Form 10-Q
period 1999-09-30
PC TEL INC
filed 1999-11-17
CIK 1057083

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 -------------

                                   Form 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                       Commission File Number 000-27115



                                 PC-Tel, Inc.
          (Exact Name of Business Issuer as Specified in Its Charter)



            Delaware                                    77-0364943
 (State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)



  1331 California Circle, Milpitas, CA                       95035
(Address of Principal Executive Office)                   (Zip Code)


                                (408) 965-2100
             (Registrant's Telephone Number, Including Area Code)

                                 -------------

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes [ ]      No  [X]   (1)

(1) The Registrant has been subject to the filing requirements of the Securities Exchange Act of 1934 since the effective date of its Registration Statement on Form S-1 (October 19, 1999) and has filed all required reports since such effective date.

As of October 31, 1999, there were 16,313,072 shares of the Registrant's Common Stock outstanding.

================================================================================

                                 PC-Tel, Inc.

                                   Form 10-Q
                   For the Quarter Ended September 30, 1999

                                                                                  Page
                                                                                  ----
Part  I.  Financial Information

Item  1   Financial Statements

          Consolidated Condensed Balance Sheets (unaudited)
          as of September 30, 1999 and December 31, 1998                             3

          Consolidated Condensed Statements of Operations (unaudited)
          for the three and nine months ended September 30, 1999 and 1998            4

          Consolidated Condensed Statements of Cash Flows (unaudited)
          for the nine months ended September 30, 1999 and 1998                      5

          Notes to the Consolidated Condensed Financial Statements (unaudited)       6

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results Of Operations                                                     11

Item 3    Quantitative and Qualitative Disclosures about Market Risk                25



Part II.  Other Information

Item 1    Legal Proceedings                                                         26

Item 2    Changes in Securities and Use of Proceeds                                 26

Item 3    Defaults upon Senior Securities                                           26

Item 4    Submission of Matters to a Vote of Security Holders                       26

Item 5    Other Information                                                         27

Item 6    Exhibits and Reports on Form 8-K                                          27

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 PC-Tel, Inc.

                     Consolidated Condensed Balance Sheets
                                (in thousands)

                                                                           September 30,       December 31,
                                                                               1999                1998
                                                                       -------------------------------------
                                                                            (Unaudited)
                                   ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                           $      18,011           $     12,988
    Short-term investments                                                      7,056                      -
    Accounts receivable, net of allowance for doubtful
     accounts of $5,603 and $1,689, respectively                                6,048                 12,931
    Inventories                                                                 4,683                  2,073
    Prepaid expenses and other assets                                             586                    264
    Deferred tax asset                                                          2,463                  1,903
                                                                       --------------          -------------
              Total current assets                                             38,847                 30,159
PROPERTY AND EQUIPMENT, net                                                     1,845                  1,042
GOODWILL AND OTHER INTANGIBLE ASSETS, net                                       9,231                 10,812
DEFERRED TAX ASSET                                                              2,377                  2,302
OTHER ASSETS                                                                    2,356                  1,681
                                                                       --------------          -------------
TOTAL ASSETS                                                            $      54,656           $     45,996
                                                                       ==============          =============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                   $       2,002           $      1,640
    Accounts payable                                                            4,223                  5,155
    Accrued royalties                                                           7,134                  5,144
    Income taxes payable                                                        1,714                  1,207
    Accrued liabilities                                                         6,947                  3,002
                                                                       --------------          -------------
              Total current liabilities                                        22,020                 16,148
                                                                       --------------          -------------
LONG-TERM LIABILITIES                                                          13,015                 14,709
                                                                       --------------          -------------
STOCKHOLDERS' EQUITY:
    Preferred stock, $0.001 par value, 9,385,548 shares authorized;
         8,510,748 issued and outstanding at September 30, 1999 and
         December 31, 1998.                                                         9                      9
    Common stock, $0.001 par value, 50,000,000 shares authorized;
         2,512,324 and 2,412,247 shares issued and outstanding at
         September 30, 1999 and December 31, 1998, respectively.                    3                      2
    Additional paid-in capital                                                 15,993                 10,915
    Deferred compensation                                                      (5,195)                  (214)
    Retained earnings                                                           8,811                  4,427
                                                                       --------------          -------------
              Total stockholders' equity                                       19,621                 15,139
                                                                       --------------          -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $      54,656           $     45,996
                                                                       ==============          =============

                                 PC-Tel, Inc.

                Consolidated Condensed Statements of Operations
                     (in thousands, except per share data)


                                                            Three Months Ended                         Nine Months Ended
                                                               September 30,                             September 30,
                                                          1999                 1998                1999                 1998
                                                    ------------------------------------     ------------------------------------
                                                                 (Unaudited)                              (Unaudited)
REVENUES                                                $    20,190          $     9,063         $    53,236          $    21,405
COST OF REVENUES                                             10,440                4,902              27,437               10,849
                                                    ------------------------------------     ------------------------------------
GROSS PROFIT                                                  9,750                4,161              25,799               10,556
                                                    ------------------------------------     ------------------------------------
OPERATING EXPENSES:
      Research and development                                2,732                1,283               7,155                3,738
      Sales and marketing                                     2,625                1,713               7,566                4,120
      General and administrative                              1,571                  423               3,666                1,213
      Amortization of deferred compensation                     271                   17                 403                   27
                                                    ------------------------------------     ------------------------------------
           Total operating expenses                           7,199                3,436              18,790                9,098
                                                    ------------------------------------     ------------------------------------
INCOME FROM OPERATIONS                                        2,551                  725               7,009                1,458
OTHER INCOME (EXPENSE), NET:
      Interest income (expense)                                (155)                 134                (747)                 376
                                                    ------------------------------------     ------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                      2,396                  859               6,262                1,834
PROVISION FOR INCOME TAXES                                      717                  258               1,879                  550
                                                    ------------------------------------     ------------------------------------
NET INCOME                                              $     1,679          $       601         $     4,383          $     1,284
                                                    ====================================     ====================================

Basic earnings per share                                $      0.67          $      0.25         $      1.78          $      0.55
Shares used in computing basic earnings per share             2,512                2,387               2,462                2,342

Diluted earnings per share                              $      0.12          $      0.05         $      0.34          $      0.10
Shares used in computing diluted earnings per share          13,438               12,385              12,858               12,311

                                 PC-Tel, Inc.

                Consolidated Condensed Statements of Cash Flows
                                (in thousands)


                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                               1999                      1998
                                                                           --------------------------------------
                                                                                     (Unaudited)
Cash Provided by (Used in) Operating Activities

   Net income                                                              $    4,383                  $    1,284
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                          2,029                         250
         Amortization of deferred debt costs                                      233                           -
         Allowance for doubtful accounts                                        3,915                       2,597
         Increase in inventory reserves                                             5                         263
         Amortization of deferred compensation                                    403                          27
   Changes in operating assets and liabilities
         Accounts receivable                                                    2,969                      (9,682)
         Inventories                                                           (2,616)                        269
         Prepaid expenses and other assets                                     (1,230)                        147
         Deferred tax asset                                                      (634)                       (179)
         Accounts payable and accrued liabilities                               5,512                       4,022
                                                                           --------------------------------------

Net Cash Provided by (Used in) Operating Activities                            14,969                      (1,002)
                                                                           --------------------------------------

Cash Used in Investing Activities

   Capital expenditures for property and equipment                             (1,251)                       (297)
   Purchase of short-term investments                                          (7,056)                          -
                                                                           --------------------------------------

Net Cash Used in Investing Activities                                          (8,307)                       (297)
                                                                           --------------------------------------

Cash Provided by (Used in) Financing Activities

   Proceeds from issuance of preferred stock                                        -                       5,002
   Proceeds from issuance of common stock                                         163                          30
   Principal payments on capital lease obligations                                (24)                        (22)
   Principal payments on notes payable                                         (1,310)                          -
   Costs incurred related to proposed initial public offering                    (468)                       (346)
                                                                           --------------------------------------

Net Cash Provided by (Used in) Financing Activities                            (1,639)                      4,664
                                                                           --------------------------------------

Net increase in cash and cash equivalents                                       5,023                       3,365

Cash and cash equivalents, beginning of period                                 12,988                       6,685
                                                                           --------------------------------------

Cash and cash equivalents, end of period                                   $   18,011                  $   10,050
                                                                           ======================================

PC-Tel, Inc.

Notes to the Consolidated Condensed Financial Statements
For the Three and Nine Months Ended: September 30, 1999
(Information for the three and nine months ended September 30, 1999 and 1998 is unaudited)

================================================================================

1.   BASIS OF PRESENTATION

     The condensed financial statements included herein have been prepared by PC-Tel, Inc. (the "Company" or "PC-Tel"), without audit, pursuant to the laws and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information not misleading. The condensed balance sheet as of December 31, 1998 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, included in PC-Tel's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

     The audited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 1999.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Consolidation and Foreign Currency Translation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany accounts and transactions. The functional currency of the Company's subsidiaries is the United States dollar, accordingly, all translation gains and losses resulting from transactions denominated in currencies other than United States dollars are included in net income. As of September 30, 1999, the Company had subsidiaries in the Cayman Islands and Japan.

Short-Term Investments

     At September 30, 1999, short-term investments consist of money market funds and high-grade debt security investments with an original maturity of approximately five months. These short-term investments are classified as available-for-sale and are recorded at their fair value. If material, any unrealized gains or losses would be classified as other comprehensive income and included in stockholders' equity. As of September 30, 1999, the cost and fair value of the short-term investments were not materially different.

Inventories

     Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories at September 30, 1999 and December 31, 1998 were composed of finished goods only. Inventories contained finished goods that were in excess of the Company's current estimated requirements and were fully reserved for at September 30, 1999 and December 31, 1998. Due to competitive pressures and technological innovation, it is possible these estimates could change in the near term.

Revenue Recognition

     Product revenues consist of sales to original equipment manufacturers ("OEM's") and distributors. Revenues from sales to OEM's are recognized upon shipment. The Company provides for estimated sales returns and allowances related to sales to OEM's at the time of shipment. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. In the fourth quarter of 1998, the Company changed its revenue recognition policy relating to sales to distributors to recognize revenue upon sell-through from the distributor to the end customer. Prior to this change, the Company recognized revenues upon shipment to distributors, net of reserves for estimated returns and price protection arrangements.

     The Company also generates revenues from engineering contracts. Revenues from engineering contracts are recognized as contract milestones are achieved. The related costs of engineering contracts are included in research and development expenses in the accompanying statements of operations. When the Company receives non-refundable prepaid royalties under a license agreement, royalty revenue is recognized over the term of the royalty agreement unless the number of units sold is known, in which case royalty revenue is recognized based on the number of units sold.

Earnings Per Share

     The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted and present per share data for all periods in which a statement of operations is presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.

     Diluted earnings per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of preferred stock using the "if converted" method and stock options and warrants using the treasury stock method. Preferred stock, common stock options and warrants are excluded from the computation of diluted earnings per share if their effect is anti-dilutive.

     Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98, convertible preferred stock and common stock issued or granted for nominal consideration prior to the anticipated effective date of the proposed initial public offering must be included in the calculation of basic and diluted net income per common share as if they had been outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal considerations.

     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earning per share for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998, respectively (in thousands, except per share data):

                                                                        Three Months Ended                Nine Months Ended
                                                                           September 30,                     September 30,
                                                                  ------------------------------    ------------------------------
                                                                           1999             1998             1999             1998
                                                                  -------------    -------------    -------------    -------------
                                                                            (Unaudited)                       (Unaudited)
Net income                                                            $   1,679        $     601        $   4,383        $   1,284
                                                                  =============    =============    =============    =============
Basic earnings per share:
  Weighted average common shares outstanding                              2,512            2,387            2,462            2,342
                                                                  -------------    -------------    -------------    -------------

Basic earnings per share                                              $    0.67        $    0.25        $    1.78        $    0.55
                                                                  =============    =============    =============    =============
Diluted earnings per share:
  Weighted average common shares outstanding                              2,512            2,387            2,462            2,342
  Weighted average common stock option grants an
  outstanding warrants                                                    2,414            1,487            1,885            1,537
  Weighted average preferred stock outstanding                            8,511            8,511            8,511            8,432
                                                                  -------------    -------------    -------------    -------------
  Weighted average common shares and common stock
  equivalents outstanding                                                13,438           12,385           12,858           12,311
                                                                   -------------    -------------    -------------    -------------

Diluted earnings per share                                            $    0.12        $    0.05        $    0.34        $    0.10
                                                                  =============    =============    =============    =============

Industry Segment, Customer and Geographic Information

      The Company is organized based upon the nature of the products it offers. Under this organizational structure, the Company operates in one segment, that segment being software-based modems using host signal processing technology. The Company markets its products worldwide through its sales personnel, independent sales representatives and distributors.

      The Company's sales to customers outside of the United States, as a percent of total revenues, are as follows:

                                                    Three Months Ended                 Nine Months Ended
                                                       September 30,                      September 30,
                                             -------------------------------       --------------------------
                                               1999                   1998           1999              1998
                                             ---------              --------       --------          --------
                                                       (Unaudited)                        (Unaudited)
      Taiwan                                        22%                   36%            28%               51%
      China (Hong Kong)                             74%                    1%            51%                2%
      Singapore                                     --                     4%             1%                4%
      Rest of Asia                                   3%                   11%            18%                8%
      Other                                         --                    --             --                 1%
                                             ---------              --------       --------          --------

                                                    99%                   52%            98%               66%
                                             =========              ========       ========          ========

      Sales to major customers representing greater than 10% of total revenues are as follows:

                                                  Three Months Ended                 Nine Months Ended
                                                    September 30,                      September 30,
                                             ---------------------------          ----------------------
      Customer                                 1999               1998              1999          1998
      --------                                 ----               ----              ----          ----
                                                     (Unaudited)                        (Unaudited)
      A                                          12%                --                 9%           12%
      B                                           3%                33%                7%           21%
      C                                           6%                29%                4%           20%
      D                                          --                  5%               12%            2%
      E                                          65%                --                51%           --
      F                                           2%                17%                2%            7%

      The Company's customers are concentrated in the personal computer industry and modem board manufacturer industry segment and in certain geographic locations. The Company actively markets and sells products in Asia. The Company performs ongoing evaluations of its customers' financial condition and generally requires no collateral. As of September 30, 1999, approximately 68% of gross accounts receivable were concentrated with three customers. As of December 31, 1998, approximately 54% of gross accounts receivable were concentrated with three customers.

Recent Accounting Pronouncements

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which was adopted by the Company in fiscal 1999. SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria has been met. The adoption did not have a material impact on our financial position or results of operations.

      In April 1998, the American Institute of Certified Public Accountants issued SOP No. 98-5 "Reporting on the Costs of Start-Up Activities," which was adopted by the Company in fiscal 1999. SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were previously capitalized must be written off when SOP No. 98-5 is adopted. The adoption did not have a material impact on our financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities." SFAS No. 133 requires certain accounting and reporting standards for derivative financial instruments and hedging activities. SFAS No. 133 applies for the first quarter beginning January 1, 2001. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we do not believe that the adoption of SFAS No. 133 will have a material effect on our financial position or results of operations.

3.   COMMITMENTS AND CONTINGENCIES:

     As of September 30, 1999 and December 31, 1998, the Company has accrued royalties of approximately $7.1 million and $5.1 million, respectively. The Company has entered into royalty agreements in fiscal 1998 and continues to negotiate royalty agreements with several other third parties. Accordingly, the Company has accrued its best estimate of the amount of royalties payable based on royalty agreements already signed or in negotiation, as well as advice from patent counsel. Should the final agreements result in royalty rates significantly different from these assumptions, the Company's business, operating results and financial condition could be materially and adversely affected.

     During 1998, Motorola, Inc. ("Motorola") filed an action for patent infringement against the Company (and one other defendant) of seven Motorola patents. In its complaint, Motorola seeks damages for the Company's alleged infringement, including treble damages for the Company's alleged willful infringement and an injunction against the Company. Motorola is also seeking attorney's fees and costs.

     The Company filed an answer to Motorola's complaint denying infringement of the seven asserted Motorola patents and asserted that each patent is invalid or unenforceable. In addition, the Company asserted counterclaims and declaratory relief for invalidity and/or unenforceability and noninfringements of each of the seven asserted Motorola patents. By its counterclaims, the Company seeks compensatory and punitive damages, an injunction against Motorola, and an award of treble damages for Motorola's violation of the Federal and state antitrust laws, and for violation of Massachusetts General Law. The Company also seeks its costs and attorney's fees in this action. In September 1999, the Company reached a settlement with Motorola as to all claims raised by both parties. The settlement requires the Company to make royalty payments to Motorola based on unit volume. As part of the settlement, the Company granted a cross-license to Motorola to utilize portions of the Company's technology and Motorola granted the Company a cross-license to utilize portions of their technology. This settlement did not have a material effect on the Company's financial position or operating results.

     In April 1999, ESS Technology Inc. filed a complaint against us in the U.S. District Court for the Northern District of California, alleging that we failed to grant licenses for some of our International Telecommunications Union-related patents to ESS on fair, reasonable and non-discriminatory terms. ESS's complaint includes claims based on antitrust law, patent misuse, breach of contract and unfair competition. In its complaint, ESS also seeks a declaration that some of our International Telecommunications Union-related patents are unenforceable and that we should be ordered by the court to grant a license to ESS on fair, reasonable and non-discriminatory terms.

     Due to the nature of litigation generally and because the lawsuit brought by ESS is at an early stage, we cannot ascertain the outcome of the final resolution of the lawsuit, the availability of injunctive relief or other equitable remedies, or estimate the total expenses, possible damages or settlement value, if any, that we may ultimately incur in connection with ESS's suit. This litigation could be time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigation. However, we believe that we have valid defenses to this litigation, including the fact that other companies license these International Telecommunications Union-related patents from us on the same terms that are being challenged by ESS. We believe that it is unlikely this litigation will have a material adverse effect on our financial condition or results of operations. We are vigorously contesting, and intend to continue to vigorously contest, all of ESS's claims.

     On November 4, 1999, the United States District Court in San Jose granted a dismissal of the antitrust and state unfair competition claims, ruling that ESS had failed to allege injury to competition in the market for modems. The Court allowed the specific performance of contract claim to stand, ruling that the license terms granted to other market participants would provide a sufficient basis for defining contractual terms that could be applied to ESS. The Court also denied the Motion with respect to dismissal of the declaratory relief claims, holding that they were sufficiently ripe for adjudication. The Court granted ESS leave to amend, and counsel for ESS have advised PC-Tel that they intend to amend to allege sufficient facts to state claims for relief under antitrust and unfair competition laws.

     Although ESS has alleged in general terms that it has been damaged, it has not specified any lost sales. The case is still in the pleading stage and there has been no discovery.

     The Company entered into a new operating lease for its new facilities in Milpitas, California in September 1999. The lease expires through February 2003. The rent expense will be recognized on a straight line basis in accordance with SFAS No. 13 and is calculated as follows (in thousands):

                       1999                       $    251
                       2000                          1,003
                       2001                          1,003
                       2002                          1,003
                       2003                            167

4.   SUBSEQUENT EVENTS

     On October 19, 1999, the Company effected its initial public offering of common stock. A total of 5,290,000 shares were sold at a price of $17.00 per share (including the exercise of the underwriters' over-allotment option of 690,000 shares). The offering resulted in net proceeds to the Company of approximately $81.8 million, net of an underwriting discount of $6.3 million and estimated offering expenses of $1.8 million. Upon the closing of the Company's initial public offering, all 8,510,748 shares of the Series A, B, and C Convertible Preferred Stock converted into 8,510,748 shares of common stock.

      On October 25, 1999, the Company used $15.5 million of the proceeds from the offering to repay bank debt. The debt bore interest at the bank's prime interest rate plus 0.5% and included a 3% prepayment penalty. The total payment of $15.5 million included $15.0 million of principal, $74,000 of accrued interest and $450,000 of prepayment penalty.

PC-Tel, Inc.

Item 2: Management's Discussion and Analysis of Financial Condition and results of Operations
=========================================================================

     The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in PC-Tel's Prospectus filed with the Securities and Exchange Commission on October 19, 1999. Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC.

Overview

     We provide cost-effective software-based communications solutions that address internet connectivity requirements for existing and emerging technologies. Analog networks use the existing copper infrastructure which provides voice and data services, commonly referred to as the public telephone network. Broadband networks use communication infrastructures that enhance voice and data transmission capacity beyond that which is offered by public telephone networks. Our communications products enable internet access through desktop PCs, notebook computers and non-PC devices. From our inception in February 1994 through the end of 1995, we were a development stage company primarily engaged in product development, product testing and the establishment of strategic relationships with customers and suppliers. From 1996 to 1999, our total headcount increased from 18 at the end of 1995 to 133 at September 30, 1999. We first recognized revenue on product sales in the fourth quarter of 1995, and became profitable in 1996, our first full year of product shipments. Revenues increased from $16.6 million in 1996 to $24.0 million in 1997 to $33.0 million in 1998. Revenues for the nine months ended September 30, 1999 were $53.2 million.

     We sell soft modems to manufacturers and distributors principally in Asia through our sales personnel, independent sales representatives and distributors. Our sales to manufacturers and distributors in Asia were 74%, 77% and 76% of our total sales for the years ended 1996, 1997 and 1998, respectively, and 65% and 99% for the nine months ended September 30, 1998 and 1999, respectively. The predominance of our sales are in Asia because our customers are primarily motherboard and modem manufacturers, and the majority of these manufacturers are located in Asia. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards that they purchase from the board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers. Industry statistics indicate that approximately two-thirds of our modems manufactured in Asia are sold back to original equipment manufacturers located in the United States.

     We recognize revenues from product sales to customers upon shipment. We provide for estimated sales returns, allowances and discounts related to such sales at the time of shipment. We recognize revenues from product sales to distributors only when the distributors have sold the product to the end user. We recognize revenues from non-recurring engineering contracts as contract milestones are achieved.

Results of Operations

Three months and nine months ended September 30, 1999 and 1998
(All amounts in tables, other than percentages, are in thousands)

Revenues
- --------------------------------------------------------------------------------------------------------------------------
                                                       Three Months       Three Months      Nine Months      Nine Months
                                                           Ended              Ended             Ended           Ended
                                                       September 30,      September 30,     September 30,    September 30,
                                                           1999               1998              1999            1998
                                                       -------------      -------------     -------------    -------------
Revenues............................................         $20,190             $9,063          $53,236           $21,405
% change from prior period..........................           122.8%               N/A            148.7%              N/A
- --------------------------------------------------------------------------------------------------------------------------

     Revenues increased $11.1 million for the three months ended September 30, 1999 compared to the same period in 1998. The increase in net revenue was primarily attributable to a higher volume of units sold following the implementation of a new sales channel program to key channel partners.

     Revenues for the nine months ended September 30, 1999 increased $31.8 million compared to the same period in 1998. The increase in revenues was attributable to increased units sold. We believe that the unit increase was due principally to the general acceptance of our products in the sub-$1,000 or low cost PC marketplace, increase of market share of our MicroModem product and the certification by Microsoft of its Windows 98 logo for our products. The increase in sales volume was partly offset by downward pressure on average selling prices and sales discounts to customers. Average selling prices decreased by 54.8% due to the elimination of an additional major hardware component in the MicroModem product, however, we believe that decreases in the average selling price of our product has resulted in the attainment of greater market share.

Gross Profit
- ------------------------------------------------------------------------------------------------------------------------------
                                                       Three Months      Three Months       Nine Months       Nine Months
                                                           Ended             Ended              Ended             Ended
                                                       September 30,     September 30,      September 30,     September 30,
                                                           1999              1998               1999              1998
                                                       -------------     -------------      -------------     -------------
Gross profit........................................       $9,750           $4,161             $25,799            $10,556
Percentage of revenues..............................         48.3%            45.9%               48.5%              49.3%
% change from prior period..........................        134.3%             N/A               144.4%               N/A
- ------------------------------------------------------------------------------------------------------------------------------

     Cost of revenues consists primarily of chipsets we purchase from third party manufacturers and also includes amortization of intangibles related to the Communications Systems Division acquisition, accrued intellectual property royalties, cost of operations, reserves for inventory obsolescence, and distribution costs. The royalties accrued are our best estimate based on royalty agreements already signed, negotiations or potential new agreements, advice from patent counsel and the royalty rates we charge for use of our own patents.

     Gross profit increased $5.6 million for the three months ended September 30, 1999 compared to the same period last year due to increased sales volume. Gross profit as a percentage of revenue improved from 45.9% for the three months ended September 30, 1998 to 48.3% for the three months ended September 30, 1999 due to increased revenue, inventory cost reduction and economies of scale.

     Gross profit increased $15.2 million for the nine months ended September 30, 1999 over the same period in 1998. The increase in gross profit was the direct result of increased revenues. Gross profit as a percentage of revenue decreased from 49.3% for the three months ended September 30, 1998 to 48.5% for the nine months ended September 30, 1999 because average selling prices decreased faster than the rate of cost reduction, which adversely impacted our profit margins. NRE and licensing revenues were a reduced percentage of total sales in 1999, and as a result, also adversely impacted our profit margins.

Research and Development
- --------------------------------------------------------------------------------------------------------------------------------
                                                       Three Months        Three Months       Nine Months        Nine Months
                                                           Ended              Ended              Ended              Ended
                                                       September 30,       September 30,      September 30,      September 30,
                                                           1999               1998               1999               1998
                                                       -------------       -------------      -------------      -------------
Research and development............................       $2,732             $1,283            $7,155              $3,738
Percentage of revenues..............................         13.5%              14.2%             13.4%               17.5%
% change from prior period..........................        112.9%               N/A              91.4%                N/A
- --------------------------------------------------------------------------------------------------------------------------------

     Research and development expenses include compensation costs for software and hardware development, prototyping, certification and pre-production costs. We expense all research and development costs as incurred.

     Research and development expenses increased $1.4 million for the three months ended September 30, 1999 compared to the same period in 1998. The increase was primarily due to an increase in engineering staff, software consulting services and system maintenance costs related to new product development.

     Research and development expenses increased $3.4 million for the nine months ended September 30, 1999 compared to the same period in 1998 due to the addition of personnel to develop new products related to the G.Lite, Audio Modem Riser card and HIDRA projects as well as maintenance work related to v.90 modems. Headcount increased from 30 to 64 from September 30, 1998 to 1999. As a percentage of revenues, research and development decreased for the nine months ended September 30, 1999 because the increase in revenues was proportionally greatly than the increased research and development expenses. Approximately 70% of all research and development expenses are payroll related. We expect that our research and development expenses will increase because we intend to hire additional personnel and continue to develop new products.

Sales and Marketing
- ------------------------------------------------------------------------------------------------------------------------------
                                                       Three Months       Three Months       Nine Months       Nine Months
                                                           Ended              Ended              Ended            Ended
                                                       September 30,      September 30,      September 30,     September 30,
                                                           1999               1998               1999              1998
                                                       -------------      -------------      -------------     -------------
Sales and marketing.................................       $2,625             $1,713             $7,566            $4,120
Percentage of revenues..............................         13.0%              18.9%              14.2%             19.2%
% change from prior period..........................         53.2%               N/A               83.6%              N/A
- ------------------------------------------------------------------------------------------------------------------------------

     Sales and marketing expenses consist primarily of personnel costs, sales commissions and marketing costs. Sales commissions payable to our distributors are recognized when our products are "sold through" from the distributors to end users. Marketing costs include promotional goods, trade shows, press tours and advertisements in trade magazines.

     Sales and marketing expenses increased $912,000 but decreased as a percentage of total net revenue for the three months ended September 30, 1999 compared to the same period in 1998. The dollar increase reflects the addition of sales and marketing personnel and efforts to develop new accounts and support customers. In addition, the Company implemented a new sales forecasting and tracking system in the third quarter of 1999 in order to manage the increased sales volume more efficiently.

     Sales and marketing expenses increased $3.4 million but decreased as a percentage of total revenues for the nine months ended September 30, 1999, compared to the same period in the prior year. The increase reflects the addition of sales and marketing personnel to develop new accounts, support customers, and to drive new product developments and product launches. We also expanded our sales regions geographically to include Japan and Korea. Headcount increased from 30 to 48 from September 30, 1998 to 1999. The increase in expenses is also due to increased governmental certification of our products in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. The production of collateral sales materials, travel costs, trade shows, sales programs and press tours have also resulted in an increase of the sales and marketing expenses.

General and Administrative
- -----------------------------------------------------------------------------------------------------------------------------
                                                       Three Months       Three Months       Nine Months        Nine Months
                                                           Ended              Ended             Ended              Ended
                                                       September 30,      September 30,      September 30,      September 30,
                                                           1999               1998              1999               1998
                                                       -------------      -------------      -------------      -------------
General and administrative..........................       $1,571              $423               $3,666             $1,213
Percentage of revenues..............................          7.8%              4.7%                 6.9%               5.7%
% change from prior period..........................        271.4%              N/A                202.2%               N/A
- -----------------------------------------------------------------------------------------------------------------------------

     General and administrative expenses include costs associated with our general management, human resources and finance functions as well as professional service charges, such as legal, tax and accounting fees. Other general expenses include rent, insurance, utilities, travel and other operating expenses to the extent not otherwise allocated to other functions.

     General and administrative expenses increased $1.1 million for the three months ended September 30, 1999 compared to the same period in 1998. The increase was primarily due to increases in legal expenses and manpower costs.

     General and administrative expenses increased $2.5 million for the nine months ended September 30, 1999 compared to the same period in 1998. This increase reflected additional legal costs related to an increased number of contract negotiations, patent submissions, additional tax planning, as well as litigation expenses related to the Motorola lawsuit.

We also incurred additional expenses related to an increase in personnel. Headcount increased from 14 to 21 from September 30, 1998 to 1999.

Amortization of Deferred Compensation
- ----------------------------------------------------------------------------------------------------------------------------
                                                       Three Months       Three Months       Nine Months       Nine Months
                                                          Ended               Ended             Ended             Ended
                                                       September 30,      September 30,      September 30,     September 30,
                                                          1999                1998              1999              1998
                                                       -------------      -------------      -------------     -------------
Amortization of deferred compensation...............      $    271            $ 17              $    403            $ 27
Percentage of revenues..............................           1.3%            0.2%                  0.8%            0.1%
% change from prior period..........................       1,494.1%            N/A               1,392.6%            N/A
- ----------------------------------------------------------------------------------------------------------------------------

     In connection with the grant of stock options to employees, we have recorded deferred compensation representing the difference between the exercise price and deemed fair market value of our common stock on the date these stock options were issued.

     The amortization of deferred compensation increased $254,000 for the three months ended September 30, 1999 compared to the same period in 1998 primarily due to a higher fair market value of the stock and additional stock options granted to new employees.

     The amortization of deferred compensation increased $376,000 for the nine months ended September 30, 1999 compared to the same period in 1998 for the reasons discussed above. We expect that the amortization of deferred compensation will increase to approximately $340,000 per quarter through the third quarter of 2003, based on option grant activity through September 30, 1999.

Other Income (Expense), Net
- -----------------------------------------------------------------------------------------------------------------------------
                                                       Three Months       Three Months       Nine Months        Nine Months
                                                          Ended               Ended             Ended              Ended
                                                       September 30,      September 30,      September 30,      September 30,
                                                          1999                1998              1999               1998
                                                       -------------      -------------      -------------      -------------
Other income (expense), net.........................       $ (155)            $134               $ (747)            $376
Percentage of revenues..............................         (0.8)%            1.5%                (1.4)%            1.8%
% change from prior period..........................          N/A              N/A                  N/A              N/A
- -----------------------------------------------------------------------------------------------------------------------------

     Other income, net, consists of interest income, net of any interest expenses. Interest income is expected to fluctuate over time. Interest expense consists primarily of interest on capital leases and the $16.3 million loan issued to acquire Communications Systems Division. Interest expense will decrease as we have repaid the $15.0 million remaining balance on the loan with the proceeds from the Initial Public Offering.

     Other income, net, decreased $289,000 for the three months ended September 30, 1999 compared to the same period in 1998 primarily due to the interest expense related to the loan that we used to acquire Communications Systems Division.

     Other income, net, decreased $1.1 million for the nine months ended September 30, 1999 compared to the same period in 1998 because of the same reason discussed above.

Provision for Income Taxes
- -------------------------------------------------------------------------------------------------------------------------------
                                                       Three Months       Three Months       Nine Months        Nine Months
                                                          Ended              Ended              Ended              Ended
                                                       September 30,      September 30,      September 30,      September 30,
                                                           1999              1998                1999              1998
                                                       -------------      -------------      -------------      -------------
Provision for income taxes..........................       $  717            $ 258              $1,879              $ 550
Effective tax rate..................................         30.0%            30.0%               30.0%              30.0%
% change from prior period..........................        177.9%             N/A               241.6%               N/A
- -------------------------------------------------------------------------------------------------------------------------------

     Provision for income taxes increased for the three months and the nine months ended September 30, 1999 over the comparable periods in 1998 due to higher taxable income, while the effective tax rate remained constant at 30%.

Liquidity and Capital Resources
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Nine Months        Nine Months
                                                                                                    Ended              ended
                                                                                                 September 30,      September 30,
                                                                                                     1999               1998
                                                                                                 -------------      -------------
Net cash provided by (used in) operating activities...........................................       $14,969           $(1,002)
Net cash used in investing activities.........................................................        (8,307)             (297)
Net cash provided by (used in) financing activities...........................................        (1,639)            4,664
Cash, cash equivalents and short-term investments at the end of period........................        25,067            10,050
Working capital at the end of period..........................................................        16,827            13,714
- ------------------------------------------------------------------------------------------------------------------------------------

     The increase in net cash provided by operating activities for the nine months ended September 30, 1999 compared to 1998 was primarily due to better collection in accounts receivable due to the use of letters of credit and higher net income in 1999. Net cash used in investing activities for the nine months ended September 30, 1999 reflected the purchases of short-term investments, property and equipment. Net cash used in financing activities for the nine months ended September 30, 1999 reflected a portion of the repayment of principal on the notes payable arrangements associated with the Communications Systems Division acquisition.

     As of September 30, 1999, we had $25.1 million in cash, cash equivalents and short-term investments and working capital of $16.8 million. As of September 30, 1999, we had outstanding debt of $15.0 million under notes payable arrangements. Subsequent to September 30, 1999, the Company repaid this debt, including a prepayment penalty of $450,000, with proceeds from the initial public offering. See Note 4 of Notes to the Condensed Financial Statements for more information on the initial public offering.

     We believe that the net proceeds from the offering, together with existing sources of liquidity, will be sufficient to meet our working capital and anticipated capital expenditure requirements for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes, and may seek, even before that time, to raise additional funds through public or private equity or debt financing or from other sources. Additional financing may not be available at all, and if it is available, the financing may not be obtainable on terms acceptable to us or that are not dilutive to our stockholders.

Year 2000 Compliance

     We have completed our initial assessment of the potential overall impact of the impending century change on our business, financial condition and operating results. Based on our current assessment, we believe the current versions of our products are Year 2000 compliant. However, our products operate in complex network environments and directly or indirectly interact with a number of other hardware and software systems that we cannot adequately evaluate for Year 2000 compliance. In a worst case scenario involving the failure of these environments or systems as a result of Year 2000 problems, our products would be inoperative and would have no utility to our customers or the users of these products. Because our products depend upon the communication capabilities of the devices in which they are used, we would not be able to solve Year 2000 problems affecting these devices. As a result, our business would be dependent upon the manufacturers of these devices, including our customers, to correct Year 2000 deficiencies that might arise. The following are summaries of Year 2000 action plans for our material suppliers:

     . Silicon Labs' Year 2000 program consists of comprehensive review and testing of hardware and software used in mission-critical applications, review of Year 2000 readiness of suppliers of critical materials and services, and a contingency plan to ensure uninterrupted product delivery for unforeseen problems that may occur. Their contingency plan involves building an additional product inventory buffer. The buffer will be maintained over the year end and then depleted after Silicon Labs has ascertained that no Year 2000 related supply problems exist. Silicon Labs has also implemented a verification process where they will review internal Year 2000 compliance for server hardware, operating systems, business applications and PC and workstation BIOSes. They will also use representative test platforms to run existing business applications after changing system dates to 1/1/00.

     . ST Microelectronics has had a top priority project underway since the second quarter of 1997. Their definition of Year 2000 Compliance means that the functions, calculations, and other computing process of each of their projects perform in a consistent manner regardless of the date and time on which the processes are actually performed, whether before, on, or January 1, 2000, and whether or not the dates are affected by leap years.

     . Taiwan Semiconductor Manufacturing Corporation has completed their Year 2000 compliance testing on their manufacturing equipment, information technology infrastructure, commercial software, and in-house application.

     .  Kawasaki/LSI has completed their testing and is Year 2000 compliant.

     We may face claims based on Year 2000 problems in other companies' products, or issues arising from the integration of multiple products within an overall system. We have not been a party to any litigation of arbitration proceeding involving our products or services related to Year 2000 compliance issues. We may in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues.

     We have reviewed our internal management information and other critical business systems to identify any Year 2000 problems. We also have communicated with the external vendors that supply us with material software and information systems and with significant suppliers to determine their Year 2000 readiness. Based on a review of vendor representations made in letters provided to us by our vendors and a review of representations made by our vendors at their individual Web sites, we believe that the third-party hardware and software we use is Year 2000 compliant.

     To date, we have not incurred any material costs directly associated with Year 2000 compliance efforts, except for compensation expense associated with salaried employees who have devoted some of their time to Year 2000 assessment and remediation efforts. We do not expect the total cost of Year 2000 problems to be material to our business, financial condition or operating results. However, during the months prior to the century change, we will continue to evaluate new versions of our products, new software and information systems provided by third parties and any new infrastructure systems that we acquire, to determine whether they are Year 2000 compliant. Despite our current assessment, we may not identify and correct all significant Year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significant time and expense and unremediated problems could harm our business, financial condition and operating results. We currently do not have any estimate of potential costs related to potential Year 2000 problems. We currently have no contingency plans to address the risks associated with unremediated Year 2000 problems.

Factors Affecting Operating Results

     This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

                         Risks Related to Our Business

Our sales are concentrated among a limited number of customers and the loss of one or more of these customers could cause our sales revenues to decrease.

     Our sales are concentrated among a limited number of customers. If we were to lose one or more of these customers, or if one or more of these customers were to delay or reduce purchases of our products, our sales revenues may decrease. For the nine months ended September 30, 1999, approximately 83% of our revenues were generated by five of our customers with one customer representing 51% of revenues. These customers may in the future decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, because:

     . we do not have any long-term purchase arrangements or contracts with these or any of our other customers,

     . our product sales to date have been made primarily on a purchase order basis, which permit our customers to cancel, change or delay product purchase commitments with little or no notice and without penalty, and

     . many of our customers also have pre-existing relationships with current or potential competitors which may affect our customers' purchasing decisions.

     We expect that a small number of customers will continue to account for a substantial portion of our revenues for at least the next 12 to 18 months and that a significant portion of our sales will continue to be made on the basis of purchase orders.

We have significant sales and operations concentrated in Asia. Continued political and economic instability in Asia and difficulty in collecting accounts receivable may make it difficult for us to maintain or increase market demand for our products.

     Continued political and economic instability in Asia and difficulty in collecting accounts receivable may make it difficult for us to maintain or increase market demand for our products. Our sales to customers located in Asia accounted for 99% of our total revenues for the nine months ended September 30, 1999. The predominance of our sales are in Asia, mostly in Taiwan and China, because our customers are primarily motherboard or modem manufacturers that are located there. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards, the main printed circuit board containing the central processing unit of a computer system, that they purchase from board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers. Industry statistics indicate that approximately two thirds of modems manufactured in Asia are sold back to original equipment manufacturers located in the United States. Due to the industry-wide concentration of modem manufacturers in Asia, we believe that a high percentage of our future sales will continue to be concentrated with Asian customers. As a result, our future operating results could be uniquely affected by a variety of factors outside of our control, including:

     . political and economic instability, such as the recent political instability in Indonesia and the economic turmoil in Japan,

     . changes in tariffs, quotas, import restrictions and other trade barriers which may make our products more expensive compared to our competitors,

     . delays in collecting accounts receivable, which we have experienced from time to time, and

     . fluctuations in the value of Asian currencies relative to the U.S.
       dollar, which may make it more costly for us to do business in Asia which may in turn make it difficult for us to maintain or increase our revenues.

     To successfully expand our sales in Asia and internationally, we must strengthen foreign operations, hire additional personnel and recruit additional international distributors and resellers. This will require significant management attention and financial resources. To the extent that we are unable to effect these additions in a timely manner, we may not be able to maintain or increase market demand for our products in Asia and internationally, and our operating results could be hurt.

The recent earthquake in Taiwan and subsequent aftershocks may cause our revenues or profitability to decrease.

     Because our products are sold to motherboard or modem manufacturer customers in Taiwan, the recent earthquake in Taiwan may result in less demand for our products and may cause our revenues to decrease. Our customers who are outside of Taiwan may also be dependent on other components manufactured in Taiwan. The recent earthquake may disrupt the operations of our customers' other suppliers who are located in Taiwan, and may result in a decrease in demand of our products. We are also dependent on our suppliers who manufacture product components in Taiwan. The recent earthquake may disrupt the operations of these suppliers. If they are not able to adequately supply us, we may not be able to meet the demand for our products. We do not currently believe that the effect of this earthquake on our business will be material. However, it is impossible that our sales to customers in Asia may be affected in the next few quarters.

Continuing decreases in the average selling prices of our products could result in decreased revenues.

     Product sales in the connectivity industry have been characterized by continuing erosion of average selling prices. Price erosion experienced by any company can cause revenues and gross margins to decline. The average selling price of our products has decreased by approximately 55% from October 1995 to September 30, 1999. We expect this trend to continue.

     In addition, we believe that the widespread adoption of industry standards in the soft modem industry is likely to further erode average selling prices, particularly for analog modems. Adoption of industry standards is driven by the market requirement to have interoperable modems. End users need this interoperability to ensure modems from different manufacturers communicate with each other without problems. Historically, users have deferred purchasing modems until these industry standards are adopted. However, once these standards are accepted, it lowers the barriers to entry and price erosion has resulted. Decreasing average selling prices in our products could result in decreased revenues even if the number of units that we sell increases. Therefore, we must continue to develop and introduce next generation products with enhanced functionalities that can be sold at higher gross margins. Our failure to do this could cause our revenues and gross margin to decline.

Our gross margins may vary based on the mix of sales of our products and services, and these variations may hurt our net income.

     We derive a significant portion of our sales from our software-based connectivity products. We expect margins on newly introduced products generally to be higher than our existing products. However, due in part to the competitive pricing pressures that affect our products and in part to increasing component and manufacturing costs, we expect margins from both existing and future products to decrease over time. In addition, licensing revenues from our products historically have provided higher margins than our product sales. Changes in the mix of products sold and the percentage of our sales in any quarter attributable to products as compared to licensing revenues will cause our quarterly results to vary and could result in a decrease in net income.

Our revenues may fluctuate each quarter due to both domestic and international seasonal trends.

     We have experienced and expect to continue to experience seasonality in sales of our connectivity products. These seasonal trends materially affect our quarter-to-quarter operating results. Our revenues are higher during the back-to-school and holiday seasons which fall in the third and fourth calendar quarters. Revenue in our third and fourth quarters are typically higher relative to other quarters because many purchasers of PCs make purchase decisions based on their calendar year-end budgeting requirements. As a result, we generally expect revenue levels for the first quarter to be less than those for the preceding quarter.

     We are currently expanding our sales in international markets, particularly in Asia, Europe and South America. To the extent that our revenues in Asia, Europe or other parts of the world increase in future periods, we expect our period-to-period revenues to reflect seasonal buying patterns in these markets.

Any delays in our normally lengthy sales cycles could result in customers canceling purchases of our products.

     Sales cycles for our products with major customers are lengthy, often lasting six months or longer. In addition, it can take an additional six months or more before a customer commences volume production of equipment that incorporates our products. Sales cycles with our major customers are lengthy for a number of reasons:

     . our original equipment manufacturer customers usually complete a lengthy technical evaluation of our products, over which we have no control, before placing a purchase order,

     . the commercial integration of our products by an original equipment manufacturer is typically limited during the initial release to evaluate product performance, and

     . the development and commercial introduction of products incorporating new technologies frequently are delayed.

     A significant portion of our operating expenses is relatively fixed and is based in large part on our forecasts of volume and timing of orders. The lengthy sales cycles make forecasting the volume and timing of product orders difficult. In addition, the delays inherent in lengthy sales cycles raise additional risks of customer decisions to cancel or change product phases. If customer cancellations or product changes were to occur, this could result in the loss of anticipated sales without sufficient time for us to reduce our operating expenses.

We expect that our operating expenses will increase substantially in the future and these increased expenses may diminish our ability to remain profitable.

     Although we have been profitable in recent years, we may not remain profitable on a quarterly or annual basis in the future. We anticipate that our expenses will increase substantially over at least the next three years as we:

     . further develop and introduce new applications and functionality for our host signal processing technology,

     . explore emerging product opportunities in digital technologies and wireless and cable communications,

     . expand our distribution channels, both domestically and in our international markets, and

     . pursue strategic relationships and acquisitions.

     In order to maintain profitability we will be required to increase our revenues to meet these additional expenses. Any failure to significantly increase our revenues as we implement our product, service, distribution and strategic relationship strategies would result in a decrease in our overall revenues.

     To date, we have principally relied upon our distributor sales organization for product sales to smaller accounts. Our direct sales efforts have focused principally on board manufacturers and smaller PC original equipment manufacturers. To increase penetration of our target customer base, including large, tier-one original equipment manufacturers, we must significantly increase the size of our direct sales force and organize and deploy sales teams targeted at specific domestic tier-one original equipment manufacturer accounts. If we are unable to expand our sales to additional original equipment manufacturers, our revenues may not meet analysts' expectations which could cause our stock price to drop.

We must accurately forecast our customer demand for our modem products. If there is an unexpected fluctuation in demand for our products, we may incur excessive operating costs or lose product revenues.

     We must forecast and place purchase orders for specialized semiconductor chips, the application specific integrated circuit, coder/decoder and discrete access array, or data access arrangement, components of our modem products, several months before we receive purchase orders from our own customers. This forecasting and order lead time requirement limits our ability to react to unexpected fluctuations in demand for our products. These fluctuations can be unexpected and may cause us to have excess inventory, or a shortage, of a particular product. In the event that our forecasts are inaccurate, we may need to write down excess inventory. For example, we were required to write down inventory in the second quarter of 1996 in connection with a product transition within our 14.4 Kbps product family. Similarly, if we fail to purchase sufficient supplies on a timely basis, we may incur additional rush charges or we may lose product revenues if we are not able to meet a purchase order. These failures could also adversely affect our customer relations. Significant write-downs of excess inventory or declines in inventory value in the future could cause our net income and gross margin to decrease.

We rely heavily on our intellectual property rights which offer only limited protection against potential infringers. Unauthorized use of our technology may result in development of products that compete with our products which could cause our market share and our revenues to be reduced.

     Our success is heavily dependent upon our proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting our proprietary rights may not be adequate. We hold a total of 35 patents, a number of which cover technology that is considered essential for International Telecommunications Union standard communications solutions, and also have 30 additional patent applications pending or filed. These patents may never be issued. These patents, both issued and pending, may not provide sufficiently broad protection against third party infringement lawsuits or they may not prove enforceable in actions against alleged infringers. Other than the Motorola and ESS lawsuits described elsewhere in this Form 10-Q, to date, no material lawsuits relating to intellectual property have been filed against us.

     Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. We may provide our licensees with access to our proprietary information underlying our licensed applications. Additionally, our competitors may independently develop similar or superior technology. Finally, policing unauthorized use of software is difficult and some foreign laws, including those of various countries in Asia, do not protect our proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources.

     We have received, and may receive in the future, communications from third parties asserting that our products infringe on their intellectual property rights. These claims could affect our relationships with existing customers and may prevent potential future customers from purchasing our products or licensing our technology. Because we depend upon a limited number of products, any claims of this kind, whether they are with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. In the event that we do not prevail in litigation, we could be prevented from selling our products or be required to enter into royalty or licensing agreements on terms which may not be acceptable to us. We could also be prevented from selling our products or be required to pay substantial monetary damages. Should we cross license our intellectual property in order to obtain licenses, we may no longer be able to offer a unique product.

     New patent applications may be currently pending or filed in the future by third parties covering technology that we use currently or may use in the future. Pending U.S. patent applications are confidential until patents are issued, and thus it is impossible to ascertain all possible patent infringement claims against us. We believe that several of our competitors, including Motorola, Lucent and ESS Technology, may have a strategy of protecting their market share by filing intellectual property claims against their competitors and may assert claims against us in the future. The legal and other expenses and diversion of resources associated with any such litigation could result in a decrease in our revenues.

     In addition, some of our customer agreements include an indemnity clause that obligates us to defend and pay all damages and costs finally awarded by a court should third parties assert patent and/or copyright claims against our customers. As a result, we may be held responsible for infringement claims asserted against our customers. If our financial reserves for potential future license fees are less than any actual fees that we are required to pay, our net income would be reduced.

If our financial reserves for potential future license fees are less than any actual fees that we are required to pay, our net income would be reduced.

     We have established and recorded on a monthly basis a financial per-unit reserve for payment of future license fees based upon our estimate as to the likely amount of the licensing fees that we may be required to pay in the event that licenses are obtained. We believe that it is typical for participants in the modem industry to obtain licenses in exchange for grants of cross licenses rather than for payment of fees and we have based our estimates on our understanding of the license fee practices of other segments of our industry. Our reserves may not be adequate because of factors outside of our control and because these license fee practices in the modern industry may not be applicable to our experience.

Competition in the connectivity market is intense, and if we are unable to compete effectively, the demand for, or the prices of, our products may be reduced.

     The connectivity device market is intensely competitive. We may not be able to compete successfully against current or potential competitors. Our current competitors include 3Com, Conexant, ESS Technology, Lucent Technologies and Motorola. Motorola introduced soft modems in the third quarter of 1998 and Conexant introduced soft modems in the fourth quarter of 1998. We expect competition to increase in the future as current competitors enhance their product offerings, new suppliers enter the connectivity device market, new communication technologies are introduced and additional networks are deployed.

     We may in the future also face competition from other suppliers of products based on host signal processing technology or on new or emerging communication technologies, which may render our existing or future products obsolete or otherwise unmarketable. We believe that these competitors may include Alcatel, Analog Devices, Aware, Broadcom, Com21, Efficient Networks, Orckit, Terayon Communications and Texas Instruments.

     We believe that the principal competitive factors required by users and customers in the connectivity product market include compatibility with industry standards, price, functionality, ease of use and customer service and support. Although we believe that our products currently compete favorably with respect to these factors, we may not be able to maintain our competitive position against current and potential competitors.

We recently hired a new President and Chief Operating Officer. If he is not successful in carrying out his duties, we may not be able to maintain our current profitability or increase our revenue.

     In August 1999, we hired William F. Roach as our new President and Chief Operating Officer. Mr. Roach must be successfully integrated into our organizational structure. If for any reason Mr. Roach does not successfully carry out his duties or lead our organization in an effective manner, we may not be able to maintain our current profitability or increase our revenue.

In order for us to maintain our profitability and continue to introduce and develop new products for emerging markets, we must attract and retain our executive officers and qualified technical, sales, support and other administrative personnel.

     Our past performance has been and our future performance is substantially dependent on the performance of our current executive officers and certain key engineering, sales, marketing, financial, technical and customer support personnel. If we lost the services of one or more of our executives or key employees, a replacement could be difficult to recruit and we may not be able to grow our business.

     We maintain "key person" life insurance policies on Peter Chen, our Chairman and Chief Executive Officer, William Wen-Liang Hsu, our Vice President, Engineering, and Han Yeh, our Vice President, Technology, in the face amount of $1 million for each individual. However, these insurance policies may not adequately compensate for the loss of services of any of these individuals.

     We intend to hire a significant number of additional engineering, sales, support, marketing and finance personnel in the future. Competition for personnel, especially engineers and marketing and sales personnel in Silicon Valley, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, backgrounds and industry experience. As of September 30, 1999, we employed a total of 64 people in our engineering department, over half of whom have advanced degrees. In the past we have experienced difficulty in recruiting qualified engineering personnel, especially developers, on a timely basis. If we are not able to hire at the levels that we plan, our ability to continue to develop products and technologies responsive to our markets will be impaired.

We have experienced significant growth in our business in recent periods and failure to manage our growth could strain our management, financial and administrative resources.

     Our ability to successfully sell our products and implement our business plan in rapidly evolving markets requires an effective management planning process. Future expansion efforts could be expensive and put a strain on our management by significantly increasing the scope of their responsibilities and resources by increasing the number of people using them. We have increased, and plan to continue to increase, the scope of our operations at a rapid rate. Our headcount has grown and will continue to grow substantially. At December 31, 1998, we had a total of 95 employees and at September 30, 1999, we had a total of 133 employees. In addition, we expect to continue to hire a significant number of new employees. To effectively manage our growth, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

We rely on independent companies to manufacture, assemble and test our products. If these companies do not meet their commitments to us, our ability to sell products to our customers would be impaired.

     We do not have our own manufacturing, assembling or testing operations. Instead, we rely on independent companies to manufacture, assemble and test the semiconductor chips which are integral components of our products. Most of these companies are located outside of the United States. There are many risks associated with our relationships with these independent companies, including reduced control over:

     . delivery schedules,

     . quality assurance,

     . manufacturing costs,

     . capacity during periods of excess demand, and

     . availability of access to process technologies.

     In addition, the location of these independent parties outside of the United States creates additional risks resulting from the foreign regulatory, political and economic environments in which each of these companies exists. While to date we have not experienced any material problems, failures or delays by our manufacturers to provide the semiconductor chips that we require for our products, or any material change in the financial arrangements we have with these companies, could have an adverse impact on our ability to meet our customer product requirements.

     We design, market and sell application specific integrated circuits and outsource the manufacturing and assembly of the integrated circuits to a third party fabrication. The majority of our products and related components are manufactured by five principal companies: Taiwan Semiconductor Manufacturing Corporation, ST Microelectronics, Kawasaki/LSI, Silicon Labs and Delta Integration. We expect to continue to rely upon these third parties for these services. Currently, the data access arrangement chips used in our soft modem products are provided by a sole source, Silicon Labs, on a purchase order basis, and we have only a limited guaranteed supply arrangement under a contract with our supplier. We are currently in the process of qualifying a second source for our data access arrangement chips. Although we believe that we would be able to qualify an alternative manufacturing source for data access arrangement chips within a relatively short period of time, this transition, if necessary, could result in loss of purchase orders or customer relationships, which could result in decreased revenues.

Undetected software errors or failures found in new products may result in loss of customers or delay in market acceptance of our products.

     Our products may contain undetected software errors or failures when first introduced or as new versions are released. To date, we have not been made aware of any significant software errors or failures in our products. However, despite testing by us and by current and potential customers, errors may be found in new products after commencement of commercial shipments, resulting in loss of customers or delay in market acceptance.

If we, our key suppliers or our customers fail to be ready for the year 2000 calendar change, our business may be disrupted and our net revenues may decline.

     The Year 2000 issue refers to computer programs which use two digits rather than four to define a given year and which might read a date using "00" as the year 1900 rather than the Year 2000. As a result, many companies' systems and software may need to be upgraded or replaced in order to function correctly after December 31, 1999.

     Our Software. Our connectivity products are incorporated into computer products of our customers which may not be Year 2000 compliant, or which may be perceived by their markets as not meeting Year 2000 compliance requirements. As a result, it is likely that any failure of the computer products into which our products may be incorporated to be Year 2000 compliant, or any slowdown in the connectivity markets as a result of Year 2000 compliance concerns, will hurt our product sales. In addition, we believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase our products. To the extent Year 2000 issues cause a significant delay in, or cancellation of, decisions to purchase our products or services, our business would suffer. In the ordinary course of our business, we test and evaluate our software modems. We believe that our current products are Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of our software products or the ability of our products to transmit data involving dates.

     Third Party Equipment And Software. We use third party equipment and software that may not be Year 2000 compliant. This equipment and software includes our key internal systems such as for our internal accounting systems or controls. If this equipment or software does not operate properly with regard to the Year 2000, we may incur unexpected expenses to remedy any problems. These costs may materially adversely affect our business. In addition, if our key internal systems fail as a result of Year 2000 problems, we could incur substantial costs and disruption of our business.

     Compliance. Despite our current assessment, we may not identify and correct all significant Year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significant time and expense and unremediated problems could harm our business, financial condition and operating results. We currently do not have any estimate of potential costs related to potential Year 2000 problems. We currently do not have plans to contact our material customers. We currently have no contingency plans to address the risks associated with unremediated Year 2000 problems. To date, we have not incurred any material costs directly associated with Year 2000 compliance efforts, except for compensation expense associated with salaried employees who have devoted some of their time to Year 2000 assessment and remediation efforts. We do not expect the total cost of Year 2000 problems to be material to our business, financial condition or operating results. However, during the period prior to the century change, we will continue to evaluate new versions of our products, new software and information systems provided by third parties and any new infrastructure systems that we acquire, to determine whether they are Year 2000 compliant.

                         Risks Related to Our Industry

If the market for applications using our host signal processing technology does not grow as we anticipate, or if our products are not accepted in this market, our revenues may stagnate and may decrease.

     Our success depends on the growth of the market for applications using our host signal processing technology. This market has only recently begun to develop and may not develop at the growth rates that have been suggested by industry estimates. Market demand for host signal processing technology depends primarily upon the cost and performance benefits relative to other competing solutions. For example, soft modems have only recently begun to gain acceptance in the modem market. Although we have shipped a significant number of soft modems since we began commercial sales of these products in October 1995, the current level of demand for soft modems may not be sustained or may not grow. If customers do not accept soft modems or the market for soft modems does not grow, our revenues will decrease.

     Further, we are in the process of developing next generation products and applications which improve and extend upon our host signal processing technology, such as a G.Lite modem solution, an external modem product and a remote access solution. If these products are not accepted in our markets when they are introduced, our revenues and profitability will be negatively affected.

Our industry is characterized by rapidly changing technologies. If we do not adapt to these technologies, our products will become obsolete.

     The connectivity product market is characterized by rapidly changing technologies, limited product life cycles and frequent new product introductions. To remain competitive in this market, we have been required to introduce many products over a limited period of time. For example, we introduced a 14.4 Kbps product in 1995, a 28.8 Kbps product in 1996, a 33.6 Kbps product in late 1996, a non-International Telecommunications Union standard 56 Kbps modem in the second half of 1997 and a v.90 International Telecommunications Union standard 56 Kbps modem in early 1998. The market for high speed data transmission is also characterized by several competing technologies that offer alternative broadband solutions which allow for higher modem speeds and faster internet access. These competing broadband technologies include x-digital subscriber line, wireless and cable. However, substantially all of our current product revenue is derived from sales of analog modems, which use a more conventional technology. We must continue to develop and introduce technologically advanced products that support one or more of these competing broadband technologies. If we are not successful in our response, our products will become obsolete and we will not be able to compete effectively.

Changes in laws or regulations, in particular, future FCC regulations affecting the broadband market, internet service providers, or the communications industry could negatively affect our ability to develop new technologies or sell new products and therefore, reduce our profitability.

     The jurisdiction of the Federal Communications Commission, or FCC, extends to the entire communications industry, including our customers and their products and services that incorporate our products. Future FCC regulations affecting the broadband access services industry, our customers or our products may harm our business. For example, future FCC regulatory policies that affect the availability of data and internet services may impede our customers' penetration into their markets or affect the prices that they are able to charge. In addition, international regulatory bodies are beginning to adopt standards for the communications industry. Although our business has not been hurt by any regulations to date, in the future, delays caused by our compliance with regulatory requirements may result in order cancellations or postponements of product purchases by our customers, which would reduce our profitability.

                       Risks Related to our Common Stock

Substantial future sales of our common stock in the public market may depress our stock price.

     Our current stockholders hold a substantial number of shares, which they will be able to sell in the public market in the near future. Sales of a substantial number of shares of our common stock could cause our stock price to fall.

Provisions in our charter documents may inhibit a change of control or a change of management which may cause the market price for our common stock to fall and may inhibit a takeover or change in our control that a stockholder may consider favorable.

     Provisions in our charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction that our stockholders may favor. These provisions could have the effect of discouraging others from making tender offers for our shares, and as a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts and may prevent stockholders from reselling their shares at or above the price at which they purchased their shares. These provisions may also prevent changes in our management that our stockholders may favor. Our charter documents do not permit stockholders to act by written consent, do not permit stockholders to call a stockholders meeting and provide for a classified board of directors, which means stockholders can only elect, or remove, a limited number of our directors in any given year.

     Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series. The board of directors can fix the price, rights, preferences, privileges and restrictions of this preferred stock without any further vote or action by our stockholders. The rights of the holders of our common stock will be affected by, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Further, the issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by the our stockholders. As a result, the market price of the our common stock may drop. The board of directors has not elected to issue additional shares of preferred stock since the initial public offering on October 19, 1999.

PC-Tel, Inc.

Item 3:   Quantitative and Qualitative Disclosures about Market Risk

================================================================================

     We are exposed to minimal market risks. We manage the sensitivity of our results of operations to these risks by maintaining a conservative investment portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency fluctuations, as we sell our products internationally. We manage the sensitivity of our internationals sales by denominating all transactions in U.S. dollars.

     We may be exposed to interest rate risks, as we may use additional financing to fund additional acquisitions and fund other capital expenditures. The interest rate that we may be able to obtain on financings will depend on market conditions at that time and may differ from the rates we have secured in the past.

PC-Tel, Inc.

Part II.  Other Information
For the Three Months and Nine Months Ended: September 30, 1999

===============================================================================

Item 1  Legal Proceedings:

        See Note 3 of Notes to the Consolidated Condensed Financial Statements.

Item 2  Changes in Securities and Use of Proceeds:

        Upon the close of our initial public offering, each outstanding share of preferred stock was converted into one share of common stock and the Certificate of Incorporation was amended to remove all reference to Series A, Series B or Series C preferred stock.

        The effective date of the PC-Tel's first registration statement on Form S-1 under the Securities and Exchange Act of 1933 (No. 333-84707) was October 19, 1999, relating to our initial public offering of its common stock. A total of 5,290,000 shares of our common stock were sold at a price of $17.00 per share to an underwriting syndicate led by Banc of America Securities LLC, Warburg Dillon Read LLC, and Needham & Company, Inc. PC-Tel received aggregate gross proceeds of $89.9 million in connection with its initial public offering. Of such amount, approximately $6.3 million was paid to the underwriters in connection with underwriting discounts, and approximately $1.8 million was paid by PC-Tel in connection with offering expenses, including legal, accounting, printing, filing and other fees. There were no direct or indirect payments to directors or officers of PC-Tel or any other person or entity. None of the offering proceeds have been used for the construction of plant, buildings, or facilities or other purchase or installation of machinery or equipment or for purchases of real estate or the acquisition of other business. $15.5 million of the proceeds were used to repay bank debt. PC-Tel is currently investing the net offering proceeds for future use as additional working capital. Such remaining net proceeds may be used for general corporate purposes, including working capital, and for potential investments in and acquisitions of complementary products, technologies or businesses.

Item 3  Defaults upon Senior Securities: None.

Item 4  Submission of Matters to a Vote of Security Holders:

        In August 1999, we submitted several matters to a vote of its security holders through an Action by Written Consent. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against and the number of abstentions. There were no broker non-votes with respect to any matter.

        1. To approve an amendment and restatement of our Certificate of Incorporation to provide that each share of each series of our Preferred Stock shall automatically be converted into shares of Common Stock at the then effective Conversion Price (as defined in the amended Certificate of Incorporation) upon the closing of firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of Common Stock to the public at an aggregate gross offering price of not less than Fifteen Million dollars ($15,000,000) and a price per share to the public equal to or greater than Twelve Dollars ($12.00).

        FOR:  8,046,418          AGAINST:  0          ABSTAIN:  2,955,600

        2. To approve an amendment and restatement of our 1997 Stock Plan to increase the authorized number of shares under such plan by 2,000,000 shares to a total of 5,500,000 shares of Common Stock, plus an annual increase to be added on the first day of our fiscal year beginning in 2000 equal to the lesser of (i) 700,000 (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the Board.

        FOR:  8,046,418          AGAINST:  0          ABSTAIN:  2,955,600

        3. To approve an amendment and restatement of our Certificate of Incorporation concurrently with the Initial Public Offering to (i) include provisions establishing certain defensive strategies for the protection of stockholders' value (ii) deleting all reference to series of Preferred Stock and authorizing instead one class of undersigned Preferred Stock consisting of 5,000,000 shares and (iii) authorizing an increase in the authorized number of shares of Common Stock to 100,000,000.

        FOR:  8,046,418          AGAINST:  0          ABSTAIN:  2,955,600

Item 5  Other Information: None.

Item 6  Exhibits and reports on Form 8-K:

        (a) Exhibits
            10.16 Lease agreement dated September 17, 1999 between PC-Tel, Inc. and Sun Microsystems, Inc. for an office building located at 1331 California Circle, Milpitas, CA 95035
            27.1      Financial Data Schedule

        (b) No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PC-Tel, Inc.
                             A Delaware Corporation
                             (Registrant)


November 17, 1999            /s/ Andrew Wahl
                             -----------------------------------
                             Andrew Wahl
                             Vice President, Finance and Chief Financial Officer
                             (principal financial and accounting officer)

                                 EXHIBIT INDEX


10.16 Lease agreement dated September 17, 1999 between PC-Tel, Inc. and Sun Microsystems, Inc. for an office building located at 1331 California Circle, Milpitas, CA 95035.

27.1   Financial Data Schedule