Form 10-K
period 1999-12-31
PC TEL INC
filed 2000-03-24
CIK 1057083

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                 -------------

                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                     For the year ended December 31, 1999


    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                       Commission File Number 000-27115



                                 PCTEL, Inc.
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

                                 -------------
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value Per Share.

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes [X]      No [_]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of December 31, 1999, the aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant was $869,417,588 based on the last transaction price as reported on the Nasdaq national market. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

The number of shares of the Registrant's common stock outstanding were 16,560,335 on December 31, 1999.

     Documents Incorporated By Reference.

(1) Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2000.

================================================================================


                                  PCTEL, Inc.

                                   Form 10-K
                     For the Year Ended December 31, 1999
                                                                                              Page
                                                                                              ----
                                    Part  I
Item  1    Business                                                                               3

Item  2    Properties                                                                            30

Item  3    Legal and Administrative Proceedings                                                  31

Item  4    Submission of Matters to a Vote of Security Holders                                   32

                                   Part  II

Item  5    Market for Registrant's Common Equity and Related Stockholder Matters                 33

Item  6    Selected Consolidated Financial Data                                                  34

Item  7    Management's Discussion and Analysis of Financial Condition and Results of            35
           Operations

Item  7A   Quantitative and Qualitative Disclosures about Market Risk                            42

Item  8    Financial Statements and Supplementary data                                           43

Item  9    Changes in and Disagreements with Accountants on Accounting and Financial             65
           Disclosure
                                   Part III

Item  10   Directors and Executive Officers of the Registrant                                    66

Item  11   Executive Compensation                                                                66

Item  12   Security Ownership of Certain Beneficial Owners and Management                        66

Item  13   Certain Relationships and Related Transactions                                        66

                                    Part IV

Item  14   Exhibits, Financial Statement Schedules and Reports on Form 8-K                       66

Signatures                                                                                       71

                                    PART I
ITEM 1: BUSINESS

   This Form 10-K, including the sections entitled "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks and uncertainties that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements. These risks include those listed under "Risks Related to Our Business," "Risks Related to Our Industry" and "Risks Related to Our Common Stock" and elsewhere in this Form 10-K. In some cases, you can identify forward looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." These factors may cause our actual results to differ materially from any forward looking statement.

Overview

   We are a leading developer and supplier of cost-effective, software-based connectivity solutions. Our solutions enable high speed internet access and other communications applications through emerging digital subscriber line, wireless and other broadband networks as well as existing analog networks. We have developed a proprietary software architecture that substantially reduces the hardware, space and power requirements of conventional hardware-based connectivity devices. Our software architecture is easily upgradeable, minimizing the risk of technological obsolescence and enables broadband, wireless and analog communications for PCs and alternative internet access devices.

   We are one of the pioneers in developing host signal processing technology, a proprietary set of algorithms that enables cost-effective software-based digital signal processing solutions. Host signal processing technology utilizes the computational and processing resources of a host central processing unit rather than requiring additional special-purpose hardware. Based on our own research and testing, the reduction of hardware components in our architecture can reduce space requirements by 50% and power requirements by 70% compared to conventional hardware-based solutions. The first implementation of our host signal processing technology was in a software modem, or soft modem, in 1995. In 1999, we shipped 13.8 million soft modems. We believe our 1999 soft modem shipments represented 85% of the worldwide soft modem market based on projections from Cahners In-Stat Group. Various original equipment manufacturers, including Acer, Compaq, Dell, emachines, Fujitsu and Sharp, have integrated our soft modems into their products.

   We continue to innovate and expand upon our successful host signal processing architecture so that we can provide high speed connectivity solutions for broadband communications, including digital subscriber line, wireless and cable. Broadband communications generally refers to all communications that have more available communications frequencies than traditional voice band. The range of frequencies in which each communications technology operates is called a "band." All data communications on voice band is banded by 300 Hz on the low end and 3,000 Hz on the high end. Communications taking place at higher frequencies, with broader bands would be a broadband communications technology. For example, asymmetric digital subscriber line uses the same copper wire as voice band, or analog, modems but operates in a frequency band between 30 Khz and 1.1 Mhz. Not only are the frequencies higher, but the operating band is much wider (over 1 Mhz compared to 2700 Hz for voice band). These emerging opportunities include connectivity solutions for client-side applications, enterprise servers, service providers and industrial markets. We have extended our host signal processing architecture and have developed a G.Lite solution, LiteSpeed, that enables downstream broadband data transmission speeds of up to 1.5 Mbps and upstream broadband data transmission speeds of 512 Kbps over existing copper telephone lines. Downstream broadband data transmission involves high speed data transmissions from the central office to the customer's premises. Upstream broadband data transmission involves high speed data transmissions from the customer's premises to the central office. We expect to begin shipments of this product in 2000.

   We have successfully verified the interoperability of our LiteSpeed family of customer premise equipment products with industry standards and with leading vendors of industry standard central office asymmetric digital subscriber line equipment. Interoperability testing is specified by industry organizations such as the International Telecommunications Union and cooperative working groups such as the ADSL Forum. We have successfully confirmed interoperability of our LiteSpeed products with suppliers of central office equipment such as Analog Devices, Alcatel (Pulsecomm DSLAM), Centillium, Cisco GlobeSpan, Lucent, Orckit and Pairgain.

   We are also pioneering a distribution concept designed to accelerate the residential and small office mass market adoption of asymmetric digital subscriber line based data communications. We believe that the current means of deploying asymmetric digital subscriber line modems, which requires a technician to visit the customers' home, is unsuited for mass-market adoption. Current deployment procedures involve a complicated, time consuming, expensive process severely limiting the potential adoption of broadband technology. We believe that in order to reach volumes estimated by industry analysts to be three to five million subscriber installations per year, the industry may need to change its distribution model. We believe that a logical solution for accelerating the mass market deployment of digital subscriber line technology is to evolve today's complicated and expensive digital subscriber line provisioning model to resemble the 56k/v.90 modem distribution model wherein the modem is bundled inside of personal computers or alternative internet access devices. The solution we are pioneering addresses deployment problems by bundling digital subscriber line technology inside the personal computer or alternative internet access device. This allows the end user and the telephone company to initiate the digital subscriber line communications services without requiring a technician to visit the home or additional equipment to be installed. Furthermore, we believe that the bundling of digital subscriber line modems with personal computers and alternative internet access devices will accelerate adoption of broadband services by reducing upfront deployment costs incurred by telephone service companies.

   We also have developed an embedded solution for alternative internet access devices that either do not use a central processing unit or lack the excess processing capacity necessary to support our host signal processing solution. These devices include internet appliances, such as set-top boxes and webphones, video game consoles and remote monitoring devices. By offering reductions in size, cost and power consumption, we believe that our embedded solution is also ideal for service providers and server-side applications such as single and multi-port remote access servers and concentrators. Server-side applications and devices involve communication systems or components which affect data transmission services from the internet service provider or central office.

   We are also developing the G.DMT standard version of asymmetric digital subscriber line customer premise equipment which will allow for full-rate data transmission. Full-rate solutions can accommodate eight megabits per second downstream and one megabit per second upstream.

   In February 2000, we acquired Voyager Technologies, a pioneer of short-range wireless technology. We believe Voyager Technologies provides us with the core wireless technology and the resources to allow us to accelerate our penetration into emerging growth markets for wireless data networking, high speed internet access through cellular handsets, shared broadband internet access through home networks (commonly referred to as residential gateway solutions), and cordless handsets.

   We continue to expand our patent portfolio, including the area of wireless intellectual property through our recent acquisition of Voyager Technologies. We now hold 40 patents, a number of which cover technology that is considered essential for International Telecommunications Union standard communication solutions. We also have 29 patent applications pending or filed relating to soft modem, digital subscriber line and wireless technology.

Industry Overview

   In recent years, dramatic increases in business and consumer demand for multimedia information, entertainment and voice and data communication have resulted in a corresponding increase in demand for high speed remote access. The accelerated growth of content-rich applications, which require high bandwidth, has changed the nature of information networks. High-speed connectivity is now a requirement for business, government, academic and home environments. Businesses, ranging from large and small corporate enterprises to home offices, are increasingly dependent upon data networks, not only for communication within the office, but also to exchange information among corporate sites, remote locations, telecommuters, business partners, suppliers and customers. Consumers are also increasingly accessing data networks such as the internet to communicate, collect and publish information and conduct retail purchases.

   These market trends have resulted in a significant increase in the demand for connectivity devices. International Data Corporation estimates that by 2003, the number of internet connectivity devices will grow to over 722 million.

 Analog Connectivity Solutions

   Although there has been significant publicity given to broadband connectivity, the majority of internet access is still through dial-up, or analog, connections. Analog technology converts digital data into an analog signal for transmission over telephone networks, and executes the reverse analog-to-digital signal conversion to enable the host device to receive the transmitted data. Analog modems, which, according to Dataquest, comprised 90% of the modem market in 1998, are primarily utilized by PC devices. Cahners In-Stat Group estimates that 78.2 million analog modems were sold in 1999, and expects this number to reach 103.2 million units in 2001. Although the number of analog modems is expected to grow in the near future, new technologies have emerged to address the volume of bandwidth intensive data and demand for enhanced multimedia capabilities.

 Broadband Connectivity Solutions

   The data transmission constraints of copper telephone wires have led the communications industry to focus on broadband communications. In order to address the demand for high-speed connectivity, telecommunications service providers have developed and deployed cost-effective technologies in their backbone networks. However, the lack of ubiquitous low-cost, high-bandwidth connectivity from the backbone network to the customer premises has been the underlying issue preventing the majority of the market from taking advantage of the array of high-bandwidth network services. Although the broadband access market is underdeveloped, its potential size has attracted a high level of attention. Telephone, cable and satellite companies each have different strategies and capabilities for providing this broadband connectivity to the internet. Each has its advantages based on price, performance and availability.

   Digital Subscriber Line. Digital subscriber lines utilize the ubiquitous, existing public switched telephone network infrastructure, without the need for expensive additions and upgrades. Digital subscriber line technologies dramatically increase the data transmission capacity of standard telephone lines and are expected to enable a wide range of new services including high speed internet access and digital television. Most businesses and homes today are connected to the public telephone network by twisted-pair copper wire. It is estimated that there are nearly 700 million copper wire access lines in existence today worldwide, and that more than 95% consist of a single twisted-pair copper wire. Demand for high speed internet access, driven by media rich content, telecommuting and ecommerce, continues to grow. The broadband data access market is projected by International Data Corporation to represent over 35% of the overall connectivity market by 2002. To date, cable modem technology has been a leading factor behind this demand. However, asymmetric digital subscriber line provisioning, driven by the regional bell operating companies, incumbent local exchange carriers and competitive local exchange carriers, is now leading the growth in high speed data access. Cahners In-Stat Group predicts that digital subscriber line subscribers will exceed cable modem subscribers by 2001.

   A wide array of digital subscriber line technologies known as x-digital subscriber line products are rapidly emerging. The "x" in x-digital subscriber line represents the various kinds of digital subscriber line technologies. Each type of digital subscriber line technology has distinguishing advantages and disadvantages, depending on a variety of bandwidth and deployment features suitable for different applications. Digital subscriber line technologies are either symmetric, which deliver the same data rate both downstream and upstream, or asymmetric, which deliver faster data rates downstream than upstream. The other distinguishing feature is the data rate itself. Digital subscriber line technologies allow for the transmission of data at speeds ranging from 128 Kbps to 52 Mbps depending on the distance between the central office and the subscriber. Common types of digital subscriber line technologies include:

  . Asymmetric Digital Subscriber Line. Asymmetric digital subscriber line allows more bandwidth downstream than upstream. This asymmetry, combined with "always-on" access, makes asymmetric digital subscriber line ideal for internet surfing, video-on-demand and remote local area network access. Users of these applications typically download much more information than they send. In order to implement an asymmetric digital subscriber line solution, a splitter, which is a device that separates the voice signal from the data signal, must be installed both at the head-end and at the customer's premises. This process of installing splitters for each subscriber means a service truck needs to be sent to each customer site in order to initiate service. This process is expensive and time consuming and ultimately slows the overall service deployment. Asymmetric digital subscriber line provides speeds up to 8 Mbps downstream and up to 1 Mbps upstream, depending on the line conditions and the length of the loop.

  . G.Lite. G.Lite is a lower-speed version of asymmetric digital subscriber line that will eliminate the need for the service provider to install a splitter at the customer's premises. G.Lite allows for a downstream data transmission rate of up to 1.5 Mbps and an upstream data transmission rate of up to 512 Kbps, and is expected to be as simple as the "plug-and-play" nature of traditional, analog dial-up modems.

  . Single-Pair High Speed Digital Subscriber Line. Single-pair high speed digital subscriber line, or symmetric high speed digital subscriber line, requires only a single copper twisted-pair and has a maximum loop length of 10,000 feet from the telephone company's central office. Symmetric high speed digital subscriber line can offer symmetrical data transmission rates of up to 1.544 Mbps. Since symmetric high speed digital subscriber line uses only one copper twisted-pair, the capacity of existing infrastructure is greatly increased.

  . Very-High-Bit-Rate Digital Subscriber Line. Very-high-bit-rate digital subscriber line, or very high speed digital subscriber line, technology is the fastest digital subscriber line technology, supporting a maximum downstream rate of 52 Mbps and an upstream rate of 10 Mbps over a single copper twisted-pair wire. The one limitation of very high speed digital subscriber line is that the maximum loop length is only between 1,000 and 4,500 feet from the telephone company's central office.

   Wireless. The primary benefits of wireless broadband access over wireline are speed and ease of installation. The strength of wireless is that it can quickly provide high-speed internet access within a wide radius depending on the frequency band used. In the next several years, wireless is expected to help unlock broadband competition, thereby enabling new operators to bypass existing wireline networks and deliver local and long distance telephone service and internet access services. In addition, the expansion of cellular networks to include new high speed data transmission standards will allow for consumer access to high speed internet access through cellular handsets. As upgrades to the cellular infrastructure deliver improved data transmission speeds over cellular networks, cellular handsets will likely be among the most common means of providing high-speed access to the internet. Mobile computers and alternative mobile internet access devices will provide wireless connections to bandwidth enhanced cellular phones through industry standards such as Bluetooth. This new class of cellular handset will likely act as a wireless broadband modem for the mobile data access market.

   Cable Modems. Designed to provide broadband internet access, cable modems are targeted primarily at the consumer market. Cable lines pass by more than 100 million North American homes, but only 20% of those homes can now get cable modem service. Cable lines offer downstream transmission speeds of up to 36 Mbps and upstream transmission speeds of up to 10 Mbps. In order to fully realize the benefits of two way communications, cable operators must upgrade their networks to improve the provisioning of existing cable services and to support high-speed data and other new services.

 Non-PC Connectivity

   While existing internet connectivity devices are primarily PC-based, development of enabling technologies and the growth in consumer dependence are spurring the deployment of alternative internet access devices. These devices include internet appliances such as set-top boxes and webphones, video game consoles and remote monitoring devices.

   International Data Corporation predicts that as many as 42% of all internet access devices will be in the form of alternative internet access devices by 2001. However, it is difficult to integrate modem functionality into these compact devices due to the limited availability of power and space.

 Server-Side

   As the number of connectivity devices increases, service providers will be required to increase the number of server-side access ports to ensure reliability and quality service for their customers. Currently, communications equipment providers are limited to using either expensive multiport chips or a single modem port per chip. Internet service providers and other service providers who locate their server-side equipment at the telephone companies' central offices do not have the space or power available to accommodate the expected growth in demand for client-side access. Service providers are demanding connectivity solutions that increase the density of modem ports per chip while reducing cost, space and power requirements.

 Evolution from Hardware to Software-based Connectivity Solutions

   The rapid development of emerging technologies for broadband access combined with changing industry standards and protocols is driving manufacturers to turn towards software-based connectivity solutions as opposed to conventional hardware connectivity solutions. Further, trends such as the acceptance of alternative internet access devices, the significant increase in available processing power, cost reduction pressures and space and power constraints have permitted software-based products to emerge as viable and cost-effective alternatives.

   One of the primary reasons that PC manufacturers have been better able to utilize software-based solutions has been the dramatic increase in central processing unit processing power. Prior to the introduction of Intel's 266 MHz Pentium II processor, most PCs lacked the processing power required to effectively utilize software-based connectivity solutions. By 1999, a majority of the PCs shipped were equipped with CPUs equivalent to or exceeding the processing power of Intel's 500 MHz Pentium III. This significant increase in processing power is expected to continue into the future as demonstrated by both Intel and AMD announcing their intention to deliver 1.0 GHz processors this year. With microprocessor performance continuing to rapidly increase, technologies that support software algorithms running off the central processing unit, rather than on extraneous hardware, will become more valuable and feasible.

   Another significant trend driving the growth of software-based solutions is the increasing pressure on original equipment manufacturers to reduce costs. With the market acceptance of sub-$1,000 PCs and a general decline in PC selling prices, original equipment manufacturers are demanding further price reductions from suppliers of central processing units and motherboard manufacturers. As a result, central processing unit suppliers and motherboard manufacturers are increasingly employing software-based solutions as a cost-effective way to meet these demands. This response eliminates additional, special purpose hardware and replaces it with integrated software. As a result, Cahners In-Stat Group estimates analog soft modem sales will grow from 16.1 million units in 1999 to 40.1 million units by 2001.

   Software-based solutions are also increasingly utilized to address the power and space requirements of alternative internet access devices. The limited availability of power and space in these devices has hindered the successful integration of hardware-based modem functionality. Because soft modems shift processing capacity into software and, thus, significantly reduce power and space constraints, they are increasingly integrated as a critical part in the development of non-PC devices.

PCTEL Solution

   We are a leading developer and supplier of cost-effective, software-based connectivity solutions that address internet access and other communications through emerging broadband and existing analog networks. These solutions are based on our proprietary software algorithms which enable the movement of core signal processing capabilities out of hardware and into software. Our host signal processing architecture allows us to develop connectivity solutions that provide significant benefits over traditional hardware-based solutions, including:

   Extensibility and Scalability. Our host signal processing architecture allows us to quickly and cost-effectively develop new products to capitalize on rapidly growing market segments. We believe that we can use our intellectual property portfolio to readily adapt to the speed and design requirements of additional emerging connectivity technologies. For example, in response to growing market acceptance, we have developed a host signal processing architecture solution for G.Lite, which we call LiteSpeed, that enables downstream data transmission speeds of up to 1.5 Mbps and upstream data transmission speeds of up to 512 Kbps over existing copper telephone lines. As the broadband market develops, we believe we can capitalize on our proprietary technology to continue the cost-effective migration from hardware into software. Additionally, we intend to continue to extend the benefits of our patented software based communication technology into the wireless data networking and wireless high speed internet access markets. We believe the same cost elimination benefits and improved flexibility that we have pioneered in the wireline market will help accelerate the adoption of short range wireless data networking in the home and small office as well as facilitate high speed internet access through cellular handsets.

   Cost Effectiveness. By shifting the composition of connectivity devices from hardware into software, we are able to significantly reduce the hardware required in conventional connectivity solutions. Our proprietary software-based solution eliminates extraneous hardware and reduces our customers' manufacturing costs, while still offering superior or comparable performance. For example, our host signal processing technology eliminates as much as 40% of the hardware used in conventional connectivity solutions. By implementing our software architecture, our customers can provide designs which contain:

  . fewer parts, resulting in a lower bill of material cost,

  . a smaller footprint solution, resulting in lower cost boards, and

  . a lower overhead cost, resulting from our customers' need to manage fewer parts, smaller inventories and the reduced cost of manufacture.

   Upgradeability, Adaptability and Flexibility. The software component of our architecture is upgradeable, minimizing the risk of technological obsolescence. By embedding core functionality in software, performance upgrades and the adaptation to new standards and protocols can be accomplished quickly and easily through software downloads rather than through costly replacements of existing hardware. For example, customers who purchased our 33.6K modems are able to easily upgrade the product to an International Telecommunications Union-compliant 56K modem through a simple software download. Ease of upgradeability is of considerable value in the rapidly changing communications marketplace and a substantial competitive advantage over conventional connectivity solutions. In addition, our LiteSpeed digital subscriber line technology will provide a similar capability in offering an end-user the ability to easily upgrade to higher bandwidth services. Further, our G.Lite technology is completely compatible with analog transmission networks, offering the user complete flexibility in choosing access technology and transmission speed. By providing connectivity solutions that can be easily adapted to new standards and protocols, we reduce interoperability obstacles, which simplifies purchasing decisions and accelerates deployment times for original equipment manufacturers. Interoperability obstacles exist because different manufacturers use different protocols and interfaces for their products. This variance among manufacturer protocols and interfaces prevents different manufacturers' products from talking to one another which creates obstacles to interoperability.

   Reduced Space and Power Requirements. Based on our own research and testing, we believe that the reduction of hardware components enabled by our host signal processing architecture can provide the dual benefits of 50% reduced space and 70% lower power requirements compared to conventional hardware solutions. These benefits enable connectivity capabilities in alternative internet access devices that are difficult to implement with conventional hardware-based solutions. In addition, the efficiency of our proprietary algorithms increases the modem port density per chip in server-side devices, reducing power requirements and heat generation. Modem port density per chip is the number of distinct modem processes which can be managed on a single integrated circuit.

PCTEL Strategy

   PCTEL's goal is to be the leading provider of cost-effective software-based connectivity solutions that enable high speed internet access and other communication applications through emerging broadband and existing analog networks. Key elements of our strategy include:

   Target Emerging High-Growth Communications Technologies. We identify emerging high-growth communications technologies and develop innovative software-based connectivity solutions to capitalize on these new market opportunities as they gain acceptance. Our software-based technology is extensible, allowing us to quickly and cost-effectively develop new applications. We have recently leveraged our core technologies to design and develop a fully functional software-based G.Lite solution, LiteSpeed. In addition, we are currently developing implementation options for extending host signal processing technology into the emerging wireless data network market, which includes devices that offer high speed access to internet connections as well as wireless connections to computing on internet devices within homes and businesses. In addition to targeting opportunities for broadband data communications, we intend to aggressively pursue new markets for short range wireless market opportunities within the unlicensed FCC frequency ranges where many opportunities and few barriers to entry exist. These markets include cordless telephony as well as many local area and personal area networking through new wireless industry standards such as HomeRF and Bluetooth. We can also address the market for industrial, scientific and medical embedded wireless applications. We believe that our communications technology will enable us to develop significant applications in the broadband modem and short range wireless markets.

   Continue To Enhance Software-Based Solutions. We are committed to enhancing the scope of our host signal processing technology to further reduce the number of hardware components in our software-based solutions. We believe that our success in minimizing the hardware content of our soft modems will continue to enhance our ability to address emerging markets in alternative internet access devices that require smaller designs and reduced power consumption. This reduction of hardware content provides numerous benefits for our original equipment manufacturer customers, including:

  . reducing costs,

  . decreasing board space,

  . decreasing inventory,

  . minimizing technological obsolescence,

  . accelerating time to market, and

  . streamlining production flow.

   In addition, because of the software-based functionality of our products, we have developed a core expertise in ensuring the compatibility of our host signal processing products with multiple operating systems including Windows 3.1, 95, 98, 2000, NT and CE, and BeOS, Linux, OS/2 and VXWorks.

   Enable Migration to Emerging Communications Technologies. We are developing innovative products based on our host signal processing architecture that enable existing platforms to migrate to emerging broadband communications technologies. The processing power available in some PCs and alternative internet access devices may not support the amount of signal processing calculations required for higher speed broadband applications without overloading the central processing unit. For these applications, we have developed an accelerated host signal processing architecture that adds low-cost, application-specific hardware to efficiently handle a portion of the signal processing load. Accelerated host signal processing architecture enables us to deliver an ideal platform from which to migrate to a full host signal processing solution for next generation devices.

   Extend Our Intellectual Property Leadership Position and Establish Industry Standards. We are actively extending our intellectual property position through rapid internal development, strategic acquisitions and licensing of innovative communications technology. We are actively pursuing the filing of additional patent applications to cover our intellectual property advancements. We believe that these intellectual property advancements will optimize the performance, efficiency and cost of our software-based connectivity solutions. Our intellectual property leadership position allows us to establish industry standards so that we can be well positioned to implement leading-edge second generation connectivity solutions in technologies in advance of our competitors. We hold 40 patents, with an additional 29 patents pending.

   Pursue Strategic Relationships. We intend to pursue strategic relationships that provide technological building blocks, human resources, and enhanced access to customers and distribution channels. We intend to identify acquisition opportunities that improve our ability to remain a leader in our chosen fields and accelerate our access to emerging, high growth segments of the broader communications and connectivity market.

   License Proprietary Digital Signal Processing Solutions and Wireless Technology. We are developing and intend to license reference designs for digital signal processing and wireless technology communications applications. By using low cost digital signal processing chips coupled with our software-based technology, we are providing enhanced throughput and capacity per chip. Because our digital signal processing algorithms are highly efficient, we can enable cost savings by reducing space requirements, lowering power consumption and port density for remote access. In addition, we develop and license wireless spread spectrum designs and other intellectual property related to wireless technology.

Products

 Current Products

   In the fourth quarter of 1998, we began shipping our MicroModem product. This product integrates our host signal processing technology with a micro form-factor data access arrangement. Our patented MicroModem reduces power and size requirements and replaces approximately 90 discrete hardware components with two mini data access arrangement chips. The MicroModem has recently been certified as being compatible with the telecommunications standards of most industrialized countries, allowing original equipment manufacturers to accomplish seamless global interoperability.

   In contrast to the conventional hardware modem, our host signal processing soft architecture replaces the memory chip, digital signal processing chip, universal asynchronous receiver and transmitter, and controller chip with customized software that draws upon the excess capacity of the host central processing unit. The universal asynchronous receiver and transmitter is a device that provides control logic and program registers required to implement a serial interface to a computer system. A single proprietary application specific integrated circuit acts as interface between the analog and digital data. We have further reduced the cost, size and design effort required for standardized worldwide PC modem use by using an integrated data access arrangement and a coder/decoder. This integration reduces the number of components in a conventional data access arrangement by approximately 40%.

   We have also developed and formally released our first external modem solution. This solution connects to systems through the widely pervasive Universal Serial Bus interface. The Universal Serial Bus interface is an open specification developed to advance the use of peripheral devices with personal computers, internet gaming devices and new alternative access devices. Major PC manufacturers now ship machines with Universal Serial Bus interface enabled modems predominantly in Europe due to differing telephony standards in that geography. We believe that our Universal Serial Bus compatible external modem will allow us to capture additional revenue opportunities in the connectivity market.

 Next Generation Products

   We are currently focusing our design and development efforts in the following application areas:

--------------------------------------------------------------------------------

     Next Generation
        Technology                         Product Description
-------------------------------------------------------------------------------
  G.Lite                 We have developed a G.Lite solution, LiteSpeed, to
                         address the demand for digital subscriber line
                         connectivity. LiteSpeed uses less space and costs less
                         than conventional solutions for G.Lite. We expect to
                         commercially release this product in 2000.
-------------------------------------------------------------------------------
  ADSL (G.DMT)           We are currently developing modems based on
                         International Telecommunications Union standards for
                         asymmetric digital subscriber line using discrete
                         multitone which will provide downstream transmission
                         speeds of up to 8 Mbps and upstream transmission
                         speeds of up to 1 Mbps. The International
                         Telecommunications Union standard for asymmetric
                         digital subscriber line using discrete multitone,
                         known as DMT, is a full-rate asymmetric digital
                         subscriber line standard.
-------------------------------------------------------------------------------
  Wireline and Wireless  We believe that the adoption of broadband internet
   Data Networking       access and the increased availability of data and
                         media rich content will create an increased desire to
                         share improved bandwidth among a multitude of access
                         devices with residences and small offices. This
                         emerging demand for "home networking" will create a
                         new demand for devices which will combine high speed
                         internet access with local and personal area
                         networking technologies. These new devices will be
                         commonly referred to as home or residential gateways.
                         We are currently developing wireless networking
                         technology that will be integrated into our high-speed
                         remote access technology. We anticipate that this
                         combination of technologies will offer solutions to
                         end users who wish to share high-speed data access
                         among multiple devices in a home or small office
                         environment. We expect to demonstrate this new
                         combined technology before the end of this year.
-------------------------------------------------------------------------------
  Cordless Telephony     We believe that advances in short-range wireless
                         technology are contributing to a broadening market for
                         high quality, low cost cordless telephones with
                         enhanced range of operation, longer battery life and
                         improved features. We are using wireless technology we
                         acquired in our Voyager Technologies acquisition to
                         develop core technology used in cordless telephone
                         handsets.
-------------------------------------------------------------------------------
  Industrial Modem       We are developing a small hardware platform for the
                         non-PC market. This platform uses one low cost digital
                         signal processor, and our software performs both the
                         controller and the digital signal processing
                         functions. The v.90 version of our industrial modem is
                         currently being tested.
-------------------------------------------------------------------------------
  Remote Access Solution We are developing a reference design to deliver the functionality of six modem ports per digital signal
                         processing chip in a server-side modem solution. Our
                         innovative design would reduce power, cost and space
                         requirements to nearly one-sixth of those used today
                         by providing alternatives to expensive chips or a
                         single modem port per chip. We intend to license our
                         design to two leading companies in the growing remote
                         access solution marketplace. The first version of this
                         solution will support three modems per digital signal
                         processor and is currently being tested.
-------------------------------------------------------------------------------

 Emerging Product Opportunities

   In addition to our products currently under development, we continue to explore emerging opportunities in the area of broadband communications.

--------------------------------------------------------------------------------

        Emerging Opportunities                   Product Description
-------------------------------------------------------------------------------
  High Speed Wireless Internet Access We believe that cellular handsets combined with dedicated high speed
                                      wireless modems will be used with mobile
                                      internet devices to access critical data
                                      at high speed. A new class of cellular
                                      handsets currently being developed by
                                      third parties will include industry
                                      standard high speed data wireless
                                      interfaces such as Bluetooth. Bluetooth
                                      will accommodate cordless connection to
                                      multi-featured mobile access devices such
                                      as laptop and handheld personal
                                      computers. We have identified
                                      opportunities to leverage our technology
                                      in order to provide wireless connections
                                      between mobile computers and alternative
                                      internet access devices with wireless
                                      connections to cellular handsets.
-------------------------------------------------------------------------------
  xDSL
-------------------------------------------------------------------------------
  G.SHDSL                             The proposed International
                                      Telecommunications Union standard for
                                      synchronous high speed, digital
                                      subscriber line modems will offer both
                                      downstream and upstream transmission
                                      speeds of up to 1.5 Mbps. We have
                                      initiated design and simulation studies
                                      for this product. These efforts will
                                      position us to pursue the proposed
                                      International Telecommunications Union
                                      standard for synchronous high speed,
                                      digital subscriber line opportunity as it
                                      becomes widely adopted.
-------------------------------------------------------------------------------
  VDSL                                We intend to develop a very high speed
                                      digital subscriber line modem once very
                                      high speed digital subscriber line
                                      technologies become more fully deployed.
                                      We expect that this technology will
                                      provide downstream transmission speeds of
                                      up to 52 Mbps and upstream transmission
                                      speeds of up to 10 Mbps.
-------------------------------------------------------------------------------
  Cable
-------------------------------------------------------------------------------
  Cable Modem                         Cable modems connect PCs to the cable
                                      network and offer downstream transmission
                                      speeds of up to 36 Mbps and upstream
                                      transmission speeds of up to 10 Mbps. We
                                      are researching cable technology to
                                      follow advancements and will undertake
                                      host signal processing cable modem
                                      development if and when our studies show
                                      a significant advantage over existing
                                      technologies.
-------------------------------------------------------------------------------

Intellectual Property Licensing

   We also offer our software-based solutions through intellectual property licensing and product royalty arrangements. Current licensees of our intellectual property, principally International Telecommunications Union-standard technology, include modem and semiconductor manufacturers, such as Conexant, Texas Instruments and U.S. Robotics, and RISC processor manufacturers including Hitachi, Intel and NEC.

   In addition, PCTEL develops and licenses wireless spread spectrum designs and other intellectual property related to wireless technologies. There are four general types of technologies we may license: digital wireless controller designs, multiple cordless handset protocol technology, wireless products for custom embedded applications and commodity standards based wireless processing cores typically licensed to semiconductor manufacturers. Each of these wireless licensing models provides revenue opportunities through non-recurring engineering fees, license fees and ongoing royalties.

Customers

   We sell our products directly and indirectly to a number of distributors and customers. The following is a list of our principal distributors and our representative customers, all of which have either purchased more than $100,000 of our products during fiscal year 1999 or are currently incorporating our modem products into their product lines. The companies listed in the table other than those identified as distributors are representative of the various distribution channels in which we sell our products.

--------------------------------------------------------------------------------

                                   Modem Board      Motherboard       PC OEM     Systems    Embedded System
  Distributors                    Manufacturers    Manufacturers    Companies  Integrators    Integrator
-------------------------------------------------------------------- --------------------------------------
  Array                           Amigo          Asus               Acer*      Everex*          Casio
  Golden Way                      Askey Computer FIC                Compaq*    MicroCenter*     Intel
  InnoMicro                       Aztech         Talent Trade Asia  Dell*      Mitsuba*         NEC
  Silicon Application             BTC                               emachines* Tiny*            Yamaha
   Corporation                    E-Tech*                           Fujitsu*
                                  Zoltrix                           Mitac*
                                                                    Samsung
                                                                    Sharp*
                                                                    TriGem
                                                                    TwinHead*
------------------------------------------------------------------------------------------------------------

*  Each of these companies is an indirect customer of ours.

   For the year ended December 31, 1999, revenues derived from sales to Talent Trade Asia and Askey accounted for approximately 47% and 13%, respectively, of product sales. For the year ended December 31, 1998, revenues derived from sales to Silicon Application Corporation, BTC, Askey Computer and Zoltrix accounted for 15%, 13%, 12% and 12%, respectively, of our product sales. No other customers represented more than 10% of our product sales for these periods.

Sales, Marketing and Support

   We sell our products directly to modem board and motherboard manufacturers who assemble and distribute the end product both directly to original equipment manufacturers and systems integrators and indirectly through distributors. In many cases, modems are manufactured by third parties on behalf of the final brand name original equipment manufacturer. We focus on developing long-term customer relationships with our direct and indirect customers. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards that they purchase from board manufacturers.

   We employ a direct sales force with a thorough level of technical expertise, product background and industry knowledge. Our sales force includes a highly trained team of application engineers to assist customers in designing, testing and qualifying system designs that incorporate our products. Our sales force also supports the sales efforts of our distributors. We believe the depth and quality of our sales support team is critical to:

  . achieving design wins,

  . improving customers' time to market,

  . maintaining a high level of customer satisfaction, and

  . engendering customer loyalty for our next generation of products.

   Our marketing strategy is focused on further building market awareness and acceptance of our new products. We market our products directly to both prospective and existing customers. Additionally, we undertake broad scale marketing programs in conjunction with key local and global partners. Our marketing organization also provides a wide range of programs, materials and events to support the sales organization.

   As of December 31, 1999, we employed 55 individuals in sales, marketing and support and maintained regional sales support operations in Tokyo, Japan, Taipei, Taiwan, Seoul, Korea and Paris, France.

Research and Development

   We recognize that a strong technical base is essential to our long term success and have made a substantial investment in research and development. We will continue to devote substantial resources to product development and patent submissions. We monitor changing customer needs and work closely with our customers, partners and market research organizations to track changes in the marketplace, including emerging industry standards. As an example of our commitment to technical leadership, we have developed expertise in the following major areas:

  . Digital Signal Processing Algorithms. This expertise enables us to eliminate the digital signal processor chip in our reference designs, as well as further optimize our software digital signal processing implementations.

  . Software Digital Signal Processing. This expertise has allowed us to provide the modem data pump functionality in the form of software. An expensive and power consuming digital signal processing chip is no longer needed.

  . Modem Protocol. This expertise has enabled us to develop software containing the necessary error correction and data compression protocols such as v.42, v.42bis, MNP 2-5, Soft ATM and SAR.

  . Telecommunications Infrastructure Interface. This expertise has allowed us to develop the software connection to the public telephone network through relays and the data access arrangement. This portion of the software also performs the functionality of the universal asynchronous receiver, transmitter, controller and memory while eliminating significant amounts of hardware.

  . Microsoft Windows Device Drivers. We have developed software expertise in working within the Windows environment. The interrupt-driven architecture of Windows operating systems presents many difficulties for software-based connectivity solutions, including latency and other technical issues. We have patented these solutions.

  . Central Processing Units and Operating Systems. We have demonstrated our expertise in porting our soft modem solution to all Windows operating systems, including Windows 3.1, 95, 98, 2000 NT and CE, in addition to other operating systems, such as BeOS, Linux, OS/2 and VXWorks. We have also ported our technology to various high performance processor platforms, such as those from Advanced Micro Devices, ARM, Cyrix, Intel/StrongARM and MIPS. Expertise in these systems, which are utilized in embedded systems applications, allows us to integrate our technology into devices such as internet appliances.

  . Host Signal Processing Architecture. We have leveraged our leadership in host signal processing and extended the architecture to include innovations such as accelerated host signal processing, which will be used in our future G.Lite product. This modification delivers maximum software content along with any required application-specific hardware to deliver the most cost-effective solution in the market.

  . Wireless Digital Baseband Processing. This expertise allows us to develop the time-critical, processing functions of wireless spread spectrum products into Application Specific Integrated Circuits, or ASICs. These ASICs are used in wireless home networking products such as Bluetooth and HomeRF based transceivers as well as cordless telephone handsets.

  . Wireless Protocols. This expertise allows us to develop software stacks for both PC based and embedded wireless products including wireless internet appliances and cordless telephones. These protocol stacks will complete the offerings of our wireless enabled products.

  . Wireless Analog Front End Design. This expertise allows us to provide our customers with complete product reference designs for wireless data solutions. These designs can be comprised of off the shelf components or single chip wireless front-end implementations.

  . Cordless Telephony System, ASIC and Protocol Design. This expertise allows us to enter the cordless telephony semiconductor market. This capability will allow the company to continue to supply intellectual property, offer semiconductor solutions, and provide design services to cordless telephony manufacturers.

   These multiple areas of expertise represent distinct disciplines which are combined in one unique cross-functional development team. Communications Systems Division, which we acquired in December 1998, provides us with additional areas of expertise, including the experience of successfully introducing intellectual property for inclusion into International Telecommunications Union standards. We believe these technical and organizational skills provide us significant competitive advantages. As of December 31, 1999, we employed 65 employees in research and development, 37 of whom have advanced degrees, including ten who have earned PhDs.

Manufacturing

   We outsource the manufacturing of our application specific integrated circuit, coder/decoder and data access arrangement chips to independent foundries in order to avoid significant fixed overhead, staffing and capital requirements associated with semiconductor fabrication.

   Our primary chipset suppliers are Delta Integration, Kawasaki/LSI, ST Microelectronics, Silicon Labs and Taiwan Semiconductor Manufacturing Corporation. The major operations of each of these manufacturers meet ISO-9001 international manufacturing standards. Our data access arrangement chips are currently purchased from Silicon Labs on a purchase order basis. We have a limited guaranteed supply of data access arrangement chips through a long-term contract arrangement with Silicon Labs. We have no guaranteed supply or long-term contract agreements with any other of our suppliers.

Licenses, Patents and Trademarks

   We seek to protect our technology through a combination of patents, copyrights, trade secret laws, trademark registrations, confidentiality procedures and licensing arrangements. We hold a total of 40 patents and also have 29 additional patent applications pending or filed. The following table describes our material patents and their expiration dates.

--------------------------------------------------------------------------------

             Expiration
  Patent No.    Date                             Effect
-------------------------------------------------------------------------------
  5,931,950  6/17/2017  This patent relates to circuits and methods for allowing a computer to enter a power conserving mode
                        while executing a host signal processing modem.
-------------------------------------------------------------------------------
  5,787,305  7/28/2015  This patent relates to a software emulation of a universal asynchronous receiver transmitter.
-------------------------------------------------------------------------------
  5,721,830  9/12/2015  This patent relates to circuits and methods for maintaining a communication link.
-------------------------------------------------------------------------------
  5,822,371  10/13/2017 This patent relates to a type of mapper known as a PAM mapper used in a modem which is compliant with the v.90
                        modem standard.
-------------------------------------------------------------------------------
  5,048,056   6/8/2000  This patent relates to a particular mapping technique used by a modem which is compliant with the v.34 modem
                        standard.
-------------------------------------------------------------------------------
  5,291,520  1/13/2002  This patent relates to apparatus and methods for modem equalization which are used in a modem compliant with
                        the v.34 modem standard.
-------------------------------------------------------------------------------
  5,465,273  6/24/2004  This patent relates to a type of encoder known as a trellis encoder which is used in a modem compliant with
                        the v.34 modem standard.
-------------------------------------------------------------------------------
  5,265,151  7/26/2001  This patent relates to methods and apparatus for improving the performance of a modem which is compliant
                        with the v.34 modem standard.
-------------------------------------------------------------------------------
  5,260,971   2/6/2011  This patent relates to apparatus and methods for modem equalization which are used in a modem compliant with
                        the v.34 modem standard.
-------------------------------------------------------------------------------

   We believe that our patent portfolio is one of the largest in the analog modem market. To supplement our proprietary technology, we have licensed rights to use patents held by third parties.

   Our industry is characterized by frequent litigation regarding patent and other intellectual property rights. We have been sued by ESS Technology on patent related claims. See "Business--Legal and Administrative Proceedings." In addition, in September 1998, Motorola filed a patent infringement lawsuit against us and another modem manufacturer in the U.S. District Court for the District of Massachusetts, which suit was subsequently refiled in Delaware. We answered Motorola's complaint by denying infringement of Motorola's patents. We also made several counterclaims against Motorola. In addition, we filed a patent infringement lawsuit against Motorola in the U.S. District Court for the District of Delaware. In September 1999, we reached a settlement with Motorola as to all claims raised by both parties. The settlement provides for the cross-licensing of patented technologies between us and Motorola, a royalty payment by us to Motorola based on sales of some of our soft modem products and limitations on the ability of either company to sue the other. We believe the settlement agreement that we reached with Motorola will have no material effect on our financial performance or on our competitive position in our industry.

   We have received communications from third parties, including Lucent and Dr. Brent Townshend, claiming to own patent rights in technologies that are part of communications standards adopted by the International Telecommunications Union, such as v.90, v.34, v.42bis and v.32bis, and other common communications standards. These third parties claim that our products utilize these patented technologies and have requested that we enter into license agreements with them. At various times we have engaged in negotiations with, and are continuing to negotiate with, Lucent to obtain licenses under its patents. To date, we have not obtained any licenses from Lucent or Dr. Townshend, because we believe that Lucent and Dr. Townshend have requested license fees or cross licenses of our portfolio of intellectual property on terms that are not fair, reasonable and nondiscriminatory as required by the International Telecommunications Union.

   In addition, there are numerous risks that result from our reliance on our proprietary technology in the conduct of our business. See "Risk Factors--We rely heavily on our intellectual property rights which offer only limited protection against potential infringers. Unauthorized use of our technology may result in development of products that compete with our products which could cause our market share and our revenues to be reduced."

Competition

   The connectivity device market is intensely competitive. Our current competitors include 3Com, Conexant, ESS Technology, Lucent Technologies, Motorola and SmartLink. We expect competition to increase in the future as current competitors enhance their product offerings, new suppliers enter the connectivity device market, new communication technologies are introduced and additional networks are deployed.

   We may in the future also face competition from other suppliers of products based on host signal processing technology or new or emerging communication technologies, which may render our existing or future products obsolete or otherwise unmarketable. We believe that these competitors may include Alcatel, Analog Devices, Aware, Broadcom, Efficient Networks, ITeX, Terayon Communications, Texas Instruments, and Virata.

   As a result of our acquisition of Voyager Technologies, we anticipate that we will enter the markets for wireless internet connectivity and wireless home networking. These markets are intensely competitive. We believe that our future competitors in these markets could include Aironet, Breezecom, Conexant, Lucent, Intersil, Motorola, Proxim and Symbol Technologies.

   Compared to us, some of our competitors, including those described above, may have:

  . longer operating histories with more experience in designing and selling connectivity device products and services,

  . greater presence in our connectivity device markets, which can provide an immediate advantage in marketing new product introductions,

  . greater name recognition, which can facilitate customer acceptance of new products and technologies,

  . access to a larger customer base,

  . substantially greater financial resources, which could enable a competitor to significantly reduce the price of new products below prevailing market rates to capture market share,

  . significantly greater research and development and other technical resources, which may enable a competitor to respond more quickly to new or emerging technologies and changes in customer requirements, or to introduce new products that are superior to our products, and

  . significantly greater sales and marketing resources to devote to the promotion, sale and support of competitive products which could be deployed to overcome business challenges.

   We believe that the principal competitive factors required by users and customers in the connectivity device market include compatibility with industry standards, price, functionality, ease of use and customer service and support. We believe that our products currently compete favorably in these areas.

Employees

   As of December 31, 1999, we employed 144 people full time, including 55 in sales and marketing, 65 in research and development, and 24 in general and administrative functions. Over 50% of our employees have advanced degrees, with 11 having earned doctoral level degrees. None of our employees are represented by a labor union. We consider our employee relations to be good.

Factors Affecting Operating Results

   This annual report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.


                         Risks Related to Our Business

Our sales are concentrated among a limited number of customers and the loss of one or more of these customers could cause our revenues to decrease.

   Our sales are concentrated among a limited number of customers. If we were to lose one or more of these customers, or if one or more of these customers were to delay or reduce purchases of our products, our revenues may decrease. For the year ended December 31, 1999, approximately 79% of our revenues were generated by five of our customers. Talent Trade Asia and Askey accounted for 47% and 13% of our revenues for the year ended December 31, 1999, respectively. These customers may in the future decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, because:

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

   Our sales to customers located in Asia accounted for 99%, 76% and 77% of our total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. The predominance of our sales are in Asia, mostly in Taiwan and China, because our customers are primarily motherboard or modem board manufacturers that are located there. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards, the main printed circuit board containing the central processing unit of a computer system, that they purchase from board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Due to the industry wide concentration of modem manufacturers in Asia, we believe that a high percentage of our future sales will continue to be concentrated with Asian customers. As a result, our future operating results could be uniquely affected by a variety of factors outside of our control, including:

  . political and economic instability in Asia,

  . changes in tariffs, quotas, import restrictions and other trade barriers which may make our products more expensive than our competitors' products, and

  . delays in collecting accounts receivable, which we have experienced from time to time, and

  . fluctuations in the value of Asian currencies relative to the U.S.
    dollar, which may make it more costly for us to do business in Asia which may in turn make it difficult for us to maintain or increase our revenues.

   To successfully expand our sales internationally, we must strengthen foreign operations, hire additional personnel and recruit additional international distributors and resellers. This will require significant management attention and financial resources. To the extent that we are unable to effect these additions in a timely manner, we may not be able to maintain or increase market demand for our products in Asia and internationally, and our operating results could be hurt.

Continuing decreases in the average selling prices of our products could result in decreased revenues.

   Product sales in the connectivity industry have been characterized by continuing erosion of average selling prices. Price erosion experienced by any company can cause revenues and gross margins to decline. The average selling price of our products has decreased by approximately 46% from October 1995 to December 1999. We expect this trend to continue.

   In addition, we believe that the widespread adoption of industry standards in the soft modem industry is likely to further erode average selling prices, particularly for analog modems. Adoption of industry standards is driven by the market requirement to have interoperable modems. End users need this interoperability to ensure modems from different manufacturers communicate with each other without problems. Historically, users have deferred purchasing modems until these industry standards are adopted. However, once these standards are accepted, it lowers the barriers to entry and price erosion results. Decreasing average selling prices in our products could result in decreased revenues even if the number of units that we sell increases. Therefore, we must continue to develop and introduce next generation products with enhanced functionalities that can be sold at higher gross margins. Our failure to do this could cause our revenues and gross margins to decline.

Our gross margins may vary based on the mix of sales of our products and services, and these variations may hurt our net income.

   We derive a significant portion of our sales from our software-based connectivity products. We expect margins on newly introduced products generally to be higher than for our existing products. However, due in part to the competitive pricing pressures that affect our products and in part to increasing component and manufacturing costs, we expect margins from both existing and future products to decrease over time. In addition, licensing revenues from our products historically have provided higher margins than our product sales. Changes in the mix of products sold and the percentage of our sales in any quarter attributable to products as compared to licensing revenues will cause our quarterly results to vary and could result in a decrease in net income.

Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers.

   Our future success depends on our ability to anticipate our customers' needs and develop products that address those needs. Introduction of new products and product enhancements will require that we coordinate our efforts with those of our suppliers to rapidly achieve volume production. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our revenues may be reduced and our business may be harmed. We cannot assure you that product introductions will meet the anticipated release schedules.

Our revenues may fluctuate each quarter due to both domestic and international seasonal trends.

   We have experienced and expect to continue to experience seasonality in sales of our connectivity products. These seasonal trends materially affect our quarter-to-quarter operating results. Our revenues are typically higher in the third and fourth quarters due to the back-to-school and holiday seasons as well as purchasers of PCs making purchase decisions based on their calendar year-end budgeting requirements. As a result, we generally expect revenue levels for the first quarter to be less than those for the preceding quarter.

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

   A significant portion of our operating expenses is relatively fixed and is based in large part on our forecasts of volume and timing of orders. The lengthy sales cycles make forecasting the volume and timing of product orders difficult. In addition, the delays inherent in lengthy sales cycles raise additional risks of customer decisions to cancel or change product phases. If customer cancellations or product changes occur, this could result in the loss of anticipated sales without sufficient time for us to reduce our operating expenses.

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

   Although we have been profitable in recent years, we may not remain profitable on a quarterly or annual basis in the future. We anticipate that our expenses will increase substantially over at least the next three years as we:

  . further develop and introduce new applications and functionality for our host signal processing technology,

  . conduct research and development and explore emerging product opportunities in digital technologies and wireless and cable communications,

  . expand our distribution channels, both domestically and in our international markets, and

  . pursue strategic relationships and acquisitions.

   In order to maintain profitability we will be required to increase our revenues to meet these additional expenses. Any failure to significantly increase our revenues as we implement our product, service, distribution and strategic relationship strategies would result in a decrease in our overall profitability.

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

We must accurately forecast customer demand for our products. If there is an unexpected fluctuation in demand for our products, we may incur excessive operating costs or lose product revenues.

   We must forecast and place purchase orders for specialized semiconductor chips, such as the application specific integrated circuit, coder/decoder and discrete access array, or data access arrangement, components of our modem products, several months before we receive purchase orders from our own customers. This forecasting and order lead time requirement limits our ability to react to unexpected fluctuations in demand for our products. These fluctuations can be unexpected and may cause us to have excess inventory, or a shortage, of a particular product. In the event that our forecasts are inaccurate, we may need to write down excess inventory. For example, we were required to write down inventory in the second quarter of 1996 in connection with a product transition within our 14.4 Kbps product family. Similarly, if we fail to purchase sufficient supplies on a timely basis, we may incur additional rush charges or we may lose product revenues if we are not able to meet a purchase order. These failures could also adversely affect our customer relations. Significant write-downs of excess inventory or declines in inventory value in the future could cause our net income and gross margin to decrease.

We rely heavily on our intellectual property rights which offer only limited protection against potential infringers. Unauthorized use of our technology may result in development of products that compete with our products which could cause our market share and our revenues to be reduced.

   Our success is heavily dependent upon our proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting our proprietary rights may not be adequate. We hold a total of 40 patents, a number of which cover technology that is considered essential for International Telecommunications Union standard communications solutions, and also have 29 additional patent applications pending or filed. These patents may never be issued. These patents, both issued and pending, may not provide sufficiently broad protection against third party infringement lawsuits or they may not prove enforceable in actions against alleged infringers.

   Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. We may provide our licensees with access to our proprietary information underlying our licensed applications. Additionally, our competitors may independently develop similar or superior technology. Finally, policing unauthorized use of software is difficult, and some foreign laws, including those of various countries in Asia, do not protect our proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources.

   We have received, and may receive in the future, communications from third parties asserting that our products infringe on their intellectual property rights, that our patents are unenforceable or that we have inappropriately licensed our intellectual property to third parties. These claims could affect our relationships with existing customers and may prevent potential future customers from purchasing our products or licensing our technology. Because we depend upon a limited number of products, any claims of this kind, whether they are with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. In the event that we do not prevail in litigation, we could be prevented from selling our products or be required to enter into royalty or licensing agreements on terms which may not be acceptable to us. We could also be prevented from selling our products or be required to pay substantial monetary damages. Should we cross license our intellectual property in order to obtain licenses, we may no longer be able to offer a unique product. Other than the ESS Technology lawsuit described elsewhere in the Form 10-K, no material lawsuits relating to intellectual property are currently filed against us.

   New patent applications may be currently pending or filed in the future by third parties covering technology that we use currently or may use in the future. Pending U.S. patent applications are confidential until patents are issued, and thus it is impossible to ascertain all possible patent infringement claims against us. We believe that several of our competitors, including Lucent, Motorola and Texas Instruments, may have a strategy of protecting their market share by filing intellectual property claims against their competitors and may assert claims against us in the future. The legal and other expenses and diversion of resources associated with any such litigation could result in a decrease in our revenues.

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

   We have established and recorded on a monthly basis a reserve for payment of future license fees based upon our estimate as to the likely amount of the licensing fees that we may be required to pay in the event that licenses are obtained. We believe that it is typical for participants in the modem industry to obtain licenses in exchange for grants of cross licenses rather than for payment of fees and we have based our estimates on our understanding of the license fee practices of other segments of our industry. Our reserves may not be adequate because of factors outside of our control and because these license fee practices in the modem industry may not be applicable to our experience.

Competition in the connectivity market is intense, and if we are unable to compete effectively, the demand for, or the prices of, our products may be reduced.

   The connectivity device market is intensely competitive. We may not be able to compete successfully against current or potential competitors. Our current competitors include 3Com, Conexant, ESS Technology, Lucent Technologies, Motorola and SmartLink. We expect competition to increase in the future as current competitors enhance their product offerings, new suppliers enter the connectivity device market, new communication technologies are introduced and additional networks are deployed.

   We may in the future also face competition from other suppliers of products based on host signal processing technology or on new or emerging communication technologies, which may render our existing or future products obsolete or otherwise unmarketable. We believe that these competitors may include Alcatel, Analog Devices, Aware, Broadcom, Efficient Networks, ITeX, Terayon Communications, Texas Instruments and Virata.

   As a result of our February 2000 acquisition of Voyager Technologies, we anticipate that we will enter the markets for wireless Internet connectivity and wireless home networking. These markets are intensely competitive. We believe that our future competitors in these markets may include Aironet, Breezecom, Conexant, Lucent, Intersil, Motorola, Proxim and Symbol Technologies.

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

   Our past performance has been and our future performance is substantially dependent on the performance of our current executive officers and certain key engineering, sales, marketing, financial, technical and customer support personnel. If we lose the services of one or more of our executives or key employees, a replacement could be difficult to recruit and we may not be able to grow our business.

   We maintain "key person" life insurance policies on Peter Chen, our Chairman and Chief Executive Officer, William Wen-Liang Hsu, our Vice President, Engineering, and Han Yeh, our Vice President, Technology, in the face amount of $1 million for each individual. However, these insurance policies may not adequately compensate us for the loss of services of any of these individuals.

   We intend to hire a significant number of additional engineering, sales, support, marketing and finance personnel in the future. Competition for personnel, especially engineers and marketing and sales personnel in Silicon Valley, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of December 31, 1999, we employed a total of 65 people in our engineering department, over half of whom have advanced degrees. In the past we have experienced difficulty in recruiting qualified engineering personnel, especially developers, on a timely basis. If we are not able to hire at the levels that we plan, our ability to continue to develop products and technologies responsive to our markets will be impaired.

Our acquisition of Voyager Technologies and any future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

   We acquired Voyager Technologies on February 24, 2000. We are in the initial stages of integrating Voyager Technologies into PCTEL. We may encounter problems associated with the integration of Voyager Technologies including:

  . difficulties in assimilation of acquired personnel, operations, technologies or products,

  . unanticipated costs associated with the acquisition,

  . diversion of management's attention from other business concerns,

  . adverse effects on our existing business relationships with our and Voyager Technologies' customers, and

  . inability to retain employees of Voyager Technologies.

   As part of our business strategy, we may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. These future acquisitions could pose the same risks to our business posed by the acquisition described above. In addition, we could use substantial portions of our available cash to pay for future acquisitions. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.

We have experienced significant growth in our business in recent periods and failure to manage our growth could strain our management, financial and administrative resources.

   Our ability to successfully sell our products and implement our business plan in rapidly evolving markets requires an effective management planning process. Future expansion efforts could be expensive and put a strain on our management by significantly increasing the scope of their responsibilities and our resources by increasing the number of people using them. We have increased, and plan to continue to increase, the scope of our operations at a rapid rate. Our headcount has grown and will continue to grow substantially. Our headcount increased from 95 at December 31, 1998 to 144 at December 31, 1999. In addition, we expect to continue to hire a significant number of new employees. To effectively manage our growth, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

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

  . delivery schedules,

  . quality assurance,

  . manufacturing costs,

  . capacity during periods of excess demand, and

  . access to process technologies.

   In addition, the location of these independent parties outside of the United States creates additional risks resulting from the foreign regulatory, political and economic environments in which each of these companies exists. Further, some of these companies are located near earthquake fault lines. While we have not experienced any material problems to date, failures or delays by our manufacturers to provide the semiconductor chips that we require for our products, or any material change in the financial arrangements we have with these companies, could have an adverse impact on our ability to meet our customer product requirements.

   We design, market and sell application specific integrated circuits and outsource the manufacturing and assembly of the integrated circuits to third party fabricators. The majority of our products and related components are manufactured by five principal companies: Taiwan Semiconductor Manufacturing Corporation, ST Microelectronics, Kawasaki/LSI, Silicon Labs and Delta Integration. We expect to continue to rely upon these third parties for these services. Currently, the data access arrangement chips used in our soft modem products are provided by a sole source, Silicon Labs, on a purchase order basis, and we have only a limited guaranteed supply arrangement under a contract with our supplier. We are currently in the process of qualifying a second source for our data access arrangement chips. Although we believe that we would be able to qualify an alternative manufacturing source for data access arrangement chips within a relatively short period of time, this transition, if necessary, could result in loss of purchase orders or customer relationships, which could result in decreased revenues.

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

                         Risks Related to Our Industry

If the market for applications using our host signal processing technology does not grow as we anticipate, or if our products are not accepted in this market, our revenues may stagnate or decrease.

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

   Further, we are in the process of developing next generation products and applications which improve and extend upon our host signal processing technology, such as a G.Lite modem solution and a remote access solution. If these products are not accepted in our markets when they are introduced, our revenues and profitability will be negatively affected.

Our industry is characterized by rapidly changing technologies. If we do not adapt to these technologies, our products will become obsolete.

   The connectivity product market is characterized by rapidly changing technologies, limited product life cycles and frequent new product introductions. To remain competitive in this market, we have been required to introduce many products over a limited period of time. For example, we introduced a 14.4 Kbps product in 1995, a 28.8 Kbps product in 1996, a 33.6 Kbps product in late 1996, a non-International Telecommunications Union standard 56 Kbps modem in the second half of 1997 and a v.90 International Telecommunications Union standard 56 Kbps modem in early 1998. The market for high speed data transmission is also characterized by several competing technologies that offer alternative broadband solutions which allow for higher modem speeds and faster internet access. These competing broadband technologies include digital subscriber line, wireless and cable. However, substantially all of our current product revenue is derived from sales of analog modems, which use a more conventional technology. We must continue to develop and introduce technologically advanced products that support one or more of these competing broadband technologies. If we are not successful in our response, our products will become obsolete and we will not be able to compete effectively.

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

   Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series. The board of directors can fix the price, rights, preferences, privileges and restrictions of this preferred stock without any further vote or action by our stockholders. The rights of the holders of our common stock will be affected by, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Further, the issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock may drop. The board of directors has not elected to issue additional shares of preferred stock since the initial public offering on October 19, 1999.

Our stock price may be volatile based on a number of factors, some of which are not in our control.

   The trading price of our common stock has been highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

  . actual or anticipated variations in quarterly operating results,

  . announcements of technological innovations,

  . new products or services offered by us or our competitors,

  . changes in financial estimates by securities analysts,

  . conditions or trends in our industry,

  . our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

  . additions or departures of key personnel, and

  . sales of common stock by us or our stockholders.

   In addition, the Nasdaq National Market, where many publicly held telecommunications companies, including our company, are traded, often experiences extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The trading prices of many technology companies continue to trade at multiples of earnings or revenues which are substantially above historic levels. These trading prices and multiples may not be sustainable. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

                                   MANAGEMENT

Executive Officers and Directors

   The following table sets forth information with respect to the executive officers and directors of PCTEL as of December 31, 1999:

 Name                                 Age Position
 ----                                 --- --------
 Peter Chen..........................  45 Chief Executive Officer, Chairman of
                                          the Board
 William F. Roach....................  56 President, Chief Operating Officer
 Andrew D. Wahl......................  51 Vice President, Finance, Chief
                                          Financial Officer
 Steven J. Manuel....................  35 Vice President, Marketing
 Frank V. Reo(1).....................  54 Vice President, Business Development
 William Wen-Liang Hsu...............  44 Vice President, Engineering,
                                          Secretary, Director
 Han-Chung Yeh.......................  46 Vice President, Technology, Director
 Derek S. Obata......................  41 Vice President, Sales
 Thomas A. Capizzi...................  41 Vice President, Human Resources
 Richard C. Alberding(2)(3)..........  69 Director
 Martin H. Singer(3).................  48 Director
 Wen-Chang Ko........................  50 Director
 Giacomo Marini(2)...................  48 Director
 Mike Min-Chu Chen(2)................  50 Director

--------
(1) Passed away on January 7, 2000
(2) Member of audit committee
(3) Member of compensation committee

   Mr. Peter Chen co-founded PCTEL in March 1994 and has served as Chief Executive Officer and Chairman of the Board since PCTEL's inception. Mr. Chen is also the cousin of one of our directors, Dr. Mike Min-Chu Chen. Mr. Chen has over 14 years experience in data communications and modem development at Digicom Systems, Inc. (a company which he co-founded), Cermetek, Inc. and Anderson-Jacobson, Inc., all data communications companies. Mr. Chen has a Bachelor of Science in Control Engineering from National Chiao-Tung University, Taiwan, and holds a Master of Science in Electrical Engineering from Arizona State University.

   Mr. William F. Roach has been the President and the Chief Operating Officer of PCTEL since August 1999. From January 1997 until joining PCTEL, Mr. Roach served as a Senior Vice President, Worldwide Sales and Marketing for Maxtor Corporation, a data storage company, from November 1996 to January 1997 as Executive Vice President for Worldwide Marketing for Wyle Electronics, an electronic component distribution company, and from 1989 to November 1996, as Executive Vice President, Worldwide Sales, for Quantum Corporation, a data storage company. Mr. Roach received a Bachelor of Science in Industrial Economics from Purdue University.

   Mr. Andrew D. Wahl has been the Vice President of Finance and Chief Financial Officer of PCTEL since January 1997. From March 1995 to April 1996, Mr. Wahl served as Chief Financial Officer and, from April 1996 to January 1997, as President and Chief Executive Officer for Designs for Education, Inc., an apparel company. From 1993 to March 1995, Mr. Wahl served as Chief Financial and Operations Officer for StarBase Corporation, an object-oriented database developer. Prior to that, Mr. Wahl held various senior positions in general management, finance and management consulting. Mr. Wahl received a Bachelor of Arts in Political Science from Villanova University and a Master in Business Administration in Accounting from Rutgers University.

   Mr. Steven J. Manuel has been Vice President of Marketing of PCTEL since September 1997. Prior to that, Mr. Manuel served as Vice President of Sales between January 1997 and September 1997. From March 1992 to January 1997 he worked at Logitech, Inc., a computer input devices company, where he served as the Strategic OEM Account Development Manager and the Director of OEM Sales and Marketing for the Imaging Division from June 1995 to January 1997. At Logitech, Inc., Mr. Manuel was initially responsible for worldwide account management for numerous OEM customers, and later worldwide sales and sales strategy development and implementation. Mr. Manuel received an Associate of Science from Control Data Institute.

   Mr. Frank V. Reo had been PCTEL's Vice President of Business Development from February 1998 to January 7, 2000. From February 1993 to February 1998, Mr. Reo served initially as Manager and later as Director of Business Development for the modem group at Cirrus Logic, a semiconductor company. In this position, he was responsible for product marketing, business development and applications engineering. Mr. Reo is a graduate in electronic engineering from Philco Technical Institute, Philadelphia.

   Mr. William Wen-Liang Hsu co-founded PCTEL and has served as the Vice President of Engineering and a director since its inception in March 1994. From August 1988 to March 1994, Mr. Hsu served in various positions with Sierra Semiconductor, a semiconductor company, including Engineering Director. At Sierra Semiconductor, Mr. Hsu managed a development group, and was responsible for digital signal processing firmware development for modem products with data, fax and voice features. Mr. Hsu received a Bachelor of Science in Communication Engineering from National Chiao-Tung University, Taiwan, and a Master of Science in Computer Engineering from Oregon State University.

   Mr. Han-Chung Yeh co-founded PCTEL and has served as the Vice President of Technology and a director since its inception in March 1994. Mr. Yeh was a staff engineer at Sierra Semiconductor, a semiconductor company, from September 1993 to March 1994. Mr. Yeh holds a Bachelor of Science in Control Engineering from National Chiao-Tung University, Taiwan, and a Master of Science in Electrical Engineering from New York State University at Stony Brook.

   Mr. Derek S. Obata has been Vice President of Sales for PCTEL since April 1998. From 1997 until joining PCTEL, Mr. Obata was an independent consultant providing strategic planning, business development, marketing and sales support to emerging high technology companies. Mr. Obata served from 1996 to 1998 as Vice President, Worldwide Sales for Network Peripherals Incorporated, a networking company, and from 1992 to 1995 as Vice President, Worldwide Sales at Ministor Peripherals Corporation, a data storage company. Prior to this period, Mr. Obata served in a number of sales and sales management positions with Conner Peripherals and Seagate Technologies, which are data storage companies. Mr. Obata holds a Bachelor of Science in Engineering Sciences from the University of California, Berkeley.

   Mr. Thomas A. Capizzi has been Vice President of Human Resources and Chief Administrative Officer for PCTEL since January 2000. From July 1997 until joining PCTEL, Mr. Capizzi served as Vice President, Corporate Human Resources for McKessonHBOC, a pharmaceutical supply and information company. From August 1995 to July 1997, Mr. Capizzi served as Senior Director, Human Resources, Worldwide Sales and International for Quantum Corporation, a data storage company. Mr. Capizzi holds a Bachelor of Arts in Psychology from Cathedral College and St. John's University in New York.

   Mr. Richard C. Alberding has been a director of PCTEL since August 1999. Mr. Alberding retired from the Hewlett-Packard Company, a computer, peripherals and measurement products company, in June 1991, serving at that time as an Executive Vice President with responsibility for worldwide company sales, support and administration activities for measurement and computation products, as well as all corporate level marketing activities. Mr. Alberding is a director of Kennametal, Inc., Digital Microwave Corporation (which included a nine-month period as interim Chairman/CEO), JLK Direct Distribution Inc., Paging Network, Inc., Quickturn Design Systems, Inc., Sybase Inc. and Walker Interactive Systems. Mr. Alberding holds a B.A. degree in Business Administration/Marketing from Augusta College in Rock Island, Illinois, and an Associate of Science degree in Electrical Engineering from DeVry Technical Institute in Chicago.

   Dr. Martin H. Singer has been a director of PCTEL since August 1999. Since December 1997, Dr. Singer has been President and CEO of SAFCO Technologies, Inc., a wireless communications company. From September 1994 to December 1997, Dr. Singer served as Vice-President and General Manger of the Wireless Access Business Development Division for Motorola, Inc., a communications equipment company. Prior to this period, Dr. Singer held senior management and technical positions in Motorola, Inc., Tellabs, Inc., AT&T and Bell Labs. Dr. Singer holds a Bachelor of Arts in Psychology from the University of Michigan, and a Master of Arts and a Ph.D. in Experimental Psychology from Vanderbilt University.

   Mr. Wen-Chang Ko has been a director for PCTEL since May 1999. Since 1990, Mr. Ko has served as Chairman of seven WK Investment Funds, which are high-tech venture capital investment companies, and during 1992 to 1995 as Chairman of Taipei Venture Capital Association. Prior to this, Mr. Ko served in a number of positions including Chairman and President and Computer Country Manager at Hewlett Packard Taiwan Ltd., a computation and communication system manufacturer and Research & Development Manager at International Business Machines, an information system technology company. Mr. Ko is a director of Clarent Corp. He holds a Bachelor of Science in Electrical Engineering from National Cheng Kung University, Taiwan, and a Master of Science in System Science from Michigan State University.

   Mr. Giacomo Marini has been a director of PCTEL since October 1996. Since March 1995 Mr. Marini has served as President of MK Group LLC, a private investment and management consulting business that invests in and advises high technology companies, and from February 1998 to February 1999 as Interim Chief Executive Officer at FutureTel, Inc., a digital video capture company. From August 1993 to February 1995, Mr. Marini served as President and Chief Executive Officer of Common Ground Software, Inc. (formerly No Hands Software, Inc.), an electronic publishing software company. Prior to this, Mr. Marini was a co-founder, Executive Vice President and Chief Operating Officer of Logitech, a computer peripherals company, and he held technical and management positions with Olivetti and International Business Machines. Mr. Marini is currently on the board of various private companies. He holds a Computer Science Laureate Degree from the University of Pisa, Italy.

   Dr. Mike Min-Chu Chen has been a director of PCTEL since February 1994 and is the cousin of our Chief Executive Officer and Chairman of the Board, Peter Chen. Since August 1998, Dr. Chen has been the Chairman and co-founder of 3iNet, a Linux-based internet appliances and seamless internet enabled communications services provider. From May 1985 to August 1998, Dr. Chen served as the Executive Vice President, Chief Executive Officer and Director of C & C International Services, Inc., an engineering and procurement service company. From March 1987 to August 1998, Dr. Chen served as Executive Vice President, Chief Executive Officer and Director of Act Engineering, Inc., an engineering design and trading company. From December 1996 to February 1997, Dr. Chen served as director of ERT Holding, Inc., a company engaged in the environmental rubber recycling manufacturing business, and served as President of International Operations from December 1996 to February 1997 and then as Chairman from February 1997 to October 1997. He is currently on the board of various private companies. Dr. Chen holds a Bachelor of Science in Naval Architecture from National Taiwan Ocean University, a Master in Science in Mechanical Engineering and Naval Architecture from National Taiwan University, Taiwan, and a Doctorate in Ocean Engineering from Oregon State University.

ITEM 2:  PROPERTIES

   In September 1999, we entered into an operating lease for our new headquarter facilities in Milpitas, California. This office building comprises 100,026 square feet and the lease expires in February 2003. Our Communications System Division is located in Waterbury, Connecticut, where we currently lease approximately 6,000 square feet under a lease that expires in 2001. We have a sales support office in Taipei, Taiwan, where we lease approximately 9,200 square feet under a lease which expires in 2002. We also have a sales support office in Tokyo, Japan, where we lease approximately 700 square feet under a lease on a month to month basis. During fiscal 1999, we opened a new sales support office in Seoul, Korea, where we currently lease approximately
540 square feet under a six-month lease. We believe that we have adequate space for our current needs.

ITEM 3:  LEGAL AND ADMINISTRATIVE PROCEEDINGS


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

   We filed an answer to ESS's complaint by moving to dismiss on the basis that ESS had not alleged facts sufficient to state a legal claim. ESS responded by amending its complaint to include additional factual and legal allegations and filing an opposition to the motion to dismiss. On August 2, 1999, the Court denied our motion to dismiss as moot in view of ESS's amended complaint.

   On August 12, 1999, we filed a motion to dismiss ESS's amended complaint. On November 4, 1999, the United States District Court in San Jose granted a dismissal of the antitrust and state unfair competition claims, ruling that ESS had failed to allege injury to competition in the market for modems. The Court allowed the specific performance of contract claim to stand, ruling that the license terms granted to other market participants would provide a sufficient basis for defining contractual terms that could be applied to ESS. The Court also denied the Motion with respect to dismissal of the declaratory relief claims, holding that they were sufficiently ripe for adjudication. The Court granted ESS leave to again amend its complaint, which it did on November 24, 1999, by filing a second amended complaint. On January 14, 2000, we filed a motion to dismiss the second amended complaint. ESS filed its opposition to the motion on January 21, 2000 and we filed our reply on January 28, 2000. On February 11, 2000, the Court heard oral argument on our motion to dismiss the second amended complaint. On February 14, 2000, the Court dismissed ESS's complaint and gave ESS twenty days to amend its complaint. In particular, the Court stated that ESS must allege the relevant geographic market and product market in the complaint. In response to the court's February 14, 2000 order, ESS filed its third amended complaint on March 6, 2000.

   Due to the nature of litigation generally and because the lawsuit brought ESS is still in the pleading stage, we cannot ascertain the outcome of the final resolution of the lawsuit, the availability of injunctive relief or other equitable remedies, or estimate the total expenses, possible damages or settlement value, if any, that we may ultimately incur in connection with ESS's suit. This litigation could be time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigation. However, we believe that we have valid defenses to this litigation, including the fact that other companies license these International Telecommunications Union-related patents from us on the same terms that are being challenged by ESS. We believe that it is unlikely this litigation will have a material adverse effect on our financial position or results of operations. We are vigorously contesting, and intend to continue to vigorously contest, all of ESS's claims.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

3. To approve an amendment and restatement of our Certificate of Incorporation concurrently with the Initial Public Offering to (i) include provisions establishing certain defensive strategies for the protection of stockholders' value (ii) deleting all reference to series of Preferred Stock and authorizing instead one class of undersigned Preferred Stock consisting of 5,000,000 shares and (iii) authorizing an increase in the authorized number of shares of Common Stock to 50,000,000.

     FOR:  8,046,418          AGAINST:  0          ABSTAIN:  2,955,600

                                    Part II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Price Range of Common Stock

   Our common stock has been traded on the Nasdaq National Market under the symbol "PCTI" since our initial public offering on October 19, 1999. The following table shows the high and low sale prices of our common stock as reported by the Nasdaq National Market for the periods indicated.

                                                                            High               Low
Fiscal 1999
   Fourth Quarter   (from October 19, 1999)                                 $54.00             $21.63


  The closing sale price of our common stock as reported on the Nasdaq National Market on December 31, 1999 was $52.50 per share. As of that date there were 188 holders of record of our common stock.

Dividend Policy

   We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

                 TRANSACTIONS WITH RELATED PARTIES AND INSIDERS

   Since January 1, 1995, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount exceeds $60,000, and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than compensation agreements and other agreements, which are described under "Management," and the transactions described below.

Transactions with Directors, Executive Officers and 5% Stockholders

   Common stock. In 1999, the following directors and executive officers exercised the following stock options on the dates and at the prices set forth below:

                                                                                         Price
                                                                                          per         Common
   Purchaser                                                  Date of Purchase           Share         Stock
   ---------                                             --------------------------- ------------- -------------
   Peter Chen...........................................      October 13, 1999          $0.48          87,502
   Derek S. Obata.......................................      October 14, 1999           4.85          23,021
   Andrew D. Wahl.......................................      October 10, 1999           7.45           6,250
                                                              November 22, 1999          1.25           2,708
                                                              October 10, 1999           1.25          18,667
                                                              September 17, 1999         1.25          68,000
   Giacomo Marini.......................................      August 31, 1999            0.12           5,000
                                                                                         1.25           8,200
   Rest of Employees....................................      January 1999-December 1999 Various      139,138

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1999, 1998 and 1997 and the balance sheet data as of December 31, 1999 and 1998 are derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1996 and 1995 and the balance sheet data as of December 31, 1997, 1996 and 1995 are derived from audited financial statements not included in this Form 10-K. There was no common stock outstanding for the year ended December 31, 1995. The operating results for the year ended December 31, 1998 includes the $6.1 million write-off of in-process research and development costs related to our acquisition of Communications Systems Division in December 1998. Pro forma basic and diluted earnings per share below excludes non-cash charges for amortization of deferred compensation related to stock option grants. For the year ended December 31, 1999 pro forma basic and diluted earnings per share also excludes non-cash charges related to amortization of goodwill and an extraordinary loss of $1.6 million related to the early extinguishment of debt.

                                                Year Ended December 31,
                                        ----------------------------------------
                                         1999     1998    1997    1996    1995
                                        -------  ------- ------- ------- -------
Consolidated Statement of Operations
Data:                                    (in thousands, except per share data)
Revenues..............................  $76,293  $33,004 $24,009 $16,573 $   191
Cost of revenues......................   39,428   13,878  12,924   9,182     106
                                        -------  ------- ------- ------- -------
Gross profit..........................   36,865   19,126  11,085   7,391      85
                                        -------  ------- ------- ------- -------
Operating expenses:
 Research and development.............   10,317    4,932   3,348   2,152     822
 Sales and marketing..................   10,523    5,624   3,168     839     275
 General and administrative...........    5,459    2,169   1,612     477     115
 Acquired in-process research and
  development.........................      --     6,130     --      --      --
 Amortization of deferred
  compensation........................      790       43     --       41     --
                                        -------  ------- ------- ------- -------
  Total operating expenses............   27,089   18,898   8,128   3,509   1,212
                                        -------  ------- ------- ------- -------
Income (loss) from operations.........    9,776      228   2,957   3,882  (1,127)
Other income, net.....................      271      479     299     127      35
                                        -------  ------- ------- ------- -------
Income (loss) before provision for
 income taxes and extraordinary loss..   10,047      707   3,256   4,009  (1,092)
Provision for income taxes............    3,014      212     955   1,005       1
                                        -------  ------- ------- ------- -------
Net income (loss) before extraordinary
 loss.................................    7,033      495   2,301   3,004  (1,093)
Extraordinary loss, net of income
 taxes................................   (1,611)     --      --      --      --
                                        -------  ------- ------- ------- -------
Net income (loss).....................  $ 5,422  $   495 $ 2,301 $ 3,004 $(1,093)
                                        =======  ======= ======= ======= =======

Basic earnings per share..............  $  1.03  $  0.21 $  1.13 $  4.79 $   --
Diluted earnings per share............  $  0.37  $  0.04 $  0.20 $  0.29 $   --
Pro forma basic earnings per share....  $  1.72  $  0.22 $  1.13 $  4.84 $   --
Pro forma diluted earnings per share..  $  0.62  $  0.04 $  0.20 $  0.30 $   --
Shares used in computing basic
 earnings per share...................    5,287    2,355   2,032     627     --
Shares used in computed diluted
 earnings per share...................   14,666   12,325  11,645  10,280     --
--------

                                                     December 31,
                                        ----------------------------------------
                                         1999     1998    1997    1996    1995
                                        -------  ------- ------- ------- -------
Consolidated Balance Sheet Data:                    (in thousands)
Cash, cash equivalents and short-term
 investments..........................  $98,290  $12,988 $ 6,685 $ 5,585 $ 1,676
Working capital.......................   89,892   14,011  12,840   6,236   3,068
Total assets..........................  130,605   45,996  23,148  14,110   3,980
Long-term debt, net of current
 portion..............................       --   14,709      38       5       3
Total stockholders' equity............  104,278   15,139  13,610   6,689   3,228

Quarterly Results of Operations

   The following table presents our operating results for each of the eight quarters up to and including the period ended December 31, 1999. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements appearing elsewhere in this prospectus. In the opinion of management, all necessary adjustments consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited Consolidated Financial Statements and the related notes appearing elsewhere in this prospectus. These operating results are not necessarily indicative of the results of any future period.

                                                Quarter Ended (in thousands)
                          ------------------------------------------------------------------------------
                          Dec. 31,  Sept. 30, June 30,  Mar. 31,  Dec. 31,   Sept. 30, June 30, Mar. 31,
                            1999      1999      1999      1999      1998       1998      1998     1998
                          --------  --------- --------  --------  --------   --------- -------- --------
Revenues................  $23,057    $20,190  $17,890   $15,156   $11,598     $9,063    $6,828   $5,515
Cost of revenues........   11,991     10,440    9,071     7,926     3,028      4,902     3,415    2,533
                          -------    -------  -------   -------   -------     ------    ------   ------
 Gross profit...........   11,066      9,750    8,819     7,230     8,570      4,161     3,413    2,982
                          -------    -------  -------   -------   -------     ------    ------   ------
Operating expenses:
 Research and
  development...........    3,162      2,732    2,380     2,043     1,194      1,283     1,326    1,129
 Sales and marketing....    2,969      2,609    2,647     2,298     1,504      1,713     1,339    1,068
 General and
  administrative........    1,825      1,571    1,248       815       955        423       407      384
 Acquired in-process
  research and
  development...........      --         --       --        --      6,130        --        --       --
 Amortization of
  deferred
  compensation..........      339        287      148        16        16         17        10      --
                          -------    -------  -------   -------   -------     ------    ------   ------
  Total operating
   expenses.............    8,295      7,199    6,423     5,172     9,799      3,436     3,082    2,581
                          -------    -------  -------   -------   -------     ------    ------   ------
Income (loss) from
 operations.............    2,771      2,551    2,396     2,058    (1,229)       725       331      401
                          -------    -------  -------   -------   -------     ------    ------   ------
Other income (expense),
 net:
 Interest income........    1,154        263      187       116       110        140       148      106
 Interest expense.......     (136)      (418)    (442)     (453)       (8)        (6)       (6)      (5)
                          -------    -------  -------   -------   -------     ------    ------   ------
  Total other income
   (expense), net.......    1,018       (155)    (255)     (337)      102        134       142      101
                          -------    -------  -------   -------   -------     ------    ------   ------
Income (loss) before
 provision for income
 taxes and extraordinary
 loss...................    3,789      2,396    2,141     1,721    (1,127)       859       473      502
Provision (benefit) for
 income taxes...........    1,139        717      642       516      (338)       258       141      151
                          -------    -------  -------   -------   -------     ------    ------   ------
Net income (loss) before
 extraordinary loss.....    2,650      1,679    1,499     1,205      (789)       601       332      351
Extraordinary loss, net
 of income taxes........   (1,611)       --       --        --        --         --        --       --
                          -------    -------  -------   -------   -------     ------    ------   ------
Net income (loss).......  $ 1,039    $ 1,679  $ 1,499   $ 1,205   $  (789)    $  601    $  332   $  351
                          =======    =======  =======   =======   =======     ======    ======   ======
                                                        Quarter Ended
                          ------------------------------------------------------------------------------
                          Dec. 31,  Sept. 30, June 30,  Mar. 31,  Dec. 31,   Sept. 30, June 30, Mar. 31,
                            1999      1999      1999      1999      1998       1998      1998     1998
                          --------  --------- --------  --------  --------   --------- -------- --------
Revenues................    100.0%     100.0%   100.0%    100.0%    100.0 %    100.0%    100.0%   100.0%
Cost of revenues........     52.0       51.7     50.7      52.3      26.1       54.1      50.0     45.9
                          -------    -------  -------   -------   -------     ------    ------   ------
 Gross profit...........     48.0       48.3     49.3      47.7      73.9       45.9      50.0     54.1
                          -------    -------  -------   -------   -------     ------    ------   ------
Operating expenses:
 Research and
  development...........     13.7       13.5     13.3      13.5      10.3       14.2      19.4     20.5
 Sales and marketing....     12.9       12.9     14.8      15.1      13.0       18.9      19.6     19.4
 General and
  administrative........      7.9        7.8      7.0       5.4       8.2        4.7       6.0      7.0
 Acquired in-process
  research and
  development...........       --         --       --        --      52.9         --        --       --
 Amortization of
  deferred
  compensation..........      1.5        1.4      0.8       0.1       0.1        0.1       0.1       --
                          -------    -------  -------   -------   -------     ------    ------   ------
  Total operating
   expenses.............     36.0       35.6     35.9      34.1      84.5       37.9      45.1     46.9
                          -------    -------  -------   -------   -------     ------    ------   ------
Income (loss) from
 operations.............     12.0       12.7     13.4      13.6     (10.6)       8.0       4.9      7.2
                          -------    -------  -------   -------   -------     ------    ------   ------
Other income (expense),
 net:
 Interest income........      5.0        1.3      1.1       0.8       1.0        1.5       2.2      1.9
 Interest expense.......     (0.6)      (2.1)    (2.5)     (3.0)     (0.1)        --      (0.1)    (0.1)
                          -------    -------  -------   -------   -------     ------    ------   ------
  Total other income
   (expense), net.......      4.4       (0.8)    (1.4)     (2.2)      0.9        1.5       2.1      1.8
                          -------    -------  -------   -------   -------     ------    ------   ------
Income (loss) before
 provision for income
 taxes and extraordinary
 loss...................     16.4       11.9     12.0      11.4      (9.7)       9.5       7.0      9.0
Provision (benefit) for
 income taxes...........      4.9        3.6      3.6       3.4      (2.9)       2.8       2.1      2.7
                          -------    -------  -------   -------   -------     ------    ------   ------
Net income (loss) before
 extraordinary loss.....     11.5        8.3      8.4       8.0      (6.8)       6.7       4.9      6.3
Extraordinary loss, net
 of income taxes........     (7.0)       0.0      0.0       0.0       0.0        0.0       0.0      0.0
                          -------    -------  -------   -------   -------     ------    ------   ------
Net income (loss).......      4.5%       8.3%     8.4%      8.0%     (6.8)%      6.7%      4.9%     6.3%
                          =======    =======  =======   =======   =======     ======    ======   ======

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussion in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward looking statements include, among others, those statements including the words, "may," "will," "plans," "seeks," "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those discussed in the forward looking statements. Factors that might cause future results to differ materially from those discussed in the forward looking statements include, but are not limited to, those discussed in "Business" and elsewhere in this Form 10-K.

Overview

   We provide cost-effective software-based communications solutions that address high speed internet connectivity requirements for existing and emerging technologies. Our communications products enable internet access through PCs and alternative internet access devices. From our inception in February 1994 through the end of 1995, we were a development stage company primarily engaged in product development, product testing and the establishment of strategic relationships with customers and suppliers. From December 31, 1995 to December 31, 1999, our total headcount increased from 18 to 144. We first recognized revenue on product sales in the fourth quarter of 1995, and became profitable in 1996, our first full year of product shipments. Revenues increased from $16.6 million in 1996 to $24.0 million in 1997, $33.0 million in 1998 and $76.3 million in 1999.

   We sell soft modems to manufacturers and distributors principally in Asia through our sales personnel, independent sales representatives and distributors. Our sales to manufacturers and distributors in Asia were 99%, 76% and 77% of our total sales for the years ended 1999, 1998 and 1997, respectively. The predominance of our sales is in Asia because our customers are primarily motherboard and modem manufacturers, and the majority of these manufacturers are located in Asia. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards that they purchase from the board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Industry statistics indicate that approximately two-thirds of modems manufactured in Asia are sold in North America.

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

   In the fourth quarter of 1998, we acquired substantially all of the assets and selected liabilities of Communications Systems Division of General DataComm, Inc., for a total purchase price of $17.0 million. We began to recognize revenues in the three months ended June 30, 1999 from licensing the patent portfolio that we acquired in this acquisition. These revenues are recognized based on confirmation from licensees of the royalty payments due to us.

Results of Operations

   The following table presents the results of our operations expressed as a percentage of total revenues:

                                                           Year Ended
                                                          December 31,
                                                        ---------------------
                                                        1999    1998    1997
                                                        -----   -----   -----
Revenues............................................... 100.0 % 100.0 % 100.0%
Cost of revenues.......................................  51.7    42.0    53.8
                                                        -----   -----   -----
 Gross profit..........................................  48.3    58.0    46.2
                                                        -----   -----   -----
Operating expenses:
 Research and development..............................  13.5    14.9    13.9
 Sales and marketing...................................  13.8    17.0    13.2
 General and administrative............................   7.2     6.6     6.7
 Acquired in-process research and development..........   --     18.6     --
 Amortization of deferred compensation.................   1.0     0.1     --
                                                        -----   -----   -----
   Total operating expenses............................  35.5    57.2    33.8
                                                        -----   -----   -----
Income from operations.................................  12.8     0.8    12.4
Other income, net......................................   0.4     1.4     1.2
                                                        -----   -----   -----
Income before provision for income taxes and
 extraordinary loss....................................  13.2     2.2    13.6
Provision for income taxes.............................   4.0     0.6     4.0
                                                        -----   -----   -----
Net income before extraordinary loss...................   9.2     1.6     9.6
Extraordinary loss, net of income taxes................  (2.1)    --      --
                                                        -----   -----   -----
Net income.............................................   7.1 %   1.6 %   9.6%
                                                        =====   =====   =====

Years ended December 31, 1999, 1998 and 1997
(All amounts in tables, other than percentages, are in thousands)

 Revenues

--------------------------------------------------------------------------------

                                                       1999     1998     1997
                                                      -------  -------  -------
Revenues............................................. $76,293  $33,004  $24,009
% change from prior period...........................   131.2%    37.5%     N/A
-------------------------------------------------------------------------------

   Our revenues primarily consist of product sales of soft modems to board manufacturers and distributors in Asia. Revenues increased $43.3 million for 1999 compared to 1998. The revenue increase was attributable to unit growth following the implementation of a new sales channel partners program and to the general acceptance of our products in the sub-$1,000 PC marketplace. The increase in sales volume was partly offset by downward pressure on average selling prices and sales discounts to customers. Our average selling prices decreased 42% from 1998 to 1999, mainly due to the elimination of one out of three chips in the hardware component of the MicroModem product. We believe that this 33% hardware reduction combined with the downward pricing pressure commonly seen in the industry resulted in the decreases in the average selling price of our MicroModem product. However, we believe this decrease has generated the increase in our market share.

   Revenues increased $9.0 million for 1998 compared to 1997 due to an increase in unit sales. This unit increase was due principally to acceptance of our products in the marketplace following the certification by Microsoft of its Windows 95 and 98 logos for our products and the launch of our v.90 soft modem products early in 1998. The benefit of increased sales volume was partly offset by downward pressure on prices throughout the industry, which caused our average selling prices to experience an overall decrease of 28.5%.

 Gross Profit

--------------------------------------------------------------------------------

                                                       1999     1998     1997
                                                      -------  -------  -------
Gross profit......................................... $36,865  $19,126  $11,085
Percentage of revenues...............................    48.3%    58.0%    46.2%
% change from prior period...........................    92.7%    72.5%     N/A
--------------------------------------------------------------------------------

   Cost of revenues consists primarily of chipsets we purchase from third party manufacturers and include amortization of intangibles related to the Communications Systems Division acquisition, accrued intellectual property royalties, cost of operations, reserves for inventory obsolescence, and distribution costs. The royalties accrued are our estimate based on royalty agreements already signed, or potential new agreements, advice from patent counsel and the royalty rates we charge for use of our own patents.

   Gross profit increased $17.7 million for 1999 compared to 1998. The increase in gross profit was the direct result of increased revenues, inventory cost reduction and economies of scale. Gross profit as a percentage of revenue decreased from 58% for the year ended December 31, 1998 to 48.3% for the year ended December 31, 1999 as a result of a reversal of royalty reserves. Excluding this reversal, gross profit would have been 48.9% in 1998. This $3.0 million reversal of royalty reserves is a result of the acquisition of the CSD patent portfolio. The reduction in royalty reserves in 1998 is based upon our belief that some third party technology licenses could be obtained by exchanging cross licenses of our expanded patent portfolio rather than by the payment of license fees or royalties. Nonrecurring engineering and licensing revenues, which are characterized by high gross margins, were a reduced percentage of total sales in 1999 compared to 1998. This reduction adversely impacted our profit margins.

   Gross profit increased $8.0 million from 1997 to 1998 and increased as a percentage of revenues to 58.0% in 1998 from 46.2% in 1997. The increase in gross profit was due to the increase in revenues and lower unit costs obtained through volume discounts from our semiconductor vendors, which were partly offset by declining selling prices throughout the industry. The increase was also due in part to a $3.0 million reversal in royalty reserves in the fourth quarter of 1998 explained previously.

 Research and Development

--------------------------------------------------------------------------------

                                                         1999     1998    1997
                                                        -------  ------  ------
Research and development............................... $10,317  $4,932  $3,348
Percentage of revenues.................................    13.5%   14.9%   13.9%
% change from prior period.............................   109.2%   47.3%    N/A
--------------------------------------------------------------------------------

   Research and development expenses include compensation costs for software and hardware development, prototyping, certification and pre-production costs. We expense all research and development costs as incurred.

   Research and development expenses increased $5.4 million for 1999 compared to 1998 due to the addition of personnel to develop new products related to the G.Lite, Modem Riser card and HIDRA projects as well as engineering work related to v.90 modems. Research and development headcount increased from 49 to 65 from December 31, 1998 to December 31, 1999. HIDRA is one of our product names and is also an acronym for High Density Remote Access. As a percentage of revenues, research and development decreased in 1999 because revenue growth was proportionally greater than the increase in research and development expenses. Approximately 68% of all research and development expenses were payroll related. We expect that our research and development expenses will increase in absolute dollars because we intend to hire additional personnel and continue to develop new products.

   Research and development expenses increased $1.6 million for 1998 compared to 1997. The increase was due to the addition of research and development personnel to facilitate new product development for our v.90, G.Lite and Modem Riser products.

 Sales and Marketing

--------------------------------------------------------------------------------

                                                         1999     1998    1997
                                                        -------  ------  ------
Sales and marketing.................................... $10,523  $5,624  $3,168
Percentage of revenues.................................    13.8%   17.0%   13.2%
% change from prior period.............................    87.1%   77.5%    N/A
--------------------------------------------------------------------------------

   Sales and marketing expenses consist primarily of personnel costs, sales commissions and marketing costs. Sales commissions payable to our distributors are recognized when our products are "sold through" from the distributors to end users so that the commission expense is matched with the related revenues. Marketing costs include promotional goods, trade shows, press tours and advertisements in trade magazines.

   Sales and marketing expenses increased $4.9 million for 1999 compared to 1998. The increase reflects the addition of sales and marketing personnel to develop new accounts, support customers, and to drive new product development and product launches. We also expanded our sales regions geographically to include Japan and Korea. Sales and marketing headcount increased from 31 to 55 from December 31, 1998 to December 31, 1999. The production of collateral sales materials, travel costs, trade shows, sales programs and press tours also resulted in the increase in our sales and marketing expenses. In addition, we implemented a new sales force automation system in the third quarter of 1999 to more efficiently manage our increased sales volume.

   Sales and marketing expenses increased $2.5 million for 1998 compared to 1997. We continued to develop our sales organization in 1998 to expand into different distribution channels, particularly the original equipment manufacturer channel, to develop new accounts, support customers and drive new product development and product launches. Consequently, sales and marketing personnel grew by 14 people, or approximately 74%. Sales and marketing expenses in 1998 also reflected higher sales commissions and increased promotional activity including increased spending in trade shows and press tours.

 General and Administrative

--------------------------------------------------------------------------------

                                                          1999    1998    1997
                                                         ------  ------  ------
General and administrative.............................. $5,459  $2,169  $1,612
Percentage of revenues..................................    7.2%    6.6%    6.7%
% change from prior period..............................  151.7%   34.6%    N/A
--------------------------------------------------------------------------------

   General and administrative expenses include costs associated with our general management, human resources and finance functions as well as professional service charges, such as legal, tax and accounting fees. Other general expenses include rent, insurance, utilities, travel and other operating expenses to the extent not allocated to other functions.

   General and administrative expenses increased $3.3 million for 1999 compared to 1998. This increase reflected additional legal costs related to an increased number of contract negotiations and patent submissions, additional tax planning, and litigation expenses related to the recently settled Motorola lawsuit. We also incurred additional expenses related to an increase in personnel. General and administrative headcount increased from 15 to 24 from December 31, 1998 to December 31, 1999.

   General and administrative expenses increased $557,000 for 1998 compared to 1997. This increase reflected additional legal costs related to the negotiation and review of an increased number of contracts, an increase in patent submissions, tax planning and litigation expenses related to the Motorola lawsuit.

 Acquired In-Process Research and Development

--------------------------------------------------------------------------------

                                                            1999   1998   1997
                                                            ----- ------  -----
Acquired in-process research and development............... $ --  $6,130  $ --
Percentage of revenues.....................................   --    18.6%   --
-------------------------------------------------------------------------------

   Upon completion of our acquisition of the Communications Systems Division in December 1998, we immediately expensed $6.1 million, representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to purchased in-process technology, based on a percentage of completion discounted cash flow method, was determined by identifying research projects in areas for which technological feasibility had not been established. Approximately 69% of the in-process research and development was attributed to the HIDRA project, a high density remote access system that will significantly increase the number of modems within the remote access server by creating multiple ports on each digital signal processor. Approximately 28% was attributed to the x-digital subscriber line project, which will allow more than one digital subscriber line modem per digital signal processing chip. Approximately 3% was attributed to the industrial modem project, a modem design targeted at the industrial market for use in transmitting updated information to and from remote sites.

   The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net flows back to their present value. The discount rate included a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the in-process technology. The valuation included cash inflows from the in-process technology through 2002 with revenues commencing in 1999 and increasing significantly in 2000 before declining in 2002. A royalty payment of 3% was assumed from in-process technology to existing technology, based on management's estimate of a patent license rate. At the date of the acquisition, management expected to complete the majority of these projects and commence generating initial revenues in mid-to-late 1999 at an additional research and development cost of approximately $1.0 million. $8.67 million, 53% of the purchase price, was attributed to core technology and existing patented technology, related to the portfolio of patents that address the v.34 (33.6
Kbs) and v.90 (56 Kbs) international modem standards set by the International Telecommunications Union. The risk-adjusted discount rate applied to the projects' cash flows was 18% for existing technology and 24% for in-process technology. The HIDRA and industrial modem projects were approximately 56% complete at the time of the valuation and the expected timeframe for achieving these product releases was in the second half of 1999. The x-digital subscriber line project was approximately 56% complete at the time of the valuation and the expected timeframe for achieving this product release was assumed to be in 2000. Significant remaining development efforts must be completed in the next six to 18 months in order for the projects of the Communications Systems Division to become implemented in a commercially viable timeframe. Management's cash flow and other assumptions utilized at the time of acquisition have not materially changed as of December 31, 1999.

 Amortization of Deferred Compensation

--------------------------------------------------------------------------------

                                                              1999  1998  1997
                                                              ----  ----  -----
Amortization of deferred compensation........................ $790  $43   $ --
Percentage of revenues.......................................  1.0% 0.1%    --
-------------------------------------------------------------------------------

   In connection with the grant of stock options to employees, we have recorded deferred compensation representing the difference between the exercise price and deemed fair market value of our common stock on the dates these stock options were issued.

   The amortization of deferred compensation increased $747,000 for 1999 compared to 1998 primarily due to a higher deemed fair market value of our stock and additional stock options granted to new employees. We expect that the amortization of deferred compensation will increase to approximately $340,000 per quarter through the third quarter of 2003, based on option grant activity through December 31, 1999. The amount of deferred compensation expense recorded for the grant of stock options to employees in 1999 was $5.4 million, which is being amortized over the vesting periods of the options.

 Other Income, Net

--------------------------------------------------------------------------------

                                                             1999    1998  1997
                                                             -----   ----  ----
Other income, net........................................... $ 271   $479  $299
Percentage of revenues......................................   0.4%   1.4%  1.2%
% change from prior period.................................. (43.4)% 60.2%  N/A
--------------------------------------------------------------------------------

   Other income, net, consists of interest income, net of any interest expense. Interest income is expected to fluctuate over time. Interest expense consists primarily of interest on capital leases and the $16.3 million loan issued to acquire Communications Systems Division. Interest expense will decrease in the future as we paid the remaining balance on this loan in October 1999 with a portion of the proceeds from our initial public offering.

   Other income, net, decreased $208,000 for 1999 compared to 1998 primarily due to the interest expense related to the loan that we used to acquire Communications Systems Division, offset by interest income generated by cash balances.

   Other income, net, increased $180,000 for 1998 compared to 1997 due to interest earned on higher average cash balances.

 Provision for Income Taxes

--------------------------------------------------------------------------------

                                                              1999   1998  1997
                                                             ------  ----  ----
Provision for income taxes.................................. $3,014  $212  $955
Effective tax rate..........................................   30.0% 30.0% 29.3%
--------------------------------------------------------------------------------

   Provision for income taxes increased $2.8 million for 1999 compared to 1998 due to higher taxable income, while the effective tax rate remained at approximately 30%.

   Provision for income taxes decreased $743,000 for 1998 compared to 1997 due to lower taxable income, while the effective tax rate remained at approximately 30%.

   We have $5.6 million in deferred tax assets as of December 31, 1999. We believe that our effective tax rate will be below the statutory tax rate at 35% due to international sales and profits through our wholly owned subsidiaries, which are taxed at rates below the statutory tax rate in the U.S.

 Extraordinary Loss

--------------------------------------------------------------------------------

                                                           1999    1998  1997
                                                          -------  ---- ------
Income before extraordinary loss......................... $ 7,033  $495 $2,301
Extraordinary loss on extinguishment of debt, net of
 income taxes of $135,000................................  (1,611)  --     --
                                                          -------  ---- ------
Net income after extraordinary loss...................... $ 5,422  $495 $2,301
------------------------------------------------------------------------------

   On October 25, 1999, we retired $15.0 million of notes payable with proceeds from the initial public offering. In connection with the early retirement of debt, we incurred a $1.6 million extraordinary loss, net of taxes, for the write-off of deferred debt charges and prepayment penalties.

Liquidity and Capital Resources

--------------------------------------------------------------------------------

                                                     1999      1998     1997
                                                   --------  --------  ------
Net cash provided by operating activities......... $ 21,541  $  2,719  $  917
Net cash provided by (used in) investing
 activities.......................................  (56,380)  (17,344)    576
Net cash provided by (used in) financing
 activities.......................................   66,556    20,928    (393)
Cash, cash equivalents and short-term investments
 at the end of year...............................   98,290    12,988   6,685
Working capital at the end of year................   89,892    14,011  12,840
------------------------------------------------------------------------------

   On October 19, 1999, we completed our initial public offering of common stock. A total of 5,290,000 shares were sold at a price of $17.00 per share (including the exercise of the underwriters' over-allotment option of 690,000 shares). The initial public offering resulted in net proceeds of approximately $82.5 million, net of an underwriting discount of $6.3 million and offering expenses of $1.1 million.

   On October 25, 1999, we used $15.5 million of the proceeds from the initial public offering to repay bank debt. The debt bore interest at the bank's prime interest rate plus 0.5% and included a 3% prepayment penalty. The total payment of $15.5 million included $15.0 million of principal, $74,000 of accrued interest and a prepayment penalty of $450,000.

   The increase in net cash provided by operating activities for 1999 compared to 1998 was primarily due to improved collection in accounts receivable due to the use of letters of credit and higher net income in 1999. Net cash used in investing activities for 1999 reflected the purchases of short-term investments, property and equipment. Net cash provided by financing activities for 1999 consisted of proceeds from the initial public offering and the repayment of the notes payable associated with the Communications Systems Division acquisition.

   The increase in net cash provided by operating activities for 1998 compared to 1997 was primarily due to higher net income before considering the write-off of acquired in-process research and development and also increased accruals. Net cash used in investing activities for 1998 represented the Communications Systems Division acquisition and purchases of property and equipment.

   As of December 31, 1999, we had cash, cash equivalents and short-term investments of $98.3 million and working capital of $89.9 million.

   We believe that our cash, cash equivalents, and short-term investments, together with existing sources of liquidity, will be sufficient to meet our working capital and anticipated capital expenditure requirements for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes, and may seek, even before that time, to raise additional funds through public or private equity or debt financing or from other sources. Additional financing may not be available at all, and if it is available, the financing may not be obtainable on terms acceptable to us or that are not dilutive to our stockholders.

Year 2000 Compliance

   To date, we have not experienced any year 2000 issues with any of our internal systems or our products, key suppliers, vendors or customers nor do we expect to experience any in the future. Costs associated with remediating our internal systems have not been material to date.

Recent Accounting Pronouncements

   Refer to the Notes to Consolidated Financial Statements for recent accounting pronouncements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to minimal market risks. We manage the sensitivity of our results of operations to these risks by maintaining a conservative investment portfolio, which is comprised solely of high-grade securities. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating all transactions in U.S. dollars.

    We may be exposed to interest rate risks, as we may use additional financing to fund additional acquisitions and fund other capital expenditures. The interest rate that we may be able to obtain on financings will depend on market conditions at that time and may differ from the rates we have secured in the past.

                                  PCTEL, INC.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants.................................. 44
Consolidated Balance Sheets as of December 31, 1999 and December 31,
 1998..................................................................... 45
Consolidated Statements of Operations for the years ended December 31,
 1999, 1998 and 1997...................................................... 46
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1999, 1998 and 1997......................................... 47
Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 1998 and 1997...................................................... 48
Notes to the Consolidated Financial Statements............................ 49

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PCTEL, Inc.:

We have audited the accompanying consolidated balance sheets of PCTEL, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCTEL, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                               Arthur Andersen LLP


San Jose, California
January 24, 2000

                                  PCTEL, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)


                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................. $ 44,705  $12,988
  Short-term investments....................................   53,585       --
  Accounts receivable, net of allowance for doubtful
   accounts of $2,213 and $748, respectively................    6,555   12,931
  Inventories...............................................    5,741    2,073
  Prepaid expenses and other assets.........................    2,422      264
  Deferred tax asset........................................    3,211    1,903
                                                             --------  -------
    Total current assets....................................  116,219   30,159
PROPERTY AND EQUIPMENT, net.................................    3,099    1,042
GOODWILL AND OTHER INTANGIBLE ASSETS, net...................    8,649   10,812
DEFERRED TAX ASSET..........................................    2,365    2,302
OTHER ASSETS................................................      273    1,681
                                                             --------  -------
TOTAL ASSETS................................................ $130,605  $45,996
                                                             ========  =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt......................... $     --  $ 1,640
  Accounts payable..........................................    7,140    5,155
  Accrued royalties.........................................    7,868    5,144
  Income taxes payable......................................    3,290    1,207
  Accrued liabilities.......................................    8,029    3,002
                                                             --------  -------
    Total current liabilities...............................   26,327   16,148
                                                             --------  -------
LONG-TERM DEBT, net of current portion......................       --   14,709
                                                             --------  -------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, 0 and 8,510,748 shares issued and outstanding
   as of December 31, 1999 and 1998, respectively...........       --        9
  Common stock, $0.001 par value, 50,000,000 shares
   authorized, 16,560,335 and 2,412,247 shares issued and
   outstanding at December 31, 1999 and 1998, respectively..       17        2
  Additional paid-in capital................................   99,334   10,915
  Deferred compensation.....................................   (4,856)    (214)
  Retained earnings.........................................    9,849    4,427
  Accumulated other comprehensive loss......................      (66)      --
                                                             --------  -------
    Total stockholders' equity..............................  104,278   15,139
                                                             --------  -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................. $130,605  $45,996
                                                             ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
REVENUES............................................  $76,293  $33,004  $24,009
COST OF REVENUES....................................   39,428   13,878   12,924
                                                      -------  -------  -------
GROSS PROFIT........................................   36,865   19,126   11,085
                                                      -------  -------  -------
OPERATING EXPENSES:
  Research and development..........................   10,317    4,932    3,348
  Sales and marketing...............................   10,523    5,624    3,168
  General and administrative........................    5,459    2,169    1,612
  Acquired in-process research and development......       --    6,130       --
  Amortization of deferred compensation.............      790       43       --
                                                      -------  -------  -------
Total operating expenses............................   27,089   18,898    8,128
                                                      -------  -------  -------
INCOME FROM OPERATIONS..............................    9,776      228    2,957
                                                      -------  -------  -------

OTHER INCOME (EXPENSE), NET:
  Interest expense..................................   (1,449)     (25)      --
  Interest income...................................    1,720      504      299
                                                      -------  -------  -------
    Total other income (expense), net...............      271      479      299
                                                      -------  -------  -------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
 EXTRAORDINARY LOSS.................................   10,047      707    3,256

PROVISION FOR INCOME TAXES..........................    3,014      212      955
                                                      -------  -------  -------

NET INCOME BEFORE EXTRAORDINARY LOSS................    7,033      495    2,301
Extraordinary loss, net of income taxes (Note 4)....   (1,611)      --       --
                                                      -------  -------  -------

NET INCOME..........................................  $ 5,422  $   495  $ 2,301
                                                      =======  =======  =======

Basic earnings per share before extraordinary loss..  $  1.33  $  0.21  $  1.13
Basic earnings per share after extraordinary loss...  $  1.03  $  0.21  $  1.13
Shares used in computing basic earnings per share...    5,287    2,355    2,032
Diluted earnings per share before extraordinary
 loss...............................................  $  0.48  $  0.04  $  0.20
Diluted earnings per share after extraordinary
 loss...............................................  $  0.37  $  0.04  $  0.20
Shares used in computing diluted earnings per
 share..............................................   14,666   12,325   11,645


  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (in thousands, except share and per share amounts)

                                                                                                Accumulated
                          Preferred Stock     Common Stock    Additional                           Other
                         ------------------ -----------------  Paid-In     Deferred   Retained Comprehensive
                           Shares    Amount   Shares   Amount  Capital   Compensation Earnings     Loss       Total
                         ----------  ------ ---------- ------ ---------- ------------ -------- ------------- --------
BALANCE, DECEMBER 31,
1996....................  7,885,548   $ 8    1,454,999  $ 1    $ 5,049     $    --     $1,631      $ --      $  6,689
 Issuance of Series C
 convertible preferred
 stock for cash at $8.00
 per share, net of
 issuance costs of
 $406...................    625,200     1           --   --      4,595          --         --        --         4,596
 Issuance of common
 stock on exercise of
 stock options..........         --    --      753,991    1         23          --         --        --            24
 Net income.............         --    --           --   --         --          --      2,301        --         2,301
                         ----------   ---   ----------  ---    -------     -------     ------      ----      --------
BALANCE, DECEMBER 31,
1997....................  8,510,748     9    2,208,990    2      9,667          --      3,932        --        13,610
 Issuance costs for
 Series C convertible
 preferred stock........         --    --           --   --        (44)         --         --        --           (44)
 Deferred compensation
 for stock option
 grants.................         --    --           --   --        257        (257)        --        --            --
 Amortization of
 deferred compensation..         --    --           --   --         --          43         --        --            43
 Issuance of common
 stock on exercise of
 stock options..........         --    --      203,257   --         34          --         --        --            34
 Issuance of Series C
 convertible stock
 warrants in conjunction
 with notes payable.....         --    --           --   --      1,350          --         --        --         1,350
 Cost incurred related
 to initial public
 offering...............         --    --           --   --       (349)         --         --        --          (349)
 Net income.............         --    --           --   --         --          --        495        --           495
                         ----------   ---   ----------  ---    -------     -------     ------      ----      --------
BALANCE, DECEMBER 31,
1998....................  8,510,748     9    2,412,247    2     10,915        (214)     4,427        --        15,139
 Deferred compensation
 for stock option
 grants.................         --    --           --   --      5,432      (5,432)        --        --            --
 Amortization of
 deferred compensation..         --    --           --   --         --         790         --        --           790
 Issuance of common
 stock from initial
 public offering, net...         --    --    5,290,000    6     82,489          --         --        --        82,495
 Issuance of common
 stock on exercise of
 stock options..........         --    --      345,986   --        399          --         --        --           399
 Conversion of preferred
 stock to common stock.. (8,510,748)   (9)   8,510,748    9         --          --         --        --            --
 Issuance of common
 stock from warrant
 exercises..............         --    --        1,354   --         11          --         --        --            11
 Grant of stock options
 to non-employees.......         --    --           --   --         88          --         --        --            88
 Net income.............         --    --           --   --         --          --      5,422        --         5,422
 Change in unrealized
 loss on available-for-
 sale securities........         --    --           --   --         --          --         --       (66)          (66)
                         ----------   ---   ----------  ---    -------     -------     ------      ----      --------
BALANCE, DECEMBER 31,
1999....................         --   $--   16,560,335  $17    $99,334     $(4,856)    $9,849      $(66)     $104,278
                         ==========   ===   ==========  ===    =======     =======     ======      ====      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.......................................  $  5,422  $    495  $ 2,301
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Acquired in-process research and development.....        --     6,130       --
 Depreciation and amortization....................     2,835       303      193
 Amortization of deferred charge..................     1,550        --       --
 Provision for allowance for doubtful accounts....     1,674       465      434
 Provision for excess and obsolete inventories....     1,121       330      488
 Increase in deferred tax asset...................    (1,371)   (1,525)    (191)
 Amortization of deferred compensation............       790        43       --
 Grant of stock options to non-employee...........        88        --       --
 Changes in operating assets and liabilities, net
  of acquisitions:
  (Increase) decrease in accounts receivable......     4,702    (7,771)  (4,263)
  (Increase) decrease in inventories..............    (4,789)   (1,352)     869
  (Increase) decrease in prepaid expenses and
   other assets...................................    (2,300)      598     (975)
  Increase (decrease)in accounts payable..........     1,985     3,578      (30)
  Increase (decrease) in accrued royalties........     2,724    (1,361)   3,974
  Increase (decrease) in income taxes payable.....     2,083     1,207   (2,532)
  Increase in accrued liabilities.................     5,027     1,579      649
                                                    --------  --------  -------
  Net cash provided by operating activities.......    21,541     2,719      917
                                                    --------  --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property and equipment..    (2,729)     (512)    (427)
 Purchase of Communications Systems Division, net
  of cash acquired................................        --   (16,832)      --
 Proceeds from sale of available-for-sale
  investments.....................................        --        --    1,003
 Purchase of available-for-sale investments.......   (53,651)       --       --
                                                    --------  --------  -------
  Net cash provided by (used in) investing
   activities.....................................   (56,380)  (17,344)     576
                                                    --------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital lease obligations..       (36)      (28)     (11)
 Proceeds from notes payable......................        --    16,313       --
 Principal payments on notes payable..............   (16,313)       --       --
 Proceeds from issuance of preferred stock........        --     5,002       --
 Costs incurred related to issuance of preferred
  stock...........................................        --       (44)    (406)
 Proceeds from issuance of common stock...........    84,045        34       24
 Costs incurred related to initial public
  offering........................................    (1,140)     (349)      --
                                                    --------  --------  -------
  Net cash provided by (used in) financing
   activities.....................................    66,556    20,928     (393)
                                                    --------  --------  -------
  Net increase in cash and cash equivalents.......    31,717     6,303    1,100
CASH AND CASH EQUIVALENTS, beginning of year......    12,988     6,685    5,585
                                                    --------  --------  -------
CASH AND CASH EQUIVALENTS, end of year............  $ 44,705  $ 12,988  $ 6,685
                                                    ========  ========  =======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest...........................  $  1,449  $     25  $    --
 Cash paid for income taxes.......................  $  2,163  $    462  $ 4,372
 Property and equipment acquired under capital
  leases..........................................  $     --  $     --  $    67
 Issuance of warrants for preferred and common
  stock...........................................  $     --  $  1,400  $    --
 Increases to deferred compensation...............  $  5,432  $    257  $    --


  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Operations of the Company

   PCTEL was originally incorporated in California in February 1994. In July 1998, the Company reincorporated in Delaware and this reincorporation has been reflected retroactively in the accompanying consolidated financial statements. We are a leading provider of software based high speed connectivity solutions to individuals and businesses worldwide. We design, develop, produce and market advanced software-based high performance, low cost modems that are flexible and upgradable, with functionality that can include data/fax transmission at various speeds, and telephony features. Our host signal processing software architecture utilizes the host PC's central processing unit to perform digital signal processing and other operations typically handled by dedicated hardware found in conventional hardware-based modems. Our host signal processing technology allows the elimination of this dedicated hardware, lowering costs and enhancing capabilities.

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

Consolidation and Foreign Currency Translation

   PCTEL uses the United States dollar for all its financial statements, even for our subsidiaries in foreign countries. In formal terms we refer to this use of the US dollar as the functional currency, and accordingly, all gains and losses resulting from transactions originally in foreign currencies and then translated into US dollars are included in net income. As of December 31, 1999, PCTEL had subsidiaries in the Cayman Islands and Japan. These consolidated financial statements include the accounts of PCTEL and our subsidiaries after eliminating intercompany accounts and transactions.

Cash Equivalents and Short-Term Investments

   We divide our financial instruments into two different classifications:

   Cash equivalents:   are debt instruments that mature within three months
                       after we purchase them.

   Short-term          are marketable debt instruments that generally mature
   investments:        between three months and two years from the date we
                       purchase them. All of our short-term investments are classified as current assets and available-for-sale because they are marketable and we have the option to sell them before they mature.

                       As of December 31, 1999, short-term investments consisted of high-grade corporate securities with maturity dates of approximately five months to two years.

                       These investments are recorded at market price and any unrealized holding gains and losses (based on the difference between market price and book value) are reflected as other comprehensive income/loss in the stockholders' equity section of the balance sheet. We recorded a $66,000 unrealized holding loss in

                                  PCTEL, INC.

                       1999. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income and have not been significant to date. Interest and dividends of all securities are included in interest income.

Concentrations of Credit Risk

   We have potential credit risk primarily in two areas, our short-term investments and trade receivables.

   Our investment policy is to preserve the value of our capital and generate interest income from these investments without undue exposure to risk. Market risk is the potential loss due to the change in value of a financial instrument due to interest rates or equity prices. The Company tries to moderate this risk in two ways. First, the Company's investment portfolio is divided between Banc of America Securities and Salomon Smith Barney. By using two independent investment banking firms the Company believes it has improved market visibility. Secondly, the Company independently reviews market pricing on a periodic basis based upon directly managing a limited amount of funds it uses for operations which are not managed by its funds' managers.

   For trade receivables, credit risk is the potential for a loss due to a customer not meeting its payment obligations. We have established an allowance for amounts which we may not be able to collect based on industry standards and actual payment history. We moderate this risk by establishing and reviewing credit limits, monitoring those limits and making updates as required. See note 10 for industry segment, customer and geographic information.

Inventories

   Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories for 1999 and 1998 were composed of finished goods only. Based on our current estimated requirements, it was determined that there was excess inventory and those excess amounts were fully reserved as of December 31, 1999 and 1998. Due to competitive pressures and technological innovation, it is possible that these estimates could change in the near term.

Property and Equipment

   Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized over the corresponding lease term.

   Property and equipment consists of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1999     1998
                                                                -------  ------
   Computer and office equipment............................... $ 3,862  $1,296
   Furniture and fixtures......................................     391     264
   Leasehold improvements......................................       9      55
                                                                -------  ------
       Total property and equipment............................   4,262   1,615
   Less: Accumulated depreciation and amortization.............  (1,163)   (573)
                                                                -------  ------
       Property and equipment, net............................. $ 3,099  $1,042
                                                                =======  ======

                                  PCTEL, INC.

Software Development Costs

   We account for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Our products include a software component. To date, we have expensed all software development costs because these costs were incurred prior to the products reaching technological feasibility.

Revenue Recognition

   Revenues consist primarily of sales of products to original equipment manufacturers ("OEMs") and distributors. Revenues from sales to OEMs are recognized upon shipment. We provide for estimated sales returns and allowances related to sales to OEMs at the time of shipment. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. In the fourth quarter of 1998, we began to record revenue relating to sales to distributors only when the distributors have sold the product to the end user. Prior to this change, PCTEL recognized revenues upon shipment to distributors net of reserves for estimated returns and price protection arrangements. While our previous method of accounting was in accordance with generally accepted accounting principles, we believe that the new method is preferable. In the opinion of management, the new revenue recognition method better reflects the economics of the transaction and provides a better measure of operating results. In accordance with Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes", the cumulative effect of changing our revenue recognition policies related to sales to distributors was not material to our financial statements.

   We also generate revenues from engineering contracts. Revenues from engineering contracts are recognized as contract milestones are achieved. Royalty revenue is recognized when confirmation of royalties due to PCTEL is received from licensees.

Stock-Based Compensation

   We account for stock-based awards to employees in accordance with APB No. 25, "Accounting for Stock Issued to Employees". We have adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, if the exercise price of our employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. However, if the stock option price is less than fair market value a stock based compensation charge is required. We recorded a deferred compensation charge for options granted below fair market value before our Initial Public Offering ("IPO") and have also included the pro forma disclosures required under SFAS No. 123 in Note 7.

Earnings Per Share

   We compute earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which a statement of operations is presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of preferred stock using the "if converted" method and stock options and warrants using the treasury stock method. Preferred stock, common stock options and warrants are excluded from the computation of diluted earnings per share if their effect is anti-dilutive.

   Based on SEC Staff Accounting Bulletin No. 98, preferred and common stock issued or granted for below fair market value (nominal consideration) prior to the IPO must be included in the earnings per share calculation as if they had been outstanding the entire period. We have never issued or granted this type of stock.

                                  PCTEL, INC.

   The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 1999, 1998, and 1997, respectively (in thousands, except per share data):

                                                           Year Ended December
                                                                   31,
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
Net income................................................ $5,422 $  495 $2,301
                                                           ====== ====== ======
Basic earnings per share:
  Weighted average common shares outstanding..............  5,287  2,355  2,032
                                                           ------ ------ ------
Basic earnings per share.................................. $ 1.03 $ 0.21 $ 1.13
                                                           ====== ====== ======
Diluted earnings per share:
  Weighted average common shares outstanding..............  5,287  2,355  2,032
  Weighted average common stock option grants and
   outstanding warrants...................................  2,603  1,518  1,727
  Weighted average preferred stock outstanding............  6,776  8,452  7,886
                                                           ------ ------ ------
  Weighted average common shares and common stock
   equivalents outstanding................................ 14,666 12,325 11,645
                                                           ------ ------ ------
Diluted earnings per share................................ $ 0.37 $ 0.04 $ 0.20
                                                           ====== ====== ======

Accounting for Impairment of Long-Lived Assets

   Goodwill is being amortized on a straight-line basis over five years. We assess the need to record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an on-going basis, we review the value and period of amortization or depreciation of long-lived assets, including costs in excess of net assets of businesses acquired. During this review, the significant assumptions used in determining the original cost of long-lived assets are reevaluated. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. We then determine whether there has been a permanent impairment of the value of long-lived assets by comparing future estimated undiscounted cash flows to the asset's carrying value. If the estimated future undiscounted cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset's carrying value over fair value. To date, we have not needed to record any impairment losses on long-lived assets.

Comprehensive Income

   Effective January 1, 1998, we adopted SFAS No. 130 "Reporting Comprehensive Income." Comprehensive income is to include amounts that have been previously excluded from net income and reflected instead in stockholders' equity. For the year ended December 31, 1999, comprehensive income is $5.4 million which includes an unrealized holding loss of $66,000 related to available-for-sale investments. For the years ended December 31, 1998 and 1997, comprehensive income is the same as reported net income.

Recent Accounting Pronouncements

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal use," which we adopted in fiscal 1999. SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria has been met. The adoption did not have a material impact on PCTEL's financial position or results of operations.

                                  PCTEL, INC.

   In April 1998, the American Institute of Certified Public Accountants issued SOP No. 98-5 "Reporting on the Costs of Start-Up Activities," which we adopted in 1999. It requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that we previously capitalized must be written off when SOP No. 98-5 is adopted. The adoption did not have a material impact on our financial position or results of operations.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires certain accounting and reporting standards for derivative financial instruments and hedging activities. It applies for the first quarter beginning January 1, 2001. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we do not believe that the adoption of SFAS No. 133, as amended, will have a material effect on our financial position or results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. PCTEL believes that its current revenue recognition policies comply with SAB 101.

Risks and Uncertainties

   For the years ended December 31, 1999 and 1998, we purchased integrated circuits from a limited number of vendors. If these vendors are unable to provide integrated circuits in a timely manner and we are unable to find alternative vendors, our business, operating results and financial condition could be adversely affected.

   The majority of PCTEL's revenues are derived from a limited number of products utilizing host signal processing technology. The market for these products is characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay in bringing a new product to market could adversely affect our operating results.

Reclassifications

   Certain amounts in prior years have been reclassified to conform with the current year presentation.

2. SHORT-TERM INVESTMENTS:

   We invest in high quality, short-term investments, which we classify as available-for-sale. There were no significant differences between amortized cost and estimated fair value at December 31, 1999 and 1998. The following table presents the estimated fair value breakdown of investment securities by major security type (in thousands):

                                                                    December 31,
                                                                    ------------
                                                                     1999   1998
                                                                    ------- ----
       Commercial paper............................................ $15,884 $--
       U.S. Government obligations.................................   7,908  --
       Corporate bonds.............................................  29,793  --
                                                                    ------- ---
         Total short-term investments.............................. $53,585 $--
                                                                    ======= ===

   As of December 31, 1999, $29.9 million have maturity dates of less than one year and $23.7 million have maturity dates of one to five years.

                                  PCTEL, INC.

3. ACQUISITIONS:

 Communications Systems Division

   On December 22, 1998, we acquired substantially all of the assets and assumed certain of the liabilities of Communications Systems Division ("CSD"), a division of General DataComm, Inc., for a total purchase price of approximately $17 million. We borrowed $16.3 million (Note 4) from a bank to pay for the entity and recorded the transaction under the purchase method of accounting. Under this method, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price. In this circumstance, that amount was $16.8 million. We attributed $6.1 million of the excess purchase price to in-process research and development, which we expensed immediately and the balance of $10.7 was attributed to patents and intellectual property ($8.7 million), work force ($1.3 million) and goodwill ($0.7 million). We have classified this balance of $10.7 million as Goodwill and Other Intangible Assets, net in the accompanying consolidated balance sheets and are amortizing it over useful lives of five years on a weighted average basis. We have included the results of CSD from the date of acquisition to December 31, 1999 in these financial statements.

   Upon completion of the CSD acquisition, the Company immediately expensed $6.1 million representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The $6.1 million expensed as in-process research and development represented 37% of the purchase price and was attributed and supported by a discounted probable cash flow analysis that identified revenue on a project by project basis. The following three in-process projects existed at CSD as of the acquisition date:
HIDRA (High Density Remote Access System), Industrial Modems, and xDSL (Digital Subscriber Line) project. The value assigned to purchased in-process technology, based on a percentage of completion discounted cash flow method, was determined by identifying research projects in areas for which technological feasibility has not been established.

   Approximately $8.7 million, 53% of the purchase price, was attributed to core technology and existing patented technology, related to the portfolio of patents that address the v.34 (33.6 Kbs) and v.90 (56 Kbs) international modem standards set by the International Telecommunications Union ("ITU"). The portfolio is comprised of over 36 patents and filings, including four v.34 patents and two v.90 patents, which are required by the ITU standard, and three
v.90 patents considered very important in the manufacture of the v.90 modem.

   The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. Approximately 69% of the in-process research and development value was attributed to the HIDRA project, which is focused on increasing the number of modems within the RAS (Remote Access Server). This technology will represent a migration of the single and dual DSP (Digital Signal Processing) platforms to enable higher density modems for central site applications. Specifically, CSD is working to create three modem ports on each DSP through the use of software. The xDSL (digital subscriber line), which represents 28% of the in-process research and development value, will encompass a variety of DSL systems covering speeds from 53 Mbps down to 128 Kbps. Similar to the HIDRA concept, CSD was working on an xDSL product technology that will allow more than one DSL modem per DSP chip, thus attempting to optimize transmission speeds. Industrial Modems, which represents approximately 3% of the in-process research and development value, is an offshoot of the HIDRA project. Based on the same architectural foundation as the HIDRA, Industrial Modems are targeted at the industrial market for use in transmitting updated information to and from remote sites.

   The discount rate includes a risk adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The risk-adjusted discount rate applied to

                                  PCTEL, INC.

the projects' cash flows was 18% for existing technology and 24% for the in-process technology. Based upon assessment of each in-process project's development stage, including relative difficulty of remaining development milestones, it was determined that application of a 24% discount rate was appropriate for all three acquired in-process projects. The valuation includes cash inflows from in-process technology through 2002 with revenues commencing in 1999 and increasing significantly in 2000 before declining in 2002. A royalty payment of 3% was assumed from in-process technology to existing technology, based on management's estimate of a patent license rate. The High Density Remote Access System and industrial modem projects were approximately 56% complete at the time of the valuation and the expected timeframe for achieving these product releases was assumed to be in the second half of 1999. The DSL project was approximately 56% complete at the time of the valuation and the expected time frame for achieving this product release is assumed to be in 2000. The percentage complete calculations for all projects were estimated based on research and development expenses incurred to date and management estimates of remaining development costs. Significant remaining development efforts were to be completed in the next 6 to 18 months in order for CSD's projects to become implemented in a commercially viable timeframe. Management's cash flow and other assumptions utilized at the time of acquisition do not materially differ from historical pricing/licensing, margin, and expense levels of the CSD group prior to acquisition.

   If these projects are not successfully developed, the Company's future revenue and profitability may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

   The unaudited pro forma financial information for the years ended December 31, 1998 and 1997 is presented below (in thousands except per share data) as if CSD had been acquired on January 1, 1997. Pro forma net income excludes the write-off of acquired in-process research and development of $6.1 million.

                                                                  Year Ended
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
   Revenues.................................................... $35,632 $28,573
   Net income.................................................. $ 2,978 $ 2,272
   Diluted net income per share................................ $  0.24 $  0.20

4. NOTES PAYABLE:

   On December 22, 1998, in conjunction with the CSD acquisition, PCTEL and one of its wholly owned subsidiaries each entered into a note payable arrangement ("the Notes") with a bank. The two Notes were for a total of $16.3 million. These Notes bore interest at the bank's prime interest rate plus 0.5% and were subject to certain financial and non-financial covenants and a prepayment penalty during the first 3 years of their terms. We were required to provide the bank with a primary security interest in all of our assets and we issued a warrant to the bank to purchase 200,000 shares of Series C preferred stock at $8.00 per share which was converted to a warrant to purchase common stock at the time of the IPO. This warrant expires December 2008.

   The warrant was immediately exercisable and expired ten years from the date of issuance. The warrant's fair value as of the date issued was approximately $1.4 million using the Black-Scholes option pricing model. We recorded that amount as a deferred charge to be amortized over the term of the Notes.

   On October 25, 1999, following the Company's IPO, we used $15.5 million of the offering proceeds to repay the Notes. The total payment of $15.5 million included $15.0 million of principal, $74,000 of accrued

                                  PCTEL, INC.

interest and a $450,000 prepayment penalty. As a result of the early extinguishment of debt, we recorded the unamortized portion of the deferred charge relating to the issuance of the warrants discussed above and the prepayment penalty as an extraordinary loss, net of taxes, which totaled $1.6 million.

5. PREFERRED STOCK:

   Our Series A convertible preferred stock ("Series A"), Series B convertible preferred stock ("Series B") and Series C convertible preferred stock ("Series C") consist of the following, net of issuance costs (dollars in thousands):

                                                                      December
                                                                         31,
                                                                      ---------
                                                                      1999 1998
                                                                      ---- ----
Series A:
  $0.001 par value; Authorized--4,635,548
  Outstanding--0 and 4,635,548, shares, respectively;
   liquidation preference of $1,113.................................. $ -- $ 5
Series B:
  $0.001 par value; Authorized--3,250,000
  Outstanding--0 and 3,250,000 shares, respectively;
   liquidation preference of $3,900..................................   --   3
Series C:
  $0.001 par value; Authorized--1,500,000
  Outstanding or Subscribed--0 and 625,200 shares,
   respectively; liquidation preference of $5,002....................   --   1
                                                                      ---- ---
                                                                      $ -- $ 9
                                                                      ==== ===

   Following the closing of our IPO in October 1999, all 8,510,748 shares of the Series A, B, and C convertible preferred stock were automatically converted into 8,510,748 shares of common stock. As of December 31, 1999, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series. The board of directors can fix the price, rights, preferences, privileges and restrictions of this preferred stock.

6. INCOME TAXES:

   We utilize the liability method of accounting for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Under this method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

   The domestic and foreign components of our income before provision for income taxes were as follows (in thousands):

                                                          Year Ended December
                                                                  31,
                                                         -----------------------
                                                          1999    1998     1997
                                                         ------- -------  ------
   Domestic............................................. $ 2,151 $(1,390) $2,438
   Foreign..............................................   7,896   2,097     818
                                                         ------- -------  ------
                                                         $10,047 $   707  $3,256
                                                         ======= =======  ======

                                  PCTEL, INC.

   Our provision for income taxes consisted of the following (in thousands):

                                                          Year Ended December
                                                                  31,
                                                          ---------------------
                                                           1999    1998   1997
                                                          ------  ------  -----
   Current:
     Federal............................................. $4,039  $1,188  $ 827
     State...............................................    346     482    237
     Other...............................................     --      67     82
                                                          ------  ------  -----
                                                           4,385   1,737  1,146
                                                          ------  ------  -----
   Deferred (Benefit):
     Federal............................................. (1,213)   (942)  (240)
     State...............................................   (158)   (583)    49
                                                          ------  ------  -----
                                                          (1,371) (1,525)  (191)
                                                          ------  ------  -----
                                                          $3,014  $  212  $ 955
                                                          ======  ======  =====

   A reconciliation of the provision for income taxes at the Federal statutory rate compared to our effective tax rate is as follows (in thousands):

                                                               Year Ended
                                                              December 31,
                                                           --------------------
                                                            1999   1998   1997
                                                           ------  ----  ------
   Provision at Federal statutory rate.................... $3,516  $247  $1,140
   State income tax, net of Federal benefit...............    127    25      95
   Foreign taxes in excess of statutory rate..............     --    67      82
   R&D credit.............................................   (651) (310)   (224)
   Other..................................................     22   183    (138)
                                                           ------  ----  ------
                                                           $3,014  $212  $  955
                                                           ======  ====  ======

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our net deferred tax asset consists of the following (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
   Accrued royalties............................................. $  990 $1,152
   Inventory reserve.............................................    206    262
   Other cumulative temporary differences........................  1,964    489
   Deferred amortization of purchased assets.....................  2,416  2,302
                                                                  ------ ------
                                                                  $5,576 $4,205
                                                                  ====== ======

   Other cumulative temporary differences consist of items currently deductible for financial reporting purposes, but not for tax purposes. These items are primarily estimated reserves and accruals. The realization of the deferred tax asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, we believe it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during future years are reduced.

                                  PCTEL, INC.

7. COMMON STOCK:

Initial Public Offering

   On October 19, 1999, PCTEL completed its IPO of common stock. A total of 5,290,000 shares were sold at a price of $17.00 per share (including the exercise of the underwriters' over-allotment option of 690,000 shares). We received net proceeds of approximately $82.5 million. Upon closing of the offering, all outstanding shares of convertible preferred stock were automatically converted into 8,510,748 shares of common stock.

Common Stock Reserved for Future Issuance

   As of December 31, 1999, we had reserved shares of common stock for future issuance as follows:

   Stock options under 1995 and 1997 Stock Option Plans............... 5,941,767
   Director Option Plan and Employee Stock Purchase Plan.............. 1,000,000
   Common stock warrants..............................................   201,063
                                                                       ---------
     Total shares reserved............................................ 7,142,830
                                                                       =========

Stock Option Plans

   We have two stock option plans, the 1995 Stock Option Plan ("1995 Plan") and the 1997 Stock Option Plan ("1997 Plan"). Under both Plans, the Board of Directors may grant to employees and consultants options and/or purchase rights to purchase our common stock at terms and prices determined by the Board of Directors. We have under the 1995 Plan 3,200,000 of authorized shares that we can issue. As of December 31, 1999, of the total 3,200,000 shares authorized for issuance, we have remaining 152,673 shares that we can grant under the 1995 Plan. We have under the 1997 Plan 5,500,000 of authorized shares that we can issue. As of December 31, 1999, of the total 5,500,000 shares authorized for issuance, we have remaining 1,343,572 shares that we can grant under the 1997 Plan.

   In August 1999, the Board of Directors and our stockholders approved an amendment and restatement of the 1997 Plan and approved an additional increase in the number of authorized shares we can issue under the 1997 Plan to 5,500,000 shares of common stock. We will further increase annually the number of authorized shares we can issue under the 1997 Plan by an amount equal to the lesser of (i) 700,000 shares, (ii) 4% of the outstanding shares on such date or
(iii) a lesser amount determined by the Board of Directors. The exercise price and vesting of all grants are to be determined by the Board of Directors. The exercise price of incentive stock options cannot be less than the fair market value of the common stock on the grant date. The Stock Plan Committee, a committee within the Board of Directors, determined the fair market value of our common stock prior to our IPO. In determining the fair market value of our common stock, the Stock Plan Committee in each case took into consideration a number of factors, including our operating results and financial condition at the time of each stock option grant, key developments affecting our business and, where relevant, the most recent price of our preferred stock in connection with financing transactions with independent investors. Options granted under the 1997 Plan expire 10 years from the date of grant. The 1997 Plan will terminate in 2007.

   Nonqualified options granted under the 1995 Plan and 1997 Plan must be issued at a price equal to at least 85% of the fair market value of our common stock at the date of grant. The options may be exercised at any time within ten years of the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the stock option agreement, and vest over a vesting schedule determined by the Board of Directors.

                                  PCTEL, INC.

 1998 Director Option Plan ("Directors Plan")

   Our Directors Plan became effective following our IPO in October 1999. We have reserved a total of 200,000 shares of common stock that we can issue under our Directors Plan. Under our 1998 Directors Plan any new non-employee director elected to the Board of Directors automatically receives a grant of 15,000 shares of common stock. The 15,000 share options will vest one-third as of each anniversary of its date of grant until the option is fully vested, provided that the optionee continues to serve as a director on such dates. After the initial 15,000 share option is granted to the non-employee director, he or she shall automatically be granted an option to purchase 7,500 shares each year on January 1, if on such date he or she shall have served on the Board of Directors for at least six months. The 7,500 share options shall vest completely on the anniversary of their date of grant, provided that the optionee continues to serve as a director on such dates. All of the options granted under our 1998 Directors Plan have a term of 10 years. The exercise price of all options is 100% of the fair market value per share of the common stock, generally determined with reference to the closing price of the common stock as reported on the Nasdaq National Market on the date of grant.

 Employee Stock Purchase Plan ("Purchase Plan")

   In May 1998, we reserved a total of 800,000 shares of common stock for future issuance under our Purchase Plan, plus annual increases equal to the lesser of (i) 350,000 shares (ii) 2% of the outstanding shares on such date or
(iii) a lesser amount determined by the Board of Directors. Our Purchase Plan will enable eligible employees to purchase common stock at the lower of 85% of the fair market value of our common stock on the first or last day of each six-month offering period. The first offering period began on October 19, 1999 following the initial public offering. The Purchase Plan will terminate in 2008.

 Deferred Compensation

   In connection with the grant of certain stock options to employees during the years ended December 31, 1999 and December 31, 1998, we recorded deferred compensation of $5.4 million and $257,000, respectively, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is amortized ratably over the four year vesting period of the applicable options. The amortization expense relates to options awarded to employees in all operating expense categories. However, the amortization of deferred compensation has not been separately allocated to these categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

 Valuation of Stock Options

   Under SFAS No. 123 we are required to present pro forma information regarding net income and net income per share as if we had accounted for our stock options under the fair value method. The fair value for the stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for fiscal years 1999, 1998 and 1997: risk-free interest rates in the range of 4.7% to 6.5%; dividend yields of zero; an estimated volatility factor of the market price of the Company's common stock in the range of 40% to 75%; and an expected life between three to six months after vest date. The weighted-average estimated fair value of options granted during fiscal 1999, 1998 and 1997 was $6.88, $3.43 and $2.32 per share, respectively.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected

                                  PCTEL, INC.

option life. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting periods. Our pro forma net income (loss) would have been approximately $1.6 million, $(984,000) and $2.0 million for fiscal years 1999, 1998 and 1997, respectively. Pro forma diluted net income (loss) per share would have been $0.11, $(0.42) and $0.17 for fiscal years 1999, 1998 and 1997, respectively. The following table summarizes stock option activity under the 1995 Plan and 1997 Plan:

                                                        Options Outstanding
                                                     ---------------------------
                                          Options               Weighted Average
                                         Available    Shares     Exercise Price
                                         ----------  ---------  ----------------
   Balance, December 31, 1996...........         --  1,745,001       $ 0.12
     Authorized.........................  1,500,000         --
     Granted............................ (1,172,830) 1,172,830       $ 2.32
     Exercised..........................         --   (753,991)      $ 0.03
     Forfeited..........................     95,590    (95,590)      $ 0.91
                                         ----------  ---------       ------
   Balance, December 31, 1997...........    422,760  2,068,250       $ 1.36
     Authorized.........................  2,000,000         --
     Granted............................ (1,393,900) 1,393,900       $ 8.13
     Exercised..........................         --   (203,257)      $ 0.17
     Forfeited..........................    173,585   (173,585)      $ 2.52
                                         ----------  ---------       ------
   Balance, December 31, 1998...........  1,202,445  3,085,308       $ 4.43
     Authorized.........................  2,000,000         --
     Granted............................ (1,818,492) 1,818,492       $12.11
     Exercised..........................         --   (345,986)      $ 1.15
     Forfeited..........................    112,292   (112,292)      $ 7.72
                                         ----------  ---------       ------
   Balance, December 31, 1999...........  1,496,245  4,445,522       $ 7.74
                                         ==========  =========       ======

                                         Options Outstanding             Options Exercisable
                                   ------------------------------- --------------------------------
                      Number       Weighted-Average   Weighted-         Number         Weighted-
   Range of       Outstanding at      Remaining        Average        Exercisable       Average
Exercise Prices  December 31, 1999 Contractual Life Exercise Price December 31, 1999 Exercise Price
---------------  ----------------- ---------------- -------------- ----------------- --------------
  $0.02-$0.48          738,047           6.54           $ 0.31           588,110         $ 0.29
  $1.25-$7.00          652,979           7.56           $ 2.99           352,572         $ 2.29
  $7.45-$7.45          737,604           8.09           $ 7.45           347,690         $ 7.45
  $8.75-$9.75          827,900           8.68           $ 9.30           183,444         $ 9.12
 $10.25-$10.25       1,133,583           9.25           $10.25            60,000         $10.25
 $16.00-$52.50         355,409           9.57           $20.83                --             --
                     ---------                                         ---------
                     4,445,522                          $ 7.74         1,531,816
                     =========                                         =========

Warrants

   In February 1998, in connection with the issuance of Series C preferred stock, we issued warrants to purchase 2,417 shares of common stock at $8.00 per share. In 1999, a portion of these warrants were exercised to purchase 1,354 shares of common stock. The remaining warrants expire in February 2001 and the fair value

                                  PCTEL, INC.

at the date of issuance was not material. In December 1998, in connection with the notes payable referred to in note 4, we issued a warrant to purchase 200,000 shares of Series C preferred stock at $8.00 per share which was converted to a warrant to purchase common stock at the time of the IPO. This warrant expires December 2008. As of December 31, 1999, this warrant had not been exercised.

8. LEASE ARRANGEMENTS:

   We entered into an operating lease for our new facilities in Milpitas, California in September 1999. The lease expires in February 2003. Additionally, we have facilities in Waterbury, Connecticut, Japan, Taiwan and Korea.

   We have non-cancelable operating leases for office facilities through 2003 and operating leases for equipment through 2004. Our future minimum rental commitments under these leases at December 31, 1999, are as follows (in thousands):

     2000............................................................... $1,029
     2001...............................................................  1,094
     2002...............................................................  1,099
     2003...............................................................    204
     2004...............................................................     22
                                                                         ------
     Future minimum lease payments...................................... $3,448
                                                                         ======

   Our rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was approximately $985,000, $364,000 and $248,000, respectively.

9. CONTINGENCIES:

   As of December 31, 1999 and 1998, we accrued royalties of approximately $7.9 million and $5.1 million, respectively. We entered into royalty agreements in fiscal 1999 and 1998 and continue to negotiate royalty agreements with several other third parties. Accordingly, we have accrued our best estimate of the amount of royalties payable based on royalty agreements already signed or in negotiation, as well as advice from patent counsel. Should the final agreements result in royalty rates significantly different from these assumptions, our business, operating results and financial condition could be materially and adversely affected. During 1998, we reversed $3.0 million of accrued royalties. Upon consummation of the Communications Systems Division acquisition in December 1998, we reduced our royalty reserves because we believe that in some instances we can obtain necessary licenses of third party technologies in exchange for grants of cross licenses of our patent portfolio rather than the payment of license fees or royalties.

   During 1998, Motorola, Inc. ("Motorola") filed an action for patent infringement against us (and one other defendant) of seven Motorola patents. In its complaint, Motorola was seeking damages for our alleged infringement, including treble damages for our alleged willful infringement and an injunction against us. Motorola was also seeking attorney's fees and costs.

   We filed an answer to Motorola's complaint denying infringement of the seven asserted Motorola patents and asserted that each patent is invalid or unenforceable. In addition, we asserted counterclaims and declaratory relief for invalidity and/or unenforceability and noninfringements of each of the seven asserted Motorola patents. By our counterclaims, we were seeking compensatory and punitive damages, an injunction against Motorola, and an award of treble damages for Motorola's violation of the Federal and state antitrust laws, and for violation

                                  PCTEL, INC.

of Massachusetts General Law. We were also seeking our costs and attorney's fees in this action. In September 1999, we reached a settlement with Motorola as to all claims raised by both parties. The settlement requires us to make royalty payments to Motorola based on unit volume. As part of the settlement, we granted a cross-license to Motorola to utilize portions of our technology and Motorola granted us a cross-license to utilize portions of their technology. This settlement did not have a material effect on our financial position or operating results.

   On April 9, 1999, ESS Technology Inc. filed a complaint against us in the U.S. District Court for the Northern District of California, alleging that we failed to grant licenses for some of our International Telecommunications Union-related patents to ESS on fair, reasonable and non-discriminatory terms. ESS's complaint includes claims based on antitrust law, patent misuse, breach of contract and unfair competition. In its complaint, ESS also seeks a declaration that some of our International Telecommunications Union-related patents are unenforceable and that we should be ordered by the court to grant a license to ESS on fair, reasonable and non-discriminatory terms.

   We filed an answer to ESS's complaint by moving to dismiss on the basis that ESS had not alleged facts sufficient to state a legal claim. ESS responded by amending its complaint to include additional factual and legal allegations and filing an opposition to the motion to dismiss. On August 2, 1999, the Court denied our motion to dismiss as moot in view of ESS's amended complaint.

   On August 12, 1999, we filed a motion to dismiss ESS's amended complaint. On November 4, 1999, the United States District Court in San Jose granted a dismissal of the antitrust and state unfair competition claims, ruling that ESS had failed to allege injury to competition in the market for modems. The Court allowed the specific performance of contract claim to stand, ruling that the license terms granted to other market participants would provide a sufficient basis for defining contractual terms that could be applied to ESS. The Court also denied the Motion with respect to dismissal of the declaratory relief claims, holding that they were sufficiently ripe for adjudication. The Court granted ESS leave to again amend its complaint, which it did on November 24, 1999, by filing a second amended complaint. On January 14, 2000, we filed a motion to dismiss the second amended complaint. ESS filed its opposition to the motion on January 21, 2000 and we filed our reply on January 28, 2000. On February 11, 2000, the Court heard oral argument on our motion to dismiss the second amended complaint. On February 14, 2000, the Court dismissed ESS's complaint and gave ESS twenty days to amend its complaint. In particular, the Court stated that ESS must allege the relevant geographic market and product market in the complaint. In response to the Court's February 14, 2000 order, ESS filed its third amended complaint on March 6, 2000.

   Due to the nature of litigation generally and because the lawsuit brought by ESS is still in the pleading stage, we cannot ascertain the outcome of the final resolution of the lawsuit, the availability of injunctive relief or other equitable remedies, or estimate the total expenses, possible damages or settlement value, if any, that we may ultimately incur in connection with ESS's suit. This litigation could be time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigation. However, we believe that we have valid defenses to this litigation, including the fact that other companies license these International Telecommunications Union-related patents from us on the same terms that are being challenged by ESS. We believe that it is unlikely this litigation will have a material adverse effect on our financial position or results of operations. We are vigorously contesting, and intend to continue to vigorously contest, all of ESS's claims.

   PCTEL is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on the consolidated financial position, liquidity or results of operations.

10. INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION:

   We are organized based upon the nature of the products we offer. Under this organizational structure, we operate in one segment, that segment being software-based modems using host signal processing technology. We market our products worldwide through our sales personnel, independent sales representatives and distributors.

                                  PCTEL, INC.

   Our sales to customers outside of the United States, as a percent of total revenues, are as follows:

                                                   Year Ended December 31,
                                                   ---------------------------
                                                    1999      1998      1997
                                                   -------   -------   -------
       Taiwan.....................................      35%       48%       46%
       China (Hong Kong)..........................      47%       --        20%
       Singapore..................................       1%       --         9%
       Rest of Asia...............................      16%       28%        2%
       Other......................................      --         1%        2%
                                                   -------   -------   -------
                                                        99%       77%       79%
                                                   =======   =======   =======

   Sales to our major customers representing greater than 10% of total revenues are as follows:

                                Year Ended December 31,
                                ---------------------------
               Customer          1999      1998      1997
               --------         -------   -------   -------
       A.......................      13%       12%        4%
       B.......................       7%       15%        6%
       C.......................       3%       12%       18%
       D.......................       9%        8%       --
       E.......................      47%        3%       --
       F.......................       2%        4%       20%
       G, related party (see
        Note 11)...............       1%       13%        9%
                                -------   -------   -------
                                     82%       67%       57%
                                =======   =======   =======

   Our customers are concentrated in the personal computer industry and modem board manufacturer industry segment and in certain geographic locations. We actively market and sell products in Asia. We perform ongoing evaluations of our customers' financial condition and generally require no collateral. As of December 31, 1999, approximately 60% of gross accounts receivable were concentrated with three customers. As of December 31, 1998, approximately 54% of gross accounts receivable were concentrated with three customers.

   As of December 31, 1997, our long-lived assets were primarily located in the United States. Our long-lived assets, comprising primarily intangible assets, by geographic region as of December 31, 1999 and December 31, 1998 are as follows:

                                                                    Year Ended
                                                                   December 31,
                                                                   -------------
                                                                    1999   1998
                                                                   ------ ------
       United States.............................................. $5,374 $5,357
       Cayman Islands............................................. $6,647 $8,178

11. RELATED PARTIES:

   The President of a significant customer of ours was a member of our Board of Directors from inception to November 1, 1997. For the years ended December 31, 1999, 1998 and 1997, revenues generated from sales to this related party customer were approximately $0.8 million, $5.0 million and $2.2 million, respectively. Sales to this related party were generally made on the same terms and conditions as sales to unrelated customers.

   Included in prepaid expenses and other assets as of December 31, 1999 are amounts due from management. These promissory notes are due within a year and bear interest at 8.0% per annum. The balance receivable as of December 31, 1999 is $141,273.

                                  PCTEL, INC.

12. 401(K) PLAN:

   Our 401(k) plan covers all of our employees beginning the first of the month following the month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. PCTEL may make discretionary contributions to the 401(k). There have been no employer contributions to the 401(k) plan through December 31, 1999.

13. SUBSEQUENT EVENT (unaudited):

   On February 24, 2000, PCTEL completed its acquisition of Voyager Technologies, Inc., ("Voyager"), a provider of personal connectivity and internet access technology Under the terms of the Agreement and Plan of Reorganization (the "Merger Agreement"), the former shareholders of Voyager received 267,687 shares of PCTEL common stock and $2,065,331 of cash in exchange for all shares of Voyager common stock. In addition, 645,157 vested and unvested options to purchase shares of Voyager common stock were converted into options to purchase PCTEL common stock at the exchange ratio of 0.07604.

   The acquisition was structured as a tax-free reorganization and is being accounted for as a purchase. We are in the process of determining the allocation of the purchase price and anticipate that a portion of the purchase price will be allocated to in-process research and development which will be expensed in the three months ending March 31, 2000.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
================================================================================

  None.

                                   Part III

================================================================================


ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning our directors and executive officers is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors-- Nominees" and "Management--Executive Officers" contained in our definitive Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement").

ITEM 11:   EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors--Director Compensation," "Management--Summary Compensation Table," "Mangament--Option Grants in Last Fiscal Year," and "Management--Option Exercises in Last Fiscal Year and Fiscal Year-End Options Values," and "Management--Employment Agreement" contained in our Proxy Statement.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Information Concerning Solicitation and Voting Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships is incorporated by reference to the section entitled "Certain Transactions" contained in our Proxy Statement.


                                    Part IV

ITEM  14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

       Refer to the financial statements filed as a part of this Report under "Item 8 - Financial Statements and Supplementary Data":

(2)  Financial Statement Schedules


     The following financial statement schedule is filed as a part of this Report under "Schedule II" immediately preceding the signature page:
     Schedule II -Valuation and Qualifying Accounts for the three fiscal years ended December 31, 1999. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

     No reports on Form 8-K were filed by the Registrant during year ended December 31, 1999.

(3)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

     (b)  Reports on Form 8-K

     (c)  Exhibits

Exhibit
Number                                     Description
------                                     -----------

**2.1 Agreement and Plan of Reorganization dated as of February 23, 2000 by and among PCTEL, Inc., Voyager Technologies, Inc., VT Acquisition Corp. and certain shareholders of Voyager Technologies, Inc.

 *3.1 Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

 *3.2  Form of Amended and Restated Certificate of Incorporation of the
         Registrant to be filed after the closing of the offering made under this Registration Statement (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

 *3.3 Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

 *4.1  Specimen common stock certificate (Incorporated by reference to Exhibit
         4.1 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

 *4.2 Warrant to purchase shares of Series C preferred stock of the Registrant issued to Pentech Financial Services, Inc. (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

 *4.3 Warrant to purchase shares of Series C preferred stock of the Registrant issued to PFF Bank and Trust, Inc. (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

 *4.4 Warrant to purchase shares of common stock of the Registrant issued to Edward Gibstein (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

 *4.5 Warrant to purchase shares of common stock of the Registrant issued to Irving Minnaker (Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

 *4.6 Warrant to purchase shares of common stock of the Registrant issued to Mitchell Segal (Incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

 *4.7 Warrant to purchase shares of common stock of the Registrant issued to State Street Securities, Inc.

         (Incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

*4.8    Amended and Restated Rights Agreement dated December 31, 1997
         (Incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

*4.9    Addendum to the Amended and Restated Rights Agreement by and between the
         Registrant and PFF Bank and Trust, Inc. dated February 1, 1999 (Incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

*4.10   Addendum to the Amended and Restated Rights Agreement by and between the
         Registrant and Pentech Financial Services, Inc. dated February 1, 1999 (Incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

*10.1   Form of Indemnification Agreement between PCTEL and each of its directors and officers (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

*10.2   1995 Stock Option Plan and form of agreements thereunder (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).


*10.3   1997 Stock Option Plan, as amended and restated, August 3, 1999, and form of agreements thereunder (Incorporated by reference to Exhibit
         10.3 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

*10.4   1998 director option plan and form of agreements thereunder
         (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

*10.5   1998 employee stock purchase plan and form of agreements thereunder
         (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

*10.6   Employment offer letter between Derek S. Obata and the Registrant dated
         March 31, 1998 (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

*10.7   Employment offer letter between William F. Roach and the Registrant dated July 19, 1999 (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

*10.8   Sublease between KLA-Tencor Corporation and the Registrant dated
         September 24, 1998 (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

*10.9   Commercial Security Agreement by and between the Registrant and PPF Bank and Trust and related documents (Incorporated by reference to Exhibit
         10.9 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

*10.10  Asset Purchase Agreement by and among PCTEL, Inc., PCTEL Global
         Technologies, Ltd. And General Datacomm, Inc. dated as of December 22, 1998 (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

*10.11  Escrow Agreement by and between the Registrant and General DataComm,
         Inc. dated December 22, 1998 (Incorporated by reference to Exhibit
         10.11 of the Company's Registration Statement on

         Form S-1, Registration Statement No. 333-94707).

  * 10.12  Bonus Pool Disbursement Agreement by and between the Registrant and
             General DataComm, Inc. dated December 22, 1998 (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

  * 10.13  Form of Acquisition Bonus Agreement by and between the Registrant and
             General DataComm, Inc. dated on December 22, 1998 (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

  * 10.14  Direct Sales Agreement by and between PCTEL Global Technologies, Ltd.
             and Kawasaki LSI U.S.A. dated December 4, 1998 (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

  * 10.15  Volume Purchase Agreement dated June 1, 1998 by and between Silicon
             Laboratories, Inc. and the Registrant (Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).

*** 10.16  Lease agreement dated September 17, 1999 between PCTEL, Inc. and Sun
             Microsystems, Inc. for an office building located at 1331 California Circle, Milpitas, CA 95035 (Incorporated by reference to
             Exhibit 10.16 of the Company's Form 10-Q for the quarter ended September 30, 1999).

  * 21.1  List of Subsidiaries of the Registrant.

    27.1   Financial Data Schedule for the year ended December 31, 1999.
    ------------

* Incorporated by reference herein to the Registration Statement of Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on August 6, 1999 and declared effective October 19, 1999.
** Incorporated by reference herein to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2000.
*** Incorporated by reference herein to the quarterly report on Form 10-Q for the period ended September 30, 1999.

                                  PCTEL, INC.
                                  -----------

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                 ---------------------------------------------

                                                   Balance at            Charged to         Charged
                                                   Beginning of          Costs and          against                    Balance at
            Description                               Year               Expenses           Revenues      Deductions   End of Year
            -----------                            ------------          ----------         --------      ----------   -----------
Year Ended December 31, 1997:
  Allowance for doubtful accounts..............    $      70             $    --            $    434           (196)    $    308
  Inventory reserves...........................    $   1,514             $    488           $    --        $    --      $  2,002
  Accrued royalties............................    $   2,531             $  3,974           $    --        $    --      $  6,505
Year Ended December 31, 1998:
  Allowance for doubtful accounts..............    $     308             $    --            $    465       $    (25)    $    748
  Inventory reserves...........................    $   2,002             $    330           $    --        $    --      $  2,332
  Accrued royalties............................    $   6,505             $  1,639           $    --        $ (3,000)(a) $  5,144
Year Ended December 31, 1999:
  Allowance for doubtful accounts..............    $     748             $    --            $  1,674       $   (209)    $  2,213
  Inventory reserves...........................    $   2,332             $  1,121           $    --        $ (1,832)    $  1,621
  Accrued royalties............................    $   5,144             $  3,861           $    --        $ (1,137)    $  7,868

-------------
(a) Represents a reversal of $3.0 million in accrued royalties in the fourth quarter of 1998, upon consummation of the acquisition of Communications Systems Division. The Company believes that in some instances they can obtain necessary licenses of third party technologies in exchange for grants of cross licenses of their patent portfolio rather than payment of license fees or royalties.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PCTEL, Inc.
                                    A Delaware Corporation
                                    (Registrant)



                                       /s/  Peter Chen
                                    ---------------------------
                                            Peter Chen
                                     Chairman of the Board and
                                      Chief Executive Officer


Dated:  March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                                Title                               Date
        ---------                                                -----                               ----
/s/    Peter Chen                                Chief Executive Officer and                  March 24, 2000
-----------------------------                    Chairman of the Board
(Peter Chen)                                     (Principal Executive Officer)

/s/   William F. Roach                           President and Chief                          March 24, 2000
-----------------------------                    Operating Officer
(William F. Roach)

/s/    Andrew D. Wahl                            Vice President, Finance and Chief            March 24, 2000
-----------------------------                    Financial Officer (Principal Financial
(Andrew D. Wahl)                                 and Accounting officer)

/s/    Richard C. Alberding                      Director                                     March 24, 2000
-----------------------------
(Richard C. Alberding)

/s/    Martin H. Singer                          Director                                     March 24, 2000
-----------------------------
(Martin H. Singer)

/s/    Wen C. Ko                                 Director                                     March 24, 2000
-----------------------------
(Wen C. Ko)

/s/    Giacomo Marini                            Director                                     March 24, 2000
-----------------------------
(Giacomo Marini)

/s/    Mike Min-Chu Chen                         Director                                     March 24, 2000
-----------------------------
(Mike Min-Chu Chen)