Form 10-Q
period 2000-03-31
PC TEL INC
filed 2000-05-15
CIK 1057083

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from          to

                       Commission File Number 000-27115

                                  PCTEL, Inc.
          (Exact Name of Business Issuer as Specified in Its Charter)

                  Delaware                                       77-0364943
        (State or Other Jurisdiction                          (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)

                  1331 California Circle, Milpitas, CA 95035
              (Address of Principal Executive Office) (Zip Code)

                                (408) 965-2100
             (Registrant's Telephone Number, Including Area Code)

                               ----------------

   Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of April 30, 2000, there were 18,040,791 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  PCTEL, INC.

                                   FORM 10-Q
                      For the Quarter Ended March 31, 2000

                                                                          Page
                                                                          ----
                      PART I. FINANCIAL INFORMATION

 ITEM 1 FINANCIAL STATEMENTS............................................    3

        Consolidated Condensed Balance Sheets
        as of March 31, 2000 (unaudited) and December 31, 1999..........    3

        Consolidated Condensed Statements of Income (unaudited)
        for the three months ended March 31, 2000 and 1999..............    4

        Consolidated Condensed Statements of Cash Flows (unaudited)
        for the three months ended March 31, 2000 and 1999..............    5

        Notes to the Consolidated Condensed Financial Statements
        (unaudited).....................................................    6

 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...........................................   14

 ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......   28

                        PART II. OTHER INFORMATION

 ITEM 1 LEGAL PROCEEDINGS...............................................   29

 ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS.......................   29

 ITEM 3 DEFAULTS UPON SENIOR SECURITIES.................................   29

 ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   29

 ITEM 5 OTHER INFORMATION...............................................   29

 ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K................................   29

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  PCTEL, Inc.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (in thousands, except share information)

                                                         March 31,  December 31,
                                                           2000         1999
                                                        ----------- ------------
                                                        (unaudited)
                        ASSETS
                        ------
CURRENT ASSETS:
  Cash and cash equivalents............................  $ 48,498     $ 44,705
  Short-term investments...............................    47,926       53,585
  Accounts receivable, net of allowance for doubtful
   accounts of $2,503 and $2,213, respectively.........    11,213        6,555
  Inventories, net.....................................     5,781        5,741
  Prepaid expenses and other assets....................     2,282        2,422
  Deferred tax asset...................................     3,455        3,211
                                                         --------     --------
    Total current assets...............................   119,155      116,219
PROPERTY AND EQUIPMENT, net............................     3,949        3,099
GOODWILL AND OTHER INTANGIBLE ASSETS, net..............    21,928        8,649
DEFERRED TAX ASSET.....................................     2,365        2,365
OTHER ASSETS...........................................       271          273
                                                         --------     --------
    TOTAL ASSETS.......................................  $147,668     $130,605
                                                         ========     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
  Accounts payable.....................................  $  5,158     $  7,140
  Accrued royalties....................................     8,288        7,868
  Income taxes payable.................................     3,730        3,290
  Accrued liabilities..................................     9,629        8,029
                                                         --------     --------
    Total current liabilities..........................    26,805       26,327
                                                         --------     --------
STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 50,000,000
   shares authorized; 17,072,271 and 16,560,335 shares
   issued and outstanding at March 31, 2000 and
   December 31, 1999, respectively.....................        17           17
  Additional paid-in capital...........................   113,727       99,334
  Deferred compensation................................    (4,247)      (4,856)
  Retained earnings....................................    11,577        9,849
  Accumulated other comprehensive loss.................      (211)         (66)
                                                         --------     --------
    Total stockholders' equity.........................   120,863      104,278
                                                         --------     --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $147,668     $130,605
                                                         ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (in thousands, except per share information)

                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                  (unaudited)
REVENUES....................................................... $24,121 $15,156
COST OF REVENUES...............................................  12,768   7,926
                                                                ------- -------
GROSS PROFIT...................................................  11,353   7,230
                                                                ------- -------
OPERATING EXPENSES:
  Research and development.....................................   3,408   2,043
  Sales and marketing..........................................   2,995   2,298
  General and administrative...................................   1,765     815
  Acquired in-process research and development.................   1,600     --
  Amortization of goodwill.....................................     234     --
  Amortization of deferred compensation (See Note 5)...........     349      16
                                                                ------- -------
    Total operating expenses...................................  10,351   5,172
                                                                ------- -------
INCOME FROM OPERATIONS.........................................   1,002   2,058
OTHER INCOME (EXPENSE), NET:
  Interest income (expense)....................................   1,381    (337)
                                                                ------- -------
INCOME BEFORE PROVISION FOR INCOME TAXES.......................   2,383   1,721
PROVISION FOR INCOME TAXES.....................................     655     516
                                                                ------- -------
NET INCOME..................................................... $ 1,728 $ 1,205
                                                                ======= =======
Basic earnings per share....................................... $  0.10 $  0.49
Shares used in computing basic earnings per share..............  16,805   2,448
Diluted earnings per share..................................... $  0.09 $  0.10
Shares used in computing diluted earnings per share............  20,288  12,604


  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, Inc.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Three Months
                                                                  Ended
                                                                March 31,
                                                             ----------------
                                                              2000     1999
                                                             -------  -------
                                                               (unaudited)
Cash Flows from Operating Activities:
Net income.................................................. $ 1,728  $ 1,205
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Acquired in-process research and development..............   1,600      --
  Depreciation and amortization.............................   1,096      683
  Provision for allowance for doubtful accounts.............     190      364
  Provision for excess and obsolete inventories.............     131      163
  Increase in deferred tax asset............................     --      (235)
  Amortization of deferred compensation.....................     349       16
Changes in operating assets and liabilities, net of
 acquisitions:
  (Increase) in accounts receivable.........................  (4,273)  (2,766)
  (Increase) in inventories.................................    (171)  (2,429)
  (Increase) decrease in prepaid expenses and other assets..     148      (64)
  Increase (decrease) in accounts payable...................  (1,984)      96
  Increase in accrued royalties.............................     421      --
  Increase in income taxes payable..........................     440      --
  Increase in accrued liabilities...........................     877    2,427
                                                             -------  -------
Net Cash Provided by (Used in) Operating Activities.........     552     (540)
                                                             -------  -------
Cash Flows from Investing Activities:
Capital expenditures for property and equipment.............  (1,126)    (300)
Purchase of Voyager Technologies, net of cash acquired......  (1,493)     --
Sale (purchase) of available-for-sale investments...........   5,514   (3,234)
                                                             -------  -------
Net Cash Provided by (Used in) Investing Activities.........   2,895   (3,534)
                                                             -------  -------
Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock...................     --         1
Proceeds from issuance of common stock......................     540      --
Cost incurred related to initial public offering............     (66)     --
Cost incurred related to secondary public offering..........    (128)     --
Principal payments on notes payable.........................     --      (421)
                                                             -------  -------
Net Cash Provided by (Used in) Financing Activities.........     346     (420)
                                                             -------  -------
Net increase in cash and cash equivalents...................   3,793   (4,494)
Cash and cash equivalents, beginning of period..............  44,705   12,988
                                                             -------  -------
Cash and cash equivalents, end of period.................... $48,498  $ 8,494
                                                             =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED: MARCH 31, 2000
 (Information for the three months ended March 31, 2000 and 1999 is unaudited)

1. BASIS OF PRESENTATION

   The condensed financial statements included herein have been prepared by PCTEL, Inc. (the "Company" or "PCTEL"), pursuant to the laws and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information not misleading. The condensed balance sheet as of December 31, 1999 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, included in PCTEL's Registration Statement on Form S-1 and annual report on Form 10-K filed with the Securities and Exchange Commission.

   The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

 Consolidation and Foreign Currency Translation

   PCTEL uses the United States dollar for all its financial statements, even for our subsidiaries in foreign countries. All gains and losses resulting from transactions originally in foreign currencies and then translated into US dollars are included in net income. As of March 31, 2000, PCTEL had subsidiaries in the Cayman Islands and Japan. These consolidated financial statements include the accounts of PCTEL and our subsidiaries after eliminating intercompany accounts and transactions.

                                  PCTEL, INC.

 Cash Equivalents and Short-Term Investments

   We divide our financial instruments into two different classifications:

 Cash equivalents:                  are debt instruments that mature within
                                    three months after we purchase them.

 Short-term investments:            are marketable debt instruments that
                                    generally mature between three months and
                                    two years from the date we purchase them.
                                    All of our short-term investments are
                                    classified as current assets and available-
                                    for-sale because they are marketable and we
                                    have the option to sell them before they
                                    mature.

                                    As of March 31, 2000, short-term
                                    investments consisted of high-grade
                                    corporate securities with maturity dates of approximately five months to two years.

                                    These investments are recorded at market price and any unrealized holding gains and losses (based on the difference between market price and book value) are reflected as other comprehensive income/loss in the stockholders' equity section of the balance sheet. We recorded a $211,000 unrealized holding loss as of March 31, 2000. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income and have not been significant to date.
                                    Interest and dividends of all securities are included in interest income.

 Inventories

   Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of March 31, 2000 and December 31, 1999 were composed of finished goods only. Based on our current estimated requirements, it was determined that there was excess inventory and those excess amounts were fully reserved as of March 31, 2000 and December 31, 1999. Due to competitive pressures and technological innovation, it is possible that these estimates could change in the near term.

 Revenue Recognition

   Revenues consist primarily of sales of products to original equipment manufacturers ("OEMs") and distributors. Revenues from sales to OEMs are recognized upon shipment. We provide for estimated sales returns and allowances related to sales to OEMs at the time of shipment. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to the end user.

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

                                  PCTEL, INC.

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

   The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earning per share for the three months ended March 31, 2000 and 1999, respectively (in thousands, except per share data):

                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                             2000      1999
                                                           --------- ---------
                                                               (unaudited)
   Net income............................................. $   1,728 $   1,205
                                                           ========= =========
   Basic earnings per share:
     Weighted average common shares outstanding...........    16,805     2,448
                                                           --------- ---------
   Basic earnings per share............................... $    0.10 $    0.49
                                                           ========= =========
   Diluted earnings per share:
     Weighted average common shares outstanding...........    16,805     2,448
     Weighted average common stock option grants and
      outstanding warrants................................     3,483     1,645
     Weighted average preferred stock outstanding.........       --      8,511
                                                           --------- ---------
     Weighted average common shares and common stock
      equivalents outstanding.............................    20,288    12,604
                                                           --------- ---------
   Diluted earnings per share............................. $    0.09 $    0.10
                                                           ========= =========

Industry Segment, Customer and Geographic Information

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

   Our sales to customers outside of the United States, as a percent of total revenues, are as follows:

                                                           Three Months Ended
                                                                March 31,
                                                           ---------------------
                                                             2000        1999
                                                           ---------   ---------
                                                               (Unaudited)
   Taiwan.................................................        54%         28%
   China (Hong Kong)......................................        44%         36%
   Singapore..............................................        --           3%
   Rest of Asia...........................................         2%         32%
                                                           ---------   ---------
                                                                 100%         99%
                                                           =========   =========

                                  PCTEL, INC.

   Sales to our major customers representing greater than 10% of total revenues are as follows:

                                                         Three Months Ended
                                                              March 31,
                                                         ---------------------
   Customer                                                2000        1999
   --------                                              ---------   ---------
                                                             (Unaudited)
   A....................................................        16%          5%
   B....................................................        17%         14%
   C....................................................        --          20%
   D....................................................        40%         31%

   Our customers are concentrated in the personal computer industry and modem board manufacturer industry segment and in certain geographic locations. We actively market and sell products in Asia. We perform ongoing evaluations of our customers' financial condition and generally require no collateral. As of March 31, 2000, approximately 73% of gross accounts receivable were concentrated with three customers. As of March 31, 1999, approximately 59% of gross accounts receivable were concentrated with three customers.

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

3. ACQUISITIONS

 Voyager Technologies, Inc.

   On February 24, 2000, we completed the acquisition of Voyager Technologies, Inc., ("Voyager"), a provider of personal connectivity and internet access technology. Under the terms of the Agreement and Plan of Reorganization (the "Merger Agreement"), the former shareholders of Voyager received 267,687 shares of PCTEL common stock and $2,065,331 of cash in exchange for all shares of Voyager common stock. In addition,

                                  PCTEL, INC.

645,157 vested and unvested options to purchase shares of Voyager common stock were converted into options to purchase PCTEL common stock at the exchange ratio of 0.07604.

   The acquisition was structured as a tax-free reorganization and is being accounted for under the purchase method of accounting. Under this method, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price. In this circumstance, the difference was $15.6 million. We attributed $1.6 million of the excess purchase price to in-process research and development, which we expensed immediately and the balance of $14.0 million was attributed to intellectual property ($0.5 million), workforce ($0.3 million) and goodwill ($13.2 million). We have classified this balance of $15.6 million as goodwill and other intangible assets, net in the accompanying consolidated balance sheets and are amortizing it over useful lives of five years on a weighted average basis. We have included the results of Voyager from the date of acquisition to March 31, 2000 in the consolidated statement of operations.

   Upon completion of the Voyager acquisition, we immediately expensed $1.6 million representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The $1.6 million expensed as in-process research and development represented 10% of the purchase price and was attributed and supported by a discounted cash flow analysis that identified revenue and costs on a project by project basis. The value assigned to purchased in-process technology, based on a percentage of completion discounted cash flow method, was determined by identifying research projects in areas for which technological feasibility has not been established. The following in-process projects existed at Voyager as of the acquisition date: Bluetooth, HomeRF, Direct Sequence Cordless, Bluetooth/HomeRF Combo, Bluetooth/HomeRF/Direct Sequence, Wireless Gas Tank Sensor, Wireless GPS and Wireless Industrial Garage Door Opener projects.

   The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a risk adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The risk-adjusted discount rate applied to the projects' cash flows was 15% for existing technology and 20% for the in-process technology. Based upon assessment of each in-process project's development stage, including relative difficulty of remaining development milestones, it was determined that application of a 20% discount rate was appropriate for all acquired in-process projects. The valuation includes cash inflows from in-process technology through 2005 with revenues commencing in 2000 and increasing significantly in 2001 before declining in 2005. The projected total revenue of Voyager was broken down to revenue attributable to the in-process technologies, existing technologies, core technology and future technology. The revenue attributable to core technology was determined based on the extent to which the in-process technologies rely on the already developed intellectual property. The Bluetooth and HomeRF projects were approximately 25% complete at the time of the valuation and the expected timeframe for achieving these product releases was assumed to be in the second half of 2000. The Direct Sequence Cordless project was approximately 65% complete at the time of the valuation and the expected time frame for achieving this product release was assumed to be in the second half of 2000. The Bluetooth/HomeRF Combo and Bluetooth/HomeRF/Direct Sequence projects were approximately 10% complete at the time of the valuation and the expected timeframe for achieving these product releases was assumed to be in the second half of 2000 and the first half of 2000, respectively. The Wireless Gas Tank Sensor and the Wireless Industrial Garage Door Opener projects were approximately 70% complete at the time of the valuation and the expected time frame for achieving these product releases was assumed to be 2001. The Wireless GPS was approximately 50% complete at the time of the valuation and the expected time frame for achieving this product release was assumed to be in the second half of 2000. The percentage complete calculations for all projects were estimated based on research and development expenses incurred to date and management estimates of remaining development costs. Significant remaining development efforts must be completed in the next 6 to 18 months in order for Voyager's projects to become implemented in a commercially viable timeframe. Management's cash flow and other assumptions utilized at the time of acquisition do not materially differ from historical pricing/licensing, margin, and expense levels of the Voyager group prior to acquisition.

                                  PCTEL, INC.

   Approximately $0.5 million, 3% of the purchase price, was attributed to core wireless technology and royalty revenue associated with the Wireless Water Meter Reading Device project.

   If these projects are not successfully developed, our future revenue and profitability may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

   The unaudited pro forma financial information for the three months ended March 31, 2000 and 1999 is presented below (in thousands except per share data) as if Voyager had been acquired on January 1. Pro forma net income excludes the write-off of acquired in-process research and development of $1.6 million.

                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Revenues.................................................... $24,292 $15,455
   Net income.................................................. $ 3,333 $ 1,324
   Diluted net income per share................................ $  0.16 $  0.11

4. CONTINGENCIES

   As of March 31, 2000 and December 31, 1999, we accrued royalties of approximately $8.3 million and $7.9 million, respectively. We entered into royalty agreements in fiscal 1999 and 1998 and continue to negotiate royalty agreements with several other third parties. Accordingly, we have accrued our best estimate of the amount of royalties payable based on royalty agreements already signed or in negotiation, as well as advice from patent counsel. Should the final agreements result in royalty rates significantly different from these assumptions, our business, operating results and financial condition could be materially and adversely affected.

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

                                  PCTEL, INC.

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

5. AMORTIZATION OF DEFERRED COMPENSATION

   For the quarters ended March 31, 2000 and 1999, amortization of deferred compensation (in thousands) relates to the following functional categories:

                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              2000      1999
                                                            --------- ---------
   Research and development................................ $      79 $      --
   Sales and marketing..................................... $      79 $      16
   General and administrative.............................. $     188 $      --
   Operations.............................................. $       3 $      --

                                  PCTEL, INC.

6. SUBSEQUENT EVENTS

   On April 11, 2000, the Company effected its secondary public offering of common stock. A total of 1,062,500 shares were sold by the Company at a price of $46.50 per share (including the exercise of the underwriters' over-allotment option of 412,500 shares). A total of 2,100,000 shares were sold by the selling stockholders at a price of $46.50 per share. The offering resulted in net proceeds to the Company of approximately $46.1 million, net of an underwriting discount of $2.5 million and estimated offering expenses of $0.8 million. The offering resulted in net proceeds to the selling stockholders of approximately $92.8 million, net of an underwriting discount of $4.9 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in PCTEL's Prospectus filed with the Securities and Exchange Commission on April 11, 2000. Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC.

Overview

   We provide cost-effective software-based communications solutions that address high speed internet connectivity requirements for existing and emerging technologies. Our communications products enable internet access through PCs and alternative internet access devices. From our inception in February 1994 through the end of 1995, we were a development stage company primarily engaged in product development, product testing and the establishment of strategic relationships with customers and suppliers. From December 31, 1995 to March 31, 2000, our total headcount increased from 18 to
165. We first recognized revenue on product sales in the fourth quarter of 1995, and became profitable in 1996, our first full year of product shipments. Revenues increased from $16.6 million in 1996 to $24.0 million in 1997, $33.0 million in 1998 and $76.3 million in 1999. Revenues for the three months ended March 31, 2000 were $24.1 million.

   We sell soft modems to manufacturers and distributors principally in Asia through our sales personnel, independent sales representatives and distributors. Our sales to manufacturers and distributors in Asia were 99%, 76% and 77% of our total sales for the years ended 1999, 1998 and 1997, respectively, and 100% and 99% for the three months ended March 31, 2000 and 1999, respectively. The predominance of our sales is in Asia because our customers are primarily motherboard and modem manufacturers, and the majority of these manufacturers are located in Asia. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards that they purchase from the board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Industry statistics indicate that approximately two-thirds of modems manufactured in Asia are sold in North America.

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

Results of Operations

Three months ended March 31, 2000 and 1999
   (All amounts in tables, other than percentages, are in thousands)

 Revenues

                                           Three Months Ended Three Months Ended
                                             March 31, 2000     March 31, 1999
                                           ------------------ ------------------
   Revenues...............................      $24,121            $15,156
   % change from prior period.............         59.2%               N/A

   Our revenues primarily consist of product sales of soft modems to board manufacturers and distributors in Asia. Revenues increased $9.0 million for the three months ended March 31, 2000 compared to the same period in 1999. The revenue increase was attributable to unit growth following the implementation of a new sales channel partners program and to the general acceptance of our products in the sub-$1,000 PC marketplace. The increase in sales volume was partly offset by downward pressure on average selling prices and sales discounts to customers. Our average selling prices decreased 34% from March 31, 1999 to March 31, 2000, mainly due to the elimination of one out of three chips in the hardware component of the MicroModem product. We believe that this 33% hardware reduction combined with the downward pricing pressure commonly seen in the industry resulted in the decreases in the average selling price of our MicroModem product. However, we believe this decrease has generated the increase in our market share.

 Gross Profit

                                           Three Months Ended Three Months Ended
                                             March 31, 2000     March 31, 1999
                                           ------------------ ------------------
   Gross profit...........................      $11,353             $7,230
   Percentage of revenues.................         47.1%              47.7%
   % change from prior period.............         57.0%               N/A

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

   Gross profit increased $4.1 million for the three months ended March 31, 2000 compared to the same period last year due to increased sales volume. The increase in gross profit was the direct result of increased revenues, inventory cost reduction and economies of scale. Gross profit as a percentage of revenue decreased from 47.7% for the three months ended March 31, 1999 to 47.1% for the three months ended March 31, 2000 because average selling prices decreased faster than the rate of cost reduction, which adversely impacted our profit margins.

 Research and Development

                                           Three Months Ended Three Months Ended
                                             March 31, 2000     March 31, 1999
                                           ------------------ ------------------
   Research and development...............       $3,408             $2,043
   Percentage of revenues.................         14.1%              13.5%
   % change from prior period.............         66.8%               N/A

   Research and development expenses include compensation costs for software and hardware development, prototyping, certification and pre-production costs. We expense all research and development costs as incurred.

   Research and development expenses increased $1.4 million for the three months ended March 31, 2000 compared to the same period in 1999 due to the addition of personnel to develop new products related to the G.Lite, Audio Modem Riser card and HIDRA projects as well as engineering work related to
v.90 and wireless modems. Research and development headcount increased from 50 to 69 from March 31, 1999 to March 31, 2000. HIDRA is one of our product names and is also an acronym for High Density Remote Access. As a percentage of revenues, research and development increased for the three months ended March 31, 2000 due to the increase in engineering staff. Approximately 62% of all research and development expenses are payroll related. We expect that our research and development expenses will increase because we intend to hire additional personnel and continue to develop new products.

 Sales and Marketing

                                           Three Months Ended Three Months Ended
                                             March 31, 2000     March 31, 1999
                                           ------------------ ------------------
   Sales and marketing....................       $2,995             $2,298
   Percentage of revenues.................         12.4%              15.2%
   % change from prior period.............         30.4%               N/A

   Sales and marketing expenses consist primarily of personnel costs, sales commissions and marketing costs. Sales commissions payable to our distributors are recognized when our products are "sold through" from the distributors to end users so that the commission expense is matched with related revenues. Marketing costs include promotional goods, trade shows, press tours and advertisements in trade magazines.

   Sales and marketing expenses increased $697,000 but decreased as a percentage of total net revenue for the three months ended March 31, 2000 compared to the same period in 1999. The increase reflects the addition of sales and marketing personnel to develop new accounts, support customers, and to drive new product development and product launches. We also expanded our sales regions geographically to include Japan and Korea in 1999. Sales and marketing headcount increased from 39 to 58 from March 31, 1999 to 2000. The production of collateral sales materials, travel costs, trade shows, sales programs and press tours also resulted in the increase of the sales and marketing expenses. In addition, we implemented a new sales forecasting and tracking system in the third quarter of 1999 in order to manage the increased sales volume more efficiently.

 General and Administrative

                                           Three Months Ended Three Months Ended
                                             March 31, 2000     March 31, 1999
                                           ------------------ ------------------
   General and administrative.............       $1,765              $815
   Percentage of revenues.................          7.3%              5.4%
   % change from prior period.............        116.6%              N/A

   General and administrative expenses include costs associated with our general management and finance functions as well as professional service charges, such as legal, tax and accounting fees. Other general expenses include rent, insurance, utilities, travel and other operating expenses to the extent not otherwise allocated to other functions.


   General and administrative expenses increased $950,000 for the three months ended March 31, 2000 compared to the same period in 1999. The increase was primarily due to increases in legal expenses and personnel costs. This increase reflected additional legal costs related to an increased number of contract negotiations, patent submissions, additional tax planning, as well as litigation expenses related to the ESS lawsuit. We also incurred additional expenses related to an increase in personnel. General and administrative headcount increased from 16 to 38 from March 31, 1999 to March 31, 2000.

 Acquired In-Process Research and Development

                                        Three Months Ended Three Months Ended
                                          March 31, 2000     March 31, 1999
                                        ------------------ ------------------
   Acquired in-process research and
    development........................       $1,600             $ --
   Percentage of Revenues..............          6.6%              N/A

   On February 24, 2000, we completed the acquisition of Voyager Technologies, Inc., ("Voyager"), a provider of personal connectivity and internet access technology. Under the terms of the Agreement and Plan of Reorganization (the "Merger Agreement"), the former shareholders of Voyager received 267,687 shares of PCTEL common stock and $2,065,331 of cash in exchange for all shares of Voyager common stock. In addition, 645,157 vested and unvested options to purchase shares of Voyager common stock were converted into options to purchase PCTEL common stock at the exchange ratio of 0.07604.

   The acquisition was structured as a tax-free reorganization and is being accounted for under the purchase method of accounting. Under this method, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price. In this circumstance, that amount was $15.6 million. We attributed $1.6 million of the excess purchase price to in-process research and development, which we expensed immediately and the balance of $14.0 was attributed to intellectual property ($0.5 million), workforce ($0.3 million) and goodwill ($13.2 million). We have classified this balance of $15.6 million as goodwill and other intangible assets, net in the accompanying consolidated balance sheets and are amortizing it over useful lives of five years on a weighted average basis. We have included the results of Voyager from the date of acquisition to March 31, 2000 in the consolidated statement of operations.

   Upon completion of the Voyager acquisition, we immediately expensed $1.6 million representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The $1.6 million expensed as in-process research and development represented 10% of the purchase price and was attributed and supported by a discounted probable cash flow analysis that identified revenue and costs on a project by project basis. The value assigned to purchased in-process technology, based on a percentage of completion discounted cash flow method, was determined by identifying research projects in areas for which technological feasibility has not been established. The following in-process projects existed at Voyager as of the acquisition date: Bluetooth, HomeRF, Direct Sequence Cordless, Bluetooth/HomeRF Combo, Bluetooth/HomeRF/Direct Sequence, Wireless Gas Tank Sensor, Wireless GPS and Wireless Industrial Garage Door Opener projects.

   The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a risk adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The risk-adjusted discount rate applied to the projects' cash flows was 15% for existing technology and 20% for the in-process technology. Based upon assessment of each in-process project's development stage, including relative difficulty of remaining development milestones, it was determined that application of a 20% discount rate was appropriate for all acquired in-process projects. The valuation includes cash inflows from in-process technology through 2005 with revenues commencing in 2000 and increasing significantly in 2001 before declining in 2005. The projected total revenue of Voyager was broken down to revenue attributable to the in-process technologies, existing technologies, core technology and future technology. The revenue attributable to core technology was determined based on the extent to which the in-process technologies rely on the already developed intellectual property. The Bluetooth and HomeRF projects were approximately 25% complete at the time of the valuation and the expected timeframe for achieving these product releases was assumed to be in the second half of 2000. The Direct Sequence Cordless project was approximately 65% complete at the time of the valuation and the expected time frame for achieving this product release was assumed to be in the second half of 2000. The Bluetooth/HomeRF Combo and Bluetooth/HomeRF/Direct Sequence projects were approximately 10% complete at the time of the valuation and the expected timeframe for achieving these product releases was assumed to be in the second half of 2000 and the first half of 2000, respectively. The Wireless Gas Tank Sensor and the Wireless Industrial Garage Door Opener projects were approximately 70% complete at the time of the valuation and the expected time frame for achieving these product releases was assumed to be 2001. The Wireless GPS was approximately 50% complete at the time of the valuation and the expected time frame for achieving this product release was assumed to be in the second half of 2000. The percentage complete calculations for all projects were estimated based on research and development expenses incurred to date and management estimates of remaining development costs. Significant remaining development efforts must be completed in the next 6 to 18 months in order for Voyager's projects to become implemented in a commercially viable timeframe. Management's cash flow and other assumptions utilized at the time of acquisition do not materially differ from historical pricing/licensing, margin, and expense levels of the Voyager group prior to acquisition.

   Approximately $0.5 million, 3% of the purchase price, was attributed to core wireless technology and royalty revenue associated with the Wireless Water Meter Reading Device project.

   If these projects are not successfully developed, our future revenue and profitability may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

 Amortization of Deferred Compensation

                                        Three Months Ended Three Months Ended
                                          March 31, 2000     March 31, 1999
                                        ------------------ ------------------
   Amortization of deferred
    compensation.......................        $349               $16
   Percentage of revenues..............         1.4%              0.1%

   In connection with the grant of stock options to employees, we have recorded deferred compensation representing the difference between the exercise price and deemed fair market value of our common stock on the date these stock options were issued.

   The amortization of deferred compensation increased $333,000 for the three months ended March 31, 2000 compared to the same period in 1999 primarily due to a higher deemed fair market value of our stock and additional stock options granted to new employees. We expect that the amortization of deferred compensation to remain at approximately $340,000 per quarter through the third quarter of 2003, based on option grant activity through March 31, 2000.

 Other Income (Expense), Net

                                           Three Months Ended Three Months Ended
                                             March 31, 2000     March 31, 1999
                                           ------------------ ------------------
   Other income (expense), net............       $1,381             $(337)
   Percentage of revenues.................          5.7%             (2.2)%
   % change from prior period.............          N/A               N/A

   Other income, net, consists of interest income, net of interest expense. Interest income is expected to fluctuate over time. Other income, net, increased $1.7 million for the three months ended March 31, 2000 compared to the same period in 1999 primarily due to interest expense incurred in 1999 related to the loan that we used to acquire Communications Systems Division as well as interest earned on higher average cash balances.

 Provision for Income Taxes

                                           Three Months Ended Three Months Ended
                                             March 31, 2000     March 31, 1999
                                           ------------------ ------------------
   Provision for income taxes.............        $655               $516
   Effective tax rate.....................        27.5%              30.0%

   Provision for income taxes increased for the three months ended March 31, 2000 over the same period in 1999 due to higher taxable income, while the effective tax rate decreased from 30% to 27.5%.

   We have $5.8 million in deferred tax assets as of March 31, 2000. We believe that our effective tax rate will be below the statutory tax rate at 35% due to international sales and profits through our wholly owned subsidiaries, which are taxed at rates below the statutory tax rate in the U.S.


Liquidity and Capital Resources

                                          Three Months Ended Three Months Ended
                                            March 31, 2000     March 31, 1999
                                          ------------------ ------------------
   Net cash provided by (used in)
    operating activities................       $   552            $  (540)
   Net cash provided by (used in)
    investing activities................         2,895             (3,534)
   Net cash provided by (used in)
    financing activities................           346               (420)
   Cash, cash equivalents and short-term
    investments at the end of period....        96,424              8,494
   Working capital at the end of
    period..............................        92,350             17,330

   The increase in net cash provided by operating activities for the three months ended March 31, 2000 compared to same period in 1999 was primarily due to better collection in accounts receivable due to the use of letters of credit and higher net income. Net cash provided by investing activities for the three months ended March 31, 2000 consists of proceeds from maturity of short-term investments, partially offset by the acquisition of Voyager Technologies and purchases of property and equipment. Net cash provided by financing activities for the three months ended March 31, 2000 consisted of proceeds from issuance of common stock associated with stock option exercises and purchase of shares through the employee stock purchase plan.

   As of March 31, 2000, we had $96.4 million in cash, cash equivalents and short-term investments and working capital of $92.3 million.

   We believe that the our existing sources of liquidity, will be sufficient to meet our working capital and anticipated capital expenditure requirements for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes, and may seek, even before that time, to raise additional funds through public or private equity or debt financing or from other sources. Additional financing may not be available at all, and if it is available, the financing may not be obtainable on terms acceptable to us or that are not dilutive to our stockholders.

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

   Our sales are concentrated among a limited number of customers. If we were to lose one or more of these customers, or if one or more of these customers were to delay or reduce purchases of our products, our sales revenues may decrease. For the three months ended March 31, 2000, approximately 73% of our revenues were generated by three of our customers with one customer representing 40% of revenues. These customers may in the future decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, because:

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

   Our sales to customers located in Asia accounted for 100% of our total revenues for the three months ended March 31, 2000. The predominance of our sales are in Asia, mostly in Taiwan and China, because our customers are primarily motherboard or modem manufacturers that are located there. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards, the main printed circuit board containing the central processing unit of a computer system, that they purchase from board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Due to the industry-wide concentration of modem manufacturers in Asia, we believe that a high percentage of our future sales will continue to be concentrated with Asian customers. As a result, our future operating results could be uniquely affected by a variety of factors outside of our control, including:

  .  political and economic instability,

  . changes in tariffs, quotas, import restrictions and other trade barriers which may make our products more expensive compared to our competitors' products,

  . delays in collecting accounts receivable, which we have experienced from time to time, and

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

   Product sales in the connectivity industry have been characterized by continuing erosion of average selling prices. Price erosion experienced by any company can cause revenues and gross margins to decline. The average selling price of our products has decreased by approximately 56% from October 1995 to March 31, 2000. We expect this trend to continue.

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

We must accurately forecast our customer demand for our products. If there is an unexpected fluctuation in demand for our products, we may incur excessive operating costs or lose product revenues.

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

   We have received, and may receive in the future, communications from third parties asserting that our products infringe on their intellectual property rights, that our patents are unenforceable or that we have inappropriately licensed our intellectual property to third parties. These claims could affect our relationships with existing customers and may prevent potential future customers from purchasing our products or licensing our technology. Because we depend upon a limited number of products, any claims of this kind, whether they are with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. In the event that we do not prevail in litigation, we could be prevented from selling our products or be required to enter into royalty or licensing agreements on terms which may not be acceptable to us. We could also be prevented from selling our products or be required to pay substantial monetary damages. Should we cross license our intellectual property in order to obtain licenses, we may no longer be able to offer a unique product. Other than the ESS Technology lawsuit described elsewhere in the financial footnotes, no material lawsuits relating to intellectual property are currently filed against us.

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

   We intend to hire a significant number of additional engineering, sales, support, marketing and finance personnel in the future. Competition for personnel, especially engineers and marketing and sales personnel in Silicon Valley, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of March 31, 2000, we employed a total of 69 people in our engineering department, over half of whom have advanced degrees. In the past we have experienced difficulty in recruiting qualified engineering personnel, especially developers, on a timely basis. If we are not able to hire at the levels that we plan, our ability to continue to develop products and technologies responsive to our markets will be impaired.

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

   Our ability to successfully sell our products and implement our business plan in rapidly evolving markets requires an effective management planning process. Future expansion efforts could be expensive and put a strain on our management by significantly increasing the scope of their responsibilities and resources by increasing the number of people using them. We have increased, and plan to continue to increase, the scope of our operations at a rapid rate. Our headcount has grown and will continue to grow substantially. Our headcount increased from 95 at December 31, 1998 to 165 at March 31, 2000. In addition, we expect to continue to hire a significant number of new employees. To effectively manage our growth, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

We rely on independent companies to manufacture, assemble and test our products. If these companies do not meet their commitments to us, our ability to sell products to our customers would be impaired.

   We do not have our own manufacturing, assembling or testing operations. Instead, we rely on independent companies to manufacture, assemble and test the semiconductor chips, which are integral components of our products. Most of these companies are located outside of the United States. There are many risks associated with our relationships with these independent companies, including reduced control over:

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                  PCTEL, Inc.

                          PART II. OTHER INFORMATION

                  For the Three Months Ended: March 31, 2000

ITEM 1 LEGAL PROCEEDINGS:

   See Note 4 of Notes to the Consolidated Condensed Financial Statements.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS:

   The effective date of PCTEL's registration statement on Form S-1 under the Securities and Exchange Act of 1933 (No. 333-32570) was April 11, 2000, relating to our secondary public offering of our common stock. A total of 3,162,500 shares of our common stock were sold at a price of $46.50 per share to an underwriting syndicate led by Banc of America Securities LLC, Warburg Dillon Read LLC, PaineWebber Incorporated, Needham & Company, Inc and WR Hambrecht + Co. PCTEL received aggregate gross proceeds of $49.4 million in connection with its secondary public offering of 1,062,500 shares. The selling stockholders of PCTEL received aggregate gross proceeds of $97.7 million from the 2,100,000 shares sold. Of such amounts, approximately $7.4 million was paid to the underwriters in connection with underwriting discounts, and approximately $0.8 million was paid by PCTEL in connection with offering expenses, including legal, accounting, printing, filing and other fees. None of the offering proceeds have been used for the construction of plant, buildings, or facilities or other purchase or installation of machinery or equipment or for purchases of real estate or the acquisition of other business. PCTEL is currently investing the net offering proceeds for future use as additional working capital. Such remaining net proceeds may be used for general corporate purposes, including working capital, and for potential investments in and acquisitions of complementary products, technologies or businesses.

   None of the proceeds from the initial public offering have been used for the construction of plant, buildings, or facilities or other purchase or installation of machinery or equipment or for purchases of real estate or the acquisition of other business. $15.5 million of the proceeds were used to repay bank debt. PCTEL is currently investing the net offering proceeds for future use as additional working capital. Such remaining net proceeds may be used for general corporate purposes, including working capital, and for potential investments in and acquisitions of complementary products, technologies or businesses.

   During the first quarter of 2000, 229,879 shares of stock options were exercised by employees and 14,370 shares were purchased through employee stock purchase plan.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES: None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: Non-Applicable.

ITEM 5 OTHER INFORMATION: None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:

   (a) Exhibits

     27.1 Financial Data Schedule

   (b) Form 8-K was filed by the Registrant during the three months ended March 31, 2000 in relation to the acquisition of Voyager Technologies, Inc.

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

                                          PCTEL, Inc.
                                          A Delaware Corporation
                                          (Registrant)

                                                    /s/ Andrew Wahl
                                          By: _________________________________
                                                        Andrew Wahl
                                             Vice President, Finance and Chief
                                                Financial Officer (principal
                                             financial and accounting officer)

May 15, 2000

                                 EXHIBIT INDEX

27.1  Financial Data Schedule