Form 10-Q
period 2000-06-30
PC TEL INC
filed 2000-08-14
CIK 1057083

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

                  For the quarterly period ended June 30, 2000

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

              Yes [X]  No  [   ]

As of July 31, 2000, there were 18,439,597 shares of the Registrant's Common Stock outstanding.

================================================================================

                                  PCTEL, Inc.

                                   Form 10-Q
                      For the Quarter Ended June 30, 2000



                                                                            Page
                                                                            ----

Part  I.  Financial Information

Item 1    Financial Statements

          Consolidated Condensed Balance Sheets
          as of June 30, 2000 (unaudited) and December 31, 1999               3

          Consolidated Condensed Statements of Operations (unaudited)
          for the three and six months ended June 30, 2000 and 1999           4

          Consolidated Condensed Statements of Cash Flows (unaudited)
          for the six months ended June 30, 2000 and 1999                     5

          Notes to the Consolidated Condensed Financial
          Statements (unaudited)                                              6

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results Of Operations                                              14

Item 3    Quantitative and Qualitative Disclosures about Market Risk         27



Part II.  Other Information

Item 1    Legal Proceedings                                                  28

Item 2    Changes in Securities and Use of Proceeds                          28

Item 3    Defaults upon Senior Securities                                    28

Item 4    Submission of Matters to a Vote of Security Holders                28

Item 5    Other Information                                                  28

Item 6    Exhibits and Reports on Form 8-K                                   28

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  PCTEL, Inc.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (in thousands, except share information)

                                                                                June 30,                    December 31,
                                                                                  2000                          1999
                                                                            ----------------             ----------------
                                                                              (Unaudited)
                                                              ASSETS
Current Assets:
       Cash and cash equivalents                                           $         70,172              $         44,705
       Short-term investments                                                        51,107                        53,585
       Accounts receivable, net of allowance for doubtful                            19,186
         accounts of $2,865 and $2,213, respectively                                                                6,555
       Inventories, net                                                               8,389                         5,741
       Prepaid expenses and other assets                                              2,487                         2,422
       Deferred tax asset                                                             3,455                         3,211
                                                                       --------------------          --------------------
              Total current assets                                                  154,796                       116,219

Property and Equipment, net                                                           4,203                         3,099
Goodwill and Other Intangible Assets, net                                            22,761                         8,649
Deferred Tax Asset                                                                    2,365                         2,365
Other Assets                                                                            284                           273
                                                                       --------------------          --------------------
TOTAL ASSETS                                                               $        184,409              $        130,605
                                                                       ====================          ====================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                    $          5,491              $          7,140
       Accrued royalties                                                              9,540                         7,868
       Income taxes payable                                                           3,179                         3,290
       Accrued liabilities                                                           12,215                         8,029
                                                                       --------------------          --------------------
              Total current liabilities                                              30,425                        26,327
                                                                       --------------------          --------------------
Stockholders' Equity:
      Common stock, $0.001 par value, 50,000,000 shares authorized;
          18,282,165 and 16,560,335 shares issued and outstanding at
          June 30, 2000 and December 31, 1999, respectively.                             18                            17
       Additional paid-in capital                                                   143,421                        99,334
       Deferred compensation                                                         (3,647)                       (4,856)
       Retained earnings                                                             14,368                         9,849
       Accumulated other comprehensive loss                                            (176)                          (66)
                                                                       --------------------          --------------------
              Total stockholders' equity                                            153,984                       104,278
                                                                       --------------------          --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $        184,409              $        130,605
                                                                       ====================          ====================

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  PCTEL, Inc.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (in thousands, except per share information)
                                  (Unaudited)

                                                                    Three Months Ended                        Six Months Ended
                                                                          June 30,                                 June 30,
                                                            ----------------------------------   ---------------------------------
                                                                      2000              1999               2000              1999
                                                            ---------------   ---------------   ---------------   ---------------

Revenues                                                        $    27,523       $    17,890      $    51,644       $    33,046
Cost of Revenues                                                     14,596             9,071            27,364            16,997
                                                            ---------------   ---------------   ---------------   ---------------
Gross Profit                                                         12,927             8,819            24,280            16,049
                                                            ---------------   ---------------   ---------------   ---------------
Operating Expenses:
      Research and development                                        4,301             2,380             7,709             4,423
      Sales and marketing                                             3,730             2,647             6,725             4,945
      General and administrative                                      1,713             1,248             3,478             2,063
      Acquired in-process research and development                        -                 -             1,600                 -
      Amortization of goodwill                                          782                 -             1,016                 -
      Amortization of deferred compensation (See Note 5)                328               148               677               164
                                                            ---------------   ---------------   ---------------   ---------------
           Total operating expenses                                  10,854             6,423            21,205            11,595
                                                            ---------------   ---------------   ---------------   ---------------
Income from Operations                                                2,073             2,396             3,075             4,454
Other Income, net:
      Interest income (expense), net                                  1,777              (255)            3,158              (592)
                                                            ---------------   ---------------   ---------------   ---------------
Income Before Provision for Income Taxes                              3,850             2,141             6,233             3,862
Provision for Income Taxes                                            1,059               642             1,714             1,158
                                                            ---------------   ---------------   ---------------   ---------------
Net Income                                                      $     2,791       $     1,499       $     4,519       $     2,704
                                                            ===============   ===============   ===============   ===============


Basic earnings per share                                        $      0.16       $      0.61       $      0.26       $      1.10
Shares used in computing basic earnings per share                    17,989             2,475            17,399             2,461

Diluted earnings per share                                      $      0.14       $      0.12       $      0.22       $      0.21
Shares used in computing diluted earnings per share                  20,588            12,685            20,547            12,638


 The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  PCTEL, Inc.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                           ----------------------------
                                                                                                2000           1999
                                                                                           -------------   ------------
Cash Flows from Operating Activities:

   Net income                                                                               $      4,519     $    2,704
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Acquired in-process research and development                                              1,600              -
         Depreciation and amortization                                                             2,823          1,350
         Amortization of deferred debt costs                                                           -            152
         Provision for allowance for doubtful accounts                                               552          1,093
         Provision for excess and obsolete inventories                                               233            525
         Increase in deferred tax asset                                                                -           (453)
         Amortization of deferred compensation                                                       677            164
   Changes in operating assets and liabilities, net of acquisitions:
         (Increase) decrease in accounts receivable                                              (12,607)         6,322
         (Increase) in inventories                                                                (2,881)        (2,042)
         (Increase) in prepaid expenses and other assets                                             (70)          (190)
         (Decrease) in accounts payable                                                           (1,651)        (1,591)
         Increase in accrued royalties                                                             1,673          1,372
         Increase (decrease) in income taxes payable                                                (112)           837
         Increase in accrued liabilities                                                           3,463          2,019
                                                                                           -------------   ------------

Net Cash Provided by (Used in) Operating Activities                                               (1,781)        12,262
                                                                                           -------------   ------------

Cash Flows from Investing Activities:

   Capital expenditures for property and equipment                                                (1,774)          (698)
   Purchase of Voyager Technologies, net of cash acquired                                         (3,648)             -
   Sale (purchase) of available-for-sale investments, net                                          2,368         (6,282)
                                                                                           -------------   ------------

Net Cash Used in Investing Activities                                                             (3,054)        (6,980)
                                                                                           -------------   ------------

Cash Flows from Financing Activities:

   Proceeds from issuance of common stock                                                         31,154             10
   Cost incurred related to issuance of common stock                                                (852)          (156)
   Principal payments on capital lease obligations                                                     -            (13)
   Principal payments on notes payable                                                                 -           (859)
                                                                                           -------------   ------------

Net Cash Provided by (Used in) Financing Activities                                               30,302         (1,018)
                                                                                           -------------   ------------

Net increase in cash and cash equivalents                                                         25,467          4,264

Cash and cash equivalents, beginning of period                                                    44,705         12,988
                                                                                           -------------   ------------

Cash and cash equivalents, end of period                                                    $     70,172       $ 17,252
                                                                                          ==============   ============

  The accompanying notes are an integral part of these consolidated condensed financial statements.PCTEL, Inc.

PCTEL, Inc.

Notes to the Consolidated Condensed Financial Statements
For the Three and Six Months Ended June 30, 2000
(unaudited)

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

  The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization and Operations of the Company

  PCTEL was originally incorporated in California in February 1994. In July 1998, the Company reincorporated in Delaware and this reincorporation has been reflected retroactively in the accompanying consolidated financial statements.

  We are a leading provider of software based high speed connectivity solutions to individuals and businesses worldwide. We design, develop, produce and market advanced software-based high performance, low cost modems that are flexible and upgradable, with functionality that can include data/fax transmission at various speeds, and telephony features. Our soft modem products consist of a hardware chip set containing a proprietary host signal processing software architecture which allows for the utilization of the computational and processing resources of a host central processor, effectively replacing special-purpose hardware required in conventional hardware-based modems. Together, the combination of the chip set and software drivers are a component part within a computer which allows for telecommunications connectivity. By replacing hardware with a software solution, our host signal processing technology lowers costs while enhancing capabilities.

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

Consolidation and Foreign Currency Translation

  PCTEL uses the United States dollar for all its financial statements, even for our subsidiaries in foreign countries. All gains and losses resulting from transactions originally in foreign currencies and then translated into US dollars are included in net income. As of June 30, 2000, PCTEL had subsidiaries in the Cayman Islands and Japan. These consolidated financial statements include the accounts of PCTEL and our subsidiaries after eliminating intercompany accounts and transactions.

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

                             As of June 30, 2000, short-term investments consisted of high-grade corporate securities with maturity dates of approximately five months to two years.

                             These investments are recorded at market price and any unrealized holding gains and losses (based on the difference between market price and book value) are reflected as other comprehensive income/loss in the stockholders' equity section of the balance sheet. We have accumulated a $176,000 unrealized holding loss as of June 30, 2000. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income and have not been significant to date. Interest and dividends of all securities are included in interest income.

Inventories

  Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of June 30, 2000 and December 31, 1999 were composed of finished goods only. Based on our current estimated requirements, it was determined that there was excess inventory and those excess amounts were fully reserved as of June 30, 2000 and December 31, 1999. Due to competitive pressures and technological innovation, it is possible that these estimates could change in the near term.

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

  The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earning per share for the three and six months ended June 30, 2000 and 1999, respectively (in thousands, except per share information):

                                                                     Three Months Ended              Six Months Ended
                                                                          June 30,                        June 30,
                                                          ---------------------------------   --------------------------------
                                                                    2000               1999             2000              1999
                                                          --------------   ---------------    --------------    --------------
                                                                    (Unaudited)                         (Unaudited)
Net income                                                    $    2,791       $     1,499        $    4,519        $    2,704
                                                          ==============   ===============    ==============    ==============

Basic earnings per share:
  Weighted average common shares outstanding                      17,989             2,475            17,399             2,461
                                                          --------------   ---------------    --------------    --------------

Basic earnings per share                                      $     0.16       $      0.61        $     0.26        $     1.10
                                                          ==============   ===============    ==============    ==============

Diluted earnings per share:
  Weighted average common shares outstanding                      17,989             2,475            17,399             2,461
  Weighted average common stock option grants and                  2,599             1,699             3,148             1,666
   outstanding warrants
  Weighted average preferred stock outstanding                         -             8,511                 -             8,511
                                                          --------------   ---------------    --------------    --------------
  Weighted average common shares and common stock
   equivalents outstanding                                        20,588            12,685            20,547            12,638
                                                          --------------   ---------------    --------------    --------------

Diluted earnings per share                                    $     0.14       $      0.12        $     0.22        $     0.21
                                                          ==============   ===============    ==============    ==============

Industry Segment, Customer and Geographic Information

  We are organized based upon the nature of the products we offer. Under this organizational structure, we operate in one segment, that segment being software-based modems using host signal processing technology. We market our products worldwide through our sales personnel, independent sales representatives and distributors.

  Our sales to customers outside of the United States, as a percentage of revenues are as follows:

                                                                     Three Months Ended                    Six Months Ended
                                                                           June 30,                             June 30,
                                                                 --------------------------           --------------------------
                                                                     2000              1999               2000              1999
                                                                 --------          --------           --------          --------
                                                                            (Unaudited)                       (Unaudited)
      Taiwan                                                           66%               16%                60%               21%
      China (Hong Kong)                                                28                57                 34                47
      Rest of Asia                                                      5                27                  5                31
                                                                 --------          --------           --------          --------

                                                                       99%              100%                99%               99%
                                                                 ========          ========           ========          ========

  Sales to our major customers representing greater than 10% of revenues are as follows:

                                                                  Three Months Ended                      Six Months Ended
                                                                        June 30,                               June 30,
                                                               -----------------------                ------------------------
Customer                                                       2000               1999                2000               1999
--------                                                       ----               ----                ----               ----
                                                                     (Unaudited)                             (Unaudited)

A                                                                 6%                 7%                 11%                 6%
B                                                                 5%                 7%                 10%                10%
C                                                                24%                52%                 31%                42%
D                                                                --%                19%                 --%                20%
E                                                                13%                --%                 10%                --%
F                                                                26%                --%                 17%                --%
G                                                                10%                --%                  7%                 3%

  Our customers are concentrated in the personal computer industry and modem board manufacturer industry segment and in certain geographic locations. We actively market and sell products in Asia. We perform ongoing evaluations of our customers' financial condition and generally require no collateral. As of June 30, 2000, approximately 72% of gross accounts receivable were concentrated with five customers. As of June 30, 1999, approximately 68% of gross accounts receivable were concentrated with five customers.

Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". In June 2000, the SEC deferred the adoption date for SAB 101 until our fourth quarter ended December 31, 2000. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has not quantified the effect of SAB 101 on its financial position or results of operations and has not yet determined the timing and method of adoption.

  In March 2000, the FASB issued Financial Standards Board Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 addresses the application of APB 25 to clarify, among other issues, (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent FIN 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation will be recognized on a prospective basis from July 1, 2000. The Company currently is evaluating FIN 44 and does not expect that it will have a material effect on its financial position or results of operations.

3.  ACQUISITIONS:

Voyager Technologies, Inc.


  On February 24, 2000, we completed the acquisition of Voyager Technologies, Inc., ("Voyager"), a provider of personal connectivity and internet access technology. Under the terms of the Agreement and Plan of Reorganization (the "Merger Agreement"), the former shareholders of Voyager received 237,272 shares of our common stock and $2,065,331 of cash in exchange for all shares of Voyager common stock. In addition, 645,157 vested and unvested options to purchase shares of Voyager common stock were converted into 49,056 options to purchase our common stock at the exchange ratio of 0.07604. Included in the 237,272 shares are 82,419 restricted shares of common stock issued to a Voyager shareholder. These shares are not subject to forfeiture under any circumstances and, thus, were considered in the determination of the purchase price at the date of acquisition.

  The purchase price of Voyager was allocated based upon the estimated fair value of the assets acquired and liabilities assumed, which approximated book value. The following table summarizes the components of the total purchase price and the allocation (in thousands, except share amounts).

Fair value of 237,272 shares of our common stock                        $11,802
Fair value of options for 49,056 shares of our common stock               2,504
Cash                                                                      2,065
Settlement of outstanding claim                                           1,500
Acquisition costs                                                           699
                                                               ----------------
      Estimated total purchase price                                     18,570
Less:  Net assets acquired                                                 (762)
                                                               ----------------
      Estimated acquired intangibles                                    $17,808
                                                               ================


  The acquisition was structured as a tax-free reorganization and is being accounted for under the purchase method of accounting. Under this method, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price. In this circumstance, the difference was $15.6 million. We attributed $1.6 million of the excess purchase price to in-process research and development, which we expensed immediately, and the balance of $14.0 million was attributed to intellectual property ($0.5 million), workforce ($0.3 million) and goodwill ($13.2 million). We have classified this balance of $14.0 million as goodwill and other intangible assets, net, in the accompanying consolidated balance sheets and are amortizing it over useful lives of five years. We have included the results of Voyager from the date of acquisition to June 30, 2000 in the consolidated condensed statements of operations.

  In addition to the 237,272 shares of our common stock issued to the shareholders of Voyager, 30,415 additional shares of common stock were held in an escrow account pending resolution of an outstanding claim. These shares had been treated as contingent consideration and were not recognized as purchase price due to the uncertainty of how the claim would be resolved. In May 2000, the outstanding claim was settled for $1.5 million which resulted in the return of the stock held in escrow to the Company. No amount was initially recorded for the now-unissued stock while in escrow, however, the $1.5 million outstanding claim settlement has now been recognized as additional purchase price in the quarter ended June 30, 2000.

  In addition, total estimated acquisition costs were increased from $33,000 to $699,000 as reflected in the above table.

  As part of the acquisition, we granted 49,056 vested and unvested options to purchase our common stock upon conversion of the outstanding Voyager options, based on the exchange ratio of 0.07604. The fair value of these options was determined using the Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 5.50%; dividend yields of zero; an estimated volatility factor of the market price of the our common stock of 75%; and an expected life between three to six months after vest date. The weighted-average estimated fair value of these options was $51.05.

  Upon completion of the Voyager acquisition, we immediately expensed $1.6 million representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The $1.6 million expensed as in-process research and development was approximately 9% of the purchase price and was attributed and supported by a discounted cash flow analysis that identified revenue and costs on a project by project basis. The value assigned to purchased in-process technology, based on a percentage of completion discounted cash flow method, was determined by identifying research projects in areas for which technological feasibility has not been established. The following in-process projects existed at Voyager as of the acquisition date:
Bluetooth, HomeRF, Direct Sequence Cordless, Bluetooth/HomeRF Combo, Bluetooth/HomeRF/Direct Sequence, Wireless Gas Tank Sensor, Wireless GPS and Wireless Industrial Garage Door Opener projects.

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

  Approximately $0.5 million was attributed to core wireless technology and royalty revenue associated with the Wireless Water Meter Reading Device project.

  If these projects are not successfully developed, our future revenue and profitability may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

  The unaudited pro forma financial information for the six months ended June 30, 2000 and 1999 is presented below (in thousands except per share information) as if Voyager had been acquired on January 1. Pro forma net income excludes the write-off of acquired in-process research and development of $1.6 million.

                                                 Six Months Ended June 30,
                                           ------------------------------------
                                                 2000                1999
                                           ----------------    ----------------
Revenues                                       $51,815             $33,709
Net income                                     $ 6,124             $ 2,867
Diluted net income per share                   $  0.30             $  0.23


4.    CONTINGENCIES:
  As of June 30, 2000 and December 31, 1999, we had accrued royalties of approximately $9.5 million and $7.9 million, respectively. We entered into royalty agreements in fiscal 1999 and 1998 and continue to negotiate royalty agreements with several other third parties. Accordingly, we have accrued our best estimate of the amount of royalties payable based on royalty agreements already signed or in negotiation, as well as advice from patent counsel. Should the final agreements result in royalty rates significantly different from these assumptions, our business, operating results and financial condition could be materially and adversely affected.

  During 1998, Motorola, Inc. ("Motorola") filed an action for patent infringement against us (and one other defendant) related to seven Motorola patents. In its complaint, Motorola was seeking damages for our alleged infringement, including treble damages for our alleged willful infringement and an injunction against us. Motorola was also seeking attorney's fees and costs.

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

  On August 12, 1999, we filed a motion to dismiss ESS's amended complaint. On November 4, 1999, the United States District Court in San Jose, California, granted a dismissal of the antitrust and state unfair competition claims, ruling that ESS had failed to allege injury to competition in the market for modems. The Court allowed the specific performance of contract claim to stand, ruling that the license terms granted to other market participants would provide a sufficient basis for defining contractual terms that could be applied to ESS. The Court also denied the Motion with respect to dismissal of the declaratory relief claims, holding that they were sufficiently ripe for adjudication. The Court granted ESS leave to again amend its complaint, which it did on November 24, 1999, by filing a second amended complaint. On January 14, 2000, we filed a motion to dismiss the second amended complaint. ESS filed its opposition to the motion on January 21, 2000 and we filed our reply on January 28, 2000. On February 11, 2000, the Court heard oral argument on our motion to dismiss the second amended complaint. On February 14, 2000, the Court dismissed ESS's complaint and gave ESS twenty days to amend its complaint. In particular, the Court stated that ESS must allege the relevant geographic market and product market in the complaint. In response to the Court's February 14, 2000 order, ESS filed its third amended complaint on March 6, 2000.

  On March 15, 2000, we filed a motion to dismiss ESS's third amended complaint. ESS responded on March 31, 2000 and we filed reply papers on April 6, 2000. A case management conference was held on April 21, 2000. The motion was denied on July 3, 2000. The judge ordered that discovery proceed only on the issue of whether we license our patents on a reasonable and non-discriminatory basis. This initial discovery period will end on December 8, 2000. During this period of time, the parties will disclose experts and exchange expert reports on the above issue. A Case Management Conference will be held on December 15, 2000.

  On August 7, 2000, we filed our answer to ESS's Third Amended Complaint, denying ESS's allegations, and filed a counterclaim charging ESS with infringing our patents that are essential to practice the V.34 and V.90 international modem standards. The counterclaim seeks damages in the amount of reasonable royalties for the period during which ESS has infringed our patents.

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

  PCTEL is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on its financial position, liquidity or results of operations.


5. AMORTIZATION OF DEFERRED COMPENSATION:

  In connection with the grant of stock options to employees prior to our initial public offering, we have recorded deferred compensation representing the difference between the exercise price and deemed fair market value of our common stock on the date these stock options were issued.

  For the quarters and six months ended June 30, 2000 and 1999, amortization of deferred compensation (in thousands) relates to the following functional categories:

                                             Three Months Ended June 30,                  Six Months Ended June 30,
                                     -----------------------------------------    ----------------------------------------
                                            2000                   1999                  2000                  1999
                                     ------------------     ------------------    ------------------     -----------------
Research and development                          $  73                  $  64                 $ 152                 $  64
Sales and marketing                               $  77                  $  59                 $ 156                 $  75
General and administrative                        $ 178                  $  25                 $ 366                 $  25

6.    COMMON STOCK


  On April 11, 2000, the Company effected its secondary public offering of common stock. A total of 2,750,000 shares were sold at a price of $46.50 per share; 650,000 shares were sold by the Company and 2,100,000 shares were sold by selling stockholders of the Company. The offering resulted in net proceeds to the Company and the selling stockholders of approximately $27.9 million and $92.8 million, respectively, net of an underwriting discount of $6.4 million and estimated offering expenses of $0.8 million.

PCTEL, Inc.

Item 2: Management's Discussion and Analysis of Financial Condition and results of Operations

================================================================================

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

Overview

  We provide cost-effective software-based communications solutions that address high speed internet connectivity requirements for existing and emerging technologies. Our communications products enable internet access through PCs and alternative internet access devices. Our soft modem products consist of a hardware chip set containing a proprietary host signal processing software architecture which allows for the utilization of the computational and processing resources of a host central processor, effectively replacing special-purpose hardware required in conventional hardware-based modems. Together, the combination of the chip set and software drivers are a component part within a computer which allows for telecommunications connectivity. By replacing hardware with a software solution, our host signal processing technology lowers costs while enhancing capabilities.

  From our inception in February 1994 through the end of 1995, we were a development stage company primarily engaged in product development, product testing and the establishment of strategic relationships with customers and suppliers. From December 31, 1995 to June 30, 2000, our total headcount increased from 18 to 180. We first recognized revenue on product sales in the fourth quarter of 1995, and became profitable in 1996, our first full year of product shipments. Revenues increased from $16.6 million in 1996 to $24.0 million in 1997, $33.0 million in 1998 and $76.3 million in 1999. Revenues for the six months ended June 30, 2000 were $51.6 million.

  We sell soft modems to manufacturers and distributors principally in Asia through our sales personnel, independent sales representatives and distributors. Our sales to manufacturers and distributors in Asia were 99%, 76% and 77% of our total sales for the years ended 1999, 1998 and 1997, respectively, and 99% and 100% for the three months ended June 30, 2000 and 1999, respectively. The predominance of our sales is in Asia because our customers are primarily motherboard and modem manufacturers, and the majority of these manufacturers are located in Asia. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards that they purchase from the board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Industry statistics indicate that approximately two-thirds of modems manufactured in Asia are sold in North America.

  We recognize revenues from product sales to customers upon shipment, except sales to distributors which are recognized only when distributors have sold the product to the end user. We provide for estimated sales returns, allowances and discounts related to such sales at the time of shipment. We recognize revenues from non-recurring engineering contracts as contract milestones are achieved.

  On April 11, 2000, the Company effected its secondary public offering of common stock. A total of 2,750,000 shares were sold at a price of $46.50 per share; 650,000 shares were sold by the Company and 2,100,000 shares were sold by selling stockholders of the Company. The offering resulted in net proceeds to the Company and the selling stockholders of approximately $27.9 million and $92.8 million, respectively, net of an underwriting discount of $6.4 million and estimated offering expenses of $0.8 million.

Results of Operations

Three and six months ended June 30, 2000 and 1999
(All amounts in tables are in thousands, except percentages)

Revenues

------------------------------------------------------------------------------------------------------------------------------------

                                                 Three Months Ended   Three Months Ended     Six Months Ended       Six Months Ended

                                                    June 30, 2000        June 30, 1999         June 30, 2000          June 30, 1999
                                                 ------------------   ------------------     ----------------       ----------------

Revenues.......................................       $27,523              $17,890                $51,644                $33,046
% change from year ago period.................          53.8%                                       56.3%
------------------------------------------------------------------------------------------------------------------------------------


  Our revenues primarily consist of product sales of soft modems to board manufacturers and distributors in Asia. Revenues increased $9.6 million for the three months ended June 30, 2000 compared to the same period in 1999. Revenues for the six months ended June 30, 2000 increased $18.6 million compared to the same period in 1999. These increases were attributable to increased units sold to Compaq Computer Corporation, as well as design wins at Fujitsu Limited and NEC Corporation in Japan. The increase in sales volume was partly offset by downward pressure on average selling prices and sales discounts to customers. Our average selling prices decreased 25% from June 30, 1999 to June 30, 2000, mainly due to the downward pricing pressure which is commonly seen in the industry. However, we believe this decrease has generated the increase in our market share.

Gross Profit

------------------------------------------------------------------------------------------------------------------------------------

                                                 Three Months Ended   Three Months Ended   Six Months Ended   Six Months Ended
                                                    June 30, 2000        June 30, 1999       June 30, 2000      June 30, 1999
                                                 ------------------   ------------------   ----------------   ----------------
Gross profit............................              $12,927                  $8,819          $24,280             $16,049
Percentage of revenues..................                 47.0%                   49.3%            47.0%               48.6%
% change from year ago period...........                 46.6%                                    51.3%
------------------------------------------------------------------------------------------------------------------------------------


  Cost of revenues consists primarily of chip sets we purchase from third party manufacturers and also includes amortization of intangibles related to the Communications Systems Division acquisition, accrued intellectual property royalties, cost of operations, provision for inventory obsolescence and distribution costs.

  Gross profit increased $4.1 million for the three months ended June 30, 2000 compared to the same period last year due to increased revenues, partially offset by a reduction in average selling prices, inventory cost reduction and economies of scale. Gross profit as a percentage of revenue decreased from 49.3% for the three months ended June 30, 1999 to 47.0% for the three months ended June 30, 2000 because of a shift to higher volume, lower selling price, customer mix and, generally, average selling prices decreased faster than the rate of cost reduction, which adversely impacted our profit margins.

  Gross profit increased $8.2 million for the six months ended June 30, 2000 over the same period in 1999 but decreased as a percentage of revenue from 48.6% to 47.0% for the same reasons as above.

Research and Development

------------------------------------------------------------------------------------------------------------------------------------

                                                 Three Months Ended   Three Months Ended   Six Months Ended   Six Months Ended
                                                    June 30, 2000        June 30, 1999       June 30, 2000      June 30, 1999
                                                 ------------------   ------------------   ----------------   ----------------
Research and development.................               $4,301               $2,380             $7,709              $4,423
Percentage of revenues...................                 15.6%                13.3%              14.9%              13.4%
% change from year ago period............                 80.7%                                   74.3%
------------------------------------------------------------------------------------------------------------------------------------


  Research and development expenses include compensation costs for software and hardware development, prototyping, certification and pre-production costs. We expense all research and development costs as incurred.

  Research and development expenses increased $1.9 million and as a percentage of revenues for the three months ended June 30, 2000 compared to the same period in 1999 as we continue to invest heavily in the development of the G.Lite, G.DMT, wireless and embedded modems, as well as v.92 upgrade. The increase in amount and as a percentage of revenues were also due to software consulting services and system maintenance costs related to new product development. Research and development headcount increased from 58 to 72 from June 30, 1999 to June 30, 2000.

  Research and development expenses increased $3.3 million and as a percentage of revenues for the six months ended June 30, 2000 compared to the same period in 1999 for the same reasons as above. Approximately 64 % of all research and development expenses are payroll related. We expect that our research and development expenses will increase because we intend to hire additional personnel and continue to develop new products.

Sales and Marketing

------------------------------------------------------------------------------------------------------------------------------------

                                                 Three Months Ended   Three Months Ended   Six Months Ended   Six Months Ended
                                                    June 30, 2000        June 30, 1999       June 30, 2000      June 30, 1999
                                                 ------------------   ------------------   ----------------   ----------------
Sales and marketing............................       $3,730                $2,647               $6,725             $4,945
Percentage of revenues.........................        13.6%                 14.8%                13.0%              15.0%
% change from year ago period..................        40.9%                                      36.0%
------------------------------------------------------------------------------------------------------------------------------------


  Sales and marketing expenses consist primarily of personnel costs, sales commissions and marketing costs. Sales commissions payable to our distributors are recognized when our products are "sold through" from the distributors to end users so that the commission expense is matched with related recognition of revenues. Marketing costs include promotional goods and trade shows.

  Sales and marketing expenses increased $1.1 million but decreased as a percentage of revenues for the three months ended June 30, 2000 compared to the same period in 1999. The increase reflects the increased costs to support higher sales and the addition of sales and marketing personnel to develop new accounts and drive new product development and product launches. Sales and marketing headcount increased from 50 to 62 from June 30, 1999 to 2000. The production of collateral sales materials, travel costs, trade shows, sales programs and press tours also resulted in the increase of the sales and marketing expenses.

  Sales and marketing expenses increased $1.8 million but decreased as a percentage of revenues for the six months ended June 30, 2000 compared to the same period in the prior year. The increase in expenses is due to the increase in headcount, as well as the production of collateral sales materials, additional travel costs, trade shows, sales programs and press tour.

General and Administrative

------------------------------------------------------------------------------------------------------------------------------------

                                                 Three Months Ended   Three Months Ended   Six Months Ended   Six Months Ended
                                                    June 30, 2000        June 30, 1999       June 30, 2000      June 30, 1999
                                                 ------------------   ------------------   ----------------   ----------------
General and administrative.....................       $1,713                $1,248              $3,478             $2,063
Percentage of revenues.........................          6.2%                  7.0%                6.7%               6.2%
% change from year ago period..................         37.3%                                     68.6%
------------------------------------------------------------------------------------------------------------------------------------


  General and administrative expenses include costs associated with our general management and finance functions as well as professional service charges, such as legal, tax and accounting fees. Other general expenses include rent, insurance, utilities, travel and other operating expenses to the extent not otherwise allocated to other functions.

  General and administrative expenses increased $465,000 for the three months ended June 30, 2000 compared to the same period in 1999 and $1.4 million for the six months ended June 30, 2000 compared to the same period in 1999. The increase was primarily due to our increase in staffing and related infrastructure to support our continued growth. General and administrative headcount increased from 13 to 29 from June 30, 1999 to June 30, 2000.

Acquired In-Process Research and Development

------------------------------------------------------------------------------------------------------------------------------------

                                                 Three Months Ended   Three Months Ended   Six Months Ended   Six Months Ended
                                                    June 30, 2000        June 30, 1999       June 30, 2000      June 30, 1999
                                                 ------------------   ------------------   ----------------   ----------------
Acquired in-process research and development....     $    --              $  --                $1,600              $  --
Percentage of revenues..........................          -- %               -- %                 3.1%                -- %
------------------------------------------------------------------------------------------------------------------------------------


  As explained in Footnote 3 of the consolidated condensed financial statements, on February 24, 2000, we completed the acquisition of Voyager Technologies, Inc., ("Voyager"), a provider of personal connectivity and internet access technology. It was determined that $1.6 million of the purchase price was related to in-process research and development, which was immediately expensed in the first quarter of 2000.

Amortization of Deferred Compensation

------------------------------------------------------------------------------------------------------------------------------------

                                                 Three Months Ended   Three Months Ended   Six Months Ended   Six Months Ended
                                                    June 30, 2000        June 30, 1999       June 30, 2000      June 30, 1999
                                                 ------------------   ------------------   ----------------   ----------------
Amortization of deferred compensation.........         $  328                  $148              $  677               $164
Percentage of revenues........................            1.2%                  0.8%                1.3%               0.5%
% change from year ago period.................          121.6%                                    312.8%
------------------------------------------------------------------------------------------------------------------------------------


  In connection with the grant of stock options to employees prior to our initial public offering, we have recorded deferred compensation representing the difference between the exercise price and deemed fair market value of our common stock on the date these stock options were issued.

  The amortization of deferred compensation increased $181,000 for the three months ended June 30, 2000 compared to the same period in 1999 primarily due to a higher deemed fair market value of our stock and additional stock options granted to new employees prior to the initial public offering.

  The amortization of deferred compensation increased $513,000 for the six months ended June 30, 2000 compared to the same period in 1999 for the reasons discussed above. We expect that the amortization of deferred compensation to remain at approximately $320,000 per quarter through the third quarter of 2003.

Other Income, Net

------------------------------------------------------------------------------------------------------------------------------------

                                                 Three Months Ended   Three Months Ended   Six Months Ended   Six Months Ended
                                                    June 30, 2000        June 30, 1999       June 30, 2000      June 30, 1999
                                                 ------------------   ------------------   ----------------   ----------------
Other income (expense), net....................       $1,777               $ (255)               $3,158             $ (592)
Percentage of revenues.........................          6.5%                (1.4)%                 6.1%              (1.8)%
% change from year ago period..................         N/A                                        N/A
------------------------------------------------------------------------------------------------------------------------------------


  Other income, net, consists of interest income, net of interest expense. Interest income is expected to fluctuate over time. Other income, net, increased $2.0 million for the three months ended June 30, 2000 compared to the same period in 1999 primarily due to interest earned from the proceeds from the initial public offering and secondary public offering proceeds and the elimination of interest expenses on the loan that we used to acquire Communications Systems Division.

  Other income, net, increased $3.8 million for the six months ended June 30, 2000 compared to the same period in 1999 because of the same reasons discussed above.

Provision for Income Taxes

------------------------------------------------------------------------------------------------------------------------------------

                                                 Three Months Ended   Three Months Ended   Six Months Ended   Six Months Ended
                                                    June 30, 2000        June 30, 1999       June 30, 2000      June 30, 1999
                                                 ------------------   ------------------   ----------------   ----------------
Provision for income taxes.....................          $1,059              $ 642               $1,714             $1,158
Effective tax rate.............................            27.5%              30.0%                27.5%              30.0%
% change from year ago period..................            65.0%                                   48.0%
------------------------------------------------------------------------------------------------------------------------------------


  Provision for income taxes increased for the three months ended June 30, 2000 over the same period in 1999 due to higher taxable income, while the effective tax rate decreased from 30.0% to 27.5%. The decrease in the effective tax rates results from changes in the geographical distribution of income.

  We have $5.8 million in deferred tax assets as of June 30, 2000. We believe that our effective tax rate will continue to be below the statutory tax rate of 35% due to international sales and profits through our wholly owned subsidiaries, which are taxed at rates below the statutory tax rate in the U.S.

Liquidity and Capital Resources

------------------------------------------------------------------------------------------------------------------------------------

                                                                                            Six Months Ended       Six Months Ended
                                                                                              June 30, 2000           June 30, 1999
                                                                                           -------------------    ------------------

Net cash provided by (used in) operating activities..........................................    $ (1,781)               $12,262
Net cash provided by (used in) investing activities.........................................     $ (3,054)               $(6,980)
Net cash provided by (used in) financing activities..........................................    $ 30,302                $(1,018)
Cash, cash equivalents and short-term investments at the end of period.......................    $121,279                $23,534
Working capital at the end of period.........................................................    $124,371                $16,361
------------------------------------------------------------------------------------------------------------------------------------


  For the six months ended June 30, 2000, cash used in operating activities were primarily from the increases in accounts receivable and inventory. Net cash used in investing activities for the six months ended June 30, 2000 consists of the acquisition of Voyager Technologies and purchases of property and equipment, partially offset by proceeds from maturity of short-term investments. Net cash provided by financing activities for six months ended June 30, 2000 consisted of proceeds from issuance of common stock associated with the secondary public offering, stock option exercises and purchase of shares through the employee stock purchase plan.

  As of June 30, 2000, we had $121.3 million in cash, cash equivalents and short-term investments, and working capital of $124.4 million.

  We believe that our existing sources of liquidity will be sufficient to meet our working capital and anticipated capital expenditure requirements for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes, and may seek, even before that time, to raise additional funds through public or private equity or debt financing or from other sources. Additional financing may not be available at all, and if it is available, the financing may not be obtainable on terms acceptable to us or that are not dilutive to our stockholders.

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

  Our sales are concentrated among a limited number of customers. If we were to lose one or more of these customers, or if one or more of these customers were to delay or reduce purchases of our products, our sales revenues may decrease. For the six months ended June 30, 2000, approximately 79% of our revenues were generated by five of our customers with one customer representing 31% of revenues. These customers may in the future decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, because:

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

  Our sales to customers located in Asia accounted for 99% of our total revenues for the six months ended June 30, 2000. The predominance of our sales are in Asia, mostly in Taiwan and China, because our customers are primarily motherboard or modem manufacturers that are located there. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards, the main printed circuit board containing the central processing unit of a computer system, that they purchase from board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Due to the industry wide concentration of modem manufacturers in Asia, we believe that a high percentage of our future sales will continue to be concentrated with Asian customers. As a result, our future operating results could be uniquely affected by a variety of factors outside of our control, including:

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

  Product sales in the connectivity industry have been characterized by continuing erosion of average selling prices. Price erosion experienced by any company can cause revenues and gross margins to decline. The average selling price of our products has decreased by approximately 57% from October 1995 to June 30, 2000. We expect this trend to continue.

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

  Our future success depends on our ability to anticipate our customers' needs and develop products that address those needs. Introduction of new products and product enhancements will require coordination of our efforts with those of our suppliers to rapidly achieve volume production. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our revenues may be reduced and our business may be harmed. We cannot assure you that product introductions will meet the anticipated release schedules.

Our revenues may fluctuate each quarter due to both domestic and international seasonal trends.

  We have experienced and continue to experience seasonality in sales of our connectivity products. These seasonal trends materially affect our quarter-to-quarter operating results. Our revenues are typically higher in the third and fourth quarters due to the back-to-school and holiday seasons as well as purchasers of PCs making purchase decisions based on their calendar year-end budgeting requirements.

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

  New patent applications may be currently pending or filed in the future by third parties covering technology that we use currently or may use in the future. Pending U.S. patent applications are confidential until patents are issued, and thus it is impossible to ascertain all possible patent infringement claims against us. We believe that several of our competitors, including Lucent, Motorola and Texas Instruments, may have a strategy of protecting their market share by filing intellectual property claims against their competitors and may assert claims against us in the future. The legal and other expenses and diversion of resources associated with any such litigation could result in a decrease in our revenues and profitability.

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

  The connectivity device market is intensely competitive. We may not be able to compete successfully against current or potential competitors. Our current competitors include Conexant, ESS Technology, Lucent Technologies, Motorola and SmartLink. We expect competition to increase in the future as current competitors enhance their product offerings, new suppliers enter the connectivity device market, new communication technologies are introduced and additional networks are deployed.

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

  We maintain "key person" life insurance policies on Peter Chen, our Chairman and Chief Executive Officer, William Wen-Liang Hsu, our Vice President, Business Development, and Han Yeh, our Vice President, Technology, in the face amount of $1 million for each individual. However, these insurance policies may not adequately compensate us for the loss of services of any of these individuals.

  We intend to hire a significant number of additional engineering, sales, support, marketing and finance personnel in the future. Competition for personnel, especially engineers and marketing and sales personnel in Silicon Valley, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of June 30, 2000, we employed a total of 72 people in our engineering department, over half of whom have advanced degrees. In the past we have experienced difficulty in recruiting qualified engineering personnel, especially developers, on a timely basis. If we are not able to hire at the levels that we plan, our ability to continue to develop products and technologies responsive to our markets will be impaired.

Our acquisition of Voyager Technologies and any future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

  We acquired Voyager Technologies on February 24, 2000. We are in the process of integrating Voyager Technologies into our business. We may encounter problems associated with the integration of Voyager Technologies including:

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

  Our ability to successfully sell our products and implement our business plan in rapidly evolving markets requires an effective management planning process. Future expansion efforts could be expensive and put a strain on our management by significantly increasing the scope of their responsibilities and resources by increasing the number of people using them. We have increased, and plan to continue to increase, the scope of our operations at a rapid rate. Our headcount has grown and will continue to grow substantially. Our headcount increased from 95 at December 31, 1998 to 180 at June 30, 2000. In addition, we expect to continue to hire a significant number of new employees. To effectively manage our growth, we must maintain and enhance our financial and human resources systems and controls, integrate new personnel and manage expanded operations.

We rely on independent companies to manufacture, assemble and test our products. If these companies do not meet their commitments to us, our ability to sell products to our customers would be impaired.

  We do not have our own manufacturing, assembly or testing operations. Instead, we rely on independent companies to manufacture, assemble and test the semiconductor chips, which are integral components of our products. Most of these companies are located outside of the United States. There are many risks associated with our relationships with these independent companies, including reduced control over:

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

PCTEL, Inc.


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

PCTEL, Inc.

Part II.  Other Information
For the Three and Six months Ended June 30, 2000

================================================================================

Item 1  Legal Proceedings:

        See Note 4 of Notes to the Consolidated Condensed Financial Statements.

Item 2  Changes in Securities and Use of Proceeds:

        The effective date of PCTEL's registration statement on Form S-1 under the Securities and Exchange Act of 1933 (No. 333-32570) was April 11, 2000, relating to our secondary public offering of our common stock. A total of 650,000 shares of our common stock were sold at a price of $46.50 per share to an underwriting syndicate led by Banc of America Securities LLC, Warburg Dillon Read LLC, PaineWebber Incorporated, Needham & Company, Inc and WR Hambrecht + Co. PCTEL received aggregate gross proceeds of $30.2 million in connection with its secondary public offering of 650,000 shares. The selling stockholders of PCTEL received aggregate gross proceeds of $97.7 million from the 2,100,000 shares sold. Of such amounts, approximately $6.4 million was paid to the underwriters in connection with underwriting discounts, and approximately $0.8 million was paid by PCTEL in connection with offering expenses, including legal, accounting, printing, filing and other fees. None of the offering proceeds have been used for the construction of plant, buildings, or facilities or other purchase or installation of machinery or equipment or for purchases of real estate or the acquisition of other business. PCTEL is currently investing the net offering proceeds for future use as additional working capital. Such remaining net proceeds may be used for general corporate purposes, including working capital, and for potential investments in and acquisitions of complementary products, technologies or businesses.

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

        During the second quarter of 2000, 589,751 shares of stock options were exercised by employees and 558 warrants were exercised by third parties.

Item 3  Defaults upon Senior Securities: None.

Item 4  Submission of Matters to a Vote of Security Holders:

        The 2000 Annual Meeting of the Stockholders of the Company was held on May 15, 2000 in Milpitas, California. Peter Chen and Han Yeh were elected to the Board of Directors. In addition, the following items were acted upon:

        1. Ratification of Arthur Andersen LLP as independent accountants for the Company for the year ending December 31, 2000.

        FOR:  10,353,728         AGAINST:  1,050,000         ABSTAIN:  1,285,000

Item 5  Other Information: None.

Item 6  Exhibits and reports on Form 8-K:

        (a)  Exhibits

Exhibit
Number                                          Description
-------                                         -----------
**2.1     Agreement and Plan of Reorganization dated as of February 23, 2000 by and among PCTEL, Inc.,
           Voyager Technologies, Inc., VT Acquisition Corp. and certain shareholders of Voyager
           Technologies, Inc.
*3.1      Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect
           (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form
           S-1, Registration Statement No. 333-94707).
*3.2      Form of Amended and Restated Certificate of Incorporation of the Registrant to be filed after the closing of the offering made under this Registration Statement (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, Registration
           Statement No. 333-94707).
*3.3      Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).
*4.1      Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of the Company's
           Registration Statement on Form S-1, Registration Statement No. 333-94707).
*4.2      Warrant to purchase shares of Series C preferred stock of the Registrant issued to Pentech
           Financial Services, Inc. (Incorporated by reference to Exhibit 4.2 of the Company's
           Registration Statement on Form S-1, Registration Statement No. 333-94707).
*4.3      Warrant to purchase shares of Series C preferred stock of the Registrant issued to PFF Bank and Trust, Inc. (Incorporated by reference to Exhibit 4.3 of the Company's Registration
           Statement on Form S-1, Registration Statement No. 333-94707).
*4.4      Warrant to purchase shares of common stock of the Registrant issued to Edward Gibstein
           (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form
           S-1, Registration Statement No. 333-94707).
*4.5      Warrant to purchase shares of common stock of the Registrant issued to Irving Minnaker
           (Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form
           S-1, Registration Statement No. 333-94707).
*4.6      Warrant to purchase shares of common stock of the Registrant issued to Mitchell Segal
           (Incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form
           S-1, Registration Statement No. 333-94707).
*4.7      Warrant to purchase shares of common stock of the Registrant issued to State Street
           Securities, Inc. (Incorporated by reference to Exhibit 4.7 of the Company's Registration
           Statement on Form S-1, Registration Statement No. 333-94707).
*4.8      Amended and Restated Rights Agreement dated December 31, 1997 (Incorporated by reference to
           Exhibit 4.8 of the Company's Registration Statement on Form S-1, Registration Statement No.
           333-94707).
*4.9      Addendum to the Amended and Restated Rights Agreement by and between the Registrant and PFF
           Bank and Trust, Inc. dated February 1, 1999 (Incorporated by reference to Exhibit 4.9 of the
           Company's Registration Statement on Form S-1, Registration Statement No. 333-94707).
*4.10     Addendum to the Amended and Restated Rights Agreement by and between the Registrant and
           Pentech Financial Services, Inc. dated February 1, 1999 (Incorporated by reference to
           Exhibit 4.10 of the Company's Registration Statement on Form S-1, Registration Statement No.
           333-94707).
*10.1     Form of Indemnification Agreement between PC-Tel and each of its directors and officers
           (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form
           S-1, Registration Statement No. 333-94707).

*10.2     1995 Stock Option Plan and form of agreements thereunder (Incorporated by reference to
           Exhibit 10.2 of the Company's Registration Statement on Form S-1, Registration Statement No.
           333-94707).
*10.3     1997 Stock Option Plan, as amended and restated, August 3, 1999, and form of agreements thereunder (Incorporated by reference to Exhibit 10.3 of the Company's Registration
           Statement on Form S-1, Registration Statement No. 333-94707).
*10.4     1998 director option plan and form of agreements thereunder (Incorporated by reference to
           Exhibit 10.4 of the Company's Registration Statement on Form S-1, Registration Statement No.
           333-94707).
*10.5     1998 employee stock purchase plan and form of agreements thereunder (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, Registration
           Statement No. 333-94707).
*10.6     Employment offer letter between Derek S. Obata and the Registrant dated March 31, 1998
           (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form
           S-1, Registration Statement No. 333-94707).
*10.7     Employment offer letter between William F. Roach and the Registrant dated July 19, 1999
           (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form
           S-1, Registration Statement No. 333-94707).
*10.8     Sublease between KLA-Tencor Corporation and the Registrant dated September 24, 1998
           (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form
           S-1, Registration Statement No. 333-94707).
*10.9     Commercial Security Agreement by and between the Registrant and PPF Bank and Trust and related documents (Incorporated by reference to Exhibit 10.9 of the Company's Registration
           Statement on Form S-1, Registration Statement No. 333-94707).
*10.10    Asset Purchase Agreement by and among PC-Tel, Inc., PC-Tel Global Technologies, Ltd. And
           General Datacomm, Inc. dated as of December 22, 1998 (Incorporated by reference to Exhibit
           10.10 of the Company's Registration Statement on Form S-1, Registration Statement No.
           333-94707).
*10.11    Escrow Agreement by and between the Registrant and General DataComm, Inc. dated December 22,
           1998 (Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on
           Form S-1, Registration Statement No. 333-94707).
*10.12    Bonus Pool Disbursement Agreement by and between the Registrant and General DataComm, Inc.
           dated December 22, 1998 (Incorporated by reference to Exhibit 10.12 of the Company's
           Registration Statement on Form S-1, Registration Statement No. 333-94707).
*10.13    Form of Acquisition Bonus Agreement by and between the Registrant and General DataComm, Inc.
           dated on December 22, 1998 (Incorporated by reference to Exhibit 10.13 of the Company's
           Registration Statement on Form S-1, Registration Statement No. 333-94707).
*10.14    Direct Sales Agreement by and between PC-Tel Global Technologies, Ltd. and Kawasaki LSI
           U.S.A. dated December 4, 1998 (Incorporated by reference to Exhibit 10.14 of the Company's
           Registration Statement on Form S-1, Registration Statement No. 333-94707).
*10.15    Volume Purchase Agreement dated June 1, 1998 by and between Silicon Laboratories, Inc. and the Registrant (Incorporated by reference to Exhibit 10.15 of the Company's Registration
           Statement on Form S-1, Registration Statement No. 333-94707).
***10.16  Lease agreement dated September 17, 1999 between PC-Tel, Inc. and Sun Microsystems, Inc. for an office building located at 1331 California Circle, Milpitas, CA  95035 (Incorporated by
           reference to Exhibit 10.16 of the Company's Form 10-Q for the quarter ended September 30,
           1999).

27.1  Financial Data Schedule for the six months ended June 30, 2000.
--------------------

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


                            PCTEL, Inc.
                            A Delaware Corporation
                            (Registrant)



August 14, 2000             /s/ Andrew Wahl
                            -------------------------------------------
                            Andrew Wahl
                            Vice President, Finance and Chief Financial Officer
                            (principal financial and accounting officer)

                                 EXHIBIT INDEX


  27.1  Financial Data Schedule