Form 10-Q
period 2000-09-30
PC TEL INC
filed 2000-11-14
CIK 1057083

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

               For the quarterly period ended September 30, 2000

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

                      Yes [X]           No  [_]

As of October 31, 2000, there were 18,571,654 shares of the Registrant's Common Stock outstanding.


================================================================================

                                  PCTEL, Inc.

                                   Form 10-Q
                   For the Quarter Ended September 30, 2000

                                                                                                         Page
                                                                                                         ----
PART  I.      Financial Information

ITEM   1      Financial Statements

              Consolidated Condensed Balance Sheets
              as of September 30, 2000 (unaudited) and December 31, 1999                                   3

              Consolidated Condensed Statements of Operations (unaudited)
              for the three and nine months ended September 30, 2000 and 1999                              4

              Consolidated Condensed Statements of Cash Flows (unaudited)
              for the nine months ended September 30, 2000 and 1999                                        5

              Notes to the Consolidated Condensed Financial Statements (unaudited)                         6

ITEM   2      Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                       15

ITEM   3      Quantitative and Qualitative Disclosures About Market Risk                                  28


PART II.      Other Information

ITEM   1      Legal Proceedings                                                                           29

ITEM   2      Changes in Securities and Use of Proceeds                                                   29

ITEM   3      Defaults upon Senior Securities                                                             29

ITEM   4      Submission of Matters to a Vote of Security Holders                                         29

ITEM   5      Other Information                                                                           29

ITEM   6      Exhibits and Reports on Form 8-K                                                            29

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  PCTEL, Inc.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (in thousands, except share information)

                                                                             September 30,             December 31,
                                                                                  2000                     1999
                                                                             ---------------          ----------------
                                                                              (Unaudited)
                                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                               $     76,488             $      44,705
     Short-term investments                                                        55,211                    53,585
     Accounts receivable, net                                                      18,168                     6,555
     Inventories, net                                                               8,771                     5,741
     Prepaid expenses and other assets                                              1,829                     2,422
     Deferred tax asset                                                             3,455                     3,211
                                                                             ------------             -------------
              Total current assets                                                163,922                   116,219

PROPERTY AND EQUIPMENT, net                                                         4,557                     3,099
GOODWILL AND OTHER INTANGIBLE ASSETS, net                                          21,408                     8,649
DEFERRED TAX ASSET                                                                  2,365                     2,365
OTHER ASSETS                                                                          340                       273
                                                                             ------------             -------------
TOTAL ASSETS                                                                 $    192,592             $     130,605
                                                                             ============             =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                                      $      7,634             $       7,140
       Accrued royalties                                                           10,827                     7,868
       Income taxes payable                                                         4,251                     3,290
       Accrued liabilities                                                         10,181                     8,029
                                                                             ------------             -------------
              Total current liabilities                                            32,893                    26,327
                                                                             ------------             -------------
STOCKHOLDERS' EQUITY:
     Common stock, $0.001 par value, 50,000,000 shares authorized; 18,540,805 and 16,560,335 shares issued and outstanding at September 30, 2000 and
         December 31,1999, respectively                                                19                        17
       Additional paid-in capital                                                 145,287                    99,334
       Deferred compensation                                                       (3,325)                   (4,856)
       Retained earnings                                                           17,746                     9,849
       Accumulated other comprehensive loss                                           (28)                      (66)
                                                                             ------------             -------------
              Total stockholders' equity                                          159,699                   104,278
                                                                             ------------             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $    192,592             $     130,605
                                                                             ============             =============



      The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  PCTEL, Inc.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (in thousands, except per share information)
                                  (Unaudited)

                                                                       Three Months Ended              Nine Months Ended
                                                                         September 30,                   September 30,
                                                                   ---------------------------    ----------------------------
                                                                       2000           1999            2000            1999
                                                                   ------------   ------------    ------------   -------------
REVENUES                                                           $    28,885    $    20,190     $    80,529     $    53,236
COST OF REVENUES                                                        15,314         10,440          42,678          27,437
                                                                   -----------    -----------     -----------    ------------
GROSS PROFIT                                                            13,571          9,750          37,851          25,799
                                                                   -----------    -----------     -----------    ------------
OPERATING EXPENSES:
      Research and development                                           3,900          2,732          11,609           7,155
      Sales and marketing                                                3,660          2,609          10,385           7,554
      General and administrative                                         2,191          1,571           5,669           3,634
      Acquired in-process research and development                           -              -           1,600               -
      Amortization of goodwill                                             811              -           1,827               -
      Amortization of deferred compensation (See Note 5)                   320            287             997             451
                                                                   -----------    -----------     -----------    ------------
           Total operating expenses                                     10,882          7,199          32,087          18,794
                                                                   -----------    -----------     -----------    ------------
INCOME FROM OPERATIONS                                                   2,689          2,551           5,764           7,005
OTHER INCOME, net:
      Interest income (expense), net                                     2,008           (155)          5,166            (747)
                                                                   -----------    -----------     -----------    ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                 4,697          2,396          10,930           6,258
PROVISION FOR INCOME TAXES                                               1,319            717           3,033           1,875
                                                                   -----------    -----------     -----------    ------------

NET INCOME                                                         $     3,378    $     1,679     $     7,897     $     4,383
                                                                   ===========    ===========     ===========    ============

Basic earnings per share                                           $      0.18    $      0.67     $      0.45     $      1.78
Shares used in computing basic earnings per share                       18,441          2,512          17,745           2,462

Diluted earnings per share                                         $      0.16    $      0.12     $      0.38     $      0.34
Shares used in computing diluted earnings per share                     20,561         13,438          20,638          12,858


             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                                  PCTEL, Inc.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                   --------------------------------
                                                                                        2000              1999
                                                                                   --------------   ---------------
Cash Flows from Operating Activities:

   Net income                                                                      $       7,897    $        4,383
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Acquired in-process research and development                                      1,600                 -
         Depreciation and amortization                                                     4,610             2,029
         Amortization of deferred debt costs                                                   -               233
         Provision for allowance for doubtful accounts                                       902             3,915
         Provision for excess and obsolete inventories                                       276                 5
         Increase in deferred tax asset                                                        -              (634)
         Amortization of deferred compensation                                               997               451
   Changes in operating assets and liabilities, net of acquisitions:
         (Increase) decrease in accounts receivable                                      (11,940)            2,969
         (Increase) in inventories                                                        (3,305)           (2,616)
         (Increase) decrease in prepaid expenses and other assets                            533            (1,230)
         (Decrease) increase in accounts payable                                             492              (932)
         Increase in accrued royalties                                                     2,959             1,990
         Increase in income taxes payable                                                    960               506
         Increase in accrued liabilities                                                   1,429             3,900
                                                                                   -------------    --------------

Net Cash Provided by Operating Activities                                                  7,410            14,969
                                                                                   -------------    --------------

Cash Flows from Investing Activities:

   Capital expenditures for property and equipment                                        (2,563)           (1,251)
   Purchase of Voyager Technologies, net of cash acquired                                 (3,648)                -
   Sale (purchase) of available-for-sale investments, net                                 (1,587)           (7,056)
                                                                                   -------------    --------------

Net Cash Used in Investing Activities                                                     (7,798)           (8,307)
                                                                                   -------------    --------------

Cash Flows from Financing Activities:

   Proceeds from issuance of common stock                                                 33,181               163
   Costs incurred related to issuance of common stock                                     (1,010)             (468)
   Principal payments on capital lease obligations                                             -               (24)
   Principal payments on notes payable                                                         -            (1,310)
                                                                                   -------------    --------------

Net Cash Provided by (Used in) Financing Activities                                       32,171            (1,639)
                                                                                   -------------    --------------

Net increase in cash and cash equivalents                                                 31,783             5,023

Cash and cash equivalents, beginning of period                                            44,705            12,988
                                                                                   -------------    --------------

Cash and cash equivalents, end of period                                           $      76,488     $      18,011
                                                                                   =============     =============

             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
(UNAUDITED)

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

     The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations of the Company

     PCTEL was originally incorporated in California in February 1994. In July 1998, the Company reincorporated in Delaware and this reincorporation has been reflected retroactively in the accompanying consolidated financial statements.

     We are a leading provider of software-based high speed connectivity solutions to individuals and businesses worldwide. We design, develop, produce and market advanced software-based high performance, low cost modems that are flexible and upgradable, with functionality that can include data/fax transmission at various speeds, and telephony features. Our soft modem products consist of a hardware chip set containing a proprietary host signal processing software architecture which allows for the utilization of the computational and processing resources of a host central processor, effectively replacing special-purpose hardware required in conventional hardware-based modems. Together, the combination of the chip set and software drivers are a component part within a computer which allows for telecommunications connectivity. By replacing hardware with a software solution, our host signal processing technology lowers costs while enhancing capabilities.

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

Consolidation and Foreign Currency Translation

     We use the United States dollar for our financial statements, even for our subsidiaries in foreign countries. All gains and losses resulting from transactions originally in foreign currencies and then translated into US dollars are included in net income. As of September 30, 2000, PCTEL had subsidiaries in the Cayman Islands and Japan. These consolidated financial statements include the accounts of PCTEL and our subsidiaries after eliminating intercompany accounts and transactions.

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

                                   As of September 30, 2000, short-term
                                   investments consisted of high-grade corporate securities with maturity dates of approximately five months to two years.

                                   These investments are recorded at market price and any unrealized holding gains and losses (based on the difference between market price and book value) are reflected as other comprehensive income/loss in the stockholders' equity section of the balance sheet. We have accumulated a $28,000 unrealized holding loss as of September 30, 2000. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income and have not been significant to date. Interest and dividends of all securities are included in interest income.

Inventories

     Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of September 30, 2000 and December 31, 1999 were composed of finished goods only. Based on our current estimated requirements, it was determined that there was excess inventory and those excess amounts were fully reserved as of September 30, 2000 and December 31, 1999. Due to competitive pressures and technological innovation, it is possible that these estimates could change in the near term.

Revenue Recognition

     Revenues consist primarily of sales of products to original equipment manufacturers ("OEMs") and distributors. Revenues from sales to OEMs are recognized upon shipment. We provide for estimated sales returns and rebate allowances related to sales to OEMs at the time of shipment. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to end users. Customer payment terms generally range from letters of credit collectible upon shipment to open account payable 60 days after shipment.

     We also generate revenues from engineering contracts. Revenues from engineering contracts are recognized as contract milestones are achieved. Royalty revenue is recognized when confirmation of royalties due to PCTEL is received from licensees. Furthermore, revenues from technology licenses are recognized after delivery has occurred and the amount is fixed and determinable, generally based upon the contract's nonrefundable payment terms. To the extent there are extended payment terms on these contracts, revenue is recognized as the payments become due and the cancellation privilege lapses. To date, the Company has not offered post-contract customer support.

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

     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earning per share for the three and nine months ended September 30, 2000 and 1999, respectively (in thousands, except per share information):

                                                                      Three Months Ended           Nine Months Ended
                                                                        September 30,                September 30,
                                                                  ---------------------------  --------------------------
                                                                     2000           1999           2000         1999
                                                                  -----------     ---------    -----------  -----------
                                                                         (Unaudited)                  (Unaudited)
Net income                                                        $    3,378      $   1,679    $    7,897   $    4,383
                                                                  ==========      =========    ==========   ==========

Basic earnings per share:
     Weighted average common shares outstanding                       18,441          2,512        17,745        2,462
                                                                  ----------      ---------    ----------   ----------

Basic earnings per share                                          $     0.18      $    0.67    $     0.45   $     1.78
                                                                  ==========      =========    ==========   ==========

Diluted earnings per share:
     Weighted average common shares outstanding                       18,441          2,513        17,745        2,462
     Weighted average common stock option grants and                   2,120          2,414         2,893        1,885
     outstanding warrants
     Weighted average preferred stock outstanding                          -          8,511             -        8,511
                                                                  ----------      ---------    ----------   ----------
     Weighted average common shares and common stock
     equivalents outstanding                                          20,561         13,438        20,638       12,858
                                                                  ----------      ---------    ----------   ----------

Diluted earnings per share                                        $     0.16      $    0.12    $     0.38   $     0.34
                                                                  ==========      =========    ==========   ==========

Industry Segment, Customer and Geographic Information

     We are organized based upon the nature of the products we offer. Under this organizational structure, we operate in one segment, that segment being software-based modems using host signal processing technology. We market our products worldwide through our sales personnel, independent sales representatives and distributors.

     Our sales to customers outside of the United States, as a percentage of revenues are as follows:

                                                                    Three Months Ended         Nine Months Ended
                                                                      September 30,              September 30,
                                                                  -----------------------    ----------------------
                                                                    2000         1999          2000         1999
                                                                  -------      -------       -------     --------
                                                                       (Unaudited)                (Unaudited)
      Taiwan                                                          50%          22%           53%          28%
      China (Hong Kong)                                               32           74            35           51
      Rest of Asia                                                     4            3             4           19
                                                                  ------       ------        ------      -------

                                                                      86%          99%           92%          98%
                                                                  ======       ======        ======      =======

     Sales to our major customers representing greater than 10% of revenues are as follows:

                                                            Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
                                                          -----------------------    ----------------------
      Customer                                              2000         1999          2000         1999
      --------                                              ----         ----          ----         ----
                                                               (Unaudited)                (Unaudited)
      A                                                       16%          12%           13%           9%
      B                                                        8%          --%           11%          --%
      C                                                       32%          65%           33%          51%


     Our customers are concentrated in the personal computer industry and modem board manufacturer industry segment and in certain geographic locations. We actively market and sell products in Asia. We perform ongoing evaluations of our customers' financial condition and generally require no collateral. As of September 30, 2000, approximately 73% of gross accounts receivable were concentrated with five customers. As of September 30, 1999, approximately 82% of gross accounts receivable were concentrated with five customers.

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

     In March 2000, the FASB issued Financial Standards Board Interpretation
(FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 addresses the application of APB 25 to clarify, among other issues, (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent FIN 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation will be recognized on a prospective basis from July 1, 2000. The Company adopted FIN 44 in July 2000 and this adoption did not have a material effect on its financial position or results of operations.


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

             Fair value of 237,272 shares of our common stock                        $        11,802
             Fair value of options for 49,056 shares of our common stock                       2,504
             Cash                                                                              2,065
             Settlement of outstanding claim                                                   1,500
             Acquisition costs                                                                   699
                                                                                     ---------------
                   Estimated total purchase price                                             18,570
             Less:  Net assets acquired                                                         (762)
                                                                                     ---------------
                   Estimated acquired intangibles                                    $        17,808
                                                                                     ===============

     The acquisition was structured as a tax-free reorganization and was accounted for under the purchase method of accounting. Under this method, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price. In this circumstance, the difference was $17.8 million. We attributed $1.6 million of the excess purchase price to in-process research and development, which we expensed immediately, and the balance of $16.2 million was attributed to intellectual property ($0.5 million), workforce ($0.3 million) and goodwill ($15.4 million). We have classified this balance of $16.2 million as goodwill and other intangible assets, net, in the accompanying consolidated balance sheets and are amortizing it over useful lives of five years. We have included the results of Voyager from the date of acquisition to September 30, 2000 in the consolidated condensed statements of operations.

     In addition to the 237,272 shares of our common stock issued to the shareholders of Voyager, 30,415 additional shares of common stock were held in an escrow account pending resolution of an outstanding claim. These shares had been treated as contingent consideration and were not initially recognized as purchase price due to the uncertainty of how the claim would be resolved. In May 2000, the outstanding claim was settled for $1.5 million which resulted in the return of the stock held in escrow to the Company. No amount was initially recorded for the now-unissued stock while in escrow, however, the $1.5 million outstanding claim settlement was recognized as additional purchase price in the quarter ended June 30, 2000.

     As part of the acquisition, we granted 49,056 vested and unvested options to purchase our common stock upon conversion of the outstanding Voyager options, based on the exchange ratio of 0.07604. The fair value of these options was determined using the Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 5.50%; dividend yields of zero; an estimated volatility factor of the market price of the our common stock of 75%; and an expected life between three to six months after vest date. The weighted-average estimated fair value of these options was $51.05 per share.

     In addition, total estimated acquisition costs were $699,000, as reflected in the above table.

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

     The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a risk adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in- process technology. The risk-adjusted discount rate applied to the projects' cash flows was 15% for existing technology and 20% for the in-process technology. Based upon assessment of each in-process project's development stage, including relative difficulty of remaining development milestones, it was determined that application of a 20% discount rate was appropriate for all acquired in-process projects. The valuation includes cash inflows from in- process technology through 2005 with revenues commencing in 2000 and increasing significantly in 2001 before declining in 2005. The projected total revenue of Voyager was broken down to revenue attributable to the in-process technologies, existing technologies, core technology and future technology. The revenue attributable to core technology was determined based on the extent to which the in-process technologies rely on the already developed intellectual property. The Bluetooth and HomeRF projects were approximately 25% complete at the time of the valuation and the expected timeframe for achieving these product releases was assumed to be in the second half of 2000. The Direct Sequence Cordless project was approximately 65% complete at the time of the valuation and the expected time frame for achieving this product release was assumed to be in the second half of 2000. The Bluetooth/HomeRF Combo and Bluetooth/HomeRF/Direct Sequence projects were approximately 10% complete at the time of the valuation and the expected timeframe for achieving these product releases was assumed to be in the second half of 2000 and the first half of 2000, respectively. The Wireless Gas Tank Sensor and the Wireless Industrial Garage Door Opener projects were approximately 70% complete at the time of the valuation and the expected time frame for achieving these product releases was assumed to be 2001. The Wireless GPS was approximately 50% complete at the time of the valuation and the expected time frame for achieving this product release was assumed to be in the second half of 2000. The percentage complete calculations for all projects were estimated based on research and development expenses incurred to date and management estimates of remaining development costs. Significant remaining development efforts must be completed in the next 6 to 18 months in order for Voyager's projects to become implemented in a commercially viable timeframe. Management's cash flow and other assumptions utilized at the time of acquisition do not materially differ from historical pricing/licensing, margin, and expense levels of the Voyager group prior to acquisition.

     Approximately $0.5 million was attributed to core wireless technology and royalty revenue associated with the Wireless Water Meter Reading Device project.

     If these projects are not successfully developed, our future revenue and profitability may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

     The unaudited pro forma financial information for the nine months ended September 30, 2000 and 1999 is presented below (in thousands except per share information) as if Voyager had been acquired on January 1. Pro forma net income excludes the write-off of acquired in-process research and development of $1.6 million.

                                      Nine Months Ended September 30,
                                      --------------------------------
                                          2000              1999
                                      --------------    --------------
Revenues                              $     80,700      $     54,108
Net income                            $      9,502      $      4,605
Diluted net income per share          $       0.46      $       0.36

4.   CONTINGENCIES:

     As of September 30, 2000 and December 31, 1999, we had accrued royalties of approximately $10.8 million and $7.9 million, respectively. We entered into royalty agreements in fiscal 1999 and 1998 and continue to negotiate royalty agreements with several other third parties. Accordingly, we have accrued our best estimate of the amount of royalties payable based on royalty agreements already signed or in negotiation, as well as advice from third party technology advisors. Should the final agreements result in royalty rates significantly different from these assumptions, our business, operating results and financial condition could be materially and adversely affected.

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

     On March 15, 2000, we filed a motion to dismiss ESS's third amended complaint. ESS responded on March 31, 2000 and we filed reply papers on April 6, 2000. A case management conference was held on April 21, 2000. The motion was denied on July 3, 2000. The judge ordered that discovery proceed only on the issue of whether we license our patents on a reasonable and non-discriminatory basis. This initial discovery period is scheduled to end on April 13, 2001, pursuant to a stipulation and order in the case. During this period of time, the parties will disclose experts and exchange expert reports on the above issue. A case management conference is scheduled to be held on April 20, 2001.

     On August 7, 2000, PCTEL filed counterclaims alleging that ESS infringes the five PCTEL patents that are the subject of ESS's complaint. In addition, on October 3, 2000, the parties stipulated to permit us to amend our counterclaims to include claims that ESS infringes three additional PCTEL patents. Our eight patent infringement claims will be litigated, if necessary, only after the issue of whether we license our patents on a reasonable and non-discriminatory basis is resolved.

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

     On August 9, 2000, we filed a complaint for patent infringement in the United States District Court, District of Delaware against Smart Link Ltd. and Smart Link Technologies, Inc. (collectively, "Smart Link"). Our complaint alleges that Smart Link infringed four of our patents. On August 18, 2000, we amended our complaint to claim that Smart Link's infringement was willful.

     On September 18, 2000, Smart Link answered our amended complaint and counterclaimed against us. Smart Link's answer denied our allegations of infringement. Smart Link's counterclaims seek declaratory relief that the asserted PCTEL patents are invalid and not infringed. Smart Link also counterclaims for tortuous interference with a business relation. On October 10, 2000, we replied to Smart Link's counterclaims and moved to strike portions of Smart Link's answer.

     On August 25, 2000, Smart Link Ltd. filed a complaint in the United States District Court, District of Massachusetts. Smart Link Ltd.'s complaint alleges that we infringe two of Smart Link Ltd.'s patents. On October 11, 2000, we answered Smart Link Ltd.'s complaint and counterclaimed against Smart Link Ltd. and Smart Link Technologies, Inc. Our answer denies Smart Link Ltd.'s allegations of infringement. Our counterclaims seek declaratory relief that the asserted Smart Link patents are invalid and not infringed. Our counterclaims also allege that Smart Link infringes one of our patents.

     Due to the nature of litigation generally and because the lawsuits brought by Smart Link are still in the pleading stage, we cannot ascertain the outcome of the final resolution of the lawsuits, the availability of injunctive relief or other equitable remedies, or estimate the total expenses, possible damages or settlement value, if any, that we may ultimately incur in connection with Smart Link's lawsuits. These litigations could be time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigations. We believe that it is unlikely these litigations will have a material adverse effect on our financial position or results of operations. We are vigorously contesting, and intend to continue to vigorously contest, all of Smart Link's claims.

     On September 14, 2000, we filed a complaint Under Section 337 of the Tariff Act of 1930, as Amended with the United States International Trade Commission ("ITC"). Our complaint requested that the ITC commence an investigation into whether Smart Link and ESS are engaged in unfair trade practices by selling for importation into the United States, directly or indirectly importing into the United States, or selling in the United States after importation devices which infringe our patents. Four of our patents are asserted against Smart Link and two of those four patents are asserted against ESS. A supplemental complaint was filed on October 3, 2000.

     On October 11, 2000, the ITC voted to institute an investigation into our complaint. On October 18, 2000, notice of the ITC investigation was published in the Federal Register. ESS responded to our complaint on October 31, 2000. Smart Link has until November 7, 2000 to respond to our complaint. Discovery is currently underway. By order of the administrative law judge, the ITC investigation is to be completed by December 18, 2001.

     We are contesting the case vigorously and intend to continue to do so. We are not able to predict the outcome of this matter.

     PCTEL is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on our financial position, liquidity or results of operations.


5.   AMORTIZATION OF DEFERRED COMPENSATION:

     In connection with the grant of stock options to employees prior to our initial public offering, we have recorded deferred compensation representing the difference between the exercise price and deemed fair market value of our common stock on the date these stock options were issued.

     For the quarters and nine months ended September 30, 2000 and 1999, amortization of deferred compensation (in thousands) relates to the following functional categories:

                                               Three Months Ended                        Nine Months Ended
                                                  September 30,                            September 30,
                                         -----------------------------------    ------------------------------------
                                              2000                1999               2000                 1999
                                         ---------------     ---------------    ----------------     ---------------
Research and development                 $         70        $         79       $         222        $        143
Sales and marketing                                73                  79                 229                 154
General and administrative                        177                 129                 546                 154
                                         ------------        ------------       -------------        ------------
                                         $        370        $        287       $         997        $        451
                                         ============        ============       =============        ============

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

     From our inception in February 1994 through the end of 1995, we were a development stage company primarily engaged in product development, product testing and the establishment of strategic relationships with customers and suppliers. From December 31, 1995 to September 30, 2000, our total headcount increased from 18 to 188. We first recognized revenue on product sales in the fourth quarter of 1995, and became profitable in 1996, our first full year of product shipments. Revenues increased from $16.6 million in 1996 to $24.0 million in 1997, $33.0 million in 1998 and $76.3 million in 1999. Revenues for the nine months ended September 30, 2000 were $80.5 million.

     We sell soft modems to manufacturers and distributors principally in Asia through our sales personnel, independent sales representatives and distributors. Our sales to manufacturers and distributors in Asia were 99%, 76% and 77% of our total sales for the years ended 1999, 1998 and 1997, respectively, 92% and 98% for the nine months ended September 30, 2000 and 1999, respectively, and 86% and 99% for the three months ended September 30, 2000 and 1999, respectively. The predominance of our sales is in Asia because our customers are primarily motherboard and modem manufacturers, and the majority of these manufacturers are located in Asia. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards that they purchase from the board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Industry statistics indicate that approximately two-thirds of modems manufactured in Asia are sold in North America.

     We recognize revenues from product sales to customers upon shipment, except sales to distributors which are recognized only when distributors have sold the product to the end user. We provide for estimated sales returns and rebate allowances related to sales to OEMs at the time of shipment . We recognize revenues from non-recurring engineering contracts as contract milestones are achieved. Revenues from technology licenses are recognized after delivery has occurred and the amount is fixed and determinable, generally based upon the contract's nonrefundable payment terms. To the extent there are extended payment terms on these contracts, revenue is recognized as the payments become due and the cancellation privilege lapses. To date, the Company has not offered post-contract customer support. Customer payment terms generally range from letters of credit collectible upon shipment to open account payable 60 days after shipment.

Results of Operations

Three and nine months ended September 30, 2000 and 1999 (All amounts in tables are in thousands, except percentages)

Revenues
------------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                    2000               1999               2000               1999
                                             ----------------   -----------------   ----------------   -----------------
 Revenues...............................         $  28,885          $  20,190          $  80,529          $  53,236
 % change from year ago period..........              43.1%                                 51.3%
------------------------------------------------------------------------------------------------------------------------

     Our revenues primarily consist of product sales of soft modems to board manufacturers and distributors in Asia. Revenues increased $8.7 million for the three months ended September 30, 2000 compared to the same period in 1999. Revenues for the nine months ended September 30, 2000 increased $27.3 million compared to the same period in 1999. These increases were attributable to increased units sold to tier-one OEMs such as Compaq Corporation, Intel Corporation, Fujitsu Limited and NEC Corporation and to a lesser extent, increased license revenues recognized in the three months ended September 30, 2000. The increase in sales volume was partly offset by downward pressure on average selling prices and sales discounts to customers. Our average selling prices decreased from September 30, 1999 to September 30, 2000, mainly due to the downward pricing pressure which is commonly seen in the industry. However, we believe this decrease in selling prices has generated the increase in sales volume.


Gross Profit

------------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                   2000                1999               2000               1999
                                             -----------------   ----------------   ----------------   ----------------
 Gross profit.............................   $     13,571           $  9,750           $   37,851          $  25,799
 Percentage of revenues...................           47.0%              48.3%                47.0%              48.5%
 % change from year ago period............           39.2%                                   46.7%
------------------------------------------------------------------------------------------------------------------------

     Cost of revenues consists primarily of chip sets we purchase from third party manufacturers and also includes amortization of intangibles related to the Communications Systems Division acquisition, accrued intellectual property royalties, cost of operations, provision for inventory obsolescence and distribution costs.

     Gross profit increased $3.8 million for the three months ended September 30, 2000 compared to the same period last year due to increased volume, partially offset by a decline in the per-unit average gross profit. Gross profit as a percentage of revenue decreased from 48.3% for the three months ended September 30, 1999 to 47.0% for the three months ended September 30, 2000 because of a shift to higher volume, lower margin sales to OEMs and, generally, average selling prices decreased faster than the rate of cost reductions. On the other hand, higher-margin license revenues favorably impacted gross margins during the quarter, partially offsetting the decrease from average selling prices.

     Gross profit increased $12.1 million for the nine months ended September 30, 2000 over the same period in 1999 but decreased as a percentage of revenue from 48.5% to 47.0% for primarily the same reasons discussed above.


Research and Development

------------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                   2000               1999               2000               1999
                                               -------------       -------------      -------------      ---------------
 Research and development....................    $  3,900           $  2,732           $ 11,609           $  7,155
 Percentage of revenues......................        13.5%              13.5%              14.4%              13.4%
 % change from year ago period...............        42.8%                                 62.3%
------------------------------------------------------------------------------------------------------------------------

     Research and development expenses include compensation costs for software and hardware development, prototyping, certification and pre-production costs. We expense all research and development costs as incurred.

     Research and development expenses increased $1.2 million for the three months ended September 30, 2000 compared to the same period in 1999 as we continue to invest heavily in the development of the G.Lite, G.DMT, wireless and embedded modems, as well as a V.92 upgrade. Research and development headcount increased from 64 to 73 from September 30, 1999 to September 30, 2000. As a percentage of revenues, research and development expenses remained at the same level for the three months ended September 30, 2000 compared to the same period in 1999.

     Research and development expenses increased $4.5 million for the nine months ended September 30, 2000 compared to the same period in 1999 for the same reasons discussed above. Approximately 66% of all research and development expenses are payroll related. We expect that our research and development expenses will increase because we intend to hire additional personnel and continue to develop new products, although our research and development expenses as a percentage of revenues is expected to decrease as our revenues are expected to increase at a greater rate than our expenses.


Sales and Marketing

------------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                   2000                1999               2000               1999
                                              ----------------    ---------------   ----------------   -----------------
 Sales and marketing.........................    $  3,660           $  2,609           $  10,385          $  7,554
 Percentage of revenues......................        12.7%              12.9%               12.9%             14.2%
 % change from year ago period...............        40.3%                                  37.5%
------------------------------------------------------------------------------------------------------------------------

     Sales and marketing expenses consist primarily of personnel costs, sales commissions and marketing costs. Sales commissions payable to our distributors are recognized when our products are "sold through" from the distributors to end users so that the commission expense is matched with related recognition of revenues. Marketing costs include promotional goods, public relations and trade shows.

     Sales and marketing expenses increased $1.1 million but decreased slightly as a percentage of revenues for the three months ended September 30, 2000 compared to the same period in 1999. The increase reflects the increased costs to support higher sales and the addition of sales and marketing personnel to develop new accounts and drive new product development and product launches. Sales and marketing headcount increased from 48 to 65 from September 30, 1999 to 2000. The production of collateral sales materials, travel costs, public relation costs, trade shows, sales programs and press tours also increased from a year ago.

     Sales and marketing expenses increased $2.8 million but decreased as a percentage of revenues for the nine months ended September 30, 2000 compared to the same period in the prior year. The increase in expenses is due to the increase in headcount, as well as the production of collateral sales materials, additional travel costs, public relation costs, trade shows, sales programs and press tour.


General and Administrative

-------------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                    2000               1999               2000               1999
                                              ---------------     ---------------    ---------------    -----------------
 General and administrative..................    $  2,191           $  1,571           $  5,669           $  3,634
 Percentage of revenues......................         7.6%               7.8%               7.0%               6.8%
 % change from year ago period...............        39.4%                                 56.0%
-------------------------------------------------------------------------------------------------------------------------


     General and administrative expenses include costs associated with our general management and finance functions as well as professional service charges, such as legal, tax and accounting fees. Other general expenses include rent, insurance, utilities, travel and other operating expenses to the extent not otherwise allocated to other functions.

     General and administrative expenses increased $620,000 for the three months ended September 30, 2000 compared to the same period in 1999 and $2.0 million for the nine months ended September 30, 2000 compared to the same period in 1999. The increase was primarily due to our increase in staffing and related infrastructure to support our continued growth and the increased legal costs associated with the patent infringement litigation against Smart Link and ESS. As a percentage of revenues, general and administrative expenses remained approximately at the same level for the three and nine months ended September 30, 2000 compared to the same periods in 1999. General and administrative headcount increased from 17 to 32 from September 30, 1999 to September 30, 2000.


Acquired In-Process Research and Development

----------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                   2000                1999               2000               1999
                                               --------------      -------------      -------------      -------------
 Acquired in-process research and development    $    --            $    --            $  1,600           $    --
 Percentage of revenues......................         -- %               -- %               2.0%               -- %
----------------------------------------------------------------------------------------------------------------------

     As explained in Note 3 of the consolidated condensed financial statements, on February 24, 2000, we completed the acquisition of Voyager Technologies, Inc., ("Voyager"), a provider of personal connectivity and internet access technology. It was determined that $1.6 million of the purchase price was related to in-process research and development, which was immediately expensed in the first quarter of 2000.


Amortization of Deferred Compensation

----------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                   2000               1999               2000               1999
                                               -------------       -------------      -------------      -------------
 Amortization of deferred compensation ......    $    320            $   287           $    997           $    451
 Percentage of revenues......................         1.1%               1.4%               1.2%               0.8%
 % change from year ago period...............        11.5%                                121.1%
----------------------------------------------------------------------------------------------------------------------

     In connection with the grant of stock options to employees prior to our initial public offering, we have recorded deferred compensation representing the difference between the exercise price and deemed fair market value of our common stock on the date these stock options were issued.

     The amortization of deferred compensation increased $33,000 for the three months ended September 30, 2000 compared to the same period in 1999 primarily due to a higher deemed fair market value of our stock and additional stock options granted to new employees prior to the initial public offering.

     The amortization of deferred compensation increased $546,000 for the nine months ended September 30, 2000 compared to the same period in 1999 for the reasons discussed above. We expect that the amortization of deferred compensation to remain at approximately $320,000 per quarter through the third quarter of 2003.


Other Income, Net

----------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                    2000               1999               2000               1999
                                               -------------       -------------      -------------      -------------
 Other income (expense), net.................    $  2,008           $   (155)          $  5,166           $   (747)
 Percentage of revenues......................         7.0%              (0.8)%              6.4%              (1.4)%
 % change from year ago period...............         N/A                                   N/A
----------------------------------------------------------------------------------------------------------------------

     Other income, net, consists of interest income, net of interest expense. Interest income is expected to fluctuate over time. Other income, net, increased $2.2 million for the three months ended September 30, 2000 compared to the same period in 1999 primarily due to interest earned from the proceeds from the initial public offering and secondary public offering proceeds and the elimination of interest expense on the loan that we used to acquire Communications Systems Division.

     Other income, net, increased $5.9 million for the nine months ended September 30, 2000 compared to the same period in 1999 primarily for the same reasons discussed above.


Provision for Income Taxes

-----------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                   2000               1999               2000               1999
                                              --------------      ---------------    ---------------    ---------------
 Provision for income taxes..................    $  1,319           $   717            $  3,033           $  1,875
 Effective tax rate..........................        28.1%             30.0%               27.7%              30.0%
-----------------------------------------------------------------------------------------------------------------------

     Provision for income taxes increased for the three months ended September 30, 2000 over the same period in 1999 due to higher taxable income. The effective tax rate decreased from 30.0% a year ago to 28.1%

     We have $5.8 million in deferred tax assets as of September 30, 2000. We believe that our effective tax rate will continue to be below the statutory tax rate of 35% due to international sales and profits through our wholly owned subsidiaries, which are taxed at rates below the statutory tax rate in the U.S.


Liquidity and Capital Resources

--------------------------------------------------------------------------------------------------------------------
                                                                                    Nine Months         Nine Months
                                                                                       Ended               Ended
                                                                                   September 30,       September 30,
                                                                                        2000                1999
                                                                                   -------------       -------------
 Net cash provided by operating activities......................................     $   7,410           $  14,969
 Net cash used in investing activities..........................................     $  (7,798)          $  (8,307)
 Net cash provided by (used in) financing activities............................     $  32,171           $  (1,639)
 Cash, cash equivalents and short-term investments at the end of period.........     $ 131,699           $  25,067
 Working capital at the end of period...........................................     $ 131,029           $  16,827
--------------------------------------------------------------------------------------------------------------------

     For the nine months ended September 30, 2000, net cash provided by operating activities was $7.4 million. Net cash used in investing activities for the nine months ended September 30, 2000 consists of the acquisition of Voyager Technologies, purchases of property and equipment and purchase of short-term investments. Net cash provided by financing activities for the nine months ended September 30, 2000 consisted of proceeds from issuance of common stock associated with the secondary public offering and proceeds from stock option exercises and shares issued through the employee stock purchase plan.

     As of September 30, 2000, we had $131.7 million in cash, cash equivalents and short-term investments, and working capital of $131.0 million.

     Accounts receivable, as measured in days sales outstanding ("DSO"), were 57 days at September 30, 2000 compared to 26 days at December 31, 1999. Collection terms on our sales to tier one customers are generally due 60 days after shipment, which is standard for our industry. As sales to tier one customers increase, we expect DSO to increase as compared to prior periods where sales to smaller customers with payment terms of 45 days or less were proportionately greater. However, DSO at December 31, 1999 was abnormally low primarily due to increased cash collection efforts prior to the year-end holiday period, partially offset by the increase in sales to tier one customers.

     We believe that our existing sources of liquidity will be sufficient to meet our working capital and anticipated capital expenditure requirements for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes, and we may seek, even before that time, to raise additional funds through public or private equity or debt financing or from other sources. Additional financing may not be available at all, and if it is available, the financing may not be obtainable on terms acceptable to us or that are not dilutive to our stockholders.

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

     Our sales are concentrated among a limited number of customers. If we were to lose one or more of these customers, or if one or more of these customers were to delay or reduce purchases of our products, our sales revenues may decrease. For the nine months ended September 30, 2000, approximately 71% of our revenues were generated by five of our customers with one customer representing 33% of revenues. These customers may in the future decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, because:

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

     Our sales to customers located in Asia accounted for 92% of our total revenues for the nine months ended September 30, 2000. The predominance of our sales is in Asia, mostly in Taiwan and China, because our customers are primarily motherboard or modem manufacturers that are located there. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards, the main printed circuit board containing the central processing unit of a computer system, that they purchase from board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Due to the industry wide concentration of modem manufacturers in Asia, we believe that a high percentage of our future sales will continue to be concentrated with Asian customers. As a result, our future operating results could be uniquely affected by a variety of factors outside of our control, including:

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

     Product sales in the connectivity industry have been characterized by continuing erosion of average selling prices. Price erosion experienced by any company can cause revenues and gross margins to decline. The average selling price of our products has decreased by approximately 65% from October 1995 to September 30, 2000. We expect this trend to continue.

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

     We derive a significant portion of our sales from our software-based connectivity products. We expect margins on newly introduced products generally to be higher than our existing products. However, due in part to the competitive pricing pressures that affect our products and in part to increasing component and manufacturing costs, we expect margins from both existing and future products to decrease over time. In addition, licensing revenues from our products historically have provided higher margins than our product sales. Changes in the mix of products sold and the percentage of our sales in any quarter attributable to products as compared to licensing revenues will cause our quarterly results to vary and could result in a decrease in gross margins and net income.

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

     Our success is heavily dependent upon our proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting our proprietary rights may not be adequate. We hold a total of 43 patents, a number of which cover technology that is considered essential for International Telecommunications Union standard communications solutions, and also have 27 additional patent applications pending or filed. These patents may never be issued. These patents, both issued and pending, may not provide sufficiently broad protection against third party infringement lawsuits or they may not prove enforceable in actions against alleged infringers.

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

     We have received, and may receive in the future, communications from third parties asserting that our products infringe on their intellectual property rights, that our patents are unenforceable or that we have inappropriately licensed our intellectual property to third parties. These claims could affect our relationships with existing customers and may prevent potential future customers from purchasing our products or licensing our technology. Because we depend upon a limited number of products, any claims of this kind, whether they are with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. In the event that we do not prevail in litigation, we could be prevented from selling our products or be required to enter into royalty or licensing agreements on terms which may not be acceptable to us. We could also be prevented from selling our products or be required to pay substantial monetary damages. Should we cross license our intellectual property in order to obtain licenses, we may no longer be able to offer a unique product. Other than the ESS Technology and Smart Link lawsuits described elsewhere in the notes to the financial statements, no material lawsuits relating to intellectual property are currently filed against us.

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

     The connectivity device market is intensely competitive. We may not be able to compete successfully against current or potential competitors. Our current competitors include Conexant, ESS Technology, Lucent Technologies, Motorola, Smart Link, Broadcom, Texas Instrument, Centillium Communications, Metalink, Globespan and Virata. We expect competition to increase in the future as current competitors enhance their product offerings, new suppliers enter the connectivity device market, new communication technologies are introduced and additional networks are deployed.

     We may in the future also face competition from other suppliers of products based on host signal processing technology or on new or emerging communication technologies, which may render our existing or future products obsolete or otherwise unmarketable. We believe that these competitors may include Alcatel, Analog Devices, Aware, Efficient Networks, IteX and Terayon Communications.

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

     We intend to hire a significant number of additional engineering, sales, support, marketing and finance personnel in the future. Competition for personnel, especially engineers and marketing and sales personnel in Silicon Valley, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of September 30, 2000, we employed a total of 73 people in our engineering department, over half of whom have advanced degrees. In the past we have experienced difficulty in recruiting qualified engineering personnel, especially developers, on a timely basis. If we are not able to hire at the levels that we plan, our ability to continue to develop products and technologies responsive to our markets will be impaired.

We have experienced significant growth in our business in recent periods and failure to manage our growth could strain our management, financial and administrative resources.

     Our ability to successfully sell our products and implement our business plan in rapidly evolving markets requires an effective management planning process. Future expansion efforts could be expensive and put a strain on our management by significantly increasing the scope of their responsibilities and resources by increasing the number of people using them. We have increased, and plan to continue to increase, the scope of our operations at a rapid rate. Our headcount has grown and will continue to grow substantially. Our headcount increased from 95 at December 31, 1998 to 188 at September 30, 2000. In addition, we expect to continue to hire a significant number of new employees. To effectively manage our growth, we must maintain and enhance our financial and human resources systems and controls, integrate new personnel and manage expanded operations.

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

PCTEL, Inc.

Part II.  Other Information
For the Three and Nine months Ended September 30, 2000

================================================================================





Item 1    Legal Proceedings:

          See Note 4 of Notes to the Consolidated Condensed Financial
          Statements.

Item 2    Changes in Securities and Use of Proceeds: None.

Item 3    Defaults upon Senior Securities: None.

Item 4    Submission of Matters to a Vote of Security Holders: None.

Item 5    Other Information: None.

Item 6    Exhibits and Reports on Form 8-K:

          (a)      Exhibits

          Exhibit
          Number                     Description
          ------                     -----------

          27.1 Financial Data Schedule for the nine months ended September 30, 2000.

________________

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PCTEL, Inc.
                                A Delaware Corporation
                                (Registrant)



November 14, 2000               /s/ Andrew Wahl
                                -------------------------------------------
                                Andrew Wahl
                                Vice President, Finance and Chief Financial
                                Officer (principal financial and accounting
                                officer)

                                 EXHIBIT INDEX


     27.1       Financial Date Schedule