Form 10-Q/A
period 2000-09-30
PC TEL INC
filed 2001-02-08
CIK 1057083

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 -------------

                                   Form 10-Q/A

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

================================================================================

This Form 10-Q/A is filed to include additional discussion in Note 4. to the consolidated condensed financial statements with respect to accrued royalties. Additionally, Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised to include additional discussion of the impact on revenues and gross profit of unused discount commitments to customers and to expand the risk factor disclosure of possible loss settlements in excess of the royalty accrual.

================================================================================

                                  PCTEL, Inc.

                                  Form 10-Q/A
                   For the Quarter Ended September 30, 2000

                                                                                                         Page
                                                                                                         ----
Part I.      Financial Information

Item 1       Financial Statements

             Consolidated Condensed Balance Sheets
             as of September 30, 2000 (unaudited) and December 31, 1999                                  4

             Consolidated Condensed Statements of Operations (unaudited)
             for the three and nine months ended September 30, 2000 and 1999                             5

             Consolidated Condensed Statements of Cash Flows (unaudited)
             for the nine months ended September 30, 2000 and 1999                                       6

             Notes to the Consolidated Condensed Financial Statements (unaudited)                        7

Item 2       Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                      16

Item 3       Quantitative and Qualitative Disclosures About Market Risk                                 29



Part II.     Other Information

Item 1       Legal Proceedings                                                                          30

Item 2       Changes in Securities and Use of Proceeds                                                  30

Item 3       Defaults Upon Senior Securities                                                            30

Item 4       Submission of Matters to a Vote of Security Holders                                        30

Item 5       Other Information                                                                          30

Item 6       Exhibits and Reports on Form 8-K                                                           30

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  PCTEL, Inc.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (in thousands, except share information)

                                                                                      September 30,            December 31,
                                                                                          2000                    1999
                                                                                     --------------          ---------------
                                                                                      (Unaudited)
                                                         ASSETS
Current Assets:
       Cash and cash equivalents                                                   $         76,488        $          44,705
       Short-term investments                                                                55,211                   53,585
       Accounts receivable, net                                                              18,168                    6,555
       Inventories, net                                                                       8,771                    5,741
       Prepaid expenses and other assets                                                      1,829                    2,422
       Deferred tax asset                                                                     3,455                    3,211
                                                                                   ----------------        -----------------
              Total current assets                                                          163,922                  116,219

Property and Equipment, net                                                                   4,557                    3,099
Goodwill and Other Intangible Assets, net                                                    21,408                    8,649
Deferred Tax Asset                                                                            2,365                    2,365
Other Assets                                                                                    340                      273
                                                                                   ----------------        -----------------
TOTAL ASSETS                                                                       $        192,592        $         130,605
                                                                                   ================        =================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                            $          7,634        $           7,140
       Accrued royalties                                                                     10,827                    7,868
       Income taxes payable                                                                   4,251                    3,290
       Accrued liabilities                                                                   10,181                    8,029
                                                                                   ----------------        -----------------
              Total current liabilities                                                      32,893                   26,327
                                                                                   ----------------        -----------------
Stockholders' Equity:
     Common stock, $0.001 par value, 50,000,000 shares authorized; 18,540,805 and 16,560,335 shares issued and outstanding at September 30, 2000 and
         December 31,1999, respectively                                                          19                       17
       Additional paid-in capital                                                           145,287                   99,334
       Deferred compensation                                                                 (3,325)                  (4,856)
       Retained earnings                                                                     17,746                    9,849
       Accumulated other comprehensive loss                                                     (28)                     (66)
                                                                                   ----------------        -----------------
              Total stockholders' equity                                                    159,699                  104,278
                                                                                   ----------------        -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $        192,592        $         130,605
                                                                                   ================        =================


   The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  PCTEL, Inc.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (in thousands, except per share information)
                                  (Unaudited)

                                                                       Three Months Ended              Nine Months Ended
                                                                         September 30,                   September 30,
                                                                   ---------------------------    ----------------------------
                                                                          2000           1999            2000            1999
                                                                   ------------   ------------    ------------   -------------

Revenues                                                           $    28,885    $   20,190    $    80,529   $     53,236
Cost of Revenues                                                        15,314        10,440         42,678         27,437
                                                                   -----------    ----------    -----------   ------------
Gross Profit                                                            13,571         9,750         37,851         25,799
                                                                   -----------    ----------    -----------   ------------
Operating Expenses:
      Research and development                                           3,900         2,732         11,609          7,155
      Sales and marketing                                                3,660         2,609         10,385          7,554
      General and administrative                                         2,191         1,571          5,669          3,634
      Acquired in-process research and development                           -             -          1,600              -
      Amortization of goodwill                                             811             -          1,827              -
      Amortization of deferred compensation (See Note 5)                   320           287            997            451
                                                                   -----------    ----------    -----------   ------------
           Total operating expenses                                     10,882         7,199         32,087         18,794
                                                                   -----------    ----------    -----------   ------------
Income from Operations                                                   2,689         2,551          5,764          7,005
Other Income, net:
      Interest income (expense), net                                     2,008          (155)         5,166           (747)
                                                                   -----------    ----------    -----------   ------------
Income Before Provision for Income Taxes                                 4,697         2,396         10,930          6,258
Provision for Income Taxes                                               1,319           717          3,033          1,875
                                                                   -----------    ----------    -----------   ------------
Net Income                                                         $     3,378    $    1,679    $     7,897   $      4,383
                                                                   ===========    ==========    ===========   ============

Basic earnings per share                                           $      0.18    $      0.67   $      0.45   $       1.78
Shares used in computing basic earnings per share                       18,441          2,512        17,745          2,462

Diluted earnings per share                                         $      0.16    $      0.12   $      0.38   $       0.34
Shares used in computing diluted earnings per share                     20,561         13,438        20,638         12,858



       The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  PCTEL, Inc.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                   --------------   ---------------
                                                                                        2000              1999
                                                                                   --------------   ---------------
Cash Flows from Operating Activities:

   Net income                                                                      $        7,897     $       4,383
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Acquired in-process research and development                                       1,600                 -
         Depreciation and amortization                                                      4,610             2,029
         Amortization of deferred debt costs                                                    -               233
         Provision for allowance for doubtful accounts                                        902             3,915
         Provision for excess and obsolete inventories                                        276                 5
         Increase in deferred tax asset                                                         -              (634)
         Amortization of deferred compensation                                                997               451
   Changes in operating assets and liabilities, net of acquisitions:
         (Increase) decrease in accounts receivable                                       (11,940)            2,969
         (Increase) in inventories                                                         (3,305)           (2,616)
         (Increase) decrease in prepaid expenses and other assets                             533            (1,230)
         (Decrease) increase in accounts payable                                              492              (932)
         Increase in accrued royalties                                                      2,959             1,990
         Increase in income taxes payable                                                     960               506
         Increase in accrued liabilities                                                    1,429             3,900
                                                                                   --------------     -------------

Net Cash Provided by Operating Activities                                                   7,410            14,969
                                                                                   --------------     -------------

Cash Flows from Investing Activities:

   Capital expenditures for property and equipment                                         (2,563)           (1,251)
   Purchase of Voyager Technologies, net of cash acquired                                  (3,648)                -
   Sale (purchase) of available-for-sale investments, net                                  (1,587)           (7,056)
                                                                                   --------------     -------------

Net Cash Used in Investing Activities                                                      (7,798)           (8,307)
                                                                                   --------------     -------------

Cash Flows from Financing Activities:

   Proceeds from issuance of common stock                                                  33,181               163
   Costs incurred related to issuance of common stock                                      (1,010)             (468)
   Principal payments on capital lease obligations                                              -               (24)
   Principal payments on notes payable                                                          -            (1,310)
                                                                                   --------------     -------------
Net Cash Provided by (Used in) Financing Activities                                        32,171            (1,639)
                                                                                   --------------     -------------

Net increase in cash and cash equivalents                                                  31,783             5,023

Cash and cash equivalents, beginning of period                                             44,705            12,988
                                                                                   --------------     -------------
Cash and cash equivalents, end of period                                           $       76,488     $      18,011
                                                                                   ==============     =============

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

Revenue Recognition

     Revenues consist primarily of sales of products to original equipment manufacturers ("OEMs") and distributors. Revenues from sales to OEMs are recognized upon shipment. We provide for estimated sales return and rebate allowances related to sales to OEMs at the time of shipment. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to end users. Customer payment terms generally range from letters of credit collectible upon shipment to open account payable 60 days after shipment.

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

     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earning per share for the three and nine months ended September 30, 2000 and 1999, respectively (in thousands, except per share information):

                                                                     Three Months Ended           Nine Months Ended
                                                                       September 30,                September 30,
                                                                  ------------------------     -----------------------
                                                                        2000          1999           2000         1999
                                                                  ----------    ----------     ----------   ----------
                                                                        (Unaudited)                  (Unaudited)
Net income                                                        $    3,378    $    1,679     $    7,897   $    4,383
                                                                  ==========    ==========     ==========   ==========

Basic earnings per share:
     Weighted average common shares outstanding                       18,441         2,512         17,745        2,462
                                                                  ----------    ----------     ----------   ----------

Basic earnings per share                                          $     0.18    $     0.67     $     0.45   $     1.78
                                                                  ==========    ==========     ==========   ==========

Diluted earnings per share:
     Weighted average common shares outstanding                       18,441         2,513         17,745        2,462
     Weighted average common stock option grants and
     outstanding warrants                                              2,120         2,414          2,893        1,885
     Weighted average preferred stock outstanding                          -         8,511              -        8,511
                                                                  ----------    ----------     ----------   ----------
     Weighted average common shares and common stock
     equivalents outstanding                                          20,561        13,438         20,638       12,858
                                                                  ----------    ----------     ----------   ----------

Diluted earnings per share                                        $     0.16    $     0.12     $     0.38   $     0.34
                                                                  ==========    ==========     ==========   ==========

Industry Segment, Customer and Geographic Information

     We are organized based upon the nature of the products we offer. Under this organizational structure, we operate in one segment, that segment being software-based modems using host signal processing technology. We market our products worldwide through our sales personnel, independent sales representatives and distributors.

     Our sales to customers outside of the United States, as a percentage of revenues are as follows:

                                                                    Three Months Ended         Nine Months Ended
                                                                      September 30,              September 30,
                                                                  -------------------        -------------------
                                                                    2000         1999          2000         1999
                                                                  ------       ------        ------       ------
                                                                       (Unaudited)                (Unaudited)
     Taiwan                                                           50%          22%           53%          28%
     China (Hong Kong)                                                32           74            35           51
     Rest of Asia                                                      4            3             4           19
                                                                  ------       ------        ------       ------

                                                                      86%          99%           92%          98%
                                                                  ======       ======        ======       ======

     Sales to our major customers representing greater than 10% of revenues are as follows:

                                 Three Months Ended         Nine Months Ended
                                   September 30,              September 30,
                                 ------------------         -----------------
     Customer                    2000         1999          2000         1999
     --------                    ----         ----          ----         ----
                                    (Unaudited)                (Unaudited)

     A                             16%          12%           13%           9%
     B                              8%          --%           11%          --%
     C                             32%          65%           33%          51%

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

          Fair value of 237,272 shares of our common stock                        $   11,802
          Fair value of options for 49,056 shares of our common stock                  2,504
          Cash                                                                         2,065
          Settlement of outstanding claim                                              1,500
          Acquisition costs                                                              699
                                                                                  ----------
                Estimated total purchase price                                        18,570
          Less:  Net assets acquired                                                    (762)
                                                                                  ----------
                Estimated acquired intangibles                                    $   17,808
                                                                                  ==========

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

                                                         Nine Months Ended
                                                            September 30,
                                                 -------------------------------
                                                     2000               1999
                                                 ------------       ------------
Revenues                                         $     80,700       $     54,108
Net income                                       $      9,502       $      4,605
Diluted net income per share                     $       0.46       $       0.36

4.   CONTINGENCIES:

     The Company records an accrual for estimated future royalty payments in accordance with SFAS No. 5, "Accounting for Contingencies." The estimated royalties accrual reflects management's broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements and/or ongoing royalties based upon our judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. We have accrued our estimate of the amount of royalties payable for royalty agreements already signed, agreements that are in negotiation and unasserted but probable claims using advice from third party technology advisors and historical settlements. Should the final agreements result in royalty rates significantly different than our current estimates, our business, operating results and financial condition could be materially and adversely affected.

     As of September 30, 2000 and December 31, 1999, we had accrued royalties of approximately $10.8 million and $7.9 million, respectively. Of these amounts, approximately $1.2 million and $700,000 represent amounts accrued based upon signed royalty agreements as of September 30, 2000 and December 31, 1999, respectively. The remainder of accrued royalties represents management's estimate within a range of possible settlement losses as of each date presented. While management is unable to estimate the maximum amount of the range of possible settlement losses, we believe that it is possible that actual losses could exceed the amounts accrued as of each date presented.

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

     Due to the nature of litigation generally and because the lawsuit brought by ESS is still in the pleading stage, we cannot ascertain the outcome of the final resolution of the lawsuit, the availability of injunctive relief or other equitable remedies, or estimate the total expenses, possible damages or settlement value, if any, that we may ultimately incur in connection with ESS's suit. This litigation could be time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigation. However, we believe that we have valid defenses to this litigation, including the fact that other companies license these International Telecommunications Union-related patents from us on the same terms that are being challenged by ESS. We believe that it is unlikely this litigation will have a material adverse effect on our financial position or results of operations and, accordingly, have not accrued any amounts in the financial statements related to this claim. We are vigorously contesting, and intend to continue to vigorously contest, all of ESS's claims.

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

     Due to the nature of litigation generally and because the lawsuits brought by Smart Link are still in the pleading stage, we cannot ascertain the outcome of the final resolution of the lawsuits, the availability of injunctive relief or other equitable remedies, or estimate the total expenses, possible damages or settlement value, if any, that we may ultimately incur in connection with Smart Link's lawsuits. These litigations could be time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigations. We believe that it is unlikely these litigations will have a material adverse effect on our financial position or results of operations and, accordingly, have not accrued any amounts in the financial statements related to this claim. We are vigorously contesting, and intend to continue to vigorously contest, all of Smart Link's claims.

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

     For the quarters and nine months ended September 30, 2000 and 1999, amortization of deferred compensation (in thousands) relates to the following functional categories:

                                                  Three Months Ended                       Nine Months Ended
                                                    September 30,                            September 30,
                                         -----------------------------------    ------------------------------------
                                               2000                1999               2000                 1999
                                         ---------------     ---------------    ----------------     ---------------
Research and development                 $         70        $         79       $         222        $        143
Sales and marketing                                73                  79                 229                 154
General and administrative                        177                 129                 546                 154
                                         ---------------     ---------------    ----------------     ---------------
                                         $        370        $        287       $         997        $        451
                                         ===============     ===============    ================     ===============

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

Results of Operations

Three and nine months ended September 30, 2000 and 1999 (All amounts in tables are in thousands, except percentages)

Revenues
 -----------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                                September 30,       September 30,      September 30,      September 30,
                                                    2000                1999               2000                1999
                                               --------------      --------------    ---------------     --------------
Revenues....................................    $  28,885           $  20,190         $  80,529          $  53,236
 % change from year ago period..............         43.1%                                 51.3%
 -----------------------------------------------------------------------------------------------------------------------

     Our revenues primarily consist of product sales of soft modems to board manufacturers and distributors in Asia. Revenues increased $8.7 million for the three months ended September 30, 2000 compared to the same period in 1999. Revenues for the nine months ended September 30, 2000 increased $27.3 million compared to the same period in 1999. These increases were attributable to increased units sold to tier-one OEMs such as Compaq Corporation, Intel Corporation, Fujitsu Limited and NEC Corporation and to a lesser extent, increased license revenues recognized in the three months ended September 30, 2000. The increase in sales volume was partly offset by downward pressure on average selling prices and sales discounts to customers. Our average selling prices decreased from September 30, 1999 to September 30, 2000, mainly due to the downward pricing pressure which is commonly seen in the industry. However, we believe this decrease in selling prices has generated the increase in sales volume. Revenues for the three and nine months ended September 30, 2000 also reflect approximately $1.1 million of revenue recognized upon the expiration of unused discount commitments related to sales made in 1999.

Gross Profit
 -----------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                                September 30,       September 30,      September 30,      September 30,
                                                    2000               1999               2000               1999
                                               ---------------    ----------------   ----------------   ----------------
Gross profit................................    $  13,571          $  9,750           $  37,851          $  25,799
 Percentage of revenues......................        47.0%             48.3%               47.0%              48.5%
 % change from year ago period...............        39.2%                                 46.7%
 -----------------------------------------------------------------------------------------------------------------------

     Cost of revenues consists primarily of chip sets we purchase from third party manufacturers and also includes amortization of intangibles related to the Communications Systems Division acquisition, accrued intellectual property royalties, cost of operations, provision for inventory obsolescence and distribution costs.

     Gross profit increased $3.8 million for the three months ended September 30, 2000 compared to the same period last year due to increased volume, partially offset by a decline in the per-unit average gross profit. Gross profit as a percentage of revenue decreased from 48.3% for the three months ended September 30, 1999 to 47.0% for the three months ended September 30, 2000 because of a shift to higher volume, lower margin sales to OEMs and, generally, average selling prices decreased faster than the rate of cost reductions. However, partially offsetting the decrease in gross margin for the quarter were an increase in higher-margin license revenues and the expiration of $1.1 million of discount commitments, as discussed previously.

     Gross profit increased $12.1 million for the nine months ended September 30, 2000 over the same period in 1999 but decreased as a percentage of revenue from 48.5% to 47.0% for primarily the same reasons discussed above.


Research and Development
-----------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                   2000                1999               2000               1999
                                              --------------      --------------     --------------     ---------------
 Research and development....................  $  3,900            $  2,732           $ 11,609           $  7,155

 Percentage of revenues......................        13.5%              13.5%               14.4%             13.4%
 % change from year ago period...............        42.8%                                  62.3%
 --------------------------------------------------------------------------------------------------------------------

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


Sales and Marketing

-----------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                    2000               1999               2000               1999
                                               -------------       -------------      -------------      -------------
 Sales and marketing.........................    $  3,660           $  2,609           $  10,385          $  7,554
 Percentage of revenues......................        12.7%              12.9%               12.9%             14.2%
 % change from year ago period...............        40.3%                                  37.5%
-----------------------------------------------------------------------------------------------------------------------

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


General and Administrative

-------------------------------------------------------------------------------------------------------------------
                                                Three Months      Three Months       Nine Months       Nine Months
                                                   Ended              Ended             Ended             Ended
                                               September 30,      September 30,     September 30,     September 30,
                                                    2000              1999              2000              1999
                                               -------------      -------------     -------------     -------------
 General and administrative..................    $  2,191          $  1,571          $  5,669          $  3,634
 Percentage of revenues......................         7.6%              7.8%              7.0%              6.8%
 % change from year ago period...............        39.4%                               56.0%
-------------------------------------------------------------------------------------------------------------------

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


Acquired In-Process Research and Development

-----------------------------------------------------------------------------------------------------------------------
                                                   Three Months      Three Months       Nine Months       Nine Months
                                                       Ended             Ended             Ended             Ended
                                                   September 30,      September 30,     September 30,     September 30,
                                                        2000              1999              2000              1999
                                                   -------------      -------------     -------------     -------------
 Acquired in-process research and development...     $    --           $    --           $  1,600          $    --
 Percentage of revenues.........................          -- %              -- %              2.0%              -- %
-----------------------------------------------------------------------------------------------------------------------

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


Amortization of Deferred Compensation

-----------------------------------------------------------------------------------------------------------------------
                                                   Three Months      Three Months       Nine Months       Nine Months
                                                       Ended             Ended             Ended             Ended
                                                   September 30,      September 30,     September 30,     September 30,
                                                        2000              1999              2000              1999
                                                   -------------      -------------     -------------     -------------
 Amortization of deferred compensation .........     $    320           $    287           $    997          $    451
 Percentage of revenues.........................          1.1%               1.4%               1.2%              0.8%
 % change from year ago period..................         11.5%                                121.1%
-----------------------------------------------------------------------------------------------------------------------

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


Other Income, Net

-----------------------------------------------------------------------------------------------------------------------
                                                   Three Months       Three Months       Nine Months       Nine Months
                                                       Ended              Ended             Ended             Ended
                                                   September 30,      September 30,     September 30,     September 30,
                                                        2000              1999              2000              1999
                                                   -------------      -------------     -------------     -------------
 Other income (expense), net...................      $  2,008           $  (155)           $  5,166         $  (747)
 Percentage of revenues........................           7.0%             (0.8)%               6.4%           (1.4)%

 % change from year ago period...........           N/A              N/A
--------------------------------------------------------------------------------

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

Provision for Income Taxes
----------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                    2000               1999               2000               1999
                                               -------------       -------------      -------------      -------------
 Provision for income taxes..................    $  1,319           $   717            $  3,033           $  1,875
 Effective tax rate..........................        28.1%             30.0%               27.7%              30.0%
----------------------------------------------------------------------------------------------------------------------

     Provision for income taxes increased for the three months ended September 30, 2000 over the same period in 1999 due to higher taxable income. The effective tax rate decreased from 30.0% a year ago to 28.1%.

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

     Accounts receivable, as measured in days sales outstanding ("DSO"), were 57 days at September 30, 2000 compare to 26 days in December 31, 1999. Collection terms on our sales to tier one customers are generally due 60 days after shipment, which is standard for our industry. As sales to tier one customers increase, we expect DSO to increase as compared to prior periods where sales to smaller customers with payment terms of 45 days or less were proportionately greater. However, DSO at December 31, 1999 was abnormally low primarily due to increased cash collection efforts prior to the year-end holiday period, partially offset by the increase in sales to tier one customers.

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

     We have received, and may receive in the future, communications from third parties asserting that our products infringe on their intellectual property rights, that our patents are unenforceable or that we have inappropriately licensed our intellectual property to third parties. These claims could affect our relationships with existing customers and may prevent potential future customers from purchasing our products or licensing our technology. Because we depend upon a limited number of products, any claims of this kind, whether they are with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. In the event that we do not prevail in litigation, we could be prevented from selling our products or be required to enter into royalty or licensing agreements on terms which may not be acceptable to us. We could also be prevented from selling our products or be required to pay substantial monetary damages. Should we cross license our intellectual property in order to obtain licenses, we may no longer be able to offer a unique product. Other than the ESS Technology and Smart Link lawsuits described elsewhere in the notes to financial statements, no material lawsuits relating to intellectual property are currently filed against us.

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

We have accrued for negotiated license fees and estimated royalty settlements related to claims of patent infringement. If the actual settlements exceed the amounts accrued, additional losses could be significant, which would adversely affect future operating results.

     The Company records an accrual for estimated future royalty payments in accordance with SFAS No. 5, "Accounting for Contingencies." The estimated royalties accrual reflects management's broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements and/or ongoing royalties based upon our judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. Accordingly, the royalties accrual reflects estimated costs of settling claims rather than continuing to defend our legal positions, and is not intended to be, nor should it be interpreted as, an admission of infringement of intellectual property, valuation of damages suffered by any third parties or any specific terms that management has predetermined to agree to in the event of a settlement offer. We have accrued our estimate of the amount of royalties payable for royalty agreements already signed, agreements that are in negotiation and unasserted but probable claims using advice from third party technology advisors and historical settlements. Should the final agreements result in royalty rates significantly higher than our current estimates, our business, operating results and financial condition could be materially and adversely affected.

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