Form 10-K
period 2000-12-31
PC TEL INC
filed 2001-03-28
CIK 1057083

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                 -------------

                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                     For the year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 28, 2001, the aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant was $171,956,080 based on the last transaction price as reported on the Nasdaq National Market. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

As of February 28, 2001, the number of shares of the Registrant's common stock outstanding was 18,974,464.

Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2001.

                                  PCTEL, Inc.

                                   Form 10-K
                     For the Year Ended December 31, 2000

                                                                                                 Page
                                                                                                 ----
                                               Part  I
Item    1  Business                                                                                 3

Item    2  Properties                                                                              17

Item    3  Legal Proceedings                                                                       18

Item    4  Submission of Matters to a Vote of Security Holders                                     21

                                              Part  II

Item     5  Market for Registrant's Common Equity and Related Stockholder Matters                  22

Item     6  Selected Financial Data                                                                23

Item     7  Management's Discussion and Analysis of Financial Condition and Results of Operations  25

Item    7A  Quantitative and Qualitative Disclosures about Market Risk                             32

Item     8  Financial Statements and Supplementary Data                                            33

Item     9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   57

                                             Part III

Item    10  Directors and Executive Officers of the Registrant                                     58

Item    11  Executive Compensation                                                                 58

Item    12  Security Ownership of Certain Beneficial Owners and Management                         58

Item    13  Certain Relationships and Related Transactions                                         58

                                             Part IV

Item  14  Exhibits, Financial Statement Schedules and Reports on Form 8-K                          58

Signatures                                                                                         60

                                     Part I
Item 1:   Business
================================================================================

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, the statements relating to the development of new products in new and existing markets in the second paragraph of the overview, the evolving development of mass market adoption of asymmetric digital subscriber line based data communications in the third paragraph under "Overview", the availability of products using LiteSpeed(TM) and the development of Solsis(TM), Accelsis and Solsis II under "Products", the development of additional digital subscriber line and wireless spread spectrum technologies and our intention to file patents covering such technologies under "Intellectual Property Licensing", the statements regarding the duration of our patents under "Licenses, Patents and Trademarks", the statements regarding unauthorized use of our technology under "Licenses, Patents and Trademarks", the statements regarding our competition under "Competition", the statements regarding the ESS and Smart Link litigation under Item 3 of "Legal Proceedings", the statements regarding future research and development expenses under "Research and Development", the statements regarding future selling and marketing expenses under "Sales and Marketing", the statements regarding future general and administrative expenses under "General and Administrative", the statements regarding future amortization of deferred compensation expenses under "Amortization of Deferred Compensation", the statements regarding future provision for income taxes under "Provision for Income Taxes", the statements regarding available cash resources available to meet capital requirements, the factors affecting capital requirements and the raising and availability of additional funds in the fourth paragraph under "Liquidity and Capital Resources", and the statements under "Factors Affecting Operating Results" among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Operating Results".

Overview

    We are a leading developer and supplier of cost-effective, connectivity solutions, which enable high speed Internet access through analog, broadband and wireless networks. As a pioneer in developing host signal processing technology, a proprietary set of algorithms that enables cost-effective software-based digital signal processing solutions, our solution utilizes the computational and processing resources of a host central processing unit rather than requiring additional special-purpose hardware. Based on our own research and testing, this architecture can reduce space requirements by 50% and power requirements by 70% compared to conventional hardware-based solutions. The first implementation of our host signal processing technology was in a software modem, or soft modem, in 1995. For the fiscal year ended 2000, we shipped 24.9 million soft modems. Various original equipment manufacturers, including Compaq, Dell, emachines, Fujitsu, Legend, Micron and NEC, have integrated our soft modems into their products.

    Our proprietary software architecture provides significant benefits over traditional hardware-based solutions. Our software architecture:

   . Reduces the hardware, space and power requirements of conventional hardware-based connectivity devices, which reduces our customers' manufacturing costs while offering superior or comparable performance;

   . Minimizes the risk of technological obsolescence and enables an array of communication solutions for PCs and alternative Internet access devices that are easily upgradeable;

   . Allows us to quickly and cost-effectively develop new products to capitalize on rapidly growing market segments such as the developing broadband and wireless markets; and

   . Is compatible with multiple operating systems, including but not limited to Windows 3.1, 95, 98, 2000, NT and CE, and BeOS, Linux, OS/2 and VXWorks.

    We are also developing a distribution concept designed to accelerate the mass market adoption of digital subscriber line based communications. We believe that the current means of deploying these modems, which requires a technician to visit the customer's home, is a complicated, time consuming and expensive process which severely limits the potential mass market adoption of broadband technology. We believe that to limits the estimated annual volumes of three to five million subscripted installations as forecasted by industry analysts, the industry may need to change its distribution model. We believe that a logical solution for accelerating the mass market deployment of digital subscriber line technology is to evolve today's complicated and expensive provisioning model to resemble the current 56k/V.90 modem distribution model wherein the modem is bundled inside of personal computers or alternative Internet access devices. This allows the end-user and the telephone company to initiate the digital subscriber line communications services without requiring a technician to visit the home, accelerating adoption of broadband services, and significantly reducing upfront deployment costs.

Corporate Background

     We were incorporated in California in 1994 and reincorporated in Delaware in 1998. Our principal executive offices are located at 1331 California Circle, Milpitas, California 95035. Our telephone number at that address is (408) 965-2100.

Products

 Current Products

    MicroModem. The MicroModem integrates our host signal processing technology with a micro form-factor data access arrangement. In contrast to the conventional hardware modem, our soft architecture replaces the memory chip, digital signal processing chip, universal asynchronous receiver and transmitter, and controller chip with customized software that draws upon the excess capacity of the host central processing unit. Our patented MicroModem further reduces power and size requirements by replacing approximately 90 discrete hardware components with two mini data access arrangement chips. This integration reduces the number of components in a conventional data access arrangement by approximately 40%. The MicroModem is certified as being compatible with the telecommunications standards of most industrialized countries, allowing original equipment manufacturers to accomplish seamless global interoperability.

    The MicroModem currently comes with standard interfaces to computers such as PCI, ACR, Modem Riser and USB.

    LiteSpeed(TM). In November 2000, we began to ship our G. Lite LiteSpeed(TM) family of customer premise equipment digital subscriber line products. Operating at 30 times the speed of a standard 56K analog modem, LiteSpeed(TM) is the first modem chipset to offer both 56K and digital subscriber line operability in a single chip and with simultaneous operations. Compatible with industry standards, this chipset is our first foray into the broadband market.

    Solsis(TM). In the fourth quarter of 2000, we began shipping our Solsis(TM) product. Solsis(TM) is our first embedded solution for Internet access devices that either do not use a central processing unit or lack the excess processing capacity necessary to support our host signal processing solution. These devices include Internet appliances, such as set-top boxes, game consoles and Internet access devices. Design wins in each of these areas have already been announced. By offering reductions in size, cost and power consumption, we believe that our embedded solution is also ideal for many of these space restricted or mobile appliances.

  Future Products

    Accelsis. We are developing the G.DMT standard version of asymmetric digital subscriber line customer premise equipment which will allow for full-rate data transmission. Full-rate solutions can accommodate eight megabits per second downstream and one megabit per second upstream. We expect this modem to be developed in 2002.

    Solsis II. We are also developing the second generation of our Solsis(TM) embedded solution that utilizes lesser components. This will further reduce the cost and power consumption for these non-PC Internet appliances. We expect this modem to be developed in the second half of 2001.

Intellectual Property Licensing

    We offer our intellectual property through licensing and product royalty arrangements. Our technology is licensed directly or indirectly by hundreds of companies in the communications industry, such as Cisco, Conexant, Texas Instruments, 3Com, Hitachi, Intel and NEC, who use International
Telecommunications Union standard technology.

    In addition, we are developing digital subscriber line and wireless spread spectrum intellectual property technologies, which may be patentable. Once developed, we intend to file patents covering such technologies.

Customers

    We sell our products directly and indirectly to a number of distributors and customers. The following is a list of selected direct and indirect customers, all of which have either purchased our products during fiscal year 2000 or are currently incorporating our modem products into their product lines. The companies listed in the table, other than those identified as distributors, are representative of the various distribution channels in which we sell our products.

------------------------------------------------------------------------------------------------------------------------------------

                               Modem Board               Motherboard               PC OEM                    Embedded System
     Distributors             Manufacturers             Manufacturers             Companies                     Integrator
------------------------------------------------------------------------------------------------------------------------------------

Golden Way                    Amigo                 Prewell International         Compaq                     Ericsson
InnoMicro                     Askey Computer                                      Dell*                      LSI Logic
Lestina International         Aztech                                              emachines                  NEC
Roxan USA                     CIS                                                 Fujitsu                    Sagem
Silicon Application           E-Tech                                              Hewlett Packard            Silicon Laboratories
 Corporation                  GVC                                                 Legend Computer
                              Serome                                              Micron
                              Uniwell                                             NEC
                                                                                  Sharp*
                                                                                  TwinHead*

------------------------------------------------------------------------------------------------------------------------------------


*Each of the companies designated with an asterisk is an indirect customer of ours.

    For the year ended December 31, 2000, revenues derived from sales to customers Prewell International, Askey Computer and GVC Corporation accounted for approximately 32%, 15% and 13%, respectively, of product sales. For the year ended December 31, 1999, revenues derived from sales to customers Prewell International and Askey Computer accounted for 47% and 13%, respectively, of our product sales. No other customers represented more than 10% of our product sales for these periods.

Sales, Marketing and Support

    We sell our products directly to modem board and motherboard manufacturers who assemble and distribute the end product directly to original equipment manufacturers and systems integrators and indirectly through distributors. In many cases, modems are manufactured by third parties on behalf of the final brand name original equipment manufacturer. We focus on developing long-term customer relationships with our direct and indirect customers. In many cases, our indirect original equipment manufacturer customers specify our products be included on their modem boards or motherboards purchased from board manufacturers.

    We employ a direct sales force with a thorough level of technical expertise, product background and industry knowledge. Our sales force includes a highly-trained team of application engineers to assist customers in designing, testing and qualifying system designs that incorporate our products. Our sales force also supports the sales efforts of our distributors. We believe the depth and quality of our sales support team is critical to:

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

  As of December 31, 2000, we employed 75 individuals in sales, marketing and support and maintained regional sales support operations in Tokyo, Japan, Taipei, Taiwan, Seoul, Korea and Paris, France.

Backlog

    Sales of our products are generally made pursuant to standard purchase orders, which are officially acknowledged by us according to our terms and conditions. Due to industry practice, which allows customers to cancel or reschedule orders with limited advance notice to us prior to shipment without significant penalties, we believe that our backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues.

Research and Development

    We recognize that a strong technical base is essential to our long-term success and have made a substantial investment in research and development. We will continue to devote substantial resources to product development and patent submissions. We monitor changing customer needs and work closely with our customers, partners and market research organizations to track changes in the marketplace, including emerging industry standards.

    As of December 31, 2000, we employed 76 employees in research and development, 61 of whom have advanced degrees, including eight who have earned PhDs.

    For the year ended December 31, 2000, total research and development costs incurred were $14.1 million, compared to $10.3 million and $4.9 million for 1999 and 1998, respectively.

Manufacturing

    We outsource the manufacturing of our application specific integrated circuit, coder/decoder and data access arrangement chips to independent foundries in order to avoid significant fixed overhead, staffing and capital requirements associated with semiconductor fabrication.

    Our primary chipset suppliers are Kawasaki/LSI, Silicon Labs and Taiwan Semiconductor Manufacturing Corporation. The major operations of each of these manufacturers meet ISO-9001 international manufacturing standards. Our data access arrangement chips are currently purchased from Silicon Labs on a purchase order basis. We have a limited guaranteed supply of data access arrangement chips through a long-term contract arrangement with Silicon Labs. We have no guaranteed supply or long-term contract agreements with any other of our suppliers.

Licenses, Patents and Trademarks

    We seek to protect our technology through a combination of patents, copyrights, trade secret laws, trademark registrations, confidentiality procedures and licensing arrangements. We hold a total of 45 patents, a number of which cover technology that is considered essential for International Telecommunications Union standard communication solutions. We also have 27 additional patent applications pending or filed relating to soft modem, digital subscriber line and wireless technology. Because of the fast pace of innovation and product development, our products are often obsolete before the patents related to them expire. As a result, we believe that the duration of the applicable patents is adequate relative to the expected lives of our products.

    We believe that our patent portfolio is one of the largest in the analog modem market. To supplement our proprietary technology, we have licensed rights to use patents held by third parties.

    We have received communications from third parties, including Lucent and Dr. Brent Townshend, claiming to own patent rights in technologies that are part of communications standards adopted by the International Telecommunications Union, such as V.90, V.34, V.42bis and V.32bis, and other common communications standards. These third parties claim that our products utilize these patented technologies and have requested that we enter into license agreements with them. At various times, we have engaged in negotiations with, and are continuing to negotiate with, Lucent to obtain licenses under its patents. To date, we have not obtained any licenses from Lucent or Dr. Townshend because we believe that both Lucent and Dr. Townshend have requested license fees or cross licenses of our portfolio of intellectual property on terms that are not fair, reasonable and nondiscriminatory as required by the International Telecommunications Union.

    In addition, there are numerous risks that result from our reliance on our proprietary technology in the conduct of our business. See "Risk Factors--We rely heavily on our intellectual property rights which offer only limited protection against potential infringers. Unauthorized use of our technology may result in development of products that compete with our products, which could cause our market share and our revenues to be reduced."

Competition

    The connectivity device market is intensely competitive. Our current competitors include Broadcom, Conexant, ESS Technology, Lucent Technologies, Motorola, SmartLink and Texas Instruments. We expect competition to increase in the future as current competitors enhance their product offerings, new suppliers enter the connectivity device market and new communication technologies are introduced and deployed.

    We may in the future also face competition from other suppliers of products based on new or emerging communication technologies, which may render our existing or future products obsolete or otherwise unmarketable. We believe that these competitors may include 3Com, Aironet, Alcatel, Analog Devices, Aware, Breezecom, Centilllium Communications, Efficient Networks, Globespan, Intersil, ITeX, Metalink, Proxim, SymbolTechnologies and Virata.

    We believe that the principal competitive factors required by users and customers in the connectivity device market include compatibility with industry standards, price, functionality, ease of use and customer service and support. We believe that our products currently compete favorably in these areas.

Employees

    As of December 31, 2000, we employed 198 people full-time, including 75 in sales and marketing, 76 in research and development, and 47 in general and administrative functions. Over 50% of our employees have advanced degrees, with eight having earned doctoral level degrees. None of our employees is represented by a labor union. We consider our employee relations to be good.

    On February 8, 2001, we went through a reduction in workforce which amounted to 11% of the employee population.

Executive Officers

    The following table sets forth information with respect to our executive officers as of December 31, 2000:

           Name                          Age                       Position
-------------------------------         ------  ------------------------------------------------
Peter Chen (1)                            46    Chief Executive Officer
William F. Roach (2)                      56    President and Chief Operating Officer
Andrew D. Wahl (3)                        52    Vice President, Finance, Chief Financial Officer
Mark Wilson                               49    Vice President, Marketing
Derek S. Obata                            42    Vice President, Sales
J. Terry Huang                            47    Vice President, Engineering
Navin Rao                                 40    Vice President, Business Development
Thomas A. Capizzi                         42    Vice President, Human Resources

___________________________
(1) Resigned as Chief Executive Officer on February 15, 2001 and appointed as Honorary Chairman of the Board
(2)  Appointed as Chief Executive Officer on February 15, 2001
(3)  Appointed as Secretary on February 15, 2001

  Mr. Peter Chen was one of our co-founders and has served as our Honorary
Chairman of the Board since February 15, 2001.   From our inception in March
1994 to February 15, 2001, Mr. Chen served as our Chief Executive Officer and Chairman of the Board. Mr. Chen is also the cousin of one of our directors, Dr. Mike Min-Chu Chen. Mr. Chen has over 15 years experience in data communications and modem development at Digicom Systems, Inc. (a company which he co-founded), Cermetek, Inc. and Anderson-Jacobson, Inc., all data communications companies. Mr. Chen has a Bachelor of Science in Control Engineering from National Chiao-Tung University, Taiwan, and holds a Master of Science in Electrical Engineering from Arizona State University.

  Mr. William F. Roach has been our President and Chief Executive Officer since February 15, 2001. Prior to that, Mr. Roach was our President and Chief Operating Officer from August 1999 to February 2001. Mr. Roach has been a director since August 2000. From January 1997 until joining us, Mr. Roach served as a Senior Vice President, Worldwide Sales and Marketing for Maxtor Corporation, a data storage company, from November 1996 to January 1997 as Executive Vice President for Worldwide Marketing for Wyle Electronics, an electronic component distribution company, and from 1989 to November 1996, as Executive Vice President, Worldwide Sales, for Quantum Corporation, a data storage company. Mr. Roach received a Bachelor of Science in Industrial Economics from Purdue University.

  Mr. Andrew D. Wahl has been our Vice President of Finance and Chief Financial Officer since January 1997. From March 1995 to April 1996, Mr. Wahl served as Chief Financial Officer and, from April 1996 to January 1997, as President and Chief Executive Officer for Designs for Education, Inc., an apparel company. From 1993 to March 1995, Mr. Wahl served as Chief Financial and Operations Officer for StarBase Corporation, an object-oriented database developer. Prior to that, Mr. Wahl held various senior positions in general management, finance and management consulting. Mr. Wahl received a Bachelor of Arts in Political Science from Villanova University and a Master in Business Administration in Accounting from Rutgers University.

  Mr. Mark Wilson has been our Vice President of Marketing since July 2000. Mr. Wilson most recently served as director of product management for privately-held NARUS, Inc., a leading provider of Internet business infrastructure solutions before joining us. With more than twenty years of experience in the industry, Mr. Wilson's portfolio of industry experience includes upper-level management positions in firms such as Hewlett Packard, where he was charged with market development and product management for the Internet Business Unit of the VeriFone Division. While with Cirrus Logic, Inc., he served as Vice President of Customer Marketing. Mr. Wilson also held the position of Vice President of OEM Marketing at IBM Corporation's Storage Systems Division and was Vice President of Marketing at Quantum Corporation. Mr. Wilson holds an MBA from Boston University and an undergraduate degree in Electrical Engineering from the University of Massachusetts.

  Mr. Derek S. Obata has been our Vice President of Sales since April 1998. From 1997 until joining us, Mr. Obata was an independent consultant providing strategic planning, business development, marketing and sales support to emerging high technology companies. Mr. Obata served from 1996 to 1998 as Vice President, Worldwide Sales for Network Peripherals Incorporated, a networking company, and from 1992 to 1995 as Vice President, Worldwide Sales at Ministor Peripherals Corporation, a data storage company. Prior to this period, Mr. Obata served in a number of sales and sales management positions with Conner Peripherals and Seagate Technologies, which are data storage companies. Mr. Obata holds a Bachelor of Science in Engineering Sciences from the University of California, Berkeley.

  Mr. J. Terry Huang has been our Vice President of Engineering since April 2000. Formerly our Senior Director of Program Management, Mr. Huang joined us in 1997 as Director of Engineering. He has more than twenty years of R&D experience in microprocessor-based systems and software design for embedded, multi-processor systems. Prior to joining us, Mr. Huang managed the Electrical Engineering and Application Engineering departments at Photon Dynamics, and served as a Program Manager and Principal Engineer at Abbott Laboratories. He has also worked for Rockwell International and Tencor Instruments and holds multiple U.S. patents. Mr. Huang holds a Bachelor degree from Taiwan's National Cheng-Kung University and a Master of Science degree in Electrical Engineering from the University of Texas, Arlington.

  Mr. Navin Rao has been our Vice President of Business Development since October 2000. Mr. Rao had previously served as Vice President in various areas for us from January 1996 to October 2000. From 1990 until joining us in 1996, Mr. Rao was Product Marketing Manager in the communications business unit at SGS-Thomson Microelectronics and was responsible for marketing and market development activities for the North America region. Mr. Rao served from 1988 to 1990 as Senior Field Applications Engineer in Teradyne Inc. on DSP based testers, and from 1985 to 1998 as Senior Product Planning and Applications Engineer at Advanced Micro Devices in its Communications Products Division. Mr. Rao holds a Bachelor of Science degree in Electronics and Communications from Osmania University, India, a Master of Science degree in Electrical Engineering from Utah State University and a Master in Business Administration from University of Texas.

  Mr. Thomas A. Capizzi has been our Vice President of Human Resources and Chief Administrative Officer since January 2000. From July 1997 until joining us, Mr. Capizzi served as Vice President, Corporate Human Resources for McKessonHBOC, a pharmaceutical supply and information company. From August 1995 to July 1997, Mr. Capizzi served as Senior Director, Human Resources, Worldwide Sales and International for Quantum Corporation, a data storage company. Mr. Capizzi holds a Bachelor of Arts in Psychology from Cathedral College and St. John's University in New York.

Factors Affecting Operating Results

    This annual report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.


                         Risks Related to Our Business

The recent economic slowdown, particularly the rapid deterioration in PC demand, makes it difficult to forecast customer demand for our products, and will likely result in excessive operating costs and loss of product revenues.

    In the fourth quarter of 2000, our customers, primarily our PC motherboard and distribution manufacturers, were impacted by significantly lower PC demand, which forced them to unexpectedly reschedule or cancel orders for our products late in the fourth quarter. As a result, our revenues and earnings were negatively affected. Because we expect PC demand to continue to be weak for the foreseeable term, we expect our revenues to continue to be negatively affected. In February 2001, we announced projected revenues and earnings for fiscal 2001 at levels approximately the same or less than those recorded for fiscal 2000. However, if PC demand does not recover during the latter half of 2001, or if we are unable to manage our operating expenses, we will not be able to meet these projections.

    In addition, the current economic environment also makes it extremely difficult for us to forecast customer demand for our products. We must forecast and place purchase orders for specialized semiconductor chips several months before we receive purchase orders from our own customers. This forecasting and order lead time requirement limits our ability to react to unexpected fluctuations in demand for our products. These fluctuations can be unexpected and may cause us to have excess inventory or a shortage of a particular product. In the event that our forecasts are inaccurate, we may need to write down excess inventory. Similarly, if we fail to purchase sufficient supplies on a timely basis, we may incur additional rush charges or we may lose product revenues if we are not able to meet a purchase order. These failures could also adversely affect our customer relations. Significant write-downs of excess inventory or declines in inventory value in the future could cause our gross margin and net income to decrease.

Our sales are concentrated among a limited number of customers and the loss of one or more of these customers could cause our revenues to decrease.

    Our sales are concentrated among a limited number of customers. If we were to lose one or more of these customers, or if one or more of these customers were to delay or reduce purchases of our products, our sales revenues may decrease. For the year ended December 31, 2000, approximately 74% of our revenues were generated by five of our customers, with one customer representing 32% of revenues. These customers may in the future decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, because:

   . we do not have any long-term purchase arrangements or contracts with these or any of our other customers,

   . our product sales to date have been made primarily on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice and without penalty, and

   . many of our customers also have pre-existing relationships with current or potential competitors which may affect our customers' purchasing decisions.

    We expect that a small number of customers will continue to account for a substantial portion of our revenues for at least the next 12 to 18 months and that a significant portion of our sales will continue to be made on the basis of purchase orders.

Continuing decreases in the average selling prices of our products could result in decreased revenues.

    Product sales in the connectivity industry have been characterized by continuing erosion of average selling prices. Price erosion experienced by any company can cause revenues and gross margins to decline. The average selling price of our products has decreased by approximately 69% from October 1995 to December 31, 2000. We expect this trend to continue.

    In addition, we believe that the widespread adoption of industry standards in the soft modem industry is likely to further erode average selling prices, particularly for analog modems. Adoption of industry standards is driven by the market requirement to have interoperable modems. End-users need this interoperability to ensure modems from different manufacturers communicate with each other without problems. Historically, users have deferred purchasing modems until these industry standards are adopted. However, once these standards are accepted, it lowers the barriers to entry and price erosion results. Decreasing average selling prices in our products could result in decreased revenues even if the number of units that we sell increases. Therefore, we must continue to develop and introduce next generation products with enhanced functionalities that can be sold at higher gross margins. Our failure to do this could cause our revenues and gross margin to decline.

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

    Our sales to customers located in Asia accounted for 91% of our total revenues for the year ended December 31, 2000. The predominance of our sales is in Asia, mostly in Taiwan and China, because our customers are primarily motherboard or modem manufacturers that are located there. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards, the main printed circuit board containing the central processing unit of a computer system, that they purchase from board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Due to the industry wide concentration of modem manufacturers in Asia, we believe that a high percentage of our future sales will continue to be concentrated with Asian customers. As a result, our future operating results could be uniquely affected by a variety of factors outside of our control, including:

    . delays in collecting accounts receivable, which we have experienced from time to time,

    . fluctuations in the value of Asian currencies relative to the U.S. dollar, which may make it more costly for us to do business in Asia and which may in turn make it difficult for us to maintain or increase our revenues,

    . changes in tariffs, quotas, import restrictions and other trade barriers which may make our products more expensive compared to our competitors' products, and

    . political and economic instability.

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

    Our revenue depends on our ability to anticipate our customers' needs and develop products that address those needs. In particular, our success in 2001 will depend on our ability to introduce new products for the wireless and broadband markets. Introduction of new products and product enhancements will require coordination of our efforts with those of our suppliers to rapidly achieve volume production. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our revenues may be reduced and our business may be harmed. We cannot assure you that product introductions will meet the anticipated release schedules.

Our revenues may fluctuate each quarter due to both domestic and international seasonal trends.

    We have experienced and continue to experience seasonality in sales of our connectivity products. These seasonal trends materially affect our quarter-to-quarter operating results. Our revenues are typically higher in the third and fourth quarters due to the back-to-school and holiday seasons as well as purchasers of PCs making purchase decisions based on their calendar year-end budgeting requirements, except for the fourth quarter of 2000 due to economic slowdown.

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

We expect that our operating expenses will continue to increase in the future and these increased expenses may diminish our ability to remain profitable.

    Although we have been profitable in recent years, we may not remain profitable on a quarterly or annual basis in the future. Although we intend to control expenses given the current PC market environment, in order to expand and develop our core business, we still anticipate that our expenses will continue to increase over at least the next three years as we:

    . further develop and introduce new applications and functionality for our host signal processing technology,

    . conduct research and development and explore emerging product opportunities in digital technologies and wireless communications,

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

    To date, we have principally relied upon our distributor sales organization for product sales to smaller accounts. Our direct sales efforts have focused principally on board manufacturers and smaller PC original equipment manufacturers. To increase penetration of our target customer base, including large, tier-one original equipment manufacturers, we must significantly increase the size of our direct sales force and organize and deploy sales teams targeted at specific domestic tier-one original equipment manufacturer accounts. If we are unable to expand our sales to additional original equipment manufacturers, our revenues may not meet analysts' expectations, which could cause our stock price to drop.

We rely heavily on our intellectual property rights which offer only limited protection against potential infringers. Unauthorized use of our technology may result in development of products that compete with our products, which could cause our market share and our revenues to be reduced.

    Our success is heavily dependent upon our proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting our proprietary rights may not be adequate. We hold a total of 45 patents, a number of which cover technology that is considered essential for International Telecommunications Union standard communications solutions, and also have 27 additional patent applications pending or filed. These patents may never be issued. These patents, both issued and pending, may not provide sufficiently broad protection against third party infringement lawsuits or they may not prove enforceable in actions against alleged infringers.

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

    We have received communications from Lucent and Dr. Brent Townshend, and may receive communications from other third parties in the future, asserting that our products infringe on their intellectual property rights, that our patents are unenforceable or that we have inappropriately licensed our intellectual property to third parties. These claims could affect our relationships with existing customers and may prevent potential future customers from purchasing our products or licensing our technology. Because we depend upon a limited number of products, any claims of this kind, whether they are with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. In the event that we do not prevail in litigation, we could be prevented from selling our products or be required to enter into royalty or licensing agreements on terms which may not be acceptable to us. We could also be prevented from selling our products or be required to pay substantial monetary damages. Should we cross license our intellectual property in order to obtain licenses, we may no longer be able to offer a unique product. To date, we have not obtained any licenses from Lucent or Dr. Townshend because we believe that both Lucent and Dr. Townshend have requested license fees or cross licenses of our portfolio of intellectual property on terms that are not fair, reasonable and nondiscriminatory as required by the International Telecommunications Union. Other than the ESS Technology and Smart Link lawsuits described elsewhere in the notes to financial statements, no material lawsuits relating to intellectual property are currently filed against us.

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

We have accrued for negotiated license fees and estimated royalty settlements related to existing and probable claims of patent infringement. If the actual settlements exceed the amounts accrued, additional losses could be significant, which would adversely affect future operating results.

    We recorded an accrual for estimated future royalty payments for relevant technology of others used in our product offerings in accordance with SFAS No. 5, "Accounting for Contingencies." The estimated royalties accrual reflects management's broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements and/or ongoing royalties based upon our judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. Accordingly, the royalties accrual reflects estimated costs of settling claims rather than continuing to defend our legal positions, and is not intended to be, nor should it be interpreted as, an admission of infringement of intellectual property, valuation of damages suffered by any third parties or any specific terms that management has predetermined to agree to in the event of a settlement offer. We have accrued our estimate of the amount of royalties payable for royalty agreements already signed, agreements that are in negotiation and unasserted but probable claims of others using advice from third party technology advisors and historical settlements. Should the final license agreements result in royalty rates significantly higher than our current estimates, our business, operating results and financial condition could be materially and adversely affected.

Competition in the connectivity market is intense, and if we are unable to compete effectively, the demand for, or the prices of, our products may be reduced.

    The connectivity device market is intensely competitive. We may not be able to compete successfully against current or potential competitors. Our current competitors include Conexant, ESS Technology, Lucent Technologies, Motorola, Smart Link, Broadcom and Texas Instruments. We expect competition to increase in the future as current competitors enhance their product offerings, new suppliers enter the connectivity device market, new communication technologies are introduced and additional networks are deployed.

    We may in the future also face competition from other suppliers of products based on broadband and/or wireless technologies or on emerging communication technologies, which may render our existing or future products obsolete or otherwise unmarketable. We believe that these competitors may include Aironet, Alcatel, Analog Devices, Aware, Breezecom, Centillium Communications, Efficient Networks, Globespan, Intersil, ITeX, Metalink, Proxim, Symbol Technologies and Virata.

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

    Competition for personnel, especially engineers and marketing and sales personnel in Silicon Valley, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of December 31, 2000, we employed a total of 76 people in our engineering department, over half of whom have advanced degrees. In the past we have experienced difficulty in recruiting qualified engineering personnel, especially developers, on a timely basis. If we are not able to hire at the levels that we plan, our ability to continue to develop products and technologies responsive to our markets will be impaired.

Failure to manage our technological and product growth could strain our management, financial and administrative resources.

    Our ability to successfully sell our products and implement our business plan in rapidly evolving markets requires an effective management planning process. Future product expansion efforts could be expensive and put a strain on our management by significantly increasing the scope of their responsibilities and resources by increasing the demands on their management abilities during periods of constrained spending. We are focusing on the broadband and wireless areas as well as placing substantial effort on sustaining our leadership position in the analog modem space. To effectively manage our growth in these new technologies, we must enhance our marketing, sales, research and development areas. With revenues either stabilizing or declining these efforts will have to be accomplished with limited funding. This will require management to effectively manage significant technological advancement within existing budgets.

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

    We design, market and sell application specific integrated circuits and outsource the manufacturing and assembly of the integrated circuits to third party fabricators. The majority of our products and related components are manufactured by three principal companies: Taiwan Semiconductor Manufacturing Corporation, Kawasaki/LSI and Silicon Labs. We expect to continue to rely upon these third parties for these services. Currently, the data access arrangement chips used in our soft modem products are provided by a sole source, Silicon Labs, on a purchase order basis, and we have only a limited guaranteed supply arrangement under a contract with our supplier. Although we believe that we would be able to qualify an alternative manufacturing source for data access arrangement chips within a relatively short period of time, this transition, if necessary, could result in loss of purchase orders or customer relationships, which could result in decreased revenues.

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

Connectivity devices generally require individual government approvals throughout the world to operate on local telephone networks. These certifications collectively referred to as homologation can delay or impede the acceptance of our products on a worldwide basis.

    Connectivity products require extensive testing prior to receiving certification by each government to be authorized to connect to their telephone systems. This testing can delay the introduction or, in extreme cases, prohibit the product usage in a particular country. International Telecommunications Union standards seek to provide a worldwide standard to avoid these issues, but they do not eliminate the need for testing in each country. In addition to these government certifications, individual Internet Service Providers, or "ISPs", can also have unique line conditions that must be addressed. Since most large PC manufacturers want to be able to release their products on a worldwide basis, this entire process can significantly slow the introduction of new products.


                         Risks Related to Our Industry

If the market for applications using our host signal processing technology does not grow as we anticipate, or if our products are not accepted in these markets, our revenues may stagnate or decrease.

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

    Further, we are in the process of developing next generation products and applications which improve and extend upon our host signal processing technology. If these products are not accepted in the markets when they are introduced, our revenues and profitability will be negatively affected. We only recently introduced our Solsis(TM) modem for the embedded market. We expect sales of this product to increase during the first quarter of 2001 and become visible in our product mix by the second quarter of 2001. However, if the market does not accept our product, or if PC demand remains weak, our revenues will be adversely affected.

    In addition, distribution models need to change in order for some of our products to be accepted. For example, in order for our LiteSpeed(TM) product to be adopted by a mass market, the distribution model for broadband technology must change from the current complicated provisioning model (which requires a technician to visit the home to install additional equipment) to a 56K/V.90 modem distribution model (where the modem is bundled inside a personal computer or alternative access device.) We believe that the market will in fact move towards the 56K/V.90 business model towards the end of 2001. However, if it does not, then our LiteSpeed(TM) product may not be accepted by the mass market, and our revenues will be adversely affected.

Our industry is characterized by rapidly changing technologies. If we do not adapt to these technologies, our products will become obsolete.

    The connectivity product market is characterized by rapidly changing technologies, limited product life cycles and frequent new product introductions. To remain competitive in this market, we have been required to introduce many products over a limited period of time. For example, we introduced a 14.4 Kbps product in 1995, a 28.8 Kbps product in 1996, a 33.6 Kbps product in late 1996, a non-International Telecommunications Union standard 56 Kbps modem in the second half of 1997 and a V.90 International Telecommunications Union standard 56 Kbps modem in early 1998. During 2001, we expect to see the introduction of additional International Telecommunications Union standards referred to as V.92 and V.44. The market for high speed data transmission is also characterized by several competing technologies that offer alternative broadband solutions which allow for higher modem speeds and faster Internet access. These competing broadband technologies include digital subscriber line and wireless. In the digital subscriber line area, various speed and technologies are currently being considered in the market such as G.Lite at 1.5Mbps, G.DMT at 8Mbps and VDSL at 52 Mbps. The wireless area includes competing standards such as Bluetooth, HomeRF 1.0 and HomeRF 2.0 as well as 802.11b and 802.11a. However, substantially all of our current product revenue is derived from sales of analog modems, which use a more conventional technology. We must continue to develop and introduce technologically advanced products that support one or more of these competing broadband technologies. These new technology developments have taken longer time than expected. If we are not successful in our response, our products will become obsolete and we will not be able to compete effectively.

Changes in laws or regulations, in particular, future FCC regulations affecting the broadband market, Internet service providers, or the communications industry, could negatively affect our ability to develop new technologies or sell new products and therefore, reduce our profitability.

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

We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses.

    Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in or near our principal headquarters in Milpitas, California. California is currently experiencing power outages due to a shortage in the supply of power within the state. In anticipation of continuing power shortages, the electric utility industry in California has warned power consumers to expect rolling blackouts throughout the state, particularly during the summer months when power usage peaks. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. Although the blackouts we have experienced to date have not materially impacted our business, an increase in the frequency or length of the blackouts could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Furthermore, the deregulation of the energy industry has caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase, as the majority of our facilities are located in California.


                       Risks Related to our Common Stock

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

    .  mergers and acquisitions, and

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

Item 2:   Properties
================================================================================

  In September 1999, we entered into an operating lease for our new headquarter facilities in Milpitas, California. This office building is 100,026 square feet and the lease expires February 2003. In addition, we have a subsidiary office in Waterbury, Connecticut, an engineering office in Taipei, Taiwan, and sales support offices in Tokyo, Japan, Taipei, Taiwan and Seoul, Korea. We believe that we have adequate space for our current needs.

Item 3:   Legal Proceedings
================================================================================

  We record an accrual for estimated future royalty payments for relevant technology of others used in our product offerings in accordance with SFAS No. 5, "Accounting for Contingencies." The estimated royalties accrual reflects management's broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements and/or ongoing royalties based upon our judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. We have accrued our estimate of the amount of royalties payable for royalty agreements already signed, agreements that are in negotiation and unasserted but probable claims of others using advice from third party technology advisors and historical settlements. Should the final license agreements result in royalty rates significantly different than our current estimates, our business, operating results and financial condition could be materially and adversely affected.

  As of December 31, 2000 and 1999, we had accrued royalties of approximately $11.7 million and $7.9 million, respectively. Of these amounts, approximately $1.2 million and $700,000 represent amounts accrued based upon signed royalty agreements as of December 31, 2000 and 1999, respectively. The remainder of accrued royalties represents management's estimate within a range of possible settlement losses as of each date presented. While management is unable to estimate the maximum amount of the range of possible settlement losses, it is possible that actual losses could exceed the amounts accrued as of each date presented.

  On April 9, 1999, ESS Technology Inc. ("ESS") filed a complaint against us in the U.S. District Court for the Northern District of California, alleging that we failed to grant licenses for some of our International Telecommunications Union-related patents to ESS on fair, reasonable and non-discriminatory terms. ESS's complaint includes claims based on antitrust law, patent misuse, breach of contract and unfair competition. In its complaint, ESS also seeks a declaration that some of our International Telecommunications Union-related patents are unenforceable and that we should be ordered by the court to grant a license to ESS on fair, reasonable and non-discriminatory terms.

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

  On March 15, 2000, we filed a motion to dismiss ESS's third amended complaint. ESS responded on March 31, 2000 and we filed reply papers on April 6, 2000. A case management conference was held on April 21, 2000. The motion was denied on July 3, 2000. The judge ordered that discovery proceed only on the issue of whether we license our patents on a reasonable and non-discriminatory basis. This initial discovery period is currently scheduled to end on August 10, 2001. During this period of time, the parties will disclose experts and exchange expert reports on the above issue. A further case management conference is scheduled to be held on August 24, 2001.

  On August 7, 2000, we filed counterclaims alleging that ESS infringes our five patents that are the subject of ESS's complaint. In addition, on October 3, 2000, the parties stipulated to permit us to amend our counterclaims to include claims that ESS infringes three of our additional patents. Six of our eight patents asserted against ESS are International Telecommunications Union-related patents. These infringement claims will be litigated, if necessary, only after the issue of whether we license our patents on a reasonable and non-discriminatory basis is resolved. The other two patents asserted against ESS are not related to International Telecommunications Union standards.

  Due to the nature of litigation generally, we cannot ascertain the outcome of the final resolution of the lawsuit, the availability of injunctive relief or other equitable remedies, or estimate the total expenses, possible damages or settlement value, if any, that we may ultimately incur in connection with ESS's suit. This litigation could be time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigation. However, we believe that we have valid defenses to this litigation, including the fact that other companies license these International Telecommunications Union-related patents from us on the same terms that are being challenged by ESS. We believe that it is unlikely this litigation will have a material adverse effect on our financial position or results of operations and, accordingly, have not accrued any amounts in the financial statements related to this claim. We are vigorously contesting, and intend to continue to vigorously contest, all of ESS's claims. We are vigorously litigating, and intend to continue to vigorously litigate our claims against ESS.

  On August 9, 2000, we filed a complaint for patent infringement in the United States District Court, District of Delaware against Smart Link Ltd. and Smart Link Technologies, Inc. (collectively, "Smart Link"). Our complaint alleges that Smart Link infringed four of our patents. On August 18, 2000, we amended our complaint to claim that Smart Link's infringement was willful.

  On September 18, 2000, Smart Link answered our amended complaint and counterclaimed against us. Smart Link's answer denied our allegations of infringement. Smart Link's counterclaims seek declaratory relief that our asserted patents are invalid and not infringed. Smart Link also counterclaims for tortious interference with a business relation. On October 10, 2000, we replied to Smart Link's counterclaims and moved to strike portions of Smart Link's answer, which resulted in Smart Link agreeing to withdraw the offending portions of the answer. On January 12, 2001, the parties exchanged initial disclosures and discovery is underway. On March 5, 2001, we filed a motion in this case to amend our complaint to withdraw one patent already asserted against Smart Link and assert a new patent against Smart Link. If our motion is granted, the number of patents asserted against Smart Link will remain at four patents. Smart Link's response to this motion was due on March 19, 2001. The judge has scheduled this case for trial beginning on January 22, 2002.

  Due to the nature of litigation generally, we cannot ascertain the outcome of the final resolution of this lawsuit. This litigation could be time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigation. We believe that it is unlikely this litigation will have a material adverse effect on our financial position or results of operations and, accordingly, have not accrued any amounts in the financial statements related to this lawsuit. We are vigorously litigating, and intend to continue to vigorously litigate, our claims against Smart Link.

  On August 25, 2000, Smart Link Ltd. filed a complaint against us in the United States District Court, District of Massachusetts, alleging that we infringe two of Smart Link Ltd.'s patents.

  On October 11, 2000, we answered Smart Link Ltd.'s complaint and counterclaimed against Smart Link Ltd. and Smart Link Technologies, Inc. Our answer denies Smart Link Ltd.'s allegations of infringement. Our counterclaims seek declaratory relief that the asserted Smart Link patents are invalid and not infringed. Our counterclaim also alleges that Smart Link infringes one of our patents.

  The parties are to exchange initial disclosures and a case management conference was held on March 23, 2001.

  Due to the nature of litigation generally, we cannot ascertain the outcome of the final resolution of this lawsuit, the availability of injunctive relief or other equitable remedies, or estimate the total expenses, possible damages or settlement value, if any, that we may ultimately incur in connection with this lawsuit. This litigation could be time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigation. We believe that it is unlikely this litigation will have a material adverse effect on our financial position or results of operations and, accordingly, have not accrued any amounts in the financial statements related to this claim. We are vigorously contesting, and intend to continue to vigorously contest, all of Smart Link's claims.

  On September 15, 2000, we filed a complaint Under Section 337 of the Tariff Act of 1930, as Amended with the United States International Trade Commission ("ITC"). Our complaint requested that the ITC commence an investigation into whether Smart Link and ESS are engaged in unfair trade practices by selling for importation into the United States, directly or indirectly importing into the United States, or selling in the United States after importation devices which infringe our patents. Four of our patents were asserted against Smart Link and two of those four patents were asserted against ESS. A supplemental complaint was filed on October 3, 2000. On February 5, 2001, we filed a motion to reduce the number of patents asserted against Smart Link from four patents to three patents. This motion was granted February 16, 2001.

  On October 11, 2000, the ITC voted to institute an investigation into our complaint. On October 18, 2000, notice of the ITC investigation was published in the Federal Register. Smart Link and ESS filed their responses to our complaint and the notice of investigation on November 13, 2000 and October 31, 2000, respectively. Discovery is currently underway. By order of the administrative law judge, the ITC investigation is to be completed by December 18, 2001.

  Due to the nature of litigation generally, we cannot ascertain the outcome of the final resolution of this lawsuit. This litigation could be time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigation. We believe that it is unlikely this litigation will have a material adverse effect on our financial position or results of operations and, accordingly, have not accrued any amounts in the financial statements related to this lawsuit. We are vigorously litigating, and intend to continue to vigorously litigate, our claims against Smart Link and ESS.

  We are subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on our financial position, liquidity or results of operations.

Item 4:   Submission of Matters to a Vote of Security Holders
================================================================================

     No stockholder votes took place during the fourth quarter of the year ended December 31, 2000.

                                    Part II

Item 5:   Market for Registrant's Common Equity and Related Stockholder Matters
================================================================================

Price Range of Common Stock

   Our common stock has been traded on the Nasdaq National Market under the symbol PCTI since our initial public offering on October 19, 1999. The following table shows the high and low sale prices of our common stock as reported by the Nasdaq National Market for the periods indicated.

                                                       High              Low
Fiscal 2000:                                        ---------         --------
   Fourth Quarter                                    $  22.63         $   8.88
   Third Quarter                                     $  36.50         $  22.94
   Second Quarter                                    $  62.50         $  25.06
   First Quarter                                     $  95.88         $  44.19
Fiscal 1999:
   Fourth Quarter (from October 19, 1999)            $  52.50         $  23.13

   The closing sale price of our common stock as reported on the Nasdaq National Market on December 29, 2000, the last trading day of fiscal year 2000, was $10.75 per share. As of that date there were 133 holders of record of our common stock.

Dividends

   We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, the success of our business activities, regulatory capital requirements, the general financial condition and our future prospects, general business conditions and such other factors as the Board of Directors may deem relevant.

Item 6:   Selected Financial Data
================================================================================

  The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Form 10-K.
The statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2000 and 1999 are derived from audited financial statements included elsewhere in this Form 10-K. The statement of operation data for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 are derived from audited financial statements not included in this Form 10-K. The operating results for the year ended December 31, 2000 include the $1.6 million write-off of in-process research and development costs related to our acquisition of Voyager Technologies, Inc. For the year ended December 31, 1998, operating results include the $6.1 million write-off of in-process research and development costs related to our acquisition of Communications Systems Division. The operating results for the year ended December 31, 1999 include an extraordinary loss of $1.6 million related to the early extinguishment of debt.

                                                                           Year Ended December 31,
                                                      =============================================================
                                                            2000        1999         1998        1997        1996
                                                      -------------------------------------------------------------
                                                                    (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues                                                   $97,183     $76,293      $33,004     $24,009     $16,573
Cost of revenues                                            53,940      39,428       13,878      12,924       9,182
                                                           -------     -------      -------     -------     -------
Gross profit                                                43,243      36,865       19,126      11,085       7,391
                                                           -------     -------      -------     -------     -------
Operating expenses:
      Research and development                              14,130      10,317        4,932       3,348       2,152
      Sales and marketing                                   14,293      10,523        5,624       3,168         839
      General and administrative                             8,058       5,459        2,169       1,612         477
      Acquired in-process research and development           1,600           -        6,130           -           -
      Goodwill amortization                                  2,638           -            -           -           -
      Amortization of deferred compensation                  1,308         790           43           -          41
                                                           -------     -------      -------     -------     -------
           Total operating expenses                         42,027      27,089       18,898       8,128       3,509
                                                           -------     -------      -------     -------     -------
Income from operations                                       1,216       9,776          228       2,957       3,882
Other income, net                                            7,288         271          479         299         127
                                                           -------     -------      -------     -------     -------
Income before provision for income taxes                     8,504      10,047          707       3,256       4,009
Provision for income taxes                                   2,366       3,014          212         955       1,005
                                                           -------     -------      -------     -------     -------
Net income before extraordinary loss                         6,138       7,033          495       2,301       3,004
Extraordinary loss, net of income taxes                          -      (1,611)           -           -           -
                                                           -------     -------      -------     -------     -------
Net income                                                 $ 6,138     $ 5,422      $   495     $ 2,301     $ 3,004
                                                           =======     =======      =======      ======     =======

Basic earnings per share before extraordinary loss         $  0.34     $  1.33      $  0.21     $  1.13      $ 4.79
Basic earnings per share after extraordinary loss          $     -     $  1.03      $     -     $     -      $    -
Shares used in computing basic earnings per share           18,011       5,287        2,355       2,032         627

Diluted earnings per share before extraordinary loss       $  0.30     $  0.48      $  0.04      $ 0.20      $ 0.29
Diluted earnings per share after extraordinary loss        $     -     $  0.37      $     -      $    -      $    -
Shares used in computing diluted earnings per share         20,514      14,666       12,325      11,645      10,280

                                                                               December 31,
                                                      -----------------------------------------------------------
                                                            2000        1999        1998       1997       1996
                                                      -----------------------------------------------------------
                                                                              (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments          $118,380    $ 98,290     $12,988    $ 6,685    $ 5,585
Working capital                                             130,911      89,892      14,011     12,840      6,236
Total assets                                                192,956     130,605      45,996     23,148     14,110
Long term debt, net of current portion                            -           -      14,709         38          5
Total stockholders' equity                                  159,847     104,278      15,139     13,610      6,689

Item 7: Management's Discussion and Analysis of Financial Condition and results of Operations
================================================================================


  You should read the following discussion in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward looking statements include, among others, those statements including the words, "may," "will," "plans," "seeks," "expects," "anticipates," "intends," "believes" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act
of 1995.   You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Form 10-K, and in other documents we file with the SEC. Factors that might cause future results to differ materially from those discussed in the forward looking statements include, but are not limited to, those discussed in "Business" and elsewhere in this Form 10-K.

Overview

  We provide cost-effective software-based communications solutions that address high-speed Internet connectivity requirements for existing and emerging technologies. Our communications products enable Internet access through PCs and alternative Internet access devices. Our soft modem products consist of a hardware chipset containing a proprietary host signal processing software architecture which allows for the utilization of the computational and processing resources of a host central processor, effectively replacing special-purpose hardware required in conventional hardware-based modems. Together, the combination of the chipset and software drivers are a component part within a computer which allows for telecommunications connectivity. By replacing hardware with a software solution, our host signal processing technology lowers costs while enhancing capabilities.

  From our inception in February 1994 through the end of 1995, we were a development stage company primarily engaged in product development, product testing and the establishment of strategic relationships with customers and suppliers. From December 31, 1995 to December 31, 2000, our total headcount increased from 18 to 198. We first recognized revenue on product sales in the fourth quarter of 1995, and became profitable in 1996, our first full year of product shipments. Revenues increased from $24.0 million in 1997 to $33.0 million in 1998, $76.3 million in 1999 and $97.2 million in 2000.

  We sell soft modems to manufacturers and distributors principally in Asia through our sales personnel, independent sales representatives and distributors. Our sales to manufacturers and distributors in Asia were 91%, 99% and 76% of our total sales for the years ended 2000, 1999 and 1998, respectively. The predominance of our sales is in Asia because our customers are primarily motherboard and modem manufacturers, and the majority of these manufacturers are located in Asia. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards that they purchase from the board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Industry statistics indicate that approximately two-thirds of modems manufactured in Asia are sold in North America.

  We recognize revenues from product sales to customers upon shipment, except sales to distributors which are recognized only when distributors have sold the product to the end-user. We provide for estimated sales returns and price rebate allowances related to sales to OEMs at the time of shipment. We recognize revenues from non-recurring engineering contracts as contract milestones are achieved. Revenues from technology licenses are recognized after delivery has occurred and the amount is fixed and determinable, generally based upon the contract's nonrefundable payment terms. To the extent there are extended payment terms on these contracts, revenue is recognized as the payments become due and the cancellation privilege lapses. To date, we have not offered post-contract customer support. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 60 days after shipment.

Results of Operations

Years ended December 31, 2000, 1999 and 1998
(All amounts in tables, other than percentages, are in thousands)

Revenues
-----------------------------------------------------------------------------------------------------
                                                                         2000         1999     1998
                                                                       ---------    --------  --------
Revenues..............................................................   $97,183    $76,293    $33,004
% change from prior period............................................      27.4%     131.2%      37.5%
------------------------------------------------------------------------------------------------------

  Our revenues primarily consist of product sales of soft modems to board manufacturers and distributors in Asia. Revenues increased $20.9 million for the year ended December 31, 2000 compared to the same period in 1999. These increases were attributable to increased units sold to tier-one OEMs such as Compaq Corporation, Intel Corporation, Fujitsu Limited and NEC Corporation, and to a lesser extent, increased license revenues recognized during fiscal year 2000. The increase in sales volume was partly offset by downward pressure on average selling prices and sales discounts to customers. Our average selling prices decreased from December 31, 1999 to December 31, 2000, mainly due to the downward pricing pressure which is commonly seen in the industry. However, we believe this decrease in selling prices has generated the increase in sales volume.

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


Gross Profit
------------------------------------------------------------------------------------------------------
                                                                           2000       1999       1998
                                                                         --------   --------   -------
Gross profit..........................................................   $43,243    $36,865    $19,126
Percentage of revenues................................................      44.5%      48.3%      58.0%
% change from prior period............................................      17.3%      92.7%      72.5%
------------------------------------------------------------------------------------------------------

  Cost of revenues consists primarily of chipsets we purchase from third party manufacturers and also includes amortization of intangibles related to the Communications Systems Division ("CSD") acquisition, accrued intellectual property royalties, cost of operations, provision for inventory obsolescence and distribution costs.

  Gross profit increased $6.4 million for the year ended December 31, 2000 compared to the same period last year due to increased volume, partially offset by a decline in the per-unit average gross profit. Gross profit as a percentage of revenue decreased from 48.3% for the year ended December 31, 1999 to 44.5% for the year ended December 31, 2000 because of a shift to higher volume, lower margin sales to OEMs and, generally, average selling prices decreased faster than the rate of cost reductions. On the other hand, higher-margin license revenues favorably impacted gross margins during the year, partially offsetting the decrease from average selling prices.

  Gross profit increased $17.7 million for 1999 compared to 1998. The increase in gross profit was the direct result of increased revenues, inventory cost reduction and economies of scale. Gross profit as a percentage of revenue decreased from 58.0% for the year ended December 31, 1998 to 48.3% for the year ended December 31, 1999 as a result of a reversal of royalty reserves of $3.0 million. Excluding this reversal, gross profit would have been 48.9% in 1998. Upon consummation of the CSD acquisition in December 1998, we reversed $3.0 million of previously recorded accrued royalties because CSD had licensing agreements with payment terms more favorable than management's previous estimates of the cost of obtaining such licensing rights through our own negotiations. Additionally, we believed that future settlements with other third parties were more likely after the CSD acquisition to include cross licensing of our intellectual property rather than payments of license fees or royalties, thus reducing the estimated amount of accrued royalty liability. Nonrecurring engineering and licensing revenues, which are characterized by high gross margins, were a reduced percentage of total sales in 1999 compared to 1998. This reduction adversely impacted our profit margins.

Research and Development
------------------------------------------------------------------------------------------------------
                                                                           2000      1999       1998
                                                                         --------   -------   --------
Research and development..............................................   $14,130    $10,317    $4,932
Percentage of revenues................................................      14.5%      13.5%     14.9%
% change from prior period............................................      37.0%     109.2%     47.3%
-----------------------------------------------------------------------------------------------------

  Research and development expenses include compensation costs for software and hardware development, prototyping, certification and pre-production costs. We expense all research and development costs as incurred.

  Research and development expenses increased $3.8 million for the year ended December 31, 2000 compared to 1999 as we continue to invest heavily in the development of the G.DMT, wireless and embedded modems, as well as a V.92 upgrade. Approximately 68% of research and development expenses for the year ended December 31, 2000 were payroll related. As a percentage of revenues, we expect that our research and development expenses will remain at the same level in 2001 as we continue to develop new products.

  Research and development expenses increased $5.4 million for 1999 compared to 1998 due to the addition of personnel to develop new products related to the G.Lite, Modem Riser card and HIDRA projects as well as engineering work related to V.90 modems. HIDRA is one of our product names and is also an acronym for High Density Remote Access. As a percentage of revenues, research and development expenses decreased in 1999 because revenue growth was proportionally greater than the increase in research and development expenses. Approximately 68% of research and development expenses for the year ended December 31, 1999 were payroll related.

Sales and Marketing
------------------------------------------------------------------------------------------------------
                                                                           2000      1999       1998
                                                                         --------   -------   --------
Sales and marketing...................................................   $14,293    $10,523    $5,624
Percentage of revenues................................................      14.7%      13.8%     17.0%
% change from prior period............................................      35.8%      87.1%     77.5%
-----------------------------------------------------------------------------------------------------

  Sales and marketing expenses consist primarily of personnel costs, sales commissions and marketing costs. Sales commissions payable to our distributors are recognized when our products are "sold through" from the distributors to end-users so that the commission expense is matched with related recognition of revenues. Marketing costs include promotional goods, public relations and trade shows.

  Sales and marketing expenses increased $3.8 million for the year ended December 31, 2000 compared to 1999. The increase reflects the increased costs to support higher sales and the addition of sales and marketing personnel to develop new accounts and drive new product development and product launches. Public relation costs, trade shows, press tours, sales programs, the production of collateral sales materials and travel costs also increased from a year ago. As a percentage of revenues, we expect that our sales and marketing expenses will remain at the same level in 2001.

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

General and Administrative
----------------------------------------------------------------------------------------------------
                                                                           2000      1999      1998
                                                                         --------   -------   ------
General and administrative............................................   $8,058    $5,459    $2,169
Percentage of revenues................................................      8.3%      7.2%      6.6%
% change from prior period............................................     47.6%    151.6%     34.6%
---------------------------------------------------------------------------------------------------

  General and administrative expenses include costs associated with our general management and finance functions as well as professional service charges, such as legal, tax and accounting fees. Other general expenses include rent, insurance, utilities, travel and other operating expenses to the extent not otherwise allocated to other functions.

  General and administrative expenses increased $2.6 million for the year ended December 31, 2000 compared to 1999. The increase was primarily due to our increase in staffing and related infrastructure to support our continued growth and the increased legal costs associated with the patent infringement litigation against Smart Link and ESS. We expect that our general and administrative expenses will continue to increase in 2001 as a result of the patent infringement litigation.

  General and administrative expenses increased $3.3 million for 1999 compared to 1998. This increase reflected additional legal costs related to an increased number of contract negotiations and patent submissions, additional tax planning, and litigation expenses related to the Motorola lawsuit. We also incurred additional expenses related to an increase in personnel.


Acquired In-Process Research and Development
----------------------------------------------------------------------------------------------------
                                                                           2000      1999      1998
                                                                         --------   -------   ------
Acquired in-process research and development..........................    $1,600     $  --    $6,130
Percentage of revenues................................................       1.6%       --     18.6%
----------------------------------------------------------------------------------------------------

  Upon completion of the Voyager acquisition on February 24, 2000, we immediately expensed $1.6 million representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The $1.6 million expensed as in-process research and development was approximately 9% of the purchase price and was attributed and supported by a discounted cash flow analysis that identified revenues and costs on a project by project basis. The value assigned to purchased in-process technology, based on a percentage of completion discounted cash flow method, was determined by identifying research projects in areas for which technological feasibility has not been established. The following in-process projects existed at Voyager as of the acquisition date: Bluetooth, HomeRF, Direct Sequence Cordless, Bluetooth/HomeRF Combo, Bluetooth/HomeRF/Direct Sequence, Wireless Gas Tank Sensor, Wireless GPS and Wireless Industrial Garage Door Opener projects.

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


Amortization of Deferred Compensation
----------------------------------------------------------------------------------------------------
                                                                           2000      1999      1998
                                                                         --------   -------   ------
Amortization of deferred compensation.................................   $1,308   $    790   $  43
Percentage of revenues................................................      1.3%       1.0%    0.1%
% change from prior period............................................     65.6%   1,737.2%     --
----------------------------------------------------------------------------------------------------

  In connection with the grant of stock options to employees prior to our initial public offering, we have recorded deferred compensation representing the difference between the exercise price and deemed fair market value of our common stock on the date these stock options were issued.

  The amortization of deferred compensation increased $518,000 for the year ended December 31, 2000 compared to 1999 because 2000 reflects a full year of amortization whereas 1999 reflects amortization from the date of grant, which tended to be in the second half of 1999. We expect that the amortization of deferred compensation to remain at approximately $320,000 per quarter through the third quarter of 2003.

  In December 2000, an employee and us mutually agreed to rescind an option exercise to purchase 30,000 shares of common stock which occurred in January 2000. There was no effect on our financial position or results of operations for the year ended December 31, 2000 as a result of this rescission.

  The amortization of deferred compensation increased $747,000 for 1999 compared to 1998 primarily due to a higher deemed fair market value of our stock and additional stock options granted to new employees. The amount of deferred compensation expense recorded for the grant of stock options to employees in 1999 was $5.4 million, which is being amortized over the vesting periods of the options.


Other Income, Net
--------------------------------------------------------------------------------------------------
                                                                         2000      1999      1998
                                                                        -------   -------   ------
Other income, net.....................................................   $7,288   $ 271     $ 479
Percentage of revenues................................................      7.5%    0.4%      1.4%
--------------------------------------------------------------------------------------------------

  Other income, net, consists of interest income, net of interest expense. Interest income is expected to fluctuate over time. Other income, net, increased $7.0 million for the year ended December 31, 2000 compared to 1999 primarily due to interest earned from the proceeds from the initial public offering and secondary public offering and the elimination of interest expense on the loan used to acquire Communications Systems Division.

  Other income, net, decreased $208,000 for 1999 compared to 1998 primarily due to the interest expense related to the loan used to acquire Communications Systems Division, offset by interest income generated by cash balances.


Provision for Income Taxes
--------------------------------------------------------------------------------------------------
                                                                         2000      1999      1998
                                                                        -------   -------   ------
Provision for income taxes............................................   $2,366    $3,014   $ 212
Effective tax rate....................................................     27.8%     30.0%   30.0%
-------------------------------------------------------------------------------------------------

  Provision for income taxes decreased for the year ended December 31, 2000 compared to 1999 due to lower taxable income. The effective tax rate decreased from 30.0% a year ago to 27.8% mainly due to an increase in our business in foreign jurisdictions with lower tax rates.

  Provision for income taxes increased $2.8 million for 1999 compared to 1998 due to higher taxable income, while the effective tax rate remained at approximately 30.0%.

  We have $5.7 million in deferred tax assets as of December 31, 2000. We believe that our effective tax rate will continue to be below the statutory tax rate of 35% due to international sales and profits through our wholly owned subsidiaries, which are taxed at rates below the statutory tax rate in the U.S.


Extraordinary Items
--------------------------------------------------------------------------------------------------
                                                                         2000      1999      1998
                                                                        -------   -------   ------
Income before extraordinary item......................................   $6,138  $ 7,033   $ 495
Extraordinary loss on extinguishment of debt, net of income taxes of         --   (1,611)     --
  $135................................................................  -------   -------   -----
Net income............................................................   $6,138  $ 5,422   $ 495
-------------------------------------------------------------------------------------------------

  On October 25, 1999, we retired $15.0 million of notes payable with proceeds from the initial public offering. In connection with the early retirement of debt, we incurred a $1.6 million, net of taxes, extraordinary loss for prepayment penalties and the write-off of deferred debt charges.


Liquidity and Capital Resources
-----------------------------------------------------------------------------------------------------
                                                                         2000      1999      1998
                                                                        -------   -------   ------
Net cash provided by (used in) operating activities.................. $ (5,215)  $ 21,541   $  2,719
Net cash used in investing activities................................  (47,236)   (56,380)   (17,344)
Net cash provided by financing activities............................   33,143     66,556     20,928
Cash, cash equivalents and short-term investments at the end of year.  118,380     98,290     12,988
Working capital at the end of year...................................  130,911     89,892     14,011
-----------------------------------------------------------------------------------------------------

  For the year ended December 31, 2000, net cash used in operating activities was $5.2 million, compared to net cash provided by operating activities of $21.5 million for the year ended December 31, 1999. The primary source for the use of cash in operating activities for the year ended December 31, 2000 was due to the increase in accounts receivable. Net cash used in investing activities for the year ended December 31, 2000 consists of the acquisition of Voyager Technologies and BlueCom Technology of $5.1 million, purchases of property and equipment of $3.0 million and purchases of short-term investments of $109.6 million, offset by maturities and sales of short-term investments of $70.5 million. Net cash provided by financing activities for the year ended December 31, 2000 consisted of proceeds from issuance of common stock associated with the secondary public offering and proceeds from stock option exercises and shares issued through the employee stock purchase plan.

  As of December 31, 2000, we had $118.4 million in cash, cash equivalents and short-term investments, and working capital of $130.9 million. Accounts receivable, as measured in days sales outstanding ("DSO"), was 130 days at December 31, 2000 compared to 26 days in December 31, 1999. Collection terms on our sales to tier-one customers are generally 60 days after shipment, which is standard for our industry. As sales to tier-one customers increase, we expect DSO to increase as compared to prior periods where sales to smaller customers with payment terms of 45 days or less were proportionately greater. However, DSO at December 31, 1999 was abnormally low primarily due to increased cash collection efforts prior to the year-end holiday period, partially offset by the increase in sales to tier-one customers.

  The increase in net cash provided by operating activities for 1999 compared to 1998 was primarily due to improved collection in accounts receivable due to the use of letters of credit and higher net income in 1999. Net cash used in investing activities for 1999 reflected the purchases of short-term investments, property and equipment. Net cash provided by financing activities for 1999 consisted of proceeds from the initial public offering, offset by the repayment of the notes payable associated with the Communications Systems Division acquisition.

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

Recent Accounting Pronouncements

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

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". In June 2000, the SEC deferred the adoption date for SAB 101 until our fourth quarter ended December 31, 2000. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in October 2000 and this adoption did not have a material effect on our financial position or results of operations.

  In March 2000, the FASB issued Financial Standards Board Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 addresses the application of APB 25 to clarify, among other issues, (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent FIN 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation will be recognized on a prospective basis from July 1, 2000. We adopted FIN 44 in July 2000 and this adoption did not have a material effect on our financial position or results of operations.

Item  7A:   Quantitative and Qualitative Disclosures about Market Risk
================================================================================

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

                                  PCTEL, INC.

              Item 8: Financial Statements and Supplementary Data

                Index to The Consolidated Financial Statements

                                                                                                                    Page
                                                                                                                    ----
  Report of Independent Public Accountants........................................................................   34

  Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999.......................................   35

  Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998......................   36

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and
   1998...........................................................................................................   37

  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998......................   39

  Notes to the Consolidated Financial Statements..................................................................   40

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the stockholders of PCTEL, Inc.:

We have audited the accompanying consolidated balance sheets of PCTEL, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCTEL, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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


                                        ARTHUR ANDERSEN LLP


San Jose, California
January 26, 2001

                                  PCTEL, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                               December 31,                 December 31,
                                                                                   2000                         1999
                                                                        ---------------------------------------------------
                             ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                               $         25,397              $          44,705
    Short-term investments                                                            92,983                         53,585
    Accounts receivable, net of allowance for doubtful
     accounts of $5,043 and $2,213, respectively                                      24,112                          6,555
    Inventories                                                                       13,837                          5,741
    Prepaid expenses and other assets                                                  4,369                          2,422
    Deferred tax asset                                                                 3,322                          3,211
                                                                        --------------------          ---------------------
              Total current assets                                                   164,020                        116,219
PROPERTY AND EQUIPMENT, net                                                            4,722                          3,099
GOODWILL AND OTHER INTANGIBLE ASSETS, net                                             21,662                          8,649
DEFERRED TAX ASSET                                                                     2,333                          2,365
OTHER ASSETS                                                                             219                            273
                                                                        --------------------          ---------------------
TOTAL ASSETS                                                                $        192,956              $         130,605
                                                                        ====================          =====================

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                        $          9,142              $           7,140
    Accrued royalties                                                                 11,656                          7,868
    Income taxes payable                                                               3,417                          3,290
    Accrued compensation and benefits                                                  2,464                          1,919
    Accrued warranty                                                                   3,520                          1,200
    Accrued liabilities                                                                2,910                          4,910
                                                                        --------------------          ---------------------
              Total current liabilities                                               33,109                         26,327
                                                                        --------------------          ---------------------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)
STOCKHOLDERS' EQUITY:
    Common stock,$0.001 par value, 50,000,000 shares
     authorized, 18,817,796 and 16,560,335 shares issued
     and outstanding at December 31, 2000 and 1999,
     respectively.                                                                        19                             17
    Additional paid-in capital                                                       146,461                         99,334
    Deferred compensation                                                             (2,894)                        (4,856)
    Retained earnings                                                                 15,987                          9,849
    Accumulated other comprehensive income (loss)                                        274                            (66)
                                                                        --------------------          ---------------------
              Total stockholders' equity                                             159,847                        104,278
                                                                        --------------------          ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $        192,956              $         130,605
                                                                        ====================          =====================

     The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                                       Year Ended December 31,
                                                                  --------------------------------------------------------------
                                                                        2000                   1999                  1998
                                                                  -----------------      -----------------      ----------------
REVENUES                                                              $      97,183          $      76,293          $     33,004
COST OF REVENUES                                                             53,940                 39,428                13,878
                                                                  -----------------      -----------------      ----------------
GROSS PROFIT                                                                 43,243                 36,865                19,126
                                                                  -----------------      -----------------      ----------------
OPERATING EXPENSES:
      Research and development                                               14,130                 10,317                 4,932
      Sales and marketing                                                    14,293                 10,523                 5,624
      General and administrative                                              8,058                  5,459                 2,169
      Acquired in-process research and development                            1,600                      -                 6,130
      Goodwill amortization                                                   2,638                      -                     -
      Amortization of deferred compensation                                   1,308                    790                    43
                                                                  -----------------      -----------------      ----------------
           Total operating expenses                                          42,027                 27,089                18,898
                                                                  -----------------      -----------------      ----------------
INCOME FROM OPERATIONS                                                        1,216                  9,776                   228
OTHER INCOME, NET:
      Interest expense                                                         (131)                (1,449)                  (25)
      Interest income                                                         7,419                  1,720                   504
                                                                  -----------------      -----------------      ----------------
           Total other income, net                                            7,288                    271                   479
                                                                  -----------------      -----------------      ----------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                      8,504                 10,047                   707
PROVISION FOR INCOME TAXES                                                    2,366                  3,014                   212
                                                                  -----------------      -----------------      ----------------

NET INCOME BEFORE EXTRAORDINARY LOSS                                          6,138                  7,033                   495
Extraordinary loss, net of income taxes                                           -                 (1,611)                    -
                                                                  -----------------      -----------------      ----------------
NET INCOME                                                            $       6,138          $       5,422          $        495
                                                                  =================      =================      ================

Basic earnings per share before extraordinary loss                    $        0.34          $        1.33          $       0.21
Basic earnings per share after extraordinary loss                                 -                   1.03                     -
Shares used in computing basic earnings per share                            18,011                  5,287                 2,355

Diluted earnings per share before extraordinary loss                  $        0.30          $        0.48          $       0.04
Diluted earnings per share after extraordinary loss                               -                   0.37                     -
Shares used in computing diluted earnings per share                          20,514                 14,666                12,325

     The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)






                                                                                                              Accumulated
                              Preferred Stock    Common Stock      Additional                                    Other
                           ------------------------------------     Paid-In      Deferred       Retained     Comprehensive
                              Shares   Amount   Shares   Amount     Capital    Compensation     Earnings     Income (Loss)  Total
                           --------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997   8,511     $ 9      2,209    $ 2       $  9,667     $  -            $ 3,932      $    -        $ 13,610
 Issuance costs for Series
  C convertible preferred
  stock                          -       -          -      -            (44)       -                  -           -            (44)
 Deferred compensation
  expense for stock option
  grants                         -       -          -      -            257     (257)                 -           -              -
 Amortization of deferred
  compensation                   -       -          -      -              -       43                  -           -             43
 Issuance of common stock
  on exercise of stock
  options                        -       -        203      -             34        -                  -           -             34
 Issuance of Series C
  convertible stock
  warrants in conjunction
  with notes payable             -       -          -      -          1,350        -                  -           -          1,350
 Cost incurred related to
  initial public offering        -       -          -      -           (349)       -                  -           -           (349)

 Net income                      -       -          -      -              -        -                495           -            495
                           --------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998   8,511       9      2,412      2         10,915     (214)            4,427            -         15,139
 Deferred compensation
  expense for stock option
  grants                         -       -          -      -          5,432   (5,432)                -            -              -
 Amortization of deferred
  compensation                   -       -          -      -              -      790                 -            -            790
 Issuance of common stock
  from initial public
  offering                       -       -      5,290      6         83,629        -                 -            -         83,635
 Issuance of common stock
  on exercise of stock
  options                        -       -        346      -            399        -                 -            -            399
 Conversion of preferred
  stock to common stock     (8,511)     (9)     8,511      9              -        -                 -            -              -
 Issuance of common stock
  from warrant exercises         -       -          1      -             11        -                 -            -             11
 Costs incurred related to
  initial public offering        -       -          -      -         (1,140)       -                 -            -         (1,140)
 Grant of stock options to
  non-employees                  -       -          -      -             88        -                 -            -             88

 Net income                      -       -          -      -              -        -             5,422            -          5,422
 Unrealized loss on
  available-for-sale
  securities                     -       -          -      -              -        -                 -          (66)           (66)

                      -------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999       -       -     16,560     17         99,334   (4,856)            9,849          (66)        104,278
 Reversal of deferred
  compensation expense for
  stock option grants            -       -          -      -           (654)     654                 -            -               -
 Amortization of deferred
  compensation                   -       -          -      -              -    1,308                 -             -          1,308
 Issuance of common stock
  on exercise of stock
  options                        -       -      1,193      1          4,614        -                 -             -          4,615
 Rescission of stock
  option exercise                -       -        (30)     -            (14)       -                 -             -            (14)
 Issuance of common stock
  from purchase of ESPP
  shares                         -        -        37      -            834        -                 -             -            834
 Issuance of common stock
  from secondary offering        -        -       650      1         28,713        -                 -             -         28,714
 Issuance of common stock
  from warrant exercises         -        -       159      -              8        -                 -             -              8
 Issuance of common stock
  for the acquisition of
  Voyager Technologies           -        -       238      -         14,318        -                 -              -        14,318
 Issuance of common stock
  for the acquisition of
  BlueCom                        -        -        11      -            322         -                 -             -           322
 Costs incurred related to
  initial public offering        -        -         -      -           (337)        -                 -             -          (337)
 Costs incurred related to
  secondary offering             -        -         -      -           (677)        -                 -             -          (677)

 Net income                      -        -         -      -              -         -             6,138             -         6,138
 Unrealized gain on
  available-for-sale
  securities                     -        -         -      -              -         -                 -           340           340
                           --------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000       -     $  -    18,818    $19       $146,461    $(2,894)         $15,987          $274      $159,847
                           ========================================================================================================


     The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                               Year Ended December 31,
                                                                                   -------------------------------------------
                                                                                         2000           1999           1998
                                                                                   -------------------------------------------

Cash Flows from Operating Activities:
   Net income                                                                        $     6,138     $    5,422     $      495
   Adjustments to reconcile net income to net cash
      Provided by (used in) operating activities:
         Acquired in-process research and development                                      1,600              -          6,130
         Depreciation and amortization                                                     6,441          2,835            303
         Amortization of deferred debt charge                                                  -          1,550              -
         Provision for allowance for doubtful accounts                                     3,677          1,674            465
         Provision for excess and obsolete inventories                                       918          1,121            330
         (Increase) decrease in deferred tax asset                                           165         (1,371)        (1,525)
         Amortization of deferred compensation                                             1,308            790             43
         Grant of stock options to non-employee                                                -             88              -
   Changes in operating assets and liabilities, net of acquisitions:
         (Increase) decrease in accounts receivable                                      (20,627)         4,702         (7,771)
         Increase in inventories                                                          (8,924)        (4,789)        (1,352)
         (Increase) decrease in prepaid expenses and other assets                         (1,872)        (2,300)           598
         Increase in accounts payable                                                      1,952          1,985          3,578
         Increase (decrease) in accrued royalties                                          3,788          2,724         (1,361)
         Increase in income taxes payable                                                    127          2,083          1,207
         Increase in accrued liabilities                                                      94          5,027          1,579
                                                                                     -----------    -----------    -----------
               Net cash provided by (used in) operating activities                        (5,215)        21,541          2,719

Cash Flows from Investing Activities:
   Capital expenditures for property and equipment                                        (3,044)        (2,729)          (512)
   Purchase of available-for-sale investments                                           (109,611)       (53,651)             -
   Proceeds from sales and maturities of available-for-sale investments                   70,553              -              -
   Purchase of businesses, net of cash acquired                                           (5,134)             -        (16,832)
                                                                                     -----------    -----------    -----------
         Net cash used in investing activities                                           (47,236)       (56,380)       (17,344)

Cash Flows from Financing Activities:
   Principal payments on capital lease obligations                                             -            (36)           (28)
   Proceeds from notes payable                                                                 -              -         16,313
   Principal payments on notes payable                                                         -        (16,313)             -
   Proceeds from issuance of preferred stock                                                   -              -          5,002
   Costs incurred related to issuance of preferred stock                                       -              -            (44)
   Proceeds from issuance of common stock                                                 34,157         84,045             34
   Costs incurred related to initial public offering                                        (337)        (1,140)          (349)
   Costs incurred related to secondary public offering                                      (677)             -              -
                                                                                     -----------    -----------    -----------
         Net cash provided by financing activities                                        33,143         66,556         20,928

Net increase (decrease) in cash and cash equivalents                                     (19,308)        31,717          6,303
Cash and cash equivalents, beginning of year                                              44,705         12,988          6,685
                                                                                     -----------    -----------    -----------
Cash and cash equivalents, end of year                                               $    25,397     $   44,705     $   12,988
                                                                                     =========================================

Supplemental Cash Flow Information:
   Cash paid for interest                                                            $         -     $    1,449     $       25
   Cash paid for income taxes                                                        $     2,047     $    2,163     $      462
   Issuance of warrants for preferred and common stock                               $         -     $        -     $    1,400
   Increases (decreases) to deferred compensation                                    $      (654)    $    5,432     $      257
   Acquisition of businesses for stock                                               $    14,640     $        -     $        -

     The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, Inc.

Notes to the Consolidated Financial Statements
For the Year Ended: December 31, 2000

================================================================================

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization and Operations of the Company

  We were originally incorporated in California in February 1994. In July 1998, we reincorporated in Delaware and this reincorporation has been reflected retroactively in the accompanying consolidated financial statements.

  We are a leading provider of software-based high speed connectivity solutions to individuals and businesses worldwide. We design, develop, produce and market advanced software-based high performance, low cost modems that are flexible and upgradable, with functionality that can include data/fax transmission at various speeds, and telephony features. Our soft modem products consist of a hardware chipset containing a proprietary host signal processing software architecture which allows for the utilization of the computational and processing resources of a host central processor, effectively replacing special-purpose hardware required in conventional hardware-based modems. Together, the combination of the chipset and software drivers are a component part within a computer which allows for telecommunications connectivity. By replacing hardware with a software solution, our host signal processing technology lowers costs while enhancing capabilities.

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

Consolidation and Foreign Currency Translation

  We use the United States dollar for our financial statements, even for our subsidiaries in foreign countries. All gains and losses resulting from transactions originally in foreign currencies and then translated into US dollars are included in net income. As of December 31, 2000, we had subsidiaries in the Cayman Islands, Japan and Taiwan. These consolidated financial statements include the accounts of PCTEL and our subsidiaries after eliminating intercompany accounts and transactions.

Cash Equivalents and Short-Term Investments

  We divide our financial instruments into two different classifications.

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

                                     As of December 31, 2000, short-term investments consisted of high-grade corporate securities with maturity dates of approximately five months to two years.

                                     These investments are recorded at market price and any unrealized holding gains and losses (based on the difference between market price and book value) are reflected as other comprehensive income/loss in the stockholders' equity section of the balance sheet. We have accumulated a
                                     $274,000 unrealized holding gain as of December 31, 2000. Realized gains and losses

                                     and declines in value of securities judged to be other than temporary are included in interest income and have not been significant to date. Interest and dividends of all securities are included in interest income.

Concentrations of Credit Risk

  We have potential credit risk primarily in two areas, our short-term investments and trade receivables.

  Our investment policy is to preserve the value of our capital and generate interest income from these investments without undue exposure to risk. Market risk is the potential loss due to the change in value of a financial instrument due to interest rates or equity prices. We try to moderate this risk in two ways. First, our investment portfolio is divided between Banc of America Securities and Salomon Smith Barney. By using two independent investment banking firms, we believe it has improved market visibility. Secondly, we independently review market pricing on a periodic basis based upon directly managing a limited amount of funds we use for operations which are not managed by our funds' managers.

  For trade receivables, credit risk is the potential for a loss due to a customer not meeting its payment obligations. We have established an allowance for amounts which we may not be able to collect based on industry standards and actual payment history. We moderate this risk by establishing and reviewing credit limits, monitoring those limits and making updates as required. See Note 9 for industry segment, customer and geographic information.

Inventories

  Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of December 31, 2000 and 1999 were composed of finished goods only. Based on our current estimated requirements, it was determined that there was excess inventory and those excess amounts were fully reserved as of December 31, 2000 and 1999. Due to competitive pressures and technological innovation, it is possible that these estimates could change in the near term.

Property and Equipment

  Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized over the corresponding lease term.

  Property and equipment consists of the following (in thousands):

                                                                        December 31,
                                                                 --------------------------
                                                                   2000              1999
                                                                 ---------       ----------
Computer and office equipment                                     $ 6,753           $ 3,862
Furniture and fixtures                                                541               391
Leasehold improvements                                                251                 9
Other                                                                  78                 -
                                                                  -------           -------
  Total property and equipment                                      7,623             4,262
Less:  Accumulated depreciation and amortization                   (2,901)           (1,163)
                                                                  -------           -------
  Property and equipment, net                                     $ 4,722           $ 3,099
                                                                  =======           =======

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

Revenue Recognition

  Revenues consist primarily of sales of products to original equipment manufacturers ("OEMs") and distributors. Revenues from sales to OEMs are recognized upon shipment. We provide for estimated sales return and price rebate allowances related to sales to OEMs at the time of shipment. As of December 31, 2000 and 1999, $6.8 million and $3.0 million of returns and price rebate allowances were netted against accounts receivable in the accompanying consolidated balance sheets. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to end-users. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 60 days after shipment.

  We also generate revenues from engineering contracts. Revenues from engineering contracts are recognized as contract milestones are achieved. Royalty revenue is recognized when confirmation of royalties due to us is received from licensees. Furthermore, revenues from technology licenses are recognized after delivery has occurred and the amount is fixed and determinable, generally based upon the contract's nonrefundable payment terms. To the extent there are extended payment terms on these contracts, revenue is recognized as the payments become due and the cancellation privilege lapses. To date, we have not offered post-contract customer support.

Stock-Based Compensation

  We account for stock-based awards to employees in accordance with APB No. 25, "Accounting for Stock Issued to Employees". We have adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, if the exercise price of our employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. However, if the stock option price is less than fair market value a stock based compensation charge is required. We recorded a deferred compensation charge for options granted below fair market value before our Initial Public Offering ("IPO") and have also included the pro forma disclosures required under SFAS No. 123 in Note 6.

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

  The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2000, 1999, and 1998, respectively (in thousands, except per share data):

                                                                              Year Ended December 31,
                                                              ------------------------------------------------------
                                                                          2000               1999               1998
                                                              ----------------    ---------------    ---------------
Net income                                                      $        6,138      $       5,422      $         495
                                                              ================    ===============    ===============

Basic earnings per share:
 Weighted average common shares outstanding                             18,011              5,287              2,355
                                                              ----------------    ---------------    ---------------

Basic earnings per share                                        $         0.34      $        1.03      $        0.21
                                                              ================    ===============    ===============

Diluted earnings per share:
 Weighted average common shares outstanding                             18,011              5,287              2,355
 Weighted average common stock option grants and outstanding             2,503              2,603              1,518
  warrants
 Weighted average preferred stock outstanding                               --              6,776              8,452
                                                              ----------------    ---------------    ---------------

 Weighted average common shares and common stock equivalents            20,514             14,666             12,325
  outstanding
                                                              ----------------    ---------------    ---------------

Diluted earnings per share                                      $         0.30      $        0.37      $        0.04
                                                              ================    ===============    ===============

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

Comprehensive Income

  Effective January 1, 1998, we adopted SFAS No. 130 "Reporting Comprehensive Income." Comprehensive income is to include amounts that have been previously excluded from net income and reflected instead in stockholders' equity. For the year ended December 31, 2000, comprehensive income was $6.5 million, which includes an unrealized holding gain of $340,000 related to available-for-sale investments. For the year ended December 31, 1999, comprehensive income was $5.4 million, which includes an unrealized holding loss of $66,000 related to available-for-sale investments. For the year ended December 31, 1998, comprehensive income was the same as reported net income.

Recent Accounting Pronouncements

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

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". In June 2000, the SEC deferred the adoption date for SAB 101 until our fourth quarter ended December 31, 2000. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in October 2000 and this adoption did not have a material effect on our financial position or results of operations.

  In March 2000, the FASB issued Financial Standards Board Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 addresses the application of APB 25 to clarify, among other issues, (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent FIN 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation will be recognized on a prospective basis from July 1, 2000. We adopted FIN 44 in July 2000 and this adoption did not have a material effect on our financial position or results of operations.

Risks and Uncertainties

  For the years ended December 31, 2000, 1999 and 1998, we purchased integrated circuits from a limited number of vendors. If these vendors are unable to provide integrated circuits in a timely manner and we are unable to find alternative vendors, our business, operating results and financial condition could be adversely affected.

  The majority of our revenues are derived from a limited number of products utilizing host signal processing technology. The market for these products is characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay in bringing a new product to market could adversely affect our operating results.

Reclassifications

  Certain amounts in prior years have been reclassified to conform with the current year presentation.

2.  SHORT-TERM INVESTMENTS

  We invest in high quality, short-term investments, which we classify as available-for-sale. There were no significant differences between amortized cost and estimated fair value at December 31, 2000 and 1999. The following table presents the estimated fair value breakdown of investment securities by major security type (in thousands):

                                                         December 31,
                                                  -------------------------
                                                   2000              1999
                                                  -------           -------
Commercial paper                                  $17,997           $15,884
U.S. Government obligations                         7,760             7,908
Corporate bonds                                    67,226            29,793
                                                  -------           -------
 Total short-term investments                     $92,983           $53,585
                                                  =======           =======

  As of December 31, 2000, $47.9 million of the short-term investments have maturity dates of less than one year and $45.1 million have maturity dates of one to five years.

3.  ACQUISITIONS

BlueCom Technology Corp.

  On December 14, 2000, we completed the acquisition of BlueCom Technology Corp., ("BlueCom"), Taiwan's industry leader in the innovation, development and marketing of MMX Signal Processing (MSP) technology. Under the terms of the Agreement and Plan of Reorganization (the "Merger Agreement"), the former shareholders of BlueCom received 11,245 shares of our common stock and $1,557,770 of cash in exchange for all shares of BlueCom common stock.

  The purchase price of BlueCom was allocated based upon the estimated fair value of the assets acquired and liabilities assumed, which approximated book value. The following table summarizes the components of the total purchase price and the allocation (in thousands, except share amounts).

Cash                                                                                          $1,557
Fair value of 11,245 shares of our common stock                                                  322
Acquisition costs                                                                                 33
                                                                                --------------------
      Estimated total purchase price                                                           1,912
Less:  Net assets acquired                                                                      (307)
                                                                                --------------------
      Estimated acquired intangibles                                                          $1,605
                                                                                ====================

  The acquisition was accounted for under the purchase method of accounting. Under this method, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price. In this circumstance, the difference was $1.6 million which was attributed to goodwill ($949,000) and a covenant not to compete ($656,000). We have classified this balance of $1.6 million as goodwill and other intangible assets, net, in the accompanying consolidated balance sheets and are amortizing it over useful lives of two to five years. We have included the results of BlueCom from the date of acquisition to December 31, 2000 in the consolidated statements of operations.

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

Fair value of 237,272 shares of our common stock                                   $          11,814
Fair value of options for 49,056 shares of our common stock                                    2,504
Cash                                                                                           2,065
Settlement of outstanding claim                                                                1,500
Acquisition costs                                                                                687
                                                                                --------------------
      Estimated total purchase price                                                          18,570
Less:  Net assets acquired                                                                      (762)
                                                                                --------------------
      Estimated acquired intangibles                                               $          17,808
                                                                                ====================

  The acquisition was structured as a tax-free reorganization and was accounted for under the purchase method of accounting. Under this method, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price. In this circumstance, the difference was $17.8 million. We attributed $1.6 million of the excess purchase price to in-process research and development, which we expensed immediately, and the balance of $16.2 million was attributed to intellectual property ($0.5 million), workforce ($0.3 million) and goodwill ($15.4 million). We have classified this balance of $16.2 million as goodwill and other intangible assets, net, in the accompanying consolidated balance sheets and are amortizing it over useful lives of five years. We have included the results of Voyager from the date of acquisition to December 31, 2000 in the consolidated statements of operations.

  In addition to the 237,272 shares of our common stock issued to the shareholders of Voyager, 30,415 additional shares of common stock were held in an escrow account pending resolution of an outstanding claim. These shares had been treated as contingent consideration and were not initially recognized as purchase price due to the uncertainty of how the claim would be resolved. In May 2000, the outstanding claim was settled for $1.5 million which resulted in the return of the stock held in escrow to us. No amount was initially recorded for the now-unissued stock while in escrow, however, the $1.5 million outstanding claim settlement was recognized as additional purchase price in the quarter ended June 30, 2000.

  As part of the acquisition, we granted 49,056 vested and unvested options to purchase our common stock upon conversion of the outstanding Voyager options, based on the exchange ratio of 0.07604. The fair value of these options was determined using the Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 5.50%; dividend yields of zero; an estimated volatility factor of the market price of our common stock of 75%; and an expected life between three to six months after vest date. The weighted-average estimated fair value of these options was $51.05 per share.

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

  The unaudited pro forma financial information for the years ended December 31, 2000 and 1999 is presented below (in thousands except per share information) as if Voyager and BlueCom had been acquired on January 1. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results that may occur in the future. Pro forma net income excludes the write-off of acquired in-process research and development of $1.6 million.

                                                                                   Year Ended December 31,
                                                                            ------------------------------------
                                                                                  2000                1999
                                                                            ----------------    ----------------
Revenues                                                                         $    97,785       $      77,792
Net income                                                                       $     7,668       $       5,616
Diluted net income per share                                                     $      0.37       $        0.38

4.  PREFERRED STOCK

  Following the closing of our IPO in October 1999, 4,635,548 shares of Series A convertible preferred stock, 3,250,000 shares of Series B convertible preferred stock and 625,200 shares of Series C convertible preferred stock were automatically converted into 8,510,748 shares of common stock. We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series, each with a par value of $0.001 per share. As of December 31, 2000 and 1999, no shares of preferred stock were outstanding.

5.  INCOME TAXES

  We utilize the liability method of accounting for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Under this method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

  The domestic and foreign components of our income before provision for income taxes were as follows (in thousands):

                                                      Year Ended December 31,
                                            ------------------------------------------
                                             2000             1999              1998
                                            ------           -------          --------
Domestic                                    $1,320           $ 2,151           $(1,390)
Foreign                                      7,184             7,896             2,097
                                            ------           -------           -------
                                            $8,504           $10,047           $   707
                                            ======           =======           =======

   Our provision for income taxes consisted of the following (in thousands):

                                                     Year Ended December 31,
                                            --------------------------------------------
                                             2000              1999               1998
                                            ------            -------            -------
Current:
  Federal                                   $2,125            $ 4,039            $ 1,188
  State                                        291                346                482
  Other                                         29                 --                 67
                                            ------            -------            -------
                                             2,445              4,385              1,737
                                            ------            -------            -------
Deferred (Benefit):
  Federal                                      (69)            (1,213)              (942)
  State                                        (10)              (158)              (583)
                                            ------            -------            -------
                                               (79)            (1,371)            (1,525)
                                            ------            -------            -------
                                            $2,366            $ 3,014            $   212
                                            ======            =======            =======

  A reconciliation of the provision for income taxes at the Federal statutory rate compared to our effective tax rate is as follows (in thousands):

                                                       Year Ended December 31,
                                            --------------------------------------------
                                             2000               1999               1998
                                            ------             ------              -----
Provision at Federal statutory rate         $2,976             $3,516              $ 247
State income tax, net of Federal benefit       492                127                 25
Foreign taxes in excess of statutory rate       29                 --                 67
R&D credit                                    (661)              (651)              (310)
Other                                         (470)                22                183
                                            ------             ------              -----
                                            $2,366             $3,014              $ 212
                                            ======             ======              =====

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our net deferred tax asset consists of the following (in thousands):

                                                                             Year Ended December 31,
                                                                         -------------------------------
                                                                            2000                  1999
                                                                         ----------            ---------
Accrued royalties                                                            $  997            $  990
Inventory reserve                                                               208               206
Other cumulative temporary differences                                        2,026             1,964
Deferred amortization of purchased assets                                     2,424             2,416
                                                                             ------            ------
                                                                             $5,655            $5,576
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

6.  COMMON STOCK

Initial Public Offering

  On October 19, 1999, we completed its IPO of common stock. A total of 5,290,000 shares were sold at a price of $17.00 per share (including the exercise of the underwriters' over-allotment option of 690,000 shares). We received net proceeds of approximately $82.5 million. Upon closing of the offering, all outstanding shares of convertible preferred stock were automatically converted into 8,510,748 shares of common stock.

Secondary Public Offering

  On April 11, 2000, we effected its secondary public offering of common stock. A total of 2,750,000 shares were sold at a price of $46.50 per share; 650,000 shares were sold by us and 2,100,000 shares were sold by our selling stockholders. The offering resulted in net proceeds to us and the selling stockholders of approximately $28.0 million and $92.8 million, respectively, net of an underwriting discount of $6.4 million and offering expenses of $0.7 million.

Common Stock Reserved for Future Issuance

  As of December 31, 2000, we had reserved shares of common stock for future issuance as follows:

Stock options under 1995 and 1997 Stock Option Plans               5,440,815
Director Option Plan                                                 177,500
Employee Stock Purchase Plan                                       1,094,665
                                                                   ---------
Total shares reserved                                              6,712,980
                                                                   =========

Stock Option Plans

1995 Stock Option Plan and 1997 Stock Option Plan ("1995 Plan" and "1997 Plan")

  Under the 1995 Plan and 1997 Plan, the Board of Directors may grant to employees and consultants options and/or purchase rights to purchase our common stock at terms and prices determined by the Board of Directors.

  In August 1999, the Board of Directors and our stockholders approved an amendment and restatement of the 1997 Plan and approved an additional increase in the number of authorized shares we can issue under the 1997 Plan to 5,500,000 shares of common stock. We will further increase annually the number of authorized shares we can issue under the 1997 Plan by an amount equal to the lesser of (i) 700,000 shares, (ii) 4% of the outstanding shares on such date or
(iii) a lesser amount determined by the Board of Directors. The exercise price and vesting of all grants are to be determined by the Board of Directors. The exercise price of incentive stock options cannot be less than the fair market value of the common stock on the grant date. Options granted under the 1997 Plan expire 10 years from the date of grant. Nonqualified options granted under the 1995 Plan and 1997 Plan must be issued at a price equal to at least 85% of the fair market value of our common stock at the date of grant. The options may be exercised at any time within ten years of the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the stock option agreement, and vest over a vesting schedule determined by the Board of Directors. The 1997 Plan will terminate in 2007.

  The number of authorized shares available for issuance under the 1995 Plan was 3,200,000. As of December 31, 2000, of the total 3,200,000 shares authorized for issuance, we have remaining 156,032 shares that we can grant under the 1995 Plan. The number of authorized shares available for issuance under the 1997 Plan was 6,162,413. As of December 31, 2000, of the total 6,162,413 shares authorized for issuance, we have remaining 279,687 shares that we can grant under the 1997 Plan. We have reserved 5,440,815 shares of common stock for future issuance under the 1995 and 1997 plans. The following table summarizes stock option activity under the 1995 Plan and 1997 Plan:

                                                                                             Options Outstanding
                                                                                   ---------------------------------------
                                                                Options                                   Weighted Average
                                                               Available               Shares              Exercise Price
                                                   -----------------------------------------------------------------------
Balance, December 31, 1997                                       422,760              2,068,250                 $ 1.36
  Authorized.......................................            2,000,000                     --
  Granted..........................................           (1,393,900)             1,393,900                 $ 8.13
  Exercised........................................                   --               (203,257)                $ 0.17
  Canceled.........................................              173,585               (173,585)                $ 2.52
                                                   -----------------------------------------------------------------------

Balance, December 31, 1998                                     1,202,445              3,085,308                 $ 4.43
  Authorized.......................................            2,000,000                     --
  Granted..........................................           (1,818,492)             1,818,492                 $12.11
  Exercised........................................                   --               (345,986)                $ 1.15
  Canceled.........................................              112,292               (112,292)                $ 7.72
                                                   -----------------------------------------------------------------------

Balance, December 31, 1999                                     1,496,245              4,445,522                 $ 7.74
  Authorized.......................................              662,413                     --
  Granted..........................................           (2,494,196)             2,494,196                 $32.70
  Exercised........................................                   --             (1,163,365)                $ 3.94
  Canceled.........................................              771,257               (771,257)                $21.66
                                                   -----------------------------------------------------------------------

Balance, December 31, 2000                                       435,719              5,005,096                 $18.92
                                                   =====================================================

1998 Director Option Plan ("Directors Plan")

  Our Directors Plan became effective following our IPO in October 1999. We have reserved a total of 200,000 shares of common stock that we can issue under our Directors Plan. Under our 1998 Directors Plan, any new non-employee director elected to the Board of Directors automatically receives a grant of 15,000 shares of common stock. The 15,000 share options will vest one-third as of each anniversary of its date of grant until the option is fully vested, provided that the optionee continues to serve as a director on such dates. After the initial 15,000 share option is granted to the non-employee director, he or she shall automatically be granted an option to purchase 7,500 shares each year on January 1, if on such date he or she shall have served on the Board of Directors for at least six months. The 7,500 share options shall vest completely on the anniversary of their date of grant, provided that the optionee continues to serve as a director on such dates. The exercise price of all options is 100% of the fair market value per share of the common stock, generally determined with reference to the closing price of the common stock as reported on the Nasdaq National Market on the date of grant. All of the options granted under our 1998 Directors Plan have a term of 10 years. As of December 31, 2000, of the total 200,000 shares authorized for issuance, we have remaining 177,500 shares that we can grant under the Directors Plan.

  The following table summarizes information about stock options outstanding under the 1995 Plan, 1997 Plan and Directors Plan at December 31, 2000:

                                                   Options Outstanding                          Options Exercisable
                                           --------------------------------------     -------------------------------------------
                                              Weighted-                                     Number
                          Number               Average              Weighted-            Exercisable               Weighted-

    Range of          Outstanding at          Remaining              Average             December 31,               Average
 Exercise Prices    December 31, 2000      Contractual Life       Exercise Price             2000                Exercise Price
----------------    -----------------      ----------------      ----------------     ------------------      -------------------
  $0.02 - $3.00           547,599                5.86                  $ 1.02              509,371                  $ 0.94
  $3.50 - $7.45           605,762                7.20                  $ 7.15              365,037                  $ 7.29
  $8.75 - $10.06          574,610                7.81                  $ 9.34              232,994                  $ 9.29
 $10.25 - $10.25          910,151                8.48                  $10.25              334,788                  $10.25
 $10.56 - $26.75          829,934                9.30                  $20.84               92,156                  $16.00
 $27.56 - $33.63          767,340                9.44                  $31.87                   --                  $  --
 $35.88 - $59.00          792,200                9.19                  $43.80               15,371                  $44.60
                        ---------                                                        ---------
                        5,027,596                                      $19.10            1,549,717
                        =========                                                        =========

Employee Stock Purchase Plan ("Purchase Plan")

  In May 1998, we reserved a total of 800,000 shares of common stock for future issuance under our Purchase Plan, plus annual increases equal to the lesser of
(i) 350,000 shares (ii) 2% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. Our Purchase Plan will enable eligible employees to purchase common stock at the lower of 85% of the fair market value of our common stock on the first or last day of each offering period. Each offering period is six months except for the first offering period which began on October 19, 1999 following the initial public offering and ended on February 14, 2000. The Purchase Plan will terminate in 2008. As of December 31, 2000, the number of authorized shares available for issuance under the Purchase Plan was 1,131,207 and we have remaining 1,094,665 shares that we can issue under the Purchase Plan.

Deferred Compensation

  In connection with the grant of stock options to employees prior to our initial public offering in 1999, we recorded deferred compensation of $5.4 million representing the difference between the exercise price and deemed fair value of our common stock on the date these stock options were granted. Such amount is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable options. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

  For the year ended December 31, 2000 and 1999, amortization of deferred compensation (in thousands) relates to the following functional categories:

                                               Year Ended December 31,
                                     -----------------------------------------
                                           2000                   1999
                                     ------------------     ------------------
Research and development                         $  285                  $ 222
Sales and marketing                                 302                    234
General and administrative                          721                    334
                                     ------------------     ------------------
                                                 $1,308                  $ 790
                                     ==================     ==================

Rescission of Stock Option Exercise


  In December 2000, an employee and us mutually agreed to rescind an option exercise to purchase 30,000 shares of common stock which occurred in January 2000. There was no effect on our financial position or results of operations for the year ended December 31, 2000 as a result of this rescission.

Valuation of Stock Options

  Under SFAS No. 123, we are required to present pro forma information regarding net income and net income per share as if we had accounted for our stock options under the fair value method. The fair value for the stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for fiscal years 2000, 1999 and 1998: risk-free interest rates in the range of 4.7% to 6.5%; dividend yields of zero; an estimated volatility factor of the market price of our common stock in the range of 55% to 75%; and an expected life between three to six months after vest date. The weighted-average estimated fair value of options granted during fiscal 2000, 1999 and 1998 was $16.96, $6.88 and $3.43 per share, respectively.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting periods. Our pro forma net income (loss) would have been approximately $(10.2) mil1ion, $1.6 million and $(984,000) for fiscal years 2000, 1999 and 1998, respectively. Pro forma diluted net income (loss) per share would have been $(0.56), $0.11 and $(0.42) for fiscal years 2000, 1999 and 1998, respectively.

Warrants

  In February 1998, in connection with the issuance of Series C preferred stock, we issued warrants to purchase 2,417 shares of common stock at $8.00 per share. In 1999, a portion of these warrants were exercised to purchase 1,354 shares of common stock. The remaining warrants were exercised in 2000. In December 1998, in connection with the notes payable arrangement to acquire Communications Systems Division ("CSD"), a division of General DataComm, Inc., we issued a warrant to purchase 200,000 shares of Series C preferred stock at $8.00 per share which was converted to a warrant to purchase common stock at the time of the IPO. This warrant was exercised in 2000 through a net exercise settlement.

7.  LEASE ARRANGMENTS:


  We entered into an operating lease for our facilities in Milpitas, California in September 1999. The lease expires in February 2003. Additionally, we have facilities in Waterbury, Connecticut, Japan, Taiwan and Korea.

  We have non-cancelable operating leases for office facilities through 2003 and operating leases for equipment through 2004. Our future minimum rental commitments under these leases at December 31, 2000, are as follows (in thousands):


           2001                                       $1,263
           2002                                        1,196
           2003                                          300
           2004                                           42
           2005                                            2
                                                      ------
           Future minimum lease payments              $2,803
                                                      ======

  Our rent expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was approximately $1,422,000, $985,000, and $364,000, respectively.

8.  CONTINGENCIES:

  We record an accrual for estimated future royalty payments for relevant technology of others used in our product offerings in accordance with SFAS No. 5, "Accounting for Contingencies." The estimated royalties accrual reflects management's broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements and/or ongoing royalties based upon our judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. We have accrued our estimate of the amount of royalties payable for royalty agreements already signed, agreements that are in negotiation and unasserted but probable claims of others using advice from third party technology advisors and historical settlements. Should the final license agreements result in royalty rates significantly different than our current estimates, our business, operating results and financial condition could be materially and adversely affected.

  As of December 31, 2000 and 1999, we had accrued royalties of approximately $11.7 million and $7.9 million, respectively. Of these amounts, approximately $1.2 million and $700,000 represent amounts accrued based upon signed royalty agreements as of December 31, 2000 and 1999, respectively. The remainder of accrued royalties represents management's estimate within a range of possible settlement losses as of each date presented. While management is unable to estimate the maximum amount of the range of possible settlement losses, it is possible that actual losses could exceed the amounts accrued as of each date presented.

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

  On April 9, 1999, ESS Technology Inc. ("ESS") filed a complaint against us in the U.S. District Court for the Northern District of California, alleging that we failed to grant licenses for some of our International Telecommunications Union-related patents to ESS on fair, reasonable and non-discriminatory terms. ESS's complaint includes claims based on antitrust law, patent misuse, breach of contract and unfair competition. In its complaint, ESS also seeks a declaration that some of our International Telecommunications Union-related patents are unenforceable and that we should be ordered by the court to grant a license to ESS on fair, reasonable and non-discriminatory terms.

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

  On March 15, 2000, we filed a motion to dismiss ESS's third amended complaint. ESS responded on March 31, 2000 and we filed reply papers on April 6, 2000. A case management conference was held on April 21, 2000. The motion was denied on July 3, 2000. The judge ordered that discovery proceed only on the issue of whether we license our patents on a reasonable and non-discriminatory basis. This initial discovery period is currently scheduled to end on August 10, 2001. During this period of time, the parties will disclose experts and exchange expert reports on the above issue. A further case management conference is scheduled to be held on August 24, 2001.

  On August 7, 2000, we filed counterclaims alleging that ESS infringes our five patents that are the subject of ESS's complaint. In addition, on October 3, 2000, the parties stipulated to permit us to amend our counterclaims to include claims that ESS infringes three of our additional patents. Six of our eight patents asserted against ESS are International Telecommunications Union-related patents. These infringement claims will be litigated, if necessary, only after the issue of whether we license our patents on a reasonable and non-discriminatory basis is resolved. The other two patents asserted against ESS are not related to International Telecommunications Union standards.

  Due to the nature of litigation generally, we cannot ascertain the outcome of the final resolution of the lawsuit, the availability of injunctive relief or other equitable remedies, or estimate the total expenses, possible damages or settlement value, if any, that we may ultimately incur in connection with ESS's suit. This litigation could be time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigation. However, we believe that we have valid defenses to this litigation, including the fact that other companies license these International Telecommunications Union-related patents from us on the same terms that are being challenged by ESS. We believe that it is unlikely this litigation will have a material adverse effect on our financial position or results of operations and, accordingly, have not accrued any amounts in the financial statements related to this claim.

We are vigorously contesting, and intend to continue to vigorously contest, all of ESS's claims. We are vigorously litigating, and intend to continue to vigorously litigate our claims against ESS.

  On August 9, 2000, we filed a complaint for patent infringement in the United States District Court, District of Delaware against Smart Link Ltd. and Smart Link Technologies, Inc. (collectively, "Smart Link"). Our complaint alleges that Smart Link infringed four of our patents. On August 18, 2000, we amended our complaint to claim that Smart Link's infringement was willful.

  On September 18, 2000, Smart Link answered our amended complaint and counterclaimed against us. Smart Link's answer denied our allegations of infringement. Smart Link's counterclaims seek declaratory relief that our asserted patents are invalid and not infringed. Smart Link also counterclaims for tortious interference with a business relation. On October 10, 2000, we replied to Smart Link's counterclaims and moved to strike portions of Smart Link's answer, which resulted in Smart Link agreeing to withdraw the offending portions of the answer. On January 12, 2001, the parties exchanged initial disclosures and discovery is underway. On March 5, 2001, we filed a motion in this case to amend our complaint to withdraw one patent already asserted against Smart Link and assert a new patent against Smart Link. If our motion is granted, the number of patents asserted against Smart Link will remain at four patents. Smart Link's response to this motion was due on March 19, 2001. The judge has scheduled this case for trial beginning on January 22, 2002.

  Due to the nature of litigation generally, we cannot ascertain the outcome of the final resolution of this lawsuit. This litigation could be time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigation. We believe that it is unlikely this litigation will have a material adverse effect on our financial position or results of operations and, accordingly, have not accrued any amounts in the financial statements related to this lawsuit. We are vigorously litigating, and intend to continue to vigorously litigate, our claims against Smart Link.

  On August 25, 2000, Smart Link Ltd. filed a complaint against us in the United States District Court, District of Massachusetts, alleging that we infringe two of Smart Link Ltd.'s patents.

  On October 11, 2000, we answered Smart Link Ltd.'s complaint and counterclaimed against Smart Link Ltd. and Smart Link Technologies, Inc. Our answer denies Smart Link Ltd.'s allegations of infringement. Our counterclaims seek declaratory relief that the asserted Smart Link patents are invalid and not infringed. Our counterclaim also alleges that Smart Link infringes one of our patents.

  The parties are to exchange initial disclosures and a case management conference was held on March 23, 2001.

  Due to the nature of litigation generally, we cannot ascertain the outcome of the final resolution of this lawsuit, the availability of injunctive relief or other equitable remedies, or estimate the total expenses, possible damages or settlement value, if any, that we may ultimately incur in connection with this lawsuit. This litigation could be time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigation. We believe that it is unlikely this litigation will have a material adverse effect on our financial position or results of operations and, accordingly, have not accrued any amounts in the financial statements related to this claim. We are vigorously contesting, and intend to continue to vigorously contest, all of Smart Link's claims.

  On September 15, 2000, we filed a complaint Under Section 337 of the Tariff Act of 1930, as Amended with the United States International Trade Commission ("ITC"). Our complaint requested that the ITC commence an investigation into whether Smart Link and ESS are engaged in unfair trade practices by selling for importation into the United States, directly or indirectly importing into the United States, or selling in the United States after importation devices which infringe our patents. Four of our patents were asserted against Smart Link and two of those four patents were asserted against ESS. A supplemental complaint was filed on October 3, 2000. On February 5, 2001, we filed a motion to reduce the number of patents asserted against Smart Link from four patents to three patents. This motion was granted February 16, 2001.

  On October 11, 2000, the ITC voted to institute an investigation into our complaint. On October 18, 2000, notice of the ITC investigation was published in the Federal Register. Smart Link and ESS filed their responses to our complaint and the notice of investigation on November 13, 2000 and October 31, 2000, respectively. Discovery is currently underway. By order of the administrative law judge, the ITC investigation is to be completed by

December 18, 2001.

  Due to the nature of litigation generally, we cannot ascertain the outcome of the final resolution of this lawsuit. This litigation could be time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigation. We believe that it is unlikely this litigation will have a material adverse effect on our financial position or results of operations and, accordingly, have not accrued any amounts in the financial statements related to this lawsuit. We are vigorously litigating, and intend to continue to vigorously litigate, our claims against Smart Link and ESS.

  We are subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on our financial position, liquidity or results of operations.

9.  INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION:

  We are organized based upon the nature of the products we offer. Under this organizational structure, we operate in one segment, that segment being software-based modems using host signal processing technology. We market our products worldwide through our sales personnel, independent sales representatives and distributors.

  Our sales to customers outside of the United States, as a percent of total revenues, are as follows:

                                                          Year Ended December 31,
                                                     ---------------------------------
                                                      2000         1999         1998
                                                     -------     -------      --------
             Taiwan                                      53 %        35 %          48 %
             China (Hong Kong)                           34 %        47 %           - %
             Singapore                                    1 %         1 %           - %
             Rest of Asia                                 3 %        16 %          28 %
             Other                                        1          -            1  %
                                                     -------     -------      --------
                                                         92 %       99  %         77 %
                                                     =======     =======      ========

  Sales to our major customers representing greater than 10% of total revenues are as follows:

                                                                    Year Ended December 31,
                                                   -----------------------------------------------------
             Customer                                   2000               1999                1998
             --------                                 --------           --------            --------
             A                                           15  %               13 %                12 %
             B                                            8  %                7 %                15 %
             C                                            -  %                3 %                12 %
             D                                           13  %                1 %                 - %
             E                                           32  %               47 %                 3 %
             F, related party                             -  %                1 %                13 %
                                                      --------           --------            --------
                                                         68  %               72 %                55 %
                                                      ========           ========            ========

  Our customers are concentrated in the personal computer industry and modem board manufacturer industry segment and in certain geographic locations. We actively market and sell products in Asia. We perform ongoing evaluations of our customers' financial condition and generally require no collateral. As of December 31, 2000, approximately 64% of gross accounts receivable were concentrated with four customers. As of December 31, 1999, approximately 60% of gross accounts receivable were concentrated with three customers.

  As of December 31, 2000, our long-lived assets were primarily located in the United States. Our long-lived assets, comprising primarily intangible assets, by geographic region as of December 31, 2000 and 1999 are as follows:

                                                       Year Ended December 31,
                                                     --------------------------
                                                       2000              1999
                                                     -------           --------
             United States                           $21,258            $5,251
             Cayman Islands                          $ 5,138            $6,731
             Other                                   $   206            $   39

10.  RELATED PARTIES

  The President of a significant customer of ours was a member of our Board of Directors from inception to November 1, 1997. For the years ended December 31, 2000, 1999 and 1998, revenues generated from sales to this related party customer were approximately $0.1 million, $0.8 million and $5.0 million, respectively. Sales to this related party were generally made on the same terms and conditions as sales to unrelated customers.

  Included in prepaid expenses and other assets as of December 31, 2000 and 1999 are amounts due from management. These promissory notes are due within a year and bear interest at 8.0% per annum. The balance receivable as of December 31, 2000 and 1999 is $90,995 and $141,273, respectively.

11.  401(k) PLAN

  Our 401(k) plan covers all of our employees beginning the first of the month following the month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. We may make discretionary contributions to the 401(k). We made $224,969 in employer contributions to the 401(k) plan for the year ended December 31, 2000. We did not make any employer contributions to the 401(k) plan for the year ended December 31, 1999.

12.  SUBSEQUENT EVENT

  On February 8, 2001, we announced a series of actions to streamline support for our legacy voiceband business and sharpen our focus on broadband, embedded and wireless sectors. These measures were part of a restructuring program to return the company to profitability and operational effectiveness and included an 11 percent reduction in staff worldwide, a hiring freeze and cost containment programs.

13.  QUARTERLY DATA (Unaudited)

                                                                                         Quarter Ended,
                                                          ------------------------------------------------------------------------
                                                              Mar. 31,           June 30,           Sept. 30,         Dec. 31,
                                                               2000               2000                2000              2000
                                                          ---------------    ---------------    ---------------    ---------------
                                                                             (in thousands, except per share data)
Revenues                                                      $24,121            $27,523            $28,885             $16,654
Gross profit                                                   11,353             12,927             13,571               5,392
Income (loss) from operations                                   1,002              2,073              2,689              (4,548)
Income (loss) before provision for income taxes                 2,383              3,850              4,697              (2,426)
Net income (loss)                                               1,728              2,791              3,378              (1,759)

Basic earnings (loss) per share                               $  0.10            $  0.16            $  0.18             $ (0.09)
Shares used in computing basic earnings (loss) per share       16,805             17,989             18,441              18,755

Diluted earnings (loss) per share                             $  0.09            $  0.14            $  0.16             $ (0.09)
Shares used in computing diluted earnings (loss) per share     20,288             20,588             20,561              18,755

                                                                                     Quarter Ended,
                                                       -------------------------------------------------------------------------
                                                          Mar. 31,           June 30,           Sept. 30,           Dec. 31,
                                                            1999               1999               1999                1999
                                                       ---------------    ---------------    ---------------    ----------------
                                                                          (in thousands, except per share data)
Revenues                                                  $15,156            $17,890            $20,190             $23,057
Gross profit                                                7,230              8,819              9,750              11,066
Income from operations                                      2,058              2,396              2,551               2,771
Income before provision for income taxes                    1,721              2,141              2,396               3,789
Net income before extraordinary loss                        1,205              1,499              1,679               2,650
Net income                                                  1,205              1,499              1,679               1,039

Basic earnings per share before extraordinary loss        $  0.49            $  0.61            $  0.67             $  0.20
Basic earnings per share after extraordinary loss         $  0.49            $  0.61            $  0.67             $  0.08
Shares used in computing basic earnings per share           2,448              2,475              2,512              13,545

Diluted earnings per share before extraordinary loss      $  0.10            $  0.12            $  0.12             $  0.14
Diluted earnings per share after extraordinary loss       $  0.10            $  0.12            $  0.12             $  0.15
Shares used in computing diluted earnings per share        12,604             12,685             13,438              18,903

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
================================================================================

  None.

                                    Part III
================================================================================

Item 10:   Directors and Executive Officers of the Registrant

  The information required by this item concerning our directors is incorporated by reference to the sections captioned "Proposal One - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement related to our 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission wihtin 120 days of the end of our fiscal year pursuant to general instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Item I of this Report in the section captioned "Business - Executive Officers."

Item 11:   Executive Compensation

  The information required by this item is incorporated by reference to the sections captioned "Executive Compensation and Other Matters" and "Report of the Compensation Committee of the Board of Directors" contained in the Proxy Statement.

Item 12:   Security Ownership of Certain Beneficial Owners and Management

  Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement.

Item 13:   Certain Relationships and Related Transactions

  Information concerning certain relationships is incorporated by reference to the section entitled "Transactions with Related Parties and Insiders" contained in our Proxy Statement.


                                    Part IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)   Financial Statements

          Refer to the financial statements filed as a part of this Report under "Item 8 - Financial Statements and Supplementary Data".

    (2)   Financial Statement Schedules

          The following financial statement schedule is filed as a part of this Report under "Schedule II" immediately preceding the signature page:
          Schedule II - Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2000. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

    (3)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
Number                                              Description
-------                                             -----------
         1.1  (b)       Form of Underwriting Agreement

         2.1  (d)       Agreement and Plan of Reorganization, dated February 23, 2000 by and among PCTEL, Inc., Voyager
                        Technologies, Inc., VT Acquisition Corp. and certain shareholders of Voyager Technologies, Inc.

         3.1  (b)       Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect

         3.2  (b)       Form of Amended and Restated Certificate of Incorporation of the Registrant to be filed after the closing of the offering made under this Registration Statement

         3.3  (b)       Amended and Restated Bylaws of the Registrant

         4.1  (b)       Specimen common stock certificate

         4.2  (b)       Warrant to purchase shares of Series C preferred stock of the Registrant issued to Pentech Financial
                        Services, Inc.

         4.3  (b)       Warrant to purchase shares of Series C preferred stock of the Registrant issued to PFF Bank and
                        Trust, Inc.

         4.4  (b)       Warrant to purchase shares of common stock of the Registrant issued to Edward Gibstein

         4.5  (b)       Warrant to purchase shares of common stock of the Registrant issued to Irving Minnaker

         4.6  (b)       Warrant to purchase shares of common stock of the Registrant issued to Mitchell Segal

         4.7  (b)       Warrant to purchase shares of common stock of the Registrant issued to State Street Securities, Inc.

         4.8  (b)       Amended and Restated Rights Agreement dated December 31, 1997

         4.9  (b)       Addendum to the Amended and Restated Rights Agreement by and between the Registrant and PFF Bank and
                        Trust, Inc. dated February 1, 1999

        4.10  (b)       Addendum to the Amended and Restated Rights Agreement by and between the Registrant and Pentech
                        Financial Services, Inc. dated February 1, 1999

        4.11  (e)       Registration Rights Agreement, dated as of February 24, 2000, made by and among PCTEL and the shareholders of Voyager Technologies, Inc.

        10.1  (b)       Form of Indemnification Agreement between PCTEL and each of its directors and officers

        10.2  (b)       1995 Stock Option Plan and form of agreements thereunder

        10.3  (b)       1997 Stock Plan, as amended and restated, August 3, 1999, and form of agreements thereunder

        10.4  (b)       1998 Director Option Plan and form of agreements thereunder

        10.5  (b)       1998 employee stock purchase plan and form of agreements thereunder

        10.6  (b)       Employment offer letter between Derek S. Obata and the Registrant dated March 31, 1998

        10.7  (b)       Employment offer letter between William F. Roach and the Registrant dated July 19, 1999

        10.8  (b)       Sublease between KLA-Tencor Corporation and the Registrant dated September 24, 1998

        10.9  (b)       Commercial Security Agreement by and between the Registrant and PPF Bank and Trust and related documents

       10.10  (b)       Asset Purchase Agreement by and among PCTEL, Inc., PCTEL Global Technologies, Ltd. And General
                        DataComm, Inc. dated as of December 22, 1998

       10.11  (b)       Escrow Agreement by and between the Registrant and General DataComm, Inc. dated December 22, 1998

       10.12  (b)       Bonus Pool Disbursement Agreement by and between the Registrant and General DataComm, Inc. dated
                        December 22, 1998

       10.13  (b)       Form of Acquisition Bonus Agreement by and between the Registrant and General DataComm, Inc. dated on December 22, 1998

       10.14  (b)       Direct Sales Agreement by and between PCTEL Global Technologies, Ltd. and Kawasaki LSI U.S.A. dated
                        December 4, 1998

       10.15  (b)       Volume Purchase Agreement dated June 1, 1998 by and between Silicon Laboratories, Inc. and the
                        Registrant

       10.16  (c)       Lease agreement dated September 17, 1999 between PCTEL, Inc. and Sun Microsystems, Inc. for an office building located at 1331 California Circle, Milpitas, CA  95035

       10.17  (a)       Form of Management Retention Agreement for PCTEL Inc.'s Chief Executive Officer

       10.18  (a)       Form of Management Retention Agreement for PCTEL Inc.'s Vice Presidents

       10.19  (a)       Severance Agreement and Release dated February 15, 2001 between PCTEL, Inc. and Peter Chen

        21.1  (a)       List of Subsidiaries of the Registrant

        23.1  (a)       Consent of Arthur Andersen LLP, Independent Public Accountants
---------------------

    (a)  Filed herewith.

    (b) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-94707).

    (c) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

    (d) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Current Report on Form 8-K filed on March 10, 2000.

    (e) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-32570).

(b)   Reports on Form 8-K

      We filed a Current Report on Form 8-K in March 2000 in connection with our acquisition of Voyager Technologies, Inc.

(c)   Exhibits

      See Item 14(a)(3) above.

(d)   Financial Statement Schedules

      See Item 14(a)(2) above.

                                  PCTEL, INC.
                                  -----------

                Schedule II --Valuation and Qualifying Accounts
                -----------------------------------------------

                                   Balance at        Charged to            Charged                        Balance at
                                    Beginning        Costs and             against                          End of
         Description                 of Year          Expenses             Revenue        Deductions        Period
         -----------               -----------       ----------            -------        ----------      ----------
Year Ended December 31, 1998:
  Allowance for doubtful
   accounts                        $     308           $   --               $   465        $   (25)         $   748
  Allowance for price
   discounts                       $     296           $   --               $ 4,215        $(3,571)         $   940
  Inventory reserves               $   2,002           $  330               $  --          $  --            $ 2,332
  Accrued royalties                $   6,505           $1,639               $  --          $(3,000)  (a)    $ 5,144
Year Ended December 31, 1999:
  Allowance for doubtful
   accounts                        $     748           $   --               $ 1,674        $  (209)         $ 2,213
  Allowance for price
   discounts                       $     940           $   --               $ 4,400        $(2,324)         $ 3,016
  Inventory reserves               $   2,332           $1,121               $  --          $(1,832)         $ 1,621
  Accrued royalties                $   5,144           $3,861               $  --          $(1,137)         $ 7,868
Year Ended December 31, 2000:
  Allowance for doubtful
   accounts                        $   2,213           $   --               $ 3,677        $  (847)         $ 5,043
  Allowance for price
   discounts                       $   3,016           $   --               $12,999        $(9,169)         $ 6,846
  Inventory reserves               $   1,621           $  918               $  --          $  --            $ 2,539
  Accrued royalties                $   7,868           $4,475               $  --          $  (687)         $11,656

     ________________________

        a) Represents a reversal of $3.0 million in accrued royalties in the fourth quarter of 1998, upon consummation of the acquisition of Communications Systems Division. We believe that in some instances they can obtain necessary licenses of third party technologies in exchange for grants of cross licenses of their patent portfolio rather than payment of license fees or royalties.

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


                                    PCTEL, Inc.
                                    A Delaware Corporation
                                    (Registrant)



                                         /s/  William F. Roach
                                    -------------------------------------------
                                               William F. Roach
                                         Chief Executive Officer and
                                                   Director

Dated:  March 28, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Signature                                       Title                              Date
----------------------------------------------  ------------------------------------------  ----------------------

       /s/  William F. Roach                    Chief Executive Officer and                 March 28, 2001
-------------------------------------           Director
         (William F. Roach)                     (Principal Executive Officer)


         /s/  Andrew D. Wahl                    Vice President, Finance and Chief           March 28, 2001
-------------------------------------           Financial Officer (Principal Financial
         (Andrew D. Wahl)                       and Accounting Officer)


         /s/ Martin H. Singer                   Non-Executive Chairman of the Board and     March 28, 2001
-------------------------------------           Director
          (Martin H. Singer)

      /s/ Richard C. Alberding                  Director                                    March 28, 2001
-------------------------------------
       (Richard C. Alberding)

           /s/ Peter Chen                       Director                                    March 28, 2001
-------------------------------------
            (Peter Chen)

           /s/ Wen C. Ko                        Director                                    March 28, 2001
-------------------------------------
            (Wen C. Ko)

        /s/ Giacomo Marini                      Director                                    March 28, 2001
-------------------------------------
         (Giacomo Marini)

      /s/ Mike Min-Chu Chen                     Director                                    March 28, 2001
-------------------------------------
       (Mike Min-Chu Chen)