Form 10-Q
period 2001-03-31
PC TEL INC
filed 2001-05-14
CIK 1057083

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

                 For the quarterly period ended March 31, 2001

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
    (State or Other Jurisdiction of         (I.R.S. Employer Identification
     Incorporation or Organization)                      Number)

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

              Yes [X]  No  [ ]

As of April 30, 2001, there were 19,135,744 shares of the Registrant's Common Stock outstanding.

================================================================================

                                  PCTEL, Inc.

                                   Form 10-Q
                     For the Quarter Ended March 31, 2001

                                                                               Page
                                                                               ----
Part I.  Financial Information

Item 1   Financial Statements

         Consolidated Condensed Balance Sheets
         as of March 31, 2001 (unaudited) and December 31, 2000                  3

         Consolidated Condensed Statements of Operations (unaudited)
         for the three months ended March 31, 2001 and 2000                      4

         Consolidated Condensed Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2001 and 2000                      5

         Notes to the Consolidated Condensed Financial Statements (unaudited)    6

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results Of Operations                                                  15

Item 3   Quantitative and Qualitative Disclosures about Market Risk             29



Part II. Other Information

Item 1   Legal Proceedings                                                      30

Item 6   Exhibits and Reports on Form 8-K                                       30

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  PCTEL, Inc.

                     Consolidated Condensed Balance Sheets
                   (in thousands, except share information)

                                                                March 31,             December 31,
                                                                  2001                    2000
                                                               (unaudited)
                                                               -----------            ------------
                                              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                   $ 52,681                $ 25,397
    Short-term investments                                        68,758                  92,983
    Accounts receivable, net                                      17,345                  24,112
    Inventories, net                                               7,905                  13,837
    Prepaid expenses and other assets                              3,942                   4,369
    Deferred tax asset                                             3,322                   3,322
                                                                --------                --------
         Total current assets                                    153,953                 164,020
PROPERTY AND EQUIPMENT, net                                        4,548                   4,722
GOODWILL AND OTHER INTANGIBLE ASSETS, net                         20,322                  21,662
DEFERRED TAX ASSET                                                 2,333                   2,333
OTHER ASSETS                                                         223                     219
                                                                --------                --------
TOTAL ASSETS                                                    $181,379                $192,956
                                                                ========                ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                            $  1,930                $  9,142
    Accrued royalties                                             11,230                  11,656
    Income taxes payable                                           4,029                   3,417
    Accrued liabilities                                            5,199                   8,894
                                                                --------                --------
         Total current liabilities                                22,388                  33,109
                                                                --------                --------
STOCKHOLDERS' EQUITY:
    Common stock,$0.001 par value, 50,000,000 shares
      authorized, 19,047,810 and 18,817,796 shares issued
      and outstanding at March 31, 2001 and December 31,
      2000, respectively.                                             19                      19
    Additional paid-in capital                                   147,438                 146,461
    Deferred compensation                                         (2,222)                 (2,894)
    Retained earnings                                             13,091                  15,987
    Accumulated other comprehensive income                           665                     274
                                                                --------                --------
         Total stockholders' equity                              158,991                 159,847
                                                                --------                --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $181,379                $192,956
                                                                ========                ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  PCTEL, Inc.

                Consolidated Condensed Statements of Operations
                 (in thousands, except per share information)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 2001                    2000
                                                                               -------------------------------
                                                                                         (unaudited)
REVENUES                                                                       $16,451                 $24,121

COST OF REVENUES                                                                11,333                  12,768
                                                                               -------------------------------
GROSS PROFIT                                                                     5,118                  11,353
                                                                               -------------------------------
OPERATING EXPENSES:
      Research and development                                                   3,468                   3,408
      Sales and marketing                                                        3,476                   2,995
      General and administrative                                                 2,167                   1,765
      Acquired in-process research and development                                   -                   1,600
      Amortization of goodwill and other intangible assets                         946                     234
      Restructuring charges (see Note 4)                                           524                       -
      Amortization of deferred compensation (See Note 6)                           293                     349
                                                                               -------------------------------
           Total operating expenses                                             10,874                  10,351
                                                                               -------------------------------
INCOME (LOSS) FROM OPERATIONS                                                   (5,756)                  1,002

OTHER INCOME, NET:
      Interest income                                                            1,762                   1,381
                                                                               -------------------------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                       (3,994)                  2,383

PROVISION (BENEFIT) FOR INCOME TAXES                                            (1,098)                    655
                                                                               -------------------------------
NET INCOME (LOSS)                                                              $(2,896)                $ 1,728
                                                                               ===============================

Basic earnings (loss) per share                                                $ (0.15)                $  0.10
Shares used in computing basic earnings (loss) per share                        18,973                  16,805

Diluted earnings (loss) per share                                              $ (0.15)                $  0.09
Shares used in computing diluted earnings (loss) per share                      18,973                  20,288

 The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  PCTEL, Inc.

                Consolidated Condensed Statements of Cash Flows
                                (in thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                 2001               2000
                                                                               ---------------------------
                                                                                       (unaudited)
Cash Flows from Operating Activities:

   Net income (loss)                                                           $ (2,896)          $  1,728
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Acquired in-process research and development                                 -              1,600
         Depreciation and amortization                                            1,909              1,096
         Provision for allowance for doubtful accounts                              700                190
         Provision for excess and obsolete inventories                              269                131
         Amortization of deferred compensation                                      293                349
   Changes in operating assets and liabilities, net of acquisitions:
         (Increase) decrease in accounts receivable                               6,007             (4,273)
         (Increase) decrease in inventories                                       5,663               (171)
         Decrease in prepaid expenses and other assets                              422                148
         Decrease in accounts payable                                            (7,212)            (1,984)
         Increase (decrease) in accrued royalties                                  (426)               421
         Increase in income taxes payable                                           612                440
         Increase (decrease) in accrued liabilities                              (3,695)               877
                                                                               ---------------------------
Net Cash Provided by Operating Activities                                         1,646                552
                                                                               ---------------------------
Cash Flows from Investing Activities:

   Capital expenditures for property and equipment                                 (335)            (1,126)
   Proceeds from sales and maturities of available-for-sale investments          38,063             23,183
   Purchase of available-for-sale investments                                   (13,446)           (17,669)
   Purchase of business, net of cash acquired                                         -             (1,493)
                                                                               ---------------------------
Net Cash Provided by Investing Activities                                        24,282              2,895
                                                                               ---------------------------
Cash Flows from Financing Activities:

   Proceeds from issuance of common stock                                         1,356                540
   Cost incurred related to initial public offering                                   -                (66)
   Cost incurred related to secondary public offering                                 -               (128)
                                                                               ---------------------------
Net Cash Provided by Financing Activities                                         1,356                346
                                                                               ---------------------------
Net increase in cash and cash equivalents                                        27,284              3,793

Cash and cash equivalents, beginning of period                                   25,397             44,705
                                                                               ---------------------------
Cash and cash equivalents, end of period                                       $ 52,681           $ 48,498
                                                                               ===========================

  The accompanying notes are an integral part of these consolidated condensed financial statements.

PCTEL, Inc.

Notes to the Consolidated Condensed Financial Statements
For the Three Months Ended: March 31, 2001
(Unaudited)

================================================================================

1.  BASIS OF PRESENTATION


    The condensed financial statements included herein have been prepared by PCTEL, Inc. (unless otherwise noted, "PCTEL", "we", "us" or "our" refers to PCTEL, Inc.), pursuant to the laws and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information not misleading. The condensed balance sheet as of December 31, 2000 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

    The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2001.

2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations of the Company

    We were originally incorporated in California in February 1994. In July 1998, we reincorporated in Delaware and this reincorporation has been reflected retroactively in the accompanying consolidated financial statements.

    We are a leading provider of software-based high speed connectivity solutions to individuals and businesses worldwide. We design, develop, produce and market advanced high performance, low cost modems that are flexible and upgradable, with functionality that can include data/fax transmission at various speeds, and telephony features. Our soft modem products consist of a hardware chipset containing a proprietary host signal processing software architecture which utilizes the computational and processing resources of a host central processor, effectively replacing special-purpose hardware required in conventional hardware-based modems. Together, the combination of the chipset and software drivers are a component part within a computer which allows for telecommunications connectivity. By replacing hardware with a software solution, our host signal processing technology lowers costs while enhancing capabilities.

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

Consolidation and Foreign Currency Translation

    We use the United States dollar for our financial statements, even for our subsidiaries in foreign countries. All gains and losses resulting from transactions originally in foreign currencies and then translated into US dollars are included in net income. As of March 31, 2001, we had subsidiaries in the Cayman Islands, Japan and Taiwan. These consolidated financial statements include the accounts of PCTEL and our subsidiaries after eliminating intercompany accounts and transactions.

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

                                As of March 31, 2001, short-term investments consisted of high-grade corporate securities with maturity dates of approximately five months to two years.

                                These investments are recorded at market price and any unrealized holding gains and losses (based on the difference between market price and book value) are reflected as other comprehensive income/loss in the stockholders' equity section of the balance sheet. We have accumulated a $665,000 unrealized holding gain as of March 31, 2001. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income and have not been significant to date. Interest and dividends of all securities are included in interest income.

Inventories

    Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of March 31, 2001 and December 31, 2000 were composed of finished goods only. Based on our current estimated requirements, it was determined that there was excess inventory and those excess amounts were fully reserved as of March 31, 2001 and December 31, 2000. Due to competitive pressures and technological innovation, it is possible that these estimates could change in the near term.

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

Revenue Recognition

    Revenues consist primarily of sales of products to original equipment manufacturers ("OEMs") and distributors. Revenues from sales to OEMs are recognized upon shipment. We provide for estimated sales return and price rebate allowances related to sales to OEMs at the time of shipment. As of March 31, 2001 and December 31, 2000, $6.4 million and $6.8 million of returns and price rebate allowances were netted against accounts receivable in the accompanying consolidated condensed balance sheets. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to end-users. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 60 days after shipment.

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

Earnings Per Share

    We compute earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operation are presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of preferred stock using the "if converted" method and stock options and warrants using the treasury stock method. Preferred stock, common stock options and warrants are excluded from the computation of diluted earnings per share if their effect is anti-dilutive.

    The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earning per share for the three months ended March 31, 2001 and 2000, respectively (in thousands, except per share data):

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                 -------------------------
                                                                                   2001              2000
                                                                                 -------           -------
                                                                                        (unaudited)
Net income (loss)                                                                $(2,896)          $ 1,728
                                                                                 =======           =======
Basic earnings (loss) per share:
  Weighted average common shares outstanding                                      18,973            16,805
                                                                                 -------           -------
Basic earnings (loss) per share                                                  $ (0.15)          $  0.10
                                                                                 =======           =======
Diluted earnings (loss) per share:
  Weighted average common shares outstanding                                      18,973            16,805
  Weighted average common stock option grants and outstanding warrants                -              3,483
                                                                                 -------           -------
  Weighted average common shares and common stock equivalents outstanding         18,973            20,288

Diluted earnings (loss) per share                                                $ (0.15)          $  0.09
                                                                                 =======           =======

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

    Our sales to customers outside of the United States, as a percent of total revenues, are as follows:

                                               Three Months Ended
                                                    March 31,
                                            -------------------------
                                            2001                 2000
                                            ----                 ----
                                                   (unaudited)
      Taiwan                                 20%                  49%
      China (Hong Kong)                      67%                  44%
      Rest of Asia                            5%                   5%
      Europe                                  5%                  --%
                                           ----                 ----
      Total                                  97%                  98%
                                           ====                 ====

    Sales to our major customers representing greater than 10% of total revenues are as follows:

                                            Three Months Ended
                                                March 31,
                                        -------------------------
      Customer                          2001                 2000
      --------                          ----                 ----
                                               (unaudited)
      A                                   6%                  17%
      B                                   1%                  15%
      C                                  65%                  42%
      D                                  11%                   5%

    Our customers are concentrated in the motherboard manufacturer industry and modem board manufacturer industry segment and in certain geographic locations. We actively market and sell products in Asia. We perform ongoing evaluations of our customers' financial condition and generally require no collateral. As of March 31, 2001, approximately 62% of gross accounts receivable were concentrated with five customers. As of December 31, 2000, approximately 64% of gross accounts receivable were concentrated with four customers.

Comprehensive Income

    The following table provides the calculation of other comprehensive income for the three months ended March 31, 2001 and 2000 (in thousands):

                                                                             Three Months Ended
                                                                                  March 31,
                                                                          ------------------------
                                                                            2001             2000
                                                                          -------           ------
                                                                                 (unaudited)
Net income (loss)                                                         $(2,896)          $1,728

Other comprehensive income:
  Unrealized gains (loss) on available-for-sale securities                    391             (145)
                                                                          -------           ------
Comprehensive income (loss)                                               $(2,505)          $1,583
                                                                          =======           ======

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires certain accounting and reporting standards for derivative financial instruments and hedging activities. It applies for the first quarter beginning January 1, 2001. We adopted SFAS No. 133 in January 2001 and this adoption did not have a material effect on our financial position or results of operations.

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

Reclassifications

    Certain amounts in prior periods have been reclassified to conform with the current period presentation.

3.  ACQUISITIONS

BlueCom Technology Corp.

    On December 14, 2000, we completed the acquisition of BlueCom Technology Corp., ("BlueCom"), one of Taiwan's industry leaders in the innovation, development and marketing of MMX Signal Processing (MSP) technology. Under the terms of the Agreement and Plan of Reorganization (the "Merger Agreement"), the former shareholders of BlueCom received 11,245 shares of our common stock and $1,557,770 of cash in exchange for all shares of BlueCom common stock.

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

    The acquisition was structured as a tax-free reorganization and was accounted for under the purchase method of accounting. Under this method, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price. In this circumstance, the difference was $17.8 million. We attributed $1.6 million of the excess purchase price to in-process research and development, which we expensed immediately, and the balance of $16.2 million was attributed to intellectual property ($0.5 million), workforce ($0.3 million) and goodwill ($15.4 million). We have classified this balance of $16.2 million as goodwill and other intangible assets, net, in the accompanying consolidated balance sheets and are amortizing it over a useful life of five years.

    In addition to the 237,272 shares of our common stock issued to the shareholders of Voyager, 30,415 additional shares of common stock were held in an escrow account pending resolution of an outstanding claim. These shares had been treated as contingent consideration and were not initially recognized as purchase price due to the uncertainty of how the claim would be resolved. In May 2000, the outstanding claim was settled for $1.5 million which resulted in the return of the stock held in escrow to us. No amount was initially recorded for the now-unissued stock while in escrow; however, the $1.5 million outstanding claim settlement was recognized as additional purchase price in the quarter ended June 30, 2000.

    The pro forma data has not been disclosed as the amounts are not material.

4.  RESTRUCTURING CHARGES

    On February 8, 2001, we announced a series of actions to streamline support for our voiceband business and sharpen our focus on emerging growth sectors. These measures were part of a restructuring program to return the company to profitability and operational effectiveness and included a reduction in worldwide headcount of approximately 7 research and development employees, 9 sales and marketing employees and 6 general and administrative employees, a hiring freeze and cost containment programs. The restructuring resulted in $524,000 of charges consisting of severance and employment related costs for the three months ended March 31, 2001. The following analysis sets forth the significant components of this charge:


                                                                                     Accrual
                                                                                    Balance at
                                              Restructuring                          March 31,
                                                 Charges           Payments            2001
                                              -------------        --------         ----------
                                                                  (unaudited)
Severance and employment related costs            $524               $276              $248
Other charges                                       --                 --                --
                                                  ----               ----              ----
                                                  $524               $276              $248
                                                  ====               ====              ====
Amount included in accrued liabilities                                                 $248
                                                                                       ====

    Severance and employment related costs of $524,000 consisted of termination compensation and related benefits. As of March 31, 2001, approximately $276,000 of termination compensation and related benefits had been paid to terminate approximately 22 employees. The remaining accrual balance of $248,000 will be paid on various dates extending through February 2002.

5.  CONTINGENCIES:

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

    As of March 31, 2001 and December 31, 2000, we had accrued royalties of approximately $11.2 million and $11.7 million, respectively. Of these amounts, approximately $0.3 million and $1.2 million represent amounts accrued based upon signed royalty agreements as of March 31, 2001 and December 31, 2000, respectively. The remainder of accrued royalties represents management's estimate within a range of possible settlement losses as of each date presented. While management is unable to estimate the maximum amount of the range of possible settlement losses, it is possible that actual losses could exceed the amounts accrued as of each date presented.

ESS Technology, Inc. v. PCTEL, Inc.

    On April 9, 1999, ESS Technology, Inc. ("ESS") filed a complaint against us in the U.S. District Court for the Northern District of California, alleging that we failed to grant licenses for some of our International Telecommunications Union-related patents to ESS on fair, reasonable and non-discriminatory terms. ESS's complaint includes claims based on antitrust law, patent misuse, breach of contract and unfair competition. In its complaint, ESS also seeks a declaration that some of our International Telecommunications Union-related patents are unenforceable and that we should be ordered by the court to grant a license to ESS on fair, reasonable and non-discriminatory terms.

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

    On August 7, 2000, we filed counterclaims alleging that ESS infringes our five patents that are the subject of ESS's complaint. In addition, on October 3, 2000, the parties stipulated to permit us to amend our counterclaims to include claims that ESS infringes three of our additional patents. On April 25, 2001, the parties stipulated to permit us to amend our counterclaims to include claims that ESS infringes another patent. Six of our nine patents asserted against ESS are International Telecommunications Union-related patents. These infringement claims will be litigated, if necessary, only after the issue of whether we license our patents on a reasonable and non-discriminatory basis is resolved. The other two patents asserted against ESS are not related to International Telecommunications Related Standards.

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

PCTEL, Inc. v. Smart Link Ltd and Smart Link Technologies, Inc.

    On August 9, 2000, we filed a complaint for patent infringement in the United States District Court, District of Delaware, against Smart Link Ltd. and Smart Link Technologies, Inc. (collectively, "Smart Link"). Our complaint alleges that Smart Link infringed four of our patents. On August 18, 2000, we amended our complaint to claim that Smart Link's infringement was willful.

    On September 18, 2000, Smart Link answered our amended complaint and counterclaimed against us. Smart Link's answer denied our allegations of infringement. Smart Link's counterclaims seek declaratory relief that our asserted patents are invalid and not infringed. Smart Link also counterclaims for tortious interference with a business relation. On October 10, 2000, we replied to Smart Link's counterclaims and moved to strike portions of Smart Link's answer, which resulted in Smart Link agreeing to withdraw the offending portions of the answer. On January 12, 2001, the parties exchanged initial disclosures, and discovery is underway. On March 5, 2001, we filed a motion in this case to amend our complaint to withdraw one patent already asserted against Smart Link and assert a new patent against Smart Link. Smart Link did not file a response to this motion. Our motion was granted on March 27, 2001. The number of patents asserted against Smart Link remains at four patents. The judge has scheduled this case for trial beginning on January 22, 2002.

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

Smart Link Ltd. v. PCTEL, Inc.

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

    The parties have exchanged initial disclosures and a case management conference was held on March 23, 2001. Discovery is underway.

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

In the Matter of Certain HSP Modems, Software and Hardware Components Therefo, and Products Containing Same.

    On September 15, 2000, we filed a complaint under Section 337 of the Tariff Act of 1930, as amended, with the United States International Trade Commission ("ITC"). Our complaint requested that the ITC commence an investigation into whether Smart Link and ESS are engaged in unfair trade practices by selling for importation into the United States, directly or indirectly importing into the United States, or selling in the United States after importation devices which infringe our patents. Four of our patents were asserted against Smart Link and two of those four patents were asserted against ESS. A supplemental complaint was filed on October 3, 2000. On February 5, 2001, we filed a motion to reduce the number of patents asserted against Smart Link from four patents to three patents. This motion was granted February 16, 2001.

    On October 11, 2000, the ITC voted to institute an investigation into our complaint. On October 18, 2000, notice of the ITC investigation was published in the Federal Register. Smart Link and ESS filed their responses to our complaint and the notice of investigation on November 13, 2000 and October 31, 2000, respectively. We have learned that the judge assigned to our case will step down as an administrative law judge effective May 20, 2001. Fact and expert discovery have closed and the parties are preparing for the hearing. By order of the administrative law judge, the ITC investigation is to be completed by December 18, 2001.

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

6.  AMORTIZATION OF DEFERRED COMPENSATION:

    For the quarters ended March 31, 2001 and 2000, amortization of deferred compensation (in thousands) relates to the following functional categories:

                                             Three Months Ended March 31,
                                             ----------------------------
                                              2001                   2000
                                             -----                  -----
Research and development                     $  47                  $  79
Sales and marketing                          $  70                  $  79
General and administrative                   $ 176                  $ 191

7.  SUBSEQUENT EVENTS

    On May 1, 2001, we announced a new business structure that will result in greater focus for our activities with a significantly reduced workforce. Approximately 20 percent of existing positions were eliminated, or 31 employees as a part of the reorganization. A restructuring charge will be booked in the second quarter of 2001 to cover these expenses.

PCTEL, Inc.

Item 2: Management's Discussion and Analysis of Financial Condition and results of Operations

================================================================================

    The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2001. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward-looking statements include, among others, those statements including the words "believes", "anticipates", "estimates", "expects", "may", "will",
"plans", seeks", intends", and words of similar import.   You should not place
undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC.

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

    From our inception in February 1994 through the end of 1995, we were a development stage company primarily engaged in product development, product testing and the establishment of strategic relationships with customers and suppliers. From December 31, 1995 to March 31, 2001, our total headcount increased from 18 to 181. We first recognized revenue on product sales in the fourth quarter of 1995, and became profitable in 1996, our first full year of product shipments. Revenues increased from $24.0 million in 1997 to $33.0 million in 1998, $76.3 million in 1999 and $97.2 million in 2000. Revenues for the three months ended March 31, 2001 were $16.5 million.

    On February 8, 2001, we announced a series of actions to streamline support for our voiceband business and sharpen our focus on emerging growth sectors. These measures were part of a restructuring program to return the company to profitability and operational effectiveness and included a reduction in worldwide headcount of approximately 7 research and development employees, 9 sales and marketing employees and 6 general and administrative employees, a hiring freeze and cost containment programs. The restructuring resulted in $524,000 of charges consisting of severance and employment related costs for the three months ended March 31, 2001.

    We sell soft modems to manufacturers and distributors principally in Asia through our sales personnel, independent sales representatives and distributors. Our sales to manufacturers and distributors in Asia were 91%, 99% and 76% of our total sales for the years ended 2000, 1999 and 1998, respectively and 92% and 98% for the three months ended March 31, 2001 and 2000, respectively. The predominance of our sales is in Asia because our customers are primarily motherboard and modem manufacturers, and the majority of these manufacturers are located in Asia. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards that they purchase from the board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Industry statistics indicate that approximately two-thirds of modems manufactured in Asia are sold in North America.

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

Results of Operations

Three months ended March 31, 2001 and 2000
(All amounts in tables, other than percentages, are in thousands)

Revenues

-------------------------------------------------------------------------------
                                   Three Months Ended        Three Months Ended
                                     March 31, 2001            March 31, 2000
                                   ------------------        ------------------
Revenues.........................        $16,451                   $24,121
% change from year ago period....          (31.8)%                     59.2%
-------------------------------------------------------------------------------

    Our revenues primarily consist of product sales of soft modems to board manufacturers and distributors in Asia. Revenues decreased $7.7 million for the three months ended March 31, 2001 compared to the same period in 2000. The revenue decrease was primarily attributable to an abnormally poor PC market and increase in bad debt reserves due to poor economic conditions. Additionally, the decrease in sales revenues was due to downward pressure on average selling prices commonly seen in the industry.

Gross Profit

-------------------------------------------------------------------------------
                                   Three Months Ended        Three Months Ended
                                     March 31, 2001            March 31, 2000
                                   ------------------        ------------------
Gross profit.....................       $ 5,118                   $11,353
Percentage of revenues...........          31.1%                     47.1%
% change from year ago period....         (54.9)%                    57.0%
-------------------------------------------------------------------------------

    Cost of revenues consists primarily of chipsets we purchase from third party manufacturers and also includes amortization of intangibles related to the Communications Systems Division ("CSD") acquisition, accrued intellectual property royalties, cost of operations, provision for inventory obsolescence and distribution costs.

    Gross profit decreased $6.2 million for the three months ended March 31, 2001 compared to the same period last year mainly due to decreased sales revenues. Gross profit as a percentage of revenue decreased from 47.1% for the three months ended March 31, 2000 to 31.1% for the three months ended March 31, 2001 because average selling prices decreased faster than the rate of cost reduction and the fixed portion of our cost as a percentage of revenue increased due to the decrease of revenues.

Research and Development

-------------------------------------------------------------------------------
                                   Three Months Ended        Three Months Ended
                                     March 31, 2001            March 31, 2000
                                   ------------------        ------------------
Research and development.........        $3,468                    $3,408
Percentage of revenues...........          21.1%                     14.1%
% change from year ago period....           1.8%                     66.8%
-------------------------------------------------------------------------------

    Research and development expenses include compensation costs for software and hardware development, prototyping, certification and pre-production costs. We expense all research and development costs as incurred.

    Research and development expenses increased slightly by $60,000 for the three months ended March 31, 2001 compared to the same period in 2000 due to the continuing development of new products related to the G.DMT, wireless and embedded modems, as well as a V.92 upgrade. As a percentage of revenues, research and development increased for the three months ended March 31, 2001 because of lower revenues in the first quarter of 2001.

Sales and Marketing

-------------------------------------------------------------------------------
                                   Three Months Ended        Three Months Ended
                                     March 31, 2001            March 31, 2000
                                   ------------------        ------------------
Sales and marketing..............        $3,476                    $2,995
Percentage of revenues...........          21.1%                     12.4%
% change from year ago period....          16.1%                     30.4%
-------------------------------------------------------------------------------

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

    Sales and marketing expenses increased $481,000 for the three months ended March 31, 2001 compared to the same period in 2000. The increase reflects the addition of sales and marketing personnel to develop new accounts and drive new product launches.

General and Administrative

-------------------------------------------------------------------------------
                                   Three Months Ended        Three Months Ended
                                     March 31, 2001            March 31, 2000
                                   ------------------        ------------------
General and administrative.......        $2,167                    $1,765
Percentage of revenues...........          13.2%                      7.3%
% change from year ago period....          22.8%                    116.6%
-------------------------------------------------------------------------------

    General and administrative expenses include costs associated with our general management and finance functions as well as professional service charges, such as legal, tax and accounting fees. Other general expenses include rent, insurance, utilities, travel and other operating expenses to the extent not otherwise allocated to other functions.

    General and administrative expenses increased $402,000 for the three months ended March 31, 2001 compared to the same period in 2000. The increase was primarily due to the increased legal costs associated with the patent infringement litigation against Smart Link and ESS.

Acquired In-Process Research and Development

-------------------------------------------------------------------------------
                                   Three Months Ended        Three Months Ended
                                     March 31, 2001            March 31, 2000
                                   ------------------        ------------------
Acquired in-process research and
 development.....................      $    ---                    $1,600
Percentage of Revenues...........           ---                       6.6%
-------------------------------------------------------------------------------

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

Restructuring Charges

-------------------------------------------------------------------------------
                                   Three Months Ended        Three Months Ended
                                     March 31, 2001            March 31, 2000
                                   ------------------        ------------------
Restructuring charges............        $524                     $   ---
Percentage of revenues...........         3.2%                        ---
-------------------------------------------------------------------------------

    On February 8, 2001, we announced a series of actions to streamline support for our voiceband business and sharpen our focus on emerging growth sectors. These measures were part of a restructuring program to return the company to profitability and operational effectiveness and included a reduction in worldwide headcount of approximately 7 research and development employees, 9 sales and marketing employees and 6 general and administrative employees, a hiring freeze and cost containment programs. The restructuring resulted in $524,000 of charges consisting of severance and employment related costs for the three months ended March 31, 2001.

Amortization of Deferred Compensation

-------------------------------------------------------------------------------
                                   Three Months Ended        Three Months Ended
                                     March 31, 2001            March 31, 2000
                                   ------------------        ------------------
Amortization of deferred
 compensation....................         $293                      $349
Percentage of revenues...........          1.8%                      1.4%
-------------------------------------------------------------------------------

    In connection with the grant of stock options to employees prior to our initial public offering, we have recorded deferred compensation representing the difference between the exercise price and deemed fair market value of our common stock on the date these stock options were issued.

    The amortization of deferred compensation decreased $56,000 for the three months ended March 31, 2001 compared to the same period in 2000 primarily due to employee turnover. We expect the amortization of deferred compensation to remain at approximately $260,000 per quarter through the third quarter of 2003, based on option grant activity through March 31, 2001.

Other Income, Net

-------------------------------------------------------------------------------
                                   Three Months Ended        Three Months Ended
                                     March 31, 2001            March 31, 2000
                                   ------------------        ------------------
Other income, net................        $1,762                    $1,381
Percentage of revenues...........          10.7%                      5.7%
-------------------------------------------------------------------------------

    Other income, net, consists of interest income, net of interest expense. Interest income is expected to fluctuate over time. Other income, net, increased $381,000 for the three months ended March 31, 2001 compared to the same period in 2000 primarily due to interest earned from the proceeds from the secondary public offering.

Provision (Benefit) for Income Taxes

-------------------------------------------------------------------------------
                                   Three Months Ended        Three Months Ended
                                     March 31, 2001            March 31, 2000
                                   ------------------        ------------------
Provision (benefit) for income
 taxes...........................       $(1,098)                    $ 655
Effective tax rate...............          27.5%                     27.5%
-------------------------------------------------------------------------------

    We have $5.7 million in deferred tax assets as of March 31, 2001. Our effective tax rate is below the statutory tax rate of 35% due to international sales and profits through our wholly owned subsidiaries, which are taxed at rates below the statutory tax rate in the U.S.

Liquidity and Capital Resources

----------------------------------------------------------------------------------------------
                                                  Three Months Ended        Three Months Ended
                                                    March 31, 2001            March 31, 2000
                                                  ------------------        ------------------
Net cash provided by operating activities.......       $  1,646                  $   552
Net cash provided by investing activities.......         24,282                    2,895
Net cash provided by financing activities.......          1,356                      346
Cash, cash equivalents and short-term
 investments at the end of period...............        121,439                   96,424
Working capital at the end of period............        131,565                   92,350
----------------------------------------------------------------------------------------------

    The increase in net cash provided by operating activities for the three months ended March 31, 2001 compared to the same period in 2000 was primarily due to the decrease in accounts receivable as a result of our aggressive collection efforts in the first quarter of 2001 as well as a decrease in inventory due to reduced purchasing activity. Net cash provided by investing activities for the three months ended March 31, 2001 consists primarily of proceeds from the sales and maturities of short-term investments. Net cash provided by financing activities for the three months ended March 31, 2001 consists of proceeds from issuance of common stock associated with stock option exercises and from share purchases through the employee stock purchase plan.

    As of March 31, 2001, we had $121.4 million in cash, cash equivalents and short-term investments and working capital of $131.6 million.

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

    In the fourth quarter of 2000, our customers, primarily our PC motherboard and distribution manufacturers, were impacted by significantly lower PC demand, which forced them to unexpectedly reschedule or cancel orders for our products late in the quarter. As a result, our revenues and earnings in the first quarter of 2001 were negatively affected. Because we expect PC demand to continue to be weak for the foreseeable term, we expect our revenues and earnings to continue to be negatively affected. In February 2001, we announced projected revenues and earnings for fiscal 2001 at levels approximately the same or less than those recorded for fiscal 2000. However, if PC demand does not recover during the latter half of 2001, or if we are unable to manage our operating expenses, we will not be able to meet these projections.

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

    Our sales are concentrated among a limited number of customers. If we were to lose one or more of these customers, or if one or more of these customers were to delay or reduce purchases of our products, our sales revenues may decrease. For the three months ended March 31, 2001, approximately 82% of our revenues were generated by three of our customers, with one customer representing 65% of revenues. These customers may in the future decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, because:

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

    Product sales in the connectivity industry have been characterized by continuing erosion of average selling prices. Price erosion experienced by any company can cause revenues and gross margins to decline. The average selling price of our products has decreased by approximately 71% from October 1995 to March 31, 2001. We expect this trend to continue.

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

    Our sales to customers located in Asia accounted for 92% of our total revenues for the three months ended March 31, 2001. The predominance of our sales is in Asia, mostly in Taiwan and China, because our customers are primarily motherboard or modem manufacturers that are located there. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards, the main printed circuit board containing the central processing unit of a computer system, that they purchase from board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Due to the industry wide concentration of modem manufacturers in Asia, we believe that a high percentage of our future sales will continue to be concentrated with Asian customers. As a result, our future operating results could be uniquely affected by a variety of factors outside of our control, including:

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

    Our revenue depends on our ability to anticipate our customers' needs and develop products that address those needs. In particular, our success for the remainder of 2001 will depend on our ability to introduce new products for the wireless and broadband markets. Introduction of new products and product enhancements will require coordination of our efforts with those of our suppliers to rapidly achieve volume production. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our revenues may be reduced and our business may be harmed. We cannot assure you that product introductions will meet the anticipated release schedules.

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

    Our success is heavily dependent upon our proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting our proprietary rights may not be adequate. We hold a total of 47 patents, a number of which cover technology that is considered essential for International Telecommunications Union standard communications solutions, and also have 23 additional patent applications pending or filed. These patents may never be issued. These patents, both issued and pending, may not provide sufficiently broad protection against third party infringement lawsuits or they may not prove enforceable in actions against alleged infringers.

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

    Competition for personnel, especially engineers and marketing and sales personnel in Silicon Valley, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of March 31, 2001, we employed a total of 69 people in our engineering department, over half of whom have advanced degrees. In the past we have experienced difficulty in recruiting qualified engineering personnel, especially developers, on a timely basis. If we are not able to hire at the levels that we plan, our ability to continue to develop products and technologies responsive to our markets will be impaired.

Failure to manage our technological and product growth could strain our management, financial and administrative resources.

    Our ability to successfully sell our products and implement our business plan in rapidly evolving markets requires an effective management planning process. Future product expansion efforts could be expensive and put a strain on our management by significantly increasing the scope of their responsibilities and resources by increasing the demands on their management abilities during periods of constrained spending. We are focusing on the broadband and wireless areas as well as placing substantial effort on sustaining our leadership position in the analog modem space. To effectively manage our growth in these new technologies, we must enhance our marketing, sales, research and development areas. With revenues either stabilizing or declining, these efforts will have to be accomplished with limited funding. This will require management to effectively manage significant technological advancement within existing budgets.

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

    Further, we are in the process of developing next generation products and applications which improve and extend upon our host signal processing technology. If these products are not accepted in the markets when they are introduced, our revenues and profitability will be negatively affected. We only recently introduced our Solsis(TM) modem for the embedded market. We expect sales of this product to increase during the second quarter of 2001 and become visible in our product mix by the second half of 2001. However, if the market does not accept our product, or if PC demand remains weak, our revenues will be adversely affected.

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

PCTEL, Inc.

Part II.  Other Information
For the Three Months Ended: March 31, 2001

================================================================================

Item 1  Legal Proceedings:

        See Note 5 of Notes to the Consolidated Condensed Financial Statements.

Item 6  Exhibits and reports on Form 8-K

        (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

    Exhibit
    Number                                              Description
    -------                                             -----------
     10.20   (a)   Consigned Inventory Agreement with Bell Microproducts Inc.
     10.21   (a)   Non-Executive Chairman of the Board Agreement with Martin Singer, signed February 16, 2001

     ------------
     (a)  Filed herewith.

        (b) Reports on Form 8-K: None.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PCTEL, Inc.
                                A Delaware Corporation



May 14, 2001                    By:     /s/ Andrew Wahl
                                    --------------------------------------------
                                    Andrew Wahl
                                    Vice President, Finance and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)