Form 10-K/A
period 2000-12-31
PC TEL INC
filed 2001-05-22
CIK 1057083

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                 -------------

                                  Form 10-K/A
                                AMENDMENT NO. 1

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

The number of shares of the Registrant's common stock outstanding were 18,974,464 on February 28, 2001.

                          AMENDED FILING OF FORM 10-K
                   TO INCLUDE CERTAIN ADDITIONAL INFORMATION

This amendment is being filed for the sole purpose of including Exhibit 23.1, Consent of Arthur Andersen LLP, Independent Public Accountants, dated March 27, 2001, which was omitted in our Form 10-K filed on March 28, 2001.

================================================================================

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

                                    PCTEL, Inc.
                                    a Delaware Corporation
                                    (Registrant)

                                      /s/  WILLIAM F. ROACH
                                    --------------------------------------------
                                           William F. Roach
                                    Chief Executive Officer and
                                             Director

Dated:  May 22, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                           Title                     Date
          ---------                           -----                     ----

     /s/ WILLIAM F. ROACH          Chief Executive Officer and      May 22, 2001
------------------------------
       (William F. Roach)          Director
                                   (Principal Executive Officer)

     /s/ ANDREW D. WAHL            Vice President, Finance and      May 22, 2001
------------------------------
       (Andrew D. Wahl)            Chief Financial Officer
                                   (Principal Financial
                                   and Accounting Officer)

     /s/ MARTIN H. SINGER          Non-Executive Chairman of        May 22, 2001
------------------------------
       (Martin H. Singer)          the Board and Director

     /s/ RICHARD C. ALBERDING      Director                         May 22, 2001
------------------------------
       (Richard C. Alberding)

     /s/ PETER CHEN                Director                         May 22, 2001
------------------------------
       (Peter Chen)

     /s/ GIACOMO MARINI            Director                         May 22, 2001
------------------------------
       (Giacomo Marini)

     /s/ MIKE MIN-CHU CHEN         Director                         May 22, 2001
------------------------------
       (Mike Min-Chu Chen)

     /s/ CARL A. THOMSEN           Director                         May 22, 2001
------------------------------
       (Carl A. Thomsen)