Form 10-Q
period 2001-06-30
PC TEL INC
filed 2001-08-13
CIK 1057083

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

                  For the quarterly period ended June 30, 2001

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

                               Yes [X]  No  [_]

As of July 31, 2001, there were 19,380,172 shares of the Registrant's Common Stock outstanding.

================================================================================

                                  PCTEL, Inc.

                                   Form 10-Q
                      For the Quarter Ended June 30, 2001



                                                                            Page
                                                                            ----

Part  I.  Financial Information

Item 1    Financial Statements

          Consolidated Condensed Balance Sheets
          as of June 30, 2001 (unaudited) and December 31, 2000               3

          Consolidated Condensed Statements of Operations (unaudited)
          for the three and six months ended June 30, 2001 and 2000           4

          Consolidated Condensed Statements of Cash Flows (unaudited)
          for the six months ended June 30, 2001 and 2000                     5

          Notes to the Consolidated Condensed Financial Statements
          (unaudited)                                                         6

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results Of Operations                                              15

Item 3    Quantitative and Qualitative Disclosures about Market Risk         29



Part II.  Other Information

Item 1    Legal Proceedings                                                  30
Item 6    Exhibits and Reports on Form 8-K                                   30

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  PCTEL, Inc.

                     Consolidated Condensed Balance Sheets
                   (in thousands, except share information)

                                                                  June 30,
                                                                   2001                     December 31,
                                                                (unaudited)                    2000
                                                            -----------------            -----------------
              ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                            $          43,269           $          25,397
       Short-term investments                                          81,965                      92,983
       Accounts receivable, net                                        15,166                      24,112
       Inventories, net                                                 5,475                      13,837
       Prepaid expenses and other assets                                3,442                       4,369
       Deferred tax asset                                               3,322                       3,322
                                                           ------------------           -----------------
              Total current assets                                    152,639                     164,020
PROPERTY AND EQUIPMENT, net                                             4,077                       4,722
GOODWILL AND OTHER INTANGIBLE ASSETS, net                              18,854                      21,662
DEFERRED TAX ASSET                                                      2,333                       2,333
OTHER ASSETS                                                              227                         219
                                                           ------------------           -----------------
TOTAL ASSETS                                                $         178,130           $         192,956
                                                           ==================           =================

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                     $           4,246           $           9,142
       Accrued royalties                                               11,309                      11,656
       Income taxes payable                                             5,136                       3,417
       Accrued liabilities                                              5,369                       8,894
                                                           ------------------           -----------------
              Total current liabilities                                26,060                      33,109
                                                           ------------------           -----------------
STOCKHOLDERS' EQUITY:
      Common stock,$0.001 par value, 50,000,000 shares                     19                          19
       authorized, 19,329,336 and 18,817,796 shares issued
       and outstanding at June 30, 2001 and December 31,
       2000, respectively.
      Additional paid-in capital                                      148,150                     146,461
      Deferred compensation                                            (1,939)                     (2,894)
      Retained earnings                                                 5,307                      15,987
      Accumulated other comprehensive income                              533                         274
                                                           ------------------           -----------------
              Total stockholders' equity                              152,070                     159,847
                                                           ------------------           -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $         178,130           $         192,956
                                                           ==================           =================

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  PCTEL, Inc.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (in thousands, except per share information)
                                  (Unaudited)

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                             June 30,
                                                 -------------------------------      -------------------------------
                                                     2001               2000              2001               2000
                                                 ------------       ------------      ------------       ------------
REVENUES                                         $     12,255       $     27,523      $     28,706       $     51,644
COST OF REVENUES                                        8,899             14,596            20,232             27,364
                                                 ------------       ------------      ------------       ------------
GROSS PROFIT                                            3,356             12,927             8,474             24,280
                                                 ------------       ------------      ------------       ------------
OPERATING EXPENSES:
      Research and development                          2,810              4,301             6,278              7,709
      Sales and marketing                               3,213              3,730             6,689              6,725
      General and administrative                        2,914              1,713             5,081              3,478
      Acquired in-process research
        and development                                     -                  -                 -              1,600
      Amortization of goodwill and other
        intangible assets                                 949                782             1,895              1,016

      Restructuring charges (see Note 4)                1,583                  -             2,107                  -
      Amortization of deferred compensation
        (See Note 6)                                     261                328               554                 677
                                                 ------------       ------------      ------------       ------------
           Total operating expenses                    11,730             10,854            22,604             21,205
                                                 ------------       ------------      ------------       ------------
INCOME (LOSS) FROM OPERATIONS                          (8,374)             2,073           (14,130)             3,075
OTHER INCOME, NET:
      Other income, net                                 1,704              1,777             3,466              3,158
                                                 ------------       ------------      ------------       ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        (6,670)             3,850           (10,664)             6,233
PROVISION FOR INCOME TAXES                              1,114              1,059                16              1,714
                                                 ------------       ------------      ------------       ------------
NET INCOME (LOSS)                                $     (7,784)      $      2,791      $    (10,680)      $      4,519
                                                 ============       ============      ============       ============


Basic earnings (loss) per share                  $      (0.41)      $       0.16      $      (0.56)      $       0.26
Shares used in computing basic earnings
  (loss) per share                                     19,206             17,989            19,090             17,399

Diluted earnings (loss) per share                $      (0.41)      $       0.14      $      (0.56)      $       0.22
Shares used in computing diluted earnings
  (loss) per share                                     19,206             20,588            19,090             20,547


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  PCTEL, Inc.

                Consolidated Condensed Statements of Cash Flows
                                (in thousands)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                         2001                            2000
                                                                             -------------------------------------------------------

                                                                                                    (unaudited)
Cash Flows from Operating Activities:

   Net income (loss)                                                       $         (10,680)                  $        4,519
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Acquired in-process research and development                                      -                            1,600
         Depreciation and amortization                                                 3,925                            2,823
         Loss on disposal of property and equipment                                       47                                -
         Provision for allowance for doubtful accounts                                   778                              552
         Provision for excess and obsolete inventories                                   540                              233
         Amortization of deferred compensation                                           554                              677
   Changes in operating assets and liabilities, net of acquisitions:
         (Increase) decrease in accounts receivable                                    8,101                          (12,607)
         (Increase) decrease in inventories                                            7,831                           (2,881)
         (Increase) decrease in prepaid expenses and other assets                        917                              (70)
         Decrease in accounts payable                                                 (4,894)                          (1,651)
         Increase (decrease) in accrued royalties                                       (347)                           1,673
         Increase (decrease) in income taxes payable                                   1,718                             (112)
         Increase (decrease) in accrued liabilities                                   (3,540)                           3,463
                                                                        -----------------------------------------------------------


Net Cash Provided by (Used in) Operating Activities                                    4,950                           (1,781)
                                                                        ------------------------------------------------------------


Cash Flows from Investing Activities:

   Capital expenditures for property and equipment                                      (450)                          (1,774)
   Proceeds from disposal of property and equipment                                       13                                -
   Proceeds from sales and maturities of available-for-sale investments               62,123                           36,679
   Purchase of available-for-sale investments                                        (50,846)                         (34,311)
   Purchase of business, net of cash acquired                                             (9)                          (3,648)
                                                                        ------------------------------------------------------------


Net Cash Provided by (Used in) Investing Activities                                   10,831                           (3,054)
                                                                        ------------------------------------------------------------


Cash Flows from Financing Activities:

   Proceeds from issuance of common stock                                              2,091                           31,154
   Cost incurred related to issuance of common stock                                       -                             (852)
                                                                        ------------------------------------------------------------


Net Cash Provided by Financing Activities                                              2,091                           30,302
                                                                        ------------------------------------------------------------


Net increase in cash and cash equivalents                                             17,872                           25,467

Cash and cash equivalents, beginning of period                                        25,397                           44,705
                                                                        ------------------------------------------------------------


Cash and cash equivalents, end of period                                   $          43,269                  $        70,172
                                                                        ------------------------------------------------------------


  The accompanying notes are an integral part of these consolidated condensed financial statements.

PCTEL, Inc.

Notes to the Consolidated Condensed Financial Statements
For the Three and Six Months Ended: June 30, 2001
(Unaudited)

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

    The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2001.

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

Consolidation and Foreign Currency Translation

    We use the United States dollar for our financial statements, even for our subsidiaries in foreign countries. All gains and losses resulting from transactions originally in foreign currencies and then translated into US dollars are included in net income. As of June 30, 2001, we had subsidiaries in the Cayman Islands, Japan and Taiwan. These consolidated financial statements include the accounts of PCTEL and our subsidiaries after eliminating intercompany accounts and transactions.

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

                               As of June 30, 2001, short-term investments consisted of high-grade corporate securities with maturity dates of approximately five months to two years.

                               These investments are recorded at market price and any unrealized holding gains and losses (based on the difference between market price and book value) are reflected as other comprehensive income/loss in the stockholders' equity section of the balance sheet. We have accumulated a $533,000 unrealized holding gain as of June 30, 2001. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income and have not been significant to date. Interest and dividends of all securities are included in interest income.

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

    For trade receivables, credit risk is the potential for a loss due to a customer not meeting its payment obligations. We have established an allowance for amounts which we may not be able to collect based on industry standards and actual payment history. We moderate this risk by establishing and reviewing credit limits, monitoring those limits and making updates as required. See below for industry segment, customer and geographic information.

Inventories

    Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of June 30, 2001 and December 31, 2000 were composed of finished goods only. Based on our current estimated requirements, it was determined that there was excess inventory and those excess amounts were fully reserved as of June 30, 2001 and December 31, 2000. Due to competitive pressures and technological innovation, it is possible that these estimates could change in the near term.

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

Revenue Recognition

    Revenues consist primarily of sales of products to original equipment manufacturers ("OEMs") and distributors. Revenues from sales to OEMs are recognized upon shipment. We provide for estimated sales return and price rebate allowances related to sales to OEMs at the time of shipment. As of June 30, 2001 and December 31, 2000, $3.6 million and $6.8 million of returns and price rebate allowances were netted against accounts receivable in the accompanying consolidated condensed balance sheets. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to end-users. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 60 days after shipment.

    We also generate revenues from engineering contracts. Revenues from engineering contracts are recognized as contract milestones and customer acceptance are achieved. Royalty revenue is recognized when confirmation of royalties due to us is received from licensees. Furthermore, revenues from technology licenses are recognized after delivery has occurred and the amount is fixed and determinable, generally based upon the contract's nonrefundable payment terms. To the extent there are extended payment terms on these contracts, revenue is recognized as the payments become due and the cancellation privilege lapses. To date, we have not offered post-contract customer support.

Earnings Per Share

    We compute earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operation are presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of preferred stock using the "if converted" method and stock options and warrants using the treasury stock method. Preferred stock, common stock options and warrants are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants excluded from the calculations of diluted net loss per share were 234,000 and 287,000 for the three and six months ended June 30, 2001, respectively.

    The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earning per share for the three and six months ended June 30, 2001 and 2000, respectively (in thousands, except per share data):

                                                                     Three Months Ended                    Six Months Ended
                                                                          June 30,                             June 30,
                                                                 ----------------------------         ----------------------------
                                                                    2001             2000                2001             2000
                                                                 ----------       ---------          -----------       ---------
                                                                         (Unaudited)                           (Unaudited)
Net income (loss)                                                  $  (7,784)     $   2,791          $  (10,680)       $   4,519
                                                                   ---------      ---------          ----------        ---------

Basic earnings (loss) per share:
  Weighted average common shares outstanding                          19,206         17,989              19,090           17,399
                                                                   ---------      ---------          ----------        ---------



Basic earnings (loss) per share                                    $   (0.41)     $    0.16          $    (0.56)       $    0.26
                                                                   ---------      ---------          ----------        ---------



Diluted earnings (loss) per share:
  Weighted average common shares outstanding                          19,206         17,989              19,090           17,399
  Weighted average common stock option grants and                          -          2,599                   -            3,148
   outstanding warrants                                            ---------      ---------          ----------        ---------


  Weighted average common shares and common stock
   equivalents outstanding                                            19,206         20,588              19,090           20,547
                                                                   ---------      ---------          ----------        ---------



Diluted earnings (loss) per share                                  $   (0.41)     $    0.14          $    (0.56)       $    0.22
                                                                   ---------      ---------          ----------        ---------

Industry Segment, Customer and Geographic Information

  We are organized based upon the nature of the products we offer. Under this organizational structure, we operate in one segment, that segment being software-based modems using host signal processing technology. We market our products worldwide through our sales personnel, independent sales representatives and distributors.

  Our sales to customers outside of the United States, as a percent of total revenues, are as follows:

                                                                 Three Months Ended                       Six Months Ended
                                                                      June 30,                                June 30,
                                                      -------------------------------------      ------------------------------
                                                           2001                 2000                  2001                 2000
                                                           ----                 ----                  ----                 ----
                                                                  (Unaudited)                                (Unaudited)
      Taiwan                                                 23%                  61%                   21%                  55%
      China (Hong Kong)                                      65                   30                    67                   37
      Rest of Asia                                            1                    6                     3                    5
      Europe                                                  8                    -                     6                    -
                                                      ---------            ---------             ---------            ---------
                                                             97%                  97%                   97%                  97%
                                                      =========            =========             =========            =========

  Sales to our major customers representing greater than 10% of revenues are as follows:

                                                                 Three Months Ended                        Six Months Ended
                                                                      June 30,                                 June 30,
                                                      --------------------------------------      -------------------------------
Customer                                                   2001                  2000                  2001                  2000
--------                                                   ----                  ----                  ----                  ----
                                                                  (Unaudited)                                  (Unaudited)
A                                                             6%                    7%                    6%                   12%
B                                                            65%                   28%                   65%                   34%
C                                                            --%                   13%                   --%                    9%
D                                                            12%                   21%                   11%                   14%
E                                                            --%                   11%                   --%                    7%

  Our customers are concentrated in the motherboard manufacturer industry and modem board manufacturer industry segment and in certain geographic locations. We actively market and sell products in Asia. We perform ongoing evaluations of our customers' financial condition and generally require no collateral. As of June 30, 2001, approximately 72% of gross accounts receivable were concentrated with four customers. As of December 31, 2000, approximately 64% of gross accounts receivable were concentrated with four customers.

Comprehensive Income

  The following table provides the calculation of other comprehensive income for the three and six months ended June 30, 2001 and 2000 (in thousands):

                                                                       Three Months Ended                  Six Months Ended
                                                                            June 30,                           June 30,
                                                            -----------------------------------      ---------------------------
                                                                      2001            2000                2001            2000
                                                                      ----            ----                ----            ----
                                                                           (Unaudited)                       (Unaudited)
Net income (loss)                                                  $  (7,784)       $  2,791          $  (10,680)       $  4,519
                                                                   =========        ========          ==========        ========


Other comprehensive income:
  Unrealized gains (loss) on available-for-sale securities              (132)             35                 259            (110)
                                                                   =========        ========          ==========        ========


Comprehensive income (loss)                                        $  (7,916)       $  2,826          $  (10,421)       $  4,409
                                                                   =========        ========          ==========        ========

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

  In July 2001, the Financial Accounting Standards Board issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but are subject to at least an annual assessment for impairment applying a fair-value based test. Effective January 1, 2002, existing goodwill will no longer be amortized. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Upon adoption of SFAS 142 on January 1, 2002, we will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $5.5 million, based on anticipated amortization for 2002. Amortization of goodwill for the six months ended June 30, 2001 was $2.7 million. We are currently reviewing the remaining goodwill and other intangibles to determine whether recent economic events have resulted in impairment.

Risks and Uncertainties

  For the six months ended June 30, 2001 and the years ended December 31, 2000 and 1999, we purchased integrated circuits from a limited number of vendors. If these vendors are unable to provide integrated circuits in a timely manner and we are unable to find alternative vendors, our business, operating results and financial condition could be adversely affected.

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

4.  RESTRUCTURING CHARGES

  On February 8, 2001, we announced a series of actions to streamline support for our voiceband business and sharpen our focus on emerging growth sectors. These measures were part of a restructuring program to return the company to profitability and operational effectiveness and included a reduction in worldwide headcount of 7 research and development employees, 9 sales and marketing employees and 6 general and administrative employees, a hiring freeze and cost containment programs. On May 1, 2001, we announced a new business structure that will result in greater focus for our activities with a significantly reduced workforce. 13 research and development employees, 13 sales and marketing employees and 12 general and administrative employees were eliminated as a part of this reorganization. The restructuring resulted in $1.6 million and $2.1 million of charges for the three and six months ended June 30, 2001, consisting of severance and employment related costs and costs related to closure of excess facilities as a result of the reduction in force. The following analysis sets forth the significant components of this charge:

                                                Accrual                                                        Accrual
                                              Balance at                                                     Balance at
                                               March 31,           Restructuring                              June 30,
                                                 2001                 Charges              Payments             2001
                                            ----------------     ------------------     ---------------     --------------
                                                                                 (unaudited)
Severance and employment related costs      $            248                    698     $           766     $          180
Costs for closure of excess facilities                    --                    885                  80                805
                                            ----------------     ------------------     ---------------     --------------
                                            $            248                  1,583     $           846     $          985
                                            ================     ==================     ===============     ==============

Amount included in accrued liabilities                                                                      $          985
                                                                                                            ==============

  Severance and employment related costs of $698,000 consisted of termination
compensation and related benefits.   Costs for closure of excess facilities of
$885,000 consisted of future minimum lease payments and related costs on the excess and unused facilities as a result of our down sizing. We are in the process of locating a tenant to sublease the excess facilities for the remainder of the lease term. As of June 30, 2001, approximately $766,000 of termination compensation and related benefits had been paid to terminate approximately 60 employees. The remaining accrual balance of $180,000 will be paid on various dates extending through February 2002. As of June 30, 2001, approximately $80,000 of lease payments and related costs had been paid to the landlord for the excess facilities. The remaining accrual balance of $805,000 will be paid monthly through February 2003.

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


  As of June 30, 2001 and December 31, 2000, we had accrued royalties of approximately $11.3 million and $11.7 million, respectively. Of these amounts, approximately $0.2 million and $1.2 million represent amounts accrued based upon signed royalty agreements as of June 30, 2001 and December 31, 2000, respectively. The remainder of accrued royalties represents management's estimate within a range of possible settlement losses as of each date presented. While management is unable to estimate the maximum amount of the range of possible settlement losses, it is possible that actual losses could exceed the amounts accrued as of each date presented.

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

  Due to the nature of litigation generally, we cannot ascertain the outcome of the final resolution of the lawsuit, the availability of injunctive relief or other equitable remedies, or estimate the total expenses, possible damages or settlement value, if any, that we may ultimately incur in connection with ESS's lawsuit. This litigation could be time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigation. However, we believe that we have valid defenses to this litigation, including the fact that other companies license these International Telecommunications Union-related patents from us on the same terms that are being challenged by ESS. We believe that it is unlikely this litigation will have a material adverse effect on our financial position or results of operations and, accordingly, have not accrued any amounts in the financial statements related to this claim. We are vigorously contesting, and intend to continue to vigorously contest, all of ESS's claims. We are vigorously litigating, and intend to continue to vigorously litigate our claims against ESS.

In the Matter of Certain HSP Modems, Software and Hardware Components Thereof and Products Containing Same.

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

  On October 11, 2000, the ITC voted to institute an investigation into our complaint. On October 18, 2000, notice of the ITC investigation was published in the Federal Register. Smart Link and ESS filed their responses to our complaint and the notice of investigation on November 13, 2000 and October 31, 2000, respectively. The judge assigned to our case has stepped down as an administrative law judge effective May 20, 2001.

  Smart Link and us entered into a settlement agreement on May 17, 2001. On May 30, 2001, Smart Link and us jointly filed a motion for termination with respect to Smart Link on the basis of the settlement agreement. The judge granted the motion for termination with respect to Smart Link by an initial determination dated June 12, 2001, and the Commission has determined not to review the judge's initial determination by a notice dated June 28, 2001.

  The ESS hearing took place before the judge from July 17, 2001 to July 27, 2001. By order of the administrative law judge, the ITC investigation is to be completed by January 18, 2002.

  Due to the nature of litigation generally, we cannot ascertain the outcome of the final resolution of this lawsuit. This litigation could be time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigation. We believe that it is unlikely this litigation will have a material adverse effect on our financial position or results of operations and, accordingly, have not accrued any amounts in the financial statements related to this lawsuit. We are vigorously litigating, and intend to continue to vigorously litigate, our claims against ESS.

  We are subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on our financial position, liquidity or results of operations.

6. AMORTIZATION OF DEFERRED COMPENSATION:


  For the three and six months ended June 30, 2001 and 2000, amortization of deferred compensation (in thousands) relates to the following functional categories:

                                               Three Months Ended June 30,                      Six Months Ended June 30,
                                     ----------------------------------------            ------------------------------------
                                             2001                     2000                    2001                    2000
                                     ---------------               ----------            ------------            ------------

Research and development                  $       18               $       73              $       65              $      152
Sales and marketing                       $       68               $       77              $      138              $      156
General and administrative                $      175               $      178              $      351              $      369
                                     ---------------               ----------            ------------            ------------
                                          $      261               $      328              $      554              $      677

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

  From our inception in February 1994 through the end of 1995, we were a development stage company primarily engaged in product development, product testing and the establishment of strategic relationships with customers and suppliers. From December 31, 1995 to December 31, 2000, our total headcount increased from 18 to 198. We first recognized revenue on product sales in the fourth quarter of 1995, and became profitable in 1996, our first full year of product shipments. Revenues increased from $24.0 million in 1997 to $33.0 million in 1998, $76.3 million in 1999 and $97.2 million in 2000. Revenues for the three and six months ended June 30, 2001 were $12.3 million and $28.7 million, respectively.

  On February 8, 2001, we announced a series of actions to streamline support for our voiceband business and sharpen our focus on emerging growth sectors. These measures were part of a restructuring program to return the company to profitability and operational effectiveness and included a reduction in worldwide headcount of 7 research and development employees, 9 sales and marketing employees and 6 general and administrative employees, a hiring freeze and cost containment programs. The restructuring resulted in $524,000 of charges consisting of severance and employment related costs for the three months ended March 31, 2001.

  On May 1, 2001, we announced a new business structure that will result in greater focus for our activities with a significantly reduced workforce. 13 research and development employees, 13 sales and marketing employees and 12 general and administrative employees were eliminated as a part of this reorganization. The restructuring resulted in $1.6 million of charges for the three months ended June 30, 2001, consisting of severance and employment related costs and costs related to closure of excess facilities as a result of the reduction in force.

  We sell soft modems to manufacturers and distributors principally in Asia through our sales personnel, independent sales representatives and distributors. Our sales to manufacturers and distributors in Asia were 91%, 99% and 76% of our total sales for the years ended 2000, 1999 and 1998, respectively, and 89% and 97% for the three months ended June 30, 2001 and 2000, respectively. The predominance of our sales is in Asia because our customers are primarily motherboard and modem manufacturers, and the majority of these manufacturers are located in Asia. One customer represented 65% of revenue for the six months ended June 30, 2001. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards that they purchase from the board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Industry statistics indicate that approximately two-thirds of modems manufactured in Asia are sold in North America.

  We recognize revenues from product sales to customers upon shipment, except sales to distributors which are recognized only when distributors have sold the product to the end-user. We provide for estimated sales returns and price rebate allowances related to sales to OEMs at the time of shipment. We recognize revenues from non-recurring engineering contracts as contract milestones and customer acceptance are achieved. Revenues from technology licenses are recognized after delivery has occurred and the amount is fixed and determinable, generally based upon the contract's nonrefundable payment terms. To the extent there are extended payment terms on these contracts, revenue is recognized as the payments become due and the cancellation privilege lapses. To date, we have not offered post-contract customer support. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 60 days after shipment.

Results of Operations

Three and six months ended June 30, 2001 and 2000

Revenues

-----------------------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended        Three Months Ended         Six Months Ended     Six Months Ended
                                            June 30, 2001             June 30, 2000              June 30, 2001        June 30, 2000
                                          ------------------        ------------------         ----------------     ---------------
Revenues...............................        $12,255                   $27,523                    $28,706              $51,644
% change from year ago period..........         (55.5)%                     53.8%                    (44.4)%                56.3%
-----------------------------------------------------------------------------------------------------------------------------------

  Our revenues primarily consist of product sales of soft modems to board manufacturers and distributors in Asia. Revenues decreased $15.3 million for the three months ended June 30, 2001 compared to the same period in 2000. Revenues for the six months ended June 30, 2001 decreased $22.9 million compared to the
same period in 2000.   The revenue decrease was primarily attributable to an
abnormally poor PC market due to poor economic conditions. Additionally, the decrease in sales revenues was due to downward pressure on average selling prices commonly seen in the industry.

Gross Profit

-----------------------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended        Three Months Ended         Six Months Ended     Six Months Ended
                                            June 30, 2001             June 30, 2000              June 30, 2001        June 30, 2000
                                          ------------------        ------------------         ----------------     ---------------
Gross profit...........................         $ 3,356                   $12,927                   $ 8,474              $24,280
Percentage of revenues.................            27.4%                     47.0%                     29.5%                47.0%
% change from year ago period..........          (74.0)%                     46.6%                   (65.1)%                51.3%
-----------------------------------------------------------------------------------------------------------------------------------

  Cost of revenues consists primarily of chipsets we purchase from third party manufacturers and also includes amortization of intangibles related to the Communications Systems Division ("CSD") acquisition, accrued intellectual property royalties, cost of operations, provision for inventory obsolescence and distribution costs.

  Gross profit decreased $9.6 million for the three months ended June 30, 2001 compared to the same period last year mainly due to decreased sales revenues. Gross profit as a percentage of revenue decreased from 47.0% for the three months ended June 30, 2000 to 27.4% for the three months ended June 30, 2001 because average selling prices decreased faster than the rate of cost reduction and the fixed portion of our costs as a percentage of revenue increased due to the decrease of revenues.

  Gross profit decreased $15.8 million for the six months ended June 30, 2001 over the same period in 2000 and as a percentage of revenue from 47.0% to 29.5% for the same reasons as above.

Research and Development

-----------------------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended        Three Months Ended         Six Months Ended     Six Months Ended
                                            June 30, 2001             June 30, 2000              June 30, 2001        June 30, 2000
                                          ------------------        ------------------         ----------------     ---------------
Research and development...............       $ 2,810                    $4,301                    $ 6,278               $7,709
Percentage of revenues.................          22.9%                     15.6%                      21.9%                14.9%
% change from year ago period..........        (34.7)%                     80.7%                    (18.6)%                74.3%
-----------------------------------------------------------------------------------------------------------------------------------

  Research and development expenses include compensation costs for software and hardware development, prototyping, certification and pre-production costs. We expense all research and development costs as incurred.

  Research and development expenses decreased $1.5 million for the three months ended June 30, 2001 compared to the same period in 2000 as a result of the completed projects and redeployment of existing personnel to new projects and reduction of headcount from the reductions in force in February and May 2001. As a percentage of revenues, research and development increased for the three months ended June 30, 2001 because of lower revenues in 2001. Research and development headcount decreased from 72 to 60 from June 30, 2000 to June 30, 2001.

  Research and development expenses decreased $1.4 million but increased as a percentage of revenues for the six months ended June 30, 2001 compared to the same period in 2000 for the same reasons as above.

Sales and Marketing

-----------------------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended        Three Months Ended         Six Months Ended     Six Months Ended
                                            June 30, 2001             June 30, 2000              June 30, 2001        June 30, 2000
                                          ------------------        ------------------         ----------------     ---------------
Sales and marketing....................       $ 3,213                    $3,730                   $ 6,689                $6,725
Percentage of revenues.................          26.2%                     13.6%                     23.3%                 13.0%
% change from year ago period..........        (13.9)%                     40.9%                   (0.01)%                 36.0%
-----------------------------------------------------------------------------------------------------------------------------------

  Sales and marketing expenses consist primarily of personnel costs, sales commissions and marketing costs. Sales commissions payable to our distributors are recognized when our products are "sold through" from the distributors to end-users so that the commission expense is matched with related recognition of revenues. Marketing costs include promotional goods, public relations and trade shows.

  Sales and marketing expenses decreased $0.5 million but increased as a percentage of revenues for the three months ended June 30, 2001 compared to the same period in 2000. The decrease in spending reflects the reduction of sales and marketing personnel as a result of lower revenues and the reduction in force in February and May 2001. Sales and marketing headcount decreased from 62 to 46 from June 30, 2000 to June 30, 2001.

  Sales and marketing expenses decreased slightly but increased as a percentage of revenues for the six months ended June 30, 2000 compared to the same period in 2000 because of lower revenues in 2001.

General and Administrative

-----------------------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended        Three Months Ended         Six Months Ended     Six Months Ended
                                            June 30, 2001             June 30, 2000              June 30, 2001        June 30, 2000
                                          ------------------        ------------------         ----------------     ---------------
General and administrative.............        $2,914                    $1,713                    $5,081               $3,478
Percentage of revenues.................          23.8%                      6.2%                     17.7%                 6.7%
% change from year ago period..........          70.1%                     37.3%                     46.1%                68.6%
-----------------------------------------------------------------------------------------------------------------------------------

  General and administrative expenses include costs associated with our general management and finance functions as well as professional service charges, such as legal, tax and accounting fees. Other general and administrative expenses include rent, insurance, utilities, travel and other operating expenses to the extent not otherwise allocated to other functions.

  General and administrative expenses increased $1.2 million for the three months ended June 30, 2001 compared to the same period in 2000 and $1.6 million for the six months ended June 30, 2001 compared to the same period in 2000. The increase was primarily due to the increased legal costs associated with the patent infringement litigation against Smart Link and ESS.

Acquired In-Process Research and Development

-----------------------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended        Three Months Ended         Six Months Ended     Six Months Ended
                                            June 30, 2001             June 30, 2000              June 30, 2001        June 30, 2000
                                          ------------------        ------------------         ----------------     ---------------
Acquired in-process research
 and development.......................      $    --                   $    --                   $    --                 $1,600
Percentage of revenues.................           -- %                      -- %                      --%                   3.1%
-----------------------------------------------------------------------------------------------------------------------------------

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

Restructuring Charges
---------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended        Three Months Ended         Six Months Ended     Six Months Ended
                                            June 30, 2001             June 30, 2000              June 30, 2001        June 30, 2000
                                          ------------------        ------------------         ----------------     ---------------
Restructuring charges..................        $1,583                  $    --                     $2,107              $    --
Percentage of revenues.................          12.9%                      -- %                      7.3%                  --%
-----------------------------------------------------------------------------------------------------------------------------------

  On February 8, 2001, we announced a series of actions to streamline support for our voiceband business and sharpen our focus on emerging growth sectors. These measures were part of a restructuring program to return the company to profitability and operational effectiveness and included a reduction in worldwide headcount of 7 research and development employees, 9 sales and marketing employees and 6 general and administrative employees, a hiring freeze and cost containment programs. On May 1, 2001, we announced a new business structure that will result in greater focus for our activities with a significantly reduced workforce. 13 research and development employees, 13 sales and marketing employees and 12 general and administrative employees were eliminated as a part of this reorganization. The restructuring resulted in $1.6 million and $2.1 million of charges for the three and six months ended June 30, 2001, consisting of severance and employment related costs and costs related to closure of excess facilities as a result of the reduction in force.

Amortization of Deferred Compensation
-------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended        Three Months Ended         Six Months Ended     Six Months Ended
                                            June 30, 2001             June 30, 2000              June 30, 2001        June 30, 2000
                                          ------------------        ------------------         ----------------     ---------------
Amortization of deferred
 compensation..........................       $   261                    $  328                   $   554                $  677
Percentage of revenues.................           2.1%                      1.2%     b                 1.9%                 1.3%
% change from year ago period..........        (20.4)%                    121.6%                    (18.2)%               312.8%
-----------------------------------------------------------------------------------------------------------------------------------

  In connection with the grant of stock options to employees prior to our initial public offering, we have recorded deferred compensation representing the difference between the exercise price and deemed fair market value of our common stock on the date these stock options were issued.

  The amortization of deferred compensation decreased $67,000 and $123,000 for the three and six months ended June 30, 2001 compared to the same periods in 2000 primarily due to employee turnover. We expect the amortization of deferred compensation to remain at approximately $260,000 per quarter through the third quarter of 2003, based on option grant activity through June 30, 2001.

Other Income, Net
-----------------

-----------------------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended        Three Months Ended         Six Months Ended     Six Months Ended
                                            June 30, 2001             June 30, 2000              June 30, 2001        June 30, 2000
                                          ------------------        ------------------         ----------------     ---------------
Other income, net......................        $1,704                    $1,777                    $3,466                $3,158
Percentage of revenues.................          13.9%                      6.5%                     12.1%                  6.1%
% change from year ago period..........           4.1%                     N/A                        9.8%                 N/A
-----------------------------------------------------------------------------------------------------------------------------------

  Other income, net, consists of interest income, net of interest expense. Interest income is expected to fluctuate over time. Other income, net, decreased $73,000 for the three months ended June 30, 2001 compared to the same period in 2000 primarily due to the decrease in interest rates in 2001. Other income, net, increased $308,000 for the six months ended June 30, 2001 compared to the same period in 2000 primarily due to the higher cash balances as a result of the proceeds from the secondary public offering in April 2000.

Provision for Income Taxes
--------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended        Three Months Ended         Six Months Ended     Six Months Ended
                                            June 30, 2001             June 30, 2000              June 30, 2001        June 30, 2000
                                          ------------------        ------------------         ----------------     ---------------
Provision for income taxes.............        $1,114                   $1,059                      $16                 $1,714
-----------------------------------------------------------------------------------------------------------------------------------

  We have $5.7 million in deferred tax assets as of June 30, 2001. The realization of the deferred tax assets is dependent on future profitability. If we do not generate net income in future periods, the $5.7 million will be written off. As a result of our tax structure and revised annual projections, we recorded $1.1 million of provision for income taxes for the three months ended June 30, 2001 to offset the $1.1 million benefit recorded for the three months ended March 31, 2001. For the six months ended June 30, 2001, we recorded $16,000 of provision for income taxes for minimum taxes.


Liquidity and Capital Resources
====================================================================================================================
                                                                              Six Months               Six Months
                                                                                 Ended                    Ended
                                                                              June 30, 2001            June 30, 2000
                                                                              -------------            -------------
Net cash provided by (used in) operating activities.......................     $  4,950                 $ (1,781)
Net cash provided by (used in) investing activities.......................       10,831                 $ (3,054)
Net cash provided by financing activities.................................        2,091                 $ 30,302
Cash, cash equivalents and short-term investments at the end of period....      125,234                 $121,279
Working capital at the end of period......................................      126,579                 $124,371
--------------------------------------------------------------------------------------------------------------------

  The increase in net cash provided by operating activities for the six months ended June 30, 2001 compared to the same period in 2000 was primarily due to the decrease in accounts receivable as a result of our aggressive collection efforts in the first half of 2001 as well as a decrease in inventory due to reduced purchasing activities. Net cash provided by investing activities for the six months ended June 30, 2001 consists primarily of proceeds from the sales and maturities of short-term investments. Net cash provided by financing activities for the six months ended June 30, 2001 consists of proceeds from issuance of common stock associated with stock option exercises and from share purchases through the employee stock purchase plan.

  As of June 30, 2001, we had $125.2 million in cash, cash equivalents and short-term investments and working capital of $126.6 million.

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

  Since the fourth quarter of 2000, our customers, primarily our PC motherboard and distribution manufacturers, were impacted by significantly lower PC demand. As a result, our revenues and earnings in the first half of 2001 were negatively affected. Because we expect PC demand to continue to be weak for the foreseeable term, we expect our revenues and earnings to continue to be negatively affected.

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

  Our sales are concentrated among a limited number of customers. If we were to lose one or more of these customers, or if one or more of these customers were to delay or reduce purchases of our products, our sales revenues may decrease. For the six months ended June 30, 2001, approximately 82% of our revenues were generated by three of our customers, with one customer representing 65% of revenues. These customers may in the future decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, because:

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

  Product sales in the connectivity industry have been characterized by continuing erosion of average selling prices. Price erosion experienced by any company can cause revenues and gross margins to decline. The average selling price of our products has decreased by approximately 73% from October 1995 to June 30, 2001 and approximately 5% from March 31, 2001 to June 30, 2001. The average selling price of our products may continue to decline in the future.

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


We have significant sales concentrated in Asia. Continued political and economic instability in Asia and difficulty in collecting accounts receivable may make it difficult for us to maintain or increase market demand for our products.

  Our sales to customers located in Asia accounted for 91% of our total revenues for the six months ended June 30, 2001. The predominance of our sales is in Asia, mostly in Taiwan and China, because our customers are primarily motherboard or modem manufacturers that are located there. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards, the main printed circuit board containing the central processing unit of a computer system, that they purchase from board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Due to the industry wide concentration of modem manufacturers in Asia, we believe that a high percentage of our future sales will continue to be concentrated with Asian customers. As a result, our future operating results could be uniquely affected by a variety of factors outside of our control, including:

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

  Our revenue depends on our ability to anticipate our customers' needs and develop products that address those needs. In particular, our success will depend on our ability to introduce new products for the wireless and broadband markets. Introduction of new products and product enhancements will require coordination of our efforts with those of our suppliers to rapidly achieve volume production. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our revenues may be reduced and our business may be harmed. We cannot assure you that product introductions will meet the anticipated release schedules.


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


We expect that our operating expenses will increase in the future and these increased expenses may diminish our ability to remain profitable.

  Although we have been profitable in recent years, we may not remain profitable on a quarterly or annual basis in the future. Although we intend to control expenses given the current PC market environment, in order to expand and develop our core business, we still anticipate that our expenses will increase over at least the next three years as we:

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

  Our success is heavily dependent upon our proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting our proprietary rights may not be adequate. We hold a total of 48 patents, a number of which cover technology that is considered essential for International Telecommunications Union standard communications solutions, and also have 23 additional patent applications pending or filed. These patents may never be issued. These patents, both issued and pending, may not provide sufficiently broad protection against third party infringement lawsuits or they may not prove enforceable in actions against alleged infringers.

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

In order for us to operate at a profitable level and continue to introduce and develop new products for emerging markets, we must attract and retain our executive officers and qualified technical, sales, support and other administrative personnel.

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

  Competition for personnel, especially engineers and marketing and sales personnel in Silicon Valley, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of June 30, 2001, we employed a total of 60 people in our engineering department, over half of whom have advanced degrees. In the past we have experienced difficulty in recruiting qualified engineering personnel, especially developers, on a timely basis. If we are not able to hire at the levels that we plan, our ability to continue to develop products and technologies responsive to our markets will be impaired.


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

  We design, market and sell application specific integrated circuits and outsource the manufacturing and assembly of the integrated circuits to third party fabricators. The majority of our products and related components are manufactured by three principal companies: Taiwan Semiconductor Manufacturing Corporation, Kawasaki/LSI, ADMTek and Silicon Labs. We expect to continue to rely upon these third parties for these services. Currently, the data access arrangement chips used in our soft modem products are provided by a sole source, Silicon Labs, on a purchase order basis, and we have only a limited guaranteed supply arrangement under a contract with our supplier.

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


Our financial position will be adversely affected if any of our goodwill is determined to be partially or entirely impaired.

  Under SFAS 142, goodwill will no longer be subject to amortization over its estimated useful life commencing January 1, 2002. Rather, goodwill will be subject to at least an annual assessment for impairment applying a fair-value based test. We are assessing and will continue to assess our goodwill for impairment. Should any of our goodwill be determined to be partially or entirely impaired, our operating results and financial condition would be adversely affected.


Our financial position will be adversely affected if any of our deferred tax assets are determined to be partially or entirely impaired.

  We have $5.7 million in deferred tax assets as of June 30, 2001. Should we fail to generate net income in future periods, the deferred tax assets will be partially or entirely impaired and our operating results and financial condition would be adversely affected.


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

  Further, we are in the process of developing next generation products and applications which improve and extend upon our host signal processing technology. If these products are not accepted in the markets when they are introduced, our revenues and profitability will be negatively affected. We only recently introduced our Solsis(TM) modem for the embedded market. We expect sales of this product to continue to increase and become visible in our product mix by the second half of 2001. However, if the market does not accept our product, or if PC demand remains weak, our revenues will be adversely affected.

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

PCTEL, Inc.


Item 3:   Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------------------

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

  We may be exposed to interest rate risks, as we may use additional financing to fund additional acquisitions and other capital expenditures. The interest rate that we may be able to obtain on financings will depend on market conditions at that time and may differ from the rates we have secured in the past.

PCTEL, Inc.

Part II.  Other Information
For the Three and Six Months Ended: June 30, 2001
-------------------------------------------------------------------------------

Item 1  Legal Proceedings:

        See Note 5 of Notes to the Consolidated Condensed Financial Statements.


Item 6  Exhibits and reports on Form 8-K

        (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

            Exhibit
            Number        Description
            -------       -----------
            10.22         (a)   Consulting Agreement with Martin Singer,
                                Non-Executive Chairman of the Board, signed
                                May 6, 2001
------------
(a)  Filed herewith.
(b)  Reports on Form 8-K: None.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PCTEL, Inc.
                                 A Delaware Corporation



August 13, 2001                  By:         /s/ Andrew Wahl
                                    -----------------------------------------
                                    Andrew Wahl
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)