Form 10-Q
period 2001-09-30
PC TEL INC
filed 2001-11-14
CIK 1057083

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

                For the quarterly period ended September 30, 2001

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

                      Yes [X]           No  [_]

As of October 31, 2001, there were 19,474,819 shares of the Registrant's Common Stock outstanding.

================================================================================

                                   PCTEL, Inc.

                                    Form 10-Q
                    For the Quarter Ended September 30, 2001

                                                                                          Page
                                                                                          ----
PART  I.      FINANCIAL INFORMATION

ITEM   1      Financial Statements

              Condensed Consolidated Balance Sheets
              as of September 30, 2001 (unaudited) and December 31, 2000                   3

              Condensed Consolidated Statements of Operations (unaudited)
              for the three and nine months ended September 30, 2001 and 2000              4

              Condensed Consolidated Statements of Cash Flows (unaudited)
              for the nine months ended September 30, 2001 and 2000                        5

              Notes to the Condensed Consolidated Financial Statements (unaudited)         6

ITEM   2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                                       16

ITEM   3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  30



PART II.      Other Information

ITEM   1      Legal Proceedings                                                           31

ITEM   6      Exhibits and Reports on Form 8-K                                            31

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                   PCTEL, Inc.

                      Condensed Consolidated Balance Sheets
                    (in thousands, except share information)


                                                                               September 30,              December 31,
                                                                                   2001                     2000
                                                                                (unaudited)
                                                                               -------------              ------------
                                                         ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                               $     42,112               $    25,397
       Short-term investments                                                        87,205                    92,983
       Accounts receivable, net                                                       3,182                    24,112
       Inventories, net                                                               4,880                    13,837
       Prepaid expenses and other assets                                              1,710                     4,369
       Deferred tax asset                                                               400                     3,322
                                                                               ------------               -----------
              Total current assets                                                  139,489                   164,020
PROPERTY AND EQUIPMENT, net                                                           3,212                     4,722
GOODWILL AND OTHER INTANGIBLE ASSETS, net                                             1,765                    21,662
DEFERRED TAX ASSET                                                                        -                     2,333
OTHER ASSETS                                                                            276                       219
                                                                               ------------               -----------
TOTAL ASSETS                                                                   $    144,742               $   192,956
                                                                               ============               ===========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                        $      3,093               $     9,142
       Accrued royalties                                                             11,805                    11,656
       Income taxes payable                                                           4,966                     3,417
       Accrued liabilities                                                           13,004                     8,894
                                                                               ------------               -----------
              Total current liabilities                                              32,868                    33,109
       Long term accrued liabilities                                                    201                         -
                                                                               ------------               -----------
              Total liabilities                                                      33,069                    33,109
                                                                               ------------               -----------

STOCKHOLDERS' EQUITY:
       Common stock, $0.001 par value, 50,000,000 shares authorized, 19,466,819 and 18,817,796 shares issued and outstanding at September 30, 2001 and
        December 31, 2000, respectively.                                                 19                        19
       Additional paid-in capital                                                   149,604                   146,461
       Deferred compensation                                                         (2,673)                   (2,894)
       Retained earnings (deficit)                                                  (36,129)                   15,987
       Accumulated other comprehensive income                                           852                       274
                                                                               ------------               -----------
              Total stockholders' equity                                            111,673                   159,847
                                                                               ------------               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    144,742               $   192,956
                                                                               ============               ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   PCTEL, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                   (Unaudited)


                                                                       Three Months Ended              Nine Months Ended
                                                                         September 30,                   September 30,
                                                                   ---------------------------    ----------------------------
                                                                          2001           2000            2001            2000
                                                                   ------------   ------------    ------------   -------------

REVENUES                                                           $     4,738    $    28,885     $    33,444     $    80,529
COST OF REVENUES                                                         5,070         15,314          25,302          42,678
INVENTORY VALUATION CHARGES (SEE NOTE 4)                                11,288              -          11,288               -
                                                                   ------------   ------------    ------------   -------------
GROSS MARGIN                                                           (11,620)        13,571          (3,146)         37,851
                                                                   ------------   ------------    ------------   -------------
OPERATING EXPENSES:

      Research and development                                           2,824          3,900           9,102          11,609
      Sales and marketing                                                2,322          3,660           9,011          10,385
      General and administrative                                         3,665          2,191           8,746           5,669
      Acquired in-process research and development                           -              -               -           1,600
      Amortization of goodwill and other intangible assets               1,027            811           2,922           1,827
      Impairment of goodwill and intangible assets                      15,550              -          15,550               -
      Restructuring charges                                                274              -           2,381               -
      Amortization of deferred compensation                                289            320             843             997
                                                                   ------------   ------------    ------------   -------------
           Total operating expenses                                     25,951         10,882          48,555          32,087
                                                                   ------------   ------------    ------------   -------------
INCOME (LOSS) FROM OPERATIONS                                          (37,571)         2,689         (51,701)          5,764
OTHER INCOME, NET:

      Other income, net                                                  1,409          2,008           4,875           5,166
                                                                   ------------   ------------    ------------   -------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                        (36,162)         4,697         (46,826)         10,930
PROVISION FOR INCOME TAXES                                               5,274          1,319           5,290           3,033
                                                                   ------------   ------------    ------------   -------------
NET INCOME (LOSS)                                                  $   (41,436)   $     3,378     $   (52,116)    $     7,897
                                                                   ============   ============    ============   =============

Basic earnings (loss) per share                                    $     (2.13)   $      0.18     $     (2.73)    $      0.45
Shares used in computing basic earnings (loss) per share                19,414         18,441          19,100          17,745

Diluted earnings (loss) per share                                  $     (2.13)   $      0.16     $     (2.73)    $      0.38
Shares used in computing diluted earnings (loss) per share              19,414         20,561          19,100          20,638


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   PCTEL, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                  2001                   2000
                                                                         -------------------------------------
                                                                                      (unaudited)
Cash Flows from Operating Activities:
   Net income (loss)                                                     $     (52,116)       $         7,897
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Acquired in-process research and development                                -                  1,600
         Depreciation and amortization                                           6,102                  4,610
         Goodwill impairment                                                    15,550                      -
         Loss on disposal of property and equipment                                522                      -
         Provision for allowance for doubtful accounts                           1,100                    902
         Provision for excess and obsolete inventories                           2,960                    276
         Decrease in deferred tax asset                                          5,255                      -
         Amortization of deferred compensation                                     843                    997
   Changes in operating assets and liabilities, net of acquisitions:
         (Increase) decrease in accounts receivable                             19,765                (11,940)
         (Increase) decrease in inventories                                      5,938                 (3,305)
         Decrease in prepaid expenses and other assets                           2,594                    533
         Increase (decrease) in accounts payable                                (6,048)                   492
         Increase in accrued royalties                                             149                  2,959
         Increase in income taxes payable                                        1,548                    960
         Increase in accrued liabilities                                         4,090                  1,429
         Increase in long term accrued liabilities                                 201                      -
                                                                         -------------------------------------

Net Cash Provided by Operating Activities                                        8,453                  7,410
                                                                         -------------------------------------

Cash Flows from Investing Activities:

   Capital expenditures for property and equipment                                (597)                (2,563)
   Proceeds from disposal of property and equipment                                 13                      -
   Proceeds from sales and maturities of available-for-sale investments         71,935                 56,052
   Purchase of available-for-sale investments                                  (65,578)               (57,639)
   Purchase of business, net of cash acquired                                      (32)                (3,648)
                                                                         -------------------------------------

Net Cash Provided by (Used in) Investing Activities                              5,741                 (7,798)
                                                                         -------------------------------------

Cash Flows from Financing Activities:

   Proceeds from issuance of common stock                                        2,521                 33,181
   Cost incurred related to issuance of common stock                                 -                 (1,010)
                                                                         -------------------------------------

Net Cash Provided by Financing Activities                                        2,521                 32,171
                                                                         -------------------------------------

Net increase in cash and cash equivalents                                       16,715                 31,783

Cash and cash equivalents, beginning of period                                  25,397                 44,705
                                                                         -------------------------------------

Cash and cash equivalents, end of period                                 $      42,112        $        76,488
                                                                         =====================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

PCTEL, Inc.

Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended: September 30, 2001
(Unaudited)
================================================================================

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

     The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2001.

2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations of the Company

     We were originally incorporated in California in February 1994. In July 1998, we reincorporated in Delaware and this reincorporation has been reflected retroactively in the accompanying condensed consolidated financial statements.

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

Consolidation and Foreign Currency Translation

     We use the United States dollar for our financial statements, even for our subsidiaries in foreign countries. All gains and losses resulting from transactions originally in foreign currencies and then translated into US dollars are included in net income. As of September 30, 2001, we had subsidiaries in the Cayman Islands, Japan and Taiwan. These consolidated financial statements include the accounts of PCTEL and our subsidiaries after eliminating intercompany accounts and transactions.

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

                                       As of September 30, 2001, short-term
                                       investments consisted of high-grade
                                       corporate securities with maturity dates of approximately five months to two years.

                                       These investments are recorded at market price and any unrealized holding gains and losses (based on the difference between market price and book value) are reflected as other comprehensive income/loss in the stockholders' equity section of the balance sheet. We have accumulated an $852,000 unrealized holding gain as of September 30, 2001. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income and have not been significant to date. Interest and dividends of all securities are included in interest income.

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

Inventories

     Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of September 30, 2001 and December 31, 2000 were composed of finished goods only. Based on our current estimated requirements, it was determined that there was excess inventory and those excess amounts were fully reserved as of September 30, 2001 and December 31, 2000. Due to competitive pressures and technological innovation, it is possible that these estimates could change in the near term.

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

Revenue Recognition

     Revenues consist primarily of sales of products to original equipment manufacturers ("OEMs") and distributors. Revenues from sales to OEMs are recognized upon shipment. We provide for estimated sales return and price rebate allowances related to sales to OEMs at the time of shipment. As of September 30, 2001 and December 31, 2000, $3.5 million and $6.8 million of returns and price rebate allowances were netted against accounts receivable in the accompanying condensed consolidated balance sheets. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to end-users. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 60 days after shipment.

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

Income Taxes

     We provide for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future year of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets which are not likely to be realized. As of September 30, 2001, we have deferred tax assets, net of valuation allowances, of $400,000.

Earnings Per Share

     We compute earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of preferred stock using the "if converted" method and stock options and warrants using the treasury stock method. Preferred stock, common stock options and warrants are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants excluded from the calculations of diluted net loss per share were 200,000 and 353,000 for the three and nine months ended September 30, 2001, respectively.

     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earning per share for the three and nine months ended September 30, 2001 and 2000, respectively (in thousands, except per share data):

                                                                     Three Months Ended            Nine Months Ended
                                                                        September 30,                September 30,
                                                                 ----------------------------  --------------------------
                                                                        2001          2000           2001         2000
                                                                 -----------    ----------     ----------  -----------
                                                                         (Unaudited)                  (Unaudited)
Net income (loss)                                                $  (41,436)   $     3,378     $  (52,116)   $    7,897
                                                                 ==========    ===========     ==========    ==========

Basic earnings (loss) per share:
     Weighted average common shares outstanding                      19,414         18,441         19,100        17,745
                                                                 ----------    -----------     ----------    ----------

Basic earnings (loss) per share                                  $    (2.13)   $      0.18     $    (2.73)   $     0.45
                                                                 ==========    ===========     ==========    ==========

Diluted earnings (loss) per share:
     Weighted average common shares outstanding                      19,414         18,441         19,100        17,745
     Weighted average common stock option grants and
     outstanding warrants                                                 -          2,120              -         2,893
                                                                 ----------    -----------     ----------    ----------
     Weighted average common shares and common stock
     equivalents outstanding                                         19,414         20,561         19,100        20,638
                                                                 ----------    -----------     ----------    ----------

Diluted earnings (loss) per share                                $    (2.13)   $      0.16     $    (2.73)   $     0.38
                                                                 ==========    ===========     ==========    ==========

Industry Segment, Customer and Geographic Information

     We are organized based upon the nature of the products we offer. Under this organizational structure, we operate in one segment, that segment being software-based modems using host signal processing technology. We market our products worldwide through our sales personnel, independent sales representatives and distributors.

     Our sales to customers outside of the United States, as a percent of total revenues, are as follows:

                                                 Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                               -----------------------    ----------------------
                                                 2001           2000        2001          2000
                                                ------         ------      ------        ------
                                                    (Unaudited)                (Unaudited)
     Taiwan                                       72%             50%          29%          53%
     China (Hong Kong)                            14              32           60           35
     Rest of Asia                                  7               4            3            4
     Europe                                        2               -            6            -
                                               -----           -----        -----       ------

                                                  95%             86%          98%          92%
                                               =====           =====        =====       ======

     Sales to our major customers representing greater than 10% of revenues are as follows:

                                                 Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                               -----------------------    ----------------------
     Customer                                   2001         2000          2001         2000
     --------                                   ----         ----          ----         ----
                                                   (Unaudited)                (Unaudited)
     A                                            2%          16%            5%          15%
     B                                           11%          32%           57%          32%
     C                                           48%           8%           16%          13%
     D                                           11%           6%            3%           8%

     Our customers are concentrated in the motherboard manufacturer industry and modem board manufacturer industry segment and in certain geographic locations. We actively market and sell products in Asia. We perform ongoing evaluations of our customers' financial condition and generally require no collateral. As of September 30, 2001, approximately 87% of gross accounts receivable were concentrated with four customers. As of December 31, 2000, approximately 64% of gross accounts receivable were concentrated with four customers.

Comprehensive Income

     The following table provides the calculation of other comprehensive income for the three and nine months ended September 30, 2001 and 2000 (in thousands):

                                                                     Three Months Ended            Nine Months Ended
                                                                        September 30,                September 30,
                                                                 --------------------------    --------------------------
                                                                       2001          2000            2001          2000
                                                                 ----------    ----------      ----------    ----------
                                                                         (Unaudited)                  (Unaudited)
Net income (loss)                                                $  (41,436)   $     3,378     $  (52,116)   $    7,897
                                                                 ==========    ===========     ==========    ==========

Other comprehensive income:
     Unrealized gains on available-for-sale securities                  319            148            578            38
                                                                 ----------    -----------     ----------    ----------

Comprehensive income (loss)                                      $  (41,117)   $     3,526     $  (51,538)   $    7,935
                                                                 ==========    ===========     ==========    ==========

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". In June 2000, the SEC deferred the adoption date for SAB No. 101 until our fourth quarter ended December 31, 2000. SAB No. 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB No. 101 in the fourth quarter ended December 31, 2000 and this adoption did not have a material effect on our financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are subject to at least an annual assessment for impairment applying a fair-value based test. Effective January 1, 2002, existing goodwill will no longer be amortized. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Upon adoption of SFAS No. 142 on January 1, 2002, we will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $0.4 million, based on anticipated amortization for 2002. Amortization of goodwill for the nine months ended September 30, 2001 was $4.2 million. Due to the recent economic downturn, we determined that the remaining goodwill and intangibles from the Voyager and CSD acquisitions have been impaired. As such, a one-time charge of goodwill and intangibles impairment of $15.6 million was recorded in the third quarter of 2001. See Note 5 for further discussions.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. The Statement will be effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 will not have a material impact on our financial position or results of operations.

Risks and Uncertainties

     For the nine months ended September 30, 2001 and the years ended December 31, 2000 and 1999, we purchased integrated circuits from a limited number of vendors. If these vendors are unable to provide integrated circuits in a timely manner and we are unable to find alternative vendors, our business, operating results and financial condition could be adversely affected.

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

3.   ACQUISITIONS

BlueCom Technology Corp.

     On December 14, 2000, we completed the acquisition of BlueCom Technology Corp. ("BlueCom"), one of Taiwan's industry leaders in the innovation, development and marketing of MMX Signal Processing (MSP) technology. Under the terms of the Agreement and Plan of Reorganization (the "Merger Agreement"), the former shareholders of BlueCom received 11,245 shares of our common stock and $1,557,770 of cash in exchange for all shares of BlueCom common stock.

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

Voyager Technologies, Inc.

     On February 24, 2000, we completed the acquisition of Voyager Technologies, Inc. ("Voyager"), a provider of personal connectivity and Internet access technology. Under the terms of the Agreement and Plan of Reorganization (the "Merger Agreement"), the former shareholders of Voyager received 237,272 shares of our common stock and $2,065,331 of cash in exchange for all shares of Voyager common stock. In addition, 645,157 vested and unvested options to purchase shares of Voyager common stock were converted into 49,056 options to purchase our common stock at the exchange ratio of 0.07604. Included in the 237,272 shares are 82,419 restricted shares of common stock issued to a Voyager shareholder. These shares are not subject to forfeiture under any circumstances and, thus, were considered in the determination of the purchase price at the date of acquisition.

     The acquisition was structured as a tax-free reorganization and was accounted for under the purchase method of accounting. Under this method, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price. In this circumstance, the difference was $17.8 million. We attributed $1.6 million of the excess purchase price to in-process research and development, which we expensed immediately, and the balance of $16.2 million was attributed to intellectual property ($0.5 million), workforce ($0.3 million) and goodwill ($15.4 million). In the quarter ended September 30, 2001, we performed an assessment of the carrying value of these long-lived assets and, as a result, recorded a charge of $11.1 million to reduce the carrying value to zero. See Note 5 for additional information.

     In addition to the 237,272 shares of our common stock issued to the shareholders of Voyager, 30,415 additional shares of common stock were held in an escrow account pending resolution of an outstanding claim. These shares had been treated as contingent consideration and were not initially recognized as purchase price due to the uncertainty of how the claim would be resolved. In May 2000, the outstanding claim was settled for $1.5 million which resulted in the return of the stock held in escrow to us. No amount was initially recorded for the now-unissued stock while in escrow; however, the $1.5 million outstanding claim settlement was recognized as additional purchase price in the quarter ended September 30, 2000.

     The pro forma data has not been disclosed as the amounts are not material.

4.   INVENTORY VALUATION CHARGES

     Due to the changing market conditions, recent economic downturn and technological innovation, inventory valuation charges of $11.3 million were recognized against operations in the third quarter of 2001. Of the $11.3 million, $8.6 million related to firm purchase order commitments with our major suppliers and the remaining $2.7 million related to excess and obsolete inventory on hand. As of September 30, 2001, the allowance for inventory excess and obsolescence was $5.5 million.

5.   IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

     On December 22, 1998, we acquired substantially all of the assets and assumed certain of the liabilities of Communications Systems Division ("CSD"), a division of General DataComm, Inc., for a total purchase price of approximately $17 million. Of the excess purchase price of $16.8 million, we attributed $10.7 million as goodwill and other intangible assets.

     On February 24, 2000, we completed the acquisition of Voyager Technologies, Inc. ("Voyager"), a provider of personal connectivity and Internet access technology, for a total purchase price of approximately $18.6 million. Of the excess purchase price of $17.8 million, we attributed $16.2 million as goodwill and other intangible assets.

     In the quarter ended September 30, 2001, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we evaluated the recoverability of the long-lived assets, including intangibles, acquired from CSD and Voyager and recorded impairment charges totalling $15.6 million. Due to the recent economic downturn, we determined that CSD's estimated future undiscounted cash flows were below the carrying value of CSD's long-lived assets. Accordingly, during the third quarter of 2001, we adjusted the carrying value of CSD's long-lived assets, primarily goodwill, to their estimated fair value of approximately $0.4 million, resulting in an impairment charge of approximately $4.5 million. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved. In regards to the goodwill and intangible assets acquired from Voyager, as a result of the recent corporate restructuring and reorganization, we determined that there are no future cash flows expected from this business. Accordingly, during the third quarter of 2001, we wrote off the carrying value of Voyager's long-lived assets, primarily goodwill, resulting in an impairment charge of approximately $11.1 million.

6.   RESTRUCTURING CHARGES

     On February 8, 2001, we announced a series of actions to streamline support for our voiceband business and sharpen our focus on emerging growth sectors. These measures were part of a restructuring program to return the company to profitability and operational effectiveness and included a reduction in worldwide headcount of 7 research and development employees, 9 sales and marketing employees and 6 general and administrative employees, a hiring freeze and cost containment programs. On May 1, 2001, we announced a new business structure that provide for greater focus for our activities with a significantly reduced workforce. 13 research and development employees, 13 sales and marketing employees and 15 general and administrative employees were eliminated as part of this reorganization. The restructuring resulted in $274,000 and $2.4 million of charges for the three and nine months ended September 30, 2001, consisting of severance and employment related costs and costs related to closure of excess facilities as a result of the reduction in force. The following analysis sets forth the significant components of this charge:

                                                 Accrual                                             Accrual
                                                Balance at                                         Balance at
                                                 June 30,       Restructuring                       September
                                                  2001             Charges          Payments        30, 2001
                                             ---------------   ---------------   --------------  --------------
                                                                          (unaudited)
Severance and employment related costs       $           180              274    $          342  $          112
Costs for closure of excess facilities                   805                -               121             684
                                             ---------------   --------------    --------------  --------------
                                             $           985              274    $          463  $          796
                                             ===============   ==============    ==============  ==============

Amount included in accrued liabilities                                                           $          796
                                                                                                 ==============

     Total severance and employment related costs of $1.5 million consisted of termination compensation and related benefits. Total costs for closure of excess facilities of $885,000 consisted of future minimum lease payments and related costs on the excess and unused facilities as a result of our down sizing. We are in the process of locating a tenant to sublease the excess facilities for the remainder of the lease term. As of September 30, 2001, approximately $1.4 million of termination compensation and related benefits had been paid to terminated employees. The remaining accrual balance of $112,000 will be paid on various dates extending through February 2002. As of September 30, 2001, approximately $201,000 of lease payments and related costs had been paid to the ord for the excess facilities. The remaining accrual balance of $684,000 will be paid monthly through February 2003.

7.   DEFERRED TAX ASSETS

     During the third quarter of 2001, we recorded $5.3 million of provision for income taxes to establish valuation allowances against deferred tax assets in accordance with provisions of FASB No. 109, "Accounting for Income taxes" as a result of uncertainties regarding realizability. After the establishment of the valution allowances, we have $400,000 in net deferred tax assets as of September 30, 2001.

8.   CONTINGENCIES

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

     As of September 30, 2001 and December 31, 2000, we had accrued royalties of approximately $11.8 million and $11.7 million, respectively. Of these amounts, approximately $0.3 million and $1.2 million represent amounts accrued based upon signed royalty agreements as of September 30, 2001 and December 31, 2000, respectively. The remainder of accrued royalties represents management's estimate within a range of possible settlement losses as of each date presented. While management is unable to estimate the maximum amount of the range of possible settlement losses, it is possible that actual losses could exceed the amounts accrued as of each date presented.

PCTEL, Inc. v. Brent Townshend (U.S. District Court)

     On May 21, 2001, we filed a complaint against Brent Townshend ("Townshend") in the U.S. District Court for the Northern District of California, contending that Townshend's International Telecommunications Union (ITU)-related patents are invalid, void, unenforceable and/or not infringed. Our complaint also contends that Townshend's patents are already licensed to us.

     On September 27, 2001, Townshend answered and filed a motion to dismiss the complaint. Townshend also asserted counter-claims for patent infringement against us. We filed our opposition to Townshend's motion to dismiss on October 11, 2001 and Townshend replied to our opposition on October 18, 2001. The hearing on the motion to dismiss is set for November 29, 2001.

     Due to the nature of litigation generally, we cannot ascertain the outcome of the final resolution of the lawsuit, the availability of injunctive relief or other equitable remedies, or estimate the total expenses, possible damages or settlement value, if any, that we may ultimately incur in connection with this lawsuit. This litigation could be time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigation. We are vigorously contesting, and intend to continue to vigorously contest Townshend's counter-claims and believe we have valid defenses. We are vigorously litigating, and will continue to litigate our claims against Townshend. We have accrued amounts we believe are adequate to cover the estimated royalty payments to settle with Townshend. However, the amounts accrued may be inadequate if royalty payments are settled at a higher rate than expected or if the case goes to trial which could result in significant legal fees. These potential legal fees and diversion of efforts of management could have a material adverse effect on our financial position or results of operations.

PCTEL, Inc. v. Brent Townshend (California Superior Court)

     On September 6, 2001, on behalf of ourselves and the general public, we filed a complaint against Townshend and others (DOES 1-10) in the California Superior Court for unfair competition in the marketplace under California Business & Professions Code ss.17200. Townshend filed a motion to stay on October 22, 2001 and we filed our opposition to the motion to stay on November 9, 2001. The hearing on the motion to stay is set for November 20, 2001.

     Due to the nature of litigation generally, we cannot ascertain the outcome of the final resolution of this lawsuit. This litigation could be time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigation. We are vigorously litigating, and intend to continue to vigorously litigate, our claims against Townshend. We have accrued amounts we believe are adequate to cover the estimated royalty payments to settle with Townshend. However, the amounts accrued may be inadequate if royalty payments are settled at a higher rate than expected or if the case goes to trial which could result in significant legal fees. These potential legal fees and diversion of efforts of management could have a material adverse effect on our financial position or results of operations.

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

     The judge ordered that discovery proceed only on the issue of whether we license our patents on a reasonable and non-discriminatory basis. This initial discovery period is currently scheduled to end on January 25, 2002. During this period of time, the parties will disclose experts and exchange expert reports on the above issue. A further case management conference is scheduled to be held on February 15, 2002.

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

     Due to the nature of litigation generally, we cannot ascertain the outcome of the final resolution of the lawsuit, the availability of injunctive relief or other equitable remedies, or estimate the total expenses, possible damages or settlement value, if any, that we may ultimately incur in connection with ESS's lawsuit. To date we have incurred significant legal fees related to the ESS litigation. This litigation could be more time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigation. However, we believe that we have valid defenses to this litigation, including the fact that other companies license these International Telecommunications Union-related patents from us on the same terms that are being challenged by ESS. In addition, an unfavorable outcome from this litigation may have a material adverse effect on our financial position or results of operations as we have not accrued any amounts in the financial statements related to this claim. We are vigorously contesting, and intend to continue to vigorously contest, all of ESS's claims. We are vigorously litigating, and intend to continue to vigorously litigate our claims against ESS.

In the Matter of Certain HSP Modems, Software and Hardware Components Thereof, and Products Containing the Same.

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

     We entered into a settlement agreement with Smart Link on May 17, 2001. On May 30, 2001, Smart Link and PCTEL jointly filed a motion for termination with respect to Smart Link on the basis of the settlement agreement. The judge granted the motion for termination with respect to Smart Link by an initial determination dated June 12, 2001, and the Commission has determined not to review the judge's initial determination by a notice dated June 28, 2001.

     The hearing in this investigation took place before the judge from July 17, 2001 to July 27, 2001. On October 18, 2001, the Administrative Law Judge ("ALJ") issued an initial determination, which found that ESS infringes one of our key patents. By order of the ALJ, the ITC investigation is to be completed by January 18, 2002.

     Due to the nature of litigation generally, we cannot ascertain the outcome of the final resolution of this lawsuit. To date we have incurred significant legal fees related to the ESS litigation. We could incur additional legal fees should ESS appeal the case in the future. This litigation could be more time consuming and costly, and we will not necessarily prevail given the inherent uncertainties of litigation. We are vigorously litigating, and intend to continue to vigorously litigate, our claims against ESS.

     We are subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on our financial position, liquidity or results of operations.

9.   AMORTIZATION OF DEFERRED COMPENSATION

     For the three and nine months ended September 30, 2001 and 2000, amortization of deferred compensation (in thousands) relates to the following functional categories:

                                           Three Months Ended               Nine Months Ended
                                              September 30,                   September 30,
                                    -----------------------------    ------------------------------
                                        2001             2000            2001              2000
                                    ------------     ------------    -------------     ------------
Research and development            $      20        $      70       $       85        $      222
Sales and marketing                        29               73              167               229
General and administrative                240              177              591               546
                                    ------------     ------------    -------------     ------------
                                    $     289        $     320       $      843        $      997
                                    ============     ============    =============     ============

10.   SUBSEQUENT EVENT

     On October 17, 2001, William F. Roach resigned from the positions of President and Chief Executive Officer but will remain as a consultant. On that same day, Martin H. Singer, our Chairman of the Board, was appointed as President and Chief Executive Officer and in replacement for Mr. Roach.

PCTEL, Inc.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

     The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2001. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements under the Risk Factors, as well as those statements regarding the ESS, Smart Link and Townshend litigation, the statements regarding increased amortization of deferred compensation under "Amortization of Deferred Compensation", and the statements regarding the available cash resources to meet our working capital requirements under "Liquidity and Capital Resources". These forward-looking statements include, among others, those statements including the words "believes", "anticipates", "estimates", "expects", "may", "will", "plans", seeks", intends", and words of similar import. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC.

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

     From our inception in February 1994 through the end of 1995, we were a development stage company primarily engaged in product development, product testing and the establishment of strategic relationships with customers and suppliers. From December 31, 1995 to December 31, 2000, our total headcount increased from 18 to 198. We first recognized revenue on product sales in the fourth quarter of 1995, and became profitable in 1996, our first full year of product shipments. Revenues increased from $24.0 million in 1997 to $33.0 million in 1998, $76.3 million in 1999 and $97.2 million in 2000. Revenues for the three and nine months ended September 30, 2001 were $4.7 million and $33.4 million, respectively.

     On February 8, 2001, we announced a series of actions to streamline support for our voiceband business and sharpen our focus on emerging growth sectors. These measures were part of a restructuring program to return the company to profitability and operational effectiveness and included a reduction in worldwide headcount of 7 research and development employees, 9 sales and marketing employees and 6 general and administrative employees, a hiring freeze and cost containment programs. The restructuring resulted in $524,000 of charges consisting of severance and employment related costs for the nine months ended September 30, 2001.

     On May 1, 2001, we announced a new business structure that to provide greater focus for our activities with a significantly reduced workforce. 13 research and development employees, 13 sales and marketing employees and 15 general and administrative employees were eliminated as a part of this reorganization. The restructuring resulted in $1.9 million of charges for the nine months ended September 30, 2001, consisting of severance and employment related costs and costs related to closure of excess facilities as a result of the reduction in force.

     We sell soft modems to manufacturers and distributors principally in Asia through our sales personnel, independent sales representatives and distributors. Our sales to manufacturers and distributors in Asia were 91%, 99% and 76% of our total sales for the years ended 2000, 1999 and 1998, respectively, and 92% and 92% for the nine months ended September 30, 2001 and 2000, respectively. The predominance of our sales is in Asia because our customers are primarily motherboard and modem manufacturers, and the majority of these manufacturers are located in Asia. One customer represented 57% of revenue for the nine months ended September 30, 2001. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards that they purchase from the board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Industry statistics indicate that approximately two-thirds of modems manufactured in Asia are sold in North America.

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

Results of Operations

Three and nine months ended September 30, 2001 and 2000
(All amounts in tables, other than percentages, are in thousands)

Revenues

-----------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                    2001               2000               2001               2000
                                               -------------       -------------      -------------      --------------
 Revenues ...................................    $  4,738           $  28,885          $  33,444          $  80,529
 % change from year ago period ..............         (83.6)%            43.1%              (58.5)%            51.3%
 ----------------------------------------------------------------------------------------------------------------------

     Our revenues primarily consist of product sales of soft modems to board manufacturers and distributors in Asia. Revenues decreased $24.1 million for the three months ended September 30, 2001 compared to the same period in 2000. Revenues for the nine months ended September 30, 2001 decreased $47.1 million compared to the same period in 2000. The revenue decrease was primarily attributable to an abnormally poor PC market due to poor economic conditions. Additionally, the decrease in sales revenues was due to downward pressure on average selling prices commonly seen in the industry.

Gross Margin

 ----------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                    2001               2000               2001               2000
                                               -------------       -------------      -------------      --------------
 Gross margin ...............................    $   (11,620)       $  13,571          $    (3,146)       $  37,851
 Percentage of revenues .....................        (245.2)%            47.0%               (9.4)%            47.0%
 % change from year ago period ..............        (185.6)%            39.2%             (108.3)%            46.7%
 ----------------------------------------------------------------------------------------------------------------------

     Cost of revenues consists primarily of chipsets we purchase from third party manufacturers and also includes amortization of intangibles related to the Communications Systems Division ("CSD") acquisition, accrued intellectual property royalties, cost of operations, provision for inventory obsolescence and distribution costs.

     Gross margin decreased $25.2 million for the three months ended September 30, 2001 compared to the same period last year mainly due to decreased sales revenues and the inventory valuation charges of $11.3 million. Gross margin as a percentage of revenue decreased from 47.0% for the three months ended September 30, 2000 to (245.2)% for the three months ended September 30, 2001 because of the inventory valuation charges and average selling prices decreased faster than the rate of cost reduction and the fixed portion of our costs as a percentage of revenue increased due to the decrease of revenues.

     Gross margin decreased $41.0 million for the nine months ended September 30, 2001 over the same period in 2000 and as a percentage of revenue from 47.0% to (9.4)% for the same reasons as above.

Research and Development
-----------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                    2001               2000               2001               2000
                                                    ----               ----               ----               ----
 Research and development ...................    $  2,824           $  3,900           $  9,102           $  11,609
 Percentage of revenues .....................        59.6%              13.5%              27.2%              14.4%
 % change from year ago period ..............       (27.6)%             42.8%             (21.6)%             62.3%
-----------------------------------------------------------------------------------------------------------------------

     Research and development expenses include compensation costs for software and hardware development, prototyping, certification and pre-production costs. We expense all research and development costs as incurred.

     Research and development expenses decreased $1.1 million for the three months ended September 30, 2001 compared to the same period in 2000 as a result of the completed projects and redeployment of existing personnel to new projects and reduction of headcount from the reductions in force through September 2001. As a percentage of revenues, research and development increased for the three months ended September 30, 2001 because of lower revenues in 2001. Research and development headcount decreased from 73 to 53 from September 30, 2000 to September 30, 2001.

     Research and development expenses decreased $2.5 million but increased as a percentage of revenues for the nine months ended September 30, 2001 compared to the same period in 2000 for the same reasons as above.

Sales and Marketing
-----------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                    2001               2000               2001               2000
                                                    ----               ----               ----               ----
 Sales and marketing ........................    $  2,322           $  3,660           $  9,011          $  10,385
 Percentage of revenues .....................        49.0%              12.7%              26.9%              12.9%
 % change from year ago period ..............       (36.6)%             40.3%             (13.2)%             37.5%
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

     Sales and marketing expenses decreased $1.3 million but increased as a percentage of revenues for the three months ended September 30, 2001 compared to the same period in 2000. The decrease in spending reflects the reduction of sales and marketing personnel as a result of lower revenues and the reduction in force through September 2001. Sales and marketing headcount decreased from 65 to 41 from September 30, 2000 to September 30, 2001.

     Sales and marketing expenses decreased $1.4 million but increased as a percentage of revenues for the nine months ended September 30, 2000 compared to the same period in 2000 for the same reasons as above.

General and Administrative
------------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                    2001               2000               2001               2000
                                                    ----               ----               ----               ----
 General and administrative .................    $  3,665           $  2,191           $  8,746           $  5,669
 Percentage of revenues .....................        77.4%               7.6%              26.2%               7.0%
 % change from year ago period ..............        67.3%              39.4%              54.3%              56.0%
------------------------------------------------------------------------------------------------------------------------

     General and administrative expenses include costs associated with our general management and finance functions as well as professional service charges, such as legal, tax and accounting fees. Other general and administrative expenses include rent, insurance, utilities, travel and other operating expenses to the extent not otherwise allocated to other functions.

     General and administrative expenses increased $1.5 million for the three months ended September 30, 2001 compared to the same period in 2000 and $3.1 million for the nine months ended September 30, 2001 compared to the same period in 2000. The increase was primarily due to the increased legal costs associated with the patent infringement litigation against Smart Link and ESS.

Acquired In-Process Research and Development
------------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                    2001               2000               2001               2000
                                                    ----               ----               ----               ----
 Acquired in-process research and development..  $     --           $     --           $     --           $  1,600
 Percentage of revenues .......................        --%                --%                --%               2.0%
------------------------------------------------------------------------------------------------------------------------

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

Impairment of Goodwill and Intangible Assets
------------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                    2001               2000               2001               2000
                                                    ----               ----               ----               ----
Impairment of Goodwill and Intangible Assets..    $  15,550          $     --           $  15,550          $     --
Percentage of revenues .......................        328.2%               --%               46.5%               --%
------------------------------------------------------------------------------------------------------------------------

     In the quarter ended September 30, 2001, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we evaluated the recoverability of the long-lived assets, including intangibles, acquired from CSD and Voyager and recorded impairment charges totalling $15.6 million. Due to the recent economic downturn, we determined that CSD's estimated future undiscounted cash flows were below the carrying value of CSD's long-lived assets. Accordingly, during the third quarter of 2001, we adjusted the carrying value of CSD's long-lived assets, primarily goodwill, to their estimated fair value of approximately $0.4 million, resulting in an impairment charge of approximately $4.5 million. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved. In regards to the goodwill and intangible assets acquired from Voyager, as a result of the recent corporate restructuring and reorganization, we determined that there are no future cash flows expected from this business. Accordingly, during the third quarter of 2001, we wrote off the carrying value of Voyager's long-lived assets, primarily goodwill, resulting in an impairment charge of approximately $11.1 million. These combined actions accounted for a total of $15.6 million in write-off of goodwill and intangible assets for the three and nine months ended September 30, 2001.

Restructuring Charges
-----------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                    2001               2000               2001               2000
                                                    ----               ----               ----               ----
 Restructuring charges ......................    $  274             $     --           $  2,381           $     --
 Percentage of revenues .....................       5.8%                  --%               7.1%                --%
-----------------------------------------------------------------------------------------------------------------------

     On February 8, 2001, we announced a series of actions to streamline support for our voiceband business and sharpen our focus on emerging growth sectors. These measures were part of a restructuring program to return the company to profitability and operational effectiveness and included a reduction in worldwide headcount of 7 research and development employees, 9 sales and marketing employees and 6 general and administrative employees, a hiring freeze and cost containment programs. On May 1, 2001, we announced a new business structure that to provide greater focus for our activities with a significantly reduced workforce. 13 research and development employees, 13 sales and marketing employees and 15 general and administrative employees were eliminated as part of this reorganization. The restructuring resulted in $274,000 and $2.4 million of charges for the three and nine months ended September 30, 2001, consisting of severance and employment related costs and costs related to closure of excess facilities as a result of the reduction in force.

Amortization of Deferred Compensation
-----------------------------------------------------------------------------------------------------------------------
                                                Three Months       Three Months        Nine Months        Nine Months
                                                   Ended               Ended              Ended              Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                    2001               2000               2001               2000
                                                    ----               ----               ----               ----
 Amortization of deferred compensation ......    $   289            $   320            $   843            $   997
 Percentage of revenues .....................        6.1%               1.1%               2.5%               1.2%
 % change from year ago period ..............       (9.7)%             11.5%             (15.4)%            121.1%
------------------------------------------------------------------------------------------------------------------------

     In connection with the grant of stock options to employees prior to our initial public offering, we have recorded deferred compensation representing the difference between the exercise price and deemed fair market value of our common stock on the date these stock options were issued. Deferred compensation was also recorded for the restricted stock granted to key employees in the third quarter of 2001.

     The amortization of deferred compensation decreased $31,000 and $154,000 for the three and nine months ended September 30, 2001 compared to the same periods in 2000 primarily due to employee turnover. We expect the amortization of deferred compensation to increase to approximately $345,000 per quarter through the third quarter of 2003, based on restricted stock grants through September 30, 2001.

Other Income, Net
-----------------------------------------------------------------------------------------------------------
                                              Three Months   Three Months     Nine Months     Nine Months
                                                 Ended           Ended           Ended           Ended
                                             September 30,   September 30,   September 30,   September 30,
                                                  2001           2000            2001            2000
                                            --------------- --------------- --------------- ---------------
Other income, net ........................     $  1,409       $  2,008        $  4,875        $  5,166
Percentage of revenues ...................         29.7%           7.0%           14.6%            6.4%
% change from year ago period ............         29.8%           N/A             5.7%            N/A
-----------------------------------------------------------------------------------------------------------

     Other income, net, consists of interest income, net of interest expense. Interest income is expected to fluctuate over time. Other income, net, decreased $599,000 for the three months ended September 30, 2001 compared to the same period in 2000 primarily due to the decrease in interest rates in 2001.

     Other income, net, decreased $291,000 for the nine months ended September 30, 2001 compared to the same period in 2000 primarily for the same reasons above.

Provision for Income Taxes
-----------------------------------------------------------------------------------------------------------
                                              Three Months   Three Months     Nine Months     Nine Months
                                                 Ended           Ended           Ended           Ended
                                             September 30,   September 30,   September 30,   September 30,
                                                  2001           2000            2001            2000
                                            --------------- --------------- --------------- ---------------
Provision for income taxes ...............     $  5,274       $  1,319        $  5,290        $  3,033
-----------------------------------------------------------------------------------------------------------

     During the third quarter of 2001, we recorded $5.3 million of provision for income taxes to establish valuation allowances against deferred tax assets in accordance with provisions of FASB No. 109, "Accounting for Income Taxes" as a result of uncertainties regarding realizability. After the establishment of the valuation allowances, we have $400,000 in net deferred tax assets as of September 30, 2001.

Liquidity and Capital Resources
-----------------------------------------------------------------------------------------------------------
                                                                              Nine Months      Nine Months
                                                                                 Ended            Ended
                                                                             September 30,    September 30,
                                                                                 2001             2000
                                                                            --------------- ---------------
Net cash provided by operating activities ..............................      $   8,453           $   7,410
Net cash provided by (used in) investing activities ....................          5,741           $  (7,798)
Net cash provided by financing activities ..............................          2,521           $  32,171
Cash, cash equivalents and short-term investments at the end of period .        129,317           $ 131,699
Working capital at the end of period ...................................        106,621           $ 131,029
-----------------------------------------------------------------------------------------------------------

     The increase in net cash provided by operating activities for the nine months ended September 30, 2001 compared to the same period in 2000 was primarily due to the decrease in accounts receivable as a result of our aggressive collection efforts in 2001. Net cash provided by investing activities for the nine months ended September 30, 2001 consists primarily of proceeds from the sales and maturities of short-term investments net of purchases. Net cash provided by financing activities for the nine months ended September 30, 2001 consists of proceeds from issuance of common stock associated with stock option exercises and from share purchases through the employee stock purchase plan.

     As of September 30, 2001, we had $129.3 million in cash, cash equivalents and short-term investments and working capital of $106.6 million.

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

     Since the fourth quarter of 2000, our customers, primarily our PC motherboard and distribution manufacturers, were impacted by significantly lower PC demand. As a result, our revenues and earnings in the first three quarters of 2001 were negatively affected. Because we expect PC demand to continue to be weak for the foreseeable term, we expect our revenues and earnings to continue to be negatively affected.

     In addition, the current economic environment also makes it extremely difficult for us to forecast customer demand for our products. We must forecast and place purchase orders for specialized semiconductor chips several months before we receive purchase orders from our own customers. This forecasting and order lead time requirement limits our ability to react to unexpected fluctuations in demand for our products. These fluctuations can be unexpected and may cause us to have excess inventory or a shortage of a particular product. During the third quarter of 2001, due to the changing market conditions, recent economic downturn and technological innovation, a provision for inventory losses of $11.3 million was charged against operations. In the event that our forecasts are inaccurate, we may need to write down additional inventory. Similarly, if we fail to purchase sufficient supplies on a timely basis, we may incur additional rush charges or we may lose product revenues if we are not able to meet a purchase order. These failures could also adversely affect our customer relations. Significant write-downs of excess inventory or declines in inventory value in the future could cause our gross margin and net income to decrease.

Our sales are concentrated among a limited number of customers and the loss of one or more of these customers could cause our revenues to decrease.

     Our sales are concentrated among a limited number of customers. If we were to lose one or more of these customers, or if one or more of these customers were to delay or reduce purchases of our products, our sales revenues may decrease. For the nine months ended September 30, 2001, approximately 81% of our revenues were generated by four of our customers, with one customer representing 57% of revenues. These customers may in the future decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, because:

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

     Product sales in the connectivity industry have been characterized by continuing erosion of average selling prices. Price erosion experienced by any company can cause revenues and gross margins to decline. The average selling price of our products has decreased by approximately 72% from October 1995 to September 30, 2001. The average selling price of our products may continue to decline in the future.

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

     Our sales to customers located in Asia accounted for 92% of our total revenues for the nine months ended September 30, 2001. The predominance of our sales is in Asia, mostly in Taiwan and China, because our customers are primarily motherboard or modem manufacturers that are located there. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards, the main printed circuit board containing the central processing unit of a computer system, that they purchase from board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Due to the industry wide concentration of modem manufacturers in Asia, we believe that a high percentage of our future sales will continue to be concentrated with Asian customers. As a result, our future operating results could be uniquely affected by a variety of factors outside of our control, including:

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

     Sales cycles for our products with major customers are lengthy, often lasting nine months or longer. In addition, it can take an additional nine months or more before a customer commences volume production of equipment that incorporates our products. Sales cycles with our major customers are lengthy for a number of reasons:

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

     Our success is heavily dependent upon our proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting our proprietary rights may not be adequate. We hold a total of 49 patents, a number of which cover technology that is considered essential for International Telecommunications Union standard communications solutions, and also have 29 additional patent applications pending or filed. These patents may never be issued. These patents, both issued and pending, may not provide sufficiently broad protection against third party infringement lawsuits or they may not prove enforceable in actions against alleged infringers.

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

     We have received communications from Lucent, and may receive communications from other third parties in the future, asserting that our products infringe on their intellectual property rights, that our patents are unenforceable or that we have inappropriately licensed our intellectual property to third parties. These claims could affect our relationships with existing customers and may prevent potential future customers from purchasing our products or licensing our technology. Because we depend upon a limited number of products, any claims of this kind, whether they are with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. In the event that we do not prevail in litigation, we could be prevented from selling our products or be required to enter into royalty or licensing agreements on terms which may not be acceptable to us. We could also be prevented from selling our products or be required to pay substantial monetary damages. Should we cross license our intellectual property in order to obtain licenses, we may no longer be able to offer a unique product. To date, we have not obtained any licenses from Lucent because we believe that Lucent has requested license fees or cross licenses of our portfolio of intellectual property on terms that are not fair, reasonable and nondiscriminatory as required by the International Telecommunications Union. Other than the ESS Technology, Smart Link and Dr. Townshend lawsuits described elsewhere in the notes to financial statements, no material lawsuits relating to intellectual property are currently filed against us.

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

We may have to continue to reduce our headcount, which may hinder our ability to develop and grow our business, which may ultimately affect our ability to become profitable.

     In the first nine months of 2001, we reduced our workforce by 65 employees. If economic conditions and the PC market do not improve, or if we decide to pursue new business structures or focus on different sectors, we may need to reduce our workforce even further. This may result in, as it has in the past, additional charges and costs relating to severance and employment costs, as well as the closure of excess facilities. If such an action is taken, it may temporarily inhibit our ability to develop new products or become profitable.

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

     Competition for personnel, especially engineers and marketing and sales personnel in Silicon Valley, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of September 30, 2001, we employed a total of 53 people in our engineering department, over half of whom have advanced degrees. In the past we have experienced difficulty in recruiting qualified engineering personnel, especially developers, on a timely basis. If we are not able to hire at the levels that we plan, our ability to continue to develop products and technologies responsive to our markets will be impaired.

We are subject to litigation regarding intellectual property, which has diverted management attention, is costly to defend and could prevent us from using or selling the challenged technology.

     From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents, product liabilities and other actions arising out of the normal course of business. We are currently a party to numerous lawsuits, as described in more detail in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 in this Form 10-Q, including PCTEL, Inc. v. Brent Townshend (U.S. District Court),
                     -----------------------------------------------------
PCTEL, Inc. v. Brent Townshend (California Superior Court), ESS Technology, Inc.
--------------------------------------------------------------------------------
v. PCTEL, Inc. (U.S. District Court), In the Matter of Certain HSP Modems,
--------------------------------------------------------------------------
Software and Hardware Components Thereof, and Products Containing Same (ITC).
-----------------------------------------------------------------------------

     Due to the nature of litigation generally, we cannot ascertain the outcome of the final resolution of any of these lawsuits, the availability of injunctive relief or other equitable remedies, or estimate the total expenses, possible damages or settlement value, if any, that we may ultimately incur in connection with these lawsuits. These lawsuits have proven to be and may continue to be costly and time consuming for our management. We have also incurred, and expect to continue to incur, significant legal fees in litigating these lawsuits. Although we will continue to vigorously contest the claims in these lawsuits, as well as assert any defenses we may have, we may not necessarily prevail in any of these lawsuits given the inherent uncertainties of litigation, and may be subject to significant settlement costs as well as be prevented from using or selling the challenged technology. We have accrued amounts we believe are adequate to cover the estimated royalty payments to settle the Townshend lawsuits. However, the amounts accrued may be inadequate and our financial results will be adversely affected if royalty payments are settled at a higher rate than expected, if the case goes to trial which could result in significant legal fees, or if we do not prevail in the litigation. With respect to the ESS litigation, an unfavorable outcome from this litigation may have a material adverse effect on our financial position or results of operations as we have not accrued any amounts in the financial statements related to this claim. Finally, with respect to the ITC action, we have incurred significant legal fees to date, we could incur additional legal fees should ESS appeal the case in the future which could adversely affect our financial position or results of operations.

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

Our financial position will be adversely affected if any of our remaining goodwill and intangible assets are determined to be partially or entirely impaired.

     Under SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life commencing January 1, 2002. Rather, goodwill will be subject to at least an annual assessment for impairment applying a fair-value based test. During the third quarter of 2001, we wrote off the carrying value of Voyager's long-lived assets and adjusted the carrying value of CSD's long-lived assets to $432,000, resulting in impairment charges of approximately $15.6 million. We will continue to assess our goodwill for impairment. Should any of our remaining goodwill be determined to be partially or entirely impaired, our operating results and financial condition would be adversely affected.

                          Risks Related to Our Industry

If the market for products using our HSP (host signal processing) technology does not grow as we plan, or if our products are not accepted in these markets, our revenues may be adversely affected.

     Our success depends on market demand and growth patterns for products using our HSP technology in soft analog modems. Market success for our products depends primarily on cost and performance benefits relative to competing solutions. The soft modem market for desktop and notebook PCs is relatively young compared to competing technologies and may not develop at growth rates that have been suggested by industry analysts. Although we have shipped a significant number of soft modems since we began commercial sales of these products, the current level of demand for soft modems may not be sustained or may not grow. Further, the company's success in the soft modem market is dependent on developing, selling and supporting next generation products and applications. If these new products are not accepted in the markets as they are introduced, our revenues and profitability will be negatively affected.

     In 2001, we introduced our Solsis(TM) modem for the embedded Internet access market. We anticipate sales of this product to grow and become an important component in our product mix. However, if the non-PC Internet appliance market does not accept our product or if demand for embedded analog modems is weaker than projected, our revenues can be adversely affected.

Our industry is characterized by rapidly changing technologies. If we do not lead or respond to these technologies, our products can become obsolete.

     The Internet access business is characterized by rapidly changing technologies, short product life cycles and frequent new product introductions. To remain competitive, we have successfully introduced several new products with advanced technologies since our company was founded. For example, we introduced a 14.4 Kbps product in 1995, a 28.8 Kbps product in 1996, a 33.6 Kbps product in late 1996, a non-International Telecommunications Union standard 56 Kbps modem in the second half of 1997 and a V.90 International Telecommunications Union standard 56 Kbps modem in early 1998. Starting in 2001 and continuing into 2002, we expect to see the introduction of additional International Telecommunications Union standards, referred to as V.92 and V.44. We continue to develop and sell advanced analog modem products in order to remain competitive in our core business.

     The market for high speed Internet connectivity is also characterized by competing technologies, such as broadband and wireless solutions, which provide higher modem speeds and faster Internet access. While these alternative technologies offer much faster data rates, they are comparatively more costly than analog modems. They are also not as widely available in the world markets. We will continue to evaluate, develop and introduce technologically advanced products that will position the company for possible growth in the Internet access market.

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

PCTEL, Inc.

Part II.  Other Information

For the Three and Nine months Ended: September 30, 2001

================================================================================

Item 1   Legal Proceedings:

         See Note 8 of Notes to the Condensed Consolidated Financial Statements.

Item 6   Exhibits and Reports on Form 8-K

         (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)


    Exhibit
    Number                          Description
    ------                          -----------

    10.23       (a) 2001 Nonstatutory Stock Option Plan and form of agreements thereunder.
-----------

        (a) Incorporated by reference herein to the Registration Statement of Form S-8 thereto filed with the Securities and Exchange Commission on October 3, 2001.

        (b)   Reports on Form 8-K: None.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PCTEL, Inc.
                         A Delaware Corporation



November 14, 2001        By:  /s/ Andrew Wahl
                             -----------------------------------------
                             Andrew Wahl
                             Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)