Form 10-K
period 2001-12-31
PC TEL INC
filed 2002-04-01
CIK 1057083

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------
                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE YEAR ENDED DECEMBER 31, 2001




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-27115

                                  PCTEL, INC.
          (Exact Name of Business Issuer as Specified in Its Charter)

                  DELAWARE                                      77-0364943
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                     Identification Number)

           1331 CALIFORNIA CIRCLE,                                 95035
                MILPITAS, CA                                    (Zip Code)
   (Address of Principal Executive Office)

                                 (408) 965-2100
              (Registrant's Telephone Number, Including Area Code)

                             ---------------------

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

     AS OF MARCH 22, 2002, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS $160,623,019 BASED ON THE CLOSING SALE PRICE AS REPORTED ON THE NASDAQ NATIONAL MARKET. THIS CALCULATION DOES NOT REFLECT A DETERMINATION THAT CERTAIN PERSONS ARE AFFILIATES OF THE REGISTRANT FOR ANY OTHER PURPOSES.

     As of March 22, 2002, the number of shares of the Registrant's common stock outstanding was 19,953,170.

     Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  PCTEL, INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                        PAGE
                                                                        ----
                                     PART I
Item 1    Business....................................................    1
Item 2    Properties..................................................    5
Item 3    Legal Proceedings...........................................    6
Item 4    Submission of Matters to a Vote of Security Holders.........    7

                                    PART II
Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    8
Item 6    Selected Financial Data.....................................    8
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   10
Item 7A   Quantitative and Qualitative Disclosures about Market
          Risk........................................................   28
Item 8    Financial Statements and Supplementary Data.................   30
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   58

                                    PART III
Item 10   Directors and Executive Officers of the Registrant..........   58
Item 11   Executive Compensation......................................   58
Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................   58
Item 13   Certain Relationships and Related Transactions..............   58
                                    PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   58
Signatures............................................................   62

                                     PART I

ITEM 1:  BUSINESS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Investors in our common stock are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption "Factors That May Affect Our Business, Financial Condition, and Future Operating Results," beginning on page 20 of the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in, or incorporated by reference into, this report.

OVERVIEW

     We are a leading developer and supplier of cost-effective Internet access solutions. Today our products enable high-speed Internet connections through analog networks. Additionally, we are developing new technologies and products to address wireless local area networks.

     As a pioneer in developing HSP (host signal processing) technology, a proprietary set of algorithms that enables cost-effective software-based digital signal processing solutions, our solution utilizes the computational and processing resources of a host central processing unit rather than requiring additional special-purpose hardware. Based on our own research and testing, this architecture can reduce space requirements by 50% and power requirements by 70% compared to conventional hardware-based solutions. The first implementation of our host signal processing technology was in a software modem, or soft modem, in 1995. Various original equipment manufacturers, including Compaq, Dell, Fujitsu, Hewlett Packard, NEC and Samsung, have integrated our soft modems into their products.

     Our proprietary software architecture provides significant benefits over traditional hardware-based solutions. Our software architecture:

     - Reduces the hardware, space and power requirements of conventional hardware-based connectivity devices, which reduces our customers' manufacturing costs while offering superior or comparable performance;

     - Minimizes the risk of technological obsolescence and enables an array of communication solutions for PCs and alternative Internet access devices that are easily upgradeable;

     - Allows us to quickly and cost-effectively develop new products to capitalize on rapidly growing market segments such as the developing wireless local area network markets; and

     - Is compatible with multiple operating systems, including but not limited to Windows (3.1, 95, 98, 2000, NT, XP) and Linux.

CORPORATE BACKGROUND

     We were incorporated in California in 1994 and reincorporated in Delaware in 1998. Our principal executive offices are located at 1331 California Circle, Milpitas, California 95035. Our telephone number at that address is (408) 965-2100.

PRODUCTS

  CURRENT PRODUCTS

     MicroModem(TM). The MicroModem integrates our host signal processing technology with a micro form-factor, silicon DAA (data access arrangement). In contrast to a conventional hardware modem, our soft architecture replaces the memory chip, digital signal processing chip, universal asynchronous receiver and transmitter, and controller chip with customized software that draws upon the excess capacity of the host central processing unit. Our patented MicroModem further reduces power and size requirements by replacing approximately 90 discrete hardware components with one or two silicon DAA chips. This integration reduces the number of components in a conventional modem data access arrangement by approximately 40%. The MicroModem is certified as being compatible with the telecommunications standards of most industrialized countries, allowing original equipment manufacturers to accomplish seamless global interoperability. The MicroModem currently comes with standard interfaces to computers such as PCI, ACR, Modem Riser and MDC.

     Lansis(TM). In June 2001, we began to ship our Lansis product. Lansis is a combination HSP modem and LAN (local area network) solution. It allows PC original equipment manufacturers ("OEMs") to implement a solution for LAN connectivity with the same performance as more expensive branded CardBus and Personal Computer Memory Card International Association (PCMCIA) cards. Combined with V.90 modem functionality, it provides a cost-effective alternative to provide modem and network connectivity to the PC customer.

     Solsis(TM). In the fourth quarter of 2000, we began to ship our Solsis product line. Solsis is our first embedded solution for Internet access devices that either do not use a central processing unit or lack the excess processing capacity necessary to support our host signal processing solution. Solsis operates on Texas Instruments DSPs (digital signal processing); targeted for Internet appliances, such as set-top boxes, game consoles and other Internet access devices. By offering reductions in size, cost and power consumption, we believe that our embedded solution is also ideal for many of these space-restricted mobile appliances.

     Solsis II. In the fourth quarter of 2001, we began to ship the second generation of our Solsis embedded solution that utilizes a two-chip solution versus the previous five-chip version. This further reduces the cost and power consumption for these non-PC Internet appliances. Solsis II utilizes the new TI TMS320C54V90 DSP, integrating all modem functions into the DSP except the line side DAA chip.

  FUTURE PRODUCTS

     Future products are intended to address the expanding market for wireless LAN products intended for use directly by consumers. Further announcements are anticipated during 2002.

INTELLECTUAL PROPERTY LICENSING

     We offer our intellectual property through licensing and product royalty arrangements. We have over 80 patents granted or pending addressing both essential International Telecommunications Union (ITU) and non-essential technologies. Our technology is licensed directly or indirectly by many companies in the communications industry, such as Conexant, ESS Technology, Smart Link and others, who use International Telecommunications Union standard technology.

     In addition, we are developing wireless spread spectrum intellectual property technologies, which may be patentable. Once developed, we intend to file patents covering such technologies.

CUSTOMERS

     Our MicroModem and Lansis products are targeted for manufacturing integration by PC OEMs, PC motherboard and modem card manufacturers. The Solsis embedded modem products are typically integrated by non-PC Internet access product manufacturers, such as set-top box makers. We sell directly to OEMs and indirectly through a number of distributors.

     For the year ended December 31, 2001, approximately 79% of our revenues were generated by three of our customers, with Prewell International representing 47% of revenues, GVC Corporation representing 22% and Askey Computer representing 10% of revenues. For the year ended December 31, 2000, approximately 60% of our revenues were generated by the same three customers, with Prewell International representing 32% of revenues, GVC Corporation representing 13% and Askey Computer representing 15%. No other customers represented more than 10% of our product sales for these periods.

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

     We employ a direct sales force with a thorough level of technical expertise, product background and industry knowledge. Our sales force includes a team of application engineers to assist customers in designing, testing and qualifying system designs that incorporate our products. Our sales force also supports the sales efforts of our distributors. We believe the depth and quality of our sales support team is critical to:

     - Achieving design wins,

     - Improving customers' time to market,

     - Maintaining a high level of customer satisfaction, and

     - Engendering customer loyalty for our next generation of products.

     Our marketing strategy is focused on further building market awareness and acceptance of our new products. Our marketing organization also provides a wide range of programs, materials and events to support the sales organization.

     As of December 31, 2001, we employed 34 individuals in sales, marketing and support and maintained regional sales support operations in Tokyo, Japan, Taipei, Taiwan, Seoul, Korea and Paris, France.

BACKLOG

     Sales of our products are generally made pursuant to standard purchase orders, which are officially acknowledged by us according to our terms and conditions. Due to industry practice, which allows customers to cancel or reschedule orders with limited advance notice to us prior to shipment without significant penalties, we believe that our backlog, while useful for scheduling production, is not a meaningful indicator of future revenues.

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

     As of December 31, 2001, we employed 47 employees in research and development. For the year ended December 31, 2001, total research and development costs incurred were $11.6 million, compared to $14.1 million and $10.3 million for 2000 and 1999, respectively.

MANUFACTURING

     We procure DAA chips from Silicon Labs of Austin, Texas on a purchase order basis. We have a limited guaranteed supply of data access arrangement chips through a long-term business arrangement with Silicon Labs. We have no guaranteed supply or long-term contract agreements with any other of our suppliers.

LICENSES, PATENTS AND TRADEMARKS

     We seek to protect our technology through a combination of patents, copyrights, trade secret laws, trademark registrations, confidentiality procedures and licensing arrangements. We have over 80 patents granted or pending addressing both essential ITU and non-essential technologies. Because of the fast pace of innovation and product development, our products are often obsolete before the patents related to them expire. As a result, we believe that the duration of the applicable patents is adequate relative to the expected lives of our products.

     We believe that our patent portfolio is one of the largest in the analog modem market. To supplement our proprietary technology, we have licensed rights to use patents held by third parties.

     We have received communications from Agere Systems and 3Com, and may receive communications from other third parties in the future, claiming to own patent rights in technologies that are part of communications standards adopted by the International Telecommunications Union, such as V.90, V.34, V.42bis and V.32bis, and other common communications standards. These third parties claim that our products utilize these patented technologies and have requested that we enter into license agreements with them. We have also recently settled patent infringement litigation against ESS Technology and Dr. Brent Townshend. Other than the ESS Technology and Dr. Townshend lawsuits described below, no material lawsuits relating to intellectual property are currently filed against us.

     In addition, there are numerous risks that result from our reliance on our proprietary technology in the conduct of our business. See "Risk Factors -- We rely heavily on our intellectual property rights which offer only limited protection against potential infringers. Unauthorized use of our technology may result in development of products that compete with our products, which could cause our market share and our revenues to be reduced."

COMPETITION

     The Internet access device market is intensely competitive. Our current competitors include Agere Systems, Broadcom, Conexant, ESS Technology and SmartLink. We expect competition to increase in the future as current competitors enhance their product offerings and new communication technologies are introduced and deployed.

     We may in the future also face competition from other suppliers of products based on new or emerging communication technologies, which may render our existing or future products obsolete or otherwise unmarketable. We believe that these competitors may include 3Com, Alcatel, Analog Devices, GlobespanVirata, Intersil, and Proxim.

     We believe that the principal competitive factors required by users and customers in the Internet access device market include compatibility with industry standards, price, functionality, ease of use, customer service and support. We believe that our products currently compete favorably in these areas.

EMPLOYEES

     As of December 31, 2001, we employed 112 people full-time, including 34 in sales and marketing, 47 in research and development, and 31 in general and administrative functions. None of our employees is represented by a labor union. We consider our employee relations to be good.

EXECUTIVE OFFICERS

     The following table sets forth information with respect to our executive officers as of December 31, 2001:

NAME                                   AGE                       POSITION
----                                   ---                       --------
Martin H. Singer.....................  50    Chief Executive Officer, Chairman of the Board
John Schoen..........................  46    Chief Operating Officer, Chief Financial Officer
                                             and Secretary
Jeffrey A. Miller....................  46    Vice President, Engineering and Development
Mark Wilson..........................  49    Vice President, Marketing

     Dr. Martin H. Singer has been our Chief Executive Officer and Chairman of the Board since October 17, 2001. Prior to that, Dr. Singer has served as our Non-Executive Chairman of the Board since February 2001 and a director for the Company from August 1999. From October 2000 to May 2001, Dr. Singer served as President and Chief Executive Officer of Ultra Fast Optical Systems, Inc. From December 1997 to August 2000, Dr. Singer served as President and CEO of SAFCO Technologies, Inc., a wireless communications company. He left SAFCO in August 2000 after its sale to Agilent Technologies. From September 1994 to December 1997, Dr. Singer served as Vice President and General Manager of the Wireless Access Business Development Division for Motorola, Inc., a communications equipment company. Prior to this period, Dr. Singer held senior management and technical positions in Motorola Inc., Tellabs, Inc., AT&T and Bell Labs. Dr. Singer holds a Bachelor of Arts in Psychology from the University of Michigan, and a Master of Arts and a Ph.D. in Experimental Psychology from Vanderbilt University.

     Mr. John Schoen has been our Chief Operating Officer, Chief Financial Officer and Secretary since November 12, 2001. Prior to that, Mr. Schoen was Business Development Manager at Agilent Technologies. From May 1999 to July 2001, Mr. Schoen served as Chief Operating Officer and Chief Financial Officer of SAFCO Technologies, Inc. before its acquisition by Agilent Technologies Inc. Prior to this period, Mr. Schoen held various financial positions for over 19 years in Motorola Inc., including Controller of its Wireless Access Business Development Division. Mr. Schoen received a Bachelor of Science in Accounting from DePaul University and is a Certified Public Accountant.

     Mr. Jeffrey A. Miller has been our Vice President of Engineering and Development since November 7, 2001. Prior to that, Mr. Miller was Functional Manager of Wireless Optimization Products at Wireless Network Test Division of Agilent Technologies Inc. From January 1998 to July 2001, Mr. Miller served as Vice President of Engineering of SAFCO Technologies, Inc. and led its Test and Measurement Group before its acquisition by Agilent Technologies Inc. Prior to this period, Mr. Miller held various technical positions in Motorola Inc., including its Cellular Infrastructure Group. Mr. Miller received a Bachelor of Science in Computer Science from University of Illinois.

     Mr. Mark Wilson has been our Vice President of Marketing since July 2000. Before joining us, Mr. Wilson most recently served as director of product management for privately-held NARUS, Inc., a leading provider of Internet business infrastructure solutions. With more than twenty years of experience in the industry, Mr. Wilson's portfolio of industry experience includes upper-level management positions in firms such as Hewlett Packard, where he was charged with market development and product management for the Internet Business Unit of the VeriFone Division. While with Cirrus Logic, Inc., he served as Vice President of Customer Marketing. Mr. Wilson also held the position of Vice President of OEM Marketing at IBM Corporation's Storage Systems Division and was Vice President of Marketing at Quantum Corporation. Mr. Wilson holds an MBA from Boston University and an undergraduate degree in Electrical Engineering from the University of Massachusetts.

ITEM 2:  PROPERTIES

     In September 1999, we entered into an operating lease for our new headquarter facilities in Milpitas, California. This office building is 100,026 square feet and the lease expires February 2003. In addition, we have a subsidiary office in Waterbury, Connecticut, an engineering office in Taipei, Taiwan, and sales support offices in Tokyo, Japan, Taipei, Taiwan, Seoul, Korea and Paris, France. We believe that we have adequate space for our current needs.

     As a result of the restructuring programs implemented in 2001, a portion of our current headquarter facilities was closed and became available for rent. We are currently actively marketing the excess facilities. As of December 31, 2001, the idle space has not been subleased.

ITEM 3:  LEGAL PROCEEDINGS

     We record an accrual for estimated future royalty payments for relevant technology of others used in our product offerings in accordance with SFAS No. 5, "Accounting for Contingencies." The estimated royalties accrual reflects management's broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements and/or ongoing royalties based upon our judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. We have accrued our best estimate of the amount of royalties payable for royalty agreements already signed, agreements that are in negotiation and unasserted but probable claims of others using advice from third party technology advisors and historical settlements. Should the final license agreements result in royalty rates significantly different than our current estimates, our business, operating results and financial condition could be materially and adversely affected.

PCTEL, Inc. v. Brent Townshend

     In September 1998 and May 1999, Dr. Brent Townshend ("Townshend") alleged by letter that our products infringe a number of patents owned by him and that we owed him royalties. In May 2001, we filed a complaint against Townshend in the U.S. District Court for the Northern District of California, contending that Townshend's ITU-related patents are invalid, void, unenforceable and/or not infringed ("Federal Court Action"). Our complaint also contends that Townshend's patents are already licensed to us.

     In September 2001, Townshend answered and filed a motion to dismiss the complaint. Townshend also asserted counter-claims for patent infringement against us seeking damages. Townshend sought exemplary and punitive damages and asked that damages be increased three times the amount found or assessed, alleging willful infringement. Townshend's answer also sought costs, fees, interest and restitution. In January 2002, Townshend's motion to dismiss was denied.

     In September 2001, on behalf of ourselves and the general public, we filed a complaint against Townshend and others in the California Superior Court for unfair competition in the marketplace ("State Court Action"). This Superior Court action was stayed, pending resolution of the U.S. District Court litigation.

     On March 19, 2002, Townshend entered into a settlement agreement with us, which settled the Federal Court Action and State Court Action. Under the Settlement Agreement, the terms of the settlement are confidential. The Settlement Agreement required us to make a cash royalty payment on March 19, 2002 of $14.3 million related to past liability and prepayment of future liabilities.

ESS Technology, Inc. v. PCTEL, Inc.

     In April 1999, ESS Technology, Inc. ("ESS") filed a complaint against us in the U.S. District Court for the Northern District of California, alleging that we failed to grant licenses for some of our International Telecommunications Union-related patents to ESS on fair, reasonable and non-discriminatory terms. ESS's complaint includes claims based on antitrust law, patent misuse, breach of contract and unfair competition. In its complaint, ESS also seeks a declaration that some of our International Telecommunications Union-related patents are unenforceable and that we should be ordered by the court to grant a license to ESS on fair, reasonable and non-discriminatory terms.

     We entered into a settlement agreement with ESS on February 5, 2002, which settled this litigation matter and the litigation matter involving ESS pending in the United States International Trade Commission described below. The settlement required ESS to make an initial license payment of $2.0 million and future royalty payments to us based on the terms under the settlement agreement.

In the Matter of Certain HSP Modems, Software and Hardware Components Thereof, and Products Containing the Same.

     In September 2000, we filed a complaint under Section 337 of the Tariff Act of 1930, as amended, with the United States International Trade Commission ("ITC"). Our complaint requested that the ITC commence an investigation into whether Smart Link and ESS are engaged in unfair trade practices by selling for importation into the United States, directly or indirectly importing into the United States, or selling in the United States after importation devices which infringe our patents.

     Smart Link entered into a settlement agreement with us on May 17, 2001. The settlement requires Smart Link to make royalty payments to us based on the terms under the settlement agreement. The settlement did not have a material effect on our financial position or operating results.

     The hearing in this investigation against ESS took place from July 17, 2001 to July 27, 2001. In October 2001, the administrative law judge issued an initial determination, which found that ESS infringes one of our key patents.

     We entered into a settlement agreement and cross-license with ESS on February 5, 2002, which settled this litigation matter and the litigation matter between ESS and us pending in the United States District Court described above. The settlement required ESS to make an initial license payment of $2.0 million and future royalty payments to us based on the terms under the settlement agreement. On February 22, 2002, ESS and us jointly filed a motion for termination on the basis of the settlement agreement and on March 13, 2002, the ITC granted the motion for termination.

     Based on the settlements discussed above in the quarter ending March 31, 2002 and the settlement record within the modem industry, management has re-evaluated its best estimate of accrued royalties, within a range of possible settlement losses. We have concluded that these settlements do not have a significant impact on our results of operations.

     We are subject to various other claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No stockholder votes took place during the fourth quarter of the year ended December 31, 2001.

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

                                                               HIGH     LOW
                                                              ------   ------
FISCAL 2001:
  Fourth Quarter............................................  $10.46   $ 6.66
  Third Quarter.............................................  $ 8.86   $ 6.74
  Second Quarter............................................  $10.70   $ 6.50
  First Quarter.............................................  $12.19   $ 7.00
FISCAL 2000:
  Fourth Quarter............................................  $22.63   $ 8.88
  Third Quarter.............................................  $36.50   $22.94
  Second Quarter............................................  $62.50   $25.06
  First Quarter.............................................  $95.88   $44.19

     The closing sale price of our common stock as reported on the Nasdaq National Market on December 31, 2001, the last trading day of fiscal year 2001, was $9.71 per share. As of that date there were 88 holders of record of our common stock.

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

ITEM 6:  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data as of December 31, 2001 and 2000 are derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 are derived from audited financial statements not included in this Form 10-K. For the year ended December 31, 2001, operating results include the $10.9 million provision for inventory losses, the $3.8 million restructuring charges and the $16.8 million impairment of goodwill and intangible assets related to our acquisitions of Communications Systems Division ("CSD"), Voyager Technologies, Inc. ("Voyager") and BlueCom Technology Corp. ("BlueCom"). The operating results for the year ended December 31, 2000 include the $1.6 million write-off of in-process research and development costs related to our acquisition of Voyager. For the year ended December 31, 1998, operating results include the $6.1 million write-off of in-process research and development costs related to our acquisition of CSD. The operating results for the year ended December 31, 1999 include an extraordinary loss of $1.6 million related to the early extinguishment of debt.

                                                          YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------
                                                2001      2000      1999      1998      1997
                                              --------   -------   -------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues....................................  $ 40,971   $97,183   $76,293   $33,004   $24,009
Cost of revenues............................    27,899    53,940    39,428    13,878    12,924
Inventory losses............................    10,920        --        --        --        --
                                              --------   -------   -------   -------   -------
Gross profit................................     2,152    43,243    36,865    19,126    11,085
                                              --------   -------   -------   -------   -------
Operating expenses:
  Research and development..................    11,554    14,130    10,317     4,932     3,348
  Sales and marketing.......................    10,926    14,293    10,523     5,624     3,168
  General and administrative................    14,023     8,058     5,459     2,169     1,612
  Acquired in-process research and
     development............................        --     1,600        --     6,130        --
  Amortization of goodwill and intangible
     assets.................................     3,068     2,638        --        --        --
  Impairment of goodwill and intangible
     assets.................................    16,775        --        --        --        --
  Restructuring charges.....................     3,787        --        --        --        --
  Amortization of deferred stock
     compensation...........................     1,081     1,308       790        43        --
                                              --------   -------   -------   -------   -------
          Total operating expenses..........    61,214    42,027    27,089    18,898     8,128
                                              --------   -------   -------   -------   -------
Income (loss) from operations...............   (59,062)    1,216     9,776       228     2,957
Other income, net...........................     6,154     7,288       271       479       299
                                              --------   -------   -------   -------   -------
Income (loss) before provision for income
  taxes.....................................   (52,908)    8,504    10,047       707     3,256
Provision for income taxes..................     5,311     2,366     3,014       212       955
                                              --------   -------   -------   -------   -------
Net income (loss) before extraordinary
  loss......................................   (58,219)    6,138     7,033       495     2,301
Extraordinary loss, net of income taxes.....        --        --    (1,611)       --        --
                                              --------   -------   -------   -------   -------
Net income (loss)...........................  $(58,219)  $ 6,138   $ 5,422   $   495   $ 2,301
                                              ========   =======   =======   =======   =======
Basic earnings (loss) per share before
  extraordinary loss........................  $  (3.02)  $  0.34   $  1.33   $  0.21   $  1.13
Basic earnings (loss) per share after
  extraordinary loss........................  $     --   $    --   $  1.03   $    --   $    --
Shares used in computing basic earnings
  (loss) per share..........................    19,275    18,011     5,287     2,355     2,032
Diluted earnings (loss) per share before
  extraordinary loss........................  $  (3.02)  $  0.30   $  0.48   $  0.04   $  0.20
Diluted earnings (loss) per share after
  extraordinary loss........................  $     --   $    --   $  0.37   $    --   $    --
Shares used in computing diluted earnings
  (loss) per share..........................    19,275    20,514    14,666    12,325    11,645

                                                               DECEMBER 31,
                                            --------------------------------------------------
                                              2001       2000       1999      1998      1997
                                            --------   --------   --------   -------   -------
                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.............................  $125,628   $118,380   $ 98,290   $12,988   $ 6,685
Working capital...........................   104,521    130,911     89,892    14,011    12,840
Total assets..............................   140,183    192,956    130,605    45,996    23,148
Long term debt, net of current portion....        --         --         --    14,709        38
Total stockholders' equity................   107,761    159,847    104,278    15,139    13,610

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

     From our inception in February 1994 through the end of 1995, we were a development stage company primarily engaged in product development, product testing and the establishment of strategic relationships with customers and suppliers. From December 31, 1995 to December 31, 2000, our total headcount increased from 18 to 198. In 2001, we reduced our headcount by 90 through reductions in force. As of December 31, 2001, our total headcount was 112. We first recognized revenue on product sales in the fourth quarter of 1995, and became profitable in 1996, our first full year of product shipments. Revenues increased from $24.0 million in 1997 to $33.0 million in 1998, $76.3 million in 1999 and $97.2 million in 2000. Since the fourth quarter of 2000, our customers, primarily our PC motherboard and distribution manufacturers, were impacted by significantly lower PC demand. As a result, our revenues decreased to $41.0 million in 2001. Because we expect PC demand to continue to be weak for the foreseeable term, we expect our revenues and earnings to continue to be negatively affected.

     We sell soft modems to manufacturers and distributors principally in Asia through our sales personnel, independent sales representatives and distributors. Our sales to manufacturers and distributors in Asia were 91%, 91% and 99% of our total sales for the years ended 2001, 2000 and 1999, respectively. The predominance of our sales is in Asia because our customers are primarily motherboard and modem manufacturers, and the majority of these manufacturers are located in Asia. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards that they purchase from the board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are more fully described in Note 1 to the consolidated financial statements included in this Form 10-K. The preparation of our consolidated financial statements in accordance with generally accepted accounting principles require us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

     Revenues consist primarily of sales of products to OEMs and distributors. Revenues from sales to customers are recognized upon shipment when title and risk of loss passes to the customers, unless we have future obligations or have to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been achieved. We provide for estimated sales returns and customer rebates related to sales to OEMs at the time of shipment. Customer rebates are recorded against receivables to the extent that the gross amount has not been collected by the end customer. Once the gross amount has been collected, the accrued customer rebate is then reclassified to liabilities. As of December 31, 2001 and 2000, we have an allowance for customer rebates against accounts receivable of $200,000 and $6.8 million, respectively, and accrued customer rebates of $2.1 million and $0, respectively, presented as current liabilities on the balance sheet. Accrued customer rebates will be paid to the customers, upon request, in the future unless they are forfeited by the customer. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to end-users. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 60 days after shipment.

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

INVENTORY RESERVES

     Due to the changing market conditions, recent economic downturn and technological innovation, inventory valuation charges of $10.9 million were recorded in the second half of 2001. Given the volatility of the market, the age of the inventories on hand and the introduction of new products in 2002, we wrote down excess inventories to net realizable value based on forecasted demand and the firm purchase order commitments from our major suppliers. Of the $10.9 million inventory valuation charges recorded, $2.3 million is related to firm purchase order commitments and the remaining $8.6 million is related to excess inventories on hand or disposed. Actual demand may differ from forecasted demand and such difference may have a material effect on our financial position and results of operations. In addition to the reserve for excess inventory, we also provide for an allowance against obsolete inventory. As of December 31, 2001, there is an allowance for inventory obsolescence of $1.4 million.

ACCRUED ROYALTIES

     We record an accrual for estimated future royalty payments for relevant technology of others used in our product offerings in accordance with SFAS No. 5, "Accounting for Contingencies." The estimated royalties accrual reflects management's broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements and/or ongoing royalties based upon our judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. Accordingly, the royalties accrual reflects estimated costs of settling claims rather than continuing to defend our legal positions, and is not intended to be, nor should it be interpreted as, an admission of infringement of intellectual property, valuation of damages suffered by any third parties or any specific terms that management has predetermined to agree to in the event of a settlement offer. We have accrued our best estimate of the amount of royalties payable for royalty agreements already signed, agreements that are in negotiation and unasserted but probable claims of others using advice from third party technology advisors and historical settlement rates.

     As of December 31, 2001 and 2000, we had accrued royalties of approximately $12.3 million and $11.7 million, respectively. However, the amounts accrued may be inadequate and we will be required to take an immediate charge if royalty payments are settled at a higher rate than expected, or if we do not prevail in the litigation. In addition, settlement arrangements may require royalties for both past and future sales of the associated products. If this is the case, in addition to an immediate charge if our accrual is inadequate, our gross margins will decrease on these future product sales. As a result of the litigation settlement with Townshend, we made a cash royalty payment of $14.3 million related to past liability and prepayment of future liabilities to Townshend in March 2002. See discussion under "Contingencies" in Note 11 for the impact of settlement on our financial position and results of operations.

INCOME TAXES

     We currently operate with subsidiaries in the Cayman Islands and Japan as well as branch offices in Taiwan, Korea and France. The complexities brought on by operating in several different tax jurisdictions inevitably lead to an increased exposure to worldwide tax challenges. Should the tax authorities challenge us and the tax challenges result in unfavorable outcomes, our operating results and financial position could be materially and adversely affected.

RESULTS OF OPERATIONS

 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
  (ALL AMOUNTS IN TABLES, OTHER THAN PERCENTAGES, ARE IN THOUSANDS)

  REVENUES

                                                           2001      2000      1999
                                                          -------   -------   -------
Revenues................................................  $40,971   $97,183   $76,293
% change from prior period..............................    (57.8)%    27.4%    131.2%

     Our revenues primarily consist of product sales of soft modems to board manufacturers and distributors in Asia. Revenues decreased $56.2 million for the year ended December 31, 2001 from 2000. The revenue decrease was primarily attributable to 53% less unit shipments as a result of an abnormally poor PC market due to poor economic conditions. Additionally, the decrease in sales revenues was due to downward pressure on average selling prices commonly seen in the industry. Our average selling prices decreased 9% from 2000 to 2001, mainly due to the downward pricing pressure which is commonly seen in the industry. Because we expect PC demand to continue to be weak for the foreseeable term, we expect our revenues to continue to be negatively affected in 2002.

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

  GROSS PROFIT

                                                            2001     2000      1999
                                                           ------   -------   -------
Gross profit.............................................  $2,152   $43,243   $36,865
Percentage of revenues...................................     5.3%     44.5%     48.3%
% change from prior period...............................   (95.0)%    17.3%     92.7%

     Cost of revenues consists primarily of chipsets we purchase from third party manufacturers and also includes amortization of intangibles related to the CSD acquisition, accrued intellectual property royalties, cost of operations, provision for inventory obsolescence and distribution costs. Provision for inventory losses are also included in the determination of gross profit.

     Gross profit decreased $41.1 million for the year ended December 31, 2001 compared to the same period last year primarily due to decreased sales revenues and the provision for inventory losses of $10.9 million recorded in the second half of 2001. Gross margin as a percentage of revenue decreased from 44.5% for the year ended December 31, 2000 to 5.3% for the year ended December 31, 2001 because of the provision for inventory losses and because average selling prices decreased faster than the rate of cost reduction. In addition, the fixed portion of our costs as a percentage of revenue increased due to the decrease in revenues. We expect the gross profit and gross margin as a percentage of revenue in 2002 to be higher than 2001 as we do not expect to record additional provision for inventory losses in 2002 and licensing/royalty revenue as a percentage of revenues will be higher in 2002 as a result of the ESS litigation settlement, offset by the continuing pressure for price decreases.

     Gross profit increased $6.4 million for the year ended December 31, 2000 compared to 1999 due to increased volume, partially offset by a decline in the per-unit average gross profit. Gross profit as a percentage of revenue decreased from 48.3% for the year ended December 31, 1999 to 44.5% for the year ended December 31, 2000 because of a shift to higher volume, lower margin sales to OEMs and, generally, average selling prices decreased faster than the rate of cost reductions. On the other hand, higher-margin license revenues favorably impacted gross margins during the year, partially offsetting the decrease from average selling prices.

  RESEARCH AND DEVELOPMENT

                                                           2001      2000      1999
                                                          -------   -------   -------
Research and development................................  $11,554   $14,130   $10,317
Percentage of revenues..................................     28.2%     14.5%     13.5%
% change from prior period..............................    (18.2)%    37.0%    109.2%

     Research and development expenses include compensation costs for software and hardware development, prototyping, certification and pre-production costs. We expense all research and development costs as incurred.

     Research and development expenses decreased $2.6 million for the year ended December 31, 2001 compared to 2000 as a result of the completion of certain projects and the reduction in headcount gradually through the year. As a percentage of revenues, research and development increased for the year ended December 31, 2001 because of lower revenues in 2001. Research and development headcount decreased from 76 to 47 from December 31, 2000 to December 31, 2001. We expect research and development expenses, as a percentage of revenues, to be lower in 2002 because of lower average headcount. However, in the event that we decide to pursue new research and development opportunities, research and development expenses may increase in 2002.

     Research and development expenses increased $3.8 million for the year ended December 31, 2000 compared to 1999 as we continued to invest heavily in the development of the G.DMT, wireless and embedded modems, as well as a V.92 upgrade.

  SALES AND MARKETING

                                                           2001      2000      1999
                                                          -------   -------   -------
Sales and marketing.....................................  $10,926   $14,293   $10,523
Percentage of revenues..................................     26.7%     14.7%     13.8%
% change from prior period..............................    (23.6)%    35.8%     87.1%

     Sales and marketing expenses consist primarily of personnel costs, sales commissions and marketing costs. Sales commissions payable to our distributors are recognized when our products are "sold through" from the distributors to end-users so that the commission expense is matched with related recognition of revenues. Marketing costs include promotional costs, public relations and trade shows.

     Sales and marketing expenses decreased $3.4 million for the year ended December 31, 2001 compared to 2000. The decrease in spending reflects the reduction of sales and marketing personnel as a result of lower revenues and the reduction in force in 2001. Sales and marketing headcount decreased from 75 to 34 from December 31, 2000 to December 31, 2001. We expect sales and marketing expenses, as a percentage of revenues, to be lower in 2002 because of lower average headcount.

     Sales and marketing expenses increased $3.8 million for the year ended December 31, 2000 compared to 1999. The increase reflects the increased costs to support higher sales and the addition of sales and marketing personnel to develop new accounts and drive new product development and product launches. Public relation costs, trade shows, press tours, sales programs, the production of collateral sales materials and travel costs also increased from 1999.

  GENERAL AND ADMINISTRATIVE

                                                             2001      2000     1999
                                                            -------   ------   ------
General and administrative................................  $14,023   $8,058   $5,459
Percentage of revenues....................................     34.2%     8.3%     7.2%
% change from prior period................................     74.0%    47.6%   151.6%

     General and administrative expenses include costs associated with our general management and finance functions as well as professional service charges, such as legal, tax and accounting fees. Other general expenses include rent, insurance, utilities, travel and other operating expenses to the extent not otherwise allocated to other functions.

     General and administrative expenses increased $6.0 million for the year ended December 31, 2001 compared to 2000. The increase was primarily due to the increased legal costs associated with the patent infringement litigation against Smart Link, ESS and Townshend. We expect that our general and administrative expenses will be significantly lower in 2002 as a result of reaching a settlement with Smart Link in 2001 and ESS and Townshend in early 2002. However, should any new litigation arise in 2002, our legal costs and general and administrative expenses could significantly increase.

     General and administrative expenses increased $2.6 million for the year ended December 31, 2000 compared to 1999. The increase was primarily due to our increase in staffing and related infrastructure to support our growth and the legal costs associated with the patent infringement litigation against Smart Link and ESS.

  ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

                                                              2001    2000    1999
                                                              ----   ------   ----
Acquired in-process research and development................   $--   $1,600    $--
Percentage of revenues......................................   --       1.6%   --

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

     The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a risk adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The risk-adjusted discount rate applied to the projects' cash flows was 15% for existing technology and 20% for the in-process technology. Based upon assessment of each in-process project's development stage, including relative difficulty of remaining development milestones, it was determined that application of a 20% discount rate was appropriate for all acquired in-process projects. The valuation includes cash inflows from in-process technology through 2005 with revenues commencing in 2000 and increasing significantly in 2001 before declining in 2005. The projected total revenue of Voyager was broken down to revenue attributable to the in-process technologies, existing technologies, core technology and future technology. The revenue attributable to core technology was determined based on the extent to which the in-process technologies rely on the already developed intellectual property. The Bluetooth and HomeRF projects were approximately 25% complete at the time of the valuation and the expected timeframe for achieving these product releases was assumed to be in the second half of 2000. The Direct Sequence Cordless project was approximately 65% complete at the time of the valuation and the expected time frame for achieving this product release was assumed to be in the second half of 2000. The Bluetooth/HomeRF Combo and Bluetooth/HomeRF/Direct Sequence projects were approximately 10% complete at the time of the valuation and the expected timeframe for achieving these product releases was assumed to be in the second half of 2000 and the first half of 2000, respectively. The Wireless Gas Tank Sensor and the Wireless Industrial Garage Door Opener projects were approximately 70% complete at the time of the valuation and the expected time frame for achieving these product releases was assumed to be 2001. The Wireless GPS was approximately 50% complete at the time of the valuation and the expected time frame for achieving this product release was assumed to be in the second half of 2000. The percentage complete calculations for all projects were estimated based on research and development expenses incurred to date and management estimates of remaining development costs. Significant remaining development efforts were to be completed in the next 6 to 18 months in order for Voyager's projects to become implemented in a commercially viable timeframe. Management's cash flow and other assumptions utilized at the time of acquisition did not materially differ from historical pricing/licensing, margin, and expense levels of the Voyager group prior to acquisition.

     Approximately $0.5 million was attributed to core wireless technology and royalty revenue associated with the Wireless Water Meter Reading Device project.

  AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

                                                               2001     2000    1999
                                                              ------   ------   ----
Amortization of goodwill and intangible assets..............  $3,068   $2,638    $--
Percentage of revenues......................................     7.5%     2.7%   --

     On December 14, 2000, we completed the acquisition of BlueCom. The purchase price of BlueCom was allocated based upon the estimated fair value of the assets acquired and liabilities assumed, which approximated book value. The acquisition was accounted for under the purchase method of accounting. Under this method, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price. In this circumstance, the difference was $1.8 million which was attributed to goodwill ($1,124,000) and a covenant not to compete ($656,000). We classified this balance of $1.8 million as goodwill and other intangible assets, net, in the accompanying consolidated balance sheets and were amortizing it over useful lives of two to five years prior to the impairment recorded in the quarter ended December 31, 2001 (see below).

     On February 24, 2000, we completed the acquisition of Voyager. The purchase price of Voyager was allocated based upon the estimated fair value of the assets acquired and liabilities assumed, which approximated book value. The acquisition was structured as a tax-free reorganization and was accounted for under the purchase method of accounting. Under this method, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price. In this circumstance, the difference was $17.8 million. We attributed $1.6 million of the excess purchase price to in-process research and development, which we expensed immediately, and the balance of $16.2 million was attributed to intellectual property ($0.5 million), workforce ($0.3 million) and goodwill ($15.4 million). We classified this balance of $16.2 million as goodwill and other intangible assets, net, in the accompanying consolidated balance sheets and were amortizing it over useful lives of five years prior to the impairment recorded in the quarter ended September 30, 2001 (see below).

     In July 2001, the Financial Accounting Standards Board issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are subject to at least an annual assessment for impairment applying a fair-value based test. Effective January 1, 2002, existing goodwill will no longer be amortized. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Upon adoption of SFAS No. 142 on January 1, 2002, we will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $192,000, based on anticipated amortization for 2002.

  IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

                                                               2001     2000   1999
                                                              -------   ----   ----
Impairment of goodwill and intangible assets................  $16,775   $--    $--
Percentage of revenues......................................     40.9%   --     --

     In the second half of 2001, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we evaluated the recoverability of the long-lived assets, including intangibles, acquired from CSD, Voyager and BlueCom, and recorded impairment charges totaling $16.8 million. Due to the recent economic downturn, we determined that CSD's estimated future undiscounted cash flows were below the carrying value of CSD's long-lived assets. Accordingly, during the third quarter of 2001, we adjusted the carrying value of CSD's long-lived assets, primarily goodwill, to their estimated fair value of approximately $0.4 million, resulting in an impairment charge of approximately $4.5 million. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved. In regards to the goodwill and intangible assets acquired from Voyager, as a result of the recent corporate restructuring and reorganization, we determined that there are no future cash flows expected from this business. Accordingly, during the third quarter of 2001, we wrote off the carrying value of Voyager's long-lived assets, primarily goodwill, resulting in an impairment charge of approximately $11.1 million. In regards to the goodwill and intangible assets acquired from BlueCom, as a result of the recent corporate restructuring and reorganization, we determined that there are no future cash flows expected from this business. Accordingly, during the fourth quarter of 2001, we wrote off the carrying value of BlueCom's long-lived assets, resulting in an impairment charge of approximately $1.2 million.

  RESTRUCTURING CHARGES

                                                               2001    2000   1999
                                                              ------   ----   ----
Restructuring charges.......................................  $3,787    $--    $--
Percentage of revenues......................................     9.2%   --     --

     On February 8, 2001, we announced a series of actions to streamline support for our voiceband business and sharpen our focus on emerging growth sectors. These measures were part of a restructuring program to return the company to profitability and operational effectiveness and included a reduction in worldwide headcount of 7 research and development employees, 9 sales and marketing employees and 6 general and administrative employees, a hiring freeze and cost containment programs. On May 1, 2001, we announced a new business structure to provide greater focus on our activities with a significantly reduced workforce. 13 research and development, 12 sales and marketing and 17 general and administrative positions were eliminated as part of this reorganization. In the fourth quarter of 2001, 7 research and development, 8 sales and marketing and 11 general and administrative positions were eliminated to further focus our business. In total, 90 positions were eliminated during the year ended December 31, 2001. The restructuring resulted in $3.8 million of charges for the year ended December 31, 2001, consisting of severance and employment related costs of $2.5 million and costs related to closure of excess facilities of $1.3 million as a result of the reduction in force.

  AMORTIZATION OF DEFERRED STOCK COMPENSATION

                                                             2001     2000      1999
                                                            ------   ------   --------
Amortization of deferred stock compensation...............  $1,081   $1,308   $    790
Percentage of revenues....................................     2.6%     1.3%       1.0%
% change from prior period................................   (17.4)%   65.6%   1,737.2%

     In connection with the grant of stock options to employees prior to our initial public offering in 1999, we recorded deferred stock compensation of $5.4 million representing the difference between the exercise price and deemed fair value of our common stock on the date these stock options were granted. Such amount is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable options. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     In connection with the grant of restricted stock to employees in 2001, we recorded deferred stock compensation of $1.8 million representing the fair value of our common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable shares. Subsequent to the issuance of the restricted stock, employee terminations resulted in the reversal of $859,000 from deferred stock compensation. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     The amortization of deferred stock compensation decreased $227,000 for the year ended December 31, 2001 compared to 2000 primarily due to the termination of employees in 2001 and the corresponding reversal of the remaining deferred stock compensation balance, offset by the additional expense related to the restricted stock grants in 2001. We expect the amortization of deferred stock compensation to decrease to approximately $170,000 per quarter through 2003, based on restricted stock grants and stock option grants through December 31, 2001.

     The amortization of deferred stock compensation increased $518,000 for the year ended December 31, 2000 compared to 1999 because 2000 reflected a full year of amortization whereas 1999 reflected amortization from the date of grant, and there were more grants in the second half of 1999.

     In December 2000, an employee and the Company mutually agreed to rescind an option exercise to purchase 30,000 shares of common stock which occurred in January 2000. There was no effect on our financial position or results of operations for the year ended December 31, 2000 as a result of this rescission.

  OTHER INCOME, NET

                                                               2001     2000    1999
                                                              ------   ------   ----
Other income, net...........................................  $6,154   $7,288   $271
Percentage of revenues......................................    15.0%     7.5%   0.4%

     Other income, net, consists of interest income, net of interest expense. Interest income is expected to fluctuate over time, depending on future interest rates. Other income, net, decreased $1.1 million for the year ended December 31, 2001 compared to 2000 primarily due to the decrease in interest rates in 2001.

     Other income, net, increased $7.0 million for the year ended December 31, 2000 compared to 1999 primarily due to interest earned on the proceeds from our initial and secondary public offerings and the elimination of interest expense on the loan used to acquire Communications Systems Division.

  PROVISION FOR INCOME TAXES

                                                              2001     2000     1999
                                                             ------   ------   ------
Provision for income taxes.................................  $5,311   $2,366   $3,014

     During the third quarter of 2001, we recorded $5.3 million of provision for income taxes to establish valuation allowances against deferred tax assets in accordance with the provisions of FASB No. 109, "Accounting for Income Taxes" as a result of uncertainties regarding realizability. After the establishment of the valuation allowances, we have $400,000 in remaining net deferred tax assets as of December 31, 2001.

     We had $5.7 million in deferred tax assets as of December 31, 2000. Our effective tax rate was below the statutory tax rate of 35% due to international sales and profits through our wholly owned subsidiaries, which are taxed at rates below the statutory tax rate in the U.S.

  EXTRAORDINARY ITEMS

     On October 25, 1999, we retired $15.0 million of notes payable with proceeds from the initial public offering. In connection with the early retirement of debt, we incurred a $1.6 million, net of taxes, extraordinary loss of prepayment penalties and the write-off of deferred debt charges.

LIQUIDITY AND CAPITAL RESOURCES

                                                         2001       2000       1999
                                                       --------   --------   --------
Net cash provided by (used in) operating
  activities.........................................  $  4,343   $ (5,215)  $ 21,541
Net cash provided by (used in) investing
  activities.........................................     5,626    (47,236)   (56,380)
Net cash provided by financing activities............     3,027     33,143     66,556
Cash, cash equivalents and short-term investments at
  the end of year....................................   125,628    118,380     98,290
Working capital at the end of year...................   104,521    130,911     89,892

     For the year ended December 31, 2001, net cash provided by operating activities was $4.3 million, compared to net cash used in operating activities of $5.2 million for the year ended December 31, 2000. The primary source of cash provided by operating activities for the year ended December 31, 2001 was the decrease in accounts receivable and inventories. Net cash provided by investing activities for the year ended December 31, 2001 consisted of maturities and sales of short-term investments of $82.1 million, offset by purchases of property and equipment of $702,000 and purchases of short-term investments of $75.8 million. Net cash provided by financing activities for the year ended December 31, 2001 consisted of proceeds from issuance of common stock from stock option exercises and shares issued through the employee stock purchase plan.

     As of December 31, 2001, we had $125.6 million in cash, cash equivalents and short-term investments, and working capital of $104.5 million. Accounts receivable, as measured in days sales outstanding ("DSO"), was 34 days at December 31, 2001 compared to 130 days in December 31, 2000. The decrease in DSO from December 31, 2000 to 2001 was primarily due to lower revenue in 2001 and the increased cash collection efforts throughout 2001.

     The decrease in net cash provided by operating activities for 2000 compared to 1999 was primarily due to the increase in accounts receivable. Net cash used in investing activities for 2000 consisted of the acquisition of Voyager Technologies and BlueCom Technology of $5.1 million, purchases of property and equipment of $3.0 million and purchases of short-term investments of $109.6 million, offset by maturities and sales of short-term investments of $70.6 million. Net cash provided by financing activities for 2000 consisted of proceeds from issuance of common stock associated with the secondary public offering and proceeds from stock option exercises and shares issued through the employee stock purchase plan.

     We believe that our existing sources of liquidity, consisting of cash, short-term investments and cash from operations, will be sufficient to meet our working capital for the foreseeable future, after the $14.3 million cash royalty payment to Townshend discussed in Note 11. We will continue to evaluate opportunities for development of new products and potential acquisitions of technologies or businesses that could complement our business. We may use available cash or other sources of funding for such purposes. However, possible investments in or acquisitions of complementary businesses, products or technologies, or cash settlements resulting from existing or new litigation, may require us to use our existing working capital or to seek additional financing. In addition, if the current economic downturn prolongs, we will need to continue to expend our cash reserves to fund our operations. As of December 31, 2001, we have outstanding firm inventory purchase order commitments with our major suppliers of $3.0 million, of which $2.3 million was accrued as inventory losses, and non-cancelable operating leases for office facilities of $1.8 million through 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are subject to at least an annual assessment for impairment applying a fair-value based test. Effective January 1, 2002, existing goodwill will no longer be amortized. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Upon adoption of SFAS No. 142 on January 1, 2002, we will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $192,000, based on anticipated amortization for 2002.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. The Statement will be effective for fiscal years beginning after December 15, 2001. We do not expect that the adoption of SFAS No. 144 will have a material impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND FUTURE OPERATING RESULTS

     This annual report on Form 10-K, including this Management's Discussion and Analysis, contains forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results, including those set forth below.

                         RISKS RELATED TO OUR BUSINESS

THE RECENT ECONOMIC SLOWDOWN, PARTICULARLY THE RAPID DETERIORATION IN PC DEMAND, MAKES IT DIFFICULT TO FORECAST CUSTOMER DEMAND FOR OUR PRODUCTS, AND WILL LIKELY RESULT IN EXCESSIVE OPERATING COSTS AND LOSS OF PRODUCT REVENUES.

     Since the fourth quarter of 2000, our customers, primarily our PC motherboard and distribution manufacturers, have been impacted by significantly lower PC demand. As a result, our revenues and earnings in fiscal year of 2001 were negatively affected. Because we expect PC demand to continue to be weak for the foreseeable term, we expect our revenues and earnings to continue to be negatively affected.

     In addition, the current economic environment also makes it extremely difficult for us to forecast customer demand for our products. We must forecast and place purchase orders for specialized semiconductor chips several months before we receive purchase orders from our own customers. This forecasting and order lead time requirement limits our ability to react to unexpected fluctuations in demand for our products. These fluctuations can be unexpected and may cause us to have excess inventory or a shortage of a particular product. During the second half of 2001, due to the changing market conditions, recent economic downturn and technological innovation, a provision for inventory losses of $10.9 million was charged against operations. Given the volatility of the market, the age of the inventories on hand and the introduction of a new products in 2002, we wrote down inventories to net realizable value based on forecasted demand and firm purchase order commitments from our major suppliers. Of the $10.9 million inventory valuation charges recorded, $2.3 million is related to firm purchase order commitments with our major suppliers and the remaining $8.6 million is related to excess inventory on hand or disposed. Actual demand may differ from forecasted demand and such difference may have a material effect on our financial position and result of operations.

OUR SALES ARE CONCENTRATED AMONG A LIMITED NUMBER OF CUSTOMERS AND THE LOSS OF ONE OR MORE OF THESE CUSTOMERS COULD CAUSE OUR REVENUES TO DECREASE.

     Our sales are concentrated among a limited number of customers. If we were to lose one or more of these customers, or if one or more of these customers were to delay or reduce purchases of our products, our sales revenues may decrease. For the year ended December 31, 2001, approximately 79% of our revenues were generated by three of our customers, with one customer representing 47% of revenues, another customer representing 22% and a third customer representing 10% of revenues. These customers may in the future decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, because:

     - we do not have any long-term purchase arrangements or contracts with these or any of our other customers,

     - our product sales to date have been made primarily on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice and without penalty, and

     - many of our customers also have pre-existing relationships with current or potential competitors which may affect our customers' purchasing decisions.

     We expect that a small number of customers will continue to account for a substantial portion of our revenues for at least the next 12 to 18 months and that a significant portion of our sales will continue to be made on the basis of purchase orders. Our number of customers may be reduced in the future through mergers in the PC OEM sector, such as HP and Compaq.

CONTINUING DECREASES IN THE AVERAGE SELLING PRICES OF OUR PRODUCTS COULD RESULT IN DECREASED REVENUES.

     Product sales in the connectivity industry have been characterized by continuing erosion of average selling prices. Price erosion experienced by any company can cause revenues and gross margins to decline. The average selling price of our products has decreased by approximately 9% from fiscal year 2000 to fiscal year 2001. We believe that the average selling price of our products is likely to continue to decline in the future due principally to competition pressure.

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

OUR GROSS MARGINS MAY VARY BASED ON THE MIX OF SALES OF OUR PRODUCTS AND SERVICES, AND THESE VARIATIONS MAY HURT OUR NET INCOME.

     We derive a significant portion of our sales from our software-based connectivity products. We expect margins on newly introduced products generally to be higher than our existing products. However, due in part to the competitive pricing pressures that affect our products and in part to increasing component and manufacturing costs, we expect margins from both existing and future products to decrease over time. In addition, licensing revenues from our intellectual property historically have provided higher margins than our product sales. Changes in the mix of products sold and the percentage of our sales in any quarter attributable to products as compared to licensing revenues will cause our quarterly results to vary and could result in a decrease in gross margins and net income.

WE HAVE SIGNIFICANT SALES CONCENTRATED IN ASIA. CONTINUED POLITICAL AND ECONOMIC INSTABILITY IN ASIA AND DIFFICULTY IN COLLECTING ACCOUNTS RECEIVABLE MAY MAKE IT DIFFICULT FOR US TO MAINTAIN OR INCREASE MARKET DEMAND FOR OUR PRODUCTS.

     Our sales to customers located in Asia accounted for 91% of our total revenues for the year ended December 31, 2001. The predominance of our sales is in Asia, mostly in Taiwan and China, because our customers are primarily motherboard or modem manufacturers that are located there. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards, the main printed circuit board containing the central processing unit of a computer system, that they purchase from board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Due to the industry wide concentration of modem manufacturers in Asia, we believe that a high percentage of our future sales will continue to be concentrated with Asian customers. As a result, our future operating results could be uniquely affected by a variety of factors outside of our control, including:

     - delays in collecting accounts receivable, which we have experienced from time to time,

     - fluctuations in the value of Asian currencies relative to the U.S. dollar, which may make it more costly for us to do business in Asia and which may in turn make it difficult for us to maintain or increase our revenues,

     - changes in tariffs, quotas, import restrictions and other trade barriers which may make our products more expensive compared to our competitors' products, and

     - political and economic instability.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE NEEDS OF OUR CUSTOMERS.

     Our revenue depends on our ability to anticipate our customers' needs and develop products that address those needs. In particular, our success will depend on our ability to introduce new products for the wireless market. Introduction of new products and product enhancements will require coordination of our efforts with those of our suppliers to rapidly achieve volume production. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our revenues may be reduced and our business may be harmed. We cannot assure you that product introductions will meet the anticipated release schedules.

OUR REVENUES MAY FLUCTUATE EACH QUARTER DUE TO BOTH DOMESTIC AND INTERNATIONAL SEASONAL TRENDS.

     We have experienced and expect to continue to experience seasonality in sales of our connectivity products. These seasonal trends materially affect our quarter-to-quarter operating results. Our revenues are typically higher in the third and fourth quarters due to the back-to-school and holiday as well as purchasers of PCs making purchase decisions based on their calendar year-end budgeting requirements.

     We are currently expanding our sales in international markets, particularly in Asia, Europe. To the extent that our revenues in Asia, Europe or other parts of the world increase in future periods, we expect our period-to-period revenues to reflect seasonal buying patterns in these markets.

ANY DELAYS IN OUR NORMALLY LENGTHY SALES CYCLES COULD RESULT IN CUSTOMERS CANCELING PURCHASES OF OUR PRODUCTS.

     Sales cycles for our products with major customers are lengthy, often lasting nine months or longer. In addition, it can take an additional nine months or more before a customer commences volume production of equipment that incorporates our products. Sales cycles with our major customers are lengthy for a number of reasons:

     - our original equipment manufacturer customers usually complete a lengthy technical evaluation of our products, over which we have no control, before placing a purchase order,

     - the commercial integration of our products by an original equipment manufacturer is typically limited during the initial release to evaluate product performance, and

     - the development and commercial introduction of products incorporating new technologies frequently are delayed.

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

     Our success is heavily dependent upon our proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting our proprietary rights may not be adequate. We have over 80 patents granted or pending addressing both essential ITU and non-essential technologies. These patents may never be issued. These patents, both issued and pending, may not provide sufficiently broad protection against third party infringement lawsuits or they may not prove enforceable in actions against alleged infringers.

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

     We have recently settled two significant patent infringement lawsuits, as described in more detail in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 in this Form 10-K. We entered into a settlement agreement with ESS on February 5, 2002. The settlement requires ESS to make an initial license payment of $2.0 million and future royalty payments to us based on the terms under the settlement agreement. On March 19, 2002, Townshend entered into a settlement agreement with us, which settled the Federal Court Action and State Court Action. Under the Settlement Agreement, terms of the settlement are confidential. The Settlement Agreement requires us to make a cash royalty payment of $14.3 million related to past liability and prepayment of future liabilities to Townshend based on terms under the Settlement Agreement. See discussion under "Contingencies" in Note 11 for the impact of settlement on our financial position and results of operations.

     We have also received communications from Agere Systems and 3Com, and may receive communications from other third parties in the future, asserting that our products infringe on their intellectual property rights, that our patents are unenforceable or that we have inappropriately licensed our intellectual property to third parties. These claims could affect our relationships with existing customers and may prevent potential future customers from purchasing our products or licensing our technology. Because we depend upon a limited number of products, any claims of this kind, whether they are with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. In the event that we do not prevail in litigation, we could be prevented from selling our products or be required to enter into royalty or licensing agreements on terms which may not be acceptable to us. We could also be prevented from selling our products or be required to pay substantial monetary damages. Should we cross license our intellectual property in order to obtain licenses, we may no longer be able to offer a unique product. To date, we have not obtained any licenses from Agere Systems and 3Com.

     New patent applications may be currently pending or filed in the future by third parties covering technology that we use currently or may use in the future. Pending U.S. patent applications are confidential until patents are issued, and thus it is impossible to ascertain all possible patent infringement claims against us. We believe that several of our competitors, including Agere Systems and Texas Instruments, may have a strategy of protecting their market share by filing intellectual property claims against their competitors and may assert claims against us in the future. The legal and other expenses and diversion of resources associated with any such litigation could result in a decrease in our revenues and cash.

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

     We recorded an accrual for estimated future royalty payments for relevant technology of others used in our product offerings in accordance with SFAS No. 5, "Accounting for Contingencies." The estimated royalties accrual reflects management's broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements and/or ongoing royalties based upon our judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. Accordingly, the royalties accrual reflects estimated costs of settling claims rather than continuing to defend our legal positions, and is not intended to be, nor should it be interpreted as, an admission of infringement of intellectual property, valuation of damages suffered by any third parties or any specific terms that management has predetermined to agree to in the event of a settlement offer. We have accrued our best estimate of the amount of royalties payable for royalty agreements already signed, agreements that are in negotiation and unasserted but probable claims of others using advice from third party technology advisors and historical settlements. Should the final license agreements result in royalty rates significantly higher than our current estimates, our business, operating results and financial condition could be materially and adversely affected.

COMPETITION IN THE CONNECTIVITY MARKET IS INTENSE, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, THE DEMAND FOR OUR PRODUCTS MAY BE REDUCED.

     The connectivity device market is intensely competitive. We may not be able to compete successfully against current or potential competitors. Our current competitors include Agere Systems, Boardcom, Conexant, ESS Technology and Smart Link. We expect competition to increase in the future as current competitors enhance their product offerings, new suppliers enter the connectivity device market, new communication technologies are introduced and additional networks are deployed.

     We may in the future also face competition from other suppliers of products based on broadband and/or wireless technologies or on emerging communication technologies, which may render our existing or future products obsolete or otherwise unmarketable. We believe that these competitors may include 3Com, Alcatel, Analog Devices, GlobespanVirata, Intersil and Proxim.

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

     Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of December 31, 2001, we employed a total of 47 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets will be impaired.

WE MAY HAVE TO CONTINUE TO REDUCE OUR HEADCOUNT, WHICH MAY HINDER OUR ABILITY TO DEVELOP AND GROW OUR BUSINESS, WHICH MAY ULTIMATELY AFFECT OUR ABILITY TO BECOME PROFITABLE.

     In 2001, we reduced our workforce by 90 employees. If economic conditions and the PC market do not improve, or if we decide to pursue new business structures or focus on different sectors, we may need to reduce our workforce even further. This may result in, as it has in the past, additional charges and costs relating to severance and employment costs, as well as the closure of excess facilities. If such an action is taken, it may temporarily inhibit our ability to develop new products or become profitable.

FAILURE TO MANAGE OUR TECHNOLOGICAL AND PRODUCT GROWTH COULD STRAIN OUR MANAGEMENT, FINANCIAL AND ADMINISTRATIVE RESOURCES.

     Our ability to successfully sell our products and implement our business plan in rapidly evolving markets requires an effective management planning process. Future product expansion efforts could be expensive and put a strain on our management by significantly increasing the scope of their responsibilities and by increasing the demands on their management abilities during periods of constrained spending. We are focusing on the wireless areas as well as placing substantial effort on sustaining our leadership position in the analog modem space. To effectively manage our growth in these new technologies, we must enhance our marketing, sales, research and development areas. With revenues either stabilizing or declining, these efforts will have to be accomplished with limited funding. This will require management to effectively manage significant technological advancement within reduced budgets.

WE RELY ON INDEPENDENT COMPANIES TO MANUFACTURE, ASSEMBLE AND TEST OUR PRODUCTS. IF THESE COMPANIES DO NOT MEET THEIR COMMITMENTS TO US, OUR ABILITY TO SELL PRODUCTS TO OUR CUSTOMERS WOULD BE IMPAIRED.

     We do not have our own manufacturing, assembly or testing operations. Instead, we rely on independent companies to manufacture, assemble and test the semiconductor chips that are integral components of our products. Most of these companies are located outside of the United States. There are many risks associated with our relationships with these independent companies, including reduced control over:

     - delivery schedules,

     - quality assurance,

     - manufacturing costs,

     - capacity during periods of excess demand, and

     - access to process technologies.

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

     We design, market and sell application specific integrated circuits and outsource the manufacturing and assembly of the integrated circuits to third party fabricators. The majority of our products and related components are manufactured by four principal companies: Taiwan Semiconductor Manufacturing Corporation, Kawasaki/LSI, ADMTek and Silicon Labs. We expect to continue to rely upon these third parties for these services. Currently, the data access arrangement chips used in our soft modem products are provided by a sole source, Silicon Labs, on a purchase order basis, and we have only a limited guaranteed supply of data access arrangement chips through a long-term business arrangement with Silicon Labs. We have no guaranteed supply or long-term contract agreements with any other of our suppliers. Although we believe that we would be able to qualify an alternative manufacturing source for data access arrangement chips within a relatively short period of time, this transition, if necessary, could result in loss of purchase orders or customer relationships, which could result in decreased revenues. As of December 31, 2001, we have outstanding firm inventory purchase order commitments of $3.0 million with our major suppliers, of which $2.3 million was accrued as inventory losses.

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

OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS CAN BE ADVERSELY AFFECTED IF TAX AUTHORITIES CHALLENGE US AND THE TAX CHALLENGES RESULT IN UNFAVORABLE OUTCOMES.

     We currently operate with subsidiaries in the Cayman Islands and Japan as well as branch offices in Taiwan, Korea and France. The complexities brought on by operating in several different tax jurisdictions inevitably leads to an increased exposure to worldwide tax challenges. Should the tax authorities challenge us and the tax challenges result in unfavorable outcomes, our operating results and financial position could be materially and adversely affected.

                         RISKS RELATED TO OUR INDUSTRY

IF THE MARKET FOR PRODUCTS USING OUR HSP TECHNOLOGY DOES NOT GROW AS WE PLAN, OR IF OUR PRODUCTS ARE NOT ACCEPTED IN THESE MARKETS, OUR REVENUES MAY BE ADVERSELY AFFECTED.

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

     In 2000, we introduced our Solsis(TM) modem for the embedded Internet access market. We anticipate sales of this product to grow and become an important component in our product mix. However, if the non-PC Internet appliance market does not accept our product or if demand for embedded analog modems is weaker than projected, our revenues can be adversely affected.

OUR INDUSTRY IS CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGIES. IF WE ARE NOT SUCCESSFUL IN RESPONSE TO RAPIDLY CHANGING TECHNOLOGIES, OUR PRODUCTS MAY BECOME OBSOLETE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

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

     The market for high speed Internet connectivity is also characterized by rapidly changing technologies and strong competition, such as broadband and wireless solutions, which provide higher modem speeds and faster Internet access. While these alternative technologies offer much faster data rates, they are comparatively more costly than analog modems. They are also not as widely available in the world markets. We will continue to evaluate, develop and introduce technologically advanced products that will position the company for possible growth in the Internet access market. If we are not successful in response to rapidly changing technologies, our products may become obsolete and we may not be able to compete effectively.

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

     Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in or near our principal headquarters in Milpitas, California. California has experienced power outages due to a shortage in the supply of power within the state. In anticipation of continuing power shortages, the electric utility industry in California has warned power consumers to expect rolling blackouts throughout the state, particularly during the summer months when power usage peaks. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. Although the blackouts we have experienced to date have not materially impacted our business, an increase in the frequency or length of the blackouts could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Furthermore, the deregulation of the energy industry has caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase, as the majority of our facilities are located in California.

                       RISKS RELATED TO OUR COMMON STOCK

OUR STOCK PRICE MAY BE VOLATILE BASED ON A NUMBER OF FACTORS, SOME OF WHICH ARE NOT IN OUR CONTROL.

     The trading price of our common stock has been highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

     - actual or anticipated variations in quarterly operating results,

     - announcements of technological innovations,

     - new products or services offered by us or our competitors,

     - changes in financial estimates by securities analysts,

     - conditions or trends in our industry,

     - our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

     - additions or departures of key personnel,

     - mergers and acquisitions, and

     - sales of common stock by us or our stockholders.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  PCTEL, INC.

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   31
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   32
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................   33
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..............   34
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................   35
Notes to the Consolidated Financial Statements..............   36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PCTEL, Inc.:

     We have audited the accompanying consolidated balance sheets of PCTEL, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCTEL, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

                                          ARTHUR ANDERSEN LLP

San Jose, California
January 22, 2002
(except with respect to the matters
discussed in Note 11, as to which
the date is March 27, 2002)

                                  PCTEL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 38,393       $ 25,397
  Short-term investments....................................      87,235         92,983
  Accounts receivable, net of allowance for doubtful
     accounts of $787 and $5,043, respectively..............       2,849         24,112
  Inventories, net..........................................       2,870         13,837
  Prepaid expenses and other assets.........................       5,055          4,369
  Deferred tax asset........................................         400          3,322
                                                                --------       --------
          Total current assets..............................     136,802        164,020
PROPERTY AND EQUIPMENT, net.................................       2,769          4,722
GOODWILL AND OTHER INTANGIBLE ASSETS, net...................         384         21,662
DEFERRED TAX ASSET..........................................          --          2,333
OTHER ASSETS................................................         228            219
                                                                --------       --------
TOTAL ASSETS................................................    $140,183       $192,956
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $  4,944       $  9,142
  Accrued royalties.........................................      12,343         11,656
  Income taxes payable......................................       5,573          3,417
  Accrued compensation and benefits.........................         983          2,464
  Accrued warranty..........................................         283          3,520
  Accrued inventory purchase commitments....................       2,325             --
  Accrued customer rebates..................................       2,051             --
  Accrued restructuring.....................................       1,426             --
  Other accrued liabilities.................................       2,353          2,910
                                                                --------       --------
          Total current liabilities.........................      32,281         33,109
  Long-term accrued restructuring...........................         141             --
                                                                --------       --------
          Total liabilities.................................      32,422         33,109
                                                                --------       --------
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 50,000,000 shares
     authorized, 19,665,486 and 18,817,796 shares issued and
     outstanding at December 31, 2001 and 2000,
     respectively...........................................          20             19
  Additional paid-in capital................................     150,319        146,461
  Deferred stock compensation...............................      (1,158)        (2,894)
  Retained earnings (deficit)...............................     (42,232)        15,987
  Accumulated other comprehensive income....................         812            274
                                                                --------       --------
          Total stockholders' equity........................     107,761        159,847
                                                                --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $140,183       $192,956
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2001      2000      1999
                                                              --------   -------   -------
REVENUES....................................................  $ 40,971   $97,183   $76,293
COST OF REVENUES............................................    27,899    53,940    39,428
INVENTORY LOSSES............................................    10,920        --        --
                                                              --------   -------   -------
GROSS PROFIT................................................     2,152    43,243    36,865
                                                              --------   -------   -------
OPERATING EXPENSES:
  Research and development..................................    11,554    14,130    10,317
  Sales and marketing.......................................    10,926    14,293    10,523
  General and administrative................................    14,023     8,058     5,459
  Acquired in-process research and development..............        --     1,600        --
  Amortization of goodwill and intangible assets............     3,068     2,638        --
  Impairment of goodwill and intangible assets..............    16,775        --        --
  Restructuring charges.....................................     3,787        --        --
  Amortization of deferred stock compensation...............     1,081     1,308       790
                                                              --------   -------   -------
          Total operating expenses..........................    61,214    42,027    27,089
                                                              --------   -------   -------
INCOME (LOSS) FROM OPERATIONS...............................   (59,062)    1,216     9,776
                                                              --------   -------   -------
OTHER INCOME, NET:
  Interest expense..........................................        --      (131)   (1,449)
  Interest income...........................................     6,154     7,419     1,720
                                                              --------   -------   -------
          Total other income, net...........................     6,154     7,288       271
                                                              --------   -------   -------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.............   (52,908)    8,504    10,047
PROVISION FOR INCOME TAXES..................................     5,311     2,366     3,014
                                                              --------   -------   -------
NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS.................   (58,219)    6,138     7,033
Extraordinary loss, net of income taxes.....................        --        --    (1,611)
                                                              --------   -------   -------
NET INCOME (LOSS)...........................................  $(58,219)  $ 6,138   $ 5,422
                                                              ========   =======   =======
Basic earnings per share before extraordinary loss..........  $  (3.02)  $  0.34   $  1.33
Basic earnings per share after extraordinary loss...........  $     --   $    --   $  1.03
Shares used in computing basic earnings per share...........    19,275    18,011     5,287

Diluted earnings per share before extraordinary loss........  $  (3.02)  $  0.30   $  0.48
Diluted earnings per share after extraordinary loss.........  $     --   $    --   $  0.37
Shares used in computing diluted earnings per share.........    19,275    20,514    14,666

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                               PREFERRED STOCK    COMMON STOCK     ADDITIONAL     DEFERRED     RETAINED
                                               ---------------   ---------------    PAID-IN        STOCK       EARNINGS
                                               SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     COMPENSATION   (DEFICIT)
                                               ------   ------   ------   ------   ----------   ------------   ---------
BALANCE, DECEMBER 31, 1998...................   8,511     $9      2,412    $ 2      $ 10,915      $  (214)     $  4,427
  Deferred stock compensation for stock
    option grants............................      --     --         --     --         5,432       (5,432)           --
  Amortization of deferred stock
    compensation.............................      --     --         --     --            --          790            --
  Issuance of common stock from initial
    public offering..........................      --     --      5,290      6        83,629           --            --
  Issuance of common stock on exercise of
    stock options............................      --     --        346     --           399           --            --
  Conversion of preferred stock to common
    stock....................................  (8,511)    (9)     8,511      9            --           --            --
  Issuance of common stock from warrant
    exercises................................      --     --          1     --            11           --            --
  Costs incurred related to initial public
    offering.................................      --     --         --     --        (1,140)          --            --
  Grant of stock options to non-employees....      --     --         --     --            88           --            --
  Net income.................................      --     --         --     --            --           --         5,422
  Unrealized loss on available-for-sale
    securities...............................      --     --         --     --            --           --            --
                                               ------     --     ------    ---      --------      -------      --------
BALANCE, DECEMBER 31, 1999...................      --     --     16,560     17        99,334       (4,856)        9,849
  Reversal of deferred stock compensation for
    terminated employees.....................      --     --         --     --          (654)         654            --
  Amortization of deferred stock
    compensation.............................      --     --         --     --            --        1,308            --
  Issuance of common stock on exercise of
    stock options............................      --     --      1,193      1         4,614           --            --
  Rescission of stock option exercise........      --     --        (30)    --           (14)          --            --
  Issuance of common stock from purchase of
    ESPP shares..............................      --     --         37     --           834           --            --
  Issuance of common stock from secondary
    offering.................................      --     --        650      1        28,713           --            --
  Issuance of common stock from warrant
    exercises................................      --     --        159     --             8           --            --
  Issuance of common stock to acquire
    businesses...............................      --     --        249     --        14,640           --            --
  Costs incurred related to initial public
    offering.................................      --     --         --     --          (337)          --            --
  Costs incurred related to secondary
    offering.................................      --     --         --     --          (677)          --            --
  Net income.................................      --     --         --     --            --           --         6,138
  Unrealized gain on available-for-sale
    securities...............................      --     --         --     --            --           --            --
                                               ------     --     ------    ---      --------      -------      --------
BALANCE, DECEMBER 31, 2000...................      --     --     18,818     19       146,461       (2,894)       15,987
  Reversal of deferred stock compensation for
    terminated employees.....................      --     --         --     --        (1,572)       1,572            --
  Extended vesting for ex-officers...........      --     --         --     --            12           --            --
  Amortization of deferred stock
    compensation.............................      --     --         --     --            --        1,081            --
  Issuance of common stock on exercise of
    stock options............................      --     --        620      1         2,208           --            --
  Issuance of restricted common stock........      --     --        235     --         1,776       (1,776)           --
  Issuance of common stock from purchase of
    ESPP shares..............................      --     --        107     --           818           --            --
  Cancellation of restricted common stock....      --     --       (115)    --          (859)         859            --
  Tax benefit from stock option exercises....      --     --         --     --         1,475           --            --
  Net loss...................................      --     --         --     --            --           --       (58,219)
  Unrealized gain on available-for-sale
    securities...............................      --     --         --     --            --           --            --
                                               ------     --     ------    ---      --------      -------      --------
BALANCE, DECEMBER 31, 2001...................      --     $--    19,665    $20      $150,319      $(1,158)     $(42,232)
                                               ======     ==     ======    ===      ========      =======      ========

                                                ACCUMULATED
                                                   OTHER
                                               COMPREHENSIVE       TOTAL
                                                  INCOME       STOCKHOLDERS'
                                                  (LOSS)          EQUITY
                                               -------------   -------------
BALANCE, DECEMBER 31, 1998...................      $ --          $ 15,139
  Deferred stock compensation for stock
    option grants............................        --                --
  Amortization of deferred stock
    compensation.............................        --               790
  Issuance of common stock from initial
    public offering..........................        --            83,635
  Issuance of common stock on exercise of
    stock options............................        --               399
  Conversion of preferred stock to common
    stock....................................        --                --
  Issuance of common stock from warrant
    exercises................................        --                11
  Costs incurred related to initial public
    offering.................................        --            (1,140)
  Grant of stock options to non-employees....        --                88
  Net income.................................        --             5,422
  Unrealized loss on available-for-sale
    securities...............................       (66)              (66)
                                                   ----          --------
BALANCE, DECEMBER 31, 1999...................       (66)          104,278
  Reversal of deferred stock compensation for
    terminated employees.....................        --                --
  Amortization of deferred stock
    compensation.............................        --             1,308
  Issuance of common stock on exercise of
    stock options............................        --             4,615
  Rescission of stock option exercise........        --               (14)
  Issuance of common stock from purchase of
    ESPP shares..............................        --               834
  Issuance of common stock from secondary
    offering.................................        --            28,714
  Issuance of common stock from warrant
    exercises................................        --                 8
  Issuance of common stock to acquire
    businesses...............................        --            14,640
  Costs incurred related to initial public
    offering.................................        --              (337)
  Costs incurred related to secondary
    offering.................................        --              (677)
  Net income.................................        --             6,138
  Unrealized gain on available-for-sale
    securities...............................       340               340
                                                   ----          --------
BALANCE, DECEMBER 31, 2000...................       274           159,847
  Reversal of deferred stock compensation for
    terminated employees.....................        --                --
  Extended vesting for ex-officers...........        --                12
  Amortization of deferred stock
    compensation.............................        --             1,081
  Issuance of common stock on exercise of
    stock options............................        --             2,209
  Issuance of restricted common stock........        --                --
  Issuance of common stock from purchase of
    ESPP shares..............................        --               818
  Cancellation of restricted common stock....        --                --
  Tax benefit from stock option exercises....        --             1,475
  Net loss...................................        --           (58,219)
  Unrealized gain on available-for-sale
    securities...............................       538               538
                                                   ----          --------
BALANCE, DECEMBER 31, 2001...................      $812          $107,761
                                                   ====          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001       2000        1999
                                                              --------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(58,219)  $   6,138   $  5,422
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Acquired in-process research and development............        --       1,600         --
    Depreciation and amortization...........................     6,731       6,441      2,835
    Impairment of goodwill and intangible assets............    16,775          --         --
    Loss on disposal of property and equipment..............       574          --         --
    Amortization of deferred debt charge....................        --          --      1,550
    Provision for (recovery of) allowance for doubtful
     accounts...............................................    (1,574)      3,677      1,674
    Provision for excess and obsolete inventories...........       452         918      1,121
    (Increase) decrease in deferred tax asset...............     5,255         165     (1,371)
    Amortization of deferred stock compensation.............     1,081       1,308        790
    Grant or extended vesting of stock options to
     non-employees..........................................        12          --         88
    Tax benefit from stock option exercises.................     1,475          --         --
  Changes in operating assets and liabilities, net of
    acquisitions:
    (Increase) decrease in accounts receivable..............    22,745     (20,627)     4,702
    (Increase) decrease in inventories......................    10,426      (8,924)    (4,789)
    Increase in prepaid expenses and other assets...........      (704)     (1,872)    (2,300)
    Increase (decrease) in accounts payable.................    (4,197)      1,952      1,985
    Increase in accrued royalties...........................       687       3,788      2,724
    Increase in income taxes payable........................     2,156         127      2,083
    Increase in other accrued liabilities...................       527          94      5,027
    Increase in long-term accrued restructuring.............       141          --         --
                                                              --------   ---------   --------
      Net cash provided by (used in) operating activities...     4,343      (5,215)    21,541
                                                              --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment...........      (702)     (3,044)    (2,729)
  Proceeds from disposal of property and equipment..........        74          --         --
  Purchase of available-for-sale investments................   (75,808)   (109,611)   (53,651)
  Proceeds from sales and maturities of available-for-sale
    investments.............................................    82,094      70,553         --
  Purchase of businesses, net of cash acquired..............       (32)     (5,134)        --
                                                              --------   ---------   --------
      Net cash provided by (used in) investing activities...     5,626     (47,236)   (56,380)
                                                              --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations...........        --          --        (36)
  Principal payments on notes payable.......................        --          --    (16,313)
  Proceeds from issuance of common stock....................     3,027      34,157     84,045
  Costs incurred related to initial public offering.........        --        (337)    (1,140)
  Costs incurred related to secondary public offering.......        --        (677)        --
                                                              --------   ---------   --------
      Net cash provided by financing activities.............     3,027      33,143     66,556
                                                              --------   ---------   --------
Net increase (decrease) in cash and cash equivalents........    12,996     (19,308)    31,717
Cash and cash equivalents, beginning of year................    25,397      44,705     12,988
                                                              --------   ---------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 38,393   $  25,397   $ 44,705
                                                              ========   =========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest....................................  $     --   $      --   $  1,449
  Cash paid for income taxes................................  $    297   $   2,047   $  2,163
  Increases (decreases) to deferred stock compensation,
    net.....................................................  $    655   $    (654)  $  5,432
  Acquisition of businesses for stock.......................  $     --   $  14,640   $     --
  Issuance of restricted common stock, net of
    cancellations...........................................  $    917   $      --   $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED: DECEMBER 31, 2001

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND OPERATIONS OF THE COMPANY

     We were originally incorporated in California in February 1994 and in July 1998, we reincorporated in Delaware. We are a leading provider of software-based high speed connectivity solutions to individuals and businesses worldwide. We design, develop, produce and market advanced high performance, low cost modems that are flexible and upgradable, with functionality that can include data/fax transmission at various speeds, and telephony features. Our soft modem products consist of a hardware chipset containing a proprietary host signal processing software architecture which utilizes the computational and processing resources of a host central processor, effectively replacing special-purpose hardware required in conventional hardware-based modems. Together, the combination of the chipset and software drivers are a component part within a computer which allows for telecommunications connectivity. By replacing hardware with a software solution, our host signal processing technology lowers costs while enhancing capabilities.

     We are subject to certain risks including the impact of the recent economic slowdown, concentration of sales among a limited number of customers, concentration of sales in Asia, the Company's ability to develop and successfully introduce new and enhanced products, the outcome of ongoing and potential litigation involving intellectual property, competition from larger, more established companies and dependence on key suppliers.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

  CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

     We use the United States dollar for our financial statements, even for our subsidiaries in foreign countries with the exception of our Japanese subsidiary where the functional currency is Japanese Yen. All gains and losses resulting from transactions originally in foreign currencies and then translated into US dollars are included in net income. Assets and liabilities of our Japanese operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Operations and translation adjustments have not been material to date. As of December 31, 2001, we had subsidiaries in the Cayman Islands, Japan and Taiwan. These consolidated financial statements include the accounts of PCTEL and our subsidiaries after eliminating intercompany accounts and transactions.

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

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

                               for-sale because they are marketable and we have the option to sell them before they mature.

                               As of December 31, 2001, short-term investments consisted of high-grade corporate securities with maturity dates of approximately five months to two years.

                               These investments are recorded at market price and any unrealized holding gains and losses (based on the difference between market price and book value) are reflected as other comprehensive income/loss in the stockholders' equity section of the balance sheet. We have accumulated a $812,000 unrealized holding gain as of December 31, 2001. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income and have not been significant to date. Interest and dividends of all securities are included in interest income.

  CONCENTRATIONS AND RISKS

     Financial instruments that potentially subject us to concentration and credit risk consist primarily of short-term investments and trade receivables.

     To mitigate credit risk related to short-term investments, we have an investment policy to preserve the value of capital and generate interest income from these investments without undue exposure to risk. Market risk is the potential loss due to the change in value of a financial instrument due to interest rates or equity prices. We try to moderate this risk in two ways. First, our investment portfolio is divided between Banc of America Securities and Salomon Smith Barney. By using two independent investment banking firms, we believe we have improved market visibility. Secondly, we independently review market pricing on a periodic basis based upon directly managing a limited amount of funds we use for operations which are not managed by our funds' managers.

     For trade receivables, credit risk is the potential for a loss due to a customer not meeting its payment obligations. Estimates are used in determining an allowance for amounts which we may not be able to collect based on current trends, the length of time receivables are past due and historical collection experience. We moderate this risk by establishing and reviewing credit limits, monitoring those limits and making updates as required. Provisions for and recovery of bad debts are recorded against revenue in our consolidated statements of operations.

     Our customers are concentrated in the personal computer industry and modem board manufacturer industry segment and in certain geographic locations. We actively market and sell products in Asia. We perform ongoing evaluations of our customers' financial condition and generally require no collateral. As of December 31, 2001, approximately 89% of gross accounts receivable were concentrated with five customers. As of December 31, 2000, approximately 64% of gross accounts receivable were concentrated with four customers.

     For the years ended December 31, 2001, 2000 and 1999, we purchased integrated circuits from a limited number of vendors. If these vendors are unable to provide integrated circuits in a timely manner and we are unable to find alternative vendors, our business, operating results and financial condition could be adversely affected.

     The majority of our revenues are derived from a limited number of products utilizing host signal processing technology. The market for these products is characterized by frequent transitions in which

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay in bringing a new product to market could adversely affect our operating results.

  INVENTORIES

     Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of December 31, 2001 and 2000 were composed of finished goods only. We regularly monitor inventory quantities on hand and, based on our current estimated requirements, it was determined that there was excess inventory and those excess amounts were fully reserved as of December 31, 2001 and 2000. Due to competitive pressures and technological innovation, it is possible that these estimates could change in the near term.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized over the corresponding lease term.

     Property and equipment consists of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Computer and office equipment...............................  $ 5,528   $ 6,753
Furniture and fixtures......................................      333       541
Leasehold improvements......................................      341       251
Other.......................................................       --        78
                                                              -------   -------
          Total property and equipment......................    6,202     7,623
Less: Accumulated depreciation and amortization.............   (3,433)   (2,901)
                                                              -------   -------
          Property and equipment, net.......................  $ 2,769   $ 4,722
                                                              =======   =======

  SOFTWARE DEVELOPMENT COSTS

     We account for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Our products include a software component. To date, we have expensed all software development costs because these costs were incurred prior to the products reaching technological feasibility.

  REVENUE RECOGNITION

     Revenues consist primarily of sales of products to OEMs and distributors. Revenues from sales to customers are recognized upon shipment when title and risk of loss passes to the customers, unless we have future obligations or have to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been achieved. We provide for estimated sales returns and customer rebates related to sales to OEMs at the time of shipment. Customer rebates are recorded against receivables to the extent that the gross amount has not been collected by the end customer. Once the gross amount has been collected, the accrued customer rebate is then reclassified to liabilities. As of December 31, 2001 and 2000, we have an allowance for customer rebates against accounts receivable of $200,000 and $6.8 million, respectively, and accrued customer rebates of $2.1 million and $0, respectively,

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

presented as current liabilities on the balance sheet. Accrued customer rebates will be paid to the customers, upon request, in the future unless they are forfeited by the customer. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to end-users. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 60 days after shipment.

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

  INCOME TAXES

     We provide for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against assets which are not likely to be realized. As of December 31, 2001, we have deferred tax assets, net of valuation allowances, of $400,000.

  STOCK-BASED COMPENSATION

     We account for stock-based awards to employees in accordance with the Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees". We have adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, if the exercise price of our employee stock options equals or exceeds the market value of the underlying stock on the date of grant, no compensation expense is recorded. However, if the stock option price is less than market value, a stock based compensation charge is required. We have included the pro forma disclosures required under SFAS No. 123 in Note 9. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

  EARNINGS PER SHARE

     We compute earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, less shares subject to repurchase. Diluted earnings per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of preferred stock using the "if converted" method and stock options and warrants using the treasury stock method. Preferred stock, common stock options and warrants are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants excluded from the calculations of diluted net loss per share were 200,000 for the year ended December 31, 2001.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999, respectively (in thousands, except per share data):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
Net income (loss).....................................  $(58,219)  $  6,138   $ 5,422
                                                        ========   ========   =======
Basic earnings (loss) per share:
  Weighted average common shares outstanding..........    19,298     18,011     5,287
  Less: Weighted average shares subject to
     repurchase.......................................       (23)       (--)      (--)
                                                        --------   --------   -------
  Weighted average common shares outstanding..........    19,275     18,011     5,287
                                                        --------   --------   -------
Basic earnings (loss) per share.......................  $  (3.02)  $   0.34   $  1.03
                                                        ========   ========   =======
Diluted earnings (loss) per share:
  Weighted average common shares outstanding..........    19,275     18,011     5,287
  Weighted average common stock option grants and
     outstanding warrants.............................        --      2,503     2,603
  Weighted average preferred stock outstanding........        --         --     6,776
                                                        --------   --------   -------
  Weighted average common shares and common stock
     equivalents outstanding..........................    19,275     20,514    14,666
                                                        --------   --------   -------
Diluted earnings (loss) per share.....................  $  (3.02)  $   0.30   $  0.37
                                                        ========   ========   =======

  GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets are amortized using the straight-line method over useful lives of 2 to 5 years. As of December 31, 2001 and 2000, accumulated amortization of goodwill and intangible assets was $48,000 and $7.0 million, respectively.

  ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

     We assess the need to record impairment losses on long-lived assets used in operations when indicators of impairment are present such as a significant industry downturn, significant decline in the market value of the Company or significant reductions in projected future cash flows. On an on-going basis, we review the value and period of amortization or depreciation of long-lived assets. During this review, the significant assumptions used in determining the original cost of long-lived assets are reevaluated. We then determine whether there has been a permanent impairment of the value of long-lived assets by comparing future estimated undiscounted cash flows to the asset's carrying value. If the carrying value of the asset exceeds the estimated future undiscounted cash flows, a loss is recorded as the excess of the asset's carrying value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

     Due to the recent economic downturn, we determined that a portion of the remaining goodwill from the CSD acquisition and all of the remaining goodwill and intangibles from the Voyager and BlueCom acquisitions have been impaired. As such, an impairment charge of $16.8 million was recorded in fiscal 2001. See
Note 5 for further discussions.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

  COMPREHENSIVE INCOME

     The following table provides the calculation of other comprehensive income for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                             2001      2000     1999
                                                           --------   ------   ------
Net income (loss)........................................  $(58,219)  $6,138   $5,422
Other comprehensive income:
  Unrealized gains (loss) on available-for-sale
     securities..........................................       538      340      (66)
                                                           --------   ------   ------
Comprehensive income (loss)..............................  $(57,681)  $6,478   $5,356
                                                           ========   ======   ======

  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are subject to at least an annual assessment for impairment applying a fair-value based test. Effective January 1, 2002, existing goodwill will no longer be amortized. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Upon adoption of SFAS No. 142 on January 1, 2002, we will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $192,000, based on anticipated amortization for 2002.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. The Statement will be effective for fiscal years beginning after December 15, 2001. We do not expect that the adoption of SFAS No. 144 will have a material impact on our financial position or results of operations.

  RECLASSIFICATIONS

     Certain amounts in prior years have been reclassified to conform with the current period presentation.

2. SHORT-TERM INVESTMENTS

     We invest in high quality, short-term investments, which we classify as available-for-sale. There were no significant differences between amortized cost and estimated fair value of these short-term investments at December 31, 2001 and 2000. The following table presents the estimated fair value breakdown of investment securities by major security type (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Commercial paper............................................  $    --   $17,997
U.S. Government obligations.................................    6,899     7,760
Corporate bonds.............................................   80,336    67,226
                                                              -------   -------
          Total short-term investments......................  $87,235   $92,983
                                                              =======   =======

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

     As of December 31, 2001, $25.6 million of the short-term investments have maturity dates of less than one year and $61.6 million have maturity dates of one to five years. All of our short-term investments are classified as current assets because they are marketable and we have the option to sell them before they mature.

3. ACQUISITIONS

  BLUECOM TECHNOLOGY CORP.

     On December 14, 2000, we completed the acquisition of BlueCom, a Taiwanese Company specializing in the innovation, development and marketing of MMX Signal Processing (MSP) technology. Under the terms of the agreement, the former shareholders of BlueCom received 11,245 shares of our common stock and $1,557,770 of cash in exchange for all shares of BlueCom common stock.

     The purchase price of BlueCom was allocated based upon the estimated fair value of the assets acquired and liabilities assumed, which approximated book value. The following table summarizes the components of the total purchase price and the allocation (in thousands).

Cash........................................................  $1,557
Fair value of 11,245 shares of our common stock.............     322
Acquisition costs...........................................      71
                                                              ------
          Total purchase price..............................   1,950
Less: Net assets acquired...................................    (170)
                                                              ------
          Acquired intangibles and goodwill.................  $1,780
                                                              ======

     The acquisition was accounted for under the purchase method of accounting. Under this method, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price. In this circumstance, the difference was $1.8 million which was attributed to goodwill ($1,124,000) and a covenant not to compete ($656,000). We classified this balance of $1.8 million as goodwill and other intangible assets, net, in the accompanying consolidated balance sheets and were amortizing it over useful lives of two to five years prior to the impairment recorded in the quarter ended December 31, 2001 (see Note 5). We have included the results of BlueCom from the date of acquisition in the consolidated statements of operations.

  VOYAGER TECHNOLOGIES, INC.

     On February 24, 2000, we completed the acquisition of Voyager, a provider of personal connectivity and Internet access technology. Under the terms of the Agreement and Plan of Reorganization (the "Merger Agreement"), the former shareholders of Voyager received 237,272 shares of our common stock and $2,065,331 of cash in exchange for all shares of Voyager common stock. In addition, 645,157 vested and unvested options to purchase shares of Voyager common stock were converted into 49,056 options to purchase our common stock at the exchange ratio of 0.07604. Included in the 237,272 shares are 82,419 restricted shares of common stock issued to a Voyager shareholder. These shares are not subject to forfeiture under any circumstances and, thus, were considered in the determination of the purchase price at the date of acquisition.

     The purchase price of Voyager was allocated based upon the estimated fair value of the assets acquired and liabilities assumed, which approximated book value. The following table summarizes the components of the total purchase price and the allocation (in thousands).

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

Fair value of 237,272 shares of our common stock............  $11,814
Fair value of options for 49,056 shares of our common
  stock.....................................................    2,504
Cash........................................................    2,065
Settlement of outstanding claim.............................    1,500
Acquisition costs...........................................      687
                                                              -------
          Total purchase price..............................   18,570
Less: Net assets acquired...................................     (762)
                                                              -------
          Acquired intangibles and goodwill.................  $17,808
                                                              =======

     The acquisition was structured as a tax-free reorganization and was accounted for under the purchase method of accounting. Under this method, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price. In this circumstance, the difference was $17.8 million. We attributed $1.6 million of the excess purchase price to in-process research and development, which we expensed immediately, and the balance of $16.2 million was attributed to intellectual property ($0.5 million), workforce ($0.3 million) and goodwill ($15.4 million). We classified this balance of $16.2 million as goodwill and other intangible assets, net, in the accompanying consolidated balance sheets and were amortizing it over useful lives of five years prior to the impairment recorded in the quarter ended September 30, 2001 (see Note 5). We have included the results of Voyager from the date of acquisition in the consolidated statements of operations.

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

     The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

risk adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The risk-adjusted discount rate applied to the projects' cash flows was 15% for existing technology and 20% for the in-process technology. Based upon assessment of each in-process project's development stage, including relative difficulty of remaining development milestones, it was determined that application of a 20% discount rate was appropriate for all acquired in-process projects. The valuation includes cash inflows from in-process technology through 2005 with revenues commencing in 2000 and increasing significantly in 2001 before declining in 2005. The projected total revenue of Voyager was broken down to revenue attributable to the in-process technologies, existing technologies, core technology and future technology. The revenue attributable to core technology was determined based on the extent to which the in-process technologies rely on the already developed intellectual property. The Bluetooth and HomeRF projects were approximately 25% complete at the time of the valuation and the expected timeframe for achieving these product releases was assumed to be in the second half of 2000. The Direct Sequence Cordless project was approximately 65% complete at the time of the valuation and the expected time frame for achieving this product release was assumed to be in the second half of 2000. The Bluetooth/HomeRF Combo and Bluetooth/HomeRF/Direct Sequence projects were approximately 10% complete at the time of the valuation and the expected timeframe for achieving these product releases was assumed to be in the second half of 2000 and the first half of 2000, respectively. The Wireless Gas Tank Sensor and the Wireless Industrial Garage Door Opener projects were approximately 70% complete at the time of the valuation and the expected time frame for achieving these product releases was assumed to be 2001. The Wireless GPS was approximately 50% complete at the time of the valuation and the expected time frame for achieving this product release was assumed to be in the second half of 2000. The percentage complete calculations for all projects were estimated based on research and development expenses incurred to date and management estimates of remaining development costs. Significant remaining development efforts were to be completed in the next 6 to 18 months in order for Voyager's projects to become implemented in a commercially viable timeframe. Management's cash flow and other assumptions utilized at the time of acquisition did not materially differ from historical pricing/licensing, margin, and expense levels of the Voyager group prior to acquisition.

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

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Revenues....................................................  $97,785   $77,792
Net income..................................................  $ 7,668   $ 5,616
Diluted net income per share................................  $  0.37   $  0.38

4.  INVENTORY LOSSES

     Due to the changing market conditions, recent economic downturn and estimated future requirements, inventory valuation charges of $10.9 million were recorded in the second half of 2001. Of the $10.9 million, $2.3 million related to firm purchase order commitments with our major suppliers and the remaining

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

$8.6 million related to excess inventory on hand or disposed. As of December 31, 2001 and 2000, the allowance for obsolete inventory was $1.4 million and $2.5 million, respectively.

5.  IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

     On December 22, 1998, we acquired substantially all of the assets and assumed certain of the liabilities of CSD, a division of General DataComm, Inc., for a total purchase price of approximately $17 million. Of the excess purchase price of $16.8 million, we attributed $10.7 million as goodwill and other intangible assets.

     On February 24, 2000, we completed the acquisition of Voyager, a provider of personal connectivity and Internet access technology, for a total purchase price of approximately $18.6 million. Of the excess purchase price of $17.8 million, we attributed $16.2 million as goodwill and other intangible assets.

     On December 14, 2000, we completed the acquisition of BlueCom, one of Taiwan's industry leaders in the innovation, development and marketing of MSP technology, for a total purchase price of approximately $1.9 million. The excess purchase price of $1.8 million was attributed to goodwill and other intangible assets.

     In the second half of 2001, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we evaluated the recoverability of the long-lived assets, including intangibles, acquired from CSD, Voyager and BlueCom, and recorded impairment charges totaling $16.8 million. Due to the recent economic downturn, we determined that CSD's estimated future undiscounted cash flows were below the carrying value of CSD's long-lived assets. Accordingly, during the third quarter of 2001, we adjusted the carrying value of CSD's long-lived assets, primarily goodwill, to their estimated fair value of approximately $0.4 million, resulting in an impairment charge of approximately $4.5 million. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved. In regards to the goodwill and intangible assets acquired from Voyager, as a result of the recent corporate restructuring and reorganization, we determined that there are no future cash flows expected from this business. Accordingly, during the third quarter of 2001, we wrote off the carrying value of Voyager's long-lived assets, primarily goodwill, resulting in an impairment charge of approximately $11.1 million. In regards to the goodwill and intangible assets acquired from BlueCom, as a result of the recent corporate restructuring and reorganization, we determined that there are no future cash flows expected from this business. Accordingly, during the fourth quarter of 2001, we wrote off the carrying value of BlueCom's long-lived assets, resulting in an impairment charge of approximately $1.2 million.

6.  RESTRUCTURING CHARGES

     On February 8, 2001, we announced a series of actions to streamline support for our voiceband business and sharpen our focus on emerging growth sectors. These measures were part of a restructuring program to return the company to profitability and operational effectiveness and included a reduction in worldwide headcount of 7 research and development employees, 9 sales and marketing employees and 6 general and administrative employees, a hiring freeze and cost containment programs. On May 1, 2001, we announced a new business structure to provide for greater focus on our activities with a significantly reduced workforce. 13 research and development, 12 sales and marketing and 17 general and administrative positions were eliminated as part of this reorganization. In the fourth quarter of 2001, 7 research and development, 8 sales and marketing and 11 general and administrative positions were eliminated to further focus our business. In total, 90 positions were eliminated during the year ended December 31, 2001. The restructuring resulted in $3.8 million charges for the year ended December 31, 2001, consisting of severance and employment related

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

costs of $2.5 million and costs related to closure of excess facilities of $1.3 million as a result of the reduction in force. The following analysis sets forth the significant components of this charge:

                                          ACCRUAL                                   ACCRUAL
                                         BALANCE AT                                BALANCE AT
                                        DECEMBER 31,   RESTRUCTURING              DECEMBER 31,
                                            2000          CHARGE       PAYMENTS       2001
                                        ------------   -------------   --------   ------------
Severance and employment related
  costs...............................     $   --         $2,475        $1,896       $  579
Costs for closure of excess
  facilities..........................         --          1,312           324          988
                                           ------         ------        ------       ------
                                           $   --         $3,787        $2,220       $1,567
                                           ======         ======        ======       ======
Amount included in long-term
  liabilities.........................                                               $  141
                                                                                     ======
Amount included in short-term
  liabilities.........................                                               $1,426
                                                                                     ======

     Total severance and employment related costs of $2.5 million consisted of termination compensation and related benefits. Total costs for closure of excess facilities of $1.3 million consisted of future minimum lease payments and related costs on the excess and unused facilities as a result of our down sizing. We are in the process of locating a tenant to sublease the excess facilities for the remainder of the lease term. As of December 31, 2001, approximately $1.9 million of termination compensation and related benefits had been paid to terminated employees. The remaining accrual balance of $579,000 will be paid on various dates extending through October 2002. As of December 31, 2001, approximately $324,000 of lease payments and related costs had been paid to the landlord for the excess facilities. The remaining accrual balance of $988,000 will be paid monthly through February 2003.

7.  INCOME TAXES

     We utilize the liability method of accounting for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Under this method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

     The domestic and foreign components of our income (loss) before provision for income taxes and extraordinary loss were as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                            2001      2000     1999
                                                          --------   ------   -------
Domestic................................................  $(12,508)  $1,320   $ 2,151
Foreign.................................................   (40,400)   7,184     7,896
                                                          --------   ------   -------
                                                          $(52,908)  $8,504   $10,047
                                                          ========   ======   =======

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

     Our provision for income taxes consisted of the following (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2001     2000     1999
                                                            ------   ------   -------
Current:
  Federal.................................................  $   --   $2,125   $ 4,039
  State...................................................      --      291       346
  Other...................................................      56       29        --
                                                            ------   ------   -------
                                                                56    2,445     4,385
                                                            ------   ------   -------
Deferred (Benefit):
  Federal.................................................   4,527      (69)   (1,213)
  State...................................................     728      (10)     (158)
                                                            ------   ------   -------
                                                             5,255      (79)   (1,371)
                                                            ------   ------   -------
                                                            $5,311   $2,366   $ 3,014
                                                            ======   ======   =======

     A reconciliation of the provision for income taxes at the Federal statutory rate compared to our effective tax rate is as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                             2001      2000     1999
                                                           --------   ------   ------
Provision (benefit) at Federal statutory rate (35%)......  $(18,518)  $2,976   $3,516
State income tax, net of Federal benefit.................        --      492      127
Foreign taxes in excess of statutory rate................        56       29       --
R&D credit...............................................        --     (661)    (651)
Goodwill amortization/impairment.........................     4,152       --       --
Deferred tax asset valuation.............................     5,011       --       --
Foreign income/(loss) taxed at lower rate................    16,257       --       --
Other....................................................    (1,647)    (470)      22
                                                           --------   ------   ------
                                                           $  5,311   $2,366   $3,014
                                                           ========   ======   ======

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our net deferred tax asset consists of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               2001      2000
                                                              -------   ------
Accrued royalties...........................................  $   992   $  997
Inventory reserve...........................................       62      208
Net operating loss carryforwards............................    1,517       --
Research and development credit carryforwards...............    1,400       --
Other cumulative temporary differences......................    1,647    2,026
Deferred amortization of purchased assets...................    2,593    2,424
                                                              -------   ------
                                                                8,211    5,655
Valuation allowance.........................................   (7,811)      --
                                                              -------   ------
  Net deferred tax asset....................................  $   400   $5,655
                                                              =======   ======

     As of December 31, 2001, we have federal and California net operating loss carryforwards of approximately $4 million and $2 million, respectively, to offset future taxable income. These carryforwards expire on various dates through 2021.

     Other cumulative temporary differences consist of items currently deductible for financial reporting purposes, but not for tax purposes. These items are primarily estimated reserves and accruals. The realization of the deferred tax asset is dependent on generating sufficient taxable income in future years. During the third quarter of 2001, we recorded $5.3 million of provision for income taxes to establish valuation allowances against deferred tax assets as a result of uncertainties regarding realizability. After the establishment of the valuation allowances, we have $400,000 in net deferred tax assets as of December 31, 2001.

8.  PREFERRED STOCK

     Following the closing of our IPO in October 1999, 4,635,548 shares of Series A convertible preferred stock, 3,250,000 shares of Series B convertible preferred stock and 625,200 shares of Series C convertible preferred stock were automatically converted into 8,510,748 shares of common stock. We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series, each with a par value of $0.001 per share. As of December 31, 2001 and 2000, no shares of preferred stock were outstanding.

9.  COMMON STOCK

 INITIAL AND SECONDARY PUBLIC OFFERINGS

     On October 19, 1999, we completed our IPO of common stock. A total of 5,290,000 shares were sold at a price of $17.00 per share (including the exercise of the underwriters' over-allotment option of 690,000 shares). We received net proceeds of approximately $82.5 million.

     On April 11, 2000, we effected our secondary public offering of common stock. A total of 2,750,000 shares were sold at a price of $46.50 per share; 650,000 shares were sold by us and 2,100,000 shares were sold by our selling stockholders. The offering resulted in net proceeds to us and the selling stockholders of approximately $28.0 million and $92.8 million, respectively, net of an underwriting discount of $6.4 million and offering expenses of $0.7 million.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

 COMMON STOCK RESERVED FOR FUTURE ISSUANCE

     As of December 31, 2001, we had reserved shares of common stock for future issuance as follows:

1995, 1997 and 2001 Stock Option Plans......................  6,150,428
1998 Director Option Plan...................................    200,000
Employee Stock Purchase Plan................................  1,337,362
                                                              ---------
Total shares reserved.......................................  7,687,790
                                                              =========

 STOCK OPTION PLANS

 1995 Plan, 1997 Plan, and 2001 Plan

     In March 1995, the Board of Directors adopted and approved the 1995 Stock Option Plan ("1995 Plan"). Under the 1995 Plan, the Board may grant to employees, directors and consultants options to purchase our common stock at terms and prices determined by the Board. No further options will be granted under the 1995 Plan. However, all outstanding options under the 1995 Plan remain in effect. The 1995 Plan will terminate in 2005. As of December 31, 2001, of the total 3,200,000 shares authorized under the 1995 Plan, 156,032 shares remain available for issuance.

     In November 1996, the Board of Director adopted and approved the 1997 Stock Option Plan ("1997 Plan"). Under the 1997 Plan, the Board may grant to employees, directors and consultants options to purchase our common stock and/or stock purchase rights at terms and prices determined by the Board. In August 1999, the Board of Directors and our stockholders approved an amendment and restatement of the 1997 Plan that increased the number of authorized shares of our common stock we may issue under the 1997 Plan to 5,500,000. We will further increase annually the number of shares we are authorized to issue under the 1997 Plan by an amount equal to the lesser of (i) 700,000 shares, (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. The exercise price of incentive stock options granted under the 1997 Plan may not be less than the fair market value of the common stock on the grant date. Nonqualified stock options granted under the 1997 Plan must be at a price equal to at least 85% of the fair market value of our common stock at the date of grant. Options granted under the 1997 Plan may be exercised at any time within ten years of the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The 1997 Plan will terminate in 2007. As of December 31, 2001, of the total 6,862,413 shares authorized under the 1997 Plan, 627,653 shares remain available for issuance.

     In August 2001, the Board of Directors adopted and approved the 2001 Nonstatutory Stock Option Plan ("2001 Plan"). Under the 2001 Plan, the Board may grant to employees and consultants options to purchase our common stock at terms and prices determined by the Board. The 2001 Plan does not apply to directors and officers. Options granted under the 2001 Plan may be exercised at any time within ten years from the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The 2001 Plan will terminate in 2011. As of December 31, 2001, of the total 750,000 shares authorized under the 2001 Plan, 419,648 remain available for issuance.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

     The following table summarizes stock option activity under the 1995 Plan, 1997 Plan and 2001 Plan as of December 31, 2001:

                                                                     OPTIONS OUTSTANDING
                                                                -----------------------------
                                                                             WEIGHTED AVERAGE
                                            OPTIONS AVAILABLE     SHARES      EXERCISE PRICE
                                            -----------------   ----------   ----------------
Balance, December 31, 1998................      1,202,445        3,085,308        $ 4.43
  Authorized..............................      2,000,000               --
  Granted.................................     (1,818,492)       1,818,492        $12.11
  Exercised...............................             --         (345,986)       $ 1.15
  Canceled................................        112,292         (112,292)       $ 7.72
                                               ----------       ----------        ------
Balance, December 31, 1999................      1,496,245        4,445,522        $ 7.74
  Authorized..............................        662,413               --
  Granted.................................     (2,494,196)       2,494,196        $32.70
  Exercised...............................             --       (1,163,365)       $ 3.94
  Canceled................................        771,257         (771,257)       $21.66
                                               ----------       ----------        ------
Balance, December 31, 2000................        435,719        5,005,096        $18.92
  Authorized..............................      1,450,000               --
  Granted.................................     (2,746,690)       2,746,690        $ 7.71
  Exercised...............................             --         (855,387)       $ 2.58
  Canceled................................      1,949,304       (1,949,304)       $20.87
  Repurchased.............................        115,000               --            --
                                               ----------       ----------        ------
Balance, December 31, 2001................      1,203,333        4,947,095        $14.76
                                               ==========       ==========

     In 2001, in connection with the hiring and appointment of two executive officers of the Company, we granted an aggregate amount of 300,000 options at $8.00 per share outside of any stock option plan, pursuant to individual stock option agreements. As of December 31, 2001, all of the 300,000 options are outstanding.

 1998 Director Option Plan ("Directors Plan")

     Our Directors Plan became effective following our IPO in October 1999. We have reserved a total of 200,000 shares of common stock that we can issue under our Directors Plan. Under our 1998 Directors Plan, any new non-employee director elected to the Board of Directors automatically receives a grant of 15,000 shares of common stock. The 15,000 share options will vest one-third as of each anniversary of its date of grant until the option is fully vested, provided that the optionee continues to serve as a director on such dates. After the initial 15,000 share options are granted to the non-employee director, he or she shall automatically be granted an option to purchase 7,500 shares each year on January 1, if on such date he or she shall have served on the Board of Directors for at least six months. The 7,500 share options shall vest completely on the anniversary of their date of grant, provided that the optionee continues to serve as a director on such dates. The exercise price of all options shall be 100% of the fair market value per share of the common stock, generally determined with reference to the closing price of the common stock as reported on the Nasdaq National Market on the date of grant. All of the options granted under our 1998 Directors Plan have a term of 10 years. As of December 31, 2001, of the total 200,000 shares authorized for issuance, we have remaining 140,000 shares that we can grant under the Directors Plan. For the year ended December 31, 2000, we granted 22,500 options at a weighted average exercise price of $59.00 under the Directors Plan and all 22,500 options were outstanding as of December 31, 2000. For the year ended December 31, 2001, there were grants of

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

59,500 options at a weighted average exercise price of $8.46 and cancellations of 15,000 options at a weighted average exercise price of $33.92 under the Directors Plan. As of December 31, 2001, 60,000 options were outstanding at a weighted average exercise price of $21.05.

     The following table summarizes information about stock options outstanding under the 1995 Plan, 1997 Plan, 2001 Plan, Directors Plan and Executive Options at December 31, 2001:

                                              OPTIONS OUTSTANDING
                                         -----------------------------         OPTIONS EXERCISABLE
                                          WEIGHTED-                       ------------------------------
                           NUMBER          AVERAGE                           NUMBER
                       OUTSTANDING AT     REMAINING       WEIGHTED-       EXERCISABLE       WEIGHTED-
RANGE OF                DECEMBER 31,     CONTRACTUAL       AVERAGE        DECEMBER 31,       AVERAGE
EXERCISE PRICES             2001            LIFE        EXERCISE PRICE        2001        EXERCISE PRICE
---------------        --------------    -----------    --------------    ------------    --------------
$0.02 -- $7.17             864,456          8.58            $ 5.80           196,132          $ 2.04
$7.45 -- $7.97             879,184          8.40            $ 7.77           362,716          $ 7.54
$8.00 -- $9.25             819,696          8.59            $ 8.66           199,148          $ 9.18
$9.52 -- $10.05            683,337          9.11            $ 9.96           150,926          $ 9.93
$10.25 -- $10.25           758,703          7.51            $10.25           496,075          $10.25
$10.56 -- $32.25           590,417          8.36            $24.40           264,437          $23.41
$33.50 -- $59.00           711,302          8.25            $40.39           373,690          $41.17
                         ---------                                         ---------
                         5,307,095          8.40            $14.44         2,043,124          $16.21
                         =========                                         =========

     As of December 31, 2000, there were 1,549,717 options exercisable at a weighted average exercise price of $7.03 and as of December 31, 1999, there were 1,531,816 options exercisable at a weighted average exercise price of $3.82.

 Employee Stock Purchase Plan ("Purchase Plan")

     In May 1998, we reserved a total of 800,000 shares of common stock for future issuance under our Purchase Plan, plus annual increases equal to the lesser of (i) 350,000 shares (ii) 2% of the outstanding shares on such date or
(iii) a lesser amount determined by the Board of Directors. Our Purchase Plan will enable eligible employees to purchase common stock at the lower of 85% of the fair market value of our common stock on the first or last day of each offering period. Each offering period is six months except for the first offering period which began on October 19, 1999 following the initial public offering and ended on February 14, 2000. The Purchase Plan will terminate in 2008. As of December 31, 2001, the number of authorized shares available for issuance under the Purchase Plan was 1,481,207 and we have remaining 1,337,362 shares that we can issue under the Purchase Plan.

  Deferred Stock Compensation

     In connection with the grant of stock options to employees prior to our initial public offering in 1999, we recorded deferred stock compensation of $5.4 million representing the difference between the exercise price and deemed fair value of our common stock on the date these stock options were granted. Such amount is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable options. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     In connection with the grant of 235,000 shares of restricted common stock to employees in 2001 through our 1997 Plan, we recorded deferred stock compensation of $1.8 million representing the fair value of our common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders' equity and is amortized ratably over the three year vesting period of the applicable shares.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

Subsequent to the issuance of the restricted stock, employee terminations resulted in the cancellation of 115,000 shares and reversal of $859,000 from deferred stock compensation. Of the remaining 120,000 shares of restricted common stock, 15,000 shares vest out of the repurchase option three years after date of issuance, 52,500 shares vest out of the repurchase option on December 31, 2002 and the balance on December 31, 2003. As of December 31, 2001, all of the remaining 120,000 shares are subject to repurchase by us. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     For the years ended December 31, 2001, 2000 and 1999, amortization of deferred stock compensation (in thousands) relates to the following functional categories:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001      2000     1999
                                                              -------   -------   -----
Research and development....................................  $  116    $  285    $222
Sales and marketing.........................................     195       302     234
General and administrative..................................     770       721     334
                                                              ------    ------    ----
                                                              $1,081    $1,308    $790
                                                              ======    ======    ====

  Rescission of Stock Option Exercise

     In December 2000, an employee and the Company mutually agreed to rescind an option exercise to purchase 30,000 shares of common stock which occurred in January 2000. There was no effect on our financial position or results of operations for the year ended December 31, 2000 as a result of this rescission.

  Valuation of Stock Options

     Under SFAS No. 123, we are required to present pro forma information regarding net income and net income per share as if we had accounted for our stock options under the fair value method. The fair value for the stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for fiscal years 2001, 2000 and 1999: risk-free interest rates in the range of 2.2% to 6.5%; dividend yields of zero; an estimated volatility factor of the market price of our common stock in the range of 55% to 75%; and an expected life between three to six months after vest date. The weighted-average estimated fair value of options granted during fiscal 2001, 2000 and 1999 was $4.11, $16.96 and $6.88 per share, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting periods. Our pro forma net income (loss) would have been approximately $(64.6) million, $(10.2) million and $1.6 million for fiscal years 2001, 2000 and 1999, respectively. Pro forma diluted net income (loss) per share would have been $(3.35), $(0.50) and $0.11 for fiscal years 2001, 2000 and 1999, respectively.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

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

10.  LEASE COMMITMENTS:

     We entered into an operating lease for our facilities in Milpitas, California in September 1999. The lease expires in February 2003. Additionally, we have facilities in Waterbury, Connecticut, Japan, Taiwan, Korea and France.

     We have non-cancelable operating leases for office facilities through 2003 and operating leases for equipment through 2005. Our future minimum rental payments under these leases at December 31, 2001, are as follows (in thousands):

2002........................................................  $1,376
2003........................................................     386
2004........................................................      76
2005........................................................       2
                                                              ------
Future minimum lease payments...............................  $1,840
                                                              ======

     Our rent expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was approximately $1,166,000, $1,422,000, and $985,000, respectively.

11.  CONTINGENCIES:

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

     As of December 31, 2001 and 2000, we had accrued royalties of approximately $12.3 million and $11.7 million, respectively. Of these amounts, approximately $42,000 and $1.2 million represent amounts accrued based upon signed royalty agreements as of December 31, 2001 and 2000, respectively. The remainder of accrued royalties represents management's best estimate within a range of possible settlement losses as of each date presented. While management is unable to estimate the maximum amount of the range of possible settlement losses, it is possible that actual losses could exceed the amounts accrued as of each date presented.

     We have received communications from Agere Systems and 3Com, and may receive communications from other third parties in the future, asserting that our products infringe on their intellectual property rights,

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

that our patents are unenforceable or that we have inappropriately licensed our intellectual property to third parties. These claims could affect our relationships with existing customers and may prevent potential future customers from purchasing our products or licensing our technology. Because we depend upon a limited number of products, any claims of this kind, whether they are with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. In the event that we do not prevail in litigation, we could be prevented from selling our products or be required to enter into royalty or licensing agreements on terms which may not be acceptable to us. We could also be prevented from selling our products or be required to pay substantial monetary damages. Should we cross license our intellectual property in order to obtain licenses, we may no longer be able to offer a unique product. To date, we have not obtained any licenses from Agere Systems and 3Com. Other than the ESS Technology and Dr. Townshend lawsuits described below, no material lawsuits relating to intellectual property are currently filed against us.

PCTEL, Inc. v. Brent Townshend

     In September 1998 and May 1999, Dr. Brent Townshend alleged by letter that our products infringe a number of patents owned by him and that we owed him royalties. In May 2001, we filed a complaint against Townshend in the U.S. District Court for the Northern District of California, contending that Townshend's ITU-related patents are invalid, void, unenforceable and/or not infringed. Our complaint also contends that Townshend's patents are already licensed to us.

     In September 2001, Townshend answered and filed a motion to dismiss the complaint. Townshend also asserted counter-claims for patent infringement against us seeking damages. Townshend sought exemplary and punitive damages and asked that damages be increased three times the amount found or assessed, alleging willful infringement. Townshend's answer also sought costs, fees, interest and restitution. In January 2002, Townshend's motion to dismiss was denied.

     In September 2001, on behalf of ourselves and the general public, we filed a complaint against Townshend and others in the California Superior Court for unfair competition in the marketplace. This Superior Court action was stayed, pending resolution of the U.S. District Court litigation.

     On March 19, 2002, Townshend entered into a settlement agreement with us, which settled the Federal Court Action and State Court Action. Under the Settlement Agreement, the terms of the settlement are confidential. The Settlement Agreement required us to make a cash royalty payment on March 19, 2002 of $14.3 million related to past liability and prepayment of future liabilities.

ESS Technology, Inc. v. PCTEL, Inc.

     In April 1999, ESS filed a complaint against us in the U.S. District Court for the Northern District of California, alleging that we failed to grant licenses for some of our International Telecommunications Union-related patents to ESS on fair, reasonable and non-discriminatory terms. ESS's complaint includes claims based on antitrust law, patent misuse, breach of contract and unfair competition. In its complaint, ESS also seeks a declaration that some of our International Telecommunications Union-related patents are unenforceable and that we should be ordered by the court to grant a license to ESS on fair, reasonable and non-discriminatory terms.

     We entered into a settlement agreement with ESS on February 5, 2002, which settled this litigation matter and the litigation matter involving ESS pending in the United States International Trade Commission described below. The settlement required ESS to make an initial license payment of $2.0 million and future royalty payments to us based on the terms under the settlement agreement.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

In the Matter of Certain HSP Modems, Software and Hardware Components Thereof, and Products Containing the Same.

     In September 2000, we filed a complaint under Section 337 of the Tariff Act of 1930, as amended, with the United States International Trade Commission. Our complaint requested that the ITC commence an investigation into whether Smart Link and ESS are engaged in unfair trade practices by selling for importation into the United States, directly or indirectly importing into the United States, or selling in the United States after importation devices which infringe our patents.

     Smart Link entered into a settlement agreement with us on May 17, 2001. The settlement requires Smart Link to make royalty payments to us based on the terms under the settlement agreement. The settlement did not have a material effect on our financial position or operating results.

     The hearing in this investigation against ESS took place from July 17, 2001 to July 27, 2001. In October 2001, the administrative law judge issued an initial determination, which found that ESS infringes one of our key patents.

     We entered into a settlement agreement and cross-license with ESS on February 5, 2002, which settled this litigation matter and the litigation matter between ESS and us pending in the United States District Court described above. The settlement required ESS to make an initial license payment of $2.0 million and future royalty payments to us based on the terms under the settlement agreement. On February 22, 2002, ESS and us jointly filed a motion for termination on the basis of the settlement agreement and on March 13, 2002, the ITC granted the motion for termination.

     Based on the settlements discussed above in the quarter ending March 31, 2002 and the settlement record within the modem industry, management has re-evaluated its best estimate of accrued royalties, within a range of possible settlement losses. We have concluded that these settlements do not have a significant impact on our results of operations.

     We are subject to various other claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on our financial position, liquidity or results of operations.

12.  INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION:

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

     Our sales to customers outside of the United States, as a percent of total revenues, are as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
Taiwan......................................................   40%    53%    35%
China (Hong Kong)...........................................   48%    34%    47%
Rest of Asia................................................    3%     4%    17%
Europe......................................................    6%    --%    --%
Other.......................................................    1%     1%    --%
                                                               --     --     --
                                                               98%    92%    99%
                                                               ==     ==     ==

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

     Sales to our major customers representing greater than 10% of total revenues are as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
CUSTOMER                                                      2001   2000   1999
--------                                                      ----   ----   ----
A...........................................................   10%    15%    13%
B...........................................................   22%    13%     1%
C...........................................................   47%    32%    47%
                                                               --     --     --
                                                               79%    60%    61%
                                                               ==     ==     ==

     As of December 31, 2001, our long-lived assets were primarily located in the United States. Our long-lived assets by geographic region as of December 31, 2001 and 2000 are as follows:

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               2001     2000
                                                              ------   -------
United States...............................................  $2,985   $21,258
Cayman Islands..............................................  $  195   $ 5,138
Other.......................................................  $  201   $   206

13.  RELATED PARTY TRANSACTIONS:

     Included in prepaid expenses and other assets as of December 31, 2000 are amounts due from management. These promissory notes are due within a year and bear interest at 8.0% per annum. The balance receivable as of December 31, 2001 and 2000 is $0 and $90,995, respectively.

     For the year ended December 31, 2001, we paid a total of $210,000 to two of our executive officers, prior to their appointment, for consulting services. One of the executive officers served as a member of our Board of Directors during the period in which consulting fees were paid to him.

14.  401(k) PLAN

     Our 401(k) plan covers all of our employees beginning the first of the month following the month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. We may make discretionary contributions to the 401(k). We made $191,215 in employer contributions to the 401(k) plan for the year ended December 31, 2001. We made $224,969 in employer contributions to the 401(k) plan for the year ended December 31, 2000.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2001

15.  QUARTERLY DATA (UNAUDITED)

                                                                     QUARTERS ENDED,
                                                        ------------------------------------------
                                                        MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                          2001       2001       2001        2001
                                                        --------   --------   ---------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..............................................  $16,451    $12,255    $  4,738    $ 7,527
Gross profit (loss)...................................    5,118      3,356     (11,620)     5,298
Loss from operations..................................   (5,756)    (8,374)    (37,571)    (7,361)
Loss before provision for income taxes................   (3,994)    (6,670)    (36,162)    (6,082)
Net loss..............................................   (2,896)    (7,784)    (41,436)    (6,103)
Basic earnings (loss) per share.......................  $ (0.15)   $ (0.41)   $  (2.13)   $ (0.31)
Shares used in computing basic earnings (loss) per
  share...............................................   18,973     19,206      19,414     19,494
Diluted earnings (loss) per share.....................  $ (0.15)   $ (0.41)   $  (2.13)   $ (0.31)
Shares used in computing diluted earnings (loss) per
  share...............................................   18,973     19,206      19,414     19,494

                                                                      QUARTERS ENDED,
                                                         ------------------------------------------
                                                         MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                           2000       2000       2000        2000
                                                         --------   --------   ---------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...............................................  $24,121    $27,523     $28,885    $16,654
Gross profit...........................................   11,353     12,927      13,571      5,392
Income (loss) from operations..........................    1,002      2,073       2,689     (4,548)
Income (loss) before provision for income taxes........    2,383      3,850       4,697     (2,426)
Net income (loss)......................................    1,728      2,791       3,378     (1,759)
Basic earnings (loss) per share........................  $  0.10    $  0.16     $  0.18    $ (0.09)
Shares used in computing basic earnings (loss) per
  share................................................   16,805     17,989      18,441     18,755
Diluted earnings (loss) per share......................  $  0.09    $  0.14     $  0.16    $ (0.09)
Shares used in computing diluted earnings (loss) per
  share................................................   20,288     20,588      20,561     18,755

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our directors is incorporated by reference to the sections entitled "Proposal One -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement related to our 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to general instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Item I of this Report in the section captioned "Business -- Executive Officers".

ITEM 11: EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the sections captioned "Executive Compensation and Other Matters" and "Report of the Compensation Committee of the Board of Directors" contained in our Proxy Statement.

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

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS

    Refer to the financial statements filed as a part of this Report under "Item 8 -- Financial Statements and Supplementary Data".

    (2) FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule is filed as a part of this Report under "Schedule II" immediately preceding the signature page: Schedule
    II -- Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2001. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

    (3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
  3.1   (b)  Amended and Restated Certificate of Incorporation of the
             Registrant, as currently in effect
  3.3   (a)  Amended and Restated Bylaws of the Registrant
  4.1   (b)  Specimen common stock certificate
 10.1   (b)  Form of Indemnification Agreement between PCTEL and each of its directors and officers
 10.2   (b)  1995 Stock Option Plan and form of agreements thereunder
 10.3   (b)  1997 Stock Plan, as amended and restated, August 3, 1999, and form of agreements thereunder
 10.4   (b)  1998 Director Option Plan and form of agreements thereunder
 10.5   (b)  1998 Employee Stock Purchase Plan and form of agreements thereunder
 10.14  (b)  Direct Sales Agreement by and between PCTEL Global
             Technologies, Ltd. and Kawasaki LSI U.S.A. dated December 4,
             1998
 10.16  (c)  Lease agreement between PCTEL, Inc. and Sun Microsystems,
             Inc. dated September 17, 1999 for an office building located at 1331 California Circle, Milpitas, CA 95035
 10.17  (a)  Management Retention Agreement between Martin H. Singer and the Registrant, dated November 15, 2001
 10.18  (a)  Form of Management Retention Agreement for PCTEL Inc.'s Vice
             Presidents
 10.19  (a)  Severance Agreement and Release between Peter Chen and the
             Registrant, dated March 11, 2001
 10.20  (e)  Consigned Inventory Agreement with Bell Microproducts Inc.
 10.21  (e)  Non-Executive Chairman of the Board Agreement with Martin
             Singer, dated February 16, 2001
 10.22  (f)  Consulting Agreement with Martin Singer, Non-Executive
             Chairman of the Board, dated May 6, 2001
 10.23  (g)  2001 Nonstatutory Stock Option Plan and form of agreements thereunder
 10.24  (a)  Employment agreement between Martin H. Singer and the
             Registrant, dated October 17, 2001
 10.25  (a)  Employment agreement between Jeffrey A. Miller and the
             Registrant, dated November 7, 2001
 10.26  (a)  Employment agreement between John Schoen and the Registrant, dated November 12, 2001
 10.27  (a)  Severance Agreement and Release between Thomas A. Capizzi and the Registrant, dated July 24, 2001
 10.28  (a)  Severance Agreement and Release between Steve J. Manuel and the Registrant, dated July 25, 2001
 10.29  (a)  Severance Agreement and Release between William F. Roach and the Registrant, dated October 22, 2001
 10.30  (a)  Severance Agreement and Release between Navin Rao and the
             Registrant, dated December 21, 2001
 10.31  (a)  Severance Agreement and Release between Terry Huang and the
             Registrant, dated May 1, 2001
 10.32  (h)  Stock Option Agreement of Jeffrey A. Miller, dated November
             15, 2001
 10.33  (h)  Stock Option Agreement of John Schoen, dated November 15,
             2001
 21.1   (a)  List of Subsidiaries of the Registrant
 23.1   (a)  Consent of Arthur Andersen LLP, Independent Public
             Accountants
 99.0   (a)  Representation letter to the Securities and Exchange
             Commission

---------------

(a) Filed herewith.

(b) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-94707).

(c) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(d) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(e) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(f) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(g) Incorporated by reference herein to the Registrant's Registration Statement of Form S-8 filed on October 3, 2001 (Registration Statement No.333-70886).

(h) Incorporated by reference herein to the Registrant's Registration Statement of Form S-8 filed on December 14, 2001 (Registration Statement No.333-75204).

(B) REPORTS ON FORM 8-K

     None.

(C) EXHIBITS

     See Item 14(a)(3) above.

(D) FINANCIAL STATEMENT SCHEDULES

     See Item 14(a)(2) above.

                                  PCTEL, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE
                                               AT       CHARGED TO   CHARGED                BALANCE AT
                                            BEGINNING   COSTS AND    AGAINST                  END OF
DESCRIPTION                                  OF YEAR     EXPENSES    REVENUE   DEDUCTIONS      YEAR
-----------                                 ---------   ----------   -------   ----------   ----------
Year Ended December 31, 1999:
  Allowance for doubtful accounts.........   $  748       $   --     $ 1,674    $  (209)      $2,213
  Allowance for customer rebates..........   $  940       $   --     $ 4,400    $(2,324)      $3,016
  Accrued restructuring...................   $   --       $   --     $    --    $    --       $   --
Year Ended December 31, 2000:
  Allowance for doubtful accounts.........   $2,213       $   --     $ 3,677    $  (847)      $5,043
  Allowance for customer rebates..........   $3,016       $   --     $12,999    $(9,169)      $6,846
  Accrued restructuring...................   $   --       $   --     $    --    $    --       $   --
Year Ended December 31, 2001:
  Allowance for doubtful accounts.........   $5,043       $   --     $(1,574)   $(2,682)      $  787
  Allowance for customer rebates..........   $6,846       $   --     $ 2,421    $(4,241)      $  184
  Accrued restructuring...................   $   --       $3,787     $    --    $ 2,220       $1,567

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

                                          PCTEL, Inc.
                                          A Delaware Corporation
                                          (Registrant)

                                                 /s/ MARTIN H. SINGER

                                          --------------------------------------
                                                     Martin H. Singer
                                                Chairman of the Board and
                                                 Chief Executive Officer

Dated: April 1, 2002

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

                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----

               /s/ MARTIN H. SINGER                     Chairman of the Board, Chief       April 1, 2002
 ------------------------------------------------       Executive Officer (Principal
                (Martin H. Singer)                     Executive Officer) and Director


                 /s/ JOHN SCHOEN                      Chief Operating Officer and Chief    April 1, 2002
 ------------------------------------------------       Financial Officer (Principal
                  (John Schoen)                       Financial and Accounting Officer)


             /s/ RICHARD C. ALBERDING                             Director                 April 1, 2002
 ------------------------------------------------
              (Richard C. Alberding)


              /s/ MIKE MIN-CHU CHEN                               Director                 April 1, 2002
 ------------------------------------------------
               (Mike Min-Chu Chen)


                  /s/ PETER CHEN                                  Director                 April 1, 2002
 ------------------------------------------------
                   (Peter Chen)


               /s/ BRIAN J. JACKMAN                               Director                 April 1, 2002
 ------------------------------------------------
                (Brian J. Jackman)


                /s/ GIACOMO MARINI                                Director                 April 1, 2002
 ------------------------------------------------
                 (Giacomo Marini)


               /s/ CARL A. THOMSEN                                Director                 April 1, 2002
 ------------------------------------------------
                (Carl A. Thomsen)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
  3.1   (b)  Amended and Restated Certificate of Incorporation of the
             Registrant, as currently in effect
  3.3   (a)  Amended and Restated Bylaws of the Registrant
  4.1   (b)  Specimen common stock certificate
 10.1   (b)  Form of Indemnification Agreement between PCTEL and each of its directors and officers
 10.2   (b)  1995 Stock Option Plan and form of agreements thereunder
 10.3   (b)  1997 Stock Plan, as amended and restated, August 3, 1999, and form of agreements thereunder
 10.4   (b)  1998 Director Option Plan and form of agreements thereunder
 10.5   (b)  1998 Employee Stock Purchase Plan and form of agreements thereunder
 10.14  (b)  Direct Sales Agreement by and between PCTEL Global
             Technologies, Ltd. and Kawasaki LSI U.S.A. dated December 4,
             1998
 10.16  (c)  Lease agreement between PCTEL, Inc. and Sun Microsystems,
             Inc. dated September 17, 1999 for an office building located at 1331 California Circle, Milpitas, CA 95035
 10.17  (a)  Management Retention Agreement between Martin H. Singer and the Registrant, dated November 15, 2001
 10.18  (a)  Form of Management Retention Agreement for PCTEL Inc.'s Vice
             Presidents
 10.19  (a)  Severance Agreement and Release between Peter Chen and the
             Registrant, dated March 11, 2001
 10.20  (e)  Consigned Inventory Agreement with Bell Microproducts Inc.
 10.21  (e)  Non-Executive Chairman of the Board Agreement with Martin
             Singer, dated February 16, 2001
 10.22  (f)  Consulting Agreement with Martin Singer, Non-Executive
             Chairman of the Board, dated May 6, 2001
 10.23  (g)  2001 Nonstatutory Stock Option Plan and form of agreements thereunder
 10.24  (a)  Employment agreement between Martin H. Singer and the
             Registrant, dated October 17, 2001
 10.25  (a)  Employment agreement between Jeffrey A. Miller and the
             Registrant, dated November 7, 2001
 10.26  (a)  Employment agreement between John Schoen and the Registrant, dated November 12, 2001
 10.27  (a)  Severance Agreement and Release between Thomas A. Capizzi and the Registrant, dated July 24, 2001
 10.28  (a)  Severance Agreement and Release between Steve J. Manuel and the Registrant, dated July 25, 2001
 10.29  (a)  Severance Agreement and Release between William F. Roach and the Registrant, dated October 22, 2001
 10.30  (a)  Severance Agreement and Release between Navin Rao and the
             Registrant, dated December 21, 2001
 10.31  (a)  Severance Agreement and Release between Terry Huang and the
             Registrant, dated May 1, 2001
 10.32  (h)  Stock Option Agreement of Jeffrey A. Miller, dated November
             15, 2001
 10.33  (h)  Stock Option Agreement of John Schoen, dated November 15,
             2001
 21.1   (a)  List of Subsidiaries of the Registrant
 23.1   (a)  Consent of Arthur Andersen LLP, Independent Public
             Accountants
 99.0   (a)  Representation letter to the Securities and Exchange
             Commission

---------------

(a) Filed herewith.

(b) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-94707).

(c) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(d) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(e) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(f) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(g) Incorporated by reference herein to the Registrant's Registration Statement of Form S-8 filed on October 3, 2001 (Registration Statement No.333-70886).

(h) Incorporated by reference herein to the Registrant's Registration Statement of Form S-8 filed on December 14, 2001 (Registration Statement No.333-75204).