Form 10-Q
period 2002-03-31
PC TEL INC
filed 2002-05-10
CIK 1057083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-27115

PCTEL, Inc.

(Exact Name of Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0364943 (I.R.S. Employer Identification Number)

1331 California Circle, Milpitas, CA (Address of Principal Executive Office)	95035 (Zip Code)

(408) 965-2100
(Registrant’s Telephone Number, Including Area Code)

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

As of April 30, 2002, there were 20,028,732 shares of the Registrant’s Common Stock outstanding.

PCTEL, Inc.

Form 10-Q
For the Quarter Ended March 31, 2002

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PCTEL, Inc.

Condensed Consolidated Balance Sheets
(in thousands, except share information)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,665	$38,393
Short-term investments	90,166	87,235
Accounts receivable, net	2,256	2,849
Inventories, net	1,296	2,870
Prepaid expenses and other assets	5,435	5,055
Deferred tax asset	400	400

Total current assets	121,218	136,802
PROPERTY AND EQUIPMENT, net	2,368	2,769
GOODWILL	384	384
OTHER ASSETS	3,083	228

TOTAL ASSETS	$127,053	$140,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,582	$4,944
Accrued royalties	3,202	12,343
Income taxes payable	5,573	5,573
Accrued liabilities	7,327	9,421

Total current liabilities	17,684	32,281
Long-term liabilities	—	141

Total liabilities	17,684	32,422

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 20,006,870 and 19,665,486 issued and outstanding at March 31, 2002 and December 31, 2001 respectively.	20	20
Additional paid-in capital	152,060	150,319
Deferred compensation	(1,293)	(1,158)
Retained deficit	(41,770)	(42,232)
Accumulated other comprehensive income	352	812

Total stockholders’ equity	109,369	107,761

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,053	$140,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, Inc.

Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Three Months Ended
	March 31,

	2002	2001

	(unaudited)
REVENUES	$10,342	$16,451
COST OF REVENUES	5,226	11,333

GROSS PROFIT	5,116	5,118

OPERATING EXPENSES:
Research and development	2,396	3,468
Sales and marketing	1,638	3,476
General and administrative	1,466	2,167
Amortization of goodwill and other intangible assets	—	946
Restructuring charges	—	524
Amortization of deferred compensation (See Note 5)	175	293

Total operating expenses	5,675	10,874

LOSS FROM OPERATIONS	(559)	(5,756)
OTHER INCOME, NET:
Other income, net	1,053	1,762

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	494	(3,994)
PROVISION (BENEFIT) FOR INCOME TAXES	32	(1,098)

NET INCOME (LOSS)	$462	$(2,896)

Basic earnings (loss) per share	$0.02	$(0.15)
Shares used in computing basic earnings (loss) per share	19,720	18,973
Diluted earnings (loss) per share	$0.02	$(0.15)
Shares used in computing diluted earnings (loss) per share	19,997	18,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,

	2002	2001

	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$462	$(2,896)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	401	1,909
Loss on disposal/sale of fixed assets	21	—
Provision for (recovery of) allowance for doubtful accounts	(549)	700
Provision for (recovery of) excess and obsolete inventories	(30)	269
Stock compensation expense	10	—
Amortization of deferred compensation	165	293
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,142	6,007
Decrease in inventories	1,604	5,663
Decrease (increase) in prepaid expenses and other assets	(3,235)	422
Decrease in accounts payable	(3,362)	(7,212)
Decrease in accrued royalties	(9,141)	(426)
Increase in income taxes payable	—	612
Decrease in accrued liabilities	(2,094)	(3,695)
Decrease in long-term liabilities	(141)	—

Net Cash Provided by (Used in) Operating Activities	(14,747)	1,646

Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(28)	(335)
Proceeds on sale of property and equipment	8	—
Proceeds from sales and maturities of available-for-sale investments	18,592	38,063
Purchases of available-for-sale investments	(21,980)	(13,446)

Net Cash Provided by (Used in) Investing Activities	(3,408)	24,282

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	1,431	1,356

Net Cash Provided by Financing Activities	1,431	1,356

Net increase (decrease) in cash and cash equivalents	(16,724)	27,284
Effect of exchange rate changes on cash	(4)	—
Cash and cash equivalents, beginning of period	38,393	25,397

Cash and cash equivalents, end of period	$21,665	$52,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED: MARCH 31, 2002
(UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed financial statements included herein have been prepared by PCTEL, Inc. (unless otherwise noted, “PCTEL”, “we”, “us” or “our” refers to PCTEL, Inc.), pursuant to the laws and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information not misleading. The condensed balance sheet as of December 31, 2001 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2002.

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

     We are subject to certain risks including the impact of the recent economic slowdown, concentration of sales among a limited number of customers, concentration of sales in Asia, the Company’s ability to develop and successfully introduce new and enhanced products, the outcome of potential litigation involving intellectual property, competition from larger, more established companies and dependence on key suppliers.

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

Consolidation and Foreign Currency Translation

     We use the United States dollar for our financial statements, including the financial statements of our subsidiaries in foreign countries with the exception of our Japanese subsidiary where the functional currency is Japanese Yen. Assets and liabilities of our Japanese operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation gains (losses) of our Japanese subsidiary are recorded in accumulated other comprehensive income as a component of stockholders’ equity. All gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. Operations and translation adjustments have not been material to date. As of March 31, 2002, we had subsidiaries in the Cayman Islands, Japan and Taiwan. These consolidated financial statements include the accounts of PCTEL and our subsidiaries after eliminating intercompany accounts and transactions.

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

As of March 31, 2002, short-term investments consisted of high-grade corporate securities with maturity dates of approximately five months to two years.

These investments are recorded at market price and any unrealized holding gains and losses (based on the difference between market price and book value) are reflected as other comprehensive income/loss in the stockholders’ equity section of the balance sheet. We have accumulated a $356,000 unrealized holding gain as of March 31, 2002. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income and have not been significant to date. Interest and dividends of all securities are included in interest income.

Concentrations and Risks

     Financial instruments that potentially subject us to concentration and credit risk consist primarily of short-term investments and trade receivables.

     To mitigate credit risk related to short-term investments, we have an investment policy to preserve the value of capital and generate interest income from these investments without undue exposure to risk. Market risk is the potential loss due to the change in value of a financial instrument due to interest rates or equity prices. We try to moderate this risk in two ways. First, our investment portfolio is divided between Banc of America Securities and Salomon Smith Barney. By using two independent investment banking firms, we believe we have improved market visibility. Secondly, we independently review market pricing on a periodic basis based upon directly managing a limited amount of funds we use for operations which are not managed by our funds’ managers.

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

     Our customers are concentrated in the personal computer industry and modem board manufacturer industry segment and in certain geographic locations. We actively market and sell products in Asia. We perform ongoing evaluations of our customers’ financial condition and generally require no collateral. As of March 31, 2002, approximately 82% of gross accounts receivable were concentrated with three customers. As of December 31, 2001, approximately 89% of gross accounts receivable were concentrated with four customers.

     For the three months ended March 31, 2002 and year ended December 31, 2001, we purchased integrated circuits from a limited number of vendors. If these vendors are unable to provide integrated circuits in a timely manner and we are unable to find alternative vendors, our business, operating results and financial condition could be materially adversely affected.

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

Inventories

     Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of March 31, 2002 and December 31, 2001 were composed of finished goods only. We regularly monitor inventory quantities on hand and, based on our current estimated requirements, it was determined that there was excess inventory and those excess amounts were fully reserved as of March 31, 2002 and December 31, 2001. Due to competitive pressures and technological innovation, it is possible that these estimates could change in the near term. As of March 31, 2002, the allowance for inventory losses was $9.6 million and the accrued inventory loss was $0.3 million. As of December 31, 2001, the allowance for inventory losses was $7.6 million and the accrued inventory loss was $2.3 million.

Software Development Costs

     We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Our products include a software component. To date, we have expensed all software development costs because these costs were incurred prior to the products reaching technological feasibility.

Revenue Recognition

     Revenues consist primarily of sales of products to OEMs and distributors. Revenues from sales to customers are recognized upon shipment when title and risk of loss passes to the customers, unless we have future obligations or have to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been achieved. We provide for estimated sales returns and customer rebates related to sales to OEMs at the time of shipment. Customer rebates are recorded against receivables to the extent that the gross amount has not been collected by the end customer. Once the gross amount has been collected, the accrued customer rebate is then reclassified to accrued liabilities. As of March 31, 2002 and December 31, 2001, we have an allowance for customer rebates against accounts receivable of $500,000 and $200,000, respectively, and accrued customer rebates of $2.0 million and $2.1 million, respectively, classified as current accrued liabilities on the balance sheet. Accrued customer rebates will be paid to the customers, upon request, in the future unless they are forfeited by the customer. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to end-users. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 60 days after shipment.

     Royalty revenue is recognized when confirmation of royalties due to us is received from licensees. Furthermore, revenues from technology licenses are recognized after delivery has occurred and the amount is fixed and determinable, generally based upon the contract’s nonrefundable payment terms. To the extent there are extended payment terms on these contracts, revenue is recognized as the payments become due and the cancellation privilege lapses. To date, we have not offered post-contract customer support.

Income Taxes

     We provide for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against assets which are not likely to be realized. As of March 31, 2002, we have deferred tax assets, net of valuation allowances, of $400,000.

Earnings Per Share

     We compute earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, less shares subject to repurchase. Diluted earnings per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options and warrants using the treasury stock method. Common stock options and warrants are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants excluded from the calculations of diluted net loss per share were 0 and 311,000 for the three months ended March 31, 2002 and 2001, respectively.

     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 2002 and 2001, respectively (in thousands, except per share data):

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Net income (loss)	$462	$(2,896)

Basic earnings (loss) per share:
Weighted average common shares outstanding	19,849	18,973
Less: Weighted average shares subject to repurchase	(129)	(—)

Weighted average common shares outstanding	19,720	18,973

Basic earnings (loss) per share	$0.02	$(0.15)

Diluted earnings (loss) per share:
Weighted average common shares outstanding	19,849	18,973
Weighted average common stock option grants and outstanding warrants	148	—

Weighted average common shares and common stock equivalents outstanding	19,997	18,973

Diluted earnings (loss) per share	$0.02	$(0.15)

Industry Segment, Customer and Geographic Information

     We are organized based upon the nature of the products we offer. Under this organizational structure, we operate in one segment, that segment being software-based modems using host signal processing technology. We market our products worldwide through our sales personnel, independent sales representatives and distributors.

     Our sales to customers outside of the United States, as a percent of total revenues, are as follows:

	Three Months Ended
	March 31,

	2002	2001

	(unaudited)
Taiwan	69%	20%
China (Hong Kong)	—%	67%
Rest of Asia	2%	5%
Europe	2%	5%

Total	73%	97%

     Sales to our major customers representing greater than 10% of total revenues are as follows:

	Three Months Ended
	March 31,

Customer	2002	2001

	(unaudited)
A — Askey	32%	6%
B — GVC	29%	11%
C — Prewell	—%	65%
D — ESS Technology	19%	—%

Comprehensive Income

     The following table provides the calculation of other comprehensive income for the three months ended March 31, 2002 and 2001 (in thousands):

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Net income (loss)	$462	$(2,896)
Other comprehensive income:
Unrealized gains (loss) on available-for-sale securities	(456)	391
Cumulative translation adjustment	(4)	—

Comprehensive income (loss)	$2	$(2,505)

Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are subject to at least an annual assessment for impairment applying a fair-value based test. Effective January 1, 2002, existing goodwill is no longer amortized. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. We adopted SFAS No. 142 in January 2002 and as a result of this adoption, we eliminated annual goodwill amortization of approximately $192,000, based on anticipated amortization for 2002.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. The Statement will be effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 in January 2002 and this adoption did not have a material impact on our financial position or results of operations.

Reclassifications

     Certain amounts in prior years have been reclassified to conform with the current period presentation.

3. RESTRUCTURING CHARGES

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

     Total severance and employment related costs of $2.5 million consisted of termination compensation and related benefits. Total costs for closure of excess facilities of $1.3 million consisted of future minimum lease payments and related costs on the excess and unused facilities as a result of our down sizing. We are in the process of locating a tenant to sublease the excess facilities for the remainder of the lease term. As of March 31, 2002, approximately $2.2 million of termination compensation and related benefits had been paid to terminated employees. The remaining accrual balance of $290,000 will be paid on various dates extending through October 2002. As of March 31, 2002, approximately $535,000 of lease payments and related costs had been paid to the landlord for the excess facilities. The remaining accrual balance of $777,000 will be paid monthly through February 2003. The following analysis sets forth the rollforward of this charge:

	Accrual			Accrual
	Balance at			Balance at
	December	Restructuring		March
	31, 2001	Charges	Payments	31, 2002

Severance and employment related costs	$579	$—	$289	$290
Costs for closure of excess facilities	988	—	211	777

	$1,567	$—	$500	$1,067

4. CONTINGENCIES:

     We record an accrual for estimated future royalty payments for relevant technology of others used in our product offerings in accordance with SFAS No. 5, “Accounting for Contingencies.” The estimated royalties accrual reflects management’s broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements and/or ongoing royalties based upon our judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. We have accrued our estimate of the amount of royalties payable for royalty agreements already signed, agreements that are in negotiation and unasserted but probable claims of others using advice from third party technology advisors and historical settlements. Should the final license agreements result in royalty rates significantly different than our current estimates, our business, operating results and financial condition could be materially and adversely affected.

     As of March 31, 2002 and December 31, 2001, we had accrued royalties of approximately $3.2 million and $12.3 million, respectively. Of these amounts, approximately $347,000 and $42,000 represent amounts accrued based upon signed royalty agreements as of March 31, 2002 and December 31, 2001, respectively. The remainder of accrued royalties represents management’s best estimate within a range of possible settlement as of each date presented. While management is unable to estimate the maximum amount of the range of possible settlements, it is possible that actual settlements could exceed the amounts accrued as of each date presented.

     We have received communications from 3Com, and may receive communications from other third parties in the future, asserting that our products infringe on their intellectual property rights, that our patents are unenforceable or that we have inappropriately licensed our intellectual property to third parties. These claims could affect our relationships with existing customers and may prevent potential future customers from purchasing our products or licensing our technology. Because we depend upon a limited number of products, any claims of this kind, whether they are with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. In the event that we do not prevail in litigation, we could be prevented from selling our products or be required to enter into royalty or licensing agreements on terms which may not be acceptable to us. We could also be prevented from selling our products or be required to pay substantial monetary damages. Should we cross license our intellectual property in order to obtain licenses, we may no longer be able to offer a unique product. To date, we have not obtained any licenses from 3Com. As of March 31, 2002, no material lawsuits relating to intellectual property are currently filed against us.

PCTEL, Inc. v. Brent Townshend

     On March 19, 2002, Townshend entered into a settlement agreement with us, which settled the Federal Court Action and State Court Action. Under the Settlement Agreement, the terms of the settlement are confidential. The Settlement Agreement required us to make a cash royalty payment on March 19, 2002 of $14.3 million related to past liability and prepayment of future royalties. The settlement did not have a material adverse impact on the results of operations. As of March 31, 2002, we have classified the prepayment as other assets, of which $1.3 million represents the current portion and $2.9 million represents the long-term portion.

ESS Technology, Inc. v. PCTEL, Inc.

     We entered into a settlement agreement with ESS on February 5, 2002, which settled this litigation matter and the litigation matter involving ESS pending in the United States International Trade Commission described below. The settlement required ESS to make an initial license payment of $2.0 million and future royalty payments to us based on the terms under the settlement agreement. The initial license payment of $2.0 million is included in revenues in the accompanying statement of operations for the three months ended March 31, 2002.

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

     We entered into a settlement agreement and cross-license with ESS on February 5, 2002, which settled this litigation matter and the litigation matter between ESS and us pending in the United States District Court described above. The settlement required ESS to make an initial license payment of $2.0 million and future royalty payments to us based on the terms under the settlement agreement. The initial license payment of $2.0 million is included in revenues in the accompanying statement of operations for the three months ended March 31, 2002.

     We have from time to time in the past received correspondence from third parties alleging that we infringe the third party’s intellectual property rights. We expect these claims to increase as our intellectual property portfolio become larger. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management’s time and attention.

5. AMORTIZATION OF DEFERRED COMPENSATION:

     For the quarters ended March 31, 2002 and 2001, amortization of deferred compensation (in thousands) relates to the following functional categories:

	Three Months Ended March 31,

	2002	2001

Research and development	$38	$47
Sales and marketing	28	70
General and administrative	109	176

	$175	$293

PCTEL, Inc.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward looking statements include, among others, those statements including the words, “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC. Factors that might cause future results to differ materially from those discussed in the forward looking statements include, but are not limited to, those discussed in “Factors Affecting Operating Results” and elsewhere in this Quarterly Report.

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

     From our inception in February 1994 through the end of 1995, we were a development stage company primarily engaged in product development, product testing and the establishment of strategic relationships with customers and suppliers. We first recognized revenue on product sales in the fourth quarter of 1995, and became profitable in 1996, our first full year of product shipments. Revenues increased from $24.0 million in 1997 to $97.2 million in 2000. The economic downturn that began in 2000 and continued throughout 2001 has adversely affected our business and operating results. In particular, since the fourth quarter of 2000, our customers, primarily our PC motherboard and distribution manufacturers, have been adversely impacted by significantly lower PC demand which has, in turn, lowered demand for our products. As a result, our revenues decreased to $41.0 million in 2001. Revenues for the three months ended March 31, 2002 were $10.3 million. In addition, and as a consequence of the economic slowdown, during 2001, we reduced our headcount from 198 personnel at the end of 2000 to 108 at the end of 2001. Because we expect PC demand to continue to be weak for the foreseeable term, we expect our revenue and earnings to continue to be negatively affected by these economic conditions.

     We sell soft modems to manufacturers and distributors principally in Asia through our sales personnel, independent sales representatives and distributors. Our sales to manufacturers and distributors in Asia were 91%, 91% and 99% of our total sales for the years ended 2001, 2000 and 1999, respectively, and 71% and 92% for the three months ended March 31, 2002 and 2001, respectively. The predominance of our sales is in Asia because our customers are primarily motherboard and modem manufacturers, and the majority of these manufacturers are located in Asia. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards that they purchase from the board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally.

Critical Accounting Policies

     Our significant accounting policies are more fully described in Note 2 to the condensed consolidated financial statements included in this Form 10-Q. The preparation of our condensed consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     Revenues consist primarily of sales of products to OEMs and distributors. Revenues from sales to customers are recognized upon shipment when title and risk of loss passes to the customers, unless we have future obligations or have to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been achieved. We provide for estimated sales returns and customer rebates related to sales to OEMs at the time of shipment. Customer rebates are recorded against receivables to the extent that the gross amount has not been collected by the end customer. Once the gross amount has been collected, the accrued customer rebate is then reclassified to liabilities. As of March 31, 2002 and December 31, 2001, we have an allowance for customer rebates against accounts receivable of $500,000 and $200,000, respectively, and accrued customer rebates of $2.0 million and $2.1 million, respectively, presented as current liabilities on the balance sheet. Accrued customer rebates will be paid to the customers, upon request, in the future unless they are forfeited by the customer. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to end-users. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 60 days after shipment.

     We also generate revenues from engineering contracts. Revenues from engineering contracts are recognized as contract milestones and customer acceptance are achieved. Royalty revenue is recognized when confirmation of royalties due to us is received from licensees. Furthermore, revenues from technology licenses are recognized after delivery has occurred and the amount is fixed and determinable, generally based upon the contract’s nonrefundable payment terms. To the extent there are extended payment terms on these contracts, revenue is recognized as the payments become due and the cancellation privilege lapses. To date, we have not offered post-contract customer support.

Inventory Reserves

     Due to the changing market conditions, recent economic downturn and technological innovation, inventory valuation charges of $10.9 million were recorded in the second half of 2001. Given the volatility of the market, the age of the inventories on hand and the introduction of new products in 2002, we wrote down excess inventories to net realizable value based on forecasted demand and the firm purchase order commitments from our major suppliers. Actual demand may differ from forecasted demand and such difference may have a material effect on our financial position and results of operations. For the three months ended March 31, 2002, we did not record any additional inventory valuation charges. As of March 31, 2002, the allowance for excess inventory was $9.6 million and the accrued inventory loss was $0.3 million. In addition to the allowance for excess inventory, we also provide for an allowance against obsolete inventory. As of March 31, 2002, there is an allowance for inventory obsolescence of $1.4 million.

Accrued Royalties

     We record an accrual for estimated future royalty payments for relevant technology of others used in our product offerings in accordance with SFAS No. 5, “Accounting for Contingencies.” The estimated royalties accrual reflects management’s broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements and/or ongoing royalties based upon our judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. Accordingly, the royalties accrual reflects estimated costs of settling claims rather than continuing to defend our legal positions, and is not intended to be, nor should it be interpreted as, an admission of infringement of intellectual property, valuation of damages suffered by any third parties or any specific terms that management has predetermined to agree to in the event of a settlement offer. We have accrued our best estimate of the amount of royalties payable for royalty agreements already signed, agreements that are in negotiation and unasserted but probable claims of others using advice from third party technology advisors and historical settlement rates.

     As of March 31, 2002 and December 31, 2001, we had accrued royalties of approximately $3.2 million and $12.3 million, respectively. However, the amounts accrued may be inadequate and we will be required to take an immediate charge if royalty payments are settled at a higher rate than expected, or if we do not prevail in the litigation. In addition, settlement arrangements may require royalties for both past and future sales of the associated products. If this is the case, in addition to an immediate charge if our accrual is inadequate, our gross margins will decrease on these future product sales. As a result of the litigation settlement with Townshend in March 2002, we made a cash royalty payment of $14.3 million related to past liability and prepayment of future liabilities to Townshend. See discussion under “Contingencies” in Note 4 for the impact of settlement on our financial position and results of operations.

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

Results of Operations

Three months ended March 31, 2002 and 2001
(All amounts in tables, other than percentages, are in thousands)

Revenues

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Revenues	$10,342	$16,451
% change from year ago period	(37.1)%	(31.8)%

     Our revenues primarily consist of product sales of soft modems to board manufacturers and distributors in Asia. Revenues decreased $6.1 million for the three months ended March 31, 2002 compared to the same period in 2001. The revenue decrease was primarily attributable to an abnormally poor PC market due to poor economic conditions globally. Additionally, the decrease in sales revenues was due to downward pressure on average selling prices commonly seen in the industry. Revenues for the three months ended March 31, 2002 included an initial license payment of $2.0 million from the settlement of the ESS litigation.

Gross Profit

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Gross profit	$5,116	$5,118
Percentage of revenues	49.5%	31.1%
% change from year ago period	0.0%	(54.9)%

     Cost of revenues consists primarily of chipsets we purchase from third party manufacturers and also includes accrued intellectual property royalties, cost of operations, provision for inventory obsolescence and distribution costs. Provision for inventory losses are also included in the determination of gross profit.

     Gross profit as a percentage of revenue increased from 31.1% for the three months ended March 31, 2001 to 49.5% for the three months ended March 31, 2002 primarily as a result of the $2.0 million licensing revenue from ESS litigation settlement. To a lesser extent, gross profit as percentage of revenue was favorably impacted due to the elimination of goodwill amortization related to the CSD acquisition as a result of impairment charges recorded on such goodwill in the third quarter of fiscal 2001.

Research and Development

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Research and development	$2,396	$3,468
Percentage of revenues	23.2%	21.1%
% change from year ago period	(30.9)%	1.8%

     Research and development expenses include compensation costs for software and hardware development, prototyping, certification and pre-production costs. We expense all research and development costs as incurred.

     Research and development expenses decreased by $1.1 million for the three months ended March 31, 2002 compared to the same period in 2001 due to the reduction in headcount in 2001. Research and development headcount decreased from 69 to 51 from March 31, 2001 to March 31, 2002. As a percentage of revenues, research and development slightly increased for the three months ended March 31, 2002 because of lower revenues in 2002.

Sales and Marketing

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Sales and marketing	$1,638	$3,476
Percentage of revenues	15.8%	21.1%
% change from year ago period	(52.9)%	16.1%

     Sales and marketing expenses consist primarily of personnel costs, sales commissions and marketing costs. Sales commissions payable to our distributors are recognized as expense when our products are “sold through” from the distributors to end-users so that the commission expense is matched with related recognition of revenues. Marketing costs include promotional costs, public relations and trade shows.

     Sales and marketing expenses decreased $1.8 million for the three months ended March 31, 2002 compared to the same period in 2001. The decrease in spending reflects the reduction of sales and marketing personnel in 2001. Sales and marketing headcount decreased from 69 to 25 from March 31, 2001 to March 31, 2002.

General and Administrative

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

General and administrative	$1,466	$2,167
Percentage of revenues	14.2%	13.2%
% change from year ago period	(32.3)%	22.8%

     General and administrative expenses include costs associated with our general management and finance functions as well as professional service charges, such as legal, tax and accounting fees. Other general expenses include rent, insurance, utilities, travel and other operating expenses to the extent not otherwise allocated to other functions.

     General and administrative expenses decreased $701,000 for the three months ended March 31, 2002 compared to the same period in 2001. The decrease was primarily due to decreased legal costs associated with the patent infringement litigation against Smart Link, ESS and Townshend which were settled in 2001, February 2002 and March 2002, respectively and decrease in headcount from 27 in March 31, 2001 to 19 in March 31, 2002.

Amortization of Goodwill and Other Intangible Assets

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Amortization of goodwill and intangible assets	$—	$946
Percentage of revenues	—%	5.8%

     In prior years, we purchased assets or businesses that resulted in the creation of intangible assets. In the second half of 2001, pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” we evaluated the recoverability of the long-lived assets, including intangibles, acquired from Communication Systems Division (“CSD”), Voyager Technologies Inc. (“Voyager”) and BlueCom Technology Corporation (“BlueCom”), and recorded impairment charges totaling $16.8 million. As a result of the impairment charges, the carrying value of these entities’ goodwill was reduced to approximately $0.4 million.

     Effective January 1, 2002, we have adopted the provisions of SFAS No. 142, “Goodwill and Other Intangibles,” under which goodwill is no longer being amortized and will be tested for impairment at least annually. As a result of the adoption of SFAS No. 142, amortization of goodwill and intangible assets decreased from $946,000 for the three months ended March 31, 2001 to $0 for the three months ended March 31, 2002.

Restructuring Charges

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Restructuring charges	$—	$524
Percentage of revenues	—%	3.2%

     We did not incur any additional restructuring charges for the three months ended March 31, 2002. On February 8, 2001, we announced a series of actions to streamline support for our voiceband business and sharpen our focus on emerging growth sectors. These measures were part of a restructuring program to return the Company to profitability and operational effectiveness and included a reduction in worldwide headcount of approximately 7 research and development employees, 9 sales and marketing employees and 6 general and administrative employees, a hiring freeze and cost containment programs. The restructuring resulted in $524,000 of charges consisting of severance and employment related costs for the three months ended March 31, 2001.

Amortization of Deferred Compensation

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Amortization of deferred compensation	$175	$293
Percentage of revenues	1.7%	1.8%
% change from year ago period	(40.3)%	16.0%

     In connection with the grant of restricted stock to employees in 2002, we recorded deferred stock compensation of $0.4 million representing the fair value of our common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the applicable shares. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     In connection with the grant of restricted stock to employees in 2001, we recorded deferred stock compensation of $1.8 million representing the fair value of our common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the applicable shares. Subsequent to the issuance of the restricted stock, employee terminations resulted in the reversal of $859,000 from deferred stock compensation. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     In connection with the grant of stock options to employees prior to our initial public offering in 1999, we recorded deferred stock compensation of $5.4 million representing the difference between the exercise price and deemed fair value of our common stock on the date these stock options were granted. Such amount is presented as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the applicable options. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     The amortization of deferred stock compensation decreased $118,000 for the three months ended March 31, 2002 compared to 2001 primarily due to the termination of employees in 2001 and the corresponding reversal of the remaining deferred stock compensation balance, offset by the additional expense related to the restricted stock grants in 2001 and 2002. We expect the amortization of deferred stock compensation to be approximately $190,000 per quarter through 2003, based on restricted stock grants and stock option grants through March 31, 2002.

     Other Income, Net

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Other income, net	$1,053	$1,762
Percentage of revenues	10.2%	10.7%

     Other income, net, consists of interest income, net of interest expense. Other income, net, decreased $709,000 for the three months ended March 31, 2002 compared to the same period in 2001 primarily due to the decrease in interest rates and lower average cash balances in 2002.

Provision (Benefit) for Income Taxes

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Provision (benefit) for income taxes	$32	$(1,098)

     We have $400,000 in net deferred tax assets as of March 31, 2002. The realization of the deferred tax assets is dependent on future profitability. During the third quarter of 2001, we recorded $5.3 million of provision for income taxes to establish valuation allowances against deferred tax assets in accordance with the provisions of FASB No. 109, “Accounting for Income Taxes” as a result of uncertainties regarding realizability. If we do not generate net income in future periods, the $400,000 may be written off. For the three months ended March 31, 2002, we recorded $32,000 of provision for income taxes for minimum and foreign taxes.

Liquidity and Capital Resources

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Net cash provided by (used in) operating activities	$(14,747)	$1,646
Net cash provided by (used in) investing activities	(3,408)	24,282
Net cash provided by financing activities	1,431	1,356
Cash, cash equivalents and short-term investments at the end of period	111,831	121,439
Working capital at the end of period	103,534	131,565

     The decrease in net cash provided by operating activities for the three months ended March 31, 2002 compared to the same period in 2001 was primarily due to the $14.3 million settlement payment in relation to the Townshend litigation in March 2002. Net cash used in investing activities for the three months ended March 31, 2002 consists primarily of purchases of short-term investments net of proceeds from the sales and maturities of the short-term investments. Net cash provided by financing activities for the three months ended March 31, 2002 consists of proceeds from the issuance of common stock associated with stock option exercises and from share purchases through the employee stock purchase plan.

     As of March 31, 2002, we had $111.8 million in cash, cash equivalents and short-term investments and working capital of $103.5 million. Accounts receivable, as measured in days sales outstanding (“DSO”), was 20 days at March 31, 2002 compared to 95 days in March 31, 2001. The decrease in DSO from March 31, 2001 to 2002 was primarily due to the increased cash collection efforts throughout 2001 and the first quarter of 2002.

     We believe that our existing sources of liquidity, consisting of cash, short-term investments and cash from operations, will be sufficient to meet our working capital for the foreseeable future. We will continue to evaluate opportunities for development of new products and potential acquisitions of technologies or businesses that could complement our business. We may use available cash or other sources of funding for such purposes. However, possible investments in or acquisitions of complementary businesses, products or technologies, or cash settlements resulting from new litigation, may require us to use our existing working capital or to seek additional financing. In addition, if the current economic downturn prolongs, we will need to continue to expend our cash reserves to fund our operations.

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

     Since the fourth quarter of 2000, our customers, primarily our PC motherboard and distribution manufacturers, have been impacted by significantly lower PC demand. As a result, our revenues and earnings in fiscal year of 2001 and the first quarter of 2002 were negatively affected. Because we expect PC demand to continue to be weak for the foreseeable term, we expect our revenues and earnings to continue to be negatively affected.

     In addition, the current economic environment also makes it extremely difficult for us to forecast customer demand for our products. We must forecast and place purchase orders for specialized semiconductor chips several months before we receive purchase orders from our own customers. This forecasting and order lead time requirement limits our ability to react to unexpected fluctuations in demand for our products. These fluctuations can be unexpected and may cause us to have excess inventory or a shortage of a particular product. During the second half of 2001, due to the changing market conditions, recent economic downturn and technological innovation, a provision for inventory losses of $10.9 million was charged against operations. Given the volatility of the market, the age of the inventories on hand and the introduction of new products later in 2002, we wrote down inventories to net realizable value based on forecasted demand and firm purchase order commitments from our major suppliers in 2001. Actual demand may differ from forecasted demand and such difference may have a material effect on our financial position and result of operations.

Our sales are concentrated among a limited number of customers and the loss of one or more of these customers could cause our revenues to decrease.

     Our sales are concentrated among a limited number of customers. If we were to lose one or more of these customers, or if one or more of these customers were to delay or reduce purchases of our products, our sales revenues may decrease. For the three months ended March 31, 2002, approximately 61% of our revenues were generated by two of our customers, with one customer representing 32% of revenues and the other representing 29% of revenues. For the three months ended March 31, 2001, approximately 82% of our revenues were generated by three of our customers, with one customer representing 65% of revenues. These customers may in the future decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, because:

•	we do not have any long-term purchase arrangements or contracts with these or any of our other customers,

•	our product sales to date have been made primarily on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice and without penalty, and

•	many of our customers also have pre-existing relationships with current or potential competitors which may affect our customers’ purchasing decisions.

     We expect that a small number of customers will continue to account for a substantial portion of our revenues for at least the next 12 to 18 months and that a significant portion of our sales will continue to be made on the basis of purchase orders. Our number of customers may be reduced in the future through mergers in the PC OEM sector, such as the HP and Compaq merger.

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

     Our sales to customers located in Asia accounted for 71% and 92% of our total revenues for the three months ended March 31, 2002 and 2001, respectively. The predominance of our sales is in Asia, mostly in Taiwan and China, because our customers are primarily motherboard or modem manufacturers that are located there. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards, the main printed circuit board containing the central processing unit of a computer system, that they purchase from board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Due to the industry wide concentration of modem manufacturers in Asia, we believe that a high percentage of our future sales will continue to be concentrated with Asian customers. As a result, our future operating results could be uniquely affected by a variety of factors outside of our control, including:

•	delays in collecting accounts receivable, which we have experienced from time to time,

•	fluctuations in the value of Asian currencies relative to the U.S. dollar, which may make it more costly for us to do business in Asia and which may in turn make it difficult for us to maintain or increase our revenues,

•	changes in tariffs, quotas, import restrictions and other trade barriers which may make our products more expensive compared to our competitors’ products, and

•	political and economic instability.

Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers.

     Our revenue depends on our ability to anticipate our customers’ needs and develop products that address those needs. In particular, our success will depend on our ability to introduce new products for the wireless market. Introduction of new products and product enhancements will require coordination of our efforts with those of our suppliers to rapidly achieve volume production. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our revenues may be reduced and our business may be harmed. We cannot assure you that product introductions will meet the anticipated release schedules.

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

     We are currently expanding our sales in international markets, particularly in Asia and Europe. To the extent that our revenues in Asia, Europe or other parts of the world increase in future periods, we expect our period-to-period revenues to reflect seasonal buying patterns in these markets.

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

     Sales cycles for our products with major customers are lengthy, often lasting nine months or longer. In addition, it can take an additional nine months or more before a customer commences volume production of equipment that incorporates our products. Sales cycles with our major customers are lengthy for a number of reasons:

•	our original equipment manufacturer customers usually complete a lengthy technical evaluation of our products, over which we have no control, before placing a purchase order,

•	the commercial integration of our products by an original equipment manufacturer is typically limited during the initial release to evaluate product performance, and

•	the development and commercial introduction of products incorporating new technologies frequently are delayed.

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

     In recent years, there has been significant litigation in the United States involving intellectual property rights, including rights of companies in our industry. We have from time to time in the past received correspondence from third parties alleging that we infringe the third party’s intellectual property rights. We expect these claims to increase as our intellectual property portfolio become larger. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management’s time and attention. Any potential intellectual property litigation against us could also force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the infringed intellectual property,

•	obtain from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all, or

•	redesign those products or services that incorporate the disputed intellectual property, which could result in substantial unanticipated development expenses.

     If we are subject to a successful claim of infringement and we fail to develop non-infringing intellectual property or license the infringed intellectual property on acceptable terms and on a timely basis, our revenues could decline or our expenses could increase.

     We may in the future initiate claims or litigation against third parties for infringement of our intellectual property rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could also result in significant expense and the diversion of technical and management personnel’s attention.

We have accrued for negotiated license fees and estimated royalty settlements related to existing and probable claims of patent infringement. If the actual settlements exceed the amounts accrued, additional losses could be significant, which would adversely affect future operating results.

     We recorded an accrual for estimated future royalty payments for relevant technology of others used in our product offerings in accordance with SFAS No. 5, “Accounting for Contingencies.” The estimated royalties accrual reflects management’s broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements and/or ongoing royalties based upon our judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. Accordingly, the royalties accrual reflects estimated costs of settling claims rather than continuing to defend our legal positions, and is not intended to be, nor should it be interpreted as, an admission of infringement of intellectual property, valuation of damages suffered by any third parties or any specific terms that management has predetermined to agree to in the event of a settlement offer. We have accrued our best estimate of the amount of royalties payable for royalty agreements already signed and unasserted but probable claims of others using advice from third party technology advisors and historical settlements. Should the final license agreements result in royalty rates significantly higher than our current estimates, our business, operating results and financial condition could be materially and adversely affected.

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

     Our past performance has been and our future performance is substantially dependent on the performance of our current executive officers and certain key engineering, sales, marketing, financial, technical and customer support personnel. If we lose the services of our executives or key employees, a replacement could be difficult to recruit and we may not be able to grow our business.

     Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of March 31, 2002, we employed a total of 51 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets will be impaired.

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

     Our ability to successfully sell our products and implement our business plan in rapidly evolving markets requires an effective management planning process. Future product expansion efforts could be expensive and put a strain on our management by significantly increasing the scope of their responsibilities and by increasing the demands on their management abilities during periods of constrained spending. We are focusing on the wireless areas as well as placing substantial effort on sustaining our leadership position in the analog modem space. To effectively manage our growth in these new technologies, we must enhance our marketing, sales, research and development areas. With revenues either stabilizing or declining, these efforts will have to be accomplished with limited resources. This will require management to effectively manage significant technological advancement within reduced budgets.

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

     We do not have our own manufacturing, assembly or testing operations. Instead, we rely on independent companies to manufacture, assemble and test the semiconductor chips that are integral components of our products. Most of these companies are located outside of the United States. There are many risks associated with our relationships with these independent companies, including reduced control over:

•	delivery schedules,

•	quality assurance,

•	manufacturing costs,

•	capacity during periods of excess demand, and

•	access to process technologies.

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

     We design, market and sell application specific integrated circuits and outsource the manufacturing and assembly of the integrated circuits to third party fabricators. The majority of our products and related components are manufactured by three principal companies: Taiwan Semiconductor Manufacturing Corporation, ADMTek and Silicon Labs. We expect to continue to rely upon these third parties for these services. Currently, the data access arrangement chips used in our soft modem products are provided by a sole source, Silicon Labs, on a purchase order basis, and we have only a limited guaranteed supply of data access arrangement chips through a long-term business arrangement with Silicon Labs. We have no guaranteed supply or long-term contract agreements with any other of our suppliers. Although we believe that we would be able to qualify an alternative manufacturing source for data access arrangement chips within a relatively short period of time, this transition, if necessary, could result in loss of purchase orders or customer relationships, which could result in decreased revenues. In addition, many of the potential alternative sources of components for our products who could potentially provide us with components have existing relationships with our competitors or potential competitors and may be unwilling to enter into agreements with us. If our relationship with Silicon Labs, or any relationship we enter in the future with other manufacturers, is impaired for competitive reasons or otherwise, this could prevent us from being able to deliver our products, damage our customer relationships and materially adversely affect our operating results and financial condition.

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

     Connectivity products require extensive testing prior to receiving certification by each government to be authorized to connect to their telephone systems. This testing can delay the introduction or, in extreme cases, prohibit the product usage in a particular country. International Telecommunications Union standards seek to provide a worldwide standard to avoid these issues, but they do not eliminate the need for testing in each country. In addition to these government certifications, individual Internet Service Providers, or “ISPs”, can also have unique line conditions that must be addressed. Since most large PC manufacturers want to be able to release their products on a worldwide basis, this entire process can significantly slow the introduction of new products.

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

We may experience integration or other problems with potential acquisitions, which could have an adverse effect on our business or results of operations. New acquisitions could dilute the interests of existing stockholders, and the announcement of new acquisitions could result in a decline in the price of our common stock.

     We may in the future make acquisitions of, or large investments in, businesses that offer products, services, and technologies that we believe would complement our products or services. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. Even though we announce an acquisition, we may not be able to complete it. Any future acquisition or substantial investment would present numerous risks. The following are examples of these risks:

•	difficulty in combining the technology, operations or work force of the acquired business,

•	disruption of our on-going business,

•	difficulty in realizing the potential financial or strategic benefits of the transaction,

•	difficulty in maintaining uniform standards, controls, procedures and policies,

•	possible impairment of relationships with employees and customers as a result of integration of new businesses and management personnel, and

•	impairment of assets related to resulting goodwill, and reductions in our future operating results from amortization of intangible assets.

     We expect that future acquisitions could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and our common stock. If the consideration for the transaction were paid in common stock, this would further dilute our existing stockholders.

Risks Related to Our Industry

If the market for products using our HSP technology does not grow as we plan, or if our products are not accepted in these markets, our revenues may be adversely affected.

     Our success depends on market demand and growth patterns for products using our HSP technology in soft analog modems. Market success for our products depends primarily on cost and performance benefits relative to competing solutions. Although we have shipped a significant number of soft modems since we began commercial sales of these products, the current level of demand for soft modems may not be sustained or may not grow. Further, the company’s success in the soft modem market is dependent on developing, selling and supporting next generation products and applications. If these new products are not accepted in the markets as they are introduced, our revenues and profitability will be negatively affected.

Our industry is characterized by rapidly changing technologies. If we are not successful in response to rapidly changing technologies, our products may become obsolete and we may not be able to compete effectively.

     The Internet access business is characterized by rapidly changing technologies, short product life cycles and frequent new product introductions. To remain competitive, we have successfully introduced several new products with advanced technologies since our company was founded. For example, starting in 2001 and continuing through 2002, we expect to see the introduction of additional International Telecommunications Union standards, referred to as V.92 and V.44. We continue to develop and sell advanced analog modem products in order to remain competitive in our core business.

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

     The jurisdiction of the Federal Communications Commission, or FCC, extends to the entire communications industry, including our customers and their products and services that incorporate our products. Future FCC regulations affecting the broadband access services industry, our customers or our products may harm our business. For example, future FCC regulatory policies that affect the availability of data and Internet services may impede our customers’ penetration into their markets or affect the prices that they are able to charge. In addition, international regulatory bodies are beginning to adopt standards for the communications industry. Although our business has not been hurt by any regulations to date, in the future, delays caused by our compliance with regulatory requirements may result in order cancellations or postponements of product purchases by our customers, which would reduce our profitability.

We rely on a continuous power supply to conduct our operations, and California’s current energy crisis could disrupt our operations and increase our expenses.

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

     The trading price of our common stock has been highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

•	actual or anticipated variations in quarterly operating results,

•	announcements of technological innovations,

•	new products or services offered by us or our competitors,

•	changes in financial estimates by securities analysts,

•	conditions or trends in our industry,

•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

•	additions or departures of key personnel,

•	mergers and acquisitions, and

•	sales of common stock by us or our stockholders.

     In addition, the Nasdaq National Market, where many publicly held telecommunications companies, including our company, are traded, often experiences extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. In the past, following periods of volatility in the market price of an individual company’s securities, securities class action litigation often has been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

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

PCTEL, Inc.

PART II. OTHER INFORMATION
FOR THE THREE MONTHS ENDED: MARCH 31, 2002

Item 1 LEGAL PROCEEDINGS:

During the quarter ended March 31, 2002, we settled our litigation matters with both Dr. Brent Townshend and ESS Technology. Pursuant to the settlement of the Townshend litigation, we made a cash royalty payment of $14.3 million in March 2002. Pursuant to the settlement of the ESS litigation, we received an initial license payment of $2.0 million in February 2002 and commitments for ESS to pay us future royalties. For a more detailed discussion of the Townshend and ESS litigation and settlement matters, please see the discussion under “Legal Proceedings” in our annual report on Form 10-K for the year ended December 31, 2001.

Item 2 CHANGES IN SECURITIES AND USE OF PROCEEDS: None.

Item 3 DEFAULTS UPON SENIOR SECURITIES: None.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: Non-Applicable.

Item 5 OTHER INFORMATION: None.

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
Number	Description

10.34	(a) Severance Agreement and Release between Andrew D. Wahl and the Registrant, dated March 8, 2002

(a)	Filed herewith.

     (b) Reports on Form 8-K: None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCTEL, Inc. A Delaware Corporation

May 10, 2002	By:	/s/ JOHN SCHOEN

John Schoen Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description

10.34	(a) Severance Agreement and Release between Andrew D. Wahl and the Registrant, dated March 8, 2002

(a)	Filed herewith.