Form 10-Q
period 2002-06-30
PC TEL INC
filed 2002-08-13
CIK 1057083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

     Yes [X]      No [  ]

As of July 31, 2002, there were 20,147,583 shares of the Registrant’s Common Stock outstanding.

PCTEL, Inc.

Form 10-Q
For the Quarter Ended June 30, 2002

		Page

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2002 and 2001	5

	Notes to the Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	34

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	34

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K	34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PCTEL, Inc.

Condensed Consolidated Balance Sheets
(in thousands, except share information)

	June 30,
	2002	December 31,
	(unaudited)	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,529	$38,393
Short-term investments	70,520	87,235
Accounts receivable, net	2,680	2,849
Inventories, net	1,586	2,870
Prepaid expenses and other assets	5,160	5,055
Deferred tax asset	400	400

Total current assets	120,875	136,802
PROPERTY AND EQUIPMENT, net	2,290	2,769
GOODWILL	1,772	384
OTHER ASSETS	3,159	228

TOTAL ASSETS	$128,096	$140,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,216	$4,944
Accrued royalties	3,299	12,343
Income taxes payable	5,559	5,573
Accrued liabilities	7,480	9,421
Long-term liabilities — current portion	16	—

Total current liabilities	17,570	32,281
Long-term liabilities	63	141

Total liabilities	17,633	32,422

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 20,139,083 and 19,665,486 issued and outstanding at June 30, 2002 and December 31, 2001 respectively	20	20
Additional paid-in capital	152,936	150,319
Deferred compensation	(1,006)	(1,158)
Retained deficit	(41,908)	(42,232)
Accumulated other comprehensive income	421	812

Total stockholders’ equity	110,463	107,761

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,096	$140,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, Inc.

Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
REVENUES	$9,557	$12,255	$19,899	$28,706
COST OF REVENUES	5,568	8,899	10,794	20,232
INVENTORY LOSS (RECOVERY)	(1,553)	—	(1,553)	—

GROSS PROFIT	5,542	3,356	10,658	8,474

OPERATING EXPENSES:
Research and development	2,761	2,810	5,157	6,278
Sales and marketing	1,853	3,213	3,491	6,689
General and administrative	1,142	2,914	2,608	5,081
Amortization of goodwill and other intangible assets	—	949	—	1,895
Restructuring charges (see Note 4)	647	1,583	647	2,107
Amortization of deferred compensation (See Note 6)	183	261	358	554

Total operating expenses	6,586	11,730	12,261	22,604

LOSS FROM OPERATIONS	(1,044)	(8,374)	(1,603)	(14,130)
OTHER INCOME, NET:
Other income, net	937	1,704	1,990	3,466

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(107)	(6,670)	387	(10,664)
PROVISION FOR INCOME TAXES	31	1,114	63	16

NET INCOME (LOSS)	$(138)	$(7,784)	$324	$(10,680)

Basic earnings (loss) per share	$(0.01)	$(0.41)	$0.02	$(0.56)
Shares used in computing basic earnings (loss) per share	19,933	19,206	19,827	19,090
Diluted earnings (loss) per share	$(0.01)	$(0.41)	$0.02	$(0.56)
Shares used in computing diluted earnings (loss) per share	19,933	19,206	20,042	19,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,

	2002	2001

	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$324	$(10,680)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	807	3,925
Loss on disposal/sale of fixed assets	77	47
Provision for (recovery of) allowance for doubtful accounts	(551)	778
Provision for (recovery of) excess and obsolete inventories	(184)	540
Stock compensation expense	11	—
Amortization of deferred compensation	347	554
Changes in operating assets and liabilities:
Decrease in accounts receivable	720	8,101
Decrease in inventories	1,473	7,831
Decrease (increase) in prepaid expenses and other assets	(2,986)	917
Decrease in accounts payable	(3,728)	(4,894)
Decrease in accrued royalties	(9,044)	(347)
Increase (decrease) in income taxes payable	(14)	1,718
Decrease in accrued liabilities	(2,161)	(3,540)
Decrease in long-term liabilities	(78)	—

Net Cash Provided by (Used in) Operating Activities	(14,987)	4,950

Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(38)	(450)
Proceeds on sale of property and equipment	8	13
Proceeds from sales and maturities of available-for-sale investments	49,180	62,123
Purchases of available-for-sale investments	(32,887)	(50,846)
Purchase of business, net of cash acquired	(1,574)	(9)

Net Cash Provided by Investing Activities	14,689	10,831

Cash Flows from Financing Activities:
Principal payments of notes payable	(8)	—
Proceeds from issuance of common stock	2,411	2,091

Net Cash Provided by Financing Activities	2,403	2,091

Net increase in cash and cash equivalents	2,105	17,872
Cumulative translation adjustment	31	—
Cash and cash equivalents, beginning of period	38,393	25,397

Cash and cash equivalents, end of period	$40,529	$43,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED: JUNE 30, 2002
(UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by PCTEL, Inc. (unless otherwise noted, “PCTEL”, “we”, “us” or “our” refers to PCTEL, Inc.), pursuant to the laws and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information not misleading. The condensed balance sheet as of December 31, 2001 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2002.

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

     Our strategy is to broaden product offerings that enable cost-effective access in both wired and wireless environments. On May 22, 2002, we acquired the assets of Chicago-based cyberPIXIE, Inc. for a total of $1.6 million in cash. The acquisition of cyberPIXIE is consistent with our strategy and permits us to participate in a new emerging market. We acquired three significant products in the acquisition of cyberPIXIE. The first two products are focused on automatic detection and connection and ease of use for roaming wireless local area network (“WLAN”) users, including a WLAN installation wizard that eases installation of cards and a roaming client application that allows seamless access while one is away from the local network. The third product is focused on infrastructure, including a network gateway that allows for authentication and connects existing users regardless of their client configuration, signs up new users quickly and easily and captures revenue for all network usage. These features allow users to access the network without changing Internet service providers (“ISPs”) or browser settings, the most common source of customer service calls. As a result of the acquisition, we obtained products and technology that will enable consumer-friendly roaming between and among 802.11 wireless and cellular networks.

     We are subject to certain risks including the impact of the continued economic slowdown, concentration of sales among a limited number of customers, continuing decreases in the average selling prices of our products, concentration of sales in Asia, the Company’s ability to develop and successfully introduce new and enhanced products such as wireless products, the outcome of potential litigation involving intellectual property, competition from larger, more established companies and dependence on key suppliers.

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

Consolidation and Foreign Currency Translation

     We use the United States dollar as the functional currency for our financial statements, including the financial statements of our subsidiaries in foreign countries with the exception of our Japanese subsidiary where the functional currency is the Japanese Yen. Assets and liabilities of our Japanese operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation gains (losses) of our Japanese subsidiary are recorded in accumulated other comprehensive income as a component of stockholders’ equity. All gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. Operations and translation adjustments have not been material to date. As of June 30, 2002, we had subsidiaries in the Cayman Islands, Japan, France, Taiwan and Yugoslavia. These consolidated financial statements include the accounts of PCTEL and our subsidiaries after eliminating intercompany accounts and transactions.

Cash Equivalents and Short-Term Investments

     We divide our financial instruments into two different classifications.

Cash equivalents:	are debt instruments that mature within three months after we purchase them.
Short-term investments:	are marketable debt instruments that generally mature between three months and two years from the date we purchase them. All of our short-term investments are classified as current assets and available-for-sale.

As of June 30, 2002, short-term investments consisted of high-grade corporate securities with maturity dates of approximately five months to two years.

These investments are recorded at current fair market value and any unrealized holding gains and losses (based on the difference between market price and book value) are reflected as other comprehensive income/loss in the stockholders’ equity section of the balance sheet. We have accumulated a $390,000 unrealized holding gain as of June 30, 2002. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income and have not been significant to date. Interest and dividends of all securities are included in interest income.

Concentrations and Risks

     Financial instruments that potentially subject us to concentration and credit risk consist primarily of short-term investments and trade receivables.

     To mitigate credit risk related to short-term investments, we have an investment policy to preserve the value of capital and generate interest income from these investments without undue exposure to risk fluctuations. Market risk is the potential loss due to the change in value of a financial instrument due to interest rates or equity prices. Our investment policy is to stipulate short durations, limiting interest rate exposure, and to benchmark performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.

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

     Our customers are concentrated in the personal computer industry and modem board manufacturer industry segment and in certain geographic locations. We actively market and sell products in Asia. We perform ongoing evaluations of our customers’ financial condition and generally require no collateral. As of June 30, 2002, three customers accounted for approximately 44%, 32% and 11% of gross accounts receivable, respectively. As of December 31, 2001, two customers accounted for approximately 48% and 22% of gross accounts receivable.

     For the three and six months ended June 30, 2002 and year ended December 31, 2001, we purchased integrated circuits from a limited number of vendors. If these vendors are unable to provide integrated circuits in a timely manner and we are unable to find alternative vendors, our business, operating results and financial condition could be materially adversely affected.

     The majority of our revenues are derived from a limited number of products utilizing host signal processing technology. The market for these products is characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay in bringing a new product to market could adversely affect our operating results. In addition, continuing decreases in the average selling prices of our products could affect our revenues and operating results.

Inventories

     Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of June 30, 2002 and December 31, 2001 were composed of finished goods and work-in-process only. We regularly monitor inventory quantities on hand and, based on our current estimated requirements, it was determined that there was excess inventory and those excess amounts were fully reserved as of June 30, 2002 and December 31, 2001. Due to competitive pressures and technological innovation, it is possible that these estimates could change in the near term. As of June 30, 2002, the allowance for inventory losses was $7.8 million and the adverse purchase commitments were $0.2 million. As of December 31, 2001, the allowance for inventory losses was $7.6 million and the adverse purchase commitments were $2.3 million.

Software Development Costs

     We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Our products include a software component. To date, we have expensed all software development costs because these costs were incurred prior to the products reaching technological feasibility.

Revenue Recognition

     Revenues consist primarily of sales of products to OEMs and distributors. Revenues from sales to customers are recognized upon shipment when title and risk of loss passes to the customers, unless we have future obligations or have to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been achieved. We provide for estimated sales returns and customer rebates related to sales to OEMs at the time of shipment. Customer rebates are recorded against receivables to the extent that the gross amount has not been collected by the end customer. Once the gross amount has been collected, the accrued customer rebate is then reclassified to accrued liabilities. As of June 30, 2002 and December 31, 2001, we have an allowance for customer rebates against accounts receivable of $463,000 and $200,000, respectively, and accrued customer rebates of $1.9 million and $2.1 million, respectively, classified as current accrued liabilities on the balance sheet. Accrued customer rebates will be paid to the customers, upon request, in the future unless they are forfeited by the customer. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to end-users. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 60 days after shipment.

     Royalty revenue is recognized when confirmation of royalties due to us is received from licensees or when there is a minimal royalty obligation to us. Furthermore, revenues from technology licenses are recognized after delivery has occurred and the amount is fixed and determinable, generally based upon the contract’s nonrefundable payment terms. To the extent there are extended payment terms on these contracts, revenue is recognized as the payments become due and the cancellation privilege lapses. To date, we have not offered post-contract customer support.

Income Taxes

     We provide for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against assets which are not likely to be realized. As of June 30, 2002, we have deferred tax assets, net of valuation allowances, of $400,000.

Earnings Per Share

     We compute earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, less shares subject to repurchase. Diluted earnings per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options and warrants using the treasury stock method. Common stock options and warrants are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option and restricted share grants excluded from the calculations of diluted net loss per share were 114,000 and 0 for the three and six months ended June 30, 2002, respectively.

     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earning per share for the three and six months ended June 30, 2002 and 2001, respectively (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net income (loss)	$(138)	$(7,784)	$324	$(10,680)

Basic earnings (loss) per share:
Weighted average common shares outstanding	20,100	19,206	19,975	19,090
Less: Weighted average shares subject to repurchase	(167)	—	(148)	—

Weighted average common shares outstanding	19,933	19,206	19,827	19,090

Basic earnings (loss) per share	$(0.01)	$(0.41)	$0.02	$(0.56)

Diluted earnings (loss) per share:
Weighted average common shares outstanding	19,933	19,206	19,827	19,090
Weighted average common stock option grants and outstanding warrants	—	—	215	—

Weighted average common shares and common stock equivalents outstanding	19,933	19,206	20,042	19,090

Diluted earnings (loss) per share	$(0.01)	$(0.41)	$0.02	$(0.56)

Industry Segment, Customer and Geographic Information

     We are organized based upon the nature of the products we offer. Under this organizational structure, we operate in one segment, that segment being software-based modems using host signal processing technology. We market our products worldwide through our sales personnel, independent sales representatives and distributors.

     Our sales to customers outside of the United States, as a percent of total revenues, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Taiwan	74%	23%	71%	21%
China (Hong Kong)	15	65	8	67
Rest of Asia	4	1	2	3
Europe	—	8	1	6

Total	93%	97%	82%	97%

     Sales to our major customers representing greater than 10% of total revenues, as a percent of total revenues, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Customer	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
A — Askey	26%	6%	29%	6%
B — Prewell	15	65	7	65
C — ASEC	16	—	10	—
D — GVC	28	12	29	11
E — ESS Technology	3	—	11	—

Total	88%	83%	86%	82%

Comprehensive Income

     The following table provides the calculation of other comprehensive income for the three and six months ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net income (loss)	$(138)	$(7,784)	$324	$(10,680)

Other comprehensive income:
Unrealized gains (loss) on available-for-sale securities	35	(132)	(421)	259
Cumulative translation adjustment	34	—	30	—

Comprehensive income (loss)	$69	$(7,916)	$(67)	$(10,421)

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 supercedes Accounting Principles Board Opinion (“APB”) No. 17 and addresses the financial accounting and reporting standards for goodwill and intangible assets subsequent to their initial recognition. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized. It also requires that goodwill and other intangible assets be tested for impairment at least annually. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets that are recognized in an entity’s balance sheet at the beginning of that fiscal year. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. We adopted SFAS No. 142 on January 1, 2002 and ceased to amortize goodwill on that date.

     If amortization expense related to goodwill that is no longer amortized had been excluded from operating expenses for the quarter and six months ended June 30, 2001, diluted earnings per share for the three and six months ended June 30, 2001 would have increased by $0.08 and $0.16, respectively.

     The changes in the carrying amount of goodwill as of December 31, 2001 and June 30, 2002 were as follows:

		Accumulated
	Goodwill	Amortization	Goodwill, net

	(in thousands)
Balance at December 31, 2000	$27,212	$(6,837)	$20,376
Contingent purchase price related to prior acquisitions	235	—	235
Goodwill amortization	—	(4,297)	(4,297)
Goodwill impairment	(27,015)	11,085	(15,930)

Balance at December 31, 2001	$432	$(48)	$384
Contingent purchase price	1,388	—	1,388

Balance at June 30, 2002	$1,820	$(48)	$1,772

     The following table reflects the adjusted net income and net income per share as if SFAS No. 142 had been effective as of January 1, 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands, except per share amounts)
Net income:
Reported net income	$(138)	$(7,784)	$324	$(10,680)
Goodwill amortization (see note below)	—	1,487	—	2,977

Adjusted net income	$(138)	$(6,297)	$324	$(7,703)
Basic income per share:
Reported net income	$(0.01)	$(0.41)	$0.02	$(0.56)
Goodwill amortization	—	0.08	—	0.16

Adjusted net income	$(0.01)	$(0.33)	$0.02	$(0.40)
Diluted income per share:
Reported net income	$(0.01)	$(0.41)	$0.02	$(0.56)
Goodwill amortization	—	0.08	—	0.16

Adjusted net income	$(0.01)	$(0.33)	$0.02	$(0.40)

Note: The $1.5 million and $3.0 million goodwill amortization above include $0.5 million and $1.1 million of goodwill amortization which were classified as cost of revenues in the Consolidated Statements of Operations.

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities’” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 on January 1, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

3. ACQUISITION

     On May 22, 2002, we acquired the assets of Chicago-based cyberPIXIE, Inc. for a total of $1.6 million in cash. As a result of the acquisition, we obtained products and technology that will enable consumer-friendly roaming between and among 802.11 wireless and cellular networks. The purchase price of $1.6 million was allocated to the assets acquired and liabilities assumed on their estimated fair values at the date of acquisition. The acquisition was accounted for under the purchase method of accounting and the results of operations of cyberPIXIE were included in these financial statements after May 22, 2002. Under the purchase method of accounting, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price and allocated to goodwill and other intangible assets. In this circumstance, the difference was $1.4 million which was attributed to goodwill and other intangible assets. The Company is still in the process of determining the allocation of the excess purchase price between goodwill and other intangible assets and currently estimated the in-process research and development costs to be immaterial. As of June 30, 2002, we have classified this balance of $1.4 million as goodwill and other intangible assets, net, in the accompanying consolidated balance sheets.

     The pro forma data has not been disclosed as the amounts are not material.

4. RESTRUCTURING CHARGES

2001 Restructuring

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

     Total severance and employment related costs of $2.5 million incurred in 2001 consisted of termination compensation and related benefits. Total costs incurred in 2001 for closure of excess facilities of $1.3 million consisted of future minimum lease payments and related costs on the excess and unused facilities as a result of our down sizing. We are in the process of locating a tenant to sublease the excess facilities for the remainder of the lease term. As of June 30, 2002, approximately $2.3 million of termination compensation and related benefits had been paid to terminated employees and $78,000 restructuring charges were reversed as a result of adjustments made. The remaining accrual balance of $115,000 will be paid on various dates extending through October 2002. As of June

30, 2002, approximately $747,000 of lease payments and related costs had been paid to the landlord for the excess facilities. The remaining accrual balance of $565,000 will be paid monthly through February 2003. The following analysis sets forth the rollforward of this charge:

	Accrual			Accrual
	Balance at			Balance at
	March	Restructuring		June
	31, 2002	Charges	Payments	30, 2002

Severance and employment related costs	$290	$(78)	$97	$115
Costs for closure of excess facilities	777	—	212	565

	$1,067	$(78)	$309	$680

2002 Restructuring

     In the three months ended June 30, 2002, the Company further eliminated 20 positions to keep in line with the new business structure announced last year, which resulted in additional restructuring charges of $725,000 consisting of severance and employment related costs of $526,000 and costs related to closure of excess facilities of $199,000 as a result of the reduction in force. 13 research and development, 5 sales and marketing and 2 general and administrative positions were eliminated to further focus our business. As of June 30, 2002, approximately $441,000 of termination compensation and related benefits had been paid to terminated employees. The remaining accrual balance of $85,000 will be paid on various dates extending through October 2002. As of June 30, 2002, approximately $57,000 of lease payments and related costs had been paid to the landlord for the excess facilities. The remaining accrual balance of $142,000 will be paid monthly through May 2004. The following analysis sets forth the rollforward of this charge:

	Accrual			Accrual
	Balance at			Balance at
	March	Restructuring		June
	31, 2002	Charges	Payments	30, 2002

Severance and employment related costs	$—	$526	$441	$85
Costs for closure of excess facilities	—	199	57	142

	$—	$725	$498	$227

     The combined effect of the two restructurings is:

	Accrual			Accrual
	Balance at			Balance at
	March	Restructuring		June
	31, 2002	Charges	Payments	30, 2002

Severance and employment related costs	$290	$448	$538	$200
Costs for closure of excess facilities	777	199	269	707

	$1,067	$647	$807	$907

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

     As of June 30, 2002 and December 31, 2001, we had accrued royalties of approximately $3.3 million and $12.3 million, respectively. Of these amounts, approximately $356,000 and $42,000 represent amounts accrued based upon signed royalty agreements as of June 30, 2002 and December 31, 2001, respectively. The remainder of accrued royalties represents management’s best estimate within a range of possible settlement as of each date presented. While management is unable to estimate the maximum amount of the range of possible settlements, it is possible that actual settlements could exceed the amounts accrued as of each date presented.

     We have received communications from 3Com, and may receive communications from other third parties in the future, asserting that our products infringe on their intellectual property rights, that our patents are unenforceable or that we have inappropriately licensed our intellectual property to third parties. These claims could affect our relationships with existing customers and may prevent potential future customers from purchasing our products or licensing our technology. Because we depend upon a limited number of products, any claims of this kind, whether they are with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. In the event that we do not prevail in litigation, we could be prevented from selling our products or be required to enter into royalty or licensing agreements on terms which may not be acceptable to us. We could also be prevented from selling our products or be required to pay substantial monetary damages. Should we cross license our intellectual property in order to obtain licenses, we may no longer be able to offer a unique product. To date, we have not obtained any licenses from 3Com. As of June 30, 2002, no material lawsuits relating to intellectual property are currently filed against us.

     We have from time to time in the past received correspondence from third parties alleging that we infringe the third party’s intellectual property rights. We expect these claims to increase as our intellectual property portfolio becomes larger. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management’s time and attention.

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

     On March 19, 2002, plaintiff Ronald H. Fraser (“Fraser”) filed a Verified Complaint (the “Complaint”) in Santa Clara County (California) Superior Court for breach of contract and declaratory relief against the Company, and for breach of contract, conversion, negligence and declaratory relief against the Company’s transfer agent, Wells Fargo Bank Minnesota, N.A (“Wells Fargo”). The Complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering on April 14, 2000. Wells Fargo filed a Verified Answer to the Complaint on June 12, 2002. On July 10, 2002, we filed a Verified Answer to the Complaint, denying Fraser’s claims and asserting numerous affirmative defenses. Discovery has recently commenced. On July 24, 2002, the parties were ordered to mediation and are to report back to the court on November 21, 2002. No trial date has been set.

     The Company believes that it has meritorious defenses and intends to vigorously defend the action. Because the action is still in its early stages, we cannot at this time provide an estimate of the range of potential gain or loss, or the probability of a favorable or unfavorable outcome.

6. AMORTIZATION OF DEFERRED COMPENSATION:

     In connection with the grant of restricted stock to employees in 2002, we recorded deferred stock compensation of $374,000 representing the fair value of our common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the applicable shares.

     In connection with the grant of restricted stock to employees in 2001, we recorded deferred stock compensation of $1.8 million representing the fair value of our common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the applicable shares. Subsequent to the issuance of the restricted stock, employee terminations resulted in the reversal of $919,000 from deferred stock compensation.

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

     For the three and six months ended June 30, 2002 and 2001, amortization of deferred compensation (in thousands) relates to the following functional categories:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Research and development	$44	$18	$73	$65
Sales and marketing	$34	$68	$71	$138
General and administrative	$105	$175	$214	$351

	$183	$261	$358	$554

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

     From our inception in February 1994 through the end of 1995, we were a development stage company primarily engaged in product development, product testing and the establishment of strategic relationships with customers and suppliers. We first recognized revenue on product sales in the fourth quarter of 1995, and became profitable in 1996, our first full year of product shipments. Revenues increased from $24.0 million in 1997 to $97.2 million in 2000. The economic downturn that began in 2000 and continued throughout 2001 has adversely affected our business and operating results. In particular, since the fourth quarter of 2000, our customers, primarily our PC motherboard and distribution manufacturers, have been adversely impacted by significantly lower PC demand which has, in turn, lowered demand for our products. As a result, our revenues decreased to $41.0 million in 2001. Revenues for the three and six months ended June 30, 2002 were $9.6 million and $19.9 million, respectively. The continuing revenue decrease was primarily attributable to a continued poor PC market due to poor economic conditions globally and reduction of purchases from a major customer. This customer accounted for 65% of our revenue for both the three and six months ended June 30, 2001 and only 15% and 7% of our revenue for the three and six months ended June 30, 2002. Additionally, the decrease in sales revenues was due to downward pressure on average selling prices commonly seen in the industry. As a consequence of the economic slowdown, during 2001, we reduced our headcount from 198 personnel at the end of 2000 to 108 at the end of 2001. We further reduced our headcount in the quarter ended June 30, 2002 by an additional 20 persons as a result of the continuing economic slowdown in 2002. Because we expect PC demand to continue to be weak for the foreseeable term, we expect our revenue and earnings to continue to be negatively affected by these economic conditions. In addition, our sales are concentrated among a limited number of customers and the loss of one or more of these customers could cause our revenues to decrease. In 2002, we have broadened our customer base such that five customers accounted for 86% of our revenue for the six months ended June 30, 2002, compared to three customers accounting for 82% for the six months ended June 30, 2001. Continuing decreases in the average selling prices of our products could result in decreased revenue as well.

     We sell soft modems to manufacturers and distributors principally in Asia through our sales personnel, independent sales representatives and distributors. Our sales to manufacturers and distributors in Asia were 91%, 91% and 99% of our total sales for the years ended 2001, 2000 and 1999, respectively, and 81% and 91% for the six months ended June 30, 2002 and 2001, respectively. The predominance of our sales is in Asia because our customers are primarily motherboard and modem manufacturers, and the majority of these manufacturers are located in Asia. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards that they purchase from the board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally.

     Our strategy is to broaden product offerings that enable cost-effective access in both wired and wireless environments. On May 22, 2002, we acquired the assets of Chicago-based cyberPIXIE, Inc. for a total of $1.6 million. The acquisition of cyberPIXIE is consistent with our strategy and permits us to participate in a new emerging market. We acquired three significant products in the acquisition of cyberPIXIE. The first two products are focused on automatic detection and connection and ease of use for roaming wireless local area network (“WLAN”) users, including a WLAN installation wizard that eases installation of cards and a roaming client application that allows seamless access while one is away from the local network. The third product is focused on infrastructure, including a network gateway that allows for authentication and connects existing users regardless of their client configuration, signs up new users quickly and easily and captures revenue for all network usage. These features allow users to access the network without changing ISPs or browser settings, the most common source of customer service calls. As a result of the acquisition, we obtained products and technology that will enable consumer-friendly roaming between and among 802.11 wireless and cellular networks.

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

Revenue Recognition

     Revenues consist primarily of sales of products to OEMs and distributors. Revenues from sales to customers are recognized upon shipment when title and risk of loss passes to the customers, unless we have future obligations or have to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been achieved. We provide for estimated sales returns and customer rebates related to sales to OEMs at the time of shipment. Customer rebates are recorded against receivables to the extent that the gross amount has not been collected by the end customer. Once the gross amount has been collected, the accrued customer rebate is then reclassified to liabilities. As of June 30, 2002 and December 31, 2001, we have an allowance for customer rebates against accounts receivable of $500,000 and $200,000, respectively, and accrued customer rebates of $1.9 million and $2.1 million, respectively, presented as current liabilities on the balance sheet. Accrued customer rebates will be paid to the customers, upon request, in the future unless they are forfeited by the customer. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to end-users. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 60 days after shipment.

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

Inventory Write-downs and Recoveries

     Due to the changing market conditions, recent economic downturn and technological innovation, inventory write-downs of $10.9 million were recorded in the second half of 2001. Given the volatility of the market, the age of the inventories on hand and the introduction of new products in 2002, we wrote down excess inventories to net realizable value based on forecasted demand and the firm purchase order commitments from our major suppliers. Actual demand may differ from forecasted demand and such difference may have a material effect on our financial position and results of operations. For the three and six months ended June 30, 2002, we did not record any additional inventory write-downs. Instead, we sold part of the written down inventories and recovered $1.6 million of the former write-downs for both the three and six months ended June 30, 2002. As of June 30, 2002, the cumulative write-down for excess inventory on hand was $7.8 million and the adverse purchase commitments were $0.2 million. In addition to the write-down of excess inventory, we also write down obsolete inventory. As of June 30, 2002, the cumulative write-down for obsolescence inventory on hand was of $1.2 million.

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

     As of June 30, 2002 and December 31, 2001, we had accrued royalties of approximately $3.3 million and $12.3 million, respectively. However, the amounts accrued may be inadequate and we will be required to take an immediate charge if royalty payments are settled at a higher rate than expected, or if we do not prevail in the litigation. In addition, settlement arrangements may require royalties for both past and future sales of the associated products. If this is the case, in addition to an immediate charge if our accrual is inadequate, our gross margins will decrease on these future product sales. As a result of the litigation settlement with Townshend in March 2002, we made a cash royalty payment of $14.3 million related to past liability and prepayment of future liabilities to Townshend. The settlement did not have a material adverse impact on the results of operations. As of June 30, 2002, we have classified the prepayment as other assets, of which $1.1 million represents the current portion and $2.9 million represents the long-term portion.

Income Taxes

     We currently operate with subsidiaries in the Cayman Islands, Japan, France, Taiwan and Yugoslavia as well as branch offices in Taiwan and Korea. The complexities brought on by operating in several different tax jurisdictions inevitably lead to an increased exposure to worldwide tax challenges. Should the tax authorities challenge us and the tax challenges result in unfavorable outcomes, our operating results and financial position could be materially and adversely affected.

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes, which involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. We maintain a valuation allowance against our deferred tax assets and have $400,000 in remaining net deferred tax assets as of June 30, 2002, which are expected to be realized as refunds of prior taxes paid in accordance with taxation carry-back provisions. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

Three and six months ended June 30, 2002 and 2001
 (All amounts in tables, other than percentages, are in thousands)

Revenues

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2002	2001	2002	2001

Revenues	$9,557	$12,255	$19,899	$28,706
% change from year ago period	(22.0)%		(30.7)%

     Our revenues primarily consist of product sales of soft modems to board manufacturers and distributors in Asia. Revenues decreased $2.7 million for the three months ended June 30, 2002 compared to the same period in 2001. Revenues for the six months ended June 30, 2002 decreased $8.8 million compared to the same period in 2001. The revenue decrease was primarily attributable to a continued poor PC market due to poor economic conditions globally and reduction of purchases from a major customer. This customer accounted for 65% of our revenue for both the three and six months ended June 30, 2001 and only 15% and 7% of our revenue for the three and six months ended June 30, 2002. In 2002, we have broadened our customer base such that five customers accounted for 86% of our revenue for the six months ended June 30, 2002, compared to three customers accounting for 82% for the six months ended June 30, 2001. Additionally, the decrease in sales revenues was due to downward pressure on average selling prices commonly seen in the industry.

Gross Profit

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2002	2001	2002	2001

Gross profit	$5,542	$3,356	$10,658	$8,474
Percentage of revenues	58.0%	27.4%	53.6%	29.5%
% change from year ago period	65.1%		25.8%

     Cost of revenues consists primarily of chipsets we purchase from third party manufacturers and also includes accrued intellectual property royalties, cost of operations, provision for inventory obsolescence and distribution costs. Provision for inventory losses are also included in the determination of gross profit.

     Gross profit increased $2.2 million and $2.2 million for the three and six months ended June 30, 2002 compared to the same periods in 2001 primarily as a result of inventory recovery of $1.6 million and increased licensing revenues which have a higher gross margin. Gross profit as a percentage of revenues increased from 27.4% for the three months ended June 30, 2001 to 58.0% for the three months ended June 30, 2002 and increased from 29.5% for the six months ended June 30, 2001 to 53.6% for the six months ended June 30, 2002 for the same reasons. To a lesser extent, gross profit as a percentage of revenues was favorably impacted due to the elimination of goodwill amortization related to the CSD acquisition as a result of impairment charges recorded on such goodwill in the third quarter of fiscal 2001.

Research and Development

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2002	2001	2002	2001

Research and development	$2,761	$2,810	$5,157	$6,278
Percentage of revenues	28.9%	22.9%	25.9%	21.9%
% change from year ago period	(1.7)%		(17.9)%

     Research and development expenses include costs for software and hardware development, prototyping, certification and pre-production costs. We expense all research and development costs as incurred.

     Research and development expenses decreased by $0.1 million and $1.1 million for the three and six months ended June 30, 2002 compared to the same periods in 2001 primarily because of decreased manpower expenses as a result of the reductions in force that occurred in fiscal year 2001. In 2002, we expanded our research and development efforts to include wireless products and software and continued our research and development on the introduction of the next generation analog modems. As a percentage of revenues, research and development costs increased for the three and six months ended June 30, 2002 because of lower revenues in 2002. As a percentage of revenues, we expect research and development costs to remain the same for the remainder of the year as the savings from the closure of the Connecticut engineering center are offset by additional research and development costs associated with the wireless products and software.

Sales and Marketing

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2002	2001	2002	2001

Sales and marketing	$1,853	$3,213	$3,491	$6,689
Percentage of revenues	19.4%	26.2%	17.5%	23.3%
% change from year ago period	(42.3)%		(47.8)%

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

     Sales and marketing expenses decreased $1.4 million and $3.2 million for the three and six months ended June 30, 2002 compared to the same period in 2001. Sales and marketing expenses as a percentage of revenues decreased for the three and six months ended June 30, 2002 compared to the same period in 2001. The decrease in spending is primarily due to decreased manpower expenses as a result of the reductions in force that occurred in fiscal year 2001. As a percentage of revenues, we expect sales and marketing costs to remain the same for the remainder of the year.

General and Administrative

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2002	2001	2002	2001

General and administrative	$1,142	$2,914	$2,608	$5,081
Percentage of revenues	11.9%	23.8%	13.1%	17.7%
% change from year ago period	(60.8)%		(48.7)%

     General and administrative expenses include costs associated with our general management and finance functions as well as professional service charges, such as legal, tax and accounting fees. Other general expenses include rent, insurance, utilities, travel and other operating expenses to the extent not otherwise allocated to other functions.

     General and administrative expenses decreased $1.8 million for the three months ended June 30, 2002 compared to the same period in 2001 and decreased $2.5 million for the six months ended June 30, 2002 compared to the same period in 2001. The decrease was primarily due to decreased legal costs associated with the patent infringement litigation against Smart Link, ESS and Townshend which were settled in 2001, February 2002 and March 2002, respectively, and a decrease in headcount in 2001 and 2002. As a percentage of revenues, we expect general and administrative costs to remain the same for the remainder of the year.

Amortization of Goodwill and Other Intangible Assets

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2002	2001	2002	2001

Amortization of goodwill and intangible assets	$—	$949	$—	$1,895
Percentage of revenues	—%		—%

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

     Effective January 1, 2002, we have adopted the provisions of SFAS No. 142, “Goodwill and Other Intangibles,” under which goodwill is no longer being amortized and will be tested for impairment at least annually. As a result of the adoption of SFAS No. 142, amortization of goodwill and intangible assets decreased from $949,000 and $1.9 million for the three and six months ended June 30, 2001, respectively, to $0 for both the three and six months ended June 30, 2002, respectively.

Restructuring Charges

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2002	2001	2002	2001

Restructuring charges	$647	$1,583	$647	$2,107
Percentage of revenues	6.8%	12.9%	3.3%	7.3%

     On February 8, 2001, we announced a series of actions to streamline support for our voiceband business and sharpen our focus on emerging growth sectors. These measures were part of a restructuring program to return the Company to profitability and operational effectiveness and included a reduction in worldwide headcount of approximately 7 research and development employees, 9 sales and marketing employees and 6 general and administrative employees, a hiring freeze and cost containment programs. On May 1, 2001, we announced a new business structure that will result in greater focus for our activities with a significantly reduced workforce. 13 research and development employees, 13 sales and marketing employees and 12 general and administrative employees were eliminated as a part of this reorganization. The restructuring resulted in $1.6 million and $2.1 million of charges for the three and six months ended June 30, 2001, consisting of severance and employment related costs and costs related to closure of excess facilities as a result of the reduction in force. We reversed $78,000 of the fiscal year 2001 restructuring charges in the three months ended June 30, 2002 as a result of adjustments made.

     In June 2002, we continued our restructuring program to return the company to profitability and operational effectiveness which included a further reduction in worldwide headcount consisting of 13 research and development employees, 5 sales and marketing employees and 2 general and administrative employees. The restructuring resulted in $725,000 of additional charges consisting of severance and employment related costs and costs related to closure of excess facilities as a result of the reduction in force for the three and six months ended June 30, 2002. Net restructuring charges for both the three and six months ended June 30, 2002 were $647,000.

Amortization of Deferred Compensation

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2002	2001	2002	2001

Amortization of deferred compensation	$183	$261	$358	$554
Percentage of revenues	1.9%	2.1%	1.8%	1.9%
% change from year ago period	(29.9)%		(35.4)%

     In connection with the grant of restricted stock to employees in 2002, we recorded deferred stock compensation of $374,000 representing the fair value of our common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the applicable shares. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     In connection with the grant of restricted stock to employees in 2001, we recorded deferred stock compensation of $1.8 million representing the fair value of our common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the applicable shares. Subsequent to the issuance of the restricted stock, employee terminations resulted in the reversal of $919,000 from deferred stock compensation. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

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

     The amortization of deferred stock compensation decreased $175,000 and $293,000 for the three and six months ended June 30, 2002 compared to 2001 primarily due to the termination of employees in 2002 and the corresponding reversal of the remaining deferred stock compensation balance, offset by the additional expense related to the restricted stock grants in 2001 and 2002. We expect the amortization of deferred stock compensation to be approximately $180,000 per quarter through 2003, based on restricted stock grants and stock option grants through June 30, 2002. If we grant additional restricted stock, the amortization of deferred compensation will increase.

Other Income, Net

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2002	2001	2002	2001

Other income, net	$937	$1,704	$1,990	$3,466
Percentage of revenues	9.8%	13.9%	10.0%	12.1%
% change from year ago period	(45.0)%		(42.6)%

     Other income, net, consists of interest income, net of interest expense. Interest income is expected to fluctuate over time. Other income, net, decreased $767,000 and $1.5 million for the three and six months ended June 30, 2002 compared to the same periods in 2001 primarily due to the decrease in interest rates and lower average cash balances in 2002.

Provision for Income Taxes

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2002	2001	2002	2001

Provision for income taxes	$31	$1,114	$63	$16

     We have $400,000 in net deferred tax assets as of June 30, 2002. The realization of the deferred tax assets is dependent on future profitability. During the third quarter of 2001, we recorded $5.3 million of provision for income taxes to establish valuation allowances against deferred tax assets in accordance with the provisions of FASB No. 109, “Accounting for Income Taxes” as a result of uncertainties regarding realizability. If we do not generate net income in future periods, the $400,000 may be written off. For the three and six months ended June 30, 2002, we recorded $31,000 and $63,000 of provision for income taxes for minimum and foreign taxes, respectively.

Liquidity and Capital Resources

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2002	2001

Net cash provided by (used in) operating activities	$(14,987)	$4,950
Net cash provided by (used in) investing activities	14,689	10,831
Net cash provided by financing activities	2,403	2,091
Cash, cash equivalents and short-term investments at the end of period	111,049	125,234
Working capital at the end of period	103,305	126,579

     The decrease in net cash provided by operating activities for the six months ended June 30, 2002 compared to the same period in 2001 was primarily due to the $14.3 million settlement payment in relation to the Townshend litigation in March 2002. Net cash used in investing activities for the six months ended June 30, 2002 consists primarily of purchases of short-term investments net of proceeds from the sales and maturities of the short-term investments. Net cash provided by financing activities for the six months ended June 30, 2002 consists of proceeds from the issuance of common stock associated with stock option exercises and from share purchases through the employee stock purchase plan.

     As of June 30, 2002, we had $111.0 million in cash, cash equivalents and short-term investments and working capital of $103.3 million. Accounts receivable, as measured in days sales outstanding (“DSO”), was 25 days at June 30, 2002 compared to 111 days in June 30, 2001. The decrease in DSO from June 30, 2001 to 2002 was primarily due to the increased cash collection efforts throughout 2001 and the first half of 2002 and lower sales in 2002.

     We believe that our existing sources of liquidity, consisting of cash, short-term investments and cash from operations, will be sufficient to meet our working capital for the foreseeable future. We will continue to evaluate opportunities for development of new products and potential acquisitions of technologies or businesses that could complement our business. We may use available cash or other sources of funding for such purposes. However, possible investments in or acquisitions of complementary businesses, products or technologies, or cash settlements resulting from new litigation, may require us to use our existing working capital or to seek additional financing. In addition, if the current economic downturn prolongs, we will need to continue to expend our cash reserves to fund our operations. As of June 30, 2002, we have no outstanding firm inventory purchase contract commitments with our major suppliers, non-cancelable operating leases for office facilities of $1.0 million through 2005 and unpaid restructuring (termination compensation) of $216,000 through October 2002.

Other Matters

     In conjunction with the appointment of PricewaterhouseCoopers LLP as our new auditors, the Audit Committee approved both the audit and non-audit services and associated fees.

Factors Affecting Operating Results

     This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

Risks Related to Our Business

The continued economic slowdown, particularly the rapid deterioration in PC demand, makes it difficult to forecast customer demand for our products, and will likely result in excessive operating costs and loss of product revenues.

     Since the fourth quarter of 2000, our customers, primarily our PC motherboard and distribution manufacturers, have been impacted by significantly lower PC demand. As a result, our revenues and earnings in fiscal year of 2001 and the first half of 2002 were negatively affected. Because we expect PC demand to continue to be weak for the foreseeable term, we expect our revenues and earnings to continue to be negatively affected.

     In addition, the current economic environment also makes it extremely difficult for us to forecast customer demand for our products. We must forecast and place purchase orders for specialized semiconductor chips several months before we receive purchase orders from our own customers. This forecasting and order lead time requirement limits our ability to react to unexpected fluctuations in demand for our products. These fluctuations can be unexpected and may cause us to have excess inventory or a shortage of a particular product. During the second half of 2001, due to the changing market conditions, recent economic downturn and technological innovation, a provision for inventory losses of $10.9 million was charged against operations. Given the volatility of the market, the age of the inventories on hand and the expected introduction of new products later in 2002, we wrote down inventories to net realizable value based on forecasted demand and firm purchase order commitments from our major suppliers in 2001. Actual demand may differ from forecasted demand and such difference may have a material effect on our financial position and result of operations.

Our sales are concentrated among a limited number of customers and the loss of one or more of these customers could cause our revenues to decrease.

     Our sales are concentrated among a limited number of customers. If we were to lose one or more of these customers, or if one or more of these customers were to delay or reduce purchases of our products, our sales revenues may decrease. We have broadened our customer base in 2002. For the six months ended June 30, 2002, approximately 86% of our revenues were generated by five of our customers, with one customer representing 29% of revenues and the other four representing 29%, 11%, 10% and 7% of revenues, respectively. In contrast, for the six months ended June 30, 2001, approximately 82% of our revenues were generated by three of our customers, with one customer representing 65% of revenues while the other two representing 11% and 6% of revenues, respectively. The customer who accounted for 65% of revenues for the six months ended June 30, 2001 has reduced its purchases to only 7% of revenues for the six months ended June 30, 2002, which is a reason for the decreased in revenue between 2001 and 2002. All of these customers may in the future decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, because:

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

     Our sales to customers located in Asia accounted for 81% and 91% of our total revenues for the six months ended June 30, 2002 and 2001, respectively. The predominance of our sales is in Asia, mostly in Taiwan and China, because our customers are primarily motherboard or modem manufacturers that are located there. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards, the main printed circuit board containing the central processing unit of a computer system, that they purchase from board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Due to the industry wide concentration of modem manufacturers in Asia, we believe that a high percentage of our future sales will continue to be concentrated with Asian customers. As a result, our future operating results could be uniquely affected by a variety of factors outside of our control, including:

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

     Our revenue depends on our ability to anticipate our customers’ needs and develop products that address those needs. In particular, our success will depend on our ability to introduce new products for the wireless market. Introduction of new products and product enhancements will require coordination of our efforts with those of our suppliers to rapidly achieve volume production. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our revenues may be reduced and our business may be harmed. We may not be successful in introducing the new wireless products in time as a result of our relative inexperience in developing, marketing, selling and supporting these products. We cannot assure you that product introductions will meet the anticipated release schedules.

Our acquisition of cyberPIXIE may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

     We acquired the assets of cyberPIXIE Inc. on May 22, 2002. We are in the process of integrating cyberPIXIE assets into our business. We may encounter problems associated with the integration of cyberPIXIE including:

•	difficulties in assimilation of acquired personnel, operations, technologies or products,

•	unanticipated costs associated with the acquisition,

•	diversion of management’s attention from other business concerns,

•	adverse effects on our existing business relationships with our and cyberPIXIE’s customers, and

•	inability to retain employees of cyberPIXIE.

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

     Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of June 30, 2002, we employed a total of 49 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets will be impaired.

We may have to continue to reduce our headcount, which may hinder our ability to develop and grow our business, which may ultimately affect our ability to become profitable.

     In 2001, we reduced our workforce by 90 employees. In 2002, we further reduced our workforce by 20 employees. If economic conditions and the PC market do not improve, or if we decide to pursue new business structures or focus on different sectors, we may need to reduce our workforce even further. This may result in, as it has in the past, additional charges and costs relating to severance and employment costs, as well as the closure of excess facilities. If such an action is taken, it may temporarily inhibit our ability to develop new products or become profitable and may also impact our ability to attract and retain other employees (including wireless).

We have put in place cost containment programs to reduce our expenses for the host signal processing businesses. We may have to continue to reduce our expenses in this business, which may hinder our ability to become profitable.

     As part of the cost containment programs put in place on the host signal processing business in 2001 and 2002, we reduced our workforce by 90 employees in 2001 and an additional 20 employees in 2002. If economic conditions and the PC market do not improve, we may need to continue to reduce expenses relating to the host signal processing business. This may result in, as it has in the past, additional charges and costs relating to severance and employment costs, as well as the closure of excess facilities. If such an action is taken, it may temporarily inhibit our ability to become profitable.

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

     Connectivity products require extensive testing prior to receiving certification by each government to be authorized to connect to their telephone systems. This testing can delay the introduction or, in extreme cases, prohibit the product usage in a particular country. International Telecommunications Union standards seek to provide a worldwide standard to avoid these issues, but they do not eliminate the need for testing in each country. In addition to these government certifications, individual ISPs, can also have unique line conditions that must be addressed. Since most large PC manufacturers want to be able to release their products on a worldwide basis, this entire process can significantly slow the introduction of new products.

Our financial position and results of operations can be adversely affected if tax authorities challenge us and the tax challenges result in unfavorable outcomes.

     We currently operate with subsidiaries in the Cayman Islands, Japan and Yugoslavia as well as branch offices in Taiwan, Korea and France. The complexities brought on by operating in several different tax jurisdictions inevitably leads to an increased exposure to worldwide tax challenges. Should the tax authorities challenge us and the tax challenges result in unfavorable outcomes, our operating results and financial position could be materially and adversely affected.

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

If the wireless market does not grow as we plan, or if our wireless products are not accepted in these markets, our revenues may be adversely affected.

     Our future success depends on market demand and growth patterns for products using wireless technology. Our wireless products may not be successful as a result of the following reasons:

•	intense competition in the wireless market,

•	our relative inexperience in developing, marketing, selling and supporting these products, and

•	inability of these products to complement our legacy business.

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

PCTEL, Inc.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks. We manage the sensitivity of our results of operations to these risks by maintaining a conservative investment portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating all transactions in U.S. dollars. Our exposure to foreign exchange rate fluctuations arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the year ended December 31, 2001 and the six months ended June 30, 2002 was not material.

     We may be exposed to interest rate risks as we have investments in both fixed rate and floating rate interest earning instruments. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rate.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds. We have accumulated a $390,000 unrealized holding gain as of June 30, 2002.

PCTEL, Inc.

PART II. OTHER INFORMATION
FOR THE THREE AND SIX MONTHS ENDED: JUNE 30, 2002

Item 1	LEGAL PROCEEDINGS: Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.
On March 19, 2002, plaintiff Ronald H. Fraser (“Fraser”) filed a Verified Complaint (the “Complaint”) in Santa Clara County (California) Superior Court for breach of contract and declaratory relief against the Company, and for breach of contract, conversion, negligence and declaratory relief against the Company’s transfer agent, Wells Fargo Bank Minnesota, N.A (“Wells Fargo”). The Complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering on April 14, 2000. Wells Fargo filed a Verified Answer to the Complaint on June 12, 2002. On July 10, 2002, we filed a Verified Answer to the Complaint, denying Fraser’s claims and asserting numerous affirmative defenses. Discovery has recently commenced. On July 24, 2002, the parties were ordered to mediation and are to report back to the court on November 21, 2002. No trial date has been set.

The Company believes that it has meritorious defenses and intends to vigorously defend the action. Because the action is still in its early stages, we cannot at this time provide an estimate of the range of potential gain or loss, or the probability of a favorable or unfavorable outcome.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
The 2002 Annual Meeting of Stockholders of the Company was held on Wednesday, May 29, 2002 in Milpitas, California. Giacomo Marini, Martin H. Singer and Richard D. Gitlin were elected to serve as the Company’s Class III directors until the Company’s 2005 annual meeting.

The votes were cast as follows:

	For	Withhold

Giacomo Marini	17,288,144	218,282
Martin H. Singer	16,739,543	766,883
Richard D. Gitlin	17,311,344	195,082

Item 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
Number		Description

99.1	(a)	Certification of Chief Executive Officer and Chief Financial Officer

(a)	Filed herewith.

(b)	Reports on Form 8-K:
On May 15, 2002, we filed a Current Report on Form 8-K to report that the Board of Directors terminated the engagement of Arthur Andersen LLP as our independent auditors, effective May 9, 2002.
On May 21, 2002, we filed a Current Report on Form 8-K to report that the Board of Directors appointed PricewaterhouseCoopers LLP as our independent auditors, effective May 17, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCTEL, Inc. A Delaware Corporation
August 13, 2002	By:	/s/ JOHN SCHOEN

John Schoen Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description

99.1	(a)	Certification of Chief Executive Officer and Chief Financial Officer

(a)	Filed herewith.