Form 10-Q
period 2002-09-30
PC TEL INC
filed 2002-11-13
CIK 1057083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-27115

PCTEL, Inc.
(Exact Name of Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0364943 (I.R.S. Employer Identification Number)

8725 W. Higgins Road, Suite 400, Chicago IL (Address of Principal Executive Office)	60631 (Zip Code)

(773) 243-3000
(Registrant’s Telephone Number, Including Area Code)

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

As of October 31, 2002, there were 19,909,916 shares of the Registrant’s Common Stock outstanding.

PCTEL, Inc.

Form 10-Q
For the Quarter Ended September 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PCTEL, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share information)

	September 30,	December 31,
	2002	2001
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,049	$38,393
Short-term investments	68,157	87,235
Accounts receivable, net	4,234	2,849
Inventories, net	1,542	2,870
Prepaid expenses and other assets	7,094	5,055
Deferred tax asset	—	400

Total current assets	125,076	136,802
PROPERTY AND EQUIPMENT, net	2,101	2,769
GOODWILL AND INTANGIBLE ASSETS, net	1,649	384
OTHER ASSETS	2,856	228

TOTAL ASSETS	$131,682	$140,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,006	$4,944
Accrued royalties	3,508	12,343
Income taxes payable	6,852	5,573
Accrued liabilities	6,070	9,421
Long-term liabilities — current portion	4	—

Total current liabilities	17,440	32,281
Long-term liabilities	49	141

Total liabilities	17,489	32,422

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 20,065,866 and 19,665,486 issued and outstanding at September 30, 2002 and December 31, 2001 respectively	20	20
Additional paid-in capital	153,266	150,319
Deferred compensation	(802)	(1,158)
Retained deficit	(38,694)	(42,232)
Accumulated other comprehensive income	403	812

Total stockholders’ equity	114,193	107,761

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,682	$140,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, Inc.

Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)

REVENUES	$12,548	$4,738	$32,447	$33,444
COST OF REVENUES	7,481	5,070	18,275	25,302
INVENTORY LOSS (RECOVERY)	(3,795)	11,288	(5,348)	11,288

GROSS PROFIT	8,862	(11,620)	19,520	(3,146)

OPERATING EXPENSES:
Research and development	2,477	2,824	7,634	9,102
Sales and marketing	1,904	2,322	5,395	9,011
General and administrative	1,248	3,665	3,856	8,746
Amortization of goodwill and other intangible assets	50	1,027	50	2,922
Goodwill impairment	—	15,550	—	15,550
Restructuring charges (see Note 4)	88	274	735	2,381
Amortization of deferred compensation (See Note 6)	170	289	528	843

Total operating expenses	5,937	25,951	18,198	48,555

INCOME (LOSS) FROM OPERATIONS	2,925	(37,571)	1,322	(51,701)
OTHER INCOME, NET:
Other income, net	641	1,409	2,631	4,875

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	3,566	(36,162)	3,953	(46,826)
PROVISION FOR INCOME TAXES	352	5,274	415	5,290

NET INCOME (LOSS)	$3,214	$(41,436)	$3,538	$(52,116)

Basic earnings (loss) per share	$0.16	$(2.13)	$0.18	$(2.73)
Shares used in computing basic earnings (loss) per share	19,972	19,414	19,876	19,100
Diluted earnings (loss) per share	$0.16	$(2.13)	$0.18	$(2.73)
Shares used in computing diluted earnings (loss) per share	20,139	19,414	20,101	19,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,

	2002	2001

	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$3,538	$(52,116)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,487	6,102
Goodwill impairment	—	15,550
Loss on disposal/sale of fixed assets	83	522
Provision for (recovery of) allowance for doubtful accounts	(431)	1,100
Write-down for (recovery of) excess and obsolete inventories	(184)	2,960
Decrease in deferred tax asset	400	5,255
Amortization of deferred compensation	522	843
Stock compensation expense	11	—
Tax benefit from stock option exercises	853	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(953)	19,765
Decrease in inventories	1,511	5,938
Decrease (increase) in prepaid expenses and other assets	(4,617)	2,594
Decrease in accounts payable	(3,938)	(6,048)
Increase (decrease) in accrued royalties	(8,835)	149
Increase in income taxes payable	1,279	1,548
Increase (decrease) in accrued liabilities	(3,571)	4,090
Increase (decrease) in long-term liabilities	(92)	201

Net Cash Provided by (Used in) Operating Activities	(12,937)	8,453

Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(394)	(597)
Proceeds on sale of property and equipment	19	13
Proceeds from sales and maturities of available-for-sale investments	69,230	71,935
Purchases of available-for-sale investments	(50,584)	(65,578)
Purchase of business, net of cash acquired	(1,598)	(32)

Net Cash Provided by Investing Activities	16,673	5,741

Cash Flows from Financing Activities:
Principal payments of notes payable	(20)	—
Proceeds from issuance of common stock	2,659	2,521
Payments for repurchase of common stock	(741)	—

Net Cash Provided by Financing Activities	1,898	2,521

Net increase in cash and cash equivalents	5,634	16,715
Cumulative translation adjustment	22	—
Cash and cash equivalents, beginning of period	38,393	25,397

Cash and cash equivalents, end of period	$44,049	$42,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, Inc.

Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended: September 30, 2002
(Unaudited)

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

     The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for future periods or the year ending December 31, 2002.

2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations of the Company

     We were originally incorporated in California in February 1994, and in July 1998, we reincorporated in Delaware. We provide cost-effective software-based communications solutions that address high-speed Internet connectivity requirements for existing and emerging technologies. Our communications products enable Internet access through PCs and alternative Internet access devices. Our soft modem products consist of a hardware chipset containing a proprietary host signal processing software architecture which allows for the utilization of the computational and processing resources of a host central processor, effectively replacing special-purpose hardware required in conventional hardware-based modems. Together, the combination of the chipset and software drivers are a component part within a computer which allows for telecommunications connectivity. By replacing hardware with a software solution, our host signal processing technology lowers costs while enhancing capabilities.

     Our strategy is to broaden product offerings that enable cost-effective access in both wired and wireless environments. In May 2002, we acquired the assets of cyberPIXIE, Inc. (“cyberPIXIE”), a wireless access provider. The acquisition of cyberPIXIE is consistent with our strategy and permits us to participate in a new emerging market. As a result of the acquisition, we obtained products and technology that will enable roaming between and among 802.11 wireless and cellular networks.

     Our wireless product portfolio consists of both PC client and network infrastructure products. Our wireless client product is a PC based software solution that facilitates roaming and connection to wireless networks. These networks may be public wireless local area network (“WLAN”) hotspots, and cellular data networks (wireless wide area networks), as well as private enterprise and home WLANs. Our client products are offered as custom branded offerings associated with a particular carrier and typically includes carrier specific ‘service finder’ location databases. Our client product offers a superior end user experience while simultaneously reducing the costs associated with typical end user support problems that our product addresses.

     Our infrastructure products consist of software programs and third party computing platforms (embedded or PC servers) that enable the deployment of public WLANs. Our gateway product aggregates WLAN traffic from multiple access points, supports proprietary end user features, provides location specific content, and supports industry standard radius compliant end user authentication and accounting. Our WLAN controller further aggregates gateway traffic and provides storage for end user databases, subscription plans, and central control of gateway management functions.

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

Consolidation and Foreign Currency Translation

     We use the United States dollar as the functional currency for our financial statements, including the financial statements of our subsidiaries in foreign countries, with the exception of our Japanese subsidiary for which the functional currency is the Japanese Yen. Assets and liabilities of our Japanese operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation gains (losses) of our Japanese subsidiary are recorded in accumulated other comprehensive income as a component of stockholders’ equity. All gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. Operations and translation adjustments have not been material to date. As of September 30, 2002, we had subsidiaries in the Cayman Islands, Japan, France, Taiwan and Yugoslavia. These consolidated financial statements include the accounts of PCTEL and our subsidiaries after eliminating intercompany accounts and transactions.

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

As of September 30, 2002, short-term investments consisted of high-grade corporate securities with maturity dates of approximately five months to two years.

These investments are recorded at current fair market value and any unrealized holding gains and losses (based on the difference between market price and book value) are reflected as other comprehensive income/loss in the stockholders’ equity section of the balance sheet. We have accumulated a $381,000 unrealized holding gain as of September 30, 2002. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income (expense) and have not been significant to date. Interest and dividends of all securities are included in interest income.

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

     Our customers are concentrated in the personal computer industry and modem board manufacturer industry segment and in certain geographic locations. We actively market and sell products in Asia. We perform ongoing evaluations of our customers’ financial condition and generally require no collateral. As of September 30, 2002, three customers accounted for approximately 37%, 26% and 17% of gross accounts receivable, respectively. As of December 31, 2001, two customers accounted for approximately 48% and 22% of gross accounts receivable.

     For the three and nine months ended September 30, 2002 and year ended December 31, 2001, we purchased integrated circuits from a limited number of vendors. If these vendors are unable to provide integrated circuits in a timely manner and we are unable to find alternative vendors, our business, operating results and financial condition could be materially adversely affected.

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

Inventories

     Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of September 30, 2002 and December 31, 2001 were composed of finished goods and work-in-process only. We regularly monitor inventory quantities on hand and, based on our current estimated requirements, it was determined that there was excess inventory and those excess amounts were fully reserved as of September 30, 2002 and December 31, 2001. Due to competitive pressures and technological innovation, it is possible that these estimates could change in the near term. As of September 30, 2002, the allowance for inventory losses was $4.0 million. As of December 31, 2001, the allowance for inventory losses was $7.6 million and adverse purchase commitments were $2.3 million.

Software Development Costs

     We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Our products include a software component. To date, we have expensed all software development costs because these costs were incurred prior to the products reaching technological feasibility.

Revenue Recognition

     Revenues consist primarily of sales of products to original equipment manufacturers (“OEMs”) and distributors. Revenues from sales to customers are recognized upon shipment when title and risk of loss passes to the customers, unless we have future obligations or have to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been achieved. We provide for estimated sales returns and customer rebates related to sales to OEMs at the time of shipment. Customer rebates are recorded against receivables to the extent that the gross amount has not been collected by the end customer. Once the gross amount has been collected, the accrued customer rebate is then reclassified to accrued liabilities. As of September

30, 2002 and December 31, 2001, we have an allowance for customer rebates against accounts receivable of $399,000 and $200,000, respectively, and accrued customer rebates of $1.8 million and $2.1 million, respectively, presented as current accrued liabilities on the balance sheet. Accrued customer rebates will be paid to the customers, upon request, in the future unless they are forfeited by the customer. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to end-users. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 60 days after shipment.

     Royalty revenue is recognized when confirmation of royalties due to us is received from licensees or when non-refundable minimal royalty payments are received. Furthermore, revenues from technology licenses are recognized after delivery has occurred, the amount is fixed and determinable and collection is reasonably assured. To the extent there are extended payment terms on these contracts, revenue is recognized as the payments become due and the cancellation privilege lapses. To date, we have not offered post-contract customer support.

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

Earnings Per Share

     We compute earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, less shares subject to repurchase. Diluted earnings per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options and warrants using the treasury stock method. Common stock options and warrants are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants excluded from the calculations of diluted net loss per share were 200,000 and 400,000 for the three months and nine months ended September 30, 2002, respectively.

     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001, respectively (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)
Net income (loss)	$3,214	$(41,436)	$3,538	$(52,116)
Basic earnings (loss) per share:
Weighted average common shares outstanding	20,123	19,414	20,022	19,100
Less: Weighted average shares subject to repurchase	(151)	—	(146)	—

Weighted average common shares outstanding	19,972	19,414	19,876	19,100

Basic earnings (loss) per share	$0.16	$(2.13)	$0.18	$(2.73)

Diluted earnings (loss) per share:
Weighted average common shares outstanding	19,972	19,414	19,876	19,100
Weighted average shares subject to repurchase	151	—	146	—
Weighted average common stock option grants and outstanding warrants	16	—	79	—

Weighted average common shares and common stock equivalent outstanding	20,139	19,414	20,101	19,100

Diluted earnings (loss) per share	$0.16	$(2.13)	$0.18	$(2.73)

Industry Segment, Customer and Geographic Information

     We operate in one segment, that segment being solutions that enable connectivity. We market our products worldwide through our sales personnel, independent sales representatives and distributors.

     Our sales to customers outside of the United States, as a percent of total revenues, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Taiwan	55%	72%	65%	29%
China (Hong Kong)	31	14	17	60
Rest of Asia	1	7	2	3
Europe	—	2	1	6

Total	87%	95%	85%	98%

     Sales to our major customers representing greater than 10% of total revenues, as a percent of total revenues, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Customer	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
A — Askey	21%	2%	26%	5%
B — Prewell	31	11	16	57
C — GVC	24	48	27	16
D — Silicon Applications Corporation	1	11	2	3

Total	77%	72%	71%	81%

Comprehensive Income

     The following table provides the calculation of other comprehensive income for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net income (loss)	$3,214	$(41,436)	$3,538	$(52,116)

Other comprehensive income:
Unrealized gains (loss) on available-for-sale securities	(9)	319	(430)	578
Cumulative translation adjustment	(9)	—	21	—

Comprehensive income (loss)	$3,196	$(41,117)	$3,129	$(51,538)

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 supercedes Accounting Principles Board Opinion (“APB”) No. 17 and addresses the financial accounting and reporting standards for goodwill and intangible assets subsequent to their initial recognition. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and that goodwill no longer be amortized. It also requires that goodwill and other intangible assets be tested for impairment at least annually. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets that are recognized in an entity’s balance sheet at the beginning of that fiscal year. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. We adopted SFAS No. 142 on January 1, 2002 and ceased to amortize goodwill on that date.

     If amortization expenses related to goodwill that is no longer amortized had been excluded from operating expenses for the quarter and nine months ended September 30, 2001, diluted earnings per share for the three and nine months ended September 30, 2001 would have increased by $0.07 and $0.22, respectively.

     The changes in the carrying amount of goodwill as of December 31, 2001 and September 30, 2002 were as follows:

		Accumulated
	Goodwill	Amortization	Goodwill, net

	(in thousands)
Balance at December 31, 2000	$27,212	$(6,837)	$20,376
Goodwill from prior acquisitions	235	—	235
Goodwill amortization	—	(4,297)	(4,297)
Goodwill impairment	(27,015)	11,085	(15,930)

Balance at December 31, 2001	$432	$(48)	$384
Goodwill from acquisition	863	—	863

Balance at September 30, 2002	$1,295	$(48)	$1,247

     The following table reflects the adjusted net income and net income per share as if SFAS No. 142 had been effective as of January 1, 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands, except per share amounts)
Net income (loss):
Reported net income (loss)	$3,214	$(41,436)	$3,538	$(52,116)
Goodwill amortization (see note below)	—	1,448	—	4,185

Adjusted net income (loss)	$3,214	$(39,988)	$3,538	$(47,931)
Basic income (loss) per share:
Reported net income (loss)	$0.16	$(2.13)	$0.18	$(2.73)
Goodwill amortization	—	0.07	—	0.22

Adjusted net income (loss)	$0.16	$(2.06)	$0.18	$(2.51)
Diluted income (loss) per share:
Reported net income (loss)	$0.16	$(2.13)	$0.18	$(2.73)
Goodwill amortization	—	0.07	—	0.22

Adjusted net income (loss)	$0.16	$(2.06)	$0.18	$(2.51)

Note: The $1.4 million and $4.2 million goodwill amortization above include $0.5 million and $1.6 million of goodwill amortization which were classified as cost of revenues in the Consolidated Statements of Operations.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 in January 2002 and this adoption did not have a material impact on our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS NO. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS NO. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS NO. 146 on January 1, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS NO. 146. The effect on adoption of SFAS NO. 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

3. ACQUISITION

     In May 2002, we acquired the assets of Chicago-based cyberPIXIE, Inc. for a total of $1.6 million in cash. The purchase price of $1.6 million was allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition.

     The acquisition was accounted for under the purchase method of accounting and the results of operations of cyberPIXIE were included in our financial statements after May 22, 2002. Under the purchase method of accounting, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price and allocated to in-process research and development, goodwill and other intangible assets. In this circumstance, the difference was $1.4 million. We attributed $102,000 of the excess purchase price to in-process research and development and the balance of $1.3 million to goodwill ($863,000) and developed technology ($452,000). We have classified this balance of $1.3 million as goodwill and other intangible assets, net, in the accompanying consolidated balance sheets and are amortizing the developed technology over a useful life of three years.

     The pro forma data has not been disclosed because the amounts are not material.

4. RESTRUCTURING CHARGES

2001 Restructuring

     On February 8, 2001, we announced a series of actions to streamline support for our voiceband business and sharpen our focus on emerging growth sectors. These measures were part of a restructuring program and included a reduction in worldwide headcount of a total of 22 employees (consisting 7 research and development employees, 9 sales and marketing employees and 6 general and administrative employees), a hiring freeze and cost containment programs. On May 1, 2001, we announced a new business structure to provide for greater focus on our activities with a significantly reduced workforce. A total of 42 positions were eliminated as part of this reorganization (consisting of 13 research and development, 12 sales and marketing and 17 general and administrative positions). In the fourth quarter of 2001, a total of 26 positions (consisting of 7 research and development, 8 sales and marketing and 11 general and administrative positions) were eliminated to further focus our business. In the aggregate, 90 positions were eliminated during the year ended December 31, 2001. The restructuring resulted in $3.8 million of charges for the year ended December 31, 2001, consisting of severance and employment related costs of $2.5 million and costs related to closure of excess facilities as a result of the reduction in force of $1.3 million.

     Total severance and employment related costs of $2.5 million incurred in 2001 consisted of termination compensation and related benefits. Total costs incurred in 2001 for closure of excess facilities of $1.3 million consisted of future minimum lease payments and related costs on the excess and unused facilities as a result of our down-sizing. As of September 30, 2002, approximately $2.4 million of termination compensation and related benefits had been paid to terminated employees. The remaining accrual balance of $29,000 will be paid on various dates extending through October 2002. As of September 30, 2002, approximately $959,000 of lease payments and related costs had been paid to the landlord for the excess facilities. The remaining accrual balance of $353,000 will be paid monthly through February 2003. The following analysis sets forth the rollforward of this charge:

	Accrual			Accrual
	Balance at			Balance at
	June 30,	Restructuring		September 30,
	2002	Charges	Payments	2002

Severance and employment related costs	$115	$—	$86	$29
Costs for closure of excess facilities	565	—	212	353

	$680	$—	$298	$382

2002 Restructuring

     In the quarter ended June 30, 2002, we further eliminated 20 positions (consisting of 13 research and development, 5 sales and marketing and 2 general and administrative positions), which resulted in additional restructuring charges of $725,000 consisting of severance and employment related costs of $526,000 and costs related to closure of excess facilities as a result of the reduction in force of $199,000. In September 2002, we announced our intention to relocate our headquarters and finance functions to Chicago, Illinois. As a result of the move, 5 general and administrative positions will be replaced, resulting in additional severance and employment related costs of $64,000. Additional restructuring charges of $24,000 were recorded in the current quarter related to closure of excess facilities in the second quarter of 2002. As of September 30, 2002, approximately $504,000 of termination compensation and related benefits had been paid to terminated employees. The remaining accrual balance of $86,000 will be paid on various dates extending through January 2003. As of September 30, 2002, approximately $100,000 of lease payments and related costs had been paid to the landlord for the excess facilities. The remaining accrual balance of $123,000 will be paid monthly through May 2004. The following analysis sets forth the rollforward of this charge:

	Accrual			Accrual
	Balance at			Balance at
	June 30,	Restructuring		September 30,
	2002	Charges	Payments	2002

Severance and employment related costs	$85	$64	$63	$86
Costs for closure of excess facilities	142	24	43	123

	$227	$88	$106	$209

     The combined effect of the two restructurings is:

	Accrual			Accrual
	Balance at			Balance at
	June 30,	Restructuring		September 30,
	2002	Charges	Payments	2002

Severance and employment related costs	$200	$64	$149	$115
Costs for closure of excess facilities	707	24	255	476

	$907	$88	$404	$591

5. CONTINGENCIES:

     We record an accrual for estimated future royalty payments for relevant technology of others used in our product offerings in accordance with SFAS No. 5, “Accounting for Contingencies.” The estimated royalties accrual reflects management’s broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements and/or ongoing royalties based upon our judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. We have accrued our estimate of the amount of royalties payable for royalty agreements already signed, agreements that are in negotiation and unasserted but probable claims of others using advice from third party technology advisors and historical settlements. Should the final license agreements result in royalty rates significantly greater than our current estimates, our business, operating results and financial condition could be materially and adversely affected.

     As of September 30, 2002 and December 31, 2001, we had accrued royalties of approximately $3.5 million and $12.3 million, respectively. Of these amounts, approximately $452,000 and $42,000 represent amounts accrued based upon signed royalty agreements as of September 30, 2002 and December 31, 2001, respectively. The remainder of accrued royalties represents management’s best estimate within a range of possible settlements as of each date presented. While management is unable to estimate the maximum amount of the range of possible settlements, it is possible that actual settlements could exceed the amounts accrued as of each date presented.

     We have from time to time in the past received correspondence from third parties, and may receive communications from additional third parties in the future, asserting that our products infringe on their intellectual property rights, that our patents are unenforceable or that we have inappropriately licensed our intellectual property to third parties. We expect these claims to increase as our intellectual property portfolio becomes larger. These claims could affect our relationships with existing customers and may prevent potential future customers from purchasing our products or licensing our technology. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management’s time and attention. In addition, any claims of this kind, whether they are with or without merit, could cause product shipment delays or require us to enter into royalty or licensing agreements. In the event that we do not prevail in litigation, we could be prevented from selling our products or be required to enter into royalty or licensing agreements on terms which may not be acceptable to us. We could also be prevented from selling our products or be required to pay substantial monetary damages. Should we cross license our intellectual property in order to obtain licenses, we may no longer be able to offer a unique product. To date, we have not obtained any licenses from 3Com and the other companies whom we have received communication from. As of September 30, 2002, no material lawsuits relating to intellectual property are currently filed against us.

     We have from time to time in the past received correspondence from third parties alleging that we infringe the third party’s intellectual property rights. We expect these claims to increase as our intellectual property portfolio becomes larger.

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

     On March 19, 2002, plaintiff Ronald H. Fraser filed a Verified Complaint (the “Complaint”) in Santa Clara County (California) Superior Court for breach of contract and declaratory relief against us, and for breach of contract, conversion, negligence and declaratory relief against our transfer agent, Wells Fargo Bank Minnesota, N.A (“Wells Fargo”). The Complaint seeks compensatory damages allegedly suffered by Mr. Fraser as a result of the tax liability from failure to facilitate transaction by Mr. Fraser during a secondary offering on April 14, 2000. Wells Fargo filed a Verified Answer to the Complaint on June 12, 2002. On July 10, 2002, we filed a Verified Answer to the Complaint, denying Mr. Fraser’s claims and asserting numerous affirmative defenses. Discovery has recently commenced. On July 24, 2002, the parties were ordered to mediation and are to report back to the court on November 19, 2002. No trial date has been set.

     We believe that we have meritorious defenses and intend to vigorously defend the action. Because the action is still in its early stages, we cannot at this time provide an estimate of the range of potential gain or loss, or the probability of a favorable or unfavorable outcome.

6. AMORTIZATION OF DEFERRED COMPENSATION:

     In connection with the grant of restricted stock to employees in March 2002, we recorded deferred stock compensation of $374,000, representing the fair value of our common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the applicable shares through March 2005. Subsequent to the issuance of the restricted stock, employee terminations resulted in the reversal of $32,000 from deferred stock compensation.

     In connection with the grant of restricted stock to employees in 2001, we recorded deferred stock compensation of $1.8 million, representing the fair value of our common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the applicable shares. Subsequent to the issuance of the restricted stock, employee terminations resulted in the reversal of $951,000 from deferred stock compensation. The remaining deferred stock compensation is amortized ratably over the vesting period of the applicable shares through the fourth quarter of 2003.

     In connection with the grant of stock options to employees prior to our initial public offering in 1999, we recorded deferred stock compensation of $5.4 million, representing the difference between the exercise price and deemed fair value of our common stock on the date these stock options were granted. Such amount is presented as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the applicable options. The remaining deferred stock compensation is amortized ratably over the vesting period of the applicable shares through the second quarter of 2003.

     For the three and nine months ended September 30, 2002 and 2001, amortization of deferred compensation (in thousands) relates to the following functional categories:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Research and development	$39	$20	$112	$85
Sales and marketing	41	29	112	167
General and administrative	90	240	304	591

	$170	$289	$528	$843

     The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

7. STOCK REPURCHASES:

     In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. During the three months ended September 30, 2002, we repurchased 125,800 shares of our outstanding common stock for approximately $740,000. The repurchased shares are retired immediately after the repurchases.

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

     Our strategy is to broaden product offerings that enable cost-effective access in both wired and wireless environments. In May 2002, we acquired the assets of cyberPIXIE, Inc. (“cyberPIXIE”), a wireless access provider. The acquisition of cyberPIXIE is consistent with our strategy and permits us to participate in a new emerging market. As a result of the acquisition, we obtained products and technology that will enable roaming between and among 802.11 wireless and cellular networks.

     Our wireless product portfolio consists of both PC client and network infrastructure products. Our wireless client product is a PC based software solution that facilitates roaming and connection to wireless networks. These networks may be public wireless local area network (“WLAN”) hotspots, and cellular data networks (wireless wide area networks), as well as private enterprise and home WLANs. Our client products are offered as custom branded offerings associated with a particular carrier and typically includes carrier specific ‘service finder’ location databases. Our client product offers a superior end user experience while simultaneously reducing the costs associated with typical end user support problems that our product addresses.

     Our infrastructure products consist of software programs and third party computing platforms (embedded or PC servers) that enable the deployment of public WLANs. Our gateway product aggregates WLAN traffic from multiple access points, supports proprietary end user features, provides location specific content, and supports industry standard radius compliant end user authentication and accounting. Our WLAN controller further aggregates gateway traffic and provides storage for end user databases, subscription plans, and central control of gateway management functions.

     We sell soft modems to manufacturers and distributors principally in Asia through our sales personnel, independent sales representatives and distributors. Our sales to manufacturers and distributors in Asia were 91%, 91% and 99% of our total sales for the years ended 2001, 2000 and 1999, respectively, and 84% and 92% for the nine months ended September 30, 2002 and 2001, respectively. The predominance of our sales is in Asia because our customers are primarily motherboard and modem manufacturers, and the majority of these manufacturers are located in Asia. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards that they purchase from the board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally.

     The economic downturn that began in 2000 and has continued throughout 2002 has adversely affected our business and operating results. In particular, since the fourth quarter of 2000, our customers, primarily our PC motherboard and distribution manufacturers, have been adversely impacted by significantly lower PC demand which has, in turn, lowered demand for our products. As a result, our revenues decreased from $97.2 million in 2000 to $41.0 million in 2001. Revenues for the three and nine months ended September 30, 2002 were $12.5 million and $32.4 million, respectively. Partly as a consequence of the economic slowdown, during 2001, we reduced our headcount from 198 personnel at the end of 2000 to 108 at the end of 2001. We further reduced our headcount in the quarter ended June 30, 2002 by an additional 20 persons. Because we expect PC demand to continue to be weak for the foreseeable term, we expect our revenue and earnings to continue to be negatively affected by these economic conditions.

     Our sales are concentrated among a limited number of customers and the loss of one or more of these customers could cause our revenues to decrease. In 2002, we have broadened our customer base such that five customers accounted for 86% of our revenue for the nine months ended September 30, 2002, compared to four customers accounting for 82% of our revenue for the nine months ended September 30, 2001. Continuing decreases in the average selling prices of our products could result in decreased revenue as well.

     As of September 30, 2002, we have $44.0 million and $68.2 million in cash and cash equivalents and short-term investments, respectively, that potentially subject us to credit and market risks. To mitigate credit risk related to short-term investments, we have an investment policy to preserve the value of capital and generate interest income from these investments without undue exposure to risk fluctuations. Market risk is the potential loss due to the change in value of a financial instrument due to interest rates or equity prices. Our investment policy is to stipulate short durations, limiting interest rate exposure, and to benchmark performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.

Critical Accounting Policies

     Our significant accounting policies are more fully described in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The preparation of our condensed consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     Revenues consist primarily of sales of products to OEMs and distributors. Revenues from sales to customers are recognized upon shipment when title and risk of loss passes to the customers, unless we have future obligations or have to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been achieved. We provide for estimated sales returns and customer rebates related to sales to OEMs at the time of shipment. Customer rebates are recorded against receivables to the extent that the gross amount has not been collected by the end customer. Once the gross amount has been collected, the accrued customer rebate is then reclassified as accrued liabilities. As of September 30, 2002 and December 31, 2001, we have an allowance for customer rebates against accounts receivable of $399,000 and $200,000, respectively, and accrued customer rebates of $1.8 million and $2.1 million, respectively, presented as current liabilities on the balance sheet. Accrued customer rebates will be paid to the customers, upon request, in the future unless they are forfeited by the customer. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to end-users. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 60 days after shipment.

     We also generate revenues from engineering contracts and royalties on technology licenses. Revenues from engineering contracts are recognized as contract milestones and customer acceptance are achieved. Royalty revenue is recognized when confirmation of royalties due to us is received from licensees. Furthermore, revenues from technology licenses are recognized after delivery has occurred and the amount is fixed and determinable, generally based upon the contract’s nonrefundable payment terms. To the extent there are extended payment terms on these contracts, revenue is recognized as the payments become due and the cancellation privilege lapses. To date, we have not offered post-contract customer support.

Inventory Write-downs and Recoveries

     Due to the changing market conditions, recent economic downturn and technological innovation, inventory write-downs of $10.9 million were recorded in the second half of 2001. Given the volatility of the market, the age of the inventories on hand and the expected introduction of new products in 2002, we wrote down excess inventories to net realizable value based on forecasted demand and firm purchase order commitments from our major suppliers. Actual demand may differ from forecasted demand and such difference may have a material effect on our financial position and results of operations. For the three and nine months ended September 30, 2002, we did not record any additional inventory write-downs. We sold part of the written down inventories and recovered $3.8 million and $5.3 million of the former write-downs for the three and nine months ended September 30, 2002, respectively. As of September 30, 2002, the cumulative write-down for excess inventory on hand was $4.0 million. In addition to the write-down of excess inventory, we also write down obsolete inventory. As of September 30, 2002, the cumulative write-down for obsolete inventory on hand was $1.2 million.

Accrued Royalties

     We record an accrual for estimated future royalty payments for relevant technology of others used in our product offerings in accordance with SFAS No. 5, “Accounting for Contingencies.” The estimated royalties accrual reflects management’s broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements and/or ongoing royalties based upon our judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. Accordingly, the royalties accrual reflects estimated costs of settling claims rather than continuing to defend our legal positions and is not intended to be, nor should it be interpreted as, an admission of infringement of intellectual property, valuation of damages suffered by any third parties or any specific terms that management has predetermined to agree to in the event of a settlement offer. We have accrued our best estimate of the amount of royalties payable for royalty agreements already signed, agreements that are in negotiation and unasserted but probable claims of others using advice from third party technology advisors and historical settlement rates.

     As of September 30, 2002 and December 31, 2001, we had accrued royalties of approximately $3.5 million and $12.3 million, respectively. However, the amounts accrued may be inadequate and we will be required to take a charge if royalty payments are settled at a higher rate than expected. In addition, settlement arrangements may require royalties for both past and future sales of the associated products. If this is the case, in addition to a charge if our accrual is inadequate, our gross margins will decrease on these future product sales. As a result of the litigation settlement with Dr. Brent Townshend in March 2002, we made a cash royalty payment of $14.3 million related to past liability and prepayment of future liabilities to Dr. Townshend. The settlement did not have a material adverse impact on the results of operations. As of September 30, 2002, we have classified the prepayment as other assets, of which $1.1 million represents the current portion and $2.6 million represents the long-term portion.

Income Taxes

     We currently have subsidiaries in the Cayman Islands, Japan, France, Taiwan and Yugoslavia as well as branch offices in Taiwan and Korea. The complexities brought on by operating in several different tax jurisdictions inevitably lead to an increased exposure to worldwide tax challenges. We are in the process of liquating the subsidiary in the Cayman Islands to simplify our tax structure. Should the tax authorities challenge us and the tax challenges result in unfavorable outcomes, our operating results and financial position could be materially and adversely affected.

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes, which involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. We maintain a full valuation allowance against our deferred tax assets. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

Three and nine months ended September 30, 2002 and 2001
(All amounts in tables, other than percentages, are in thousands)

Revenues

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenues	$12,548	$4,738	$32,447	$33,444
% change from year ago period	164.8%		(3.0)%

     Our revenues primarily consist of product sales of soft modems to board manufacturers and distributors in Asia. Revenues increased $7.8 million for the three months ended September 30, 2002 compared to the same period in 2001. The revenue increase was primarily due to stronger modem sales and improved licensing revenue. Revenues for the nine months ended September 30, 2002 decreased by $1.0 million compared to the same period in 2001. The revenue decrease was primarily attributable to weak demand in the PC market due to poor economic conditions globally. Additionally, the decrease in sales revenues was due to downward pressure on average selling prices commonly seen in the industry.

Gross Profit

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Gross profit	$8,862	$(11,620)	$19,520	$(3,146)
Percentage of revenues	70.6%	(245.2)%	60.2%	(9.4)%
% change from year ago period	(176.3)%		(720.5)%

     Cost of revenues consists primarily of chipsets we purchase from third party manufacturers and also includes accrued intellectual property royalties, cost of operations, provision for inventory obsolescence and distribution costs. Provision for inventory losses are also included in the determination of gross profit.

     Gross profit increased $20.5 million and $22.7 million for the three and nine months ended September 30, 2002 compared to the same periods in 2001 primarily as a result of the provision for inventory losses of $11.3 million in the third quarter of 2001 and inventory recovery of $3.8 million and $5.3 million for the three and nine months ended September 30, 2002, offset by the decreasing average selling prices commonly seen in the industry. Gross profit as a percentage of revenues increased from (245.2)% for the three months ended September 30, 2001 to 70.6% for the three months ended September 30, 2002 and increased from (9.4)% for the nine months ended September 30, 2001 to 60.2% for the nine months ended September 30, 2002 for the same reasons. To a lesser extent, gross profit as a percentage of revenues was favorably impacted due to the elimination of goodwill amortization related to the Communications Systems Division (“CSD”) acquisition as a result of impairment charges recorded on such goodwill in the third quarter of fiscal 2001 and increased levels of licensing revenue in 2002. As a percentage of revenues, we expect gross profit to decrease for the remainder of the year as a result of the decreasing average selling prices commonly seen in the industry.

Research and Development

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Research and development	$2,477	$2,824	$7,634	$9,102
Percentage of revenues	19.7%	59.6%	23.5%	27.2%
% change from year ago period	(12.3)%		(16.1)%

     Research and development expenses include costs for software and hardware development, prototyping, certification and pre-production costs. We expense all research and development costs as incurred.

     Research and development expenses decreased by $0.3 million and $1.5 million for the three and nine months ended September 30, 2002 compared to the same periods in 2001 primarily because of decreased personnel expenses as a result of the reductions in force that occurred in fiscal year 2001 and the savings from the closure of the Connecticut engineering center in June 2002. In 2002, we expanded our research and development efforts to include wireless products and software and continued our research and development on the introduction of next generation analog modems. As a percentage of revenues, research and development costs decreased for the three and nine months ended September 30, 2002 for the same reasons as above. As a percentage of revenues, we expect research and development costs to remain the same for the remainder of the year as the savings from the closure of the Connecticut engineering center in the second quarter of 2002 are offset by additional research and development costs associated with the wireless products and software.

Sales and Marketing

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Sales and marketing	$1,904	$2,322	$5,395	$9,011
Percentage of revenues	15.2%	49.0%	16.6%	26.9%
% change from year ago period	(18.0)%		(40.1)%

     Sales and marketing expenses consist primarily of personnel costs, sales commissions and marketing costs. Sales commissions payable to our distributors are recognized as expenses when our products are “sold through” from the distributors to end-users so that the commission expense is matched with related recognition of revenues. Marketing costs include promotional costs, public relations and trade shows.

     Sales and marketing expenses decreased $0.4 million and $3.6 million for the three and nine months ended September 30, 2002 compared to the same periods in 2001. Sales and marketing expenses as a percentage of revenues decreased for the three and nine months ended September 30, 2002 compared to the same period in 2001. The decrease in spending is primarily due to decreased personnel expenses as a result of the reductions in force that occurred in fiscal year 2001 and the second quarter of 2002. As a percentage of revenues, we expect sales and marketing costs to remain the same for the remainder of the year.

General and Administrative

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

General and administrative	$1,248	$3,665	$3,856	$8,746
Percentage of revenues	9.9%	77.4%	11.9%	26.2%
% change from year ago period	(65.9)%		(55.9)%

     General and administrative expenses include costs associated with our general management and finance functions as well as professional service charges, such as legal, tax and accounting fees. Other general expenses include rent, insurance, utilities, travel and other operating expenses to the extent not otherwise allocated to other functions.

     General and administrative expenses decreased $2.4 million and $4.9 million for the three and nine months ended September 30, 2002 compared to the same periods in 2001. The decreases were primarily due to decreased legal costs associated with the patent infringement litigation against Smart Link, ESS Technology and Dr. Brent Townshend which were settled in May 2001, February 2002 and March 2002, respectively, and a decrease in headcount in 2001 and 2002. As a percentage of revenues, we expect general and administrative costs to remain the same for the remainder of the year.

Amortization of Goodwill and Other Intangible Assets

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Amortization of goodwill and intangible assets	$50	$1,027	$50	$2,922
Percentage of revenues	0.4%	21.7%	0.2%	8.7%
% change from year ago period	(95.1)%		(98.3)%

     In prior years, we purchased assets or businesses that resulted in the creation of intangible assets. In the second half of 2001, pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” we evaluated the recoverability of the long-lived assets, including intangibles, acquired from CSD, Voyager Technologies Inc. (“Voyager”) and BlueCom Technology Corporation (“BlueCom”), and recorded impairment charges totaling $16.8 million. As a result of the impairment charges, the carrying value of these entities’ goodwill was reduced to approximately $0.4 million.

     In May 2002, we acquired the assets of Chicago-based cyberPIXIE, Inc. for a total of $1.6 million in cash. The purchase price of $1.6 million was allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The acquisition was accounted for under the purchase method of accounting. Under the purchase method of accounting, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price and allocated to in-process research and development, goodwill and other intangible assets. In this circumstance, the difference was $1.4 million. We attributed $102,000 of the excess purchase price to in-process research and development and the balance of $1.3 million to goodwill ($863,000) and developed technology ($452,000). We have classified this balance of $1.3 million as goodwill and other intangible assets, net, in the accompanying consolidated balance sheets and are amortizing the developed technology over a useful life of three years.

     Effective January 1, 2002, we have adopted the provisions of SFAS No. 142, “Goodwill and Other Intangibles,” under which goodwill is no longer being amortized and will be tested for impairment at least annually. As a result of the adoption of SFAS No. 142, amortization of goodwill and intangible assets decreased from $1.0 million and $2.9 million for the three and nine months ended September 30, 2001, respectively, to $50,000 for both the three and nine months ended September 30, 2002.

Restructuring Charges

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Restructuring charges	$88	$274	$735	$2,381
Percentage of revenues	0.7%	5.8%	2.3%	7.1%
% change from year ago period	(67.9)%		(69.1)%

     On February 8, 2001, we announced a series of actions to streamline support for our voiceband business and sharpen our focus on emerging growth sectors. These measures were part of a restructuring program and included a reduction in worldwide headcount of a total of 22 employees (consisting 7 research and development employees, 9 sales and marketing employees and 6 general and administrative employees), a hiring freeze and cost containment programs. On May 1, 2001, we announced a new business structure to provide for greater focus on our activities with a significantly reduced workforce. A total of 42 positions were eliminated as part of this reorganization (consisting of 13 research and development, 12 sales and marketing and 17 general and administrative positions).

The restructuring resulted in charges of $274,000 and $2.1 million for the three and nine months ended September 30, 2001, consisting of severance and employment related costs and costs related to closure of excess facilities as a result of the reduction in force. We reversed $78,000 of the fiscal year 2001 restructuring charges in the second quarter of 2002 as a result of adjustments made.

     In June 2002, we further reduced worldwide headcount by 20 employees (consisting of 13 research and development employees, 5 sales and marketing employees and 2 general and administrative employees). In September 2002, we have also announced our intention to move our corporate headquarter to Chicago, Illinois. As a result of the move, 5 general and administrative employees will be replaced, resulting in additional severance and employment related costs. The relocation and restructuring resulted in additional charges of $88,000 and $813,000 consisting of severance and employment related costs and costs related to closure of excess facilities as a result of the reduction in force and the headquarter move for the three and nine months ended September 30, 2002, respectively. Net restructuring charges for the three and nine months ended September 30, 2002 were $88,000 and $735,000, respectively, after taking into account the reversal of $78,000 in restructuring charges explained above.

Amortization of Deferred Compensation

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Amortization of deferred compensation	$170	$289	$528	$843
Percentage of revenues	1.4%	6.1%	1.6%	2.5%
% change from year ago period	(41.2)%		(37.4)%

     In connection with the grant of restricted stock to employees in 2002, we recorded deferred stock compensation of $374,000, representing the fair value of our common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the applicable shares.

     In connection with the grant of restricted stock to employees in 2001, we recorded deferred stock compensation of $1.8 million, representing the fair value of our common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the applicable shares.

     In connection with the grant of stock options to employees prior to our initial public offering in 1999, we recorded deferred stock compensation of $5.4 million, representing the difference between the exercise price and deemed fair value of our common stock on the date these stock options were granted. Such amount is presented as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the applicable options.

     The amortization of deferred stock compensation decreased $119,000 and $315,000 for the three and nine months ended September 30, 2002 compared to 2001 primarily due to the termination of employees in 2002, offset by additional expenses related to the restricted stock grants in 2001 and 2002. We expect the amortization of deferred stock compensation to be approximately $160,000 per quarter through 2003, based on restricted stock grants and stock option grants through September 30, 2002. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. If we grant additional restricted stock, the amortization of deferred compensation will increase.

Other Income, Net

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Other income, net	$641	$1,409	$2,631	$4,875
Percentage of revenues	5.1%	29.7%	8.1%	14.6%
% change from year ago period	(54.5)%		(46.0)%

     Other income, net, consists of interest income, net of interest expense. Interest income is expected to fluctuate over time. Other income, net, decreased $768,000 and $2.2 million for the three and nine months ended September 30, 2002 compared to the same periods in 2001 primarily due to the decrease in interest rates and lower average cash balances in 2002.

Provision for Income Taxes

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Provision for income taxes	$352	$5,274	$415	$5,290

     The realization of deferred tax assets is dependent on future profitability. During the third quarter of 2001, we recorded $5.3 million of provision for income taxes to establish valuation allowances against deferred tax assets in accordance with the provisions of FASB No. 109, “Accounting for Income Taxes” as a result of uncertainties regarding realizability.

Liquidity and Capital Resources

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001

Net cash provided by (used in) operating activities	$(12,937)	$8,453
Net cash provided by investing activities	16,673	5,741
Net cash provided by financing activities	1,898	2,521
Cash, cash equivalents and short-term investments at the end of period	112,206	129,317
Working capital at the end of period	107,636	131,029

     The decrease in net cash provided by operating activities for the nine months ended September 30, 2002 compared to the same period in 2001 was primarily due to the $14.3 million settlement payment in relation to the litigation with Dr. Brent Townshend in March 2002. Net cash provided by investing activities for the nine months ended September 30, 2002 consists primarily of proceeds from the sales and maturities of the short-term investments, net of purchases of short-term investments. Net cash provided by financing activities for the nine months ended September 30, 2002 consists of proceeds from the issuance of common stock associated with stock option exercises and from share purchases through the employee stock purchase plan, offset by shares repurchased by PCTEL.

     In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. During the three months ended September 30, 2002, we repurchased 125,800 shares of our outstanding common stock for approximately $740,000.

     As of September 30, 2002, we had $112.2 million in cash, cash equivalents and short-term investments and working capital of $107.6 million. Accounts receivable, as measured in days sales outstanding, was 30 days at September 30, 2002 compared to 60 days in September 30, 2001. The decrease in days sales outstanding from September 30, 2001 to 2002 was primarily due to the increased cash collection efforts throughout 2001 and the nine months of 2002.

     We believe that our existing sources of liquidity, consisting of cash, short-term investments and cash from operations, will be sufficient to meet our working capital needs for the foreseeable future. We will continue to evaluate opportunities for development of new products and potential acquisitions of technologies or businesses that could complement our business. We may use available cash or other sources of funding for such purposes. However, possible investments in or acquisitions of complementary businesses, products or technologies, or cash settlements resulting from new litigation, may require us to use our existing working capital or to seek additional financing. In addition, if the current economic downturn prolongs, we will need to continue to expend our cash reserves to fund our operations. As of September 30, 2002, we have non-cancelable operating leases for office facilities of $1.0 million through 2005, unpaid restructuring (termination compensation) of $115,000 through January 2003 and no outstanding firm inventory purchase contract commitments with our major suppliers.

Factors Affecting Operating Results

     This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

Risks Related to Our Business

Our business and our ability to grow revenues have been adversely impacted by the economic slowdown and related uncertainties affecting markets in which we operate.

     Since the fourth quarter of 2000, our customers, primarily our PC motherboard and distribution manufacturers, have been impacted by significantly lower PC demand. As a result, our revenues and earnings in fiscal year 2001 and the first three quarters of 2002 were negatively affected. Because we expect PC demand to continue to be weak for the foreseeable term, we expect our revenues and earnings to continue to be negatively affected by the adverse economic environment.

     Adverse economic conditions worldwide have contributed to a technology industry slowdown, particularly a rapid deterioration in the demand for PCs, and have impacted our business, resulting in:

•	reduced demand for most of our products,

•	increased price competition for our products,

•	increased risk of excess and obsolete inventories,

•	excess facilities and manufacturing capacity, and

•	higher overhead costs, as a percentage of revenues.

     Recent political and social turmoil in many parts of the world, including actual incidents and potential future acts of terrorism and war, may continue to put pressure on global economic conditions. These political, social and economic conditions and uncertainties make it extremely difficult for PCTEL and for our customers to accurately forecast and plan future business activities and for us to forecast customer demand for our products. We must forecast and place purchase orders for specialized semiconductor chips several months before we receive purchase orders for our products from our own customers. This forecasting and order lead time requirement limits our ability to react to fluctuations in demand for our products. These fluctuations can be unexpected and may cause us to have excess inventory or a shortage of a particular product. This reduced predictability challenges our ability to operate profitably and to increase revenues. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and it is difficult for us to effectively manage outsourced relationships. If the current economic or market conditions continue or further deteriorate, there could be additional material adverse impact on our financial position, revenues, results of operations and cash flow.

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

     Our sales are concentrated among a limited number of customers. If we were to lose one or more of these customers, or if one or more of these customers were to delay or reduce purchases of our products, our sales revenues may decrease. For the nine months ended September 30, 2002, approximately 86% of our revenues were generated by five of our customers, representing 27%, 26%, 16%, 9% and 8% of revenues, respectively. For the nine months ended September 30, 2001, approximately 82% of our revenues were generated by four of our customers, representing 57%, 16%, 5% and 4% of revenues, respectively. All of these customers may in the future decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, because, among other reasons:

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

     We expect that a small number of customers will continue to account for a substantial portion of our revenues for at least the next 12 to 18 months and that a significant portion of our sales will continue to be made on the basis of purchase orders. Our number of customers may be reduced in the future through mergers in the PC OEM sector, such as the HP and Compaq merger completed in the first half of 2002.

We have significant sales concentrated in Asia. Continued political and economic instability in Asia and difficulty in collecting accounts receivable may make it difficult for us to maintain or increase market demand for our products.

     Our sales to customers located in Asia accounted for 84% and 92% of our total revenues for the nine months ended September 30, 2002 and 2001, respectively, and 91% for fiscal 2001. The predominance of our sales is in Asia, mostly in Taiwan and China, because our customers are primarily motherboard or modem manufacturers that are located there. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards, the main printed circuit board containing the central processing unit of a computer system, that they purchase from board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Due to the industry-wide concentration of modem manufacturers in Asia, we believe that a high percentage of our future sales will continue to be concentrated with Asian customers. As a result, our future operating results could be uniquely affected by a variety of factors outside of our control, including:

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

Our future success depends on our ability to develop and successfully introduce new and enhanced products, particularly, wireless products and technology, that meet the needs of our customers and achieve broad market acceptance.

     Our revenue depends on our ability to anticipate our customers’ needs and develop products that address those needs. In particular, our future success will depend on our ability to introduce new products for the wireless market, anticipate improvements and enhancements in wireless technology and in WLAN standards, and to develop products that are competitive in the rapidly changing wireless market. Introduction of new products and product enhancements will require coordination of our efforts with those of our suppliers and manufacturers to rapidly achieve volume production. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our revenues may be reduced and our business may be harmed. We may not be successful in timely introducing new wireless products as a result of our relative inexperience in developing, marketing, selling and supporting these products. We cannot assure you that product introductions will meet the anticipated release schedules or that our wireless products will be competitive in the market. Furthermore, given the emerging nature of the wireless market, there can be no assurance our products and technology will not be rendered obsolete by alternative or competing technologies. If we are unable to successfully compete in a particular market with internally developed products, we may have to license technology from other businesses or acquire other businesses as an alternative to internal research and development.

Competition within the connectivity and wireless networking industries is intense and is expected to increase significantly. Our failure to compete successfully could materially harm our prospects and financial results.

     The connectivity device and wireless markets are intensely competitive. We may not be able to compete successfully against current or potential competitors. Our current competitors include Agere Systems, Broadcom, Conexant, ESS Technology and Smart Link. We expect competition to increase in the future as current competitors enhance their product offerings, new suppliers enter the connectivity device and wireless markets, new communication technologies are introduced and as additional networks are deployed. In addition, our client software competes with software developed internally by Network Interface Card (NIC) vendors, service providers for local 802.11 networks, and with software developed by large systems integrators. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors affecting wireless markets include the following:

•	maintaining effective data throughput and coverage area, interference immunity and network security and scalability,

•	keeping product costs low while, at the same time, increasing roaming capability, decreasing power consumption and the size of products and improving product reliability, ease of use, brand recognition and product features and applications,

•	integration with existing technology,

•	maintaining industry standards and obtaining product certifications as wireless networks continue to become more sophisticated,

•	decreasing product time to market,

•	complying with changes to government regulations with respect to each country served and related to the use of radio spectrum, and

•	obtaining favorable OEM partnerships, marketing alliances, effective distribution channels.

     We could, in the future, be at a disadvantage to competitors in both the wireless and broadband markets that have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines, particularly 3Com, Alcatel, Analog Devices, GlobespanVirata, Intersil and Proxim. Additionally, numerous companies have announced their intention to develop competing products in the connectivity products market, including several companies offering low-price WLAN products. Competitors in the market for products and technology that enable roaming between and among 802.11 wireless and cellular networks include Aptilo, Boing, BVRP, Cisco, Colubris, Funk, GRIC, IBM, iPass, ipUnplugged, Microsoft, NetnearU, Nokia, Nomadix, Pronto Networks, Sierra Wireless and Starfish. We could also face future competition from companies that offer alternative communications solutions, or from large computer companies, PC peripheral companies and other large networking equipment companies. Furthermore, we could face competition from certain of our customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies. We can offer no assurance that we will be able to compete successfully against these competitors or that the competitive pressures we face will not adversely affect our business or operating results.

     Many of our present and potential competitors have substantially greater financial, marketing, technical and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. These competitors may succeed in establishing technology standards or strategic alliances in the connectivity device and wireless markets, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. We can offer no assurance that we will succeed in developing products or technologies that are more effective than those developed by our competitors. Furthermore, we compete with companies that have high volume manufacturing and extensive marketing and distribution capabilities that we do not possess. We can offer no assurance that we will be able to compete successfully against existing and new competitors as the connectivity wireless markets evolve and the level of competition increases.

Our business will depend on rapidly evolving telecommunications and Internet industries.

     Our future success is dependent upon the continued growth of the data communications and wireless industries, particularly with regard to Internet usage. The global data communications and Internet industries are evolving rapidly and it is difficult to predict potential growth rates or future trends in technology development. We cannot assure you that the deregulation, privatization and economic globalization of the worldwide telecommunications market that has resulted in increased competition and escalating demand for new technologies and services will continue in a manner favorable to us or our business strategies. In addition, there can be no assurance that the growth in demand for wireless and Internet services, and the resulting need for high speed or enhanced data communications products and wireless systems, will continue at its current rate or at all.

Our revenue may decline and our ability to grow our business may be threatened if the demand for wireless services in general and WLAN products in particular does not continue to grow.

     Our success in the wireless market is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, our revenue may decline. Wireless access solutions are unproven in the marketplace and some of the wireless technologies have only been commercially introduced in the last few years. We only began offering wireless products in the second quarter of fiscal 2002. If wireless access technology turns out to be unsuitable for widespread commercial deployment, we may not be able to generate enough sales to achieve and grow our business. We have listed below some of the factors that we believe are key to the success or failure of wireless access technology:

•	reliability and security of wireless access technology and the perception by end-users of its reliability and security,

•	capacity to handle growing demands for faster transmission of increasing amounts of data, voice and video,

•	the availability of sufficient frequencies for network service providers to deploy products at commercially reasonable rates,

•	cost-effectiveness and performance compared to wire line or other high speed access solutions, whose prices and performance continue to improve,

•	suitability for a sufficient number of geographic regions, and

•	availability of sufficient site locations for wireless access.

     The factors listed above influence our customers’ purchase decisions when selecting wireless versus other high speed access technology. For example, because of the frequency with which individuals using cellular phones experience fading or a loss of signal, customers often have the perception that all wireless technologies will have the same reliability constraints even though the wireless technology underlying wireless access products does not have the same problems as cellular phones. In some geographic areas, because of adverse weather conditions that affect wireless transmissions, but not wire line technologies, wireless products are not as successful as wire line technology. In addition, future legislation, legal decisions and regulation relating to the wireless telecommunications industry may slow or delay the deployment of wireless networks.

     Wireless access solutions, including WLANs, compete with other high-speed access solutions such as digital subscriber lines, cable modem technology, fiber optic cable and other high-speed wire line and satellite technologies. If the market for our wireless solutions fails to develop or develops more slowly than we expect due to this competition, our sales opportunities will be harmed. Many of these alternative technologies can take advantage of existing installed infrastructure and are generally perceived to be reliable and secure. As a result, they have already achieved significantly greater market acceptance and penetration than wireless access technologies. Moreover, current wireless access technologies have inherent technical limitations that may inhibit their widespread adoption in many areas.

     We expect wireless access technologies to face increasing competitive pressures from both current and future alternative technologies. In light of these factors, many service providers may be reluctant to invest heavily in wireless access solutions, including WLANs. If service providers do not continue to establish WLAN “hot spots,” we may not be able to generate sales for our WLAN products and our revenue may decline.

Connectivity devices generally require individual government approvals throughout the world to operate on local telephone networks. These certifications, collectively referred to as homologation, can delay or impede the acceptance of our products on a worldwide basis.

     Connectivity products require extensive testing prior to receiving certification by each government to be authorized to connect to their telephone systems. This testing can delay the introduction of or, in extreme cases, prohibit product usage in a particular country. International Telecommunications Union standards seek to provide a worldwide standard to avoid these issues, but they do not eliminate the need for testing in each country. In addition to government certifications, individual Internet service providers can also have unique line conditions that must be addressed. Since most large PC manufacturers want to be able to release their products on a worldwide basis, this entire process can significantly slow the introduction of new products.

Continuing decreases in the average selling prices of our products could result in decreased revenues.

     Product sales in the connectivity industry have been characterized by continuing erosion of average selling prices. Price erosion experienced by any company can cause revenues and gross margins to decline. We believe that the average selling price of our products is likely to continue to decline in the future due principally to competition pressure. This pricing pressure will likely reduce our gross margins, adversely affect our operating results and may result in the decrease in the price of our stock.

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

Our gross margins may vary based on the mix of sales of our products and licenses of our intellectual property, and these variations may hurt our net income.

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

     We may in the future make acquisitions of, or large investments in, businesses that offer products, services, and technologies that we believe would complement our products or services, including in wireless products and technology. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. Even if we were to announce an acquisition, we may not be able to complete it. Any future acquisition or substantial investment would present numerous risks, including:

•	difficulty in integrating the technology, operations or work force of the acquired business with our existing business,

•	disruption of our on-going business,

•	difficulty in realizing the potential financial or strategic benefits of the transaction,

•	difficulty in maintaining uniform standards, controls, procedures and policies,

•	possible impairment of relationships with employees and customers as a result of integration of new businesses and management personnel, and

•	impairment of assets related to resulting goodwill, and reductions in our future operating results from amortization of intangible assets.

     We expect that future acquisitions could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and our common stock. If consideration for a transaction is paid in common stock, this would further dilute our existing stockholders.

Our revenues may fluctuate each quarter due to both domestic and international seasonal trends.

     We have experienced and expect to continue to experience seasonality in sales of our connectivity products. These seasonal trends materially affect our quarter-to-quarter operating results. Our revenues are typically higher in the third and fourth quarters due to back-to-school and holiday purchases as well as purchase decisions made based on the calendar year-end budgeting requirements of purchasers of our products.

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

     Sales cycles for our products with major customers are lengthy, often lasting nine months or longer. In addition, it can take an additional nine months or more before a customer commences volume production of equipment that incorporates our products. We expect sales cycles for our wireless products to be lengthy as well. Sales cycles with our major customers are lengthy for a number of reasons, including:

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

We rely heavily on our intellectual property rights, which offer only limited protection against potential infringers. Unauthorized use of our technology may result in development of products that compete with our products, which could cause our market share and our revenues to be reduced.

     Our success is heavily dependent upon our proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting our proprietary rights may not be adequate. We have over 80 patents granted or pending addressing both essential International Telecommunications Union and non-essential technologies. These patents may never be issued. These patents, both issued and pending, may not provide sufficiently broad protection against third party infringement lawsuits or they may not prove enforceable in actions against alleged infringers.

     Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. We may provide our licensees with access to the proprietary information underlying our licensed applications. Additionally, our competitors may independently develop similar or superior technology. Finally, policing unauthorized use of software is difficult, and some foreign laws, including those of various countries in Asia, do not protect our proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources.

We are subject to litigation regarding intellectual property, which has diverted management attention, is costly to defend and could prevent us from using or selling the challenged technology.

     In recent years, there has been significant litigation in the United States involving intellectual property rights, including rights of companies in our industry. We have from time to time in the past received correspondence from third parties alleging that we infringe the third party’s intellectual property rights. We expect these claims to increase as our intellectual property portfolio become larger. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their merits or success, would likely be time-consuming and expensive to resolve and could divert management’s time and attention. Any potential intellectual property litigation against us could also force us to do one or more of the following:

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

     We may in the future initiate claims or litigation against third parties for infringement of our intellectual property rights or to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors. These claims could also result in significant expense and the diversion of technical and management personnel’s attention.

We have accrued for negotiated license fees and estimated royalty settlements related to existing and probable claims of patent infringement. If the actual settlements exceed the amounts accrued, additional losses could be significant, which would adversely affect future operating results.

     We recorded an accrual for estimated future royalty payments for relevant technology of others used in our product offerings in accordance with SFAS No. 5, “Accounting for Contingencies.” The estimated royalties accrual reflects management’s broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements and/or ongoing royalties based upon our judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. Accordingly, the royalties accrual reflects estimated costs of settling claims rather than continuing to defend our legal positions, and is not intended to be, nor should it be interpreted as, an admission of infringement of intellectual property, valuation of damages suffered by any third parties or any specific terms that management has predetermined to agree to in the event of a settlement offer. We have accrued our best estimate of the amount of royalties payable for royalty agreements already signed and unasserted, but probable, claims of others using advice from third party technology advisors and historical settlements. Should the final license agreements result in royalty rates significantly higher than our current estimates, our business, operating results and financial condition could be materially and adversely affected.

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

     Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of September 30, 2002, we employed a total of 45 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets will be impaired.

We may have to continue to reduce our headcount, which may hinder our ability to develop and grow our business, which may ultimately affect our ability to be profitable.

     In 2001, we reduced our workforce by 90 employees. In 2002, we further reduced our workforce by 20 employees. If economic conditions and the PC market do not improve, or if we decide to pursue new business structures or focus on different sectors, we may need to reduce our workforce further. This may result in, as it has in the past, additional charges and costs relating to severance and employment costs, as well as the closure of excess facilities. If such an action is taken, it may temporarily inhibit our ability to develop new products, our profitability and our ability to attract and retain other employees.

We have put in place cost reduction programs to reduce our expenses for the host signal processing businesses. We may have to continue to reduce our expenses in this business, which may hinder our ability to become profitable.

     As part of the cost reduction programs put in place on the host signal processing business in 2001 and 2002, we reduced our workforce by 90 employees in 2001 and an additional 20 employees in 2002. If economic conditions and the PC market do not improve, we may need to continue to reduce expenses relating to the host signal processing business. This may result in, as it has in the past, additional charges and costs relating to severance and employment costs, as well as the closure of excess facilities. If such an action is taken, it may temporarily inhibit our ability to become profitable.

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

     We design, market and sell application-specific integrated circuits and outsource the manufacturing and assembly of the integrated circuits to third party fabricators. The majority of our products and related components are manufactured by three principal companies: Taiwan Semiconductor Manufacturing Corporation, ADMTek and Silicon Laboratories Inc. We expect to continue to rely upon these third parties for these services. Currently, the data access arrangement chips used in our soft modem products are provided by a sole source, Silicon Laboratories, on a purchase order basis, and we have only a limited guaranteed supply of data access arrangement chips through a long-term business arrangement with Silicon Laboratories. We have no guaranteed supply or long-term contract agreements with any of our other suppliers. Although we believe that we would be able to qualify an alternative manufacturing source for data access arrangement chips within a relatively short period of time, this transition, if necessary, could result in loss of purchase orders or customer relationships, which could result in decreased revenues. In addition, many of the potential alternative sources of components for our products that could potentially provide us with components have existing relationships with our competitors or potential competitors and may be unwilling to enter into agreements with us. If our relationship with Silicon Laboratories, or any relationship we enter in the future with other manufacturers, is impaired for competitive reasons or otherwise, this could prevent us from being able to deliver our products, damage our customer relationships and materially adversely affect our operating results and financial condition.

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

Our financial position and results of operations may be adversely affected if tax authorities challenge us and the tax challenges result in unfavorable outcomes.

     We currently have subsidiaries in the Cayman Islands, Japan, France, Taiwan and Yugoslavia as well as branch offices in Taiwan and Korea. The complexities brought on by operating in several different tax jurisdictions inevitably leads to an increased exposure to worldwide tax challenges. Should the tax authorities challenge us and the tax challenges result in unfavorable outcomes, our operating results and financial position could be materially and adversely affected.

Our California facilities and the facilities of some of the independent companies upon which we rely to manufacture, assemble and test our products are located in regions that are subject to earthquakes and other natural disasters.

     Our California facilities are located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, it could significantly disrupt our operations in that region. In addition, some of the independent companies upon which we rely to manufacture substantially all of our products are located outside of the United States in places that have experienced significant earthquakes in the past and could be subject to additional earthquakes. Any earthquake or other natural disaster in regions where the companies that manufacturer, assemble and test our products are located could materially disrupt production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of our products.

Risks Related to Our Industry

If the market for products using our host signal processing technology does not grow as we plan, or if our products are not accepted in these markets, our revenues may be adversely affected.

     Our success depends on market demand and growth patterns for products using our host signal processing, or HSP, technology in soft analog modems. Market success for our products depends primarily on cost and performance benefits relative to competing solutions. Although we have shipped a significant number of soft modems since we began commercial sales of these products, the current level of demand for soft modems may not be sustained or may not grow. Further, our success in the soft modem market is dependent on developing, selling and supporting next generation products and applications. If these new products are not accepted in the markets as they are introduced, our revenues and profitability will be negatively affected.

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

     If these new wireless products are not accepted in the markets as they are introduced, our revenues and profitability will be negatively affected.

Our industry is characterized by rapidly changing technologies. If we are not successful in response to rapidly changing technologies, our products may become obsolete and we may not be able to compete effectively.

     The Internet access business is characterized by rapidly changing technologies, short product life cycles and frequent new product introductions. To remain competitive, we have successfully introduced several new products with advanced technologies since PCTEL was founded. We continue to develop and sell advanced analog modem products in order to remain competitive in our core business.

     The market for high speed Internet connectivity is also characterized by rapidly changing technologies and strong competition, such as broadband and wireless solutions, which provide higher modem speeds and faster Internet access. While these alternative technologies offer much faster data rates, they are comparatively more costly than analog modems. They are also not as widely available in the world markets. We will continue to evaluate, develop and introduce technologically advanced products that will position us for possible growth in the Internet access market. If we are not successful in response to rapidly changing technologies, our products may become obsolete and we may not be able to compete effectively.

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

     In addition, the Nasdaq National Market, where many publicly held telecommunications companies, including PCTEL, are traded, often experiences extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. In the past, following periods of volatility in the market price of an individual company’s securities, securities class action litigation often has been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

Provisions in our charter documents may inhibit a change of control or a change of management which may cause the market price for our common stock to fall and may inhibit a takeover or change in our control that a stockholder may consider favorable.

     Provisions in our charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction that our stockholders may favor. These provisions could have the effect of discouraging others from making tender offers for our shares, and as a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts and may prevent stockholders from reselling their shares at or above the price at which they purchased their shares. These provisions may also prevent changes in our management that our stockholders may favor. Our charter documents do not permit stockholders to act by written consent, do not permit stockholders to call a stockholders meeting, and provide for a classified board of directors, which means stockholders can only elect, or remove, a limited number of our directors in any given year.

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

PCTEL, Inc.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risks. We manage the sensitivity of our results of operations to these risks by maintaining a conservative investment portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating all transactions in U.S. dollars. Our exposure to foreign exchange rate fluctuations arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the year ended December 31, 2001 and the nine months ended September 30, 2002 was not material.

     We are exposed to interest rate risks as we have investments in both fixed rate and floating rate interest earning instruments. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rate.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better, and money market funds. We have accumulated a $381,000 unrealized holding gain as of September 30, 2002.

PCTEL, Inc.

Item 4: Controls and Procedures

     Based upon their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act) as of November 13, 2002, our chief executive officer and chief financial officer have concluded that, our disclosure controls and procedures effectively ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In addition, there were no changes in our internal controls or in other factors that could have significantly affected those controls subsequent to November 13, 2002.

PCTEL, Inc.

Part II. Other Information
For the Three and Nine Months Ended: September 30, 2002

Item 1 Legal Proceedings: Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

On March 19, 2002, plaintiff Ronald H. Fraser filed a Verified Complaint (the “Complaint”) in Santa Clara County (California) Superior Court for breach of contract and declaratory relief against us, and for breach of contract, conversion, negligence and declaratory relief against our transfer agent, Wells Fargo Bank Minnesota, N.A (“Wells Fargo”). The Complaint seeks compensatory damages allegedly suffered by Mr. Fraser as a result of the tax liability from failure to facilitate transaction by Mr. Fraser during a secondary offering on April 14, 2000. Wells Fargo filed a Verified Answer to the Complaint on June 12, 2002. On July 10, 2002, we filed a Verified Answer to the Complaint, denying Mr. Fraser’s claims and asserting numerous affirmative defenses. Discovery has recently commenced. On July 24, 2002, the parties were ordered to mediation and are to report back to the court on November 19, 2002. No trial date has been set.

We believe that we have meritorious defenses and intend to vigorously defend the action. Because the action is still in its early stages, we cannot at this time provide an estimate of the range of potential gain or loss, or the probability of a favorable or unfavorable outcome.

Item 4 Submission of Matters to a Vote of Security Holders: N/A

Item 6 Exhibits and reports on Form 8-K

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number		Description

10.35	(a)	Lease agreement dated July 30, 2002 between PCTEL, Inc. and ASP Wheelie, LLC for an office building located at O’Hare Plaza, 8725 West Higgins Road, Chicago, IL 60631

99.1	(a)	Certification of Chief Executive Officer and Chief Financial Officer

	(a)	Filed herewith.

(b)		Reports on Form 8-K: None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCTEL, Inc. Delaware Corporation

November 13, 2002	By:	/s/ John Schoen

John Schoen Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

I, Martin H. Singer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PCTEL, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Martin H. Singer

Martin H. Singer Chief Executive Officer

I, John Schoen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PCTEL, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ John Schoen

John Schoen Chief Operating Officer and Chief Financial Officer

Exhibit Index

Exhibit Number		Description

10.35	(a)	Lease agreement dated July 30, 2002 between PCTEL, Inc. and ASP Wheelie, LLC for an office building located at O’Hare Plaza, 8725 West Higgins Road, Chicago, IL 60631

99.1	(a)	Certification of Chief Executive Officer and Chief Financial Officer

(a) Filed herewith.