Form 10-K
period 2002-12-31
PC TEL INC
filed 2003-03-31
CIK 1057083

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



             FOR THE YEAR ENDED DECEMBER 31, 2002


    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 000-27115

                                  PCTEL, INC.
          (Exact Name of Business Issuer as Specified in Its Charter)

                  DELAWARE                                      77-0364943
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                     Identification Number)

      8725 W. HIGGINS ROAD, SUITE 400,                             60631
                 CHICAGO IL                                     (Zip Code)
   (Address of Principal Executive Office)

                                 (773) 243-3000
              (Registrant's Telephone Number, Including Area Code)
                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   Common Stock, $0.001 Par Value Per Share.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

As of June 28, 2002, the last business day of Registrant's most recently completed second fiscal quarter, there were 20,146,748 shares of Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on June 28, 2002) was approximately $187,364,756. Shares of Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2003, the number of shares of the Registrant's common stock outstanding was 19,542,702.

Certain sections of Registrant's definitive Proxy Statement relating to its Annual Stockholders' Meeting to be held on June 3, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  PCTEL, INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                        PAGE
                                                                        ----
                                     PART I
Item 1    Business....................................................    1
Item 2    Properties..................................................    7
Item 3    Legal Proceedings...........................................    7
Item 4    Submission of Matters to a Vote of Security Holders.........    8
Item 4A   Executive Officers of the Registrant........................    8

                                    PART II
Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    9
Item 6    Selected Consolidated Financial Data........................   10
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11
Item 7A   Quantitative and Qualitative Disclosures about Market
          Risk........................................................   35
Item 8    Financial Statements and Supplementary Data.................   36
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   67

                                    PART III
Item 10   Directors and Executive Officers of the Registrant..........   67
Item 11   Executive Compensation......................................   67
Item 12   Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   67
Item 13   Certain Relationships and Related Transactions..............   67
Item 14   Controls and Procedures.....................................   68

                                    PART IV
Item 15   Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   68
Signatures............................................................   72
Certificates..........................................................   74

                                     PART I

ITEM 1:  BUSINESS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Investors in our common stock are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption "Factors That May Affect Our Business, Financial Condition, and Future Operating Results," beginning on page 29 of the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in, or incorporated by reference into, this report.

OVERVIEW AND RECENT DEVELOPMENTS

     We are a leading developer and supplier of cost-effective Internet access solutions. Today our products enable high-speed Internet connections through analog networks as well as public access Wireless Local Area Networks (WLAN). Additionally, we are developing new technologies and products to address ease of use issues related to wireless local area networks for both traveling and home users.

     On March 12, 2003, PCTEL, Inc, completed its asset acquisition of Dynamic Telecommunications, Inc., ("DTI"). DTI is a supplier of software-defined radio technology deployed in high-speed wireless scanning receivers, multi-protocol collection and analysis systems, interference measurement systems and radio frequency command and control software solutions. PCTEL intends to use the acquired assets to continue to operate and grow the business of DTI and to expand its presence in the wireless access markets.

     In May 2002, we acquired the assets of cyberPIXIE, Inc. ("cyberPIXIE"), a wireless access provider. The acquisition of cyberPIXIE is consistent with our strategy and permits us to participate in a new emerging market. As a result of the acquisition, we obtained products and technology that will enable roaming between and among 802.11 wireless and cellular networks.

     We are a pioneer in developing HSP (host signal processing) technology, a proprietary set of algorithms that enables cost-effective software-based digital signal processing solutions. Our solution utilizes the computational and processing resources of a host central processing unit rather than requiring additional special-purpose hardware. Based on our own research and testing, we believe this architecture can reduce space requirements by 50% and power requirements by 70% compared to conventional hardware-based solutions. The first implementation of our host signal processing technology was in a software modem, or soft modem, in 1995. Various original equipment manufacturers, including Hewlett Packard, Dell, Fujitsu, NEC and Samsung, have integrated our soft modems into their products.

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

     - Allows us to quickly and cost-effectively develop new products to capitalize on rapidly growing market segments such as the developing wireless local area network markets; and

     - Is compatible with multiple operating systems, including but not limited to Windows (95, 98, 2000, NT, XP) and Linux.

CORPORATE BACKGROUND

     We were incorporated in California in 1994 and reincorporated in Delaware in 1998. Our principal executive offices are located at 8725 W. Higgins Road, Suite 400, Chicago, Illinois 60631. Our telephone number at that address is
(773) 243-3000. Our web site is www.pctel.com. The contents of our web site are not incorporated by reference into this Annual Report on Form 10-K.

PRODUCTS

Analog Modem Products

     Our HSP modem offering is a mature product. Competitors have over time matched the significant cost advantages that we innovated in this area. As a result, the soft modem business has taken on a commodity characteristic. There is very little product differentiation and the industry generally competes on price and to a lesser extent, customer service.

     Our current HSP modem roadmap delivers cost reduced product for both AC-link and PCI format modems for PC-OEM qualifications in 2003. We have undertaken a strategic initiative to reduce the number of software code bases required to satisfy various customer and technology requirements. This initiative is expected to be substantially complete in the first half of 2003. We expect to realize significant product maintenance cost savings as a result of this activity.

 CURRENT PRODUCTS

     MicroModem(TM). The MicroModem integrates our HSP technology with a micro form-factor, silicon DAA (data access arrangement). In contrast to a conventional hardware modem, our soft architecture replaces the memory chip, digital signal processing chip, universal asynchronous receiver and transmitter, and controller chip with customized software that draws upon the excess capacity of the host central processing unit. Our patented MicroModem further reduces power and size requirements by replacing approximately 90 discrete hardware components with one or two silicon DAA chips. This integration reduces the number of components in a conventional modem data access arrangement by approximately 40%. The MicroModem is certified as being compatible with the telecommunications standards of most industrialized countries, allowing original equipment manufacturers to accomplish seamless global interoperability. The MicroModem currently comes with standard interfaces to computers such as PCI, ACR, Modem Riser and MDC.

     Lansis(TM). Lansis is a combination HSP modem and LAN (local area network) solution. It allows PC original equipment manufacturers ("OEMs") to implement a solution for LAN connectivity with the same performance as more expensive branded CardBus and Personal Computer Memory Card International Association (PCMCIA) cards. Combined with V.92 modem functionality, it provides a cost-effective alternative to provide modem and network connectivity to the PC customer.

     Solsis II. Solsis is our embedded solution for Internet access devices that either do not use a central processing unit or lack the excess processing capacity necessary to support our HSP solution. Solsis operates on Texas Instruments DSPs (digital signal processing); targeted for Internet appliances, such as set-top boxes, game consoles and other Internet access devices. In the fourth quarter of 2001, we began to ship the second generation of our Solsis embedded solution that utilizes a two-chip solution versus the previous five-chip version. This further reduces the cost and power consumption for these non-PC Internet appliances. Solsis II utilizes the new TI TMS320C54V90 DSP, integrating all modem functions into the DSP except the line side DAA chip.

     In the second quarter of 2002 we completed development of our Solsis solution and shifted to a software-licensing model with two partners. In this model, PCTEL receives royalty revenue for each unit shipped by these partners.

WLAN Products

     Our WLAN products are offered as the Segue(TM) product line. This suite of products provides both client and infrastructure solutions for public WLAN environments. Client products enable public WLAN access and ease of use across a wide range of Microsoft operating systems. The infrastructure products enable cost effective "hot spot" deployments within the constraints of widely recognized networking and security standards. Customers for our WLAN products are not typically individual end-users, but Internet access service providers such as WISPs (Wireless ISPs), cellular carriers, or other service aggregators.

 CURRENT PRODUCTS

     Segue(TM) Roaming Client. The Segue(TM) Roaming Client is a PC-based application developed to allow users to easily locate and connect to WLAN and Wireless WAN (GPRS, CDMA 1x or other 2.5G cellular networks) data networks. The Segue(TM) Roaming Client provides the following benefits over "browser only" type solutions currently available today:

     - Consistent look and feel regardless of operating system platform

     - Easily branded to match customer identity

     - Automatic presentation of user credentials dependant on network being accessed

     - Easy location of WLAN networks utilizing an integrated database

     - Service Provider control of customer experience by "pushing" configuration, hot spot location, and other data to the client

     - User or Service Provider prioritization of network connection choices (between multiple WLANs and/or WWANs)

     The Segue(TM) Roaming Client currently supports over 50 different models of WLAN cards from leading manufacturers, such as Cisco, Agere, Linksys, D-Link, and Melco. The client supports 2.5G PCMCIA cards from Novatel Wireless and Sierra Wireless for WWAN access. The client supports Win98, WinME, Win2K and XP Microsoft operating systems. Product supporting for the PocketPC operating system was released in March 2003.

     Segue(TM) Network Gateway. The Segue(TM) Network Gateway provides carriers with a cost-effective, straightforward process for deploying new 802.11 hot spots and a simple means for bringing existing hot spots under their service umbrella. The Segue(TM) Network Gateway can support multiple access points at each hot spot and ensure that only authorized users gain access to the hot spot resources. The product is designed to be centrally administered, eliminating the need for local support and maintenance. Network reporting features can easily relay status of any device on the network to a centralized SNMP management tool such as HP Openview or Tivoli. In addition, all configuration and software updates can be handled centrally.

     Segue(TM) Network Controller. The Segue(TM) Network Controller provides user identification and billing solution for carriers and their subscribers. In industry standard terms, this element performs the AAA-broker function (Authentication, Authorization, and Accounting). This solution integrates a network of hot spot gateways with the service provider's backend systems. It also supports the authentication of roaming users from any authorized provider. The Segue(TM) Network Controller can be configured to proxy authentication requests to the RADIUS- or LDAP-compliant authentication systems of any other cooperating provider. Using RADIUS accounting, the Segue(TM) Network Controller can relay usage information to the RADIUS-compliant systems of roaming partners. With this capability users can enjoy a single bill for access, regardless of the specific hot spots from which they have chosen to connect. The product serves as the platform for central management of the Segue(TM) Network Gateways connected to this controller. With this capability, hot spot operators can make network-wide changes from a single console and have them propagated across the network rather than configuring each gateway directly. The controller also supports applications that enable subscriber provisioning and accounting plan configuration (pre-paid services, single use sessions, etc.) activities.

INTELLECTUAL PROPERTY LICENSING

     We offer our intellectual property through licensing and product royalty arrangements. We have over 80 patents granted or pending addressing both essential International Telecommunications Union (ITU) and non-essential technologies. Our technology is licensed directly or indirectly by many companies in the communications industry, such as Conexant, ESS Technology, Smart Link and others, who use ITU standard technology.

     In addition, we are developing wireless spread spectrum intellectual property technologies, which may be patentable. Once developed, we intend to file patents covering such technologies.

CUSTOMERS

     Our MicroModem and Lansis products are targeted for manufacturing integration by PC OEMs, PC motherboard and modem card manufacturers. The Solsis embedded modem products are typically integrated by non-PC Internet access product manufacturers, such as set-top box and game console makers. We sell directly to OEMs and indirectly through a number of distributors.

     Our WLAN products are targeted for operators of public WLAN service deployments. We currently sell directly to cellular carriers and infrastructure suppliers and indirectly to WISPs through a small number of Value Added Resellers (VARs).

     For the year ended December 31, 2002, approximately 71% of our revenues were generated by three of our Taiwanese customers, with Lite-On Technology Corporation (GVC Corporation) representing 25%, Askey Computer representing 23% and Prewell International representing 23% of revenues. For the year ended December 31, 2001, approximately 79% of our revenues were generated by three of our customers, with Prewell International representing 47% of revenues, Lite-On Technology Corporation (GVC Corporation) representing 22% and Askey Computer representing 10% of revenues.

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

     As of December 31, 2002, we employed 29 individuals in sales, marketing and support and maintained regional sales support operations in Tokyo, Japan, Taipei, Taiwan, Seoul, Korea and Paris, France.

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

     As of December 31, 2002, we employed 47 employees in research and development.

MANUFACTURING

     We procure DAA chips from Silicon Laboratories, Inc. of Austin, Texas on a purchase order basis. We have a limited guaranteed supply of data access arrangement chips through a long-term business arrangement with Silicon Labs. We have no guaranteed supply or long-term contract agreements with any other of our suppliers.

LICENSES, PATENTS AND TRADEMARKS

     We seek to protect our technology through a combination of patents, copyrights, trade secret laws, trademark registrations, confidentiality procedures and licensing arrangements. We have over 80 patents granted or pending addressing both essential ITU and non-essential technologies that are relevant to our analog modem technology. Because of the fast pace of innovation and product development, our products are often obsolete before the patents related to them expire. As a result, we believe that the duration of the applicable patents is adequate relative to the expected lives of our products.

     We believe that our patent portfolio is one of the largest in the analog modem market. To supplement our proprietary technology, we have licensed rights to use patents held by third parties.

     We have received communications from 3Com, Padcom, Syndia and Unisys, and may receive communications from other third parties in the future, claiming to own patent rights in technologies that are part of communications standards adopted by the ITU, such as V.90, V.34, V.42bis and V.32bis, and other common communications technologies, including soft modems and wireless LANs. These third parties claim that our products utilize their patented technologies and have requested that we enter into license agreements with them.

     During 2002, we settled patent infringement litigation against ESS Technology and have licensed certain Townshend V.90 patents.

     In addition, there are numerous risks that result from our reliance on our proprietary technology in the conduct of our business. See "Factors That May Affect Our Business, Financial Condition, and Future Operating Results," beginning on page 26 of this Annual Report on Form 10-K.

COMPETITION

     The Internet access device market is intensely competitive. Our current competitors include Agere Systems, Broadcom, Conexant, ESS Technology and SmartLink. With the maturing of standards and cost demands of customers, the analog modem market has taken on commodity characteristics where price is the dominant basis of competition.

     The current trend in the PC marketplace is for increasing integration at the motherboard level. Typical solutions today already integrate Ethernet adapters on the motherboard for cost advantages. In line with this trend, we may in the future also face competition from predominantly Taiwan based core logic chipset suppliers that will integrate modem functionality with PC core logic and audio subsystems. We believe that these competitors may include Intel, Realtek Semiconductor Corporation, Acer Laboratories Inc., and Silicon Integrated Systems among others.

     With our WLAN products, our competition varies based on product offering. Competitors for our Segue(TM) Roaming Client range from operating system suppliers such as Apple or Microsoft (which offers a level of WLAN client support through its Windows XP offering) to WLAN NIC suppliers (that bundle minimal clients with their hardware offering) to service aggregators that provide a client as part of their service offering such as GRIC, iPASS, and Boingo. We are unique in that many of these competitors are potential customers for our branded client offering. There are few "client only" competitors in the WLAN space.

     We compete favorably in the client space as a result of our support for a wide variety of client hardware devices, down level operating system support, and the ability to easily brand products to end user requirements.

     For our infrastructure offering, there are many competitors offering products supporting similar customers. These competitors are Aptilo, Cisco, Colubris, Nokia, Nomadix, and Pronto. We compete on the basis of price, our unique features (such as centralized manageability and ease of deployment), and system level capabilities made possible by solutions utilizing both our client and infrastructure components.

EMPLOYEES

     As of December 31, 2002, we employed 111 people full-time, including 29 in sales and marketing, 47 in research and development, and 35 in general and administrative functions. None of our employees are represented by a labor union. We consider our employee relations to be good.

RECENT DEVELOPMENTS

     On March 5, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against 3Com Corporation. Our lawsuit against 3Com Corporation alleges infringement by 3Com Corporation of one of our patents and asks for a declaratory judgment that certain 3Com patents are invalid and not infringed. On March 4, 2003, 3Com filed in the U.S. District Court for the Northern District of Illinois a patent infringement lawsuit against us claiming that our HSP modem products infringe certain 3Com patents, and amended its complaint to ask for a declaratory judgment that one of our patents is invalid and not infringed. The patents that are the subject of 3Com's amended complaint and our complaint are the same patents. We believe that we have meritorious claims and defenses in our dispute with 3Com. However, because the action is still in its early stages, we are not able to predict the outcome at this time.

     On March 12, 2003, PCTEL, Inc. completed its asset acquisition of Dynamic Telecommunications, Inc., ("DTI"). DTI is a supplier of software-defined radio technology deployed in high-speed wireless scanning receivers, multi-protocol collection and analysis systems, interference measurement systems and radio frequency command and control software solutions. In connection with the acquisition, PCTEL, DTI, PCTEL Maryland, Inc., a wholly-owned subsidiary of PCTEL, and DTI Holdings, Inc., the sole shareholder of DTI, entered into an Asset Purchase Agreement dated as of March 12, 2003 (the "Purchase Agreement") under which PCTEL Maryland acquired substantially all of the assets of DTI, including intellectual property, receivables, property and equipment and other tangible and intangible assets used in DTI's business. PCTEL intends to use the acquired assets to continue to operate and grow the business of DTI and to expand its presence in the wireless access markets.

     In exchange for the acquired assets, PCTEL paid DTI $10 million in cash. In addition, DTI may be entitled to earn-out payments if PCTEL Maryland meets specified financial targets in fiscal years 2003 and 2004.

WEB SITE POSTINGS

     We make our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to such reports, available free of charge through our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission, at the following address: www.pctel.com. The information in, or that can be accessed through, our web site is not part of this report.

ITEM 2: PROPERTIES

     In August 2002, we entered into an operating lease for our new headquarter facilities in Chicago, Illinois. This office building is 12,624 square feet and the lease expires in August 2007. In October 2002, we entered into an operating lease in Milpitas, California, to be used as an engineering office. This office building is 18,072 square feet and the lease expires September 2007. In addition, we have a subsidiary office in Waterbury, Connecticut, an engineering office in Taipei, Taiwan, and sales support offices in Tokyo, Japan, Taipei, Taiwan and Paris, France. We believe that we have adequate space for our current needs.

ITEM 3:  LEGAL PROCEEDINGS

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

     On March 19, 2002, plaintiff Ronald H. Fraser filed a complaint in Santa Clara County (California) Superior Court for breach of contract and declaratory relief against us, and for breach of contract, conversion, negligence and declaratory relief against our transfer agent, Wells Fargo Bank Minnesota, N.A. The Complaint seeks compensatory damages allegedly suffered by Mr. Fraser as a result of the tax liability from failure to facilitate a transaction by Mr. Fraser during a secondary offering on April 14, 2000. In July 2002, we responded to the complaint, denying Mr. Fraser's claims and asserting numerous affirmative defenses. Wells Fargo and the Company have each filed cross-complaints against the other for indemnity. Discovery is underway. No trial date has been set. We believe that we have meritorious defenses and intend to vigorously defend the action.

Litigation with 3Com

     On March 5, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against 3Com Corporation. Our lawsuit against 3Com Corporation alleges infringement by 3Com Corporation of one of our patents and asks for a declaratory judgment that certain 3Com patents are invalid and not infringed. On March 4, 2003, 3Com filed in the U.S. District Court for the Northern District of Illinois a patent infringement lawsuit against us claiming that our HSP modem products infringe certain 3Com patents, and amended its complaint to ask for a declaratory judgment that one of our patents is invalid and not infringed. The patents that are the subject of 3Com's amended complaint and our complaint are the same patents. We believe that we have meritorious claims and defenses in our dispute with 3Com. However, because the action is still in its early stages, we are not able to predict the outcome at this time.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No stockholder votes took place during the fourth quarter of the year ended December 31, 2002.

ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to our executive officers as of March 25, 2003:

NAME                      AGE                          POSITION
----                      ---                          --------
Martin H. Singer........  51    Chief Executive Officer, Chairman of the Board
John Schoen.............  47    Chief Operating Officer, Chief Financial Officer and
                                Secretary
Jeffrey A. Miller.......  47    Vice President, Product Management and New Development
Biju Nair...............  37    Vice President, Product Development
Carlton Aihara..........  45    Vice President, Global Sales
Mark Wilson.............  51    Vice President, Licensing Programs

     Dr. Martin H. Singer has been our Chief Executive Officer and Chairman of the Board since October 17, 2001. Prior to that, Dr. Singer served as our Non-Executive Chairman of the Board since February 2001 and a director for the Company since August 1999. From October 2000 to May 2001, Dr. Singer served as President and Chief Executive Officer of Ultra Fast Optical Systems, Inc. From December 1997 to August 2000, Dr. Singer served as President and CEO of SAFCO Technologies, Inc., a wireless communications company. He left SAFCO in August 2000 after its sale to Agilent Technologies. From September 1994 to December 1997, Dr. Singer served as Vice President and General Manager of the Wireless Access Business Development Division for Motorola, Inc., a communications equipment company. Prior to this period, Dr. Singer held senior management and technical positions in Motorola Inc., Tellabs, Inc., AT&T and Bell Labs. Dr. Singer holds a Bachelor of Arts in Psychology from the University of Michigan, and a Master of Arts and a Ph.D. in Experimental Psychology from Vanderbilt University.

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

     Mr. Jeffrey A. Miller has been our Vice President of Product Management & New Technology since September of 2002. Mr. Miller was Vice President of Engineering from November 2001 until his appointment to Vice President of Product Management & New Technology. Prior to that, Mr. Miller was Functional Manager of Wireless Optimization Products, Wireless Network Test Division of Agilent Technologies Inc. From January 1998 to July 2001, Mr. Miller served as Vice President of Engineering of SAFCO Technologies, Inc. and led its Test and Measurement Group before its acquisition by Agilent Technologies Inc. From September 1992 to January 1998, Mr. Miller was a Principal Consultant with Malcolm, Miller & Associates providing consulting services to wireless network operators and infrastructure suppliers. From 1978 through September of 1992, Mr. Miller held various technical and management positions at Motorola, Inc.'s Cellular Infrastructure Group. Mr. Miller received a Bachelor of Science in Computer Science from University of Illinois.

     Mr. Carlton Aihara has been our Vice President of Global Sales since April 2002. Mr. Aihara joined PCTEL as Director of Northern Asia sales in 1998, prior to PCTEL's successful initial public offering. In 2001, Mr. Aihara was promoted to Vice President, Asia Pacific, responsible for PCTEL's Asia Pacific sales. Before joining PCTEL, Mr. Aihara was with Adaptec, Incorporated, where he was Senior Manager of Sales for Adaptec's peripheral technology division IC products. He was based in Japan, responsible for Northern Asia sales which included Japan and Korea. Prior to Adaptec, Mr. Aihara held various sales management positions with Sandisk Corporation and Epson's Semiconductor group. Mr. Aihara has also held engineering, marketing, and sales positions at Oki Semiconductor, USA, Inc. and Fairchild Semiconductor, a Schlumberger Company. Mr. Aihara holds a BSEE from the University of California at Berkeley

     Mr. Biju Nair joined PCTEL in January of 2002. After helping to jump start PCTEL's Wireless Business, Biju took over responsibilities as the Vice President of Product Development. Prior to joining PCTEL, Biju served from July 2000 to January 2002 as the Global Manager of Wireless Planning, Design and Management solutions at Agilent Technologies. Prior to its acquisition by Agilent Technologies, Biju served from April 1994 to July 2000 as Vice President and General Manager of Global Software Products at SAFCO Technologies in Chicago. In that capacity, he designed OPAS, the industry's leading wireless post processing software and led the company's launch of its VoicePrint test and measurement product. Biju holds B.S and M.S degrees in Electronics and Computer Engineering and an advanced degree in Computer Science from Illinois Institute of Technology in Chicago. Biju is the author of numerous publications for the wireless industry and has presented technical papers at major wireless seminars and panels.

     Mr. Mark D. Wilson has been our Vice President, Licensing Programs since the position was established in April 2002. Previously, Mr. Wilson was our Vice President of Marketing since joining the company in July 2000. Before joining us, Mr. Wilson served from September 1999 to June 2000 as director of product management for privately-held NARUS, Inc., a leading provider of Internet business infrastructure solutions. With more than twenty years of experience in the industry, Mr. Wilson's portfolio of industry experience includes upper-level management positions in firms such as Hewlett Packard, where he was charged with market development and product management for the Internet Business Unit of the VeriFone Division (May 1997 -- September 1999). While with Cirrus Logic, Inc., he served as Vice President of Customer Marketing. Mr. Wilson also held the position of Vice President of OEM Marketing at IBM Corporation's Storage Systems Division and was Vice President of Marketing at Quantum Corporation. Mr. Wilson holds an MBA from Boston University earned in 1978 and a B.S. in Electrical Engineering from the University of Massachusetts earned in 1973.

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

                                                               HIGH     LOW
                                                              ------   ------
FISCAL 2003:
  Through March 25, 2003....................................  $ 9.30   $ 6.27
FISCAL 2002:
  Fourth Quarter............................................  $ 7.87   $ 4.58
  Third Quarter.............................................  $ 6.75   $ 4.60
  Second Quarter............................................  $ 8.94   $ 6.00
  First Quarter.............................................  $10.70   $ 7.68
FISCAL 2001:
  Fourth Quarter............................................  $10.46   $ 6.66
  Third Quarter.............................................  $ 8.86   $ 6.74
  Second Quarter............................................  $10.70   $ 6.50
  First Quarter.............................................  $12.19   $ 7.00

     The closing sale price of our common stock as reported on the NASDAQ National Market on March 25, 2003 was $9.30 per share. As of that date there were 85 holders of record of our common stock.

DIVIDENDS

     We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 are derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited financial statements not included in this Form 10-K. For the year ended December 31, 2002, operating results include a $7.2 million provision for inventory recovery and $0.9 million in restructuring charge. For the year ended December 31, 2001, operating results include $10.9 million provision for inventory losses, $3.8 million in restructuring charge and $16.8 million of impairment of goodwill and intangible assets charge related to our acquisitions of Communications Systems Division ("CSD"), Voyager Technologies, Inc. ("Voyager") and BlueCom Technology Corp. ("BlueCom"). The operating results for the year ended December 31, 2000 include the $1.6 million write-off of in-process research and development costs related to our acquisition of Voyager. For the year ended December 31, 1998, operating results include the $6.1 million write-off of in-process research and development costs related to our acquisition of CSD. The operating results for the year ended December 31, 1999 include an extraordinary loss of $1.6 million related to the early extinguishment of debt.

                                                          YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------
                                               2002       2001      2000      1999      1998
                                              -------   --------   -------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues....................................  $48,779   $ 40,971   $97,183   $76,293   $33,004
Cost of revenues............................   27,841     27,899    53,940    39,428    13,878
Inventory losses (recovery).................   (7,221)    10,920        --        --        --
                                              -------   --------   -------   -------   -------
Gross profit................................   28,159      2,152    43,243    36,865    19,126
                                              -------   --------   -------   -------   -------
Operating expenses:
  Research and development..................    9,977     11,554    14,130    10,317     4,932
  Sales and marketing.......................    7,668     10,926    14,293    10,523     5,624
  General and administrative................    5,453     14,023     8,058     5,459     2,169
  Acquired in-process research and
     development............................      102         --     1,600        --     6,130
  Amortization of goodwill and intangible
     assets.................................       88      3,068     2,638        --        --
  Impairment of goodwill and intangible
     assets.................................       --     16,775        --        --        --
  Restructuring charges.....................      850      3,787        --        --        --
  Amortization of deferred stock
     compensation...........................      687      1,081     1,308       790        43
                                              -------   --------   -------   -------   -------
          Total operating expenses..........   24,825     61,214    42,027    27,089    18,898
                                              -------   --------   -------   -------   -------
Income (loss) from operations...............    3,334    (59,062)    1,216     9,776       228
Other income, net...........................    3,254      6,154     7,288       271       479
                                              -------   --------   -------   -------   -------

                                                          YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------
                                               2002       2001      2000      1999      1998
                                              -------   --------   -------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss) before provision for income
  taxes.....................................    6,588    (52,908)    8,504    10,047       707
Provision for income taxes..................      435      5,311     2,366     3,014       212
                                              -------   --------   -------   -------   -------
Net income (loss) before extraordinary
  loss......................................    6,153    (58,219)    6,138     7,033       495
Extraordinary loss, net of income taxes.....       --         --        --    (1,611)       --
                                              -------   --------   -------   -------   -------
Net income (loss)...........................  $ 6,153   $(58,219)  $ 6,138   $ 5,422   $   495
                                              =======   ========   =======   =======   =======
Basic earnings (loss) per share before
  extraordinary loss........................  $  0.31   $  (3.02)  $  0.34   $  1.33   $  0.21
Basic earnings (loss) per share after
  extraordinary loss........................  $    --   $     --   $    --   $  1.03   $    --
Shares used in computing basic earnings
  (loss) per share..........................   19,806     19,275    18,011     5,287     2,355
Diluted earnings (loss) per share before
  extraordinary loss........................  $  0.31   $  (3.02)  $  0.30   $  0.48   $  0.04
Diluted earnings (loss) per share after
  extraordinary loss........................  $    --   $     --   $    --   $  0.37   $    --
Shares used in computing diluted earnings
  (loss) per share..........................   20,004     19,275    20,514    14,666    12,325

                                                               DECEMBER 31,
                                            --------------------------------------------------
                                              2002       2001       2000      1999      1998
                                            --------   --------   --------   -------   -------
                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.............................  $111,391   $125,628   $118,380   $98,290   $12,988
Working capital...........................   106,618    104,521    130,911    89,892    14,011
Total assets..............................   129,426    140,183    192,956   130,605    45,996
Long term debt, net of current portion....        --         --         --        --    14,709
Total stockholders' equity................   112,553    107,761    159,847   104,278    15,139

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward looking statements include, among others, those statements including the words, "may," "will," "plans," "seeks," "expects," "anticipates," "intends," "believes" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Form 10-K, and in other documents we file with the SEC. Factors that might cause future results to differ materially from those discussed in the forward looking statements include, but are not limited to, those discussed in "Risks Related to Our Business" and elsewhere in this Form 10-K.

OVERVIEW AND RECENT DEVELOPMENTS

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

     Our strategy is to broaden product offerings that enable cost-effective access in both wired and wireless environments. In May 2002, we acquired the assets of cyberPIXIE, Inc. ("cyberPIXIE"), a wireless access provider. The acquisition of cyberPIXIE is consistent with our strategy and permits us to participate in a new emerging market. As a result of the acquisition, we obtained products and technology that will enable roaming between and among
802.11 wireless and cellular networks.

     Our wireless product portfolio consists of both PC client and network infrastructure products branded as our Segue(TM) product line. Our wireless client product is a PC based software solution that facilitates roaming and connection to wireless networks. These networks may be public wireless local area network ("WLAN") hot spots, and cellular data networks (wireless wide area networks), as well as private enterprise and home WLANs. Our client products are offered as custom branded offerings associated with a particular carrier and typically includes carrier specific "service finder" location databases. Our client product offers a superior end user experience while simultaneously reducing the costs associated with typical end user support problems that our product addresses.

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

     We sell soft modems to manufacturers and distributors principally in Asia through our sales personnel, independent sales representatives and distributors. Our sales to manufacturers and distributors in Asia were 86%, 91% and 91% of our total sales for the years ended 2002, 2001, and 2000, respectively. The predominance of our sales is in Asia because our customers are primarily motherboard and modem manufacturers, and the majority of these manufacturers are located in Asia. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards that they purchase from the board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally.

     The economic downturn that began in 2000 and has continued throughout 2001 and 2002 has adversely affected our business and operating results. In particular, since the fourth quarter of 2000, our customers, primarily our PC motherboard and distribution manufacturers, have been adversely impacted by significantly lower PC demand which has, in turn, lowered demand for our products. As a result, our revenues decreased from $97.2 million in 2000 to $41.0 million in 2001 and $48.8 million in 2002. Partly as a consequence of the economic slowdown, during 2001, we reduced our headcount from 198 personnel at the end of 2000 to 108 at the end of 2001. We further reduced our headcount in 2002 by an additional 27 persons.

     Our sales are concentrated among a limited number of customers and the loss of one or more of these customers could cause our revenues to decrease. Continuing decreases in the average selling prices of our products will result in decreased revenue as well.

     As of December 31, 2002, we have $53.0 million in cash and cash equivalents. In addition, at December 31, 2002, we have $58.4 million in short-term investments, that potentially subject us to credit and market risks. To mitigate credit risk related to short-term investments, we have an investment policy to preserve the value of capital and generate interest income from these investments without undue exposure to risk fluctuations by investing in highly rated, short-term investments. Market risk is the potential loss due to the change in value of a financial instrument due to interest rates or equity prices. Our investment policy is to stipulate short durations, limiting interest rate exposure. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.

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

REVENUE RECOGNITION

     Revenues consist primarily of sales of products to original equipment manufacturers ("OEMs") and distributors. Revenues from sales to customers are recognized upon shipment when title and risk of loss passes to the customers, when the price is fixed or determinable and when there is evidence of an arrangement, unless we have future obligations or have to obtain customer acceptance, in which case revenue is deferred until such obligations have been satisfied or customer acceptance has been achieved. We provide for estimated sales returns and customer rebates related to sales to OEMs at the time of shipment. Customer rebates are recorded against revenues. As of December 31, 2002 and 2001, we have an allowance for customer rebates recorded against accounts receivable of $95,000 and $200,000, respectively, and accrued customer rebates of $1.7 million and $2.1 million, respectively, presented as current accrued liabilities on the balance sheet. Accrued customer rebates will be paid to the customers, upon request, in the future unless they are forfeited by the customer.

     Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to end-users. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 60 days after shipment.

     Royalty revenue is recognized when confirmation of royalties due to us is received from licensees or for non-refundable minimal royalty agreements, over the period that the Company provides support to the customer and where we offer extended payment terms, as payments are received. Furthermore, revenues from technology licenses are recognized after delivery has occurred, the amount is fixed or determinable and collection is reasonably assured. To the extent there are extended payment terms on these contracts, revenue is recognized as the payments become due and the cancellation privilege lapses. To date, we have not offered post-contract customer support.

     In instances where the Company provides non-recurring engineering services to customers, the Company recognizes revenue as the services are completed, using the percentage of completion basis of accounting in accordance with Statement of Position 81-1, "Accounting for Performance and Construction Type Contracts."

INVENTORY WRITE-DOWNS AND RECOVERIES

     Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of December 31, 2002 and 2001 were composed of finished goods and work-in-process only. We regularly monitor inventory quantities on hand. Based on our current estimated requirements, it was determined that there was excess inventory and those excess amounts were fully reserved as of December 31, 2002 and 2001. Due to competitive pressures and technological innovation, it is possible that these estimates could increase in the near term.

     Due to the changing market conditions, the recent economic downturn and technological innovations, inventory write-downs of $10.9 million were recorded in the second half of 2001. Given the volatility of the market, the age of the inventories on hand and the expected introduction of new products in 2002, we wrote down excess inventories to net realizable value based on forecasted demand and firm purchase order commitments from our major suppliers. Actual demand may differ from forecasted demand and such difference may have a material effect on our financial position and results of operations.

     For the year ended December 31, 2002, we did not record any additional inventory write-downs. We sold part of the written down inventories and recovered $7.2 million of the former write-downs for the year ended December 31, 2002. As of December 31, 2002, the cumulative write-down for excess inventory on hand was $2.1 million.

     Our products may attract static electricity charges over time and have a limited shelf life. Accordingly, in addition to the write-down of excess inventory, we also provide a reserve against obsolete inventory. As of December 31, 2001, the cumulative write-down for obsolete inventory on hand was $1.4 million. In 2002, we scrapped the entire balance of these obsolete inventories.

ACCRUED ROYALTIES

     We record an accrual for estimated future royalty payments for relevant technology of others used in our product offerings in accordance with SFAS No. 5, "Accounting for Contingencies." The estimated royalties accrual reflects management's broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements and/or ongoing royalties based upon our judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. Accordingly, the royalties accrual reflects estimated costs of settling claims rather than continuing to defend our legal positions and is not intended to be, nor should it be interpreted as, an admission of infringement of intellectual property, valuation of damages suffered by any third parties or any specific terms that management has predetermined to agree to in the event of a settlement offer. We have accrued our best estimate of the amount of royalties payable for royalty agreements already signed, agreements that are in negotiation and unasserted but probable claims of others using advice from third party technology advisors and historical settlement rates. Should a review of our estimated royalty result in a conclusion that a lower accrual is necessary, then there would be a positive effect on earnings.

     As of December 31, 2002 and 2001, we had accrued royalties of approximately $3.7 million and $12.3 million, respectively. However, the amounts accrued may be inadequate and we may be required to take additional charges if royalty payments are settled at a higher rate than expected, based on our experience of royalty rates normally charged by licensors in our industry. In addition, settlement arrangements may require royalties for both past and future sales of the associated products. If this is the case our gross margins will decrease on these future product sales. On March 19, 2002, Townshend entered into a settlement agreement with us, which settled the Federal Court Action and State Court Action. The settlement agreement required us to make a cash royalty payment on March 19, 2002, of $14.3 million related to past liability and prepayment of future royalties due to reserves which had been established in prior periods in anticipation of settlement. As of December 31, 2002, we have classified the prepayment as other assets, of which $1.1 million represents the current portion and $2.3 million represents the long-term portion.

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

     We currently have subsidiaries in Japan, France, Taiwan and Yugoslavia as well as branch offices in Taiwan and Korea. The complexities brought on by operating in several different tax jurisdictions inevitably lead to an increased exposure to worldwide taxes. Should review of our tax fillings and such reviews result in unfavorable adjustments to our tax returns, our operating results and financial position could be materially and adversely affected.

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

RESULTS OF OPERATIONS

 YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
 (ALL AMOUNTS IN TABLES, OTHER THAN PERCENTAGES, ARE IN THOUSANDS)

 REVENUES

                                                           2002      2001      2000
                                                          -------   -------   -------
Revenues -- Product.....................................  $43,652   $39,626   $92,933
Revenues -- Royalty and Licensing.......................  $ 5,127   $ 1,345   $ 4,250
Total Revenues..........................................  $48,779   $40,971   $97,183
% change from prior period -- Product...................     10.2%    (57.4)%    23.0%
% change from prior period -- Royalty and Licensing.....    281.2%    (68.4)%   487.0%
Total % change from prior period........................     19.1%    (57.8)%    27.4%

     Our revenues primarily consist of product sales of soft modems to board manufacturers and distributors in Asia. Product Revenues increased $4.0 million for the year ended December 31, 2002 from 2001. The revenue increase was primarily due to stronger modem sales, in particular, one of our major customers significantly increased purchases in the second half of the year. Software and licensing revenues amounted to $5.1 million for the year ended December 31, 2002, compared with $1.3 million for 2001. Licensing revenue includes $2.8 million from the settlement of the ESS litigation as well as $1.6 million from another large customer.

     Revenues decreased $56.2 million for the year ended December 31, 2001 from 2000. The revenue decrease was primarily attributable to 53% less unit shipments as a result of an abnormally poor PC market caused by poor economic conditions. Additionally, the decrease in sales revenues was due to a 9% decrease in average selling prices. Software and licensing revenues amounted to $1.3 million for the year ended December 31, 2001, compared with $4.3 million for 2000.

  GROSS PROFIT

                                                             2002      2001     2000
                                                           --------   ------   -------
Gross profit -- Product..................................  $ 23,032   $  807   $38,993
Gross profit -- Royalty and Licensing....................     5,127    1,345     4,250
Total Gross profit.......................................  $ 28,159   $2,152   $43,243
Percentage of revenues...................................      57.7%     5.3%     44.5%
% change from prior period...............................   1,208.5%   (95.0)%    17.3%

     Cost of revenues consists primarily of chipsets we purchase from third party manufacturers and also includes accrued intellectual property royalties, cost of operations and distribution costs. Provision for inventory losses are also included in the determination of gross profit.

     Product gross profit increased $22.2 million for the year ended December 31, 2002 compared to the prior year primarily as a result of the provision for inventory losses of $10.9 million recorded in 2001, an inventory recovery of $7.2 million recognized in the year ended December 31, 2002 and the elimination of goodwill amortization of $1.7 million resulting from write-off of goodwill arising from the acquisition of the Communications Systems Division ("CSD"). These improvements in gross profit were partially offset by decreasing average selling prices commonly seen in the industry. Gross profit as a percentage of product revenues increased from 5.3% for the year ended December 31, 2001 to 57.7% for the year ended December 31, 2002 for the same reasons. Gross profit from licensing and royalty revenue increased $3.8 million for the year ended December 31, 2002 from 2001 due to increased royalty and licensing revenue in 2002 compared with 2001. As a percentage of revenues, we expect gross profit to decrease in the next year as a result of the decreasing average selling prices commonly seen in the industry. In addition, the fixed portion of our costs as a percentage of revenue decreased as a result of the benefit of restructuring activities commenced in 2001 and the increase in revenues.

     Gross profit decreased $41.1 million for the year ended December 31, 2001 compared to the same period in 2000 primarily due to decreased sales revenues and the provision for inventory losses of $10.9 million recorded in 2001. Gross profit as a percentage of product revenue decreased from 44.5% for the year ended December 31, 2000 to 5.3% for the year ended December 31, 2001 because of the provision for inventory losses and because average selling prices decreased faster than the rate of cost reduction. In addition, the fixed portion of our costs as a percentage of revenue increased due to the decrease in revenues.

  RESEARCH AND DEVELOPMENT

                                                            2002     2001      2000
                                                           ------   -------   -------
Research and development.................................  $9,977   $11,554   $14,130
Percentage of revenues...................................    20.5%     28.2%     14.5%
% change from prior period...............................   (13.7)%   (18.2)%    37.0%

     Research and development expenses include costs for software and hardware development, prototyping, certification and pre-production costs. We expense all research and development costs as incurred.

     For the year ended December 31, 2002, total research and development costs incurred were $10.0 million, compared to $11.6 and $14.1 million for 2001 and 2000, respectively. Research and development expenses decreased by $1.6 million for the year ended December 31, 2002 compared to 2001 primarily because of decreased personnel expenses resulting from the reductions in force that occurred throughout fiscal year 2001 and the savings from the closure of the Connecticut engineering center in June 2002. This decrease in research in development expenses was offset by our expansion of research and development efforts in wireless products and utilities. In 2002, we closed down our Connecticut engineering center which focused on embedded products and shifted our research and development efforts to wireless products and utilities. As a percentage of revenues, research and development costs decreased for the year ended December 31, 2002 for the same reasons as above as well as due to our higher revenues in fiscal 2002. As a percentage of revenues, we expect research and development costs to remain the same in 2003 as we continue to invest in the development of wireless products and utilities.

     Research and development expenses decreased $2.6 million for the year ended December 31, 2001, compared to 2000 as a result of the completion of certain projects and the reduction in headcount gradually through the year. As a percentage of revenues, research and development increased for the year ended December 31, 2001 because of lower revenues in 2001.

     Research and development headcount decreased from 76 to 47 from December 31, 2000 to December 31, 2001 and 2002.

  SALES AND MARKETING

                                                            2002     2001      2000
                                                           ------   -------   -------
Sales and marketing......................................  $7,668   $10,926   $14,293
Percentage of revenues...................................    15.7%     26.7%     14.7%
% change from prior period...............................   (29.8)%   (23.6)%    35.8%

     Sales and marketing expenses consist primarily of personnel costs, sales commissions and marketing costs. Sales commissions payable to our distributors are recognized as expenses when our products are "sold through" from the distributors to end-users so that the commission expense is matched with related recognition of revenues. Marketing costs include promotional costs, publication/graphics costs, public relations and trade shows.

     Sales and marketing expenses decreased $3.3 million for the year ended December 31, 2002 compared to 2001. The decrease in spending is primarily due to decreased personnel expenses as a result of the reductions in force that occurred in fiscal year 2001 and the second quarter of 2002. As a percentage of revenues, we expect sales and marketing costs to remain the same in 2003.

     Sales and marketing expenses decreased $3.4 million for the year ended December 31, 2001 compared to 2000. The decrease in spending reflects the reduction of sales and marketing personnel as a result of lower revenues and the reduction in force in 2001.

     Sales and marketing headcount decreased from 75 to 34 from December 31, 2000 to December 31, 2001 and to 29 at December 31, 2002.

  GENERAL AND ADMINISTRATIVE

                                                             2002     2001      2000
                                                            ------   -------   ------
General and administrative................................  $5,453   $14,023   $8,058
Percentage of revenues....................................    11.2%     34.2%     8.3%
% change from prior period................................   (61.1)%    74.0%    47.6%

     General and administrative expenses include costs associated with our general management and finance functions as well as professional service charges, such as legal, tax and accounting fees. Other general expenses include rent, insurance, utilities, travel and other operating expenses to the extent not otherwise allocated to other functions.

     General and administrative expenses decreased $8.6 million for the year ended December 31, 2002 compared to 2001. The decrease was primarily due to decreased legal costs associated with the patent infringement litigation against Smart Link, ESS Technology and Dr. Brent Townshend which were settled in May 2001, February 2002 and March 2002, respectively, offset by an increase in headcount from 31 in 2001 to 35 in 2002. As a percentage of revenues, we expect general and administrative costs to remain relatively the same in 2003. However, should any new litigation arise in 2003, our legal costs and general and administrative expenses could significantly increase.

     General and administrative expenses increased $6.0 million for the year ended December 31, 2001 compared to 2000. The increase was primarily due to the increased legal costs associated with the patent infringement litigation against Smart Link, ESS and Townshend and offset by the reduction in headcount to 31 from 47.

  ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

                                                              2002   2001    2000
                                                              ----   ----   ------
Acquired in-process research and development................  $102    $--   $1,600
Percentage of revenues......................................   0.0%   --      1.7%

     Upon completion of the Voyager acquisition on February 24, 2000, we immediately expensed $1.6 million representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The $1.6 million expensed as in-process research and development was approximately 9% of the purchase price. During 2002, we expensed in process technology of $0.1 million in connection with our acquisition of cyberPIXIE.

  AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

                                                              2002    2001     2000
                                                              ----   ------   ------
Amortization of goodwill and intangible assets..............  $88    $3,068   $2,638
Percentage of revenues......................................  0.2%      7.5%     2.7%

     Amortization of goodwill and intangible assets decreased from $3.1 million for the year ended December 31, 2001 to $88,000 for the year ended December 31, 2002. In prior years, we purchased assets or businesses that resulted in the creation of goodwill and other intangible assets. In the second half of 2001, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we evaluated the recoverability of our long-lived assets, including intangibles acquired from CSD, Voyager and BlueCom, and recorded impairment charges totaling $16.8 million. As a result of the impairment charges, the carrying value of the related goodwill was reduced to approximately $0.4 million. Additionally, effective January 1, 2002, we have adopted the provisions of SFAS No. 142, "Goodwill and Other Intangibles," under which goodwill is no longer being amortized but rather tested for impairment at least annually.

     In May 2002, we acquired the assets of cyberPIXIE for a total of $1.6 million in cash. The Company followed the guidance of SFAS 141 for this acquisition. The purchase price of $1.6 million was allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as determined by an independent valuation firm. We attributed $0.1 million to in-process research and development and $0.9 million to developed technology. We expensed in-process research and development and amortize the developed technology. The $0.9 million excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill.

     On December 14, 2000, we completed the acquisition of BlueCom. The acquisition was accounted for under the purchase method of accounting. The difference of $1.1 million by which the purchase price exceeded tangible and identifiable intangible assets was allocated to goodwill.

     On February 24, 2000, we completed the acquisition of Voyager. The acquisition was structured as a tax-free reorganization and was accounted for under the purchase method of accounting. We attributed $1.6 million of the purchase price to in-process research and development, which we expensed immediately, $0.5 million to intellectual property and $0.3 million to workforce, both of which are being amortized. The difference by which the purchase price exceeded the fair value of the tangible and identifiable intangible assets acquired was $16.2 million and was allocated goodwill. Goodwill was being amortized in 2001 and 2000, prior to our adoption of SFAS 142.

  IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

                                                              2002    2001     2000
                                                              ----   -------   ----
Impairment of goodwill and intangible assets................  $--    $16,775   $--
Percentage of revenues......................................   --       40.9%   --

     In the second half of 2001, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we evaluated the recoverability of the long-lived assets, including intangibles acquired from CSD, Voyager and BlueCom, and recorded impairment charges totaling $16.8 million. Due to the economic downturn, we determined that CSD's estimated future undiscounted cash flows were below the carrying value of CSD's long-lived assets. Accordingly, during the third quarter of 2001, we adjusted the carrying value of CSD's long-lived assets, primarily goodwill, to their estimated fair value of approximately $0.4 million, resulting in an impairment charge of approximately $4.5 million. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved. We determined the goodwill and intangible assets acquired from Voyager, as a result of the recent corporate restructuring and reorganization, that there are no future cash flows expected from this business. Accordingly, during the third quarter of 2001, we wrote off the carrying value of Voyager's long-lived assets, primarily goodwill, resulting in an impairment charge of approximately $11.1 million. In regards to the goodwill and intangible assets acquired from BlueCom, as a result of the corporate restructuring and reorganization, we determined that there are no future cash flows expected from this business. Accordingly, during the fourth quarter of 2001, we wrote off the carrying value of BlueCom's long-lived assets, resulting in an impairment charge of approximately $1.2 million.

  RESTRUCTURING CHARGES

                                                              2002    2001    2000
                                                              ----   ------   ----
Restructuring charges.......................................  $850   $3,787    $--
Percentage of revenues......................................   1.7%     9.2%   --

     During 2001, we announced a series of actions to streamline support for our voiceband business and sharpen our focus on emerging growth sectors. These measures were part of two restructuring program and included a reduction in worldwide headcount of 64 employees. The restructuring resulted in $3.8 million of charges for the year ended December 31, 2001, consisting of severance and employment related costs of $2.5 million and costs related to closure of excess facilities of $1.3 million.

     In June 2002, we further reduced worldwide headcount by 20 employees (consisting of 13 research and development employees, 5 sales and marketing employees and 2 general and administrative employees). In September 2002, we announced our intention to move our corporate headquarters to Chicago, Illinois. As a result of the move, 5 general and administrative employees were replaced, resulting in additional severance and employment related costs. Additionally, in the fourth quarter of 2002, we further reduced our headcount by 7 research and development employees. The relocation and restructuring resulted in additional charges of $928,000 consisting of severance, employment related costs and costs related to closure of excess facilities. Net restructuring charges for year ended December 31, 2002 was $850,000.

  AMORTIZATION OF DEFERRED STOCK COMPENSATION

                                                              2002     2001     2000
                                                             ------   ------   ------
Amortization of deferred stock compensation................  $  687   $1,081   $1,308
Percentage of revenues.....................................     1.4%     2.6%     1.3%
% change from prior period.................................   (36.4)%  (17.4)%   65.6%

     In connection with the grant of restricted stock to employees' in 2002 and 2001 we recorded deferred stock compensation of $3.7 million and $1.8 million, respectively, representing the fair value of our common stock on the date the restricted stock was granted. There was no grant of restricted stock to employees in 2000. Such amounts are presented as a reduction of stockholders' equity and are amortized ratably over the vesting period of the applicable shares.

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

     The amortization of deferred stock compensation decreased $394,000 for the year ended December 31, 2002 compared to 2001 primarily due to the termination of employees in 2002, offset by additional expenses related to the restricted stock grants in 2001 and 2002. We expect the amortization of deferred stock compensation to be approximately $300,000 per quarter through 2003 and decreasing thereafter, based on restricted stock grants and stock option grants through December 31, 2002. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. If we grant additional restricted stock, the amortization of deferred compensation will increase.

     The amortization of deferred stock compensation decreased $227,000 for the year ended December 31, 2001 compared to the year ended 2000 primarily due to the termination of employees in 2001 and the corresponding reversal of the remaining deferred stock compensation balance. This decrease was offset by the additional expense related to the restricted stock grants in 2001.

     In 2003 and in future years, amortization of deferred stock compensation that will be recorded assuming no terminations would be as follows:

  AMORTIZATION OF DEFERRED STOCK COMPENSATION

                                                                DECEMBER 31,
                                                         ---------------------------
                                                         2006   2005   2004    2003
                                                         ----   ----   ----   ------
Amortization of deferred stock compensation............  $568   $597   $682   $1,069

  OTHER INCOME, NET

                                                              2002     2001     2000
                                                             ------   ------   ------
Other income, net..........................................  $3,254   $6,154   $7,288
Percentage of revenues.....................................     6.7%    15.0%     7.5%

     Other income, net, consists of interest income, net of interest expense of $131,000 in 2000. Interest income is expected to fluctuate over time. Interest income decreased $2.9 million for year ended December 31, 2002 compared to 2001 primarily due to lower average cash balances and the decrease in interest rates in 2002.

     Other income, net, decreased $1.1 million for the year ended December 31, 2001 compared to 2000 primarily due to the decrease in interest rates in 2001 and lower average cash balances in 2001.

  PROVISION FOR INCOME TAXES

                                                              2002    2001     2000
                                                              ----   ------   ------
Provision for income taxes..................................  $435   $5,311   $2,366
Effective tax rate..........................................     7%     (10)%     28%

     The realization of deferred tax assets is dependent on future profitability. During the third quarter of 2001, we recorded $5.3 million of provision for income taxes to establish valuation allowances against deferred tax assets in accordance with the provisions of FASB No. 109, "Accounting for Income Taxes" as a result of uncertainties regarding realizability.

     Our effective tax rate was below the statutory tax rate of 35% during 2002 primarily due to the recognition of benefits relating to various tax deductible accruals, reserves and net operating losses previously unrecognized as well as tax credit for research and development activities in the amounts of $2,368K and $560K, respectively. The negative tax rate for the year ended December 31, 2001 is primarily attributable to the establishment of a valuation allowance against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

                                                         2002       2001       2000
                                                       --------   --------   --------
Net cash provided by (used in) operating
  activities.........................................  $ (8,645)  $  4,343   $ (5,215)
Net cash provided by (used in) investing
  activities.........................................    26,164      5,626    (47,236)
Net cash provided by financing activities............    (2,961)     3,027     33,143
Cash, cash equivalents and short-term investments at
  the end of year....................................   111,391    125,628    118,380
Working capital at the end of year...................   106,618    104,521    130,911

     The net cash used in operating activities of $8.6 million for the year ended December 31, 2002 was primarily attributable to a decrease in accrued royalties of $8.7 million primarily attributable to the $14.3 million settlement payment in relation to the litigation with Dr. Brent Townshend in March 2002, a decrease in accrued liabilities of $4.3 million attributable to adverse inventory commitments and lower legal expenses, an increase in accounts receivable of $2.2 million attributable to high levels of shipments toward the end of 2002, compared with 2001, an increase in prepaid expenses and other assets of $2.7 million attributable to the settlement with Dr. Townshend which included prepaid of future royalty obligations and an increase in accounts payable of $3.4 million, attributable to increase inventory needs due to higher level of shipments, partially offset by net income of $6.2 million, depreciation and amortization of $2 million a tax benefit from stock options exercised of $1 million and a decrease of inventories of $1.9 million, attributable to improved management of inventory levels.

     The net cash provided by operating activities of $4.3 million for the year ended December 31, 2001 was primarily attributable to a decrease in accounts receivable of $22.7 million attributable to improved collection management, an add-back for the non-cash impairment of goodwill and intangible assets of $16.8 million, depreciation and amortization of $6.7 million, a decrease of inventories of $10.4 million attributable to reduced revenue levels a decrease in deferred tax assets of $5.2 million and increase of taxes payable of $2.2 million, amortization of stock based compensation of $1 million, and tax benefits from stock option exercises of $1.5 million, partially offset by net losses of $58.2 million, a decrease in accounts payable of $4.2 million attributable to the timing of payments to vendors.

     The net cash used in operating activities of $5.2 million for the year ended December 31, 2000 was primarily attributable to an increase in accounts receivable of $20.6 million caused by a large increase in revenue and an increase in inventories of $8.9 million attributable to inventory requirements to meet the higher revenue levels.

     Net cash provided by investing activities for the year ended December 31, 2002 consists primarily of proceeds from the sales and maturities of short-term investments of $78.2 million, net of purchases of short-term investments of $49.9 million, purchases of cyberPIXIE of $1.6 million and purchases of property and equipment of $0.6 million. Net cash provided by financing activities for the year ended December 31, 2002 consists of proceeds from the issuance of common stock associated with stock option exercises and from share purchases through the employee stock purchase plan, offset by shares repurchased by the Company.

     In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. During the three months ended December 31, 2002, we repurchased 775,800 shares of our outstanding common stock for approximately $5.3 million. The Company completed the stock repurchase in February 2003. The repurchased shares are retired immediately after the repurchases.

     In February 2003, PCTEL extended its stock repurchase program and announced its intention to repurchase up to one million additional shares on the open market from time to time. The Company's repurchase activities will be at management's discretion based on market conditions and the price of the Company's common stock. As of March 2003, we repurchased 261,200 shares of our common stock for approximately $1.9 million.

     As of December 31, 2002, we had $111.7 million in cash, cash equivalents and short-term investments and working capital of $106.6 million. Accounts receivable, as measured in days sales outstanding, was 30 days at December 31, 2002 compared to 34 days in December 31, 2001. The decrease in days sales outstanding from December 31, 2001 to 2002 was primarily due to the continued cash collection efforts throughout 2002.

     The decrease in net cash provided by operating activities for the year ended December 31, 2001 compared to 2000 was primarily due to the decrease in accounts receivable and inventories. Net cash provided by investing activities for the year ended December 31, 2001 consisted of maturities and sales of short-term investments of $82.1 million, offset by purchases of property and equipment of $702,000 and purchases of short-term investments of $75.8 million. Net cash provided by financing activities for the year ended December 31, 2001 consisted of proceeds from issuance of common stock from stock option exercises and shares issued through the employee stock purchase plan.

     We believe that our existing sources of liquidity, consisting of cash, short-term investments and cash from operations, will be sufficient to meet our working capital needs for the foreseeable future. We will continue to evaluate opportunities for development of new products and potential acquisitions of technologies or businesses that could complement our business. We may use available cash or other sources of funding for such purposes. However, possible investments in or acquisitions of complementary businesses, products or technologies, or cash settlements resulting from new litigation, may require us to use our existing working capital or to seek additional financing. In addition, if the current economic downturn prolongs, we will need to continue to expend our cash reserves to fund our operations. As of December 31, 2002, we have non-cancelable operating leases for office facilities of $3.1 million through 2007, unpaid restructuring (termination compensation) of $106,000 through the first half of 2003 and no outstanding firm inventory purchase contract commitments with our major suppliers.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following summarizes our contractual obligations under operating leases for office facilities through 2007 and operating leases for equipment through 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. Our aggregate future minimum rental payments under these leases at December 31, 2002, are as follows (in thousands):

2003........................................................  $  958
2004........................................................     671
2005........................................................     600
2006........................................................     611
2007........................................................     427
                                                              ------
Future minimum lease payments...............................  $3,267
                                                              ======

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Exit or Disposal Activities"'. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 on January 1, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently assessing the impact of FIN 46 on our consolidated financial statements.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Generally the provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company anticipates that it will continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

                         RISKS RELATED TO OUR BUSINESS

CONTINUING DECREASES IN THE AVERAGE SELLING PRICES OF OUR PRODUCTS COULD RESULT IN DECREASED REVENUES.

     Product sales in the connectivity industry have been characterized by continuing erosion of average selling prices. Price erosion experienced by any company can cause revenues and gross margins to decline. We believe that the average selling price of our products is likely to continue to decline in the future due principally to competitive pressure. This pricing pressure will likely reduce our gross margins, adversely affect our operating results and may result in the decrease in the price of our stock.

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

     Since the fourth quarter of 2000, our customers, primarily our PC motherboard and distribution manufacturers, have been impacted by significantly lower PC demand. As a result, our revenues and earnings in fiscal year 2001 and 2002 were negatively affected. Because we expect PC demand to continue to be weak for the foreseeable term, we expect our revenues and earnings to remain at the same level in 2003 as a result of the adverse economic environment.

     Adverse economic conditions worldwide have contributed to a technology industry slowdown, particularly a rapid deterioration in the demand for PCs, and have impacted our business, resulting in:

     - reduced demand for most of our products,

     - increased price competition for our products,

     - increased risk of excess and obsolete inventories,

     - excess facilities and manufacturing capacity, and

     - higher overhead costs, as a percentage of revenues.

     Recent political and social turmoil in many parts of the world, including actual incidents and potential future acts of terrorism and the current war in Iraq, may continue to put pressure on global economic conditions. These political, social and economic conditions and uncertainties make it extremely difficult for PCTEL and for our customers to accurately forecast and plan future business activities and for us to forecast customer demand for our products. We must forecast and place purchase orders for specialized semiconductor chips several months before we receive purchase orders for our products from our own customers. This forecasting and order lead time requirement limits our ability to react to fluctuations in demand for our products. These fluctuations can be unexpected and may cause us to have excess inventory or a shortage of a particular product. This reduced predictability challenges our ability to operate profitably and to increase revenues. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and it is difficult for us to effectively manage outsourced relationships. If the current economic or market conditions continue or further deteriorate, there could be additional material adverse impact on our financial position, revenues, results of operations and cash flow.

     During the second half of 2001, due to the changing market conditions, recent economic downturn and technological innovation, a provision for inventory losses of $10.9 million was charged against operations. Given the volatility of the market, the age of the inventories on hand and the expected introduction of new products later in 2002, we wrote down inventories to net realizable value based on forecasted demand and firm purchase order commitments from our major suppliers in 2001. Actual demand may differ from forecasted demand and such difference may have a material effect on our financial position and result of operations. For the year ended December 31, 2002, we did not record any additional inventory write-downs. We sold part of the written down inventories and recovered $7.2 million of the former write-downs for the year ended December 31, 2002. As of December 31, 2002, the cumulative write-down for excess inventory on hand was $2.1 million.

OUR SALES ARE CONCENTRATED AMONG A LIMITED NUMBER OF CUSTOMERS AND THE LOSS OF ONE OR MORE OF THESE CUSTOMERS COULD CAUSE OUR REVENUES TO DECREASE.

     Our sales are concentrated among a limited number of customers. If we were to lose one or more of these customers, or if one or more of these customers were to delay or reduce purchases of our products, our sales revenues may decrease. For the year ended December 31, 2002, approximately 80% of our revenues were generated by four of our customers, representing 25%, 23%, 23% and 9% of revenues, respectively. All of these customers may in the future decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, because, among other reasons:

     - we do not currently have any long-term purchase arrangements or contracts with these or any of our other customers,

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

     Our sales to customers located in Asia accounted for 86% of our total revenues for the year ended December 31, 2002. The predominance of our sales is in Asia, mostly in Taiwan and China, because our customers are primarily motherboard or modem manufacturers that are located there. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards, the main printed circuit board containing the central processing unit of a computer system, that they purchase from board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Due to the industry-wide concentration of modem manufacturers in Asia, we believe that a high percentage of our future sales will continue to be concentrated with Asian customers. As a result, our future operating results could be uniquely affected by a variety of factors outside of our control, including:

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

     The connectivity device and wireless markets are intensely competitive. We may not be able to compete successfully against current or potential competitors. Our current competitors include Agere Systems, Broadcom, Conexant, ESS Technology and Smart Link. We expect competition to increase in the future as current competitors enhance their product offerings, new suppliers enter the connectivity device and wireless markets, new communication technologies are introduced and as additional networks are deployed. In addition, our client software competes with software developed internally by Network Interface Card
(NIC) vendors, service providers for local 802.11 networks, and with software developed by large systems integrators. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors affecting wireless markets include the following:

     - maintaining effective data throughput and coverage area, interference immunity and network security and scalability,

     - keeping product costs low while, at the same time, increasing roaming capability, decreasing power consumption and the size of products and improving product reliability, ease of use, brand recognition and product features and applications,

     - integration with existing technology,

     - maintaining industry standards and obtaining product certifications as wireless networks continue to become more sophisticated,

     - decreasing product time to market,

     - complying with changes to government regulations with respect to each country served and related to the use of radio spectrum, and

     - obtaining favorable OEM relationships, marketing alliances, effective distribution channels.

     We could, in the future, be at a disadvantage to competitors in both the wireless and broadband markets that have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines, particularly 3Com, Alcatel, Analog Devices, GlobespanVirata, Intersil and Proxim. Additionally, numerous companies have announced their intention to develop competing products in the connectivity products market, including several companies offering low-price WLAN products. Competitors in the market for products and technology that enable roaming between and among 802.11 wireless and cellular networks include Aptilo, Boingo, BVRP, Cisco, Colubris, Funk, GRIC, IBM, iPass, ipUnplugged, Microsoft, NetnearU, Nokia, Nomadix, Pronto Networks, Sierra Wireless and Starfish. We could also face future competition from companies that offer alternative communications solutions, or from large computer companies, PC peripheral companies and other large networking equipment companies. Furthermore, we could face competition from certain of our customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies. We can offer no assurance that we will be able to compete successfully against these competitors or that the competitive pressures we face will not adversely affect our business or operating results.

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

     Our success in the wireless market is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, our revenue may decline. Wireless access solutions are unproven in the marketplace and some of the wireless technologies have only been commercially introduced in the last few years. We only began offering wireless products in the second quarter of fiscal 2002. If wireless access technology turns out to be unsuitable for widespread commercial deployment, we may not be able to generate enough sales to achieve and grow our business. We have listed below some of the factors that we believe are key to the success or failure of wireless access technology:

     - reliability and security of wireless access technology and the perception by end-users of its reliability and security,

     - capacity to handle growing demands for faster transmission of increasing amounts of data, voice and video,

     - the availability of sufficient frequencies for network service providers to deploy products at commercially reasonable rates,

     - cost-effectiveness and performance compared to wire line or other high speed access solutions, whose prices and performance continue to improve,

     - suitability for a sufficient number of geographic regions, and

     - availability of sufficient site locations for wireless access.

     The factors listed above influence our customers' purchase decisions when selecting wireless versus other high speed access technology. For example, because of the frequency with which individuals using cellular phones experience fading or a loss of signal, customers often have the perception that all wireless technologies will have the same reliability constraints even though the wireless technology underlying wireless access products does not have the same problems as cellular phones. In some geographic areas, because of adverse weather conditions that affect wireless transmissions, but not wire line technologies, wireless products are not as successful as wire line technology. In addition, future legislation, legal decisions and regulation relating to the wireless telecommunications industry may slow or delay the deployment of wireless networks.

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

     We expect wireless access technologies to face increasing competitive pressures from both current and future alternative technologies. In light of these factors, many service providers may be reluctant to invest heavily in wireless access solutions, including WLANs. If service providers do not continue to establish WLAN "hot spots," we may not be able to generate sales for our WLAN products and our revenue may decline.

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

OUR GROSS MARGINS MAY VARY BASED ON THE MIX OF SALES OF OUR PRODUCTS AND LICENSES OF OUR INTELLECTUAL PROPERTY, AND THESE VARIATIONS MAY CAUSE OUR NET INCOME TO DECLINE.

     We derive a significant portion of our sales from our software-based connectivity products. We expect gross margins on newly introduced products generally to be higher than our existing products. However, due in part to the competitive pricing pressures that affect our products and in part to increasing component and manufacturing costs, we expect gross margins from both existing and future products to decrease over time. In addition, licensing revenues from our intellectual property historically have provided higher margins than our product sales. Changes in the mix of products sold and the percentage of our sales in any quarter attributable to products as compared to licensing revenues could cause our quarterly results to vary and could result in a decrease in gross margins and net income.

WE MAY NEVER ACHIEVE THE ANTICIPATED BENEFITS FROM OUR ACQUISITION OF DYNAMIC TELECOMMUNICATIONS, INC.

     We acquired Dynamic Telecommunications, Inc. in March 2003 as part of our continuing efforts to expand our wireless business and product offerings. We may experience difficulties in achieving the anticipated benefits of our acquisition of Dynamic Telecommunications. Dynamic Telecommunication's business utilizes software-defined radio technology to optimize and plan wireless networks. This acquisition represents a significant expansion of and new direction for our wireless business. Potential risks with this acquisition include:

     - possible impairment of relationships with employees and customers as a result of the acquisition of Dynamic Telecommunications;

     - successfully developing and marketing security-related applications for the software-defined radio technology of Dynamic Telecommunications;

     - inability to retain key employees of Dynamic Telecommunications;

     - diversion of management's attention from other business concerns;

     - impairment of assets related to resulting goodwill, and reductions in our future operating results from amortization of intangible assets; and

     - difficulties in assimilation of acquired personnel, operations, technologies or products.

Furthermore, under the asset purchase agreement, PCTEL has an obligation to pay additional consideration to Dynamic Telecommunications if the business of Dynamic Telecommunications meets specified revenue targets. Any such earn-out payments may be paid, at our option, in cash or a combination of cash and our common stock. If the earn-out payments are paid in common stock, this would dilute our existing stockholders.

WE MAY EXPERIENCE INTEGRATION OR OTHER PROBLEMS WITH POTENTIAL ACQUISITIONS, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS OR RESULTS OF OPERATIONS. NEW ACQUISITIONS COULD DILUTE THE INTERESTS OF EXISTING STOCKHOLDERS, AND THE ANNOUNCEMENT OF NEW ACQUISITIONS COULD RESULT IN A DECLINE IN THE PRICE OF OUR COMMON STOCK.

     We may in the future make acquisitions of, or large investments in, businesses that offer products, services, and technologies that we believe would complement our products or services, including wireless products and technology. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. Even if we were to announce an acquisition, we may not be able to complete it. Additionally, any future acquisition or substantial investment would present numerous risks, including:

     - difficulty in integrating the technology, operations or work force of the acquired business with our existing business,

     - disruption of our on-going business,

     - difficulty in realizing the potential financial or strategic benefits of the transaction,

     - difficulty in maintaining uniform standards, controls, procedures and policies,

     - possible impairment of relationships with employees and customers as a result of integration of new businesses and management personnel, and

     - impairment of assets related to resulting goodwill, and reductions in our future operating results from amortization of intangible assets.

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

     We are currently expanding our sales in international markets, particularly in Asia. To the extent that our revenues in Asia or other parts of the world increase in future periods, we expect our period-to-period revenues to reflect seasonal buying patterns in these markets.

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

WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY RIGHTS, WHICH OFFER ONLY LIMITED PROTECTION AGAINST COMPANIES WHO MAY INFRINGE UPON OUR INTELLECTUAL PROPERTY. UNAUTHORIZED USE OF OUR TECHNOLOGY MAY RESULT IN DEVELOPMENT OF PRODUCTS THAT COMPETE WITH OUR PRODUCTS, WHICH COULD CAUSE OUR MARKET SHARE AND OUR REVENUES TO BE REDUCED.

     Our success is heavily dependent upon our proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting our proprietary rights may not be adequate. We have over 80 patents granted or pending addressing both essential International Telecommunications Union and non-essential technologies. Pending patents may never be issued. These patents, both issued and pending, may not provide sufficiently broad protection against third party infringement lawsuits or they may not prove enforceable in actions against alleged infringers.

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

     In recent years, there has been significant litigation in the United States involving intellectual property rights, including rights of companies in our industry. We have from time to time in the past received correspondence from third parties alleging that we infringe the third party's intellectual property rights. We expect these claims to increase as our intellectual property portfolio becomes larger. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their merits or success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. Any potential intellectual property litigation against us could also force us to do one or more of the following:

     - cease selling, incorporating or using products or services that incorporate the infringed intellectual property,

     - obtain from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all, or

     - redesign those products or services that incorporate the disputed intellectual property, which could result in substantial unanticipated development expenses.

     - the recent patent lawsuit with 3Com.

     If we are subject to a successful claim of infringement and we fail to develop non-infringing intellectual property or license the infringed intellectual property on acceptable terms and on a timely basis, our revenues could decline or our expenses could increase.

     We may in the future initiate claims or litigation against third parties for infringement of our intellectual property rights or to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors. These claims could also result in significant expense and the diversion of technical and management personnel's attention.

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

     Our past performance has been and our future performance is substantially dependent on the performance of our current executive officers and certain key engineering, sales, marketing, financial, technical and customer support personnel. If we lose the services of our executives or key employees, replacements could be difficult to recruit and, as a result, we may not be able to grow our business.

     Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of December 31, 2002, we employed a total of 47 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets will be impaired.

WE MAY HAVE TO CONTINUE TO REDUCE OUR HEADCOUNT, WHICH MAY HINDER OUR ABILITY TO DEVELOP AND GROW OUR BUSINESS, WHICH MAY ULTIMATELY AFFECT OUR ABILITY TO BE PROFITABLE.

     In 2001, we reduced our workforce by 90 employees. In 2002, we further reduced our workforce by 27 employees. If economic conditions and the PC market do not improve, or if we decide to pursue new business structures or focus on different sectors, we may need to reduce our workforce further. This may result in, as it has in the past, additional charges and costs relating to severance and employment costs, as well as the closure of excess facilities. If such an action is taken, it may temporarily inhibit our ability to develop new products, our profitability and our ability to attract and retain other employees.

WE HAVE PUT IN PLACE COST REDUCTION PROGRAMS TO REDUCE OUR EXPENSES FOR THE HOST SIGNAL PROCESSING BUSINESSES. WE MAY HAVE TO CONTINUE TO REDUCE OUR EXPENSES IN THIS BUSINESS, WHICH MAY HINDER OUR ABILITY TO BECOME PROFITABLE.

     As part of the cost reduction programs put in place on the HSP business in 2001 and 2002, we reduced our workforce by 90 employees in 2001 and an additional 27 employees in 2002. If economic conditions and the PC market do not improve, we may need to continue to reduce expenses relating to the host signal processing business. This may result in, as it has in the past, additional charges and costs relating to severance and employment costs, as well as the closure of excess facilities. If such an action is taken, it may temporarily inhibit our ability to become profitable.

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

UNDETECTED SOFTWARE ERRORS OR FAILURES FOUND IN NEW PRODUCTS MAY RESULT IN A LOSS OF CUSTOMERS OR A DELAY IN MARKET ACCEPTANCE OF OUR PRODUCTS.

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

     We currently have subsidiaries in Japan, France, Taiwan and Yugoslavia as well as branch offices in Taiwan and Korea. The complexities resulting from by operating in several different tax jurisdictions inevitably leads to an increased exposure to worldwide tax challenges

OUR CALIFORNIA FACILITIES AND THE FACILITIES OF SOME OF THE INDEPENDENT COMPANIES UPON WHICH WE RELY TO MANUFACTURE, ASSEMBLE AND TEST OUR PRODUCTS ARE LOCATED IN REGIONS THAT ARE SUBJECT TO EARTHQUAKES AND OTHER NATURAL DISASTERS.

     Our California facilities are located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, it could significantly disrupt our operations in that region. In addition, some of the independent companies upon which we rely to manufacture substantially all of our products are located outside of the United States in places that have experienced significant earthquakes in the past and could be subject to additional earthquakes. Any earthquake or other natural disaster in regions where the companies that manufacture, assemble and test our products are located could materially disrupt production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of our products.

                         RISKS RELATED TO OUR INDUSTRY

IF THE MARKET FOR PRODUCTS USING OUR HOST SIGNAL PROCESSING TECHNOLOGY DOES NOT GROW AS WE PLAN, OR IF OUR PRODUCTS ARE NOT ACCEPTED IN THESE MARKETS, OUR REVENUES MAY BE ADVERSELY AFFECTED.

     Our success depends on market demand and growth patterns for products using our host signal processing, or HSP, technology in soft analog modems. Market success for our products depends primarily on cost and performance benefits relative to competing solutions. Although we have shipped a significant number of soft modems since we began commercial sales of these products, the current level of demand for soft modems may not continue or increase. Further, our success in the soft modem market is dependent on developing, selling and supporting next generation products and applications. If these new products are not accepted in the markets as they are introduced, our revenues and profitability will be negatively affected.

IF THE WIRELESS MARKET DOES NOT GROW AS WE ANTICIPATE, OR IF OUR WIRELESS PRODUCTS ARE NOT ACCEPTED IN THESE MARKETS, OUR REVENUES MAY BE ADVERSELY AFFECTED.

     Our future success depends on market demand and growth patterns for products using wireless technology. Our wireless products may not be successful as a result of the following reasons:

     - intense competition in the wireless market,

     - our relative inexperience in developing, marketing, selling and supporting these products, and

     - inability of these products to complement our legacy business.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks. We manage the sensitivity of our results of operations to credit risks and interest rate risk by maintaining a conservative investment portfolio which is comprised solely of highly-rated, short-term investments. We have investments in both fixed rate and floating rate interest earning instruments. Fixed rate securities may have their fair market value adversely impacted based on the duration of such investments if interest rates rise, while floating rate securities and the reinvestment of funds from matured fixed rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better, and money market funds. We have accumulated a $263,000 unrealized holding gain as of December 31, 2002. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating all transactions in U.S. dollars. Our exposure to foreign exchange rate fluctuations arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the years ended December 31, 2002 and 2001 was $35,000 and $0, respectively.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  PCTEL, INC.

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   37
Report of Independent Public Accountants....................   38
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   39
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................   40
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2002, 2001 and 2000..............   41
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................   42
Notes to the Consolidated Financial Statements..............   43
Schedule II Valuation and Qualifying Accounts...............   71

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of PCTEL, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PCTEL, Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion. The financial statements of PCTEL, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 22, 2002. (except with respect to the matters discussed in Note 11, as to which the date was March 27, 2002)

     As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 10, 2003, except as to note 16, which is as of March 21, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE DISCLOSURES IN NOTES 11 REFERRED TO IN THE ARTHUR ANDERSEN REPORT BELOW ARE INCLUDED IN NOTE 12 IN THE FISCAL 2002 CONSOLIDATED FINANCIAL STATEMENTS.

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

ARTHUR ANDERSEN LLP

San Jose, California
January 22, 2002
(except with respect to the matters
discussed in Note 11, as to which
the date is March 27, 2002)

                                  PCTEL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 52,986       $ 38,393
  Restricted cash...........................................         347              0
  Short-term investments....................................      58,405         87,235
  Accounts receivable, net of allowance for doubtful
     accounts of $368 and $787, respectively................       5,379          2,849
  Inventories, net..........................................       1,115          2,870
  Prepaid expenses and other assets.........................       5,144          5,055
  Deferred tax asset........................................          --            400
                                                                --------       --------
          Total current assets..............................     123,376        136,802
PROPERTY AND EQUIPMENT, net.................................       1,532          2,769
GOODWILL, net...............................................       1,255            384
OTHER INTANGIBLE ASSETS, net................................         365              0
OTHER ASSETS................................................       2,898            228
                                                                --------       --------
TOTAL ASSETS................................................    $129,426       $140,183
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $  1,498       $  4,944
  Accrued royalties.........................................       3,658         12,343
  Income taxes payable......................................       6,289          5,573
  Accrued compensation and benefits.........................       2,077            983
  Accrued inventory purchase commitments....................          --          2,325
  Accrued customer rebates..................................       1,724          2,051
  Accrued restructuring.....................................         338          1,426
  Other accrued liabilities.................................       1,174          2,636
                                                                --------       --------
          Total current liabilities.........................      16,758         32,281
  Long-term accrued liabilities.............................         115            141
                                                                --------       --------
          Total liabilities.................................      16,873         32,422
                                                                --------       --------
COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)
STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 50,000,000 shares
     authorized, 19,927,616 and 19,665,486 shares issued and
     outstanding at December 31, 2002 and 2001,
     respectively...........................................          20             20
  Additional paid-in capital................................     152,272        150,319
  Deferred stock compensation...............................      (3,958)        (1,158)
  Retained earnings (deficit)...............................     (36,079)       (42,232)
  Accumulated other comprehensive income....................         298            812
                                                                --------       --------
          Total stockholders' equity........................     112,553        107,761
                                                                --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $129,426       $140,183
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2002       2001      2000
                                                              --------   --------   -------
REVENUES -- PRODUCT.........................................  $ 43,652   $ 39,626   $92,933
REVENUES -- ROYALTY AND LICENSING...........................     5,127      1,345     4,250
                                                              --------   --------   -------
TOTAL REVENUES..............................................    48,779     40,971    97,183
                                                              --------   --------   -------
COST OF REVENUES -- PRODUCT.................................    27,841     27,899    53,940
INVENTORY LOSSES (RECOVERY).................................    (7,221)    10,920        --
                                                              --------   --------   -------
GROSS PROFIT................................................    28,159      2,152    43,243
                                                              --------   --------   -------
OPERATING EXPENSES:
  Research and development..................................     9,977     11,554    14,130
  Sales and marketing.......................................     7,668     10,926    14,293
  General and administrative................................     5,453     14,023     8,058
  Acquired in-process research and development..............       102         --     1,600
  Amortization of goodwill and intangible assets............        88      3,068     2,638
  Impairment of goodwill and intangible assets..............        --     16,775        --
  Restructuring charges.....................................       850      3,787        --
  Amortization of deferred stock compensation...............       687      1,081     1,308
                                                              --------   --------   -------
     Total operating expenses...............................    24,825     61,214    42,027
                                                              --------   --------   -------
INCOME (LOSS) FROM OPERATIONS...............................     3,334    (59,062)    1,216
                                                              --------   --------   -------
OTHER INCOME, NET:
  Interest expense..........................................        --         --      (131)
  Interest income...........................................     3,254      6,154     7,419
                                                              --------   --------   -------
     Total other income, net................................     3,254      6,154     7,288
                                                              --------   --------   -------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.............     6,588    (52,908)    8,504
PROVISION FOR INCOME TAXES..................................       435      5,311     2,366
                                                              --------   --------   -------
NET INCOME (LOSS)...........................................  $  6,153   $(58,219)  $ 6,138
                                                              ========   ========   =======
Basic earnings (loss) per share before extraordinary loss...  $   0.31   $  (3.02)  $  0.34
Shares used in computing basic earnings (loss) per share....    19,806     19,275    18,011
Diluted earnings (loss) per share before extraordinary
  loss......................................................  $   0.31   $  (3.02)  $  0.30
Shares used in computing diluted earnings (loss) per
  share.....................................................    20,004     19,275    20,514

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                     ACCUMULATED
                                           COMMON STOCK     ADDITIONAL     DEFERRED     RETAINED        OTHER           TOTAL
                                          ---------------    PAID-IN        STOCK       EARNINGS    COMPREHENSIVE   STOCKHOLDERS'
                                          SHARES   AMOUNT    CAPITAL     COMPENSATION   (DEFICIT)   INCOME (LOSS)      EQUITY
                                          ------   ------   ----------   ------------   ---------   -------------   -------------
BALANCE, DECEMBER 31, 1999..............  16,560     17        99,334       (4,856)        9,849          (66)         104,278
  Reversal of deferred stock
    compensation for terminated
    employees...........................      --     --          (654)         654            --           --               --
  Amortization of deferred stock
    compensation........................      --     --            --        1,308            --           --            1,308
  Issuance of common stock on exercise
    of stock options....................   1,193      1         4,614           --            --           --            4,615
  Rescission of stock option exercise...     (30)    --           (14)          --            --           --              (14)
  Issuance of common stock from purchase
    of ESPP shares......................      37     --           834           --            --           --              834
  Issuance of common stock from
    secondary offering..................     650      1        28,713           --            --           --           28,714
  Issuance of common stock from warrant
    exercises...........................     159     --             8           --            --           --                8
  Issuance of common stock to acquire
    businesses..........................     249     --        14,640           --            --           --           14,640
  Costs incurred related to initial
    public offering.....................      --     --          (337)          --            --           --             (337)
  Costs incurred related to secondary
    offering............................      --     --          (677)          --            --           --             (677)
  Net income............................      --     --            --           --         6,138           --            6,138
  Unrealized gain on available-for-sale
    securities..........................      --     --            --           --            --          340              340
                                          ------    ---      --------      -------      --------        -----         --------
BALANCE, DECEMBER 31, 2000..............  18,818     19       146,461       (2,894)       15,987          274          159,847
  Reversal of deferred stock
    compensation for terminated
    employees...........................      --     --        (1,572)       1,572            --           --               --
  Extended vesting for ex-officers......      --     --            12           --            --           --               12
  Amortization of deferred stock
    compensation........................      --     --            --        1,081            --           --            1,081
  Issuance of common stock on exercise
    of stock options....................     620      1         2,208           --            --           --            2,209
  Issuance of restricted common stock...     235     --         1,776       (1,776)           --           --               --
  Issuance of common stock from purchase
    of ESPP shares......................     107     --           818           --            --           --              818
  Cancellation of restricted common
    stock...............................    (115)    --          (859)         859            --           --               --
  Tax benefit from stock option
    exercises...........................      --     --         1,475           --            --           --            1,475
  Net loss..............................      --     --            --           --       (58,219)          --          (58,219)
  Unrealized gain on available-for-sale
    securities..........................      --     --            --           --            --          538              538
                                          ------    ---      --------      -------      --------        -----         --------
BALANCE, DECEMBER 31, 2001..............  19,665     20       150,319       (1,158)      (42,232)         812          107,761
  Reversal of deferred stock
    compensation for terminated
    employees...........................      --     --           (92)          92            --           --               --
  Extended vesting for ex-officers......      --     --            11          (11)           --           --               --
  Amortization of deferred stock
    compensation........................      --     --            --          687            --           --              687
  Issuance of common stock on exercise
    of stock options....................     423     --         2,202           --            --           --            2,202
  Issuance of restricted common stock...     547      1         3,688       (3,689)           --           --               --
  Issuance of common stock from purchase
    of ESPP shares......................      87     --           489           --            --           --              489
  Cancellation of restricted common
    stock...............................     (19)    --          (121)         121            --           --               --
  Tax benefit from stock options
    exercises...........................      --     --         1,057           --            --           --            1,057
  Common stock buyback..................    (775)    (1)       (5,281)          --            --           --           (5,282)
  Net loss..............................      --     --            --           --         6,153           --            6,153
  Change in cumulative translation
    adjustment..........................      --     --            --           --            --           35               35
  Unrealized loss on available-for-sale
    securities..........................      --     --            --           --            --         (549)            (549)
                                          ------    ---      --------      -------      --------        -----         --------
BALANCE, DECEMBER 31, 2002..............  19,928    $20      $152,272      $(3,958)     $(36,079)       $ 298         $112,553
                                          ======    ===      ========      =======      ========        =====         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002       2001       2000
                                                              --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  6,153   $(58,219)  $   6,138
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Acquired in-process research and development............        --         --       1,600
    Depreciation and amortization...........................     2,069      6,731       6,441
    Impairment of goodwill and intangible assets............        --     16,775          --
    Loss on disposal/sale of property and equipment.........       243        574          --
    Provision for (recovery of) allowance for doubtful
     accounts...............................................      (357)    (1,574)      3,677
    Write-down for (recovery of) excess and obsolete
     inventories............................................      (184)       452         918
    Decrease in deferred tax asset..........................       400      5,255         165
    Amortization of deferred stock compensation.............       676      1,081       1,308
    Stock compensation expense..............................        11         12          --
    Tax benefit from stock option exercises.................     1,057      1,475          --
  Changes in operating assets and liabilities, net of
    acquisitions:
    (Increase) decrease in accounts receivable..............    (2,173)    22,745     (20,627)
    (Increase) decrease in inventories......................     1,938     10,426      (8,924)
    Increase in prepaid expenses and other assets...........    (2,709)      (704)     (1,872)
    Increase (decrease) in accounts payable.................    (3,446)    (4,197)      1,952
    Increase (decrease) in accrued royalties................    (8,685)       687       3,788
    Increase in income taxes payable........................       717      2,156         127
    Increase (decrease) in other accrued liabilities........    (4,329)       527          94
    Increase (decrease) in long-term accrued liabilities....       (26)       141          --
                                                              --------   --------   ---------
      Net cash provided by (used in) operating activities...    (8,645)     4,343      (5,215)
                                                              --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment...........      (582)      (702)     (3,044)
  Proceeds from disposal of property and equipment..........        71         74          --
  Purchase of available-for-sale investments................   (49,924)   (75,808)   (109,611)
  Proceeds from sales and maturities of available-for-sale
    investments.............................................    78,205     82,094      70,553
  Purchase of businesses, net of cash acquired..............    (1,606)       (32)     (5,134)
                                                              --------   --------   ---------
      Net cash provided by (used in) investing activities...    26,164      5,626     (47,236)
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of notes payable.......................       (24)        --          --
  Proceeds from issuance of common stock....................     2,692      3,027      34,157
  Payments for repurchase of common stock...................    (5,282)        --          --
  Increase in restricted cash...............................      (347)
  Costs incurred related to initial public offering.........        --         --        (337)
  Costs incurred related to secondary public offering.......        --         --        (677)
                                                              --------   --------   ---------
      Net cash provided (used in) by financing activities...    (2,961)     3,027      33,143
                                                              --------   --------   ---------
Net increase (decrease) in cash and cash equivalents........    14,558     12,996     (19,308)
Cumulative translation adjustment...........................        35         --          --
Cash and cash equivalents, beginning of year................    38,393     25,397      44,705
                                                              --------   --------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 52,986   $ 38,393   $  25,397
                                                              ========   ========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest....................................  $     --   $     --   $      --
  Cash paid for income taxes................................  $    110   $    297   $   2,047
  Increases (decreases) to deferred stock compensation,
    net.....................................................  $  3,487   $    655   $    (654)
  Acquisition of businesses for stock.......................  $     --   $     --   $  14,640
  Issuance of restricted common stock, net of
    cancellations...........................................  $  3,568   $    917   $      --

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED: DECEMBER 31, 2002

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS

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

     Our strategy is to broaden product offerings that enable cost-effective access in both wired and wireless environments. In May 2002, we acquired the assets of cyberPIXIE, a wireless access provider. The acquisition of cyberPIXIE is consistent with our strategy and permits us to participate in a new emerging market. As a result of the acquisition, we obtained products and technology that will enable roaming between and among 802.11 wireless and cellular networks.

     Our wireless product portfolio consists of both PC client and network infrastructure products branded as our Segue(TM) product line. Our wireless client product is a PC based software solution that facilitates roaming and connection to wireless networks. These networks may be public wireless local area network ("WLAN") hotspots, and cellular data networks (wireless wide area networks), as well as private enterprise and home WLANs. Our client products are offered as custom branded offerings associated with a particular carrier and typically includes carrier specific'service finder' location databases. Our client product offers a superior end user experience while simultaneously reducing the costs associated with typical end user support problems that our product addresses.

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

     We are subject to certain risks including the impact of the continued economic slowdown, concentration of sales among a limited number of customers, continuing decreases in the average selling prices of our products, concentration of sales in Asia, the Company's ability to develop and successfully introduce new and enhanced products such as wireless products, the outcome of potential litigation involving intellectual property, competition from larger, more established companies and dependence on key suppliers.

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

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

  BASIS OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

     We use the United States dollar as the functional currency for our financial statements, including the financial statements of our subsidiaries in foreign countries, with the exception of our Japanese subsidiary for which the functional currency is the Japanese Yen. Assets and liabilities of our Japanese operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation gains (losses) of our Japanese subsidiary are recorded in accumulated other comprehensive income as a component of stockholders' equity. All gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. At December 31, 2002 the cumulative translation adjustment was $35,000. As of December 31, 2002, we had subsidiaries in Japan, France, Taiwan and Yugoslavia. These consolidated financial statements include the accounts of PCTEL and our subsidiaries after eliminating intercompany accounts and transactions.

  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     We divide our financial instruments into three different classifications.

          Cash equivalents:    Are money market and debt instruments that mature
                               within 90 days after we originally purchase them.

          Restricted cash:     Is a certificate of deposit that supports a
                               stand-by letter of credit in connection with facilities lease obligations and is restricted for use by the Company.

          Short-term
investments:                   Are marketable debt instruments that generally
                               mature between three months and two years from the date we purchase them. All of our short-term investments are classified as current assets and available-for-sale.

                               As of December 31, 2002, short-term investments consisted of high-grade corporate securities with maturity dates of approximately five months to two years.

                               These investments are recorded at current fair market value and any unrealized holding gains and losses (based on the difference between market price and book value) are reflected as other comprehensive income/loss in the stockholders' equity section of the balance sheet. We have accumulated a $263,000 unrealized holding gain as of December 31, 2002. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income (expense) and have not been significant to date. Interest and dividends of all securities are included in interest income.

     The carrying amounts reported for cash equivalents and short-term investments are considered to approximate fair values based upon the short maturities of these financial statements.

  CONCENTRATIONS OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES

     Financial instruments that potentially subject us to credit risk consist primarily of short-term investments and trade receivables.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

     To mitigate credit risk related to short-term investments, we maintain our portfolio of cash equivalents and short-term investments with reputable financial institutions and in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.

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

     We perform ongoing evaluations of our customers' credit limits financial condition and generally require no collateral. As of December 31, 2002, three customers accounted for approximately 33%, 30% and 21% of gross accounts receivable, respectively. As of December 31, 2001, two customers accounted for approximately 48% and 22% of gross accounts receivable.

     For the years ended December 31, 2002, 2001 and 2000, we purchased integrated circuits from a limited number of vendors. If these vendors are unable to provide integrated circuits in a timely manner and we are unable to find alternative vendors, our business, operating results and financial condition could be materially adversely affected.

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

 INVENTORIES

     Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of December 31, 2002 and 2001 were composed of finished goods only. We regularly monitor inventory quantities on hand. Based on our current estimated requirements, it was determined that there was excess inventory and those excess amounts were fully reserved as of December 31, 2002 and 2001. Due to competitive pressures and technological innovation, it is possible that these estimates could increase in the near term.

     For the year ended December 31, 2002, we did not record any additional inventory write-downs. We sold part of the written down inventories and recovered $7.2 million of the former write-downs for the year ended December 31, 2002. As of December 31, 2002, the allowance for inventory losses was $2.1 million.

  PREPAID AND OTHER ASSETS

     Prepaid and other assets are stated at cost and are amortized over their useful lives (up to one year) of the assets.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

     Prepaid and other assets consists of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Prepaid expenses............................................  $2,453   $1,015
Interest income receivable..................................     966    1,414
Income tax receivable.......................................   1,725    2,083
Other receivables...........................................       0      543
                                                              ------   ------
          Prepaid and other assets..........................  $5,144   $5,055
                                                              ======   ======

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized over the corresponding lease term.

     Property and equipment consists of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Computer and office equipment...............................  $5,724   $5,528
Furniture and fixtures......................................     271      333
Leasehold improvements......................................     100      341
                                                              ------   ------
          Total property and equipment......................   6,095    6,202
Less: Accumulated depreciation and amortization.............  (4,563)  (3,433)
                                                              ------   ------
          Property and equipment, net.......................  $1,532   $2,769
                                                              ======   ======

  SOFTWARE DEVELOPMENT COSTS

     We account for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Our products include a software component. To date, we have expensed all software development costs because these costs were incurred prior to the products reaching technological feasibility.

 REVENUE RECOGNITION

     Revenues consist primarily of sales of products to original equipment manufacturers ("OEMs") and distributors. Revenues from sales to customers are recognized upon shipment when title and risk of loss passes to the customers, when the price is fixed or determinable and when there is evidence of an arrangement, unless we have future obligations or have to obtain customer acceptance, in which case revenue is deferred until such obligations have been satisfied or customer acceptance has been achieved. We provide for estimated sales returns and customer rebates related to sales to OEMs at the time of shipment. Customer rebates are recorded against revenues. Once the gross amount has been collected, the accrued customer rebate is then reclassified to accrued liabilities. As of December 31, 2002 and 2001, we have an allowance for customer rebates recorded against accounts receivable of $95,000 and $200,000, respectively, and accrued customer rebates of $1.7 million and $2.1 million, respectively, presented as current accrued liabilities on the balance sheet. Accrued customer rebates will be paid to the customers, upon request, in the future unless they are forfeited by the customer.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

     Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to end-users. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 60 days after shipment.

     Royalty revenue is recognized when confirmation of royalties due to us is received from licensees or for non-refundable minimal royalty agreements, over the period that the Company provides support to the customer and where we offer extended payment terms, as payments are received. Furthermore, revenues from technology licenses are recognized after delivery has occurred, the amount is fixed or determinable and collection is reasonably assured. To the extent there are extended payment terms on these contracts, revenue is recognized as the payments become due and the cancellation privilege lapses. To date, we have not offered post-contract customer support.

     In instances where the Company provides non-recurring engineering services to customers, the Company recognizes revenue as the services are completed, using the percentage of completion basis of accounting in accordance with Statement of Position 81-1, "Accounting for Performance and Construction Type Contracts."

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

 STOCK-BASED COMPENSATION

     We use the intrinsic value method of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and its interpretations in accounting for our employee stock options Pro forma information regarding net income (loss) and net income (loss) per share as if we recorded compensation expense based on the fair value of stock-based awards have been presented in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" and are as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share data):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2002      2001       2000
                                                         ------   --------   --------
Net (loss) income -- as reported.......................  $6,153   $(58,219)  $  6,138
Add: Stock-based employee compensation expense included
  in reported net income...............................     687      1,081      1,308
Deduct: Stock-based employee compensation expense
  determined under fair value based method for all
  awards...............................................   2,966      7,509     17,600
Net (loss) income -- as adjusted.......................  $3,874   $(64,647)  $(10,154)
Net (loss) income per share -- basic as reported.......  $ 0.31   $  (3.02)  $   0.34
Net (loss) income per share -- basic as adjusted.......  $ 0.19   $  (3.35)  $  (0.56)
Net (loss) income per share -- diluted as reported.....  $ 0.31   $  (3.02)  $   0.30
Net (loss) income per share -- diluted as adjusted.....  $ 0.19   $  (3.35)  $  (0.56)

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

                                           STOCK OPTIONS             ESPP
                                         ------------------   ------------------
                                         2002   2001   2000   2002   2001   2000
                                         ----   ----   ----   ----   ----   ----
Dividend yield.........................  None   None   None   None   None   None
Expected volatility....................    55%    75%    75%    55%    75%    75%
Risk-free interest rate................   2.4%   3.9%   5.0%   1.2%   1.8%   5.7%
Expected life (in years)...............  2.75   3.25   3.25    0.5    0.5    0.5

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate the existing models may not necessarily provide a reliable single measure of the fair value of our employee stock options. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $3.78 for 2002, $4.11 for 2001 and $16.96 for 2000. Restricted stock awards are recorded at the fair market value of the stock on the date of grant and is expensed over the vesting period.

 EARNINGS PER SHARE

     We compute earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, less shares subject to repurchase. Diluted earnings per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options and warrants using the treasury stock method. Common stock options and warrants are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants excluded from the calculations of diluted net loss per share were 200,000 for both the years ended December 31, 2002 and 2001.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000, respectively (in thousands, except per share data):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2002       2001      2000
                                                         -------   --------   -------
Net income (loss)......................................  $ 6,153   $(58,219)  $ 6,138
                                                         =======   ========   =======
Basic earnings (loss) per share:
  Weighted average common shares outstanding...........   19,947     19,298    18,011
  Less: Weighted average shares subject to
     repurchase........................................     (141)       (23)      (--)
                                                         -------   --------   -------
  Weighted average common shares outstanding...........   19,806     19,275    18,011
                                                         -------   --------   -------
Basic earnings (loss) per share........................  $  0.31   $  (3.02)  $  0.34
                                                         =======   ========   =======
Diluted earnings (loss) per share:
  Weighted average common shares outstanding...........   19,806     19,275    18,011
  Weighted average shares subject to repurchase........      141         --        --
  Weighted average common stock option grants and
     outstanding warrants..............................       57         --     2,503
  Weighted average common shares and common stock
     equivalents outstanding...........................   20,004     19,275    20,514
                                                         -------   --------   -------
Diluted earnings (loss) per share......................  $  0.31   $  (3.02)  $  0.30
                                                         =======   ========   =======

 GOODWILL AND OTHER INTANGIBLE ASSETS DISCLOSURE

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 supersedes Accounting Principles Board Opinion ("APB") No. 17 and addresses the financial accounting and reporting standards for goodwill and intangible assets subsequent to their initial recognition. SFAS No. 142 requires that goodwill no longer be amortized. It also requires that goodwill and other intangible assets be tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. We adopted SFAS No. 142 on January 1, 2002 at which time we ceased amortization of goodwill. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets that are recognized in an entity's balance sheet at the beginning of that fiscal year.

     If amortization expenses related to goodwill that is no longer amortized had been excluded from operating expenses for the years ended December 31, 2001 and 2000, diluted earnings per share would have increased by $0.22 and $0.23, respectively.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

     The changes in the carrying amount of goodwill as of December 31, 2002 and 2001 were as follows:

                                                               ACCUMULATED
                                                    GOODWILL   AMORTIZATION   GOODWILL, NET
                                                    --------   ------------   -------------
                                                                (IN THOUSANDS)
Balance at December 31, 2000......................  $ 27,212     $(6,836)       $ 20,376
  Goodwill from prior acquisitions................       235          --             235
  Goodwill amortization...........................        --      (4,297)         (4,297)
  Goodwill impairment.............................   (27,015)     11,085         (15,930)
                                                    --------     -------        --------
Balance at December 31, 2001......................       432         (48)            384
  Goodwill from acquisition.......................       871          --             871
                                                    --------     -------        --------
Balance at December 31, 2002......................  $  1,303     $   (48)       $  1,255
                                                    ========     =======        ========

     The following table reflects the adjusted net income and net income per share as if SFAS No. 142 had been effective as of January 1, 2000:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
Net income (loss):
  Reported net income (loss)................................  $(58,219)  $ 6,138
  Goodwill amortization (see note below)....................     4,297     4,800
                                                              --------   -------
  Adjusted net income (loss)................................  $(53,922)  $10,938
                                                              ========   =======
Basic income (loss) per share:
  Reported net income (loss)................................  $  (3.02)  $  0.34
  Goodwill amortization.....................................      0.22      0.27
                                                              --------   -------
  Adjusted net income (loss)................................  $  (2.80)  $  0.61
                                                              ========   =======
Diluted income (loss) per share:
  Reported net income (loss)................................  $  (3.02)  $  0.30
  Goodwill amortization.....................................      0.22      0.23
                                                              --------   -------
  Adjusted net income (loss)................................  $  (2.80)  $  0.53
                                                              ========   =======

     For the years ended December 31, 2001 and 2000, goodwill amortization of $4.3 million and $4.8 million, respectively, included $1.7 million and $2.2 million of goodwill amortization classified as cost of revenues in the Consolidated Statements of Operations.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

  COMPREHENSIVE INCOME

     The following table provides the calculation of other comprehensive income for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2002      2001      2000
                                                           ------   --------   ------
Net income (loss)........................................  $6,153   $(58,219)  $6,138
Other comprehensive income:
  Cumulative translation adjustment......................      35         --       --
  Unrealized gains (loss) on available-for-sale
     securities..........................................    (549)       538      340
                                                           ------   --------   ------
Comprehensive income (loss)..............................  $5,639   $(57,681)  $6,478
                                                           ======   ========   ======

 RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 on January 1, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

first interim or annual period beginning after June 15, 2003. We are currently assessing the impact of FIN 46 on our consolidated financial statements.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Generally the provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company anticipates that it will continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

2.  SHORT-TERM INVESTMENTS

     We invest in high quality, short-term investments, which we classify as available-for-sale. There were no significant differences between amortized cost and estimated fair value of these short-term investments at December 31, 2002 and 2001. The following table presents the estimated fair value breakdown of investment securities by major security type (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
U.S. Government obligations.................................  $30,738   $ 6,899
Corporate bonds.............................................   27,667    80,336
                                                              -------   -------
  Total short-term investments..............................  $58,405   $87,235
                                                              =======   =======

     As of December 31, 2002, $26.1 million of the short-term investments have maturity dates of less than one year and $32.3 million have maturity dates of one to five years. All of our short-term investments are classified as current assets because they are marketable and we have the option to sell them at any time.

3.  ACQUISITIONS

 CyberPIXIE, Inc.

     In May 2002, we acquired the assets of Chicago-based cyberPIXIE for a total of $1.6 million in cash, including acquisition costs of $224,000. The acquisition was accounted for under the purchase method of accounting and the results of operations of cyberPIXIE were included in our financial statements from May 22, 2002, the date of acquisition. The purchase price of $1.6 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as determined by an independent valuation firm. We attributed $183,000 to net assets acquired, $102,000 to in-process research and development and $452,000 to developed technology. The $863,000 excess of the purchase price over the fair value of the net tangible and identifiable intangible assets was allocated to

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

goodwill. We expensed in-process research and development and amortize the developed technology over its useful life of three years.

     The pro forma data has not been disclosed because the amounts are not material.

 BlueCom Technology Corp.

     In December 2000, we acquired BlueCom, a Taiwanese Company specializing in the innovation, development and marketing of MMX Signal Processing (MSP) technology for a total consideration of $2.0 million; 11,245 shares of our common stock and $1,557,770 of cash. The acquisition was accounted for under the purchase method of accounting. The purchase price of BlueCom was allocated based upon the estimated fair value of the assets acquired and liabilities assumed, which approximated book value of $170,000. The purchase consideration exceeded the net tangible assets acquired by $2.0 million which was attributed to goodwill ($1,124,000) and other intangible assets, a covenant not to compete ($656,000). Goodwill and other intangible assets were amortized over useful lives of two to five years prior to the impairment recorded in the fourth quarter of 2001. We have included the results of BlueCom from the date of acquisition in the consolidated statements of operations.

 Voyager Technologies, Inc.

     In February 2000, we acquired Voyager, a provider of personal connectivity and Internet access technology, for 237,272 shares of our common stock and $2,065,331 of cash in exchange for all shares of Voyager common stock. In addition, 645,157 vested and unvested options to purchase shares of Voyager common stock were converted into 49,056 options to purchase our common stock at the exchange ratio of 0.07604. The acquisition was accounted for under the purchase method of accounting.

     The following table summarizes the components of the total purchase price and the allocation (in thousands).

Fair value of 237,272 shares of our common stock............  $11,814
Fair value of options for 49,056 shares of our common
  stock.....................................................    2,504
Cash........................................................    2,065
Settlement of outstanding claim.............................    1,500
Acquisition costs...........................................      687
                                                              -------
  Total purchase price......................................   18,570
Net assets acquired.........................................      762
In-process research and development.........................    1,600
Intellectual property.......................................      500
Assembled workforce.........................................      300
                                                              -------
Goodwill....................................................  $15,408
                                                              =======

     Purchased in-process research and development was expensed immediately. We were amortizing goodwill over its useful life of five years prior to the impairment recorded in the third quarter of 2001. We have included the results of Voyager from the date of acquisition in the consolidated statements of operations.

     In addition to the 237,272 shares of our common stock issued to the shareholders of Voyager, 30,415 additional shares of common stock were held in an escrow account pending resolution of an outstanding claim. These shares had been treated as contingent consideration and were not initially recognized as purchase price due to the uncertainty of how the claim would be resolved. In May 2000, the outstanding

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

claim was settled for $1.5 million which was recognized as additional purchase price in the quarter ended June 30, 2000.

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

     The unaudited pro forma financial information for the year ended December 31, 2000 is presented below (in thousands except per share information) as if Voyager and BlueCom had been acquired on January 1. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results that may occur in the future. Pro forma net income excludes the write-off of acquired in-process research and development of $1.6 million.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
Revenues....................................................    $97,785
Net income..................................................    $ 7,668
Diluted net income per share................................    $  0.37

4.  INVENTORY LOSSES AND RECOVERY

     Due to the changing market conditions, economic downturn and estimated future requirements, inventory write downs of $10.9 million were recorded in the second half of 2001. Of the $10.9 million, $2.3 million related to firm purchase order commitments with our major suppliers and the remaining $8.6 million related to excess inventory on hand or disposed. For the year ended December 31, 2002, we did not record any additional inventory write-downs having sold part of the written down inventories and recovered $7.2 million of the former write-downs for the year ended December 31, 2002. As of December 31, 2002, the cumulative write down for excess inventory on hand was $2.1 million. As of December 31, 2002 and 2001, the cumulative write down for obsolete inventory on hand was $0 and $1.4 million, respectively.

5.  IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

     Due to the economic downturn, we evaluated the recoverability of the long-lived assets, including intangibles, acquired from CSD, Voyager and BlueCom. In the second half of 2001, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and recorded impairment charges totaling $16.8 million. We estimated the expected future cash flow of the business and determined that CSD's estimated future undiscounted cash flows were less than the carrying value of CSD's long-lived assets. Accordingly, during the third quarter of 2001, we adjusted the carrying value of CSD's long-lived assets, primarily goodwill, to their estimated fair value of approximately $0.4 million, resulting in an impairment charge of approximately $4.5 million. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

     In regards to the goodwill and intangible assets acquired from Voyager and BlueCom, as a result a recent corporate restructuring and reorganization during 2001, we determined that there were no future cash flows expected from these businesses. Accordingly, during the third quarter of 2001, we wrote off the carrying value of Voyager's and BlueCom's long-lived assets, primarily goodwill, resulting in charges of approximately $11.1 million and $1.2 million, respectively.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

6.  RESTRUCTURING CHARGES

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

     As of December 31, 2002, approximately $2.4 million of termination compensation and related benefits had been paid to terminated employees. As of December 31, 2002, approximately $1.2 million of lease payments and related costs had been paid to the landlord for the excess facilities. The remaining accrual balance of $141,000 will be paid monthly through February 2003.

  2002 Restructuring

     In the quarter ended June 30, 2002, we further eliminated 20 positions (consisting of 13 research and development, 5 sales and marketing and 2 general and administrative positions). In September 2002, we announced our intention to relocate our headquarters and finance functions to Chicago, Illinois. As a result of the move, 5 general and administrative positions were replaced in December 2002 and we further eliminated 7 research and development positions. In the aggregate, 27 positions were eliminated during the year ended December 31, 2002. The restructuring resulted in $928,000 of charges for the year ended December 31, 2002, consisting of severance and employment related costs of $688,000 and costs related to closure of excess facilities as a result of the reduction in force of $240,000.

     As of December 31, 2002, approximately $582,000 of termination compensation and related benefits had been paid to terminated employees. The remaining accrual balance of $106,000 will be paid on various dates extending through February 2003. As of December 31, 2002, approximately $119,000 of lease payments and related costs had been paid to the landlord for the excess facilities. The remaining accrual balance of $121,000 will be paid monthly through May 2004.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

     The combined effect of the two restructurings is:

                                          ACCRUAL                                   ACCRUAL
                                         BALANCE AT                                BALANCE AT
                                        DECEMBER 31,   RESTRUCTURING              DECEMBER 31,
                                            2001          CHARGES      PAYMENTS       2002
                                        ------------   -------------   --------   ------------
Severance and employment related
  costs...............................     $  579          $610         $1,083        $106
Costs for closure of excess
  facilities..........................        988           240            966         262
                                           ------          ----         ------        ----
                                           $1,567          $850         $2,049        $368
                                           ======          ====         ======        ====
Amount included in long-term
  liabilities.........................                                                $ 30
                                                                                      ====
Amount included in short-term
  liabilities.........................                                                $338
                                                                                      ====

7.  INCOME TAXES

     We utilize the liability method of accounting for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Under this method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

     The domestic and foreign components of our income (loss) before provision for income taxes and extraordinary loss were as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002       2001      2000
                                                          -------   --------   ------
Domestic................................................  $(7,603)  $(12,508)  $1,320
Foreign.................................................   14,191    (40,400)   7,184
                                                          -------   --------   ------
                                                          $ 6,588   $(52,908)  $8,504
                                                          =======   ========   ======

     Our provision for income taxes consisted of the following (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002     2001      2000
                                                              ------   -------   -------
Current:
  Federal...................................................  $(168)   $   --    $2,125
  State.....................................................     23        --       291
  Foreign...................................................    180        56        29
                                                              -----    ------    ------
                                                                 35        56     2,445
                                                              -----    ------    ------
Deferred (Benefit):
  Federal...................................................    400     4,527       (69)
  State.....................................................     --       728       (10)
                                                              -----    ------    ------
                                                                400     5,255       (79)
                                                              -----    ------    ------
                                                              $ 435    $5,311    $2,366
                                                              =====    ======    ======

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

     A reconciliation of the provision for income taxes at the Federal statutory rate compared to our effective tax rate is as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2002      2001      2000
                                                           ------   --------   ------
Provision (benefit) at Federal statutory rate (35%)......  $2,306   $(18,518)  $2,976
State income tax, net of Federal benefit.................      23         --      492
R&D credit...............................................    (560)        --     (661)
Goodwill amortization/impairment.........................      --      4,152       --
Deferred tax asset valuation.............................  (2,368)     5,011       --
Foreign income/(loss) taxed at different rates...........     651     16,313       29
Other....................................................     383     (1,647)    (470)
                                                           ------   --------   ------
                                                           $  435   $  5,311   $2,366
                                                           ======   ========   ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our net deferred tax asset consists of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               2002     2001
                                                              ------   -------
Accrued royalties...........................................  $1,480   $   992
Inventory reserve...........................................     869        62
Net operating loss carryforwards............................       8     1,517
Research and development credit carryforwards...............   1,258     1,400
Other cumulative temporary differences......................   2,072     1,647
Deferred amortization of purchased assets...................   2,431     2,593
                                                              ------   -------
                                                               8,118     8,211
Valuation allowance.........................................  (8,118)   (7,811)
                                                              ------   -------
  Net deferred tax asset....................................  $   --   $   400
                                                              ======   =======

     At December 31, 2002, we have federal and California research and development credit carryforwards of approximately $0.5 million and $1.1 million, respectively. These credits begin to expire in 2020 for federal purposes and can be carried forward indefinitely for California purposes.

     As of December 31, 2002, we had a full valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a periodic basis the recoverability of deferred tax assets and the need for a valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

8.  PREFERRED STOCK

     We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series, each with a par value of $0.001 per share. As of December 31, 2002 and 2001, no shares of preferred stock were outstanding.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

9.  COMMON STOCK

  SECONDARY PUBLIC OFFERINGS

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

  COMMON STOCK RESERVED FOR FUTURE ISSUANCE

     As of December 31, 2002, we had reserved shares of common stock for future issuance as follows:

1995, 1997 and 2001 Stock Option Plans......................   5,899,347
1998 Director Option Plan...................................     200,000
Employee Stock Purchase Plan................................   1,600,513
                                                               ---------
Total shares reserved.......................................   7,699,860
                                                               =========

  STOCK OPTION PLANS

  1995 Plan, 1997 Plan, and 2001 Plan

     In March 1995, the Board of Directors adopted and approved the 1995 Stock Option Plan ("1995 Plan"). Under the 1995 Plan, the Board may grant to employees, directors and consultants options to purchase our common stock at terms and prices determined by the Board. No further options will be granted under the 1995 Plan. However, all outstanding options under the 1995 Plan remain in effect. The 1995 Plan will terminate in 2005. As of December 31, 2002, of the total 3,200,000 shares authorized under the 1995 Plan, 156,032 shares remain available for issuance.

     In November 1996, the Board of Director adopted and approved the 1997 Stock Option Plan ("1997 Plan"). Under the 1997 Plan, the Board may grant to employees, directors and consultants options to purchase our common stock and/or stock purchase rights at terms and prices determined by the Board. In August 1999, the Board of Directors and our stockholders approved an amendment and restatement of the 1997 Plan that increased the number of authorized shares of our common stock we may issue under the 1997 Plan to 5,500,000. We will further increase annually the number of shares we are authorized to issue under the 1997 Plan by an amount equal to the lesser of (i) 700,000 shares, (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. The exercise price of incentive stock options granted under the 1997 Plan may not be less than the fair market value of the common stock on the grant date. Nonqualified stock options granted under the 1997 Plan must be at a price equal to at least 85% of the fair market value of our common stock at the date of grant. Options granted under the 1997 Plan may be exercised at any time within ten years of the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The 1997 Plan will terminate in 2007. As of December 31, 2002, of the total 7,562,413 shares authorized under the 1997 Plan, 964,204 shares remain available for issuance.

     In August 2001, the Board of Directors adopted and approved the 2001 Nonstatutory Stock Option Plan ("2001 Plan"). Under the 2001 Plan, the Board may grant to employees and consultants options to purchase our common stock at terms and prices determined by the Board. The 2001 Plan does not apply to directors and officers. Options granted under the 2001 Plan may be exercised at any time within ten years from the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

related stock option agreement. The 2001 Plan will terminate in 2011. As of December 31, 2002, of the total 750,000 shares authorized under the 2001 Plan, 473,178 remain available for issuance.

     The following table summarizes stock option activity under the 1995 Plan, 1997 Plan and 2001 Plan as of December 31, 2002:

                                                                     OPTIONS OUTSTANDING
                                                                -----------------------------
                                                                             WEIGHTED AVERAGE
                                            OPTIONS AVAILABLE     SHARES      EXERCISE PRICE
                                            -----------------   ----------   ----------------
Balance, December 31, 1999................      1,496,245        4,445,522        $ 7.74
  Authorized..............................        662,413               --
  Granted.................................     (2,494,196)       2,494,196        $32.70
  Exercised...............................             --       (1,163,365)       $ 3.94
  Cancelled...............................        771,257         (771,257)       $21.66
                                               ----------       ----------        ------
Balance, December 31, 2000................        435,719        5,005,096        $18.92
  Authorized..............................      1,450,000               --
  Granted.................................     (2,746,690)       2,746,690        $ 7.71
  Exercised...............................             --         (855,387)       $ 2.58
  Cancelled...............................      1,949,304       (1,949,304)       $20.87
  Repurchased.............................        115,000               --            --
                                               ----------       ----------        ------
Balance, December 31, 2001................      1,203,333        4,947,095        $14.76
  Authorized..............................        700,000               --
  Granted.................................     (2,346,200)       2,346,200        $ 6.04
  Exercised...............................             --         (970,081)       $ 2.27
  Cancelled...............................      2,017,281       (2,017,281)       $17.64
  Repurchased.............................         19,000               --            --
                                               ----------       ----------        ------
Balance, December 31, 2002................      1,593,414        4,305,933        $11.46
                                               ==========       ==========

     In 2001, in connection with the hiring and appointment of two executive officers of the Company, we granted an aggregate amount of 300,000 options at $8.00 per share outside of any stock option plan, pursuant to individual stock option agreements. As of December 31, 2002, all of the 300,000 options are outstanding.

 1998 Director Option Plan ("Directors Plan")

     Our Directors Plan became effective following our IPO in October 1999. We have reserved a total of 200,000 shares of common stock that we can issue under our Directors Plan. Under our 1998 Directors Plan, any new non-employee director elected to the Board of Directors automatically receives a grant of 15,000 shares of common stock. The 15,000 share options will vest one-third as of each anniversary of its date of grant until the option is fully vested, provided that the optionee continues to serve as a director on such dates. After the initial 15,000 share options are granted to the non-employee director, he or she shall automatically be granted an option to purchase 7,500 shares each year on January 1, if on such date he or she shall have served on the Board of Directors for at least six months. The 7,500 share options shall vest completely on the first year anniversary of their date of grant, provided that the optionee continues to serve as a director on such dates. The exercise price of all options shall be 100% of the fair market value per share of the common stock, generally determined with reference to the closing price of the common stock as reported on the NASDAQ National Market on the date of grant. All of the options granted under our 1998 Directors Plan have a term of

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

10 years. As of December 31, 2002, of the total 200,000 shares authorized for issuance, we have remaining 87,500 shares that we can grant under the Directors Plan. For the year ended December 31, 2000, we granted 22,500 options at a weighted average exercise price of $59.00 under the Directors Plan and all 22,500 options were outstanding as of December 31, 2000. For the year ended December 31, 2001, there were grants of 52,500 options at a weighted average exercise price of $8.46 and cancellations of 15,000 options at a weighted average exercise price of $33.92 under the Directors Plan. As of December 31, 2001, 60,000 options were outstanding at a weighted average exercise price of $21.05. For the year ended December 31, 2002, there were grants of 75,000 options at a weighted average exercise price of $8.43 and cancellations of 22,500 options at a weighted average exercise price of $25.95 under the Directors Plan. As of December 31, 2002, 112,500 options were outstanding at a weighted average exercise price of $11.66.

     The following table summarizes information about stock options outstanding under the 1995 Plan, 1997 Plan, 2001 Plan, Directors Plan and Executive Options at December 31, 2002:

                                              OPTIONS OUTSTANDING
                                         -----------------------------         OPTIONS EXERCISABLE
                                          WEIGHTED-                       ------------------------------
                           NUMBER          AVERAGE                           NUMBER
                       OUTSTANDING AT     REMAINING       WEIGHTED-       EXERCISABLE       WEIGHTED-
RANGE OF                DECEMBER 31,     CONTRACTUAL       AVERAGE        DECEMBER 31,       AVERAGE
EXERCISE PRICES             2002            LIFE        EXERCISE PRICE        2002        EXERCISE PRICE
---------------        --------------    -----------    --------------    ------------    --------------
$0.48 -- $7.17             635,542          8.76            $ 6.70           230,279          $ 6.53
$7.20 -- $7.80             475,287          8.77            $ 7.47           109,668          $ 7.52
$7.95 -- $7.95             965,892          9.20            $ 7.95           182,156          $ 7.95
$7.97 -- $8.00             640,611          8.76            $ 7.98           264,411          $ 7.98
$8.07 -- $10.03            821,091          8.14            $ 9.37           327,472          $ 9.43
$10.25 -- $16.00           641,701          6.61            $11.18           596,513          $11.06
$17.00 -- $59.00           538,309          7.39            $32.69           370,417          $33.25
                         ---------                                         ---------
                         4,718,433          8.30            $11.25         2,080,916          $13.40
                         =========                                         =========

     As of December 31, 2001, there were 2,043,124 options exercisable at a weighted average exercise price of $16.21 and as of December 31, 2000, there were 1,549,717, options exercisable at a weighted average exercise price of $7.03. Each option has a contractual life of ten years.

 Employee Stock Purchase Plan ("Purchase Plan")

     In May 1998, we reserved a total of 800,000 shares of common stock for future issuance under our Purchase Plan, plus annual increases equal to the lesser of (i) 350,000 shares (ii) 2% of the outstanding shares on such date or
(iii) a lesser amount determined by the Board of Directors. Our Purchase Plan will enable eligible employees to purchase common stock at the lower of 85% of the fair market value of our common stock on the first or last day of each offering period. Each offering period is six months except for the first offering period which began on October 19, 1999 following the initial public offering and ended on February 14, 2000. The Purchase Plan will terminate in 2008. As of December 31, 2002, the number of authorized shares available for issuance under the Purchase Plan was 1,831,207 and we have remaining 1,600,513 shares that we can issue under the Purchase Plan.

 Deferred Stock Compensation

     In connection with the grant of stock options to employees prior to our initial public offering in 1999, we recorded deferred stock compensation of $5.4 million, representing the difference between the exercise price and deemed fair value of our common stock on the date these stock options were granted. Such amount is

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable options through the second quarter of 2003.

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

     In connection with the grant of restricted stock to employees in December 2002, we recorded deferred stock compensation of $3.3 million representing the fair value of our common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable shares through October 2008.

     For the years ended December 31, 2002, 2001 and 2000, amortization of deferred stock compensation (in thousands) relates to the following functional categories:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2002     2001      2000
                                                              -----   -------   -------
Research and development....................................  $152    $  116    $  285
Sales and marketing.........................................   153       195       302
General and administrative..................................   382       770       721
                                                              ----    ------    ------
                                                              $687    $1,081    $1,308
                                                              ====    ======    ======

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

10.  STOCK REPURCHASES:

     In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. During the three months ended December 31, 2002, we repurchased 775,800 shares of our outstanding common stock for approximately $5.3 million. The Company completed the stock repurchase in February 2003. The repurchased shares are retired immediately after the repurchases.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

     PCTEL extended its stock repurchase program and announced its intention to repurchase up to one million additional shares on the open market from time to time. The Company's repurchase activities will be at management's discretion based on market conditions and the price of the Company's common stock. As of March 2003, we repurchased 261,200 shares of our common stock for approximately $1.9 million.

11.  LEASE COMMITMENTS:

     We entered into an operating lease for our facilities in Milpitas, California in September 1999. The lease expired in February 2003. In October 2002, we entered into an operating lease in Milpitas, California as the current Milpitas facilities will expire February 2003 and we did not intend to renew the expiring lease. The new lease expires in September, 2007. This lease expires September 2007. Additionally, we have facilities in Japan, Taiwan, Yugoslavia and France. In August 2002, we entered into an operating lease for our new headquarter facilities in Chicago, Illinois. The lease expires in August 2007.

     We have non-cancelable operating leases for office facilities through 2007 and operating leases for equipment through 2005. Our future minimum rental payments under these leases at December 31, 2002, are as follows (in thousands):

2003........................................................   $  958
2004........................................................      671
2005........................................................      600
2006........................................................      611
2007........................................................      427
                                                               ------
Future minimum lease payments...............................   $3,267
                                                               ======

     Our rent expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was approximately $874,000, $1,166,000 and $1,422,000, respectively.

12.  CONTINGENCIES:

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

     As of December 31, 2002 and 2001, we had accrued royalties of approximately $3.7 million and $12.3 million, respectively. Of these amounts, approximately $450,000 and $42,000 represent amounts accrued based upon signed royalty agreements as of December 31, 2002 and 2001, respectively. The remainder of accrued royalties represents management's best estimate within a range of possible settlements as of each date presented. While management is unable to estimate the maximum amount of the range of possible settlements, it is possible that actual settlements could exceed the amounts accrued as of each date presented.

     We have from time to time in the past received correspondence from third parties, and may receive communications from additional third parties in the future, asserting that our products infringe on their

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

intellectual property rights, that our patents are unenforceable or that we have inappropriately licensed our intellectual property to third parties. We expect these claims to increase as our intellectual property portfolio becomes larger. These claims could affect our relationships with existing customers and may prevent potential future customers from purchasing our products or licensing our technology. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. In addition, any claims of this kind, whether they are with or without merit, could cause product shipment delays or require us to enter into royalty or licensing agreements. In the event that we do not prevail in litigation, we could be prevented from selling our products or be required to enter into royalty or licensing agreements on terms which may not be acceptable to us. We could also be prevented from selling our products or be required to pay substantial monetary damages. Should we cross license our intellectual property in order to obtain licenses, we may no longer be able to offer a unique product. To date, we have not obtained any licenses from 3Com and the other companies whom we have received communication from. As of December 31, 2002, no material lawsuits relating to intellectual property were filed against us.

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

     On March 19, 2002, plaintiff Ronald H. Fraser filed a complaint in Santa Clara County (California) Superior Court for breach of contract and declaratory relief against us, and for breach of contract, conversion, negligence and declaratory relief against our transfer agent, Wells Fargo Bank Minnesota, N.A. The Complaint seeks compensatory damages allegedly suffered by Mr. Fraser as a result of the tax liability from failure to facilitate a transaction by Mr. Fraser during a secondary offering on April 14, 2000. In July 2002, we responded to the complaint, denying Mr. Fraser's claims and asserting numerous affirmative defenses. Wells Fargo and the Company have each filed cross-complaints against the other for indemnity. Discovery is underway. No trial date has been set. We believe that we have meritorious defenses and intend to vigorously defend the action.

13.  INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION:

     We operate in one segment, that segment being solutions that enable connectivity. We market our products worldwide through our sales personnel, independent sales representatives and distributors.

     Our sales to customers outside of the United States, as a percent of total revenues, are as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Taiwan......................................................   61%    40%    53%
China (Hong Kong)...........................................   23%    48%    34%
Rest of Asia................................................    2%     3%     4%
Europe......................................................    1%     6%    --%
Other.......................................................    1%     1%     1%
                                                               --     --     --
                                                               88%    98%    92%
                                                               ==     ==     ==

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

     Sales to our major customers representing greater than 10% of total revenues are as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
CUSTOMER                                                      2002   2001   2000
--------                                                      ----   ----   ----
Askey.......................................................   23%    10%    15%
Lite-on Technology (GVC)....................................   25%    22%    13%
Prewell.....................................................   23%    47%    32%
                                                               --     --     --
                                                               71%    79%    60%
                                                               ==     ==     ==

     As of December 31, 2002, our long-lived assets were primarily located in the United States. Our long-lived assets by geographic region as of December 31, 2002 and 2001 are as follows:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
United States...............................................  $3,120   $2,985
Cayman Islands..............................................  $   --   $  195
Other.......................................................  $   49   $  201

14.  RELATED PARTY TRANSACTIONS:

     For the year ended December 31, 2001, we paid a total of $210,000 to Dr. Martin H. Singer and John Schoen our executive officers, prior to their appointment, for consulting services. Dr. Martin H. Singer, an executive officer served as a member of our Board of Directors during the period in which consulting fees were paid to him.

15.  401(k) PLAN

     Our 401(k) plan covers all of our employees beginning the first of the month following the month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. We may make discretionary contributions to the 401(k). We made $227,441 in employer contributions to the 401(k) plan for the year ended December 31, 2002. We made $191,215 in employer contributions to the 401(k) plan for the year ended December 31, 2001. We made $224,969 in employer contributions to the 401(k) plan for the year ended December 31, 2000.

16.  SUBSEQUENT EVENTS

     In February 2003, PCTEL extended its stock repurchase program and announced its intention to repurchase up to one million additional shares on the open market from time to time. The Company's repurchase activities will be at management's discretion based on market conditions and the price of the Company's common stock. As of March 2003, we repurchased 261,200 shares of our common stock for approximately $1.9 million.

     On March 5, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against 3Com Corporation. Our lawsuit against 3Com Corporation alleges infringement by 3Com Corporation of one of our patents and asks for a declaratory judgment that certain 3Com patents are invalid and not infringed. On March 4, 2003, 3Com filed in the U.S. District Court for the Northern District of Illinois a patent infringement lawsuit against us claiming that our HSP modem products infringe certain 3Com patents, and amended its complaint to ask for a declaratory judgment that one of our patents is invalid and not infringed. The patents that are the subject of 3Com's amended complaint and our complaint are the

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

same patents. We believe that we have meritorious claims and defenses in our dispute with 3Com. However, because the action is still in its early stages, we are not able to predict the outcome at this time.

     On March 12, 2003, PCTEL, Inc, completed its asset acquisition of Dynamic Telecommunications, Inc., ("DTI"). DTI is a supplier of software-defined radio technology deployed in high-speed wireless scanning receivers, multi-protocol collection and analysis systems, interference measurement systems and radio frequency command and control software solutions. In connection with the asset acquisition, PCTEL, DTI, PCTEL Maryland, Inc., a wholly-owned subsidiary of PCTEL, and DTI Holdings, Inc., the sole shareholder of DTI, entered into an Asset Purchase Agreement dated as of March 12, 2003 (the "Purchase Agreement") under which PCTEL Maryland acquired substantially all of the assets of DTI, including intellectual property, receivables, property and equipment and other tangible and intangible assets used in DTI's business. PCTEL intends to use the acquired assets to continue to operate and grow the business of DTI and to expand its presence in the wireless access markets.

     In exchange for the acquired assets, PCTEL paid DTI $10 million in cash out of its working capital. In addition, DTI may be entitled to earn-out payments if PCTEL Maryland meets specified financial targets in fiscal years 2003 and 2004.

17.  QUARTERLY DATA (UNAUDITED)

                                                                    QUARTERS ENDED,
                                               ---------------------------------------------------------
                                                 MAR. 31,        JUNE 30,        SEPT. 30,      DEC. 31,
                                                   2002            2002             2002          2002
                                               -------------   -------------   --------------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.....................................     $10,342         $ 9,557         $12,548       $16,332
Gross profit.................................       5,116           5,542           8,862         8,639
Income (loss) from operations................        (559)         (1,044)          2,925         2,012
Income (loss) before provision for income
  taxes......................................         494            (107)          3,566         2,635
Net income (loss)............................         462            (138)          3,214         2,615
Basic earnings (loss) per share..............     $  0.02         $ (0.01)        $  0.16       $  0.13
Shares used in computing basic earnings
  (loss) per share...........................      19,720          19,933          19,972        19,599
Diluted earnings (loss) per share............     $  0.02         $ (0.01)        $  0.16       $  0.13
Shares used in computing diluted earnings
  (loss) per share...........................      19,997          19,933          20,139        19,740

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2002

                                                                    QUARTERS ENDED,
                                               ---------------------------------------------------------
                                                 MAR. 31,        JUNE 30,        SEPT. 30,      DEC. 31,
                                                   2001            2001             2001          2001
                                               -------------   -------------   --------------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.....................................     $16,451         $12,255         $  4,738      $ 7,527
Gross profit (loss)..........................       5,118           3,356          (11,620)       5,298
Loss from operations.........................      (5,756)         (8,374)         (37,571)      (7,361)
Loss before provision for income taxes.......      (3,994)         (6,670)         (36,162)      (6,082)
Net loss.....................................      (2,896)         (7,784)         (41,436)      (6,103)
Basic earnings (loss) per share..............     $ (0.15)        $ (0.41)        $  (2.13)     $ (0.31)
Shares used in computing basic earnings
  (loss) per share...........................      18,973          19,206           19,414       19,494
Diluted earnings (loss) per share............     $ (0.15)        $ (0.41)        $  (2.13)     $ (0.31)
Shares used in computing diluted earnings
  (loss) per share...........................      18,997          19,206           19,414       19,494

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Arthur Andersen LLP was previously our independent accountant. Representatives for Arthur Andersen LLP are not available to provide the consents required for the inclusion of their report on our consolidated financial statements for the years ended December 31, 2001 and 2000 included in this Form 10-K, and we have dispensed with the requirement to file their consent in reliance upon Rule 437a of the Securities Act of 1933. Because Arthur Andersen LLP has not consented to the inclusion of their report in this Form 10-K, investors will not be able to recover against Arthur Andersen LLP under
Section 11 of the Securities Act of 1933 for any untrue statements of material fact contained in the consolidated financial statements audited by Arthur Andersen LLP that are incorporated by reference or any omissions to state a material fact required to be stated therein.

     Information regarding changes in accountants is incorporated by reference to the Current Reports on Forms 8-K filed on May 15, 2002 and May 21, 2002.

     For the two years prior to our engagement of PricewaterhouseCoopers LLP as our independent auditors, we did not consult with PricewaterhouseCoopers LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on PCTEL's consolidated financial statements. Additionally, PricewaterhouseCoopers LLP did not audit our consolidated financial statements for the two most recent fiscal years ended December 31, 2001.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our directors is incorporated by reference to the sections entitled "Proposal One -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement related to our 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to general instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Item 4A of this Report in the section captioned "Business -- Executive Officers of the Registrant".

ITEM 11: EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the sections captioned "Executive Compensation and Other Matters" and "Report of the Compensation Committee of the Board of Directors" contained in our Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information concerning the security ownership of certain beneficial owners and management as well as equity compensation plans, is incorporated by reference to the information set forth in the sections entitled "Information Concerning Solicitation and Voting Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" contained in our Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships is incorporated by reference to the section entitled "Transactions with Related Parties and Insiders" contained in our Proxy Statement.

ITEM 14: CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Within the 90 days prior to the filing of this Annual Report on Form 10-K (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) CHANGES IN INTERNAL CONTROLS.

     Subsequent to the Evaluation Date, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls to the date of their last evaluation.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS

    Refer to the financial statements filed as a part of this Report under "Item 8 -- Financial Statements and Supplementary Data".

    (2) FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule is filed as a part of this Report under "Schedule II" immediately preceding the signature page: Schedule
    II -- Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2002. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

    (3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

    EXHIBIT
    NUMBER                                 DESCRIPTION
    -------                                -----------
     2.1      (a)  Asset Purchase Agreement dated March 12, 2003, by and among
                   PCTEL, Inc., PCTEL Maryland, Inc., DTI Holdings, Inc. and
                   Dynamic Telecommunications, Inc.
     2.2        *  Registration Rights Agreement dated March 12, 2003, by and between PCTEL, Inc. and Dynamic Telecommunications, Inc.
     3.1      (b)  Amended and Restated Certificate of Incorporation of the
                   Registrant, as currently in effect.
     3.3      (c)  Amended and Restated Bylaws of the Registrant
     4.1      (b)  Specimen common stock certificate
    10.1      (b)  Form of Indemnification Agreement between PCTEL and each of its directors and officers
    10.2      (b)  1995 Stock Option Plan and form of agreements thereunder
    10.3      (b)  1997 Stock Plan, as amended and restated, August 3, 1999, and form of agreements thereunder
    10.4      (b)  1998 Director Option Plan and form of agreements thereunder
    10.5      (b)  1998 Employee Stock Purchase Plan and form of agreements thereunder

    EXHIBIT
    NUMBER                                 DESCRIPTION
    -------                                -----------
    10.16     (d)  Sublease agreement between PCTEL, Inc. and Sun Microsystems,
                   Inc. dated September 17, 1999 for an office building located at 1331 California Circle, Milpitas, CA 95035
    10.17+    (c)  Management Retention Agreement between Martin H. Singer and the Registrant, dated November 15, 2001
    10.18+    (c)  Form of Management Retention Agreement for PCTEL Inc.'s Vice
                   Presidents
    10.23     (e)  2001 Nonstatutory Stock Option Plan and form of agreements thereunder
    10.24+    (c)  Employment Agreement between Martin H. Singer and the
                   Registrant, dated October 17, 2001
    10.25+    (c)  Employment Agreement between Jeffrey A. Miller and the
                   Registrant, dated November 7, 2001
    10.26+    (c)  Employment Agreement between John Schoen and the Registrant, dated November 12, 2001
    10.32     (f)  Stock Option Agreement of Jeffrey A. Miller, dated November
                   15, 2001
    10.33     (f)  Stock Option Agreement of John Schoen, dated November 15,
                   2001
    10.35     (g)  Lease agreement dated July 30, 2002 between PCTEL, Inc. and
                   ASP Wheelie, LLC for an office building located at O'Hare
                   Plaza, 8725 West Higgins Road, Chicago, IL 60631
    10.36       *  Lease agreement between PCTEL, Inc. and Adaptec, Inc. dated
                   November 5, 2002 for an office building located at 631 South
                   Milpitas Boulevard, Milpitas, CA 95035
    10.37+      *  Executive Deferred Compensation Plan
    10.38+      *  Executive Deferred Stock Plan
    21.1        *  List of Subsidiaries of the Registrant
    23.1        *  Consent of PricewaterhouseCoopers LLP, Independent
                   Accountants
    99.1        *  Certification of Chief Executive Officer and Chief Financial
                   Officer pursuant to 18 U.S.C. Section 1350, as adopted
                   pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

*   Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(a) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Current Report on Form 8-K dated March 12, 2003.

(b) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-84707).

(c) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2001.

(d) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(e) Incorporated by reference herein to the Registrant's Registration Statement of Form S-8 filed on October 3, 2001 (Registration Statement No.333-70886).

(f) Incorporated by reference herein to the Registrant's Registration Statement of Form S-8 filed on December 14, 2001 (Registration Statement No.333-75204).

(g) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for quarter ended September 30, 2002.

(B) REPORTS ON FORM 8-K

     None.

(C) EXHIBITS

     See Item 15(a)(3) above.

(D) FINANCIAL STATEMENT SCHEDULES

     See Item 15(a)(2) above.

                                  PCTEL, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE
                                          AT       CHARGED TO   CHARGED                   BALANCE AT
                                       BEGINNING   COSTS AND    AGAINST                     END OF
DESCRIPTION                             OF YEAR     EXPENSES    REVENUE   DEDUCTIONS         YEAR
-----------                            ---------   ----------   -------   ----------   -----------------
Year Ended December 31, 2000:
  Allowance for doubtful accounts....   $2,213      $    --     $ 3,677    $  (847)         $5,043
  Allowance for customer rebates.....    3,016           --      12,999     (9,169)          6,846
Year Ended December 31, 2001:
  Allowance for doubtful accounts....   $5,043      $    --     $(1,574)   $(2,682)         $  787
  Allowance for customer rebates.....    6,846           --      (2,421)    (4,241)            184
Year Ended December 31, 2002:
  Allowance for doubtful accounts....   $  787      $    --     $  (357)   $   (62)         $  368
  Allowance for customer rebates.....      184           --         373       (462)             95

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                          PCTEL, Inc.
                                          A Delaware Corporation
                                          (Registrant)

                                                 /s/ MARTIN H. SINGER

                                          --------------------------------------
                                                     Martin H. Singer
                                                Chairman of the Board and
                                                 Chief Executive Officer

Dated: March 31, 2003

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martin H. Singer and John Schoen, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ MARTIN H. SINGER                     Chairman of the Board, Chief      March 31, 2003
 ------------------------------------------------       Executive Officer (Principal
                (Martin H. Singer)                    Executive Officer) and Director


                 /s/ JOHN SCHOEN                     Chief Operating Officer and Chief    March 31, 2003
 ------------------------------------------------       Financial Officer (Principal
                  (John Schoen)                      Financial and Accounting Officer)


             /s/ RICHARD C. ALBERDING                             Director                March 31, 2003
 ------------------------------------------------
              (Richard C. Alberding)


                /s/ RICHARD GITLIN                                Director                March 31, 2003
 ------------------------------------------------
                 (Richard Gitlin)


               /s/ BRIAN J. JACKMAN                               Director                March 31, 2003
 ------------------------------------------------
                (Brian J. Jackman)

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----


                /s/ GIACOMO MARINI                                Director                March 31, 2003
 ------------------------------------------------
                 (Giacomo Marini)


                 /s/ JOHN SHEEHAN                                 Director                March 31, 2003
 ------------------------------------------------
                  (John Sheehan)


               /s/ CARL A. THOMSEN                                Director                March 31, 2003
 ------------------------------------------------
                (Carl A. Thomsen)

                                 CERTIFICATIONS

     I, Martin H. Singer, certify that:

          1. I have reviewed this annual report on Form 10-K of PCTEL, Inc.:

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ MARTIN H. SINGER
                                          --------------------------------------
                                          Martin H. Singer
                                          Chief Executive Officer

Date: March 31, 2003

     I, John Schoen, certify that:

          1. I have reviewed this annual report on Form 10-K of PCTEL, Inc.:

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ JOHN SCHOEN
                                          --------------------------------------
                                          John Schoen
                                          Chief Operating Officer and Chief
                                          Financial Officer

Date: March 31, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 2.1    (a)  Asset Purchase Agreement dated March 12, 2003, by and among
             PCTEL, Inc., PCTEL Maryland, Inc., DTI Holdings, Inc. and
             Dynamic Telecommunications, Inc.
 2.2    (a)  Registration Rights Agreement dated March 12, 2003, by and between PCTEL, Inc. and Dynamic Telecommunications, Inc.
 3.1    (b)  Amended and Restated Certificate of Incorporation of the
             Registrant, as currently in effect.
 3.3    (c)  Amended and Restated Bylaws of the Registrant
 4.1    (b)  Specimen common stock certificate
10.1    (b)  Form of Indemnification Agreement between PCTEL and each of its directors and officers
10.2    (b)  1995 Stock Option Plan and form of agreements thereunder
10.3    (b)  1997 Stock Plan, as amended and restated, August 3, 1999, and form of agreements thereunder
10.4    (b)  1998 Director Option Plan and form of agreements thereunder
10.5    (b)  1998 Employee Stock Purchase Plan and form of agreements thereunder
10.16   (d)  Sublease agreement between PCTEL, Inc. and Sun Microsystems,
             Inc. dated September 17, 1999 for an office building located at 1331 California Circle, Milpitas, CA 95035
10.17+  (c)  Management Retention Agreement between Martin H. Singer and the Registrant, dated November 15, 2001
10.18+  (c)  Form of Management Retention Agreement for PCTEL Inc.'s Vice
             Presidents
10.23   (e)  2001 Nonstatutory Stock Option Plan and form of agreements thereunder
10.24+  (c)  Employment Agreement between Martin H. Singer and the
             Registrant, dated October 17, 2001
10.25+  (c)  Employment Agreement between Jeffrey A. Miller and the
             Registrant, dated November 7, 2001
10.26+  (c)  Employment Agreement between John Schoen and the Registrant, dated November 12, 2001
10.32   (f)  Stock Option Agreement of Jeffrey A. Miller, dated November
             15, 2001
10.33   (f)  Stock Option Agreement of John Schoen, dated November 15,
             2001
10.35   (g)  Lease agreement dated July 30, 2002 between PCTEL, Inc. and
             ASP Wheelie, LLC for an office building located at O'Hare
             Plaza, 8725 West Higgins Road, Chicago, IL 60631
10.36     *  Lease agreement between PCTEL, Inc. and Adaptec, Inc. dated
             November 5, 2002 for an office building located at 631 South
             Milpitas Boulevard, Milpitas, CA 95035
10.37+    *  Executive Deferred Compensation Plan
10.38+    *  Executive Deferred Stock Plan
21.1      *  List of Subsidiaries of the Registrant
23.1      *  Consent of PricewaterhouseCoopers LLP, Independent
             Accountants Certification of Chief Executive Officer and
             Chief Financial Officer pursuant to 18 U.S.C.
99.1      *  Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.