Form 10-Q
period 2003-03-31
PC TEL INC
filed 2003-05-08
CIK 1057083

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

                  For the quarterly period ended March 31, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 000-27115

                                   PCTEL, INC.
           (Exact Name of Business Issuer as Specified in Its Charter)

                  Delaware                                 77-0364943
      (State or Other Jurisdiction of            (I.R.S. Employer Identification
       Incorporation or Organization)                       Number)

8725 W. Higgins Road, Suite 400, Chicago IL                 60631
  (Address of Principal Executive Office)                 (Zip Code)

                                 (773) 243-3000
              (Registrant's Telephone Number, Including Area Code)

                                  -------------

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [X]           No [ ]

As of April 28, 2003, there were 19,643,539 shares of the Registrant's Common Stock outstanding.

================================================================================

                                   PCTEL, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                                                                         Page
                                                                                         ----
PART  I.      FINANCIAL INFORMATION

ITEM   1      FINANCIAL STATEMENTS

              CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
              as of March 31, 2003 and December 31, 2002                                   3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
              for the three months ended March 31, 2003 and 2002                           4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
              for the three months ended March 31, 2003 and 2002                           5

              NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)         6

ITEM   2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                                       15

ITEM   3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  34

ITEM   4      CONTROLS AND PROCEDURES                                                     35

PART II.      OTHER INFORMATION

ITEM   1      LEGAL PROCEEDINGS                                                           36

ITEM   5      OTHER INFORMATION                                                           36

ITEM   6      EXHIBITS AND REPORTS ON FORM 8-K                                            37

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                   PCTEL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (UNAUDITED, IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                March 31,     December 31,
                                                                                  2003            2002
                                                                                ---------     ------------
                                                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $  57,513      $   52,986
   Restricted cash                                                                    347             347
   Short-term investments                                                          43,235          58,405
   Accounts receivable, net                                                         5,282           5,379
   Inventories, net                                                                 2,536           1,115
   Prepaid expenses and other assets                                                4,400           5,144
                                                                                ---------      ----------
       Total current assets                                                       113,313         123,376
PROPERTY AND EQUIPMENT, net                                                         1,518           1,532
GOODWILL, net                                                                       4,546           1,255
OTHER INTANGIBLE ASSETS, net                                                        4,865             365
OTHER ASSETS                                                                        2,929           2,898
                                                                                ---------      ----------
TOTAL ASSETS                                                                    $ 127,171      $  129,426
                                                                                =========      ==========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $   2,494      $    1,498
   Accrued royalties                                                                3,530           3,658
   Income taxes payable                                                             6,169           6,289
   Accrued liabilities                                                              5,288           5,313
                                                                                ---------      ----------
       Total current liabilities                                                   17,481          16,758
   Long-term liabilities                                                              388             115
                                                                                ---------      ----------
       Total liabilities                                                           17,869          16,873
                                                                                ---------      ----------
STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value, 100,000,000 shares authorized,
     19,579,683 and 19,927,616 issued and outstanding at March 31, 2003
     and December 31, 2002                                                             20              20
   Additional paid-in capital                                                     149,773         152,272
   Deferred stock compensation                                                     (3,656)         (3,958)
   Accumulated deficit                                                            (37,009)        (36,079)
   Accumulated other comprehensive income                                             174             298
                                                                                ---------      ----------
       Total stockholders' equity                                                 109,302         112,553
                                                                                ---------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 127,171      $  129,426
                                                                                =========      ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   PCTEL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              Three Months Ended
                                                                   March 31,
                                                               2003        2002
                                                             --------------------
REVENUES                                                     $ 13,082    $ 10,342
COST OF REVENUES                                                7,907       5,226
INVENTORY LOSSES (RECOVERY)                                    (1,348)          0
                                                             --------------------
GROSS PROFIT                                                    6,523       5,116
                                                             --------------------
OPERATING EXPENSES:

   Research and development                                     2,118       2,396
   Sales and marketing                                          2,261       1,638
   General and administrative                                   1,852       1,466
   Amortization of other intangible assets                         99           0
   Acquired in-process research and development                 1,100           0
   Restructuring charges                                          155           0
   Amortization of deferred compensation                          299         175
                                                             --------------------
       Total operating expenses                                 7,884       5,675
                                                             --------------------
LOSS FROM OPERATIONS                                           (1,361)       (559)

OTHER INCOME, NET                                                 495       1,053
                                                             --------------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES        (866)        494

PROVISION FOR INCOME TAXES                                         64          32
                                                             --------------------
NET INCOME (LOSS)                                            $   (930)   $    462
                                                             ====================

Basic earnings (loss) per share                              $  (0.05)   $   0.02
Shares used in computing basic earnings (loss) per share       19,238      19,720

Diluted earnings (loss) per share                            $  (0.05)   $   0.02
Shares used in computing diluted earnings (loss) per share     19,238      19,997

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   PCTEL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                         Three Months Ended
                                                                              March 31,
                                                                          2003        2002
                                                                        --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                      $   (930)   $    462
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                           400         401
     In-process research and development                                   1,100           0
     Gain (loss) on disposal/sale of fixed assets                            (12)         21
     Recovery of allowance for doubtful accounts                            (127)       (549)
     Recovery of excess and obsolete inventories                               0         (30)
     Amortization of deferred compensation                                   299         175
 Changes in operating assets and liabilities:
     Decrease in accounts receivable                                       1,092       1,142
     Decrease (increase) in inventories                                     (772)      1,604
     Decrease (increase) in prepaid expenses and other assets                744      (3,235)
     Increase (decrease) in accounts payable                                 996      (3,362)
     Decrease in accrued royalties                                          (128)     (9,141)
     Decrease in income taxes payable                                       (120)          0
     Decrease in accrued liabilities                                         (69)     (2,094)
     Increase (decrease) in long-term liabilities                            273        (141)
                                                                        --------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        2,746     (14,747)
                                                                        --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures for property and equipment                            (120)        (28)
 Proceeds on sale of property and equipment                                  113           8
 Proceeds from sales and maturities of available-for-sale investments          0      18,592
 Sales (purchases) of available-for-sale investments                      15,049     (21,980)
 Purchase of assets/business, net of cash acquired                       (10,762)          0
                                                                        --------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        4,280      (3,408)
                                                                        --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                      865       1,431
 Payments for repurchase of common stock                                  (3,361)          0
                                                                        --------------------
NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES                       (2,496)      1,431
                                                                        --------------------

Net increase in cash and cash equivalents                                  4,530     (16,724)
Cumulative translation adjustment                                             (3)         (4)
Cash and cash equivalents, beginning of period                            52,986      38,393
                                                                        --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 57,513    $ 21,665
                                                                        ====================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by PCTEL, Inc. (unless otherwise noted, "PCTEL", "we", "us" or "our" refers to PCTEL, Inc.), pursuant to the laws and regulations of the Securities and Exchange Commission for the requirements of form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information not misleading. The condensed balance sheet as of December 31, 2002 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for future periods or the year ending December 31, 2003.

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

INVENTORIES

         Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of March 31, 2003 and December 31, 2002 were composed of finished goods and work-in-process only. We regularly monitor inventory quantities on hand and, based on our current estimated requirements, it was determined that there was excess inventory and those excess amounts were fully reserved as of March 31, 2003 and December 31, 2002. Due to competitive pressures and technological innovation, it is possible that these estimates could change in the near term. As of March 31, 2003 and December 31, 2002, the allowance for inventory losses was $0.8 million and $2.1 million, respectively. We sold part of the written-down inventories and recovered $1.3 million of the former write-downs for the three months ended March 31, 2003.

EARNINGS PER SHARE

         We compute earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, less shares subject to repurchase. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options and warrants using the treasury stock method. Common stock options and warrants are excluded from the computation of diluted earnings per share if their effect is anti-dilutive.

         The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 2003 and 2002, respectively (in thousands, except per share data):

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                   2003            2002
                                                                                ----------      ----------
                                                                                        (Unaudited)
Net income (loss)                                                               $     (930)     $      462
                                                                                ==========      ==========
Basic earnings (loss) per share:
  Weighted average common shares outstanding                                        19,833          19,849
  Less:  Weighted average shares subject to repurchase                                (595)           (129)
                                                                                ----------      ----------
  Weighted average common shares outstanding                                        19,238          19,720
                                                                                ----------      ----------

Basic earnings (loss) per share                                                 $    (0.05)     $     0.02
                                                                                ==========      ==========

Diluted earnings (loss) per share:
  Weighted average common shares outstanding                                        19,238          19,849
  Weighted average shares subject to repurchase                                          -*              0
  Weighted average common stock option grants and outstanding warrants                   -*            148
                                                                                ----------      ----------

  Weighted average common shares and common stock equivalents outstanding           19,238          19,997
                                                                                ----------      ----------

Diluted earnings (loss) per share                                               $    (0.05)     $     0.02
                                                                                ==========      ==========

* These amounts have been excluded since the effect is anti-dilutive.

STOCK-BASED COMPENSATION

         We use the intrinsic value method of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and its interpretations in accounting for our employee stock options. Pro forma information regarding net income (loss) and net income (loss) per share as if we recorded compensation expense based on the fair value of stock-based awards has been presented in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and is as follows for the three months ended March 31, 2003 and 2002 (in thousands, except per share data):

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                     --------------------
                                                       2003        2002
                                                       ----        ----
Net (loss) income--as reported.................      $   (930)   $    462

Add: Stock-based employee compensation                    299         175
expense included in reported net income
Deduct: Stock-based employee compensation                 782         861
expense determined under fair value based method
for all awards.
Net (loss) income--as adjusted.................      $ (1,413)   $   (224)
Net (loss) income per share--basic as reported.      $  (0.05)   $   0.02
Net (loss) income per share--basic as adjusted.      $  (0.07)   $  (0.01)
Net (loss) income per share--diluted as reported.    $  (0.05)   $   0.02
Net (loss) income per share--diluted as adjusted.    $  (0.07)   $  (0.01)

         We calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

                                              Stock Options             ESPP
                                              -------------             ----
                                             2003       2002      2003        2002
                                             ----       ----      ----        ----
  Dividend yield                             None       None      None        None
  Expected volatility                          55%        55%       55%         55%
  Risk-free interest rate                     2.4%       2.4%      1.1%        1.2%
Expected life (in years)                     2.75       2.75       0.5         0.5

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of our employee stock options. Restricted stock awards are recorded at the fair market value of the stock on the date of grant and are expensed over the vesting period.

INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

         We operate in one segment, that segment being solutions that enable connectivity. We market our products worldwide through our sales personnel, independent sales representatives and distributors.

         Our sales to customers outside of the United States, as a percent of total revenues, are as follows:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            ------------------
                                              2003      2002
                                            --------  --------
                                                (unaudited)
Taiwan                                          63%        69%
China (Hong Kong)                               21%         -%
Rest of Asia                                     2%         2%
Europe                                           -%         2%
Japan                                            2%         -%
                                            ------    -------

Total                                           88%        73%
                                            ======    =======

         Sales to our major customers representing greater than 10% of total revenues are as follows:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            ------------------
Customer                                      2003      2002
                                            --------  --------
                                                (unaudited)
A - Askey                                      21%        32%
B - Lite-on Technology (GVC)                   22%        29%
C - Prewell                                    21%         -%
D - ESS Technology                              -%        19%

COMPREHENSIVE INCOME

         The following table provides the calculation of other comprehensive income for the three months ended March 31, 2003 and 2002 (in thousands):

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ------------------
                                                                2003      2002
                                                              --------   -------
                                                                  (Unaudited)
Net income (loss)                                             $   (930)  $  462

Other comprehensive income:
  Unrealized gains (loss) on available-for-sale securities        (121)    (456)
  Cumulative translation adjustment                                 (3)      (4)
                                                              ---------  -------

Comprehensive income (loss)                                   $ (1,054)  $    2
                                                              =========  =======

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 became effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company believes that there will be no impact of Fin 46 on our consolidated financial statements.

         In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial position, results of operations, or cash flows.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Generally the provisions of SFAS 148 became effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees. The disclosures of SFAS No. 148 are included in Note 2.

3.       ACQUISITION

         On March 12, 2003, PCTEL, Inc, completed its asset acquisition of Dynamic Telecommunications, Inc., ("DTI"). DTI was a supplier of software-defined radio technology deployed in high-speed wireless scanning receivers, multi-protocol collection and analysis systems, interference measurement systems and radio frequency command and control software solutions. In connection with the asset acquisition, PCTEL, DTI, PCTEL Maryland, Inc., a wholly-owned subsidiary of PCTEL, and DTI Holdings, Inc., the sole shareholder of DTI, entered into an Asset Purchase Agreement dated as of March 12, 2003 under which PCTEL Maryland acquired substantially all of the assets of DTI, including intellectual property, receivables, property and equipment and other tangible and intangible assets used in DTI's business. PCTEL intends to use the acquired assets to continue to operate and grow the business of DTI and to expand its presence in the wireless access markets.

         In exchange for the acquired assets, PCTEL paid DTI $10.8 million in cash out of its working capital. In addition, DTI may be entitled to earn-out payments if PCTEL Maryland meets specified financial targets in fiscal years 2003 and 2004.

         The unaudited pro forma affect of the financial results of PCTEL as if the acquisition had taken place on January 1, 2003 and 2002 as follows:

                                                                          Three Months Ended
                                                                               March 31,
                                                                          2003           2002
                                                                       ------------------------
REVENUES                                                               $  14,539      $  11,356
INCOME (LOSS) FROM OPERATIONS                                                 93           (458)
NET INCOME                                                             $     526      $     562
                                                                       ========================

Basic earnings (loss) per share                                        $    0.03      $    0.03
Shares used in computing basic earnings (loss) per share                  19,238         19,720

Diluted earnings (loss) per share                                      $    0.03      $    0.03
Shares used in computing diluted earnings (loss) per share                19,921         19,997

4.       GOODWILL AND OTHER INTANGIBLE ASSETS DISCLOSURE

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

         The changes in the carrying amount of goodwill and other intangible assets as of March 31, 2003 were as follows:



                                         Goodwill, Net
                                         -------------
Balance at December 31, 2002                 1,255
  Goodwill from the acquisition of DTI       3,291
                                             -----
Balance at March 31, 2003                    4,546
                                             =====







                                             OTHER                          OTHER
                                           INTANGIBLE    ACCUMULATED      INTANGIBLE
                                            ASSETS       AMORTIZATION    ASSETS, NET
                                          ----------    ------------    -------------
                                                       (in thousands)
Balance at December 31, 2002                   452            (87)             365
  Other intangible assets from
   the acquisition of DTI                    4,600           (100)           4,500
                                          ---------      --------         --------
Balance at March 31, 2003                 $  5,052       $   (187)        $  4,865
                                          =========      ========         ========

5.       INVENTORY LOSSES AND RECOVERY

         Due to the changing market conditions, economic downturn and estimated future requirements, inventory write-downs of $10.9 million were recorded in the second half of 2001. Of the $10.9 million, $2.3 million related to firm purchase order commitments with our major suppliers and the remaining $8.6 million related to excess inventory on hand or disposed. For the three months ended March 31, 2003, we did not record any additional inventory write-downs having sold part of the written down inventories and recovered $1.3 million of the former write-downs. As of March 31, 2003 and December 31, 2002, the cumulative write down for excess inventory on hand was $0.8 million and $2.1 million, respectively.

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

         As of December 31, 2002, approximately $2.4 million of termination compensation and related benefits had been paid to terminated employees. As of December 31, 2002, approximately $1.2 million of lease payments and related costs had been paid to the landlord for the excess facilities. As of March 31, 2003, the entire 2001 restructuring has been completed, with cash payments of $141,000 for the three months ended March 31, 2003.

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

         As of March 31, 2003, approximately $671,000 of termination compensation and related benefits had been paid to terminated employees in connection with the 2002 restructuring. The remaining accrual balance of $17,000 will be paid on various dates extending through June 2003. As of March 31, 2003, approximately $297,000 of lease payments and related costs had been paid to the landlord for the excess facilities.

         Additional restructuring charges of $155,000 were charged during the three months ended March 31, 2003. These charges related to severance and employment related costs of $69,000 and costs related to closure of excess facilities as a result of the reduction in force of $86,000.

The remaining accrual balance of $84,000 will be paid monthly through May 2004. The combined effect of the two restructurings is:

                                                ACCRUAL                                        ACCRUAL
                                               BALANCE AT                                    BALANCE AT
                                              DECEMBER 31,      RESTRUCTURING                 MARCH 31,
                                                  2002             CHARGES       PAYMENTS       2003
                                              ------------      -------------    --------    ----------
Severance and employment related costs           $  106             $  69          $ 158        $  17
Costs for closure of excess facilities              262                86            264           84
                                                 ------             -----          -----        -----
                                                 $  368             $ 155          $ 422        $ 101
                                                 ======             =====          =====        =====

Amount included in long-term liabilities                                                        $  89
                                                                                                =====
Amount included in short-term liabilities                                                       $  12
                                                                                                =====

7.       CONTINGENCIES:

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

         As of March 31, 2003 and December 31, 2002, we had accrued royalties of approximately $3.5 million and $3.7 million, respectively. Of these amounts, approximately $322,000 and $450,000 represent amounts accrued based upon signed royalty agreements as of March 31, 2003 and December 31, 2002, respectively. The remainder of accrued royalties represents management's best estimate within a range of possible settlements as of each date presented. While management is unable to estimate the maximum amount of the range of possible settlements, it is possible that actual settlements could exceed the amounts accrued as of each date presented.

         We have from time to time in the past received correspondence from third parties, and may receive communications from additional third parties in the future, asserting that our products infringe on their intellectual property rights, that our patents are unenforceable or that we have inappropriately licensed our intellectual property to third parties. We expect these claims to increase as our intellectual property portfolio becomes larger. These claims could affect our relationships with existing customers and may prevent potential future customers from purchasing our products or licensing our technology. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. In addition, any claims of this kind, whether they are with or without merit, could cause product shipment delays or require us to enter into royalty or licensing agreements. In the event that we do not prevail in litigation, we could be prevented from selling our products or be required to enter into royalty or licensing agreements on terms which may not be acceptable to us. We could also be prevented from selling our products or be required to pay substantial monetary damages. Should we cross license our intellectual property in order to obtain licenses, we may no longer be able to offer a unique product. To date, we have not obtained any licenses from 3Com and the other companies from whom we have received communication.

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

         On March 19, 2002, plaintiff Ronald H. Fraser ("Fraser") filed a Verified Complaint (the "Complaint") in Santa Clara County (California) Superior Court for breach of contract and declaratory relief against the Company, and for breach of contract, conversion, negligence and declaratory relief against the Company's transfer agent, Wells Fargo Bank Minnesota, N.A ("Wells Fargo"). The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering on April 14, 2000. Wells Fargo filed a Verified Answer to the Complaint on June 12, 2002. On July 10, 2002, the Company filed a Verified Answer to the Complaint, denying Fraser's claims and asserting numerous affirmative defenses. Wells Fargo and the Company have each filed Cross-complaints against the other for indemnity. Wells Fargo also filed a Cross-complaint against Fraser for indemnity and Fraser has filed a demurrer to the Cross-Complaint. On November 18, 2002, the parties conducted mediation but were unable to reach a settlement. A hearing on the demurrer as well as a Case Management Conference occurred on May 6, 2003. The judge took Fraser's motion under submission. Trial setting conference has been scheduled for June 26, 2003.

         We believe that we have meritorious defenses and intend to vigorously defend the action. Because the action is still in its early stages, we cannot at this time provide an estimate of the range of potential gain or loss, or the probability of a favorable or unfavorable outcome.

Litigation with 3Com

         On March 5, 2003, we filed in the U.S. District Court for the
Northern District of California a patent infringement lawsuit against 3Com Corporation. Our lawsuit against 3Com Corporation alleges infringement by 3Com Corporation of one of our patents and asks for a declaratory judgment that certain 3Com patents are invalid and not infringed. On April 7, 2003, 3Com filed a motion to dismiss our lawsuit, or in the alternative, to transfer venue to the Northern District of Illinois. 3Com's motion is scheduled for hearing on June 10, 2003.

         On March 4, 2003, 3Com filed in the U.S. District Court for the Northern District of Illinois a patent infringement lawsuit against us claiming that our HSP modem products infringe certain 3Com patents, and amended its complaint to ask for a declaratory judgment that one of our patents is invalid and not infringed. The patents that are the subject of 3Com's amended complaint and our complaint are the same patents. On April 11, 2003, we filed a motion to transfer venue to the Northern District of California. On April 16, 2003, we answered 3Com's amended complaint. The court has ruled that it will issue its decision by mail on the motion to transfer after May 6, 2003, on which date we filed our motion to transfer venue reply brief.

         We believe that we have meritorious claims and defenses in our dispute with 3Com. Due to the nature of litigation generally, we cannot ascertain the final resolution of the lawsuits, or estimate the total expenses, possible damages or settlement value, if any, that we may ultimately receive or incur in connection with this lawsuit.

8.       AMORTIZATION OF DEFERRED COMPENSATION:

         For the three months ended March 31, 2003 and 2002, amortization of deferred compensation (in thousands) relates to the following functional categories:

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                  2003                2002
                                                  ----                ----
Research and development                          $ 54                $ 38
Sales and marketing                                 85                  28
General and administrative                         160                 109
                                                  ----                ----
                                                  $299                $175
                                                  ====                ====

         The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

9.       STOCK REPURCHASES:

     In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock, which was completed in February 2003. In February 2003, PCTEL extended its stock repurchase program and announced its intention to repurchase up to one million additional shares on the open market from time to time. The Company's repurchase activities will be at management's discretion based on market conditions and the price of the Company's common stock. During the three months ended March 31, 2003, we repurchased 485,400 shares of our outstanding common stock for approximately $3.4 million. Since the inception of the stock repurchase program we have repurchased 1,261,200 shares of our outstanding common stock for approximately $8.6 million.

PCTEL, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward looking statements include, among others, those statements including the words, "may," "will," "plans," "seeks," "expects," "anticipates," "intends," "believes" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC. Factors that might cause future results to differ materially from those discussed in the forward looking statements include, but are not limited to, those discussed in "Factors Affecting Operating Results" and elsewhere in this Quarterly Report.

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

         We acquired Dynamic Telecommunications, Inc. in March 2003 as part of our continuing efforts to expand our wireless business and product offerings. Dynamic Telecommunication's business utilizes software-defined radio technology to optimize and plan wireless networks. This acquisition's represents a significant expansion of and new direction for our wireless business.

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

         Our wireless product portfolio consists of both PC client and network infrastructure products. Our wireless client product is a PC based software solution that facilitates roaming and connection to wireless networks. These networks may be public wireless local area network ("WLAN") hotspots, and cellular data networks (wireless wide area networks), as well as private enterprise and home WLANs. Our client products are offered as custom branded offerings associated with a particular carrier and typically include carrier specific 'service finder' location databases. Our client product offers a superior end user experience while simultaneously reducing the costs associated with typical end user support problems that our product addresses.

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

         We sell soft modems to manufacturers and distributors principally in Asia through our sales personnel, independent sales representatives and distributors. Our sales to manufacturers and distributors in Asia were 86%, 91% and 91% of our total sales for the years ended 2002, 2001 and 2000, respectively, and 86% and 71% for the three months ended March 31, 2003 and 2002, respectively. The predominance of our sales is in Asia because our customers are primarily motherboard and modem manufacturers, and the majority of these manufacturers are located in Asia. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards that they purchase from the board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally.

         The economic downturn that began in 2000 and has continued throughout the first quarter of 2003 has adversely affected our business and operating results. In particular, since the fourth quarter of 2000, our customers, primarily our PC motherboard and distribution manufacturers, have been adversely impacted by significantly lower PC demand which has, in turn, lowered demand for our products. As a result, our revenues decreased from $97.2 million in 2000 to $41.0 million in 2001 and $48.8 million in 2002. Revenues for the three months ended March 31, 2003 were $13.1 million. Partly as a consequence of the economic slowdown, during 2001, we reduced our headcount from 198 personnel at the end of 2000 to 108 at the end of 2001. We further reduced our headcount in 2002 by an additional 27 persons.

         Our sales are concentrated among a limited number of customers and the loss of one or more of these customers could cause our revenues to decrease. Continuing decreases in the average selling prices of our products will result in decreased revenue as well.

         As of March 31, 2003, we have $57.5 million in cash and cash equivalents and $43.2 million in short-term investments, that potentially subjects us to credit and market risks. To mitigate credit risk related to short-term investments, we have an investment policy to preserve the value of capital and generate interest income from these investments without undue exposure to risk fluctuations. Market risk is the potential loss due to the change in value of a financial instrument due to interest rates or equity prices. Our investment policy is to stipulate short durations, limiting interest rate exposure, and to benchmark performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.

CRITICAL ACCOUNTING POLICIES

         We have prepared the financial information in this report in accordance with generally accepted accounting principles in the United States of America. The preparation of our condensed consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

         Revenues consist primarily of sales of products to OEMs and distributors. Revenues from sales to customers are recognized upon shipment when title and risk of loss passes to the customers, unless we have future obligations or have to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been achieved. We provide for estimated sales returns and customer rebates related to sales to OEMs at the time of shipment. Customer rebates are recorded against receivables to the extent that the gross amount has not been collected by the end customer. Once the gross amount has been collected, the accrued customer rebate is then reclassified as accrued liabilities. As of March 31, 2003 and December 31, 2002, we had an allowance for customer rebates against accounts receivable of $117,000 and $95,000, respectively, and accrued customer rebates of $2.7 million and $1.7 million, respectively, presented as current liabilities on the balance sheet. Accrued customer rebates will be paid to the customers, upon request, in the future unless they are forfeited by the customer. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to end-users. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 60 days after shipment.

         We also generate revenues from engineering contracts and royalties on technology licenses. Revenues from engineering contracts are recognized as contract milestones and customer acceptance are achieved. Royalty revenue is recognized when confirmation of royalties due to us is received from licensees. Furthermore, revenues from technology licenses are recognized after delivery has occurred and the amount is fixed and determinable, generally based upon the contract's nonrefundable payment terms. To the extent there are extended payment terms on these contracts; revenue is recognized as the payments become due and the cancellation privilege lapses. To date, we have not offered post-contract customer support.

Inventory Write-downs and Recoveries

         Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of March 31, 2003 and 2002 were composed of finished goods and work-in-process only. We regularly monitor inventory quantities on hand. Based on our current estimated requirements, it was determined that there was excess inventory and those excess amounts were fully reserved as of March 31, 2003 and 2002. Due to competitive pressures and technological innovation, it is possible that these estimates could increase in the near term.

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

         For the three months ended March 31, 2003, we did not record any additional inventory write-downs. We sold part of the written down inventories and recovered $1.3 million of the former write-downs for the three months ended March 31, 2003. As of March 31, 2003, the cumulative write-down for excess inventory on hand was $0.8 million.

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

     As of March 31, 2003 and December 31, 2002, we had accrued royalties of approximately $3.5 million and $3.7 million, respectively. However, the amounts accrued may be inadequate and we will be required to take a charge if royalty payments are settled at a higher rate than expected. In addition, settlement arrangements may require royalties for both past and future sales of the associated products. If this is the case, in addition to a charge if our accrual is inadequate, our gross margins will decrease on these future product sales. As a result of the litigation settlement with Dr. Brent Townshend in March 2002, we made a cash royalty payment of $14.3 million related to past liability and prepayment of future liabilities to Dr. Townshend. As of March 31, 2003, we have classified the prepayment as other assets, of which $1.1 million represents the current portion and $2.0 million represents the long-term portion.

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

         We currently have subsidiaries in Japan, France, and Yugoslavia as well as branch offices in Taiwan and Korea. The complexities brought on by operating in several different tax jurisdictions inevitably lead to an increased exposure to worldwide taxes. Should our tax fillings be reviewed and such reviews result in unfavorable adjustments to our tax returns, our operating results and financial position could be materially and adversely affected.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(All amounts in tables, other than percentages, are in thousands)

Revenues

                                                               THREE MONTHS       THREE MONTHS
                                                               ENDED MARCH        ENDED MARCH
                                                                 31, 2003           31, 2002
                                                               ------------       ------------
Revenues....................................................    $  13,082          $  10,342
% change from year ago period...............................         26.5%             (37.1)%

         Our revenues primarily consist of product sales of soft modems to board manufacturers and distributors in Asia. Revenues increased $2.7 million for the three months ended March 31, 2003 compared to the same period in 2002. The revenue increase was primarily due to stronger modem sales.

Gross Profit

                                                               THREE MONTHS       THREE MONTHS
                                                               ENDED MARCH        ENDED MARCH
                                                                 31, 2003           31, 2002
                                                               ------------       ------------
Gross profit................................................    $    6,523         $    5,116
Percentage of revenues......................................          49.9%              49.5%
% change from year ago period...............................          27.5%               0.0%

         Cost of revenues consists primarily of chipsets we purchase from third party manufacturers and also includes accrued intellectual property royalties, cost of operations, provision for inventory obsolescence and distribution costs. Provision for inventory losses are also included in the determination of gross profit.

         Gross profit increased $1.4 million for the three months ended March 31, 2003 compared to the same period in 2002 primarily as a result of the inventory recovery of $1.3 million. Gross profit as a percentage of revenues increased from 49.5 % for the three months ended March 31, 2002 to 49.9% for the three months ended March 31, 2003. Gross profit as a percentage of revenues was favorably impacted due to the $1.3 million in inventory recovery. As a percentage of revenues, we expect gross profit to remain about the same for the remainder of the year.

Research and Development

                                                               THREE MONTHS       THREE MONTHS
                                                               ENDED MARCH        ENDED MARCH
                                                                 31, 2003           31, 2002
                                                               ------------       ------------
Research and development...................................     $  2,118           $  2,396
Percentage of revenues.....................................         16.2%              23.2%
% change from year ago period..............................        (11.6)%            (30.9)%

         Research and development expenses include costs for software and hardware development, prototyping, certification and pre-production costs. We expense all research and development costs as incurred.

         Research and development expenses decreased by $0.3 million for the three months ended March 31, 2003 compared to the same period in 2002 primarily because of the closure of the Connecticut engineering center in June 2002. In 2002, we expanded our research and development efforts to include wireless products and software and continued our research and development on the introduction of next generation analog modems. As a percentage of revenues, research and development costs decreased for the three months ended March 31, 2003 for the same reasons as above as well as due to higher revenues for the three months ended March 31, 2003. As a percentage of revenues, we expect research and development costs to remain about the same for the remainder of the year as the savings from the closure of the Connecticut engineering center in the second quarter of 2002 are offset by additional research and development costs associated with wireless products and software.

Sales and Marketing

                                                               THREE MONTHS       THREE MONTHS
                                                               ENDED MARCH        ENDED MARCH
                                                                 31, 2003           31, 2002
                                                               ------------       ------------
Sales and marketing........................................     $  2,261           $  1,638
Percentage of revenues.....................................         17.3%              15.8%
% change from year ago period..............................         38.0%             (52.9)%

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

         Sales and marketing expenses increased $0.6 million for the three months ended March 31, 2003 compared to the same period in 2002. Sales and marketing expenses as a percentage of revenues also increased for the three months ended March 31, 2003 compared to the same period in 2002. The increase in spending is primarily due to increased marketing expenses. As a percentage of revenues, we expect sales and marketing costs to remain about the same for the remainder of the year.

General and Administrative

                                                              THREE MONTHS       THREE MONTHS
                                                              ENDED MARCH        ENDED MARCH
                                                                31, 2003           31, 2002
                                                              ------------       ------------
General and administrative.................................    $  1,852           $  1,466
Percentage of revenues.....................................        14.2%              14.2%
% change from year ago period..............................        26.3%             (32.3)%

         General and administrative expenses include costs associated with our general management and finance functions as well as professional service charges, such as legal, tax and accounting fees. Other general expenses include rent, insurance, utilities, travel and other operating expenses to the extent not otherwise allocated to other functions.

         General and administrative expenses increased $0.4 million for the three months ended March 31, 2003 compared to the same period in 2002. The increase was primarily due to increased legal costs associated with our patent infringement litigation against 3Com. As a percentage of revenues, we expect general and administrative costs to remain about the same for the remainder of the year.

Amortization of Other Intangible Assets

                                                              THREE MONTHS       THREE MONTHS
                                                              ENDED MARCH        ENDED MARCH
                                                                31, 2003           31, 2002
                                                              ------------       ------------
Amortization of other intangible assets....................     $    99             $    -
Percentage of revenues.....................................         0.8%                 -%

         In March 2003, we acquired the assets of Dynamic Telecommunications, Inc., ("DTI") for a total of $10.8 million in cash. The purchase price of $10.8 million was allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition as determined by an independent valuation firm. The acquisition was accounted for under the purchase method of accounting. The results of operations of DTI were included in our financial statements from March 12, 2003, the date of acquisition. Under the purchase method of accounting, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price and allocated to in-process research and development, goodwill and other intangible assets. We attributed $1.8 million to net assets acquired, $1.1 million to acquired in-process research and development, $200,000 to the covenant not to compete and $4.4 million to other intangible assets, net, in the accompanying consolidated balance sheets. The $3.3 million excess of the purchase price over the face value of the net tangible and intangible assets was allocated to goodwill. We expensed in-process research and development and amortize the covenant not to compete over two years and other intangible assets over a estimated useful life of four years.

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

         Effective January 1, 2002, we have adopted the provisions of SFAS No. 142, "Goodwill and Other Intangibles," under which goodwill is no longer being amortized and will be tested for impairment at least annually. As a result of the acquisition discussed above, amortization of intangible assets increased to $99,000 for the three months ended March 31, 2003.

Restructuring Charges

                                                               THREE MONTHS       THREE MONTHS
                                                               ENDED MARCH        ENDED MARCH
                                                                 31, 2003           31, 2002
                                                               ------------       ------------
Restructuring charges .....................................     $   155            $   -
Percentage of revenues.....................................         1.2 %              -%

         Restructuring expenses increased $155,000 for the three months ended March 31, 2003 compared to the same periods in 2002. These charges related to severance and employment related costs of $69,000 and costs related to closure of excess facilities as a result of the reduction in force of $86,000.

Amortization of Deferred Compensation

                                                              THREE MONTHS       THREE MONTHS
                                                              ENDED MARCH        ENDED MARCH
                                                                31, 2003           31, 2002
                                                              ------------       ------------
Amortization of deferred compensation ......................    $   299             $  175
Percentage of revenues......................................        2.3%               1.7%
% change from year ago period...............................       70.9%             (40.3)%

         In connection with the grant of restricted stock to employees in 2002 and 2001, we recorded deferred stock compensation of $3.7 million and $1.8 million, respectively, representing the fair value of our common stock on the date the restricted stock was granted. Such amounts are presented as a reduction of stockholders' equity and are amortized ratably over the vesting period of the applicable shares.

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

         The amortization of deferred stock compensation increased $124,000 for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to the termination of employees in 2002, offset by additional expenses related to the restricted stock grants in 2001 and 2002. We expect the amortization of deferred stock compensation to be approximately $300,000 per quarter through 2003, based on restricted stock grants and stock option grants through December 31, 2002. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. If we grant additional restricted stock, the amortization of deferred compensation will increase.

Other Income, Net

                                                          THREE MONTHS       THREE MONTHS
                                                          ENDED MARCH        ENDED MARCH
                                                            31, 2003           31, 2002
                                                          ------------       ------------
Other income, net....................................      $     495          $   1,053
Percentage of revenues...............................            3.8%              10.2%

         Other income, net, consists of interest income, net of interest expense. Interest income is expected to fluctuate over time. Other income, net, decreased $558,000 for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to the decrease in interest rates and lower average cash balances in 2003.

Provision for Income Taxes

                                                          THREE MONTHS       THREE MONTHS
                                                          ENDED MARCH        ENDED MARCH
                                                            31, 2003           31, 2002
                                                          ------------       ------------
Provision for income taxes..........................       $      64          $      32

         The realization of deferred tax assets is dependent on future profitability. During the third quarter of 2001, we recorded $5.3 million of provision for income taxes to establish valuation allowances against deferred tax assets in accordance with the provisions of FASB No. 109, "Accounting for Income Taxes" as a result of uncertainties regarding realizability. For the three months ended March 31, 2003, we recorded $64,000 of provision for income taxes for foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                    THREE MONTHS       THREE MONTHS
                                                                                    ENDED MARCH        ENDED MARCH
                                                                                     31, 2003           31, 2002
                                                                                    -----------        -----------
Net cash provided by (used in) operating activities............................      $   2,746          $ (14,747)
Net cash provided by (used in) investing activities............................          4,280             (3,408)
Net cash provided by (used in)  financing activities...........................         (2,496)             1,431
Cash, cash equivalents and short-term investments at the end of period.........        100,748            111,831

Working capital at the end of period...........................................         95,832            103,534

         The increase in net cash provided by operating activities for the three months ended March 31, 2003 compared to the same period in 2002 was primarily due to the decrease in accounts receivable and increase in accounts payable. Net cash provided by investing activities for the three months ended March 31, 2003 consists primarily of proceeds from the sales and maturities of the short-term investments, net of purchases of short-term investments offset by cash used in the acquisition of DTI. The decrease in net cash provided by financing activities for the three months ended March 31, 2003 consists of payments for the repurchase of common stock associated with the shares repurchased by PCTEL.

         In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock, which was completed in February 2003. In February 2003, PCTEL extended its stock repurchase program and announced its intention to repurchase up to one million additional shares on the open market from time to time. The Company's repurchase activities will be at management's discretion based on market conditions and the price of the Company's common stock. During the three months ended March 31, 2003, we repurchased 485,400 shares of our outstanding common stock for approximately $3.4 million. Since the inception of the stock repurchase program we have repurchased 1,261,200 shares of our outstanding common stock for approximately $8.6 million.

         As of March 31, 2003, we had $101.1 million in cash, cash equivalents and short-term investments and working capital of $95.8 million. Accounts receivable, as measured in days sales outstanding, was 37 days at March 31, 2003 compared to 20 days in March 31, 2002. The increase in days sales outstanding from March 31, 2002 to 2003 was primarily due to the decreased cash collections throughout the first quarter of 2003.

         We believe that our existing sources of liquidity, consisting of cash, short-term investments and cash from operations, will be sufficient to meet our working capital needs for the foreseeable future. We will continue to evaluate opportunities for development of new products and potential acquisitions of technologies or businesses that could complement our business. We may use available cash or other sources of funding for such purposes. However, possible investments in or acquisitions of complementary businesses, products or technologies, or cash settlements resulting from new litigation, may require us to use our existing working capital or to seek additional financing. In addition, if the current economic downturn prolongs, we will need to continue to expend our cash reserves to fund our operations. As of March 31, 2003, we have non-cancelable operating leases for office facilities of $3.1 million through 2007, unpaid restructuring (termination compensation) of $101,000 through May 2004 and no outstanding firm inventory purchase contract commitments with our major suppliers.

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

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS, PARTICULARLY WIRELESS PRODUCTS AND TECHNOLOGY, THAT MEET THE NEEDS OF OUR CUSTOMERS AND ACHIEVE BROAD MARKET ACCEPTANCE.

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

         Since the fourth quarter of 2000, our customers, primarily our PC motherboard and distribution manufacturers, have been and the first quarter of 2003 impacted by significantly lower PC demand. As a result, our revenues and earnings in fiscal year 2001 and 2002 were negatively affected. Because we expect PC demand to continue to be weak for the foreseeable term, we expect our revenues and earnings to remain at the same level in 2003 as a result of the adverse economic environment.

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

         During the second half of 2001, due to the changing market conditions, recent economic downturn and technological innovation, a provision for inventory losses of $10.9 million was charged against operations. Given the volatility of the market, the age of the inventories on hand and the expected introduction of new products later in 2002, we wrote down inventories to net realizable value based on forecasted demand and firm purchase order commitments from our major suppliers in 2001. Actual demand may differ from forecasted demand and such difference may have a material effect on our financial position and result of operations. For the three months ended March 31, 2003, we did not record any additional inventory write-downs. We sold part of the written down inventories and recovered $1.3 million of the former write-downs for the three months ended March 31, 2003. As of March 31, 2003, the cumulative write-down for excess inventory on hand was $0.8 million.

OUR SALES ARE CONCENTRATED AMONG A LIMITED NUMBER OF CUSTOMERS AND THE LOSS OF ONE OR MORE OF THESE CUSTOMERS COULD CAUSE OUR REVENUES TO DECREASE.

         Our sales are concentrated among a limited number of customers. If we were to lose one or more of these customers, or if one or more of these customers were to delay or reduce purchases of our products, our sales revenues may decrease. For the three months ended March 31, 2003, approximately 64% of our revenues were generated by three of our customers, representing 21%, 22% and 21% of revenues, respectively. All of these customers may in the future decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, because, among other reasons:

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

         Our sales to customers located in Asia accounted for 86% of our total revenues for the three months ended March 31, 2003. The predominance of our sales is in Asia, mostly in Taiwan and China, because our customers are primarily motherboard or modem manufacturers that are located there. In many cases, our indirect original equipment manufacturer customers specify that our products be included on the modem boards or motherboards, the main printed circuit board containing the central processing unit of a computer system, that they purchase from board manufacturers, and we sell our products directly to the board manufacturers for resale to our indirect original equipment manufacturer customers, both in the United States and internationally. Due to the industry-wide concentration of modem manufacturers in Asia, we believe that a high percentage of our future sales will continue to be concentrated with Asian customers. As a result, our future operating results could be uniquely affected by a variety of factors outside of our control, including:

         - delays in collecting accounts receivable, which we have experienced from time to time,

         - fluctuations in the value of Asian currencies relative to the U.S. dollar, which may make it more costly for us to do business in Asia and which may in turn make it difficult for us to maintain or increase our revenues,

         - changes in tariffs, quotas, import restrictions and other trade barriers which may make our products more expensive compared to our competitors' products,

         -        political and economic instability and

         - the severe acute respiratory syndrome (SARS) which is a respiratory illness that has recently been reported in Asia, North America and Europe. Due to the uncertainty with the illness to date and our high concentration in these areas, SARS could have an adverse effect on our business.

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

         - reduction or delay of capital expenditures by wireless operations for network deployments;

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

         In recent years, there has been significant litigation in the United States involving intellectual property rights, including rights of companies in our industry. We have from time to time in the past received correspondence from third parties alleging that we infringe the third party's intellectual property rights. We expect these claims to increase as our intellectual property portfolio becomes larger. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their merits or success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. Any potential intellectual property litigation against us could also force us to do one or more of the following:

         - cease selling, incorporating or using products or services that incorporate the infringed intellectual property,

         - obtain from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all,

         - redesign those products or services that incorporate the disputed intellectual property, which could result in substantial unanticipated development expenses, or

         -        the recent patent lawsuit with 3Com.

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

         Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of March 31, 2003, we employed a total of 38 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets will be impaired.

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

PCTEL, INC.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks. We manage the sensitivity of our results of operations to credit risks and interest rate risk by maintaining a conservative investment portfolio which is comprised solely of highly-rated, short-term investments. We have investments in both fixed rate and floating rate interest earning instruments. Fixed rate securities may have their fair market value adversely impacted based on the duration of such investments if interest rates rise, while floating rate securities and the reinvestment of funds from matured fixed rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better, and money market funds. We have accumulated a $142,131 and $263,000 unrealized holding gain as of March 31, 2003 and December 31, 2002, respectively. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating all transactions in U.S. dollars. Our exposure to foreign exchange rate fluctuations arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the three months ended March 31, 2003 and year ended December 31, 2002 was $32,000 and $35,000, respectively.

PCTEL, INC.

ITEM 4:  CONTROLS AND PROCEDURES

         (a)      Evaluation of disclosure controls and procedures.

         Within 90 days prior to the filing of this Quarterly Report on Form 10-Q (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)      Changes in internal controls.

         Subsequent to the Evaluation Date, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

PCTEL, INC.

PART II.  OTHER INFORMATION
FOR THE THREE AND THREE MONTHS ENDED: MARCH 31, 2003

ITEM 1   LEGAL PROCEEDINGS:


         Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

         On March 19, 2002, plaintiff Ronald H. Fraser ("Fraser") filed a Verified Complaint (the "Complaint") in Santa Clara County (California) Superior Court for breach of contract and declaratory relief against the Company, and for breach of contract, conversion, negligence and declaratory relief against the Company's transfer agent, Wells Fargo Bank Minnesota, N.A ("Wells Fargo"). The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering on April 14, 2000. Wells Fargo filed a Verified Answer to the Complaint on June 12, 2002. On July 10, 2002, the Company filed a Verified Answer to the Complaint, denying Fraser's claims and asserting numerous affirmative defenses. Wells Fargo and the Company have each filed Cross-complaints against the other for indemnity. Wells Fargo also filed a Cross-complaint against Fraser for indemnity and Fraser has filed a demurrer to the Cross-Complaint. On November 18, 2002, the parties conducted mediation but were unable to reach a settlement. A hearing on the demurrer as well as a Case Management Conference occurred on May 6, 2003. The judge took Fraser's motion under submission. Trial setting conference has been scheduled for June 26, 2003.

         We believe that we have meritorious defenses and intend to vigorously defend the action. Because the action is still in its early stages, we cannot at this time provide an estimate of the range of potential gain or loss, or the probability of a favorable or unfavorable outcome.

         Litigation with 3Com

         On March 5, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against 3Com Corporation. Our lawsuit against 3Com Corporation alleges infringement by 3Com Corporation of one of our patents and asks for a declaratory judgment that certain 3Com patents are invalid and not infringed. On April 7, 2003, 3Com filed a motion to dismiss our lawsuit, or in the alternative, to transfer venue to the Northern District of Illinois. 3Com's motion is scheduled for hearing on June 10, 2003.

         On March 4, 2003, 3Com filed in the U.S. District Court for the Northern District of Illinois a patent infringement lawsuit against us claiming that our HSP modem products infringe certain 3Com patents, and amended its complaint to ask for a declaratory judgment that one of our patents is invalid and not infringed. The patents that are the subject of 3Com's amended complaint and our complaint are the same patents. On April 11, 2003, we filed a motion to transfer venue to the Northern District of California. On April 16, 2003, we answered 3Com's amended complaint. The court has ruled that it will issue its decision by mail on the motion to transfer after May 6, 2003, on which date we filed our motion to transfer venue reply brief.

         We believe that we have meritorious claims and defenses in our dispute with 3Com. Due to the nature of litigation generally, we cannot ascertain the final resolution of the lawsuits, or estimate the total expenses, possible damages or settlement value, if any, that we may ultimately receive or incur in connection with this lawsuit.

ITEM 5   OTHER INFORMATION

         In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (Act), we are required to disclose the non-audit services approved by our audit committee to be performed by PricewaterhouseCoopers LLP (PwC), our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of a company. Our audit committee has approved the engagement of PwC for non-audit services in 2003 relating to, among other things, acquisition due diligence, liquidation of subsidiaries, tax consultation, and our internal controls.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K)

         Exhibit
         Number                              Description
         -------                             -----------
           99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


--------------

         (b)      Reports on Form 8-K:

                  Form 8-K was filed on March 20, 2003 to the Securities and Exchange Commission related to our acquisition of the assets of Dynamic Telecommunications, Inc. on March 12, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PCTEL, Inc.
                         Delaware Corporation

May 8, 2003              By: /s/ JOHN SCHOEN
                            -----------------------------------------
                            John Schoen
                            Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

                                                        /s/ MARTIN H. SINGER
                                                     --------------------------
                                                     Martin H. Singer
                                                     Chief Executive Officer

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

                               /s/ JOHN SCHOEN
                            ---------------------------------
                            John Schoen
                            Chief Operating Officer and Chief Financial Officer