Form 10-Q
period 2003-06-30
PC TEL INC
filed 2003-08-14
CIK 1057083

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

                  For the quarterly period ended June 30, 2003

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

              Yes [X]        No [  ]

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

              Yes [X]        No [  ]


As of August 8, 2003, there were 20,297,250 shares of the Registrant's Common Stock outstanding.



================================================================================

                                   PCTEL, INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003


                                                                                                        Page
                                                                                                       ------
PART  I.      FINANCIAL INFORMATION

ITEM   1      FINANCIAL STATEMENTS

              CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
              as of June 30, 2003 and December 31, 2002                                                   3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
              for the three and six months ended June 30, 2003 and 2002                                   4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
              for the three and six months ended June 30, 2003 and 2002                                   5

              NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)                        6

ITEM   2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                                                      17

ITEM   3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                 37

ITEM   4      CONTROLS AND PROCEDURES                                                                    38


PART II.      OTHER INFORMATION

ITEM   1      LEGAL PROCEEDINGS                                                                          39

ITEM   4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        40

ITEM   5      OTHER INFORMATION                                                                          41

ITEM   6      EXHIBITS AND REPORTS ON FORM 8-K                                                           41

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                   PCTEL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (UNAUDITED, IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                       June 30,         December 31,
                                                                         2003               2002
                                                                     -----------        -----------
                                     ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                     $  91,195           $  52,986

       Restricted cash                                                     347                 347
       Short-term investments                                           20,228              58,405
     Accounts receivable, net of allowance of  $50 and $368
        at June 30, 2003 and December 31, 2002 respectively              1,068               5,379
       Inventories, net                                                  1,032               1,115

       Non-trade receivable (see Note 4)                                 4,000                   -
       Prepaid expenses and other assets                                 3,051               5,144
                                                                     ---------           ---------
              Total current assets                                     120,921             123,376
PROPERTY AND EQUIPMENT, net                                              1,012               1,532

GOODWILL                                                                 4,261               1,255

OTHER INTANGIBLE ASSETS, net (see Note 5)                                4,826                 365
OTHER ASSETS                                                               635               2,898
                                                                     ---------           ---------
TOTAL ASSETS                                                         $ 131,655           $ 129,426
                                                                     =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                              $     557           $   1,498
       Accrued royalties                                                 3,282               3,658
       Income taxes payable                                              6,181               6,289
       Accrued liabilities                                               5,356               5,313
                                                                     ---------           ---------
              Total current liabilities                                 15,379              16,758
       Long-term liabilities                                               889                 115
                                                                     ---------           ---------
              Total liabilities                                         16,268              16,873
                                                                     ---------           ---------
STOCKHOLDERS' EQUITY:
     Common stock, $0.001 par value, 100,000,000 shares authorized, 19,919,070 and 19,927,616 issued and outstanding at June 30, 2003 and December 31,
       2002
       respectively                                                         20                  20
       Additional paid-in capital                                      153,323             152,272
       Deferred stock compensation                                      (2,177)             (3,958)
       Accumulated deficit                                             (35,905)            (36,079)
       Accumulated other comprehensive income                              126                 298
                                                                     ---------           ---------
              Total stockholders' equity                               115,387             112,553
                                                                     ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 131,655           $ 129,426
                                                                     =========           =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   PCTEL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                                           Three Months Ended               Six Months Ended
                                                                                 June 30,                        June 30,
                                                                       -------------------------         -------------------------
                                                                         2003             2002             2003             2002
                                                                       --------         --------         --------         --------
REVENUES                                                               $ 10,176         $  9,557         $ 23,258         $ 19,899
COST OF REVENUES                                                          4,210            5,568           12,117           10,794
                                                                       --------         --------         --------         --------
INVENTORY RECOVERY (see Note 6)                                            (452)          (1,553)          (1,800)          (1,553)
                                                                       --------         --------         --------         --------
GROSS PROFIT                                                              6,418            5,542           12,941           10,658
                                                                       --------         --------         --------         --------
OPERATING EXPENSES:
      Research and development                                            2,183            2,761            4,301            5,157
      Sales and marketing                                                 1,892            1,853            4,154            3,491
      General and administrative                                          2,800            1,142            4,651            2,608
      Amortization of other intangible assets (see Note 5)                  339                -              438                -
      Acquired in-process research and development (see Note 3)               -                -            1,100                -
      Restructuring charges (see Note 7)                                  2,496              647            2,651              647
      Gain on sale of assets and related royalties (see Note 4)          (4,332)               -           (4,332)               -
      Amortization of deferred compensation (see Note 9)                    241              183              540              358
                                                                       --------         --------         --------         --------
           Total operating expenses                                       5,619            6,586           13,503           12,261
                                                                       --------         --------         --------         --------
INCOME (LOSS) FROM OPERATIONS                                               799           (1,044)            (562)          (1,603)
OTHER INCOME, NET                                                           334              937              829            1,990
                                                                       --------         --------         --------         --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                           1,133             (107)             267              387
PROVISION FOR INCOME TAXES                                                   29               31               93               63
                                                                       --------         --------         --------         --------
NET INCOME (LOSS)                                                      $  1,104         $   (138)        $    174         $    324
                                                                       ========         ========         ========         ========

Basic earnings (loss) per share                                        $   0.06         $  (0.01)        $   0.01         $   0.02
Shares used in computing basic earnings (loss) per share                 19,469           19,933           19,733           19,827

Diluted earnings (loss) per share                                      $   0.05         $  (0.01)        $   0.01         $   0.02
Shares used in computing diluted earnings (loss) per share               20,807           19,933           20,635           20,042



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   PCTEL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                             Six Months Ended
                                                                                  June 30,
                                                                           2003            2002
                                                                         -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $    174         $    324
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                        967              807
         In-process research and development                                1,100                -
         Loss on disposal/sale of fixed assets                                616               77
         Gain on sale of assets and related royalties                      (4,332)               -
         Extended vesting of stock options                                     93                -
         Recovery of allowance for doubtful accounts                         (368)            (551)
         Recovery of excess and obsolete inventories                        1,800             (184)
         Amortization of deferred compensation                                540              358
   Changes in operating assets and liabilities:
         Decrease in accounts receivable                                    1,547              720
         Decrease (increase) in inventories                                (1,068)           1,473
         Decrease (increase) in prepaid expenses and other assets           4,388           (2,986)
         Decrease in accounts payable                                        (941)          (3,728)
         Decrease in accrued royalties                                       (376)          (9,044)
         Decrease in income taxes payable                                    (108)             (14)
         Decrease in accrued liabilities                                     (180)          (2,161)
         Increase (decrease) in long-term liabilities                         956              (78)
                                                                         -------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         4,808          (14,987)
                                                                         -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property and equipment                           (525)             (38)
   Proceeds on sale of property and equipment                                 153                8
   Proceeds on sale of assets and related royalties                         6,743                -
   Sales (purchases) of available-for-sale investments                     35,597           16,293
   Purchase of assets/business, net of cash acquired                      (10,762)          (1,574)
                                                                         -------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                  31,206           14,689
                                                                         -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principle payments of notes payable                                          -               (8)
   Proceeds from the exercise of stock options                              5,749            2,411
   Payments for repurchase of common stock                                 (3,551)               -
                                                                         -------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   2,198            2,403
                                                                         -------------------------

Net increase in cash and cash equivalents                                  38,212            2,105
Cumulative translation adjustment                                              (3)              31
Cash and cash equivalents, beginning of period                             52,986           38,393
                                                                         -------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 91,195         $ 40,529
                                                                         =========================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003
(UNAUDITED)

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

     The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for future periods or the year ending December 31, 2003.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

INVENTORIES

     Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of June 30, 2003 and December 31, 2002 were composed of raw materials, sub assemblies, finished goods and work-in-process. We regularly monitor inventory quantities on hand and, based on our current estimated requirements, it was determined that there was no excess inventory, not reserved, as of June 30, 2003 and December 31, 2002. Due to competitive pressures and technological innovation, it is possible that these estimates could change in the near term. As of June 30, 2003 and December 31, 2002, the allowance for inventory losses was $0 million and $2.1 million, respectively. We sold part of the written-down inventories and recovered $0.5 and $1.3 million of the former write-downs during the three and six months ended June 30, 2003, respectively.

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

     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002, respectively (in thousands, except per share data):

                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                                -----------------------       -----------------------
                                                                  2003           2002           2003           2002
                                                                --------       --------       --------       --------
                                                                        (Unaudited)                   (Unaudited)
Net income (loss)                                               $  1,104       $   (138)      $    174       $    324
                                                                ========       ========       ========       ========

Basic earnings (loss) per share:
      Weighted average common shares outstanding                  19,854         20,100         20,118         19,975
      Less:  Weighted average shares subject to repurchase          (385)          (167)          (385)          (148)

                                                                --------       --------       --------       --------
     Weighted average common shares outstanding                   19,469         19,933         19,733         19,827
                                                                --------       --------       --------       --------

Basic earnings (loss) per share                                 $   0.06       $  (0.01)      $   0.01       $   0.02
                                                                ========       ========       ========       ========

Diluted earnings (loss) per share:
     Weighted average common shares outstanding                   19,469         19,933         19,733         19,827
     Weighted average shares subject to repurchase                   385              -*           385            148
     Weighted average common stock option grants and
     outstanding warrants                                            953              -*           517             67
                                                                --------       --------       --------       --------
     Weighted average common shares and common stock
     equivalents outstanding                                      20,807         19,933         20,635         20,042
                                                                --------       --------       --------       --------

Diluted earnings (loss) per share                               $   0.05       $  (0.01)      $   0.01       $   0.02
                                                                ========       ========       ========       ========



* These amounts have been excluded since the effect is anti-dilutive.

STOCK-BASED COMPENSATION

     We use the intrinsic value method of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and its interpretations in accounting for our employee stock options. Pro forma information regarding net income (loss) and net income (loss) per share as if we recorded compensation expense based on the fair value of stock-based awards has been presented in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and is as follows for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share data):


                                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            JUNE 30,                   JUNE 30,
                                                                   ------------------------      ---------------------
                                                                      2003          2002           2003         2002
                                                                   ---------      ---------      --------      -------
Net (loss) income--as reported                                     $   1,104      $    (138)     $    174     $    324

Add: Stock-based employee compensation expense included in
reported net income                                                      241            183           540          358

Add (deduct): Stock-based employee compensation
income (expense) determined under fair value based method for
all awards                                                               963             79           181         (782)
                                                                   ---------      ---------      --------      -------

Net (loss) income--as adjusted                                     $   2,308      $     124      $    895     $   (100)
                                                                   =========      =========      ========      =======

Net (loss) income per share--basic as reported                     $    0.06      $   (0.01)     $   0.01      $  0.02
                                                                   =========      =========      ========      =======

Net (loss) income per share--basic as adjusted                     $    0.12      $    0.01      $   0.05      $ (0.01)
                                                                   =========      =========      ========      =======

Net (loss) income per share--diluted as reported                   $    0.05      $   (0.01)     $   0.01      $  0.02
                                                                   =========      =========      ========      =======

Net (loss) income per share--diluted as adjusted                   $    0.11      $    0.01      $   0.04      $ (0.01)
                                                                   =========      =========      ========      =======

     We calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

                                       Stock Options                ESPP
                                       -------------                ----
                                     2003         2002        2003        2002
                                     ----         ----        ----        ----
     Dividend yield                  None         None        None        None
     Expected volatility             60%          46%         60%         46%
     Risk-free interest rate         1.5%         3.1%        1.0%        1.8%
     Expected life (in years)        2.75         2.75        0.5         0.5

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

     Our sales to customers outside of the United States, as a percent of total revenues, are as follows:

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                       --------------------       --------------------
                                         2003         2002          2003         2002
                                       -------      -------       -------     --------
                                            (Unaudited)                (Unaudited)

     Taiwan                               43%          74%           55%          71%
     China (Hong Kong)                    18           15            21            8
     Rest of Asia                          5            4             3            2
     Japan                                 4            -             3            -
     Europe                                4            -             5            1
                                       -------      -------       -------     --------
     Total                                74%          93%           87%          82%
                                       =======      =======       =======     ========


     Sales to our major customers representing greater than 10% of total revenues are as follows:

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                       --------------------       --------------------
      Customer                           2003         2002          2003         2002
                                       -------      -------       -------     --------
                                            (Unaudited)                (Unaudited)

     Askey                                 8%          26%           17%          29%
     Prewell                              16           15            20            7
     ASEC                                 11           16             9           10
     Lite-On Technology (GVC)             11           28            18           29
     ESS Technology                        -            3             -           11
                                       -------      -------       -------     --------
      Total                               46%          88%           64%          86%
                                       =======      =======       =======     ========

COMPREHENSIVE INCOME

     The following table provides the calculation of other comprehensive income for the three and six months ended June 30, 2003 and 2002 (in thousands):


                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                   ---------------------      -----------------------
                                                                     2003         2002          2003           2002
                                                                   --------     --------      --------       --------
                                                                        (Unaudited)                   (Unaudited)
Net income (loss)                                                  $ 1,104       $  (138)      $   174       $   324
                                                                   =======       =======       =======       =======
Other comprehensive income:
     Unrealized gains (loss) on available-for-sale securities          (47)           35          (168)         (421)
     Cumulative translation adjustment                                   -            34            (3)           30
                                                                   -------       -------       -------       -------
Comprehensive income (loss)                                        $ 1,057       $   (69)      $     3       $   (67)
                                                                   =======       =======       =======       =======


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 became effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect of adopting SFAS No. 146 changed the time of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148")." SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Generally the provisions of SFAS 148 became effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The disclosures of SFAS 148 are included in Note 2.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149")." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its operating results or financial condition.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150")." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material effect on its results of operations or financial condition.

3. ACQUISITION

     On March 12, 2003, PCTEL, Inc., completed its asset acquisition of Dynamic Telecommunications, Inc., ("DTI") through a newly wholly owned subsidiary PCTEL Maryland, Inc. DTI was a supplier of software-defined radio technology deployed in high-speed wireless scanning receivers, multi-protocol collection and analysis systems, interference measurement systems and radio frequency command and control software solutions. In connection with the asset acquisition, PCTEL Maryland, a wholly-owned subsidiary of PCTEL, and DTI Holdings, Inc., the sole shareholder of DTI, entered into an Asset Purchase Agreement dated as of March 12, 2003 under which our wholly-owned subsidiary acquired substantially all of the assets of DTI, including intellectual property, receivables, property and equipment and other tangible and intangible assets used in DTI's business.

     In exchange for the acquired net assets, PCTEL paid DTI $11.0 million in cash out of its working capital. In addition, DTI may be entitled to earn-out payments if PCTEL Maryland, Inc. meets specified financial targets in fiscal years 2003 and 2004.

     The purchase price of $11.0 million was allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition as determined by an independent valuation firm. We attributed $2.3 million (an additional $0.5 million capitalized in the quarter) to net assets acquired, $1.1 million to acquired in-process research and development, $200,000 to the covenant not to compete and $4.4 million to other intangible assets, net, in the accompanying consolidated balance sheets. The $3.0 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. We expensed in-process research and development and amortize the covenant not to compete over two years and other intangible assets over an estimated useful life of four years.

    An additional payment of $168,189 was made in July 2003 to DTI after they delivered a final balance sheet as agreed upon in the Asset Purchase Agreement. The additional payment was based on the assets and liabilities of DTI as reported on its balance sheet as of March 31, 2003.

    The unaudited pro forma affect on the financial results of PCTEL as if the acquisition had taken place on January 1, 2003 and 2002 is as follows:


                                                                Six Months Ended
                                                                    June 30,
                                                                2003        2002
                                                             ---------------------

   REVENUES                                                  $  24,715    $ 24,510

   INCOME FROM OPERATIONS                                          892         177

   NET INCOME                                                $   1,630    $  1,448
                                                             =====================

   Basic earnings per share                                  $    0.08    $   0.07

   Shares used in computing basic earnings per share            19,733      19,827

   Diluted earnings per share                                $    0.08    $   0.07

   Shares used in computing diluted earnings per share          20,635      20,042


4.   DISPOSITION


      On May 12, 2003, PCTEL, Inc., completed the sale of certain of its assets to Conexant Systems, Inc., ("Conexant"). Conexant is a supplier of semiconductor system solutions for communications applications. In connection with the transaction, PCTEL and Conexant entered into an Asset Purchase Agreement dated as of May 8, 2003 (the "Purchase Agreement") under which Conexant acquired specified assets of PCTEL relating to a component of PCTEL's HSP modem operations and consisting of inventory, fixed assets from PCTEL's offices in Taiwan, contracts with customers and distributors related to the soft modem products, and limited intellectual property. PCTEL did not transfer any of its patent portfolio in connection with this transaction, and PCTEL retained all operating contracts and intellectual property assets associated with our hardware modem and wireless products.

     In exchange for the assets acquired from PCTEL, Conexant delivered approximately $6.75 million in cash to PCTEL, which represents $4.25 million plus the book value of the acquired inventory and fixed assets being transferred to Conexant. Conexant has also agreed to assume certain liabilities of PCTEL and agreed to pay an additional $4 million in cash to PCTEL in two equal installments due on November 1, 2003 and December 31, 2003. The total proceeds of $10.7 million netted a gain on sale of assets of $4.3 million. In connection with the Purchase Agreement, Conexant agreed to license PCTEL's Segue Wi-Fi software for use with certain of its products. Conexant will pay to PCTEL an aggregate of $1 million, payable in quarterly installments of $250,000 as consideration for this license beginning in the quarter ending September 30, 2003.

     Concurrently with the completion of the transaction with Conexant, PCTEL and Conexant also completed an Intellectual Property Assignment Agreement and Cross-License Agreement ("IPA"). PCTEL provided Conexant with a non-exclusive, worldwide license to certain of PCTEL's soft modem patents, including technology essential to the implementation of the V.90 standard (soft modems). In addition, Conexant assigned 46 U.S. patents and patent applications relating to modem and other access technologies to PCTEL as part of the transaction. In consideration for the rights obtained by Conexant from PCTEL under this agreement, and taking into account the value of rights obtained by PCTEL from Conexant under this agreement, during the four-year period beginning on July 1, 2003 and ending on June 30, 2007, Conexant agreed to pay to PCTEL, on a quarterly basis, royalties in the amount of ten percent (10%) of the revenue received during the royalty period, up to a maximum amount of $500,000 per quarter with respect to each calendar quarter during the royalty period, contingent upon sales by Conexant during the period. Any such future payments by Conexant to PCTEL in connection with the IPA will be recorded as part of the gain on sale of assets and related royalties in the statement of operations, pursuant to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

5.   GOODWILL AND OTHER INTANGIBLE ASSETS DISCLOSURE

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

     The changes in the carrying amount of goodwill and other intangible assets for the six months ended June 30, 2003 was an increase of $3.0 million. Goodwill decreased $0.3 million in the three months ended June 30, 2003 due to adjustments related to the DTI acquisition.


                                                 GOODWILL, NET
                                                 -------------


Balance at December 31, 2002                            1,255
Goodwill from the acquisition of DTI                    3,006
                                                 -------------
Balance at June 30, 2003                         $      4,261
                                                 =============


                                                                        OTHER                                 OTHER
                                                                      INTANGIBLE        ACCUMULATED         INTANGIBLE
                                                                        ASSETS          AMORTIZATION       ASSETS, NET
                                                                   -----------------  -----------------  -----------------
                                                                                       (in thousands)
Balance at December 31, 2002                                        $           452     $          (87)    $          365
                                                                   =================  =================  =================

    Amortization of December 31, 2002 other intangible assets                   452               (162)               290
    Other intangible assets from the acquisition of DTI                       4,600               (361)             4,239
    Purchase of patents                                                         299                 (2)               297
                                                                   -----------------  -----------------  -----------------
Balance at June 30, 2003                                            $         5,351     $         (525)    $        4,826
                                                                   =================  =================  =================


6.   INVENTORY LOSSES AND RECOVERY

     Due to the changing market conditions, economic downturn and estimated future requirements, inventory write-downs of $10.9 million were recorded in the second half of 2001. Of the $10.9 million, $2.3 million related to firm purchase order commitments with our major suppliers and the remaining $8.6 million related to excess inventory on hand or disposed. During the six months ended June 30, 2003, we did not record any additional inventory write-downs having either sold or disposed of all the written down inventories and recovered $1.8 million of the former write-downs. As of June 30, 2003 and December 31, 2002, the cumulative write down for excess inventory on hand was $0 million and $2.1 million, respectively.

7.   RESTRUCTURING CHARGES

2003 Restructuring

     On May 12, 2003, PCTEL, Inc., completed the sale of certain of its assets to Conexant Systems, Inc., ("Conexant"). Conexant is a supplier of semiconductor system solutions for communications applications. In connection with the transaction, PCTEL and Conexant entered into an Asset Purchase Agreement dated as of May 8, 2003 (the "Purchase Agreement") under which Conexant acquired specified assets of PCTEL relating to a component of PCTEL's HSP modem operations and consisting of inventory, fixed assets from PCTEL's offices in Taiwan, contracts with customers and distributors related to the soft modem products, and limited intellectual property. PCTEL did not transfer any of its patent portfolio in connection with this transaction, and PCTEL retained all operating contracts and intellectual property assets associated with our hardware modem and wireless products.

     As a result of the disposition, 29 employees were transferred to Conexant. An additional 26 employees, both foreign and domestic, were terminated along with the related facilities closures, which will occur over the next two quarters. The total restructuring may aggregate $2.8 million consisting of severance and employment related costs of $1.5 million and costs related to closure of excess facilities as a result of the reduction in force of $1.3 million. For the three months ended June 30, 2003, $2.5 million was expensed. The remaining balance of $0.3 million would be expensed during the remainder of the year.

    As of June 30, 2003, approximately $575,000 of termination compensation and related benefits had been paid to terminated employees and approximately $433,000 of lease payments and related costs had been paid to the landlord for the excess facilities. As of June 30, 2003, the remaining accrual balance of $1.5 million restructuring will be paid monthly through January 2006.

2002 Restructuring

     In the quarter ended June 30, 2002, we eliminated 20 positions (consisting of 13 research and development, 5 sales and marketing and 2 general and administrative positions). In September 2002, we announced our intention to relocate our headquarters and finance functions to Chicago, Illinois. As a result of the move, 5 general and administrative positions were replaced in December 2002 and we further eliminated 7 research and development positions. In the aggregate, 27 positions were eliminated during the year ended December 31, 2002. The restructuring resulted in $928,000 of charges for the year ended December 31, 2002, consisting of severance and employment related costs of $688,000 and costs related to closure of excess facilities as a result of the reduction in force of $240,000.

     As of June 30, 2003, approximately $671,000 of termination compensation and related benefits had been paid to terminated employees in connection with the 2002 restructuring. As of June 30, 2003, approximately $329,000 of lease payments and related costs had been paid to the landlord for the excess facilities. As of June 30, 2003, the entire 2002 restructuring has been completed, with cash payments of $133,000 in the three months ended June 30, 2003.

     The combined effect of the 2003 and 2002 restructurings is:

                                                 ACCRUAL                                               ACCRUAL
                                                BALANCE AT                                            BALANCE AT
                                                 MARCH 31,       RESTRUCTURING                         JUNE 30,
                                                  2003              CHARGES          PAYMENTS            2003
                                             ----------------  ----------------  ----------------  ----------------
Severance and employment related costs          $         17     $       1,092     $         593     $         516
Costs for closure of excess facilities                    84             1,404               548               940
                                             ----------------  ----------------  ----------------  ----------------
                                                $        101     $       2,496     $       1,141     $       1,456
                                             ================  ================  ================  ================

Amount included in long-term liabilities                                                             $         751
                                                                                                   ================
Amount included in short-term liabilities                                                            $         705
                                                                                                   ================

2001 Restructuring

     On February 8, 2001, we announced a series of actions to streamline support for our voiceband business and sharpen our focus on emerging growth sectors. These measures were part of a restructuring program and included a reduction in worldwide headcount of a total of 22 employees (consisting of 7 research and development employees, 9 sales and marketing employees and 6 general and administrative employees), a hiring freeze and cost containment programs. On May 1, 2001, we announced a new business structure to provide for greater focus on our activities with a significantly reduced workforce. A total of 42 positions were eliminated as part of this reorganization (consisting of 13 research and development, 12 sales and marketing and 17 general and administrative positions). In the fourth quarter of 2001, a total of 26 positions (consisting of 7 research and development, 8 sales and marketing and 11 general and administrative positions) were eliminated to further focus our business. In the aggregate, 90 positions were eliminated during the year ended December 31, 2001. The restructuring resulted in $3.8 million of charges for the year ended December 31, 2001, consisting of severance and employment related costs of $2.5 million and costs related to closure of excess facilities as a result of the reduction in force of $1.3 million.

     As of December 31, 2002, approximately $2.4 million of termination compensation and related benefits had been paid to terminated employees. As of December 31, 2002, approximately $1.2 million of lease payments and related costs had been paid to the landlord for the excess facilities. As of March 31, 2003, the entire 2001 restructuring has been completed, with cash payments of $141,000 in the three months ended March 31, 2003.

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

     As of June 30, 2003 and December 31, 2002, we had accrued royalties of approximately $3.3 million and $3.7 million, respectively. Of these amounts, approximately $74,000 and $450,000 represent amounts accrued based upon signed royalty agreements as of June 30, 2003 and December 31, 2002, respectively. While management is unable to estimate the maximum amount of the range of possible settlements, it is possible that actual settlements could exceed the amounts accrued as of each date presented.

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

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.


In March 2002, plaintiff Ronald H. Fraser ("Fraser") filed a Verified Complaint (the "Complaint") in Santa Clara County (California) Superior Court for breach of contract and declaratory relief against the Company, and for breach of contract, conversion, negligence and declaratory relief against the Company's transfer agent, Wells Fargo Bank Minnesota, N.A ("Wells Fargo"). The Complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering on April 14, 2000. Wells Fargo filed a Verified Answer to the Complaint in June 2002 and in July 2002, the Company filed a Verified Answer to the Complaint, denying Fraser's claims and asserting numerous affirmative defenses. Wells Fargo and the Company have each filed Cross-complaints against the other for indemnity.

Wells Fargo filed a motion for summary judgment, or alternatively for summary adjudication, which was heard on July 29, 2003. The Court has not issued its ruling on Wells Fargo's motion. A trial setting conference has been scheduled for August 19, 2003.

We believe that we have meritorious defenses and intend to vigorously defend the action. Because the action is still in its early stages, we cannot at this time provide an estimate of the range of potential loss, or the probability of a favorable or unfavorable outcome.

In May 2003, we filed three separate lawsuits asserting infringement of our intellectual property rights. Below is a description of the claims and status of those lawsuits:

     - U.S. Robotics Corporation. On May 23, 2003, we filed in the U.S. District Court for the Northern District of California (C03-2471 MJJ) a patent infringement lawsuit against U.S. Robotics Corporation claiming that U.S. Robotics has infringed one of our patents (U.S. Patent No. 4,841,561 (`561)). U.S. Robotics filed its answer and counterclaim to our complaint in June 2003 asking for a declaratory judgment that the claims of the `561 patent are invalid and not infringed by U.S. Robotics. We filed our reply to U.S. Robotics' counterclaim on July 2, 2003.

     - PCTEL v. Broadcom Corporation. On May 23, 2003, we filed in the U.S. District Court for the Northern District of California (C03-2475 MJJ) a patent infringement lawsuit against Broadcom Corporation claiming that Broadcom has infringed four of our patents (`561; and U.S. patent numbers 5,787,305 (`305); 5,931,950 (`950); and 6,493,780 (`780)). Broadcom filed its answer and counterclaim to our complaint in July 2003 asking for a declaratory judgment that the claims of the four patents are invalid and/or unenforceable, and not infringed by Broadcom.

     - Agere Systems and Lucent Technologies. On May 23, 2003, we filed in the U.S. District Court for the Northern District of California (C03-2474 MJJ) a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of our patents (`561, `305, `950 and `780) and that Lucent was infringing three of our patents (`561, `305 and `950). Agere and Lucent filed their answers to our complaint in July 2003. Agere filed a counterclaim asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere.

     In addition to the three lawsuits described above, we also have continuing litigation with 3Com related to intellectual property infringement and related matters. Both we and 3Com having pending patent infringement lawsuit against one another in the U.S. District Court for the Northern District of California. Both suits were initially filed in March 2003. 3Com initially filed their suit against us in the Northern District of Illinois, but that case was subsequently remanded to the Northern California District Court. We are claiming that 3Com is infringing one of our patents (`561) and are seeking a declaratory judgment that certain 3Com patents are invalid and not infringed by PCTEL. 3Com is alleging that our HSP modem products infringed certain 3Com patents and is seeking a declaratory judgment that our `561 patent is invalid and not infringed by 3Com. In addition, in May 2003, we filed a complaint against 3Com in the Santa Clara Superior Court of the State of California in the County of Santa Clara (C03-3124
SI) under California's Unfair Competition Act. Subsequently, 3Com filed a notice of removal, removing the case to the Northern District of California and we have filed a notice of motion and motion to remand the case to the Santa Clara Superior Court.

     In June 2003, we filed a motion to consolidate our pending patent infringement cases with 3Com filed as well as our pending patent infringement lawsuits with U.S. Robotics, Broadcom, Agere and Lucent described above. The hearing on our motion to consolidate is set for August 19, 2003 and the court has issued an order relating all of the cases to the same judge.

     We believe we have meritorious claims and defenses in our disputes with 3Com, Broadcom, U.S. Robotics, Agere and Lucent. However, because of the inherent uncertainties of litigation in general, we are not assured that we will ultimately prevail or receive the judgments that we seek. In addition, we may be required to pay substantial monetary damages. Litigation such as our suits with 3Com, Broadcom, U.S. Robotics, Agere and Lucent can take years to resolve and can be expensive to pursue and/or defend. The court's decisions on current, pending and future motions could have the effect of determining the ultimate outcome of the litigation prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. Accordingly, an adverse judgment could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially. In addition, the allegations and claims involved in these lawsuits, even if ultimately resolved in our favor, could be time consuming to litigate, result in costly litigation and divert management attention. These lawsuits could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

Due to the nature of litigation generally, we cannot ascertain the final resolution of the lawsuits, or estimate the total expenses, possible damages or settlement value, if any, that we may ultimately receive or incur in connection with these lawsuits.

9.    AMORTIZATION OF DEFERRED COMPENSATION:

     For the three and six months ended June 30, 2003 and 2002, amortization of deferred compensation (in thousands) relates to the following functional categories:

                                             THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                         -----------------------------------    ------------------------------------
                                              2003                2002               2003                 2002
                                         ---------------     ---------------    ----------------     ---------------
Research and development                 $         21        $         44       $          75        $          73
Sales and marketing                      $         63        $         34       $         149        $          71
General and administrative               $        157        $        105       $         316        $         214
                                         ---------------     ---------------    ----------------     ---------------
                                         $        241        $        183       $         540        $         358
                                         ===============     ===============    ================     ===============



     The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. In the event that options are issued in the future, the deferred stock compensation expense could increase.

10.  STOCK REPURCHASES:

    In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock, which was completed in February 2003. In February 2003, PCTEL extended its stock repurchase program and announced its intention to repurchase up to one million additional shares on the open market from time to time. The Company's repurchase activities will be at management's discretion based on market conditions and the price of the Company's common stock. During the three and six months ended June 30, 2003, we repurchased 20,000 and 505,400 shares, respectively, of our outstanding common stock for approximately $3.6 million. Since the inception of the stock repurchase program we have repurchased 1,281,200 shares of our outstanding common stock for approximately $8.8 million.

PCTEL, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2003. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward looking statements include, among others, those statements including the words, "may," "will," "plans," "seeks," "expects," "anticipates," "outlook," "intends," "believes" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC. Factors that might cause future results to differ materially from those discussed in the forward looking statements include, but are not limited to, those discussed in "Factors Affecting Operating Results" and elsewhere in this Quarterly Report.

OVERVIEW

     PCTEL, Inc. is a leading provider of cost-effective wireless networking solutions, including Wi-Fi and cellular mobility software, software-defined radio products and access technology. Over the past 24 months, the Company restructured from a provider of soft and hard modems to a provider of wireless data access solutions, with the acquisition of cyberPIXIE, Inc., a wireless access provider, the acquisition of Dynamic Telecommunications, Inc., (DTI) a supplier of software defined radio products, and the sale of its HSP soft modem product line to Conexant. As a result of these acquisitions, PCTEL obtained products and technology that enabled the Company to develop an innovative wireless product portfolio consisting of both PC client and network infrastructure products, primarily for the rapidly growing mobile data consumer market, and products and technology to measure and monitor wireless networks.

     The Company's products provide both client and infrastructure solutions for public wireless local area network ("WLAN") environments. Client products enable public WLAN access and ease of use across a wide range of Microsoft operating systems. The infrastructure products enable cost effective "hot spot" deployments within the constraints of widely recognized networking and security standards. Customers for our WLAN products are not typically individual end-users, but Internet access service providers such as WISPs (Wireless ISPs), cellular carriers, or other service aggregators. The products are offered as custom branded offerings associated with a particular carrier and typically include carrier specific `service finder' location databases. PCTEL receives an established fee, plus annual maintenance for software.

     The market for Wireless Fidelity (commonly referred to as 802.11 or "Wi-Fi") data connectivity is undergoing rapid growth and change. What began as a grass roots means of broadband connectivity using unlicensed RF spectrum is now being embraced by "hot spot" locations, wireless carriers and enterprise users. In order to become widely accepted, Wi-Fi must resolve issues related to ease-of-use, security and breadth of coverage. PCTEL's solutions make it possible to enjoy a "carrier grade" Wi-Fi connection that resolves many of the issues that have hindered broad adoption by consumers and enterprise users.


     PCTEL's wireless product line, Segue, is a PC-based software solution that facilitates roaming and connection to wireless networks and readily addresses the expanding hotspot market. The Segue solution consists of:

          o    the Segue Roaming Client software,

          o    the Segue SAM Soft Access point Module for Wi-Fi networks,

          o    the Segue Network Gateway and

          o    the Segue Controller.

     Our Segue Roaming Client permits wireless subscribers to install wireless network access cards and to roam from WLAN to WLAN and from cellular networks to WLANs. Our client makes wireless access to the Internet easy and seamless by providing:

          o a consistent look and feel regardless of operating system platform;

          o automatic presentation of user credentials dependent on the network being accessed;

          o user prioritization of network connection choices (between multiple available WLANs and cellular networks);

          o network specific user profiles for automatically launching VPN clients, modifying proxy settings, or automatically launching other applications; and

          o    easy location of WLAN networks utilizing an integrated database.


     The Segue Roaming Client enables users to access the highest bandwidth, lowest cost source of connectivity at any location, including their enterprise WLAN, Wi-Fi hot spots or cellular data networks using CDMA, GPRS or other standards. The Segue Roaming Client enables wireless carriers, enterprises and aggregators to manage the complexities of billing and authentication with a fully branded and intuitive client software.

     The Segue SAM Soft Access point Module for Wi-Fi networks permits Wi-Fi enabled notebook or desktop PC's to function as a Wi-Fi access point and router without the need for external devices such as routers and access points.

     Segue helps reduce the costs associated with network deployments by solving problems associated with network footprint, roaming, ease of use, and billing. The Segue Network Gateway performs several critical functions for both the mobile subscriber and the service provider. It acts as a router, verifies that users are authorized to be on the network, assigns IP addresses to those users and enforces location specific policies. The Segue Network Gateway connects the Segue Controller. The Segue Controller maintains subscriber information, provides support for billing operations, and also provides central management functions for the Segue Network Gateways within its span of control.

     The Company's line of Segue products are sold or licensed to PC manufacturers, PC card and board manufacturers, wireless carriers, wireless ISPs, software distributors, wireless test and measurement companies, and system integrators.

     To further expand the Company's wireless product offerings, PCTEL acquired Dynamic Telecommunications, Inc. (DTI) in March 2003. DTI supplies software-defined radio technology to measure and monitor cellular networks. The technology is sold in three forms:

          o as OEM receivers to wireless test and measurement system manufacturers and carriers,

          o    as integrated systems solutions,

          o and as components and systems to U.S. government agencies through prime contractors.

     The Company's scanning receiver collects and measures RF data, such as signal strength and base station identification in order to analyze wireless signals. The Company supplies wireless network operators, wireless infrastructure suppliers, and wireless test & measurement solution providers with receivers for their network optimization equipment.

OEM Receivers

     The Company's initial scanning receiver platform, released in March of 1997, is marketed under tile trade name `SeeGull' and supports such wireless protocols as AMPS, ETACS, iDEN and NAMPS (first generation wireless technologies). By employing the Company's proprietary software, all of its products have the capability to support multiple wireless protocols. As such, the Company is able to "customize" its receivers and penetrate multiple markets simply by adding software to the existing receiver platform.

     The SeeGull family of scanning receivers provide high-quality, reliable radio propagation measurements, demodulated protocol information and statistical data for cellular, PCS, 3G and other wireless networks. These products can acquire and report control channel and signal strength statistics such as average, maximum, minimum, percentile and standard deviation.

     The Company has extended the original SeeGull product through technology advances to support second generation (or 2G) radio technologies that make up the bulk of deployed wireless networks today. This line is called the SeeGull-DX line. In addition to supporting single band solutions, the Company has created receiver products that also support multiple bands within the same physical package. This is important for customers, for example, that own spectrum in both the cellular and PCS bands.

     The Company has produced a new version of the SeeGull receiver to support third generation (or 3G) technologies. This product, the SeeGull-LX, provides the capabilities of the SeeGull-DX but has a hardware platform with more memory and processing power to handle the more complex 3G-radio air interface. Like the SeeGull-DX, the SeeGull-LX is available in single and dual band configurations.

System Level Solutions

     The Company's system products leverage the soft receiver technology used in the SeeGull family of OEM scanning receivers. In order to deliver a system solution, the Company integrates and delivers the following components to direct customers:

     - From one to eight SeeGull receivers and appropriate mechanical packaging
     - InSite PC-based data collection software (developed by the Company)
     - 3rd party GPS or navigation subsystem
     - Laptop Computer
     - Cables (data & power)
     - Antennae

     The Company's Multi-Mode Receiver System is designed to enhance the productivity and efficiency of customers interested in either (a) making simultaneous RF coverage measurements for Multiple wireless protocols or (b) spectrum management Supporting an Automatic Frequency Planning (AFP) process or
(c) interference detection and maintenance.

     The Company developed this cost effective and portable solution to meet the needs of service providers, tower companies and telecommunications consultants focused on building and optimizing wireless networks. The system is based on the measurement performance of the SeeGull family of scanning receivers and is capable of capturing measurement data for up to eight wireless protocols simultaneously or providing scanning rates of up to 1,600 channels per second in a single protocol. A highly accurate internal GPS receiver communicates timing and location information during data collection. Data files stored on the computer hard drive can be exported and used in a variety of applications including mapping software, spreadsheets and other post-processing applications.

     In addition to the features noted above, the Multi-Mode Receiver Systems provide the user with the following features and benefits:

     - Simultaneous scanning of up to eight protocols;
     - Possible scanning rates of 1600 channels per second and 400 channels per second with base station demodulation capability;
     - Automatic channel list assignment based on the Multi-Mode System's analysis of external environment without operator input;
     - Compact size with single cable solution; Integrated database; - Very competitive price (up to one-fifth the cost of competitive products on the market);
     - Sophisticated software package called INSITE that includes an "auto-detect" feature that automatically configures the systems to the requirements of the external environment without technician input, providing a major innovation for the marketplace.

Government Products

     The Company has expanded beyond our product focus on the drive-test market and has secured commercial contracts for several new applications of our core software radio technology that have grown and diversified our revenue base. The Company has developed an integrated, cost effective and portable solution to meet the needs of service providers, tower companies and telecommunications consultants, who identify and manage interference within their network service areas. As the differences between traditional, purpose-built receivers for government markets and commercial drive test receiver technology have narrowed, the Company's technology has found application in the government market developing RF surveying systems, narrowband jamming systems and wide tuning range receivers.

     In addition to the wireless product line and software-defined radio technology, PCTEL offers our intellectual property through licensing and product royalty arrangements. The Company has over 130 patents granted or pending addressing technology essential to International Telecommunications Union (ITU) communication standards as well as other communications technology related areas (DSL, wireless, LAN). We are constantly looking to expand and strengthen our intellectual property portfolio in these areas through additional acquisitions of intellectual property. Many companies in the communications industry, such as Conexant, ESS Technology, Smart Link and others, license our technology directly or indirectly. We have filed various patent infringement lawsuits and are aggressively pursuing large and small unlicensed companies to acknowledge and license the use of applicable intellectual property from us. The company's cost of litigation on an annual basis is expected to be $3.0 to $4.0 million, all litigation is inherently risky and there is no assurance that we will prevail. The license will become fully paid in 2007. In addition, Conexant assigned 46 U.S. patents and patent applications relating to modem and other access technologies to PCTEL as part of the transaction.

     On March 12, 2003, PCTEL, Inc., completed its asset acquisition of Dynamic Telecommunications, Inc., ("DTI") through a newly wholly owned subsidiary PCTEL Maryland, Inc. DTI was a supplier of software-defined radio technology deployed in high-speed wireless scanning receivers, multi-protocol collection and analysis systems, interference measurement systems and radio frequency command and control software solutions. In connection with the asset acquisition, PCTEL Maryland, a wholly-owned subsidiary of PCTEL, and DTI Holdings, Inc., the sole shareholder of DTI, entered into an Asset Purchase Agreement dated as of March 12, 2003 under which our wholly-owned subsidiary acquired substantially all of the assets of DTI, including intellectual property, receivables, property and equipment and other tangible and intangible assets used in DTI's business.

     On May 12, 2003, PCTEL, Inc., completed the sale of certain of its assets to Conexant Systems, Inc., ("Conexant"). Conexant is a supplier of semiconductor system solutions for communications applications. In connection with the transaction, PCTEL and Conexant entered into an Asset Purchase Agreement dated as of May 8, 2003 (the "Purchase Agreement") under which Conexant acquired specified assets of PCTEL relating to a component of PCTEL's HSP modem operations and consisting of inventory, fixed assets from PCTEL's offices in Taiwan, contracts with customers and distributors related to the soft modem products, and limited intellectual property. PCTEL did not transfer any of its patent portfolio in connection with this transaction, and PCTEL retained all operating contracts and intellectual property assets associated with our hardware modem and wireless products.

     As of June 30, 2003, we have $91.2 million and $20.2 million in cash and cash equivalents and short-term investments, respectively, that potentially subjects us to credit and market risks. To mitigate credit risk related to short-term investments, we have an investment policy to preserve the value of capital and generate interest income from these investments without undue exposure to risk fluctuations. Market risk is the potential loss due to the change in value of a financial instrument due to interest rates or bond prices. Our policy is to invest in financial instruments with short durations, limiting interest rate exposure, and to benchmark performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.

CRITICAL ACCOUNTING POLICIES

     We have prepared the financial information in this report in accordance with generally accepted accounting principles in the United States of America. The preparation of our condensed consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     Revenues consist primarily of sales of products to carriers, OEMs and distributors. Revenues from sales to customers are recognized upon shipment when title and risk of loss passes to the customers, unless we have future obligations or have to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been achieved. We provide for estimated sales returns and customer rebates related to sales to carriers and OEMs at the time of shipment. Customer rebates are recorded against receivables to the extent that the gross amount has not been collected by the end customer. Once the gross amount has been collected, the accrued customer rebate is then reclassified as accrued liabilities. As of June 30, 2003 and December 31, 2002, we had an allowance for customer rebates against accounts receivable of $0 and $95,000, respectively, and accrued customer rebates, presented as current liabilities on the balance sheet, of $1.1 million and $1.7 million, respectively. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to end-users. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 60 days after shipment.

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

Inventory Write-downs and Recoveries

     Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of June 30, 2003 and December 31, 2002 were composed of raw materials, sub assemblies, finished goods and work-in-process. We regularly monitor inventory quantities on hand and, based on our current estimated requirements, it was determined that there was no excess inventory, not reserved, as of June 30, 2003 and December 31, 2002. Due to competitive pressures and technological innovation, it is possible that these estimates could change in the near term.

     For the six months ended June 30, 2003, we did not record any additional inventory write-downs. We sold most of the written down inventories and recovered $1.8 million of the former write-downs for the six months ended June 30, 2003. As of June 30, 2003, the cumulative write-down for excess inventory on hand was $0 million.

Accrued Royalties

     We record an accrual for estimated future royalty payments for relevant technology of others used in our product offerings in accordance with SFAS No. 5, "Accounting for Contingencies." The estimated royalties accrual reflects management's broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements based upon our judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. Accordingly, the royalties accrual reflects estimated costs of settling claims rather than continuing to defend our legal positions and is not intended to be, nor should it be interpreted as, an admission of infringement of intellectual property, valuation of damages suffered by any third parties or any specific terms that management has predetermined to agree to in the event of a settlement offer. We have accrued our best estimate of the amount of royalties payable for royalty agreements already signed, agreements that are in negotiation and unasserted but probable claims of others using advice from third party technology advisors and historical settlement rates.

     As of June 30, 2003 and December 31, 2002, we had accrued royalties of approximately $3.3 million and $3.7 million, respectively. However, the amounts accrued may be inadequate and we will be required to take a charge if royalty payments are settled at a higher rate than expected. In addition, settlement arrangements may require royalties for past sales of the associated products. As a result of the litigation settlement with Dr. Brent Townshend in March 2002, we made cash royalty payment of $14.3 million related to past liability and prepayment of future liabilities to Dr. Townshend. The settlement did not have a material adverse impact on the results of operations. As of June 30, 2003, the balance of the prepayments of $3.0 million was written-off due to the disposition of certain assets to Conexant.

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

     We currently have a subsidiary in Japan as well as branch offices in Taiwan, France, Yugoslavia and Korea. Yugoslavia and Korea are presently in the liquidation process. The complexities brought on by operating in several different tax jurisdictions inevitably lead to an increased exposure to worldwide taxes. Should review of our tax fillings and such reviews result in unfavorable adjustments to our tax returns, our operating results and financial position could be materially and adversely affected.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(All amounts in tables, other than percentages, are in thousands)

Revenues

 -----------------------------------------------------------------------------------------------------------------------
                                                THREE MONTHS       THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                 ENDED JUNE        ENDED JUNE 30,     ENDED JUNE 30,     ENDED JUNE 30,
                                                  30, 2003             2002               2003               2002
 Revenues....................................     $  10,176          $  9,557          $  23,258          $  19,899
 % change from year ago period...............           6.5%                                16.9%
 -----------------------------------------------------------------------------------------------------------------------

     Our revenues consist of product sales of Wi-Fi and cellular mobility software, software-defined radio products, access technology licensing and hard and soft modems. Revenues increased $0.6 million for the three months ended June 30, 2003 compared to the same period in 2002. Revenues for the six months ended June 30, 2003 increased $3.4 million compared to the same period in 2002. The revenue increase was primarily due to our acquisition of DTI, new wireless products sales and a one-time adjustment of $2.0 million related to adjustments to final accounts receivable reserves and customer rebate programs for the soft modem product line. Going forward, revenue will be primarily related to wireless solutions and our access technology licensing efforts.

Gross Profit

 -----------------------------------------------------------------------------------------------------------------------
                                                THREE MONTHS       THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                 ENDED JUNE       ENDED JUNE 30,     ENDED JUNE 30,     ENDED JUNE 30,
                                                  30, 2003             2002               2003               2002
 Gross profit................................    $   6,418          $   5,542         $   12,941         $    10,658
 Percentage of revenues......................         63.1%              58.0%              55.6%               53.6%
 % change from year ago period...............         15.8%                                 21.4%
 -----------------------------------------------------------------------------------------------------------------------

     Cost of revenues consists primarily of cost of operations, components we purchase from third party manufacturers and also includes accrued intellectual property royalties.

     Gross profit increased $0.9 million for the three months ended June 30, 2003 compared to the same period in 2002 primarily as a result of wireless products higher gross profit and a one-time adjustment of $2.0 million related to adjustments to final accounts receivable reserves and customer rebate programs for the soft modem product line. Gross profit as a percentage of revenues increased from 58.0% for the three months ended June 30, 2002 to 63.1% for the three months ended June 30, 2003 and increased from 53.6% for the six months ended June 30, 2002 to 55.6% for the six months ended June 30, 2002 for the same reasons. Gross profit as a percentage of revenues was also favorably impacted due to the $0.5 million in inventory recovery.

Research and Development

 -----------------------------------------------------------------------------------------------------------------------
                                                THREE MONTHS       THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                 ENDED JUNE       ENDED JUNE 30,     ENDED JUNE 30,     ENDED JUNE 30,
                                                  30, 2003             2002               2003               2002
 Research and development....................    $  2,183           $  2,761           $  4,301           $  5,157
 Percentage of revenues......................        21.5%              28.9%              18.5%              25.9%
 % change from year ago period...............       (20.9)%                               (16.6)%
 -----------------------------------------------------------------------------------------------------------------------

     Research and development expenses include costs for software and hardware development, prototyping, certification and pre-production costs. We expense all research and development costs as incurred.

     Research and development expenses decreased by $0.6 and $0.9 million for the three and six months ended June 30, 2003 compared to the same periods in 2002 primarily because of the reduction in work force in May 2003. As a percentage of revenues, research and development costs decreased for the three and six months ended June 30, 2003 for the same reasons as above.

Sales and Marketing

 -----------------------------------------------------------------------------------------------------------------------
                                                THREE MONTHS       THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                 ENDED JUNE       ENDED JUNE 30,     ENDED JUNE 30,     ENDED JUNE 30,
                                                  30, 2003             2002               2003               2002
 Sales and marketing.........................    $  1,892           $  1,853           $  4,154           $  3,491
 Percentage of revenues......................        18.6%              19.4%              17.9%              17.5%
 % change from year ago period...............         2.1%                                 19.0%
 -----------------------------------------------------------------------------------------------------------------------


     Sales and marketing expenses consist primarily of personnel costs, sales commissions and marketing costs. Marketing costs include promotional costs, public relations and trade shows.

     Sales and marketing expenses increased $0.04 and $0.7 million for the three and six months ended June 30, 2003 compared to the same period in 2002 due to higher trade shows costs. Sales and marketing expenses as a percentage of revenues changed slightly for the three and six months ended June 30, 2003 compared to the same period in 2002.

General and Administrative

 -----------------------------------------------------------------------------------------------------------------------
                                                THREE MONTHS       THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                 ENDED JUNE       ENDED JUNE 30,     ENDED JUNE 30,     ENDED JUNE 30,
                                                  30, 2003             2002               2003               2002
 General and administrative..................    $  2,800           $  1,142           $  4,651           $  2,608
 Percentage of revenues......................        27.5%              11.9%              20.0%              13.1%
 % change from year ago period...............       145.2%                                 78.3%
 -----------------------------------------------------------------------------------------------------------------------

     General and administrative expenses include costs associated with our general management and finance functions as well as professional service charges, such as legal, tax, audit and accounting fees. Other general expenses include rent, insurance, utilities, travel and other operating expenses to the extent not otherwise allocated to other functions.

     General and administrative expenses increased $1.7 and $2.0 million for the three and six months ended June 30, 2003 compared to the same period in 2002. The increase was due to inclusion of DTI's expenses and legal costs associated with our patent infringement litigation against 3Com, U.S. Robotics, Broadcom, Agere Systems and Lucent Technologies. We anticipate spending between $3.0 and $4.0 million per year in legal expenses related to these lawsuits.

Amortization of Other Intangible Assets

 -----------------------------------------------------------------------------------------------------------------------
                                                THREE MONTHS       THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                 ENDED JUNE       ENDED JUNE 30,     ENDED JUNE 30,     ENDED JUNE 30,
                                                  30, 2003             2002               2003               2002
 Amortization of other intangible assets.....    $    339           $     --           $    438           $     --
 Percentage of revenues......................         3.3%                                  1.9%
 -----------------------------------------------------------------------------------------------------------------------


    In March 2003, we acquired the assets of DTI for a total of $11.0 million in cash. The acquisition was accounted for under the purchase method of accounting and the results of operations of DTI were included in our financial statements from March 12, 2003, the date of acquisition. Under the purchase method of accounting, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price and allocated to in-process research and development, goodwill and other intangible assets. The purchase price of $11.0 million was allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition as determined by an independent valuation firm. We attributed $2.3 million (an additional $0.5 million capitalized in the quarter) to net assets acquired, $1.1 million to acquired in-process research and development, $200,000 to the covenant not to compete and $4.4 million to other intangible assets, net, in the accompanying consolidated balance sheets. The $3.0 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. We expensed in-process research and development and amortize the covenant not to compete over two years and other intangible assets over an estimated useful life of four years.

    In May 2002, we acquired the assets of cyberPIXIE, Inc. for a total of $1.6 million in cash. The purchase price of $1.6 million was allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The acquisition was accounted for under the purchase method of accounting. Under the purchase method of accounting, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price and allocated to in-process research and development, goodwill and other intangible assets. In this circumstance, the difference was $1.4 million. We attributed $102,000 of the excess purchase price to in-process research and development and the balance of $1.3 million to goodwill ($863,000) and developed technology ($452,000). We have classified this balance of $1.3 million as goodwill and other intangible assets, net, in the accompanying consolidated balance sheets and are amortizing the developed technology over a useful life of three years.

     Effective January 1, 2002, we have adopted the provisions of SFAS No. 142, "Goodwill and Other Intangibles," under which goodwill is no longer being amortized and will be tested for impairment at least annually. As a result of the acquisitions discussed above, amortization of intangible assets increased to $438,000 for the six months ended June 30, 2003.

Restructuring Charges

 -----------------------------------------------------------------------------------------------------------------------
                                                THREE MONTHS       THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                 ENDED JUNE       ENDED JUNE 30,     ENDED JUNE 30,     ENDED JUNE 30,
                                                  30, 2003             2002               2003               2002
 Restructuring charges.......................    $  2,496           $    647           $  2,651           $    647
 Percentage of revenues......................        24.5%               6.8%              11.4%               3.3%
 -----------------------------------------------------------------------------------------------------------------------


         Restructuring expenses increased $1.8 and $2.0 million for the three and six months ended June 30, 2003 compared to the same periods in 2002. These increases are related to 2003 restructuring.

     26 employees, both foreign and domestic, were terminated subsequent to the sale of the soft modem product line to Conexant in May 2003 along with the related facilities closures, which will occur over the next two quarters. The total restructuring may aggregate $2.8 million consisted of severance and employment related costs of $1.5 million and costs related to closure of excess facilities as a result of the reduction in force of $1.3 million. For the three months ended June 30, 2003, $2.5 million was expensed. The remaining balance of $0.3 million would be expensed during the remainder of the year.

Amortization of Deferred Compensation

 -----------------------------------------------------------------------------------------------------------------------
                                                THREE MONTHS       THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                 ENDED JUNE       ENDED JUNE 30,     ENDED JUNE 30,     ENDED JUNE 30,
                                                  30, 2003             2002               2003               2002
 Amortization of deferred compensation ......     $   241           $    183            $    540           $    358
 Percentage of revenues......................         2.4%               1.9%                2.3%               1.8%
 % change from year ago period...............        31.7%                                  50.8%
 -----------------------------------------------------------------------------------------------------------------------

     In connection with the grant of restricted stock to employees in 2002 and 2001, we recorded deferred stock compensation of $3.7 million and $1.8 million, respectively; representing the fair value of our common stock on the date the restricted stock was granted. Such amounts are presented as a reduction of stockholders' equity and are amortized ratably over the vesting period of the applicable shares.

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

     The amortization of deferred stock compensation increased $0.06 and $0.2 million for the three and six months ended June 30, 2003 compared to the same period in 2002 primarily due to the grant of restricted stock to employees in 2002. We expect the amortization of deferred stock compensation to be approximately $200,000 for each of the two remaining quarters in 2003, based on restricted stock option grants through December 31, 2002. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. If we grant additional restricted stock, the amortization of deferred compensation will increase.

Other Income, Net

 -----------------------------------------------------------------------------------------------------------------------
                                                THREE MONTHS       THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                 ENDED JUNE       ENDED JUNE 30,     ENDED JUNE 30,     ENDED JUNE 30,
                                                  30, 2003             2002               2003               2002
 Other income, net...........................    $    334           $     937          $     829           $  1,990
 Percentage of revenues......................         3.3%                9.8%               3.6%              10.0%
 % change from year ago period...............       (64.4)%                                (58.3)%
 -----------------------------------------------------------------------------------------------------------------------

     Other income, net, consists of interest income, net of interest expense. Interest income is expected to fluctuate over time. Other income, net, decreased $0.6 and $1.1 million for the three and six months ended June 30, 2003 compared to the same period in 2002 primarily due to the decrease in interest rates and change in cash and investment balances due to net cash outflow of the stock repurchase program offset by the stock options exercised and the net cash outflow for the asset acquisition of Dynamic Telecommunications, Inc. offset by the proceeds received from the disposition of assets to Conexant.

Provision for Income Taxes

 -----------------------------------------------------------------------------------------------------------------------
                                                THREE MONTHS       THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                 ENDED JUNE       ENDED JUNE 30,     ENDED JUNE 30,     ENDED JUNE 30,
                                                  30, 2003             2002               2003               2002
 Provision for income taxes..................    $     29           $     31           $     93           $     63
 -----------------------------------------------------------------------------------------------------------------------

     The realization of deferred tax assets is dependent on future profitability. During the third quarter of 2001, we recorded $5.3 million of provision for income taxes to establish valuation allowances against deferred tax assets in accordance with the provisions of FASB No. 109, "Accounting for Income Taxes" as a result of uncertainties regarding realizability. For the three and six months ended June 30, 2003, we recorded $29,000 and $93,000 of provision primarily for foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

 -----------------------------------------------------------------------------------------------------------------------
                                                                                     SIX MONTHS          SIX MONTHS
                                                                                   ENDED JUNE 30,      ENDED JUNE 30,
                                                                                        2003                2002
 Net cash provided by (used in) operating activities............................     $   4,808           $ (14,987)
 Net cash provided by investing activities......................................        31,206              14,689
 Net cash provided by financing activities......................................         2,198               2,403
 Cash, cash equivalents and short-term investments at the end of period.........       111,423             111,049
 Working capital at the end of period...........................................       105,542             103,305
 -----------------------------------------------------------------------------------------------------------------------


     The increase in net cash provided by operating activities for the six months ended June 30, 2003 compared to the same period in 2002 was primarily due to decrease in accounts receivable and the litigation settlement paid to Dr. Brent Townsend of $14.3 million in 2002 which negatively impacted cash last year. We anticipate spending between $3.0 and $4.0 million per year in legal expenses related to these lawsuits. Net cash provided by investing activities for the six months ended June 30, 2003 consists primarily of proceeds from the sales and maturities of the short-term investments, net of purchases of short-term investments, net cash outflow for the asset acquisition of Dynamic Telecommunications, Inc. against the proceeds received from the disposition to Conexant. The decrease in net cash provided by financing activities for the six months ended June 30, 2003 consists of payments for the repurchase of common stock associated with the shares repurchased by PCTEL net of proceeds from the issuance of common stock on exercise of stock options.

     In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock, which was completed in February 2003. In February 2003, PCTEL extended its stock repurchase program and announced its intention to repurchase up to one million additional shares on the open market from time to time. The Company's repurchase activities will be at management's discretion based on market conditions and the price of the Company's common stock. During the three and six months ended June 30, 2003, we repurchased 20,000 and 505,400 shares, respectively, of our outstanding common stock for approximately $3.6 million.

     As of June 30, 2003, we had $111.8 million in cash, cash equivalents and short-term investments and working capital of $104.9 million. Accounts receivable, as measured in days sales outstanding, was 43 days at June 30, 2003 compared to 25 days at June 30, 2002. The increase in days sales outstanding from June 30, 2002 to 2003 was primarily due to the change from the HSP soft modem product line to the DTI cash collection cycle.

     We believe that our existing sources of liquidity, consisting of cash, short-term investments and cash from operations, will be sufficient to meet our working capital needs for the foreseeable future. We will continue to evaluate opportunities for development of new products and potential acquisitions of technologies or businesses that could complement our business. We may use available cash or other sources of funding for such purposes. However, possible investments in or acquisitions of complementary businesses, products or technologies, or cash settlements resulting from new litigation, may require us to use our existing working capital or to seek additional financing. In addition, if the current economic downturn prolongs, we will need to continue to expend our cash reserves to fund our operations. As of June 30, 2003, we have non-cancelable operating leases for office facilities of $1.6 million through 2007, unpaid restructuring (severance and employment related costs and costs related to closure of excess facilities) of $1.5 million through December 2004 and no outstanding firm inventory purchase contract commitments with our major suppliers.

     The following summaries our contractual obligations (non-cancelable operating leases) for office facilities and the 2003 restructuring as of June 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

                                                   Less than                              After
                                         Total       1 year     1-3 years   4-5 years     5 years
                                      --------------------------------------------------------------
Contractual obligations
              Operating leases           $   1,609   $     217     $ 1,148        $ 244    $      -
                                      --------------------------------------------------------------
              2003 Restructuring             1,456         705         751            -           -
                                      --------------------------------------------------------------

                                      --------------------------------------------------------------
              Total obligations          $   3,065   $     922     $ 1,899        $ 244    $      -
                                      ==============================================================



     As part of the acquisition of DTI there is an earn out potential of $7.5 million over two years if certain milestones are achieved.

FACTORS AFFECTING OPERATING RESULTS

     This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

                          RISKS RELATED TO OUR BUSINESS

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS, WHICH MEET THE NEEDS OF OUR CUSTOMERS AND ACHIEVE BROAD MARKET ACCEPTANCE.

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

     The connectivity device and wireless markets are intensely competitive. We may not be able to compete successfully against current or potential competitors. We expect competition to increase in the future as current competitors enhance their product offerings, new suppliers enter the connectivity device and wireless markets, new communication technologies are introduced and additional networks are deployed. In addition, our client software competes with software developed internally by Network Interface Card
(NIC) vendors, service providers for local 802.11 networks, and with software developed by large systems integrators. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors affecting wireless markets include the following:

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

     - maintaining industry standards and obtaining product certifications as wireless networks continue to become more sophisticated,

     -  decreasing product time to market,

     - complying with changes to government regulations with respect to each country served and related to the use of radio spectrum, and

     - obtaining favorable carrier and OEM relationships, marketing alliances and effective distribution channels.

     Competitors in the market for products and technology that enable roaming between and among 802.11 wireless and cellular networks include Aptilo, Boingo, BVRP, Cisco, Colubris, Funk, GRIC, IBM, iPass, ipUnplugged, Microsoft, NetnearU, Nokia, Nomadix, Pronto Networks, Sierra Wireless and Starfish. We could also face future competition from companies that offer alternative communications solutions, or from large computer companies, PC peripheral companies and other large networking equipment companies. Competitors in the software radio product space and specifically for OEM receiver products include Agilent, Berkeley Varitronics, Comarco, Grayson Wireless, and Rohde & Schwarz. Furthermore, we could face competition from certain of our customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies. We can offer no assurance that we will be able to compete successfully against these competitors or that the competitive pressures we face will not adversely affect our business or operating results.

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

     Our success in the wireless market is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, our revenue may decline. Wireless access solutions relatively are unproven in the marketplace and some of the wireless technologies have only been commercially introduced in the last few years. We only began offering wireless products in the second quarter of fiscal 2002. If wireless access technology turns out to be unsuitable for widespread commercial deployment, we may not be able to generate enough sales to achieve and grow our business. We have listed below some of the factors that we believe are key to the success or failure of wireless access technology:

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

     The factors listed above influence our customers' purchase decisions when selecting wireless versus other high-speed access technology. For example, because of the frequency with which individuals using cellular phones experience fading or a loss of signal, customers often have the perception that all wireless technologies will have the same reliability constraints even though the wireless technology underlying wireless access products does not have the same problems as cellular phones. In some geographic areas, because of adverse weather conditions that affect wireless transmissions, but not wire line technologies, wireless products are not as successful as wire line technology. In addition, future legislation, legal decisions and regulation relating to the wireless telecommunications industry may slow or delay the deployment of wireless networks.

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

WE MAY NEVER ACHIEVE THE ANTICIPATED BENEFITS FROM OUR ACQUISITION OF DYNAMIC TELECOMMUNICATIONS, INC.

     We acquired Dynamic Telecommunications, Inc. in March 2003 as part of our continuing efforts to expand our wireless business and product offerings. We may experience difficulties in achieving the anticipated benefits of our acquisition of Dynamic Telecommunications. Dynamic Telecommunication's business utilizes software-defined radio technology to optimize and plan wireless networks. This acquisition represents a significant expansion of and new direction for our wireless business. Potential risks with this acquisition include:

     - large wireless carriers choosing to participate in Wi-Fi as a viable wireless access technology;

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

     - difficulties in assimilation of acquired personnel, operations, technologies or products;

     - possible impairment of relationships with employees and customers as a result of the acquisition of Dynamic Telecommunications; and

     -  acceptance of Wi-Fi as a viable technology for public Internet access.

     Furthermore, under the asset purchase agreement, PCTEL has an obligation to pay additional consideration to Dynamic Telecommunications if the business of Dynamic Telecommunications meets specified earnings targets. Any such earn-out payments may be paid, at our option, in cash or a combination of cash and our common stock. If the earn-out payments are paid in common stock, this would dilute our existing stockholders.

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

OUR REVENUES MAY FLUCTUATE EACH QUARTER DUE TO BOTH DOMESTIC AND INTERNATIONAL SEASONAL TRENDS.

     Wi-Fi is too new for us to be able to predict seasonal revenue patterns. Such patterns are true for wireless test and measurements businesses, such as DTI's, where capital spending is involved.

     We are currently expanding our sales in international markets, particularly in Europe and Asia. To the extent that our revenues in Europe and Asia or other parts of the world increase in future periods, we expect our period-to-period revenues to reflect seasonal buying patterns in these markets.

ANY DELAYS IN OUR NORMALLY LENGTHY SALES CYCLES COULD RESULT IN CUSTOMERS CANCELING PURCHASES OF OUR PRODUCTS.

     Sales cycles for our products with major customers are lengthy, often lasting nine months or longer. In addition, it can take an additional nine months or more before a customer commences volume production of equipment that incorporates our products. Sales cycles with our major customers are lengthy for a number of reasons, including:

     - our original equipment manufacturer customers and carriers usually complete a lengthy technical evaluation of our products, over which we have no control, before placing a purchase order,

     - the commercial integration of our products by an original equipment manufacturer and carriers is typically limited during the initial release to evaluate product performance,

     - the development and commercial introduction of products incorporating new technologies frequently are delayed, and o significant portion of our operating expenses is relatively fixed.

IP RIGHTS WIRELESS


WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY RIGHTS WITH RESPECT TO OUR WIRELESS BUSINESS AND THESE RIGHTS OFFER ONLY LIMITED PROTECTION AGAINST COMPANIES WHO MAY INFRINGE UPON OUR INTELLECTUAL PROPERTY.

     Our wireless products are dependent on trademarks and know how and other intellectual property rights. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. Unauthorized use of our wireless technology may result in development of products that compete with our products, which could impair our ability to grow or sustain our wireless business and our related revenues. As a result our business, financial condition, results of operations, and prospects may be materially and adversely affected. Policing unauthorized use of proprietary technology is difficult, and some foreign laws do not protect our proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources, including management attention. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting our proprietary rights may not be adequate. For example, pending patents may never be issued and current patents may be invalidated. As a result, these patents, both issued and pending, may not prove enforceable in actions against companies using technology we believe to be proprietary.

WE MAY BE SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY ASSOCIATED WITH OUR WIRELESS BUSINESS AND THIS COULD BE COSTLY TO DEFEND AND COULD PREVENT US FROM USING OR SELLING THE CHALLENGED TECHNOLOGY.

     In recent years, there has been significant litigation in the United States involving intellectual property rights. We have from time to time in the past-received correspondence from third parties alleging that we infringe the third party's intellectual property rights. We expect potential claims to increase in the future, including with respect to our wireless business. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their merits or success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. This could have a material and adverse effect on our business, results of operation, financial condition and prospects. Any potential intellectual property litigation against us related to our wireless business could also force us to do one or more of the following:

     - cease selling, incorporating or using technology, products or services that incorporate the infringed intellectual property,

     - obtain from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all, or

     - redesign those products or services that incorporate the disputed intellectual property, which could result in substantial unanticipated development expenses.

         If we are subject to a successful claim of infringement related to our wireless intellectual property and we fail to develop non-infringing intellectual property or license the infringed intellectual property on acceptable terms and on a timely basis, operating results could decline and our ability to grow and sustain our wireless business could be materially and adversely affected. As a result, our business, financial condition, results of operation and prospects could be impaired.

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

     Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of June 30, 2003, we employed a total of 34 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets will be impaired.


WE RELY ON INDEPENDENT COMPANIES TO MANUFACTURE, ASSEMBLE AND TEST OUR PRODUCTS. IF THESE COMPANIES DO NOT MEET THEIR COMMITMENTS TO US, OUR ABILITY TO SELL PRODUCTS TO OUR CUSTOMERS WOULD BE IMPAIRED.

     Segue Client: Our products are software products that operate on off-the-shelf 802.11b/g hardware.

     Segue Soft AP (SAM): We rely on our ability to forge relationships with
802.11 chipset manufacturers, in order to ensure that our software is compatible with their chipsets. There are many risks associated with this:

     -    Chipset manufacturers general unwillingness to partner with PCTEL,

     -    Chipset manufacturers not seeing the value provided by Soft AP; and

     - Chipset manufacturers viewing Soft AP as a threat to the hardware AP side of the business.

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

     We currently have a subsidiary in Japan as well as branch offices in Taiwan, France, Yugoslavia and Korea. Yugoslavia and Korea are presently in the liquidation process. The complexities resulting from by operating in several different tax jurisdictions inevitably leads to an increased exposure to worldwide tax challenges.

                          RISKS RELATED TO OUR INDUSTRY

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

     The Internet access business is characterized by rapidly changing technologies, short product life cycles and frequent new product introductions. To remain competitive, we have successfully introduced several new products.

     Both the cellular (2.5G) and WLAN (802.11) space is rapidly changing and prone to standardization. We will continue to evaluate, develop and introduce technologically advanced products that will position us for possible growth in the wireless Internet access market. If we are not successful in response to rapidly changing technologies, our products may became obsolete and we may not be able to compete effectively.

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

                    RISKS RELATED TO OUR LICENSING PROGRAM IP


OUR ABILITY TO SUSTAIN OR GROW OUR REVENUE FROM THE LICENSING OF OUR INTELLECTUAL PROPERTY IS SUBJECT TO MANY RISKS, AND ANY INABILITY TO SUCCESSFULLY LICENSE OUR INTELLECTUAL PROPERTY COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

We may not be able to sustain or grow our revenue from the licensing of our intellectual property. In addition to our wireless product line and software-defined radio technology, we offer our intellectual property through licensing and product royalty arrangements. We have over 130 patents granted or pending addressing both essential International Telecommunications Union and non-essential technologies. We intend to continue our efforts to expand our intellectual property portfolio. In connection with our intellectual property licensing efforts, we have filed several patent infringement lawsuits and are aggressively pursuing unlicensed companies to license their unauthorized use of our intellectual property. We have pending patent infringement litigation claims with 3Com, U.S. Robotics, Broadcom, Agere and Lucent. We expect litigation to continue to be necessary to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of these litigation matters, we cannot assure you that we will ultimately prevail or receive the judgments that we seek. We may not be able to obtain licensing agreements from these companies on terms favorable to us, if at all. In addition, we may be required to pay substantial monetary damages as a result of claims these companies have brought against us which could materially and adversely affect our business, financial condition and operating results.

LITIGATION EFFORTS RELATED TO OUR LICENSING PROGRAM ARE EXPECTED TO BE COSTLY AND MAY NOT ACHIEVE OUR OBJECTIVES

         Litigation such as our suits with 3Com, Broadcom, U.S. Robotics, Agere and Lucent can take years to resolve and can be expensive to pursue or defend. We currently expect our intellectual property litigation costs to be approximately $3.0 to $4.0 million on an annual basis. In addition, the allegations and claims involved in these lawsuits, even if ultimately resolved in our favor, could be time consuming to litigate and divert management attention. We may not ultimately prevail in these matters or receive the judgments that we seek. We could also face substantial monetary damages as a result of claims others bring against us. In addition, courts' decisions on current pending and future motions could have the effect of determining the ultimate outcome of the litigation prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses in the future. Accordingly, an adverse judgment could seriously harm our business, financial position and operating results and cause our stock price to decline substantially.

WE EXPECT TO CONTINUE TO BE SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY CLAIMS RELATED TO OUR LICENSING PROGRAM WHICH COULD IMPAIR OUR ABILITY TO GROW OR SUSTAIN REVENUES FROM OUR LICENSING EFFORTS.

     As we continue to aggressively pursue licensing arrangements with companies that are using our intellectual property without our authorization, we expect to continue to be subject to lawsuits claiming that challenge the validity of our intellectual property or that allege that we have infringed third party intellectual property rights. Any of these claims could results in substantial damages against us and could impair our ability to grow and sustain our licensing business. This could materially and adversely affect our business, financial condition, operating results and prospects. As a result, at least in part, of our licensing efforts to date, we are currently subject to claims from 3Com, U.S. Robotics, Broadcom, Agere and Lucent regarding patent infringement matters of the nature described above. We have also been subject to claims from others in the past regarding similar matters. In addition, in recent years, there has been significant litigation in the United States involving intellectual property rights. We expect these claims to increase as our intellectual property portfolio becomes larger. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their merits or success, would likely be time-consuming and expensive to resolve and could divert management's time and attention.

OUR ABILITY TO ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS MAY BE LIMITED, AND ANY LIMITATION COULD ADVERSELY AFFECT OUR ABILITY TO SUSTAIN OR INCREASE REVENUE FROM OUR LICENSING PROGRAM.

Our ability to sustain and grow revenue from the licensing of our intellectual property is dependant on our ability to enforce our intellectual property rights. Our ability to enforce these rights is subject to may challenges may be limited. For example, one or more of our pending patents may never be issued. In addition, our patents, both issued and pending, may not prove enforceable in actions against alleged infringers. 3Com, U.S. Robotics, Broadcom, Agere and Lucent have currently pending claims seeking to invalidate on or more of our patents. If a court were to invalidate one or more of our patents, this could materially and adversely affect our licensing program. Furthermore, some foreign laws, including those of various countries in Asia, do not protect our proprietary rights to the same extent as United States laws.

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



                        RISKS RELATED TO OUR COMMON STOCK

OUR STOCK PRICE MAY BE VOLATILE BASED ON A NUMBER OF FACTORS, SOME OF WHICH ARE NOT IN OUR CONTROL.

     The trading price of our common stock has been highly volatile. The common stock price has fluctuated at a low of $4.58 to a high of $13.34 over the last twelve months. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

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

     -    changes in financial estimates by securities analysts,

     -    conditions or trends in our industry,

     - our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

     -    additions or departures of key personnel,

     -    mergers and acquisitions, and

     -    sales of common stock by our stockholders or us.

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

PCTEL, INC.


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

================================================================================


     We are exposed to market risks. We manage the sensitivity of our results of operations to credit risks and interest rate risk by maintaining a conservative investment portfolio, which is comprised solely of, highly rated, short-term investments. We have investments in both fixed rate and floating rate interest earning instruments. Fixed rate securities may have their fair market value adversely impacted based on the duration of such investments if interest rates rise, while floating rate securities and the reinvestment of funds from matured fixed rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better, and money market funds. We have accumulated a $94,783 and $263,000 unrealized holding gain as of June 30, 2003 and December 31, 2002, respectively. A hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at June 30, 2003.

     We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency fluctuations, as we sell our products internationally.

     We manage the sensitivity of our international sales by denominating all transactions in U.S. dollars. If the United States dollar uniformly increased or decreased in strength by 10% elative to the currencies in which are sales were denominated, our net loss would not have changed by a material amount for the six months ended June 30, 2003. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuation gains for the six months ended June 30, 2003 and year ended December 31, 2002 was $31,220 and $35,000, respectively.

PCTEL, INC.

ITEM 4:  CONTROLS AND PROCEDURES

================================================================================

         (a)      Evaluation of disclosure controls and procedures.

         Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

         (b)      Changes in internal controls.

         There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

PCTEL, INC.

PART II.  OTHER INFORMATION
FOR THE THREE AND SIX MONTHS ENDED: JUNE 30, 2003



ITEM 1   LEGAL PROCEEDINGS:



Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

================================================================================


In March 2002, plaintiff Ronald H. Fraser ("Fraser") filed a Verified Complaint (the "Complaint") in Santa Clara County (California) Superior Court for breach of contract and declaratory relief against the Company, and for breach of contract, conversion, negligence and declaratory relief against the Company's transfer agent, Wells Fargo Bank Minnesota, N.A ("Wells Fargo"). The Complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering on April 14, 2000. Wells Fargo filed a Verified Answer to the Complaint in June 2002 and in July 2002, the Company filed a Verified Answer to the Complaint, denying Fraser's claims and asserting numerous affirmative defenses. Wells Fargo and the Company have each filed Cross-complaints against the other for indemnity.


Wells Fargo filed a motion for summary judgment, or alternatively for summary adjudication, which was heard on July 29, 2003. The Court has not issued its ruling on Wells Fargo's motion. A trial setting conference has been scheduled for August 19, 2003.


We believe that we have meritorious defenses and intend to vigorously defend the action. Because the action is still in its early stages, we cannot at this time provide an estimate of the range of potential loss, or the probability of a favorable or unfavorable outcome.


Licensing Program. In addition to our wireless product line and software-defined radio technology, PCTEL offers our intellectual property through licensing and product royalty arrangements. We have over 130 patents granted or pending addressing technology essential to International Telecommunications Union communication standards as well as other communications technology related areas. We will continue to explore other opportunities to acquire relevant technology and to incorporate new assets into our licensing program. For example, as part of our transaction with Conexant that was completed in May 2003, we expanded our intellectual property portfolio by acquiring 46 patents. As part of our licensing efforts, we are pursuing opportunities through litigation in parallel with business discussions with those parties using our intellectual property. As part of these efforts, in May 2003, we filed three separate lawsuits asserting infringement of our intellectual property rights. Below is a description of the claims and status of those lawsuits:


     - U.S. Robotics Corporation. On May 23, 2003, we filed in the U.S. District Court for the Northern District of California (C03-2471 MJJ) a patent infringement lawsuit against U.S. Robotics Corporation claiming that U.S. Robotics has infringed one of our patents (U.S. Patent No. 4,841,561 (`561)). U.S. Robotics filed its answer and counterclaim to our complaint in June 2003 asking for a declaratory judgment that the claims of the `561 patent are invalid and not infringed by U.S. Robotics. We filed our reply to U.S. Robotics' counterclaim on July 2, 2003.

     - PCTEL v. Broadcom Corporation. On May 23, 2003, we filed in the U.S. District Court for the Northern District of California (C03-2475 MJJ) a patent infringement lawsuit against Broadcom Corporation claiming that Broadcom has infringed four of our patents (`561; and U.S. patent numbers 5,787,305 (`305); 5,931,950 (`950); and 6,493,780 (`780)). Broadcom filed its answer and counterclaim to our complaint in July 2003 asking for a declaratory judgment that the claims of the four patents are invalid and/or unenforceable, and not infringed by Broadcom.

     - Agere Systems and Lucent Technologies. On May 23, 2003, we filed in the U.S. District Court for the Northern District of California (C03-2474 MJJ) a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of our patents (`561, `305, `950 and `780) and that Lucent was infringing three of our patents (`561, `305 and `950). Agere and Lucent filed their answers to our complaint in July

2003. Agere filed a counterclaim asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere.

     In addition to the three lawsuits described above, we also have continuing litigation with 3Com related to intellectual property infringement and related matters. Both we and 3Com having pending patent infringement lawsuit against one another in the U.S. District Court for the Northern District of California. Both suits were initially filed in March 2003. 3Com initially filed their suit against us in the Northern District of Illinois, but that case was subsequently remanded to the Northern California District Court. We are claiming that 3Com is infringing one of our patents (`561) and are seeking a declaratory judgment that certain 3Com patents are invalid and not infringed by PCTEL. 3Com is alleging that our HSP modem products infringed certain 3Com patents and is seeking a declaratory judgment that our `561 patent is invalid and not infringed by 3Com. In addition, in May 2003, we filed a complaint against 3Com in the Santa Clara Superior Court of the State of California in the County of Santa Clara (C03-3124
SI) under California's Unfair Competition Act. Subsequently, 3Com filed a notice of removal, removing the case to the Northern District of California and we have filed a notice of motion and motion to remand the case to the Santa Clara Superior Court.

     In June 2003, we filed a motion to consolidate our pending patent infringement cases with 3Com filed as well as our pending patent infringement lawsuits with U.S. Robotics, Broadcom, Agere and Lucent described above. The hearing on our motion to consolidate is set for August 19, 2003 and the court has issued an order relating all of the cases to the same judge.

     We believe we have meritorious claims and defenses in our disputes with 3Com, Broadcom, U.S. Robotics, Agere and Lucent. However, because of the inherent uncertainties of litigation in general, we cannot assure you that we will ultimately prevail or receive the judgments that we seek. In addition, we may be required to pay substantial monetary damages. Litigation such as our suits with 3Com, Broadcom, U.S. Robotics, Agere and Lucent can take years to resolve and can be expensive to pursue and/or defend. The court's decisions on current, pending and future motions could have the effect of determining the ultimate outcome of the litigation prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. Accordingly, an adverse judgment could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially. In addition, the allegations and claims involved in these lawsuits, even if ultimately resolved in our favor, could be time consuming to litigate, result in costly litigation and divert management attention. These lawsuits could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

     Due to the nature of litigation generally, we cannot ascertain the final resolution of the lawsuits, or estimate the total expenses, possible damages or settlement value, if any, that we may ultimately receive or incur in connection with these lawsuits.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     We held our 2003 Annual Meeting of Stockholders on June 3, 2003 in Chicago, Illinois. We solicited votes by proxy pursuant to proxy solicitation materials determined to our shareholders on or about June 3, 2003. The following is a brief description of matters voted on at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstains:

     1. Election of Brian J. Jackman and John Sheehan as Class I directors until the Annual Meeting of Stockholders in 2006:

          ----------------------------------------------------------------------
                                              FOR                WITHHOLD
          ----------------------------------------------------------------------
          Brian J. Jackman                16,834,586             1,134,987
          ----------------------------------------------------------------------
          John Sheehan                    17,338,108               631,465
          ----------------------------------------------------------------------


     2. Approval of our 1997 Stock Plan to preserve the corporate income tax deduction available pursuant to Section 162(m) of the Internal Revenue
          Code:

          ----------------------------------------------------------------------
           VOTES FOR                VOTES AGAINST              ABSTAIN
          ----------------------------------------------------------------------
          13,773,668                  4,132,321                63,584
          ----------------------------------------------------------------------

     3. Amendment and restatement of our 1998 Director Option Plan to (i) increase the number of shares reserved for issuance thereunder by 200,000 shares, and (ii) to increase the number of shares granted to each non-employee director on January 1 of each year from 7,500 to 10,000 shares:

          ----------------------------------------------------------------------
           VOTES FOR                VOTES AGAINST              ABSTAIN
          ----------------------------------------------------------------------
          12,491,592                  5,423,052                 54,929
          ----------------------------------------------------------------------


     4. Ratification of appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 31, 2003:

          ----------------------------------------------------------------------
           VOTES FOR                VOTES AGAINST              ABSTAIN
          ----------------------------------------------------------------------
          14,410,063                 3,556,040                  3,470
          ----------------------------------------------------------------------


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

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


    EXHIBIT
    NUMBER                         DESCRIPTION
    ------                         -----------

     10.39   Board of Directors Deferred Compensation Plan

     10.40   Board of Directors Deferred Stock Plan

     31.1 Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     31.2 Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

We filed a report on Form 8-K dated April 29, 2003 announcing our financial results for the fiscal quarter ended March 31, 2003.

We filed a report on Form 8-K May 8, 2003 announcing the sale of PCTEL's soft modem product line to Conexant Systems, Inc.

We filed a report on Form 8-K dated May 27, 2003 to report our disposition of certain assets to Conexant Systems, Inc.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PCTEL, Inc.
                                        Delaware Corporation



August 14, 2003                         By: /s/ JOHN SCHOEN
                                           -------------------------------------
                                           John Schoen
                                           Chief Operating Officer and Chief
                                           Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)