Form 10-Q
period 2003-09-30
PC TEL INC
filed 2003-10-31
CIK 1057083

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the transition period from -------- to --------

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

                                 ---------------

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

    Yes [X]  No [ ]

As of October 24, 2003, there were 20,539,411 shares of the Registrant's Common Stock outstanding.

================================================================================

                                   PCTEL, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                                                                     PAGE
                                                                                     ----
PART I.   FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
          CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
          as of September 30, 2003 and December 31, 2002                               3
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
          for the three and nine months ended September 30, 2003 and 2002              4
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
          for the three and nine months ended September 30, 2003 and 2002              5
          NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)         6
ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                                       16
ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  33
ITEM 4    CONTROLS AND PROCEDURES                                                     34
PART II.  OTHER INFORMATION
ITEM 1    LEGAL PROCEEDINGS                                                           35
ITEM 5    OTHER INFORMATION                                                           36
ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                            36

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                   PCTEL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (UNAUDITED, IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                         SEPTEMBER 30,  DECEMBER 31,
                                                                             2003          2002
                                                                         ------------   -----------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $  89,587      $  52,986
     Restricted cash                                                            278            347
     Short-term investments                                                  19,037         58,405
     Accounts receivable, net of allowance of  $50 and $368
     at September 30, 2003 and December 31, 2002 respectively                 2,631          5,379
     Inventories, net                                                         1,281          1,115
     Non-trade receivable (see Note 4)                                        4,000              -
     Prepaid expenses and other assets                                        2,225          5,144
                                                                          ---------      ---------
            Total current assets                                            119,039        123,376
PROPERTY AND EQUIPMENT, net                                                   1,013          1,532
GOODWILL                                                                      4,261          1,255
OTHER INTANGIBLE ASSETS, net (see Note 5)                                     4,483            365
OTHER ASSETS                                                                    378          2,898
                                                                          ---------      ---------
TOTAL ASSETS                                                              $ 129,174      $ 129,426
                                                                          =========      =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                     $     894      $   1,498
     Accrued royalties                                                        3,208          3,658
     Income taxes payable                                                     5,621          6,289
     Accrued liabilities                                                      4,983          5,313
                                                                          ---------      ---------
            Total current liabilities                                        14,706         16,758
     Long-term liabilities                                                      784            115
                                                                          ---------      ---------
            Total liabilities                                                15,490         16,873
                                                                          ---------      ---------
STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value, 100,000,000 shares
     authorized, 20,116,565 and 19,927,616 issued and
     outstanding at September 30, 2003 and December 31, 2002
     respectively                                                                20             20
     Additional paid-in capital                                             154,515        152,272
     Deferred stock compensation                                             (2,722)        (3,958)
     Accumulated deficit                                                    (38,223)       (36,079)
     Accumulated other comprehensive income                                      94            298
                                                                          ---------      ---------
            Total stockholders' equity                                      113,684        112,553
                                                                          ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 129,174      $ 129,426
                                                                          =========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   PCTEL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                SEPTEMBER 30,             SEPTEMBER 30,
                                                                         ------------------------   ------------------------
                                                                            2003         2002           2003        2002
                                                                         -----------  -----------   -----------  -----------
REVENUES                                                                  $   4,030    $  12,548     $  27,288    $  32,447
COST OF REVENUES                                                                755        7,481        12,871       18,275
                                                                          ---------    ---------     ---------    ---------
INVENTORY RECOVERY (see Note 6)                                                   -       (3,795)       (1,800)      (5,348)
                                                                          ---------    ---------     ---------    ---------
GROSS PROFIT                                                                  3,275        8,862        16,217       19,520
                                                                          ---------    ---------     ---------    ---------
OPERATING EXPENSES:
   Research and development                                                   1,792        2,477         6,093        7,634
   Sales and marketing                                                        1,501        1,904         5,655        5,395
   General and administrative                                                 2,644        1,248         7,295        3,856
   Amortization of other intangible assets (see Note 5)                         343           50           781           50
   Acquired in-process research and development (see Note 3)                      -            -         1,100            -
   Restructuring charges (see Note 7)                                           288           88         2,940          735
   Gain on sale of assets and related royalties (see Note 4)                   (644)           -        (4,976)           -
   Amortization of deferred compensation (see Note 9)                           208          170           748          528
                                                                          ---------    ---------     ---------    ---------
        Total operating expenses                                              6,132        5,937        19,636       18,198
                                                                          ---------    ---------     ---------    ---------
INCOME (LOSS) FROM OPERATIONS                                                (2,857)       2,925        (3,419)       1,322
OTHER INCOME, NET                                                               291          641         1,120        2,631
                                                                          ---------    ---------     ---------    ---------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                              (2,566)       3,566        (2,299)       3,953
PROVISION (BENEFIT) FOR INCOME TAXES                                           (248)         352          (155)         415
                                                                          ---------    ---------     ---------    ---------
NET INCOME (LOSS)                                                         $  (2,318)   $   3,214     $  (2,144)   $   3,538
                                                                          =========    =========     =========    =========
Basic earnings (loss) per share                                           $   (0.12)   $    0.16     $   (0.11)   $    0.18
Shares used in computing basic earnings (loss) per share                     19,663       19,972        19,913       19,876
Diluted earnings (loss) per share                                         $   (0.12)   $    0.16     $   (0.11)   $    0.18
Shares used in computing diluted earnings (loss) per share                   19,663       20,139        19,913       20,101

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   PCTEL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                             --------------------
                                                                               2003         2002
                                                                             --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                           $ (2,144)    $ 3,538
 Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                            1,498       1,487
       In-process research and development                                      1,100           -
       Loss on disposal/sale of fixed assets                                      670          83
       Gain on sale of assets and related royalties                            (4,976)          -
       Extended vesting of stock options                                          182           -
       Recovery of allowance for doubtful accounts                               (368)       (431)
       Recovery of excess and obsolete inventories                              1,800        (184)
       Decrease in deferred tax asset                                               -         400
       Tax benefit from stock options exercises                                     -         853
       Amortization of deferred compensation                                      748         533
 Changes in operating assets and liabilities:
       Decrease in accounts receivable                                            519        (953)
       Decrease (increase) in inventories                                      (1,317)      1,511
       Decrease (increase) in prepaid expenses and other assets                 5,539      (4,617)
       Decrease in accounts payable                                              (604)     (3,938)
       Decrease in accrued royalties                                             (450)     (8,835)
       Increase (decrease) in income taxes payable                               (668)      1,279
       Decrease in accrued liabilities                                           (265)     (3,571)
       Increase (decrease) in long-term liabilities                               669         (92)
                                                                             --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             1,933     (12,937)
                                                                             --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property and equipment                                 (768)       (394)
 Proceeds on sale of property and equipment                                       153          19
 Proceeds on sale of assets and related royalties                               6,743           -
 Sales (purchases) of available-for-sale investments                           36,734      18,646
 Purchase of assets/business, net of cash acquired                            (10,762)     (1,598)
                                                                             --------    --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                      32,100      16,673
                                                                             --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principle payments of notes payable                                                -         (20)
 Proceeds from the exercise of stock options                                    8,773       2,659
 Payments for repurchase of common stock                                       (6,224)       (741)
                                                                             --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       2,549       1,898
                                                                             --------    --------
Net increase in cash and cash equivalents                                      36,582       5,634
Cumulative translation adjustment                                                  19          22
Cash and cash equivalents, beginning of period                                 52,986      38,393
                                                                             --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 89,587    $ 44,049
                                                                             ========    ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)

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

    The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for future periods or the year ending December 31, 2003.

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

INVENTORIES

    Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of September 30, 2003 and December 31, 2002 were composed of raw materials, sub assemblies, finished goods and work-in-process. We regularly monitor inventory quantities on hand and, based on our current estimated requirements, it was determined that there was no excess inventory, not reserved, as of September 30, 2003 and December 31, 2002. Due to competitive pressures and technological innovation, we may have excess inventory in the future. As of September 30, 2003 and December 31, 2002, the allowance for inventory losses was $0 million and $2.1 million, respectively. We sold part of the written-down inventories and recovered $0 and $1.8 million of the former write-downs during the three and nine months ended September 30, 2003, respectively. Write-downs of inventories would have a negative impact on gross margin.

EARNINGS PER SHARE

    We compute earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, less shares subject to repurchase. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options and warrants using the treasury stock method. Common stock options and warrants are excluded from the computation of diluted earnings per share if their effect is not dilutive (where the price exceeds the fair market value of the underlying securities).

    The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002, respectively (in thousands, except per share data):

                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                  --------------------------    --------------------------
                                                                     2003           2002           2003           2002
                                                                  -----------    -----------    -----------    -----------
                                                                         (UNAUDITED)                   (UNAUDITED)
Net income (loss)                                                  $  (2,318)     $   3,214      $  (2,144)     $   3,538
                                                                   =========      =========      =========      =========
Basic earnings (loss) per share:
   Weighted average common shares outstanding                         20,113         20,123         20,363         20,022
   Less: Weighted average shares subject to repurchase                  (450)          (151)          (450)          (146)
                                                                   ---------      ---------      ---------      ---------
   Weighted average common shares outstanding                         19,663         19,972         19,913         19,876
                                                                   ---------      ---------      ---------      ---------
Basic earnings (loss) per share                                    $   (0.12)     $    0.16      $   (0.11)     $    0.18
                                                                   =========      =========      =========      =========
Diluted earnings (loss) per share:
   Weighted average common shares outstanding                         19,663         19,972         19,913         19,876
   Weighted average shares subject to repurchase                           -*           151              -*           146
   Weighted average common stock option grants and
   outstanding warrants                                                    -*            16              -*            79
                                                                   ---------      ---------      ---------      ---------
   Weighted average common shares and common stock
   equivalents outstanding                                            19,663         20,139         19,913         20,101
                                                                   ---------      ---------      ---------      ---------
Diluted earnings (loss) per share                                  $   (0.12)     $    0.16      $   (0.11)     $    0.18
                                                                   =========      =========      =========      =========

* These amounts have been excluded since the effect is not dilutive.

STOCK-BASED COMPENSATION

    We use the intrinsic value method of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and its interpretations in accounting for our employee stock options. Pro forma information regarding net income (loss) and net income (loss) per share as if we recorded compensation expense based on the fair value of stock-based awards has been presented in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and is as follows for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share data):

                                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                                        -------------------------     ------------------------
                                                                           2003           2002          2003           2002
                                                                        ----------     ----------     ---------     ----------
Net (loss) income--as reported                                           $ (2,318)      $  3,214       $(2,144)      $  3,538
Add: Stock-based employee compensation expense included in
reported net income                                                           208            170           748            528
Add (deduct): Stock-based employee compensation
income (expense) determined under fair value based method for
all awards                                                                    (72)        (1,974)          170         (2,751)
                                                                         --------       --------       -------       --------
Net (loss) income--as adjusted                                           $ (2,182)      $  1,410       $(1,226)      $  1,315
                                                                         ========       ========       =======       ========
Net (loss) income per share--basic as reported                           $  (0.12)      $   0.16       $ (0.11)      $   0.18
                                                                         ========       ========       =======       ========
Net (loss) income per share--basic as adjusted                           $  (0.11)      $   0.07       $ (0.06)      $   0.07
                                                                         ========       ========       =======       ========
Net (loss) income per share--diluted as reported                         $  (0.12)      $   0.16       $ (0.11)      $   0.18
                                                                         ========       ========       =======       ========
Net (loss) income per share--diluted as adjusted                         $  (0.11)      $   0.07       $ (0.06)      $   0.07
                                                                         ========       ========       =======       ========

    We calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

                              STOCK OPTIONS          ESPP
                           -----------------  -----------------
                             2003     2002      2003     2002
                           -------  -------   -------  --------
Dividend yield               None     None      None     None
Expected volatility            60%      71%       60%      71%
Risk-free interest rate       1.8%     1.9%      1.0%     1.5%
Expected life (in years)     2.75     2.75       0.5      0.5

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

    Our sales to customers outside of the United States, as a percent of total revenues, are as follows:

                          THREE MONTHS ENDED        NINE MONTHS ENDED
                             SEPTEMBER 30,            SEPTEMBER 30,
                        ---------------------      -------------------
                         2003           2002        2003         2002
                        ------         ------      ------       ------
                            (UNAUDITED)               (UNAUDITED)
Taiwan                     -%           55%         42%           65%
China (Hong Kong)          1            31          15            17
Rest of Asia               2             1           4             2
Japan                      2             -           2             -
Europe                    13             -           5             1
                          --            --          --            --
Total                     18%           87%         68%           85%
                          ==            ==          ==            ==

    Sales to our major customers representing greater than 10% of total revenues are as follows:

                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                            SEPTEMBER 30,            SEPTEMBER 30,
                                       --------------------     ----------------------
           CUSTOMER                      2003        2002         2003          2002
           --------                    -------     --------     -------       --------
                                           (UNAUDITED)                (UNAUDITED)
Askey                                    -%           21%         12%          26%
Prewell                                  -            31          14           16
Lite-On Technology (GVC)                 -            24          13           27
Creative Marketing Associates           19             -           -            -
Cingular                                11             -           -            -
Silicon Laboratories                    12             -           -            -
Ericsson                                12             -           -            -
                                        --            --          --           --
 Total                                  54%           76%         39%          69%
                                        ==            ==          ==           ==

COMPREHENSIVE INCOME

    The following table provides the calculation of other comprehensive income for the three and nine months ended September 30, 2003 and 2002 (in thousands):

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 ------------------------      ------------------------
                                                                     2003          2002          2003           2002
                                                                 -----------    ---------      ----------     ---------
                                                                       (UNAUDITED)                   (UNAUDITED)
Net income (loss)                                                 $ (2,318)      $ 3,214        $(2,144)       $ 3,538
                                                                  ========       =======        =======        =======
Other comprehensive income:
     Unrealized gains (loss) on available-for-sale securities          (54)           (9)          (223)          (430)
     Cumulative translation adjustment                                  22            (9)            19             22
                                                                  --------       -------        -------        -------
Comprehensive income (loss)                                       $ (2,350)      $ 3,196        $(2,348)       $ 3,130
                                                                  ========       =======        =======        =======

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

    In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The company believes that there will be no impact of FIN 46 on our consolidated financial statements.

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

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149")." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its operating results or financial condition.

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

    The purchase price of $11.0 million was allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition as determined by an independent valuation firm. We attributed $2.3 million to net assets acquired, $1.1 million to acquired in-process research and development, $200,000 to the covenant not to compete and $4.4 million to other intangible assets, net, in the accompanying consolidated balance sheets. The $3.0 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. We expensed in-process research and development and amortized the covenant not to compete over two years and other intangible assets over an estimated useful life of four years.

    An additional payment of $168,189 was made in July 2003 to DTI after they delivered a final balance sheet as agreed upon in the Asset Purchase Agreement. The additional payment was based on the assets and liabilities of DTI as reported on its final balance sheet as of March 31, 2003.

    The unaudited pro forma affect on the financial results of PCTEL as if the acquisition had taken place on January 1, 2003 and 2002 is as follows:

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                           -----------------------
                                                              2003         2002
                                                           ----------   ----------
REVENUES                                                   $  33,334    $  38,746
INCOME (LOSS) FROM OPERATIONS                                 (1,417)       3,526
NET INCOME (LOSS)                                          $    (137)   $   4,805
                                                           =========    =========
Basic earnings per share                                   $   (0.01)   $    0.24
Shares used in computing basic earnings per share             19,913       19,876
Diluted earnings per share                                 $   (0.01)   $    0.24
Shares used in computing diluted earnings per share           19,913       20,101

4. DISPOSITION

    In May 2003, PCTEL, Inc., completed the sale of certain of its assets to Conexant Systems, Inc., ("Conexant"). Conexant is a supplier of semiconductor system solutions for communications applications. In connection with the transaction, PCTEL and Conexant entered into an Asset Purchase Agreement dated as of May 8, 2003 (the "Purchase Agreement") under which Conexant acquired specified assets of PCTEL relating to a component of PCTEL's HSP modem operations and consisting of inventory, fixed assets from PCTEL's offices in Taiwan, contracts with customers and distributors related to the soft modem products, and limited intellectual property. PCTEL did not transfer any of its patent portfolio in connection with this transaction, and PCTEL retained all operating contracts and intellectual property assets associated with our hardware modem and wireless products.

    In exchange for the assets acquired from PCTEL, Conexant delivered approximately $6.75 million in cash to PCTEL, which represents $4.25 million plus the book value of the acquired inventory and fixed assets being transferred to Conexant. Conexant has also agreed to assume certain liabilities of PCTEL and agreed to pay an additional $4.0 million in cash to PCTEL in two equal installments due on November 1, 2003 and December 31, 2003. The total proceeds of $10.7 million netted a gain on sale of assets of $4.3 million. In connection with the Purchase Agreement, Conexant agreed to license PCTEL's Segue Wi-Fi software for use with certain of its products. Conexant will pay to PCTEL an aggregate of $1 million, payable in quarterly installments of $250,000 as consideration for this license beginning in the quarter ended September 30, 2003.

    Concurrently with the completion of the transaction with Conexant, PCTEL and Conexant also completed an Intellectual Property Assignment Agreement and Cross-License Agreement ("IPA"). PCTEL provided Conexant with a non-exclusive, worldwide license to certain of PCTEL's soft modem patents, including technology essential to the implementation of the V.90 standard (soft modems). In addition, Conexant assigned 46 U.S. patents and patent applications relating to modem and other access technologies to PCTEL as part of the transaction. In consideration for the rights obtained by Conexant from PCTEL under this agreement, and taking into account the value of rights obtained by PCTEL from Conexant under this agreement, during the four-year period beginning on July 1, 2003 and ending on September 30, 2007, Conexant agreed to pay to PCTEL, on a quarterly basis, royalties in the amount of ten percent (10%) of the revenue received during the royalty period, up to a maximum amount of $500,000 per quarter with respect to each calendar quarter during the royalty period, contingent upon sales by Conexant during the period. Any such future payments by Conexant to PCTEL in connection with the IPA will be recorded as part of the gain on sale of assets and related royalties in the statement of operations, pursuant to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

5. GOODWILL AND OTHER INTANGIBLE ASSETS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS No. 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. SFAS No. 142 supersedes Accounting Principles Board Opinion ("APB") No. 17 and addresses the financial accounting and reporting standards for goodwill and intangible assets subsequent to their initial recognition. SFAS No. 142 requires that goodwill no longer be amortized. It also requires that goodwill and other intangible assets be tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. We adopted SFAS No. 142 on January 1, 2002 at which time we ceased amortization of goodwill.

    The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 was increased $3.0 million due to the DTI acquisition.

                                               GOODWILL
                                               --------
Balance at December 31, 2002                      1,255
Goodwill from the acquisition of DTI              3,006
                                               --------
Balance at September 30, 2003                  $  4,261
                                               ========

                                                                         OTHER                           OTHER
                                                                      INTANGIBLE      ACCUMULATED     INTANGIBLE
                                                                        ASSETS       AMORTIZATION     ASSETS, NET
                                                                     ------------   --------------   -------------
                                                                                    (IN THOUSANDS)
Balance at December 31, 2002                                          $    452         $   (87)         $    365
                                                                      ========         =======          ========
    Amortization of December 31, 2002 other intangible assets              452            (201)              251
    Other intangible assets from the acquisition of DTI                  4,600            (661)            3,939
    Purchase of patents                                                    300              (7)              293
                                                                      --------         -------          --------
Balance at September 30, 2003                                         $  5,352         $  (869)         $  4,483
                                                                      ========         =======          ========

6. INVENTORY LOSSES AND RECOVERY

    Due to the changing market conditions, economic downturn and estimated future requirements, inventory write-downs of $10.9 million were recorded in the second half of 2001. Of the $10.9 million, $2.3 million related to firm purchase order commitments with our major suppliers and the remaining $8.6 million related to excess inventory on hand or disposed. During the nine months ended September 30, 2003, we did not record any additional inventory write-downs having either sold or disposed of all the written down inventories and recovered $1.8 million of the former write-downs. As of September 30, 2003 and December 31, 2002, the cumulative write down for excess inventory on hand was $0 and $2.1 million, respectively.

7. RESTRUCTURING CHARGES

2003 Restructuring

    In May 2003, PCTEL, Inc., completed the sale of certain of its assets to Conexant relating to a component of PCTEL's HSP modem operations. As a result of the disposition, 29 employees were transferred to Conexant. An additional 26 employees, both foreign and domestic, were terminated along with the related facilities closures, which will occur over the next two quarters. The total restructuring may aggregate $2.9 million consisting of severance and employment related costs of $1.6 million and costs related to closure of excess facilities as a result of the reduction in force of $1.3 million. For the three months ended September 30, 2003, $0.3 million was expensed. The remaining balance of $0.1 million would be expensed during the fourth quarter 2003.

    As of September 30, 2003, approximately $929,000 of termination compensation and related benefits had been paid to terminated employees and approximately $451,000 of lease payments and related costs had been paid to the landlord for the excess facilities. As of September 30, 2003, the remaining accrual balance of $1.4 million restructuring will be paid monthly through January 2006. The following analysis sets forth the rollforward of this charge:

                                                ACCRUAL                                         ACCRUAL
                                               BALANCE AT                                     BALANCE AT
                                                JUNE 30,       RESTRUCTURING                 SEPTEMBER 30,
                                                  2003            CHARGES        PAYMENTS        2003
                                              -----------      -------------     --------    ------------
Severance and employment related costs          $   516         $     325        $    354      $    487
Costs for closure of excess facilities              940               (37)             18           885
                                                -------         ---------        --------      --------
                                                $ 1,456         $     288        $    372      $  1,372
                                                =======         =========        ========      ========
Amount included in long-term liabilities                                                       $    689
                                                                                               ========
Amount included in short-term liabilities                                                      $    683
                                                                                               ========

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

    As of September 30, 2003, approximately $671,000 of termination compensation and related benefits had been paid to terminated employees in connection with the 2002 restructuring. As of September 30, 2003, approximately $329,000 of lease payments and related costs had been paid to the landlord for the excess facilities. As of September 30, 2003, the entire 2002 restructuring has been completed.

2001 Restructuring

    On February 8, 2001, we announced a series of actions to streamline support for our voiceband operations and sharpen our focus on emerging growth sectors. These measures were part of a restructuring program and included a reduction in worldwide headcount of a total of 22 employees (consisting of 7 research and development employees, 9 sales and marketing employees and 6 general and administrative employees), a hiring freeze and cost containment programs. On May 1, 2001, we announced a new business structure to provide for greater focus on our activities with a significantly reduced workforce. A total of 42 positions were eliminated as part of this reorganization (consisting of 13 research and development, 12 sales and marketing and 17 general and administrative positions). In the fourth quarter of 2001, a total of 26 positions (consisting of 7 research and development, 8 sales and marketing and 11 general and administrative positions) were eliminated to further focus our business. In the aggregate, 90 positions were eliminated during the year ended December 31, 2001. The restructuring resulted in $3.8 million of charges for the year ended December 31, 2001, consisting of severance and employment related costs of $2.5 million and costs related to closure of excess facilities as a result of the reduction in force of $1.3 million.

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

    As of September 30, 2003 and December 31, 2002, we had accrued royalties of approximately $3.2 million and $3.7 million, respectively. Of these amounts, approximately $0 and $450,000 represent amounts accrued based upon signed royalty agreements as of September 30, 2003 and December 31, 2002, respectively. While management is unable to estimate the maximum amount of the range of possible settlements, it is possible that actual settlements could exceed the amounts accrued as of each date presented.

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

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

In March 2002, plaintiff Ronald H. Fraser ("Fraser") filed a Verified Complaint (the "Complaint") in Santa Clara County (California) Superior Court for breach of contract and declaratory relief against PCTEL, and for breach of contract, conversion, negligence and declaratory relief against PCTEL's transfer agent, Wells Fargo Bank Minnesota, N.A ("Wells Fargo"). The Complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering on April 14, 2000. Wells Fargo filed a Verified Answer to the Complaint in June 2002 and in July 2002, PCTEL filed a Verified Answer to the Complaint, denying Fraser's claims and asserting numerous affirmative defenses. Wells Fargo and PCTEL have each filed Cross-complaints against the other for indemnity.

Wells Fargo filed a motion for summary judgment, or alternatively for summary adjudication, which was heard on July 29, 2003. On July 30, the Court granted Wells Fargo's motion for summary adjudication on Fraser's Third and Fourth Causes of action for Breach of Fiduciary Duty and Declaratory Relief, but denied Wells Fargo's motion for summary judgment and summary adjudication of Fraser's First and Second Causes of Action for Breach of Contract and Conversion. PCTEL has filed a Motion for Summary Judgment or, Alternatively, Summary Adjudication, against Fraser. The Motion is scheduled for December 9, 2003. Trial of this matter has been set for January 12, 2004.

We believe that we have meritorious defenses and intend to vigorously defend the action. Because the action is still in its early stages, we cannot at this time provide an estimate of the range of potential loss, or the probability of a favorable or unfavorable outcome.

Licensing Program. In addition to our wireless product line and software-defined radio technology, PCTEL offers our intellectual property through licensing and product royalty arrangements. We have over 120 U.S. patents granted or pending addressing technology essential to International Telecommunications Union communication standards as well as other communications technology related areas. We will continue to explore other opportunities to acquire relevant technology and to incorporate new assets into our licensing program. For example, as part of our transaction with Conexant that was completed in May 2003, we expanded our intellectual property portfolio by acquiring 46 patents. As part of our licensing efforts, we are pursuing opportunities through litigation in parallel with business discussions with those parties using our intellectual property. As part of these efforts, in May 2003, we filed three separate lawsuits asserting infringement of our intellectual property rights.

Below is a description of the claims and status of those lawsuits:

    - U.S. Robotics Corporation. On May 23, 2003, we filed in the U.S. District Court for the Northern District of California (C03-2471 MJJ) a patent infringement lawsuit against U.S. Robotics Corporation claiming that U.S. Robotics has infringed one of our patents (U.S. Patent No. 4,841,561 ('561)). U.S. Robotics filed its answer and counterclaim to our complaint in June 2003 asking for a declaratory judgment that the claims of the '561 patent are invalid and not infringed by U.S. Robotics. We filed our reply to U.S. Robotics' counterclaim on July 2, 2003.

    - PCTEL v. Broadcom Corporation. On May 23, 2003, we filed in the U.S. District Court for the Northern District of California (C03-2475 MJJ) a patent infringement lawsuit against Broadcom Corporation claiming that Broadcom has infringed four of our patents ('561; and U.S. Patent Numbers 5,787,305 ('305); 5,931,950 ('950); and 6,493,780 ('780)). Broadcom filed its answer and counterclaim to our complaint in July 2003 asking for a declaratory judgment that the claims of the four patents are invalid and/or unenforceable, and not infringed by Broadcom. We filed our reply to Broadcom's counterclaim on August 4, 2003.

    - Agere Systems and Lucent Technologies. On May 23, 2003, we filed in the U.S. District Court for the Northern District of California (C03-2474 MJJ) a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of our patents ('561, '305, '950 and '780) and that Lucent was infringing three of our patents ('561, '305 and '950). Agere and Lucent filed their answers to our complaint in July 2003. Agere filed a counterclaim asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere. We filed our reply to Agere's counterclaim on August 4, 2003.

    In addition to the three lawsuits described above, we also have continuing litigation with 3Com Corporation related to intellectual property infringement and related matters. Both 3Com and we have pending patent infringement lawsuits against one another in the U.S. District Court for the Northern District of California. Both suits were filed in March 2003. 3Com initially filed their suit against us in the Northern District of Illinois, but that case was subsequently remanded to the Northern California District Court. We are claiming that 3Com is infringing one of our patents ('561) and are seeking a declaratory judgment that certain 3Com patents are invalid and not infringed by PCTEL. 3Com is alleging that our HSP modem products infringed certain 3Com patents and is seeking a declaratory judgment that our '561 patent is invalid and not infringed by 3Com.

    In addition, in May 2003, we filed a complaint against 3Com in the Superior Court of the State of California for the County of Santa Clara under California's Unfair Competition Act. Subsequently, 3Com filed a notice of removal, removing the case to the U.S. District Court for the Northern District of California (C03-3124 SBA). We have moved to remand the case to the Santa Clara Superior Court. The hearing on our motion to remand is set for December 9, 2003.

    In June 2003, we filed a motion to consolidate our pending patent infringement cases with 3Com, U.S. Robotics, Broadcom, Agere and Lucent described above. The court granted our motion to consolidate in part. On October 28, 2003, a case management conference in the consolidated actions was held. No trial date has been set.

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

9. AMORTIZATION OF DEFERRED COMPENSATION:

    For the three and nine months ended September 30, 2003 and 2002, amortization of deferred compensation (in thousands) relates to the following functional categories:

                             THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                             --------------------------------    --------------------------------
                                 2003               2002             2003                2002
                             ------------       -------------    ------------        ------------
Research and development        $    0             $   39           $   75              $  112
Sales and marketing             $   39             $   41           $  188              $  112
General and administrative      $  169             $   90           $  485              $  304
                                ------             ------           ------              ------
                                $  208             $  170           $  748              $  528
                                ======             ======           ======              ======

    The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. In the event that options are issued in the future, the deferred stock compensation expense could increase.

10. STOCK REPURCHASES:

    In August 2002, the Board of Directors authorized the repurchase of up to one million shares of our common stock, which was completed in February 2003. In February 2003, PCTEL extended its stock repurchase program and announced its intention to repurchase up to one million additional shares on the open market from time to time. PCTEL's repurchase activities will be at management's discretion based on market conditions and the price of PCTEL's common stock. During the three and nine months ended September 30, 2003, we repurchased 257,400 and 762,800 shares, respectively, of our outstanding common stock for approximately $2.7 and $6.2 million, respectively. Since the inception of the stock repurchase program we have repurchased 1,538,600 shares of our outstanding common stock for approximately $11.5 million.

PCTEL, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 2003. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward looking statements include, among others, those statements including the words, "may," "will," "plans," "seeks," "expects," "anticipates," "outlook," "intends," "believes" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC. Factors that might cause future results to differ materially from those discussed in the forward looking statements include, but are not limited to, those discussed in "Factors Affecting Operating Results" and elsewhere in this Quarterly Report.

OVERVIEW

    PCTEL, Inc. is a provider of cost-effective wireless networking solutions, including Wi-Fi and cellular mobility software, software-defined radio products, access technology and intellectual property licensing. Over the past 24 months, the Company restructured from a provider of soft analog and hard analog modems to a provider of wireless data access solutions, with the acquisition of cyberPIXIE, Inc., a wireless access provider, the acquisition of Dynamic Telecommunications, Inc., (DTI) a supplier of software defined radio products, and the sale of its HSP soft modem product line to Conexant. As a result of these transactions, PCTEL obtained products and technology that enabled the Company to develop an innovative wireless product portfolio consisting of both PC client and network infrastructure products, primarily for the rapidly growing mobile data consumer market, and products and technology to measure and monitor wireless networks.

    Our products provide both client and infrastructure solutions for public wireless local area network ("WLAN") environments. Client products enable public WLAN access and ease of use across a wide range of Microsoft operating systems. The infrastructure products enable cost effective "hot spot" deployments within the constraints of widely recognized networking and security standards. Customers for our WLAN products are not typically individual end-users, but Internet access service providers such as WISPs (Wireless ISPs), cellular carriers, or other service aggregators. The products are offered as custom branded offerings associated with a particular carrier and typically include carrier specific 'service finder' location databases. PCTEL receives an established fee, plus annual maintenance for software.

    PCTEL has a strong intellectual property portfolio consisting of over 120 U.S. patents and applications in areas of Internet client software and wireless LAN/WAN roaming technologies. Many of the Company's patents are integral to the development and use of commercially viable soft modems of any kind. PCTEL is constantly looking to expand and strengthen its intellectual property portfolio in these areas through additional acquisitions. The company has an aggressive licensing program through which it has licensed its intellectual property to many industry leaders including Motorola, Conexant, Broadcom, ESS Technologies, U.S. Robotics, and SmartLink. The company has also asserted its patents and is currently litigating against several other manufacturers who are unlicensed and using PCTEL's intellectual property.

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

    As of September 30, 2003, we have $108.9 million in cash and cash equivalents and short-term investments, respectively, that potentially subjects us to credit and market risks. To mitigate credit risk related to short-term investments, we have an investment policy to preserve the value of capital and generate interest income from these investments without undue exposure to risk fluctuations. Our policy is to invest in financial instruments with short durations, limiting interest rate exposure, and to benchmark performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better and money market funds.

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

Revenue Recognition

    Revenues consist primarily of sales of products to carriers, OEMs and distributors. Revenues from sales to customers are recognized upon shipment when title and risk of loss passes to the customers, when the price is fixed and determinable and when there is evidence of an arrangement, unless we have future obligations or have to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been achieved. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We record revenue relating to sales to distributors only when the distributors have sold the product to end-users. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 60 days after shipment.

    We also generate revenues from engineering contracts and royalties on technology licenses. Revenues from engineering contracts are recognized as contract milestones and customer acceptance are achieved. Royalty revenue is recognized when confirmation of royalties due to us is received from licensees or for non-refundable minimum royalty agreements over the period that that Company provides support to the customers and where we offer extended payment terms, as payments are received. Furthermore, revenues from technology licenses are recognized after delivery has occurred and the amount is fixed and determinable, generally based upon the contract's nonrefundable payment terms, and collection is reasonably assured. To the extent there are extended payment terms on these contracts; revenue is recognized as the payments become due and the cancellation privilege lapses.

Inventory Write-downs and Recoveries

    Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of September 30, 2003 and December 31, 2002 were composed of raw materials, sub assemblies, finished goods and work-in-process. We regularly monitor inventory quantities on hand and, based on our current estimated requirements, it was determined that there was no excess inventory, not reserved, as of September 30, 2003 and December 31, 2002. Due to competitive pressures and technological innovation, we may have excess inventory in the future. Write-downs of inventories would have a negative impact on gross margin.

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

    As of September 30, 2003 and December 31, 2002, we had accrued royalties of approximately $3.2 million and $3.7 million, respectively. However, the amounts accrued may be inadequate and we will be required to take a charge if royalty payments are settled at a higher rate than expected. In addition, settlement arrangements may require royalties for past sales of the associated products.

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

    We currently have a subsidiary in Japan and Israel as well as branch offices in Taiwan, France and Yugoslavia. Yugoslavia is presently in the liquidation process. The complexities brought on by operating in several different tax jurisdictions inevitably lead to an increased exposure to worldwide taxes. Should review of our tax filings result in unfavorable adjustments to our tax returns, our operating results and financial position could be materially and adversely affected.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (All amounts in tables, other than percentages, are in thousands)

Revenues

                                      THREE MONTHS       THREE MONTHS       NINE MONTHS         NINE MONTHS
                                         ENDED              ENDED              ENDED               ENDED
                                      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                         2003                2002              2003                2002
                                    ----------------   ----------------    ---------------    --------------
Revenues..........................      $  4,030          $ 12,548           $   27,288         $   32,447
% change from year ago period.....         (67.9)%                                (15.9)%

    Our revenues consist of product sales of Wi-Fi and cellular mobility software, software-defined radio products, access technology licensing and hard and soft modems. Revenues decreased $8.5 million for the three months ended September 30, 2003 compared to the same period in 2002. Revenues for the nine months ended September 30, 2003 decreased $5.2 million compared to the same period in 2002. The revenue decrease was primarily due to our disposition of our HSP analog modem products to Conexant. Going forward, revenue will be primarily related to wireless solutions and our access technology licensing efforts.

Gross Profit

                                      THREE MONTHS       THREE MONTHS       NINE MONTHS         NINE MONTHS
                                         ENDED              ENDED              ENDED               ENDED
                                      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                         2003                2002              2003                2002
                                    ----------------   ----------------    ---------------    --------------
Gross profit......................     $  3,275           $  8,862           $  16,217          $  19,520
Percentage of revenues............         81.3%              70.6%               59.4%              60.2%
% change from year ago period.....        (63.0)%                                (16.9)%

    Cost of revenues consists primarily of cost of operations and components we purchase from third party manufacturers.

    Gross profit decreased $5.6 million for the three months ended September 30, 2003 compared to the same period in 2002 was primarily due to our disposition of our HSP analog modem products to Conexant. Gross profit as a percentage of revenues increased from 70.6% for the three months ended September 30, 2002 to 81.3% for the three months ended September 30, 2003 due to higher margins. For the nine months ended September 30, 2003 compared to the same period last year, gross profit remained approximately the same.

Research and Development

                                      THREE MONTHS       THREE MONTHS       NINE MONTHS         NINE MONTHS
                                         ENDED              ENDED              ENDED               ENDED
                                      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                         2003                2002              2003                2002
                                    ----------------   ----------------    ---------------    --------------
Research and development..........     $  1,792            $  2,477            $  6,093          $  7,634
Percentage of revenues............         44.5%               19.7%               22.3%             23.5%
% change from year ago period.....        (27.7)%                                 (20.2)%

    Research and development expenses include costs for software and hardware development, prototyping, certification and pre-production costs. We expense all research and development costs as incurred.

    Research and development expenses decreased by $0.7 and $1.5 million for the three and nine months ended September 30, 2003 compared to the same periods in 2002 primarily due to our disposition of our HSP analog modem products to Conexant. As a percentage of revenues, research and development costs increased for the three months ended September 30, 2003 due to reduced revenues for the same period. For the nine months ended September 30, 2003 compared to the same period last year, research and development remained approximately the same.

Sales and Marketing

                                      THREE MONTHS       THREE MONTHS       NINE MONTHS         NINE MONTHS
                                         ENDED              ENDED              ENDED               ENDED
                                      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                         2003                2002              2003                2002
                                    ----------------   ----------------    ---------------    --------------
Sales and marketing...............      $  1,501           $  1,904           $  5,655           $  5,395
Percentage of revenues............          37.2%              15.2%              20.7%              16.6%
% change from year ago period.....         (21.2)%                                 4.8%

    Sales and marketing expenses consist primarily of personnel costs, sales commissions and marketing costs. Marketing costs include promotional costs, public relations and trade shows.

    Sales and marketing expenses decreased $0.04 and increased $0.3 million for the three and nine months ended September 30, 2003, respectively, compared to the same period in 2002 due to timing of the trade shows. Sales and marketing expenses as a percentage of revenues changed for the three and nine months ended September 30, 2003 compared to the same period in 2002 due to reduced revenues for the same period.

General and Administrative

                                      THREE MONTHS       THREE MONTHS       NINE MONTHS         NINE MONTHS
                                         ENDED              ENDED              ENDED               ENDED
                                      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                         2003                2002              2003                2002
                                    ----------------   ----------------    ---------------    --------------
General and administrative........      $  2,644           $  1,248           $  7,295           $  3,856
Percentage of revenues............          65.6%               9.9%              26.7%              11.9%
% change from year ago period.....         111.9%                                 89.2%

    General and administrative expenses include costs associated with our general management and finance functions as well as professional service charges, such as legal, tax, audit and accounting fees. Other general expenses include rent, insurance, utilities, travel and other operating expenses to the extent not otherwise allocated to other functions.

    General and administrative expenses increased $1.4 and $3.4 million for the three and nine months ended September 30, 2003, respectively, compared to the same period in 2002. The increase was due to inclusion of DTI's expenses, increased insurance expenses and legal costs associated with our patent infringement litigation against 3Com, U.S. Robotics, Broadcom, Agere Systems and Lucent Technologies. General and administrative expenses as a percentage of revenues increased for the three and nine months ended September 30, 2003 compared to the same period in 2002 for the same reasons as above. We anticipate spending between $3.0 and $4.0 million per year in legal expenses related to these lawsuits.

Amortization of Other Intangible Assets

                                                 THREE MONTHS       THREE MONTHS       NINE MONTHS         NINE MONTHS
                                                    ENDED              ENDED              ENDED               ENDED
                                                 SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                    2003                2002              2003                2002
                                               ----------------   ----------------    ---------------    --------------
Amortization of other intangible assets..          $  343             $  50               $  781            $  50
Percentage of revenues...................             8.5%              0.4%                 2.9%             0.2%

    In March 2003, we acquired the assets of DTI for a total of $11.0 million in cash. The acquisition was accounted for under the purchase method of accounting and the results of operations of DTI were included in our financial statements from the date of acquisition. Under the purchase method of accounting, if the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price and allocated to in-process research and development, goodwill and other intangible assets. The purchase price of $11.0 million was allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition as determined by an independent valuation firm. We attributed $2.3 million (an additional $0.5 million capitalized in the quarter) to net assets acquired, $1.1 million to acquired in-process research and development, $200,000 to the covenant not to compete and $4.4 million to other intangible assets, net, in the accompanying consolidated balance sheets. The $3.0 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. We expensed in-process research and development and amortize the covenant not to compete over two years and other intangible assets over an estimated useful life of four years.

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

    Effective January 1, 2002, we have adopted the provisions of SFAS No. 142, "Goodwill and Other Intangibles," under which goodwill is no longer being amortized and will be tested for impairment at least annually. As a result of the acquisitions discussed above, amortization of intangible assets increased to $781,000 for the nine months ended September 30, 2003.

Restructuring Charges

                              THREE MONTHS       THREE MONTHS       NINE MONTHS         NINE MONTHS
                                 ENDED              ENDED              ENDED               ENDED
                              SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                 2003                2002              2003                2002
                            ----------------   ----------------    ---------------    --------------
Restructuring charges....      $    288           $   88              $  2,940            $  735
Percentage of revenues...           7.1%             0.7%                 10.8%              2.3%

    Restructuring expenses increased $0.2 and $2.2 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. These increases are from the 2003 restructuring due to our disposition of our HSP analog modem products to Conexant. 26 employees, both foreign and domestic, were terminated subsequent to the sale of the soft modem product line to Conexant in May 2003 along with the related facilities closures, which will occur over the remainder of the calendar year. The total restructuring may aggregate $2.9 million consisted of severance and employment related costs of $1.6 million and costs related to closure of excess facilities as a result of the reduction in force of $1.3 million. For the three and nine months ended September 30,

2003, $0.3 and $2.9 million was expensed, respectively. The remaining 2003 restructuring balance of $0.1 million would be expensed during the fourth quarter 2003.

Amortization of Deferred Compensation

                                                 THREE MONTHS       THREE MONTHS       NINE MONTHS         NINE MONTHS
                                                    ENDED              ENDED              ENDED               ENDED
                                                 SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                    2003                2002              2003                2002
                                               ----------------   ----------------    ---------------    --------------
Amortization of deferred compensation.....       $    208            $  170              $   748             $  528
Percentage of revenues....................            5.2%              1.4%                 2.7%               1.6%
% change from year ago period.............           22.4%                                  41.7%

    In connection with the grant of restricted stock to employees in 2003, 2002 and 2001, we recorded deferred stock compensation of $0.8, $3.7 and $1.8 million, respectively; representing the fair value of our common stock on the date the restricted stock was granted. Such amounts are presented as a reduction of stockholders' equity and are amortized ratably over the vesting period of the applicable shares.

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

    The amortization of deferred stock compensation increased $0.04 and $0.2 million for the three and nine months ended September 30, 2003, respectively, compared to the same period in 2002 primarily due to the grant of restricted stock to employees in 2003. We expect the amortization of deferred stock compensation to be approximately $197,000 for fourth quarter 2003, based on restricted stock option grants through September 30, 2003. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. If we grant additional restricted stock, the amortization of deferred compensation will increase.

Other Income, Net

                                                 THREE MONTHS       THREE MONTHS       NINE MONTHS         NINE MONTHS
                                                    ENDED              ENDED              ENDED               ENDED
                                                 SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                    2003                2002              2003                2002
                                               ----------------   ----------------    ---------------    --------------
Other income, net.................                $    291           $  641              $  1,120           $  2,631
Percentage of revenues............                     7.2%             5.1%                  4.1%               8.1%
% change from year ago period.....                   (54.6)%                                (57.4)%

    Other income, net, consists of interest income, net of interest expense. Interest income is expected to fluctuate over time. Other income, net, decreased $0.4 and $1.5 million for the three and nine months ended September 30, 2003, respectively, compared to the same period in 2002 primarily due to the decrease in interest rates and change in cash and investment balances due to net cash outflow of the stock repurchase program offset by the stock options exercised and the net cash outflow for the asset acquisition of DTI offset by the proceeds received from the disposition of assets to Conexant.

Provision for Income Taxes

                                                 THREE MONTHS       THREE MONTHS       NINE MONTHS         NINE MONTHS
                                                    ENDED              ENDED              ENDED               ENDED
                                                 SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                    2003                2002              2003                2002
                                               ----------------   ----------------    ---------------    --------------
Provision (Benefit) for income taxes                $(248)            $ 352               $(155)              $ 415

    The realization of deferred tax assets is dependent on future profitability. During the third quarter of 2001, we recorded $5.3 million of provision for income taxes to establish valuation allowances against deferred tax assets in accordance with the provisions of FASB No. 109, "Accounting for Income Taxes" as a result of uncertainties regarding realizability. For the three and nine months ended September 30, 2003, we recorded a net benefit of $248,000 and $155,000, respectively, tax benefit primarily for a carryback in accordance with APB
No. 28, "Interim Financial Reporting" calculated tax provision for 2003 net of foreign income taxes paid.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                 NINE MONTHS       NINE MONTHS
                                                                                    ENDED             ENDED
                                                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                                                    2003              2002
                                                                               ---------------   ---------------
Net cash provided by (used in) operating activities.......................      $     1,933       $   (12,937)
Net cash provided by investing activities.................................           32,100            16,673
Net cash provided by financing activities.................................            2,549             1,898
Cash, cash equivalents and short-term investments at the end of period....          108,902           112,206
Working capital at the end of period......................................          104,333           107,636

    The increase in net cash provided by operating activities for the nine months ended September 30, 2003 compared to the same period in 2002 was primarily due to decrease in accounts receivable and the litigation settlement paid to Dr. Brent Townsend of $14.3 million in 2002 which negatively impacted cash last year. Accounts receivable, as measured in days sales outstanding, was 40 days at September 30, 2003 compared to 30 days at September 30, 2002. The increase in days sales outstanding from September 30, 2002 to 2003 was primarily due to the change from the HSP soft modem product line to the DTI cash collection cycle. We anticipate spending between $3.0 and $4.0 million per year in legal expenses associated with our patent infringement litigation against 3Com, U.S. Robotics, Broadcom, Agere Systems and Lucent Technologies.

    Net cash provided by investing activities for the nine months ended September 30, 2003 consists primarily of proceeds from the sales and maturities of the short-term investments, net of purchases of short-term investments, net cash outflow for the asset acquisition of Dynamic Telecommunications, Inc. against the proceeds received from the disposition to Conexant.

    The increase in net cash provided by financing activities for the nine months ended September 30, 2003 consists of proceeds from the issuance of common stock on exercise of stock options net of payments for the repurchase of common stock associated with the shares repurchased by PCTEL.

    In August 2002, the Board of Directors authorized the repurchase of up to one million shares of our common stock, which was completed in February 2003. In February 2003, PCTEL extended its stock repurchase program and announced its intention to repurchase up to one million additional shares on the open market from time to time. PCTEL's repurchase activities will be at management's discretion based on market conditions and the price of PCTEL's common stock. During the three and nine months ended September 30, 2003, we repurchased 257,400 and 762,800 shares, respectively, of our outstanding common stock for approximately $2.7 and $6.2 million, respectively. Since the inception of the stock repurchase program we have repurchased 1,538,600 shares of our outstanding common stock for approximately $11.5 million.

    As of September 30, 2003, we had $108.9 million in cash, cash equivalents and short-term investments and working capital of $104.3 million.

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

    The following summarizes our contractual obligations (non-cancelable operating leases) for office facilities and the 2003 restructuring as of September 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

                                                LESS THAN                             AFTER
                                        TOTAL    1 YEAR    1-3 YEARS    4-5 YEARS    5 YEARS
                                      --------  ---------  ----------   ----------  ---------
Contractual obligations
       Operating leases               $ 1,470    $  399     $   736       $ 335        $ -
                                      -------    ------     -------       -----        ---
       2003 Restructuring               1,372       683         689           -          -
                                      -------    ------     -------       -----        ---
       Total obligations              $ 2,842    $1,082     $ 1,425       $ 335        $ -
                                      =======    ======     =======       =====        ===

    If the current economic downturn prolongs, we will need to continue to expend our cash reserves to fund our operations. As of September 30, 2003, we have non-cancelable operating leases for office facilities of $1.5 million through 2007, unpaid restructuring (severance and employment related costs and costs related to closure of excess facilities) of $1.4 million through December 2004 and no outstanding firm inventory purchase contract commitments with our major suppliers.

    As part of the acquisition of DTI there is an earn out potential of $7.5 million over two years if certain milestones are achieved. At PCTEL's option, DTI could be paid in PCTEL stock or cash.

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

    The connectivity device and wireless markets are intensely competitive. We may not be able to compete successfully against current or potential competitors. We expect competition to increase in the future as current competitors enhance their product offerings, new suppliers enter the connectivity device and wireless markets, new communication technologies are introduced and additional networks are deployed. In addition, our client software competes with software developed internally by Network Interface Card
(NIC) vendors, service providers for local 802.11 networks, and with software developed by large systems integrators. Increased competition could materially and adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors affecting wireless markets include the following:

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

    Competitors in the market for products and technology that enable roaming between and among 802.11 wireless and cellular networks include Aptilo, Boingo, BVRP, Cisco, Colubris, Funk, GRIC, IBM, iPass, ipUnplugged, Microsoft, NetnearU, Nokia, Nomadix, Pronto Networks, Sierra Wireless and Starfish. We could also face future competition from companies that offer alternative communications solutions, or from large computer companies, PC peripheral companies and other large networking equipment companies. Competitors in the software radio product space and specifically for OEM receiver products include Agilent, Berkeley Varitronics, Comarco, Allen Telecom, and Rohde & Schwarz. Furthermore, we could face competition from certain of our customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies. We can offer no assurance that we will be able to compete successfully against these competitors or that the competitive pressures we face will not adversely affect our business or operating results.

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

    Our ability to compute successfully in the wireless market is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, our revenue may decline. Wireless access solutions are relatively unproven in the marketplace and some of the wireless technologies have only been commercially introduced in the last few years. We only began offering wireless products in the second quarter of fiscal 2002. If wireless access technology turns out to be unsuitable for widespread commercial deployment, we may not be able to generate enough sales to achieve and grow our business. We have listed below some of the factors that we believe are key to the success or failure of wireless access technology:

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

OUR WIRELESS BUSINESS IS DEPENDENT UPON THE CONTINUED GROWTH OF EVOLVING TELECOMMUNICATIONS AND INTERNET INDUSTRIES.

    Our future success is dependent upon the continued growth of the data communications and wireless industries, particularly with regard to Internet usage. The global data communications and Internet industries are relatively new and evolving rapidly and it is difficult to predict potential growth rates or future trends in technology development for this industry. We cannot assure you that the deregulation, privatization and economic globalization of the worldwide telecommunications market that has resulted in increased competition and escalating demand for new technologies and services will continue in a manner favorable to us or our business strategies. In addition, there can be no assurance that the growth in demand for wireless and Internet services, and the resulting need for high speed or enhanced data communications products and wireless systems, will continue at its current rate or at all.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS FOR THE WIRELESS MARKET, WHICH MEET THE NEEDS OF OUR EXISTING AND PROSPECTIVE CUSTOMERS AND ACHIEVE BROAD MARKET ACCEPTANCE.

    Our revenue depends on our ability to anticipate our existing and prospective customers' needs and develop products that address those needs. Our future success will depend on our ability to introduce new products for the wireless market, anticipate improvements and enhancements in wireless technology and in WLAN standards, and to develop products that are competitive in the rapidly changing wireless industry. Introduction of new products and product enhancements will require coordination of our efforts with those of our suppliers and manufacturers to rapidly achieve volume production. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our operating results will be materially and adversely affected and our business and prospects will be harmed. We cannot assure you that product introductions will meet the anticipated release schedules or that our wireless products will be competitive in the market. Furthermore, given the emerging nature of the wireless market, there can be no assurance our products and technology will not be rendered obsolete by alternative or competing technologies.

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

    - reduction or delay of capital expenditures by wireless operations for network deployments (extensions of existing wireless networks and network technologies as well as 3G and 4G technologies);

    - failure to develop a productive Governments product distribution capability;

    - difficulties in assimilation of acquired personnel, operations, technologies or products; and

    - migration of network test and measurement functions into wireless infrastructure as a standard part of product offerings..

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

OUR REVENUES MAY FLUCTUATE EACH QUARTER DUE TO BOTH DOMESTIC AND INTERNATIONAL SEASONAL TRENDS.

    Wi-Fi is too new for us to be able to predict seasonal revenue patterns. Such patterns are true for wireless test and measurements products, such as DTI's, where capital spending is involved.

    We are currently expanding our sales in international markets, particularly in Europe and Asia. To the extent that our revenues in Europe and Asia or other parts of the world increase in future periods, we expect our period-to-period revenues to reflect seasonal buying patterns in these markets.

WE REQUIRE TECHNICAL COOPERATION WITH 802.11 CHIPSET MANUFACTURERS IN ORDER TO REALIZE OUR SOFT ACCESS POINT PRODUCT. FAILURE TO SUCCESSFULLY SECURE THIS COOPERATION WOULD IMPAIR OUR REVENUE FROM THIS PRODUCT.

    We rely on our ability to forge relationships with 802.11 chipset manufacturers, in order to ensure that our Segue Soft AP (SAM) software is compatible with their chipsets. This relationship requires that source code be given to PCTEL or that 802.11 chipset manufacturers undertake development activities to enable our Soft AP capability. There are many risks associated with this:

    -    Chipset manufacturers general unwillingness to partner with PCTEL,

    - Chipset manufacturers internally developing their own Soft AP capabilities,

    -    Chipset manufacturers not seeing the value provided by Soft AP; and

    - Chipset manufacturers viewing Soft AP as a threat to the hardware AP side of the business.

WE RELY ON INDEPENDENT COMPANIES TO MANUFACTURE, ASSEMBLE AND TEST OUR PRODUCTS. IF THESE COMPANIES DO NOT MEET THEIR COMMITMENTS TO US, OUR ABILITY TO SELL PRODUCTS TO OUR CUSTOMERS WOULD BE IMPAIRED.

    We do not have any manufacturing capability and limited assembly capacity. For some product lines we outsource the manufacturing, assembly, and testing of printed circuit board subsystems. For other product lines, we purchase completed hardware platforms and add our proprietary software. While there is no unique capability with these suppliers, any failure by these suppliers to meet delivery commitments would cause us to delay shipments and potentially be unable to accept new orders for product.

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

    Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of September 30, 2003, we employed a total of 35 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets will be impaired.

FAILURE TO MANAGE OUR TECHNOLOGICAL AND PRODUCT GROWTH COULD STRAIN OUR MANAGEMENT, FINANCIAL AND ADMINISTRATIVE RESOURCES.

    Our ability to successfully sell our products and implement our business plan in rapidly evolving markets requires an effective management planning process. Future product expansion efforts could be expensive and put a strain on our management by significantly increasing the scope of their responsibilities and by increasing the demands on their management abilities. To effectively manage our growth in these new technologies, we must enhance our marketing, sales, research and development areas.

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

    We currently have a subsidiary in Japan and Israel as well as branch offices in Taiwan, France and Yugoslavia. Yugoslavia is presently in the liquidation process. The complexities resulting from by operating in several different tax jurisdictions inevitably leads to an increased exposure to worldwide tax challenges.

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

    We may not be able to sustain or grow our revenue from the licensing of our intellectual property. In addition to our wireless product line and software-defined radio technology, we offer our intellectual property through licensing and product royalty arrangements. We have over 120 U.S. patents granted or pending addressing both essential International Telecommunications Union and non-essential technologies. In connection with our intellectual property licensing efforts, we have filed several patent infringement lawsuits and are aggressively pursuing unlicensed companies to license their unauthorized use of our intellectual property. We have pending patent infringement litigation claims with 3Com, U.S. Robotics, Broadcom, Agere and Lucent. We expect litigation to continue to be necessary to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of these litigation matters, we cannot assure you that we will ultimately prevail or receive the judgments that we seek. We may not be able to obtain licensing agreements from these companies on terms favorable to us, if at all. In addition, we may be required to pay substantial monetary damages as a result of claims these companies have brought against us which could materially and adversely affect our business, financial condition and operating results.

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

    As we continue to aggressively pursue licensing arrangements with companies that are using our intellectual property without our authorization, we expect to continue to be subject to lawsuits that challenge the validity of our intellectual property or that allege that we have infringed third party intellectual property rights. Any of these claims could results in substantial damages against us and could impair our ability to grow and sustain our licensing business. This could materially and adversely affect our business, financial condition, operating results and prospects. As a result, at least in part, of our licensing efforts to date, we are currently subject to claims from 3Com, U.S. Robotics, Broadcom, Agere and Lucent regarding patent infringement matters of the nature described above. We have also been subject to claims from others in the past regarding similar matters. In addition, in recent years, there has been significant litigation in the United States involving intellectual property rights. We expect these claims to increase as our intellectual property portfolio becomes larger. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their merits or success, would likely be time-consuming and expensive to resolve and could divert management's time and attention.

OUR ABILITY TO ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS MAY BE LIMITED, AND ANY LIMITATION COULD ADVERSELY AFFECT OUR ABILITY TO SUSTAIN OR INCREASE REVENUE FROM OUR LICENSING PROGRAM.

Our ability to sustain and grow revenue from the licensing of our intellectual property is dependant on our ability to enforce our intellectual property rights. Our ability to enforce these rights is subject to many challenges and may be limited. For example, one or more of our pending patents may never be issued. In addition, our patents, both issued and pending, may not prove enforceable in actions against alleged infringers. 3Com, U.S. Robotics, Broadcom, Agere and Lucent have currently pending claims seeking to invalidate on or more of our patents. If a court were to invalidate one or more of our patents, this could materially and adversely affect our licensing program. Furthermore, some foreign laws, including those of various countries in Asia, do not protect our proprietary rights to the same extent as United States laws.

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

                        RISKS RELATED TO OUR COMMON STOCK

OUR STOCK PRICE MAY BE VOLATILE BASED ON A NUMBER OF FACTORS, SOME OF WHICH ARE NOT IN OUR CONTROL.

    The trading price of our common stock has been highly volatile. The common stock price has fluctuated from a low of $4.58 to a high of $13.60 over the last twelve months. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

    -    actual or anticipated variations in quarterly operating results,

    -    outcome of on going intellectual property related litigations,

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

PCTEL, INC.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks. We manage the sensitivity of our results of operations to credit risks and interest rate risk by maintaining a conservative investment portfolio, which is comprised solely of, highly rated, short-term investments. We have investments in both fixed rate and floating rate interest earning instruments. Fixed rate securities may have their fair market value adversely impacted based on the duration of such investments if interest rates rise, while floating rate securities and the reinvestment of funds from matured fixed rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better, and money market funds. We have accumulated a $40,638 and $263,000 unrealized holding gain as of September 30, 2003 and December 31, 2002, respectively. A hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at September 30, 2003.

    We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating all transactions in U.S. dollars. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which are sales were denominated, our net loss would not have changed by a material amount for the nine months ended September 30, 2003. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuation gains for the nine months ended September 30, 2003 and year ended December 31, 2002 was $53,518 and $35,000, respectively.

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

PCTEL, INC.

PART II. OTHER INFORMATION FOR THE THREE AND NINE MONTHS ENDED: SEPTEMBER 30,
         2003

ITEM 1   LEGAL PROCEEDINGS:

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

In March 2002, plaintiff Ronald H. Fraser ("Fraser") filed a Verified Complaint (the "Complaint") in Santa Clara County (California) Superior Court for breach of contract and declaratory relief against PCTEL, and for breach of contract, conversion, negligence and declaratory relief against PCTEL's transfer agent, Wells Fargo Bank Minnesota, N.A ("Wells Fargo"). The Complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering on April 14, 2000. Wells Fargo filed a Verified Answer to the Complaint in June 2002 and in July 2002, PCTEL filed a Verified Answer to the Complaint, denying Fraser's claims and asserting numerous affirmative defenses. Wells Fargo and PCTEL have each filed Cross-complaints against the other for indemnity.

Wells Fargo filed a motion for summary judgment, or alternatively for summary adjudication, which was heard on July 29, 2003. On July 30, the Court granted Wells Fargo's motion for summary adjudication on Fraser's Third and Fourth Causes of action for Breach of Fiduciary Duty and Declaratory Relief, but denied Wells Fargo's motion for summary judgment and summary adjudication of Fraser's First and Second Causes of Action for Breach of Contract and Conversion. PCTEL has filed a Motion for Summary Judgment or, Alternatively, Summary Adjudication, against Fraser. The Motion is scheduled for December 9, 2003. Trial of this matter has been set for January 12, 2004.

We believe that we have meritorious defenses and intend to vigorously defend the action. Because the action is still in its early stages, we cannot at this time provide an estimate of the range of potential loss, or the probability of a favorable or unfavorable outcome.

Licensing Program. In addition to our wireless product line and software-defined radio technology, PCTEL offers our intellectual property through licensing and product royalty arrangements. We have over 120 U.S. patents granted or pending addressing technology essential to International Telecommunications Union communication standards as well as other communications technology related areas. We will continue to explore other opportunities to acquire relevant technology and to incorporate new assets into our licensing program. For example, as part of our transaction with Conexant that was completed in May 2003, we expanded our intellectual property portfolio by acquiring 46 patents. As part of our licensing efforts, we are pursuing opportunities through litigation in parallel with business discussions with those parties using our intellectual property. As part of these efforts, in May 2003, we filed three separate lawsuits asserting infringement of our intellectual property rights.

Below is a description of the claims and status of those lawsuits:

    - U.S. Robotics Corporation. On May 23, 2003, we filed in the U.S. District Court for the Northern District of California (C03-2471 MJJ) a patent infringement lawsuit against U.S. Robotics Corporation claiming that U.S. Robotics has infringed one of our patents (U.S. Patent No. 4,841,561 ('561)). U.S. Robotics filed its answer and counterclaim to our complaint in June 2003 asking for a declaratory judgment that the claims of the '561 patent are invalid and not infringed by U.S. Robotics. We filed our reply to U.S. Robotics' counterclaim on July 2, 2003.

    - PCTEL v. Broadcom Corporation. On May 23, 2003, we filed in the U.S. District Court for the Northern District of California (C03-2475 MJJ) a patent infringement lawsuit against Broadcom Corporation claiming that Broadcom has infringed four of our patents ('561; and U.S. Patent Numbers 5,787,305 ('305); 5,931,950 ('950); and 6,493,780 ('780)). Broadcom filed its answer and counterclaim to our complaint in July 2003 asking for a declaratory judgment that the claims of the four patents are invalid and/or unenforceable, and not infringed by Broadcom. We filed our reply to Broadcom's counterclaim on August 4, 2003.

    - Agere Systems and Lucent Technologies. On May 23, 2003, we filed in the U.S. District Court for the Northern District of California (C03-2474 MJJ) a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of our patents ('561, '305, '950 and '780) and that Lucent was infringing three of our patents ('561, '305 and '950). Agere and Lucent filed their answers to our complaint in July 2003. Agere filed a counterclaim asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere. We filed our reply to Agere's counterclaim on August 4, 2003.

    In addition to the three lawsuits described above, we also have continuing litigation with 3Com Corporation related to intellectual property infringement and related matters. Both 3Com and we have pending patent infringement lawsuits against one another in the U.S. District Court for the Northern District of California. Both suits were filed in March 2003. 3Com initially filed their suit against us in the Northern District of Illinois, but that case was subsequently remanded to the Northern California District Court. We are claiming that 3Com is infringing one of our patents ('561) and are seeking a declaratory judgment that certain 3Com patents are invalid and not infringed by PCTEL. 3Com is alleging that our HSP modem products infringed certain 3Com patents and is seeking a declaratory judgment that our '561 patent is invalid and not infringed by 3Com.

    In addition, in May 2003, we filed a complaint against 3Com in the Superior Court of the State of California for the County of Santa Clara under California's Unfair Competition Act. Subsequently, 3Com filed a notice of removal, removing the case to the U.S. District Court for the Northern District of California (C03-3124 SBA). We have moved to remand the case to the Santa Clara Superior Court. The hearing on our motion to remand is set for December 9, 2003.

    In June 2003, we filed a motion to consolidate our pending patent infringement cases with 3Com, U.S. Robotics, Broadcom, Agere and Lucent described above. The court granted our motion to consolidate in part. On October 28, 2003, a case management conference in the consolidated actions was held. No trial date has been set.

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

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT
 NUMBER                         DESCRIPTION
 ------                         -----------
10.41a       Martin H. Singer Amended and Restated Employment Agreement

10.41b       Addendum to Martin H. Singer Amended and Restated Employment
             Agreement

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

(b)      Reports on Form 8-K:

We furnished a report on Form 8-K dated October 28, 2003 announcing our financial results for the fiscal quarter ended September 30, 2003. Such report was "furnished" but not "filed" with the SEC.

We furnished a report on Form 8-K dated July 11, 2003 announcing additional information on sale of HSP modem product line. Such report was "furnished" but not "filed" with the SEC.

We furnished a report on Form 8-K dated July 29, 2003 announcing our financial results for the fiscal quarter ended June 30, 2003. Such report was "furnished" but not "filed" with the SEC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PCTEL, Inc.
                         Delaware Corporation

October 31, 2003         By: /s/ JOHN SCHOEN
                             ---------------------------------------------------
                             John Schoen
                             Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)