Form 10-K
period 2003-12-31
PC TEL INC
filed 2004-03-12
CIK 1057083

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------
                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE YEAR ENDED DECEMBER 31, 2003


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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

As of June 30, 2003, the last business day of Registrant's most recently completed second fiscal quarter, there were 19,919,070 shares of Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on June 30, 2003) was approximately $155,312,855. Shares of Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2004, the number of shares of the Registrant's common stock outstanding was 20,567,020.

Certain sections of Registrant's definitive Proxy Statement relating to its Annual Stockholders' Meeting to be held on June 3, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                  PCTEL, INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                                   PAGE
                                                                                   ----
                                        PART I
Item 1              Business....................................................     3
Item 2              Properties..................................................     4
Item 3              Legal Proceedings...........................................     4
Item 4              Submission of Matters to a Vote of Security Holders.........     5
Item 4A             Executive Officers of the Registrant........................     5

                                        PART II
Item 5              Market for Registrant's Common Equity and Related
                    Stockholder Matters.........................................     7
Item 6              Selected Consolidated Financial Data........................     8
Item 7              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................     9
Item 7A             Quantitative and Qualitative Disclosures about Market
                    Risk........................................................    30
Item 8              Financial Statements and Supplementary Data.................    32
Item 9              Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure....................................    62
Item 9A             Controls and Procedures.....................................    62

                                       PART III
Item 10             Directors and Executive Officers of the Registrant..........    62
Item 11             Executive Compensation......................................    63
Item 12             Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters..................    63
Item 13             Certain Relationships and Related Transactions..............    63

                                        PART IV
Item 14             Principal Accountant Fees and Services......................    63
Item 15             Exhibits, Financial Statement Schedules and Reports on Form
                    8-K.........................................................    63
Signatures......................................................................    67

                                     PART I

ITEM 1:  BUSINESS

     This  report  contains  forward-looking statements  within  the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Investors in our common stock are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption "Factors That May Affect Our Business, Financial Condition, and Future Operating Results," beginning on page 21 of the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in, or incorporated by reference into, this report.

OVERVIEW

     PCTEL, Inc. provides wireless connectivity products and test tools to cellular carriers, wireless Internet providers (WISP's), PC OEM's, and wireless equipment manufacturers. The company brings together expertise in RF platform design, mobility software, and hardware to ensure wireless excellence. We simplify mobility, provide wireless intelligence, and enhance wireless performance. Additionally, the company licenses both patented and proprietary access technology, principally related to analog modems, to modem solution providers.

     Our Wi-Fi and Cellular Mobility Software products are offered as the Segue(TM) product line. The Segue(TM) family of solutions simplifies wireless access toWi-Fi and cellular data networks. The Segue(TM) Roaming Client is a PC or PocketPC-based application developed to allow users to easily locate and connect to Wi-Fi and Wireless Wide Area Networks (WWANs-GPRS, CDMA 1x or other 2.5G cellular networks) data networks. The Segue(TM) Soft AP Module for Wi-Fi networks permits Wi-Fi enabled notebook or desktop PC's to function as a Wi-Fi access point and router without the need for external devices. The Segue(TM) Analyzer is a handheld test and security verification tool for Wi-Fi (802.11 a/b/g) networks. The analyzer allows users to analyze and improve the performance of 2.4GHz and 5.6 GHz Wi-Fi installations. Customers for Segue(TM) products are not typically individual end-users, but distributors, integrators, manufacturers, Internet access service providers, cellular carriers, or other service aggregators.

     Our DTI line of software-defined radio products measure and monitor cellular networks. They represent a cost effective solution for simplifying wireless intelligence. The technology is sold in three forms, as OEM receivers, as integrated systems solutions, and as components and systems to U.S. government agencies. The SeeGull(TM) family of OEM receivers collects and measures RF data, such as signal strength and base station identification in order to analyze wireless signals. The claRiFy(TM) product line is a multiple receiver system solution that uses patented pending technology to identify and measure wireless network interference. Customers are wireless network operators, wireless infrastructure suppliers, and wireless test and measurement solution providers. The company offers derivatives of the SeeGull(TM) and claRiFy(TM) products for government security applications to prime contractors that hold the necessary security clearances.

     The MAXRAD product line consists of wireless communication antennas designed to enhance the performance of broadband wireless, in-building wireless, wireless Internet service providers, and Land Mobile Radio (LMR) applications. The products are sold primarily to end customers through distributors and via direct sales channels to wireless equipment manufacturers.

     PCTEL has an intellectual property portfolio consisting of over 130 U.S. patents and applications, primarily in analog modem technology. It also has proprietary DSP based embedded modem technology. The company has an active licensing program designed to monetize its intellectual property. Companies under license at the end of 2003 include Intel, Conexant, Broadcom, Silicon Laboratories, Texas Instruments, Smartlink and ESS Technologies. The company has also asserted its patents and is currently litigating against

3Com, Agere, Lucent and U.S. Robotics, who are unlicensed and the company believes are using PCTEL's intellectual property.

     We were incorporated in California in 1994 and reincorporated in Delaware in 1998. Our principal executive offices are located at 8725 W. Higgins Road, Suite 400, Chicago, Illinois 60631. Our telephone number at that address is
(773) 243-3000. Our web site is www.pctel.com. The contents of our web site are not incorporated by reference into this Annual Report on Form 10-K.

DEVELOPMENTS

     The company entered 2001 as an analog modem company, with an intellectual property portfolio that did not have significant revenue associated with it. The personal computer market, which is a significant driver of analog modem volume, was facing significant challenges in the form of reduced IT spending, intense competition and severe pricing pressure. The combination of these factors and others caused the company to shift its direction in 2002 from focusing on wire line access for revenue growth to faster growing wireless markets and the monetization of its intellectual property portfolio. The transition out of analog modems was completed in 2003 and the company continues to look for opportunities in wireless markets both through internal development and through acquisitions.

     There were five significant events in the transition to wireless and licensing. The first was the acquisition of cyberPIXIE, Inc. in May 2002, which was the genesis of the company's Segue(TM) product line. The second was the exiting of the DSP based embedded modem product line in June 2002, and conversion of that technology to a licensing program. The third was the acquisition of Dynamic Telecommunications, Inc. (DTI) in March 2003. The fourth event was the sale of a component of the company's HSP modem product line to Conexant in May of 2003. The company sold the product line but retained its modem patent portfolio for licensing purposes. The fifth event was the acquisition of MAXRAD, Inc. in January 2004.

     The company has emerged with three wireless product lines that address different aspects of wireless excellence. We continue to offer our intellectual property through licensing and product royalty arrangements. The licensing program achieved significant traction in 2003 with the signing of Intel, Conexant and Broadcom to license agreements. We continue to litigate with 3Com, Agere, Lucent and USR over the use of our intellectual property.

SALES, MARKETING AND SUPPORT

     The company sells its products directly to cellular carriers, wireless Internet providers (WISP's), PC OEM's, and wireless equipment manufacturers and indirectly through distributors. We employ a direct sales force with a thorough level of technical expertise, product background and industry knowledge. Our sales force also supports the sales efforts of our distributors.

     Our market strategy is focused on further building market awareness and acceptance of our new products. Our marketing organization also provides a wide range of programs, materials and events to support the sales organization.

     As of December 31, 2003, we employed 21 individuals in sales and marketing with offices in the U.S., Japan, Taiwan, Hong Kong and Israel.

     Revenue to our major customers representing greater than 10% of total revenues during the last three fiscal years are as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
CUSTOMER                                                      2003   2002   2001
--------                                                      ----   ----   ----
Askey.......................................................   --%    23%    10%
Lite-on Technology (GVC)....................................   --%    25%    22%
Prewell.....................................................   --%    23%    47%
Intel Corporation...........................................   30%    --     --
                                                               --     --     --
                                                               30%    71%    79%
                                                               ==     ==     ==

     The following table illustrates the percentage of revenues from domestic sales as compared to foreign sales during the last three fiscal years:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2003   2002   2001
                                                              ----   ----   ----
Domestic sales..............................................   57%    12%     2%
Foreign sales...............................................   43%    88%    98%
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

BACKLOG

     Sales of our products are generally made pursuant to standard purchase orders, which are officially acknowledged by us according to our terms and conditions. We believe that our backlog, while useful for scheduling production, is not a meaningful indicator of future revenues as our order to ship cycle is extremely short.

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

     Research and development expenses include costs for software and hardware development, prototyping, certification and pre-production costs. Over the last three fiscal years we spent approximately $7.8, $10.0 and $11.6 million for the fiscal years 2003, 2002 and 2001, respectively.

     As of December 31, 2003, we employed 50 employees in research and development.

MANUFACTURING

     For our MAXRAD and DTI product lines the Company does final assembly of the products. The company has arrangements with several contract manufacturers and is not dependent on any one. Should any of these manufacturers be unsatisfactory, other manufacturers are available to supply us. We have no guaranteed supply or long-term contract agreements with any other of our suppliers.

COMPETITION

     The competition for our wireless products varies based on product offering. Competitors for our Segue(TM) Roaming Client range from operating system suppliers such as Apple or Microsoft (which offers a level of WLAN client support through its Windows XP offering) to WLAN NIC suppliers (that bundle minimal clients with their hardware offering) to service aggregators that provide a client as part of their service offering such as GRIC, iPASS, and Boingo. We are unique in that many of these competitors are potential customers for our branded client offering. There are few 'client only' competitors in the WLAN space, such as Smith Micro, and Alice Systems. Competitors for the Segue Soft AP product are Wi-Fi chip set suppliers who offer a level of soft access point support unique to their chipset solutions, such as Intel and Broadcom. Competitors for the DTI product family are OEM's such as Agilent Technologies, Rohde and Schwarz, and Berkley Varitronics. There are many competitors for the MAXRAD product line, as that market is highly fragmented. Competitors include such names as Antenna Specialists, Cushcraft, and Centurion.

EMPLOYEES

     As of December 31, 2003, we employed 92 people full-time, including 21 in sales and marketing, 50 in research and development, and 21 in general and administrative functions. None of our employees are represented by a labor union. We consider our employee relations to be good.

WEB SITE POSTINGS

     We make our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to such reports, available free of charge through our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission, at the following address: www.pctel.com. The information in, or that can be accessed through our web site is not part of this report.

ITEM 2:  PROPERTIES

     In January 2004, as part of our acquisition of MAXRAD, Inc. we own a building with 31,150 square feet. This building houses office and assembly space for the Maxrad product line. In October 2003, we entered into a fourth amendment to an operating lease for our facility in Germantown, Maryland. This office building is 9,135 square feet and the lease expires in August 2007. In August 2002, we entered into an operating lease for our new headquarter facilities in Chicago, Illinois. This office building is 12,624 square feet and the lease expires in August 2007. In addition, we have an engineering office in Milpitas, California and sales support offices in Tokyo, Japan, and Paris, France, we also have a sales and assembly facility in Tianjin, China. We believe that we have adequate space for our current needs.

ITEM 3:  LEGAL PROCEEDINGS

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

     On March 19, 2002, plaintiff Ronald H. Fraser ("Fraser") filed a Complaint in Santa Clara County (California) Superior Court for breach of contract and declaratory relief against the Company, and for breach of contract, conversion, negligence and declaratory relief against the Company's transfer agent, Wells Fargo Bank Minnesota, N.A. The Complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in 2000. Wells Fargo and the Company have filed Answers to the Complaint. Further, each has filed a Cross-complaint against the other for indemnity. In November 2002, the parties conducted mediation but were unable to reach a settlement. Discovery is continuing. Trial of this matter had been set for January 12, 2004; that date was vacated after Fraser was granted leave to file an amended complaint. We believe that we have meritorious defenses and intend to vigorously defend the action. Because the action is still in its early stages, we are not able to predict the outcome at this time.

Litigation with U.S. Robotics

     On May 23, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against U.S. Robotics Corporation claiming that U.S. Robotics has infringed one of our patents. U.S. Robotics filed its answer and counterclaim asking for a declaratory judgment that the claims of the patent are invalid and not infringed. No trial date has been set. We believe we have meritorious claims and defenses. However, because the action is still in its early stages, we are not able to predict the outcome at this time.

Litigation with Broadcom

     On May 23, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Broadcom Corporation claiming that Broadcom has infringed four of our patents. Broadcom filed its answer and counterclaim asking for a declaratory judgment that the claims of the four patents are invalid and/or unenforceable, and not infringed by Broadcom. In December 2003, the parties entered into a settlement agreement which was favorable to the company, and on January 6, 2004, the Court granted the parties' stipulated request that all claims and counterclaims in the Broadcom action be dismissed with prejudice.

Litigation with Agere and Lucent

     On May 23, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of our patents and that Lucent was infringing three of our patents. Agere and Lucent filed their answers to our complaint. Agere filed a counterclaim asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere. We filed our reply to Agere's counterclaim in August 2003. No trial date has been set. We believe we have meritorious claims and defenses. However, because the action is still in its early stages, we are not able to predict the outcome at this time.

Litigation with 3Com

     In March 2003 each of 3Com and PCTEL filed a patent infringement lawsuit against the other. The suits are pending in the U.S. District Court for the Northern District of California. Our lawsuit alleges infringement of one of our patents and asks for a declaratory judgment that certain 3Com patents are invalid and not infringed by PCTEL. 3Com is alleging that our HSP modem products infringed certain 3Com patents and asks for a declaratory judgment that our patent is invalid and not infringed by 3Com. No trial date has been set. We believe we have meritorious claims and defenses. However, because the action is still in its early stages, we are not able to predict the outcome at this time.

     Further, in May 2003, the Company filed a complaint against 3COM in the Superior Court of the State of California for the County of Santa Clara under California's Unfair Competition Act. In December 2003, the Company voluntarily dismissed the action without prejudice. On December 15, 2003, 3COM filed an action against the Company seeking a declaratory judgment that 3COM has not violated the California Unfair Competition Act. On January 7, 2004, the parties filed a stipulation dismissing 3COM's declaratory judgment action without prejudice. No related claims with respect to the California Unfair Competition Act are currently pending between the parties.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No stockholder votes took place during the fourth quarter of the year ended December 31, 2003.

ITEM 4A:  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to our executive officers as of March 1, 2004:

NAME                      AGE                           POSITION
----                      ---                           --------
Martin H. Singer........  52    Chief Executive Officer, Chairman of the Board
                                Chief Operating Officer, Chief Financial Officer and
John Schoen.............  48    Secretary
Jeffrey A. Miller.......  48    Vice President, Business Development and Licensing
                                Vice President and General Manager, Segue(TM) Wireless
Biju Nair...............  38    Products

     Dr. Martin H. Singer has been our Chief Executive Officer and Chairman of the Board since October 2001. Prior to that, Dr. Singer served as our Non-Executive Chairman of the Board since February 2001 and a director for the Company since August 1999. From October 2000 to May 2001, Dr. Singer served as President and Chief Executive Officer of Ultra Fast Optical Systems, Inc. From December 1997 to August 2000, Dr. Singer served as President and CEO of SAFCO Technologies, Inc., a wireless communications company. He left SAFCO in August 2000 after its sale to Agilent Technologies. From September 1994 to December 1997, Dr. Singer served as Vice President and General Manager of the Wireless Access Business Development Division for Motorola, Inc., a communications equipment company. Prior to this period, Dr. Singer held senior management and technical positions in Motorola Inc., Tellabs, Inc., AT&T and Bell Labs. Dr. Singer holds a Bachelor of Arts in Psychology from the University of Michigan, and a Master of Arts and a Ph.D. in Experimental Psychology from Vanderbilt University.

     Mr. John Schoen has been our Chief Operating Officer, Chief Financial Officer and Secretary since November 2001. Prior to that, Mr. Schoen was Business Development Manager at Agilent Technologies. From May 1999 to July 2001, Mr. Schoen served as Chief Operating Officer and Chief Financial Officer of SAFCO Technologies, Inc. before its acquisition by Agilent Technologies Inc. Prior to this period; Mr. Schoen held various financial positions for over 19 years in Motorola Inc., including Controller of its Wireless Access Business Development Division. Mr. Schoen received a Bachelor of Science in Accounting from DePaul University and is a Certified Public Accountant.

     Mr. Jeffrey A. Miller has been our Vice President of Business Development and Licensing since January 2003. Prior to that position, in September 2002 Mr. Miller was appointed our Vice President of Product Management & New Technology. From November 2001 when he joined PCTEL, until September of 2002, Mr. Miller was Vice President of Engineering. Prior to joining PCTEL, Mr. Miller was Functional Manager of Wireless Optimization Products, Wireless Network Test Division of Agilent Technologies Inc. From January 1998 to July 2001, Mr. Miller served as Vice President of Engineering of SAFCO Technologies, Inc. and led its Test and Measurement Group before its acquisition by Agilent Technologies Inc. From September 1992 to January 1998, Mr. Miller was a Principal Consultant with Malcolm, Miller & Associates providing consulting services to wireless network operators and infrastructure suppliers. From 1978 through September of 1992, Mr. Miller held various technical and management positions at Motorola, Inc.'s Cellular Infrastructure Group. Mr. Miller received a Bachelor of Science in Computer Science from University of Illinois.

     Mr. Biju Nair has been our Vice President and General Manager of Segue(TM) Wireless Products since May 2003. Prior to that position, in September 2002 Mr. Nair was appointed our Vice President of Product Development. From January 2002 when he joined PCTEL, until September 2002, Mr. Nair served as our Director & General Manager, Wireless Products. Prior to joining PCTEL, Mr. Nair served, from July 2000 to January 2002, as the Global Manager of Wireless Planning, Design and Management solutions at Agilent Technologies. Prior to its acquisition by Agilent Technologies, Mr. Nair served from April 1994 to July 2000 as Vice President and General Manager of Global Software Products at SAFCO Technologies in Chicago. In that capacity, he designed OPAS, the industry's leading wireless post processing software and led the company's launch of its VoicePrint test and measurement product. Mr. Nair holds B.S and M.S degrees in Electronics and Computer Engineering and an advanced degree in Computer Science from Illinois Institute of Technology in Chicago. Mr. Nair is the author of numerous publications for the wireless industry and has presented technical papers at major wireless seminars and panels.

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

                                                               HIGH     LOW
                                                              ------   ------
FISCAL 2004:
  First Quarter (through March 1, 2004).....................  $12.85   $10.30

FISCAL 2003:
  Fourth Quarter............................................  $11.22   $ 8.15
  Third Quarter.............................................  $14.22   $ 9.81
  Second Quarter............................................  $13.89   $ 8.45
  First Quarter.............................................  $ 9.44   $ 6.10

FISCAL 2002:
  Fourth Quarter............................................  $ 7.95   $ 4.43
  Third Quarter.............................................  $ 6.92   $ 4.52
  Second Quarter............................................  $ 9.00   $ 6.00
  First Quarter.............................................  $10.78   $ 7.50

     The closing sale price of our common stock as reported on the NASDAQ National Market on March 1, 2004 was $11.92 per share. As of that date there were 73 holders of record of our common stock.

DIVIDENDS

     We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

     The information require by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 are derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31,2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 are derived from audited financial statements not included in this Form 10-K.

                                                          YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------
                                               2003      2002       2001      2000      1999
                                              -------   -------   --------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues....................................  $45,600   $48,779   $ 40,971   $97,183   $76,293
Cost of revenues............................   13,464    27,841     27,899    53,940    39,428
Inventory losses (recovery).................   (1,800)   (7,221)    10,920        --        --
                                              -------   -------   --------   -------   -------
Gross profit................................   33,936    28,159      2,152    43,243    36,865
                                              -------   -------   --------   -------   -------
Operating expenses:
  Research and development..................    7,808     9,977     11,554    14,130    10,317
  Sales and marketing.......................    7,503     7,668     10,926    14,293    10,523
  General and administrative................   10,387     5,453     14,023     8,058     5,459
  Acquired in-process research and
     development............................    1,100       102         --     1,600        --
  Amortization of other intangible assets...    1,124        88      3,068     2,638        --
  Impairment of goodwill and intangible
     assets.................................       --        --     16,775        --        --
  Gain on sale of assets and related
     royalties..............................   (5,476)       --         --        --        --
  Restructuring charges.....................    3,462       850      3,787        --        --
  Amortization of deferred stock
     compensation...........................      958       687      1,081     1,308       790
                                              -------   -------   --------   -------   -------
          Total operating expenses..........   26,866    24,825     61,214    42,027    27,089
                                              -------   -------   --------   -------   -------
Income (loss) from operations...............    7,070     3,334    (59,062)    1,216     9,776
Other income, net...........................    1,383     3,254      6,154     7,288       271
                                              -------   -------   --------   -------   -------
Income (loss) before provision for income
  taxes.....................................    8,453     6,588    (52,908)    8,504    10,047
Provision for income taxes..................    2,575       435      5,311     2,366     3,014
                                              -------   -------   --------   -------   -------
Net income (loss) before extraordinary
  loss......................................    5,878     6,153    (58,219)    6,138     7,033
Extraordinary loss, net of income taxes.....       --        --         --        --    (1,611)
                                              -------   -------   --------   -------   -------
Net income (loss)...........................  $ 5,878   $ 6,153   $(58,219)  $ 6,138   $ 5,422
                                              =======   =======   ========   =======   =======
Basic earnings (loss) per share before
  extraordinary loss........................  $  0.29   $  0.31   $  (3.02)  $  0.34   $  1.33
Basic earnings per share after extraordinary
  loss......................................  $    --   $    --   $     --   $    --   $  1.03
Shares used in computing basic earnings
  (loss) per share..........................   20,145    19,806     19,275    18,011     5,287
Diluted earnings (loss) per share before
  extraordinary loss........................  $  0.28   $  0.31   $  (3.02)  $  0.30   $  0.48
Diluted earnings per share after
  extraordinary loss........................  $    --   $    --   $     --   $    --   $  0.37
Shares used in computing diluted earnings
  (loss) per share..........................   20,975    20,004     19,275    20,514    14,666

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            2003       2002       2001       2000       1999
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...........................  $125,184   $111,391   $125,628   $118,380   $ 98,290
Working capital.........................   112,689    106,618    104,521    130,911     89,892
Total assets............................   143,241    129,426    140,183    192,956    130,605
Total stockholders' equity..............   122,906    112,553    107,761    159,847    104,278

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This  report  contains  forward-looking statements  within  the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Investors in our common stock are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption "Factors That May Affect Our Business, Financial Condition, and Future Operating Results," beginning on page 21 and elsewhere in, or incorporated by reference into, this report.

INTRODUCTION

     PCTEL, Inc. provides wireless connectivity products and test tools to cellular carriers, wireless Internet providers (WISP's), PC OEM's, and wireless equipment manufacturers. The company brings together expertise in RF platform design, mobility software, and hardware to ensure wireless excellence. We simplify mobility, provide wireless intelligence, and enhance wireless performance. Additionally, the company licenses both patented and proprietary access technology, principally related to analog modems, to modem solution providers.

     The company completed a two-year transition from an analog modem company to a wireless company during 2003. There were five significant events in that transition, presented here in chronological order. The first was the acquisition of cyberPIXIE, Inc. in May 2002, which was the genesis of the company's Segue product line of Wi-Fi and cellular mobility software. The second was the exiting of the DSP based embedded modem product line in June 2002, and conversion of that technology to a licensing program. The third was the acquisition of Dynamic Telecommunications, Inc. (DTI) in March 2003. The DTI product line of software defined radios measure and monitor cellular networks. The fourth event was the sale of a component of the company's HSP modem product line to Conexant in May of 2003. The company sold the product line but retained operating agreements and its modem patent portfolio for licensing purposes. The fifth event was the acquisition of MAXRAD, Inc. in January 2004. The MAXRAD product line consists of wireless communications antennas for broadband wireless, in-building wireless and land mobile radio applications. During our management discussion and analysis, the Segue, DTI and MAXRAD products are collectively referred to as wireless products, and the HSP modem and embedded modem products as modem products.

     PCTEL has an intellectual property portfolio consisting of over 130 U.S. patents and applications, primarily in analog modem technology. It also has proprietary DSP based embedded modem technology. The company has an active licensing program designed to monetize its intellectual property. Companies under license at the end of 2003 include Intel, Conexant, Broadcom, Silicon Laboratories, Texas Instruments, Smartlink and ESS Technologies. The company has also asserted its patents and is currently litigating against 3Com, Agere, Lucent and U.S. Robotics, who are unlicensed and the company believes are using PCTEL's intellectual property. The company collectively refers to revenue from its licensing program as royalty and licensing revenue, with the exception of Conexant. The sale of the HSP modem product line to Conexant and the signing of their licensing agreement occurred simultaneously. Royalty payments received from Conexant are recorded as an offset to operating expenses as Gain On Sale Of HSP Modem Products and Related Royalties.

     The company is focused on growing wireless revenue and maximizing the monetary value of its intellectual property. These will be the two key priorities for the company in 2004. Growth in wireless product revenue is dependent both on gaining further revenue traction in our existing products as well as further acquisitions to support our wireless initiatives. All of the company's product revenue has been wireless, starting in the third quarter 2003. There has not been enough history to evaluate whether there is significant seasonality in revenue between quarters for the product portfolio taken as a whole. Licensing revenue is dependent on the signing new license agreements and the success of our licensees in the marketplace. New licenses often contain up front payments pertaining to past royalty liability, or one time payments if the license is perpetual. That can make license revenue uneven between years as well as quarters within years. An example is the Intel license that was signed in December 2003. It is a perpetual license and yielded $13.5 million of one-time revenue both for the fourth quarter of 2003 and the year.

CRITICAL ACCOUNTING POLICIES

     The preparation of our consolidated financial statements in accordance with generally accepted accounting principles require us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflects the more significant judgments and estimates used in the preparation of its consolidated financial statements. Management has discussed the critical accounting policies with the Audit Committee.

REVENUE RECOGNITION

     The company sells Wi-Fi and cellular mobility software, software designed radio products, antenna products, and licenses its modem technology through its licensing program. The company records the sale of these products, including related maintenance, and the licensing of its intellectual property as revenue.

     The company accounts for revenue from its Wi-Fi and cellular mobility software, including related maintenance rights, under SOP 97-2 Software Revenue Recognition. Where the software license is perpetual and vendor specific objective evidence can be established between the software license and any related maintenance rights, the software license revenue is recognized upon delivery of the software and the maintenance is recorded pro-rata over the life of the maintenance rights. Where the vendor specific objective evidence cannot be established, and the only undelivered item is maintenance, the software license revenue and related maintenance rights are combined and recognized pro-rata over the expected term of the maintenance rights. Where the software is sold on a fixed term license, the software license and maintenance revenue is recorded pro-rata over the fixed term.

     The company records revenue for sales of its software defined radio products when title transfers, persuasive evidence of an arrangement exists, price is fixed and determinable and collectibility is reasonably assured. The company sells these products into both commercial and secure application government markets. Title for sales into the commercial market generally transfers upon shipment from the company's factory. Products that are sold into the secure application government market are generally designed to a unique specification. Title generally does not transfer until acceptance for the first units and then upon shipment thereafter.

     The company records revenue for sales of its antenna products when title transfers, which is generally upon shipment from the company's factory.

     The company records intellectual property licensing revenue when it has a licensing agreement, the amount of related royalties is known for the accounting period reported and collectibility is reasonably certain. Knowledge of the royalty amount specific to an accounting period is either in the form of a royalty report specific to a quarter, a contractual fixed payment in the license agreement specific to a quarter, or the pro-rata amortization of a fixed payment related to multiple quarters over those quarters using the operating lease method. Where a license agreement provides for a fixed payment related to periods prior to the license effective date (the past) and volume-based royalties going forward, the fixed payment is recognized at the license effective date and the volume based royalties are recognized as royalty reports are received. Where the license provides for a fixed payment for the past and for a finite future period, to be followed by volume based royalties thereafter, the fixed payment is recorded under the operating lease method and recognized pro-rata from the effective date through the end of the period covered by the fixed payment. When a one-time license payment is made for a perpetual license, with no future obligations on behalf of the Company, revenue is recognized under the capitalized lease method upon the effective date.

     In instances where the Company provides non-recurring engineering services to customers, the Company recognizes revenue as the services are completed, using the percentage of completion basis of accounting in accordance with SAB 104-Revenue Recognition.

INVENTORY WRITE-DOWNS AND RECOVERIES

     Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of December 31, 2003 and 2002 were composed of raw materials, sub assemblies, finished goods and work-in-process. We regularly monitor inventory quantities on hand and, based on our current estimated requirements, it was determined that there was no excess inventory, not reserved, as of December 31, 2003 and 2002. Due to competitive pressures and technological innovation, we may have excess inventory in the future. Write-downs of inventories would have a negative impact on gross margin.

ACCRUED ROYALTIES

     We record an accrual for estimated future royalty payments for relevant technology of others used in our product offerings in accordance with SFAS No. 5, "Accounting for Contingencies." The estimated royalties accrual reflects management's broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements, or both, based upon our judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. Accordingly, the royalties accrual reflects estimated costs of settling claims rather than continuing to defend our legal positions and is not intended to be, nor should it be interpreted as, an admission of infringement of intellectual property, valuation of damages suffered by any third parties or any specific terms that management has predetermined to agree to in the event of a settlement offer. We have accrued the amount of royalties payable for royalty agreements already signed, agreements that are in negotiation and unasserted but probable claims of others using advice from third party technology advisors and historical settlement rates.

     As of December 31, 2003 and 2002, we had accrued royalties of approximately $3.2 million and $3.7 million, respectively. However, the amounts accrued may be inadequate and we may be required to record additional expense if royalty payments are settled at a higher rate than expected. In addition, settlement arrangements may require royalties for past sales of the associated products.

STOCK-BASED COMPENSATION

     The Company accounts for its stock option plans using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the Company's stock at the date of the grant over the amount that must be paid to acquire the Stock. SFAS No. 123, "Accounting for Stock-Based Compensation", issued subsequent to APB No. 25 -- and amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", defines a fair value based method of accounting for employee stock options, but allows companies to continue to measure compensation cost for employees using the intrinsic value method of APB No. 25. The company does not expense stock options, but expenses restricted stock grants. We record the issuance of restricted stock grants based on the fair value on the date of the grant and amortize the value over the life of the restriction using the straight-line method. As required by SFAS No. 123, we disclose the summary pro forma effects to reported income as if we had elected to recognize compensation expense based on the fair value of the stock based awards to our employees. The calculation of the fair value of these awards is determined using the Black Scholes option pricing model.

GOODWILL AND IMPAIRMENT OF LONG LIVED ASSETS

     Effective January 1, 2002, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangibles," under which goodwill is no longer being amortized. Through a third party valuation firm we assess the need to record impairment losses on goodwill and long-lived assets used in operations when indicators of impairment are present such as a significant industry downturn, significant decline in the market value of the Company or significant reductions in projected future cash flows. At least annually, we review the value and period of amortization or depreciation of long-lived assets. During this review, the significant assumptions used in determining the original cost of long-lived assets are reevaluated. We then determine whether there has been a permanent impairment of the value of long-lived assets by comparing future estimated undiscounted cash flows to the asset's carrying value. If the carrying value of the asset exceeds the estimated future undiscounted cash flows, a loss is recorded as the excess of the asset's carrying value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

INCOME TAXES

     We provide for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against tax assets which are not likely to be realized.

     We currently have subsidiaries in Japan and Israel as well as branch offices in Hong Kong, Taiwan and France. Our branch office in France is presently in the liquidation process. In 2002 we liquidated our subsidiaries in the Cayman Islands. In 2003 we liquidated our branches in Korea and Yugoslavia. The complexities brought on by operating in several different tax jurisdictions inevitably lead to an increased exposure to worldwide taxes. Should review of our tax filings result in unfavorable adjustments to our tax returns, our operating results and financial position could be materially and adversely affected.

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes, which involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. We maintain a full valuation allowance against our deferred tax assets. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
  (ALL AMOUNTS IN TABLES, OTHER THAN PERCENTAGES, ARE IN THOUSANDS)

  REVENUES

                                                           2003      2002      2001
                                                          -------   -------   -------
Revenues -- Product.....................................  $27,407   $43,652   $39,626
Revenues -- Royalty and Licensing.......................  $18,193   $ 5,127   $ 1,345
Total Revenues..........................................  $45,600   $48,779   $40,971
% change from prior period -- Product...................    (37.2)%    10.2%    (57.4)%
% change from prior period -- Royalty and Licensing.....    254.8%    281.2%    (68.4)%
Total % change from prior period........................     (6.5)%    19.1%    (57.8)%

     Wireless products revenue grew to $9.6 million for 2003, up from $0.1 million in 2002. The increase was due to the acquisition of DTI in March 2003 as well as revenue in the Segue product line in 2003 that was introduced in 2003. Modem product revenue declined to $17.8 million in 2003, compared to $43.3 million in 2002. The decline is due the sale of the HSP modem product line to Conexant in May 2003. The increase in royalty and licensing revenue in 2003 was primarily attributable to $13.5 million of revenue associated with the Intel perpetual licenses signed in December 2003.

     Product revenues increased $4.0 million in 2002 from 2001. The revenue increase was primarily due to stronger modem sales, in particular, one of our major customers significantly increased purchases in the second half of the year. Royalty and licensing revenues increased $3.8 million in 2002 from 2001. Licensing revenue in 2002 includes $2.8 million from the settlement of the ESS litigation as well as $1.6 million from another large customer.

  GROSS PROFIT

                                                            2003      2002      2001
                                                           -------   -------   ------
Gross profit -- Product..................................  $15,743   $23,032   $  807
Gross profit -- Royalty and Licensing....................   18,193     5,127    1,345
Total Gross profit.......................................  $33,936   $28,159   $2,152
Percentage of revenues...................................     74.4%     57.7%     5.3%
% change from prior period...............................     20.5%  1,208.5%   (95.0)%

     Cost of revenues consists primarily of cost of operations and components we purchase from third party manufacturers. Provision for inventory losses and recoveries are also included in the determination of gross profit.

     Product gross profit decreased $7.3 million for 2003 compared to the prior year primarily due to our disposition of our HSP analog modem products to Conexant and inventory recovery of $7.2 million in 2002 compared to $1.8 million in 2003. The remaining $1.9 million decline is attributed to the growth in wireless products not being sufficient in the year to offset the sale of the HSP modem product line. Gross profit from royalty and licensing revenue increased $13.1 million for the year ended December 31, 2003 from 2002 primarily due to the $13.5 million of gross profit associated with the Intel perpetual license.

     Gross profit increased $22.2 million for 2002 compared to the same period in 2001 primarily as a result of the provision for inventory losses of $10.9 million recorded in 2001, an inventory recovery of $7.2 million recognized in 2002 and the elimination of goodwill amortization of $1.7 million resulting from write-off of goodwill arising from the acquisition of the Communications Systems Division. Gross profit as a percentage of product revenue increased from 5.3% for 2001 to 57.7% for 2002 for the same reasons.

  RESEARCH AND DEVELOPMENT

                                                             2003     2002     2001
                                                            ------   ------   -------
Research and development..................................  $7,808   $9,977   $11,554
Percentage of revenues....................................    17.1%    20.5%     28.2%
% change from prior period................................   (21.7)%  (13.7)%   (18.2)%

     Research and development expenses include costs for software and hardware development, prototyping, certification and pre-production costs. We expense all research and development costs as incurred.

     Research and development expenses decreased $2.2 million for 2003 compared to 2002. The primarily reason is that the reduction in modem costs associated with our HSP modem product line that was sold to Conexant was greater than the costs required to invest in our wireless products.

     For 2002, total research and development costs incurred were $10.0 million, compared to $11.6 million for 2001. Research and development expenses decreased by $1.6 million for 2002 compared to 2001 primarily because of decreased personnel expenses resulting from the reductions in force that occurred throughout fiscal year 2001 and the savings from the closure of the Connecticut engineering center in June 2002. This decrease in research in development expenses was offset by our expansion of research and development efforts in wireless products and utilities. In 2002, we closed down our Connecticut engineering center which focused on DSP based embedded modem products and shifted our research and development efforts to wireless products. As a percentage of revenues, research and development costs decreased for 2002 for the same reasons as above as well as due to our higher revenues in fiscal 2002.

     Employees in Research and development increased from 47 to 50 from December 31, 2001 and 2002 to December 31, 2003.

  SALES AND MARKETING

                                                             2003     2002     2001
                                                            ------   ------   -------
Sales and marketing.......................................  $7,503   $7,668   $10,926
Percentage of revenues....................................    16.5%    15.7%     26.7%
% change from prior period................................    (2.2)%  (29.8)%   (23.6)%

     Sales and marketing expenses have declined by $3.3 million from 2001 to 2002, and by another $0.2 million from 2002 to 2003. The declines are attributable to reductions in force related to modem products taken in 2001, the second quarter of 2002 and the second quarter of 2003. Employees in Sales and marketing at December 31, 2001, 2002, and 2003 were 34, 29, and 21 respectively.

  GENERAL AND ADMINISTRATIVE

                                                            2003      2002     2001
                                                           -------   ------   -------
General and administrative...............................  $10,387   $5,453   $14,023
Percentage of revenues...................................     22.8%    11.2%     34.2%
% change from prior period...............................     90.5%   (61.1)%    74.0%

     General and administrative expenses include costs associated with our general management and finance functions as well as professional service charges, such as legal, tax and accounting fees. Other general expenses include rent, insurance, utilities, travel and other operating expenses to the extent not otherwise allocated to other functions.

     General and administrative expenses increased $4.9 million, 2003 compared to 2002. The increase was due to inclusion of expenses related to DTI product lines, increased insurance expenses and legal costs associated with our settlement with Intel and patent infringement litigation against 3Com, U.S. Robotics, Broadcom, Agere Systems and Lucent Technologies. Legal expenses increased from $0.9 million in 2002 to $3.1 million in 2003.

     General and administrative expenses decreased $8.6 million for 2002 compared to 2001. The decrease was primarily due to decreased legal costs associated with the patent infringement litigation against Smart Link, ESS Technology and Dr. Brent Townshend, which were settled in May 2001, February 2002 and March 2002, respectively, offset by an increase in headcount from 31 in 2001 to 35 in 2002. Legal expenses decreased from $8.9 million in 2001 to $0.9 million in 2002.

     Employees in General and administrative increased from 31 to 35 from December 31, 2001 to December 31, 2002 and decreased to 21 at December 31, 2003.

  ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

                                                               2003    2002   2001
                                                              ------   ----   -----
Acquired in-process research and development................  $1,100   $102   $  --
Percentage of revenues......................................     2.4%   0.0%     --

     Upon completion of the DTI acquisition, we immediately expensed $1.1 million representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. During 2002, we expensed in process technology of $0.1 million in connection with our acquisition of cyberPIXIE.

  AMORTIZATION OF OTHER INTANGIBLE ASSETS

                                                               2003    2002    2001
                                                              ------   ----   ------
Amortization of other intangible assets.....................  $1,124   $88    $3,068
Percentage of revenues......................................     2.5%  0.2%      7.5%

     Amortization of intangible assets increased from $0.1 million for the year ended December 31, 2002 to $1.1 million for the year ended December 31, 2003 due to the DTI acquisition.

     In March 2003, we acquired the assets of DTI for a total of $11.0 million in cash. The results of operations of DTI were included in our financial statements from the date of acquisition. Since the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price and allocated to in-process research and development, goodwill and other intangible assets. The purchase price was allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition as determined by an independent valuation firm. We attributed $2.3 million to net assets acquired, $1.1 million to acquired in-process research and development, $0.2 million to the covenant not to compete and $4.4 million to other intangible assets, net, in the accompanying consolidated balance sheets. The $3.0 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. We expensed in-process research and development and amortize the covenant not to compete over two years and other intangible assets over an estimated useful life of four years.

     In May 2002, we acquired the assets of Chicago-based cyberPIXIE for a total of $1.6 million in cash, including acquisition costs of $0.2 million. The acquisition was accounted for under the purchase method of accounting and the results of operations of cyberPIXIE were included in our financial statements from May 22, 2002, the date of acquisition. The purchase price of $1.6 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as determined by an independent valuation firm. We attributed $0.2 million to net assets acquired, $0.1 million to in-process research and development and $0.4 million to developed technology. The $0.9 million excess of the purchase price over the fair value of the net tangible and identifiable intangible assets was allocated to goodwill. We expensed in-process research and development and amortize the developed technology over its useful life of three years.

     In December 2000, we acquired BlueCom for a total of $2 million in cash and stock. The acquisition was accounted for under the purchase method of accounting. The difference of $1.1 million by which the purchase price exceeded tangible and identifiable intangible assets was allocated to goodwill.

     In February 2000, we acquired Voyager for a total of $18.6 million in cash and stock. The acquisition was structured as a tax-free reorganization and was accounted for under the purchase method of accounting. We attributed $1.6 million of the purchase price to in-process research and development, which we expensed immediately, $0.5 million to intellectual property and $0.3 million to workforce, both of which are being amortized. The difference by which the purchase price exceeded the fair value of the tangible and identifiable intangible assets acquired was $16.2 million and was allocated goodwill. Goodwill was being amortized in 2001 and 2000, prior to our adoption of SFAS 142.

     Effective January 1, 2002, we have adopted the provisions of SFAS No. 142, "Goodwill and Other Intangibles," under which goodwill is no longer being amortized and will be tested for impairment at least annually. An independent valuation firm conducted the annual impairment test, the result of which was that there was no impairment of goodwill or other intangibles. As a result of the acquisitions discussed above, amortization of intangible assets increased to $1.1 million for the year ended December 31, 2003.

  IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

                                                              2003    2002     2001
                                                              -----   -----   -------
Impairment of goodwill and intangible assets................  $ --    $ --    $16,775
Percentage of revenues......................................    --      --       40.9%

     In the second half of 2001, we evaluated the recoverability of the long-lived assets, including intangibles acquired from CSD, Voyager and BlueCom, and recorded impairment charges totaling $16.8 million. Due to the economic downturn, we determined that CSD's estimated future undiscounted cash flows were below the carrying value of CSD's long-lived assets. Accordingly, during the third quarter of 2001, we adjusted the carrying value of CSD's long-lived assets, primarily goodwill, to their estimated fair value of approximately $0.4 million, resulting in an impairment charge of approximately $4.5 million. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved. We determined the goodwill and intangible assets acquired from Voyager, as a result of the corporate restructuring and reorganization in 2001, that there were no future cash flows expected from this business. Accordingly, during the third quarter of 2001, we wrote off the carrying value of Voyager's long-lived assets, primarily goodwill, resulting in an impairment charge of approximately $11.1 million. In regards to the goodwill and intangible assets acquired from BlueCom, as a result of the corporate restructuring and reorganization, we determined that there are no future cash flows expected from this business. Accordingly, during the fourth quarter of 2001, we wrote off the carrying value of BlueCom's long-lived assets, resulting in an impairment charge of approximately $1.2 million. In the years 2003 and 2002 there were no impairments to goodwill and intangible assets.

  RESTRUCTURING CHARGES

                                                               2003    2002    2001
                                                              ------   ----   ------
Restructuring charges.......................................  $3,462   $850   $3,787
Percentage of revenues......................................     7.6%   1.7%     9.2%

     Restructuring expenses increased $2.6 for the year ended December 31, 2003 compared to 2002. The total restructurings aggregated $3.5 million consisting of severance and employment related costs of $1.9 million and costs related to closure of excess facilities as a result of the reduction in force of $1.6 million. These increases are primarily from the 2003 restructuring due to our disposition of our HSP analog modem products to Conexant. 26 employees, both foreign and domestic, were terminated subsequent to the sale of the soft modem product line to Conexant in May 2003 along with the related facilities closures. This restructuring aggregated $3.3 million consisting of severance and employment related costs of $1.8 million and costs related to closure of excess facilities as a result of the reduction in force of $1.5 million.

     During 2002, we reduced worldwide headcount by 32 employees and announced our intention to move our headquarters to Chicago, Illinois. The restructuring resulted in $0.9 million of charges for the year ended

December 31, 2002, consisting of severance and employment related costs of $0.7 million and costs related to closure of excess facilities as a result of the reduction in force of $0.2 million.

     During 2001, we announced a series of actions to streamline support for our voiceband business and sharpen our focus on emerging growth sectors. These measures were part of two restructuring program and included a reduction in worldwide headcount of 64 employees. The restructuring resulted in $3.8 million of charges for 2001, consisting of severance and employment related costs of $2.5 million and costs related to closure of excess facilities of $1.3 million.

  GAIN ON SALE OF ASSETS AND RELATED ROYALTIES

                                                               2003    2002   2001
                                                              ------   ----   ----
Gain on sale of assets and related royalties................  $5,476   $--    $--
Percentage of revenues......................................    12.0%   --     --

     In May 2003, the Company completed the sale of certain of its assets to Conexant Systems, Inc., ("Conexant"). In exchange for the assets acquired from the Company, Conexant delivered approximately $10.75 million in cash to the Company, which represents $8.25 million plus the book value of the acquired inventory and fixed assets being transferred to Conexant. Conexant has assumed certain liabilities of the Company. The total proceeds of $10.75 million netted a gain on sale of assets of $4.5 million.

     Concurrently with the completion of the asset transaction with Conexant, PCTEL and Conexant also completed an Intellectual Property Assignment Agreement ("IPA") and Cross-License Agreement. PCTEL provided Conexant with a non-exclusive, worldwide license to certain of PCTEL's soft modem patents. In consideration for the rights obtained by Conexant from PCTEL under this agreement, and taking into account the value of patent rights obtained by PCTEL from Conexant under this agreement, during the period beginning on July 1, 2003 and ending on June 30, 2007, Conexant agreed to pay to PCTEL, on a quarterly basis, royalties in the amount of ten percent (10%) of the revenue received during the royalty period, up to a maximum amount of $0.5 million per quarter with respect to each calendar quarter during the royalty period, contingent upon sales by Conexant during the period. Any such future payments by Conexant to PCTEL in connection with the IPA will be recorded as part of the gain on sale of assets and related royalties in the statement of operations.

     The company received $1.0 million royalty payments during 2003. The $1.0 million of royalty payments, along with the gain on sale of assets of $4.5 million, increased the gain on sale of assets and related royalties to $5.5 million for 2003.

  AMORTIZATION OF DEFERRED STOCK COMPENSATION

                                                              2003   2002     2001
                                                              ----   -----   ------
Amortization of deferred stock compensation.................  $958   $ 687   $1,081
Percentage of revenues......................................   2.1%    1.4%     2.6%
% change from prior period..................................  39.4%  (36.4)%  (17.4)%

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

     The amortization of deferred stock compensation increased $0.3 million for 2003 compared to 2002 primarily due to the grant of restricted stock to employees in 2003. We expect the amortization of deferred stock compensation to be approximately $0.1 million per quarter through 2007 and decreasing thereafter, based on restricted stock grants and stock option grants through December 31, 2003. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. If we grant additional restricted stock, the amortization of deferred compensation will increase.

     The amortization of deferred stock compensation decreased $0.4 million for the year ended December 31, 2002 compared to the year ended 2001 primarily due to the termination of employees in 2002 and the corresponding reversal of the remaining deferred stock compensation balance. This decrease was offset by the additional expense related to the restricted stock grants in 2002.

     In 2004 and in future years, amortization of deferred stock compensation that will be recorded assuming no terminations and without allowance for future grants would be as follows:

                                                          DECEMBER 31,
                                             ---------------------------------------
                                             2009   2008   2007   2006   2005   2004
                                             ----   ----   ----   ----   ----   ----
Amortization of deferred stock
  compensation.............................  $14    $419   $520   $520   $525   $554

  OTHER INCOME, NET

                                                              2003     2002     2001
                                                             ------   ------   ------
Other income, net..........................................  $1,383   $3,254   $6,154
Percentage of revenues.....................................     3.0%     6.7%    15.0%

     Other income, net, consists of interest income, net of interest expense. Interest income is expected to fluctuate over time. Other income, net, decreased $1.9 million for 2003 compared to the same period in 2002 primarily due to the decrease in interest rates and change in short-term investment balances due to net cash outflow for the asset acquisition of DTI offset by the proceeds received from the disposition of a component of the HSP product line to Conexant. The short-term investment balances have declined from $87.2 to $58.4 to $19.2 million for the years 2001, 2002 and 2003, respectively.

     Other income, net, decreased $2.9 million for 2002 compared to 2001 primarily due to lower average cash balances and decrease in interest rates in 2002.

  PROVISION FOR INCOME TAXES

                                                               2003    2002    2001
                                                              ------   ----   ------
Provision for income taxes..................................  $2,575   $435   $5,311
Effective tax rate..........................................      31%     7%     (10)%

     The realization of deferred tax assets is dependent on future profitability. During the third quarter of 2001, we recorded $5.3 million of provision for income taxes to establish valuation allowances against deferred tax assets in accordance with the provisions of FASB No. 109, "Accounting for Income Taxes" as a result of uncertainties regarding realizability.

     Our effective tax rate was below the statutory tax rate of 35% during 2003 primarily due to the recognition of benefits relating to tax credits for research and development activities in the amounts of $1.2 million. Our effective tax rate was below the statutory tax rate of 35% during 2002 primarily due to the recognition of benefits relating to net operating losses previously unrecognized as well as tax credit for research and development activities in the amounts of $2.4 million. The negative tax rate for 2001 is primarily attributable to the establishment of a valuation allowance against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

                                                         2003       2002       2001
                                                       --------   --------   --------
Net cash provided by (used in) operating
  activities.........................................  $ 17,417   $ (8,645)  $  4,343
Net cash provided by investing activities............    32,788     26,164      5,626
Net cash provided by (used in) financing
  activities.........................................     2,786     (2,961)     3,027
Cash, cash equivalents and short-term investments at
  the end of year....................................   125,184    111,391    125,628
Working capital at the end of year...................   112,689    106,618    104,521

     The increase in net cash provided by operating activities for the year ended December 31, 2003 compared to 2002 was primarily due to the $16.1 million payments from the Broadcom settlement and the Intel cross-licensing agreement and the decrease in prepaid royalties and accounts receivable of $6.1 and $3.0 million, respectively. Net cash provided by investing activities for 2003 consists primarily of proceeds from the sales and maturities of short-term investments of $375.7 million, net of purchases of short-term investments of $343.1 million, purchase of DTI of $10.8 million, proceeds on sale of assets and related royalties of $11.7 million and purchases of property and equipment of $1.0 million. Net cash provided by financing activities for 2003 consists of proceeds from the issuance of common stock associated with stock option exercises and from share purchases through the employee stock purchase plan of $9.0 million, offset by shares repurchased by the Company of $6.2 million.

     In August 2002, we initiated a stock repurchase program which was extended by the Board of Directors in February 2003, and November 2003. PCTEL's repurchase activities will be at management's discretion based on market conditions and the price of PCTEL's common stock. During the year 2003, we repurchased 762,800 shares of our outstanding common stock for approximately $6.2 million. Since the inception of the stock repurchase program we have repurchased 1,538,600 shares of our outstanding common stock for approximately $11.5 million.

     On January 2, 2004, PCTEL, Inc., completed our acquisition of MAXRAD, Inc., in exchange for the outstanding capital stock of MAXRAD. PCTEL paid $20 million in cash. The purchase price is subject to adjustment based on the net assets reported on MAXRAD's balance sheet as of January 2, 2004. It is not expected that any such adjustment will be material.

     As of December 31, 2003, we had $125.5 million in cash, cash equivalents and short-term investments and working capital of $112.7 million. Accounts receivable, as measured in days sales outstanding, was 29 and 30 days at December 31, 2003 and 2002, respectively.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following summarizes our contractual obligations (non-cancelable operating leases) for office facilities and the 2003 restructuring as of December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

                                                 LESS THAN                            AFTER
                                        TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
                                        ------   ---------   ---------   ---------   -------
Contractual obligations
  Operating leases....................  $2,004    $  573      $1,431        $--        $--
                                        ------    ------      ------        ---        ---
  2003 Restructuring..................   1,610       962         648         --         --
                                        ------    ------      ------        ---        ---
  Total obligations...................  $3,614    $1,535      $2,079        $--        $--
                                        ======    ======      ======        ===        ===

     As of December 31, 2003, we have non-cancelable operating leases for office facilities of $2.0 million through July 2007, unpaid restructuring (severance and employment related costs and costs related to closure of excess facilities) of $1.6 million through December 2004 and no outstanding firm inventory purchase contract commitments with our major suppliers.

     As part of the acquisition of DTI there is an earn-out over two years if certain milestones are achieved. At PCTEL's option, DTI could be paid in PCTEL stock or cash. For the year ended December 31, 2003, DTI earned an approximately $1.3 million cash payout to be paid on May 1, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 became effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect of adopting SFAS No. 146 changed the time of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150")." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. Adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

                         RISKS RELATED TO OUR BUSINESS

COMPETITION WITHIN THE WIRELESS CONNECTIVITY PRODUCTS INDUSTRIES IS INTENSE AND IS EXPECTED TO INCREASE SIGNIFICANTLY. OUR FAILURE TO COMPETE SUCCESSFULLY COULD MATERIALLY HARM OUR PROSPECTS AND FINANCIAL RESULTS.

     The wireless products connectivity markets are intensely competitive. We may not be able to compete successfully against current or potential competitors. We expect competition to increase in the future as current competitors enhance their product offerings, new suppliers enter the wireless connectivity products markets, new communication technologies are introduced and additional networks are deployed. Our client software competes with software developed internally by Network Interface Card (NIC) vendors, service providers for 802.11 networks, and with software developed by large systems integrators. Increased competition could materially and adversely affect our business and operating results through pricing pressures, the loss of market share and other factors.

     Many of our present and potential competitors have substantially greater financial, marketing, technical and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. These competitors may succeed in establishing technology standards or strategic alliances in the connectivity products markets, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. We can offer no assurance that we will succeed in developing products or technologies that are more effective than those developed by our competitors. We can offer no assurance that we will be able to compete successfully against existing and new competitors as the connectivity wireless markets evolve and the level of competition increases.

OUR ABILITY TO GROW OUR BUSINESS MAY BE THREATENED IF THE DEMAND FOR WIRELESS DATA SERVICES IN GENERAL AND WI-FI PRODUCTS IN PARTICULAR DOES NOT CONTINUE TO GROW.

     Our ability to compete successfully in the wireless market is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, our revenue may decline. Wireless data solutions are relatively unproven in the marketplace and some of the wireless technologies have only been commercially introduced in the last few years. We began offering wireless products in the second quarter of fiscal 2002. If wireless data access technology turns out to be unsuitable for widespread commercial deployment, we may not be able to generate enough sales to achieve and grow our business. We have listed below some of the factors that we believe are key to the success or failure of wireless access technology:

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

     The factors listed above influence our customers' purchase decisions when selecting wireless versus other high-speed data access technology. Future legislation, legal decisions and regulation relating to the wireless telecommunications industry may slow or delay the deployment of wireless networks.

     Wireless access solutions, including Wi-Fi, compete with other high-speed access solutions such as digital subscriber lines, cable modem technology, fiber optic cable and other high-speed wire line and satellite technologies. If the market for our wireless solutions fails to develop or develops more slowly than we expect due to this competition, our sales opportunities will be harmed. Many of these alternative technologies can take advantage of existing installed infrastructure and are generally perceived to be reliable and secure. As a result, they have already achieved significantly greater market acceptance and penetration than wireless data access technologies. Moreover, current wireless data access technologies have inherent technical limitations that may inhibit their widespread adoption in many areas.

     We expect wireless data access technologies to face increasing competitive pressures from both current and future alternative technologies. In light of these factors, many service providers may be reluctant to invest heavily in wireless data access solutions, including Wi-Fi. If service providers do not continue to establish Wi-Fi "hot spots," we may not be able to generate sales for our Wi-Fi products and our revenue may decline.

OUR WIRELESS BUSINESS IS DEPENDENT UPON THE CONTINUED GROWTH OF EVOLVING TELECOMMUNICATIONS AND INTERNET INDUSTRIES.

     Our future success is dependent upon the continued growth of the data communications and wireless industries, particularly with regard to Internet usage. The global data communications and Internet industries are relatively new and evolving rapidly and it is difficult to predict potential growth rates or future trends in technology development for this industry. The deregulation, privatization and economic globalization of the worldwide telecommunications market that have resulted in increased competition and escalating demand for new technologies and services may not continue in a manner favorable to us or our business strategies. In addition, the growth in demand for wireless and Internet services, and the resulting need for high speed or enhanced data communications products and wireless systems, may not continue at its current rate or at all.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS FOR THE WIRELESS MARKET, WHICH MEET THE NEEDS CUSTOMERS.

     Our revenue depends on our ability to anticipate our existing and prospective customers' needs and develop products that address those needs. Our future success will depend on our ability to introduce new products for the wireless market, anticipate improvements and enhancements in wireless technology and wireless standards, and to develop products that are competitive in the rapidly changing wireless industry. Introduction of new products and product enhancements will require coordination of our efforts with those of our customers, suppliers, and manufacturers to rapidly achieve volume production. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our operating results will be materially and adversely affected and our business and prospects will be harmed. We cannot assure you that product introductions will meet the anticipated release schedules or that our wireless products will be competitive in the market. Furthermore, given the emerging nature of the wireless market, there can be no assurance our products and technology will not be rendered obsolete by alternative or competing technologies.

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

WE MAY NEVER ACHIEVE THE ANTICIPATED BENEFITS FROM OUR RECENT ACQUISITIONS OF DYNAMIC TELECOMMUNICATIONS, INC. AND MAXRAD, INC.

     We acquired Dynamic Telecommunications, Inc. in March 2003 and MAXRAD, Inc. in January of 2004 as part of our continuing efforts to expand our wireless line and product offerings. We may experience difficulties in achieving the anticipated benefits of acquisitions. Dynamic Telecommunication's product line utilizes software-defined radio technology to optimize and plan wireless networks and MAXRAD's business is the design and manufacture of antenna products and accessories used in wireless systems. These acquisitions represent a significant expansion of and new direction for our wireless business. Potential risks with these acquisitions include:

     - successfully developing and marketing security-related applications for the software-defined radio technology of Dynamic Telecommunications;

     - the loss or decrease in orders of one or more of the major customers of MAXRAD or Dynamic Telecommunications.

     - reduction or delay of capital expenditures by wireless operators for network deployments (extensions of existing wireless networks and network technologies as well as 3G and 4G technologies);

     - decrease in demand for wireless devices that use MAXRAD or Dynamic Telecommunications products;

     - failure  to  develop  effective  distribution  capability  for   products
       purchased by the government;

     - problems related to the operation of MAXRAD's assembly facilities in China;

     - difficulties  in   assimilation   of  acquired   personnel,   operations,
       technologies or products; and

     - migration of network test and measurement functions into wireless infrastructure as a standard part of product offerings.

     Furthermore, under the asset purchase agreement, PCTEL has an earn-out obligation to pay additional consideration to Dynamic Telecommunications if the DTI product line meets specified earnings targets. Any such earn-out payments may be paid, at our option, in cash or a combination of cash and our common stock. If the earn-out payments are paid in common stock, this would dilute our existing stockholders.

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

ANY DELAYS IN OUR NORMALLY LENGTHY SALES CYCLES COULD RESULT IN CUSTOMERS CANCELING PURCHASES OF OUR PRODUCTS.

     Sales cycles for our products with major customers are lengthy, often lasting nine months or longer. In addition, it can take an additional nine months or more before a customer commences volume production of equipment that incorporates our products. Sales cycles with our major customers are lengthy for a number of reasons, including:

     - our original equipment manufacturer customers and carriers usually complete a lengthy technical evaluation of our products, over which we have no control, before placing a purchase order,

     - the commercial introduction of our products by an original equipment manufacturer and carriers is typically limited during the initial release to evaluate product performance,

     - the development and commercial introduction of products incorporating new technologies frequently are delayed.

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

OUR REVENUES MAY FLUCTUATE EACH QUARTER DUE TO BOTH DOMESTIC AND INTERNATIONAL SEASONAL TRENDS.

     The connectivity products market is too new for us to be able to predict seasonal revenue patterns. We do anticipate seasonal demand for the Segue(TM) SoftAP product as volumes tend to ramp up to support year end customer sales. Such patterns are also true for wireless test and measurements products, such as DTI's, where capital spending is involved.

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

     We rely on our ability to forge relationships with 802.11 chipset manufacturers, in order to ensure that our Segue(TM) SoftAP software is compatible with their chipsets. This relationship requires that source code be given to PCTEL or that 802.11 chipset manufacturers undertake development activities to enable our SoftAP capability. There are many risks associated with this:

     - Chipset manufacturers general unwillingness to partner with PCTEL,

     - Chipset   manufacturers   internally   developing   their   own    SoftAP
       capabilities,

     - Chipset manufacturers not seeing the value provided by SoftAP; and

     - Chipset manufacturers viewing SoftAP as a threat to the hardware AP side of the business.

WE GENERALLY RELY ON INDEPENDENT COMPANIES TO MANUFACTURE, ASSEMBLE AND TEST OUR PRODUCTS. IF THESE COMPANIES DO NOT MEET THEIR COMMITMENTS TO US, OUR ABILITY TO SELL PRODUCTS TO OUR CUSTOMERS WOULD BE IMPAIRED.

     We have limited manufacturing capability. For some product lines we outsource the manufacturing, assembly, and testing of printed circuit board subsystems. For other product lines, we purchase completed hardware platforms and add our proprietary software. While there is no unique capability with these suppliers, any failure by these suppliers to meet delivery commitments would cause us to delay shipments and potentially be unable to accept new orders for product.

     In addition, in the event that these suppliers discontinued the manufacture of materials used in our products, we would be forced to incur the time and expense of finding a new supplier or to modify our products in such a way that such materials were not necessary. Either of these alternatives could result in increased manufacturing costs and increased prices of our products.

     We assemble our MAXRAD products in our MAXRAD facilities located in Illinois and China. We may experience delays, disruptions, capacity constraints or quality control problems at our assembly facilities, which could result in lower yields or delays of product shipments to our customers. In addition, we are having an increasing number of our MAXRAD products manufactured in China via contract manufacturers. Any disruption of our own or contract manufacturers' operations could cause us to delay product shipments, which would negatively impact our sales, competitive reputation and position. In addition, if we do not accurately forecast demand for our products, we will have excess or insufficient parts to build our product, either of which could seriously affect our operating results.

IN ORDER FOR US TO OPERATE AT A PROFITABLE LEVEL AND CONTINUE TO INTRODUCE AND DEVELOP NEW PRODUCTS FOR EMERGING MARKETS, WE MUST ATTRACT AND RETAIN OUR EXECUTIVE OFFICERS AND QUALIFIED TECHNICAL, SALES, SUPPORT AND OTHER ADMINISTRATIVE PERSONNEL.

     Our performance is substantially dependent on the performance of our current executive officers and certain key engineering, sales, marketing, financial, technical and customer support personnel. If we lose the services of our executives or key employees, replacements could be difficult to recruit and, as a result, we may not be able to grow our business.

     Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of December 31, 2003, we employed a total of 50 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

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

     We currently have subsidiaries in Japan China and Israel as well as branch offices in Taiwan and France. Our branch office in France is presently in the liquidation process. In 2002 we liquidated our subsidiaries in the Cayman
Islands. In 2003 we liquidated our branches in Korea and Yugoslavia. The complexities resulting from operating in several different tax jurisdictions increases our exposure to worldwide tax challenges.

                         RISKS RELATED TO OUR INDUSTRY

IF THE WIRELESS MARKET DOES NOT GROW AS WE ANTICIPATE, OR IF OUR WIRELESS PRODUCTS ARE NOT ACCEPTED IN THESE MARKETS, OUR REVENUES MAY BE ADVERSELY AFFECTED.

     Our future success depends on market demand and growth patterns for products using wireless technology. Our wireless products may not be successful as a result of the intense competition in the wireless market, our relative inexperience in developing, marketing, selling and supporting these products.

     If these new wireless products are not accepted in the markets as they are introduced, our revenues and profitability will be negatively affected.

OUR INDUSTRY IS CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGIES. IF WE ARE NOT SUCCESSFUL IN RESPONSE TO RAPIDLY CHANGING TECHNOLOGIES, OUR PRODUCTS MAY BECOME OBSOLETE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     The wireless data access business is characterized by rapidly changing technologies, short product life cycles and frequent new product introductions. To remain competitive, we have successfully introduced several new products.

     Both the cellular (2.5G and 3G) and Wi-Fi (802.11) spaces are rapidly changing and prone to standardization. We will continue to evaluate, develop and introduce technologically advanced products that will position us for possible growth in the wireless data access market. If we are not successful in response to rapidly changing technologies, our products may became obsolete and we may not be able to compete effectively.

CHANGES IN LAWS OR REGULATIONS, IN PARTICULAR, FUTURE FCC REGULATIONS AFFECTING THE BROADBAND MARKET, INTERNET SERVICE PROVIDERS, OR THE COMMUNICATIONS INDUSTRY, COULD NEGATIVELY AFFECT OUR ABILITY TO DEVELOP NEW TECHNOLOGIES OR SELL NEW PRODUCTS AND THEREFORE, REDUCE OUR PROFITABILITY.

     The jurisdiction of the Federal Communications Commission, or FCC, extends to the entire communications industry, including our customers and their products and services that incorporate our products. Future FCC regulations affecting the broadband access services industry, our customers or our products may harm our business. For example, future FCC regulatory policies that affect the availability of data and Internet services may impede our customers' penetration into their markets or affect the prices that they are able to charge. In addition, FCC regulatory policies that affect the specifications of wireless data devices may impede certain of our customers' ability to manufacture their products profitably, which could, in turn, reduce demand for our products. Furthermore, international regulatory bodies are beginning to adopt standards for the communications industry. Although our business has not been hurt by any regulations to date, in the future, delays caused by our compliance with regulatory requirements may result in order cancellations or postponements of product purchases by our customers, which would reduce our profitability.

                     RISKS RELATED TO OUR LICENSING PROGRAM

OUR ABILITY TO SUSTAIN OR GROW OUR REVENUE FROM THE LICENSING OF OUR INTELLECTUAL PROPERTY IS SUBJECT TO MANY RISKS, AND ANY INABILITY TO SUCCESSFULLY LICENSE OUR INTELLECTUAL PROPERTY COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

     We may not be able to sustain or grow our revenue from the licensing of our intellectual property. In addition to our wireless product lines, we offer our intellectual property through licensing and product royalty arrangements. We have over 130 U.S. patents granted or pending addressing both essential International Telecommunications Union and non-essential technologies. In connection with our intellectual property licensing efforts, we have filed several patent infringement lawsuits and are aggressively pursuing unlicensed companies to license their unauthorized use of our intellectual property. We have pending patent infringement litigation claims with 3Com, U.S. Robotics, Agere and Lucent. We expect litigation to continue to be necessary to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of these litigation matters, we cannot assure you that we will ultimately prevail or receive the judgments that we seek. We may not be able to obtain licensing agreements from these companies on terms favorable to us, if at all. In addition, we may be required to pay substantial monetary damages as a result of claims these companies have brought against us which could materially and adversely affect our business, financial condition and operating results.

LITIGATION EFFORTS RELATED TO OUR LICENSING PROGRAM ARE EXPECTED TO BE COSTLY AND MAY NOT ACHIEVE OUR OBJECTIVES.

     Litigation such as our suits with 3Com, U.S. Robotics, Agere and Lucent can take years to resolve and can be expensive to pursue or defend. We currently expect our intellectual property litigation costs to be approximately $3.0 to $4.0 million on an annual basis. In addition, the allegations and claims involved in these lawsuits, even if ultimately resolved in our favor, could be time consuming to litigate and divert management attention. We may not ultimately prevail in these matters or receive the judgments that we seek. We could also face substantial monetary damages as a result of claims others bring against us. In addition, courts' decisions on current pending and future motions could have the effect of determining the ultimate outcome of the litigation prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses in the future. Accordingly, an adverse judgment could seriously harm our business, financial position and operating results and cause our stock price to decline substantially.

WE EXPECT TO CONTINUE TO BE SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY CLAIMS RELATED TO OUR LICENSING PROGRAM WHICH COULD IMPAIR OUR ABILITY TO GROW OR SUSTAIN REVENUES FROM OUR LICENSING EFFORTS.

     As we continue to aggressively pursue licensing arrangements with companies that are using our intellectual property without our authorization, we expect to continue to be subject to lawsuits that challenge the validity of our intellectual property or that allege that we have infringed third party intellectual property rights. Any of these claims could results in substantial damages against us and could impair our ability to grow and sustain our licensing business. This could materially and adversely affect our business, financial condition, operating results and prospects. As a result, at least in part, of our licensing efforts to date, we are currently subject to claims from 3Com, Agere and Lucent regarding patent infringement matters of the nature described above. We have also been subject to claims from others in the past regarding similar matters. In addition, in recent years, there has been significant litigation in the United States involving intellectual property rights. We expect these claims to increase as our intellectual property portfolio becomes larger. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their merits or success, would likely be time-consuming and expensive to resolve and could divert management's time and attention.

OUR ABILITY TO ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS MAY BE LIMITED, AND ANY LIMITATION COULD ADVERSELY AFFECT OUR ABILITY TO SUSTAIN OR INCREASE REVENUE FROM OUR LICENSING PROGRAM.

     Our ability to sustain and grow revenue from the licensing of our intellectual property is dependent on our ability to enforce our intellectual property rights. Our ability to enforce these rights is subject to many challenges and may be limited. For example, one or more of our pending patents may never be issued. In addition, our patents, both issued and pending, may not prove enforceable in actions against alleged infringers. 3Com, U.S. Robotics, Agere and Lucent have currently pending claims seeking to invalidate one or more of our patents. If a court were to invalidate one or more of our patents, this could materially and adversely affect our licensing program. Furthermore, some foreign laws, including those of various countries in Asia, do not protect our proprietary rights to the same extent as United States laws.

WE HAVE ACCRUED FOR NEGOTIATED LICENSE FEES AND ESTIMATED ROYALTY SETTLEMENTS RELATED TO EXISTING AND PROBABLE CLAIMS OF PATENT INFRINGEMENT. IF THE ACTUAL SETTLEMENTS EXCEED THE AMOUNTS ACCRUED, ADDITIONAL LOSSES COULD BE SIGNIFICANT, WHICH WOULD ADVERSELY AFFECT FUTURE OPERATING RESULTS.

     We recorded an accrual for estimated future royalty payments for relevant technology of others used in our product offerings in accordance with SFAS No. 5, "Accounting for Contingencies." The estimated royalties accrual reflects management's broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements and/or ongoing royalties based upon our judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. Accordingly, the royalties accrual reflects estimated costs of settling claims rather than continuing to defend our legal positions, and is not intended to be, nor should it be interpreted as, an admission of infringement of intellectual property, valuation of damages suffered by any third parties or any specific terms that management has predetermined to agree to in the event of a settlement offer. We have accrued our best estimate of the amount of royalties payable for royalty agreements already signed as well as unasserted, but probable, claims of others using advice from third party technology advisors and historical settlements. Should the final license agreements result in royalty rates significantly higher than our current estimates, our business, operating results and financial condition would be adversely affected.

                       RISKS RELATED TO OUR COMMON STOCK

THE TRADING PRICE OF OUR STOCK PRICE MAY BE VOLATILE BASED ON A NUMBER OF FACTORS, SOME OF WHICH ARE NOT IN OUR CONTROL.

     The trading price of our common stock has been highly volatile. The common stock price has fluctuated from a low of $6.10 to a high of $14.22 during 2003. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

     - actual or anticipated variations in quarterly operating results,

     - outcome of ongoing intellectual property related litigations,

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks. We manage the sensitivity of our results of operations to credit risks and interest rate risk by maintaining a conservative investment portfolio, which is comprised solely of, highly rated, short-term investments. We have investments in both fixed rate and floating rate interest earning instruments. Fixed rate securities may have their fair market value adversely impacted based on the duration of such investments if interest rates rise, while floating rate securities and the reinvestment of funds from matured fixed rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better, and money market funds. We have accumulated a $26,000 and $263,000 unrealized holding gain as of December 31, 2003 and 2002, respectively. A hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at December 31, 2003.

     We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating all transactions in U.S. dollars. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which are sales were denominated, our net loss would not have changed by a material amount for the year ended December 31, 2003. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuation gains for the year ended December 31, 2003 and 2002 was $65,000 and $35,000, respectively.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  PCTEL, INC.

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   33
Report of Independent Public Accountants....................   34
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................   35
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001..........................   36
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2003, 2002 and 2001..............   37
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................   38
Notes to the Consolidated Financial Statements..............   39
Schedule II Valuation and Qualifying Accounts...............   66

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of PCTEL, Inc.:

     In  our  opinion,  the  consolidated  financial  statements  listed  in the accompanying index present fairly, in all material respects, the financial position of PCTEL, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of PCTEL, Inc. as of December 31, 2001, and for the year ended December 31, 2001, prior to the adjustments discussed in the Goodwill and Other Intangible Assets note, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 22, 2002 (except with respect to the matters discussed in Note 11, as to which the date was March 27, 2002).

     As disclosed in the Goodwill and Other Intangible Assets note, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

     As discussed above, the financial statements of PCTEL, Inc., as of December 31, 2001, and for the year then ended, were audited by other independent accountants who have ceased operations. As described in the Goodwill and Other Intangible Assets note, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in the Goodwill and Other Intangible Assets note. In our opinion, the transitional disclosures for 2001 in the Goodwill and Other Intangible Assets note are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 2, 2004

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

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 15(a) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Jose, California
January 22, 2002
(except with respect to the matters
discussed in Note 11, as to which
the date is March 27, 2002)

                                  PCTEL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $106,007       $ 52,986
  Restricted cash...........................................         278            347
  Short-term investments....................................      19,177         58,405
  Accounts receivable, net of allowance for doubtful
     accounts of $50 and $368, respectively.................       3,630          5,379
  Inventories, net..........................................       1,267          1,115
  Prepaid expenses and other assets.........................       1,929          5,144
                                                                --------       --------
          Total current assets..............................     132,288        123,376
PROPERTY AND EQUIPMENT, net.................................       1,197          1,532
GOODWILL....................................................       5,561          1,255
OTHER INTANGIBLE ASSETS, net................................       4,140            365
OTHER ASSETS................................................          55          2,898
                                                                --------       --------
TOTAL ASSETS................................................    $143,241       $129,426
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $    333       $  1,498
  Accrued royalties.........................................       3,208          3,658
  Income taxes payable......................................       7,359          6,289
  Accrued compensation and benefits.........................       2,033          2,077
  Accrued customer rebates..................................          --          1,724
  Accrued restructuring.....................................         962            338
  Deferred revenue..........................................       2,960            263
  Other accrued liabilities.................................       2,744            911
                                                                --------       --------
          Total current liabilities.........................      19,599         16,758
  Long-term accrued liabilities.............................         736            115
                                                                --------       --------
          Total liabilities.................................      20,335         16,873
                                                                --------       --------
CONTINGENCIES AND COMMITMENTS (Notes 11 and 15)
STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 100,000,000 shares
     authorized, 20,145,824 and 19,927,616 shares issued and
     outstanding at December 31, 2003 and 2002,
     respectively...........................................          20             20
  Additional paid-in capital................................     155,548        152,272
  Deferred stock compensation...............................      (2,552)        (3,958)
  Accumulated deficit.......................................     (30,201)       (36,079)
  Accumulated other comprehensive income....................          91            298
                                                                --------       --------
          Total stockholders' equity........................     122,906        112,553
                                                                --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $143,241       $129,426
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2003      2002       2001
                                                              -------   -------   --------
REVENUES -- PRODUCT.........................................  $27,407   $43,652   $ 39,626
REVENUES -- ROYALTY AND LICENSING...........................   18,193     5,127      1,345
                                                              -------   -------   --------
TOTAL REVENUES..............................................   45,600    48,779     40,971
                                                              -------   -------   --------
COST OF REVENUES -- PRODUCT.................................   13,464    27,841     27,899
INVENTORY LOSSES (RECOVERY).................................   (1,800)   (7,221)    10,920
                                                              -------   -------   --------
GROSS PROFIT................................................   33,936    28,159      2,152
                                                              -------   -------   --------
OPERATING EXPENSES:
  Research and development..................................    7,808     9,977     11,554
  Sales and marketing.......................................    7,503     7,668     10,926
  General and administrative................................   10,387     5,453     14,023
  Acquired in-process research and development..............    1,100       102         --
  Amortization of goodwill and intangible assets............    1,124        88      3,068
  Impairment of goodwill and intangible assets..............       --        --     16,775
  Restructuring charges.....................................    3,462       850      3,787
  Gain on sale of assets and related royalties..............   (5,476)       --         --
  Amortization of deferred stock compensation...............      958       687      1,081
                                                              -------   -------   --------
     Total operating expenses...............................   26,866    24,825     61,214
                                                              -------   -------   --------
INCOME (LOSS) FROM OPERATIONS...............................    7,070     3,334    (59,062)
                                                              -------   -------   --------
OTHER INCOME, NET...........................................    1,383     3,254      6,154
                                                              -------   -------   --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.............    8,453     6,588    (52,908)
PROVISION FOR INCOME TAXES..................................    2,575       435      5,311
                                                              -------   -------   --------
NET INCOME (LOSS)...........................................  $ 5,878   $ 6,153   $(58,219)
                                                              =======   =======   ========
Basic earnings (loss) per share.............................  $  0.29   $  0.31   $  (3.02)
Shares used in computing basic earnings (loss) per share....   20,145    19,806     19,275
Diluted earnings (loss) per share...........................  $  0.28   $  0.31   $  (3.02)
Shares used in computing diluted earnings (loss) per
  share.....................................................   20,975    20,004     19,275

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                           COMMON STOCK     ADDITIONAL     DEFERRED     RETAINED    COMPREHENSIVE       TOTAL
                                          ---------------    PAID-IN        STOCK       EARNINGS       INCOME       STOCKHOLDERS'
                                          SHARES   AMOUNT    CAPITAL     COMPENSATION   (DEFICIT)      (LOSS)          EQUITY
                                          ------   ------   ----------   ------------   ---------   -------------   -------------
BALANCE, DECEMBER 31, 2000..............  18,818     19       146,461       (2,894)       15,987          274          159,847
  Reversal of deferred stock
    compensation for terminated
    employees...........................      --     --        (1,572)       1,572            --           --               --
  Extended vesting for ex-officers......      --     --            12           --            --           --               12
  Amortization of deferred stock
    compensation........................      --     --            --        1,081            --           --            1,081
  Issuance of common stock on exercise
    of stock options....................     620      1         2,208           --            --           --            2,209
  Issuance of restricted common stock...     235     --         1,776       (1,776)           --           --               --
  Issuance of common stock from purchase
    of ESPP shares......................     107     --           818           --            --           --              818
  Cancellation of restricted common
    stock...............................    (115)    --          (859)         859            --           --               --
  Tax benefit from stock option
    exercises...........................      --     --         1,475           --            --           --            1,475
  Net loss..............................      --     --            --           --       (58,219)          --          (58,219)
  Unrealized gain on available-for-sale
    securities..........................      --     --            --           --            --          538              538
                                          ------    ---      --------      -------      --------        -----         --------
BALANCE, DECEMBER 31, 2001..............  19,665     20       150,319       (1,158)      (42,232)         812          107,761
  Reversal of deferred stock
    compensation for terminated
    employees...........................      --     --           (92)          92            --           --               --
  Extended vesting for ex-officers......      --     --            11          (11)           --           --               --
  Amortization of deferred stock
    compensation........................      --     --            --          687            --           --              687
  Issuance of common stock on exercise
    of stock options....................     423     --         2,202           --            --           --            2,202
  Issuance of restricted common stock...     547      1         3,688       (3,689)           --           --               --
  Issuance of common stock from purchase
    of ESPP shares......................      87     --           489           --            --           --              489
  Cancellation of restricted common
    stock...............................     (19)    --          (121)         121            --           --               --
  Tax benefit from stock options
    exercises...........................      --     --         1,057           --            --           --            1,057
  Common stock buyback..................    (775)    (1)       (5,281)          --            --           --           (5,282)
  Net income............................      --     --            --           --         6,153           --            6,153
  Change in cumulative translation
    adjustment..........................      --     --            --           --            --           35               35
  Unrealized loss on available-for-sale
    securities..........................      --     --            --           --            --         (549)            (549)
                                          ------    ---      --------      -------      --------        -----         --------
BALANCE, DECEMBER 31, 2002..............  19,928    $20      $152,272      $(3,958)     $(36,079)       $ 298         $112,553
                                          ======    ===      ========      =======      ========        =====         ========
  Reversal of deferred stock
    compensation for terminated
    employees...........................      --     --            (4)           4            --           --               --
  Extended vesting for ex-officers......      --     --           253           --            --           --              253
  Amortization of deferred stock
    compensation........................      --     --            --          958            --           --              958
  Issuance of common stock on exercise
    of stock options....................   1,068      1         8,678           --            --           --            8,679
  Issuance of restricted common stock...      67     --           783         (783)           --           --               --
  Issuance of common stock from purchase
    of ESPP shares......................      51     --           262           --            --           --              262
  Cancellation of restricted common
    stock...............................    (205)    --        (1,227)       1,227            --           --               --
  Tax benefit from stock options
    exercises...........................      --     --           754           --            --           --              754
  Common stock buyback..................    (763)    (1)       (6,223)          --            --           --           (6,224)
  Net income............................      --     --            --           --         5,878           --            5,878
  Change in cumulative translation
    adjustment..........................      --     --            --           --            --           30               30
  Unrealized loss on available-for-sale
    securities..........................      --     --            --           --            --         (237)            (237)
                                          ------    ---      --------      -------      --------        -----         --------
BALANCE, DECEMBER 31, 2003..............  20,146    $20      $155,548      $(2,552)     $(30,201)       $  91         $122,906
                                          ======    ===      ========      =======      ========        =====         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2003        2002       2001
                                                              ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $   5,878   $  6,153   $(58,219)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Acquired in-process research and development............      1,100         --         --
    Depreciation and amortization...........................      1,841      2,069      6,731
    Impairment of goodwill and intangible assets............         --         --     16,775
    Loss on disposal/sale of property and equipment.........        679        243        574
    Gain on sale of assets and related royalties............     (5,476)        --         --
      Extended vesting of stock options.....................        253         11         12
    Provision for (recovery of) allowance for doubtful
      accounts..............................................       (368)      (357)    (1,574)
    Write-down for (recovery of) excess and obsolete
      inventories...........................................      1,800       (184)       452
    Decrease in deferred tax asset..........................         --        400      5,255
    Amortization of deferred stock compensation.............        958        676      1,081
    Tax benefit from stock option exercises.................        754      1,057      1,475
  Changes in operating assets and liabilities, net of
    acquisitions:
    (Increase) decrease in accounts receivable..............      2,985     (2,173)    22,745
    (Increase) decrease in inventories......................     (1,303)     1,938     10,426
    (Increase) decrease in prepaid expenses and other
      assets................................................      6,089     (2,709)      (704)
    Decrease in accounts payable............................     (1,165)    (3,446)    (4,197)
    Increase (decrease) in accrued royalties................       (450)    (8,685)       687
    Increase in income taxes payable........................      1,070        717      2,156
    Increase (decrease) in other accrued liabilities........       (546)    (4,563)       623
    Increase (decrease) in deferred revenue.................      2,697        234        (96)
    Increase (decrease) in long-term accrued liabilities....        621        (26)       141
                                                              ---------   --------   --------
      Net cash provided by (used in) operating activities...     17,417     (8,645)     4,343
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment...........       (961)      (582)      (702)
  Proceeds from disposal of property and equipment..........        153         71         74
  Proceeds on sale of assets and related royalties..........     11,743         --         --
  Purchase of available-for-sale investments................   (343,099)   (49,924)   (75,808)
  Proceeds from sales and maturities of available-for-sale
    investments.............................................    375,714     78,205     82,094
  Purchase of assets/businesses, net of cash acquired.......    (10,762)    (1,606)       (32)
                                                              ---------   --------   --------
    Net cash provided by investing activities...............     32,788     26,164      5,626
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of notes payable.......................         --        (24)        --
  Proceeds from issuance of common stock....................      8,941      2,692      3,027
  Payments for repurchase of common stock...................     (6,224)    (5,282)        --
  Decrease (increase) in restricted cash....................         69       (347)        --
                                                              ---------   --------   --------
    Net cash provided (used in) by financing activities.....      2,786     (2,961)     3,027
                                                              ---------   --------   --------
Net increase in cash and cash equivalents...................     52,991     14,558     12,996
Cumulative translation adjustment...........................         30         35         --
Cash and cash equivalents, beginning of year................     52,986     38,393     25,397
                                                              ---------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 106,007   $ 52,986   $ 38,393
                                                              =========   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes................................  $     162   $    110   $    297
  Increases to deferred stock compensation, net.............  $    (448)  $  3,487   $    655
  Issuance of restricted common stock, net of
    cancellations...........................................  $    (444)  $  3,568   $    917

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED: DECEMBER 31, 2003

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS

     We were incorporated in California in 1994 and reincorporated in Delaware in 1998. PCTEL, Inc. provides wireless connectivity products and test tools to cellular carriers, wireless Internet providers (WISP's), PC OEM's, and wireless equipment manufacturers. The company brings together expertise in RF platform design, mobility software, and hardware to ensure wireless excellence. We simplify mobility, provide wireless intelligence, and enhance wireless performance. Additionally, the company licenses both patented and proprietary access technology, principally related to analog modems, to modem solution providers.

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

  BASIS OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

     We use the United States dollar as the functional currency for our financial statements, including the financial statements of our subsidiaries in foreign countries, with the exception of our Japanese subsidiary for which the functional currency is the Japanese Yen. Assets and liabilities of our Japanese operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation gains (losses) of our Japanese subsidiary are recorded in accumulated other comprehensive income as a component of stockholders' equity. All gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. At December 31, 2003 the cumulative translation adjustment was $65,000. As of December 31, 2003, we had subsidiaries in Japan and Israel as well as branch office in Taiwan and France. These consolidated financial statements include the accounts of PCTEL and our subsidiaries after eliminating intercompany accounts and transactions.

  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     We divide our financial instruments into three different classifications.

          Cash equivalents:    Are money market and  debt instruments that  have
                               an original maturity of 90 days or less.

          Restricted cash:     Is  a  certificate  of  deposit  that  supports a
                               stand-by letter of credit in connection with facilities lease obligations and is restricted for use by the Company.

          Short-term
investments:                   Are marketable  debt instruments  that  generally
                               have  an original  maturity between  three months
                               and one year. All  of our short-term  investments
                               are    classified    as   current    assets   and
                               available-for-sale.

                               As of December 31, 2003 and 2002, short-term investments consisted of high-grade corporate securities with maturity dates of approximately three months to one year.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

                               These investments are recorded at current fair market value and any unrealized holding gains and losses (based on the difference between market price and book value) are reflected as other comprehensive income/loss in the stockholders' equity section of the balance sheet. We have accumulated a $26,000 unrealized holding gain as of December 31, 2003, net of taxes. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income (expense) and have not been significant to date. Interest and dividends of all securities are included in interest income.

     The   carrying  amounts  reported  for   cash  equivalents  and  short-term
investments are considered to approximate fair values based upon the short maturities of these financial statements.

  CONCENTRATIONS OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES

     We are subject to certain risks including the impact of the continued economic slowdown, the Company's ability to develop and successfully introduce new and enhanced products such as wireless products, the outcome of potential litigation involving intellectual property, competition from larger, more established companies and dependence on key suppliers.

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

     For trade receivables, credit risk is the potential for a loss due to a customer not meeting its payment obligations. Our customers are concentrated in the wireless industry. Estimates are used in determining an allowance for amounts, which we may not be able to collect, based on current trends, the length of time receivables are past due and historical collection experience. Provisions for and recovery of bad debts are recorded against sales and marketing expense in our consolidated statements of operations.

     We perform ongoing evaluations of our customers' credit limits financial condition and generally require no collateral. As of December 31, 2003, four customers accounted for approximately 25%, 17%, 14% and 14% of gross accounts receivable, respectively. As of December 31, 2002, three customers accounted for approximately 33%, 30% and 21% of gross accounts receivable.

     The market for our products is characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required features or performance standards or a delay in bringing a new product to market could adversely affect our operating results. In addition, due to competitive pricing pressures that affect our products and in part to increasing component and manufacturing costs, we expect gross margins from both existing and future products to decrease over time.

  INVENTORIES

     Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories as of December 31, 2003 were composed of raw materials, sub assemblies, finished goods and work-in-process. We regularly monitor inventory quantities on hand and, based on our current estimated requirements, it was determined that there was no excess inventory, not reserved, as of December 31, 2003 and 2002. Due to competitive pressures and technological innovation, we may have excess inventory in the future. As of December 31, 2003 and December 31, 2002, the allowance for inventory

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

losses was $0.1 million and $2.1 million, respectively. We sold part of the written-down inventories and recovered $1.8 and $7.2 million of the former write-downs during the years ended December 31, 2003 and 2002, respectively. Write-downs of inventories would have a negative impact on gross margin.

  PREPAID AND OTHER ASSETS

     Prepaid and other assets are stated at cost and are amortized over their useful lives (up to one year) of the assets.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The company depreciates computers over three years, office equipment over five years and furniture and fixtures over seven years. Leasehold improvements are amortized over the shorter of the corresponding lease term or useful life.

  SOFTWARE DEVELOPMENT COSTS

     We account for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Our products include a software component. To date, we have expensed all software development costs because costs incurred subsequent to the products reaching technological feasibility were not significant.

  REVENUE RECOGNITION

     The company sells Wi-Fi and cellular mobility software, software designed radio products, antenna products, and licenses its modem technology through its licensing program. The company records the sale of these products, including related maintenance, and the licensing of its intellectual property as revenue. The company accounts for revenue from its Wi-Fi and cellular mobility software, including related maintenance rights, under SOP 97-2 Software Revenue Recognition. The company records revenue for sales of its software defined radio products when title transfers. The company records intellectual property licensing revenue when it has a licensing agreement, the amount of related royalties is known for the accounting period reported and collectibility is reasonably certain. In instances where the Company provides non-recurring engineering services to customers, the Company recognizes revenue as the services are completed, using the percentage of completion basis of accounting in accordance with SAB 104--Revenue Recognition.

  INCOME TAXES

     We provide for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against deferred tax assets, which are not likely to be realized.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

  STOCK-BASED COMPENSATION

     The Company accounts for its stock option plans using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the Company's stock at the date of the grant over the amount that must be paid to acquire the Stock. SFAS No. 123, "Accounting for Stock-Based Compensation", issued subsequent to APB No. 25 -- and amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", defines a fair value based method of accounting for employee stock options, but allows companies to continue to measure compensation cost for employees using the intrinsic value method of APB No. 25. The following table illustrates the pro forma information regarding net income (loss) and net income (loss) per share as if we recorded compensation expense based on the fair value of stock-based awards in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share data):

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2003     2002      2001
                                                           ------   ------   --------
Net (loss) income -- as reported.........................  $5,878   $6,153   $(58,219)
Add: Stock-based employee compensation expense included
  in reported net income (loss)..........................     958      687      1,081
Deduct: Stock-based employee compensation expense
  determined under fair value based method for all
  awards.................................................     213    2,966      7,509
Net (loss) income -- proforma............................  $6,623   $3,874   $(64,647)
Net (loss) income per share -- basic as reported.........  $ 0.29   $ 0.31   $  (3.02)
Net (loss) income per share -- basic proforma............  $ 0.33   $ 0.19   $  (3.35)
Net (loss) income per share -- diluted as reported.......  $ 0.28   $ 0.31   $  (3.02)
Net (loss) income per share -- diluted proforma..........  $ 0.32   $ 0.19   $  (3.35)

     These costs may not be representative of the total effects on pro forma reported income (loss) for future years. Factors that may also impact disclosures in future years include the attribution of the awards to the service period, the vesting period of stock awards, timing of additional grants of stock option awards and the number of shares granted for future awards.

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following assumptions:

                                                                EMPLOYEE STOCK
                                           STOCK OPTIONS        PURCHASE PLAN
                                         ------------------   ------------------
                                         2003   2002   2001   2003   2002   2001
                                         ----   ----   ----   ----   ----   ----
Dividend yield.........................  None   None   None   None   None   None
Expected volatility....................    49%    55%    75%    49%    55%    75%
Risk-free interest rate................   2.1%   2.4%   3.9%   1.0%   1.2%   1.8%
Expected life (in years)...............  2.76   2.75   3.25    0.5    0.5    0.5

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate the existing models may not necessarily provide a reliable single measure of the fair value of our employee

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

stock options. Based on the Black-Scholes option-pricing model, the weighted average estimated fair value of employee stock option grants was $2.79 for 2003, $3.78 for 2002 and $4.11 for 2001. Restricted stock awards are recorded at the fair market value of the stock on the date of grant and is expensed over the vesting period.

  EARNINGS PER SHARE

     We compute earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, less shares subject to repurchase. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method. Common stock options are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants excluded from the calculations of diluted net loss per share were 400,000 and 200,000 for the years ended December 31, 2003 and 2002, respectively.

     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, respectively (in thousands, except per share data):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2003     2002      2001
                                                           ------   ------   --------
Numerator:
Net income (loss)........................................  $5,878   $6,153   $(58,219)
                                                           ======   ======   ========
Denominator:
Basic earnings (loss) per share:
  Weighted average common shares outstanding.............  20,550   19,947     19,298
  Less: Weighted average shares subject to repurchase....    (405)    (141)       (23)
                                                           ------   ------   --------
  Weighted average common shares outstanding.............  20,145   19,806     19,275
                                                           ------   ------   --------
Basic earnings (loss) per share..........................  $ 0.29   $ 0.31   $  (3.02)
                                                           ======   ======   ========
Diluted earnings (loss) per share:
  Weighted average common shares outstanding.............  20,145   19,806     19,275
  Weighted average shares subject to repurchase..........     181      141        --*
  Weighted average common stock option grants............     649       57        --*
  Weighted average common shares and common stock
     equivalents outstanding.............................  20,975   20,004     19,275
                                                           ------   ------   --------
Diluted earnings (loss) per share........................  $ 0.28   $ 0.31   $  (3.02)
                                                           ======   ======   ========

---------------

* These amounts have been excluded since the effect is anti-dilutive.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

SFAS No. 142 supersedes Accounting Principles Board Opinion ("APB") No. 17 and addresses the financial accounting and reporting standards for goodwill and intangible assets subsequent to their initial recognition. SFAS No. 142 requires that goodwill no longer be amortized. It also requires that goodwill and other intangible assets be tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company adopted SFAS No. 142 on January 1, 2002 at which time the Company ceased amortization of goodwill. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets that are recognized in an entity's balance sheet at the beginning of that fiscal year.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 became effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect of adopting SFAS No. 146 changed the time of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

instruments embedded in certain contracts, entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. Adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150")." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. Adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

2.  SHORT-TERM INVESTMENTS

     We invest in high quality, short-term investments, which we classify as available-for-sale. There were no significant differences between amortized cost and estimated fair value of these short-term investments at December 31, 2003 and 2002. The following table presents the estimated fair value breakdown of investment securities by major security type (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
U.S. Government obligations.................................  $17,256   $30,738
Corporate bonds.............................................    1,921    27,667
                                                              -------   -------
  Total short-term investments..............................  $19,177   $58,405
                                                              =======   =======

     As of December 31, 2003, $19.2 million of the short-term investments have maturity dates of less than one year. All of our short-term investments are classified as current assets because they are marketable and we have the option to sell them at any time.

3.  PREPAID AND OTHER ASSETS

     Prepaid and other assets consists of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Prepaid expenses............................................  $  968   $2,453
Interest income receivable..................................     164      966
Income tax receivable.......................................     797    1,725
                                                              ------   ------
  Prepaid and other assets..................................  $1,929   $5,144
                                                              ======   ======

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Computer and office equipment...............................  $ 2,969   $ 5,724
Furniture and fixtures......................................      123       271
Leasehold improvements......................................       10       100
                                                              -------   -------
  Total property and equipment..............................    3,102     6,095
Less: Accumulated depreciation and amortization.............   (1,905)   (4,563)
                                                              -------   -------
  Property and equipment, net...............................  $ 1,197   $ 1,532
                                                              =======   =======

     Depreciation expense was approximately $0.7, $2.0 and $3.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

5.  ACQUISITIONS

  Dynamic Telecommunications, Inc.

     In March 2003, PCTEL, Inc., completed its asset acquisition of Dynamic Telecommunications, Inc., ("DTI") through a newly wholly owned subsidiary PCTEL Maryland, Inc. DTI is a supplier of software-defined radio technology deployed in high-speed wireless scanning receivers, multi-protocol collection and analysis systems, interference measurement systems and radio frequency command and control software solutions. In connection with the asset acquisition, PCTEL Maryland, a wholly-owned subsidiary of PCTEL, and DTI Holdings, Inc., the sole shareholder of DTI, entered into an Asset Purchase Agreement dated as of March 12, 2003 under which our wholly-owned subsidiary acquired substantially all of the assets of DTI, including intellectual property, receivables, property and equipment and other tangible and intangible assets used in DTI's business.

     In exchange for the acquired net assets, PCTEL paid DTI Holdings $11.0 million in cash. In addition, DTI may be entitled to earn-out payments if PCTEL Maryland, Inc. meets specified financial targets in fiscal years 2003 and 2004. For the year ended December 31, 2003, DTI earned an approximately $1.3 million cash payout to be paid on May 1, 2004, which was recorded at December 31, 2003.

     The purchase price of $11.0 million was allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition as determined by an independent valuation firm. We attributed $2.3 million to net assets acquired, $1.1 million to acquired in-process research and development, $0.2 million to the covenant not to compete and $4.4 million to other intangible assets, net, in the accompanying consolidated balance sheets. The $3.0 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. We expensed in-process research and development and amortized the covenant not to compete over two years and other intangible assets over an estimated useful life of four years.

     An additional payment of $0.2 million was made in July 2003 to DTI after they delivered a final balance sheet as agreed upon in the Asset Purchase Agreement. The additional payment, recorded as goodwill.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

     The unaudited pro forma affect on the financial results of PCTEL as if the acquisition had taken place on January 1, 2003 and 2002 is as follows:

                                                              TWELVE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
REVENUES....................................................  $47,057    $57,148
INCOME FROM OPERATIONS......................................    7,424      5,777
NET INCOME..................................................  $ 6,234    $ 7,560
                                                              =======    =======
Basic earnings per share....................................  $  0.31    $  0.38
Shares used in computing basic earnings per share...........   20,145     19,806
Diluted earnings per share..................................  $  0.30    $  0.38
Shares used in computing diluted earnings per share.........   20,975     20,004

  CyberPIXIE, Inc.

     In May 2002, we acquired the assets of Chicago-based cyberPIXIE for a total of $1.6 million in cash, including acquisition costs of $0.2 million. The acquisition was accounted for under the purchase method of accounting and the results of operations of cyberPIXIE were included in our financial statements from May 22, 2002, the date of acquisition. The purchase price of $1.6 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as determined by an independent valuation firm. We attributed $0.2 million to net assets acquired, $0.1 million to in-process research and development and $0.4 million to developed technology. The $0.9 million excess of the purchase price over the fair value of the net tangible and identifiable intangible assets was allocated to goodwill. We expensed in-process research and development and amortize the developed technology over its useful life of three years.

     The pro forma affect on the financial results of PCTEL has not been presented because the amounts are not material.

6.  DISPOSITION

     In May 2003, the Company completed the sale of certain of its assets to Conexant Systems, Inc., ("Conexant"). Conexant is a supplier of semiconductor system solutions for communications applications. In connection with the transaction, the Company and Conexant entered into an Asset Purchase Agreement dated as of May 8, 2003 (the "Purchase Agreement") under which Conexant acquired specified assets of the Company relating to a component of the Company HSP modem operations and consisting of inventory, fixed assets from the Company offices in Taiwan, contracts with customers and distributors related to the soft modem products, and limited intellectual property. The Company did not transfer any of its patent portfolio in connection with this transaction, and the Company retained all operating contracts and intellectual property assets associated with it's hardware modem and wireless products.

     In exchange for the assets acquired from the Company, Conexant delivered approximately $10.75 million in cash to the Company, which represents $8.25 million plus the book value of the acquired inventory and fixed assets being transferred to Conexant. Conexant has assumed certain liabilities of the Company. The total proceeds of $10.75 million netted a gain on sale of assets of $4.5 million. In connection with the Purchase Agreement, Conexant agreed to license the Company's Segue Wi-Fi software for use with certain of its products. Conexant will pay the Company an aggregate of $1 million, as consideration for this license.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

     Concurrent with the completion of the transaction with Conexant, the Company and Conexant also completed an Intellectual Property Assignment Agreement and Cross-License Agreement ("IPA"). The Company provided Conexant with a non-exclusive, worldwide license to certain of the Company's soft modem patents. In addition, Conexant assigned 46 U.S. patents and patent applications relating to modem and other access technologies to the Company as part of the transaction. In consideration for the rights obtained by Conexant from the Company under this agreement, and taking into account the value of rights obtained by the Company from Conexant under this agreement, during the period beginning on July 1, 2003 and ending on September 30, 2007, Conexant agreed to pay to the Company, on a quarterly basis, royalties in the amount of ten percent (10%) of the revenue received during the royalty period, up to a maximum amount of $0.5 million per quarter with respect to each calendar quarter during the royalty period, contingent upon sales by Conexant during the period. Any such future payments by Conexant to the Company in connection with the IPA will be recorded as part of the gain on sale of assets and related royalties in the statement of operations.

7.  INVENTORY LOSSES AND RECOVERY

     Due to the changing market conditions, economic downturn and estimated future requirements, inventory write-downs of $10.9 million were recorded in the second half of 2001. Of the $10.9 million, $2.3 million related to firm purchase order commitments with our major suppliers and the remaining $8.6 million related to excess inventory on hand or disposed. During 2003 and 2002, we did not record any additional inventory write-downs having either sold or disposed of all the written down inventories and recovered $1.8 and $7.2 million of the former write-downs, respectively. As of December 31, 2003 and 2002, the cumulative write down for excess inventory on hand was $0 and $2.1 million, respectively.

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

     The carrying amount of goodwill for the year ended December 31, 2003 was increased $4.3 million due to the DTI acquisition.

                                                              GOODWILL
                                                              --------
Balance at December 31, 2001................................   $  384
                                                               ------
Goodwill from the acquisition of CyperPIXIE.................      871
Balance at December 31, 2002................................    1,255
                                                               ------
Goodwill from the acquisition of DTI........................    4,306
Balance at December 31, 2003................................   $5,561
                                                               ======

                                                                                     OTHER
                                                         OTHER                     INTANGIBLE
                                                       INTANGIBLE   ACCUMULATED     ASSETS,
                                                         ASSETS     AMORTIZATION      NET
                                                       ----------   ------------   ----------
                                                                   (IN THOUSANDS)
Balance at December 31, 2001.........................    $   --       $    --        $   --
                                                         ======       =======        ======
  Other intangible assets from the acquisition of
     CyperPIXIE......................................       452           (87)          365
Balance at December 31, 2002.........................    $  452       $   (87)       $  365
                                                         ======       =======        ======
  Amortization of December 31, 2002 other intangible
     assets..........................................       452          (239)          213
  Other intangible assets from the acquisition of
     DTI.............................................     4,600          (961)        3,639
  Purchase of patents................................       300           (12)          288
                                                         ------       -------        ------
Balance at December 31, 2003.........................    $5,352       $(1,212)       $4,140
                                                         ======       =======        ======

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

     In 2004 and in future years, amortization of other intangible assets would be as follows:

                                                             DECEMBER 31,
                                                --------------------------------------
                                                2008   2007    2006     2005     2004
                                                ----   ----   ------   ------   ------
Amortization of other intangible assets.......  $20    $239   $1,120   $1,203   $1,371

     The following table reflects the adjusted net income and net income per share as if SFAS No. 142 had been effective as of January 1, 2001:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2001
                                                               ------------
Net income (loss):
  Reported net income (loss)................................     $(58,219)
  Goodwill amortization (see note below)....................        4,297
                                                                 --------
  Adjusted net income (loss)................................     $(53,922)
                                                                 ========
Basic income (loss) per share:
  Reported net income (loss)................................     $  (3.02)
  Goodwill amortization.....................................         0.22
                                                                 --------
  Adjusted net income (loss)................................     $  (2.80)
                                                                 ========
Diluted income (loss) per share:
  Reported net income (loss)................................     $  (3.02)
  Goodwill amortization.....................................         0.22
                                                                 --------
  Adjusted net income (loss)................................     $  (2.80)
                                                                 ========

     If amortization expenses related to goodwill that is no longer amortized had been excluded from operating expenses for the years ended December 31, 2001 diluted earnings per share would have increased by $0.22.

     For the year ended December 31, 2001, goodwill amortization of $4.3 million included $1.7 million of goodwill amortization classified as cost of revenues in the Consolidated Statements of Operations.

  COMPREHENSIVE INCOME

     The following table provides the calculation of other comprehensive income for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2003     2002      2001
                                                           ------   ------   --------
Net income (loss)........................................  $5,878   $6,153   $(58,219)
Other comprehensive income:
  Cumulative translation adjustment......................      30       35         --
  Unrealized gains (loss) on available-for-sale
     securities..........................................    (237)    (549)       538
                                                           ------   ------   --------
Comprehensive income (loss)..............................  $5,671   $5,639   $(57,681)
                                                           ======   ======   ========

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

9.  RESTRUCTURING CHARGES

  2003 Restructuring

     In May 2003, the Company completed the sale of certain of its assets to Conexant relating to a component of PCTEL's HSP modem product line. As a result of the disposition, 29 employees were transferred to Conexant. An additional 26 employees, both foreign and domestic, were terminated along with the related facilities closures. The total restructuring aggregated $3.3 million consisting of severance and employment related costs of $1.8 million and costs related to closure of excess facilities as a result of the reduction in force of $1.5 million.

     As of December 31, 2003, approximately $1.2 million of termination compensation and related benefits had been paid to terminated employees and approximately $0.5 million of lease payments and related costs had been paid to the landlord for the excess facilities. As of December 31, 2003, the remaining accrual balance of $1.6 million restructuring will be paid monthly through January 2006. The following analysis sets forth the rollforward of this charge:

                                          ACCRUAL                                   ACCRUAL
                                         BALANCE AT                                BALANCE AT
                                        DECEMBER 31,   RESTRUCTURING              DECEMBER 31,
                                            2002          CHARGES      PAYMENTS       2003
                                        ------------   -------------   --------   ------------
Severance and employment related
  costs...............................      $ --          $1,836        $1,203       $  633
Costs for closure of excess
  facilities..........................        --           1,470           493          977
                                            ----          ------        ------       ------
                                            $ --          $3,306        $1,696       $1,610
                                            ====          ======        ======       ======
Amount included in long-term
  liabilities.........................                                               $  648
                                                                                     ------
Amount included in short-term
  liabilities.........................                                               $  962
                                                                                     ======

  2002 Restructuring

     In the quarter ended June 30, 2002, the Company eliminated 20 positions. In September 2002, we announced our intention to relocate our headquarters and finance functions to Chicago, Illinois. As a result of the move, 5 general and administrative positions were replaced in December 2002 and we further eliminated 7 research and development positions. In the aggregate, 27 positions were eliminated during the year ended December 31, 2002. The restructuring resulted in $0.9 million of charges for the year ended December 31, 2002, consisting of severance and employment related costs of $0.7 million and costs related to closure of excess facilities as a result of the reduction in force of $0.2 million.

     As of December 31, 2003, approximately $0.7 million of termination compensation and related benefits had been paid to terminated employees in connection with the 2002 restructuring. As of December 31, 2003, approximately $0.3 million of lease payments and related costs had been paid to the landlord for the excess facilities. During 2003, the entire 2002 restructuring was completed, with cash payments of $0.4 million.

  2001 Restructuring

     On February 8, 2001, we announced a series of actions to streamline support for our voiceband operations and sharpen our focus on emerging growth sectors. These measures were part of a restructuring program and included a reduction in worldwide headcount of a total of 22 employees, a hiring freeze and cost containment programs. On May 1, 2001, we announced a new business structure to provide for greater focus on our activities with a significantly reduced
workforce.   A  total  of   42  positions  were  eliminated   as  part  of  this
reorganization. In the fourth quarter of 2001, a total of 26 positions were eliminated to further focus our

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

business. In the aggregate, 90 positions were eliminated during the year ended December 31, 2001. The restructuring resulted in $3.8 million of charges for the year ended December 31, 2001, consisting of severance and employment related costs of $2.5 million and costs related to closure of excess facilities as a result of the reduction in force of $1.3 million.

     As of December 31, 2002, approximately $2.4 million of termination compensation and related benefits had been paid to terminated employees. As of December 31, 2002, approximately $1.2 million of lease payments and related costs had been paid to the landlord for the excess facilities. During 2003, the entire 2001 restructuring was completed, with cash payments of $0.1 million.

     The combined effect of the 2002 and 2001 restructurings was:

                                          ACCRUAL                                   ACCRUAL
                                         BALANCE AT                                BALANCE AT
                                        DECEMBER 31,   RESTRUCTURING              DECEMBER 31,
                                            2002          CHARGES      PAYMENTS       2003
                                        ------------   -------------   --------   ------------
Severance and employment related
  costs...............................      $106           $ 69          $175         $ --
Costs for closure of excess
  facilities..........................       262             87           349           --
                                            ----           ----          ----         ----
                                            $368           $156          $524         $ --
                                            ====           ====          ====         ====

10.  INCOME TAXES

     The domestic and foreign components of our income (loss) before provision for income taxes and extraordinary loss were as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003     2002       2001
                                                          ------   -------   --------
Domestic................................................  $8,309   $(7,603)  $(12,508)
Foreign.................................................     144    14,191    (40,400)
                                                          ------   -------   --------
                                                          $8,453   $ 6,588   $(52,908)
                                                          ======   =======   ========

     Our provision for income taxes consisted of the following (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2003      2002     2001
                                                              -------   ------   -------
Current:
  Federal...................................................  $1,917    $(168)   $   --
  State.....................................................     498       23        --
  Foreign...................................................     100      180        56
                                                              ------    -----    ------
                                                               2,515       35        56
                                                              ------    -----    ------
Deferred:
  Federal...................................................      52      400     4,527
  State.....................................................       8       --       728
                                                              ------    -----    ------
                                                                  60      400     5,255
                                                              ------    -----    ------
                                                              $2,575    $ 435    $5,311
                                                              ======    =====    ======

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

     A reconciliation of the provision for income taxes at the Federal statutory rate compared to our effective tax rate is as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2003      2002       2001
                                                         -------   -------   --------
Provision (benefit) at Federal statutory rate (35%)....  $ 2,971   $ 2,306   $(18,518)
State income tax, net of Federal benefit...............      498        23         --
Research & development credit..........................   (1,175)     (560)        --
Goodwill amortization/impairment.......................       --        --      4,152
Deferred tax asset valuation...........................      (67)   (2,368)     5,011
Foreign income/(loss) taxed at different rates.........       50       651     16,313
Other..................................................      298       383     (1,647)
                                                         -------   -------   --------
                                                         $ 2,575   $   435   $  5,311
                                                         =======   =======   ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our net deferred tax asset consists of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Accrued royalties...........................................  $ 1,298   $ 1,480
Inventory reserve...........................................       --       869
Net operating loss carryforwards............................        8         8
Research and development credit carryforwards...............      952     1,258
Other cumulative temporary differences......................    2,213     2,072
Deferred amortization of purchased assets...................    5,514     2,431
                                                              -------   -------
                                                                9,985     8,118
Valuation allowance.........................................   (9,985)   (8,118)
                                                              -------   -------
  Net deferred tax asset....................................  $    --   $    --
                                                              =======   =======
Deferred tax liability......................................      (60)       --
                                                              -------   -------
  Net deferred tax liability................................  $   (60)  $    --
                                                              =======   =======

     At December 31, 2003, we have a California research and development credit carryforward of approximately $1.0 million; this credit can be carried forward indefinitely.

     As of December 31, 2003, we had a full valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a periodic basis the recoverability of deferred tax assets and the need for a valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

11.  CONTINGENCIES

     We record an accrual for estimated future royalty payments for relevant technology of others used in our product offerings in accordance with SFAS No. 5, "Accounting for Contingencies." The estimated royalties accrual reflects management's broader litigation and cost containment strategies, which may include

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

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

     As of December 31, 2003 and December 31, 2002, we accrued royalties of approximately $3.2 million and $3.7 million, respectively. Of these amounts, approximately $0 and $0.5 million represent amounts accrued based upon signed royalty agreements as of December 31, 2003 and 2002, respectively. While management is unable to estimate the maximum amount of the range of possible settlements, it is possible that actual settlements could exceed the amounts accrued as of each date presented.

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

  Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

     On March 19, 2002, plaintiff Ronald H. Fraser ("Fraser") filed a Complaint in Santa Clara County (California) Superior Court for breach of contract and declaratory relief against the Company, and for breach of contract, conversion, negligence and declaratory relief against the Company's transfer agent, Wells Fargo Bank Minnesota, N.A. The Complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in 2000. Wells Fargo and the Company have filed Answers to the Complaint. Further, each has filed a Cross-complaint against the other for indemnity. In November 2002, the parties conducted mediation but were unable to reach a settlement. Discovery is continuing. Trial of this matter had been set for January 12, 2004; that date was vacated after Fraser was granted leave to file an amended complaint. We believe that we have meritorious defenses and intend to vigorously defend the action. Because the action is still in its early stages, we are not able to predict the outcome at this time.

  Litigation with U.S. Robotics

     On May 23, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against U.S. Robotics
Corporation   claiming   that   U.S.   Robotics  has   infringed   one   of  our

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

patents.  U.S.  Robotics  filed  its  answer  and  counterclaim  asking  for   a
declaratory judgment that the claims of the patent are invalid and not infringed. No trial date has been set. We believe we have meritorious claims and defenses. However, because the action is still in its early stages, we are not able to predict the outcome at this time.

  Litigation with Broadcom

     On May 23, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Broadcom Corporation claiming that Broadcom has infringed four of our patents. Broadcom filed its answer and counterclaim asking for a declaratory judgment that the claims of the four patents are invalid and/or unenforceable, and not infringed by Broadcom. In December 2003, the parties entered into a settlement agreement which was favorable to the company, and on January 6, 2004, the Court granted the parties' stipulated request that all claims and counterclaims in the Broadcom action be dismissed with prejudice.

  Litigation with Agere and Lucent

     On May 23, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of our patents and that Lucent was infringing three of our patents. Agere and Lucent filed their answers to our complaint. Agere filed a counterclaim asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere. We filed our reply to Agere's counterclaim in August 2003. No trial date has been set. We believe we have meritorious claims and defenses. However, because the action is still in its early stages, we are not able to predict the outcome at this time.

  Litigation with 3Com

     In March 2003 each of 3Com and PCTEL filed a patent infringement lawsuit against the other. The suits are pending in the U.S. District Court for the Northern District of California. Our lawsuit alleges infringement of one of our patents and asks for a declaratory judgment that certain 3Com patents are invalid and not infringed by PCTEL. 3Com is alleging that our HSP modem products infringed certain 3Com patents and asks for a declaratory judgment that our patent is invalid and not infringed by 3Com. No trial date has been set. We believe we have meritorious claims and defenses. However, because the action is still in its early stages, we are not able to predict the outcome at this time.

     Further, in May 2003, the Company filed a complaint against 3COM in the Superior Court of the State of California for the County of Santa Clara under California's Unfair Competition Act. In December 2003, the Company voluntarily dismissed the action without prejudice. On December 15, 2003, 3COM filed an action against the Company seeking a declaratory judgment that 3COM has not violated the California Unfair Competition Act. On January 7, 2004, the parties filed a stipulation dismissing 3COM's declaratory judgment action without prejudice. No related claims with respect to the California Unfair Competition Act are currently pending between the parties.

12.  PREFERRED STOCK

     We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series, each with a par value of $0.001 per share. As of December 31, 2003 and 2002, no shares of preferred stock were outstanding.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

13.  COMMON STOCK

  COMMON STOCK RESERVED FOR FUTURE ISSUANCE

     As of December 31, 2003, we had reserved shares of common stock for future issuance as follows:

1995, 1997 and 2001 Stock Option Plans......................  5,738,771
1998 Director Option Plan...................................    400,000
Employee Stock Purchase Plan................................  1,900,074
                                                              ---------
Total shares reserved.......................................  8,038,845
                                                              =========

  STOCK OPTION PLANS

  1995 Plan, 1997 Plan, and 2001 Plan

     In March 1995, the Board of Directors adopted and approved the 1995 Stock Option Plan ("1995 Plan"). Under the 1995 Plan, the Board may grant to employees, directors and consultants options to purchase our common stock at terms and prices determined by the Board. No further options will be granted under the 1995 Plan. However, all outstanding options under the 1995 Plan remain in effect. The 1995 Plan will terminate in 2005. As of December 31, 2003, of the total 3,200,000 shares authorized under the 1995 Plan, 156,032 shares remain available for issuance.

     In November 1996, the Board of Director adopted and approved the 1997 Stock Option Plan ("1997 Plan"). Under the 1997 Plan, the Board may grant to employees, directors and consultants options to purchase our common stock and/or stock purchase rights at terms and prices determined by the Board. In August 1999, the Board of Directors and our stockholders approved an amendment and restatement of the 1997 Plan that increased the number of authorized shares of our common stock we may issue under the 1997 Plan to 5,500,000. We will further increase annually the number of shares we are authorized to issue under the 1997 Plan by an amount equal to the lesser of (i) 700,000 shares, (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. The exercise price of incentive stock options granted under the 1997 Plan may not be less than the fair market value of the common stock on the grant date. Nonqualified stock options granted under the 1997 Plan must be at a price equal to at least 85% of the fair market value of our common stock at the date of grant. Options granted under the 1997 Plan may be exercised at any time within ten years of the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The 1997 Plan will terminate in 2007. As of December 31, 2003, of the total 8,262,413 shares authorized under the 1997 Plan, 1,782,495 shares remain available for issuance.

     In August 2001, the Board of Directors adopted and approved the 2001 Nonstatutory Stock Option Plan ("2001 Plan"). Under the 2001 Plan, the Board may grant to employees and consultants options to purchase our common stock at terms and prices determined by the Board. The 2001 Plan does not apply to directors and officers. Options granted under the 2001 Plan may be exercised at any time within ten years from the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The 2001 Plan will terminate in 2011. As of December 31, 2003, of the total 750,000 shares authorized under the 2001 Plan, 584,244 remain available for issuance.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

     The following table summarizes stock option activity under the Plans as of December 31, 2003:

                                                                  OPTIONS OUTSTANDING
                                                             -----------------------------
                                                                              WEIGHTED
                                                 OPTIONS                  AVERAGE EXERCISE
                                                AVAILABLE      SHARES          PRICE
                                                ----------   ----------   ----------------
Balance, December 31, 2000....................     435,719    5,005,096        $18.92
  Authorized..................................   1,450,000           --
  Granted.....................................  (2,746,690)   2,746,690        $ 7.71
  Exercised...................................          --     (855,387)       $ 2.58
  Cancelled...................................   1,949,304   (1,949,304)       $20.87
  Repurchased.................................     115,000           --            --
                                                ----------   ----------        ------
Balance, December 31, 2001....................   1,203,333    4,947,095        $14.76
  Authorized..................................     700,000           --
  Granted.....................................  (2,346,200)   2,346,200        $ 6.04
  Exercised...................................          --     (970,081)       $ 2.27
  Cancelled...................................   2,017,281   (2,017,281)       $17.64
  Repurchased.................................      19,000           --            --
                                                ----------   ----------        ------
Balance, December 31, 2002....................   1,593,414    4,305,933        $11.46
  Authorized..................................     700,000           --
  Granted.....................................  (1,877,156)   1,877,156        $ 8.13
  Exercised...................................          --   (1,065,576)       $ 7.65
  Cancelled...................................   1,901,513   (1,901,513)       $13.48
  Repurchased.................................     205,000           --            --
                                                ----------   ----------        ------
Balance, December 31, 2003....................   2,522,771    3,216,000        $ 9.58
                                                ==========   ==========        ======

     In 2001, in connection with the hiring and appointment of two executive officers of the Company, we granted an aggregate amount of 300,000 options at $8.00 per share outside of any stock option plan, pursuant to individual stock option agreements. As of December 31, 2003, 230,000 options are outstanding.

  1998 Director Option Plan ("Directors Plan")

     Our Directors Plan became effective following our IPO in October 1999. In June 2003 the shareholders approved amendments to the plan, which added 200,000 shares for a plan total of 400,000 shares and increased the annual options granted to the Board of Directors from 7,500 to 10,000 shares. Therefore, we have reserved a total of 400,000 shares of common stock that we can issue under our Directors Plan. Under our 1998 Directors Plan, any new non-employee director elected to the Board of Directors automatically receives a grant of 15,000 shares of common stock. The 15,000 share options will vest one-third as of each anniversary of its date of grant until the option is fully vested, provided that the optionee continues to serve as a director on such dates. After the initial 15,000 share options are granted to the non-employee director, he or she shall automatically be granted an option to purchase 10,000 shares each year on January 1, if on such date he or she shall have served on the Board of Directors for at least six months. The 10,000 share options shall vest completely on the first year anniversary of their date of grant, provided that the optionee continues to serve as a director on such dates. The exercise price of all options shall be 100% of the fair market value per share of the common stock, generally determined with reference to the closing price of the common stock as reported on the NASDAQ National Market on the date of grant. All of the options granted under our 1998 Directors

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

Plan have a term of 10 years. As of December 31, 2003, of the total 400,000 shares authorized for issuance, we have remaining 250,000 shares that we can grant under the Directors Plan. For the year ended December 31, 2001, there were grants of 52,500 options at a weighted average exercise price of $8.46 and cancellations of 15,000 options at a weighted average exercise price of $33.92 under the Directors Plan. As of December 31, 2001, 60,000 options were outstanding at a weighted average exercise price of $21.05. For the year ended December 31, 2002, there were grants of 75,000 options at a weighted average exercise price of $8.43 and cancellations of 22,500 options at a weighted average exercise price of $25.95 under the Directors Plan. As of December 31, 2002, 112,500 options were outstanding at a weighted average exercise price of $11.66. For the year ended December 31, 2003, there were grants of 37,500 options at a weighted average exercise price of $7.90 and no cancellations under the Directors Plan. As of December 31, 2003, 150,000 options were outstanding at a weighted average exercise price of $10.72.

     The following table summarizes information about stock options outstanding under the 1995 Plan, 1997 Plan, 2001 Plan, Directors Plan and Executive Options at December 31, 2003:

                                              OPTIONS OUTSTANDING
                                         -----------------------------         OPTIONS EXERCISABLE
                                          WEIGHTED-                       ------------------------------
                           NUMBER          AVERAGE                           NUMBER
                       OUTSTANDING AT     REMAINING       WEIGHTED-       EXERCISABLE       WEIGHTED-
RANGE OF                DECEMBER 31,     CONTRACTUAL       AVERAGE        DECEMBER 31,       AVERAGE
EXERCISE PRICES             2003            LIFE        EXERCISE PRICE        2003        EXERCISE PRICE
---------------        --------------    -----------    --------------    ------------    --------------
$5.96 -- $6.60             371,000          9.06            $ 6.54            12,125          $ 5.97
$6.66 -- $7.20             442,767          8.16            $ 6.97           215,940          $ 6.96
$7.27 -- $7.53             692,250          9.14            $ 7.52            15,000          $ 7.42
$7.55 -- $7.95             580,667          8.34            $ 7.80           216,662          $ 7.82
$7.97 -- $8.84             361,827          7.71            $ 8.17           222,357          $ 8.21
$9.00 -- $10.20            373,155          8.29            $ 9.43           160,770          $ 9.43
$10.25 -- $11.60           548,083          8.66            $11.15           132,033          $10.31
$11.73 -- $33.50           178,751          4.47            $25.28           140,178          $28.64
$36.78 -- $36.78            40,000          6.28            $36.78            36,667          $36.78
$59.00 -- $59.00             7,500          6.08            $59.00             7,500          $59.00
                         ---------                                         ---------
                         3,596,000          8.31            $ 9.53         1,159,232          $11.98
                         =========                                         =========

     As of December 31, 2002, there were 2,080,916, options exercisable at a weighted average exercise price of $13.40 and as of December 31, 2001, there were 2,043,124 options exercisable at a weighted average exercise price of $16.21. Each option has a contractual life of ten years.

  Employee Stock Purchase Plan ("Purchase Plan")

     In May 1998, we reserved a total of 800,000 shares of common stock for future issuance under our Purchase Plan, plus annual increases equal to the lesser of (i) 350,000 shares (ii) 2% of the outstanding shares on such date or
(iii) a lesser amount determined by the Board of Directors. Our Purchase Plan will enable eligible employees to purchase common stock at the lower of 85% of the fair market value of our common stock on the first or last day of each offering period. Each offering period is six months except for the first offering period which began on October 19, 1999 following the initial public offering and ended on February 14, 2000. The Purchase Plan will terminate in 2008. As of December 31, 2003, the number of authorized shares available for issuance under the Purchase Plan was 2,181,207 and we have remaining 1,900,074 shares that we can issue under the Purchase Plan.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

  Deferred Stock Compensation

     In connection with the grant of stock options to employees prior to our initial public offering in 1999, we recorded deferred stock compensation of $5.4 million, representing the difference between the exercise price and deemed fair value of our common stock on the date these stock options were granted. Such amount is presented as a reduction of stockholders' equity and was amortized ratably over the vesting period of the applicable options through the second quarter of 2003.

     In connection with the grant of restricted stock to employees in 2001, we recorded deferred stock compensation of $1.8 million, representing the fair value of our common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders' equity and was amortized ratably over the vesting period of the applicable shares through the fourth quarter of 2003.

     In connection with the grant of restricted stock to employees in March 2002, we recorded deferred stock compensation of $0.4 million, representing the fair value of our common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable shares through March 2005.

     In connection with the grant of restricted stock to employees in December 2002, we recorded deferred stock compensation of $3.3 million representing the fair value of our common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable shares through October 2008.

     In connection with the grant of restricted stock to employees and directors in 2003, we recorded deferred stock compensation of $0.8 million representing the fair value of our common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable shares through July 2009.

     For the years ended December 31, 2003, 2001 and 2000, amortization of deferred stock compensation (in thousands) relates to the following functional categories:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2003     2002      2001
                                                              ------   ------   --------
Research and development....................................   $ 88     $152     $  116
Sales and marketing.........................................    222      153        195
General and administrative..................................    648      382        770
                                                               ----     ----     ------
                                                               $958     $687     $1,081
                                                               ====     ====     ======

14.  STOCK REPURCHASES

     In August 2002, the Board of Directors authorized the repurchase of up to one million shares of our common stock, which was completed in February 2003. In February and November 2003, PCTEL extended its stock repurchase program and announced its intention to repurchase up to one million and 500,000 additional shares, respectively, on the open market from time to time. During the year ended December 31, 2003, we repurchased 762,800 shares of our outstanding common stock for approximately $6.2 million. Since the inception of the stock repurchase program we have repurchased 1,538,600 shares of our outstanding common stock for approximately $11.5 million.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

15.  LEASE COMMITMENTS

     We have non-cancelable operating leases for office facilities through 2007 and operating leases for equipment through 2004. Our future minimum rental payments under these leases at December 31, 2003, are as follows (in thousands):


2004........................................................     573
2005........................................................     545
2006........................................................     539
2007........................................................     347
                                                              ------
Future minimum lease payments...............................  $2,004
                                                              ======

     Our rent expense under operating leases for the years ended December 31, 2003, 2002 and 2001 was approximately $710,000, $874,000 and $1,166,000, respectively.

16.  INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

     We operate in one segment that segment being wireless products. We market our products worldwide through our sales personnel, independent sales representatives and distributors. Prior to May 2003, all of our customers outside the United States were in the HSP modem product line, which is not indicative of the geographic distribution of our wireless product lines.

     Our revenue to customers outside of the United States, as a percent of total revenues, is as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2003   2002   2001
                                                              ----   ----   ----
Taiwan......................................................   25%    61%    40%
China (Hong Kong)...........................................    9%    23%    48%
Rest of Asia................................................    3%     2%     3%
Europe......................................................    4%     1%     6%
Other.......................................................    2%     1%     1%
                                                               --     --     --
                                                               43%    88%    98%
                                                               ==     ==     ==

     Revenue to our major customers representing greater than 10% of total revenues are as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
CUSTOMER                                                      2003   2002   2001
--------                                                      ----   ----   ----
Askey.......................................................   --%    23%    10%
Lite-on Technology (GVC)....................................   --%    25%    22%
Prewell.....................................................   --%    23%    47%
Intel Corporation...........................................   30%    --     --
                                                               --     --     --
                                                               30%    71%    79%
                                                               ==     ==     ==

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

     As of December 31, 2003, our long-lived assets were primarily located in the United States. Our long-lived assets by geographic region as of December 31, 2003 and 2002 are as follows:

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               2003      2002
                                                              -------   ------
United States...............................................  $10,898   $3,120
Other.......................................................  $    --   $   49

17.  RELATED PARTY TRANSACTIONS

     For the year ended December 31, 2001, we paid a total of $0.2 million to Dr. Martin H. Singer and John Schoen our executive officers, prior to their appointment, for consulting services. Dr. Martin H. Singer, an executive officer served as a member of our Board of Directors during the period in which consulting fees were paid to him.

18.  401(K) PLAN

     Our 401(k) plan covers all of our employees beginning the first of the month following the month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. We may make discretionary contributions to the 401(k). We made $0.2 million in employer contributions to the 401(k) plan for the years ended December 31, 2003, 2002 and 2001, respectively.

19.  SUBSEQUENT EVENTS

     On January 2, 2004, PCTEL, Inc., completed our acquisition of MAXRAD, Inc., an Illinois corporation ("MAXRAD"). MAXRAD is a manufacturer of wireless communications antennas for broadband wireless, in-building wireless and land mobile radio applications. In connection with the acquisition, PCTEL, MAXRAD, and the shareholders of MAXRAD and certain other parties entered into a Securities Purchase Agreement, dated as of January 2, 2004 (the "Purchase Agreement"), pursuant to which PCTEL acquired all of the outstanding capital stock of MAXRAD. None of the Shareholders has a material relationship with PCTEL.

     In exchange for the outstanding capital stock of MAXRAD, PCTEL paid $20 million in cash out of its available working capital, a portion of which will be held in escrow for a limited period of time as security for losses incurred by PCTEL in connection with, among other matters, any breaches of the agreements, covenants, representations and warranties made by MAXRAD or the Shareholders under or in connection with the Purchase Agreement. The purchase price is subject to adjustment based on the net assets reported on MAXRAD's balance sheet as of January 2, 2004. It is not expected that any such adjustment will be material.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2003

20.  QUARTERLY DATA (UNAUDITED)

                                                                      QUARTERS ENDED,
                                                         ------------------------------------------
                                                         MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                           2003       2003       2003        2003
                                                         --------   --------   ---------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...............................................  $13,082    $10,176     $ 4,030    $18,312
Gross profit...........................................    6,523      6,418       3,275     17,720
Income (loss) from operations..........................   (1,361)       799      (2,857)    10,489
Income (loss) before provision for income taxes........     (866)     1,133      (2,566)    10,752
Net income (loss)......................................     (930)     1,104      (2,318)     8,022
Basic earnings (loss) per share........................  $ (0.05)   $  0.06     $ (0.12)   $  0.41
Shares used in computing basic earnings (loss) per
  share................................................   19,238     19,469      19,663     19,722
Diluted earnings (loss) per share......................  $ (0.05)   $  0.05     $ (0.12)   $  0.39
Shares used in computing diluted earnings (loss) per
  share................................................   19,238     20,807      19,663     20,403

                                                                      QUARTERS ENDED,
                                                         ------------------------------------------
                                                         MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                           2002       2002       2002        2002
                                                         --------   --------   ---------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...............................................  $10,342    $ 9,557     $12,548    $16,332
Gross profit (loss)....................................    5,116      5,542       8,862      8,639
Loss from operations...................................     (559)    (1,044)      2,925      2,012
Loss before provision for income taxes.................      494       (107)      3,566      2,635
Net loss...............................................      462       (138)      3,214      2,615
Basic earnings (loss) per share........................  $  0.02    $ (0.01)    $  0.16    $  0.13
Shares used in computing basic earnings (loss) per
  share................................................   19,720     19,933      19,972     19,599
Diluted earnings (loss) per share......................  $  0.02    $ (0.01)    $  0.16    $  0.13
Shares used in computing diluted earnings (loss) per
  share................................................   19,997     19,933      20,139     19,740

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Arthur Andersen LLP was previously our independent accountant. Representatives for Arthur Andersen LLP are not available to provide the consents required for the inclusion of their report on our consolidated financial statements for the year ended December 31, 2001 included in this Form 10-K, and we have dispensed with the requirement to file their consent in reliance upon Rule 437a of the Securities Act of 1933. Because Arthur Andersen LLP has not consented to the inclusion of their report in this Form 10-K, investors will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of material fact contained in the consolidated financial statements audited by Arthur Andersen LLP that are incorporated by reference or any omissions to state a material fact required to be stated therein.

     Information regarding changes in accountants is incorporated by reference to the Current Reports on Forms 8-K filed on May 15, 2002 and May 21, 2002.

     For the year prior to our engagement of PricewaterhouseCoopers LLP as our independent auditors, we did not consult with PricewaterhouseCoopers LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on PCTEL's consolidated financial statements. Additionally, PricewaterhouseCoopers LLP did not audit our consolidated financial statements for the fiscal year ended December 31, 2001.

ITEM 9A:  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) CHANGES IN INTERNAL CONTROLS.

     There was no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our directors is incorporated by reference to the sections entitled "Proposal One -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement related to our 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to general instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Item 4A of this Report in the section captioned "Business -- Executive Officers of the Registrant".

CODE OF ETHICS

     We have adopted the PCTEL, Inc. Code of Ethics for Principal Executives and Key Financial Officers ("Code of Ethics"). The Code of Ethics applies to our principal executive financial officer, our principal accounting officer or controller and persons performing similar functions and responsibilities who shall be identified by our Audit Committee from time to time.

     The Code of Ethics is available at our website, located at www.pctel.com. It may be found at our website as follows:

     1. From our main web page, click on "Investor Relations,"

     2. Next, click on "Corporate Governance,"

     3. Finally, click on "Financial Code of Ethics."

     We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website.

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

                                    PART IV

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information   concerning   principal  accountant   fees  and   services  is
incorporated by reference to the section entitled "Proposal Two-Ratification of Appointment of Independent Auditors" contained in our Proxy Statement.

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

    Refer to the financial statements filed as a part of this Report under "Item 8 -- Financial Statements and Supplementary Data".

    (2) FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule is filed as a part of this Report under "Schedule II" immediately preceding the signature page: Schedule II -- Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2003. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

    (3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

    EXHIBIT
    NUMBER                                 DESCRIPTION
    -------                                -----------
     2.1      (a)  Asset Purchase Agreement dated March 12, 2003, by and among
                   PCTEL, Inc., PCTEL Maryland, Inc., DTI Holdings, Inc. and
                   Dynamic Telecommunications, Inc.
     2.2      (h)  Registration Rights Agreement dated March 12, 2003, by and between PCTEL, Inc. and Dynamic Telecommunications, Inc.
     3.1      (b)  Amended and Restated Certificate of Incorporation of the
                   Registrant, as currently in effect.
     3.3      (c)  Amended and Restated Bylaws of the Registrant
     4.1      (b)  Specimen common stock certificate
    10.1      (b)  Form of Indemnification Agreement between PCTEL and each of its directors and officers
    10.17+    (c)  Management Retention Agreement between Martin H. Singer and the Registrant, dated November 15, 2001
    10.18+    (c)  Form of Management Retention Agreement for PCTEL Inc.'s Vice
                   Presidents
    10.23     (e)  2001 Nonstatutory Stock Option Plan and form of agreements thereunder
    10.25+    (c)  Employment Agreement between Jeffrey A. Miller and the
                   Registrant, dated November 7, 2001
    10.26+    (c)  Employment Agreement between John Schoen and the Registrant, dated November 12, 2001
    10.32     (f)  Stock Option Agreement of Jeffrey A. Miller, dated November
                   15, 2001
    10.33     (f)  Stock Option Agreement of John Schoen, dated November 15,
                   2001
    10.35     (g)  Lease agreement dated July 30, 2002 between PCTEL, Inc. and
                   ASP Wheelie, LLC for an office building located at O'Hare
                   Plaza, 8725 West Higgins Road, Chicago, IL 60631
    10.36     (h)  Lease agreement between PCTEL, Inc. and Adaptec, Inc. dated
                   November 5, 2002 for an office building located at 631 South
                   Milpitas Boulevard, Milpitas, CA 95035
    10.37+    (h)  Executive Deferred Compensation Plan
    10.38+    (h)  Executive Deferred Stock Plan
    10.39     (i)  Board of Directors Deferred Compensation Plan
    10.40     (i)  Board of Directors Deferred Stock Plan
    10.41a    (j)  Martin H. Singer Amended and Restated Employment Agreement
    10.41b    (j)  Addendum to Martin H. Singer Amended and Restated Employment
                   Agreement
    10.42       *  Lease agreement dated September 19, 1998 between Dynamic
                   Telecommunications, Inc. and Wisteria Office Park, LLC for
                   an office building located at Wisteria Office Park, 12810
                   Wisteria Drive, Germantown, MD 20874
    21.1        *  List of Subsidiaries of the Registrant
    23.1        *  Consent of PricewaterhouseCoopers LLP, Independent
                   Accountants
    24.1        *  Power of Attorney (included on page 72)
    31.1        *  Certification of Principal Executive Officer pursuant to
                   Section 302 of Sarbanes-Oxley Act of 2002.
    31.2        *  Certification of Principal Financial Officer pursuant to
                   Section 302 of Sarbanes-Oxley Act of 2002.
    32.1        *  Certification of Principal Executive Officer and Principal
                   Financial Officer pursuant to 18 U.S.C. Section 1350 as
                   adopted pursuant to Section 906 of Sarbanes-Oxley Act of
                   2002.

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

(e)  Incorporated by reference herein to the Registrant's Registration Statement
     of  Form  S-8  filed  on  October  3,  2001  (Registration  Statement   No.
     333-70886).

(f) Incorporated by reference herein to the Registrant's Registration Statement of Form S-8 filed on December 14, 2001 (Registration Statement No. 333-75204).

(g) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for quarter ended September 30, 2002.

(h) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(i) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(j) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(B) REPORTS ON FORM 8-K

     We filed a report on Form 8-K dated October 28, 2003 that furnished a press release announcing our financial results for the fiscal quarter ended September 30, 2003.

(c)  EXHIBITS

     See Item 15(a)(3) above.

(d)  FINANCIAL STATEMENT SCHEDULES

     See Item 15(a)(2) above.

                                  PCTEL, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT   CHARGED TO   CHARGED                BALANCE AT
                                           BEGINNING    COSTS AND    AGAINST                  END OF
DESCRIPTION                                 OF YEAR      EXPENSES    REVENUE   DEDUCTIONS      YEAR
-----------                                ----------   ----------   -------   ----------   ----------
Year Ended December 31, 2001:
  Allowance for doubtful accounts........    $5,043         --       $(1,574)   $(2,682)       $787
  Allowance for customer rebates.........     6,846         --        (2,421)    (4,241)        184
Year Ended December 31, 2002:
  Allowance for doubtful accounts........    $  787         --       $  (357)   $   (62)       $368
  Allowance for customer rebates.........       184         --           373       (462)         95
Year Ended December 31, 2003:
  Allowance for doubtful accounts........    $  368         50       $  (368)   $    --        $ 50
  Allowance for customer rebates.........        95         --          (579)       484           0

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

Dated: March 12, 2004

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ MARTIN H. SINGER                        Chairman of the Board,         March 12, 2004
 ------------------------------------------------         Chief Executive Officer
                (Martin H. Singer)                     (Principal Executive Officer)
                                                                and Director


                 /s/ JOHN SCHOEN                        Chief Operating Officer and       March 12, 2004
 ------------------------------------------------         Chief Financial Officer
                  (John Schoen)                           (Principal Financial and
                                                            Accounting Officer)


             /s/ RICHARD C. ALBERDING                             Director                March 12, 2004
 ------------------------------------------------
              (Richard C. Alberding)


                /s/ RICHARD GITLIN                                Director                March 12, 2004
 ------------------------------------------------
                 (Richard Gitlin)

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----


               /s/ BRIAN J. JACKMAN                               Director                March 12, 2004
 ------------------------------------------------
                (Brian J. Jackman)


                /s/ GIACOMO MARINI                                Director                March 12, 2004
 ------------------------------------------------
                 (Giacomo Marini)


                 /s/ JOHN SHEEHAN                                 Director                March 12, 2004
 ------------------------------------------------
                  (John Sheehan)


               /s/ CARL A. THOMSEN                                Director                March 12, 2004
 ------------------------------------------------
                (Carl A. Thomsen)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 2.1    (a)  Asset Purchase Agreement dated March 12, 2003, by and among
             PCTEL, Inc., PCTEL Maryland, Inc., DTI Holdings, Inc. and
             Dynamic Telecommunications, Inc.
 2.2    (h)  Registration Rights Agreement dated March 12, 2003, by and between PCTEL, Inc. and Dynamic Telecommunications, Inc.
 3.1    (b)  Amended and Restated Certificate of Incorporation of the
             Registrant, as currently in effect.
 3.3    (c)  Amended and Restated Bylaws of the Registrant
 4.1    (b)  Specimen common stock certificate
10.1    (b)  Form of Indemnification Agreement between PCTEL and each of its directors and officers
10.17+  (c)  Management Retention Agreement between Martin H. Singer and the Registrant, dated November 15, 2001
10.18+  (c)  Form of Management Retention Agreement for PCTEL Inc.'s Vice
             Presidents
10.23   (e)  2001 Nonstatutory Stock Option Plan and form of agreements thereunder
10.25+  (c)  Employment Agreement between Jeffrey A. Miller and the
             Registrant, dated November 7, 2001
10.26+  (c)  Employment Agreement between John Schoen and the Registrant, dated November 12, 2001
10.32   (f)  Stock Option Agreement of Jeffrey A. Miller, dated November
             15, 2001
10.33   (f)  Stock Option Agreement of John Schoen, dated November 15,
             2001
10.35   (g)  Lease agreement dated July 30, 2002 between PCTEL, Inc. and
             ASP Wheelie, LLC for an office building located at O'Hare
             Plaza, 8725 West Higgins Road, Chicago, IL 60631
10.36   (h)  Lease agreement between PCTEL, Inc. and Adaptec, Inc. dated
             November 5, 2002 for an office building located at 631 South
             Milpitas Boulevard, Milpitas, CA 95035
10.37+  (h)  Executive Deferred Compensation Plan
10.38+  (h)  Executive Deferred Stock Plan
10.39   (i)  Board of Directors Deferred Compensation Plan
10.40   (i)  Board of Directors Deferred Stock Plan
10.41a  (j)  Martin H. Singer Amended and Restated Employment Agreement
10.41b  (j)  Addendum to Martin H. Singer Amended and Restated Employment
             Agreement
10.42     *  Lease agreement dated September 19, 1998 between Dynamic
             Telecommunications, Inc. and Wisteria Office Park, LLC for
             an office building located at Wisteria Office Park, 12810
             Wisteria Drive, Germantown, MD 20874
21.1      *  List of Subsidiaries of the Registrant
23.1      *  Consent of PricewaterhouseCoopers LLP, Independent
             Accountants
24.1      *  Power of Attorney (included on page 72)
31.1      *  Certification of Principal Executive Officer pursuant to
             Section 302 of Sarbanes-Oxley Act of 2002.
31.2      *  Certification of Principal Financial Officer pursuant to
             Section 302 of Sarbanes-Oxley Act of 2002.
32.1      *  Certification of Principal Executive Officer and Principal
             Financial Officer pursuant to 18 U.S.C. Section 1350 as
             adopted pursuant to Section 906 of Sarbanes-Oxley Act of
             2002.