Form 10-Q
period 2004-03-31
PC TEL INC
filed 2004-05-10
CIK 1057083

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

                  For the quarterly period ended March 31, 2004

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

                                   ----------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

As of May 3, 2004, there were 20,937,359 shares of the Registrant's Common Stock outstanding.

================================================================================

                                   PCTEL, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                                                                                    PAGE
                                                                                                    ----
PART I.  FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS
         CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
         as of March 31, 2004 and December 31, 2003                                                    3
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         for the three months ended March 31, 2004 and 2003                                            4
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
         for the three months ended March 31, 2004 and 2003                                            5
         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)                          6
ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                                        13
ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                   31
ITEM 4   CONTROLS AND PROCEDURES                                                                      32
PART II. OTHER INFORMATION                                                                            33
ITEM 1   LEGAL PROCEEDINGS                                                                            33
ITEM 2   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES             34
ITEM 5   OTHER INFORMATION                                                                            34
ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                                             34

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                   PCTEL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (UNAUDITED, IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                             MARCH 31,         DECEMBER 31,
                                                                               2004               2003
                                                                           -------------      -------------
                                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $      95,996      $     106,007
   Restricted cash                                                                   278                278
   Short-term investments                                                         11,156             19,177
   Accounts receivable, net of allowance for doubtful accounts of                  5,792              3,630
        $153 and $50, respectively
   Inventories, net                                                                3,082              1,267
   Prepaid expenses and other assets                                               3,207              1,929
                                                                           -------------      -------------
       Total current assets                                                      119,511            132,288
PROPERTY AND EQUIPMENT, net                                                        4,572              1,197
GOODWILL                                                                          11,335              5,561
OTHER INTANGIBLE ASSETS, net                                                      10,329              4,140
OTHER ASSETS                                                                          60                 55
                                                                           -------------      -------------
TOTAL ASSETS                                                               $     145,807      $     143,241
                                                                           =============      =============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                        $         859      $         333
   Accrued royalties                                                               3,213              3,208
   Income taxes payable                                                            5,456              7,359
   Deferred revenue                                                                2,370              2,960
   Accrued liabilities                                                             6,507              5,739
                                                                           -------------      -------------
       Total current liabilities                                                  18,405             19,599
   Long-term liabilities                                                             736                736
                                                                           -------------      -------------
       Total liabilities                                                          19,141             20,335
                                                                           -------------      -------------
STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value, 100,000,000 shares authorized,
     20,816,095 and 20,145,824 issued and outstanding at March 31,
     2004 and December 31, 2003, respectively                                         21                 20
   Additional paid-in capital                                                    162,146            155,548
   Deferred stock compensation                                                    (4,910)            (2,552)
   Accumulated deficit                                                           (30,669)           (30,201)
   Accumulated other comprehensive income                                             78                 91
                                                                           -------------      -------------
       Total stockholders' equity                                                126,666            122,906
                                                                           -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     145,807      $     143,241
                                                                           =============      =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                   PCTEL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  2004            2003
                                                                               ----------      ----------
REVENUES                                                                       $   10,690      $   13,082
COST OF REVENUES                                                                    3,769           7,907
INVENTORY RECOVERY                                                                     --          (1,348)
                                                                               ----------      ----------
GROSS PROFIT                                                                        6,921           6,523
                                                                               ----------      ----------
OPERATING EXPENSES:
   Research and development                                                         2,030           2,118
   Sales and marketing                                                              2,934           2,261
   General and administrative                                                       3,176           1,852
   Amortization of other intangible assets                                            711              99
   Acquired in-process research and development                                        --           1,100
   Restructuring charges                                                              (51)            155
   Gain on sale of assets and related royalties                                      (500)             --
   Amortization of deferred compensation                                              310             299
                                                                               ----------      ----------
       Total operating expenses                                                     8,610           7,884
                                                                               ----------      ----------
LOSS FROM OPERATIONS                                                               (1,689)         (1,361)
OTHER INCOME, NET                                                                     239             495
                                                                               ----------      ----------
LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                                   (1,450)           (866)
PROVISION (BENEFIT) FOR INCOME TAXES                                                 (982)             64
                                                                               ----------      ----------
NET LOSS                                                                       $     (468)     $     (930)
                                                                               ==========      ==========
Basic earnings (loss) per share                                                $    (0.02)     $    (0.05)
Shares used in computing basic earnings (loss) per share                           19,901          19,238
Diluted earnings (loss) per share                                              $    (0.02)     $    (0.05)
Shares used in computing diluted earnings (loss) per share                         19,901          19,238

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                   PCTEL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  ------------------------------
                                                                                     2004                2003
                                                                                  ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                         $     (468)         $     (930)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                       939                 400
     In-process research and development                                                  --               1,100
     Gain (loss) on disposal/sale of fixed assets                                         --                 (12)
     Recovery of allowance for doubtful accounts                                          --                (127)
     Amortization of deferred compensation                                               310                 299
 Changes in operating assets and liabilities:
     Decrease in accounts receivable                                                     322               1,092
     (Increase) decrease in inventories                                                   33                 (772)
     (Increase) decrease in prepaid expenses and other assets                         (1,147)                 744
     Increase (decrease) in accounts payable                                            (182)                 996
     (Decrease) in accrued royalties                                                      (4)                (128)
     (Decrease) in income taxes payable                                               (1,924)                (120)
     Increase (decrease) in deferred revenue                                            (590)                   4
     (Decrease) in accrued liabilities                                                (1,022)                 (73)
     Increase in long-term liabilities                                                    --                  273
     Tax benefit from stock option exercises                                             433                   --
                                                                                  ----------           ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   (3,300)               2,746
                                                                                  ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property and equipment                                        (443)                (120)
 Proceeds on sale of property and equipment                                                3                  113
 Sales of available-for-sale investments                                               8,006               15,049
 Purchase of assets/business, net of cash acquired                                   (17,777)             (10,762)
                                                                                  ----------           ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  (10,211)               4,280
                                                                                  ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                                3,498                  865
 Payments for repurchase of common stock                                                  --               (3,361)
                                                                                  ----------           ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    3,498               (2,496)
                                                                                  ----------           ----------
Net increase (decrease) in cash and cash equivalents                                 (10,013)               4,530
Cumulative translation adjustment                                                          2                   (3)
Cash and cash equivalents, beginning of period                                       106,007               52,986
                                                                                  ----------           ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   95,996           $   57,513
                                                                                  ==========           ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

1. BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein have been prepared by PCTEL, Inc. (unless otherwise noted, "PCTEL", the "Company", "we", "us" or "our" refers to PCTEL, Inc.), pursuant to the laws and regulations of the Securities and Exchange Commission for the requirements of Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information not misleading. The condensed balance sheet as of December 31, 2003 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

    The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for future periods or the year ending December 31, 2004.

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

INVENTORIES

    Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories at March 31, 2004 and December 31, 2003 consist of the following (in thousands):

                        MARCH 31,         DECEMBER 31,
                          2004                2003
                      -------------      -------------
Raw Materials         $         572      $         780
Work in process                  64                  5
Sub assemblies                  578                527
Finished Goods                2,033                 10
                      -------------      -------------
Sub-total             $       3,247      $       1,322
                      -------------      -------------
Allowance                      (165)               (55)
                      -------------      -------------
Total inventories     $       3,082      $       1,267
                      -------------      -------------

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

    The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 2004 and 2003, respectively (in thousands, except per share data):

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              ----------------------------
                                                                                 2004              2003
                                                                              -----------      -----------
Numerator:                                                                             (UNAUDITED)
Net loss                                                                      $      (468)     $      (930)
                                                                              ===========      ===========
Denominator:
Basic earnings (loss) per share:
  Weighted average common shares outstanding                                       20,532           19,833
  Less:  Weighted average shares subject to repurchase                               (631)            (595)
                                                                              -----------      -----------
  Weighted average common shares outstanding                                       19,901           19,238
                                                                              -----------      -----------

Basic earnings (loss) per share                                               $     (0.02)     $     (0.05)
                                                                              ===========      ===========

Diluted earnings (loss) per share:
  Weighted average common shares outstanding                                       19,901           19,238
  Weighted average shares subject to repurchase                                        -*               -*
  Weighted average common stock option grants                                          -*               -*
                                                                              -----------      -----------
  Weighted average common shares and common stock equivalents outstanding          19,901           19,238
                                                                              -----------      -----------

Diluted earnings (loss) per share                                             $     (0.02)     $     (0.05)
                                                                              ===========      ===========

* These amounts have been excluded since the effect is anti-dilutive.

STOCK-BASED COMPENSATION

    The Company accounts for its stock option plans using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the Company's stock at the date of the grant over the amount that must be paid to acquire the Stock. SFAS No. 123, "Accounting for Stock-Based Compensation", issued subsequent to APB No. 25 - and amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", defines a fair value based method of accounting for employee stock options, but allows companies to continue to measure compensation cost for employees using the intrinsic value method of APB No. 25. The following table illustrates the pro forma information regarding net income (loss) and net income
(loss) per share as if we recorded compensation expense based on the fair value of stock-based awards in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" for the three months ended March 31, 2004 and 2003 (in thousands, except per share data):

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            --------------------------
                                                               2004            2003
                                                            ----------      ----------
Net loss -- as reported ...............................     $     (468)     $     (930)
Add: Stock-based employee compensation ................            310             299
Expense included in reported net loss
Deduct: Stock-based employee compensation .............          1,489             782
expense determined under fair value based method
for all awards ........................................
Net loss --as adjusted ................................     $   (1,647)     $   (1,413)
Net (loss) income per share--basic as reported ........     $    (0.02)     $    (0.05)
Net (loss) income per share--basic as adjusted ........     $    (0.08)     $    (0.07)
Net (loss) income per share--diluted as reported ......     $    (0.02)     $    (0.05)
Net (loss) income per share--diluted as adjusted ......     $    (0.08)     $    (0.07)

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

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following assumptions:

                                  STOCK OPTIONS         EMPLOYEE STOCK PURCHASE PLAN
                             ----------------------     ----------------------------
                               2004          2003          2004               2003
                             --------      --------      --------           --------
Dividend yield                   None          None          None               None
Expected volatility                46%           55%           46%                55%
Risk-free interest rate           2.1%          2.4%          1.0%               1.1%
Expected life (in years)         3.07          2.75           0.5                0.5

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

INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

    In 2003 the company operated as a single segment. In January 2004, with the acquisition of MAXRAD and revenue traction in our Segue product line, the company began operating in four distinct segments. They are the Software segment, represented by the Segue product line, the Test segment, represented by the DTI product line, the Antenna segment, represented by the MAXRAD product line, and the Licensing segment. In 2003, the company also had a modem product line which it sold to Conexant in May of that year.

    The results of operations by segment are as follows:



                                               Software   Test     Antenna    Licensing    Modems    Elimination    Consolidated
                                               --------  -------   -------    ---------    ------    -----------    ------------
Revenue, three months ended March 31, 2004     $ 1,118   $ 2,367   $ 5,112    $ 2,103                $     (10)     $     10,690
Gross Profit                                   $ 1,085   $ 1,616   $ 2,137    $ 2,086                $      (3)     $      6,921
Operating Expenses                                                                                                  $      8,610
Operating (Loss)                                                                                                    $     (1,689)


($ in thousands)
                                               Software   Test     Antenna    Licensing    Modems    Elimination    Consolidated
                                               --------  -------   -------    ---------    ------    -----------    ------------
Revenue, three months ended March 31, 2003     $   122    $  567              $ 1,913                $  10,480      $     13,082
Gross Profit                                   $   109    $  437              $ 1,913                $   4,064      $      6,523
Operating Expenses                                                                                                  $      7,884
Operating (Loss)                                                                                                    $     (1,361)


    The Company's chief operating decision maker (CEO) uses only the above measures in deciding how to allocate resources and assess performance among the segments.

    Our sales to customers outside of the United States, as a percent of total revenues, are as follows:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          ------------------------
                                                             2004          2003
                                                          ----------    ----------
                                                                 (UNAUDITED)
Taiwan                                                             2%           63%
China                                                              -%           21%
Japan                                                              1%            2%
Rest of Asia                                                       2%            2%
Europe                                                            10%            -%
Central and Latin America                                          6%            -%
Canada                                                             5%            -%
                                                          ----------    -----------
Total                                                             26%           88%
                                                          ==========    ===========

    Sales to our major customers representing greater than 10% of total revenues are as follows:

                                        THREE MONTHS ENDED
                                              MARCH 31,
             CUSTOMER                    2004        2003
------------------------               --------   --------
                                            (UNAUDITED)
Askey                                        -%         21%
Lite-on Technology (GVC)                     -%         22%
Prewell                                      -%         21%
                                       -------    --------
 Total                                       -%         64%
                                       =======    ========

COMPREHENSIVE INCOME

    The following table provides the calculation of other comprehensive income for the three months ended March 31, 2004 and 2003 (in thousands):

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 ------------------------
                                                                    2004          2003
                                                                 ----------    ----------
                                                                       (UNAUDITED)
Net loss                                                         $     (468)   $     (930)
Other comprehensive income:
  Unrealized gains (loss) on available-for-sale securities              (15)         (121)
Cumulative translation adjustment                                         2            (3)
                                                                 ----------    ----------
Comprehensive income (loss)                                      $     (481)   $   (1,054)
                                                                 ==========    ==========

RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the Financial Accounting Standards Board issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

3. ACQUISITION

     On January 2, 2004, we completed our acquisition of MAXRAD, Inc. MAXRAD is a manufacturer of wireless communications antennas for broadband wireless, in-building wireless and land mobile radio applications. In connection with the acquisition, we, MAXRAD, and the shareholders of MAXRAD and certain other parties entered into a Securities Purchase Agreement, dated as of January 2, 2004, pursuant to which we acquired all of the outstanding capital stock of MAXRAD.

     In exchange for the outstanding capital stock of MAXRAD, we paid $18.2 million, net of cash acquired of $2.4 million, out of our available working capital.

    The purchase price of $18.2 million in cash, of which $0.4 million was paid in April 2004, was allocated $5.5 million to net assets acquired, $0.9 million to the covenant not to compete, $1.3 million to core technology, $3.2 million to customer lists, $1.4 million to trademarks and $0.1 million to other intangible assets, net, in the accompanying consolidated balance sheets. The $5.8 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill, which is deductible for tax purposes. We will amortize the covenant not to compete over two years and other intangible assets over an estimated useful life of six and eight years.

    The unaudited pro forma effect of the financial results of PCTEL as if the acquisition had taken place on January 1, 2003 is as follows:

                                                             THREE MONTHS ENDED
                                                               MARCH 31, 2003
                                                             ------------------
REVENUES                                                     $           17,187
LOSS FROM OPERATIONS                                                       (464)
NET LOSS                                                     $             (535)
                                                             ==================
Basic earnings (loss) per share                              $            (0.03)
Shares used in computing basic earnings (loss) per share                 19,238
Diluted earnings (loss) per share                            $            (0.03)
Shares used in computing diluted earnings (loss) per share               19,238

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

    The changes in the carrying amount of goodwill and other intangible assets as of March 31, 2004 were as follows (in thousands):

                                            GOODWILL, NET
                                            -------------
Balance at December 31, 2003                $       5,561
  Goodwill from the acquisition of MAXRAD           5,774
                                            -------------
Balance at March 31, 2004                   $      11,335
                                            =============

Intangible Assets                     MARCH 31, 2004        DECEMBER 31, 2003
-----------------                   ------------------      ------------------
Developed technology-cyberPIXIE     $              452      $              452
Other intangible assets-DTI                      4,600                   4,600
Patents                                            300                     300
Other intangible assets-MAXRAD                   5,500                      --
Trademark-MAXRAD                                 1,400                      --
                                    ------------------      ------------------
                                    $           12,252      $            5,352
                                    ==================      ==================
Less: Accumulated amortization      $           (1,923)     $           (1,212)
                                    ==================      ==================
Net intangible assets               $           10,329      $            4,140
                                    ==================      ==================

5. RESTRUCTURING CHARGES

2003 Restructuring

    In May 2003, the Company completed the sale of certain of its assets to Conexant relating to a component of PCTEL's HSP modem product line. As a result of the disposition, 29 employees were transferred to Conexant. An additional 26 employees, both foreign and domestic, were terminated along with the related facilities closures. The total restructuring aggregated $3.3 million consisting of severance and employment related costs of $1.7 million and costs related to closure of excess facilities as a result of the reduction in force of $1.6 million.

    As of March 31, 2004, approximately $1.5 million of termination compensation and related benefits had been paid to terminated employees and approximately $0.5 million of lease payments and related costs had been paid to the landlord for the excess facilities. As of March 31, 2004, the remaining accrual balance of $1.3 million restructuring will be paid monthly through January 2006. The following analysis sets forth the rollforward of this charge:

                                                 ACCRUAL                                                       ACCRUAL
                                                BALANCE AT                                                    BALANCE AT
                                                DECEMBER 31,        RESTRUCTURING                              MARCH 31,
                                                   2003                CHARGES             PAYMENTS              2004
                                              ---------------      ---------------      ---------------     ---------------
Severance and employment related costs        $           633      $          (101)     $           291     $           241
Costs for closure of excess facilities                    977                   50                    1               1,026
                                              ---------------      ---------------      ---------------     ---------------
                                              $         1,610      $           (51)     $           292     $         1,267
                                              ===============      ===============      ===============     ===============
Amount included in long-term liabilities                                                                    $           648
                                                                                                            ===============
Amount included in short-term liabilities                                                                   $           619
                                                                                                            ===============

6. CONTINGENCIES:

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

    As of March 31, 2004 and December 31, 2003, we accrued royalties of approximately $3.2 million. While management is unable to estimate the maximum amount of the range of possible settlements, it is possible that actual settlements could exceed the amounts accrued as of each date presented.

    As part of the acquisition of DTI there is an earn-out over two years if certain milestones are achieved. At PCTEL's option, DTI could be paid in PCTEL stock or cash. For the year ended December 31, 2003, DTI earned $1.5 million cash payout that was paid on May 4, 2004. The Company is estimating the 2004 DTI earn-out to be $1.5 to $2.2 million.

    We have from time to time in the past received correspondence from third parties, and may receive communications from additional third parties in the future, asserting that our products infringe on their intellectual property rights, that our patents are unenforceable or that we have inappropriately licensed our intellectual property to third parties. We expect these claims to increase as our intellectual property portfolio becomes larger. These claims could affect our relationships with existing customers and may prevent potential future customers from purchasing our products or licensing our technology. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. In addition, any claims of this kind, whether they are with or without merit, could cause product shipment delays or require us to enter into royalty or licensing agreements. In the event that we do not prevail in litigation, we could be prevented from selling our products or be required to enter into royalty or licensing agreements on terms, which may not be acceptable to us. We could also be prevented from selling our products or be required to pay substantial monetary damages. Should we cross license our intellectual property in order to obtain licenses, we may no longer be able to offer a unique product. To date, we have not obtained any licenses from 3Com and the other companies from whom we have received communications.

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

    Trial of this matter had been set for January 12, 2004, however, the trial date was vacated in light of the amended complaint filed by Fraser following his motion for leave to amend heard on December 9, 2003. The Company intends to re-file its Motion for Summary Judgment or, alternatively, Summary Adjudication, against Fraser. Trial is now scheduled for September 20, 2004. We believe that we have meritorious defenses and intend to vigorously defend the action. Because the action is still in its early stages, we are not able to predict the outcome at this time.

Litigation with U.S. Robotics

    On May 23, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against U.S. Robotics Corporation claiming that U.S. Robotics has infringed one of our patents. U.S. Robotics filed its answer and counterclaim asking for a declaratory judgment that the claims of the patent are invalid and not infringed. This case has been consolidated for claims construction discovery with the litigation against 3Com Corporation, and Agere Systems and Lucent Technologies. Claims construction discovery under the Patent Local Rules is underway, and a status conference is set for May 11, 2004. No trial date has been set. We believe we have meritorious claims and defenses. However, because the action is still in its early stages, we are not able to predict the outcome at this time.

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

Litigation with Agere and Lucent

    On May 23, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of our patents and that Lucent was infringing three of our patents. Agere and Lucent filed their answers to our complaint. Agere filed a counterclaim asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere. We filed our reply to Agere's counterclaim in August 2003. This case has been consolidated for claims construction discovery with the litigation against U.S. Robotics Corporation and 3Com Corporation. Claims construction discovery under the Patent Local Rules is underway, and a status conference is set for May 11, 2004. No trial date has been set. We believe we have meritorious claims and defenses. However, because the action is still in its early stages, we are not able to predict the outcome at this time.

Litigation with 3Com

    In March 2003, each of 3Com Corporation and the Company filed a patent infringement lawsuit against the other. The suits are pending in the U.S. District Court for the Northern District of California. Our lawsuit alleges infringement of one of our patents and asks for a declaratory judgment that certain 3Com patents are invalid and not infringed by the Company. 3Com is alleging that our HSP modem products infringed certain 3Com patents and asks for a declaratory judgment that our patent is invalid and not infringed by 3Com. No trial date has been set. The case has been consolidated for claims construction discovery with the litigation against U.S. Robotics Corporation, Agere Systems and Lucent Technologies. Claims construction discovery under the Patent Local Rules is underway, and a status conference is set for May 11, 2004. We believe we have meritorious claims and defenses. However, because the action is still in its early stages, we are not able to predict the outcome at this time.

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

PCTEL, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward looking statements include, among others, those statements including the words, "may," "will," "plans," "seeks," "expects," "anticipates," "intends," "believes" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC. Factors that might cause future results to differ materially from those discussed in the forward looking statements include, but are not limited to, those discussed in "Factors Affecting Operating Results" and elsewhere in this Quarterly Report.

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

    The Company completed a two-year transition from an analog modem Company to a wireless Company during 2003. There were five significant events in that transition, presented here in chronological order. The first was the acquisition of cyberPIXIE, Inc. in May 2002, which was the genesis of the Company's Segue product line of Wi-Fi and cellular mobility software. The second was the exiting of the DSP based embedded modem product line in June 2002, and conversion of that technology to a licensing program. The third was the acquisition of Dynamic Telecommunications, Inc. (DTI) in March 2003. The DTI product line of software defined radios measure and monitor cellular networks. The fourth event was the sale of the Company's HSP modem product line to Conexant in May of 2003. The Company sold the product line but retained operating agreements and its modem patent portfolio for licensing purposes. The fifth event was the acquisition of MAXRAD, Inc. in January 2004. The MAXRAD product line consists of wireless communications antennas for broadband wireless, in-building wireless and land mobile radio applications. During our management discussion and analysis, the Segue, DTI and MAXRAD products are collectively referred to as wireless products, and the HSP modem and embedded modem products as modem products.

    PCTEL has an intellectual property portfolio consisting of over 145 U.S. patents and applications, primarily in analog modem technology and also has proprietary DSP based embedded modem technology. The Company has an active licensing program designed to monetize its intellectual property. Companies under license as of March 31, 2004, include Intel, Conexant, Broadcom, Silicon Laboratories, Texas Instruments, Smartlink and ESS Technologies. The Company has also asserted its patents and is currently litigating against 3Com, Agere, Lucent and U.S. Robotics, who are unlicensed and the Company believes are using PCTEL's intellectual property. The Company collectively refers to revenue from its licensing program as royalty and licensing revenue, with the exception of Conexant. The sale of the HSP modem product line to Conexant and the signing of its licensing agreement occurred simultaneously. Royalty payments received from Conexant are recorded as an offset to operating expenses as Gain on Sale of HSP Modem Products and Related Royalties.

    The Company is focused on growing revenue from its wireless products and maximizing the monetary value of its intellectual property. These are two key priorities for the Company in 2004. Growth in wireless product revenue is dependent both on gaining further revenue traction in our existing products as well as further acquisitions to support our wireless initiatives starting in the third quarter 2003 all of the Company's product revenue has been from its wireless products. There has not been enough history to evaluate whether there is significant seasonality in revenue between fiscal quarters for the wireless product portfolio taken as a whole. Licensing revenue is dependent on signing new license agreements and the success of our licensees in the marketplace. New licenses often contain up front payments pertaining to past royalty liability, or one time payments if the license is perpetual. That can make license revenue uneven between fiscal years as well as fiscal quarters.

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

    The Company accounts for revenue from its Wi-Fi and cellular mobility software, including related maintenance rights, under SOP 97-2 Software Revenue Recognition. Where the software license is perpetual and vendor specific objective evidence can be established between the software license and any related maintenance rights, the software license revenue is recognized upon delivery of the software and the maintenance is recorded pro-rata over the life of the maintenance rights. Where part of the licensing agreement requires engineering services to customize software for the customer needs, the revenue for these services are recognized when the initial software license is delivered. Where the vendor specific objective evidence cannot be established, and the only undelivered item is maintenance, the software license revenue and related maintenance rights are combined and recognized pro-rata over the expected term of the maintenance rights. Where the software is sold on a fixed term license, the software license and maintenance revenue is recorded pro-rata over the fixed term.

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

INVENTORY WRITE-DOWNS AND RECOVERIES

    Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of March 31, 2004 and December 31, 2003 were composed of raw materials, subassemblies, and finished goods and work-in-process. We regularly monitor inventory quantities on hand and, based on our current estimated requirements, it was determined that there was no excess inventory, not reserved, as of March 31, 2004 and December 31, 2003. Due to competitive pressures and technological innovation, we may have excess inventory in the future. Write-downs of inventories would have a negative impact on gross margin.

ACCRUED ROYALTIES

    We record an accrual for estimated future royalty payments for relevant technology of others used in our product offerings in accordance with SFAS No. 5, "Accounting for Contingencies." The estimated royalties accrual reflects management's broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements, or both, based upon our judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. Accordingly, the royalties accrual reflects estimated costs of settling claims rather than continuing to defend our legal positions and is not intended to be, nor should it be interpreted as, an admission of infringement of intellectual property, valuation of damages suffered by any third parties or any specific terms that management has predetermined to agree to in the event of a settlement offer. We have accrued the amount of royalties payable for royalty agreements, agreements that are in negotiation and unasserted but probable claims of others using advice from third party technology advisors and historical settlement rates.

    As of March 31, 2004 and December 31, 2003 we had accrued royalties of approximately $3.2 million. However, the amounts accrued may be inadequate and we may be required to record additional expense if royalty payments are settled at a higher rate than expected. In addition, settlement arrangements may require royalties for past sales of the associated products.

STOCK-BASED COMPENSATION

    The Company accounts for its stock option plans using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the Company's stock at the date of the grant over the amount that must be paid to acquire the Stock. SFAS No. 123, "Accounting for Stock-Based Compensation", issued subsequent to APB No. 25 -- and amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", defines a fair value based method of accounting for employee stock options, but allows companies to continue to measure compensation cost for employees using the intrinsic value method of APB No. 25. The Company does not expense stock options, but expenses restricted stock grants. We record the issuance of restricted stock grants based on the fair value on the date of the grant and amortize the value over the life of the restriction using the straight-line method. As required by SFAS No. 123, we disclose the summary pro forma effects to reported income as if we had elected to recognize compensation expense based on the fair value of the stock based awards to our employees. The calculation of the fair value of these awards is determined using the Black-Scholes option pricing model. The highly subjective assumptions include the expected stock price volatility and expected option life.

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

INCOME TAXES

    We provide for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against tax assets, which are not likely to be realized.

    We currently have international subsidiaries located in Japan, China and Israel as well as international branch offices located in Hong Kong, Taiwan and France. Our branch office in France is presently in the liquidation process. The complexities brought on by operating in several different tax jurisdictions inevitably lead to an increased exposure to worldwide taxes. Should review of our tax filings result in unfavorable adjustments to our tax returns, our operating results and financial position could be materially and adversely affected.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(All amounts in tables, other than percentages, are in thousands)

Revenues

                                  Software         Test         Antenna      Licensing       Modems      Elimination   Consolidated
                                ------------   ------------   ------------  ------------   ------------  ------------  ------------
Revenue, three months ended
  March 31, 2004                $      1,118   $      2,367   $      5,112  $      2,103   $         --  $        (10) $     10,690
% change from year ago period          816.4%         317.5%                         9.9%                                    (18.3)%

Revenue, three months ended
  March 31, 2003                $        122   $        567                 $      1,913   $     10,480                $     13,082

    Revenue decreased 18.3% in the three months ended March 31, 2004 compared to the same period in fiscal 2003. The increase in the Software segment is attributed to it being in early stage development in the first quarter 2003. The increase in the Test segment is due to the company not acquiring DTI until March 2003, and owning the operations a full quarter in 2004. The increase in the Antenna segment is due to the MAXRAD acquisition in January 2004. The increase in the Licensing segment reflects the addition of the Broadcom license announced in the fourth quarter of last year, partially offset by reductions in older licensing contracts. The decrease in the Modem segment is attributed to the sale of the modem product line to Conexant in May 2003.

Gross Profit

                                                 Software     Test      Antenna    Licensing    Modems    Elimination   Consolidated
                                                 --------    -------    -------    ---------    ------    -----------   ------------
Gross Profit, three months ended March 31, 2004  $   1,085   $ 1,616    $ 2,137      $2,086     $    -    $     (3)     $  6,921
Percentage Of Revenue                                 97.0%     68.3%      41.8%       99.2%                                64.7%
% change from year ago period                        895.4%    269.8%                   9.0%                                 6.1%


Gross Profit, three months ended March 31, 2003   $    109   $   437                $ 1,913     $4,064                  $  6,523
Percentage Of Revenue                                 89.3%     77.1%                 100.0%      38.8%                     49.9%


    Gross profit increased $0.4 million in the three months ended March 31, 2004 compared to the same period in fiscal 2003. The increase in the Software segment is attributed to the increase in revenue. The increase in the Test segment is due to the company not acquiring DTI until March 2003, and owning the operations a full quarter in 2004. The increase in the Antenna segment is due to the MAXRAD acquisition in January 2004. The increase in the Licensing segment reflects the increase in revenue. The decrease in the Modem segment is attributed to the sale of the modem product line to Conexant in May 2003.

    Gross profit as a percentage of revenue increased to 64.7% in the three months ended March 31, 2004 compared to 49.9% for the same period in fiscal 2003. The increase in the Software segment is attributable to the 2003 revenue including sales of Wi-Fi base stations, since discontinued. The decrease in the Test segment is due to the mix of OEM component products versus systems level products was higher. Licensing is comparable in both periods. Management believes that the long-term gross profit percentage trend for each of its segments will be similar to the first quarter 2004 results.

      Cost of revenues for the Software and Licensing segments includes royalty payments for third party software. Cost of revenues for the Test, Antenna, and Modem segments consists primarily of cost of operations and components we purchase from third party manufacturers. Provision for inventory losses and recoveries are also included in the determination of gross profit.

Research and Development

                                           THREE MONTHS                 THREE MONTHS
                                        ENDED MARCH 31, 2004        ENDED MARCH 31, 2003
                                       ----------------------      ----------------------
Research and development ..........    $                2,030      $                2,118
Percentage of revenues ............                      19.0%                       16.2%
% change from year ago period .....                      (4.2)%                     (11.6)%

      Research and development expenses include costs for software and hardware development, prototyping and pre-production costs. We expense all research and development costs as incurred. We account for software development costs in accordance with SFAS No. 86,"Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Our products include a software component. To date, we have expensed all software development costs because costs incurred subsequent to the products reaching technological feasibility were not significant.

    Research and development expenses decreased $0.1 million for the three months ended March 31, 2004 compared to the same period in fiscal 2003. The decrease is attributable to lower research and development expenses related to the MAXRAD product line as compared to the research and development expenses related to our disposed modem product line and a full quarter of expenses from the DTI product line in the three months ended March 31, 2004 compared to three weeks in the same period in fiscal 2003.

    Research and development expenses as a percentage of revenues, increased from 16.2% for the three months ended March 31, 2003 to 19.0% for the same period in fiscal 2004 due to lower revenues in the three months ended March 31, 2004.

Sales and Marketing

                                             THREE MONTHS                 THREE MONTHS
                                         ENDED MARCH 31, 2004         ENDED MARCH 31, 2003
                                       ------------------------     ------------------------
Sales and marketing ...............    $                  2,934     $                  2,261
Percentage of revenues ............                        27.4%                        17.3%
% change from year ago period .....                        29.8%                        38.0%

    Sales and marketing expenses consist primarily of personnel costs, sales commissions and marketing costs. Marketing costs include promotional costs, public relations and trade shows.

    Sales and marketing expenses have increased by $0.7 million for the three months ended March 31, 2004 compared to the same period in fiscal 2003. The increase is attributable to higher sales and marketing expenses related to the MAXRAD product line as compared to the sales and marketing expenses related to our disposed modem product line and a full quarter of expenses from the DTI product line in the three months ended March 31, 2004 compared to three weeks in the same period in fiscal 2003.

    Sales and marketing expenses as a percentage of revenues, increased from 17.3% for the three months ended March 31, 2003 to 27.4% for the same fiscal period in 2004.

General and Administrative

                                             THREE MONTHS                THREE MONTHS
                                         ENDED MARCH 31, 2004         ENDED MARCH 31, 2003
                                       ------------------------     ------------------------
General and administrative ........    $                  3,176     $                  1,852
Percentage of revenues ............                        29.7%                        14.2%
% change from year ago period .....                        71.5%                        26.3%

    General and administrative expenses include costs associated with our general management and finance functions as well as professional service charges, such as legal, tax and accounting fees. Other general expenses include rent, insurance, utilities, travel, and other operating expenses to the extent not otherwise allocated to other functions.

    General and administrative expenses increased $1.3 million for the three months ended March 31, 2004 compared to the same period in fiscal 2003. The increase was due to higher general and administrative expenses related to the MAXRAD product line as compared to the disposed modem product line, a full quarter of expenses from the DTI product line in the three months ended March 31, 2004 compared to three weeks in the same period in fiscal 2003 and general and administrative expenses related to compliance with new regulations under the Sarbanes-Oxley Act of 2002. We currently expect our intellectual property litigation costs to be approximately $3.5 million on an annual basis. General and administrative expenses as a percentage of revenues, increased from 14.2% for the three months ended March 31, 2003 to 29.7% for the same period in fiscal 2004.

Amortization of Other Intangible Assets

                                                       THREE MONTHS                 THREE MONTHS
                                                   ENDED MARCH 31, 2004         ENDED MARCH 31, 2003
                                                 ------------------------     ------------------------
Amortization of other intangible assets .....    $                    711     $                     99
Percentage of revenues ......................                         6.7%                         0.8%

    On January 2, 2004, we completed our acquisition of MAXRAD for a total of $18.2 million in cash, net of cash acquired of $2.4 million. The results of operations of MAXRAD were included in our financial statements from the date of acquisition. Since the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price and allocated to goodwill and other intangible assets. The purchase price was allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition as determined by an independent valuation firm. We attributed $5.5 million to net assets acquired, $0.9 million to the covenant not to compete and $6.0 million to other intangible assets, net, in the accompanying consolidated balance sheets. The $5.8 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. We will amortize the covenant not to compete over two years and other intangible assets over an estimated useful life of six to eight years.

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

    Effective January 1, 2002, we have adopted the provisions of SFAS No. 142, "Goodwill and Other Intangibles," under which goodwill is no longer being amortized and will be tested for impairment at least annually. An independent valuation firm conducted the annual impairment test, the result of which was that there was no impairment of goodwill or other intangibles. As a result of the acquisitions discussed above, amortization of intangible assets increased from $0.1 million for the three months ended March 31, 2003, to $0.7 million for the same period in fiscal 2004.

Restructuring Charges

                                   THREE MONTHS                  THREE MONTHS
                               ENDED MARCH 31, 2004          ENDED MARCH 31, 2003
                             ------------------------      ------------------------
Restructuring charges ...    $                    (51)     $                    155
Percentage of revenues ..                        (0.5)%                         1.2%

    Restructuring expenses decreased $0.2 million for the three months ended March 31, 2004 compared to the same period in fiscal 2003. In May 2003, the Company completed the sale of certain of its assets to Conexant relating to a component of PCTEL's HSP modem product line. As a result of the disposition, 29 employees were transferred to Conexant. An additional 26 employees, both foreign and domestic, were terminated along with the related facilities closures. The total restructuring aggregated $3.3 million consisting of severance and employment related costs of $1.7 million and costs related to closure of excess facilities as a result of the reduction in force of $1.6 million.

    As of March 31, 2004, approximately $1.5 million of termination compensation and related benefits had been paid to terminated employees and approximately $0.5 million of lease payments and related costs had been paid to the landlord for the excess facilities. As of March 31, 2004, the remaining accrual balance of $1.3 million restructuring will be paid monthly through January 2006.

Gain on sale of assets and related royalties

                                                THREE MONTHS                  THREE MONTHS
                                            ENDED MARCH 31, 2004          ENDED MARCH 31, 2003
                                          ------------------------     ------------------------
Gain on sale of assets and related
royalties ............................    $                    500     $                     --
Percentage of revenues ...............                         4.7%                          --%

    In May 2003, PCTEL and Conexant completed an Intellectual Property Assignment Agreement ("IPA") and Cross-License Agreement concurrently with the sale of certain of its assets relating to a component of PCTEL's HSP modem product line. PCTEL provided Conexant with a non-exclusive, worldwide license to certain of PCTEL's soft modem patents. In consideration for the rights obtained by Conexant from PCTEL under this agreement, and taking into account the value of patent rights obtained by PCTEL from Conexant under this agreement, during the period beginning on July 1, 2003 and ending on June 30, 2007, Conexant agreed to pay to PCTEL, on a quarterly basis, royalties in the amount of ten percent (10%) of the revenue received during the royalty period, up to a maximum amount of $0.5 million per quarter with respect to each calendar quarter during the royalty period, contingent upon sales by Conexant during the period. Any such future payments by Conexant to PCTEL in connection with the IPA will be recorded as part of the gain on sale of assets and related royalties in the statement of operations.

    The Company received $0.5 million royalty payment during the three months ended March 31, 2004.

Amortization of Deferred Compensation

                                                       THREE MONTHS                 THREE MONTHS
                                                   ENDED MARCH 31, 2004         ENDED MARCH 31, 2003
                                                 ------------------------     ------------------------
Amortization of deferred compensation .......    $                    310     $                    299
Percentage of revenues ......................                         2.9%                         2.3%
% change from year ago period ...............                         3.7%                        70.9%

    In connection with the grant of restricted stock to employees in Q1 2004, 2003, 2002 and 2001, we recorded deferred stock compensation of $2.7, $0.8, $3.7 and $1.8 million, respectively, representing the fair value of our common stock on the date the restricted stock was granted. Such amounts are presented as a reduction of stockholders' equity and are amortized ratably over the vesting period of the applicable shares.

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

    We expect the amortization of deferred stock compensation to be approximately $0.3 million per quarter through fiscal 2005 and decreasing thereafter, based on restricted stock grants and stock option grants through March 31, 2004. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. If we grant additional restricted stock, the amortization of deferred compensation will increase.

Other Income, Net

                                  THREE MONTHS                 THREE MONTHS
                              ENDED MARCH 31, 2004         ENDED MARCH 31, 2003
                            ------------------------     ------------------------
Other income, net ......    $                    239     $                    495
Percentage of revenues .                         2.2%                         3.8%

    Other income, net, consists of interest income, net of interest expense. Interest income is expected to fluctuate over time. Other income, net, decreased $0.3 million for the three months ended March 31, 2004 compared to the same period in fiscal 2003 due to the decline in interest rates to 1.4% from 1.9%.

Provision for Income Taxes

                                                  THREE MONTHS                 THREE MONTHS
                                              ENDED MARCH 31, 2004         ENDED MARCH 31, 2003
                                            ------------------------     ------------------------
Provision (Benefit) for income taxes ...    $                   (982)    $                     64

    For the three months ended March 31, 2004, we recorded a net tax benefit of $1.0 million as the Company will carryback the federal current period loss to prior years.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                     THREE MONTHS                THREE MONTHS
                                                                                 ENDED MARCH 31, 2004        ENDED MARCH 31, 2003
                                                                               ------------------------    ------------------------
Net cash provided by (used in) operating activities .......................    $                 (3,300)   $                  2,746
Net cash provided by (used in) investing activities .......................                     (10,211)                      4,280
Net cash provided by (used in) financing activities .......................                       3,498                      (2,496)
Cash, cash equivalents and short-term investments at the end of period ....                     107,152                     100,748
Working capital at the end of period ......................................                     101,106                      95,832

     The decrease in net cash provided by operating activities for the three months ended March 31, 2004 compared to the same period in 2003 was primarily due to the decreases in income taxes payable, deferred revenue and accrued liabilities of $1.9, $0.6, $1.0 million, respectively, and an increase in prepaid expenses of $1.1 million. The increase in net cash used in investing activities for the three months ended March 31, 2004 compared to the same fiscal period in 2003 consists primarily of the acquisition of MAXRAD for $17.8 million, net of cash acquired of $2.4 million, and reduced cash provided by the sales and maturities of short-term investments of $8.0 million compared to $15 million in fiscal 2003. The increase in net cash provided by investing activities for the three months ended March 31, 2004 compared to the same fiscal period in 2003 consists of proceeds from the issuance of common stock associated with stock option exercises and from share purchases through the employee stock purchase plan of $3.5 million compared to payments for repurchase of common stock of $3.4 million in fiscal 2003.

    In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock, which was completed in February 2003. In February and November 2003, PCTEL extended its stock repurchase program and announced its intention to repurchase up to 1,000,000 and 500,000 additional shares, respectively, on the open market from time to time. During the year ended December 31, 2003, we repurchased 762,800 shares of our outstanding common stock for approximately $6.2 million. Since the inception of the stock repurchase program we have repurchased 1,538,600 shares of our outstanding common stock for approximately $11.5 million. No shares were repurchased during the current quarter ended March 31, 2004.

     In January 2004, we completed the acquisition of MAXRAD. In exchange for the outstanding capital stock of MAXRAD, we paid $17.8 million, net of cash acquired of $2.4 million, out of our available working capital. In April 2004, we made an additional payment of $0.4 million based on the final balance sheet delivered to us.

     As of March 31, 2004, we had $107.4 million in cash and cash equivalents, restricted cash and short-term investments and working capital of $101.1 million. Accounts receivable, as measured in days sales outstanding, was 49 and 37 days at March 31, 2004 and 2003, respectively.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following summarizes our contractual obligations (non-cancelable operating leases) for office facilities and the 2003 restructuring as of March 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

                                             LESS THAN                                        AFTER
                              TOTAL           1 YEAR        1-3 YEARS        4-5 YEARS       5 YEARS
                           ------------    ------------    ------------    ------------    ------------
Contractual obligations
    Operating leases       $      1,854    $        562    $      1,292    $         --    $         --
                           ------------    ------------    ------------    ------------    ------------

    2003 Restructuring            1,267             619             648              --              --
                           ------------    ------------    ------------    ------------    ------------
    Total obligations      $      3,121    $      1,181    $      1,940    $         --    $         --
                           ============    ============    ============    ============    ============

    As of March 31, 2004, we have non-cancelable operating leases for office facilities of $1.9 million through July 2007, unpaid restructuring (severance and employment related costs and costs related to closure of excess facilities) of $1.3 million through January 2006 and no outstanding firm inventory purchase contract commitments with our major suppliers.

    As part of the acquisition of DTI there is an earn-out over two years if certain milestones are achieved. At PCTEL's option, DTI could be paid in PCTEL stock or cash. For the year ended December 31, 2003, DTI earned $1.5 million cash payout that was paid on May 4, 2004. The Company is estimating the 2004 DTI earn-out to be $1.5 to $2.2 million.

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

    Our ability to compete successfully in the wireless market is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, our revenue may decline. Wireless data solutions are relatively unproven in the marketplace and some of the wireless technologies have only been commercially introduced in the last few years. We began offering wireless products in the second quarter of fiscal 2002. If wireless data access technology turns out to be unsuitable for widespread commercial deployment, we may not be able to generate enough sales to achieve and grow our business. We have listed below some of the factors that we believe are key to the success or failure of wireless access technology:

    o reliability and security of wireless access technology and the perception by end-users of its reliability and security,

    o capacity to handle growing demands for faster transmission of increasing amounts of data, voice and video,

    o the availability of sufficient frequencies for network service providers to deploy products at commercially reasonable rates,

    o cost-effectiveness and performance compared to wire line or other high speed access solutions, whose prices and performance continue to improve,

    o    suitability for a sufficient number of geographic regions, and

    o    availability of sufficient site locations for wireless access.

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

OUR WIRELESS OPERATION IS DEPENDENT UPON THE CONTINUED GROWTH OF EVOLVING TELECOMMUNICATIONS AND INTERNET INDUSTRIES.

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

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS FOR THE WIRELESS MARKET, WHICH MEET THE NEEDS OF CUSTOMERS.

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

    We may in the future make acquisitions of, or large investments in, businesses that offer products, services, and technologies that we believe would complement our products or services, including wireless products and technology. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. Even if we were to announce an acquisition, we may not be able to complete it. Additionally, any future acquisition or substantial investment would present numerous risks, including:

    o difficulty in integrating the technology, operations or work force of the acquired business with our existing business,

    o   disruption of our on-going business,

    o difficulty in realizing the potential financial or strategic benefits of the transaction,

    o difficulty in maintaining uniform standards, controls, procedures and policies,

    o possible impairment of relationships with employees and customers as a result of integration of new businesses and management personnel, and

    o impairment of assets related to resulting goodwill, and reductions in our future operating results from amortization of intangible assets.

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

WE MAY NEVER ACHIEVE THE ANTICIPATED BENEFITS FROM OUR RECENT ACQUISITIONS OF DYNAMIC TELECOMMUNICATIONS, INC. AND MAXRAD, INC.

    We acquired Dynamic Telecommunications, Inc. in March 2003 and MAXRAD, Inc. in January of 2004 as part of our continuing efforts to expand our wireless line and product offerings. We may experience difficulties in achieving the anticipated benefits of these acquisitions. Dynamic Telecommunication's product line utilizes software-defined radio technology to optimize and plan wireless networks and MAXRAD's business is the design and manufacture of antenna products and accessories used in wireless systems. These acquisitions represent a significant expansion of and new direction for our wireless connectivity business. Potential risks with these acquisitions include:

    o successfully developing and marketing security-related applications for the software-defined radio technology of Dynamic Telecommunications,

    o the loss or decrease in orders of one or more of the major customers of MAXRAD or Dynamic Telecommunications,

    o reduction or delay of capital expenditures by wireless operators for network deployments (extensions of existing wireless networks and network technologies as well as 3G and 4G technologies),

    o decrease in demand for wireless devices that use MAXRAD or Dynamic Telecommunications products,

    o failure to develop effective distribution capability for products purchased by the government,

    o problems related to the operation of MAXRAD's assembly facilities in China,

    o difficulties in assimilation of acquired personnel, operations, technologies or products, and

    o migration of network test and measurement functions into wireless infrastructure as a standard part of product offerings.

    Furthermore, under the asset purchase agreement with Dynamic Telecommunications, PCTEL has an earn-out obligation to pay additional consideration to Dynamic Telecommunications if the DTI product line meets specified earnings targets. Any such earn-out payments may be paid, at our option, in cash or a combination of cash and our common stock. If the earn-out payments are paid in common stock, this would dilute our existing stockholders.

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

ANY DELAYS IN OUR NORMALLY LENGTHY SALES CYCLES COULD RESULT IN CUSTOMERS CANCELING PURCHASES OF OUR PRODUCTS.

    Sales cycles for our products with major customers are lengthy, often lasting nine months or longer. In addition, it can take an additional nine months or more before a customer commences volume production of equipment that incorporates our products. Sales cycles with our major customers are lengthy for a number of reasons, including:

    o our original equipment manufacturer customers and carriers usually complete a lengthy technical evaluation of our products, over which we have no control, before placing a purchase order,

    o the commercial introduction of our products by an original equipment manufacturer and carriers is typically limited during the initial release to evaluate product performance, and

    o the development and commercial introduction of products incorporating new technologies frequently are delayed.

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

    We rely on our ability to forge relationships with 802.11 chipset manufacturers, in order to ensure that our Segue(TM) SoftAP software is compatible with their chipsets. This relationship requires that source code be given to PCTEL or that 802.11 chipset manufacturers undertake development activities to enable our SoftAP capability. There are many risks associated with this:

    o   Chipset manufacturers general unwillingness to partner with PCTEL,

    o Chipset manufacturers internally developing their own SoftAP capabilities,

    o   Chipset manufacturers not seeing the value provided by SoftAP, and

    o Chipset manufacturers viewing SoftAP as a threat to the hardware AP side of the business.

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

    Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of March 31, 2004, we employed a total of 48 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

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

    In recent years, there has been significant litigation in the United States involving intellectual property rights. We have from time to time in the past-received correspondence from third parties alleging that we infringe the third party's intellectual property rights. We expect potential claims to increase in the future, including with respect to our wireless business. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their merits or success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. This could have a material and adverse effect on our business, results of operation, financial condition and prospects. Any potential intellectual property litigation against us related to our wireless business could also force us to do one or more of the following:

    o cease selling, incorporating or using technology, products or services that incorporate the infringed intellectual property,

    o obtain from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all, or

    o redesign those products or services that incorporate the disputed intellectual property, which could result in substantial unanticipated development expenses.

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

    We currently have international subsidiaries located in Japan, China and Israel as well as international branch offices located in Taiwan and France. Our branch office in France is presently in the liquidation process. The complexities resulting from operating in several different tax jurisdictions increases our exposure to worldwide tax challenges.

                          RISKS RELATED TO OUR INDUSTRY

IF THE WIRELESS MARKET DOES NOT GROW AS WE ANTICIPATE, OR IF OUR WIRELESS PRODUCTS ARE NOT ACCEPTED IN THESE MARKETS, OUR REVENUES MAY BE ADVERSELY AFFECTED.

    Our future success depends on market demand and growth patterns for products using wireless technology. Our wireless products may not be successful as a result of the intense competition in the wireless market, or our relative inexperience in developing, marketing, selling and supporting these products.

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

    We may not be able to sustain or grow our revenue from the licensing of our intellectual property. In addition to our wireless product lines, we offer our intellectual property through licensing and product royalty arrangements. We have over 145 U.S. patents granted or pending addressing both essential International Telecommunications Union and non-essential technologies. In connection with our intellectual property licensing efforts, we have filed several patent infringement lawsuits and are aggressively pursuing unlicensed companies to license their unauthorized use of our intellectual property. We have pending patent infringement litigation claims with 3Com, U.S. Robotics, Agere and Lucent. We expect litigation to continue to be necessary to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of these litigation matters, we cannot assure you that we will ultimately prevail or receive the judgments that we seek. We may not be able to obtain licensing agreements from these companies on terms favorable to us, if at all. In addition, we may be required to pay substantial monetary damages as a result of claims these companies have brought against us which could materially and adversely affect our business, financial condition and operating results.

LITIGATION EFFORTS RELATED TO OUR LICENSING PROGRAM ARE EXPECTED TO BE COSTLY AND MAY NOT ACHIEVE OUR OBJECTIVES.

    Litigation such as our suits with 3Com, U.S. Robotics, Agere and Lucent can take years to resolve and can be expensive to pursue or defend. We currently expect our intellectual property litigation costs to be approximately $3.5 million on an annual basis. In addition, the allegations and claims involved in these lawsuits, even if ultimately resolved in our favor, could be time consuming to litigate and divert management attention. We may not ultimately prevail in these matters or receive the judgments that we seek. We could also face substantial monetary damages as a result of claims others bring against us. In addition, courts' decisions on current pending and future motions could have the effect of determining the ultimate outcome of the litigation prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses in the future. Accordingly, an adverse judgment could seriously harm our business, financial position and operating results and cause our stock price to decline substantially.

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

                        RISKS RELATED TO OUR COMMON STOCK

THE TRADING PRICE OF OUR STOCK PRICE MAY BE VOLATILE BASED ON A NUMBER OF FACTORS, SOME OF WHICH ARE NOT IN OUR CONTROL.

    The trading price of our common stock has been highly volatile. The common stock price has fluctuated from a low of $8.15 to a high of $14.22 over the last twelve months. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

    o   actual or anticipated variations in quarterly operating results,

    o   outcome of ongoing intellectual property related litigations,

    o   announcements of technological innovations,

    o   new products or services offered by us or our competitors,

    o   changes in financial estimates by securities analysts,

    o   conditions or trends in our industry,

    o our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

    o   additions or departures of key personnel,

    o   mergers and acquisitions, and

    o   sales of common stock by our stockholders or us.

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

PCTEL, INC.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks. We manage the sensitivity of our results of operations to credit risks and interest rate risk by maintaining a conservative investment portfolio, which is comprised solely of, highly rated, short-term investments. We have investments in both fixed rate and floating rate interest earning instruments. Fixed rate securities may have their fair market value adversely impacted based on the duration of such investments if interest rates rise, while floating rate securities and the reinvestment of funds from matured fixed rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better, and money market funds. We have accumulated a $11,000 and $26,000 unrealized holding gain as of March 31, 2004 and December 31, 2003, respectively. A hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at March 31, 2004.

    We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating all transactions in U.S. dollars. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the three months ended March 31, 2004. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuation gains for the three months ended March 31, 2004 and year ended December 31, 2003 was $67,000 and $65,000, respectively.

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

PCTEL, INC.

PART II.  OTHER INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2004

ITEM 1   LEGAL PROCEEDINGS

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

    Trial of this matter had been set for January 12, 2004, however, the trial date was vacated in light of the amended complaint filed by Fraser following his motion for leave to amend heard on December 9, 2003. The Company intends to re-file its Motion for Summary Judgment or, alternatively, Summary Adjudication, against Fraser. Trial is now scheduled for September 20, 2004. We believe that we have meritorious defenses and intend to vigorously defend the action. Because the action is still in its early stages, we are not able to predict the outcome at this time.

Litigation with U.S. Robotics

    On May 23, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against U.S. Robotics Corporation claiming that U.S. Robotics has infringed one of our patents. U.S. Robotics filed its answer and counterclaim asking for a declaratory judgment that the claims of the patent are invalid and not infringed. This case has been consolidated for claims construction discovery with the litigation against 3Com Corporation, and Agere Systems and Lucent Technologies. Claims construction discovery under the Patent Local Rules is underway, and a status conference is set for May 11, 2004. No trial date has been set. We believe we have meritorious claims and defenses. However, because the action is still in its early stages, we are not able to predict the outcome at this time.

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

Litigation with Agere and Lucent

    On May 23, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of our patents and that Lucent was infringing three of our patents. Agere and Lucent filed their answers to our complaint. Agere filed a counterclaim asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere. We filed our reply to Agere's counterclaim in August 2003. This case has been consolidated for claims construction discovery with the litigation against U.S. Robotics Corporation and 3Com Corporation. Claims construction discovery under the Patent Local Rules is underway, and a status conference is set for May 11, 2004. No trial date has been set. We believe we have meritorious claims and defenses. However, because the action is still in its early stages, we are not able to predict the outcome at this time.

Litigation with 3Com

    In March 2003, each of 3Com Corporation and the Company filed a patent infringement lawsuit against the other. The suits are pending in the U.S. District Court for the Northern District of California. Our lawsuit alleges infringement of one of our patents and asks for a declaratory judgment that certain 3Com patents are invalid and not infringed by the Company. 3Com is alleging that our HSP modem products infringed certain 3Com patents and asks for a declaratory judgment that our patent is invalid and not infringed by 3Com. No trial date has been set. The case has been consolidated for claims construction discovery with the litigation against U.S. Robotics Corporation, Agere Systems and Lucent Technologies. Claims construction discovery under the Patent Local Rules is underway, and a status conference is set for May 11, 2004. We believe we have meritorious claims and defenses. However, because the action is still in its early stages, we are not able to predict the outcome at this time.

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

ITEM 2 CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

    The following table provides the activity of our repurchase program during the three months ended March 31, 2004:

                                                                                      TOTAL NUMBER        MAXIMUM NUMBER OF
                                                                   AVERAGE         OF SHARES PURCHASED    SHARES THAT MAY
                                            TOTAL NUMBER OF       PRICE PAID       AS PART OF PUBLICLY    YET BE PURCHASED
                                            SHARES PURCHASED       PER SHARE        ANNOUNCED PROGRAM     UNDER THE PROGRAM
                                            ----------------    ---------------    -------------------    -----------------
JANUARY 1, 2004 -- JANUARY 31, 2004                       --                 --                     --             961,400
FEBRUARY 1, 2004 -- FEBRUARY 29, 2004                     --                 --                     --             961,400
MARCH 1, 2004 -- MARCH 31, 2004                           --                 --                     --             961,400
                                            ----------------    ---------------    -------------------    ----------------
                                                          --                 --                     --
                                            ================    ===============    ===================

ITEM 5 OTHER INFORMATION

      (a) Other information.

    In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (Act), we are required to disclose the non-audit services approved by our audit committee to be performed by PricewaterhouseCoopers LLP (PwC), our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of a Company. Our audit committee has approved the engagement of PwC for non-audit services in 2004 relating to, acquisition due diligence, liquidation of subsidiaries, tax consultation, and testing of our internal controls.

    (b) Changes to nomination procedures.

    There have been no material changes to the procedure by which security holders may recommend nominees to our board of directors since we last disclosed such procedures.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT
NUMBER                                                           DESCRIPTION
-------       ---------------------------------------------------------------------------------------------------------------
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

(b) Reports on Form 8-K:

We furnished a report on Form 8-K dated February 5, 2004 announcing our financial results fourth fiscal quarter and its fiscal year ended December 31, 2003. Such report was "furnished" but not "filed" with the SEC.

We filed a report on Form 8-K dated January 2, 2004 announcing our acquisition of MAXRAD, Inc.

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

                                            PCTEL, Inc.
                                            A Delaware Corporation
                                            (Registrant)

                                                   /s/ MARTIN H. SINGER
                                            ------------------------------------
                                                       Martin H. Singer
                                                  Chairman of the Board and
                                                   Chief Executive Officer

Date: May 10, 2004