Form 10-Q/A
period 2004-03-31
PC TEL INC
filed 2004-05-14
CIK 1057083

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                   Form 10-Q/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

This Form 10-Q/A is being filed for the sole purpose of correcting a typographical error that appeared in our Form 10-Q filed on May 10, 2004, in
Part I. Financial Information, Item 1. Financial Statements under the heading "Industry Segment, Customer and Geographic Information." The results of operations by segment table for the three months ended March 31, 2003 that appeared under this heading included amounts under the column heading "Elimination" that should have been included under the column heading "Modems."

================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                   PCTEL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (UNAUDITED, IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                   MARCH 31,   DECEMBER 31,
                                                                                     2004          2003
                                                                                 -----------  -----------
                                                   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                     $    95,996    $  106,007
   Restricted cash                                                                       278           278
   Short-term investments                                                             11,156        19,177
   Accounts receivable, net of allowance for doubtful accounts of                      5,792         3,630
        $153 and $50, respectively
   Inventories, net                                                                    3,082         1,267
   Prepaid expenses and other assets                                                   3,207         1,929
                                                                                 -----------    ----------
       Total current assets                                                          119,511       132,288
PROPERTY AND EQUIPMENT, net                                                            4,572         1,197
GOODWILL                                                                              11,335         5,561
OTHER INTANGIBLE ASSETS, net                                                          10,329         4,140
OTHER ASSETS                                                                              60            55
                                                                                 -----------    ----------
TOTAL ASSETS                                                                     $   145,807    $  143,241
                                                                                 ===========    ==========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                              $       859    $      333
   Accrued royalties                                                                   3,213         3,208
   Income taxes payable                                                                5,456         7,359
   Deferred revenue                                                                    2,370         2,960
   Accrued liabilities                                                                 6,507         5,739
                                                                                 -----------    ----------
       Total current liabilities                                                      18,405        19,599
   Long-term liabilities                                                                 736           736
                                                                                 -----------    ----------
       Total liabilities                                                              19,141        20,335
                                                                                 -----------    ----------
STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value, 100,000,000 shares authorized, 20,816,095 and
     20,145,824 issued and outstanding at March 31, 2004 and
     December 31, 2003, respectively                                                      21            20
   Additional paid-in capital                                                        162,146       155,548
   Deferred stock compensation                                                        (4,910)       (2,552)
   Accumulated deficit                                                               (30,669)      (30,201)
   Accumulated other comprehensive income                                                 78            91
                                                                                 -----------    ----------
       Total stockholders' equity                                                    126,666       122,906
                                                                                 -----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $   145,807    $  143,241
                                                                                 ===========    ==========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   PCTEL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                   2004          2003
                                                               --------      --------
REVENUES                                                       $ 10,690      $ 13,082
COST OF REVENUES                                                  3,769         7,907
INVENTORY RECOVERY                                                   --        (1,348)
                                                               --------      --------
GROSS PROFIT                                                      6,921         6,523
                                                               --------      --------
OPERATING EXPENSES:
   Research and development                                       2,030         2,118
   Sales and marketing                                            2,934         2,261
   General and administrative                                     3,176         1,852
   Amortization of other intangible assets                          711            99
   Acquired in-process research and development                      --         1,100
   Restructuring charges                                            (51)          155
   Gain on sale of assets and related royalties                    (500)           --
   Amortization of deferred compensation                            310           299
                                                               --------      --------
       Total operating expenses                                   8,610         7,884
                                                               --------      --------
LOSS FROM OPERATIONS                                             (1,689)       (1,361)
OTHER INCOME, NET                                                   239           495
                                                               --------      --------
LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                 (1,450)         (866)
PROVISION (BENEFIT) FOR INCOME TAXES                               (982)           64
                                                               --------      --------
NET LOSS                                                       $   (468)     $   (930)
                                                               ========      ========
Basic earnings (loss) per share                                $  (0.02)     $  (0.05)
Shares used in computing basic earnings (loss) per share         19,901        19,238
Diluted earnings (loss) per share                              $  (0.02)     $  (0.05)
Shares used in computing diluted earnings (loss) per share       19,901        19,238


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   PCTEL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  ------------------------
                                                                     2004           2003
                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                         $    (468)     $    (930)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                      939            400
     In-process research and development                                 --          1,100
     Gain (loss) on disposal/sale of fixed assets                        --            (12)
     Recovery of allowance for doubtful accounts                         --           (127)
     Amortization of deferred compensation                              310            299
 Changes in operating assets and liabilities:
     Decrease in accounts receivable                                    322          1,092
     (Increase) decrease in inventories                                  33           (772)
     (Increase) decrease in prepaid expenses and other assets        (1,147)           744
     Increase (decrease) in accounts payable                           (182)           996
     (Decrease) in accrued royalties                                     (4)          (128)
     (Decrease) in income taxes payable                              (1,924)          (120)
     Increase (decrease) in deferred revenue                           (590)             4
     (Decrease) in accrued liabilities                               (1,022)           (73)
     Increase in long-term liabilities                                   --            273
     Tax benefit from stock option exercises                            433             --
                                                                  ---------      ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (3,300)         2,746
                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property and equipment                       (443)          (120)
 Proceeds on sale of property and equipment                               3            113
 Sales of available-for-sale investments                              8,006         15,049
 Purchase of assets/business, net of cash acquired                  (17,777)       (10,762)
                                                                  ---------      ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (10,211)         4,280
                                                                  ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                               3,498            865
 Payments for repurchase of common stock                                 --         (3,361)
                                                                  ---------      ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   3,498         (2,496)
                                                                  ---------      ---------

Net increase (decrease) in cash and cash equivalents                (10,013)         4,530
Cumulative translation adjustment                                         2             (3)
Cash and cash equivalents, beginning of period                      106,007         52,986
                                                                  ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  95,996      $  57,513
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

INVENTORIES

      Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories at March 31, 2004 and December 31, 2003 consist of the following (in thousands):

                     MARCH 31,    DECEMBER 31,
                       2004         2003
                      -------      -------
Raw Materials         $   572      $   780
Work in process            64            5
Sub assemblies            578          527
Finished Goods          2,033           10
                      -------      -------
Sub-total             $ 3,247      $ 1,322
                      -------      -------
Allowance                (165)         (55)
                      -------      -------
Total inventories     $ 3,082      $ 1,267
                      -------      -------

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

      The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 2004 and 2003, respectively (in thousands, except per share data):

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              -----------------------
                                                                                2004          2003
                                                                                ----          ----

                                                                          (UNAUDITED)
Numerator:
Net loss                                                                      $   (468)     $   (930)
                                                                              ========      ========
Denominator:
Basic earnings (loss) per share:

  Weighted average common shares outstanding                                    20,532        19,833
  Less:  Weighted average shares subject to repurchase                            (631)         (595)
                                                                              --------      --------
  Weighted average common shares outstanding                                    19,901        19,238
                                                                              --------      --------
Basic earnings (loss) per share                                               $  (0.02)     $  (0.05)
                                                                              ========      ========
Diluted earnings (loss) per share:
  Weighted average common shares outstanding                                    19,901        19,238
  Weighted average shares subject to repurchase                                     -*            -*
  Weighted average common stock option grants                                       -*            -*
                                                                              --------      --------
  Weighted average common shares and common stock equivalents outstanding       19,901        19,238
                                                                              --------      --------
Diluted earnings (loss) per share                                             $  (0.02)     $  (0.05)
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

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    ------------------------
                                                                       2004           2003
                                                                       ----           ----

Net loss -- as reported .......................................     $    (468)     $    (930)
Add: Stock-based employee compensation ........................           310            299
Expense included in reported net loss
Deduct: Stock-based employee compensation expense determined
 under fair value based method for all awards..................         1,489            782
Net loss --as adjusted ........................................     $  (1,647)     $  (1,413)
Net (loss) income per share--basic as reported ................     $   (0.02)     $   (0.05)
Net (loss) income per share--basic as adjusted ................     $   (0.08)     $   (0.07)
Net (loss) income per share--diluted as reported ..............     $   (0.02)     $   (0.05)
Net (loss) income per share--diluted as adjusted ..............     $   (0.08)     $   (0.07)


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

    The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following assumptions:

                                STOCK OPTIONS       EMPLOYEE STOCK PURCHASE PLAN
                             --------------------   ----------------------------
                              2004         2003         2004         2003
                              ----         ----         ----         ----
Dividend yield                  None         None         None         None
Expected volatility               46%          55%          46%          55%
Risk-free interest rate          2.1%         2.4%         1.0%         1.1%
Expected life (in years)        3.07         2.75          0.5          0.5

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

      The results of operations by segment are as follows:

                                              SOFTWARE       TEST       ANTENNA  LICENSING       MODEMS   ELIMINATION  CONSOLIDATED
                                              --------       ----       -------  ---------       ------   -----------  ------------
Revenue, three months ended March 31, 2004     $ 1,118      $ 2,367     $ 5,112     $ 2,103                  $   (10)     $10,690
Gross Profit                                   $ 1,085      $ 1,616     $ 2,137     $ 2,086                  $    (3)     $ 6,921
Operating Expenses                                                                                                        $ 8,610
Operating (Loss)                                                                                                          $(1,689)


                                              SOFTWARE       TEST       ANTENNA  LICENSING       MODEMS   ELIMINATION  CONSOLIDATED
                                              --------       ----       -------  ---------       ------   -----------  ------------
Revenue, three months ended March 31, 2003      $  122       $  567              $ 1,913        $  10,480               $  13,082
Gross Profit                                    $  109       $  437              $ 1,913        $   4,064               $   6,523
Operating Expenses                                                                                                      $   7,884
Operating (Loss)                                                                                                        $  (1,361)

      The Company's chief operating decision maker (CEO) uses only the above measures in deciding how to allocate resources and assess performance among the segments.

      Our sales to customers outside of the United States, as a percent of total revenues, are as follows:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   ------------------
                                                      2004    2003
                                                      ----    ----
                                                      (UNAUDITED)
Taiwan                                                  2%     63%
China                                                  -%      21%
Japan                                                   1%      2%
Rest of Asia                                            2%      2%
Europe                                                 10%     -%
Central and Latin America                               6%     -%
Canada                                                  5%     -%
                                                       --      --
Total                                                  26%     88%
                                                       ==      ==

      Sales to our major customers representing greater than 10% of total revenues are as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
              CUSTOMER                                 2004   2003
--------------------------------------------------     ----     --
                                                        (UNAUDITED)
Askey                                                  -%       21%
Lite-on Technology (GVC)                               -%       22%
Prewell                                                -%       21%
                                                       ----     --
 Total                                                 -%       64%
                                                       ====     ==


COMPREHENSIVE INCOME

      The following table provides the calculation of other comprehensive income for the three months ended March 31, 2004 and 2003 (in thousands):

                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                     --------------------
                                                                                      2004         2003
                                                                                      ----         ----
                                                                                          (UNAUDITED)
Net loss                                                                             $  (468)     $  (930)
Other comprehensive income:
  Unrealized gains (loss) on available-for-sale securities                               (15)        (121)
Cumulative translation adjustment                                                          2           (3)
                                                                                     -------      -------
Comprehensive income (loss)                                                          $  (481)     $(1,054)
                                                                                     =======      =======

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

      The unaudited pro forma effect of the financial results of PCTEL as if the acquisition had taken place on January 1, 2003 is as follows:

                                                           THREE MONTHS ENDED
                                                            MARCH 31, 2003
                                                            --------------
REVENUES                                                       $ 17,187
LOSS FROM OPERATIONS                                               (464)
NET LOSS                                                       $   (535)
                                                               ========
Basic earnings (loss) per share                                $  (0.03)
Shares used in computing basic earnings (loss) per share         19,238
Diluted earnings (loss) per share                              $  (0.03)
Shares used in computing diluted earnings (loss) per share       19,238


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

      The changes in the carrying amount of goodwill and other intangible assets as of March 31, 2004 were as follows (in thousands):

                                                       GOODWILL, NET
                                                       -------------
Balance at December 31, 2003                            $    5,561
  Goodwill from the acquisition of MAXRAD                    5,774
                                                        ----------
Balance at March 31, 2004                               $   11,335
                                                        ==========


           INTANGIBLE ASSETS              MARCH 31, 2004    DECEMBER 31, 2003
           -----------------              --------------    -----------------
Developed technology-cyberPIXIE             $     452          $     452
Other intangible assets-DTI                     4,600              4,600
Patents                                           300                300
Other intangible assets-MAXRAD                  5,500                 --
Trademark-MAXRAD                                1,400                 --
                                            ---------          ---------
                                            $  12,252          $   5,352
                                            =========          =========
Less: Accumulated amortization              $  (1,923)         $  (1,212)
                                            =========          =========
Net intangible assets                       $  10,329          $   4,140
                                            =========          =========


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

                                                   ACCRUAL                                        ACCRUAL
                                                 BALANCE AT                                     BALANCE AT
                                                DECEMBER 31,      RESTRUCTURING                  MARCH 31,
                                                    2003             CHARGES        PAYMENTS       2004
                                                    ----             -------        --------       ----
Severance and employment related costs            $    633           $  (101)        $  291      $    241
Costs for closure of excess facilities                 977                50              1         1,026
                                                  --------           -------         ------      --------
                                                  $  1,610           $   (51)        $  292      $  1,267
                                                  ========           =======         ======      ========
Amount included in long-term liabilities                                                         $    648
                                                                                                 ========
Amount included in short-term liabilities                                                        $    619
                                                                                                 ========

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

                                         PCTEL, Inc.
                                         A Delaware Corporation
                                         (Registrant)

                                         /s/ MARTIN H. SINGER
                                         --------------------
                                         Martin H. Singer
                                         Chairman of the Board and
                                         Chief Executive Officer

Date: May 14, 2004