Form 10-Q
period 2004-06-30
PC TEL INC
filed 2004-08-09
CIK 1057083

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

                  For the quarterly period ended June 30, 2004

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

                                 ---------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

As of August 2, 2004, there were 20,868,414 shares of the Registrant's Common Stock outstanding.

================================================================================

                                   PCTEL, INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004

                                                                                     PAGE
                                                                                     ----
PART I.  FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS
         CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
         as of June 30, 2004 and December 31, 2003                                     3
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         for the three and six months ended June 30, 2004 and 2003                     4
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
         for the three and six months ended June 30, 2004 and 2003                     5
         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)          6
ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                        13
ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                   32
ITEM 4   CONTROLS AND PROCEDURES                                                      32
PART II. OTHER INFORMATION                                                            33
ITEM 1   LEGAL PROCEEDINGS                                                            33
ITEM 2   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
         SECURITIES                                                                   34
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          34
ITEM 5   OTHER INFORMATION                                                            35
ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                             35

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                   PCTEL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (UNAUDITED, IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                    JUNE 30,     DECEMBER 31,
                                                                                     2004            2003
                                                                                   ---------    --------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                       $ 101,451    $      106,007
   Restricted cash                                                                       278               278
   Short-term investments                                                              1,861            19,177
   Accounts receivable, net of allowance for doubtful accounts of                      7,403             3,630
        $153 and $50, respectively
   Inventories, net                                                                    3,367             1,267
   Prepaid expenses and other assets                                                   3,491             1,929
                                                                                   ---------    --------------
       Total current assets                                                          117,851           132,288
PROPERTY AND EQUIPMENT, net                                                            4,528             1,197
GOODWILL                                                                              11,662             5,561
OTHER INTANGIBLE ASSETS, net                                                           9,618             4,140
OTHER ASSETS                                                                              70                55
                                                                                   ---------    --------------
TOTAL ASSETS                                                                       $ 143,729    $      143,241
                                                                                   =========    ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                $   1,613    $          333
   Accrued royalties                                                                   3,213             3,208
   Income taxes payable                                                                5,456             7,359
   Deferred revenue                                                                    1,832             2,960
   Accrued liabilities                                                                 5,333             5,739
                                                                                   ---------    --------------
       Total current liabilities                                                      17,447            19,599
   Long-term liabilities                                                                 366               736
                                                                                   ---------    --------------
       Total liabilities                                                              17,813            20,335
                                                                                   ---------    --------------
STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value, 100,000,000 shares authorized, 20,827,414 and
     20,145,824 issued and outstanding at June 30, 2004
     and December 31, 2003, respectively                                                  21                20
   Additional paid-in capital                                                        161,842           155,548
   Deferred stock compensation                                                        (4,629)           (2,552)
   Accumulated deficit                                                               (31,377)          (30,201)
   Accumulated other comprehensive income                                                 59                91
                                                                                   ---------    --------------
       Total stockholders' equity                                                    125,916           122,906
                                                                                   ---------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 143,729    $      143,241
                                                                                   =========    ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                   PCTEL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                  JUNE 30,                 JUNE 30,
                                                             --------------------    --------------------
                                                               2004        2003        2004        2003
                                                             --------    --------    --------    --------
REVENUES                                                     $ 11,498    $ 10,176    $ 22,188    $ 23,258
COST OF REVENUES                                                4,233       4,210       8,002      12,117
                                                             --------    --------    --------    --------
INVENTORY RECOVERY                                                 --        (452)         --      (1,800)
                                                             --------    --------    --------    --------
GROSS PROFIT                                                    7,265       6,418      14,186      12,941
                                                             --------    --------    --------    --------
OPERATING EXPENSES:
      Research and development                                  2,127       2,183       4,158       4,301
      Sales and marketing                                       2,536       1,892       5,470       4,154
      General and administrative                                3,223       2,800       6,398       4,651
      Amortization of other intangible assets                     711         339       1,422         438
      Acquired in-process research and development                 --          --          --       1,100
      Restructuring charges (credits)                              (8)      2,496         (59)      2,651
      Gain on sale of assets and related royalties               (500)     (4,332)     (1,000)     (4,332)
      Amortization of deferred compensation                       345         241         655         540
                                                             --------    --------    --------    --------
           Total operating expenses                             8,434       5,619      17,044      13,503
                                                             --------    --------    --------    --------
INCOME (LOSS) FROM OPERATIONS                                  (1,169)        799      (2,858)       (562)
OTHER INCOME, NET                                                 271         334         510         829
                                                             --------    --------    --------    --------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES        (898)      1,133      (2,348)        267
PROVISION (BENEFIT) FOR INCOME TAXES                             (190)         29      (1,172)         93
                                                             --------    --------    --------    --------
NET INCOME (LOSS)                                            $   (708)   $  1,104    $ (1,176)   $    174
                                                             ========    ========    ========    ========
Basic earnings (loss) per share                              $  (0.03)   $   0.06    $  (0.06)   $   0.01
Shares used in computing basic earnings (loss) per share       20,259      19,469      20,074      19,733
Diluted earnings (loss) per share                            $  (0.03)   $   0.05    $  (0.06)   $   0.01
Shares used in computing diluted earnings (loss) per share     20,259      20,807      20,074      20,635


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                   PCTEL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                --------------------------
                                                                    2004           2003
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                              $    (1,176)   $       174
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                    1,918            967
     In-process research and development                                 --          1,100
     Loss on disposal/sale of fixed assets                               --            616
     Gain on sale of assets and related royalties                        --         (4,332)
     Extended vesting of stock options                                   --             93
     Recovery of allowance for doubtful accounts                         --           (368)
     Recovery of excess and obsolete inventories                         --          1,800
     Amortization of deferred compensation                              655            540
 Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                      (1,289)         1,547
     (Increase) in inventories                                         (357)        (1,068)
      Decrease in inventory provision                                    37             --
     (Increase) decrease in prepaid expenses and other assets        (1,441)         4,388
     Increase (decrease) in accounts payable                            572           (941)
     (Decrease) in accrued royalties                                     (4)          (376)
     (Decrease) in income taxes payable                              (1,924)          (108)
     Increase (decrease) in deferred revenue                         (1,128)             4
     (Decrease) in accrued liabilities                                 (847)          (184)
     Increase (decrease) in long-term liabilities                       (13)           956
     Tax benefit from stock option exercises                            591             --
                                                                -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (4,406)         4,808
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property and equipment                       (676)          (525)
 Proceeds on sale of property and equipment                               3            153
 Proceeds on sale of assets and related royalties                        --          6,743
 Sales of available-for-sale investments                             17,290         35,597
 Purchase of assets/business, net of cash acquired                  (18,193)       (10,762)
 Additional purchase price consideration                             (1,540)            --
                                                                -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  (3,116)        31,206
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                               4,802          5,749
 Payments for repurchase of common stock                             (1,830)        (3,551)
                                                                -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             2,972          2,198
                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents                 (4,550)        38,212
Cumulative translation adjustment                                        (6)            (3)
Cash and cash equivalents, beginning of period                      106,007         52,986
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   101,451    $    91,195
                                                                ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

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

    The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for future periods or the year ending December 31, 2004.

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

INVENTORIES

    Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories at June 30, 2004 and December 31, 2003, respectively, consist of the following (in thousands):

                                                    JUNE 30,     DECEMBER 31,
                                                     2004            2003
                                                   ---------    --------------
                Raw Materials and Sub Assemblies   $   2,667    $        1,307
                Work in process                          129                 5
                Finished Goods                           680                10
                                                   ---------    --------------
                Sub-total                          $   3,476    $        1,322
                                                   ---------    --------------
                Allowance                               (109)              (55)
                                                   ---------    --------------
                Total inventories                  $   3,367    $        1,267
                                                   ---------    --------------

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

    The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003, respectively (in thousands, except per share data):

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                             ------------------------    ------------------------
                                                                2004          2003          2004          2003
                                                             ----------    ----------    ----------    ----------
                                                                    (UNAUDITED)                (UNAUDITED)
Numerator:
Net income (loss)                                            $     (708)   $    1,104    $   (1,176)   $      174
                                                             ==========    ==========    ==========    ==========
Denominator:
Basic earnings (loss) per share:
      Weighted average common shares outstanding                 20,894        19,854        20,709        20,118
      Less:  Weighted average shares subject to repurchase         (635)         (385)         (635)         (385)
                                                             ----------    ----------    ----------    ----------
     Weighted average common shares outstanding                  20,259        19,469        20,074        19,733
                                                             ----------    ----------    ----------    ----------
Basic earnings (loss) per share                              $    (0.03)   $     0.06    $    (0.06)   $     0.01
                                                             ==========    ==========    ==========    ==========
Diluted earnings (loss) per share:
     Weighted average common shares outstanding                  20,259        19,469        20,074        19,733
     Weighted average shares subject to repurchase                   --*          385            --*          385
     Weighted average common stock option grants                     --*          953            --*          517
                                                             ----------    ----------    ----------    ----------
     Weighted average common shares and common
      equivalents outstanding                                    20,259        20,807        20,074        20,635
                                                             ----------    ----------    ----------    ----------

Diluted earnings (loss) per share                            $    (0.03)   $     0.05    $    (0.06)   $     0.01
                                                             ==========    ==========    ==========    ==========

* These amounts have been excluded since the effect is anti-dilutive.

STOCK-BASED COMPENSATION

    We account for stock option plans using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of our stock at the date of the grant over the amount that must be paid to acquire the Stock. SFAS No. 123, "Accounting for Stock-Based Compensation", issued subsequent to APB No. 25 - and amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", defines a fair value based method of accounting for employee stock options, but allows companies to continue to measure compensation cost for employees using the intrinsic value method of APB No. 25. The following table illustrates the pro forma information regarding net income (loss) and net income (loss) per share as if we recorded compensation expense based on the fair value of stock-based awards in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" for the three and six months ended June 30, 2004 and 2003, respectively (in thousands, except per share data):

                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                         JUNE 30,                  JUNE 30,
                                                                   ----------------------   ----------------------
                                                                      2004         2003        2004         2003
                                                                   ---------    ---------   ---------    ---------
Net (loss) income--as reported                                     $    (708)   $   1,104   $  (1,176)   $     174
Add: Stock-based employee compensation expense included in
reported net income                                                      345          241         655          540
Deduct (add): Stock-based employee compensation expense (income)
determined under fair value based method for all awards                2,164         (449)      3,962          619
                                                                   ---------    ---------   ---------    ---------
                                                                      (2,527)       1,794      (4,483)          95
                                                                   =========    =========   =========    =========
Net (loss) income--as adjusted                                     $  (2,538)   $    (128)  $  (4,560)   $  (2,383)
                                                                   =========    =========   =========    =========
Net (loss) income per share--basic as reported                     $   (0.03)   $    0.06   $   (0.06)   $    0.01
                                                                   =========    =========   =========    =========
Net (loss) income per share--basic as adjusted                     $   (0.12)   $    0.09   $   (0.22)   $    0.00
                                                                   =========    =========   =========    =========
Net (loss) income per share--diluted as reported                   $   (0.03)   $    0.05   $   (0.06)   $    0.01
                                                                   =========    =========   =========    =========
Net (loss) income per share--diluted as adjusted                   $   (0.12)   $    0.09   $   (0.22)   $    0.00
                                                                   =========    =========   =========    =========

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

    We calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following assumptions:

                                      STOCK OPTIONS                EMPLOYEE STOCK PURCHASE PLAN
                                 -----------------------           ----------------------------
                                  2004             2003             2004                  2003
                                 ------           ------           ------                ------
Dividend yield                     None             None            None                  None
Expected volatility                  46%              60%             46%                   60%
Risk-free interest rate             2.1%             1.5%            1.7%                  1.0%
Expected life (in years)           3.06             2.75             0.5                   0.5

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

INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

    In 2003 we operated as a single segment. In January 2004 we began operating in four distinct segments. They are Mobility Solutions (previously software), RF Solutions (previously test), MAXRAD Product (previously antenna), and the Licensing segment. In 2003, we also had a modem product line which it sold to Conexant in May of that year.

    Our chief operating decision maker (CEO) uses only the above measures in deciding how to allocate resources and assess performance among the segments.

    The results of operations by segment are as follows:

                                          MOBILITY      RF      MAXRAD
                                          SOLUTIONS  SOLUTIONS  PRODUCT   LICENSING   MODEMS  ELIMINATION  CONSOLIDATED
                                          ---------  --------- --------   ---------   ------  -----------  ------------
Revenue, three months ended June 30, 2004 $  1,783   $  2,540  $  5,828    $ 1,357    $   --    $ (10)      $  11,498
                                                                                                            =========
Gross Profit                              $  1,745   $  1,726  $  2,441    $ 1,355    $   --    $  (2)      $   7,265
Operating Expenses                                                                                          $   8,434
                                                                                                            ---------
Operating (Loss)                                                                                            $  (1,169)
                                                                                                            =========

                                          MOBILITY      RF      MAXRAD
                                          SOLUTIONS  SOLUTIONS  PRODUCT   LICENSING   MODEMS  ELIMINATION  CONSOLIDATED
                                          ---------  --------- --------   ---------   ------  -----------  ------------
Revenue, three months ended June 30, 2003 $  370     $ 1,892   $    --     $ 607      $7,307    $    --     $  10,176
                                                                                                            =========
Gross Profit                              $  366     $ 1,255   $    --     $ 607      $4,190    $    --     $   6,418
Operating Expenses                                                                                          $   5,619
                                                                                                            ---------
Operating Income                                                                                            $     799
                                                                                                            =========

                                          MOBILITY      RF      MAXRAD
                                          SOLUTIONS  SOLUTIONS  PRODUCT   LICENSING   MODEMS  ELIMINATION  CONSOLIDATED
                                          ---------  --------- --------   ---------   ------  -----------  ------------
Revenue, six months ended June 30, 2004   $  2,902   $  4,907  $ 10,941    $ 3,459    $   --    $ (21)      $  22,188
                                                                                                            =========
Gross Profit                              $  2,831   $  3,342  $  4,578    $ 3,440    $   --    $  (5)      $  14,186
Operating Expenses                                                                                          $  17,044
                                                                                                            ---------
Operating (Loss)                                                                                            $  (2,858)
                                                                                                            =========

                                          MOBILITY      RF      MAXRAD
                                          SOLUTIONS  SOLUTIONS  PRODUCT   LICENSING   MODEMS  ELIMINATION  CONSOLIDATED
                                          ---------  --------- --------   ---------   ------  -----------  ------------
Revenue, six months ended June 30, 2003   $  492     $  2,459  $    --     $ 2,520    $17,787   $   --      $  23,258
                                                                                                            =========
Gross Profit                              $  475     $  1,692  $    --     $ 2,520    $ 8,254   $   --      $  12,941
Operating Expenses                                                                                          $  13,503
                                                                                                            ---------
Operating (Loss)                                                                                            $    (562)
                                                                                                            =========

    Our sales to customers outside of the United States, as a percent of total revenues, are as follows:

                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                         JUNE 30,                    JUNE 30,
                                 ------------------------    ------------------------
                                    2004           2003         2004          2003
                                 ----------    ----------    ----------    ----------
                                       (UNAUDITED)                 (UNAUDITED)
     Taiwan                               3%           43%            2%           55%
     China                                1            18            --            21
     Japan                                1             4             1             3
     Rest of Asia                        --             5             1             3
     Europe                               5             4             7             5
     Central and Latin America            3            --             4            --
     Canada                               6            --             5            --
                                 ----------    ----------    ----------    ----------
     Total                               19%           74%           20%           87%
                                 ==========    ==========    ==========    ==========

    Sales to our major customers representing greater than 10% of total revenues are as follows:

                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                         JUNE 30,                    JUNE 30,
                                 ------------------------    ------------------------
CUSTOMER                            2004           2003         2004          2003
--------                         ----------    ----------    ----------    ----------
                                        (UNAUDITED)                 (UNAUDITED)
Askey                                    --%            8%           --%          17%
Prewell                                  --            16            --           20
ASEC                                     --            11            --            9
Tessco                                   10            --            --           --
Lite-On Technology (GVC)                 --            11            --           18
                                 ----------    ----------    ----------   ----------
 Total                                   10%           46%          --%           64%
                                 ==========    ==========    ==========   ==========

COMPREHENSIVE INCOME

    The following table provides the calculation of other comprehensive income for the three and six months ended June 30, 2004 and 2003 (in thousands):

                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           JUNE 30,                      JUNE 30,
                                                                   -----------------------        ---------------------
                                                                     2004           2003           2004          2003
                                                                   ---------      --------        -------       -------
                                                                         (UNAUDITED)                  (UNAUDITED)
Net income (loss)                                                  $   (708)      $  1,104        $(1,176)      $   174
                                                                   =========      ========        ========      =======
Other comprehensive income:
     Unrealized gains (loss) on available-for-sale securities           (11)           (47)           (26)         (168)
     Cumulative translation adjustment                                   (8)             -             (6)           (3)
                                                                   ---------      --------        -------       -------
Comprehensive income (loss)                                        $   (727)      $  1,057        $(1,208)      $     3
                                                                   =========      ========        ========      =======

RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the Financial Accounting Standards Board issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), "Consolidation of Variable Interest

Entities." FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. We do not have any variable interest entities. Adoption of this standard did not have an impact on our financial position, results of operations, or cash flows.

     In March 2004, Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share". EITF 03-6clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share. The consensus reached by the Task Force in this Issue are effective for reporting periods beginning after March 31, 2004. We do not have any participating securities as defined under EITF 03-
6. This statement did not have any impact on our financial position, results of operations, or cash flows.

3. ACQUISITION

    On January 2, 2004, we completed our acquisition of MAXRAD, Inc. MAXRAD is a manufacturer of wireless communications antennas for broadband wireless, in-building wireless and land mobile radio applications. In connection with the acquisition, we acquired all of the outstanding capital stock of MAXRAD.

    In exchange for the outstanding capital stock of MAXRAD, we paid $18.2 million, net of cash acquired of $2.4 million, out of our available working capital.

    The purchase price of $18.2 million in cash, of which $0.4 million was paid in April 2004, was allocated $5.5 million to net tangible assets acquired, $0.9 million to the covenant not to compete, $1.3 million to core technology, $3.2 million to customer lists, $1.4 million to trademarks and $0.1 million to other intangible assets, net, in the accompanying consolidated balance sheets. The $5.8 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill, which is deductible for tax purposes. We will amortize the covenant not to compete over two years and other intangible assets over an estimated useful life of six and eight years.

    The unaudited pro forma effect of the financial results of PCTEL as if the acquisition had taken place on January 1, 2003 is as follows:

                                                                      SIX MONTHS ENDED
                                                                        JUNE 30, 2003
                                                                      ----------------
REVENUES                                                                 $   32,012
INCOME FROM OPERATIONS                                                          454
NET INCOME                                                               $    1,175
                                                                         ==========
Basic earnings per share                                                 $     0.06
Shares used in computing basic earnings per share                            19,733
Diluted earnings per share                                               $     0.06
Shares used in computing diluted earnings per share                          20,635

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

    The changes in the carrying amount of goodwill and other intangible assets as of June 30, 2004 were as follows (in thousands):

                                                       GOODWILL, NET
                                                       -------------
Balance at December 31, 2003                            $    5,561
  Goodwill from the earn out of DTI                            241
  Goodwill from the acquisition of MAXRAD                    5,860
                                                        ----------
Balance at June 30, 2004                                $   11,662
                                                        ==========

        INTANGIBLE ASSETS                JUNE 30, 2004   DECEMBER 31, 2003   ASSIGNED LIFE
        -----------------                -------------   -----------------   -------------
Developed technology-cyberPIXIE             $     452        $     452        3 years
Other intangible assets-DTI                     4,600            4,600        2 to 4 years
Patents                                           300              300        15 years
Other intangible assets-MAXRAD                  5,500               --        1 to 6 years
Trademark-MAXRAD                                1,400               --        8 years
                                            ---------        ---------
                                            $  12,252        $   5,352
                                            =========        =========
Less: Accumulated amortization              $  (2,634)       $  (1,212)
                                            =========        =========
Net intangible assets                       $   9,618        $   4,140
                                            =========        =========

5. RESTRUCTURING CHARGES

2003 Restructuring

    In May 2003, we completed the sale of certain of our assets to Conexant relating to a component of PCTEL's HSP modem product line. As a result of the disposition, 29 employees were transferred to Conexant. An additional 26 employees, both foreign and domestic, were terminated along with the related facilities closures. The total restructuring aggregated $3.3 million consisting of severance and employment related costs of $1.7 million and costs related to closure of excess facilities as a result of the reduction in force of $1.6 million.

    As of June 30, 2004, approximately $1.7 million of termination compensation and related benefits had been paid to terminated employees and approximately $0.6 million of lease payments and related costs had been paid to the landlord for the excess facilities. As of June 30, 2004, the remaining accrual balance of $1.0 million restructuring will be paid monthly through January 2006. The following analysis sets forth the rollforward of this charge:

                                                  ACCRUAL                                         ACCRUAL
                                                BALANCE AT                                      BALANCE AT
                                                 MARCH 31,        RESTRUCTURING                  JUNE 30,
                                                    2004             CHARGES        PAYMENTS       2004
                                                -----------       -------------     --------    ----------
Severance and employment related costs           $    241            $   (16)        $  147      $     78
Costs for closure of excess facilities              1,026                  8             78           956
                                                 --------            -------         ------      --------
                                                 $  1,267            $    (8)        $  225      $  1,034
                                                 ========            =======         ======      ========
Amount included in long-term liabilities                                                         $    291
                                                                                                 ========
Amount included in short-term liabilities                                                        $    743
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

    As of June 30, 2004 and December 31, 2003, we accrued royalties of approximately $3.2 million. While management is unable to estimate the maximum amount of the range of possible settlements, it is possible that actual settlements could exceed the amounts accrued as of each date presented.

    As part of the acquisition of DTI there is an earn-out over two years if certain milestones are achieved. At our option, DTI could be paid in PCTEL stock or cash. For the year ended December 31, 2003, DTI earned $1.5 million cash payout that was paid on May 4, 2004. We are estimating the 2004 DTI earn-out to be $1.5 to $2.2 million.

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

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

    On March 19, 2002, plaintiff Ronald H. Fraser ("Fraser") filed a Complaint (the "Complaint") in Santa Clara County (California) Superior Court for breach of contract and declaratory relief against the Company, and for breach of contract, conversion, negligence and declaratory relief against the Company's transfer agent, Wells Fargo Bank Minnesota, N.A ("Wells Fargo"). The Complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering on April 14, 2000. Wells Fargo and the Company each have filed Answers to the Complaint. Each of Wells Fargo and the Company have filed Cross-complaints against the other for indemnity. On November 18, 2002, the parties conducted mediation but were unable to reach a settlement.

    Trial of this matter had been set for January 12, 2004; that date was vacated after Fraser was granted leave to file an amended complaint. The Company has filed another Motion for Summary Judgment or, alternatively, Summary Adjudication, against Fraser, which will be heard on August 12, 2004. Trial is scheduled for September 20, 2004. We believe that we have meritorious defenses and intend to vigorously defend the action. Because the action is still in its early stages, we are not able to predict the outcome at this time.

Litigation with U.S. Robotics

    On May 23, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against U.S. Robotics Corporation claiming that U.S. Robotics has infringed one of our patents. U.S. Robotics filed its answer and counterclaim asking for a declaratory judgment that the claims of the patent are invalid and not infringed. This case has been consolidated for claims construction discovery with the litigation against 3Com Corporation, and Agere Systems and Lucent Technologies. Claims construction discovery under the Patent Local Rules is underway. A hearing on the construction of the claims of the patent is scheduled for January 12, 2005. No trial date has been set. Although we believe we have meritorious claims and defenses, we cannot now predict or determine the outcome or resolution of this proceeding.

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

Litigation with Agere and Lucent

    On May 23, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of our patents and that Lucent was infringing three of our patents. Agere and Lucent filed their answers to our complaint. Agere filed a counterclaim asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere. We filed our reply to Agere's counterclaim in August 2003. This case has been consolidated for claims construction discovery with the litigation against U.S. Robotics Corporation and 3Com Corporation. Claims construction discovery under the Patent Local Rules is underway. A hearing on the construction of the claims of the patents is scheduled for January 12, 2005. No trial date has been set. Although we believe we have meritorious claims and defenses, we cannot now predict or determine the outcome or resolution of this proceeding.

Litigation with 3Com

    In March 2003, each of 3Com Corporation and the Company filed a patent infringement lawsuit against the other. The suits are pending in the U.S. District Court for the Northern District of California. Our lawsuit alleges infringement of one of our patents and asks for a declaratory judgment that certain 3Com patents are invalid and not infringed by the Company. 3Com is alleging that our HSP modem products infringed certain 3Com patents and asks for a declaratory judgment that our patent is invalid and not infringed by 3Com. No trial date has been set. The case has been consolidated for claims construction discovery with the litigation against U.S. Robotics Corporation, Agere Systems and Lucent Technologies. Claims construction discovery under the Patent Local Rules is underway. A hearing on the construction of the claims of PCTEL's patent is scheduled for January 12, 2005. A hearing on the construction of the claims of 3Com's patents is scheduled for March 9 and March 11, 2005. Although we believe we have meritorious claims and defenses, we cannot now predict or determine the outcome or resolution of this proceeding.

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

PCTEL, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward looking statements include, among others, those statements including the words, "may," "will," "plans," "seeks," "expects," "anticipates," "intends," "believes" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC. Factors that might cause future results to differ materially from those discussed in the forward looking statements include, but are not limited to, those discussed in "Factors Affecting Operating Results" and elsewhere in this Quarterly Report.

INTRODUCTION

    PCTEL, Inc. provides wireless connectivity products and test tools to cellular carriers, wireless Internet providers (WISP's), PC OEM's, and wireless equipment manufacturers. We bring together expertise in RF platform design, mobility software, and hardware to ensure wireless excellence. We simplify mobility, provide wireless intelligence, and enhance wireless performance. Additionally, we license both patented and proprietary access technology, principally related to analog modems, to modem solution providers.

    We completed a two-year transition from an analog modem company to a wireless company during 2003. There were five significant events in that transition, presented here in chronological order. The first was the acquisition of cyberPIXIE, Inc. in May 2002, which was the genesis of our Segue product line of Wi-Fi and cellular mobility software. This product line is developed and delivered by our Mobility Solutions Group. The second event was the exiting of the DSP based embedded modem product line in June 2002, and conversion of that technology to a licensing program. The third event was the acquisition of Dynamic Telecommunications, Inc. (DTI) in March 2003. The DTI product line of software defined radios measure and monitor cellular networks. This product line is developed and delivered by our RF Solutions Group. The fourth event was the sale of our HSP modem product line to Conexant in May of 2003. We sold the product line but retained operating agreements and its modem patent portfolio for licensing purposes. The fifth event was the acquisition of MAXRAD, Inc. in January 2004. The MAXRAD product line consists of wireless communications antennas for broadband wireless, in-building wireless and land mobile radio applications. This product line is developed and delivered by our MAXRAD Product Group. During our management discussion and analysis, the Mobility Solutions, RF Solutions and MAXRAD Product Groups' products are collectively referred to as wireless products, and the HSP modem and embedded modem products as modem products.

    We have an intellectual property portfolio consisting of over 130 U.S. patents and applications, primarily in analog modem technology and also has proprietary DSP based embedded modem technology. We have an active licensing program designed to monetize its intellectual property. Companies under license as of June 30, 2004, include Intel, Conexant, Broadcom, Silicon Laboratories, Texas Instruments, Smartlink and ESS Technologies. We have also asserted our patents and are currently litigating against 3Com, Agere, Lucent and U.S. Robotics, who are unlicensed and we believe are using our intellectual property. We collectively refer to revenue from our licensing program as royalty and licensing revenue, with the exception of Conexant. The sale of the HSP modem product line to Conexant and the signing of licensing agreement occurred simultaneously. Royalty payments received from Conexant are recorded as an offset to operating expenses as Gain on Sale of HSP Modem Products and Related Royalties.

    We are focused on growing revenue from its wireless products and maximizing the monetary value of its intellectual property. These are two key priorities for fiscal 2004. Growth in wireless product revenue is dependent both on gaining further revenue traction in our existing products as well as further acquisitions to support our wireless initiatives. Starting in the third quarter of fiscal 2003 all of our product revenue has been from its wireless products and licensing. There has not been enough history to evaluate whether there is significant seasonality in revenue between fiscal quarters for the wireless product portfolio taken as a whole. Licensing revenue is dependent on signing new license agreements and the success of our licensees in the marketplace. New licenses often contain up front payments pertaining to past royalty liability, or one time payments if the license is perpetual. That can make license revenue uneven between fiscal years as well as fiscal quarters.

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

REVENUE RECOGNITION

    We sell Wi-Fi and cellular mobility software, software defined radio products, antenna products, and license our modem technology through our licensing program. We record the sale of these products, including related maintenance, and the licensing of our intellectual property as revenue.

    We account for revenue from our Wi-Fi and cellular mobility software, including related maintenance rights, under SOP 97-2 Software Revenue Recognition. Where the software license is perpetual and vendor specific objective evidence can be established between the software license and any related maintenance rights, the software license revenue is recognized upon delivery of the software and the maintenance is recorded pro-rata over the life of the maintenance rights. Where part of the licensing agreement requires engineering services to customize software for the customer needs, the revenue for these services are recognized when the initial software license is delivered. Where the vendor specific objective evidence cannot be established, and the only undelivered item is maintenance, the software license revenue and related maintenance rights are combined and recognized pro-rata over the expected term of the maintenance rights. Where the software is sold on a fixed term license, the software license and maintenance revenue is recorded pro-rata over the fixed term.

    We record revenue for sales of our software defined radio products, when title transfers, persuasive evidence of an arrangement exists, price is fixed and determinable and collectibility is reasonably assured. We sell these products into both commercial and secure application government markets. Title for sales into the commercial market generally transfers upon shipment from our factory. Products that are sold into the secure application government market are generally designed to a unique specification. Title generally does not transfer until acceptance for the first units and then upon shipment thereafter.

    We record revenue for sales of our antenna products, when title transfers, which is generally upon shipment from our factory. In instances where we provide non-recurring engineering services to customers, we recognize revenue as the services are completed, using the percentage of completion basis of accounting in accordance with SAB 104-Revenue Recognition.

    We record intellectual property licensing revenue when it has a licensing agreement, the amount of related royalties is known for the accounting period reported and collectibility is reasonably certain. Knowledge of the royalty amount specific to an accounting period is either in the form of a royalty report specific to a quarter, a contractual fixed payment in the license agreement specific to a quarter, or the pro-rata amortization of a fixed payment related to multiple quarters over those quarters using the operating lease method. Where a license agreement provides for a fixed payment related to periods prior to the license effective date (the past) and volume-based royalties going forward, the fixed payment is recognized at the license effective date and the volume based royalties are recognized as royalty reports are received. Where the license provides for a fixed payment for the past and for a finite future period, to be followed by volume based royalties thereafter, the fixed payment is recorded under the operating lease method and recognized pro-rata from the effective date through the end of the period covered by the fixed payment. When a one-time license payment is made for a perpetual license, with no future obligations on behalf of us, revenue is recognized under the capitalized lease method upon the effective date.

INVENTORY WRITE-DOWNS AND RECOVERIES

    Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of June 30, 2004 and December 31, 2003 were composed of raw materials, subassemblies, finished goods and work-in-process. We regularly monitor inventory quantities on hand and, based on our current estimated requirements, it was determined that there was no excess inventory, not reserved, as of June 30, 2004 and December 31, 2003. Due to competitive pressures and technological innovation, we may have excess inventory in the future. Write-downs of inventories would have a negative impact on gross margin.

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

    As of June 30, 2004 and December 31, 2003, respectively, we had accrued royalties of approximately $3.2 million. However, the amounts accrued may be inadequate and we may be required to record additional expense if royalty payments are settled at a higher rate than expected. In addition, settlement arrangements may require royalties for past sales of the associated products.

STOCK-BASED COMPENSATION

    We account for our stock option plans using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of our stock at the date of the grant over the amount that must be paid to acquire the Stock. SFAS No. 123, "Accounting for Stock-Based Compensation", issued subsequent to APB No. 25 -- and amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", defines a fair value based method of accounting for employee stock options, but allows companies to continue to measure compensation cost for employees using the intrinsic value method of APB No. 25. We do not expense stock options, but expenses restricted stock grants. We record the issuance of restricted stock grants based on the fair value on the date of the grant and amortize the value over the life of the restriction using the straight-line method. As required by SFAS No. 123, we disclose the summary pro forma effects to reported income as if we had elected to recognize compensation expense based on the fair value of the stock based awards to our employees. The calculation of the fair value of these awards is determined using the Black- Scholes option pricing model. The highly subjective assumptions underlying this model include expected stock price volatility and expected option life.

GOODWILL AND IMPAIRMENT OF LONG LIVED ASSETS

    Effective January 1, 2002, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangibles," under which goodwill is no longer being amortized. Through a third party valuation firm we assess the need to record impairment losses on goodwill and long-lived assets used in operations when indicators of impairment are present such as a significant industry downturn, significant decline in the market value of the Company or significant reductions in projected future cash flows. At least annually, typically in the fourth quarter, we review the value and period of amortization or depreciation of long-lived assets. During this review, the significant assumptions used in determining the original cost of long-lived assets are reevaluated. We then determine whether there has been a permanent impairment of the value of long-lived assets by comparing future estimated undiscounted cash flows to the asset's carrying value. If the carrying value of the asset exceeds the estimated future undiscounted cash flows, a loss is recorded as the excess of the asset's carrying value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (All amounts in tables, other than percentages, are in thousands)

Revenues

                                            MOBILITY      RF       MAXRAD
                                            SOLUTIONS  SOLUTIONS   PRODUCT    LICENSING   MODEMS    ELIMINATION  CONSOLIDATED
                                            ---------  ---------   -------    ---------   ------    -----------  ------------
Revenue, three months ended
  June 30, 2004....................         $  1,783   $  2,540   $  5,828    $  1,357    $   --      $ (10)      $  11,498
% change from year ago period......            381.9%      34.2%        --%      123.6%       --%        --%           13.0%
Revenue, three months ended
  June 30, 2003....................         $    370   $  1,892   $     --    $    607    $7,307      $  --       $  10,176

Revenue, six months ended
  June 30, 2004....................        $  2,902    $  4,907    $ 10,941   $  3,459    $    --    $ (21)       $  22,188
% change from year ago period......           489.8%       99.6%         --%      37.3%        --%      --%            (4.6)%
Revenue, six months ended
  June 30, 2003....................        $    492    $  2,459    $     --   $  2,520    $17,787    $  --        $  23,258

    Revenue increased 13.0% in the three months ended June 30, 2004 compared to the same period in fiscal 2003. The significant increase in revenues in the Mobility Solutions segment is attributed to the accumulation of carrier contract wins as well as initial traction for our SoftAP products. The increase in the RF Solutions segment is due to carrier spending on tools that will assist them in making the transition to new technologies such as UMTS. The increase in the MAXRAD Product segment is due to the MAXRAD acquisition in January 2004. The increase in the Licensing segment reflects the addition of the Broadcom license announced in the fourth quarter of fiscal 2003, partially offset by reductions in older licensing contracts. The decrease in the Modem segment is attributed to the sale of the modem product line to Conexant in May 2003.

    Revenue decreased 4.6% in the six months ended June 30, 2004 compared to the same period in fiscal 2003. The decrease is primarily attributed to the sale of the modem product line to Conexant in May 2003, offset by the increase in revenue in other segments. The increase in the Mobility Solutions segment is attributed to the products in this segment being in early stage development in the first and second quarters of fiscal 2003. The increase in the RF Solutions segment is due to us not acquiring DTI until March 2003, which resulted in us owning the operations for just one full quarter in fiscal 2003 as compared to two full quarters in fiscal 2004. The increase in the MAXRAD Product segment is due to the MAXRAD acquisition in January 2004. The increase in the Licensing segment reflects the addition of the Broadcom license announced in the fourth quarter of fiscal 2003, partially offset by reductions in older licensing contracts.

Gross Profit

                                              MOBILITY      RF       MAXRAD
                                              SOLUTIONS  SOLUTIONS   PRODUCT    LICENSING   MODEMS    ELIMINATION  CONSOLIDATED
                                              ---------  ---------   -------    ---------   ------    -----------  ------------
Gross profit, three months ended
  June 30, 2004 ........................       $  1,745  $  1,726    $ 2,441    $  1,355    $   --     $  (2)       $  7,275
Percentage of revenue...................           97.9%     68.0%      41.9%       99.9%       --%       --%           63.2%
% change from year ago period...........                                                                                13.2%
Gross profit, three months ended
  June 30, 2003.........................       $    366  $  1,255    $    --    $    607    $4,190     $  --        $  6,418
Percentage of revenue...................           98.9%     66.3%        --%      100.0%     57.3%       --%           63.1%

Gross profit, six months ended
  June 30, 2004.........................       $  2,831  $  3,342    $ 4,578     $  3,440   $    --      $   (5)     $ 14,186
Percentage of revenue...................           97.6%     68.1%      41.8%        99.5%       --%         --%         63.9%
% change from year ago period...........                                                                                  9.6%
Gross profit, six months ended June
  30, 2003..............................       $    475  $  1,692    $    --     $  2,520   $ 8,254      $   --      $ 12,941
Percentage of revenue...................           96.5%     68.8%        --%       100.0%     46.4%         --%         55.6%

    Gross profit increased 13.2% and 9.6% in the three and six months ended June 30, 2004, respectively, compared to the same periods in fiscal 2003. The increase in gross profit percent is principally attributed to the transition from lower gross profit modem products to higher gross profit wireless products.

    Gross profit as a percentage of revenue increased to 63.2% and 63.9% in the three and six months ended June 30, 2004 compared to 63.1% and 55.6% for the same periods in fiscal 2003. All segments are comparable in both periods. Management believes that the long-term gross profit percentage trend for each of our segments will be similar to the results for the second quarter of fiscal 2004.

    Cost of revenues for the Mobility Solutions and Licensing segments includes royalty payments for third party software. Cost of revenues for the RF Solutions, MAXRAD Product and Modem segments consists primarily of cost of operations and components we purchase from third party manufacturers. Provision for inventory losses and recoveries are also included in the determination of gross profit.

Research and Development

                                       THREE MONTHS        THREE MONTHS       SIX MONTHS        SIX MONTHS
                                       ENDED JUNE 30,      ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                           2004                2003              2004              2003
                                       --------------      --------------    --------------    ---------------
 Research and development..........      $  2,127            $  2,183          $  4,158          $  4,301
 Percentage of revenues............          18.5%               21.5%             18.7%             18.5%
 % change from year ago period.....          (2.6)%                                (3.3)%

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

    Research and development expenses decreased approximately $0.1 million for the three and six months ended June 30, 2004 compared to the same periods in fiscal 2003. The decrease is primarily attributable to lower research and development expenses related to the MAXRAD Product segment as compared to the research and development expenses related to our disposed modem product line.

Sales and Marketing

                                         THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                        ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                             2004              2003              2004              2003
                                        --------------    --------------    --------------    --------------
 Sales and marketing...............        $  2,536          $  1,892          $  5,470          $  4,154
 Percentage of revenues............            22.1%             18.6%             24.7%             17.9%
 % change from year ago period.....            34.0%                               31.7%

    Sales and marketing expenses consist primarily of personnel costs, sales commissions and marketing costs. Marketing costs include promotional costs, public relations and trade shows.

    Sales and marketing expenses have increased by $0.6 and $1.3 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in fiscal 2003. The increase is primarily attributable to higher sales and marketing expenses related to the MAXRAD Product segment as compared to the sales and marketing expenses related to our disposed modem product line.

General and Administrative

                                         THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                        ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                             2004              2003              2004              2003
                                        --------------    --------------    --------------    --------------
 General and administrative........        $  3,223          $  2,800          $  6,398          $  4,651
 Percentage of revenues............            28.0%             27.5%             28.8%             20.0%
 % change from year ago period.....            15.1%                               37.6%

    General and administrative expenses include costs associated with our general management and finance functions as well as professional service charges, such as legal, tax and accounting fees. Other general expenses include rent, insurance, utilities, travel, and other operating expenses to the extent not otherwise allocated to other functions.

    General and administrative expenses increased $0.4 and $1.7 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in fiscal 2003. The increase was due to higher general and administrative expenses related to the MAXRAD Product segment as compared to the disposed modem product line and general and administrative expenses related to compliance with new regulations under the Sarbanes-Oxley Act of 2002. We currently expect our intellectual property litigation costs to be approximately $3.5 million on an annual basis.

Amortization of Other Intangible Assets

                                                THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                ENDED JUNE 30    ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                                    2004              2003              2004              2003
                                                -------------    --------------    --------------    --------------
 Amortization of other intangible assets..         $  711               $339           $1,422              $438
 Percentage of revenues...................            6.2%               3.3%             6.4%              1.9%

    On January 2, 2004, we completed our acquisition of MAXRAD for a total of $18.2 million in cash, net of cash acquired of $2.4 million. The results of operations of MAXRAD were included in our financial statements from the date of acquisition. Since the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price and allocated to goodwill and other intangible assets. The purchase price was allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition as determined by an independent valuation firm. We attributed $5.5 million to net tangible assets acquired, $0.9 million to the covenant not to compete and $6.0 million to other intangible assets, net, in the accompanying consolidated balance sheets. The $5.8 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. We will amortize the covenant not to compete over two years and other intangible assets over an estimated useful life of six to eight years.

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

    As discussed above, we have adopted the provisions of SFAS No. 142, "Goodwill and Other Intangibles," under which goodwill is no longer being amortized and will be tested for impairment at least annually. An independent valuation firm conducted the annual impairment test, the result of which was that there was no impairment of goodwill or other intangibles. Amortization of intangible assets increased $0.4 and $1.0 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in fiscal 2003, due to the acquisitions of DTI and MAXRAD.

Restructuring Charges

                                THREE MONTHS      THREE MONTHS       SIX MONTHS       SIX MONTHS
                                ENDED JUNE 30    ENDED JUNE 30,    ENDED JUNE 30,   ENDED JUNE 30,
                                    2004              2003              2004             2003
                                -------------    --------------    --------------   ---------------
 Restructuring charges....        $     (8)         $  2,496          $    (59)        $  2,651
 Percentage of revenues...            (0.1)%            24.5%             (0.3)%           11.4%

    Restructuring expenses decreased $2.5 and $2.7 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in fiscal 2003. In May 2003, we completed the sale of certain of our assets to Conexant relating to a component of our HSP modem product line. As a result of the disposition, 29 employees were transferred to Conexant. An additional 26 employees, both foreign and domestic, were terminated along with the related facilities closures. The total restructuring aggregated $3.3 million consisting of severance and employment related costs of $1.7 million and costs related to closure of excess facilities as a result of the reduction in force of $1.6 million.

    As of June 30, 2004, approximately $1.7 million of termination compensation and related benefits had been paid to terminated employees and approximately $0.6 million of lease payments and related costs had been paid to the landlord for the excess facilities. As of June 30, 2004, the remaining accrual balance of $1.0 million restructuring will be paid monthly through January 2006.

Gain on sale of assets and related royalties

                                                THREE MONTHS       THREE MONTHS       SIX MONTHS       SIX MONTHS
                                                ENDED JUNE 30,     ENDED JUNE 30,    ENDED JUNE 30,   ENDED JUNE 30,
                                                    2004                2003              2004             2003
                                                --------------     --------------    --------------   --------------
 Gain on sale of assets and related royalties      $    500           $  4,332          $  1,000         $  4,332
 Percentage of revenues......                           4.3%              42.6%              4.5%            18.6%

    In May 2003, PCTEL and Conexant completed an Intellectual Property Assignment Agreement and Cross-License Agreement concurrently with the sale of certain of our assets relating to a component of our modem product line. We provided Conexant with a non-exclusive, worldwide license to certain of our soft modem patents. In consideration for the rights obtained by Conexant from us under this agreement, and taking into account the value of patent rights obtained by us from Conexant under this agreement, during the period beginning on July 1, 2003 and ending on June 30, 2007, Conexant agreed to pay to us, on a quarterly basis, royalties in the amount of ten percent (10%) of the revenue received during the royalty period, up to a maximum amount of $0.5 million per quarter with respect to each calendar quarter during the royalty period, contingent upon sales by Conexant during the period. Any such future payments by Conexant to us in connection with the Intellectual Property Assignment Agreement will be recorded as part of the gain on sale of assets and related royalties in the statement of operations.

Amortization of Deferred Compensation

                                                THREE MONTHS     THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                ENDED JUNE 30    ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                                    2004              2003              2004              2003
                                                -------------    --------------    --------------    --------------
 Amortization of deferred compensation.....       $   345           $   241           $   655           $   540
 Percentage of revenues....................           3.0%              2.4%              3.0%              2.3%
 % change from year ago period.............          43.2%                               21.3%

    In connection with the grant of restricted stock to employees in 2004, 2003, 2002 and 2001, we recorded deferred stock compensation of $2.7, $0.8, $3.7 and $1.8 million, respectively, representing the fair value of our common stock on the date the restricted stock was granted. Such amounts are presented as a reduction of stockholders' equity and are amortized ratably over the vesting period of the applicable shares.

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

    We expect the amortization of deferred stock compensation to be approximately $0.3 million per quarter through fiscal 2005 and decreasing thereafter, based on restricted stock grants and stock option grants through June 30, 2004. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. If we grant additional restricted stock, the amortization of deferred compensation will increase.

Other Income, Net

                                         THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                         ENDED JUNE 30    ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                             2004              2003              2004              2003
                                         -------------    --------------    --------------    --------------
 Other income, net.................        $    271          $    334          $    510          $    829
 Percentage of revenues............             2.4%              3.3%              2.3%              3.6%
 % change from year ago period.....           (18.9)%                             (38.5)%

    Other income, net, consists of interest income, net of interest expense. Interest income is expected to fluctuate over time. Other income, net, decreased $0.06 and $0.3 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in fiscal 2003 due to the decline in average interest rates on investments to 1.4% from 1.9%.

Provision for Income Taxes

                                                 THREE MONTHS       THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                 ENDED JUNE 30     ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                                     2004               2003              2004              2003
                                                 -------------     --------------    --------------    --------------
 Provision (Benefit) for income taxes.....           $(190)           $  29             $(1,172)          $  93
 Effective tax rate ......................              22%               3%                 50%             35%

     For the three and six months ended June 30, 2004, we recorded a net tax benefit of $0.2 and $1.2 million as we will carryback the federal current period loss to prior years. Our tax provision rate for fiscal year 2004 is 50%. This rate differs from the federal statutory rate of 35% due to the impact of deferred revenue recognized from 2003 and other temporary timing differences.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                  SIX MONTHS              SIX MONTHS
                                                                              ENDED JUNE 30, 2004     ENDED JUNE 30, 2003
                                                                              -------------------     -------------------
Net cash provided by (used in) operating activities........................      $    (4,406)            $     4,808
Net cash provided by (used in) investing activities........................           (3,116)                 31,206
Net cash provided by financing activities..................................            2,972                   2,198
Cash, cash equivalents and short-term investments at the end of period.....          103,312                 111,423
Working capital at the end of period.......................................          100,404                 105,542

    The decrease in net cash provided by operating activities for the six months ended June 30, 2004 compared to the same period in 2003 was primarily due to the decreases in income taxes payable, deferred revenue and accrued liabilities of $1.9, $1.1, $0.8 million, respectively, and an increase in accounts receivable of $1.3 million and prepaid expenses of $1.4 million. The decrease in net cash provided by investing activities for the six months ended June 30, 2004 compared to the same fiscal period in 2003 consists primarily of the acquisition of MAXRAD for $18.2 million, net of cash acquired of $2.4 million, reduced cash provided by the sales and maturities of short-term investments of $17.3 million compared to $35.6 million in fiscal 2003 and the additional purchase price consideration of $1.5 million paid to DTI for their 2003 earn-out. The increase in net cash provided by financing activities for the six months ended June 30, 2004 compared to the same period in fiscal 2003 consists primarily of payments for repurchase of common stock of $1.8 million in the six months ended June 30, 2004 compared to $3.6 million in the same period in fiscal 2003, partially offset by lower proceeds from stock issuance.

    In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock, which was completed in February 2003. In February and November 2003, we extended its stock repurchase program and announced its intention to repurchase up to 1,000,000 and 500,000 additional shares, respectively, on the open market from time to time. Since the inception of the stock repurchase program we have repurchased 1,708,900 shares of our outstanding common stock for approximately $13.3 million. During the three months ended June 30, 2004, we repurchased 170,300 shares of our outstanding common stock for approximately $1.8 million.

    In January 2004, we completed the acquisition of MAXRAD. In exchange for the outstanding capital stock of MAXRAD, we paid $18.2 million, net of cash acquired of $2.4 million, out of our available working capital.

    As of June 30, 2004, we had $103.6 million in cash and cash equivalents, restricted cash and short-term investments and working capital of $100.4 million. Accounts receivable, as measured in days sales outstanding, was 58 and 43 days at June 30, 2004 and 2003, respectively. The increase in days sales outstanding was primarily due to MAXRAD product's longer payment cycles and the substantial amount of mobility solutions billing in the current quarter ended.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following summarizes our contractual obligations (non-cancelable operating leases) for office facilities and the 2003 restructuring as of June 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

                                     LESS THAN                             AFTER
                             TOTAL    1 YEAR      1-3 YEARS   4-5 YEARS   5 YEARS
                            -------  ---------    ---------   ---------   -------
Contractual obligations
    Operating leases        $ 1,737    $   573     $ 1,164       $ --      $ --
                            -------    -------     -------       ----      ----
    2003 Restructuring        1,034        743         291         --        --
                            -------    -------     -------       ----      ----
    Total obligations       $ 2,771    $ 1,316     $ 1,455       $ --      $ --
                            =======    =======     =======       ====      ====

    As of June 30, 2004, we have non-cancelable operating leases for office facilities of $1.7 million through July 2007, unpaid restructuring (severance and employment related costs and costs related to closure of excess facilities) of $1.0 million through January 2006 and no outstanding firm inventory purchase contract commitments with our major suppliers.

    As part of the acquisition of DTI there is an earn-out over two years if certain milestones are achieved. At our option, DTI could be paid in PCTEL stock or cash. For the year ended December 31, 2003, DTI earned $1.5 million cash payout that was paid on May 4, 2004. We are currently estimating the 2004 DTI earn-out to be $1.5 to $2.2 million.

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

WE MAY NEVER ACHIEVE THE ANTICIPATED BENEFITS FROM OUR RECENT ACQUISITION OF MAXRAD, INC.

    We acquired MAXRAD, Inc. in January of 2004 as part of our continuing efforts to expand our wireless line and product offerings. We may experience difficulties in achieving the anticipated benefits of this acquisition. MAXRAD's business is the design and manufacture of antenna products and accessories used in wireless systems. This acquisition represents a significant expansion of and new direction for our wireless connectivity business. Potential risks with this acquisition include:

     o    the loss or decrease in orders of one or more of the major customers,

     o    decrease in demand for wireless devices that use these products,

     o    problems related to the operation of assembly facilities in China, and

     o difficulties in assimilation of acquired personnel, operations, technologies or products.

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

OUR REVENUES MAY FLUCTUATE EACH QUARTER DUE TO BOTH DOMESTIC AND INTERNATIONAL SEASONAL TRENDS.

    The connectivity products market is too new for us to be able to predict seasonal revenue patterns. We do anticipate seasonal demand for the Segue(TM) SoftAP product as volumes tend to ramp up to support year end customer sales. Such patterns are also true for wireless test and measurements products, such as our RF Solutions Group, where capital spending is involved.

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

    Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of June 30, 2004, we employed a total of 59 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks. We manage the sensitivity of our results of operations to credit risks and interest rate risk by maintaining a conservative investment portfolio, which is comprised solely of, highly rated, short-term investments. We have investments in both fixed rate and floating rate interest earning instruments. Fixed rate securities may have their fair market value adversely impacted based on the duration of such investments if interest rates rise, while floating rate securities and the reinvestment of funds from matured fixed rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better, and money market funds. We have accumulated a $0 and $26,000 unrealized holding gain as of June 30, 2004 and December 31, 2003, respectively. A hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at June 30, 2004.

    We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating all transactions in U.S. dollars. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the six months ended June 30, 2004. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuation gains for the six months ended June 30, 2004 and year ended December 31, 2003 was $59,000 and $65,000, respectively.

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

PCTEL, INC.

PART II. OTHER INFORMATION FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

ITEM 1 LEGAL PROCEEDINGS

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

    On March 19, 2002, plaintiff Ronald H. Fraser ("Fraser") filed a Complaint (the "Complaint") in Santa Clara County (California) Superior Court for breach of contract and declaratory relief against the Company, and for breach of contract, conversion, negligence and declaratory relief against the Company's transfer agent, Wells Fargo Bank Minnesota, N.A ("Wells Fargo"). The Complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering on April 14, 2000. Wells Fargo and the Company each have filed Answers to the Complaint. Each of Wells Fargo and the Company have filed Cross-complaints against the other for indemnity. On November 18, 2002, the parties conducted mediation but were unable to reach a settlement.

    Trial of this matter had been set for January 12, 2004; that date was vacated after Fraser was granted leave to file an amended complaint. The Company has filed another Motion for Summary Judgment or, alternatively, Summary Adjudication, against Fraser, which will be heard on August 12, 2004. Trial is scheduled for September 20, 2004. We believe that we have meritorious defenses and intend to vigorously defend the action. Because the action is still in its early stages, we are not able to predict the outcome at this time.

Litigation with U.S. Robotics

    On May 23, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against U.S. Robotics Corporation claiming that U.S. Robotics has infringed one of our patents. U.S. Robotics filed its answer and counterclaim asking for a declaratory judgment that the claims of the patent are invalid and not infringed. This case has been consolidated for claims construction discovery with the litigation against 3Com Corporation, and Agere Systems and Lucent Technologies. Claims construction discovery under the Patent Local Rules is underway. A hearing on the construction of the claims of the patent is scheduled for January 12, 2005. No trial date has been set. Although we believe we have meritorious claims and defenses, we cannot now predict or determine the outcome or resolution of this proceeding.

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

Litigation with Agere and Lucent

    On May 23, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of our patents and that Lucent was infringing three of our patents. Agere and Lucent filed their answers to our complaint. Agere filed a counterclaim asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere. We filed our reply to Agere's counterclaim in August 2003. This case has been consolidated for claims construction discovery with the litigation against U.S. Robotics Corporation and 3Com Corporation. Claims construction discovery under the Patent Local Rules is underway. A hearing on the construction of the claims of the patents is scheduled for January 12, 2005. No trial date has been set. Although we believe we have meritorious claims and defenses, we cannot now predict or determine the outcome or resolution of this proceeding.

Litigation with 3Com

    In March 2003, each of 3Com Corporation and the Company filed a patent infringement lawsuit against the other. The suits are pending in the U.S. District Court for the Northern District of California. Our lawsuit alleges infringement of one of our patents and asks for a declaratory judgment that certain 3Com patents are invalid and not infringed by the Company. 3Com is alleging that our HSP modem products infringed certain 3Com patents and asks for a declaratory judgment that our patent is invalid and not infringed by 3Com. No trial date has been set. The case has been consolidated for claims construction discovery with the litigation against U.S. Robotics Corporation, Agere Systems and Lucent Technologies. Claims construction discovery under the Patent Local Rules is underway. A hearing on the construction of the claims of PCTEL's patent is scheduled for January 12, 2005. A hearing on the construction of the claims of 3Com's patents is scheduled for March 9 and March 11, 2005. Although we believe we have meritorious claims and defenses, we cannot now predict or determine the outcome or resolution of this proceeding.

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

ITEM 2 CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

    The following table provides the activity of our repurchase program during the six months ended June 30, 2004:

                                                                        TOTAL NUMBER            MAXIMUM NUMBER OF
                                                        AVERAGE      OF SHARES PURCHASED         SHARES THAT MAY
                                 TOTAL NUMBER OF      PRICE PAID     AS PART OF PUBLICLY        YET BE PURCHASED
                                SHARES PURCHASED       PER SHARE      ANNOUNCED PROGRAM         UNDER THE PROGRAM
                                ----------------      ----------     -------------------        -----------------
JANUARY 1, 2004 --
  JANUARY 31, 2004                     --                 --                  --                      961,400
FEBRUARY 1, 2004 --
  FEBRUARY 29, 2004                    --                 --                  --                      961,400
MARCH 1, 2004 --
  MARCH 31, 2004                       --                 --                  --                      961,400
APRIL 1, 2004 --
  APRIL 30, 2004                       --                 --                  --                      961,400
MAY 1, 2004 --
  MAY 31, 2004                    170,300             $10.74           1,708,900                      791,100
JUNE 1, 2004 --
  JUNE 30, 2004                        --                 --                  --                      791,100
                                  -------             ------           ---------                    ---------

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    We held our 2004 Annual Meeting of Stockholders on June 3, 2004 in Chicago, Illinois. We solicited votes by proxy pursuant to proxy solicitation materials delivered to our stockholders on or about April 29, 2004. The following is a brief description of matters voted on at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstains:

     1. Election of Richard C. Alberding and Carl A. Thomsen as Class II directors until the Annual Meeting of Stockholders in 2007:

                                   FOR       WITHHOLD
                                ----------   ---------
          Richard C. Alberding  18,103,374   1,246,306
          Carl A. Thomsen       18,620,075     729,605

          The term of office of Brian J. Jackman, John Sheehan, Richard D. Gitlin, Giacomo Marini and Martin H. Singer continued after the meeting.

     2. Ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2004:

                             VOTES FOR    VOTES AGAINST   ABSTAIN
                            -----------   -------------  ----------
                            17,998,753      1,347,461      3,466

ITEM 5 OTHER INFORMATION

    (a) Other information.

    In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (Act), we are required to disclose the non-audit services approved by our audit committee to be performed by PricewaterhouseCoopers LLP (PwC), our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of a Company. Our audit committee has approved the engagement of PwC for non-audit services in 2004 relating to, acquisition due diligence, liquidation of subsidiaries, and tax consultation.

    PCTEL officers, directors and certain other employees (an "Insider") from time to time may enter into "Rule 10b5-1 Plans". Under an appropriate Rule 10b5-1 Plan, an Insider may instruct a third party, such as a brokerage firm, to engage in specific securities transactions in the future based on a formula without further action by the Insider, provided that the plan satisfies the legal requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 as amended.

    (b) Changes to nomination procedures.

    There have been no material changes to the procedure by which security holders may recommend nominees to our board of directors since we last disclosed such procedures.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

   EXHIBIT
   NUMBER                             DESCRIPTION
   -------                            -----------
   10.43    1997 Stock Plan, as amended and restated, May 13, 2004, and form of agreements thereunder.
   31.1     Certification of Principal Executive Officer pursuant to Section
            302 of Sarbanes-Oxley Act of 2002.
   31.2     Certification of Principal Financial Officer pursuant to Section
            302 of Sarbanes-Oxley Act of 2002.
   32       Certification of Principal Executive Officer and Principal Financial
            Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
            Section 906 of Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K:

        We furnished a report on Form 8-K dated April 27, 2004 announcing our financial results for fiscal quarter ended March 31, 2004. Such a report was "furnished" but not "filed" with the SEC.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated:

                                                PCTEL, Inc.
                                                A Delaware Corporation
                                                (Registrant)

                                                /s/ MARTIN H. SINGER
                                                --------------------------------
                                                Martin H. Singer
                                                Chairman of the Board and
                                                Chief Executive Officer

Date: August 9, 2004