Form 10-Q
period 2004-09-30
PC TEL INC
filed 2004-11-09
CIK 1057083

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

                For the quarterly period ended September 30, 2004

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

                                 ---------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

As of November 4, 2004, there were 20,744,545 shares of the Registrant's Common Stock outstanding.

================================================================================

                                   PCTEL, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                                                                                     PAGE
                                                                                                     ----
PART I.  FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS
         CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
         as of September 30, 2004 and December 31, 2003                                                3
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         for the three and nine months ended September 30, 2004 and 2003                               4
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
         for the three and nine months ended September 30, 2004 and 2003                               5
         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)                          6
ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        12
ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                   29
ITEM 4   CONTROLS AND PROCEDURES                                                                      30
PART II. OTHER INFORMATION                                                                            31
ITEM 1   LEGAL PROCEEDINGS                                                                            31
ITEM 2   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES             32
ITEM 5   OTHER INFORMATION                                                                            33
ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                                             33

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                   PCTEL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (UNAUDITED, IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                                       2004               2003
                                                                                                    ------------       ----------
                                                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                         $   102,085        $  106,007
  Restricted cash                                                                                           208               278
  Short-term investments                                                                                      -            19,177
  Accounts receivable, net of allowance for doubtful accounts of $412 and $50, respectively               6,788             3,630
  Inventories, net                                                                                        3,630             1,267
  Prepaid expenses and other assets                                                                       2,240             1,929
                                                                                                    -----------        ----------
     Total current assets                                                                               114,951           132,288
PROPERTY AND EQUIPMENT, net                                                                               4,479             1,197
GOODWILL                                                                                                 11,574             5,561
OTHER INTANGIBLE ASSETS, net                                                                              8,668             4,140
OTHER ASSETS                                                                                                186                55
                                                                                                    -----------        ----------
TOTAL ASSETS                                                                                        $   139,858        $  143,241
                                                                                                    ===========        ==========
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                                  $     1,340        $      333
  Accrued royalties                                                                                       3,216             3,208
  Income taxes payable                                                                                    5,574             7,359
  Deferred revenue                                                                                        2,118             2,960
  Accrued liabilities                                                                                     5,455             5,739
                                                                                                    -----------        ----------
     Total current liabilities                                                                           17,703            19,599
  Long-term liabilities                                                                                     343               736
                                                                                                    -----------        ----------
     Total liabilities                                                                                   18,046            20,335
                                                                                                    -----------        ----------
STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 100,000,000 shares authorized, 20,744,545 and 20,145,824 issued
    and outstanding at September 30, 2004 and December 31, 2003, respectively                                21                20
  Additional paid-in capital                                                                            160,454           155,548
  Deferred stock compensation                                                                            (4,711)           (2,552)
  Accumulated deficit                                                                                   (34,003)          (30,201)
  Accumulated other comprehensive income                                                                     51                91
                                                                                                    -----------        ----------
     Total stockholders' equity                                                                         121,812           122,906
                                                                                                    -----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $   139,858        $  143,241
                                                                                                    ===========        ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                   PCTEL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                               -----------------------     -----------------------
                                                                 2004           2003          2004          2003
                                                               ---------     ---------     ---------     ---------
REVENUES                                                       $  10,735     $   4,030     $  32,923     $  27,288
COST OF REVENUES                                                   4,450           755        12,451        12,871
                                                               ---------     ---------     ---------     ---------
INVENTORY RECOVERY                                                    --            --            --        (1,800)
                                                               ---------     ---------     ---------     ---------
GROSS PROFIT                                                       6,285         3,275        20,472        16,217
                                                               ---------     ---------     ---------     ---------
OPERATING EXPENSES:
    Research and development                                       1,972         1,792         6,129         6,093
    Sales and marketing                                            2,612         1,501         8,081         5,655
    General and administrative                                     3,761         2,644        10,160         7,295
    Amortization of other intangible assets                          709           343         2,132           781
    Acquired in-process research and development                      --            --            --         1,100
    Restructuring charges (credits)                                 (136)          288          (195)        2,940
    Gain on sale of assets and related royalties                    (500)         (644)       (1,500)       (4,976)
    Amortization of deferred compensation                            384           208         1,040           748
                                                               ---------     ---------     ---------     ---------
       Total operating expenses                                    8,802         6,132        25,847        19,636
                                                               ---------     ---------     ---------     ---------
LOSS FROM OPERATIONS                                              (2,517)       (2,857)       (5,375)       (3,419)
OTHER INCOME, NET                                                    349           291           859         1,120
                                                               ---------     ---------     ---------     ---------
LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                  (2,168)       (2,566)       (4,516)       (2,299)
PROVISION (BENEFIT) FOR INCOME TAXES                                 458          (248)         (714)         (155)
                                                               ---------     ----------    ---------     ----------
NET LOSS                                                       $  (2,626)    $  (2,318)    $  (3,802)    $  (2,144)
                                                               =========     ==========    =========     ==========
Basic earnings (loss) per share                                $   (0.13)    $   (0.12)    $   (0.19)    $   (0.11)
Shares used in computing basic earnings (loss) per share          20,174        19,663        20,129        19,913
Diluted earnings (loss) per share                              $   (0.13)    $   (0.12)    $   (0.19)    $   (0.11)
Shares used in computing diluted earnings (loss) per share        20,174        19,663        20,129        19,913

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                   PCTEL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                                        NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                      ----------------------
                                                                                                         2004         2003
                                                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                             $  (3,802)   $  (2,144)
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                                          2,909        1,498
   In-process research and development                                                                       --        1,100
   Loss on disposal/sale of fixed assets                                                                     --          670
   Gain on sale of assets and related royalties                                                              --       (4,976)
   Extended vesting of stock options                                                                         --          182
   Provision (recovery) of allowance for doubtful accounts                                                  259         (368)
   Recovery of excess and obsolete inventories                                                               --        1,800
   Amortization of deferred compensation                                                                  1,040          748
 Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                                             (843)         519
    (Increase) in inventories                                                                              (612)      (1,317)
    Decrease in inventory provision                                                                          29           --
    (Increase) decrease in prepaid expenses and other assets                                               (274)       5,470
    Increase (decrease) in accounts payable                                                                 299         (604)
    (Decrease) in accrued royalties                                                                          (1)        (450)
    (Decrease) in income taxes payable                                                                   (1,806)        (668)
    (Decrease) in deferred revenue                                                                         (635)         (79)
    (Decrease) in accrued liabilities                                                                      (742)        (186)
    Increase (decrease) in long-term liabilities                                                            (20)         669
    Stock option income tax benefits                                                                        (65)          --
                                                                                                      ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                      (4,264)       1,864
                                                                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property and equipment                                                           (908)        (768)
 Proceeds on sale of property and equipment                                                                   3          153
 Proceeds on sale of assets and related royalties                                                            --        6,743
 Sales of available-for-sale investments                                                                 19,151       36,734
 Purchase of assets/business, net of cash acquired                                                      (18,193)     (10,762)
 Additional purchase price consideration                                                                 (1,540)          --
                                                                                                      ---------    ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                      (1,487)      32,100
                                                                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                                                   5,056        8,773
 Decrease in restricted cash                                                                                 70           69
 Payments for repurchase of common stock                                                                 (3,283)      (6,224)
                                                                                                      ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                 1,843        2,618
                                                                                                      ---------    ---------
Net increase (decrease) in cash and cash equivalents                                                     (3,908)      36,582
Cumulative translation adjustment                                                                           (14)          19
Cash and cash equivalents, beginning of period                                                          106,007       52,986
                                                                                                      ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                              $ 102,085    $  89,587
                                                                                                      =========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

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

      The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for future periods or the year ending December 31, 2004.

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

INVENTORIES

      Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories at September 30, 2004 and December 31, 2003, respectively, consist of the following (in thousands):

                                   SEPTEMBER 30,  DECEMBER 31,
                                        2004          2003
                                   -------------  ------------
Raw Materials and Sub Assemblies     $   2,850      $  1,307
Work in process                            172             5
Finished Goods                             725            10
                                     ---------      --------
Sub-total                            $   3,747      $  1,322
                                     ---------      --------
Allowance                                 (117)          (55)
                                     ---------      --------
Total inventories                    $   3,630      $  1,267
                                     ---------      --------

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

      The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands, except per share data):

                                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                                         -----------------------      ------------------------
                                                                            2004         2003           2004           2003
                                                                         ---------     ---------      ---------      ---------
                                                                               (UNAUDITED)                   (UNAUDITED)
Numerator:
Net loss                                                                 $  (2,626)    $  (2,318)     $  (3,802)     $  (2,144)
                                                                         =========     ==========     =========      ==========
Denominator:
Basic earnings (loss) per share:
   Weighted average common shares outstanding                               20,849        20,113         20,804         20,363
   Less: Weighted average of unvested restricted shares                       (675)         (450)          (675)          (450)
                                                                         ---------     ---------      ---------      ---------
   Weighted average common shares outstanding                               20,174        19,663         20,129         19,913
                                                                         ---------     ---------      ---------      ---------
Basic earnings (loss) per share                                          $   (0.13)    $   (0.12)     $   (0.19)     $   (0.11)
                                                                         =========     ==========     =========      ==========
Diluted earnings (loss) per share:
   Weighted average common shares outstanding                               20,174        19,663         20,129         19,913
   Weighted average of unvested restricted shares                               --*           --*            --*            --*
   Weighted average common stock option grants                                  --*           --*            --*            --*
                                                                         ---------     ---------      ----------     ---------
   Weighted average common shares and common equivalents outstanding        20,174        19,663         20,129         19,913
                                                                         ---------     ---------      ---------      ---------
Diluted earnings (loss) per share                                        $   (0.13)    $   (0.12)     $   (0.19)     $   (0.11)
                                                                         =========     ==========     =========      ==========

* These amounts have been excluded since the effect is anti-dilutive.

STOCK-BASED COMPENSATION

      We account for stock option plans using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of our stock at the date of the grant over the amount that must be paid to acquire the Stock. SFAS No. 123, "Accounting for Stock-Based Compensation", issued subsequent to APB No. 25 - and amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", defines a fair value based method of accounting for employee stock options, but allows companies to continue to measure compensation cost for employees using the intrinsic value method of APB No. 25. The following table illustrates the pro forma information regarding net income (loss) and net income (loss) per share as if we recorded compensation expense based on the fair value of stock-based awards in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands, except per share data):

                                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                                           ----------------------       ----------------------
                                                                             2004          2003           2004          2003
                                                                           --------      --------       --------      --------
Net loss--as reported                                                      $ (2,626)     $ (2,318)      $ (3,802)     $ (2,144)
Add: Stock-based employee compensation expense included in reported net
  income                                                                        384           208          1,040           748
Deduct (add): Stock-based employee compensation expense (income)
  determined under fair value based method for all awards                     2,296           72           6,256          (170)
                                                                           --------      --------       --------      --------
Net (loss) income--as adjusted                                               (4,538)       (2,182)        (9,018)       (1,226)
                                                                           ========      ========       ========      ========
Net (loss) income per share--basic as reported                             $  (0.13)     $  (0.12)      $  (0.19)     $  (0.11)
                                                                           ========      ========       ========      ========
Net (loss) income per share--basic as adjusted                             $  (0.22)     $  (0.11)      $  (0.45)     $  (0.06)
                                                                           ========      ========       ========      ========
Net (loss) income per share--diluted as reported                           $  (0.13)     $  (0.12)      $  (0.19)     $  (0.11)
                                                                           ========      ========       ========      ========
Net (loss) income per share--diluted as adjusted                           $  (0.22)     $  (0.11)      $  (0.45)     $  (0.06)
                                                                           ========      ========       ========      ========

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

      We calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following assumptions:

                            STOCK OPTIONS       EMPLOYEE STOCK PURCHASE PLAN
                            -------------       ----------------------------
                            2004     2003           2004           2003
                            ----     ----           ----           ----
Dividend yield              None     None           None           None
Expected volatility           46%      60%            41%            60%
Risk-free interest rate      2.2%     1.8%           1.4%           1.0%
Expected life (in years)    3.03     2.75            0.5            0.5

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

INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

      In 2003 we operated as a single segment. In January 2004 we began operating in four distinct segments. They are Mobility Solutions (previously software), RF Solutions (previously test), MAXRAD Product (previously antenna), and the Licensing segment. In 2003, we also had a modem product line which we sold to Conexant in May of that year.

      Our chief operating decision maker (CEO) uses only the below measures in deciding how to allocate resources and assess performance among the segments.

      The results of operations by segment are as follows:

                                         MOBILITY       RF        MAXRAD
                                         SOLUTIONS   SOLUTIONS    PRODUCT   LICENSING    MODEMS     ELIMINATION    CONSOLIDATED
                                         ---------   -----------  -------   ---------   --------    -----------    ------------
Revenue, three months ended September
  30, 2004                               $   1,118   $   2,578    $ 5,684   $   1,377   $     --    $       (22)     $ 10,735
                                                                                                                     ========
Gross Profit                             $   1,059   $   1,696    $ 2,368   $   1,162   $     --    $        --      $  6,285
Operating Expenses                                                                                                   $  8,802
                                                                                                                     --------
Operating (Loss)                                                                                                     $ (2,517)
                                                                                                                     ========

                                          MOBILITY      RF        MAXRAD
                                         SOLUTIONS   SOLUTIONS    PRODUCT   LICENSING    MODEMS     ELIMINATION    CONSOLIDATED
                                         ---------   ---------    -------   ---------   --------    -----------    ------------
Revenue, three months ended September
  30, 2003                               $     484   $   2,696    $    --   $     850   $     --    $        --      $  4,030
                                                                                                                     ========
Gross Profit                             $     428   $   2,017    $    --   $     830   $     --    $        --      $  3,275
Operating Expenses                                                                                                   $  6,132
                                                                                                                     --------
Operating (Loss)                                                                                                     $ (2,857)
                                                                                                                     ========

                                         MOBILITY       RF        MAXRAD
                                         SOLUTIONS   SOLUTIONS    PRODUCT   LICENSING    MODEMS     ELIMINATION    CONSOLIDATED
                                         ---------   ---------    -------   ---------   --------    -----------    ------------
Revenue, nine months ended September
  30, 2004                               $   4,020   $   7,485    $16,625   $   4,836   $     --    $       (43)     $ 32,923
                                                                                                                     ========
Gross Profit                             $   3,891   $   5,039    $ 6,945   $   4,602   $     --    $        (5)     $ 20,472
Operating Expenses                                                                                                   $ 25,847
                                                                                                                     --------
Operating (Loss)                                                                                                     $ (5,375)
                                                                                                                     ========

                                         MOBILITY       RF        MAXRAD
                                         SOLUTIONS   SOLUTIONS    PRODUCT   LICENSING    MODEMS     ELIMINATION    CONSOLIDATED
                                         ---------   ---------    -------   ---------   --------    -----------    ------------
Revenue, nine months ended September
  30, 2003                               $     975   $   5,155    $    --   $   3,665   $ 17,493    $        --      $ 27,288
                                                                                                                     ========
Gross Profit                             $     902   $   3,710    $    --   $   3,645   $  7,960    $        --      $ 16,217
Operating Expenses                                                                                                   $ 19,636
                                                                                                                     --------
Operating (Loss)                                                                                                     $ (3,419)
                                                                                                                     ========

      Our sales to customers outside of the United States, as a percent of total revenues, are as follows:

                            THREE MONTHS ENDED  NINE MONTHS ENDED
                               SEPTEMBER 30,       SEPTEMBER 30,
                            ------------------  -----------------
                               2004     2003      2004      2003
                               ----     ----      ----      ----
                                (UNAUDITED)        (UNAUDITED)
Taiwan                           1%       -%        2%       42%
China                            2        1         1        15
Japan                            1        2         1         2
Rest of Asia                     1        2         1         4
Europe                           5       13         7         5
Central and Latin America        5       --         4        --
Canada                           5       --         5        --
                                --       --        --        --
Total                           20%      18%       21%       68%
                                ==       ==        ==        ==

      Sales to our major customers representing greater than 10% of total revenues are as follows:

                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                    SEPTEMBER 30,         SEPTEMBER 30,
                                 ------------------     -----------------
CUSTOMER                          2004     2003          2004     2003
- --------                          ----     ----          ----     ----
                                   (UNAUDITED)            (UNAUDITED)
Askey                              --%      --%           --%      12%
Prewell                            --       --            --       14
Tessco                             10       --            10       --
Creative Marketing Associates      --       19            --       --
Cingular                           --       11            --       --
Silicon Laboratories               --       12            --       --
Ericsson                           --       12            --       --
Lite-On Technology (GVC)           --       --            --       13
                                  ---       --           ---       --
 Total                             10%      54%           10%      39%
                                  ===       ==            ==       ==

COMPREHENSIVE INCOME

      The following table provides the calculation of other comprehensive income for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                                -----------------------      -----------------------
                                                                 2004           2003           2004           2003
                                                                -------        --------      ---------       -------
                                                                      (UNAUDITED)                   (UNAUDITED)

Net loss                                                        $(2,626)       $ (2,318)     $  (3,802)      $(2,144)
                                                                =======        =========     =========       ========
Other comprehensive income:
   Unrealized gains (loss) on available-for-sale securities           -             (54)           (26)         (223)
   Cumulative translation adjustment                                 (8)             22            (14)           19
                                                                -------        --------      ---------       -------
Comprehensive loss                                              $(2,634)       $ (2,350)     $  (3,842)      $(2,348)
                                                                =======        ========      =========       =======

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

      The unaudited pro forma effect of the financial results of PCTEL as if the acquisition had taken place on January 1, 2003 is as follows:

                                                      NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2003
                                                     ------------------
REVENUES                                                 $  40,887
INCOME (LOSS) FROM OPERATIONS                               (1,840)
NET (LOSS) INCOME                                        $    (590)
                                                         =========
Basic earnings per share                                 $   (0.03)
Shares used in computing basic earnings per share           19,913
Diluted earnings per share                               $   (0.03)
Shares used in computing diluted earnings per share         19,913

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

      The changes in the carrying amount of goodwill and other intangible assets as of September 30, 2004 were as follows (in thousands):

                                                 GOODWILL
                                                 ---------
Balance at December 31, 2003                     $   5,561
  Goodwill relating to DTI                             241
  Goodwill from the acquisition of MAXRAD            5,772
                                                 ---------
Balance at September 30, 2004                    $  11,574
                                                 =========

        INTANGIBLE ASSETS          SEPTEMBER 30, 2004        DECEMBER 31, 2003   ASSIGNED LIFE
        -----------------          ------------------        -----------------   -------------
Developed technology-cyberPIXIE        $     301                 $     452       3 years
Other intangible assets-DTI                4,600                     4,600       2 to 4 years
Patents                                       75                       300       15 years
Other intangible assets-MAXRAD             5,500                        --       1 to 6 years
Trademark-MAXRAD                           1,400                        --       8 years
                                       ---------                 ---------
                                       $  11,876                 $   5,352
                                       =========                 =========
Less: Accumulated amortization         $  (3,208)                $  (1,212)
                                       =========                 =========
Net intangible assets                  $   8,668                 $   4,140
                                       =========                 =========

      During the quarter ended September 30, 2004, we sold $0.2 million in patents and wrote off impaired developed technology of $0.15 million.

5.    RESTRUCTURING CHARGES

2003 Restructuring

      In May 2003, we completed the sale of certain of our assets to Conexant relating to a component of PCTEL's HSP modem product line. As a result of the disposition, 29 employees were transferred to Conexant. An additional 26 employees, both foreign and domestic, were terminated along with the related facilities closures. The total restructuring aggregated $3.2 million consisting of severance and employment related costs of $1.8 million and costs related to closure of excess facilities as a result of the reduction in force of $1.4 million.

      As of September 30, 2004, approximately $1.8 million of termination compensation and related benefits had been paid to terminated employees and approximately $0.7 million of lease payments and related costs had been paid to the landlord for the excess facilities. As of September 30, 2004, the remaining accrual balance of $0.7 million restructuring will be paid monthly through January 2006. The following analysis sets forth the rollforward of this charge:

                                                ACCRUAL                                   ACCRUAL
                                              BALANCE AT                                 BALANCE AT
                                               JUNE 30,     RESTRUCTURING               SEPTEMBER 30,
                                                 2004          CHARGES       PAYMENTS       2004
                                              ----------    -------------    --------   -------------
Severance and employment related costs        $       78       $   42        $     74       $    46
Costs for closure of excess facilities               956         (178)            115           663
                                              ----------       ------        --------       -------
                                              $    1,034       $ (136)       $    189       $   709
                                              ==========       ======        ========       =======
Amount included in long-term liabilities                                                    $   274
                                                                                            =======
Amount included in short-term liabilities                                                   $   435
                                                                                            =======

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

      As of September 30, 2004 and December 31, 2003, we accrued royalties of approximately $3.2 million. While management is unable to estimate the maximum amount of the range of possible settlements, it is possible that actual settlements could exceed the amounts accrued as of each date presented.

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

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

      On March 19, 2002, plaintiff Ronald H. Fraser ("Fraser") filed a Verified Complaint (the "Complaint") in Santa Clara County (California) Superior Court for breach of contract and declaratory relief against the Company, and for breach of contract, conversion, negligence and declaratory relief against the Company's transfer agent, Wells Fargo Bank Minnesota, N.A ("Wells Fargo"). The Complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering on April 14, 2000. Wells Fargo filed a Verified Answer to the Complaint on June 12, 2002. On July 10, 2002, the Company filed a Verified Answer to the Complaint, denying Fraser's claims and asserting numerous affirmative defenses. Wells Fargo and the Company each filed Cross-complaints against the other for indemnity. On November 18, 2002, the parties conducted mediation but were unable to reach a settlement.

      Wells Fargo filed a motion for summary judgment, or alternatively for summary adjudication, which was heard on July 29, 2003. On July 30, the Court granted Wells Fargo's motion for summary adjudication on Fraser's Third and Fourth Causes of action for Breach of Fiduciary Duty and Declaratory Relief, but denied Wells Fargo's motion for summary judgment and summary adjudication of Fraser's First and Second Causes of Action for Breach of Contract and Conversion. The Company filed a Motion for Summary Judgment or, Alternatively, Summary Adjudication, against Fraser. The Motion was scheduled for December 9, 2003. Fraser filed a motion for leave to amend his complaint, which was also heard on December 9, 2003. The Court granted Fraser's motion and denied the Company's motion as moot. Trial of this matter had been set for January 12, 2004, but the trial date was vacated in light of the amended complaint. The Company re-filed its Motion for Summary Judgment or, Alternatively, Summary Adjudication, against Fraser. Trial was scheduled for September 20, 2004.

On August 16, 2004, the Court signed an Order denying PCTEL's motion for summary judgment but granting in part and denying in part PCTEL's alternative motion for summary adjudication of Fraser's first cause of action for breach of contract, and granting PCTEL's motion for summary adjudication of Fraser's fifth cause of action for declaratory relief. Shortly thereafter, Wells Fargo and the Company dismissed the Cross-complaints against one another. At the Mandatory Settlement Conference on September 15, 2004, Fraser stipulated to judgment in favor of the Company. Fraser intends to appeal the judgment against him, and the Company will be opposing the appeal.

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

Litigation with Agere and Lucent

      On May 23, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of our patents and that Lucent was infringing three of our patents. Agere and Lucent filed their answers to our complaint. Agere filed a counterclaim asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere. We filed our reply to Agere's counterclaim in August 2003. This case has been consolidated for claims construction discovery with the litigation against U.S. Robotics Corporation and 3Com Corporation. Claims construction discovery under the Patent Local Rules is underway. A hearing on the construction of the claims of the patents is scheduled for January 12, 2005. On July 28, 2004, we received from the U.S. Patent Office a Notice of Intent to Issue Ex Parte Reexamination Certificate for patent number 5,787,305 (the `305 patent). The `305 patent was asserted in the lawsuit against Agere and Lucent but proceedings with respect to this patent were previously stayed due to the reexamination proceeding. PCTEL will now ask the Court to lift that stay so the litigation on the `305 patent may resume. No trial date has been set. Although we believe we have meritorious claims and defenses, we cannot now predict or determine the outcome or resolution of this proceeding.

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

PCTEL, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward looking statements include, among others, those statements including the words, "may," "will,"

"plans," "seeks," "expects," "anticipates," "intends," "believes" and words of similar import. Such statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC. Factors that might cause future results to differ materially from those discussed in the forward looking statements include, but are not limited to, those discussed in "Factors Affecting Operating Results" and elsewhere in this Quarterly Report.

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

      We completed a two-year transition from an analog modem company to a wireless company during 2003. There were five significant events in that transition, presented here in chronological order. The first was the acquisition of cyberPIXIE, Inc. in May 2002, which was the genesis of our Segue product line of Wi-Fi and cellular mobility software. This product line is developed and delivered by our Mobility Solutions Group. The second event was the exiting of the DSP based embedded modem product line in September 2002, and conversion of that technology to a licensing program. The third event was the acquisition of Dynamic Telecommunications, Inc. (DTI) in March 2003. The DTI product line of software defined radios measure and monitor cellular networks. This product line is developed and delivered by our RF Solutions Group. The fourth event was the sale of our HSP modem product line to Conexant in May of 2003. We sold the product line but retained operating agreements and its modem patent portfolio for licensing purposes. The fifth event was the acquisition of MAXRAD, Inc. in January 2004. The MAXRAD product line consists of wireless communications antennas for broadband wireless, in-building wireless and land mobile radio applications. This product line is developed and delivered by our MAXRAD Product Group. During our management discussion and analysis, the Mobility Solutions, RF Solutions and MAXRAD Product Groups' products are collectively referred to as wireless products, and the HSP modem and embedded modem products as modem products.

      As part of our efforts to continue to solidify our position in the wireless communications market, in October of 2004, we purchased selected antenna assets associated with Andrew Corporation's mobile antenna business for $10 million in cash, subject to certain post-closing inventory purchase price adjustments. In addition, we assumed liabilities under transferred contracts relating to the acquired assets as well as certain obligations to repair and replace products relating to the acquired assets under contracts that were not transferred to us. The acquired assets were antenna product lines consisting of Andrew's Professional Global Positioning Satellite (including mobile SATCOM) and Consumer antenna products groups. These product lines will be developed, manufactured, and supported by our MAXRAD Product Group.

      In November of 2004, we purchased an approximately 75,000 square foot building located in Bloomingdale, Illinois for approximately $4.86 million. We plan to move operations relating to our antenna brands to this building, including operations relating to the newly acquired assets of Andrew Corporation. We intend to sell our facility in Hanover Park, Illinois where MAXRAD'S operations are currently housed.

      We have an intellectual property portfolio consisting of over 130 U.S. patents and applications, primarily in analog modem technology and also have proprietary DSP based embedded modem technology. We have an active licensing program designed to monetize our intellectual property. Companies under license as of September 30, 2004, include Intel, Conexant, Broadcom, Silicon Laboratories, Texas Instruments, Ricoh, Smartlink and ESS Technologies. We have also asserted our patents and are currently litigating against 3Com, Agere, Lucent and U.S. Robotics, who are unlicensed and we believe are using our intellectual property. We collectively refer to revenue from our licensing program as royalty and licensing revenue, with the exception of Conexant. The sale of the HSP modem product line to Conexant and the signing of a licensing agreement occurred simultaneously. Royalty payments received from Conexant are recorded as an offset to operating expenses as Gain on Sale of HSP Modem Products and Related Royalties.

      We are focused on growing revenue from our wireless products and maximizing the monetary value of our intellectual property. These are two key priorities for fiscal 2004. Growth in wireless product revenue is dependent both on gaining further revenue traction in our existing products as well as further acquisitions to support our wireless initiatives. Starting in the third quarter of fiscal 2003 all of our product revenue has been from our wireless products and licensing. There has not been enough history to evaluate whether there is significant seasonality in revenue between fiscal quarters for the wireless product portfolio taken as a whole. Licensing revenue is dependent on signing new license agreements and the success of our licensees in the marketplace. New licenses often contain up front payments pertaining to past royalty liability, or one time payments if the license is perpetual. That can make license revenue uneven between fiscal years as well as fiscal quarters.

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

      We account for revenue from our Wi-Fi and cellular mobility software, including related maintenance rights, under SOP 97-2 Software Revenue Recognition. Where the software license is perpetual and vendor specific objective evidence can be established between the software license and any related maintenance rights, the software license revenue is recognized upon delivery of the software and the maintenance is recorded pro-rata over the life of the maintenance rights. Where part of the licensing agreement requires engineering services to customize software for the customer needs, the revenue for these services is recognized when the initial software license is delivered. Where the vendor specific objective evidence cannot be established, and the only undelivered item is maintenance, the software license revenue, the revenue associated with engineering services, if applicable, and the related maintenance rights are combined and recognized pro-rata over the expected term of the maintenance rights. Where the software is sold on a fixed term license, the software license, the revenue associated with engineering services, if applicable, and maintenance revenue is recorded pro-rata over the fixed term.

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

                      INVENTORY WRITE-DOWNS AND RECOVERIES

      Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of September 30, 2004 and December 31, 2003 were composed of raw materials, subassemblies, finished goods and work-in-process. We regularly monitor inventory quantities on hand and, based on our current estimated requirements, it was determined that there was no excess inventory, not reserved, as of September 30, 2004 and December 31, 2003. Due to competitive pressures and technological innovation, we may have excess inventory in the future. Write-downs of inventories would have a negative impact on gross margin.

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

      As of September 30, 2004 and December 31, 2003, respectively, we had accrued royalties of approximately $3.2 million. However, the amounts accrued may be inadequate and we may be required to record additional expense if royalty payments are settled at a higher rate than expected. In addition, settlement arrangements may require royalties for past sales of the associated products.

STOCK-BASED COMPENSATION

      We account for our stock option plans using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of our stock at the date of the grant over the amount that must be paid to acquire the Stock. SFAS No. 123, "Accounting for Stock-Based Compensation", issued subsequent to APB No. 25 -- and amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", defines a fair value based method of accounting for employee stock options, but allows companies to continue to measure compensation cost for employees using the intrinsic value method of APB No. 25. We do not expense stock options, but do expense restricted stock grants. We record the issuance of restricted stock grants based on the fair value on the date of the grant and amortize the value over the life of the restriction using the straight-line method. As required by SFAS No. 123, we disclose the summary pro forma effects to reported income as if we had elected to recognize compensation expense based on the fair value of the stock based awards to our employees. The calculation of the fair value of these awards is determined using the Black- Scholes option pricing model. The highly subjective assumptions underlying this model include expected stock price volatility and expected option life.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (All amounts in tables, other than percentages, are in thousands)

Revenues

                               MOBILITY       RF        MAXRAD
                               SOLUTIONS   SOLUTIONS    PRODUCT     LICENSING    MODEMS     ELIMINATION     CONSOLIDATED
                               ---------    --------    --------    ---------   --------    -----------     ------------
Revenue, three months ended
  September 30, 2004            $  1,118    $  2,578    $  5,684    $   1,377   $     --    $       (22)      $ 10,735

% change from year ago period      131.0%       (4.4)%        --%        62.0%        --%            --%         166.4%
Revenue, three months ended
  September 30, 2003            $    484    $  2,696    $     --    $     850   $     --    $        --       $  4,030
Revenue, nine months ended
  September 30, 2004            $  4,020    $  7,485    $ 16,625    $   4,836   $     --    $       (43)      $ 32,923

% change from year ago period      312.3%       45.2%         --%        32.0%        --%            --%          20.7%
Revenue, nine months ended
  September 30, 2003            $    975    $  5,155    $     --    $   3,665   $ 17,493    $        --       $ 27,288

      Revenue increased 166.4% in the three months ended September 30, 2004 compared to the same period in fiscal 2003. The significant increase in revenues in the Mobility Solutions segment is attributed to the accumulation of carrier contract wins for Roaming Client. The decrease in the RF Solutions segment is due to a decline in carrier customers capital spending. The increase in the MAXRAD Product segment is due to the MAXRAD acquisition in January 2004. The increase in the Licensing segment reflects the addition of the Broadcom license announced in the fourth quarter of fiscal 2003, partially offset by reductions in older licensing contracts.

      Revenue increased 20.7% in the nine months ended September 30, 2004 compared to the same period in fiscal 2003. The increase is primarily attributed to the MAXRAD acquisition in January 2004 and increased revenue in other segments, offset by sale of the modem product line to Conexant in May 2003. The increase in the Mobility Solutions segment is attributed to the accumulation of carrier contract wins for Roaming Client. The increase in the RF Solutions segment is due to us not acquiring DTI until March 2003, which resulted in us owning the operations for just two full quarters in fiscal 2003 as compared to three full quarters in fiscal 2004. The increase in the MAXRAD Product segment is due to the MAXRAD acquisition in January 2004. The increase in the Licensing segment reflects the addition of the Broadcom license announced in the fourth quarter of fiscal 2003, partially offset by reductions in older licensing contracts.

Gross Profit

                                   MOBILITY        RF        MAXRAD
                                   SOLUTIONS    SOLUTIONS    PRODUCT     LICENSING      MODEMS   ELIMINATION   CONSOLIDATED
                                   ---------    ---------    --------    ---------     --------  ------------  ------------
Gross profit, three months
  ended September 30, 2004         $  1,059     $  1,696     $  2,368     $  1,162     $     --    $     --     $  6,285
Percentage of revenue                  94.7%        65.8%        41.7%        84.4%          --%         --%        58.5%
% change from year ago period                                                                                       91.9%
Gross profit, three months
  ended September 30, 2003         $    428     $  2,017     $     --     $    830     $     --    $     --     $  3,275
Percentage of revenue                  88.4%        74.8%          --%        97.6%          --%         --%        81.3%
Gross profit, nine months ended
  September 30, 2004               $  3,891     $  5,039     $  6,945     $  4,602     $     --    $     (5)    $ 20,472
Percentage of revenue                  96.8%        67.3%        41.8%        95.2%          --%         --%        62.2%
% change from year ago period                                                                                       26.2%
Gross profit, nine months ended
  September 30, 2003               $    902     $  3,710     $     --     $  3,645     $  7,960    $     --     $ 16,217
Percentage of revenue                  92.5%        72.0%          --%        99.5%        45.5%        --%         59.4%

      Gross profit increased 91.9% and 26.2% in the three and nine months ended September 30, 2004, respectively, compared to the same periods in fiscal 2003. The increase in gross profit percent is principally attributed to the transition from lower gross profit modem products to higher gross profit wireless products.

      Gross profit as a percentage of revenue decreased to 58.5% from 81.3% for the three months ended September 30, 2004 compared to the same period in fiscal 2003. The decrease is attributed to the addition of the MAXRAD Product segment in 2004 that is in an industry with lower gross profit then our other segments. Gross profit as a percentage of revenue increased to 62.2% from 59.4% for the nine months ended September 30, 2004 compared the same period in fiscal 2003. The increase is attributed to the Mobility Solutions segment. We believe that the MAXRAD Product segment gross profit percentage will decline for the fourth quarter of fiscal 2004 due to the addition of the acquired antenna product lines from Andrew Corporation and that the other segments' long-term gross profit percentage trend for the fourth quarter of fiscal 2004 will be similar to the results for the third quarter of fiscal 2004.

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

Research and Development

                                               THREE MONTHS          THREE MONTHS           NINE MONTHS           NINE MONTHS
                                            ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                   2004                  2003                  2004                  2003
                                            ------------------    -------------------   -------------------   -------------------
Research and development.................        $  1,972              $  1,792              $  6,129              $  6,093
Percentage of revenues...................            18.4%                 44.5%                 18.6%                 22.3%
% change from year ago period............            10.0%                                        0.6%

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

      Research and development expenses increased approximately $0.2 and $0.04 million for the three and nine months ended September 30, 2004 compared to the same periods in fiscal 2003. The increase is primarily attributable to higher research and development expenses related to the addition of the MAXRAD Product segment as compared to the research and development expenses related to our disposed modem product line.

Sales and Marketing

                                                THREE MONTHS          THREE MONTHS            NINE MONTHS           NINE MONTHS
                                              ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                    2004                  2003                   2004                  2003
                                              -------------------   -------------------   -------------------   -------------------
Sales and marketing.......................        $  2,612              $  1,501              $  8,081               $  5,655
Percentage of revenues....................            24.3%                 37.2%                 24.5%                  20.7%
% change from year ago period.............            74.0%                                       42.9%

      Sales and marketing expenses consist primarily of personnel costs, sales commissions and marketing costs. Marketing costs include promotional costs, public relations and trade shows.

      Sales and marketing expenses have increased by $1.1 and $2.4 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods in fiscal 2003. The increase for the three months ended September 30, 2004 compared to 2003 was due to sales and marketing expenses of $0.9 million related to the addition of the MAXRAD Product segment and increase in the reserve for bad debt of $0.2 million. The increase for the nine months ended September 30, 2004 compared to 2003 was due to sales and marketing expenses of $2.6 million related to the addition of the MAXRAD Product segment, net of a decrease of $0.2 million related to the Mobility Solutions segment.

General and Administrative

                                               THREE MONTHS          THREE MONTHS           NINE MONTHS            NINE MONTHS
                                            ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                   2004                    2003                   2004                  2003
                                            -------------------   -------------------    -------------------   -------------------
General and administrative..............        $  3,761                $  2,644              $ 10,160              $  7,295
Percentage of revenues..................            35.0%                   65.6%                 30.9%                 26.7%
% change from year ago period...........            42.2%                                         39.3%

      General and administrative expenses include costs associated with our general management and finance functions as well as professional service charges, such as legal, tax and accounting fees. Other general expenses include rent, insurance, utilities, travel, and other operating expenses to the extent not otherwise allocated to other functions.

      General and administrative expenses increased $1.1 and $2.9 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods in fiscal 2003. The increase for the three months ended September 30, 2004 compared to 2003 was due to general and administrative expenses of $0.5 million related to the addition of the MAXRAD Product segment, $0.3 million related to compliance with new regulations under the Sarbanes-Oxley Act of 2002 and increased legal expenses of $0.3 million. The increase for the nine months ended September 30, 2004 compared to 2003 was due to general and administrative expenses of $1.5 million related to the addition of the MAXRAD Product segment, $0.8 million related to compliance with new regulations under the Sarbanes-Oxley Act of 2002 and increased legal expenses of $0.6 million. We currently expect our intellectual property litigation costs to be approximately $3.5 million on an annual basis.

Amortization of Other Intangible Assets

                                           THREE MONTHS            THREE MONTHS           NINE MONTHS           NINE MONTHS
                                        ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                               2004                    2003                  2004                   2003
                                        -------------------     -------------------   -------------------    -------------------
Amortization of other intangible
 assets.............................          $  709                  $  343               $  2,132                $  781
Percentage of revenues..............             6.6%                    8.5%                   6.5%                  2.9%

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

      As discussed above, we have adopted the provisions of SFAS No. 142, "Goodwill and Other Intangibles," under which goodwill is no longer being amortized and will be tested for impairment at least annually. During 2003, an independent valuation firm conducted the annual impairment test, the result of which the Company did not record an impairment of goodwill or other intangible assets. Amortization of intangible assets increased $0.4 and $1.4 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods in fiscal 2003, due to the acquisitions of DTI and MAXRAD.

Restructuring Charges

                                           THREE MONTHS           THREE MONTHS            NINE MONTHS           NINE MONTHS
                                         ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                               2004                   2003                   2004                  2003
                                         -------------------    -------------------    -------------------   -------------------
Restructuring charges (credits)......          $ (136)               $    288                $ (195)              $  2,940
Percentage of revenues...............            (1.3)%                   7.1%                 (0.6)%                 10.8%

      Restructuring expenses decreased $0.4 and $3.1 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods in fiscal 2003. In May 2003, we completed the sale of certain of our assets to Conexant relating to a component of our HSP modem product line. As a result of the disposition, 29 employees were transferred to Conexant. An additional 26 employees, both foreign and domestic, were terminated along with the related facilities closures. The total restructuring aggregated $3.2 million consisting of severance and employment related costs of $1.8 million and costs related to closure of excess facilities as a result of the reduction in force of $1.4 million.

      As of September 30, 2004, approximately $1.8 million of termination compensation and related benefits had been paid to terminated employees and approximately $0.7 million of lease payments and related costs had been paid to the landlord for the excess facilities. As of September 30, 2004, the remaining accrual balance of $0.7 million restructuring will be paid monthly through January 2006.

Gain on sale of assets and related royalties

                                            THREE MONTHS           THREE MONTHS           NINE MONTHS           NINE MONTHS
                                         ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                2004                  2003                  2004                  2003
                                         -------------------    -------------------    -------------------   -------------------
Gain on sale of assets and related
 royalties...........................          $  500               $    644               $  1,500              $  4,976
Percentage of revenues...............             4.7%                  16.0%                   4.6%                 18.2%

      In May 2003, PCTEL and Conexant completed an Intellectual Property Assignment Agreement and Cross-License Agreement concurrently with the sale of certain of our assets relating to a component of our modem product line. We provided Conexant with a non-exclusive, worldwide license to certain of our soft modem patents. In consideration for the rights obtained by Conexant from us under this agreement, and taking into account the value of patent rights obtained by us from Conexant under this agreement, during the period beginning on July 1, 2003 and ending on September 30, 2007, Conexant agreed to pay to us, on a quarterly basis, royalties in the amount of ten percent (10%) of the revenue received during the royalty period, up to a maximum amount of $0.5 million per quarter with respect to each calendar quarter during the royalty period, contingent upon sales by Conexant during the period. Any such future payments by Conexant to us in connection with the Intellectual Property Assignment Agreement will be recorded as part of the gain on sale of assets and related royalties in the statement of operations.

      Amortization of Deferred Compensation

                                                    THREE MONTHS          THREE MONTHS         NINE MONTHS          NINE MONTHS
                                                ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                         2004                2003                 2004                   2003
                                                -------------------   -------------------  -------------------  -------------------
Amortization of deferred compensation.........        $  384                $  208               $1,040              $  748
Percentage of revenues........................           3.6%                 5.2%                  3.2%               2.7%
% change from year ago period.................          84.6%                                      39.0%

      In connection with the grant of restricted stock to employees in 2004, 2003, 2002 and 2001, we recorded deferred stock compensation of $3.2, $0.8, $3.7 and $1.8 million, respectively, representing the fair value of our common stock on the date the restricted stock was granted. Such amounts are presented as a reduction of stockholders' equity and are amortized ratably over the vesting period of the applicable shares.

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

      We expect the amortization of deferred stock compensation to be approximately $0.3 million per quarter through fiscal 2005 based on restricted stock grants and stock option grants through September 30, 2004. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. If we grant additional restricted stock, the amortization of deferred compensation will increase.

Other Income, Net

                                            THREE MONTHS          THREE MONTHS           NINE MONTHS           NINE MONTHS
                                         ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                2004                  2003                  2004                  2003
                                         -------------------   -------------------   -------------------   -------------------
Other income, net.....................       $    349               $  291               $    859               $1,120
Percentage of revenues................            3.3%                 7.2%                   2.6%                 4.1%
% change from year ago period.........           19.9%                                      (23.3)%

      Other income, net, consists of interest income, net of interest expense. Interest income is expected to fluctuate over time. Other income, net, was flat and decreased $0.3 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods in fiscal 2003 due to the decline in cash balances and in average interest rates on investments to 1.4% from 1.9%.

Provision for Income Taxes

                                            THREE MONTHS          THREE MONTHS           NINE MONTHS           NINE MONTHS
                                         ENDED SEPTEMBER 30    ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                2004                  2003                  2004                  2003
                                         -------------------   -------------------   -------------------   -------------------
Provision (Benefit) for income taxes...        $   458                $(248)              $   (714)               $(155)
Effective tax rate.....................             21%                 10%                     16%                   7%

      For the three and nine months ended September 30, 2004, we recorded a net tax provision and benefit of $0.5 and $0.7 million, respectively, as we will carryback the federal and state current period loss to prior years. Our tax provision rate for fiscal year 2004 is 10%. This rate differs from the federal statutory rate of 35% due to the impact of loss carryback to prior years, deferred revenue recognized from 2003 and other temporary timing differences.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                      NINE MONTHS                 NINE MONTHS
                                                                                ENDED SEPTEMBER 30, 2004   ENDED SEPTEMBER 30, 2003
                                                                                ------------------------   ------------------------
Net cash provided by (used in) operating activities..........................        $    (4,264)                $     1,864
Net cash provided by (used in) investing activities..........................             (1,487)                     32,100
Net cash provided by financing activities....................................              1,843                       2,618
Cash, cash equivalents and short-term investments at the end of period.......            102,085                     108,624
Working capital at the end of period.........................................             97,248                     104,333

      The decrease in net cash provided by operating activities for the nine months ended September 30, 2004 compared to the same period in 2003 was primarily due to the decreases in income taxes payable, deferred revenue and accrued liabilities of $1.8, $0.6, $0.7 million, respectively, and the increases in accounts receivable, inventories, prepaid expenses and accounts payable of $0.8, $0.6, $0.3 and $0.3 million, respectively. The decrease in net cash provided by investing activities for the nine months ended September 30, 2004 compared to the same fiscal period in 2003 consists primarily of the acquisition of MAXRAD for $18.2 million, net of cash acquired of $2.4 million, reduced cash provided by the sales and maturities of short-term investments of $19.2 million compared to $36.7 million in fiscal 2003 and the additional purchase price consideration of $1.5 million paid to DTI for their 2003 earn-out. The decrease in net cash provided by financing activities for the nine months ended September 30, 2004 compared to the same period in fiscal 2003 consists primarily of payments for repurchase of common stock of $3.3 million in the nine months ended September 30, 2004 compared to $6.2 million in the same period in fiscal 2003, offset by lower proceeds from the issuance of common stock of $5.1 million in the nine months ended September 30, 2004 compared to $8.8 million in the same period in fiscal 2003.

      In October of 2004, we purchased selected antenna assets associated with Andrew Corporation's mobile antenna business for $10 million in cash. In November of 2004, we purchased an approximately 75,000 square foot building located in Bloomingdale, Illinois for approximately $4.86 million.

      In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock, which was completed in February 2003. In February and November 2003, we extended our stock repurchase program to repurchase up to 1,000,000 and 500,000 additional shares, respectively, on the open market from time to time. Since the inception of the stock repurchase program we have repurchased 1,864,600 shares of our outstanding common stock for approximately $14.8 million. During the three months ended September 30, 2004, we repurchased 155,700 shares of our outstanding common stock for approximately $1.5 million.

      In January 2004, we completed the acquisition of MAXRAD. In exchange for the outstanding capital stock of MAXRAD, we paid $18.2 million, net of cash acquired of $2.4 million, out of our available working capital.

      As of September 30, 2004, we had $102.3 million in cash and cash equivalents, restricted cash and short-term investments and working capital of $97.2 million. Accounts receivable, as measured in days sales outstanding, was 57 and 40 days at September 30, 2004 and 2003, respectively. The increase in days sales outstanding was primarily due to MAXRAD product's longer payment cycles.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following summarizes our contractual obligations (non-cancelable operating leases) for office facilities and the 2003 restructuring as of September 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

                                        LESS THAN                             AFTER
                               TOTAL      1 YEAR    1-3 YEARS    4-5 YEARS   5 YEARS
                              --------  ---------   ---------    ---------   -------
Contractual obligations
   Operating leases           $  1,593   $   565      $1,028       $ --       $ --
                              --------   -------      ------       ----       ----
   2003 Restructuring              709       435         274         --         --
                              --------   -------      ------       ----       ----
   Total obligations          $  2,302   $ 1,000      $1,302       $ --       $ --
                              ========   =======      ======       ====       ====

      As of September 30, 2004, we have non-cancelable operating leases for office facilities of $1.6 million through July 2007, unpaid restructuring (severance and employment related costs and costs related to closure of excess facilities) of $0.7 million through January 2006 and no outstanding firm inventory purchase contract commitments with our major suppliers.

      As part of the acquisition of DTI there is an earn-out over two years if certain milestones are achieved. At our option, DTI could be paid in PCTEL stock or cash. For the year ended December 31, 2003, DTI earned $1.5 million cash payout that was paid on May 4, 2004. We are currently estimating the 2004 DTI earn-out to be an immaterial amount.

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

WE MAY NEVER ACHIEVE THE ANTICIPATED BENEFITS FROM OUR RECENT ACQUISITIONS OF MAXRAD, INC. AND CERTAIN ASSETS OF ANDREW CORPORATION

      We acquired MAXRAD, Inc. in January of 2004 and certain assets of Andrew Corporation in October of 2004 as part of our continuing efforts to expand our wireless line and product offerings. We may experience difficulties in achieving the anticipated benefits of these acquisitions. MAXRAD's business is the design and manufacture of antenna products and accessories used in wireless systems and the assets of Andrew Corporation that were acquired are used in our MAXRAD Product segment. These acquisitions represent a significant expansion of and new direction for our wireless connectivity business. Potential risks with these acquisitions include:

      - the loss or decrease in orders of one or more of the major customers,

      -     decrease in demand for wireless devices that use these products,

      - problems related to the operation of assembly facilities in China, and

      - difficulties in assimilation of acquired personnel, operations, technologies or products.

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

      -     Chipset manufacturers not seeing the value provided by SoftAP, and

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

      We assemble our MAXRAD products in our manufacturing facilities located in Illinois and China and intend to assemble products acquired from Andrew Corporation in our Illinois manufacturing facilities after transition of these operations from Andrew Corporation. We may experience delays, disruptions, capacity constraints or quality control problems at our assembly facilities, which could result in lower yields or delays of product shipments to our customers. In addition, we are having an increasing number of our MAXRAD products manufactured in China via contract manufacturers. Any disruption of our own or contract manufacturers' operations could cause us to delay product shipments, which would negatively impact our sales, competitive reputation and position. In addition, if we do not accurately forecast demand for our products, we will have excess or insufficient parts to build our product, either of which could seriously affect our operating results.

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

      Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of September 30, 2004, we employed a total of 56 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

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

                        RISKS RELATED TO OUR COMMON STOCK

THE TRADING PRICE OF OUR STOCK PRICE MAY BE VOLATILE BASED ON A NUMBER OF FACTORS, SOME OF WHICH ARE NOT IN OUR CONTROL.

      The trading price of our common stock has been highly volatile. The common stock price has fluctuated from a low of $8.00 to a high of $13.20 over the last twelve months. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

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

UNDER NEW REGULATIONS REQUIRED BY SARBANES-OXLEY ACT OF 2002, A QUALIFIED OR AVERSE OPINION ON OUR INTERNAL CONTROLS COULD BE ISSUED BY OUR AUDITORS, AND THIS COULD HAVE A NEGATIVE IMPACT ON OUR STOCK PRICE.

      We must comply with the rules promulgated under section 404 of the Sarbanes-Oxley Act of 2002, by December 31, 2004. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, we cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner. If we do not complete our compliance activities under Section 404 or the processes and procedures that we implement for our internal controls over financial reporting are inadequate, our independent auditors may either issue a qualified opinion on the effectiveness of our internal controls or disclaim an opinion altogether as it relates to our internal controls or this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our Common Stock to decline and such a reaction could also make it more difficult for us to finance our operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risks. We manage the sensitivity of our results of operations to credit risks and interest rate risk by maintaining a conservative investment portfolio, which is comprised solely of, highly rated, short-term investments. We have investments in both fixed rate and floating rate interest earning instruments. Fixed rate securities may have their fair market value adversely impacted based on the duration of such investments if interest rates rise, while floating rate securities and the reinvestment of funds from matured fixed rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better, and money market funds. We have accumulated a $0 and $26,000 unrealized holding gain as of September 30, 2004 and December 31, 2003, respectively. A hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at September 30, 2004.

      We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating all transactions in U.S. dollars. If the U. S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the nine months ended September 30, 2004. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the U. S. dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuation gains for the nine months ended September 30, 2004 and year ended December 31, 2003 was $51,000 and $65,000, respectively.

      ITEM 4: CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures.

      Our management carried out an evaluation, with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of our quarter ended September 30, 2004. This evaluation, which included a review of our internal controls over financial reporting, led to a determination that an internal control deficiency existed in our revenue cut-off procedures in our operations conducted in our facility in Germantown, Maryland. The revenue cut-off procedures that were in place permitted revenues to be recognized at the end of a fiscal period based on the packing date of product shipment without requiring a signed bill of lading to confirm actual product shipment. Our CEO and CFO have concluded that the failure of our financial reporting systems to require this confirmation is a significant deficiency that compromised the effectiveness of our internal controls. A significant deficiency is defined under the rules of [PCAOB] as a control deficiency in a company's financial reporting processes that creates more than a remote likelihood that a misstatement of the company's financial statements that is more than inconsequential will not be prevented or detected.

      We have corrected this control deficiency through the implementation of a compensating manual control that requires at the end of each month a complete reconciliation of all products recorded as shipped and released to revenue with actual bills of lading. We believe this control effectively eliminates the internal control deficiency identified in respect of our revenue cut-off procedures.

      With the exception of this internal control deficiency, our CEO and CFO concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls.

      Except as noted in paragraph (a) above, there was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

PCTEL, INC.

PART II. OTHER INFORMATION FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
2004

ITEM 1 LEGAL PROCEEDINGS

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

On March 19, 2002, plaintiff Ronald H. Fraser ("Fraser") filed a Verified Complaint (the "Complaint") in Santa Clara County (California) Superior Court for breach of contract and declaratory relief against the Company, and for breach of contract, conversion, negligence and declaratory relief against the Company's transfer agent, Wells Fargo Bank Minnesota, N.A ("Wells Fargo"). The Complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering on April 14, 2000. Wells Fargo filed a Verified Answer to the Complaint on June 12, 2002. On July 10, 2002, the Company filed a Verified Answer to the Complaint, denying Fraser's claims and asserting numerous affirmative defenses. Wells Fargo and the Company each filed Cross-complaints against the other for indemnity. On November 18, 2002, the parties conducted mediation but were unable to reach a settlement.

Wells Fargo filed a motion for summary judgment, or alternatively for summary adjudication, which was heard on July 29, 2003. On July 30, the Court granted Wells Fargo's motion for summary adjudication on Fraser's Third and Fourth Causes of action for Breach of Fiduciary Duty and Declaratory Relief, but denied Wells Fargo's motion for summary judgment and summary adjudication of Fraser's First and Second Causes of Action for Breach of Contract and Conversion. The Company filed a Motion for Summary Judgment or, Alternatively, Summary Adjudication, against Fraser. The Motion was scheduled for December 9, 2003. Fraser filed a motion for leave to amend his complaint, which was also heard on December 9, 2003. The Court granted Fraser's motion and denied the Company's motion as moot. Trial of this matter had been set for January 12, 2004, but the trial date was vacated in light of the amended complaint. The Company re-filed its Motion for Summary Judgment or, Alternatively, Summary Adjudication, against Fraser. Trial was scheduled for September 20, 2004.

On August 16, 2004, the Court signed an Order denying PCTEL's motion for summary judgment but granting in part and denying in part PCTEL's alternative motion for summary adjudication of Fraser's first cause of action for breach of contract, and granting PCTEL's motion for summary adjudication of Fraser's fifth cause of action for declaratory relief. Shortly thereafter, Wells Fargo and the Company dismissed the Cross-complaints against one another. At the Mandatory Settlement Conference on September 15, 2004, Fraser stipulated to judgment in favor of the Company. Fraser intends to appeal the judgment against him, and the Company will be opposing the appeal.

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

Litigation with Agere and Lucent

      On May 23, 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of our patents and that Lucent was infringing three of our patents. Agere and Lucent filed their answers to our complaint. Agere filed a counterclaim asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere. We filed our reply to Agere's counterclaim in August 2003. This case has been consolidated for claims construction discovery with the litigation against U.S. Robotics Corporation and 3Com Corporation. Claims construction discovery under the Patent Local Rules is underway. A hearing on the construction of the claims of the patents is scheduled for January 12, 2005. On July 28, 2004, we received from the U.S. Patent Office a Notice of Intent to Issue Ex Parte Reexamination Certificate for patent number 5,787,305 (the `305 patent). The `305 patent was asserted in the lawsuit against Agere and Lucent but proceedings with respect to this patent were previously stayed due to the reexamination proceeding. PCTEL will now ask the Court to lift that stay so the litigation on the `305 patent may resume. No trial date has been set. Although we believe we have meritorious claims and defenses, we cannot now predict or determine the outcome or resolution of this proceeding.

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

ITEM 2 CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The following table provides the activity of our repurchase program during the three months ended September 30, 2004:

                                                                                  TOTAL NUMBER         MAXIMUM NUMBER OF
                                                                 AVERAGE      OF SHARES PURCHASED      SHARES THAT MAY
                                            TOTAL NUMBER OF    PRICE PAID     AS PART OF PUBLICLY      YET BE PURCHASED
                                           SHARES PURCHASED     PER SHARE    ANNOUNCED PROGRAM (1)     UNDER THE PROGRAM
                                           ----------------    ----------    ---------------------     -----------------
JULY 1, 2004 -- JULY 31, 2004                       --                --                  --                791,100
AUGUST 1, 2004 -- AUGUST 31, 2004              155,700          $   9.33           1,864,600                635,400
SEPTEMBER 1, 2004 -- SEPTEMBER 30, 2004             --                --                  --                635,400
                                               -------          --------          ----------               --------

      (1) In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock, which was completed in February 2003. We announced this stock repurchase program in our Quarterly Report Form 10-Q for the quarterly period ended September 30, 2002. In February and November 2003, we extended our stock repurchase program to repurchase up to 1,000,000 and 500,000 additional shares, respectively, on the open market from time to time. We announced the extensions of our stock repurchase program in our stock repurchase program in our quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and in our Annual Report on Form 10-K for the period ended December 31, 2003, respectively.

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

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 EXHIBIT
  NUMBER                                      DESCRIPTION
- --------                                      -----------
    2.4*    Asset Purchase Agreement dated October 27, 2004, by and among PCTEL, Inc., MAXRAD, Inc.
            and ANDREW CORPORATION

   10.44    Purchase and Sale Agreement dated November 1, 2004, between PCTEL, Inc. and Evergreen Brighton, L.L.C.

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

      * Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to such agreement have been omitted. PCTEL agrees to supplementally furnish a copy of such schedules to the commission upon request.

      (b) Reports on Form 8-K:

      We furnished a report on Form 8-K dated August 3, 2004 announcing our financial results for fiscal quarter ended June 30, 2004. Such a report was "furnished" but not "filed" with the SEC.

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

                                              PCTEL, Inc.
                                              A Delaware Corporation
                                              (Registrant)

                                              /s/ MARTIN H. SINGER
                                              --------------------------
                                              Martin H. Singer
                                              Chairman of the Board and
                                              Chief Executive Officer

Date: November 9, 2004