Form 10-K
period 2004-12-31
PC TEL INC
filed 2005-03-31
CIK 1057083

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



             FOR THE YEAR ENDED DECEMBER 31, 2004


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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

As of June 30, 2004, the last business day of Registrant's most recently completed second fiscal quarter, there were 20,827,414 shares of Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on June 30, 2004) was approximately $182,040,346. Shares of Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2005, the number of shares of the Registrant's common stock outstanding was 20,766,533.

Certain sections of Registrant's definitive Proxy Statement relating to its Annual Stockholders' Meeting to be held on June 2, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  PCTEL, INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                                   PAGE
                                                                                   ----
                                        PART I
Item 1              Business....................................................     1
Item 2              Properties..................................................     5
Item 3              Legal Proceedings...........................................     5
Item 4              Submission of Matters to a Vote of Security Holders.........     7
Item 4A             Executive Officers of the Registrant........................     7

                                        PART II
Item 5              Market for Registrant's Common Equity and Related
                    Stockholder Matters.........................................     8
Item 6              Selected Consolidated Financial Data........................    10
Item 7              Management's Discussion and Analysis of Financial Condition
                    And Results of Operations...................................    11
Item 7A             Quantitative and Qualitative Disclosures about Market
                    Risk........................................................    33
Item 8              Financial Statements and Supplementary Data.................    35
Item 9              Changes in and Disagreements with Accountants on Accounting
                    And Financial Disclosure....................................    70
Item 9A             Controls and Procedures.....................................    70
Item 9B             Other Information...........................................    71
                                       PART III
Item 10             Directors and Executive Officers of the Registrant..........    71
Item 11             Executive Compensation......................................    72
Item 12             Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters..................    72
Item 13             Certain Relationships and Related Transactions..............    72

                                        PART IV
Item 14             Principal Accountant Fees and Services......................    72
Item 15             Exhibits and Financial Statement Schedules..................    72
Signatures......................................................................    77

                                     PART I

ITEM 1:  BUSINESS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning the future operations, financial condition and prospects, and business strategies. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Investors in the common stock are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the future business, financial condition, or results of operations to differ materially from the historical results or currently anticipated results. Investors should carefully review the information contained under the caption "Factors That May Affect the Business, Financial Condition, and Future Operating Results," beginning on page 24 of the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in, or incorporated by reference into, this report.

OVERVIEW

     PCTEL, Inc. ("PCTEL", the "company", or "we") provides wireless connectivity products and technology to wireless carriers, aggregators of Internet connectivity, wireless Internet service providers (WISP's), PC OEM's, and wireless equipment manufacturers. The company brings together expertise in RF platform design, mobility software, and hardware. The company's products simplify mobility, provide wireless intelligence, and enhance wireless performance. Additionally, the company licenses both patented and proprietary access technology, principally related to analog modems, to modem solution providers.

Antenna Products Group

     The Antenna Products Group (APG) product line consists of wireless communication antennas designed to enhance the performance of broadband wireless, in-building wireless, wireless Internet service providers and Land Mobile Radio (LMR) applications. The Antenna Products Group was formed around the business of MAXRAD, Inc, which was acquired in January 2004. As a result of the October 2004 acquisition of certain antenna product lines from Andrew Corporation ("Andrew"), APG expanded the product line to include GPS (Global Positioning Systems), satellite communications (Mobile SATCOM) and on-glass mobile antennas.

     APG products are sold to end user customers and dealers through distributors and via direct sales channels to wireless equipment manufacturers. The products are sold under the MAXRAD, Antenna Specialists(R) and Micro-Pulse brands.

     Revenue growth in this segment is tied to emerging wireless applications in broadband wireless, in-building wireless, wireless Internet service providers, GPS and Mobile SATCOM. The LMR and on-glass mobile antenna applications represent mature markets.

     There are many competitors for the APG product line, as the market is highly fragmented. Competitors include such names as Cushcraft, Mobile Mark, Radiall/Larsen, Comtelco, Wilson, and Antennex. APG seeks out product applications that command a premium for product performance and customer service, and seeks to avoid product applications characterized by commoditization.

RF Solutions Group

     The RF Solutions Group (RFSG) product line consists of software-defined radio products designed to measure and monitor cellular networks. The RF Solutions Group was formed around the business of DTI, Inc., which was acquired in March 2003. The RFSG products represent a cost effective solution for simplifying wireless intelligence. The technology is sold in three forms; as OEM radio frequency receivers, as integrated systems solutions, and as components and systems to U.S. government agencies. The SeeGull(TM) family of OEM receivers collects and measure RF data, such as signal strength and base station identification in order to analyze wireless signals. The CLARIFY(TM) product line is a receiver system solution that uses patent pending technology to identify and measure wireless network interference. Customers of RFSG products are wireless network operators, wireless infrastructure suppliers, and wireless test and measurement solution providers. The company offers derivatives of the SeeGull(TM) and CLARIFY(TM)products for government security applications to prime contractors that hold the necessary security clearances.

     Revenue in this segment is tied to the deployment of new wireless technology, such as 2.5G and 3G, and the need for existing wireless networks to be tuned and reconfigured on a regular basis. Revenue in this market follows the seasonal capital spending patterns of the large wireless network operators. Revenue for RFSG within each fiscal year is historically seasonal, with a trend of the first quarter being the lowest and each succeeding quarter being higher.

     Competitors for the RFSG product family are OEM's such as Agilent Technologies, Rohde and Schwarz, Anritsu, Panasonic, and Berkley Varitronics. The RFSG products compete on the basis of product performance at a price point that is generally lower than the competition.

Mobility Solutions Group

     The Mobility Solutions Group (MSG) produces Wi-Fi and cellular mobility software products. This family of solutions simplifies access to both wired and wireless data networks. In the wireless domain, the company's products support Wi-Fi (802.11 a/b/g) and all major cellular data networking technologies. For wired access, the company's products support traditional analog dial-up, DSL, and Ethernet connectivity. Revenue in this segment is dominated by the company's Roaming Client product. The Roaming Client is a PC or PocketPC-based application developed to allow users to easily locate and connect to Wi-Fi and Wireless Wide Area Networks (WWANs-GPRS, CDMA 1x or other 2.5G cellular networks) data networks. Customers for these products are not typically individual end-users, but cellular carriers, Internet access service providers, manufacturers, distributors, integrators, or other service aggregators.

     Revenue for the Roaming Client is correlated to the success of data services offered by the customer base. The company describes the roll out of such data services to be in the early stage of market development. It is too early to assess if the market will develop seasonal revenue patterns within the calendar year.

     Competitors for the Roaming Client range from operating system suppliers such as Apple or Microsoft (which offers a level of WLAN client support through its Windows XP offering) to WLAN NIC (Network Interface Card) suppliers (that bundle minimal clients with their hardware offering) to service aggregators that provide a client as part of their service offering such as GRIC, iPASS, and Boingo. The company believes it is unique in that many of these competitors are potential customers for the branded client offering. There are few 'client only' competitors in the WLAN space, such as Smith Micro, and Alice Systems (acquired by Birdstep in November 2004). The single biggest competitive condition for the Roaming Client is product performance.

Licensing

     PCTEL has an intellectual property portfolio consisting of over 130 U.S. patents and applications, primarily in analog modem technology. It also has proprietary DSP based embedded modem technology. Independent of the three product lines, the company has an active licensing program designed to monetize its intellectual property. Companies under license at the end of 2004 include 3COM, Intel, Conexant, Broadcom, Silicon Laboratories, Texas Instruments, Smartlink and ESS Technologies. The company has also asserted its patents and is currently litigating against Agere, Lucent and U.S. Robotics, who are unlicensed and the company believes are infringing PCTEL's intellectual property.

     PCTEL was incorporated in California in 1994 and reincorporated in Delaware in 1998. The principal executive offices are located at 8725 W. Higgins Road, Suite 400, Chicago, Illinois 60631. The telephone number at that address is
(773) 243-3000 and the web site is www.pctel.com. The contents of the web site are not incorporated by reference into this Annual Report on Form 10-K.

DEVELOPMENTS

     The company entered 2001 as an analog modem company, with an intellectual property portfolio that did not have significant revenue associated with it. The personal computer market, which is a significant driver of analog modem volume, was facing significant challenges in the form of reduced IT spending, intense competition and severe pricing pressure. These and other factors caused the company to shift its direction in 2002 from focusing on wire line access for revenue growth to faster growing wireless markets and the monetization of its intellectual property portfolio. The transition out of analog modems was completed in 2003 and the company continues to look for opportunities in wireless markets both through internal development and through acquisitions.

     There were five significant events in the transition to wireless and licensing:

     - Acquisition of cyberPIXIE, Inc. in May 2002, which was the genesis of the company's Mobile Solutions Group.

     - Exit of the DSP based embedded modem product line in June 2002, and conversion of that technology to a licensing program.

     - Acquisition of Dynamic Telecommunications, Inc. (DTI) in March 2003. DTI is now known as the RF Solutions Group (RFSG).

     - Sale of a component of the company's HSP modem product line to Conexant in May of 2003. The company sold the product line but retained its modem patent portfolio for licensing purposes.

     - Acquisition of MAXRAD, Inc. in January 2004. The Antenna Products Group
       (APG) line was further augmented by the acquisition of three product lines from Andrew Corporation in October of 2004.

     During the management discussion and analysis, the APG, RFSG, and MSG products are collectively referred to as wireless products, and the HSP modem and embedded modem products as modem products.

SALES, MARKETING AND SUPPORT

     The company sells its products directly to cellular carriers, wireless Internet providers (WISP's), PC OEM's, and wireless equipment manufacturers and indirectly through distributors. PCTEL employs a direct sales force with a thorough level of technical expertise, product background and industry knowledge. The sales force also supports the sales efforts of the company's distributors.

     The company's marketing strategy is focused on building market awareness and acceptance of the company's new products. The marketing organization also provides a wide range of programs, materials and events to support the sales organization. The company spent approximately $10.9, $7.5 and $7.7 million for the fiscal years 2004, 2003 and 2002 for sales and marketing support.

     As of December 31, 2004, the company employed 33 individuals in sales and marketing with offices in the U.S., Japan, China, Hong Kong and Israel.

     Revenue to major customers representing greater than 10% of total revenues during the last three fiscal years are as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
CUSTOMER                                                      2004   2003   2002
--------                                                      ----   ----   ----
Askey.......................................................   --%    --%    23%
Lite-on Technology (GVC)....................................   --%    --%    25%
Prewell.....................................................   --%    --%    23%
Intel Corporation...........................................   --%    30%    --%
TESSCO Technologies.........................................   10%    --%    --%
                                                               --     --     --
                                                               10%    30%    71%
                                                               ==     ==     ==

     The 2002 revenue for Askey, Lite-on Technology, and Prewell relates to the HSP modem product line that was sold in 2003, and the 2003 revenue for Intel relates to a one-time modem licensing settlement. The 2004 revenue for TESSCO relates to the Antenna Products Group. TESSCO is a distributor of wireless products. See footnote 17 for top customers by segment.

     The following table illustrates the percentage of revenues from domestic sales as compared to foreign sales during the last three fiscal years:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2004   2003   2002
                                                              ----   ----   ----
Domestic sales..............................................   77%    57%    12%
Foreign sales...............................................   23%    43%    88%
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

     The shift over the three-year timeframe from foreign to domestic revenue reflects the transition from modems, which are heavily dominated by Asian sales, to wireless products that are heavily dominated by domestic sales.

     All long-lived assets are in the United States except for certain fixed assets in Tianjin, China. See footnote 17 to the financial statements for disclosure of long-lived assets.

BACKLOG

     Sales of the company's products are generally made pursuant to standard purchase orders, which are officially acknowledged according to standard terms and conditions. The backlog, while useful for scheduling production or software release dates, is not a meaningful indicator of future revenues as the order to ship cycle is extremely short.

RESEARCH AND DEVELOPMENT

     The company recognizes that a strong technical base is essential to the long-term success and has made a substantial investment in research and development. The company will continue to devote substantial resources to product development and patent submissions. The patent submissions for the three wireless product segments are characterized as for defensive purposes, rather than for potential license revenue generation. The company monitors changing customer needs and works closely with the customers, partners and market research organizations to track changes in the marketplace, including emerging industry standards.

     Research and development expenses include costs for software and hardware development, prototyping, certification and pre-production costs. The company spent approximately $8.5, $7.8 and $10.0 million for the fiscal years 2004, 2003 and 2002, respectively in research and development.

     As of December 31, 2004, the company employed 66 employees in research and development.

MANUFACTURING

     The company does final assembly of the products for the APG and RFSG products. The company also has arrangements with several contract manufacturers but is not dependent on any one. Should any of these manufacturers be unsatisfactory, other manufacturers are available. The company has no guaranteed supply or long-term contract agreements with any other of its suppliers.

     MSG products are software licenses and related engineering fees to customize the product for customer networks. The software product delivery cycle is comprised of delivering a product master of the software from which customers make copies for their subscribers.

EMPLOYEES

     As of December 31, 2004, the company had 224 full-time equivalent employees, including 72 in operations, 33 in sales and marketing, 66 in research and development, and 53 in general and administrative functions. None of the employees are represented by a labor union. The company considers the employee relations to be good.

WEB SITE POSTINGS

     The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, are available free of charge through the company's web site as soon as reasonably practicable after the company electronically files such material with, or furnish it to, the United States Securities and Exchange Commission, at the following address: www.pctel.com. The information within, or that can be accessed through the web site is not part of this report.

ITEM 2:  PROPERTIES

     In November 2004, the company purchased a building with approximately 75,000 square feet located in Bloomingdale, Illinois for APG. While the January 2004 acquisition of MAXRAD, included a building with 31,150 square feet located in Hanover Park, Illinois, the company is currently moving into this larger building to accommodate MAXRAD and the products lines acquired from Andrew. The Hanover Park building has been put up for sale but is still currently used in operations. APG also has a small sales and assembly facility lease in Tianjin, China.

     In October 2003, the company signed a fourth amendment to an operating lease for the facility in Germantown, Maryland. This building houses office and assembly space for the RFSG. The lease is for 9,135 square feet and it expires in August 2007.

     In August 2002, the company signed an operating lease for office space in Chicago, Illinois. This office space houses the corporate functions as well as MSG's operations. The lease is for 12,624 square feet and it expires in August 2007. The company also has a sales support office in Tokyo, Japan.

     The company believes that it has adequate space for its current needs.

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

     On November 15, 2004 Fraser filed a notice of appeal. The company believes that this appeal is without merit and intends to defend the appeal vigorously.

Litigation with U.S. Robotics

     On May 23, 2003, the company filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against U.S. Robotics Corporation claiming that U.S. Robotics has infringed one of the company's patents. U.S. Robotics counterclaimed asking for a declaratory judgment that the claims of the patent are invalid and not infringed. This case was consolidated for claims construction discovery with the lawsuit against Agere Systems and Lucent Technologies, and the now-concluded litigation with 3Com Corporation and Broadcom Corporation. Claims construction discovery under the Patent Local Rules has been taken and the claims construction issues have been briefed to the Court. A hearing on the construction of the claims of the patent, originally scheduled for January 12, 2005, was continued by the Court and is now scheduled for April 6, 2005. No trial date has been set. Although the company believes that it has meritorious claims and defenses, the company cannot now predict or determine the outcome or resolution of this proceeding.

Litigation with Agere and Lucent

     On May 23, 2003, the company filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of the company's patents and that Lucent has infringed three of the company's patents. Agere counterclaimed asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere. This case was consolidated for claims construction discovery with the lawsuit against U.S. Robotics Corporation and the now-concluded litigation with 3Com Corporation and Broadcom Corporation.

     Because of a then-pending reexamination proceeding for PCTEL's U.S. Patent No. 5,787,305 (the '305 patent), on December 4, 2003, the claims against Agere and Lucent relating to the "305 patent were stayed by stipulation of the parties. Claims construction discovery under the Patent Local Rules has been taken with respect to the three patents as to which the litigation was not stayed, and the claims construction issues relating to those patents have been briefed to the Court. A hearing on the construction of the claims of those patents, originally scheduled for January 12, 2005, was continued by the Court and is now scheduled for April 6, 2005.

     On July 28, 2004, the company received from the U.S. Patent Office a Notice of Intent to Issue Ex Parte Reexamination Certificate for the '305 patent, and on January 11, 2005, the U.S. Patent Office issued the

Reexamination Certificate. The stay regarding the "305 patent has now been lifted by stipulation of the parties.

     No trial date has been set. Although the company believes that it has meritorious claims and defenses, the company cannot now predict or determine the outcome or resolution of this proceeding.

Litigation with 3Com

     In March 2003, 3Com Corporation filed a lawsuit against the company asserting claims that the company infringed certain 3Com patents and asking for a declaration that one of the company's patents was invalid, unenforceable and not infringed by 3Com. Also in March 2003, the company filed a lawsuit against 3Com asserting claims that 3Com infringed one of the company's patents and asking for a declaration that certain of 3Com's patents were invalid, unenforceable and not infringed by the company. These cases were consolidated for claims construction discovery with the lawsuits against U.S. Robotics Corporation, Agere and Lucent, and the now-concluded litigation with Broadcom Corporation. In November 2004, the parties entered into a settlement agreement which was favorable to the company, and on December 1, 2004, the Court granted the parties' stipulated request that all claims and counterclaims in the 3Com actions be dismissed with prejudice.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No stockholder votes took place during the fourth quarter of the year ended December 31, 2004.

ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to the company's executive officers as of March 1, 2005:

NAME                                     AGE                    POSITION
----                                     ---                    --------
Martin H. Singer.......................  53    Chief Executive Officer, Chairman of the
                                               Board
John Schoen............................  49    Chief Financial Officer and Secretary
Jeffrey A. Miller......................  49    Vice President, Global Sales
Biju Nair..............................  39    Vice President and General Manager,
                                               Mobility Solutions Group

     Dr. Martin H. Singer has been PCTEL's Chief Executive Officer and Chairman of the Board since October 2001. Prior to that, Dr. Singer served as the Non-Executive Chairman of the Board since February 2001 and as one of the company's directors since August 1999. From October 2000 to May 2001, Dr. Singer served as President and Chief Executive Officer of Ultra Fast Optical Systems, Inc. From December 1997 to August 2000, Dr. Singer served as President and CEO of SAFCO Technologies, Inc., a wireless communications company. He left SAFCO in August 2000 after its sale to Agilent Technologies. From September 1994 to December 1997, Dr. Singer served as Vice President and General Manager of the Wireless Access Business Development Division for Motorola, Inc., a communications equipment company. Prior to this period, Dr. Singer held senior management and technical positions in Motorola Inc., Tellabs, Inc., AT&T and Bell Labs. Dr. Singer holds a Bachelor of Arts in Psychology from the University of Michigan, and a Master of Arts and a Ph.D. in Experimental Psychology from Vanderbilt University.

     Mr. John Schoen has been the Chief Financial Officer and Secretary since November 2001. Prior to that, Mr. Schoen was a Business Development Manager at Agilent Technologies, Inc. from July 2000 to November 2001. From May 1999 to July 2000, Mr. Schoen served as Chief Operating Officer and Chief Financial Officer of SAFCO Technologies, Inc. before its acquisition by Agilent Technologies Inc. Prior to this period. Mr. Schoen held various financial positions for over 19 years in Motorola Inc., including Controller of its Wireless Access Business Development Division. Mr. Schoen received a Bachelor of Science in Accounting from DePaul University and is a Certified Public Accountant.

     Mr. Jeffrey A. Miller has been the Vice President of Global Sales since July 2004. Mr. Miller was Vice President of Business Development and Licensing from January 2003 before taking on his Global Sales role.

Prior to that position, in September 2002 Mr. Miller was appointed Vice President of Product Management & New Technology. From November 2001 when he joined PCTEL, until September of 2002, Mr. Miller was Vice President of Engineering. Prior to joining PCTEL, Mr. Miller was Functional Manager of Wireless Optimization Products, Wireless Network Test Division of Agilent Technologies Inc. from July 2000 to November 2001. From January 1998 to July 2001, Mr. Miller served as Vice President of Engineering of SAFCO Technologies, Inc. and led its Test and Measurement Group before its acquisition by Agilent Technologies Inc. From September 1992 to January 1998, Mr. Miller was a Principal Consultant with Malcolm, Miller & Associates providing consulting services to wireless network operators and infrastructure suppliers. From 1978 through September of 1992, Mr. Miller held various technical and management positions at Motorola, Inc.'s Cellular Infrastructure Group. Mr. Miller received a Bachelor of Science in Computer Science from University of Illinois.

     Mr. Biju Nair has been the Vice President and General Manager of the Mobility Solutions Group since May 2003. Prior to that position, in September 2002 Mr. Nair was appointed the Vice President of Product Development. From January 2002 when he joined PCTEL, until September 2002, Mr. Nair served as the Director & General Manager, Wireless Products. Prior to joining PCTEL, Mr. Nair served, from July 2000 to January 2002, as the Global Manager of Wireless Planning, Design and Management solutions at Agilent Technologies. Prior to its acquisition by Agilent Technologies, Mr. Nair served from April 1994 to July 2000 as Vice President and General Manager of Global Software Products at SAFCO Technologies in Chicago. In that capacity, he designed OPAS, the industry's leading wireless post processing software and led the company's launch of its VoicePrint test and measurement product. Mr. Nair holds B.S and M.S degrees in Electronics and Computer Engineering and an advanced degree in Computer Science from Illinois Institute of Technology in Chicago. Mr. Nair is the author of numerous publications for the wireless industry and has presented technical papers at major wireless seminars and panels.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

     PCTEL's common stock has been traded on the NASDAQ National Market under the symbol PCTI since the company's initial public offering on October 19, 1999. The following table shows the high and low sale prices of the company's common stock as reported by the NASDAQ National Market for the periods indicated.

                                                               HIGH     LOW
                                                              ------   -----
FISCAL 2005:
  First Quarter (through March 1, 2005).....................  $ 8.33   $6.97
FISCAL 2004:
  Fourth Quarter............................................  $ 8.88   $6.70
  Third Quarter.............................................  $11.88   $8.00
  Second Quarter............................................  $13.20   $9.32
  First Quarter.............................................  $12.85   $9.67
FISCAL 2003:
  Fourth Quarter............................................  $11.22   $8.15
  Third Quarter.............................................  $14.22   $9.81
  Second Quarter............................................  $13.89   $8.45
  First Quarter.............................................  $ 9.44   $6.10

     The closing sale price of the company's common stock as reported on the NASDAQ National Market on March 1, 2005 was $7.45 per share. As of that date there were 82 holders of record of the common stock.

DIVIDENDS

     The company has never declared or paid cash dividends on the capital stock. The company currently intends to retain all of the earnings, if any, for use in the business and does not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

     The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 10 of this Annual Report on Form 10-K.

ISSUER PURCHASES OF EQUITY SECURITIES

     The following table provides the activity of the company's repurchase program during the three months ended December 31, 2004:

                                                                        TOTAL NUMBER OF       MAXIMUM NUMBER
                                                          AVERAGE      SHARES PURCHASED     OF SHARES THAT MAY
                                      TOTAL NUMBER OF    PRICE PAID   AS PART OF PUBLICLY    YET BE PURCHASED
                                      SHARES PURCHASED   PER SHARE     ANNOUNCED PROGRAM    UNDER THE PROGRAM
                                      ----------------   ----------   -------------------   ------------------
October 1, 2004-
  October 31, 2004..................           --             --                  --             635,400
November 1, 2004-
  November 30, 2004.................      135,400          $7.58           2,000,000             500,000
December 1, 2004-
  December 31, 2004.................           --             --                  --             500,000

     In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the common stock, which was completed in February 2003. In February and November 2003, the company extended the stock repurchase program to repurchase up to 1,000,000 and 500,000 additional shares, respectively, on the open market from time to time. The extensions of the stock repurchase program were announced in the quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and in the Annual Report on Form 10-K for the period ended December 31, 2003, respectively.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2004, 2003, and 2002 and the balance sheet data as of December 31, 2004 and 2003 are derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001, and 2000 are derived from audited financial statements not included in this Form 10-K.

                                                          YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------
                                               2004      2003      2002       2001      2000
                                              -------   -------   -------   --------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues....................................  $48,221   $45,600   $48,779   $ 40,971   $97,183
Cost of revenues............................   19,786    13,464    27,841     27,899    53,940
Modem inventory and royalty expense
  recovery..................................   (3,208)   (1,800)   (7,221)    10,920        --
                                              -------   -------   -------   --------   -------
Gross profit................................   31,643    33,936    28,159      2,152    43,243
                                              -------   -------   -------   --------   -------
Operating expenses:
  Research and development..................    8,506     7,808     9,977     11,554    14,130
  Sales and marketing.......................   10,944     7,503     7,668     10,926    14,293
  General and administrative................   14,402    10,387     5,453     14,023     8,058
  Acquired in-process research and
     development............................       --     1,100       102         --     1,600
  Amortization of other intangible assets...    2,972     1,124        88      3,068     2,638
  Impairment of goodwill and intangible
     assets.................................       --        --        --     16,775        --
  Gain on sale of assets and related
     royalties..............................   (2,000)   (5,476)       --         --        --
  Restructuring charges.....................      (66)    3,462       850      3,787        --
  Amortization of stock based payments......    1,425       958       687      1,081     1,308
                                              -------   -------   -------   --------   -------
     Total operating expenses...............   36,183    26,866    24,825     61,214    42,027
                                              -------   -------   -------   --------   -------
Income (loss) from operations...............   (4,450)    7,070     3,334    (59,062)    1,216
Other income, net...........................    1,261     1,383     3,254      6,154     7,288
                                              -------   -------   -------   --------   -------
Income (loss) before provision (benefit) for
  income taxes..............................   (3,279)    8,453     6,588    (52,908)    8,504
Provision (benefit) for income taxes........     (541)    2,575       435      5,311     2,366
                                              -------   -------   -------   --------   -------
Net income (loss)...........................  $(2,738)  $ 5,878   $ 6,153   $(58,219)  $ 6,138
                                              =======   =======   =======   ========   =======
Basic earnings (loss) per share.............  $ (0.14)  $  0.29   $  0.31   $  (3.02)  $  0.34
Shares used in computing basic earnings
  (loss) per share..........................   19,857    20,145    19,806     19,275    18,011
Diluted earnings (loss) per share before
  extraordinary loss........................  $ (0.14)  $  0.28   $  0.31   $  (3.02)  $  0.30
Shares used in computing diluted earnings
  (loss) per share..........................   19,857    20,975    20,004     19,275    20,514

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            2004       2003       2002       2001       2000
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...........................  $ 83,887   $125,184   $111,391   $125,628   $118,380
Working capital.........................    87,771    112,689    106,618    104,521    130,911
Total assets............................   142,105    143,241    129,426    140,183    192,956
Total stockholders' equity..............   122,923    122,906    112,553    107,761    159,847

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning the future operations, financial condition and prospects, and business strategies. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Investors in the common stock are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the future business, financial condition, or results of operations to differ materially from the historical results or currently anticipated results. Investors should carefully review the information contained under the caption "Factors That May Affect the Business, Financial Condition, and Future Operating Results," beginning on page 24 and elsewhere in, or incorporated by reference into, this report.

INTRODUCTION

     PCTEL is focused on growing wireless revenue and maximizing the monetary value of its intellectual property. These are the two key priorities for the company in 2005. The company reports revenue and gross profit for APG, RFSG, MSG, Licensing and Modems as separate product segments.

     Growth in wireless product revenue is dependent both on gaining further revenue traction in the existing product profile as well as further acquisitions to support the wireless initiatives. Revenue growth in the APG segment is tied to emerging wireless applications in broadband wireless, in-building wireless, wireless Internet service providers, GPS and Mobile SATCOM. The LMR and on-glass mobile antenna applications represent mature markets. A critical factor for 2005 revenue growth is the successful absorption of the product lines purchased from Andrew in October 2004 into APG. Revenue in the RFSG segment is tied to the deployment of new wireless technology, such as 2.5G and 3G, and the need for existing wireless networks to be tuned and reconfigured on a regular basis. Revenue growth in the MSG segment is correlated to the success of data services offered by the customer base. The company describes the roll out of such data services to be in the early stage of market development.

     Licensing revenue is dependent on the signing of new license agreements and the success of the licensees in the marketplace. New licenses often contain up front payments pertaining to past royalty liability, or one time payments if the license is perpetual. This can make licensing revenue uneven. The company has found it necessary to enter into litigation from time to time as a means to bring companies under license. The company is currently in litigation with Agere, Lucent and U.S. Robotics over the use of PCTEL's intellectual property. This litigation is the single largest opportunity to maximize the monetary value of the company's intellectual property.

CRITICAL ACCOUNTING POLICIES

     The preparation of the company's consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of its consolidated financial statements. Management has discussed the critical accounting policies with the Audit Committee.

REVENUE RECOGNITION

     The company sells antenna products, software defined radio products, Wi-Fi and cellular mobility software products, and licenses the modem technology through the licensing program. The company records the sale of these products, including related maintenance, and the licensing of the intellectual property as revenue.

     In accordance with SAB No. 104, the company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectibility is reasonably assured. The company recognizes revenue for sales of the antenna products and software defined radio products, when title transfers, which is generally upon shipment from the factory. PCTEL sells these products into both commercial and secure application government markets. Title for sales into the commercial markets generally transfer upon shipment from the factory. Products that are sold into the secure application government market are generally designed to a unique specification. Title for sales into the government markets generally does not transfer until acceptance of the first units and then upon shipment thereafter. Revenue is recognized for antenna products sold to major distributors upon shipment from the factory. The company allows its major distributors to return product under specified terms and conditions. The company accrues for product returns in accordance with FAS 48, "Revenue Recognition When Right of Return Exists".

     The company recognizes revenue from the Wi-Fi and cellular mobility software, including related maintenance rights, under SOP 97-2 Software Revenue Recognition. If the software license is perpetual and vendor specific objective evidence can be established for the software license and any related maintenance rights, the software license revenue is recognized upon delivery of the software and the maintenance is recorded pro-rata over the life of the maintenance rights. If part of the licensing agreement requires engineering services to customize software for the customer needs, the revenue for these services is recognized when the initial software license is delivered. If vendor specific objective evidence cannot be established, and the only undelivered item is maintenance, the software license revenue, the revenue associated with engineering services, if applicable, and the related maintenance rights are combined and recognized pro-rata over the expected term of the maintenance rights. If vendor specific evidence cannot be established on any of the non-maintenance elements, the revenue is recorded pro-rata over the life of the contractual obligation.

     The company records intellectual property licensing revenue when; it has a licensing agreement, the amount of related royalties is known for the accounting period reported, and collectibility is reasonably assured. Knowledge of the royalty amount specific to an accounting period is either in the form of a royalty report specific to a quarter, a contractual fixed payment in the license agreement specific to a quarter, or the pro-rata amortization of a fixed payment related to multiple quarters over those quarters using the operating lease method. If a license agreement provides for a fixed payment related to periods prior to the license effective date (the past) and volume-based royalties going forward, the fixed payment is recognized at the license effective date and the volume based royalties are recognized as royalty reports are received. If the license provides for a fixed payment for the past and for a finite future period, to be followed by volume based royalties thereafter, the fixed payment is recorded under the operating lease method and recognized pro-rata from the effective date through the end of the period covered by the fixed payment. If a one-time license payment is made for a perpetual license, with no future obligations on behalf of us, revenue is recognized under the capitalized lease method upon the effective date.

     There is one exception to the above-described recognition of intellectual property licensing as revenue. The company signed a licensing agreement with Conexant simultaneously with the sale of its HSP modem product line to Conexant in 2003. Because the HSP modem product line also requires a license to the company's patent portfolio, the gain on sale of the product line and the licensing stream are not separable for accounting purposes. Ongoing royalties from Conexant are presented in the income statement as Gain on Sale of Assets and Related Royalties.

INVENTORY WRITE-DOWNS AND RECOVERIES

     Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of December 31, 2004 and 2003 were composed of raw materials, subassemblies, work-in-process, and finished goods. The company regularly monitors inventory quantities on hand and, based on the current estimated requirements, it was determined that any excess inventory was reserved as of December 31, 2004 and 2003. Due to competitive pressures and technological innovation, the company may have excess inventory in the future. Write-downs of inventories would have a negative impact on gross profit.

ACCRUED ROYALTIES

     The company records an accrual for estimated future royalty payments for relevant technology of others used in the product offerings in accordance with SFAS No. 5, "Accounting for Contingencies." The estimated royalties accrual reflects management's broader litigation and cost containment strategies, which may include alternatives such as entering into cross-licensing agreements, cash settlements, or both, based upon the judgment that such negotiated settlements would allow management to focus more time and financial resources on the ongoing business. Accordingly, the royalties accrual reflects estimated costs of settling claims rather than continuing to defend the legal positions and is not intended to be, nor should it be interpreted as, an admission of infringement of intellectual property, valuation of damages suffered by any third parties or any specific terms that management has predetermined to agree to in the event of a settlement offer. The company has accrued the amount of royalties payable for royalty agreements, agreements that are in negotiation and unasserted but probable claims of others using advice from third party advisors and historical settlement rates. As of December 31, 2004 and 2003, the company had accrued royalties of $11,000 and $3.2 million, respectively. The majority of the royalties are associated with the modem product line sold to Conexant. On a forward-looking basis, the value of royalties is not expected to be significant.

STOCK-BASED COMPENSATION

     The company accounts for the stock option plans using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the stock at the date of the grant over the amount that must be paid to acquire the Stock. SFAS No. 123, "Accounting for Stock-Based Compensation", issued subsequent to APB No. 25 -- and amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", defines a fair value based method of accounting for employee stock options, but allows companies to continue to measure compensation cost for employees using the intrinsic value method of APB No. 25. The company does not expense stock options, but does expense restricted stock grants. The company records the issuance of restricted stock grants based on the fair value on the date of the grant and amortizes the value over the life of the restriction using the straight-line method. As required by SFAS No. 123, the summary pro forma effects to reported income as if the company had elected to recognize compensation expense based on the fair value of the stock based awards to the company's employees is disclosed. The calculation of the fair value of these awards is determined using the Black- Scholes option-pricing model. The highly subjective assumptions underlying this model include expected stock price volatility and expected option life.

GOODWILL AND IMPAIRMENT OF LONG LIVED ASSETS

     Effective January 1, 2002, the company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangibles," under which goodwill is no longer amortized. Through a third-party valuation firm the company assessed the need to record impairment losses on goodwill and long-lived assets used in operations when indicators of impairment are present such as a significant industry downturn, significant decline in the market value of the company, or significant reductions in projected future cash flows. At least annually, typically in the fourth quarter, the company reviews the value of goodwill and long-lived assets and, additionally reviews the period of amortization or depreciation of long-lived assets. During this review, the significant assumptions used in determining the original cost of long-lived assets are reevaluated. The company determines whether there has been a permanent impairment of the value of long-lived assets by comparing future estimated undiscounted cash flows to the asset's carrying value. If the carrying value of the asset exceeds the estimated future undiscounted cash flows, a loss is recorded as the excess of the asset's carrying value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

     A third-party valuation firm conducted the annual impairment test of goodwill and long-lived assets as of October 31, 2004. The estimate of future undiscounted cash flows for this test was based on historical sales trends, financial projections, market analysis, capital expenditure needs, working capital needs, analyst reports, and other data pertinent to the valuation as provided by the company and obtained from public, financial, and industry sources. The company's assumptions required significant judgment and actual cash flows may differ from those forecasted today. The company believes the assumptions used for discounting future cash flows were appropriately conservative. Based on the results of the test, there was no impairment of goodwill or other intangible assets.

INCOME TAXES

     The company provides for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against tax assets, which are not likely to be realized.

     The company has international subsidiaries located in Japan, China and Israel as well as international branch offices located in Hong Kong and Taiwan. The branch office in Taiwan is presently in the liquidation process. The complexities brought on by operating in several different tax jurisdictions inevitably lead to an increased exposure to worldwide taxes. Should review of the tax filings result in unfavorable adjustments to the company's tax returns, the operating results, cash flows, and financial position could be materially and adversely affected. The company believes there will not be any significant adjustments related to foreign taxes.

     As part of the process of preparing the consolidated financial statements, the company is required to estimate the income taxes, which involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that the deferred tax assets will be recovered from future taxable income. The company maintains a full valuation allowance against the deferred tax assets. In the event it was determined that the company could realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
  (ALL AMOUNTS IN TABLES, OTHER THAN PERCENTAGES, ARE IN THOUSANDS)

  REVENUES

                           APG      RFSG      MSG     LICENSING   MODEMS    ELIMINATION   CONSOLIDATED
                         -------   -------   ------   ---------   -------   -----------   ------------
Revenue 2004...........  $26,451   $10,768   $5,129    $ 5,936    $    --      $(63)        $48,221
% change from year ago
  period...............       na      33.7%   227.5%     (67.9)%     (100)%      na             5.7%
Revenue 2003...........  $    --   $ 8,053   $1,566    $18,488    $17,493      $ --         $45,600
% change from year ago
  period...............       na        na    957.4%     260.6%     (59.8)%      na            (6.5)%
Revenue 2002...........  $    --   $    --   $  148    $ 5,127    $43,504      $ --         $48,779
% change from year ago
  period...............       na        na       na      281.2%       9.8%       na            19.1%

     APG began operations with the purchase of MAXRAD in January 2004. Revenues were supplemented in the fourth quarter with the acquisition of several product lines from Andrew Corporation in October 2004. The fourth quarter included two months of revenue from the Andrew product lines. The chronological revenue trend by quarter within the year was $5.1, $5.8, $5.7 and $9.8 million. APG represents the company's largest revenue segment and is expected to continue as such in 2005. Emerging technology applications such as broadband wireless, in building wireless, GPS and Mobile SATCOM are the drivers of growth in this segment. The land mobile radio (LMR) and on-glass mobile antenna products represent mature markets. The company expects the revenue of this segment to grow in 2005 based on its investment and market presence in emerging technology applications, as well as the full year impact of owning the Andrew product lines.

     RFSG revenue was $10.8 million in 2004, up 34% from 2003. The 2004 growth was driven by the full year impact of owning RFSG, which was purchased in March 2003, and the full year impact of the CLARIFY (TM) product line, which was introduced in the fourth quarter of 2003. The company expects the revenue in this segment to grow in 2005 from the roll out of 2.5G and 3G technologies by wireless network operators, increased market acceptance of its CLARIFY(TM) product line, and penetration of secure government applications for its receiver technology.

     MSG revenue was $5.1 million in 2004, up 228% from 2003. The 2004 growth was driven by the accumulation of contract wins for the company's Roaming Client product. The roll out of data services in the customer base in 2004 and 2005 is characterized as early stage market development. The company expects revenue growth in 2005 commensurate with the success of its customer base.

     Licensing revenue was $5.9 million in 2004, down 68% from 2003 and up 16% from 2002. Licensing revenue is historically uneven, as licensing agreements often contain one-time settlements for past infringement or perpetual licenses. Intel purchased a perpetual license for the company's patented technology in the fourth quarter of 2003 for $13.5 million. This segment continues to be affected by older licensing agreements related to modem technology. Absent resolution to the litigations with Agere, Lucent, and U.S. Robotics, licensing revenue is expected to continue to shrink in 2005.

     Modem product revenue ceased in 2003 with the sale of the HSP product line to Conexant. Management believes that modems should only be viewed in their historical context of the transition to wireless.

     Intercompany sales from APG to RFSG are eliminated in consolidation. It is expected that intercompany sales will continue to be insignificant in 2005.

  GROSS PROFIT

                            APG      RFSG     MSG     LICENSING   MODEMS    ELIMINATION   CONSOLIDATED
                          -------   ------   ------   ---------   -------   -----------   ------------
Gross Profit 2004.......  $10,637   $7,177   $4,937    $ 5,693    $ 3,208      $  (9)       $31,643
Percentage of revenue...     40.2%    66.7%    96.2%      95.9%        na       14.3%          65.6%
% change from year ago
  period................       na     18.9%   234.3%     (69.2)%    (59.7)%       na           (6.8)%
Gross Profit 2003.......  $    --   $6,037   $1,476    $18,462    $ 7,961      $  --        $33,936
Percentage of revenue...       na     75.0%    94.3%      99.9%      45.5%        na           74.4%
% change from year ago
  period................       na       na    897.3%     260.1%     (65.2)%       na           20.5%
Percentage of revenue
Gross Profit 2002.......  $    --   $   --   $  148    $ 5,127    $22,884      $  --        $28,159
Percentage of revenue...       na       na      100%       100%      52.6%        na           57.7%
% change from year ago
  period................       na       na       na      281.2%    2735.7%        na         1208.5%

     Gross profit as a percentage of total revenue was 65.6% in 2004, 74.4% in 2003, and 57.7% in 2002. The gross profit associated with modems over these periods included favorable cost reserve recoveries of $3.2 million in 2004, $1.8 million in 2003, and $7.2 million in 2002. Additionally, 2003 gross profit included a $13.5 million benefit from a one-time licensing settlement with Intel.

     The company's product segments vary significantly from each other in gross profit percent. The revenue mix without the modem cost recovery yielded a total company gross profit percentage of 59.0% in 2004. It is expected that total gross profit as a percentage of revenue will settle in a range of 48.0% to 52.0% in 2005, based on segment revenue mix. The expected change in mix in 2005 is driven by having the antenna product lines purchased from Andrew for a full year and an expected decline in licensing revenue, absent a litigation settlement with Agere, Lucent, or U.S. Robotics.

     Gross profit as a percentage of revenue for APG was 40.2 % in 2004. The chronological trend by quarter within the year was 41.8%, 41.9%, 41.7%, and 37.6 %. The lower fourth quarter gross profit from the previous quarters is attributed to duplicative manufacturing costs related to the transfer of manufacturing activities from Andrew to the PCTEL factory as well as lower long-term margins on the Andrew products versus the PCTEL historical mix. The transition of manufacturing activities into the PCTEL factory will continue through the first quarter 2005 with an expected gross profit level in the 36% to 37% range in that period. Once the transition is complete, long-term gross profit is expected to be in the 39% to 40% range.

     Gross profit as a percentage of revenue for RFSG was 66.7 % in 2004 and
75.0 % in 2003. The decrease in percentage is attributed to higher cost of goods sold in CLARIFY (TM) system sales, versus receiver sales, which have much higher software content as a percentage of revenue. The company expects long-term gross profit in this segment to be between 65% and 70%.

     Gross profit as a percentage of revenue for MSG was 96.2% in 2004, 94.3% in 2003 and 100% in 2002. The cost of goods sold in the segment relates primarily to third party licenses included in the Roaming Client product. The company expects long-term gross profit in this segment to be between 95% and 100%.

     Gross profit as a percentage of revenue for Licensing was 95.9% in 2004, 100% in 2003, and 100% in 2002. The decrease in 2004 was attributable to expensing the net book value of several patents transferred to a third party as part of a license agreement. The company expects long-term gross profit in this segment to be between 95% and 100%.

     While there was no modem segment revenue in 2004, the fourth quarter 2004 gross profit included a $3.2 million reversal of a modem royalty expense reserve made possible by the settlement of the company's patent litigation with 3Com. The company does not expect any further adjustments going forward related to the modem segment. Gross profit for modems as a percentage of revenue was 45.5% in 2003 and 52.6% in

2002. The gross profit included favorable inventory reserve recoveries of $1.8 million in 2003 and $7.2 million in 2002. Without those reserve recoveries, normalized gross profit would have been 35.2% in 2003 and 36.1% in 2002.

  RESEARCH AND DEVELOPMENT

                                                              2004     2003     2002
                                                             ------   ------   ------
Research and development...................................  $8,506   $7,808   $9,977
Percentage of revenues.....................................    17.6%    17.1%    20.5%
% change from prior period.................................     8.9%   (21.7)%  (13.7)%

     Research and development expenses include costs for software and hardware development, prototyping, certification and pre-production costs. All costs incurred prior to establishing the technological feasibility of computer software products to be sold are research and development costs and expensed as incurred in according with FAS 86. No significant costs have been incurred subsequent to determining the technological feasibility.

     Research and development expenses increased $0.7 million from 2003 to 2004. The increase is attributed to investment in the development of wireless products, net of the decrease for HSP modem products, which were sold to Conexant in 2003. The primary increase in 2004 was $1.3 million related to MAXRAD and the antenna products purchased from Andrew.

     For 2003, total research and development costs incurred were $7.8 million, compared to $10.0 million for 2002. Research and development expenses decreased by $2.2 million for 2003 compared to 2002 primarily because of reduction in research and development associated with the HSP modem product line that was sold to Conexant was greater than the costs required to invest in the wireless products.

     Employees in Research and development at December 31, 2002, 2003 and 2004 were 47, 50 and 66.

  SALES AND MARKETING

                                                             2004      2003     2002
                                                            -------   ------   ------
Sales and marketing.......................................  $10,944   $7,503   $7,668
Percentage of revenues....................................     22.7%    16.5%    15.7%
% change from prior period................................     45.9%    (2.2)%  (29.8)%

     Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

     Sales and marketing expenses increased $3.4 million from 2003 compared to 2004. The increase is attributed to investment in wireless products, net of the decrease for HSP modem products, which were sold to Conexant in 2003. The primary increase in 2004 was $3.8 million related to MAXRAD and the antenna products purchased from Andrew in 2004.

     Sales and marketing expenses have declined $0.2 million from 2002 to 2003. The declines are attributable to reductions in force related to modem products taken in the second quarter of 2003. Employees in Sales and marketing at December 31, 2002, 2003, and 2004 were 29, 21 and 33.

  GENERAL AND ADMINISTRATIVE

                                                            2004      2003      2002
                                                           -------   -------   ------
General and administrative...............................  $14,402   $10,387   $5,453
Percentage of revenues...................................     29.9%     22.8%    11.2%
% change from prior period...............................     38.7%     90.5%   (61.1)%

     General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

     General and administrative expenses increased $4.0 million from 2003 to 2004. The primary reasons for the increase are the inclusion of Maxrad and the antenna product lines from Andrew, Sarbanes-Oxley compliance costs, and increased costs of patent infringement litigation. Legal expenses increased $0.6 million to $3.7 million in 2004, largely related to the intellectual property litigation and the Frazier lawsuit. Sarbanes-Oxley compliance costs were approximately $1.0 million.

     General and administrative expenses increased $4.9 million from 2002 to 2003. The increase was due to inclusion of expenses related to DTI product lines, increased insurance expenses and legal costs associated with the company's settlement with Intel and patent infringement litigation against 3Com, U.S. Robotics, Broadcom, Agere Systems and Lucent Technologies. Legal expenses increased from $0.9 million in 2002 to $3.1 million in 2003.

     Employees in General and administrative functions at December 31, 2002, 2003 and 2004 were 35, 21 and 53.

  ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

                                                              2004     2003    2002
                                                              -----   ------   ----
Acquired in-process research and development................  $ --    $1,100   $102
Percentage of revenues......................................    --       2.4%   0.0%

     During 2004, the company purchased MAXRAD and several antenna product lines from Andrew. There was no purchased in-process technology for those acquisitions that had not yet reached technological feasibility and had no alternative future use. Upon completion of the DTI (now RFSG) acquisition in 2003, the company expensed $1.1 million representing purchased in-process technology. During 2002, the company expensed in-process technology of $0.1 million in connection with the acquisition of cyberPIXIE.

  AMORTIZATION OF OTHER INTANGIBLE ASSETS

                                                               2004     2003    2002
                                                              ------   ------   ----
Amortization of other intangible assets.....................  $2,972   $1,124   $88
Percentage of revenues......................................     6.2%     2.5%  0.2%

     The base amount of amortization of intangible assets in 2002 relates to the acquisition of cyberPIXIE in 2002. The increase in intangible asset amortization from 2002 to 2003 relates to the acquisition of DTI in 2003. The increase from 2003 to 2004 relates to the acquisitions of MAXRAD and the antenna product lines from Andrew (now collectively APG).

     In October 2004, the company completed the acquisition of selected assets associated with Andrew Corporation's mobile antenna business for a total of $10.9 million in cash. The assets acquired consist of Andrew's GPS, Mobile SATCOM, On-Glass, and Antenna Specialists(R) brand of professional antenna products. The results of operations of Andrew are included in the financial statements from the date of acquisition. These product lines were integrated into the operations of PCTEL's Antenna Products Group. Since the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price and allocated to in-process research and development, goodwill and other intangible assets. The purchase price was allocated $5.4 million to net tangible assets acquired, $0.6 million to core technology, $2.6 million to customer relationships, $0.3 million to trademarks and $0.3 million to order backlog and other intangible assets, net, in the accompanying consolidated balance sheets. The $1.7 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. Intangible assets will be amortized over an estimated useful life of six and eight years. A third-party appraiser prepared the appraisal for the intangible assets.

     In January 2004, the company completed the acquisition of MAXRAD, Inc. (now the Antenna Product Group). MAXRAD is a manufacturer of wireless communications antennas for broadband wireless, in-building wireless and land mobile radio applications. In connection with the acquisition, PCTEL acquired all of the outstanding capital stock of MAXRAD. In exchange for the outstanding capital stock of MAXRAD, PCTEL paid $18.2 million, net of cash acquired of $2.4 million, out of the available working capital. The results of operations of MAXRAD are included in the financial statements from the date of acquisition. Since the purchase price exceeds the net tangible assets acquired, the difference is recorded as excess purchase price and allocated to in-process research and development, goodwill and other intangible assets. The purchase price of $20.6 million in cash, of which $0.4 million was paid in April 2004, was allocated $7.6 million to net tangible assets acquired, $0.9 million to the covenant not to compete, $1.3 million to core technology, $3.2 million to customer lists, $1.4 million to trademarks and $0.1 million to other intangible assets, net, in the accompanying consolidated balance sheets. The $6.1 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The covenant not to compete will be amortized over two years and other intangible assets over an estimated useful life of six and eight years. A third-party appraiser prepared the appraisal for the intangible assets.

     In March 2003, the company acquired the assets of DTI for a total of $11.0 million in cash (now the RF Solutions Group). The results of operations of DTI are included in the financial statements from the date of acquisition. Since the purchase price exceeded the net tangible assets acquired, the difference is recorded as excess purchase price and allocated to in-process research and development, goodwill and other intangible assets. The purchase price was allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition as determined by an independent valuation firm. The purchase price was allocated $2.3 million to net assets acquired, $1.1 million to acquired in-process research and development, $0.2 million to the covenant not to compete and $4.4 million to other intangible assets, net, in the accompanying consolidated balance sheets. The $3.0 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. In-process research and development was expensed, but the covenant not to compete is being amortized over two years, and other intangible assets over an estimated useful life of four years. A third-party appraiser prepared the appraisal for the intangible assets. As part of an earn-out arrangement, the company paid $1.5 million to DTI in 2004.

     In May 2002, the company acquired the assets of Chicago-based cyberPIXIE for a total of $1.6 million in cash, including acquisition costs of $0.2 million (the Mobility Solutions Group). The acquisition was accounted for under the purchase method of accounting and the results of operations of cyberPIXIE were included in the financial statements from May 22, 2002, the date of acquisition. The purchase price of $1.6 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as determined by an independent valuation firm. The purchase price was allocated $0.2 million to net assets acquired, $0.1 million to in-process research and development and $0.4 million to developed technology. The $0.9 million excess of the purchase price over the fair value of the net tangible and identifiable intangible assets was allocated to goodwill. In-process research and development was expensed and the developed technology is being amortized over its useful life of three years. A third-party appraiser prepared the appraisal for the intangible assets.

     Effective January 1, 2002, the company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangibles," under which goodwill is no longer being amortized and will be tested for impairment at least annually. A third-party valuation firm conducted the annual impairment test as of October 31, 2004, the result of which was that there was no impairment of goodwill or other intangibles.

  RESTRUCTURING CHARGES

                                                            2004       2003      2002
                                                            -----     ------     ----
Restructuring charges.....................................  $ (66)    $3,462     $850
Percentage of revenues....................................   (0.1)%      7.6%     1.7%

     2004 restructuring activity consisted of $0.2 million favorable adjustments to reserves related to the 2003 sale of the HSP modem product line, offset by $0.1 million of expense related to the discontinuation of the Soft AP product line.

     The company's 2003 restructuring totaled $3.5 million. It consisted of severance and employment related costs of $1.9 million and costs related to closure of excess facilities as a result of the reduction in force of $1.6 million. $3.3 million of the total related to the sale of the company's HSP modem product line to Conexant. A total of 26 employees, both foreign and domestic, were terminated subsequent to the sale of the soft modem product line to Conexant in May 2003 along with the related facilities closures.

     During 2002, the company reduced worldwide headcount by 27 employees and announced its intention to move the headquarters to Chicago, Illinois. The restructuring resulted in $0.9 million of charges for the year ended December 31, 2002, consisting of severance and employment related costs of $0.7 million and costs related to closure of excess facilities as a result of the reduction in force of $0.2 million.

  GAIN ON SALE OF ASSETS AND RELATED ROYALTIES

                                                            2004       2003      2002
                                                           ------     ------     -----
Gain on sale of assets and related royalties.............  $2,000     $5,476     $  --
Percentage of revenues...................................     4.1%      12.0%       --

     In May 2003, the company completed the sale of certain of its assets to Conexant Systems, Inc., ("Conexant"). In exchange for the assets acquired from the company, Conexant delivered approximately $10.75 million in cash to the company, which represents $8.25 million plus the book value of the acquired inventory and fixed assets being transferred to Conexant. Conexant assumed certain liabilities of the company. The total proceeds of $10.75 million netted a gain on sale of assets of $4.5 million.

     Concurrently with the completion of the asset transaction with Conexant, PCTEL and Conexant also completed an Intellectual Property Assignment Agreement ("IPA") and Cross-License Agreement. PCTEL provided Conexant with a non-exclusive, worldwide license to certain of PCTEL's soft modem patents. In consideration for the rights obtained by Conexant from PCTEL under this agreement, and taking into account the value of patent rights obtained by PCTEL from Conexant under this agreement, during the period beginning on July 1, 2003 and ending on June 30, 2007, Conexant agreed to pay to PCTEL, on a quarterly basis, royalties in the amount of ten percent (10%) of the revenue received during the royalty period, up to a maximum amount of $0.5 million per quarter with respect to each calendar quarter during the royalty period, contingent upon sales by Conexant during the period. Future payments by Conexant to PCTEL in connection with the IPA will be recorded as part of the gain on sale of assets and related royalties in the statement of operations. The company received $2.0 million of royalty payments from Conexant during 2004.

  AMORTIZATION OF STOCK BASED PAYMENTS

                                                               2004    2003    2002
                                                              ------   ----   ------
Amortization of stock based payments........................  $1,425   $958   $  687
Percentage of revenues......................................     3.0%   2.1%     1.4%
% change from prior period..................................    48.7%  39.4%   (36.4)%

     In connection with the grant of restricted stock to employees in 2004, 2003 and 2002, the company recorded deferred compensation of $3.3, $0.8 and $3.7 million, respectively; representing the fair value of the common stock on the date the restricted stock was granted. Such amounts are presented as a reduction of stockholders' equity and are amortized ratably over the vesting period of the applicable shares, typically five years. The amortization is recorded in the income statement as stock based payment expense.

     The amortization of stock based payments increased $0.4 million in 2004 compared to 2003 due to the grant of restricted shares to employees in 2004. The largest portion of the increase was due to restricted stock grants issued as retention bonuses to key employees hired in the MAXRAD and Andrew acquisitions.

     The amortization of deferred stock compensation increased $0.3 million in 2003 compared to 2002 primarily due to the grant of restricted stock to employees in 2003.

     The table below summarizes the expected amortization of deferred stock compensation for restricted stock grants outstanding, assuming no terminations and without allowance for future grants, for the years 2005 through 2009. The amount of stock based payment expense to be recorded in future periods could decrease if restricted shares are forfeited. If the company grants additional restricted stock, the amortization of deferred compensation will increase.

                                                             DECEMBER 31,
                                                 ------------------------------------
                                                  2005     2006    2007   2008   2009
                                                 ------   ------   ----   ----   ----
Amortization of deferred stock compensation....  $1,441   $1,083   $962   $853   $82

  OTHER INCOME, NET

                                                              2004     2003     2002
                                                             ------   ------   ------
Other income, net..........................................  $1,261   $1,383   $3,254
Percentage of revenues.....................................     2.6%     3.0%     6.7%

     Other income, net, consists primarily of interest income. Interest income is expected to fluctuate over time with changes in interest rates and size of the company's cash and short-term investment balances. Other income, net, decreased sequentially from 2002 to 2003 and from 2003 to 2004. The trend was driven by generally declining interest rates over the periods and the use of cash for acquisitions for the stock buy back program. The company used cash of $29.1 million for acquisitions and $4.3 million for stock buy backs in 2004.

  PROVISION (BENEFIT) FOR INCOME TAXES

                                                               2004     2003    2002
                                                              ------   ------   ----
Provision (benefit) for income taxes........................  $ (541)  $2,575   $435
Effective tax rate..........................................   (16.5)%   30.5%   6.6%

     Significant management judgment is required to assess the likelihood that the company's deferred tax assets will be recovered from future taxable income. The company maintained a full valuation allowance against all the deferred tax assets since 2001, as a result of uncertainties regarding realizability.

     The effective tax rate was below the statutory federal rate of 35% during 2004 principally due to permanent differences between book and tax as well as adjustments to the deferred tax valuation allowance. The adjustment to the deferred tax valuation allowance was primarily related to the addition of $1.2 million of research credit carry forwards that became available after the carry back of the current loss to 2002 and 2003. The effective tax rate was below the statutory tax rate of 35% during 2003 primarily due to the recognition of benefits relating to tax credits for research and development activities in the amounts of $1.1 million. The effective tax rate was below the statutory tax rate of 35% during 2002 primarily due to the recognition of benefits relating to net operating losses previously unrecognized as well as tax credit for research and development activities in the amounts of $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

                                                         2004       2003       2002
                                                       --------   --------   --------
Net cash provided by (used in) operating
  activities.........................................  $ (7,424)  $ 17,417   $ (8,645)
Net cash provided by (used in) investing
  activities.........................................   (15,538)    32,788     26,164
Net cash provided by (used in) financing
  activities.........................................       824      2,786     (2,961)
Cash, cash equivalents and short-term investments at
  the end of year....................................    83,887    125,184    111,391
Working capital at the end of year...................    87,771    112,689    106,618

     The company used $7.4 million of net cash in its operating activities in 2004. The largest uses of cash flow in the balance sheet were $4.9 million of growth in accounts receivable primarily related to wireless products, a decrease in liabilities of $3.2 million related to modem royalties, and a decrease in income taxes payable of $1.7 million. The company used $15.5 million of net cash in its investing activities. The largest uses of cash flow were for the acquisitions of MAXRAD and the Andrew product lines ($29.1 million) and an earn-out payment made in connection with the DTI acquisition of 2003 ($1.5 million). Additionally, the company used $6.1 million for capital expenditures, $4.9 million of which was the purchase of the larger building for the Antenna Products Group. Sources of investing activity cash flow were $2.0 million of royalties from Conexant, and $19.1 million of sales of short-term investments to fund the year's acquisition activity. The royalty income is reported as continued cash flow from the sale of the HSP modem product lines in 2003, as the royalty agreement and the asset sales agreement are not separable for accounting purposes. Cash flow from financing activities was $0.8 million in 2004. Financing activities included $5.1 million of proceeds from issuance of common stock related to stock option exercises offset by $4.3 million used to repurchase the company's common stock pursuant to its share buyback program. The decrease in cash and cash equivalents of $22.1 million in 2004 compared to the increase of cash and cash equivalents of $13.8 million in 2003 is due to increase in amounts paid for acquisitions, working capital associated with the acquisitions, and lower proceeds from royalties.

     The increase in net cash provided by operating activities for the year ended December 31, 2003 compared to 2002 was primarily due to the $16.1 million payments from the settlement of the intellectual property dispute with Broadcom and the cross-licensing agreement with Intel, and a decrease in prepaid royalties and accounts receivable of $6.1 and $3.0 million, respectively. Net cash provided by investing activities for 2003 consisted primarily of proceeds from the sales and maturities of short-term investments of $375.7 million, net of purchases of short-term investments of $343.1 million, purchase of DTI for $10.8 million, proceeds on sale of assets and related royalties of $11.7 million and purchases of property and equipment of $1.0 million. Net cash provided by financing activities for 2003 consisted of proceeds from the issuance of common stock associated with stock option exercises and from share purchases through the employee stock purchase plan of $9.0 million, offset by shares repurchased by the company of $6.2 million.

     In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the common stock, which was completed in February 2003. In February and November 2003, the company extended the stock repurchase program to repurchase up to 1,000,000 and 500,000 additional shares, respectively, on the open market from time to time. The company repurchased 461,400 shares of the common stock in 2004 for approximately $4.3 million, and 1,538,600 shares in 2003 for approximately 11.5 million. Since the inception of the stock repurchase program the company has repurchased 2,000,000 shares of the outstanding common stock for approximately $15.8 million.

     As of December 31, 2004, the company had $83.9 million in cash, cash equivalents and short-term investments and working capital of $87.8 million. Accounts receivable, as measured in days sales outstanding (DSO), was 81 and 29 days at December 31, 2004 and 2003, respectively. At December 31, 2003, the DSO of 29 was unusually low due to $16.1 million of cash intellectual property settlements from Broadcom and Intel. However, the company considers 81 days to be unusually high and has targeted to reduce the days outstanding to 50 or lower for 2005.

     The company believes that the existing sources of liquidity, consisting of cash, short-term investments and cash from operations, will be sufficient to meet the working capital needs for the foreseeable future. The company will continue to evaluate opportunities for development of new products and potential acquisitions of technologies or businesses that could complement the business. The company may use available cash or other sources of funding for such purposes.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following summarizes the contractual obligations (non-cancelable operating leases) for office and product assembly facilities and the effect such obligations are expected to have on the liquidity and cash flows in future periods (in thousands):

                                                 LESS THAN                            AFTER
                                        TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
                                        ------   ---------   ---------   ---------   -------
Contractual obligations Operating       $2,070     $906       $1,164       $  --      $  --
  leases..............................

     Included in the obligation summary is a lease commitment of $0.6 million for excess facilities. The total amount was accrued as part of previously recorded restructuring expense. The company has no outstanding firm inventory purchase contract commitments with major suppliers beyond near term needs.

     As part of the acquisition of DTI there was an earn-out arrangement covering the fiscal years 2003 and 2004. PCTEL had the option to settle any earnings under the arrangement in either cash, shares of its common stock, or a combination of both. For the year ended December 31, 2003, DTI earned a $1.5 million payment under the arrangement that was paid in cash in May 2004. For the year ended December 31, 2004, DTI earned a $0.6 million payment under the arrangement, which the company anticipates will be paid in cash during the second quarter of 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued FAS No. 123R, "Share-Based Payment". The statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprises equity instruments or that may be settled by the issuance of such equity instruments. FAS No. 123R is effective no later than reporting periods ending after June 15, 2005. The company will adopt FAS No. 123R on a prospective basis starting in the third quarter of 2005. During January 2005 and in advance of the adoption of FAS No. 123R, the company accelerated the vesting of "out of the money" options with a share price equal to or greater than $10.00. Under FAS 123R, the acceleration of these options will result in PCTEL not being required to recognize share-based compensation expense of approximately $2,200,000 beginning in the company's quarter ending September 30, 2005 and ending in the company's quarter ending March 31, 2008. The acceleration of these options will be reflected in pro-forma footnote disclosure to the company's financial statements for the quarter ending March 31, 2005. See Subsequent Events footnote #19 in the Notes to the Financial Statements.

     In December 2004, the FASB issued Staff Positions in relation to FAS No. 109, "Accounting for Income Taxes". FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". As a domestic manufacturer, the company will access early in 2005 whether the company is eligible for any tax deductions under this Act. FASB issued FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004". The company has not yet completed the assessment of earnings of foreign subsidiaries that might be repatriated. At this time the company does not expect to repatriate the earnings of our foreign subsidiaries as dividends to take advantage of this tax credit.

     In November 2004, the FASB issued FAS No. 151, "An Amendment of ARB No. 43, Chapter 4". The statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for fiscal years beginning after the date the statement was issued. The provisions of the statement shall be applied prospectively. Adoption of FAS No. 151 is not expected to have a material effect on the ongoing operations of the company.

     In March 2004, Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share"

("EITF 03-6"). EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share. The consensus reached by the Task Force in this Issue is effective for reporting periods beginning after March 31, 2004. The company does not have any participating securities as defined under EITF 03-6. Adoption of this standard did not have a material impact on the company's financial position, results of operations, or cash flows.

     In January 2003, FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, FASB issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN
46), "Consolidation of Variable Interest Entities." FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The company does not have any variable interest entities. Adoption of this standard did not have an impact on the company's financial position, results of operations, or cash flows.

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

OUR ABILITY TO GROW OUR BUSINESS MAY BE THREATENED IF THE DEMAND FOR WIRELESS DATA SERVICES DOES NOT CONTINUE TO GROW.

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

     Wireless access solutions compete with other high-speed access solutions such as digital subscriber lines, cable modem technology, fiber optic cable and other high-speed wire line and satellite technologies. If the market for our wireless solutions fails to develop or develops more slowly than we expect due to this competition, our sales opportunities will be harmed. Many of these alternative technologies can take advantage of existing installed infrastructure and are generally perceived to be reliable and secure. As a result, they have already achieved significantly greater market acceptance and penetration than wireless data access technologies. Moreover, current wireless data access technologies have inherent technical limitations that may inhibit their widespread adoption in many areas.

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

     We may in the future make acquisitions of, or large investments in, businesses that offer products, services, and technologies that we believe would complement our products or services, including wireless products and technology. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. Even if we were to announce an acquisition, we may not be able to complete it. Additionally, any future acquisition or substantial investment would present numerous risks, including:

     - difficulty in integrating the technology, operations, internal accounting controls or work force of the acquired business with our existing business,

     - disruption of our on-going business,

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

WE MAY NEVER ACHIEVE THE ANTICIPATED BENEFITS FROM OUR RECENT ACQUISITIONS OF MAXRAD, INC. AND CERTAIN ASSETS OF ANDREW CORPORATION.

     We acquired MAXRAD, Inc. in January 2004 and certain assets of Andrew Corporation in October 2004 as part of our continuing efforts to expand our wireless line and product offerings. We may experience difficulties in achieving the anticipated benefits of these acquisitions. The business and assets acquired in these acquisitions are the core of our APG segment. APG's business is the design and assembly of antenna products and accessories used in wireless systems. These acquisitions represent a significant expansion of and new direction for our wireless connectivity business. Potential risks with these acquisitions include:

     - the loss or decrease in orders of one or more of the major customers,

     - decrease in demand for wireless devices that use these products,

     - problems related to the operation of assembly facilities in China,

     - difficulties in assimilation of related personnel, operations, technologies or products, and

     - challenges in integrating internal accounting and financial controls for financial reporting purposes.

OUR GROSS MARGINS MAY VARY BASED ON THE MIX OF SALES OF OUR PRODUCTS AND LICENSES OF OUR INTELLECTUAL PROPERTY, AND THESE VARIATIONS MAY CAUSE OUR NET INCOME TO DECLINE.

     We derive a portion of our sales from our software-based connectivity products. We expect gross margins on newly introduced products generally to be higher than our existing products. However, due in part to the competitive pricing pressures that affect our products and in part to increasing component and manufacturing costs, we expect gross margins from both existing and future products to decrease over time. In addition, licensing revenues from our intellectual property historically have provided higher margins than our product sales. Changes in the mix of products sold and the percentage of our sales in any quarter attributable to products as compared to licensing revenues could cause our quarterly results to vary and could result in a decrease in gross margins and net income.

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

OUR REVENUES MAY FLUCTUATE EACH QUARTER DUE TO BOTH DOMESTIC AND INTERNATIONAL SEASONAL TRENDS.

     The connectivity products market is too new for us to be able to predict seasonal revenue patterns. Such patterns are also true for wireless test and measurements products, such as those produced by our RF Solutions Group, where capital spending is involved.

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

     We assemble our APG products in our APG facilities located in Illinois and China. We may experience delays, disruptions, capacity constraints or quality control problems at our assembly facilities, which could result in lower yields or delays of product shipments to our customers. In addition, we are having an increasing number of our APG products manufactured in China via contract manufacturers. Any disruption of our own or contract manufacturers' operations could cause us to delay product shipments, which would negatively impact our sales, competitive reputation and position. In addition, if we do not accurately forecast demand for our products, we will have excess or insufficient parts to build our product, either of which could seriously affect our operating results.

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

     Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of December 31, 2004, we employed a total of 66 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

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

     We currently have international subsidiaries located in Japan, China and Israel as well as international branch offices located in Hong Kong and Taiwan. Our branch office in Taiwan is presently in the liquidation process. The complexities resulting from operating in several different tax jurisdictions increases our exposure to worldwide tax challenges.

                         RISKS RELATED TO OUR INDUSTRY

IF THE WIRELESS MARKET DOES NOT GROW AS WE ANTICIPATE, OR IF OUR WIRELESS PRODUCTS ARE NOT ACCEPTED IN THESE MARKETS, OUR REVENUES MAY BE ADVERSELY AFFECTED.

     Our future success depends on market demand and growth patterns for products using wireless technology. Our wireless products may not be successful as a result of the intense competition in the wireless market.

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

     We may not be able to sustain our revenue from the licensing of our intellectual property. In addition to our wireless product lines, we offer our intellectual property through licensing and product royalty arrangements. We have over 130 U.S. patents granted or pending addressing both essential International Telecommunications Union and non-essential technologies. In connection with our intellectual property licensing efforts, we have filed several patent infringement lawsuits and are aggressively pursuing unlicensed companies to license their unauthorized use of our intellectual property. We have pending patent infringement litigation claims with U.S. Robotics, Agere and Lucent. We expect litigation to continue to be necessary to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of these litigation matters, we cannot assure you that we will ultimately prevail or receive the judgments that we seek. We may not be able to obtain licensing agreements from these companies on terms favorable to us, if at all. In addition, we may be required to pay substantial monetary damages as a result of claims these companies have brought against us which could materially and adversely affect our business, financial condition and operating results.

LITIGATION EFFORTS RELATED TO OUR LICENSING PROGRAM ARE EXPECTED TO BE COSTLY AND MAY NOT ACHIEVE OUR OBJECTIVES.

     Litigation such as our suits with U.S. Robotics, Agere and Lucent can take years to resolve and can be expensive to pursue or defend. We currently expect our intellectual property litigation costs to be within a range of $3.0 to $3.5 million in 2005, in the absence of any settlement. In addition, the allegations and claims involved in these lawsuits, even if ultimately resolved in our favor, could be time consuming to litigate and divert management attention. We may not ultimately prevail in these matters or receive the judgments that we seek. We could also face substantial monetary damages as a result of claims others bring against us. In addition, courts' decisions on current pending and future motions could have the effect of determining the ultimate outcome of the litigation prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses in the future. Accordingly, an adverse judgment could seriously harm our business, financial position and operating results and cause our stock price to decline substantially.

WE EXPECT TO CONTINUE TO BE SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY CLAIMS RELATED TO OUR LICENSING PROGRAM WHICH COULD IMPAIR OUR ABILITY TO GROW OR SUSTAIN REVENUES FROM OUR LICENSING EFFORTS.

     As we continue to aggressively pursue licensing arrangements with companies that are using our intellectual property without our authorization, we expect to continue to be subject to lawsuits that challenge the validity of our intellectual property or that allege that we have infringed third party intellectual property rights. Any of these claims could results in substantial damages against us and could impair our ability to grow and sustain our licensing business. This could materially and adversely affect our business, financial condition, operating results and prospects. As a result, at least in part, of our licensing efforts to date, we are currently subject to claims from Agere and Lucent regarding patent infringement matters of the nature described above. We have also been subject to claims from others in the past regarding similar matters. In addition, in recent years, there has been significant litigation in the United States involving intellectual property rights. We expect these claims to increase as our intellectual property portfolio becomes larger. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their merits or success, would likely be time-consuming and expensive to resolve and could divert management's time and attention.

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

                       RISKS RELATED TO OUR COMMON STOCK

THE TRADING PRICE OF OUR STOCK PRICE MAY BE VOLATILE BASED ON A NUMBER OF FACTORS, SOME OF WHICH ARE NOT IN OUR CONTROL.

     The trading price of our common stock has been highly volatile. The common stock price has fluctuated from a low of $6.70 to a high of $13.20 during 2004. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

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

PROVISIONS IN OUR CHARTER DOCUMENTS MAY INHIBIT A CHANGE OF CONTROL OR A CHANGE OF MANAGEMENT, WHICH MAY CAUSE THE MARKET PRICE FOR OUR COMMON STOCK TO FALL AND MAY INHIBIT A TAKEOVER OR CHANGE IN OUR CONTROL THAT A STOCKHOLDER MAY CONSIDER FAVORABLE.

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

UNDER NEW REGULATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002, IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT PROCESSES AND PROCEDURES TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROL OVER OUR FINANCIAL REPORTING, OUR ABILITY TO PROVIDE RELIABLE AND TIMELY FINANCIAL REPORTS COULD BE HARMED.

     We must comply with the rules promulgated under section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires an annual management report assessing the effectiveness of our internal control over financial reporting, a report by our independent registered public accountants addressing this assessment, and a report by our independent auditors addressing the effectiveness of our internal control.

     In connection with reporting our financial results for the quarter and year ended December 31, 2004, we have identified and described a "material weakness" (as defined by the relevant accounting standards) in our internal control related to our accounting for income taxes in the fourth quarter of 2004. Specifically, the Company did not have effective controls over determining net operating loss carrybacks, applicable state tax rates applied, and the tax effect of stock option exercises. In addition, the Company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to deferred income tax assets and liabilities. This control deficiency resulted in audit adjustments to the fourth quarter 2004 financial statements. To address the material weakness described above, PCTEL has engaged an outside tax consultant and has implemented an internal training program to enhance the capabilities of its internal tax personnel. Nevertheless, we cannot be certain in future periods that other control deficiencies that may constitute one or more "significant deficiencies" (as defined by the relevant accounting standards) or material weaknesses in our internal control over financial reporting, will not be identified. The occurrence of control deficiencies in our internal control, and material weaknesses in particular, adversely affect our ability to report our financial results on a timely and accurate basis.

     In addition, our independent auditors and we are still completing evaluation, assessment and testing activities related to our internal control over financial reporting in accordance with the requirements of Section 404. As a result, we have not included our annual management report on internal control over financial reporting as of December 31, 2004 with the filing of this Annual Report on Form 10-K, nor have we filed the related attestation report of our independent auditors or the report of our independent auditors on the effectiveness of our internal control. These reports will be filed in an amendment to this Annual Report within the time period permitted under the SEC's rules and regulations. Due to the material weakness already identified, we expect that the report of our independent auditors on the effectiveness of our internal control over financial reporting will be adverse. In addition, we cannot be certain that other control deficiencies, including material weaknesses, in our internal control will not be identified as we and our independent auditors conclude the required Section 404 evaluation, assessment and testing activities.

     While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, we cannot be certain that the actions we are taking to improve, achieve and maintain our internal control over financial reporting will be adequate or that we will be able to implement our planned processes and procedures. If we do not complete our compliance activities under Section 404 in a timely manner, or the processes and procedures that we implement for our internal control over financial reporting are inadequate, our ability to provide reliable and timely financial reports, and consequently our business and operating results, could be harmed. This in turn could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial reports, which could cause the market price of our Common Stock to decline.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks. We manage the sensitivity of our results of operations to credit risks and interest rate risk by maintaining a conservative investment portfolio, which is comprised solely of highly rated, short-term investments. We have investments in both fixed rate and floating rate interest earning instruments. Fixed rate securities may have their fair market value adversely impacted based on the duration of such investments if interest rates rise, while floating rate securities and the reinvestment of funds from matured fixed rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, which can include both government and corporate obligations with ratings of A or better, and money market funds. We have accumulated a $0 and $26,000 unrealized holding gain as of December 31, 2004 and 2003, respectively. A hypothetical increase or decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at December 31, 2004.

     We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating substantially all transactions in U.S. dollars. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which are sales were denominated, our net loss would not have changed by a material amount for the year ended December 31, 2004. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuation gains for the year ended December 31, 2004 and 2003 was $83,000 and $65,000, respectively.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  PCTEL, INC.
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm.....   36
Consolidated Balance Sheets as of December 31, 2004 and
  2003......................................................   38
Consolidated Statements of Operations for the years ended
  December 31, 2004, 2003 and 2002..........................   39
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2004, 2003 and 2002..............   40
Consolidated Statements of Cash Flows for the years ended
  December 31, 2004, 2003 and 2002..........................   41
Notes to the Consolidated Financial Statements..............   42
Schedule II Valuation and Qualifying Accounts...............   76

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PCTEL, Inc.:

     We have completed an integrated audit of PCTEL, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PCTEL, Inc. and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

     Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that PCTEL, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the accounting for income taxes including the determination of income taxes payable and deferred income tax assets and liabilities and the related income tax provision based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 31, 2004, the Company did not maintain effective controls over the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have effective controls over determining net operating loss carrybacks, applicable state tax rates applied, and the tax effect of stock option exercises. In addition, the Company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to deferred income tax assets and liabilities. This control deficiency resulted in audit adjustments to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

     As described in Management's Report on Internal Control Over Financial Reporting, management has excluded MAXRAD, Inc. and the acquired selected assets of Andrew Corporation from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company through purchase business combinations during January and October 2004. The Company has organized its Antenna Products Group around the businesses represented by these two acquisitions. We have also excluded MAXRAD, Inc. and the acquired selected assets of Andrew Corporation from our audit of internal control over financial reporting. MAXRAD, Inc. and the acquired selected assets of Andrew Corporation are consolidated in the Company's financial statements. Their total assets represent 18% of the Company's total assets as of December 31, 2004. Their total revenues and gross profit represent 55% and 34% of the Company's total revenues and gross profit for the year ended December 31, 2004.

     In our opinion, management's assessment that PCTEL, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, PCTEL, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the COSO.

PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 30, 2005

                                  PCTEL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 83,887       $106,007
  Restricted cash...........................................         208            278
  Short-term investments....................................          --         19,177
  Accounts receivable, net of allowance for doubtful
     accounts of $456 and $50, respectively.................      10,819          3,630
  Inventories, net..........................................       8,554          1,267
  Prepaid expenses and other assets.........................       2,969          1,929
                                                                --------       --------
     Total current assets...................................     106,437        132,288
PROPERTY AND EQUIPMENT, net.................................       9,746          1,197
GOODWILL....................................................      14,114          5,561
OTHER INTANGIBLE ASSETS, net................................      11,628          4,140
OTHER ASSETS................................................         180             55
                                                                --------       --------
TOTAL ASSETS................................................    $142,105       $143,241
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $  1,085       $    333
  Accrued royalties.........................................          11          3,208
  Income taxes payable......................................       5,692          7,359
  Accrued compensation and benefits.........................       3,981          2,033
  Accrued restructuring.....................................         348            962
  Deferred revenue..........................................       1,738          2,960
  Other accrued liabilities.................................       5,811          2,744
                                                                --------       --------
     Total current liabilities..............................      18,666         19,599
  Long-term accrued liabilities.............................         516            736
                                                                --------       --------
     Total liabilities......................................      19,182         20,335
                                                                --------       --------
CONTINGENCIES AND COMMITMENTS (Notes 12 and 16)
STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 100,000,000 shares
     authorized, 20,620,145 and 20,145,824 shares issued and
     outstanding at December 31, 2004 and 2003,
     respectively...........................................          21             20
  Additional paid-in capital................................     160,180        155,548
  Deferred stock compensation...............................      (4,422)        (2,552)
  Accumulated deficit.......................................     (32,939)       (30,201)
  Accumulated other comprehensive income....................          83             91
                                                                --------       --------
     Total stockholders' equity.............................     122,923        122,906
                                                                --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $142,105       $143,241
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2004      2003      2002
                                                              -------   -------   -------
REVENUES....................................................  $48,221   $45,600   $48,779
COST OF REVENUES............................................   19,786    13,464    27,841
MODEM INVENTORY AND ROYALTY EXPENSE RECOVERY................   (3,208)   (1,800)   (7,221)
                                                              -------   -------   -------
GROSS PROFIT................................................   31,643    33,936    28,159
                                                              -------   -------   -------
OPERATING EXPENSES:
  Research and development..................................    8,506     7,808     9,977
  Sales and marketing.......................................   10,944     7,503     7,668
  General and administrative................................   14,402    10,387     5,453
  Acquired in-process research and development..............       --     1,100       102
  Amortization of intangible assets.........................    2,972     1,124        88
  Restructuring charges.....................................      (66)    3,462       850
  Gain on sale of assets and related royalties..............   (2,000)   (5,476)       --
  Amortization of stock based payments......................    1,425       958       687
                                                              -------   -------   -------
     Total operating expenses...............................   36,183    26,866    24,825
                                                              -------   -------   -------
INCOME (LOSS) FROM OPERATIONS...............................   (4,540)    7,070     3,334
                                                              -------   -------   -------
OTHER INCOME, NET...........................................    1,261     1,383     3,254
                                                              -------   -------   -------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.............   (3,279)    8,453     6,588
PROVISION (BENEFIT) FOR INCOME TAXES........................     (541)    2,575       435
                                                              -------   -------   -------
NET INCOME (LOSS)...........................................  $(2,738)  $ 5,878   $ 6,153
                                                              =======   =======   =======
Basic earnings (loss) per share.............................  $ (0.14)  $  0.29   $  0.31
Shares used in computing basic earnings (loss) per share....   19,857    20,145    19,806
Diluted earnings (loss) per share...........................  $ (0.14)  $  0.28   $  0.31
Shares used in computing diluted earnings (loss) per
  share.....................................................   19,857    20,975    20,004

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                           COMMON STOCK     ADDITIONAL     DEFERRED     RETAINED    COMPREHENSIVE       TOTAL
                                          ---------------    PAID-IN        STOCK       EARNINGS       INCOME       STOCKHOLDERS'
                                          SHARES   AMOUNT    CAPITAL     COMPENSATION   (DEFICIT)      (LOSS)          EQUITY
                                          ------   ------   ----------   ------------   ---------   -------------   -------------
BALANCE, DECEMBER 31, 2001..............  19,665     20       150,319       (1,158)      (42,232)         812          107,761
  Reversal of deferred stock
    compensation for terminated
    employees...........................      --     --           (92)          92            --           --               --
  Extended vesting for ex-officers......      --     --            11          (11)           --           --               --
  Amortization of deferred stock
    compensation........................      --     --            --          687            --           --              687
  Issuance of common stock on exercise
    of stock options....................     423     --         2,202           --            --           --            2,202
  Issuance of restricted common stock...     547      1         3,688       (3,689)           --           --               --
  Issuance of common stock from purchase
    of ESPP shares......................      87     --           489           --            --           --              489
  Cancellation of restricted common
    stock...............................     (19)    --          (121)         121            --           --               --
  Tax benefit from stock options
    exercises...........................      --     --         1,057           --            --           --            1,057
  Common stock buyback..................    (775)    (1)       (5,281)          --            --           --           (5,282)
  Net income............................      --     --            --           --         6,153           --            6,153
  Change in cumulative translation
    adjustment..........................      --     --            --           --            --           35               35
  Unrealized loss on available-for-sale
    securities..........................      --     --            --           --            --         (549)            (549)
                                          ------    ---      --------      -------      --------        -----         --------
BALANCE, DECEMBER 31, 2002..............  19,928    $20      $152,272      $(3,958)     $(36,079)       $ 298         $112,553
                                          ======    ===      ========      =======      ========        =====         ========
  Reversal of deferred stock
    compensation for terminated
    employees...........................      --     --            (4)           4            --           --               --
  Extended vesting for ex-officers......      --     --           253           --            --           --              253
  Amortization of deferred stock
    compensation........................      --     --            --          958            --           --              958
  Issuance of common stock on exercise
    of stock options....................   1,068      1         8,678           --            --           --            8,679
  Issuance of restricted common stock...      67     --           783         (783)           --           --               --
  Issuance of common stock from purchase
    of ESPP shares......................      51     --           262           --            --           --              262
  Cancellation of restricted common
    stock...............................    (205)    --        (1,227)       1,227            --           --               --
  Tax benefit from stock options
    exercises...........................      --     --           754           --            --           --              754
  Common stock buyback..................    (763)    (1)       (6,223)          --            --           --           (6,224)
  Net income............................      --     --            --           --         5,878           --            5,878
  Change in cumulative translation
    adjustment..........................      --     --            --           --            --           30               30
  Unrealized loss on available-for-sale
    securities..........................      --     --            --           --            --         (237)            (237)
                                          ------    ---      --------      -------      --------        -----         --------
BALANCE, DECEMBER 31, 2003..............  20,146    $20      $155,548      $(2,552)     $(30,201)       $  91         $122,906
                                          ======    ===      ========      =======      ========        =====         ========
  Release of Shares -- Voyager
    Acquisition.........................      15     --            --           --            --           --               --
  Amortization of deferred stock
    compensation........................      --     --            --        1,425            --           --            1,425
  Issuance of common stock on exercise
    of stock options....................     589      1         4,656           --            --           --            4,657
  Issuance of restricted common stock...     293     --         3,352       (3,352)           --           --               --
  Issuance of common stock from purchase
    of ESPP shares......................      49     --           407           --            --           --              407
  Cancellation of restricted common
    stock...............................     (11)    --           (57)          57            --           --               --
  Tax benefit from stock options
    exercises...........................      --     --           584           --            --           --              584
  Common stock buyback..................    (461)    --        (4,310)          --            --           --           (4,310)
  Net loss..............................      --     --            --           --        (2,738)          --           (2,738)
  Change in cumulative translation
    adjustment..........................      --     --            --           --            --           18               18
  Unrealized loss on available-for-sale
    securities..........................      --     --            --           --            --          (26)             (26)
                                          ------    ---      --------      -------      --------        -----         --------
BALANCE, DECEMBER 31, 2004..............  20,620    $21      $160,180      $(4,422)     $(32,939)       $  83         $122,923
                                          ======    ===      ========      =======      ========        =====         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2004       2003        2002
                                                              --------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (2,738)  $   5,878   $  6,153
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Acquired in-process research and development............        --       1,100         --
    Depreciation and amortization...........................     4,093       1,841      2,069
    Loss on disposal/sale of property and equipment.........        30         679        243
    Gain on sale of assets and related royalties............    (2,000)     (5,476)        --
    Extended vesting of stock options.......................        --         253         11
    Provision for (recovery of) allowance for doubtful
      accounts..............................................       306        (368)      (357)
    Write-down for (reversal for sale of) excess and
      obsolete inventories..................................        --       1,800       (184)
    Decrease in deferred tax asset..........................        --          --        400
    Amortization of deferred stock compensation.............     1,425         958        676
  Changes in operating assets and liabilities, net of
    acquisitions:
    (Increase) decrease in accounts receivable..............    (4,916)      2,985     (2,173)
    (Increase) decrease in inventories......................      (799)     (1,303)     1,938
    (Increase) decrease in prepaid expenses and other
      assets................................................      (997)      6,089     (2,709)
    Increase (decrease) in accounts payable.................        44      (1,165)    (3,446)
    Decrease in accrued royalties...........................    (3,206)       (450)    (8,685)
    Increase (decrease) in income taxes payable.............    (1,688)      1,070        717
    Tax benefit from stock option exercises.................       584         754      1,057
    Increase (decrease) in other accrued liabilities........     3,299        (546)    (4,563)
    Increase (decrease) in deferred revenue.................      (833)      2,697        234
    Increase (decrease) in long-term accrued liabilities....       (28)        621        (26)
                                                              --------   ---------   --------
      Net cash (used in) provided by operating activities...    (7,424)     17,417     (8,645)
                                                              --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment...........    (6,090)       (961)      (582)
  Proceeds from disposal of property and equipment..........         3         153         71
  Proceeds on sale of assets and related royalties..........     2,000      11,743         --
  Purchase of available-for-sale investments................        --    (343,099)   (49,924)
  Proceeds from sales and maturities of available-for-sale
    investments.............................................    19,151     375,714     78,205
  Purchase of assets/businesses, net of cash acquired.......   (29,062)    (10,762)    (1,606)
  Payment of DTI acquisition earn out.......................    (1,540)         --         --
                                                              --------   ---------   --------
    Net cash (used in) provided by investing activities.....   (15,538)     32,788     26,164
                                                              --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of notes payable.......................        --          --        (24)
  Proceeds from issuance of common stock....................     5,064       8,941      2,692
  Payments for repurchase of common stock...................    (4,310)     (6,224)    (5,282)
  Decrease (increase) in restricted cash....................        70          69       (347)
                                                              --------   ---------   --------
    Net cash provided by (used in) financing activities.....       824       2,786     (2,961)
                                                              --------   ---------   --------
Net (decrease) increase in cash and cash equivalents........   (22,138)     52,991     14,558
Cumulative translation adjustment...........................        18          30         35
Cash and cash equivalents, beginning of year................   106,007      52,986     38,393
                                                              --------   ---------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 83,887   $ 106,007   $ 52,986
                                                              ========   =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes................................  $    739   $     162   $    110
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Increases (decreases) to deferred stock compensation,
    net.....................................................  $  1,870   $  (1,406)  $  2,800
  Issuance of restricted common stock, net of
    cancellations...........................................  $  3,295   $    (444)  $  3,568

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED: DECEMBER 31, 2004

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS

     PCTEL was incorporated in California in 1994 and reincorporated in Delaware in 1998. PCTEL provides wireless connectivity products and technology to wireless carriers, aggregators of Internet connectivity, wireless Internet service providers (WISP's), PC OEM's, and wireless equipment manufacturers. The company brings together expertise in RF platform design, mobility software, and hardware. PCTEL simplifies mobility, provides wireless intelligence, and enhances wireless performance. Additionally, the company licenses both patented and proprietary access technology, principally related to analog modems, to modem solution providers.

     The company principally operates in four business segments.

Antenna Products Group

     The Antenna Products Group (APG) product line consists of wireless communication antennas designed to enhance the performance of broadband wireless, in-building wireless, wireless Internet service providers and Land Mobile Radio (LMR) applications. The Antenna Products Group was formed around the business of MAXRAD, Inc, which was acquired in January 2004. As a result of the October 2004 acquisition of certain antenna product lines from Andrew Corporation ("Andrew"), APG expanded the product line to include GPS (Global Positioning Systems), satellite communications (Mobile SATCOM) and on-glass mobile antennas.

RF Solutions Group

     The RF Solutions Group (RFSG) product line consists of software-defined radio products designed to measure and monitor cellular networks. The RF Solutions Group was formed around the business of DTI, Inc., which was acquired in March 2003. The technology is sold in three forms; as OEM radio frequency receivers, as integrated systems solutions, and as components and systems to U.S. government agencies.

Mobility Solutions Group

     The Mobility Solutions Group (MSG) produces Wi-Fi and Cellular Mobility Software products. This family of solutions simplifies access to both wired and wireless data networks.

Licensing

     PCTEL has an intellectual property portfolio consisting of over 130 U.S. patents and applications, primarily in analog modem technology. It also has proprietary DSP based embedded modem technology. Independent of the three product lines, the company has an active licensing program designed to monetize its intellectual property.

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

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

  BASIS OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

     The company uses the United States dollar as the functional currency for the financial statements, including the financial statements of the subsidiaries in foreign countries, with the exception of the Japanese subsidiary for which the functional currency is the Japanese Yen. Assets and liabilities of the Japanese operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation gains (losses) of the Japanese subsidiary are recorded in accumulated other comprehensive income as a component of stockholders' equity. All gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. At December 31, 2004 the cumulative translation adjustment was $18,000. As of December 31, 2004, the company had subsidiaries in China, Japan and Israel as well as branch offices in Hong Kong and Taiwan. The branch office in Taiwan is in the process of being liquidated. These consolidated financial statements include the accounts of PCTEL and its subsidiaries after eliminating intercompany accounts and transactions.

  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Financial instruments are divided into three different classifications:

          Cash equivalents:     Money market and debt instruments that have an
                                original maturity of 90 days or less.

          Restricted cash:      Certificates of deposit that support a stand-by
                                letter of credit in connection with facility lease obligations and are restricted for use by the company.

          Short-term
investments:                    Marketable debt instruments that generally have
                                an original maturity between three months and one year. All short-term investments are classified as current assets and available-for-sale.

                                As of December 31, 2003, short-term investments consisted of high-grade corporate securities with maturity dates of approximately three months to one year. There were no short-term investments at December 31, 2004.

                                These investments are recorded at current fair market value and any unrealized holding gains and losses (based on the difference between market price and book value) are reflected as other comprehensive income/loss in the stockholders' equity section of the balance sheet. Net of taxes, the accumulated unrealized holding gain as of December 31, 2004 was $0 and $26,000 as of December 31, 2003. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income (expense) and have not been significant to date. Interest and dividends of all securities are included in interest income.

     The carrying amounts reported for cash equivalents and short-term investments are considered to approximate fair values based upon the short maturities of these financial statements.

  CONCENTRATIONS OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES

     The company is subject to certain risks including the impact of the continued economic slowdown, the company's ability to develop and successfully introduce new and enhanced products such as wireless products,

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

the outcome of potential litigation involving intellectual property, competition from larger, more established companies and dependence on key suppliers.

     Financial instruments that potentially subject the company to credit risk consist primarily of short-term investments and trade receivables. There were no short-term investments at December 31, 2004.

     To mitigate credit risk related to short-term investments, the company maintains a portfolio of cash equivalents and short-term investments with reputable financial institutions and money market funds.

     For trade receivables, credit risk is the potential for a loss due to a customer not meeting its payment obligations. PCTEL customers are concentrated in the wireless industry. Estimates are used in determining an allowance for amounts, which the company may not be able to collect, based on current trends, the length of time receivables are past due and historical collection experience. Provisions for and recovery of bad debts are recorded against sales and marketing expense in the consolidated statements of operations.

     The company performs ongoing evaluations of customers' credit limits financial condition and generally require no collateral. As of December 31, 2004, the credit risk was diversified as a result of acquisitions. One customer accounted for 11% of gross accounts receivable with the next largest balance accounting for 6%. As of December 31, 2003, four customers accounted for approximately 25%, 17%, 14% and 14% of gross accounts receivable, respectively.

     The market for PCTEL products is characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required features or performance standards or a delay in bringing a new product to market could adversely affect the operating results. In addition, due to competitive pricing pressures that affect the products and in part to increasing component and manufacturing costs, the company expects gross margins from both existing and future products to decrease over time.

  INVENTORIES

     Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories as of December 31, 2004 were composed of raw materials, sub assemblies, finished goods and work-in-process. The company regularly monitors inventory quantities on hand and, based on the current estimated requirements, it was determined that any excess inventory was reserved as of December 31, 2004 and 2003. Due to competitive pressures and technological innovation, there may be excess inventory in the future. As of December 31, 2004 and December 31, 2003, the allowance for inventory losses was $0.4 million and $0.1 million, respectively. The company recovered $1.8 million of the former write-downs during the year ended December 31, 2003. Write-downs of inventories would have a negative impact on gross margin.

  PREPAID ASSETS

     Prepaid assets are stated at cost and are amortized over their useful lives (up to one year) of the assets.

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

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

  SOFTWARE DEVELOPMENT COSTS

     The company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The company's products include a software component. To date, the company has expensed all software development costs because costs incurred subsequent to the products reaching technological feasibility were not significant.

  REVENUE RECOGNITION

     The company sells antenna products, software defined radio products, and licenses the modem technology through the licensing program. The company records the sale of these products, including related maintenance, and the licensing of the intellectual property as revenue.

     In accordance with SAB No. 104, the company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectibility is reasonably assured. The company recognizes revenue for sales of the antenna products and software defined radio products, when title transfers, which is generally upon shipment from the factory. PCTEL sells these products into both commercial and secure application government markets. Title for sales into the commercial markets generally transfer upon shipment from the factory. Products that are sold into the secure application government market are generally designed to a unique specification. Title for sales into the government markets generally does not transfer until acceptance for the first units and then upon shipment thereafter. Revenue is recognized for antenna products sold to major distributors upon shipment from the factory. The company allows its major antenna product distributors to return product under specified terms and conditions. The company accrues for product returns in accordance with FAS 48, "Revenue Recognition When Right of Return Exists".

     The company recognizes revenue from the Wi-Fi and cellular mobility software, including related maintenance rights, under SOP 97-2 Software Revenue Recognition. If the software license is perpetual and vendor specific objective evidence can be established for the software license and any related maintenance rights, the software license revenue is recognized upon delivery of the software and the maintenance is recorded pro-rata over the life of the maintenance rights. If part of the licensing agreement requires engineering services to customize software for the customer needs, the revenue for these services is recognized when the initial software license is delivered. If vendor specific objective evidence cannot be established, and the only undelivered item is maintenance, the software license revenue, the revenue associated with engineering services, if applicable, and the related maintenance rights are combined and recognized pro-rata over the expected term of the maintenance rights. If vendor specific evidence cannot be established on any of the non-maintenance elements, the revenue is recorded pro-rata over the life of the contractual obligation.

     The company records intellectual property licensing revenue when; it has a licensing agreement, the amount of related royalties is known for the accounting period reported, and collectibility is reasonably assured. Knowledge of the royalty amount specific to an accounting period is either in the form of a royalty report specific to a quarter, a contractual fixed payment in the license agreement specific to a quarter, or the pro-rata amortization of a fixed payment related to multiple quarters over those quarters using the operating lease method. If a license agreement provides for a fixed payment related to periods prior to the license effective date (the past) and volume-based royalties going forward, the fixed payment is recognized at the license effective date and the volume based royalties are recognized as royalty reports are received. If the license provides for a fixed payment for the past and for a finite future period, to be followed by volume based royalties thereafter, the fixed payment is recorded under the operating lease method and recognized pro-rata from the effective date through the end of the period covered by the fixed payment. If a one-time license payment is made for a perpetual license, with no future obligations on behalf of us, revenue is recognized under the capitalized lease method upon the effective date.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

     There is one exception to the recognition of intellectual property licensing as revenue. The company signed a licensing agreement with Conexant simultaneously with the sale of its HSP modem product line to Conexant in 2003. Because the HSP modem product line also requires a license to the company's patent portfolio, the gain on sale of the product line and the licensing stream are not separable for accounting purposes. Ongoing royalties from Conexant are presented in the income statement as Gain on Sale of Assets and Related Royalties.

  SALES RETURNS

     The company's Antenna Products segment allows its major distributors and certain other customers to return unused product under specified terms and conditions. In accordance with FAS 48, the company accrues for product returns based on historical sales and return trends.

  WARRANTIES

     The company offers repair and replacement warranties of primarily two years for Antenna products and one year for RF Solution products. The company carries a warranty reserve for these products based on historical sales and costs of repair and replacement trends.

  R & D COSTS

     The company expenses research and development costs as incurred. All costs incurred prior to establishing the technological feasibility of computer software products to be sold are research and development costs and expensed as incurred in according with SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed".

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the company's assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The company's total allowance for doubtful accounts was $0.5 and $0.1 million at December 31, 2004 and December 31, 2003, respectively. The provision for doubtful accounts is included in sales and marketing expense.

  INCOME TAXES

     The company provides for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against deferred tax assets, which are not likely to be realized.

  STOCK-BASED COMPENSATION

     The company accounts for its stock option plans using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the company's stock at the date of the grant over the amount that must be paid to acquire the Stock. SFAS No. 123, "Accounting for Stock-Based Compensation", issued subsequent to APB No.
25 -- and amended by SFAS No. 148, "Accounting for Stock-Based
Compensation -- Transition and Disclosure", defines a fair value based method of accounting for employee

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

stock options, but allows companies to continue to measure compensation cost for employees using the intrinsic value method of APB No. 25. The following table illustrates the pro forma information regarding net income (loss) and net income
(loss) per share as if the company recorded compensation expense based on the fair value of stock-based awards in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation -- Transition and Disclosure" for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share data):

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2004      2003     2002
                                                            -------   ------   ------
Net (loss) income -- as reported..........................  $(2,738)  $5,878   $6,153
Add: Stock-based employee compensation expense included in
  reported net income (loss)..............................    1,425      958      687
Deduct: Stock-based employee compensation expense
  determined under fair value based method for all
  awards..................................................    6,056      213    2,966
Net (loss) income -- proforma.............................  $(7,369)  $6,623   $3,874
Net (loss) income per share -- basic as reported..........  $ (0.14)  $ 0.29   $ 0.31
Net (loss) income per share -- basic proforma.............  $ (0.37)  $ 0.33   $ 0.19
Net (loss) income per share -- diluted as reported........  $ (0.14)  $ 0.28   $ 0.31
Net (loss) income per share -- diluted proforma...........  $ (0.37)  $ 0.32   $ 0.19

     These costs may not be representative of the total effects on pro forma reported income (loss) for future years. Factors that may also impact disclosures in future years include the attribution of the awards to the service period, the vesting period of stock awards, timing of additional grants of stock option awards and the number of shares granted for future awards.

     In January 2005, the company approved the acceleration of vesting for all unvested underwater options. See discussion in footnote 19 on subsequent events.

     The company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following assumptions:

                                                                EMPLOYEE STOCK
                                           STOCK OPTIONS        PURCHASE PLAN
                                         ------------------   ------------------
                                         2004   2003   2002   2004   2003   2002
                                         ----   ----   ----   ----   ----   ----
Dividend yield.........................  None   None   None   None   None   None
Expected volatility....................    45%    49%    55%    41%    49%    55%
Risk-free interest rate................   2.2%   2.1%   2.4%   1.4%   1.0%   1.2%
Expected life (in years)...............  3.03   2.76   2.75    0.5    0.5    0.5

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life. Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate the existing models may not necessarily provide a reliable single measure of the fair value of the employee stock options. Based on the Black-Scholes option-pricing model, the weighted average estimated fair value of employee stock option grants was $3.63 for 2004, $2.79 for 2003 and $3.78 for 2002. Restricted stock awards are recorded at the fair market value of the stock on the date of grant and is expensed over the vesting period.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

  EARNINGS PER SHARE

     The company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income/(net loss) by the weighted average number of shares of common stock outstanding, less shares subject to repurchase. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method. Common stock options are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants excluded from the calculations of diluted net loss per share were 684,763 for the year ended December 31, 2004.

     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, respectively (in thousands, except per share data):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
Numerator:
Net income (loss).......................................  $(2,738)  $ 5,878   $ 6,153
                                                          =======   =======   =======
Denominator:
Basic earnings (loss) per share:
  Weighted average common shares outstanding............   20,467    20,550    19,947
  Less: Weighted average shares subject to repurchase...     (610)     (405)     (141)
                                                          -------   -------   -------
  Weighted average common shares outstanding............   19,857    20,145    19,806
                                                          -------   -------   -------
Basic earnings (loss) per share.........................  $ (0.14)  $  0.29   $  0.31
                                                          =======   =======   =======
Diluted earnings (loss) per share:
  Weighted average common shares outstanding............   19,857    20,145    19,806
  Weighted average shares subject to repurchase.........        *       181       141
  Weighted average common stock option grants...........        *       649        57
  Weighted average common shares and common stock
     Equivalents outstanding............................   19,857    20,975    20,004
                                                          -------   -------   -------
Diluted earnings (loss) per share.......................  $ (0.14)  $  0.28   $  0.31
                                                          =======   =======   =======

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

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued FAS No. 123R, "Share-Based Payment". The statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprises equity instruments or that may be settled by the issuance of such equity instruments. FAS No. 123R is effective no later than reporting periods ending after June 15, 2005. The company will adopt FAS No. 123R on a prospective basis starting in the third quarter of 2005. See footnote 19 on subsequent events regarding acceleration of underwater options.

     In December 2004, the FASB issued Staff Positions in relation to FAS No. 109, "Accounting for Income Taxes". FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". As a domestic manufacturer, the company will access early in 2005 whether the company is eligible for any tax deductions under this Act. FASB issued FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004. The company has not yet completed the assessment of earnings of foreign subsidiaries that might be repatriated. At this time the company does not expect to repatriate the earnings of our foreign subsidiaries as dividends to take advantage of this tax credit.

     In November 2004, FASB issued FAS No. 151, "An Amendment of ARB No. 43, Chapter 4". The statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for fiscal years beginning after the date the statement was issued. The provisions of the statement have been applied prospectively.

     In March 2004, Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-6, "Participating Securities and the Two -- Class Method under FASB Statement No. 128, Earnings per Share". EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share. The consensus reached by the Task Force in this Issue are effective for reporting periods beginning after March 31, 2004. The company does not have any participating securities as defined under EITF 03- 6. Adoption of this standard did not have a material impact on the company's financial position, results of operations, or cash flows.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the Financial Accounting Standards Board issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46R clarifies some of the provisions of FIN 46 and exempts

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The company does not have any variable interest entities. Adoption of this standard did not have an impact on the company's financial position, results of operations, or cash flows.

2.  SHORT-TERM INVESTMENTS

     The company invests in high quality, short-term investments, which the company classifies as available-for-sale. There were no significant differences between amortized cost and estimated fair value of these short-term investments at December 31, 2004 and December 31, 2003. The following table presents the estimated fair value breakdown of investment securities by major security type (in thousands):

                                                               DECEMBER 31,
                                                              --------------
                                                              2004    2003
                                                              ----   -------
U.S. Government obligations.................................  $ --   $17,256
Corporate bonds.............................................    --     1,921
                                                              ----   -------
  Total short-term investments..............................  $ --   $19,177
                                                              ====   =======

     All of the short-term investments are classified as current assets because they are marketable and the company has the option to sell them at any time.

3.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Raw materials...............................................  $6,868   $1,187
Work in process.............................................     131        5
Finished goods..............................................   1,555       75
                                                              ------   ------
  Inventories, net..........................................  $8,554   $1,267
                                                              ======   ======

4.  PREPAID AND OTHER ASSETS

     Prepaid and other assets consist of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Income tax receivable.......................................  $1,383   $  797
Prepaid expenses............................................     922      935
Other receivables...........................................     558       33
Interest receivable.........................................     106      164
                                                              ------   ------
  Prepaid and other assets..................................  $2,969   $1,929
                                                              ======   ======

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

5.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
Building....................................................  $ 4,484   $    --
Land........................................................    2,820        --
Computer and office equipment...............................    1,953     2,574
Manufacturing Equipment.....................................    1,847       395
Furniture and fixtures......................................      242       123
Leasehold improvements......................................       18        10
                                                              -------   -------
  Total property and equipment..............................   11,364     3,102
Less: Accumulated depreciation and amortization.............   (1,618)   (1,905)
                                                              -------   -------
  Property and equipment, net...............................  $ 9,746   $ 1,197
                                                              =======   =======

     Depreciation expense was approximately $1.1, $0.7 and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

6.  ACQUISITIONS

  Andrew

     On October 27, 2004, PCTEL entered into an agreement to acquire selected assets associated with Andrew Corporation's mobile antenna business and completed the acquisition on October 29, 2004 for a total of $10.9 million in cash. The assets acquired consist of Andrew's GPS, On-Glass, and Antenna Specialists(R) brand of professional antenna products. These product lines will now be developed, manufactured, and supported by PCTEL's Antenna Products Group
(APG). These product lines were integrated into the operations of the Antenna Products Group. The purchase price was allocated $5.4 million to net tangible assets acquired, $0.6 million to core technology, $2.6 million to customer relationships, $0.3 million to trademarks and $0.3 million to order backlog and other intangible assets, net, in the accompanying consolidated balance sheets. The $1.7 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill, which is deductible for tax purposes. The company will amortize the intangible assets over estimated useful lives ranging from six to eight years. A third-party appraiser prepared the appraisal for the tangible and intangible assets.

     The unaudited pro forma affect on the financial results of PCTEL as if the acquisition had taken place on January 1, 2004 and January 1, 2003 is as follows:

                                                              TWELVE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
REVENUES....................................................  $66,566    $70,345
INCOME FROM OPERATIONS*.....................................   (3,931)     6,539

---------------

* The Andrew Acquisition information is carved out of a larger business unit within Andrew. No data is available below income from operations

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

  MAXRAD, Inc.

     On January 2, 2004, PCTEL completed the acquisition of MAXRAD, Inc. MAXRAD is a manufacturer of wireless communications antennas for broadband wireless, in-building wireless and land mobile radio applications. In connection with the acquisition, PCTEL acquired all of the outstanding capital stock of MAXRAD. MAXRAD is now part of the Antenna Products Group (APG) and is one of the three APG product brands. Antenna Specialists(R) and Micro-Pulse are the other two brands.

     In exchange for the outstanding capital stock of MAXRAD, PCTEL paid $18.2 million, net of cash acquired of $2.4 million, out of the available working capital. The purchase price of $20.6 million in cash, of which $0.4 million was paid in April 2004, was allocated $7.6 million to net tangible assets acquired, $0.9 million to the covenant not to compete, $1.3 million to core technology, $3.2 million to customer lists, $1.4 million to trademarks and $0.1 million to other intangible assets, net, in the accompanying consolidated balance sheets. The $6.1 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill, which is deductible for tax purposes. The covenant not to compete will be amortized over two years and other intangible assets over an estimated useful life of six and eight years. A third-party appraiser prepared the appraisal for the intangible assets.

     The unaudited pro forma affect on the financial results of PCTEL as if the acquisition had taken place on January 1, 2003 is as follows:

                                                               TWELVE MONTHS ENDED
                                                                DECEMBER 31, 2003
                                                               -------------------
REVENUES....................................................         $64,223
INCOME FROM OPERATIONS......................................           9,081
NET INCOME..................................................         $ 7,858
                                                                     =======
Basic earnings per share....................................         $  0.39
Shares used in computing basic earnings per share...........          20,145
Diluted earnings per share..................................         $  0.37
Shares used in computing diluted earnings per share.........          20,975

  Dynamic Telecommunications, Inc.

     In March 2003, PCTEL, Inc., completed its asset acquisition of Dynamic Telecommunications, Inc., ("DTI") through a newly wholly owned subsidiary PCTEL Maryland, Inc. DTI is a supplier of software-defined radio technology deployed in high-speed wireless scanning receivers, multi-protocol collection and analysis systems, interference measurement systems and radio frequency command and control software solutions. In connection with the asset acquisition, PCTEL Maryland, a wholly-owned subsidiary of PCTEL, and DTI Holdings, Inc., the sole shareholder of DTI, entered into an Asset Purchase Agreement dated as of March 12, 2003 under which the wholly-owned subsidiary acquired substantially all of the assets of DTI, including intellectual property, receivables, property and equipment and other tangible and intangible assets used in DTI's business.

     In exchange for the acquired net assets, PCTEL paid DTI Holdings $11.0 million in cash. In addition, DTI is entitled to earn-out payments as a result of PCTEL Maryland, Inc. meeting specified financial targets in fiscal years 2003 and 2004. DTI earned approximately $1.5 million for 2003 that was recorded as additional goodwill at December 31, 2003 and paid on May 1, 2004. For the year ended December 31, 2004, DTI earned a cash payout of approximately $0.6 million, which was accrued and recorded as additional goodwill. This amount will be paid on or before May 1, 2005.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

     The purchase price of $11.0 million was allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition as determined by an independent valuation firm. The purchase price was allocated $2.3 million to net assets acquired, $1.1 million to acquired in-process research and development, $0.2 million to the covenant not to compete and $4.4 million to other intangible assets, net, in the accompanying consolidated balance sheets. The $3.0 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. In-process research and development costs were expensed and the covenant not to compete is being amortized over two years and other intangible assets over an estimated useful life of four years. A third-party appraiser prepared the appraisal for the intangible assets. An additional payment of $0.2 million was made in July 2003 to DTI after they delivered a final balance sheet as agreed upon in the Asset Purchase Agreement. The additional payment, recorded as goodwill.

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

7.  DISPOSITION

     In May 2003, the company completed the sale of certain of its assets to Conexant Systems, Inc., ("Conexant"). Conexant is a supplier of semiconductor system solutions for communications applications. In connection with the transaction, the company and Conexant entered into an Asset Purchase Agreement dated as of May 8, 2003 (the "Purchase Agreement") under which Conexant acquired specified assets of the company relating to a component of the company HSP modem operations and consisting of inventory, fixed assets from the company offices in Taiwan, contracts with customers and distributors related to the soft modem products, and limited intellectual property. The company did not transfer any of its patent portfolio in connection with this transaction, and the company retained all operating contracts and intellectual property assets associated with its hardware modem and wireless products.

     In exchange for the assets acquired from PCTEL, Conexant paid approximately $10.75 million in cash to the company, which represents $8.25 million plus the book value of the acquired inventory and fixed assets being transferred to Conexant. Conexant assumed certain liabilities of the company. The total proceeds of $10.75 million netted a gain on sale of assets of $4.5 million. In connection with the Purchase Agreement, Conexant agreed to license the company's Segue Wi-Fi software for use with certain of its products. Conexant will pay the company an aggregate of $1 million, as consideration for this license.

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

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

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

8.  INVENTORY WRITE-DOWNS AND RECOVERIES

     Due to the changing market conditions, economic downturn and estimated future requirements, inventory write-downs of $10.9 million were recorded in the second half of 2001. Of the $10.9 million, $2.3 million related to firm purchase order commitments with the major suppliers and the remaining $8.6 million related to excess inventory on hand or disposed. During 2003 and 2002, the company did not record any additional inventory write-downs having either sold or disposed of all the written down inventories and recovered $1.8 and $7.2 million of the former write-downs, respectively. There were no write-downs for excess inventory in 2004 or 2003.

9.  GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the Financial Accounting Standards Board issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS No. 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. SFAS No. 142 supersedes Accounting Principles Board Opinion ("APB") No. 17 and addresses the financial accounting and reporting standards for goodwill and intangible assets subsequent to their initial recognition. SFAS No. 142 requires that goodwill no longer be amortized. It also requires that goodwill and other intangible assets be tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The company adopted SFAS No. 142 on January 1, 2002 at which time the company ceased amortization of goodwill. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets that are recognized in an entity's balance sheet at the beginning of that fiscal year. An independent valuation firm conducted the annual impairment test as of October 31, 2004, the result of which was that there was no impairment of goodwill or other intangibles.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

     The changes in the carrying amount of goodwill and other intangible assets as of December 31, 2004 were as follows (in thousands):

                                                               GOODWILL
                                                               --------
Balance at December 31, 2002................................   $ 1,255
                                                               -------
Goodwill relating to DTI....................................     4,306
Balance at December 31, 2003................................   $ 5,561
                                                               -------
Goodwill relating to DTI....................................       830
Goodwill from the acquisition of MAXRAD.....................     6,067
Goodwill relating to Andrew.................................     1,656
                                                               -------
Balance at December 31, 2004................................   $14,114
                                                               =======

                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
INTANGIBLE ASSETS                        2004           2003           2002       ASSIGNED LIFE
-----------------                    ------------   ------------   ------------   -------------
Developed technology-cyberPIXIE....    $   301        $   452          $452       3 years
Other intangible assets-DTI........      4,600          4,600            --       2 to 4 years
Patents............................         75            300            --       15 years
Other intangible assets-MAXRAD.....      5,500             --            --       1 to 6 years
Trademark-MAXRAD...................      1,400             --            --       8 years
Other Intangible
  Assets -- Andrew.................      3,500             --            --       1 to 6 years
Trademark -- Andrew................        300             --            --       8 years
                                       -------        -------          ----
                                       $15,676        $ 5,352          $452
                                       =======        =======          ====
Less: Accumulated amortization.....    $(4,048)       $(1,212)         $(87)
                                       =======        =======          ====
Net intangible assets..............    $11,628        $ 4,140          $365
                                       =======        =======          ====

     During 2004, the company sold $0.2 million in patents and wrote off $0.2 million of impaired developed technology. In 2005 and in future years, amortization of other intangible assets would be as follows:

                                                           DECEMBER 31,
                                            ------------------------------------------
                                             2005     2006     2007     2008     2009
                                            ------   ------   ------   ------   ------
Amortization of other intangible assets...  $3,362   $2,601   $1,719   $1,501   $1,501

  COMPREHENSIVE INCOME

     The following table provides the calculation of other comprehensive income for the years ended December 31, 2004, 2003 and 2002 (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2004      2003     2002
                                                            -------   ------   ------
Net income (loss).........................................  $(2,738)  $5,878   $6,153
Other comprehensive income:
  Cumulative translation adjustment.......................       18       30       35
  Unrealized gains (loss) on available-for-sale
     securities...........................................      (26)    (237)    (549)
                                                            -------   ------   ------
Comprehensive income (loss)...............................  $(2,746)  $5,671   $5,639
                                                            =======   ======   ======

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

10.  RESTRUCTURING CHARGES

  2004 Restructuring

     In October 2004, the company discontinued its Soft AP product line. The amount charged to restructuring for severance costs in California and Taiwan as well as costs associated with the closure of the Taiwan branch office was $0.1 million. These costs will be paid by the end of the third quarter of 2005.

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

     As of December 31, 2004, the remaining accrual balance of $0.6 million primarily relates to the facility related charges, lease payments, and related costs. As a result of lower than estimated facility shut down costs, the company reversed $0.2 million of the restructuring reserve. The following analysis sets forth the rollforward of this charge:

                                          ACCRUAL                                   ACCRUAL
                                         BALANCE AT                                BALANCE AT
                                        DECEMBER 31,   RESTRUCTURING              DECEMBER 31,
                                            2003       CHARGES, NET    PAYMENTS       2004
                                        ------------   -------------   --------   ------------
Severance and employment related
  costs...............................     $  633          $  6          $592         $ 47
Costs for closure of excess
  facilities..........................        977           (65)          337          575
                                           ------          ----          ----         ----
                                           $1,610          $(59)         $929         $622
                                           ======          ====          ====         ====
Amount included in long-term
  liabilities.........................                                                $274
                                                                                  ------------
Amount included in short-term
  liabilities.........................                                                $348
                                                                                  ============

11.  INCOME TAXES

     The domestic and foreign components of the income (loss) before provision for income taxes and extraordinary loss were as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2004      2003     2002
                                                           -------   ------   -------
Domestic.................................................  $(3,266)  $8,309   $(7,603)
Foreign..................................................      (13)     144    14,191
                                                           -------   ------   -------
                                                           $(3,279)  $8,453   $ 6,588
                                                           =======   ======   =======

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

     The provision (benefit) for income taxes consisted of the following (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                             --------------------------
                                                              2004      2003      2002
                                                             -------   -------   ------
Current:
  Federal..................................................  $(1055)   $1,917    $(168)
  State....................................................    (184)      498       23
  Foreign..................................................     380       100      180
                                                             ------    ------    -----
                                                               (859)    2,515       35
                                                             ------    ------    -----
Deferred:
  Federal..................................................     274        52      400
  State....................................................      43         8       --
                                                             ------    ------    -----
                                                                317        60      400
                                                             ------    ------    -----
                                                             $ (541)   $2,575    $ 435
                                                             ======    ======    =====

     A reconciliation of the provision for income taxes at the Federal statutory rate compared to our effective tax rate is as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
Provision (benefit) at Federal statutory rate (35%).....  $(1,148)  $ 2,971   $ 2,306
State income tax, net of Federal benefit................     (330)      498        23
Research & development credit...........................     (388)   (1,175)     (560)
Change in valuation allowance...........................    1,211       (67)   (2,368)
Reduction of tax exposure (Federal/California)..........     (404)       --        --
Tax effect of permanent differences.....................      559       373       408
Foreign income/(loss) taxed at different rates..........       --        50       651
Other...................................................      (41)      (75)      (25)
                                                          -------   -------   -------
                                                          $  (541)  $ 2,575   $   435
                                                          =======   =======   =======

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax accounts consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2004      2003
                                                              --------   -------
Accrued royalties...........................................  $      4   $ 1,298
Net operating loss carryforwards............................       344         8
State tax credits...........................................     2,983       952
Other cumulative temporary differences......................     2,349     2,213
Deferred amortization of purchased assets...................     5,531     5,514
                                                              --------   -------
                                                                11,211     9,985
Valuation allowance.........................................   (11,211)   (9,985)
                                                              --------   -------
  Net deferred tax asset....................................  $     --   $    --
                                                              ========   =======
Deferred tax liability......................................      (417)      (60)
                                                              --------   -------
  Net deferred tax liability................................  $   (417)  $   (60)
                                                              ========   =======

     At December 31, 2004, the company had a full valuation allowance against the deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a periodic basis the recoverability of deferred tax assets and the need for a valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

     The company believes that approximately $1.3 million of undistributed earnings of non-domestic subsidiaries were reinvested indefinitely, and no Federal income tax needed to be provided under the plan of investment. The American Jobs Creation Act of 2004 ("the Act") was passed into law on October 22, 2004 and introduced a special one-time dividend received deduction under certain circumstances on the repatriation of certain foreign earnings to a United States of America taxpayer. While it is unlikely that any distributions will be made, the company is not yet in position to decide whether, and to what extent, it might repatriate foreign earnings under the new provisions of the Act that have not yet been remitted to the United States.

12.  CONTINGENCIES

     The company has from time to time in the past received correspondence from third parties, and may receive communications from additional third parties in the future, asserting that the products infringe on their intellectual property rights, that the patents are unenforceable or that the company has inappropriately licensed the intellectual property to third parties. The company expects these claims to increase as our intellectual property portfolio becomes larger. These claims could affect the company's relationships with existing customers and may prevent potential future customers from purchasing the company's products or licensing the technology. Intellectual property claims against the company, and any resulting lawsuit, may result in incurring significant expenses and could subject the company to significant liability for damages and invalidate the company's proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. In addition, any claims of this kind, whether they are with or without merit, could cause product shipment delays or require the company to enter into royalty or licensing agreements. In the event that PCTEL does not prevail in litigation, the company could be prevented from selling the company's products or be required to enter into royalty or licensing agreements on terms, which may not be acceptable to the company. PCTEL could also be prevented

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

from selling the company's products or be required to pay substantial monetary damages. Should PCTEL cross license the intellectual property in order to obtain licenses, the company may no longer be able to offer a unique product. To date, PCTEL has not obtained any licenses from 3Com and the other companies from whom the company has received communication.

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

     On November 15, 2004 Fraser filed a notice of appeal. The company believes that this appeal is without merit and intends to defend the appeal vigorously.

  Litigation with U.S. Robotics

     On May 23, 2003, the company filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against U.S. Robotics Corporation claiming that U.S. Robotics has infringed one of the company's patents. U.S. Robotics counterclaimed asking for a declaratory judgment that the claims of the patent are invalid and not infringed. This case was consolidated for claims construction discovery with the lawsuit against Agere Systems and Lucent Technologies, and the now-concluded litigation with 3Com Corporation and Broadcom Corporation. Claims construction discovery under the Patent Local Rules has been taken and the claims construction issues have been briefed to the Court. A hearing on the construction of the claims of the patent, originally scheduled for January 12, 2005, was continued by the Court and is now scheduled for April 6, 2005. No trial date has been set. Although the company believes it has meritorious

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

claims and defenses, the company cannot now predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

  Litigation with Agere and Lucent

     On May 23, 2003, the company filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of the company's patents and that Lucent has infringed three of the company's patents. Agere counterclaimed asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere. This case was consolidated for claims construction discovery with the lawsuit against U.S. Robotics Corporation and the now-concluded litigation with 3Com Corporation and Broadcom Corporation.

     Because of a then-pending reexamination proceeding for PCTEL's U.S. Patent No. 5,787,305 (the '305 patent), on December 4, 2003, the claims against Agere and Lucent relating to the '305 patent were stayed by stipulation of the parties. Claims construction discovery under the Patent Local Rules has been taken with respect to the three patents as to which the litigation was not stayed, and the claims construction issues relating to those patents have been briefed to the Court. A hearing on the construction of the claims of those patents, originally scheduled for January 12, 2005, was continued by the Court and is now scheduled for April 6, 2005.

     On July 28, 2004, the company received from the U.S. Patent Office a Notice of Intent to Issue Ex Parte Reexamination Certificate for the '305 patent, and on January 11, 2005, the U.S. Patent Office issued the Reexamination Certificate. The stay regarding the '305 patent has now been lifted by stipulation of the parties.

     No trial date has been set. Although the company believes that it has meritorious claims and defenses, the company cannot predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

  Litigation with 3Com

     In March 2003, 3Com Corporation filed a lawsuit against the company asserting claims that the company infringed certain 3Com patents and asking for a declaration that one of the company's patents was invalid, unenforceable and not infringed by 3Com. Also in March 2003, the company filed a lawsuit against 3Com asserting claims that 3Com infringed one of the company's patents and asking for a declaration that certain of 3Com's patents were invalid, unenforceable and not infringed by the company. These cases were consolidated for claims construction discovery with the lawsuits against U.S. Robotics Corporation, Agere and Lucent, and the now-concluded litigation with Broadcom Corporation. In November 2004, the parties entered into a settlement agreement which was favorable to the company, and on December 1, 2004, the Court granted the parties' stipulated request that all claims and counterclaims in the 3Com actions be dismissed with prejudice.

13.  PREFERRED STOCK

     The company is authorized to issue up to 5,000,000 shares of preferred stock in one or more series, each with a par value of $0.001 per share. As of December 31, 2004 and 2003, no shares of preferred stock were outstanding.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

14.  COMMON STOCK

  COMMON STOCK RESERVED FOR FUTURE ISSUANCE

     As of December 31, 2004, the company had reserved shares of common stock for future issuance as follows:


1995, 1997 and 2001 Stock Option Plans......................   5,710,740
1998 Director Option Plan...................................     400,000
Employee Stock Purchase Plan................................   1,850,923
                                                               ---------
Total shares reserved.......................................   7,961,663
                                                               =========

  STOCK OPTION PLANS

  1995 Plan, 1997 Plan, and 2001 Plan

     In March 1995, the Board of Directors adopted and approved the 1995 Stock Option Plan ("1995 Plan"). Under the 1995 Plan, the Board may grant to employees, directors and consultants options to purchase the common stock at terms and prices determined by the Board. No further options will be granted under the 1995 Plan. However, all outstanding options under the 1995 Plan remain in effect. The 1995 Plan will terminate in 2005. As of December 31, 2004, of the total 3,200,000 shares authorized under the 1995 Plan, 156,032 shares remain available for issuance, pursuant to options outstanding under the plans.

     In November 1996, the Board of Director adopted and approved the 1997 Stock Option Plan ("1997 Plan"). Under the 1997 Plan, the Board may grant to employees, directors and consultant's options to purchase the common stock and/or stock purchase rights at terms and prices determined by the Board. In August 1999, the Board of Directors and the stockholders approved an amendment and restatement of the 1997 Plan that increased the number of authorized shares of the common stock the company may issue under the 1997 Plan to 5,500,000. The company will further increase annually the number of shares authorized to issue under the 1997 Plan by an amount equal to the lesser of (i) 700,000 shares, (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. The exercise price of incentive stock options granted under the 1997 Plan may not be less than the fair market value of the common stock on the grant date. Nonqualified stock options granted under the 1997 Plan must be at a price equal to at least 85% of the fair market value of the common stock at the date of grant. Options granted under the 1997 Plan may be exercised at any time within ten years of the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The 1997 Plan will terminate in 2007. As of December 31, 2004, of the total 8,962,413 shares authorized under the 1997 Plan, 794,267 shares remain available for issuance.

     In August 2001, the Board of Directors adopted and approved the 2001 Nonstatutory Stock Option Plan ("2001 Plan"). Under the 2001 Plan, the Board may grant to employees and consultants options to purchase the common stock at terms and prices determined by the Board. The 2001 Plan does not apply to directors and officers. Options granted under the 2001 Plan may be exercised at any time within ten years from the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The 2001 Plan will terminate in 2011. As of December 31, 2004, of the total 750,000 shares authorized under the 2001 Plan, 584,244 remain available for issuance.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

     The following table summarizes stock option activity under the Plans as of December 31, 2004:

                                                                  OPTIONS OUTSTANDING
                                                             -----------------------------
                                                                              WEIGHTED
                                                 OPTIONS                  AVERAGE EXERCISE
                                                AVAILABLE      SHARES          PRICE
                                                ----------   ----------   ----------------
Balance, December 31, 2001....................   1,203,333    4,947,095        $14.76
  Authorized..................................     700,000           --
  Granted.....................................  (2,346,200)   2,346,200        $ 6.04
  Exercised...................................          --     (970,081)       $ 2.27
  Cancelled...................................   2,017,281   (2,017,281)       $17.64
  Repurchased.................................      19,000           --            --
                                                ----------   ----------        ------
Balance, December 31, 2002....................   1,593,414    4,305,933        $11.46
  Authorized..................................     700,000           --
  Granted.....................................  (1,877,156)   1,877,156        $ 8.13
  Exercised...................................          --   (1,065,576)       $ 7.65
  Cancelled...................................   1,901,513   (1,901,513)       $13.48
  Repurchased.................................     205,000           --            --
                                                ----------   ----------        ------
Balance, December 31, 2003....................   2,522,771    3,216,000        $ 9.58
                                                ==========   ==========        ======
  Authorized..................................     700,000           --
  Granted.....................................  (2,053,858)   2,053,858        $ 9.33
  Exercised...................................          --     (739,031)       $ 7.86
  Cancelled...................................     354,630     (354,630)       $15.06
  Repurchased.................................      11,000           --            --
                                                ----------   ----------        ------
Balance, December 31, 2004....................   1,534,543    4,176,197        $ 9.85
                                                ==========   ==========        ======

     In 2001, in connection with the hiring and appointment of two executive officers of PCTEL, the company granted an aggregate amount of 300,000 options at $8.00 per share outside of any stock option plan, pursuant to individual stock option agreements. As of December 31, 2004, 86,667 options are outstanding.

  1998 Director Option Plan ("Directors Plan")

     The Directors Plan became effective following the company's IPO in October 1999. In June 2003 the shareholders approved amendments to the plan, which added 200,000 shares for a plan total of 400,000 shares and increased the annual options granted to the Board of Directors from 7,500 to 10,000 shares. Therefore, the company reserved a total of 400,000 shares of common stock that the company can issue under the company's Directors Plan. Under our 1998 Directors Plan, any new non-employee director elected to the Board of Directors automatically receives a grant of 15,000 shares of common stock. The 15,000 share options will vest one-third as of each anniversary of its date of grant until the option is fully vested, provided that the optionee continues to serve as a director on such dates. After the initial 15,000 share options are granted to the non-employee director, he or she shall automatically be granted an option to purchase 10,000 shares each year on January 1, if on such date he or she shall have served on the Board of Directors for at least six months. The 10,000 share options shall vest completely on the first year anniversary of their date of grant, provided that the optionee continues to serve as a director on such dates. The exercise price of all options shall be 100% of the fair market value per share of the common stock, generally determined with reference to the closing price of the common stock as reported on the NASDAQ National Market on the date of grant. All of the options

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

granted under our 1998 Directors Plan have a term of 10 years. As of December 31, 2003, of the total 400,000 shares authorized for issuance, the company has 250,000 shares remaining that can be granted under the Directors Plan. For the year ended December 31, 2001, there were grants of 52,500 options at a weighted average exercise price of $8.46 and cancellations of 15,000 options at a weighted average exercise price of $33.92 under the Directors Plan. As of December 31, 2001, 60,000 options were outstanding at a weighted average exercise price of $21.05. For the year ended December 31, 2002, there were grants of 75,000 options at a weighted average exercise price of $8.43 and cancellations of 22,500 options at a weighted average exercise price of $25.95 under the Directors Plan. As of December 31, 2002, 112,500 options were outstanding at a weighted average exercise price of $11.66. For the year ended December 31, 2003, there were grants of 37,500 options at a weighted average exercise price of $7.90 and no cancellations under the Directors Plan. As of December 31, 2003, 150,000 options were outstanding at a weighted average exercise price of $10.72. For the year ended December 31, 2004, there were grants of 60,000 options at a weighted average exercise price of $10.75 and no cancellations under the Directors Plan. As of December 31, 2004, 210,000 options were outstanding at a weighted average exercise price of $10.73.

     The following table summarizes information about stock options outstanding under the 1995 Plan, 1997 Plan, 2001 Plan, Directors Plan and Executive Options at December 31, 2004:

                                               OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                           ----------------------------   -----------------------------
                                            WEIGHTED-
                              NUMBER         AVERAGE                         NUMBER
                          OUTSTANDING AT    REMAINING      WEIGHTED-      EXERCISABLE      WEIGHTED-
                           DECEMBER 31,    CONTRACTUAL      AVERAGE       DECEMBER 31,      AVERAGE
RANGE OF EXERCISE PRICES       2004           LIFE       EXERCISE PRICE       2004       EXERCISE PRICE
------------------------  --------------   -----------   --------------   ------------   --------------
$ 5.96 -- $ 7.04.......       467,517         7.57           $ 6.68          288,684         $ 6.71
$ 7.07 -- $ 7.50.......       273,500         8.30           $ 7.24          113,437         $ 7.23
$ 7.53 -- $ 7.53.......       599,825         8.19           $ 7.53          230,271         $ 7.53
$ 7.55 -- $ 7.95.......       480,580         7.52           $ 7.76          278,534         $ 7.76
$ 7.97 -- $10.25.......       812,265         7.53           $ 9.55          401,999         $ 9.23
$10.33 -- $10.75.......       489,880         9.02           $10.70           10,000         $10.63
$10.80 -- $11.56.......       475,288         8.88           $11.38           65,390         $11.37
$11.60 -- $11.84.......       739,100         9.05           $11.75           59,657         $11.60
$12.16 -- $36.78.......       127,409         6.24           $25.10          100,051         $28.48
$59.00 -- $59.00.......         7,500         5.08           $59.00            7,500         $59.00
                          --------------                                  ------------
                            4,472,864         8.19           $ 9.86        1,555,523         $ 9.77
                          ==============                                  ============

     As of December 31, 2003 there were 3,596,000 options exercisable at a weighted average exercise price of $11.98 and as of December 31, 2002, there were 2,080,916, options exercisable at a weighted average exercise price of $13.40.

  Employee Stock Purchase Plan ("Purchase Plan")

     In May 1998, the company reserved a total of 800,000 shares of common stock for future issuance under the company's Purchase Plan, plus annual increases equal to the lesser of (i) 350,000 shares (ii) 2% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. The Purchase Plan will enable eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is six months. The Purchase Plan will terminate in 2008. As of December 31, 2004, the company had 1,850,923 shares remaining that can be issued under the Purchase Plan.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

  Deferred Stock Compensation

     In connection with the grant of stock options to employees prior to the initial public offering in 1999, the company recorded deferred stock compensation of $5.4 million, representing the difference between the exercise price and deemed fair value of the common stock on the date these stock options were granted. Such amount is presented as a reduction of stockholders' equity and was amortized ratably over the vesting period of the applicable options through the second quarter of 2003.

     In connection with the grant of restricted stock to employees in 2001, the company recorded deferred stock compensation of $1.8 million, representing the fair value of the common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders' equity and was amortized ratably over the vesting period of the applicable shares through the fourth quarter of 2003.

     In connection with the grant of restricted stock to employees in March 2002, the company recorded deferred stock compensation of $0.4 million, representing the fair value of our common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable shares through March 2005.

     In connection with the grant of restricted stock to employees in December 2002, the company recorded deferred stock compensation of $3.3 million representing the fair value of the common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable shares through October 2008.

     In connection with the grant of restricted stock to employees and directors in 2003, the company recorded deferred stock compensation of $0.8 million representing the fair value of the common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable shares through July 2009.

     In connection with the grant of restricted stock to employees and directors in 2004, the company recorded deferred stock compensation of $3.3 million representing the fair value of the common stock on the date the restricted stock was granted. Such amount is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable shares through July 2009.

     For the years ended December 31, 2004, 2003 and 2002, amortization of deferred stock compensation (in thousands) relates to the following functional categories:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                2004      2003     2002
                                                              --------   ------   ------
Research and development....................................   $  108     $ 88     $152
Sales and marketing.........................................      303      222      153
General and administrative..................................    1,014      648      382
                                                               ------     ----     ----
                                                               $1,425     $958     $687
                                                               ======     ====     ====

15.  STOCK REPURCHASES

     In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the common stock, which was completed in February 2003. In February and November 2003, the company extended the stock repurchase program to repurchase up to 1,000,000 and 500,000 additional shares, respectively, on the open market from time to time. During 2004, the company repurchased 461,400 shares of the common stock for approximately $4.3 million. Since the inception of the stock repurchase program the company has repurchased 2,000,000 shares of the outstanding common stock for approximately $15.8 million.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

16.  LEASE COMMITMENTS

     The company has non-cancelable operating leases for office facilities through 2007. The future minimum rental payments under these leases at December 31, 2004, are as follows (in thousands):

2005........................................................     558
2006........................................................     543
2007........................................................     347
                                                              ------
Future minimum lease payments...............................  $1,448
                                                              ======

     The rent expense under operating leases for office facilities in use for the years ended December 31, 2004, 2003 and 2002 was approximately $0.6 million, $0.7 million and $0.9 million, respectively.

17.  INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

     In 2003 the company operated as a single segment. In January 2004 PCTEL began operating in five distinct segments. They are Mobility Solutions (previously software), RF Solutions (previously test), Antenna Product (previously antenna), Modems and the Licensing segment. In May 2003, the company sold its modem product line to Conexant. Intercompany sales and profits from Antenna Products to RF Solutions are eliminated.

     PCTEL's chief operating decision maker (CEO) uses only the below measures in deciding how to allocate resources and assess performance among the segments.

     The results of operations by segment are as follows:

                                         APG      RFSG      MSG     LICENSING   MODEMS   ELIMINATION   CONSOLIDATED
                                       -------   -------   ------   ---------   ------   -----------   ------------
Revenue, year ended December 31,
  2004...............................  $26,451   $10,768   $5,129    $5,936     $  --       $(63)        $48,221
                                                                                                         =======
Gross Profit.........................  $10,637   $ 7,177   $4,937    $5,693     $3,208      $ (9)        $31,643
Operating Expenses...................                                                                    $36,183
                                                                                                         -------
Operating (Loss).....................                                                                    $(4,540)
                                                                                                         =======

                                        APG    RFSG     MSG     LICENSING   MODEMS    ELIMINATION   CONSOLIDATED
                                        ---   ------   ------   ---------   -------   -----------   ------------
Revenue, year ended December 31,
  2003................................  $--   $8,053   $1,566    $18,488    $17,493       $--         $45,600
                                                                                                      =======
Gross Profit..........................  $--   $6,037   $1,477    $18,462    $ 7,960       $--         $33,936
Operating Expenses....................                                                                $26,866
                                                                                                      -------
Operating (Loss)......................                                                                $ 7,070
                                                                                                      =======

                                         APG   RFSG   MSG    LICENSING   MODEMS    ELIMINATION   CONSOLIDATED
                                         ---   ----   ----   ---------   -------   -----------   ------------
Revenue, year ended December 31,
  2002.................................  $--   $--    $148    $5,127     $43,504       $--         $48,779
                                                                                                   =======
Gross Profit...........................  $--   $--    $148    $5,127     $22,884       $--         $28,159
Operating Expenses.....................                                                            $24,825
                                                                                                   -------
Operating (Loss).......................                                                            $ 3,334
                                                                                                   =======

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

     The company's revenue to customers outside of the United States, as a percent of total revenues, is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2004      2003      2002
                                                              -----     -----     -----
Europe......................................................    7%        4%        1%
Canada......................................................    5%        0%        0%
South & Central America.....................................    5%        0%        0%
Taiwan......................................................    1%       25%       61%
China & Hong Kong...........................................    1%        9%       23%
Other.......................................................    4%        5%        3%
                                                               --        --        --
                                                               23%       43%       88%
                                                               ==        ==        ==

     Revenue to the company's major customers representing greater than 10% of total revenues by segment during the last three fiscal years are as follows:

APG

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
CUSTOMER                                                      2004      2003      2002
--------                                                      -----     -----     -----
TESSCO......................................................   19%       N/A       N/A
Hutton......................................................   10%       N/A       N/A
                                                               --        ---       ---
                                                               29%       N/A       N/A
                                                               ==        ===       ===

RFSG

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
CUSTOMER                                                      2004      2003      2002
--------                                                      -----     -----     -----
Ericsson Sweden.............................................   18%       16%       N/A
Creative Marketing..........................................    9%       15%       N/A
                                                               --        --        ---
                                                               27%       31%       N/A
                                                               ==        ==        ===

MSG

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
CUSTOMER                                                      2004      2003      2002
--------                                                      -----     -----     -----
Cingular & Affiliates.......................................   27%       17%       0%
Broadcom....................................................   18%        0%       0%
Conexant....................................................   10%       31%       0%
Go Remote...................................................   10%        0%       0%
                                                               --        --         --
                                                               65%       48%       0%
                                                               ==        ==         ==

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

LICENSING

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
CUSTOMER                                                      2004      2003      2002
--------                                                      -----     -----     -----
Broadcom....................................................   46%        6%       0%
SiLabs......................................................   37%        7%      30%
ESS Technologies............................................    0%        0%      54%
Intel Corporation...........................................    0%       73%       0%
                                                               --        --        --
                                                               83%       86%      84%
                                                               ==        ==        ==

MODEMS

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
CUSTOMER                                                      2004      2003      2002
--------                                                      -----     -----     -----
Lite-on Technology..........................................    0%       20%      28%
Askey.......................................................    0%       23%      26%
Prewell.....................................................    0%       15%      26%
                                                                --       --        --
                                                                0%       58%      80%
                                                                ==       ==        ==

     As of December 31, 2004, the long-lived assets were primarily located in the United States. The long-lived assets by geographic region as of December 31, 2004 and 2003 are as follows:

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
United States...............................................  $35,625   $10,953
Other.......................................................  $    43   $    --

18.  BENEFIT PLANS

  401(k) Plan

     The 401(k) plan covers all of the employees beginning the first of the month following the month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k). The company made $0.5 million in employer contributions to the 401(k) plan for each of the years ended December 31, 2004, 2003 and 2002.

  Post-retirement health insurance

     Effective July 2003, the company started a plan to cover post-retirement health insurance for Martin H. Singer, Chairman of the Board and Chief Executive Officer. Based on an actuarial valuation prepared by RSM McGladrey in accordance with FAS 106, the company's accumulated post retirement benefit obligation for this plan was $107,000 at December 31, 2004.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

19.  SUBSEQUENT EVENTS

  Acceleration of Stock Options

     On January 28, 2005, the Compensation Committee of the Board of Directors of PCTEL, Inc. approved the acceleration of vesting of all unvested options to purchase shares of common stock of PCTEL that are held by current employees, including executive officers, and which have an exercise price per share equal to or greater than $10.00. Options to purchase 1,647,765 shares of common stock are subject to this acceleration. The acceleration is effective as of January 28, 2005, provided that holders of incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, will be given the election to decline the acceleration of an option if such acceleration would have the effect of changing the status of such option for federal income tax purposes from an incentive stock option to a non-qualified stock option.

     The acceleration of these options was undertaken to eliminate the future compensation expense that PCTEL would otherwise recognize in its income statement with respect to those options upon the effectiveness of FASB Statement No. 123R ("FAS 123R") in July 2005. The future expense will instead be reflected in pro forma footnote disclosure to PCTEL's financial statements for the quarter ending March 31, 2005, as permitted under the transition guidance provided by the Financial Accounting Standards Board.

20.  QUARTERLY DATA (UNAUDITED)

                                                              QUARTERS ENDED,
                                                 ------------------------------------------
                                                 MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                   2004       2004       2004        2004
                                                 --------   --------   ---------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.......................................  $10,960    $11,498     $10,735    $15,298
Gross profit...................................    6,921      7,265       6,285     11,171
Income (loss) from operations..................   (1,689)    (1,169)     (2,517)       835
Income (loss) before provision for income
  taxes........................................   (1,450)      (898)     (2,168)     1,237
Net income (loss)..............................     (468)      (708)     (2,626)     1,064
Basic earnings (loss) per share................  $ (0.02)   $ (0.03)    $ (0.13)   $  0.05
Shares used in computing basic earnings (loss)
  per share....................................   19,901     20,259      20,174     20,064
Diluted earnings (loss) per share..............  $ (0.02)   $ (0.03)    $ (0.13)   $  0.05
Shares used in computing diluted earnings
  (loss) per share.............................   19,901     20,259      20,174     20,408

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2004

                                                              QUARTERS ENDED,
                                                 ------------------------------------------
                                                 MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                   2003       2003       2003        2003
                                                 --------   --------   ---------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.......................................  $13,082    $10,176     $ 4,030    $18,312
Gross profit...................................    6,523      6,418       3,275     17,720
Income (loss) from operations..................   (1,361)       799      (2,857)    10,489
Income (loss) before provision for income
  taxes........................................     (866)     1,133      (2,566)    10,752
Net income (loss)..............................     (930)     1,104      (2,318)     8,022
Basic earnings (loss) per share................  $ (0.05)   $  0.06     $ (0.12)   $  0.41
Shares used in computing basic earnings (loss)
  per share....................................   19,238     19,469      19,663     19,722
Diluted earnings (loss) per share..............  $ (0.05)   $  0.05     $ (0.12)   $  0.39
Shares used in computing diluted earnings
  (loss) per share.............................   19,238     20,807      19,663     20,403

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A:  CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of PCTEL management, including the company's Chairman and Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's Chairman and Chief Executive Officer and its Chief Financial Officer concluded that the company's disclosure controls and procedures were ineffective as of December 31, 2004 because of the material weakness discussed below. In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(B) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of PCTEL is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. PCTEL's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

     - pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of PCTEL;

     - provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of PCTEL are being made only in accordance with authorizations of management and directors of PCTEL; and

     - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of PCTEL's assets that could have a material effect on the financial statements.

     The management of PCTEL has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have effective controls over determining net operating loss carrybacks, applicable state tax rates applied, and the tax effect of stock option exercises. In addition, the Company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to deferred income tax assets and liabilities. This control deficiency resulted in audit adjustments to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in "Internal Control-Integrated Framework."

     Management has excluded MAXRAD, Inc. and the acquired selected assets of Andrew Corporation from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company through purchase business combinations during January and October 2004, respectively. The Company has organized its Antenna Products Group around the businesses represented by these two acquisitions. MAXRAD, Inc. and the acquired operations of Andrew Corporation are consolidated in the company's financial statements. Their total assets represent 18% of the Company's total assets as of December 31, 2004. Their total revenues and gross profit represent 55% and 34% of the Company's total revenues and gross profit, respectively, for the year ended December 31, 2004.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(C) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There was no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     However, to address the material weakness described above, subsequent to December 31, 2004, the Company's management has taken the following actions, which are material changes:

     - Engaged an outside tax consultant to prepare the tax provision, provide tax expertise and expertise in the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

     - Implemented an internal training program to enhance the capabilities of its internal tax personnel.

     - Acquired software to automate and better control the tax provision preparation process.

     - Improved its system of internal controls over the review of the consolidated benefit (provisions) for income taxes.

ITEM 9B:  OTHER INFORMATION

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the company's directors is incorporated by reference to the sections entitled "Proposal #1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement related to PCTEL's 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to general instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Item 4A of this Report in the section captioned "Executive Officers of the Registrant".

CODE OF ETHICS

     The company adopted the PCTEL, Inc. Code of Ethics for Principal Executives and Key Financial Officers ("Code of Ethics"). The Code of Ethics applies to the principal executive financial officer, the principal accounting officer or controller and persons performing similar functions and responsibilities who shall be identified by the Audit Committee from time to time.

     The Code of Ethics is available at the company's website, located at www.pctel.com. It may be found at the website as follows:

     1. From the main web page, click on "Investor Relations,"

     2. Next, click on "Corporate Governance,"

     3. Finally, click on "Financial Code of Ethics."

     The company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on the company website.

ITEM 11: EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the sections captioned "Executive Compensation and Other Matters" and "Report of the Compensation Committee of the Board of Directors" contained in the Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information concerning the security ownership of certain beneficial owners and management as well as equity compensation plans, is incorporated by reference to the information set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" contained in the Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning principal accountant fees and services is incorporated by reference to the section entitled "Proposal #2-Ratification of Appointment of Independent Registered Public Accountants" contained in the Proxy Statement.

ITEM 15: EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS

     Refer to the financial statements filed as a part of this Report under "Item 8 -- Financial Statements and Supplementary Data".

     (2) FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is filed as a part of this Report under "Schedule II" immediately preceding the signature page:
     Schedule II -- Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2004. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

     (3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

    EXHIBIT
    NUMBER                                 DESCRIPTION
    -------                                -----------
     2.1      (a)  Asset Purchase Agreement dated March 12, 2003, by and among
                   PCTEL, Inc., PCTEL Maryland, Inc., DTI Holdings, Inc. and
                   Dynamic Telecommunications, Inc.
     2.2      (g)  Registration Rights Agreement dated March 12, 2003, by and between PCTEL, Inc. and Dynamic Telecommunications, Inc.
     2.4      (l)  Asset Purchase Agreement dated October 27, 2004, by and among PCTEL, Inc., MAXRAD, Inc. and ANDREW CORPORATION
     3.1      (b)  Amended and Restated Certificate of Incorporation of the
                   Registrant, as currently in effect.
     3.3      (c)  Amended and Restated Bylaws of the Registrant
     4.1      (b)  Specimen common stock certificate
    10.1      (b)  Form of Indemnification Agreement between PCTEL and each of its directors and officers
    10.2      (b)  1995 Stock option Plan and form of agreements thereunder
    10.4      (b)  1998 Stock option Plan and form of agreements thereunder
    10.5      (b)  1998 Employee Stock Purchase Plan and form of agreements thereunder
    10.17+    (c)  Management Retention Agreement between Martin H. Singer and the Registrant, dated November 15, 2001
    10.18+    (c)  Form of Management Retention Agreement for PCTEL Inc.'s Vice
                   Presidents
    10.23     (d)  2001 Nonstatutory Stock Option Plan and form of agreements hereunder
    10.25+    (c)  Employment Agreement between Jeffrey A. Miller and the
                   Registrant, dated November 7, 2001
    10.26+    (c)  Employment Agreement between John Schoen and the Registrant, dated November 12, 2001
    10.32     (e)  Stock Option Agreement of Jeffrey A. Miller, dated November
                   15, 2001
    10.33     (e)  Stock Option Agreement of John Schoen, dated November 15,
                   2001
    10.35     (f)  Lease agreement dated July 30, 2002 between PCTEL, Inc. and
                   ASP Wheelie, LLC for an office building located at O'Hare
                   Plaza, 8725 West Higgins Road, Chicago, IL 60631
    10.36     (g)  Lease agreement between PCTEL, Inc. and Adaptec, Inc. dated
                   November 5, 2002 for an office building located at 631 South
                   Milpitas Boulevard, Milpitas, CA 95035
    10.37+    (g)  Executive Deferred Compensation Plan
    10.38+    (g)  Executive Deferred Stock Plan
    10.39     (h)  Board of Directors Deferred Compensation Plan
    10.40     (h)  Board of Directors Deferred Stock Plan
    10.41a    (i)  Martin H. Singer Amended and Restated Employment Agreement,
                   dated July 1, 2003
    10.41b    (i)  Addendum to Martin H. Singer Amended and Restated Employment
                   Agreement, dated September 30, 2003

    EXHIBIT
    NUMBER                                 DESCRIPTION
    -------                                -----------
    10.42     (j)  Lease agreement dated September 19, 1998 between Dynamic
                   Telecommunications, Inc. and Wisteria Office Park, LLC for
                   an office building located at Wisteria Office Park, 12810
                   Wisteria Drive, Germantown, MD 20874
    10.43     (k)  1997 Stock Plan, as amended and restated, May 13, 2004, and form of agreements thereunder.
    10.44     (l)  Purchase and Sale Agreement dated November 1, 2004, between
                   PCTEL, Inc. and Evergreen Brighton, L.L.C.
    21.1        *  List of Subsidiaries of the Registrant
    23.1        *  Consent of PricewaterhouseCoopers LLP
    24.1        *  Power of Attorney (included on page 72)
    31.1        *  Certification of Principal Executive Officer pursuant to
                   Section 302 of Sarbanes-Oxley Act of 2002.
    31.2        *  Certification of Principal Financial Officer pursuant to
                   Section 302 of Sarbanes-Oxley Act of 2002.
    32.1        *  Certification of Principal Executive Officer and Principal
                   Financial Officer pursuant to 18 U.S.C. Section 1350 as
                   adopted pursuant to Section 906 of Sarbanes-Oxley Act of
                   2002.

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

(d) Incorporated by reference herein to the Registrant's Registration Statement of Form S-8 filed on October 3, 2001 (Registration Statement No. 333-70886).

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

(j) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(k) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(l) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(b) EXHIBITS

     See Item 15(a)(3) above.

(c) FINANCIAL STATEMENT SCHEDULE

     See Item 15(a)(2) above.

                                  PCTEL, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT   CHARGED TO   CHARGED                  BALANCE AT
                                          BEGINNING    COSTS AND    AGAINST     ADDITION       END OF
DESCRIPTION                                OF YEAR      EXPENSES    REVENUE   (DEDUCTIONS)      YEAR
-----------                               ----------   ----------   -------   ------------   ----------
Allowance for customer rebates..........     6,846         --        (2,421)     (4,241)         184
Year Ended December 31, 2002:
  Allowance for doubtful accounts.......    $  787         --       $  (357)    $   (62)        $368
  Allowance for customer rebates........       184         --           373        (462)          95
Year Ended December 31, 2003:
  Allowance for doubtful accounts.......    $  368         50       $  (368)    $    --         $ 50
  Allowance for customer rebates........        95         --          (579)        484           --
Year Ended December 31, 2004:
  Allowance for doubtful accounts.......    $   50        306       $    --     $   100         $456

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

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

Dated: March 31, 2005

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ MARTIN H. SINGER                       Chairman of the Board,          March 31, 2005
 ------------------------------------------------         Chief Executive Officer
                (Martin H. Singer)                     (Principal Executive Officer)
                                                               and Director


                 /s/ JOHN SCHOEN                          Chief Financial Officer         March 31, 2005
 ------------------------------------------------        (Principal Financial and
                  (John Schoen)                             Accounting Officer)


             /s/ RICHARD C. ALBERDING                            Director                 March 31, 2005
 ------------------------------------------------
              (Richard C. Alberding)


                /s/ RICHARD GITLIN                               Director                 March 31, 2005
 ------------------------------------------------
                 (Richard Gitlin)


               /s/ BRIAN J. JACKMAN                              Director                 March 31, 2005
 ------------------------------------------------
                (Brian J. Jackman)

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----


                /s/ GIACOMO MARINI                               Director                 March 31, 2005
 ------------------------------------------------
                 (Giacomo Marini)


                 /s/ JOHN SHEEHAN                                Director                 March 31, 2005
 ------------------------------------------------
                  (John Sheehan)


               /s/ CARL A. THOMSEN                               Director                 March 31, 2005
 ------------------------------------------------
                (Carl A. Thomsen)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 2.1    (a)  Asset Purchase Agreement dated March 12, 2003, by and among
             PCTEL, Inc., PCTEL Maryland, Inc., DTI Holdings, Inc. and
             Dynamic Telecommunications, Inc.
 2.2    (g)  Registration Rights Agreement dated March 12, 2003, by and between PCTEL, Inc. and Dynamic Telecommunications, Inc.
 2.4    (l)  Asset Purchase Agreement dated October 27, 2004, by and among PCTEL, Inc., MAXRAD, Inc. and ANDREW CORPORATION
 3.1    (b)  Amended and Restated Certificate of Incorporation of the
             Registrant, as currently in effect.
 3.3    (c)  Amended and Restated Bylaws of the Registrant
 4.1    (b)  Specimen common stock certificate
10.1    (b)  Form of Indemnification Agreement between PCTEL and each of its directors and officers
10.2    (b)  1995 Stock option Plan and form of agreements thereunder
10.4    (b)  1998 Stock option Plan and form of agreements thereunder
10.5    (b)  1998 Employee Stock Purchase Plan and form of agreements thereunder
10.17+  (c)  Management Retention Agreement between Martin H. Singer and the Registrant, dated November 15, 2001
10.18+  (c)  Form of Management Retention Agreement for PCTEL Inc.'s Vice
             Presidents
10.23   (d)  2001 Nonstatutory Stock Option Plan and form of agreements hereunder
10.25+  (c)  Employment Agreement between Jeffrey A. Miller and the
             Registrant, dated November 7, 2001
10.26+  (c)  Employment Agreement between John Schoen and the Registrant, dated November 12, 2001
10.32   (e)  Stock Option Agreement of Jeffrey A. Miller, dated November
             15, 2001
10.33   (e)  Stock Option Agreement of John Schoen, dated November 15,
             2001
10.35   (f)  Lease agreement dated July 30, 2002 between PCTEL, Inc. and
             ASP Wheelie, LLC for an office building located at O'Hare
             Plaza, 8725 West Higgins Road, Chicago, IL 60631
10.36   (g)  Lease agreement between PCTEL, Inc. and Adaptec, Inc. dated
             November 5, 2002 for an office building located at 631 South
             Milpitas Boulevard, Milpitas, CA 95035
10.37+  (g)  Executive Deferred Compensation Plan
10.38+  (g)  Executive Deferred Stock Plan
10.39   (h)  Board of Directors Deferred Compensation Plan
10.40   (h)  Board of Directors Deferred Stock Plan
10.41a  (h)  Martin H. Singer Amended and Restated Employment Agreement,
             dated July 1, 2003
10.41b  (i)  Addendum to Martin H. Singer Amended and Restated Employment
             Agreement, dated September 30, 2003
10.42   (j)  Lease agreement dated September 19, 1998 between Dynamic
             Telecommunications, Inc. and Wisteria Office Park, LLC for
             an office building located at Wisteria Office Park, 12810
             Wisteria Drive, Germantown, MD 20874
10.43   (k)  1997 Stock Plan, as amended and restated, May 13, 2004, and form of agreements thereunder.
10.44   (l)  Purchase and Sale Agreement dated November 1, 2004, between
             PCTEL, Inc. and Evergreen Brighton, L.L.C.
21.1      *  List of Subsidiaries of the Registrant
23.1      *  Consent of PricewaterhouseCoopers LLP
24.1      *  Power of Attorney (included on page 72)
31.1      *  Certification of Principal Executive Officer pursuant to
             Section 302 of Sarbanes-Oxley Act of 2002.
31.2      *  Certification of Principal Financial Officer pursuant to
             Section 302 of Sarbanes-Oxley Act of 2002.
32.1      *  Certification of Principal Executive Officer and Principal
             Financial Officer pursuant to 18 U.S.C. Section 1350 as
             adopted pursuant to Section 906 of Sarbanes-Oxley Act of
             2002.