Form 10-Q
period 2005-03-31
PC TEL INC
filed 2005-05-10
CIK 1057083

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 _______________

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                                 _______________

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

As of May 2, 2005, the number of shares of the Registrant's common stock outstanding was 20,790,908.

================================================================================

                                   PCTEL, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                                            PAGE
                                                                            ----
           PART I

Item 1     Financial Statements
           Consolidated Balance Sheets                                         3
           Consolidated Statements of Operations                               4
           Consolidated Statements of Cash Flows                               5
           Notes to the Financial Statements                                   6
Item 2     Management's Discussion and Analysis of Financial Condition        17
           And Results of Operations
Item 3     Quantitative and Qualitative Disclosures about Market Risk         30
Item 4     Controls and Procedures                                            31

           PART II - OTHER INFORMATION

Item 1     Legal Proceedings                                                  33
Item 5     Other Information                                                  34
Item 6     Exhibits                                                           35
           Signature

                                   PCTEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                                                MARCH 31,      DECEMBER 31,
                                                                                   2005            2004
                                                                                ----------     ------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...................................................  $   83,769     $     83,887
  Restricted cash.............................................................         208              208
  Accounts receivable, net of allowance for doubtful
     accounts of $408 and $456, respectively..................................      10,713           10,819
  Inventories, net............................................................       8,842            8,554
  Prepaid expenses and other assets...........................................       2,939            2,969
                                                                                ----------     ------------
          Total current assets................................................     106,471          106,437
PROPERTY AND EQUIPMENT, net...................................................      10,293            9,746
GOODWILL......................................................................      14,114           14,114
OTHER INTANGIBLE ASSETS, net..................................................      10,745           11,628
OTHER ASSETS..................................................................         167              180
                                                                                ----------     ------------
TOTAL ASSETS..................................................................  $  141,790     $    142,105
                                                                                ==========     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable............................................................  $    2,247     $      1,085
  Income taxes payable........................................................       5,635            5,692
  Deferred revenue............................................................       1,839            1,738
  Other accrued liabilities...................................................       9,747           10,151
                                                                                ----------     ------------
          Total current liabilities...........................................      19,468           18,666
  Long-term accrued liabilities...............................................         693              516
                                                                                ----------     ------------
          Total liabilities...................................................      20,161           19,182
                                                                                ----------     ------------

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 100,000,000 shares
     authorized, 21,191,708 and 20,620,145 shares issued and
     outstanding at March 31, 2005 and December 31, 2004, respectively........
                                                                                        21               21
  Additional paid-in capital..................................................     164,613          160,180
  Deferred stock compensation.................................................      (7,814)          (4,422)
  Accumulated deficit.........................................................     (35,256)         (32,939)
  Accumulated other comprehensive income......................................          65               83
                                                                                ----------     ------------
          Total stockholders' equity..........................................     121,629          122,923
                                                                                ----------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................  $  141,790     $    142,105
                                                                                ==========     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                   PCTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED, IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   2005         2004
                                                                                ----------     ----------
REVENUES....................................................................    $   15,008     $   10,690
COST OF REVENUES (includes non-cash compensation of $2 and $0, respectively)         7,570          3,769
                                                                                ----------     ----------
GROSS PROFIT................................................................         7,438          6,921
OPERATING EXPENSES:
   Research and development (includes non-cash compensation of $50 and $25,          2,470          2,056
   respectively.............................................................
   Sales and marketing (includes non-cash compensation of $133 and $67,              3,115          3,001
   respectively)............................................................
   General and administrative (includes non-cash compensation of $477 and            4,167          3,393
   $218, respectively)......................................................
   Amortization of intangible assets........................................           883            711
   Restructuring charges....................................................            --            (51)
   Gain on sale of assets and related royalties.............................          (500)          (500)
                                                                                ----------     ----------
   Total operating expenses.................................................        10,135          8,610
                                                                                ----------     ----------
LOSS FROM OPERATIONS........................................................        (2,697)        (1,689)
                                                                                ----------     ----------
OTHER INCOME, NET...........................................................           541            239
                                                                                ----------     ----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.............................        (2,156)        (1,450)
PROVISION (BENEFIT) FOR INCOME TAXES........................................           161           (982)
                                                                                ----------     ----------
NET LOSS....................................................................    $   (2,317)    $     (468)
                                                                                ==========     ==========
Basic loss per share........................................................    $    (0.12)    $    (0.02)
Shares used in computing basic loss per share...............................        19,554         19,901
Diluted loss per share......................................................    $    (0.12)    $    (0.02)
Shares used in computing diluted loss per share.............................        19,554         19,901

  The accompanying notes are an integral part of these consolidated financial statements.

                                   PCTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   2005       2004
                                                                 --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................................    $ (2,317)  $    (468)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization............................       1,231         939
    Amortization of stock-based compensation.................         662         310
    Gain on sale of assets and related royalties.............        (500)       (500)
    Provision for allowance for doubtful accounts............          29          --
  Changes in operating assets and liabilities, net of
    acquisitions:
    Decrease in accounts receivable..........................          77         322
    (Increase) decrease in inventories.......................        (288)         33
    (Increase) decrease in prepaid expenses, other current
    assets, and other assets.................................          43      (1,147)
    Increase (decrease) in accounts payable..................       1,162        (182)
    Decrease in income taxes payable.........................         (57)     (1,924)
    Tax benefit from stock option exercises..................          --         433
    Decrease in other accrued liabilities....................        (687)     (1,026)
    Increase (decrease) in deferred revenue..................         560        (590)
                                                                 --------   ---------
      Net cash used in operating activities..................         (85)     (3,800)
                                                                 --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment............        (895)       (443)
  Proceeds from disposal of property and equipment...........          --           3
  Proceeds on sale of assets and related royalties...........         500         500
  Proceeds of available-for-sale investments.................          --       8,006
  Purchase of assets/businesses, net of cash acquired........          --     (17,777)
                                                                 --------   ---------
    Net cash used in investing activities....................        (395)     (9,711)
                                                                 --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.....................         380       3,498
                                                                 --------   ---------
    Net cash provided by financing activities................         380       3,498
                                                                 --------   ---------
Net decrease in cash and cash equivalents....................        (100)    (10,013)
Cumulative translation adjustment............................         (18)          2
Cash and cash equivalents, beginning of period...............      83,887     106,007
                                                                 --------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................    $ 83,769   $  95,996
                                                                 ========   =========
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Increases to deferred stock compensation, net..............    $  3,392   $   2,358
  Issuance of restricted common stock, net of
    cancellations............................................    $  3,852   $   2,668

  The accompanying notes are an integral part of these consolidated financial statements.

                                   PCTEL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED: MARCH 31, 2005
                                   (UNAUDITED)

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

Antenna Products Group

      The Antenna Products Group (APG) product line consists of wireless communication antennas designed to enhance the performance of broadband wireless, in-building wireless, wireless Internet service providers and Land Mobile Radio (LMR) applications. The Antenna Products Group was formed around the business of MAXRAD, Inc, which was acquired in January 2004. As a result of the October 2004 acquisition of certain antenna product lines from Andrew Corporation ("Andrew Corporation"), APG expanded the product line to include GPS (Global Positioning Systems), satellite communications (Mobile SATCOM) and on-glass mobile antennas.

RF Solutions Group

      The RF Solutions Group (RFSG) product line consists of software-defined radio products designed to measure and monitor cellular networks. The RF Solutions Group was formed around the business of Dynamic Telecommunications, Inc. ("DTI"), which was acquired in March 2003. The technology is sold in three forms; as OEM radio frequency receivers, as integrated systems solutions, and as components and systems to integrators for U.S. government agencies.

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

BASIS OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

      The company uses the United States dollar as the functional currency for the financial statements, including the financial statements of the subsidiaries in foreign countries, with the exception of the Japanese subsidiary for which the functional currency is the Japanese Yen. Assets and liabilities of the Japanese operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation gains (losses) of the Japanese subsidiary are recorded in accumulated other comprehensive income as a component of stockholders' equity. All gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. At March 31, 2005 the cumulative translation adjustment was negative $18,000. As of March 31, 2005, the company had subsidiaries in China, Japan and Israel as well as branch offices in Hong Kong and Taiwan. The branch office in Taiwan is in the process of being liquidated. These consolidated financial statements include the accounts of PCTEL and its subsidiaries after eliminating intercompany accounts and transactions.

INVENTORIES

      Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories as of March 31, 2005 were composed of raw materials, sub assemblies, finished goods and work-in-process. Sub assemblies are included within raw materials. The company regularly monitors inventory quantities on hand and, based on the current estimated requirements, it was determined that any excess inventory was reserved as of March 31, 2005. Due to competitive pressures and technological innovation, there may be excess inventory in the future. As of March 31, 2005 and December 31, 2004, the allowance for inventory losses was $0.4 million

Inventories consist of the following (in thousands):

                                     MARCH 31,   DECEMBER 31
                                       2005         2004
                                     ---------   -----------
Raw materials................        $   6,864   $     6,868
Work in process..............              305           131
Finished goods...............            1,673         1,555
                                     ---------   -----------
  Inventories, net...........        $   8,842   $     8,554
                                     =========   ===========

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The company depreciates computers over three years, office equipment and manufacturing equipment over five years, furniture and fixtures over seven years, and buildings over 30 years. Leasehold improvements are amortized over the shorter of the corresponding lease term or useful life.

      Property and equipment consists of the following (in thousands):

                                                         MARCH 31,   DECEMBER 31
                                                            2005        2004
                                                         ---------   -----------
Building.............................................    $   4,365   $     4,365
Land.................................................        2,820         2,820
Computer and office equipment........................        1,988         1,953
Manufacturing Equipment..............................        2,216         1,847
Furniture and fixtures...............................          252           242
Leasehold improvements...............................           19            18
Construction in progress.............................          597           119
                                                         ---------   -----------
  Total property and equipment.......................       12,257        11,364
Less: Accumulated depreciation and amortization......       (1,964)       (1,618)
                                                         ---------   -----------
  Property and equipment, net........................    $  10,293   $     9,746
                                                         =========   ===========

Construction in progress relates to the building improvements for the APG facility in Bloomingdale, Illinois purchased in November 2004. On April 8, 2005, the company entered into a purchase agreement to sell its manufacturing facility in Hanover Park, Illinois. See subsequent event footnote 11.

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

      There is one exception to the recognition of intellectual property licensing as revenue. The company signed a licensing agreement with Conexant Systems, Inc. ("Conexant") simultaneously with the sale of its HSP modem product line to Conexant in 2003. Because the HSP modem product line also requires a license to the company's patent portfolio, the gain on sale of the product line and the licensing stream are not separable for accounting purposes. Ongoing royalties from Conexant are presented in the income statement as Gain on Sale of Assets and Related Royalties.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the company's assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The company's total allowance for doubtful accounts was $0.4 and $0.5 million at March 31, 2005 and December 31, 2004, respectively. The provision for doubtful accounts is included in sales and marketing expense.

WARRANTIES AND SALES RETURNS

      The company's Antenna Products segment allows its major distributors and certain other customers to return unused product under specified terms and conditions. In accordance with FAS 48, the company accrues for product returns based on historical sales and return trends.

      The company offers repair and replacement warranties of primarily two years for Antenna products and one year for RF Solution products. At March 31, 2005 the company carried a warranty reserve of $92,000 for these products based on historical sales and costs of repair and replacement trends.

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

STOCK-BASED COMPENSATION

      The company accounts for its stock option plans using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the company's stock at the date of the grant over the amount that must be paid to acquire the Stock. SFAS No. 123, "Accounting for Stock-Based Compensation", issued subsequent to APB No. 25 -- and amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", defines a fair value based method of accounting for employee stock options, but allows companies to continue to measure compensation cost for employees using the intrinsic value method of APB No. 25. The following table illustrates the pro forma information regarding net loss and net loss per share as if the company recorded compensation expense based on the fair value of stock-based awards in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation -- Transition and Disclosure" for the three months ended March 31, 2005 and 2004 (in thousands, except per share data):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 ------------------
                                                                   2005       2004
                                                                 --------   --------
                                                                    (UNAUDITED)
Net loss -- as reported.......................................   $ (2,317)  $  (468)
Add: Stock-based employee compensation expense included
  in reported net loss .......................................        662       310
Deduct: Stock-based employee compensation expense
  determined under fair value based method for all
  awards......................................................      4,393     1,489
                                                                 --------   -------
Net loss -- proforma..........................................   $ (6,048)  $(1,647)
                                                                 ========   =======
Net loss per share -- basic as reported.......................   $  (0.12)  $ (0.02)
Net loss per share -- basic proforma..........................   $  (0.31)  $ (0.08)
Net loss per share -- diluted as reported.....................   $  (0.12)  $ (0.02)
Net loss per share -- diluted proforma........................   $  (0.31)  $ (0.08)

      These costs may not be representative of the total effects on pro forma reported income (loss) for future years. Factors that may also impact disclosures in future years include the attribution of the awards to the service period, the vesting period of stock awards, timing of additional grants of stock option awards and the number of shares granted for future awards.

      On January 28, 2005, the Compensation Committee of the Board of Directors of PCTEL, Inc. approved the acceleration of vesting of all unvested options to purchase shares of common stock of PCTEL that are held by current employees, including executive officers, and which have an exercise price per share equal to or greater than $10.00. The stock based compensation expense for all awards includes approximately $3.8 million in compensation expense related to the acceleration of the underwater options. See footnote 2 on acceleration of underwater options.

      The company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following assumptions:

                                                   EMPLOYEE STOCK
                                    STOCK OPTIONS  PURCHASE PLAN
                                    -------------  -------------
                                    2005     2004  2005      2004
                                    ----     ----  ----      ----
Dividend yield...................   None     None  None      None
Expected volatility..............     36%      46%   36%       46%
Risk-free interest rate..........    3.6%     2.1%  3.4%      1.0%
Expected life (in years).........   2.23     3.07   0.5       0.5

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

EARNINGS PER SHARE

      The company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income/(net loss) by the weighted average number of shares of common stock outstanding, less shares subject to repurchase. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method. Common stock options are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants excluded from the calculations of diluted net loss per share were 337,000 and 1,043,000 for the quarters ended March 31, 2005 and March 31, 2004, respectively.

      The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 2005 and 2004, respectively (in thousands, except per share data):

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                --------------------
Numerator:                                                        2005        2004
                                                                --------    --------
Net loss...................................................     $ (2,317)   $   (468)
                                                                ========    ========
Denominator:
Basic loss per share:
  Weighted average common shares outstanding...............       20,646      20,532
  Less: Weighted average shares subject to repurchase......       (1,092)       (631)
                                                                --------    --------
  Weighted average common shares outstanding...............       19,554      19,901
                                                                --------    --------
Basic loss per share.......................................     $  (0.02)   $  (0.12)
                                                                ========    ========
Diluted loss per share:
  Weighted average common shares outstanding...............       19,554      19,901
  Weighted average shares subject to repurchase............            *           *
  Weighted average common stock option grants..............            *           *
  Weighted average common shares and common stock
     Equivalents outstanding...............................       19,554      19,901
                                                                --------    --------
Diluted loss per share.....................................     $  (0.12)   $  (0.02)
                                                                ========    ========

     * These amounts have been excluded since the effect is anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued FAS No. 123R, "Share-Based Payment". The statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprises equity instruments or that may be settled by the issuance of such equity instruments. FAS No. 123R is effective no later than annual reporting periods after June 15, 2005. The company will adopt FAS No. 123R on a prospective basis starting in the first quarter of 2006. See footnote 2 on acceleration of underwater options.

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

      In November 2004, FASB issued FAS No. 151, "An Amendment of ARB No. 43, Chapter 4". The statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company will adopt FAS 151 in fiscal 2006. Adoption of FAS No. 151 is not expected to have a material effect on the ongoing operations of the company.

2. ACCELERATION OF UNDERWATER OPTIONS

      On January 28, 2005, the Compensation Committee of the Board of Directors of PCTEL, Inc. approved the acceleration of vesting of all unvested options to purchase shares of common stock of PCTEL that are held by current employees, including executive officers, and which have an exercise price per share equal to or greater than $10.00.

      Options to purchase 1,606,805 shares of common stock were accelerated under this plan. Option holders of 40,981 shares did not request acceleration of their shares. The company accelerated these options because the options have exercise prices at or in excess of current market value, and are not fully achieving their original objectives of incentive compensation and employee retention. The Company expects the acceleration may have a positive effect on employee morale, retention, and perception of value. The acceleration also eliminates any future compensation expense the Company would otherwise recognize in its income statement with respect to these options with the implementation of FAS 123R, which becomes effective for annual reporting periods after June 15, 2005. The future expense eliminated as a result of the acceleration of the vesting of these options is approximately $3.8 million.

      See footnote 1 related to stock-based compensation. The pro-forma net loss and pro-forma net loss per share for the quarter ended March 31, 2005 includes the $3.8 million impact of the acceleration of the underwater options. There was no income statement impact related to the acceleration of options for the quarter ended March 31, 2005.

3. STOCK-BASED COMPENSATION EXPENSE

      The company records the amortization of deferred compensation and stock bonuses within the functional expense lines of the income statement. In connection with the grant of restricted stock to employees, the company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. Such amount is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable shares. In the quarter ending March 31, 2005, the company recorded deferred compensation of $3.9 million and amortization of deferred compensation of $0.4 million.

      The bonuses for the company's 2005 Short-Term Bonus Incentive Plan will be paid in shares of the company's common stock. The shares will be issued in the first quarter of 2006. The company recorded stock-based compensation expense of $0.2 million for the executive incentive plan in the quarter ended March 31, 2005.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

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

      There was no goodwill impairment during the three months ended March 31, 2005. The changes in the carrying amount of other intangible assets as of March 31, 2005 were as follows (in thousands):

              INTANGIBLE ASSETS                                       MARCH 31, 2005  DECEMBER 31, 2004   ASSIGNED LIFE
-------------------------------------------------------------------   --------------  -----------------   -------------
Developed technology- cyberPIXIE                                      $      301      $             301   3 years
Other intangible assets- DTI                                               4,600                  4,600   2 to 4 years
Patents                                                                       75                     75   15 years
Other intangible assets- MAXRAD                                            5,500                  5,500   1 to 6 years
Trademark- MAXRAD                                                          1,400                  1,400   8 years
Other Intangible Assets - Andrew Corporation acquired product lines        3,500                  3,500   1 to 6 years
Trademarks - Andrew Corporation acquired product lines                       300                    300   8 years
                                                                      ----------      -----------------
                                                                      $   15,676      $          15,676
                                                                      ----------      -----------------
Less: Accumulated amortization                                        $   (4,931)     $          (4,048)
                                                                      ----------      -----------------
Net intangible assets                                                 $   10,745      $          11,628
                                                                      ----------      -----------------

COMPREHENSIVE INCOME

      The following table provides the calculation of other comprehensive income for the three months ended March 31, 2005 and 2004 (in thousands):

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 --------------------
                                                                   2005         2004
                                                                 -------     --------
                                                                     (UNAUDITED)
Net loss                                                         $(2,317)    $   (468)
Other comprehensive income:
  Unrealized gains (loss) on available-for-sale securities            --          (15)
Cumulative translation adjustment                                    (18)           2
                                                                 -------     --------
Comprehensive loss                                               $(2,335)    $   (481)
                                                                 =======     ========

5. RESTRUCTURING CHARGES

2004 Restructuring

      In October 2004, the company closed several offices related to its Soft AP product line. The amount charged to restructuring for severance costs in California and Taiwan as well as costs associated with the closure of the Taiwan branch office was $0.1 million. The company paid most of these expenses in 2004. The company expects to pay all remaining costs by the end of the third quarter of 2005.

2003 Restructuring

      In May 2003, the company completed the sale of certain of its assets to Conexant relating to a component of PCTEL's HSP modem product line. As a result of the disposition, 29 employees were transferred to Conexant. An additional 26 employees, both foreign and domestic, were terminated along with the related facilities closures. The total restructuring aggregated $3.3 million consisting of severance and employment related costs of $1.8 million and costs related to closure of excess facilities as a result of the reduction in force of $1.5 million. The company expects to pay the remaining costs by the end of the first quarter of 2006.

      During the quarter ended March 31, 2005, there were no expenses recorded in the income statement related to the restructuring plans established in 2003 and 2004. The company paid $0.2 million for primarily facility related costs in the quarter ended March 31, 2005. The credit to restructuring in the quarter ended March 2004 related to an adjustment of the restructuring reserve taken in 2003.

      The following analysis sets forth the rollforward of this charge:

                                              ACCRUAL                                  ACCRUAL
                                             BALANCE AT                               BALANCE AT
                                            DECEMBER 31,   RESTRUCTURING               MARCH 31,
                                               2004        CHARGES, NET    PAYMENTS      2005
                                            ------------   -------------   --------   ----------
Severance and employment related costs      $         47   $               $     44   $        3

Costs for closure of excess facilities               575               8        110          473
                                            ------------   -------------   --------   ----------
                                            $        622   $           8   $    154   $      476
                                            ============   =============   ========   ==========

Amount included in long-term liabilities                                              $        0
                                                                                      ----------

Amount included in short-term liabilities                                             $      476
                                                                                      ==========

6. CONTINGENCIES

In the past the company has, from time to time, received correspondence from third parties, and may in the future receive communications from third parties asserting that the company's products infringe on their intellectual property rights, that the patents are unenforceable, or that the company has inappropriately licensed the intellectual property to third parties. These claims may increase as the company's intellectual property portfolio becomes larger. These claims could affect the company's relationships with existing customers and may prevent potential future customers from purchasing the company's products or licensing its technology. Intellectual property claims against the company and any follow-on lawsuit may result in the company incurring significant expenses and could subject the company to liability for damages and invalidate the company's proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. In addition, any claims of this kind, whether they are with or without merit, could cause product shipment delays or require the company to enter into royalty or licensing agreements on terms which may not be acceptable to the company. In the event that PCTEL does not prevail in such litigation, the company could be prevented from selling or licensing the company's products. PCTEL could also be required to pay substantial monetary damages.

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A

In March, 2002, plaintiff Ronald H. Fraser ("Fraser") filed a complaint in the California Superior Court for breach of contract and declaratory relief against the company, and for breach of contract, conversion, negligence and declaratory relief against the company's transfer agent, Wells Fargo Bank Minnesota, N.A. The Complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April, 2000. At a mandatory settlement conference held in September, 2004, Fraser stipulated to judgment in favor of the company. In November, 2004 Fraser appealed the judgment entered against him. The company believes that this appeal is without merit and intends to defend the appeal vigorously.

Litigation with U.S. Robotics

In May, 2003, the company filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against U.S. Robotics Corporation ("USR") claiming that USR has infringed one of the company's patents. USR counterclaimed asking for a declaratory judgment that the claims of the patent are invalid and not infringed. This case was consolidated for claims construction discovery with the lawsuit against Agere Systems and Lucent Technologies, (and the now-concluded litigation with 3Com Corporation and Broadcom Corporation). Claims construction discovery under the Patent Local Rules has been taken and the claims construction issues have been briefed to the Court. A hearing on the construction of the claims of the patent will be held later this year. No trial date has been set. Although the company believes it has meritorious claims and defenses, the company cannot predict or determine the outcome or resolution of this proceeding or the potential range of loss, if any.

Litigation with Agere and Lucent

In May, 2003, the company filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of the company's patents and that Lucent has infringed three of the company's patents. Agere counterclaimed asking for a declaratory judgment that the claims of the patents are invalid, unenforceable and not infringed by Agere. This case was consolidated for claims construction discovery with the lawsuit against U.S. Robotics Corporation (and the now-concluded litigation with 3Com Corporation and Broadcom Corporation). Claims construction discovery under the Patent Local Rules has been taken and the claims construction issues have been briefed to the Court. A hearing on the construction of the claims of patents will be held later this year. No trial date has been set. Although the company believes that it has meritorious claims and defenses, the company cannot predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

7. INCOME TAXES

      For the quarter ending March 31, 2005, the company recorded tax expense of $0.2 million, representing an effective tax rate of 7.5%. While the company reported a net book loss before taxes of $2.2 million in the quarter ending March 31, 2005, the company recorded tax expense because the company provides a full valuation reserve on its deferred tax assets and has limited remaining tax loss carry back available. In the first quarter 2004, the effective tax rate differed from the statutory rate of 35% as the company recorded a benefit because of the availability of loss carrybacks.

      Significant management judgment is required to assess the likelihood that the company's deferred tax assets will be recovered from future taxable income. The company maintains a full valuation allowance against all the deferred tax assets since 2001, as a result of uncertainties regarding realizability.

8. INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

      In January 2004 PCTEL began operating in four distinct segments. They are Mobility Solutions (software), RF Solutions (test), Antenna Product (antenna), and the Licensing segment. In May 2003, the company sold its modem product line to Conexant. Intercompany sales and profits from Antenna Products to RF Solutions are eliminated.

      PCTEL's chief operating decision maker (CEO) uses only the below measures in deciding how to allocate resources and assess performance among the segments.

      The results of operations by segment are as follows:

(UNAUDITED)                                   APG         RFSG        MSG       LICENSING   ELIMINATION    CONSOLIDATED
---------------------------------           -------      -------     -------    ---------   -----------    ------------
THREE MONTHS ENDED MARCH 31, 2005
Revenue                                     $10,321      $ 3,083     $ 1,122    $     492   $       (10)   $     15,008
                                                                                                           ============
Gross Profit                                $ 3,546      $ 2,328     $ 1,080    $     487   $        (3)   $      7,438
Operating Expenses                                                                                         $     10,135
                                                                                                           ------------
Operating Loss                                                                                             $     (2,697)
                                                                                                           ============

(UNAUDITED)                                   APG         RFSG        MSG       LICENSING   ELIMINATION    CONSOLIDATED
---------------------------------           -------      -------     -------    ---------   -----------    ------------
THREE MONTHS ENDED MARCH 31, 2004
Revenue                                     $ 5,112      $ 2,367     $ 1,118    $   2,103   $       (10)   $     10,690
                                                                                                           ============
Gross Profit                                $ 2,137      $ 1,616     $ 1,085    $   2,086   $        (3)   $      6,921
Operating Expenses                                                                                         $      8,610
                                                                                                           ------------
Operating Loss                                                                                             $     (1,689)
                                                                                                           ============

The company's revenue to customers outside of the United States, as a percent of total revenues, is as follows:

                                THREE MONTHS ENDED
                                     MARCH 31,
                                ------------------
                                   (UNAUDITED)
                                  2005        2004
                                  ----        ----
Europe.......................        9%         10%
Canada.......................        4%          5%
South & Central America......        2%          6%
China & Hong Kong............        2%          0%
Taiwan.......................        1%          2%
Other .......................        3%          3%
                                  ----        ----
                                    21%         26%
                                  ====        ====

Revenue to the company's major customers representing greater than 10% of total revenues by segment for the three months ended March 31, 2005 and 2004 are as follows:

APG
(UNAUDITED)

                  THREE MONTHS ENDED
                      MARCH 31,
                  ------------------
 CUSTOMER         2005          2004
-----------       ----          ----
Tessco              19%           21%
Hutton               8%           10%
Cisco                6%           15%
                  ----          ----
Total               33%           46%

RFSG
(UNAUDITED)

                          THREE MONTHS ENDED
                               MARCH 31,
                          ------------------
 CUSTOMER                 2005          2004
------------------        ----          ----
Nemo Technologies           15%            4%
Ericcson Sweden              9%           35%
Andrew Corporation           9%           13%
Creative Marketing           4%           14%
                          ----          ----
Total                       37%           66%

MSG
(UNAUDITED)

                           THREE MONTHS ENDED
                              MARCH 31,
                           ------------------
CUSTOMER                   2005          2004
---------------------      ----          ----
GoRemote                     51%            0%
Cingular & Affiliates        22%           27%
Conexant                      0%           22%
Broadcom                      0%           20%
                           ----          ----
Total                        73%           69%

LICENSING
(UNAUDITED)

                  THREE MONTHS ENDED
                       MARCH 31,
                  ------------------
CUSTOMER          2005          2004
------------      ----          ----
Silicon Labs        50%           37%
Smartlink           20%           12%
Ericsson            18%            0%
Broadcom             0%           37%
                  ----          ----
Total               88%           86%

9. BENEFIT PLANS

401(k) Plan

      The 401(k) plan covers all of the employees beginning the first of the month following the month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k). The company made $145,000 and $104,000 in employer contributions to the 401(k) plan for the quarters ended March 31, 2005 and 2004, respectively.

Post-retirement health insurance

      Effective July 2003, the company started a plan to cover post-retirement health insurance for Martin H. Singer, Chairman of the Board and Chief Executive Officer. Based on an actuarial valuation prepared by RSM McGladrey in accordance with FAS 106, the company's accumulated post retirement benefit obligation for this plan was $116,000 at March 31, 2005.

10. SUBSEQUENT EVENT

The company entered into a purchase agreement with Quintessence Publishing Company, Inc. for the sale of the APG building in Hanover Park, Illinois in exchange for cash payment of approximately $2.3 million. The company expects the sale of the property to close in June 2005.

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

INTRODUCTION

      PCTEL is focused on growing wireless revenue and maximizing the monetary value of its intellectual property. The company reports revenue and gross profit for the Antenna Products Group (APG), RF Solutions Group (RFSG), Mobility Solutions Group (MSG), and Licensing as separate product segments.

      Growth in wireless product revenue is dependent both on gaining further revenue traction in the existing product profile as well as further acquisitions to support the wireless initiatives. Revenue growth in the APG segment is tied to emerging wireless applications in broadband wireless, in-building wireless, wireless Internet service providers, GPS and Mobile SATCOM. The LMR and on-glass mobile antenna applications represent mature markets. A critical factor for 2005 revenue growth is the successful absorption of the product lines purchased from Andrew Corporation in October 2004 into APG. Revenue in the RFSG segment is tied to the deployment of new wireless technology, such as 2.5G and 3G, and the need for existing wireless networks to be tuned and reconfigured on a regular basis.

Revenue growth in the MSG segment is correlated to the success of data services offered by the customer base. The company describes the roll out of such data services to be in the early stage of market development.

Licensing revenue is dependent on the signing of new license agreements and the success of the licensees in the marketplace. The company has found it necessary to enter into litigation from time to time as a means to bring companies under license. The company is currently in litigation with Agere, Lucent and U.S. Robotics over the use of PCTEL's intellectual property. This litigation is the single largest opportunity to maximize the monetary value of the company's intellectual property. Licensing revenue is expected to decline due to the expiration of existing licensing arrangements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(ALL AMOUNTS IN TABLES, OTHER THAN PERCENTAGES, ARE IN THOUSANDS)

REVENUES

                                      APG      RFSG      MSG    LICENSING  ELIMINATION   CONSOLIDATED
                                    --------  -------  -------  ---------  -----------   ------------
Three months ended March 31, 2005
Revenue                             $ 10,321  $ 3,083  $ 1,122  $     492  $        10)  $     15,008%
%change from year ago period           101.9%    30.2%     0.4%      76.6%)         NA           40.4%

Three months ended March 31, 2004
Revenue                             $  5,112  $ 2,367  $ 1,118  $   2,103  $       (10)  $     10,690
% change from year ago period             NA    317.5%   816.4%       9.9%          NA           (6.5%)

      APG began operations with the purchase of MAXRAD in January 2004. Revenues were supplemented in the fourth quarter of fiscal 2004 with the acquisition of several product lines from Andrew Corporation in October 2004. Organic revenue growth for the non-Andrew acquired products was 14 % over last year. The organic growth was largely driven by wireless broadband applications.

      RFSG revenue was approximately $3.1 million in the quarter ended March 31, 2005, up approximately 30% from the comparable period in fiscal 2004. The company expects the revenue in this segment to grow in fiscal 2005 from the roll out of 2.5G and 3G technologies by wireless network operators, increased market acceptance of its CLARIFY (TM) product line, and penetration of secure government applications for its receiver technology. In the first quarter 2005, the company benefited from a large order through one of its OEM customers that is destined for the US Navy.

      MSG revenue was about the same in the quarter ended March 31, 2005 compared to same period in 2004. The roll out of data services in the customer base in fiscal 2005 is characterized as early stage market development. The company expects revenue growth in fiscal 2005 commensurate with the success of its customer base.

      Licensing revenue declined approximately 77% in the quarter ended March 31, 2005 compared to the comparable period in fiscal 2004. Licensing revenue is historically uneven, as licensing agreements often contain one-time settlements for past infringement or perpetual licenses. This segment continues to be affected by older licensing agreements related to modem technology. Absent resolution to the litigations with Agere, Lucent, and U.S. Robotics, licensing revenue is expected to be lower in fiscal 2005 compared to fiscal 2004 due to the expiration of existing licensing arrangements.

      Intercompany sales from APG to RFSG are eliminated in consolidation.

GROSS PROFIT

                                      APG      RFSG      MSG    LICENSING  ELIMINATION   CONSOLIDATED
                                    --------  -------  -------  ---------  -----------   ------------
THREE MONTHS ENDED MARCH 31, 2005
2005
Gross Profit                        $  3,546  $ 2,328  $ 1,080  $     487  $        (3)  $      7,438
Percentage of revenue                   34.4%    75.5%    96.2%      99.0%          NA           49.6%
% change from year ago period           65.9%    44.1%     0.5)%    (76.7%)         NA            7.5%

THREE MONTHS ENDED MARCH 31, 2004
Gross Profit                        $  2,137  $ 1,616  $ 1,085  $   2,086  $        (3)  $      6,921
Percentage of revenue                   41.8%    68.3%    97.0%      99.2%          NA           64.7%
% change from year ago period             NA    269.8%   895.4%       9.0%          NA            6.1%
Percentage of revenue

      The company's product segments vary significantly from each other in gross profit percent. The change in mix in the quarter ended March 31, 2005 reflects the company's operation of the antenna product lines purchased from Andrew Corporation since October 2004 and due to the decline in licensing revenue.

      Gross profit as a percentage of revenue for APG was 34.4% in the fiscal first quarter ended March 31, 2005, 7.4% lower than the comparable period in fiscal 2004. Approximately 4.5% of this decline in gross profit percentage is attributed to duplicative manufacturing costs related to the transfer of manufacturing activities from Andrew Corporation to the PCTEL factory. This transition was completed in March 2005. The remaining margin decline is due to lower margins on the Andrew Corporation products versus the PCTEL historical mix. Long-term gross profit is expected to be in the 38% to 39% range.

      Gross profit as a percentage of revenue for RFSG was 75.5% in the first quarter ended March 31, 2005. The favorable margin in the quarter is attributable to higher OEM receiver and software option content compared to the comparable period in fiscal 2004. The company expects long-term gross profit in this segment to be between 67% and 72%.

      Gross profit as a percentage of revenue for MSG was 96.2% in the quarter. The cost of goods sold in the segment relates primarily to third party licenses included in the Roaming Client product. The company expects long-term gross profit in this segment to be between 96% and 98%.

      Gross profit as a percentage of revenue for Licensing was 99.0% in the quarter ended March 31, 2005.

RESEARCH AND DEVELOPMENT

                                         THREE MONTHS            THREE MONTHS
                                    ENDED MARCH 31, 2005     ENDED MARCH 31, 2004
                                    --------------------     --------------------
Research and development..........       $  2,470                 $  2,056
Percentage of revenues............           16.5%                    19.2%
% change from year ago period.....           20.1%                    (5.3)%

      Research and development expenses include costs for software and hardware development, prototyping, certification and pre-production costs. All costs incurred prior to establishing the technological feasibility of computer software products to be sold are research and development costs and expensed as incurred in accordance with FAS 86. No significant costs have been incurred subsequent to determining the technological feasibility.

      Research and development expenses increased approximately $0.4 million for the quarter ended March 31, 2005 compared to the same period in fiscal 2004. Engineering costs related to the integration of the product lines from Andrew Corporation and increased investment for antenna and RFSG products were greater than the reductions taken in the fourth quarter fiscal 2004 related to the Soft AP and products within MSG.

SALES AND MARKETING

                                          THREE MONTHS           THREE MONTHS
                                    ENDED MARCH 31, 2005     ENDED MARCH 31, 2004
                                    --------------------     --------------------
Sales and Marketing...............        $  3,115                  3,001
Percentage of revenues............            20.8%                  28.1%
% change from year ago period.....             3.8%                  27.9%

      Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

    Sales and marketing expenses were slightly higher for the quarter ended March 31,2005 compared to the same period in fiscal 2004. Increases in APG due to the acquisition of the Andrew Corporation product line and year over year antenna revenue growth offset decreases in trade show and other corporate marketing expenses.

GENERAL AND ADMINISTRATIVE

                                         THREE MONTHS            THREE MONTHS
                                    ENDED MARCH 31, 2005     ENDED MARCH 31, 2004
                                    --------------------     --------------------
General and Administrative........        $  4,167                  3,393
Percentage of revenues............            27.8%                  31.7%
% change from year ago period.....            22.8%                  68.6%

      General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

      General and administrative expenses increased approximately $0.8 million for the quarter ended March 31, 2005 compared to the same period in fiscal 2004. The increase is due to transition costs related to the Andrew products lines and higher amortization of non-cash based stock compensation. The increase in stock based compensation is driven by the company's decision to issue restricted shares in fiscal 2005 in lieu of cash bonuses and stock options.

AMORTIZATION OF OTHER INTANGIBLE ASSETS

                                        THREE MONTHS             THREE MONTHS
                                    ENDED MARCH 31, 2005     ENDED MARCH 31, 2004
                                    --------------------     --------------------
Amortization of other intangible
assets............................        $    883                    711
Percentage of revenues............             5.9%                   6.7%

      The amortization of intangible assets relates to the acquisition of cyberPIXIE in 2002, DTI in 2003, MAXRAD in January 2004, and the antenna product lines from Andrew Corporation in October 2004. The approximately $0.2 million increase in amortization in the quarter ended March 31, 2005 is due to the full quarter impact of the fourth quarter fiscal 2004 acquisition of the antenna product lines from Andrew Corporation.

RESTRUCTURING CHARGES

                                        THREE MONTHS             THREE MONTHS
                                    ENDED MARCH 31, 2005     ENDED MARCH 31, 2004
                                    --------------------     --------------------
Restructuring Charges.............        $      0                $   (51)
Percentage of revenues............             0.0%                  (0.5)%

      During the quarter ended March 31, 2005, there were no expenses recorded in the income statement related to the restructuring plans established in 2003 and fiscal 2004. The company paid $0.2 million for primarily facility related costs in the quarter ending March 31, 2005. The credit to restructuring in the quarter ended March 31, 2004 related to an adjustment of the restructuring reserve taken in fiscal 2003.

GAIN ON SALE OF ASSETS AND RELATED ROYALTIES

                                        THREE MONTHS             THREE MONTHS
                                    ENDED MARCH 31, 2005     ENDED MARCH 31, 2004
                                    --------------------     --------------------
Gain on sale of assets and related
royalties.........................           $ 500                $   500
Percentage of revenues............             3.3%                   4.7%

      The company received $0.5 million of royalty payments from Conexant during the quarter ended March 31, 2005 and March 31, 2004, respectively.

OTHER INCOME, NET

                                        THREE MONTHS             THREE MONTHS
                                    ENDED MARCH 31, 2005     ENDED MARCH 31, 2004
                                    --------------------     --------------------
Other income, net.................        $    541                $   239
Percentage of revenues............             3.6%                   2.2%

      Other income, net, consists primarily of interest income. Other income, net, increased for the quarter ended March 31, 2005 compared to the same period in fiscal 2004 due to higher interest rates.

PROVISION (BENEFIT) FOR INCOME TAXES

                                        THREE MONTHS             THREE MONTHS
                                    ENDED MARCH 31, 2005     ENDED MARCH 31, 2004
                                    --------------------     --------------------
Provision (benefit) for income
taxes.............................         $   161               $   (982)
Effective tax rate................             7.5%                 (67.7)%

      The effective tax rate in the quarter ended March 31, 2005 differs from the statutory rate of 35% because the company provides a full valuation reserve on its deferred tax assets and has limited remaining tax loss carry back available. In the quarter ended March 31, 2004, the effective tax rate differed from the statutory rate of 35% as the company recorded a benefit because of the availability of loss carrybacks.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                  THREE MONTHS          THREE MONTHS
                                                                              ENDED MARCH 31, 2005    ENDED MARCH 31, 2004
                                                                              --------------------    --------------------
Net cash used in operating activities......................................        $    (85)              $    (3,800)
Net cash used in investing activities......................................            (395)                   (9,711)
Net cash provided by financing activities..................................             380                     3,498
Cash, cash equivalents and short-term investments at the end of period.....          83,977                   107,152
Working capital at the end of period.......................................          87,003                   101,106

      The company used approximately $0.1 million of net cash in its operating activities in the quarter ended March 31, 2005. The lower use of cash in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 is due to an increase in accounts payable at March 31, 2005, and also because the quarter ended March 31, 2004 included uses of cash related to prepaids, income taxes payable, and accrued liabilities. The company used approximately $0.4 million of net cash in its investing activities, primarily related to capital expenditures. The use of cash for investing activities was significantly lower than the prior year as the MAXRAD acquisition occurred in the quarter ended March 31, 2004. Financing activities includes approximately $0.4 million of proceeds from issuance of common stock related to stock option exercises. Fewer stock options were exercised in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.

      As of March 31, 2005, the company had approximately $83.8 million in cash and cash equivalents and working capital of approximately $87.0 million. The decline in the cash balance compared to quarter ended March 31, 2004 is due to the acquisition of the Andrew Corporation product lines, stock repurchases, and capital expenditures

      The company believes that the existing sources of liquidity, consisting of cash and cash from operations, will be sufficient to meet the working capital needs for the foreseeable future. The company will continue to evaluate opportunities for development of new products and potential acquisitions of technologies or businesses that could complement the business. The company may use available cash or other sources of funding for such purposes.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following summarizes the contractual obligations (non-cancelable operating leases) for office and product assembly facilities and the effect such obligations are expected to have on the liquidity and cash flows in future periods (in thousands):

                                         LESS THAN
                               TOTAL      1 YEAR       1-3 YEARS
                              -------    ----------    ---------
Contractual obligations
  Operating leases.........   $ 1,814    $   1,042     $     772
                              -------    ---------     ---------

      Included in the obligation summary is a lease commitment of $0.5 million for excess facilities. The total amount was accrued as part of previously recorded restructuring expense. The company has no outstanding firm inventory purchase contract commitments with major suppliers beyond near term needs.

      The acquisition of DTI included an earn-out arrangement covering the fiscal years 2003 and 2004. PCTEL had the option to settle any earnings under the arrangement in either cash, shares of its common stock, or a combination of both. For the year ended December 31, 2003, DTI earned a $1.5 million payment under the arrangement that was paid in cash in May 2004. For the year ended December 31, 2004, DTI earned a $0.6 million payment under the arrangement, which the company paid in cash during April 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued FAS No. 123R, "Share-Based Payment". The statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprises equity instruments or that may be settled by the issuance of such equity instruments. FAS No. 123R is effective no later than annual reporting periods ending after June 15, 2005. The company will adopt FAS No. 123R on a prospective basis starting in the first quarter of fiscal 2006. During January 2005 and in advance of the adoption of FAS No. 123R, the company accelerated the vesting of "out of the money" options with a share price equal to or greater than $10.00. Under FAS 123R, the acceleration of these options will result in PCTEL not being required to recognize share-based compensation expense of approximately $3.8 million beginning in the company's quarter ended March 31, 2006 and ending in the company's quarter ending March 31, 2008. See footnote 2 in the Notes to the Financial Statements.

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

      In November 2004, the FASB issued FAS No. 151, "An Amendment of ARB No. 43, Chapter 4". The statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company will adopt FAS 151 in fiscal 2006. Adoption of FAS No. 151 is not expected to have a material effect on the ongoing operations of the company.

FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND FUTURE OPERATING RESULTS

      This quarterly report on Form 10-Q, including this Management's Discussion and Analysis, contains forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results, including those set forth below.

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

WE MAY NEVER ACHIEVE THE ANTICIPATED BENEFITS FROM OUR RECENT ACQUISITIONS OF CERTAIN ASSETS OF ANDREW CORPORATION.

      We acquired Andrew Corporation in October 2004 as part of our continuing efforts to expand our wireless line and product offerings. We may experience difficulties in achieving the anticipated benefits of this acquisition. This acquisition represents a significant expansion for our Antenna Products Group. Potential risks with this acquisition include:

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

      Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of March 31, 2005, we employed a total of 60 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

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

                        RISKS RELATED TO OUR COMMON STOCK

      THE TRADING PRICE OF OUR STOCK PRICE MAY BE VOLATILE BASED ON A NUMBER OF FACTORS, SOME OF WHICH ARE NOT IN OUR CONTROL.

      The trading price of our common stock has been highly volatile. The common stock price has fluctuated from a low of $6.70 to a high of $13.20 during the past twelve months. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

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

      In connection with reporting our financial results for the quarter and year ended December 31, 2004, we identified and described a "material weakness" (as defined by the relevant accounting standards) in our internal control related to our accounting for income taxes in the fourth quarter of 2004. Specifically, we did not have effective controls over determining net operating loss carrybacks, applicable state tax rates applied, and the tax effect of stock option exercises. In addition, we did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to deferred income tax assets and liabilities. This control deficiency resulted in audit adjustments to the fourth quarter 2004 financial statements. To address the material weakness described above, PCTEL has engaged an outside tax consultant and has implemented an internal training program to enhance the capabilities of its internal tax personnel. There were no audit adjustments for the quarter ended March 31, 2005, but the remediation program to address the previously identified material weakness and remediation testing for other internal control deficiencies identified in 2004 are still in process. The occurrence of control deficiencies in our internal control, and material weaknesses in particular, adversely affect our ability to report our financial results on a timely and accurate basis.

      While we have expended significant resources in developing the necessary documentation and testing procedures required by Section 404, we cannot be certain that the actions we are taking to improve, achieve and maintain our internal control over financial reporting will be adequate or that we will be able to implement our planned processes and procedures. If we do not comply with our requirements under Section 404 in a timely manner, or the processes and procedures that we implement for our internal control over financial reporting are inadequate, our ability to provide reliable and timely financial reports, and consequently our business and operating results, could be harmed. This in turn could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial reports, which could cause the market price of our Common Stock to decline. See also Item 4 for discussion on Controls and Procedures.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risks. We manage the sensitivity of our results of operations to credit risks and interest rate risk by maintaining a conservative investment portfolio, which is comprised solely of highly rated, short-term investments. We have investments in both fixed rate and floating rate interest earning instruments. Fixed rate securities may have their fair market value adversely impacted based on the duration of such investments if interest rates rise, while floating rate securities and the reinvestment of funds from matured fixed rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, which can include both government and corporate obligations with ratings of A or better, and money market funds. We did not have any unrealized holding gains in the quarter ended March 31, 2005 or March 31, 2004. A hypothetical increase or decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at March 31, 2005.

      We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating substantially all transactions in U.S. dollars. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the year ended March 31, 2005. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the quarter ended March 31, 2005 and 2004 was negative $18,000 and $2,000, respectively.

ITEM 4: CONTROLS AND PROCEDURES

      (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, under the supervision and with the participation of PCTEL management, including the Company's Chairman and Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's Chairman and Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective as of March 31, 2005 because of the material weakness discussed below. In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure our financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have effective controls over determining net operating loss carrybacks, applicable state tax rates applied, and the tax effect of stock option exercises. In addition, the Company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to deferred income tax assets and liabilities. This control deficiency resulted in audit adjustments to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constituted a material weakness. The remediation plan for the material weakness at December 31, 2004 is described below. Because the remediation of this material weakness is still in process, we have concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2005, based on criteria in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      (b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      For the quarter ended March 31, 2005, to address the material weakness described above, the Company's management took the following actions, which are material changes to our internal control over financial reporting:

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

            - Improved its internal controls over the review of the consolidated benefit (provisions) for income taxes.

The Company accurately recorded the tax provision and related income tax entries for the quarter ended March 31, 2005. However, the Company's plan to remediate the material weakness is in process. While the Company did purchase software for the tax provision process, the Company did not utilize the software for the March 2005 quarter. The Company will use this software for the quarter ended June 30, 2005. In addition, the Company continues its internal training program. The Company will be required to demonstrate, among other things, a sufficient period of operating effectiveness for its remediated controls related to accounting for income taxes before it may conclude that the material weakness has been effectively remediated.

PART II   OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

Litigation with U.S. Robotics

      On May 23, 2003, the company filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against U.S. Robotics Corporation claiming that U.S. Robotics has infringed one of the company's patents. U.S. Robotics counterclaimed asking for a declaratory judgment that the claims of the patent are invalid and not infringed. This case was consolidated for claims construction discovery with the lawsuit against Agere Systems and Lucent Technologies, and the now-concluded litigation with 3Com Corporation and Broadcom Corporation. Claims construction discovery under the Patent Local Rules has been taken and the claims construction issues have been briefed to the Court. A hearing on the construction of the claims of the patent, originally scheduled for January 12, 2005, was continued by the Court and is now scheduled for May 16, 2005. No trial date has been set. Although the company believes it has meritorious claims and defenses, the company cannot now predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

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

      Because of a then-pending reexamination proceeding for PCTEL's U.S. Patent No. 5,787,305 (the `305 patent), on December

4, 2003, the claims against Agere and Lucent relating to the `305 patent were stayed by stipulation of the parties. Claims construction discovery under the Patent Local Rules has been taken with respect to the three patents as to which the litigation was not stayed, and the claims construction issues relating to those patents have been briefed to the Court. A hearing on the construction of the claims of those patents, originally scheduled for January 12, 2005, was continued by the Court and is now scheduled for May 16, 2005.

      On July 28, 2004, the company received from the U.S. Patent Office a Notice of Intent to Issue Ex Parte Reexamination Certificate for the `305 patent, and on January 11, 2005, the U.S. Patent Office issued the Reexamination Certificate. The stay regarding the `305 patent has now been lifted by stipulation of the parties.

      No trial date has been set. Although the company believes that it has meritorious claims and defenses, the company cannot predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

ITEM 5: OTHER INFORMATION

      None.

ITEM 6: EXHIBITS

EXHIBIT
NUMBER                                                       DESCRIPTION
-------  ------------------------------------------------------------------------------------------------------------------
10.45    Letter Agreement dated May 4, 2005 with Martin H. Singer relating to an amendment to Dr. Singer's employment agreement

10.46    PCTEL, Inc. 2005 CEO "Stretch" Plan

10.47    PCTEL, Inc. 2005 Short-Term Bonus Incentive Plan

10.48    Purchase Agreement dated April 14, 2005 between PCTEL Antenna Products Group, a wholly owned subsidiary of PCTEL,
         Inc. and Quintessence Publishing Company, Inc.

31.1     Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2     Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32       Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuan to Section 906 of Sarbanes-Oxley Act of 2002.

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

                                             PCTEL, Inc.
                                             A Delaware Corporation
                                             (Registrant)

                                             /s/ MARTIN H. SINGER
                                             -----------------------------------
                                             Martin H. Singer
                                             Chairman of the Board and
                                             Chief Executive Officer

Date: May 10, 2005