Form 10-Q
period 2005-06-30
PC TEL INC
filed 2005-08-09
CIK 1057083

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

         [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM            TO

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

                                    ---------


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

As of August 2, 2005, the number of shares of the Registrant's common stock outstanding was 21,242,149.

================================================================================

                                   PCTEL, INC.
                                    FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

                                                                                             PAGE
                                                                                             ----
                 PART I

Item 1           Financial Statements
                 Condensed Consolidated Balance Sheets                                         3
                 Condensed Consolidated Statements of Operations                               4
                 Condensed Consolidated Statements of Cash Flows                               5
                 Notes to the Condensed Consolidated Financial Statements                      6
Item 2           Management's Discussion and Analysis of Financial Condition                  17
                 And Results of Operations
Item 3           Quantitative and Qualitative Disclosures about Market Risk                   31
Item 4           Controls and Procedures                                                      31

                 PART II - OTHER INFORMATION

Item 1           Legal Proceedings                                                            32
Item 4           Submission of Matters to a Vote of Security Holders                          33
Item 6           Exhibits                                                                     33
                 Signature                                                                    34
                 Certifications under Sections 302(a) and 906 of the Sarbanes-Oxley Act       35
                 of 2002

                                   PCTEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                                                JUNE 30,     DECEMBER 31,
                                                                                  2005           2004
                                                                             ------------    ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..............................................   $     81,864    $     83,887
  Restricted cash ........................................................            208             208
  Accounts receivable, net of allowance for doubtful
     accounts of $136 and $456, respectively .............................         13,153          10,819
  Inventories, net .......................................................          8,932           8,554
  Prepaid expenses and other assets ......................................          2,760           2,969
                                                                             ------------    ------------
          Total current assets ...........................................        106,917         106,437
PROPERTY AND EQUIPMENT, net ..............................................          9,853           9,746
GOODWILL .................................................................         14,105          14,114
OTHER INTANGIBLE ASSETS, net .............................................          9,891          11,628
OTHER ASSETS .............................................................          1,797             180
                                                                             ------------    ------------
TOTAL ASSETS .............................................................   $    142,563    $    142,105
                                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .......................................................   $      2,700    $      1,085
  Income taxes payable ...................................................          5,453           5,692
  Deferred revenue .......................................................          2,679           1,738
  Other accrued liabilities ..............................................          7,845           9,301
                                                                             ------------    ------------
          Total current liabilities ......................................         18,677          17,816
  Long-term accrued liabilities ..........................................          1,431           1,366
                                                                             ------------    ------------
          Total liabilities ..............................................         20,108          19,182
                                                                             ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 100,000,000 shares
     authorized, 21,196,244 and 20,620,145 shares issued and
     outstanding at June 30, 2005 and December 31, 2004, respectively ....             21              21
  Additional paid-in capital .............................................        164,942         160,180
  Deferred stock compensation ............................................         (6,982)         (4,422)
  Accumulated deficit ....................................................        (35,578)        (32,939)
  Accumulated other comprehensive income .................................             52              83
                                                                             ------------    ------------
          Total stockholders' equity .....................................        122,455         122,923
                                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................   $    142,563    $    142,105
                                                                             ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   PCTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED, IN THOUSANDS)

                                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                        JUNE 30,                 JUNE 30
                                                                                    2005        2004        2005        2004
                                                                                  --------    --------    --------    --------
REVENUES ......................................................................   $ 18,313    $ 11,498    $ 33,320    $ 22,188
COST OF REVENUES (includes non-cash compensation of $6 and $0 for the
three months, and $8 and $0 for six months, respectively) .....................      9,609       4,233      17,178       8,002
                                                                                  --------    --------    --------    --------
GROSS PROFIT ..................................................................      8,704       7,265      16,142      14,186
OPERATING EXPENSES:
   Research and development (includes non-cash compensation of $70 and $27 ....      2,434       2,154       4,905       4,210
   for the three months, and $120 and $52 for six months, respectively)
   Sales and marketing (includes non-cash compensation of $183 and $76 for ....      2,934       2,611       6,048       5,612
   the three months, and $315 and $142 for six months, respectively)
   General and administrative (includes non-cash compensation of $663 and
   $243 for the three months, and $1,140 and $461 for six months,
   respectively) ...............................................................      3,865       3,466       8,031       6,859
   Amortization of intangible assets ..........................................        854         711       1,737       1,422
   Restructuring charges ......................................................        (70)         (8)        (70)        (59)
   Gain on sale of assets and related royalties ...............................       (500)       (500)     (1,000)     (1,000)
                                                                                  --------    --------    --------    --------
     Total operating expenses .................................................      9,517       8,434      19,651      17,044
                                                                                  --------    --------    --------    --------
LOSS FROM OPERATIONS ..........................................................       (813)     (1,169)     (3,509)     (2,858)
                                                                                  --------    --------    --------    --------
OTHER INCOME, NET .............................................................        431         271         970         510
                                                                                  --------    --------    --------    --------
LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES ..............................       (382)       (898)     (2,539)     (2,348)
PROVISION (BENEFIT) FOR INCOME TAXES ..........................................        (60)       (190)        101      (1,172)
                                                                                  --------    --------    --------    --------
NET LOSS ......................................................................   $   (322)   $   (708)   $ (2,640)   $ (1,176)
                                                                                  ========    ========    ========    ========
Basic loss per share ..........................................................   $  (0.02)   $  (0.03)   $  (0.13)   $  (0.06)
Shares used in computing basic loss per share .................................     20,135      20,259      19,601      20,074
Diluted loss per share ........................................................   $  (0.02)   $  (0.03)   $  (0.13)   $  (0.06)
Shares used in computing diluted loss per share ...............................     20,135      20,259      19,601      20,074


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   PCTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                    2005        2004
                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................   $  (2,640)   $  (1,176)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization ............................       2,457        1,918
    Amortization of stock-based compensation .................       1,583          655
    Gain on sale of assets and related royalties .............      (1,000)      (1,000)
    Loss on disposal of assets ...............................         149           --
    Provision for allowance for doubtful accounts ............          57            4
  Changes in operating assets and liabilities, net of
    acquisitions:
    Increase in acquisition costs ............................      (1,674           --
    Increase in accounts receivable ..........................      (2,391)      (1,293)
    Increase in inventories ..................................        (378)        (320)
    (Increase) decrease in prepaid expenses, other current
      assets, and other assets ...............................         275       (1,441)

    Increase in acquisition costs ............................      (1,674)          --
    Increase in accounts payable .............................       1,615          572
    Decrease in income taxes payable .........................        (239)      (1,924)
    Tax benefit from stock option exercises ..................          --          591
    Decrease in other accrued liabilities ....................      (1,851)        (864)
    Increase (decrease) in deferred revenue ..................       1,408       (1,128)
                                                                 ---------    ---------
      Net cash used in operating activities ..................      (2,629)      (5,406)
                                                                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment ............      (3,131)        (676)
  Proceeds from disposal of property and equipment ...........       2,155            3
  Proceeds on sale of assets and related royalties ...........       1,000        1,000
  Proceeds of available-for-sale investments .................          --       17,290
  Purchase of assets/businesses, net of cash acquired ........          --      (18,193)
  Additional purchase price consideration ....................          --       (1,540)
                                                                 ---------    ---------
    Net cash used in investing activities ....................          24       (2,116)
                                                                 ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .....................         613        4,802
  Payments for repurchase of common stock ....................          --       (1,830)
                                                                 ---------    ---------
    Net cash provided by financing activities ................         613        2,972
                                                                 ---------    ---------
Net decrease in cash and cash equivalents ....................      (1,992)      (4,550)
Cumulative translation adjustment ............................         (31)          (6)
Cash and cash equivalents, beginning of period ...............      83,887      106,007
                                                                 ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................   $  81,864    $ 101,451
                                                                 =========    =========
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Increases to deferred stock compensation, net ..............   $   2,559    $   2,077
  Issuance of restricted common stock, net of
    cancellations ............................................   $   3,590    $   2,732


The accompanying notes are an integral part of these consolidated financial statements.

                                   PCTEL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED: JUNE 30, 2005
                                   (UNAUDITED)

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

Antenna Products Group

         The Antenna Products Group (APG) product line consists of wireless communication antennas designed to enhance the performance of broadband wireless, in-building wireless, wireless Internet service providers and Land Mobile Radio (LMR) applications. The Antenna Products Group was formed around the business of MAXRAD, Inc, which was acquired in January 2004. As a result of the October 2004 acquisition of certain antenna product lines from Andrew Corporation ("Andrew Corporation"), APG expanded the product line to include GPS (Global Positioning Systems), satellite communications (Mobile SATCOM) and on-glass mobile antennas. In July 2005, the company again expanded the product line with the purchase of Sigma Wireless Technologies ("Sigma" or "SWT"), located in Dublin, Ireland. Sigma provides integrated variable electrical tilt base stations antennas (iVET), Public Mobile Radio (PMR), and Digital Public Mobile Radio (DPMR) antenna products.

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

Licensing

         PCTEL has an intellectual property portfolio consisting of over 130 U.S. patents and applications, primarily in analog modem technology. It also has proprietary Digital Signal Processor (DSP) based embedded modem technology. Independent of the three product lines, the company has an active licensing program designed to monetize its intellectual property.

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

BASIS OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

         The company uses the United States dollar as the functional currency for its financial statements, including the financial statements of its subsidiaries in foreign countries, with the exception of its Japanese subsidiary for which the functional currency is the Japanese Yen. Assets and liabilities of the Japanese operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation gains (losses) of the Japanese subsidiary are recorded in accumulated other comprehensive income as a component of stockholders' equity. All gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. At June 30, 2005 the cumulative translation adjustment was negative $31,000. As of June 30, 2005, the company had subsidiaries in China, Japan and Israel as well as branch offices in Hong Kong and Taiwan. The branch office in Taiwan is in the process of being liquidated. These consolidated financial statements include the accounts of PCTEL and its subsidiaries after eliminating intercompany accounts and transactions.

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

INVENTORIES

         Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories as of June 30, 2005 were composed of raw materials, sub assemblies, finished goods and work-in-process. Sub assemblies are included within raw materials. As of June 30, 2005 and December 31, 2004, the allowance for inventory losses was $0.7 million and $0.4 million, respectively.

         Inventories consist of the following (in thousands):

                            JUNE 30,    DECEMBER 31
                               2005        2004
                          -----------   -----------
Raw materials .........   $     6,903   $     6,868
Work in process .......           481           131
Finished goods ........         1,548         1,555
                          -----------   -----------
  Inventories, net ....   $     8,932   $     8,554
                          ===========   ===========

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

         Property and equipment consists of the following (in thousands):

                                                         JUNE 30,     DECEMBER 31
                                                           2005           2004
                                                       -----------    -----------
Building ...........................................   $     5,177    $     4,365
Land ...............................................         1,770          2,820
Computer and office equipment ......................         2,137          1,953
Manufacturing Equipment ............................         2,474          1,847
Furniture and fixtures .............................           481            242
Leasehold improvements .............................            19             18
Construction in progress ...........................             0            119
                                                       -----------    -----------
  Total property and equipment .....................        12,058         11,364
Less: Accumulated depreciation and amortization ....        (2,205)        (1,618)
                                                       -----------    -----------
  Property and equipment, net ......................   $     9,853    $     9,746
                                                       ===========    ===========

         On June 29, 2005, the company sold APG's Hanover Park, Illinois building to Haase Chandler, LLC. in exchange for cash payment of approximately $2.3 million. After selling expenses, the company recorded a loss on sale of the building and related furniture and fixtures of approximately $138,000. In June 2005, the new building in Bloomingdale, Illinois was completed, and APG relocated its operations to the new building.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the company's assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The company's total allowance for doubtful accounts was $0.1 and $0.5 million at June 30, 2005 and December 31, 2004, respectively. The provision for doubtful accounts is included in sales and marketing expense.

WARRANTIES AND SALES RETURNS

         The company's APG segment allows its major distributors and certain other customers to return unused product under specified terms and conditions. In accordance with FAS 48, the company accrues for product returns based on historical sales and return trends.

         The company offers repair and replacement warranties of primarily two years for APG products and one year for RFSG products. At June 30, 2005, the company carried a warranty reserve of $105,000 for these products based on historical sales and costs of repair and replacement trends.

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

STOCK-BASED COMPENSATION

         The company accounts for its stock option plans using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the company's stock at the date of the grant over the amount that must be paid to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation", issued subsequent to APB No. 25 -- and amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", defines a fair value based method of accounting for employee stock options, but allows companies to continue to measure compensation cost for employees using the intrinsic value method of APB No. 25. The following table illustrates the pro forma information regarding net loss and net loss per share as if the company recorded compensation expense based on the fair value of stock-based awards in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation -- Transition and Disclosure" for the three and six months ended June 30, 2005 and 2004 (in thousands, except per share data):

                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                         ----------------------    ----------------------
                                                            2005         2004         2005         2004
                                                         ---------    ---------    ---------    ---------
                                                               (UNAUDITED)               (UNAUDITED)
Net loss -- as reported ..............................   $    (322)   $    (708)   $  (2,640)   $  (1,176)
Add: Stock-based employee compensation
expense included in reported net loss ................         922          345        1,583          655
Deduct: Stock-based employee compensation
expense determined under fair value based method
for all awards .......................................         895        2,164        5,939        3,962
                                                         ---------    ---------    ---------    ---------
Net loss -- proforma .................................   $    (295)   $  (2,527)   $  (6,996)   $  (4,483)
                                                         =========    =========    =========    =========
Net loss per share -- basic as reported ..............   $   (0.02)   $   (0.03)   $   (0.13)   $   (0.06)
Net loss per share -- basic proforma .................   $   (0.01)   $   (0.12)   $   (0.36)   $   (0.22)
Net loss per share -- diluted as reported ............   $   (0.02)   $   (0.03)   $   (0.13)   $   (0.06)
Net loss per share -- diluted proforma ...............   $   (0.01)   $   (0.12)   $   (0.36)   $   (0.22)

         These costs may not be representative of the total effects on pro forma reported income (loss) for future years. Factors that may also impact disclosures in future years include the attribution of the awards to the service period, the vesting period of stock awards, timing of additional grants of stock option awards and the number of shares granted for future awards.

         On January 28, 2005, the Compensation Committee of the Board of Directors of PCTEL, Inc. approved the acceleration of vesting of all unvested options to purchase shares of common stock of PCTEL that are held by current employees, including executive officers, and which have an exercise price per share equal to or greater than $10.00. The stock based compensation expense of $5.9 million for all awards for the six months ended June 30, 2005 includes approximately $3.8 million in compensation expense related to the acceleration of the underwater options. See footnote 2 on acceleration of underwater options.

         The company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following assumptions:

                                                      EMPLOYEE STOCK
                                     STOCK OPTIONS    PURCHASE PLAN
                                     2005     2004    2005      2004
                                     ----     ----    ----      ----
Dividend yield ..................    None     None    None      None
Expected volatility .............     36%      46%     36%       46%
Risk-free interest rate .........    3.6%     2.1%    3.4%      1.7%
Expected life (in years) ........    2.45     3.06    0.5       0.5

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

EARNINGS PER SHARE

         The company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income/(net loss) by the weighted average number of shares of common stock outstanding, less shares subject to repurchase. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options and restricted shares using the treasury stock method. Common stock options and restricted shares are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants excluded from the calculations of diluted net loss per share were 93,000 and 920,000 for the three months ended June 30, 2005 and June 30, 2004, respectively and 343,000 and 1,065,000 for the six months ended June 30, 2005 and June 30, 2004, respectively.

         The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004, respectively (in thousands, except per share data):


                                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    JUNE 30,               JUNE 30,
                                                               2005        2004        2005        2004
                                                             --------    --------    --------    --------
Numerator:
Net loss .................................................   $   (322)   $   (708)   $ (2,640)   $ (1,176)
                                                             ========    ========    ========    ========
Denominator:
Basic loss per share:
  Weighted average common shares outstanding .............     21,200      20,894      20,666      20,709
  Less: Weighted average shares subject to repurchase ....     (1,065)       (635)     (1,065)       (635)
                                                             --------    --------    --------    --------
  Weighted average common shares outstanding .............     20,135      20,259      19,601      20,074
                                                             --------    --------    --------    --------
Basic loss per share .....................................   $  (0.02)   $  (0.03)   $  (0.13)   $  (0.06)
                                                             ========    ========    ========    ========
Diluted loss per share:
  Weighted average common shares outstanding .............     20,135      20,259      19,601      20,074
  Weighted average shares subject to repurchase ..........          *           *           *           *
  Weighted average common stock option grants ............          *           *           *           *
  Weighted average common shares and common stock
     Equivalents outstanding .............................     20,135      20,259      19,601      20,074
                                                             --------    --------    --------    --------
Diluted loss per share ...................................   $  (0.02)   $  (0.03)   $  (0.13)   $  (0.06)
                                                             ========    ========    ========    ========

* These amounts have been excluded since the effect is anti-dilutive.


RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued FAS No. 123R, "Share-Based Payment". The statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprises equity instruments or that may be settled by the issuance of such equity instruments. FAS No. 123R is effective no later than annual reporting periods after December 15, 2005. The company will adopt FAS No. 123R on a prospective basis starting in the first quarter of 2006. We expect the adoption of FAS No. 123R to have a material effect on our reported net income (loss) per share. See footnote 2 on acceleration of underwater options.

         In December 2004, the FASB issued Staff Positions in relation to FAS No. 109, "Accounting for Income Taxes". FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" FAS 109-2, "Accounting and Disclosure

Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004. At this time the company does not expect to repatriate the earnings of its foreign subsidiaries as dividends to take advantage of this tax credit.

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

         Options to purchase 1,606,805 shares of common stock were accelerated under this approval. Option holders of 40,981 shares did not request acceleration of their shares. The company accelerated these options because the options have exercise prices at or in excess of current market value, and thus are not fully achieving their original objectives of incentive compensation and employee retention. The company expects the acceleration may have a positive effect on employee morale, retention, and perception of value. The acceleration also eliminates any future compensation expense the Company would otherwise recognize in its income statement with respect to these options with the implementation of FAS 123R, which becomes effective for annual reporting periods after June 15, 2005. The future expense eliminated as a result of the acceleration of the vesting of these options is approximately $3.8 million.

         See footnote 1 related to stock-based compensation. The pro-forma net loss and pro-forma net loss per share for the six months ended June 30, 2005 includes the $3.8 million impact of the acceleration of the underwater options. There was no income statement impact related to the acceleration of options for the six months ended June 30, 2005.

3. STOCK-BASED COMPENSATION EXPENSE

         The company records the amortization of deferred compensation and stock bonuses within the functional expense lines of the income statement. In connection with the grant of restricted stock to employees, the company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. Such amount is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable shares. For the three months ended June 30, 2005, the company issued restricted stock for $0.2 million, recorded terminations of $0.5 million, and recorded amortization of deferred compensation of $0.6 million. For the six months ended June 30, 2005, the company issued restricted stock for $4.1 million, recorded terminations of $0.5 million, and recorded amortization of deferred compensation of $1.0 million.

         The bonuses for the company's 2005 Short-Term Bonus Incentive Plan will be paid in shares of the company's common stock. The shares will be issued in the first quarter of 2006. The company recorded stock-based compensation expense of $0.2 million and $0.6 million for the Short-Term Bonus Incentive Plan for the three months and six months ended June 30, 2005, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

         The company adopted SFAS No. 142 on January 1, 2002 at which time the company ceased amortization of goodwill. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets that are recognized in an entity's balance sheet at the beginning of that fiscal year. An independent valuation firm performed the annual impairment test and management reviewed it as of October 31, 2004, the result of which was that there was no impairment of goodwill or other intangibles.

         There was no goodwill impairment during the six months ended June 30, 2005. The changes in the carrying amount of other intangible assets as of June 30, 2005 were as follows (in thousands):

                         INTANGIBLE ASSETS                                 JUNE 30, 2005    DECEMBER 31, 2004      ASSIGNED LIFE
-------------------------------------------------------------------        -------------    -----------------      -------------
Developed technology - cyberPIXIE                                             $    301           $    301          3 years
Other intangible assets - DTI                                                    4,600              4,600          2 to 4 years
Patents                                                                             75                 75          15 years
Other intangible assets - MAXRAD                                                 5,500              5,500          1 to 6 years
Trademark - MAXRAD                                                               1,400              1,400          8 years
Other Intangible Assets - Andrew Corporation acquired product lines              3,500              3,500          1 to 6 years
Trademarks - Andrew Corporation acquired product lines                             300                300          8 years
                                                                              --------           --------
                                                                              $ 15,676           $ 15,676
                                                                              --------           --------
Less: Accumulated amortization                                                $ (5,785)          $ (4,048)
                                                                              --------           --------
Net intangible assets                                                         $  9,891           $ 11,628
                                                                              --------           --------

COMPREHENSIVE INCOME

         The following table provides the calculation of other comprehensive income for the three and six months ended June 30, 2005 and 2004 (in thousands):

                                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                     JUNE 30,             JUNE 30,
                                                                ------------------    ------------------
                                                                  2005       2004       2005      2004
                                                                -------    -------    -------    -------
                                                                     (UNAUDITED)         (UNAUDITED)
Net loss                                                        $  (322)   $  (708)   $(2,640)   $(1,176)
Other comprehensive income:
Unrealized gains (loss) on available-for-sale securities             --        (11)        --        (26)
Cumulative translation adjustment                                   (13)        (8)       (31)        (6)
                                                                -------    -------    -------    -------
Comprehensive loss                                              $  (335)   $  (727)   $(2,671)   $(1,208)
                                                                =======    =======    =======    =======

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

2003 Restructuring

         In May 2003, the company completed the sale of certain of its assets to Conexant relating to a component of PCTEL's HSP modem product line. As a result of the disposition, 29 employees were transferred to Conexant. An additional 26 employees, both foreign and domestic, were terminated along with the related facilities closures. The total restructuring aggregated $3.3 million consisting of severance and employment related costs of $1.8 million and costs related to closure of excess facilities as a result of the reduction in force of $1.5 million. The company expects to pay the remaining costs by the end of January 2006.

         During the quarter ended June 30, 2005, the company signed a settlement agreement with the landlord of its Milpitas, California facility and officially surrendered the premises. Based on the terms of the settlement agreement, which included a termination penalty and lease payments through January 24, 2006, the company adjusted the restructuring reserve by $70,000. The company paid $0.4 million for primarily facility related costs during the six months ended June 30, 2005.

         The following analysis sets forth the rollforward of this charge:

                                            ACCRUAL                                                ACCRUAL
                                           BALANCE AT                                             BALANCE AT
                                          DECEMBER 31,                RESTRUCTURING                JUNE 30,
                                              2004        REVERSALS    CHARGES, NET   PAYMENTS       2005
                                          ------------    ---------   -------------   --------    ----------
Severance and employment related costs      $     47      $     (1)            --     $    (44)    $      2
Costs for closure of excess facilities           575           (69)             8         (340)         174
                                            --------      --------       --------     --------     --------
                                            $    622      $    (70)      $      8     $   (384)    $    176
                                            ========      ========       ========     ========     ========
Amount included in long-term liabilities                                                           $      0
                                                                                                   --------
Amount included in short-term liabilities                                                          $    176
                                                                                                   ========


6. CONTINGENCIES

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A

In March 2002, plaintiff Ronald H. Fraser ("Fraser") filed a complaint in the California Superior Court for breach of contract and declaratory relief against the company, and for breach of contract, conversion, negligence and declaratory relief against the company's transfer agent, Wells Fargo Bank Minnesota, N.A. The Complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April, 2000. At a mandatory settlement conference held in September, 2004, Fraser stipulated to judgment in favor of the company. In November, 2004 Fraser appealed the judgment entered against him. The company believes that this appeal is without merit and intends to defend the appeal vigorously.

Litigation with U.S. Robotics

         In May 2003, the company filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against U.S. Robotics Corporation ("USR") claiming that USR has infringed one of the company's patents. USR counterclaimed asking for a declaratory judgment that the claims of the patent are invalid and not infringed. This case was consolidated for claims construction discovery with the lawsuit against Agere Systems and Lucent Technologies (and the now-concluded litigation with 3Com Corporation and Broadcom Corporation). Claims construction discovery under the Patent Local Rules has been taken and the claims construction issues have been briefed to the Court. A hearing on the construction of the claims of the patent was held in May 2005, and the court took the matter under submission. No trial date has been set. Although the company believes it has meritorious claims and defenses, the company cannot now predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

Litigation with Agere and Lucent

In May 2003, the company filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of the company's patents and that Lucent has infringed three of the company's patents. Agere counterclaimed asking for a declaratory judgment that the claims of the patents are invalid, unenforceable and not infringed by Agere. This case was consolidated for claims construction discovery with the lawsuit against U.S. Robotics Corporation (and the now-concluded litigation with 3Com Corporation and Broadcom Corporation).

         Because of a then-pending reexamination proceeding for PCTEL's U.S. Patent No. 5,787,305 (the '305 patent), the claims against Agere and Lucent relating to the '305 patent were stayed by stipulation of the parties. Claims construction discovery under the Patent Local Rules has been taken with respect to the three patents as to which the litigation was not stayed, and the claims construction issues relating to those patents have been briefed to the Court. A hearing on the construction of the claims of those patents was held in May 2005, and the court took the matter under submission.

         In 2004, the company received from the U.S. Patent Office a Notice of Intent to Issue Ex Parte Reexamination Certificate for the '305 patent, and in January 2005, the U.S. Patent Office issued the Reexamination Certificate. The stay regarding the '305 patent has now been lifted by stipulation of the parties. Claims construction discovery under the Patent Local Rules is now underway with respect to the '305 patent. A hearing on the construction of the claims of the '305 patent is scheduled for November 8, 2005.

    No trial date has been set. Although the company believes that it has meritorious claims and defenses, the company cannot predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

7. INCOME TAXES

         For the six months ending June 30, 2005, the company recorded tax expense of $0.1 million. While the company reported a net book loss before taxes of $2.5 million for the six months ending June 30, 2005, the company booked tax expense because the company provides a full valuation reserve on its deferred tax assets, provides for deferred tax liabilities related to goodwill that is deductible for tax purposes, and has limited remaining tax loss carryback available. In 2004, the tax rate differed from the statutory rate of 35% as the company recorded a benefit because of the availability of loss carrybacks.

         Significant management judgment is required to assess the likelihood that the company's deferred tax assets will be recovered from future taxable income. The company has maintained a full valuation allowance against all the deferred tax assets since 2001, as a result of uncertainties regarding realizability.

8. INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

         In January 2004 PCTEL began operating in four distinct segments. They are Antenna Product (antenna), RF Solutions (test), Mobility Solutions (software), and the Licensing segment. In May 2003, the company sold its modem product line to Conexant. Intercompany sales and profits from Antenna Products to RF Solutions are eliminated.

         PCTEL's chief operating decision maker (CEO) uses the measures below in deciding how to allocate resources and assess performance among the segments. The results of operations by segment are as follows:

                                     APG         RFSG        MSG     LICENSING   ELIMINATION    CONSOLIDATED
                                   --------    --------   --------   ---------   -----------    ------------
(UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2005
Revenues                           $ 13,385    $  3,299   $  1,311   $     331    $    (13)      $ 18,313
                                                                                                 ========
Gross Profit                       $  4,840    $  2,262   $  1,273   $     329    $     --       $  8,704
Operating Expenses                                                                               $  9,517
                                                                                                 --------
Loss from Operations                                                                             $   (813)
                                                                                                 ========

                                     APG         RFSG        MSG     LICENSING   ELIMINATION    CONSOLIDATED
                                   --------    --------   --------   ---------   -----------    ------------
(UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2004
Revenues                           $  5,828    $  2,540   $  1,783   $   1,357    $    (10)      $ 11,498
                                                                                                 ========
Gross Profit                       $  2,441    $  1,726   $  1,745   $   1,355    $     (2)      $  7,265
Operating Expenses                                                                               $  8,434
                                                                                                 --------
Loss from Operations                                                                             $ (1,169)
                                                                                                 ========

                                     APG         RFSG        MSG     LICENSING   ELIMINATION    CONSOLIDATED
                                   --------    --------   --------   ---------   -----------    ------------
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2005
Revenues                           $ 23,705    $  6,382   $  2,433   $     823    $    (23)      $ 33,320
                                                                                                 ========
Gross Profit                       $  8,386    $  4,590   $  2,354   $     816    $     (4)      $ 16,142
Operating Expenses                                                                               $ 19,651
                                                                                                 --------
Loss from Operations                                                                             $ (3,509)
                                                                                                 ========

                                     APG         RFSG        MSG     LICENSING   ELIMINATION    CONSOLIDATED
                                   --------    --------   --------   ---------   -----------    ------------
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2004
Revenues                           $ 10,941    $  4,907   $  2,902   $   3,459    $    (21)      $ 22,188
                                                                                                 ========
Gross Profit                       $  4,578    $  3,342   $  2,831   $   3,440    $     (5)      $ 14,186
Operating Expenses                                                                               $ 17,044
                                                                                                 --------
Loss from Operations                                                                             $ (2,858)
                                                                                                 ========

The company's revenues to customers outside of the United States, as a percent of total revenues for the three and six months ended June 30, 2005, are as follows:

                       THREE MONTHS     SIX MONTHS
                           ENDED          ENDED
                         JUNE 30,        JUNE 30,
                       ------------    ------------
(UNAUDITED)            2005    2004    2005    2004
--------------------   ----    ----    ----    ----
Europe .............      6%      5%      8%      7%
Canada .............      3%      6%      3%      5%
Rest of Asia .......      3%      0%      3%      1%
Japan ..............      2%      1%      2%      1%
Latin America ......      2%      3%      2%      4%
China & Taiwan .....      1%      4%      2%      2%
                       ----    ----    ----    ----
                         17%     19%     20%     20%
                       ====    ====    ====    ====


Revenue to the company's major customers representing 10% or more of total revenues for the three and six months ended June 30, 2005 and 2004 are as follows:

               THREE MONTHS ENDED     SIX MONTHS ENDED
APG                  JUNE 30,              JUNE 30,
(UNAUDITED)    ------------------     ----------------
CUSTOMER       2005          2004     2005        2004
-----------    ----          ----     ----        ----
Tessco            8%           10%      10%         10%

Tessco is only a customer in the company's APG segment.

9. BENEFIT PLANS

401(k) Plan

         The 401(k) plan covers all of the employees beginning the first of the month following the month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k). The company made $280,000 and $218,000 in employer contributions to the 401(k) plan for the six months ended June 30, 2005 and 2004, respectively.

Post-retirement health insurance

         Effective July 2003, the company started a plan to cover post-retirement health insurance for Martin H. Singer, Chairman of the Board and Chief Executive Officer. Based on an actuarial valuation prepared by an outside actuary and reviewed by management, and in accordance with FAS 106, the company's accumulated post retirement benefit obligation for this plan was $124,000 at June 30, 2005.

10. SUBSEQUENT EVENT - SIGMA WIRELESS TECHNOLOGIES LIMITED

On July 4, 2005, the company purchased all of the outstanding shares of Sigma Wireless Technology Limited ("Sigma") in exchange for cash consideration of 19.5 million Euro plus the assumption of pension liabilities of approximately 2.5 million Euro (approximately $26.6 million). In addition, the selling stockholders of Sigma may earn up to an additional 7.5 million Euro (approximately $9.1 million) in cash based on Sigma's revenue performance over the 18-month period ending December 31, 2006. Sigma develops and distributes antennas for public safety and for the growing UMTS cellular networks. The Sigma acquisition expands the company's product lines within its APG segment. Sigma is based in Dublin, Ireland and employs approximately 100 people in Ireland and the United Kingdom.

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

         Revenue growth in the APG segment is tied to emerging wireless applications in broadband wireless, in-building wireless, wireless Internet service providers, GPS and Mobile SATCOM. The LMR and on-glass mobile antenna applications represent mature markets. A critical factor for 2005 revenue growth is the successful absorption of the product lines purchased from Andrew Corporation in October 2004, and Sigma Wireless Technologies Limited ("Sigma") in July 2005.

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

         Licensing revenue is dependent on the signing of new license agreements and the success of the licensees in the marketplace. The company has found it necessary to enter into litigation from time to time as a means to bring companies under license. The company is currently in litigation with Agere, Lucent and U.S. Robotics over the use of PCTEL's intellectual property. This litigation is the single largest opportunity to maximize the monetary value of the company's intellectual property. Licensing revenue is expected to continue to decline due to the expiration of existing licensing arrangements.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(ALL AMOUNTS IN TABLES, OTHER THAN PERCENTAGES, ARE IN THOUSANDS)

REVENUES

                                    APG          RFSG          MSG       LICENSING    ELIMINATION    CONSOLIDATED
                                 ---------    ---------    ---------     ---------    -----------    ------------
THREE MONTHS ENDED JUNE 30, 2005
Revenues                         $  13,385    $   3,299    $   1,311     $     331     $     (13)      $  18,313
% change from year ago period        129.7%        29.9%       (26.5)%       (75.6)%          NA            59.3%

THREE MONTHS ENDED JUNE 30, 2004
Revenues                         $   5,828    $   2,540    $   1,783     $   1,357     $     (10)      $  11,498
% change from year ago period           NA         34.2%       381.9%        123.6%           NA            13.0%

                                    APG          RFSG          MSG       LICENSING    ELIMINATION    CONSOLIDATED
                                 ---------    ---------    ---------     ---------    -----------    ------------
SIX MONTHS ENDED JUNE 30, 2005
Revenues                         $  23,705    $   6,382    $   2,433     $     823     $     (23)      $  33,320
% change from year ago period        116.7%        30.1%       (16.2)%       (76.2)%          NA            50.2%

SIX MONTHS ENDED JUNE 30, 2004
Revenues                         $  10,941    $   4,907    $   2,902     $   3,459     $     (21)      $  22,188
% change from year ago period           NA         99.6%       489.8%         37.3%           NA            (4.6)%

         APG began operations with the purchase of MAXRAD in January 2004. Revenues were supplemented in the fourth quarter of fiscal 2004 with the acquisition of several product lines from Andrew Corporation in October 2004. For the three months ended June 30, 2005, organic revenue growth for the non-Andrew acquired products was approximately 21% higher than last year. The organic growth was largely driven by wireless broadband applications. Revenue was approximately $6.4 million in the quarter ended June 30, 2005 for the product lines acquired from Andrew Corporation. APG revenues were sequentially 30% higher than the first quarter 2005 with higher revenues from both the product lines acquired from Andrew Corporation, and the legacy MAXRAD products.

         RFSG revenues were approximately $3.3 million in the quarter ended June 30, 2005, up 30% from the comparable period in fiscal 2004, and 7% higher sequentially from the first quarter 2005. The company benefited from the roll out of UMTS networks and the related need for 3G scanners. The company expects the revenue in fiscal 2005 to continue to benefit from the roll out of 2.5G and 3G technologies by wireless network operators. In the first quarter 2005, the company benefited from a large order through one of its OEM customers that is destined for the US Navy.

         MSG revenues declined approximately 27% in the quarter ended June 30, 2005 compared to same period in 2004. Revenues were 16% lower for the six months ended June 30, 2005 compared to the same period in 2004. MSG revenue by quarter was uneven in 2004 due to the timing of initial customization fees and initial block purchases of roaming client licenses by carriers. The revenue trend has been more stable in 2005. The roll out of data services in the customer base in fiscal 2005 is characterized as early stage market development.

         Licensing revenues declined approximately 76% in the quarter ended June 30, 2005 compared to the comparable period in fiscal 2004. This segment continues to be affected by older licensing agreements related to modem technology. Absent resolution to the litigations with Agere, Lucent, and U.S. Robotics, licensing revenue is expected to be lower in fiscal 2005 compared to fiscal 2004 due to the expiration of existing licensing arrangements.

         Intercompany sales from APG to RFSG are eliminated in consolidation.

GROSS PROFIT

                                      APG          RFSG          MSG       LICENSING    ELIMINATION    CONSOLIDATED
                                   ---------    ---------    ---------     ---------    -----------    ------------
THREE MONTHS ENDED JUNE 30, 2005
Gross Profit                       $   4,840    $   2,262    $   1,273     $     329     $      --       $   8,704
Percentage of revenue                   36.2%        68.6%        97.1%         99.4%           NA            47.5%
% change from year ago period           98.3%        31.1%       (27.1)%       (75.7)%          NA            19.8%

THREE MONTHS ENDED JUNE 30, 2004
Gross Profit                       $   2,441    $   1,726    $   1,745     $   1,355     $      (2)      $   7,265
Percentage of revenue                   41.9%        68.0%        97.9%         99.9%           NA            63.2%
% change from year ago period             NA         37.5%       376.8%        123.3%           NA            13.2%

                                      APG          RFSG          MSG       LICENSING    ELIMINATION    CONSOLIDATED
                                   ---------    ---------    ---------     ---------    -----------    ------------
SIX MONTHS ENDED JUNE 30, 2005
Gross Profit                       $   8,386    $   4,590    $   2,354     $     816     $      (4)      $  16,142
Percentage of revenue                   35.4%        71.9%        96.8%         99.1%           NA            48.4%
% change from year ago period           83.2%        37.3%       (16.8)%       (76.3)%          NA            13.8%

SIX MONTHS ENDED JUNE 30, 2004
Gross Profit                       $   4,578    $   3,342    $   2,831     $   3,440     $      (5)      $  14,186
Percentage of revenue                   41.8%        68.1%        97.6%         99.5%           NA            63.9%
% change from year ago period             NA         97.5%       496.0%         36.5%           NA             9.6%

         The company's product segments vary significantly from each other in gross profit percent. The decline in overall margin % compared to the prior year is indicative of the rapid growth of APG products, which has a lower gross percentage margin relative to the other segments.

         Gross profit as a percentage of revenue for APG was 36.2% in the second fiscal quarter June 30, 2005, 5.7% lower than the comparable period in fiscal 2004. Costs associated with the integration of the products acquired from Andrew Corporation into the company's factories and the unfavorable variances related to the rapid sequential revenue growth impacted the gross margin % in the quarter ended June 30, 2005. Gross profit improved 1.8% for the three months ended June 30, 2005 compared to the three months ended March 31, 2005 as the March 2005 quarter included duplicative manufacturing costs associated with the products acquired from Andrew Corporation. The company expects to achieve close to 37% gross profit in the third quarter 2005, and 38-39% in the fourth quarter 2005 on its existing antenna product lines before the inclusion of Sigma in the second half of 2005.

         Gross profit as a percentage of revenue for RFSG was 68.6% in the second quarter ended June 30, 2005, slightly better than the comparable period in 2004. Gross profit was 71.9% for the six months ended June 30, 2005, 3.8% better than the comparable period in fiscal 2004. Sequentially, margins were lower in the second quarter 2005 compared to the first quarter 2005 as first quarter revenues included a heavier concentration of OEM receiver and software products, which have higher margins than system sales. The company expects long-term gross profit in this segment to be between 67% and 72%.

         Gross profit as a percentage of revenue for MSG was 97.1% in the quarter. The cost of goods sold in the segment relates primarily to third party licenses included in the Roaming Client product. The company expects long-term gross profit in this segment to be between 96% and 98%.

         Gross profit as a percentage of revenue for Licensing was 99.4% in the quarter ended June 30, 2005.

RESEARCH AND DEVELOPMENT

                                        THREE MONTHS           THREE MONTHS          SIX MONTHS           SIX MONTHS
                                     ENDED JUNE 30, 2005   ENDED JUNE 30, 2004   ENDED JUNE 30, 2005   ENDED JUNE 30, 2004
                                     -------------------   -------------------   -------------------   -------------------
Research and development ..........       $  2,434              $  2,154              $  4,905             $  4,210
Percentage of revenues ............           13.3%                 18.7%                 14.7%                19.0%
% change from year ago period .....           13.0%                 (2.3)%                16.5%                (3.8)%

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

         Research and development expenses increased approximately $0.3 million for the three months ended June 30, 2005 and $0.7 million for the six months ended June 30, 2005 compared to the same periods in fiscal 2004. The increase is primarily related to the acquisition of antenna product lines from Andrew Corporation in the fourth quarter 2004, and the company's decision to emphasize the use of restricted shares as equity incentives in fiscal 2005.

SALES AND MARKETING

                                        THREE MONTHS           THREE MONTHS          SIX MONTHS           SIX MONTHS
                                     ENDED JUNE 30, 2005   ENDED JUNE 30, 2004   ENDED JUNE 30, 2005   ENDED JUNE 30, 2004
                                     -------------------   -------------------   -------------------   -------------------
Sales and Marketing ...............       $  2,934              $  2,611              $  6,048             $  5,612
Percentage of revenues ............           16.0%                 22.7%                 18.2%                25.3%
% change from year ago period .....           12.5%                 33.6%                  7.8%                30.4%

         Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

         Sales and marketing expenses increased $0.3 million for the three months and $0.4 million for the six months ended June 30, 2005 compared to the same periods in fiscal 2004. The increase is primarily related to the acquisition of antenna product lines from Andrew Corporation in the fourth quarter 2004, and the company's decision to emphasize the use of restricted shares as equity incentives in 2005.

GENERAL AND ADMINISTRATIVE

                                        THREE MONTHS           THREE MONTHS          SIX MONTHS           SIX MONTHS
                                     ENDED JUNE 30, 2005   ENDED JUNE 30, 2004   ENDED JUNE 30, 2005   ENDED JUNE 30, 2004
                                     -------------------   -------------------   -------------------   -------------------
General and Administrative ........        $  3,865             $  3,466              $  8,031              $  6,859
Percentage of revenues ............            21.1%                30.1%                 24.1%                 30.9%
% change from year ago period .....            11.5%                17.2%                 17.1%                 38.1%

         General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

         General and administrative expenses increased approximately $0.4 million for the three months and $1.2 million for the six months ended June 30, 2005 compared to the same periods in fiscal 2004. The increase is primarily related to the acquisition of antenna product lines from Andrew Corporation in the fourth quarter 2004, and the company's decision to emphasize the use of restricted shares as equity incentives in 2005.

AMORTIZATION OF OTHER INTANGIBLE ASSETS

                                             THREE MONTHS           THREE MONTHS          SIX MONTHS           SIX MONTHS
                                          ENDED JUNE 30, 2005   ENDED JUNE 30, 2004   ENDED JUNE 30, 2005   ENDED JUNE 30, 2004
                                          -------------------   -------------------   -------------------   -------------------
Amortization of other intangible
assets ...............................         $    854              $ 711                 $  1,737            $  1,422
Percentage of revenues ...............              4.7%               6.2%                     5.2%                6.4%


         The amortization of intangible assets relates to DTI in 2003, MAXRAD in January 2004, and the antenna product lines from Andrew Corporation in October 2004. The approximately $0.1 million increase in amortization in the three months and $0.3 million increase for the six months ended June 30, 2005 is due to the impact of the fourth quarter fiscal 2004 acquisition of the antenna product lines from Andrew Corporation.

RESTRUCTURING CHARGES

                                        THREE MONTHS           THREE MONTHS          SIX MONTHS           SIX MONTHS
                                     ENDED JUNE 30, 2005   ENDED JUNE 30, 2004   ENDED JUNE 30, 2005   ENDED JUNE 30, 2004
                                     -------------------   -------------------   -------------------   -------------------
Restructuring Charges .............       $   (70)              $    (8)              $    (70)            $   (59)
Percentage of revenues ............          (0.4)%                (0.1)%                 (0.2)%              (0.3)%


    During the quarter ended June 30, 2005, the company adjusted the restructuring reserve taken in 2003 by $70,000 based on final settlement with the landlord for its Milpitas, California facility. The final settlement included a termination penalty and commitment for lease payments through January 24, 2006. The company paid $0.4 million for primarily facility related costs, including the lease termination penalty, in the quarter ended June 30, 2005. The credit to restructuring in the quarter ended June 30, 2004 also related to an adjustment of the restructuring reserve taken in fiscal 2003.

GAIN ON SALE OF ASSETS AND RELATED ROYALTIES

                                             THREE MONTHS           THREE MONTHS          SIX MONTHS           SIX MONTHS
                                          ENDED JUNE 30, 2005   ENDED JUNE 30, 2004   ENDED JUNE 30, 2005   ENDED JUNE 30, 2004
                                          -------------------   -------------------   -------------------   -------------------
Gain on sale of assets and related
royalties .............................        $ 500                 $ 500                 $ 1,000              $ 1,000
Percentage of revenues ................          2.7%                  4.3%                    3.0%                 4.5%


    Gain on sale of assets and related royalties relates to Conexant royalties. The company recorded royalties of $0.5 million during each of the first two quarters of fiscal 2005 and fiscal 2004.

OTHER INCOME, NET

                                        THREE MONTHS           THREE MONTHS          SIX MONTHS           SIX MONTHS
                                     ENDED JUNE 30, 2005   ENDED JUNE 30, 2004   ENDED JUNE 30, 2005   ENDED JUNE 30, 2004
                                     -------------------   -------------------   -------------------   -------------------
Other income, net .................       $  431                $  271                $  970               $   510
Percentage of revenues ............          2.4%                  2.4%                  2.9%                  2.3%

         Other income, net, consists primarily of interest income. Interest income increased for the three months ended and six months ended June 30, 2005 compared to the same periods in fiscal 2004 due to higher interest rates. During the three months ended June 30, 2005, the company also recorded a foreign exchange loss of approximately $0.1 million from the funds exchanged to Euro required for the cash consideration of the Sigma purchase price.

PROVISION (BENEFIT) FOR INCOME TAXES

                                        THREE MONTHS           THREE MONTHS          SIX MONTHS           SIX MONTHS
                                     ENDED JUNE 30, 2005   ENDED JUNE 30, 2004   ENDED JUNE 30, 2005   ENDED JUNE 30, 2004
                                     -------------------   -------------------   -------------------   -------------------
Provision (benefit) for income
taxes..............................       $   (60)              $  (190)              $  101               $ (1,172)
Effective tax rate ................          15.7%                 21.2%                -4.0%                  50.0%

         The tax rate for the six months ended June 30, 2005 differs from the statutory rate of 35% because the company provides a full valuation reserve on its deferred tax assets, provides for deferred tax liabilities related to goodwill that is deductible for tax purposes, and has limited remaining tax loss carryback available. In the quarter ended June 30, 2004, the tax rate differed from the statutory rate of 35% as the company recorded a benefit because of the availability of foreign loss carrybacks.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                  SIX MONTHS          SIX MONTHS
                                                                             ENDED JUNE 30, 2005   ENDED JUNE 30, 2004
                                                                             -------------------   -------------------
Net cash used in operating activities .....................................      $  (2,629)            $  (5,406)
Net cash provided by (used in) investing activities .......................             24                (2,116)
Net cash provided by financing activities .................................            613                 2,972
Cash, cash equivalents and short-term investments at the end of period ....         82,072               103,312
Working capital at the end of period ......................................         88,241               100,404

         The company used approximately $2.6 million of net cash in its operating activities for the six months ended June 30, 2005. The lower use of cash from operating activities in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 is due to positive changes in deferred revenue, income taxes payable, and prepaid expenses, offsetting negative changes in accounts receivable, Sigma acquisition costs, and accrued liabilities. The company had investing activities during the six months ended June 30, 2005, consisting of capital expenditures of $3.1 million, offset by the proceeds from the sale of fixed assets of $2.1 million and royalties of $1.0 million. The use of cash for investing activities during the six months ended June 30, 2004 included costs for the MAXRAD acquisition. Financing activities includes approximately $0.6 million of proceeds from the issuance of common stock related to stock option exercises. Fewer stock options were exercised in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

         As of June 30, 2005, the company had approximately $82.1 million in cash and cash equivalents and working capital of approximately $88.1 million. The decline in the cash balance compared to the six months ended June 30, 2004 is due to the acquisition of the Andrew Corporation product lines, stock repurchases, and capital expenditures. The company had $0 and $1.9 million in short-term investments at June 30, 2005 and June 30, 2004, respectively.

         Subsequent to June 30, 2005, the company used approximately $25.3 million in cash for the Sigma acquisition, including cash consideration and acquisition costs.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following summarizes the contractual obligations (non-cancelable operating leases) for office and product assembly facilities and the effect such obligations are expected to have on the liquidity and cash flows in future periods (in thousands):

                                             LESS THAN
                                    TOTAL     1 YEAR     1-3 YEARS
                                   -------   ---------   ---------
Contractual obligations
  Operating leases ............    $ 1,373    $  740     $     633
                                   -------    ------     ---------

         Included in the obligation summary is a lease commitment of $0.2 million for excess facilities. The total amount was accrued as part of previously recorded restructuring expense. The company has no outstanding firm inventory purchase contract commitments with major suppliers beyond near term needs.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued FAS No. 123R, "Share-Based Payment". The statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprises equity instruments or that may be settled by the issuance of such equity instruments. FAS No. 123R is effective no later than annual reporting periods ending after June 15, 2005. The company will adopt FAS No. 123R on a prospective basis starting in the first quarter of fiscal 2006. We expect the adoption of FAS No. 123R to have a material effect on our reported net income per share.

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

         The antenna market is highly fragmented and is served by many local product providers. We may not be able to displace established competitors from their customer base with our products. We may not achieve the design wins necessary to participate in WCDMA network deployments where our products compete. Where we have design wins, we may not be the sole source supplier or may receive only a small portion of the business from each customer.

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

         We may in the future make acquisitions of, or large investments in, businesses that offer products, services, and technologies that we believe would complement our products or services, including wireless products and technology. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. Even if we were to announce an acquisition, we may not be able to complete it. Additionally, any future acquisition or substantial investment would present numerous risks, including:

         o difficulty in integrating the technology, operations, internal accounting controls or work force of the acquired business with our existing business,

         o        disruption of our on-going business,

         o difficulty in realizing the potential financial or strategic benefits of the transaction,

         o difficulty in maintaining uniform standards, controls, procedures and policies,

         o dealing with tax, employment, logistics, and other related issues unique to international organizations and assets we acquire,

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

WE MAY NEVER ACHIEVE THE ANTICIPATED BENEFITS FROM OUR RECENT ACQUISITIONS OF SIGMA WIRELESS TECHNOLOGIES AND CERTAIN ASSETS OF ANDREW CORPORATION.

         We acquired Sigma Wireless Technologies in July 2005 and certain assets of Andrew Corporation in October 2004 as part of our continuing efforts to expand our wireless line and product offerings. We may experience difficulties in achieving the anticipated benefits of these acquisitions. These acquisitions represent a significant expansion for our Antenna Products Group. Potential risks with these acquisitions include: o the loss or decrease in orders of one or more of the major customers,

         o        delay in 3G network deployments utilizing aquired products,

         o decrease in demand for wireless devices that use the acquired products,

         o Lack of acceptance for electrical tilt antenna products in general

         o difficulties in assimilation of related personnel, operations, technologies or products, and

         o challenges in integrating internal accounting and financial controls for financial reporting purposes.

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

         Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of June 30, 2005, we employed a total of 61 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

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

         We currently have international subsidiaries located in Japan, China, Ireland, and Israel as well as international branch offices located in Hong Kong and Taiwan. Our branch office in Taiwan is presently in the liquidation process. The complexities resulting from operating in several different tax jurisdictions increase our exposure to worldwide tax challenges.

CONDUCTING BUSINESS IN INTERNATIONAL MARKETS INVOLVES FOREIGN EXCHANGE RATE EXPOSURE THAT MAY LEAD TO REDUCED PROFITABILITY.

         With the recent acquisition of Sigma, we have risk from foreign currency exposure. Sigma's functional currency is the Euro, and Sigma conducts business in both the Euro and pounds sterling. We believe that foreign exchange exposures may lead to reduced profitability.

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

                        RISKS RELATED TO OUR COMMON STOCK

THE TRADING PRICE OF OUR STOCK PRICE MAY BE VOLATILE BASED ON A NUMBER OF FACTORS, SOME OF WHICH ARE NOT IN OUR CONTROL.

         The trading price of our common stock has been highly volatile. The common stock price has fluctuated from a low of $6.70 to a high of $11.88 during the past twelve months. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

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

UNDER REGULATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002, IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT PROCESSES AND PROCEDURES TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROL OVER OUR FINANCIAL REPORTING, OUR ABILITY TO PROVIDE RELIABLE AND TIMELY FINANCIAL REPORTS COULD BE HARMED.

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

         In connection with reporting our financial results for the year ended December 31, 2004, we identified and described a "material weakness" (as defined by the relevant accounting standards) in our internal control related to our accounting for income taxes in the fourth quarter of 2004. Specifically, we did not have effective controls over determining net operating loss carrybacks, applicable state tax rates applied, and the tax effect of stock option exercises. In addition, we did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to deferred income tax assets and liabilities. This control deficiency resulted in audit adjustments to the fourth quarter 2004 financial statements. To address the material weakness described above, PCTEL has engaged an outside tax consultant and has implemented an internal training program to enhance the capabilities of its internal tax personnel. The remediation program to address the previously identified material weakness and remediation testing for other internal control deficiencies identified in 2004 is still in process. The occurrence of control deficiencies in our internal control, and material weaknesses in particular, adversely affect our ability to report our financial results on a timely and accurate basis.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks. We manage the sensitivity of our results of operations to credit risks and interest rate risk by maintaining a conservative investment portfolio, which is comprised solely of highly rated, short-term investments. We have investments in both fixed rate and floating rate interest earning instruments. Fixed rate securities may have their fair market value adversely impacted based on the duration of such investments if interest rates rise, while floating rate securities and the reinvestment of funds from matured fixed rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, which can include both government and corporate obligations with ratings of A or better, and money market funds. We did not have any unrealized holding gains in the quarter ended or six months ended June 30, 2005 or June 30, 2004. A hypothetical increase or decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at June 30, 2005.

         We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating the majority of transactions in U.S. dollars. Beginning in the quarter ending September 30, 2005, our results will include Sigma activity. Sigma transactions are denominated primarily in pounds sterling and Euros. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the year ended June 30, 2005. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effects of foreign exchange rate fluctuations for the six months ended June 30, 2005 and 2004 were negative $31,000 and $6,000, respectively.

ITEM 4: CONTROLS AND PROCEDURES

             (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, under the supervision and with the participation of PCTEL management, including the Company's Chairman and Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's Chairman and Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective as of June 30, 2005 because of the material weakness discussed below. In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure our financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

         A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have effective controls over determining net operating loss carrybacks, applicable state tax rates applied, and the tax effect of stock option exercises. In addition, the Company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to deferred income tax assets and liabilities. This control deficiency resulted in audit adjustments to the fourth quarter 2004 and second quarter 2005 financial statements. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constituted a material weakness. The remediation plan for the material weakness identified at December 31, 2004 is described below. Because the remediation of this material weakness is still in process, we have concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2005, based on criteria in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

             (b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         For the quarter ended June 30, 2005, to address the material weakness described above, the Company's management took the following actions, which are material changes to our internal control over financial reporting:

                  o Engaged an outside tax consultant to prepare the tax provision, provide tax expertise and expertise in the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

                  o Implemented an internal training program to enhance the capabilities of its internal tax personnel.

                  o Acquired software to automate and better control the tax provision preparation process.

                  o Improved its internal controls over the review of the consolidated benefit (provisions) for income taxes.

         As of the quarter ended June 30, 2005, the Company's plan to remediate the material weakness is in process. The Company will be required to demonstrate, among other things, a sufficient period of operating effectiveness for its remediated controls related to accounting for income taxes before it may conclude that the material weakness has been effectively remediated.

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

Litigation with U.S. Robotics

         In May 2003, the company filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against U.S. Robotics Corporation claiming that U.S. Robotics has infringed one of the company's patents. U.S. Robotics counterclaimed asking for a declaratory judgment that the claims of the patent are invalid and not infringed. This case was consolidated for claims construction discovery with the lawsuit against Agere Systems and Lucent Technologies (and the now-concluded litigation with 3Com Corporation and Broadcom Corporation). Claims construction discovery under the Patent Local Rules has been taken and the claims construction issues have been briefed to the Court. A hearing on the construction of the claims of the patent, was held in May 2005, and the court took the matter under submission. No trial date has been set. Although the company believes it has meritorious claims and defenses, the company cannot now predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

Litigation with Agere and Lucent

         In May 2003, the company filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of the company's patents and that Lucent has infringed three of the company's patents. Agere counterclaimed asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere. This case was consolidated for claims construction discovery with the lawsuit against U.S. Robotics Corporation and the now-concluded litigation with 3Com Corporation and Broadcom Corporation.

         Because of a then-pending reexamination proceeding for PCTEL's U.S. Patent No. 5,787,305 (the '305 patent), the claims against Agere and Lucent relating to the '305 patent were stayed by stipulation of the parties. Claims construction discovery under the Patent Local Rules has been taken with respect to the three patents as to which the litigation was not stayed, and the claims construction issues relating to those patents have been briefed to the Court. A hearing on the construction of the claims of those patents was held in May 2005, and the court took the matter under submission.

         In 2004, the company received from the U.S. Patent Office a Notice of Intent to Issue Ex Parte Reexamination Certificate for the '305 patent, and in January 2005, the U.S. Patent Office issued the Reexamination Certificate. The stay regarding the '305 patent has now been lifted by stipulation of the parties. Claims construction discovery under the Patent Local Rules is now underway with respect to the '305 patent. A hearing on the construction of the claims of the '305 patent is scheduled for November 8, 2005.

         No trial date has been set. Although the company believes that it has meritorious claims and defenses, the company cannot predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our 2005 Annual Meeting of Stockholders on June 7, 2005 in Chicago, Illinois. We solicited votes by proxy pursuant to proxy solicitation materials delivered to our stockholders on or about April 28, 2005. The following is a brief description of matters voted on at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstains:

         1. Election of Richard C. Gitlin, Giacomo Marini, and Martin H. Singer as Class III directors until the Annual Meeting of Stockholders in 2008:

                                                   FOR         WITHHOLD
                                                ----------     --------
                        Richard C. Gitlin       18,985,079     773,804
                        Giacomo Marini          19,283,137     435,746
                        Martin H. Singer        18,720,990     997,893

         The term of office of Richard D. Alberding, Brian J. Jackman, John Sheehan, and Carl Thomsen continued after the meeting.

         2. Ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2005:

                     VOTES FOR    VOTES AGAINST     ABSTAIN
                    -----------   -------------     -------
                    19,583,478       121,375        14,030


ITEM 6: EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION
-------  ----------------------------------------------------------------------
 10.48   (a) Purchase Agreement dated April 14, 2005 between PCTEL Antenna
         Products Group, a wholly owned subsidiary of PCTEL, Inc. and
         Quintessence Publishing Company Inc.

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

(a) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.

                                   SIGNATURE

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

                                                       PCTEL, Inc.
                                                       A Delaware Corporation
                                                       (Registrant)

                                                       /s/ MARTIN H. SINGER
                                                       -------------------------
                                                       Martin H. Singer
                                                       Chairman of the Board and
                                                       Chief Executive Officer
Date: August 9, 2005