Form 10-Q
period 2005-09-30
PC TEL INC
filed 2005-11-09
CIK 1057083

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                 ---------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 2, 2005, the number of shares of the Registrant's common stock outstanding was 21,380,740.

================================================================================

                                   PCTEL, INC.
                                    FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                                                   PAGE
                                                                                   ----
          PART I

Item 1    Financial Statements
          Condensed Consolidated Balance Sheets                                      3
          Condensed Consolidated Statements of Operations                            4
          Condensed Consolidated Statements of Cash Flows                            5
          Notes to the Condensed Consolidated Financial Statements                   6
Item 2    Management's Discussion and Analysis of Financial Condition               19
          And Results of Operations
Item 3    Quantitative and Qualitative Disclosures about Market Risk                33
Item 4    Controls and Procedures                                                   33

          PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                                         34
Item 2    Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity    35
          Securities
Item 6    Exhibits                                                                  36
          Signature                                                                 37

                                   PCTEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                                       2005           2004
                                                                                  -------------  -------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...................................................     $    58,360    $    83,887
  Restricted cash.............................................................             208            208
  Accounts receivable, net of allowance for doubtful
     accounts of $305 and $456, respectively..................................          13,096         10,819
  Inventories, net............................................................          11,152          8,554
  Prepaid expenses and other assets...........................................           2,947          2,969
                                                                                   -----------    -----------
          Total current assets................................................          85,763        106,437
PROPERTY AND EQUIPMENT, net...................................................          11,244          9,746
GOODWILL......................................................................          30,642         14,114
OTHER INTANGIBLE ASSETS, net..................................................          17,665         11,628
OTHER ASSETS..................................................................           1,178            180
                                                                                   -----------    -----------
TOTAL ASSETS..................................................................     $   146,492    $   142,105
                                                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable............................................................     $     3,062    $     1,085
  Income taxes payable........................................................           5,439          5,692
  Deferred revenue............................................................           2,888          1,738
  Other accrued liabilities...................................................           6,578          9,301
                                                                                   -----------    -----------
          Total current liabilities...........................................          17,967         17,816
  PENSION LIABILITY...........................................................           3,026              0
  OTHER LONG-TERM LIABILITIES.................................................           2,394          1,366
                                                                                   -----------    -----------
          Total liabilities...................................................          23,387         19,182
                                                                                   -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 100,000,000 shares
     authorized, 21,389,740 and 20,620,145 shares issued and
     outstanding at September 30, 2005 and December 31, 2004, respectively....              22             21
  Additional paid-in capital..................................................         167,053        160,180
  Deferred stock compensation.................................................          (7,748)        (4,422)
  Accumulated deficit.........................................................         (36,496)       (32,939)
  Accumulated other comprehensive income......................................             274             83
                                                                                   -----------    -----------
          Total stockholders' equity..........................................         123,105        122,923
                                                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................     $   146,492    $   142,105
                                                                                   ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                   PCTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                                     2005         2004            2005         2004
                                                                  ----------   ----------      ----------   ----------
REVENUES......................................................    $   21,632   $   10,735      $   54,952   $   32,923
COST OF REVENUES..............................................        11,593        4,450          28,772       12,451
                                                                  ----------   ----------      ----------   ----------
GROSS PROFIT..................................................        10,039        6,285          26,180       20,472
OPERATING EXPENSES:
   Research and development...................................         2,562        1,999           7,467        6,208
   Sales and marketing........................................         3,637        2,687           9,686        8,299
   General and administrative.................................         4,105        4,043          12,136       10,903
   Amortization of intangible assets..........................         1,231          709           2,967        2,132
   Restructuring charges......................................            --         (136)            (70)        (195)
   Gain on sale of assets and related royalties...............          (600)        (500)         (1,600)      (1,500)
                                                                  ----------   ----------      ----------   ----------
   Total operating expenses...................................        10,935        8,802          30,586       25,847
                                                                  ----------   ----------      ----------   ----------
LOSS FROM OPERATIONS..........................................          (896)      (2,517)         (4,406)      (5,375)
                                                                  ----------   ----------      ----------   ----------
OTHER INCOME, NET.............................................            74          349           1,045          859
                                                                  ----------   ----------      ----------   ----------
LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES..............          (822)      (2,168)         (3,361)      (4,516)
PROVISION (BENEFIT) FOR INCOME TAXES..........................            95          458             196         (714)
                                                                  ----------   ----------      ----------   ----------
NET LOSS......................................................    $     (917)  $   (2,626)     $   (3,557)  $   (3,802)
                                                                  ==========   ==========      ==========   ==========
Basic loss per share..........................................    $    (0.05)  $    (0.13)     $    (0.18)  $    (0.19)
Shares used in computing basic loss per share.................        20,209       20,216          20,167       20,402
Diluted loss per share........................................    $    (0.05)  $    (0.13)     $    (0.18)  $    (0.19)
Shares used in computing diluted loss per share...............        20,209       20,216          20,167       20,402

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                   PCTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    2005           2004
                                                                 ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................................    $   (3,557)    $   (3,802)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization............................         4,162          2,909
    Amortization of stock-based compensation.................         2,865          1,040
    Gain on sale of assets and related royalties.............        (1,600)        (1,500)
    Loss on disposal of assets...............................           152             --
    Provision for allowance for doubtful
      accounts...............................................           226            259
  Changes in operating assets and liabilities, net of
    acquisitions:
    Increase in accounts receivable..........................          (385)          (843)
    (Increase) decrease in inventories.......................           255           (583)
    (Increase) decrease in prepaid expenses, other current
       assets, and other assets..............................           469           (274)
    Increase (decrease) in accounts payable..................          (219)           299
    Decrease in income taxes payable.........................          (253)        (1,806)
    Tax benefit from stock option exercises..................            --            (65)
    Decrease in other accrued liabilities....................        (3,948)          (763)
    Increase (decrease) in deferred revenue..................         1,085           (635)
                                                                 ----------     ----------
      Net cash used in operating activities..................          (748)        (5,764)
                                                                 ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment............        (3,675)          (908)
  Proceeds from disposal of property and equipment...........         2,155              3
  Proceeds on sale of assets and related royalties...........         1,600          1,500
  Proceeds of available-for-sale investments.................            --         19,151
  Purchase of assets/businesses, net of cash acquired........       (25,156)       (18,193)
  Additional purchase price consideration....................            --         (1,540)
                                                                 ----------     ----------
    Net cash provided (used in) investing activities.........       (25,076)            13
                                                                 ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.....................         1,417          5,056
  Sigma cash overdraft.......................................          (328)            --
  Decrease in restricted cash................................            --             70
  Payments for repurchase of common stock....................          (742)        (3,283)
                                                                 ----------     ----------
    Net cash provided by financing activities................           347          1,843
                                                                 ----------     ----------
Net decrease in cash and cash equivalents....................       (25,477)        (3,908)
Effect of exchange rate changes on cash......................           (50)           (14)
Cash and cash equivalents, beginning of period...............        83,887        106,007
                                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................    $   58,360     $  102,085
                                                                 ==========     ==========
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Increases to deferred stock compensation, net..............    $    3,326     $    2,159
  Issuance of restricted common stock, net of
    cancellations............................................    $    5,018     $    3,198

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   PCTEL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED: SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

BASIS OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

      The company uses the United States dollar as the functional currency for its financial statements, including the financial statements of certain subsidiaries in foreign countries. The functional currency of Sigma is the Euro and the functional currency of the Japanese subsidiary is the Japanese Yen. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation gains (losses) of the Sigma and Japanese subsidiaries are recorded in accumulated other comprehensive income as a component of stockholders' equity. All gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. At September 30, 2005 the cumulative translation adjustment was $191,000. As of September 30, 2005, the company had subsidiaries in Ireland, China, Japan, Israel, and the United Kingdom as well as branch offices in Hong Kong and Taiwan. The branch office in Taiwan is in the process of winding down. These consolidated financial statements include the accounts of PCTEL and its subsidiaries after eliminating intercompany accounts and transactions.

      Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

INVENTORIES

      Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories as of September 30, 2005 were composed of raw materials, sub assemblies, finished goods and work-in-process. Sub assemblies are included within raw materials. As of September 30, 2005 and December 31, 2004, the allowance for inventory losses was $0.8 million and $0.4 million, respectively.

      Inventories consist of the following (in thousands):

                                      SEPTEMBER 30,         DECEMBER 31,
                                         2005                   2004
                                      -------------         ------------
Raw materials................         $       6,969         $      6,868
Work in process..............                 2,192                  131
Finished goods...............                 1,991                1,555
                                      -------------         ------------
  Inventories, net...........         $      11,152         $      8,554
                                      =============         ============

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

      Property and equipment consists of the following (in thousands):

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            2005           2004
                                                        -------------   ------------
Building.............................................    $    5,277     $      4,365
Land.................................................         1,770            2,820
Computer and office equipment........................         2,478            1,953
Manufacturing Equipment..............................         3,766            1,847
Furniture and fixtures...............................           560              242
Leasehold improvements...............................            62               18
Construction in progress.............................             0              119
                                                         ----------     ------------
  Total property and equipment.......................        13,913           11,364
Less: Accumulated depreciation and amortization......        (2,669)          (1,618)
                                                         ----------     ------------
  Property and equipment, net........................    $   11,244     $      9,746
                                                         ==========     ============

      On June 29, 2005, the company sold APG's Hanover Park, Illinois building to Haase Chandler, LLC. in exchange for a cash payment of approximately $2.3 million. After selling expenses, the company recorded a loss on sale of the building and related furniture and fixtures of approximately $138,000. In June 2005, the new building in Bloomingdale, Illinois was completed, and APG relocated its operations to the new building.

REVENUE RECOGNITION

      The company sells antenna products and software defined radio products, and licenses the modem technology through the licensing program. The company records the sale of these products, including related maintenance, and the licensing of the intellectual property as revenue.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the company's assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The company's total allowance for doubtful accounts was $0.3 and $0.5 million at September 30, 2005 and December 31, 2004, respectively. The provision for doubtful accounts is included in sales and marketing expense.

WARRANTIES AND SALES RETURNS

      The company's APG segment allows its major distributors and certain other customers to return unused product under specified terms and conditions. In accordance with FAS 48, the company accrues for product returns based on historical sales and return trends. At September 30, 2005, the company's allowance for sales returns was $234,000.

      The company offers repair and replacement warranties of primarily two years for APG products and one year for RFSG products. At September 30, 2005, the company carried a warranty reserve of $101,000 for these products based on historical sales and costs of repair and replacement trends.

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

STOCK-BASED COMPENSATION

      The company accounts for its stock option plans using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the company's stock at the date of the grant over the amount that must be paid to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation", issued subsequent to APB No. 25 -- and amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", defines a fair value based method of accounting for employee stock options, but allows companies to continue to measure compensation cost for employees using the intrinsic value method of APB No. 25. The following table illustrates the pro forma information regarding net loss and net loss per share as if the company recorded compensation expense based on the fair value of stock-based awards in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation -- Transition and Disclosure" for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share data):

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                         ----------------------      ---------------------
                                                            2005        2004           2005        2004
                                                         ---------    ---------      --------   ----------
                                                              (UNAUDITED)                 (UNAUDITED)
Net loss -- as reported...............................   $    (917)   $  (2,626)     $ (3,557)  $   (3,802)
Add: Stock-based employee compensation expense
  included in reported net loss ......................       1,281          384         2,865        1,040
Deduct: Stock-based employee compensation expense
  determined under fair value based method for all
  awards..............................................      (1,476)      (2,296)       (7,415)      (6,256)
                                                         ---------    ---------      --------   ----------
Net loss -- proforma..................................   $  (1,112)   $  (4,538)     $ (8,107)  $   (9,018)
                                                         =========    =========      ========   ==========
Net loss per share -- basic as reported...............   $   (0.05)   $   (0.13)     $  (0.18)  $    (0.19)
Net loss per share -- basic proforma..................   $   (0.06)   $   (0.22)     $  (0.40)  $    (0.44)
Net loss per share -- diluted as reported.............   $   (0.05)   $   (0.13)     $  (0.18)  $    (0.19)
Net loss per share -- diluted proforma................   $   (0.06)   $   (0.22)     $  (0.40)  $    (0.44)

      These costs may not be representative of the total effects on pro forma reported income (loss) for future years. Factors that may also impact disclosures in future years include the attribution of the awards to the service period, the vesting period of stock awards, timing of additional grants of stock option awards and the number of shares granted for future awards.

      On January 28, 2005, the Compensation Committee of the Board of Directors of PCTEL, Inc. approved the acceleration of vesting of all unvested options to purchase shares of common stock of PCTEL that are held by current employees, including executive officers, and which have an exercise price per share equal to or greater than $10.00. The stock based compensation expense of $7.4 million for all awards for the nine months ended September 30, 2005 includes approximately $3.8 million in compensation expense related to the acceleration of the underwater options. See footnote 2 on acceleration of underwater options.

      The company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following assumptions:

                                             NINE MONTHS ENDED
                                               SEPTEMBER, 30
                                     2005     2004    2005      2004
                                     ----     ----    ----      ----
                                                      EMPLOYEE STOCK
                                     STOCK OPTIONS    PURCHASE PLAN
                                     -------------    --------------
Dividend yield................       None     None    None      None
Expected volatility...........        37%      46%     37%       41%
Risk-free interest rate.......       3.6%     2.2%    3.4%      1.4%
Expected life (in years)......       2.9      3.0     0.5       0.5

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

EARNINGS PER SHARE

      The company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income/(net loss) by the weighted average number of shares of common stock outstanding, less shares subject to repurchase. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options and restricted shares using the treasury stock method. Common stock options and restricted shares are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants excluded from the calculations of diluted net loss per share were 580,000 and 528,000 for the three months ended September 30, 2005 and September 30, 2004, respectively and 542,000 and 903,000 for the nine months ended September 30, 2005 and September 30, 2004, respectively.

      The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands, except per share data):

                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                                    2005          2004         2005         2004
                                                                -----------   -----------   ----------   ----------
Numerator:
Net loss...................................................     $      (917)  $    (2,626)  $   (3,557)  $   (3,802)
                                                                ===========   ===========   ==========   ==========
Denominator:
Basic loss per share:
  Weighted average common shares outstanding...............          21,434        20,849       21,392       20,804
  Less: Weighted average shares subject to repurchase......          (1,225)         (675)      (1,225)        (675)
                                                                -----------   -----------   ----------   ----------
  Weighted average common shares outstanding...............          20,209        20,174       20,167       20,129
                                                                -----------   -----------   ----------   ----------
Basic loss per share.......................................     $     (0.05)  $     (0.13)  $    (0.18)  $    (0.19)
                                                                ===========   ===========   ==========   ==========
Diluted loss per share:
  Weighted average common shares outstanding...............          20,209        20,216       20,167       20,402
  Weighted average shares subject to repurchase............               *             *            *            *
  Weighted average common stock option grants..............               *             *            *            *
  Weighted average common shares and common stock
     Equivalents outstanding...............................          20,209        20,216       20,167       20,402
                                                                -----------   -----------   ----------   ----------
Diluted loss per share.....................................     $     (0.05)  $     (0.13)  $    (0.18)  $    (0.19)
                                                                ===========   ===========   ==========   ==========

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

      Options to purchase 1,606,805 shares of common stock were accelerated under this approval. Option holders of 40,981 shares did not request acceleration of their shares. The company accelerated these options because the options had exercise prices at or in excess of then current market value, and thus were not fully achieving their original objectives of incentive compensation and employee retention. The company expects the acceleration may have a positive effect on employee morale, retention, and perception of value. The acceleration also eliminates any future compensation expense the Company would otherwise recognize in its income statement with respect to these options with the implementation of FAS 123R, which becomes effective for annual reporting periods after June 15, 2005. The future expense eliminated as a result of the acceleration of the vesting of these options is approximately $3.8 million.

      See footnote 1 related to stock-based compensation. The pro-forma net loss and pro-forma net loss per share for the nine months ended September 30, 2005 includes the $3.8 million impact of the acceleration of the underwater options. There was no income statement impact related to the acceleration of options for the nine months ended September 30, 2005.

3. STOCK-BASED COMPENSATION EXPENSE

      The company records the amortization of deferred compensation and stock bonuses within the functional expense lines of the income statement. In connection with the grant of restricted stock to employees, the company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. Such amount is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable shares. For the three months ended September 30, 2005, the company issued restricted stock for $1.5 million, recorded terminations of $0.1 million, and recorded amortization of deferred compensation of $0.7 million. For the nine months ended September 30, 2005, the company issued restricted stock for $5.6 million, recorded terminations of $0.5 million, and recorded amortization of deferred compensation of $1.7 million.

      The bonuses for the company's 2005 Short-Term Bonus Incentive Plan and the CEO Stretch Bonus Plan will be paid in shares of the company's common stock. The shares will be issued in the first quarter of 2006. The company recorded stock-based compensation expense of $0.5 million and $1.0 million for the Short-Term Bonus Incentive Plan for the three months and nine months ended September 30, 2005, respectively. The company recorded stock-based compensation expense of $0.1 million for the CEO Stretch Bonus Plan for the three months ended September 30, 2005.

Non-cash compensation is reflected in the statements of operations as follows:

                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                        SEPTEMBER 30,       SEPTEMBER 30,
                                     2005          2004   2005         2004
                                     -----         ----   -----       -----
Cost of revenues                        75           --      83          --
Research and development                92           27     213          79
Sales and marketing                    256           75     572         218
General and administrative             858          282   1,998         743
                                     -----          ---   -----       -----
Total                                1,281          384   2,866       1,040

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

      There was no goodwill impairment during the nine months ended September 30, 2005. The changes in the carrying amount of goodwill and other intangible assets as of September 30, 2005 were as follows (in thousands):

                                       GOODWILL
                                       --------
Balance at December 31, 2004           $ 14,114
Goodwill relating to Sigma               15,877
Andrew acquisition adjustments              651
                                       --------
Balance at September 30, 2005          $ 30,642
                                       --------


                         INTANGIBLE ASSETS                            SEPTEMBER 30, 2005   DECEMBER 31, 2004   ASSIGNED LIFE
------------------------------------------------------------------    ------------------   -----------------   -------------
Developed technology - cyberPIXIE                                        $      301            $      301          3 years
Patents                                                                           0                    75         15 years
Existing technology - DTI                                                     2,700                 2,700          4 years
Patents/core technology  - DTI                                                1,100                 1,100          4 years
Trademarks - DTI                                                                400                   400          4 years
Customer relationships - DTI                                                    200                   200          4 years
Non-compete agreements- DTI                                                     200                   200          2 years
Core Technology - MAXRAD                                                      1,300                 1,300          6 years
Customer relationships (Distributor) - MAXRAD                                 1,500                 1,500          6 years
Customer relationships (OEM) - MAXRAD                                         1,700                 1,700          6 years
Trademarks/Trade name - MAXRAD                                                1,400                 1,400          8 years
Non-compete agreements - MAXRAD                                                 900                   900          4 years
Backlog - MAXRAD                                                                100                   100          1 year
Core technology - Andrew Corporation acquired product lines                     600                   600          6 years
Trademarks - Andrew Corporation acquired product lines                          300                   300          8 years
Customer relationships - Andrew Corporation acquired product lines            2,600                 2,600          6 years
Backlog - Andrew Corporation acquired product lines                             300                   300          1 year
Developed technology - SIGMA                                                  2,525                     0          6 years
Customer relationships - SIGMA                                                6,491                     0          6 years
Backlog - SIGMA                                                                  48                     0          1 year
                                                                         ----------            ----------
                                                                         $   24,665            $   15,676
                                                                         ----------            ----------
Less: Accumulated amortization                                           $   (7,000)           $   (4,048)
                                                                         ----------            ----------
Net intangible assets                                                    $   17,665            $   11,628
                                                                         ----------            ----------

COMPREHENSIVE INCOME

      The following table provides the calculation of other comprehensive income for the three and nine months ended September 30, 2005 and 2004 (in thousands):

                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                 ---------------------     ----------------------
                                                                   2005         2004          2005         2004
                                                                 -------     ---------     ---------    ---------
                                                                     (UNAUDITED)                (UNAUDITED)
Net loss                                                         $  (917)    $  (2,626)    $  (3,557)   $  (3,802)
Other comprehensive income:
Unrealized gains (loss) on available-for-sale securities              --            --            --          (26)
Cumulative translation adjustment                                    222            (8)          191          (14)
                                                                 -------     ---------     ---------    ---------
Comprehensive loss                                               $   695     $  (2,634)    $   3,366    $  (3,842)
                                                                 =======     =========     =========    =========

5. RESTRUCTURING CHARGES

2004 Restructuring

      In October 2004, the company closed several offices related to its Soft AP product line. The amount charged to restructuring for severance costs in California and Taiwan as well as costs associated with the closure of the Taiwan branch office was $0.1 million. The company paid most of these expenses in 2004. The company expects to pay all remaining costs by the end of the fiscal 2005.

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

      During the quarter ended June 30, 2005, the company signed a settlement agreement with the landlord of its Milpitas, California facility and officially surrendered the premises. Based on the terms of the settlement agreement, which included a termination penalty and lease payments through January 24, 2006, the company adjusted the restructuring reserve by $70,000. The company paid $0.5 million for primarily facility related costs during the nine months ended September 30, 2005.

      The following analysis sets forth the rollforward of this charge:

                                                ACCRUAL                                               ACCRUAL
                                              BALANCE AT                                            BALANCE AT
                                             DECEMBER 31,               RESTRUCTURING              SEPTEMBER 30,
                                                 2004       REVERSALS   CHARGES, NET   PAYMENTS         2005
                                            -------------   ---------   -------------  --------    -------------
Severance and employment related costs      $          47   $     (3)           --     $    (44)     $       0

Costs for closure of excess facilities                575        (69)           10         (436)            80
                                            -------------   --------      --------     --------      ---------
                                            $         622   $    (72)     $     10     $   (480)     $      80
                                            =============   ========      ========     ========      =========

Amount included in long-term liabilities                                                             $       0
                                                                                                     ---------

Amount included in short-term liabilities                                                            $      80
                                                                                                     =========

6. CONTINGENCIES

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

In March 2002, plaintiff Ronald H. Fraser ("Fraser") filed a complaint in the California Superior Court for breach of contract and declaratory relief against the company, and for breach of contract, conversion, negligence and declaratory relief against the company's transfer agent, Wells Fargo Bank Minnesota, N.A. The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April, 2000. At a mandatory settlement conference held in September, 2004, Fraser stipulated to judgment in favor of the company. In November, 2004 Fraser appealed the judgment entered against him. Fraser filed his opening brief in October, 2005. The company believes that this appeal is without merit and intends to defend the appeal vigorously.

Litigation with U.S. Robotics

      In May 2003, the company filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against U.S. Robotics Corporation claiming that U.S. Robotics has infringed one of the company's patents. U.S. Robotics counterclaimed asking for a declaratory judgment that the claims of the patent are invalid and not infringed. This case was consolidated for claims construction discovery with the company's lawsuit against Agere Systems and Lucent Technologies. Claims construction discovery under the Patent Local Rules has been taken and the claims construction issues have been briefed to the Court. A hearing on the construction of the claims of the patent, was held in May 2005, and the court issued its claims construction ruling in September 2005. No trial date has been set. Although the company believes it has meritorious claims and defenses, the company cannot now predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

Litigation with Agere and Lucent

      In May 2003, the company filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of the company's patents and that Lucent has infringed three of the company's patents. Agere counterclaimed asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere. This case was consolidated for claims construction discovery with the lawsuit against U.S. Robotics Corporation.

      Because of a then-pending reexamination proceeding for PCTEL's U.S. Patent No. 5,787,305 (the `305 patent), the claims against Agere and Lucent relating to the `305 patent were stayed by stipulation of the parties. Claims construction discovery under the Patent Local Rules was taken with respect to the three patents as to which the litigation was not stayed, and the claims construction issues relating to those patents have been briefed to the Court. A hearing on the construction of the claims of those patents was held in May 2005, and the court issued its claim construction ruling in September 2005.

      In 2004, the company received from the U.S. Patent Office a Notice of Intent to Issue Ex Parte Reexamination Certificate for the `305 patent, and in January 2005, the U.S. Patent Office issued the Reexamination Certificate. The stay regarding the `305 patent was lifted by stipulation of the parties. Claims construction discovery under the Patent Local Rules has been taken with respect to the `305 patent. A hearing on the construction of the claims of the `305 patent is scheduled for November 2005.

      No trial date has been set. Although the company believes that it has meritorious claims and defenses, the company cannot predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

7. INCOME TAXES

      For the nine months ended September 30, 2005, the company recorded tax expense of $0.2 million. While the company reported a net book loss before taxes of $3.4 million for the nine months ended September 30, 2005, the company booked tax expense because the company provides a full valuation reserve on its deferred tax assets, provides for deferred tax liabilities related to goodwill that is deductible for tax purposes, and has limited remaining tax loss carryback available. In 2004, the tax rate differed from the statutory rate of 35% as the company recorded a benefit because of the availability of loss carrybacks.

      Significant management judgment is required to assess the likelihood that the company's deferred tax assets will be recovered from future taxable income. The company has maintained a full valuation allowance against all the deferred tax assets since 2001, as a result of uncertainties regarding realizability.

8. INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

      PCTEL operates in four distinct segments: Antenna Product (antenna), RF Solutions (test), Mobility Solutions (software), and the Licensing segment. In May 2003, the company sold its modem product line to Conexant. Intercompany sales and profits from Antenna Products to RF Solutions are eliminated. The APG segment includes the results of Sigma for the three months and nine months ended September 30, 2005. See footnote 10 for pro forma statement of operations and balance sheet information related to the Sigma acquisition.

      PCTEL's chief operating decision maker (CEO) uses the measures below in deciding how to allocate resources and assess performance among the segments.

The results of operations by segment are as follows:

                                              APG      RFSG      MSG      LICENSING   ELIMINATION    CONSOLIDATED
(UNAUDITED)                                 -------   -------   -------   ---------   -----------    ------------
THREE MONTHS ENDED SEPTEMBER 30, 2005
Revenues                                    $15,261   $ 3,729   $ 2,057   $     598     $   (13)     $    21,632
                                                                                                     ===========
Gross Profit                                $ 4,861   $ 2,585   $ 2,056   $     528     $     9      $    10,039
Operating Expenses                                                                                   $    10,935
                                                                                                     -----------
Loss from Operations                                                                                 $      (896)
                                                                                                     ===========

                                              APG      RFSG      MSG      LICENSING   ELIMINATION    CONSOLIDATED
(UNAUDITED)                                 -------   -------   -------   ---------   -----------    ------------
THREE MONTHS ENDED SEPTEMBER 30, 2004
Revenues                                    $ 5,684   $ 2,578   $ 1,118   $   1,337     $ (22)         $ 10,735
                                                                                                       ========
Gross Profit                                $ 2,368   $ 1,696   $ 1,059   $   1,162     $   0          $  6,285
Operating Expenses                                                                                     $  8,802
                                                                                                       --------
Loss from Operations                                                                                   $ (2,517)
                                                                                                       ========

                                              APG      RFSG      MSG      LICENSING   ELIMINATION    CONSOLIDATED
(UNAUDITED)                                 -------   -------   -------   ---------   -----------    ------------
NINE MONTHS ENDED SEPTEMBER 30, 2005
Revenues                                    $38,967   $10,111   $ 4,490   $   1,421     $ (37)         $ 54,952
                                                                                                       ========
Gross Profit                                $13,245   $ 7,175   $ 4,412   $   1,343     $   5          $ 26,180
Operating Expenses                                                                                     $ 30,586
                                                                                                       --------
Loss from Operations                                                                                   $ (4,406)
                                                                                                       ========

                                              APG      RFSG      MSG      LICENSING   ELIMINATION    CONSOLIDATED
(UNAUDITED)                                 -------   -------   -------   ---------   -----------    ------------
NINE MONTHS ENDED SEPTEMBER 30, 2004
Revenues                                    $16,625   $ 7,485   $ 4,020   $   4,836     $  (43)        $ 32,923
                                                                                                       ========
Gross Profit                                $ 6,945   $ 5,039   $ 3,891   $   4,602     $   (5)        $ 20,472
Operating Expenses                                                                                     $ 25,847
                                                                                                       --------
Loss from Operations                                                                                   $ (5,375)
                                                                                                       ========

The company's revenues to customers outside of the United States, as a percent of total revenues for the three and nine months ended September 30, 2005, are as follows:

                         THREE MONTHS     NINE MONTHS
                             ENDED           ENDED
                         SEPTEMBER 30,   SEPTEMBER 30,
                         -------------   -------------
     (UNAUDITED)         2005     2004   2005     2004
----------------------   ----     ----   ----     ----
Europe................    16%       5%    11%       7%
Canada ...............     3%       5%     3%       5%
Rest of Asia..........     2%       1%     3%       1%
Japan.................     2%       1%     2%       1%
Latin America.........     1%       5%     1%       4%
China & Taiwan........     1%       3%     1%       3%
                          --       --     --       --
                          25%      20%    21%      21%
                          ==       ==     ==       ==

Revenue to the company's major customers representing 10% or more of total revenues for the three and nine months ended September 30, 2005 and 2004 are as follows:

                  THREE MONTHS ENDED     NINE MONTHS ENDED
(UNAUDITED)          SEPTEMBER 30,         SEPTEMBER 30,
-----------       ------------------     -----------------
CUSTOMER          2005          2004     2005         2004
--------          ----          ----     ----         ----
Tessco             10%           10%      10%          10%

Tessco is a customer only in the company's APG segment.

9. BENEFIT PLANS

401(k) Plan

      The 401(k) plan covers all of the domestic employees beginning the first of the month following the month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k). The company made $410,000 and $341,000 in employer contributions to the 401(k) plan for the nine months ended September 30, 2005 and 2004, respectively.

Post-retirement health insurance

      Effective July 2003, the company started a plan to cover post-retirement health insurance for Martin H. Singer, Chairman of the Board and Chief Executive Officer. Based on an actuarial valuation prepared by an outside actuary and reviewed by management, and in accordance with FAS 106, the company's accumulated post retirement benefit obligation for this plan was $132,000 at September 30, 2005.

Personal Retirement Savings Account

      The Personal Retirement Savings Account (PRSA) covers all current Sigma employees. Under this plan, there is no limit for employees contributions of their current compensation to the PRSA plan. The company may make discretionary contributions to this plan. The company made contributions of $3,000 for the three months ended September 30, 2005.

Pension Plan

      Certain Sigma Wireless Technologies (Sigma) employees participate in the Sigma Communications Group Retirement and Death Benefit Plan ("old plan"). This plan was closed to new employees in December 2003. Sigma employees from the old plan will be transferred to a new retirement and death benefit plan ("new plan") in 2006. The new plan will have identical attributes as the old plan. All employees will retain their service period from the old plan. At September 30, 2005, there were 56 participants for the new plan.

      A third party consultant prepared an actuarial valuation to determine the pension assets, accumulated pension obligation, and the projected benefit obligation for the new plan. At the date of the acquisition, the plan had a pension liability of $3.0 million and was under funded by approximately $1.4 million summarized as follows:

                                                         JULY 4,
                                                          2005
                                                         -------
Projected benefit obligation.......................      $ 5,491
Plan assets at fair value..........................        2,495
                                                         -------
Pension liability..................................      $ 2,996

                                                         JULY 4,
                                                          2005
                                                         -------
Accumulated benefit obligation.....................      $ 3,892
Plan assets at fair value..........................        2,495
                                                         -------
Unfunded accumulated benefits......................      $ 1,396

      The company contributed approximately $24,000 to the new plan during the three months ended September 30, 2005. The company anticipates making additional contributions of $24,000 in the quarter ending December 31, 2005. The company's funding policy is to contribute cash to the pension plans in order to at least meet the minimum contribution requirements. The company will be required to make payments for the under funded amount. Once the new plan is set up, the company will determine the timing of the payments for the under funded balance.

The effect on operations of the pension plan for the three months ended September 30, 2005 was as follows:

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                      2005
                                                               ------------------
Expected return on plan assets.........................             $     (36)
Service cost for benefits earned.......................                    40
Interest cost on benefit obligation....................                    50
                                                                    ---------
  Net periodic pension cost............................             $      54
                                                                    =========

The following assumptions were used for the pension valuation:

Discount rate.......................      4.3%
Return on plan assets...............      6.5%
Salary inflation....................      4.0%
State social welfare increases......      3.5%

The estimated benefit payments over the next five fiscal years and thereafter are as follows:

                                                                      2011 AND
                             2006    2007    2008    2009    2010    THEREAFTER
                             ----    ----    ----    ----    ----    ----------
Projected Benefit Payouts    $12     $64     $102    $104    $139       $935

10. ACQUISITIONS

Sigma

      On July 4, 2005, the company purchased all of the outstanding shares of Sigma Wireless Technology Limited ("Sigma"). Sigma is based in Dublin, Ireland and develops, manufactures and distributes antenna products designed for public safety and for the UMTS cellular networks. Sigma employs approximately 100 people in Ireland and the United Kingdom. The Sigma acquisition expands the company's product lines within its APG segment. With the acquisition of Sigma, the company gains entry into the growing cellular base station antenna market and also gains a geographic footprint in Europe.

      In exchange for all of the outstanding shares of Sigma, the company paid cash consideration of 19.4 million Euro (approximately $23.1 million), plus assumed an unfunded pension obligation of approximately 2.5 million Euro (approximately $3.0 million), and incurred approximately 1.7 million Euro (approximately $2.0 million) in transaction costs. In addition to the cash consideration at closing, the selling stockholders of Sigma may earn up to an additional 7.5 million Euro (approximately $9.1 million) in cash based on Sigma's revenue performance over the 18-month period ending December 31, 2006.

      The total purchase price of 23.6 million Euro (approximately $28.2 million) was allocated $8.2 million to tangible assets acquired, $7.8 million to liabilities assumed, $2.5 million to core technology, $6.4 million to customer relationships, and $0.1 million to order backlog in the accompanying consolidated balance sheets. The intangible assets have a weighted average amortization period of 6.0 years. The $15.7 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The company will amortize the order backlog over one year and the other intangible assets over six years. A third-party appraiser prepared the appraisal for the fixed assets, inventory, and intangible assets.

The following is the condensed balance sheet of Sigma at the acquisition date:

TANGIBLE ASSETS:
Accounts receivable.........................................................    $    2,087
Inventory...................................................................         3,487
Property and equipment......................................................         1,311
Prepaids and other assets...................................................         1,356
                                                                                ----------
     TOTAL TANGIBLE ASSETS:                                                          8,241
                                                                                ----------

INTANGIBLE ASSETS:
Acquired Technology.........................................................    $    2,500
Customer Relationships......................................................         6,429
Backlog.....................................................................            47
Goodwill....................................................................        15,724
                                                                                ----------
     TOTAL INTANGIBLE ASSETS:                                                       24,700
                                                                                ----------

LIABILITIES ASSUMED:
Accounts payable............................................................    $    2,487
Accrued liabilities.........................................................           793
Deferred revenue............................................................           529
Other long-term liabilities.................................................           980
Pension liability...........................................................         2,996
                                                                                ----------
     TOTAL LIABILITIES ASSUMED:                                                      7,785
                                                                                ----------

     NET ASSETS ACQUIRED:                                                       $   25,156

The condensed consolidated statements of operations for the three months and nine months ended September 30, 2005 include the results of Sigma from the date of acquisition. The unaudited pro forma affect on the financial results for the three months and nine months ended September 30, 2004 as if the acquisition had taken place on January 1, 2004 are as follows:

                                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                               SEPTEMBER 30,          SEPTEMBER 30,
                                                                    2004                  2004
                                                            ------------------      -----------------
Revenues................................................        $  14,039               $  41,251
Income from Operations..................................        $  (2,869)              $  (6,911)
Net Loss................................................        $  (3,018)              $  (5,445)
Basic earnings per share................................            (0.15)                  (0.27)
Shares used in computing basic earnings per share.......           20,216                  20,402
Diluted earnings per share..............................            (0.15)                  (0.27)
Shares used in computing diluted earnings per share.....           20,216                  20,402

The unaudited pro forma affect on the financial results of PCTEL for the nine months ended September 30, 2005 as if the acquisition had taken place on January 1, 2005 are as follows:

                                                              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                    2005
                                                              -----------------
Revenues................................................          $  60,142
Income from Operations..................................          $  (3,677)*
Net Loss................................................          $  (3,127)
Basic earnings per share................................              (0.16)
Shares used in computing basic earnings per share.......             20,167
Diluted earnings per share..............................              (0.16)
Shares used in computing diluted earnings per share.....             20,167

* The pro forma results include a $2.8 million gain on the sale of Sigma's Dublin property, including the land and building.

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

      Revenue growth in the APG segment is tied to emerging wireless applications in broadband wireless, in-building wireless, wireless Internet service providers, GPS and Mobile SATCOM. The LMR and on-glass mobile antenna applications represent mature markets. A critical factor for revenue growth is the successful absorption of Sigma Wireless Technologies Limited ("Sigma") acquired in July 2005.

      Revenue in the RFSG segment is tied to the deployment of new wireless technology, such as 2.5G and 3G, and the need for existing wireless networks to be tuned and reconfigured on a regular basis.

      Revenue growth in the MSG segment is correlated to the success of data services offered by the customer base. The roll out of such data services is in the early stage of market development.

      Licensing revenue is dependent on the signing of new license agreements and the success of the licensees in the marketplace. The company has found it necessary to enter into litigation from time to time as a means to bring companies under license. The company is currently in litigation with Agere, Lucent and U.S. Robotics over the use of PCTEL's intellectual property. The company believes this litigation is the single largest opportunity to maximize the monetary value of the company's intellectual property. Licensing revenue is expected to continue to decline due to the expiration of existing licensing arrangements.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(ALL AMOUNTS IN TABLES, OTHER THAN PERCENTAGES, ARE IN THOUSANDS)

REVENUES

                                            APG            RFSG         MSG         LICENSING    ELIMINATION    CONSOLIDATED
                                          --------       -------      -------       ---------    -----------    ------------
THREE MONTHS ENDED SEPTEMBER 30, 2005
Revenues                                  $ 15,261       $ 3,729      $ 2,057       $     598      $ (13)        $  21,632
% change from year ago period                168.5%         44.6%        84.0%          (56.6)%      NA              101.5%

THREE MONTHS ENDED SEPTEMBER 30, 2004
Revenues                                  $  5,684       $ 2,578      $ 1,118       $   1,377      $ (22)        $  10,735
% change from year ago period                NA             (4.4)%      131.0%             62%       NA              166.4%

                                            APG            RFSG         MSG         LICENSING    ELIMINATION    CONSOLIDATED
                                          --------       -------      -------       ---------    -----------    ------------
NINE MONTHS ENDED SEPTEMBER 30, 2005
Revenues                                  $ 38,967       $10,111      $ 4,490       $   1,421      $  (37)       $  54,952
% change from year ago period                134.4%         35.1%        11.7%          (70.6)%      NA               66.9%

NINE MONTHS ENDED SEPTEMBER 30, 2004
Revenues                                  $ 16,625       $ 7,485      $ 4,020       $   4,836      $  (43)        $ 32,923
% change from year ago period                NA             45.2%       312.3%           32.0%       NA               20.7%

      APG began operations with the purchase of MAXRAD in January 2004. Revenues were supplemented in the fourth quarter of fiscal 2004 with the acquisition of several product lines from Andrew Corporation in October 2004 and in the third quarter of fiscal 2005 with the acquisition of Sigma in July 2005. For the three months ended September 30, 2005, organic revenue growth for the non-Andrew acquired products was approximately 52% higher than last year. The organic growth was largely driven by wireless broadband applications. Revenue was approximately $5.1 million in the quarter ended September 30, 2005 for the product lines acquired from Andrew Corporation and $1.5 million for the Sigma products.

      RFSG revenues were approximately $3.7 million in the quarter ended September 30, 2005, up approximately 45% from the comparable period in fiscal 2004. The company benefited from the roll out of UMTS networks and the related need for 3G scanners.

      MSG revenues increased approximately 84% in the quarter ended September 30, 2005 compared to the same period in fiscal 2004. Revenues were approximately 12% higher for the nine months ended September 30, 2005 compared to the same period in fiscal 2004. MSG revenue by quarter was uneven in fiscal 2004 due to the timing of initial customization fees and initial block purchases of roaming client licenses by carriers. The revenue trend has been more stable in fiscal 2005 due to a combination of stable buying patterns from several carriers and ratable revenue recognition of several contracts under revenue recognition rules for software contracts. The roll out of data services in fiscal 2005 is indicative of early stage subscriber traction of the carrier customer base.

      Licensing revenues declined approximately 57% in the quarter ended September 30, 2005 compared to the comparable period in fiscal 2004. This segment continues to be affected by older licensing agreements related to modem technology. Absent resolution to the litigations with Agere, Lucent, and U.S. Robotics, licensing revenue is expected to be approximately $0.3 million in the fourth quarter 2005.

      Intercompany sales from APG to RFSG are eliminated in consolidation.

GROSS PROFIT

                                              APG          RFSG         MSG         LICENSING    ELIMINATION    CONSOLIDATED
                                          --------       -------      -------       ---------    -----------    ------------
THREE MONTHS ENDED SEPTEMBER 30, 2005
Gross Profit                              $  4,861       $ 2,585      $ 2,056       $     528       $   9         $ 10,039
Percentage of revenue                         31.9%         69.3%       100.0%           88.3%        NA              46.4%
% change from year ago period                105.3%         52.4%        94.1%          (54.6)%       NA              59.7%

THREE MONTHS ENDED SEPTEMBER 30, 2004
Gross Profit                              $  2,368       $ 1,696      $ 1,059       $   1,162       $  --         $  6,285
Percentage of revenue                         41.7%         65.8%        94.7%           84.4%        NA              58.5%
% change from year ago period                NA            -15.9%       147.4%           40.0%        NA              91.9%

                                            APG           RFSG          MSG         LICENSING    ELIMINATION    CONSOLIDATED
                                          --------       -------      -------       ---------    -----------    ------------
NINE MONTHS ENDED SEPTEMBER 30, 2005
Gross Profit                              $ 13,245       $ 7,175      $ 4,412       $   1,343      $    5         $ 26,180
Percentage of revenue                         34.0%         71.0%        98.3%           94.5%       NA               47.6%
% change from year ago period                 90.7%         42.4%        13.4%          (70.8)%      NA               27.9%

NINE MONTHS ENDED SEPTEMBER 30, 2004
Gross Profit                              $  6,945       $ 5,039      $ 3,891       $   4,602      $   (5)        $ 20,472
Percentage of revenue                         41.8%         67.3%        96.8%           95.2%       NA               62.2%
% change from year ago period                NA             35.8%       331.4%           26.3%       NA               26.2%

The company's product segments vary significantly from each other in gross profit percent. The decline in overall gross profit as a percentage of revenues compared to the prior year is indicative of the rapid growth of APG products, which have a lower gross percentage profit relative to the other segments.

      Gross profit as a percentage of revenue for APG was 31.9% in the fiscal quarter ended September 30, 2005, approximately 9.8% lower than the comparable period in fiscal 2004. Inventory disposal charges associated with the discontinuation of Andrew legacy product lines and the addition of Sigma impacted the gross profit percentage unfavorably by 5.4% in the quarter ended September 30, 2005. . The long-term target is between 38-39% for the blended Maxrad and Andrew products, and 34-35% for the segment including Sigma.

      Gross profit as a percentage of revenue for RFSG was 69.3% in the third quarter ended September 30, 2005, approximately 3.5% better than the comparable period in fiscal 2004. Gross profit was 71.0% for the nine months ended September 30, 2005, approximately 3.6% better than the comparable period in fiscal 2004. The company expects long-term gross profit in this segment to be between 67% and 72%.

      Gross profit as a percentage of revenue for MSG was approximately 100% and 98.3% for the three and nine months ended September 30, 2005, respectively. The cost of goods sold in the segment relates primarily to third party licenses included in the Roaming Client product. The company expects long-term gross profit in this segment to be between 96% and 99%.

      Gross profit as a percentage of revenue for Licensing was 88.3% and 94.5% for the three and nine months ended September 30, 2005, respectively.

RESEARCH AND DEVELOPMENT

                                        THREE MONTHS           THREE MONTHS            NINE MONTHS           NINE MONTHS
                                     ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                     --------------------   --------------------   --------------------  -------------------
                                             2005                   2004                   2005                  2004
                                     --------------------   --------------------   --------------------  -------------------
Research and development..........        $   2,562              $   1,999              $   7,467              $   6,208
Percentage of revenues............             11.8%                  18.6%                  13.6%                  18.9%
% change from year ago period.....             28.2%                  11.6%                  20.3%                   0.6%

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

      Research and development expenses increased approximately $0.6 million for the three months ended September 30, 2005 and $1.3 million for the nine months ended September 30, 2005 compared to the same periods in fiscal 2004. For the three months ended September 30, 2005 compared to the same period in fiscal 2004, expenses increased by approximately $0.5 million related to the acquisition of the antenna product lines from Andrew Corporation and the acquisition of Sigma and increased approximately $0.1 million for non-cash compensation. For the nine months ended September 30, 2005 compared to the same period in fiscal 2004, expenses increased approximately $1.3 million related to the acquisition of the antenna product lines from Andrew Corporation and the acquisition of Sigma, increased approximately $0.1 million for non-cash compensation, but decreased approximately $0.1 million as a result of the closure of the Milpitas, California office.

SALES AND MARKETING

                                         THREE MONTHS            THREE MONTHS             NINE MONTHS            NINE MONTHS
                                     ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                     --------------------     -------------------     -------------------    -------------------
                                             2005                    2004                     2005                  2004
                                     --------------------     -------------------     -------------------    -------------------
Sales and marketing...............      $     3,637              $     2,687               $    9,686             $   8,299
Percentage of revenues............             16.8%                    25.0%                    17.6%                 25.2%
% change from year ago period.....             35.4%                    74.5%                    16.7%                 42.1%

      Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

      Sales and marketing expenses increased approximately $1.0 million for the three months and $1.4 million for the nine months ended September 30, 2005 compared to the same periods in fiscal 2004. For the three months ended September 30, 2005 compared to the same period in fiscal 2004, expenses increased by approximately $1.0 million for the acquisition of the antenna product lines from Andrew Corporation and the acquisition of Sigma, increased approximately $0.2 million for non-cash compensation, but decreased approximately $0.2 million as a result of the closure of the Milpitas, California office and reductions in other corporate expenses. For the nine months ended September 30, 2005 compared to the same period in fiscal 2004, expenses increased by approximately $2.1 million for the acquisition of the antenna product lines from Andrew Corporation and the acquisition of Sigma, increased approximately $0.3 million for non-cash compensation, but decreased approximately $1.0 million as a result of the closure of the Milpitas, California office and reductions in other corporate expenses.

GENERAL AND ADMINISTRATIVE

                                           THREE MONTHS         THREE MONTHS           NINE MONTHS          NINE MONTHS
                                       ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                       -------------------   -------------------   -------------------   -------------------
                                               2005                  2004                  2005                  2004
                                       -------------------   -------------------   -------------------   -------------------
General and administrative........        $    4,105             $    4,043            $   12,136            $  10,903
Percentage of revenues............              19.0%                  37.7%                 22.1%                33.1%
% change from year ago period.....               1.5%                  43.7%                 11.3%                40.1%

      General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

      General and administrative expenses increased approximately $0.1 million for the three months and $1.2 million for the nine months ended September 30, 2005 compared to the same periods in fiscal 2004. For the three months ended September 30, 2005 compared to the same period in fiscal 2004, expenses increased by $0.4 million for the acquisition of the antenna product lines from Andrew Corporation and the acquisition of Sigma, $0.6 million for non-cash compensation, but decreased $0.3 million from litigation costs and $0.6 million from reductions in general corporate expenses. For the nine months ended September 30, 2005 compared to the same period in fiscal 2004, expensed increased approximately $1.4 million for the acquisition of the antenna product lines from Andrew Corporation and the acquisition of Sigma, approximately $1.3 million for non-cash compensation, but decreased approximately $0.5 million from litigation costs and approximately $1.0 million from reductions in general corporate expenses.

AMORTIZATION OF OTHER INTANGIBLE ASSETS

                                           THREE MONTHS          THREE MONTHS           NINE MONTHS          NINE MONTHS
                                       ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                       -------------------    -------------------   -------------------   -------------------
                                               2005                   2004                  2005                  2004
                                       -------------------    -------------------   -------------------   -------------------
Amortization of other intangible
assets............................        $  1,231                $    709               $  2,967              $  2,132
Percentage of revenues                         5.7%                    6.6%                   5.4%                  6.5%

      The amortization of intangible assets relates to DTI in 2003, MAXRAD in January 2004, the antenna product lines from Andrew Corporation in October 2004, and Sigma in July 2005. The approximately $0.5 million increase for amortization in the three months and $0.8 million increase for the nine months ended September 30, 2005 is due to the impact of the fourth quarter fiscal 2004 acquisition of the antenna product lines from Andrew Corporation and the third quarter fiscal 2005 acquisition of Sigma.

RESTRUCTURING CHARGES

                                           THREE MONTHS         THREE MONTHS           NINE MONTHS          NINE MONTHS
                                       ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                       -------------------   -------------------   -------------------   -------------------
                                               2005                  2004                  2005                  2004
                                       -------------------   -------------------   -------------------   -------------------
Restructuring charges.............          $   0                 $    (136)               $  (70)              $  (195)
Percentage of revenues............            0.0%                     (1.3)%                (0.1)%                (0.6)%

      There were no restructuring charges during the quarter ended September 30, 2005. For the nine months ended September 30, 2005 the company adjusted the restructuring reserve recorded in 2003 by $70,000 based on final settlement with the landlord for its Milpitas, California facility. The final settlement included a termination penalty and commitment for lease payments through

January 24, 2006. The company paid $0.5 million for primarily facility related costs, including the lease termination penalty, during the nine months ended September 30, 2005. The credits to restructuring in fiscal 2004 also related to adjustments of the restructuring reserve taken in fiscal 2003.

GAIN ON SALE OF ASSETS AND RELATED ROYALTIES

                                           THREE MONTHS         THREE MONTHS           NINE MONTHS          NINE MONTHS
                                       ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                       -------------------   -------------------   -------------------   -------------------
                                               2005                  2004                  2005                  2004
                                       -------------------   -------------------   -------------------   -------------------
Gain on sale of assets and related
royalties.........................          $   600                $   500              $   1,600              $  1,500
Percentage of revenues............              2.8%                   4.7%                   2.9%                  4.6%

      For the three months ended September 30, 2005, gain on sale of assets and related royalties consists of $0.5 million for Conexant royalties and $0.1 million related to the sale of intellectual property from the RFS segment. The company recorded royalties of $0.5 million from Conexant during each of the first two quarters of fiscal 2005 and fiscal 2004.

OTHER INCOME, NET

                                           THREE MONTHS         THREE MONTHS           NINE MONTHS          NINE MONTHS
                                       ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                       -------------------   -------------------   -------------------   -------------------
                                               2005                  2004                  2005                  2004
                                       -------------------   -------------------   -------------------   -------------------
Other income, net.................          $    74                $   349              $   1,045              $    859
Percentage of revenues............              0.3%                   3.3%                   1.9%                  2.6%

      Other income, net, consists primarily of interest income and foreign exchange gains and losses. Interest income increased for the three months and nine months ended September 30, 2005 compared to the same periods in fiscal 2004 due to higher interest rates. During the three months ended September 30, 2005, the company recorded a foreign exchange loss of approximately $0.4 million from the Euro funds used for the cash consideration of the Sigma purchase price.

PROVISION (BENEFIT) FOR INCOME TAXES

                                           THREE MONTHS         THREE MONTHS           NINE MONTHS          NINE MONTHS
                                       ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                       -------------------   -------------------   -------------------   -------------------
                                               2005                  2004                  2005                  2004
                                       -------------------   -------------------   -------------------   -------------------
Provision (benefit) for income
taxes.............................             $   95              $   458                $   196                $  (714)
Effective tax rate................               11.6%                21.1%                   5.8%                  15.8%

      The tax rate for the nine months ended September 30, 2005 differs from the statutory rate of 35% because the company provides a full valuation reserve on its deferred tax assets, provides for deferred tax liabilities related to goodwill that is deductible for tax purposes, and has limited remaining tax loss carryback available. In the nine months ended September 30, 2004, the tax rate differed from the statutory rate of 35% as the company recorded a benefit because of the availability of foreign loss carrybacks.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                   NINE MONTHS             NINE MONTHS
                                                                               ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                                               -------------------    -------------------
                                                                                       2005                   2004
                                                                               -------------------    -------------------
Net cash used in operating activities......................................         $     (748)            $   (5,764)
Net cash provided by (used in) investing activities........................            (25,076)                    13
Net cash provided by financing activities..................................                347                  1,843
Cash, cash equivalents and short-term investments at the end of period.....             58,360                102,085
Working capital at the end of period.......................................             67,796                 97,248

      The company used approximately $0.7 million of net cash in operating activities for the nine months ended September 30, 2005. The lower use of cash from operating activities in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is due to positive changes in deferred revenue and income taxes offsetting negative changes in accrued liabilities. The company used approximately $25.1 million for investing activities during the nine months ended September 30, 2005, primarily for the Sigma acquisition. In addition, the company used approximately $3.7 million for capital expenditures, offsetting proceeds from the sale of fixed assets of approximately $2.2 million, and royalties of approximately $1.6 million. For the nine months ended September 30, 2004, the company used $18.2 million for the Maxrad acquisition, offset by the sale of investment securities of approximately $19.2 million. For the nine months ended September 30, 2005, financing activities include approximately $1.4 million of proceeds from the issuance of common stock related to stock option exercises, offsetting $0.7 million used for buyback of company stock, and $0.3 million payment for a Sigma overdraft. For the nine months ended September 30, 2004, stock option exercises provided the company with approximately $5.1 million in cash, offsetting $3.3 million used for buyback of company stock.

      As of September 30, 2005, the company had approximately $58.4 million in cash and cash equivalents and working capital of approximately $67.8 million. The decline in the cash balance compared to the nine months ended September 30, 2004 is due to the acquisition of Sigma and the Andrew Corporation product lines, stock repurchases, and capital expenditures.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following summarizes the contractual obligations (non-cancelable operating leases) for office and product assembly facilities and the effect such obligations are expected to have on the liquidity and cash flows in future periods (in thousands):

                                            LESS THAN
                                 TOTAL        1 YEAR     1-3 YEARS   3-5 YEARS
                                -------     ---------    ---------   ---------
Contractual obligations
  Operating leases...........   $ 1,282      $   695      $   581     $     6
                                -------      -------      -------     -------

      Included in the obligation summary is a lease commitment of approximately $0.1 million for excess facilities. The total amount was accrued as part of previously recorded restructuring expense. The company has no outstanding firm inventory purchase contract commitments with major suppliers beyond near term needs.

      The company is evaluating the new pension plan for Sigma employees. The company anticipates making contributions to at least meet the minimum cash funding requirements.

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

      During January 2005 and in advance of the adoption of FAS No. 123R, the company accelerated the vesting of "out of the money" options with a share price equal to or greater than $10.00. Under FAS 123R, the acceleration of these options will result in PCTEL not being required to recognize share-based compensation expense of approximately $3.8 million beginning in the company's quarter ending March 31, 2006 and ending in the company's quarter ending March 31, 2008. See footnote 2 in the Notes to the Financial Statements.

      In December 2004, the FASB issued Staff Positions in relation to FAS No. 109, "Accounting for Income Taxes". FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004", and FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004". At this time the company does not expect to repatriate the earnings of our foreign subsidiaries as dividends to take advantage of this tax credit.

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

      - difficulty in realizing the potential financial or strategic benefits of the transaction,

      - difficulty in maintaining uniform standards, controls, procedures and policies,

      - dealing with tax, employment, logistics, and other related issues unique to international organizations and assets we acquire,

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

WE MAY NEVER ACHIEVE THE ANTICIPATED BENEFITS FROM OUR RECENT ACQUISITIONS OF SIGMA WIRELESS TECHNOLOGIES.

      We acquired Sigma Wireless Technologies in July 2005 as part of our continuing efforts to expand our wireless line and product offerings. We may experience difficulties in achieving the anticipated benefits of this acquisitions. This acquisition represents an expansion for our Antenna Products Group. Potential risks with this acquisitions includes:

      - the loss or decrease in orders of one or more of the major customers,

      -     delay in 3G network deployments utilizing acquired products,

      - decrease in demand for wireless devices that use the acquired products,

      -     lack of acceptance for electrical tilt antenna products in general

      - the ability to realize gross and operating margins necessary to achieve targeted results

      - difficulties in assimilation of related personnel, operations, technologies or products, and

      - challenges in integrating internal accounting and financial controls for financial reporting purposes.

OUR GROSS PROFIT MAY VARY BASED ON THE MIX OF SALES OF OUR PRODUCTS AND LICENSES OF OUR INTELLECTUAL PROPERTY, AND THESE VARIATIONS MAY CAUSE OUR NET INCOME TO DECLINE.

      We derive a portion of our sales from our software-based connectivity products. Due in part to the competitive pricing pressures that affect our products and in part to increasing component and manufacturing costs, we expect gross profit from both existing and future products to decrease over time. In addition, licensing revenues from our intellectual property historically have provided higher margins than our product sales. Changes in the mix of products sold and the percentage of our sales in any quarter attributable to products as compared to licensing revenues could cause our quarterly results to vary and could result in a decrease in gross profit and net income.

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

      Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of September 30, 2005, we employed a total of 67 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

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

      We currently have international subsidiaries located in Japan, China, Ireland, United Kingdom, and Israel as well as international branch offices located in Hong Kong and Taiwan. Our branch office in Taiwan is presently in the liquidation process. The complexities resulting from operating in several different tax jurisdictions increase our exposure to worldwide tax challenges.

CONDUCTING BUSINESS IN INTERNATIONAL MARKETS INVOLVES FOREIGN EXCHANGE RATE EXPOSURE THAT MAY LEAD TO REDUCED PROFITABILITY.

      With the recent acquisition of Sigma, we have increased risk from foreign currency exposure. Sigma's functional currency is the Euro, and Sigma conducts business in both the Euro and pounds sterling. We believe that foreign exchange exposures may lead to reduced profitability.

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

                     RISKS RELATED TO OUR LICENSING PROGRAM

OUR ABILITY TO SUSTAIN REVENUE FROM THE LICENSING OF OUR INTELLECTUAL PROPERTY IS SUBJECT TO MANY RISKS, AND ANY INABILITY TO SUCCESSFULLY LICENSE OUR INTELLECTUAL PROPERTY COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

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

                        RISKS RELATED TO OUR COMMON STOCK

   THE TRADING PRICE OF OUR STOCK PRICE MAY BE VOLATILE BASED ON A NUMBER OF FACTORS, SOME OF WHICH ARE NOT IN OUR CONTROL.

      The trading price of our common stock has been highly volatile. The common stock price has fluctuated from a low of $6.70 to a high of $9.46 during the past twelve months. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risks. We manage the sensitivity of our results of operations to credit risks and interest rate risk by maintaining a conservative investment portfolio, which is comprised solely of highly rated, short-term investments. We have investments in both fixed rate and floating rate interest earning instruments. Fixed rate securities may have their fair market value adversely impacted based on the duration of such investments if interest rates rise, while floating rate securities and the reinvestment of funds from matured fixed rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, which can include both government and corporate obligations with ratings of A or better, and money market funds. We did not have any unrealized holding gains in the quarter ended or nine months ended September 30, 2005 or September 30, 2004. A hypothetical increase or decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at September 30, 2005.

      We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating the majority of transactions in U.S. dollars. Beginning in the quarter ended September 30, 2005, our results include Sigma activity. Sigma transactions are denominated primarily in pounds sterling and Euros. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the nine months ended September 30, 2005. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effects of foreign exchange rate fluctuations for the nine months ended September 30, 2005 and 2004 were $191,000 and negative $14,000, respectively.

ITEM 4: CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, under the supervision and with the participation of PCTEL management, including the Company's Chairman and Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's Chairman and Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective as of September 30, 2005 because of the material weakness originally identified in the fourth quarter of 2004 (discussed below). In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure our financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have effective controls over determining net operating loss carrybacks, applicable state tax rates applied, and the tax effect of stock option exercises. In addition, the Company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to deferred income tax assets and liabilities. This control deficiency resulted in audit adjustments to the fourth quarter 2004 and second quarter 2005 financial statements. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constituted a material weakness. The remediation plan for the material weakness identified at December 31, 2004 is described below. Because the remediation of this material weakness is still in process, the Company's Chairman and Chief Executive Officer and its Chief Financial Officer has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2005, based on criteria in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      The evaluation of Sigma's internal controls is in process as of the date of this quarterly report. The company does not anticipate the evaluation of controls of Sigma to be complete by December 31, 2005, and as permitted, will be excluding this acquisition from our reporting under Sarbanes-Oxley Section 404 at December 31, 2005.

         (b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      To address the material weakness described above, the Company's management initiated in the first quarter of 2005 and has continued the following actions, which are material changes to our internal control over financial reporting:

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

            - Improved its internal controls over the review of the consolidated benefit (provision) for income taxes.

      As of the quarter ended September 2005, the Company's plan to remediate the material weakness is in process. The Company will be required to demonstrate, among other things, a sufficient period of operating effectiveness for its remediated controls related to accounting for income taxes before it may conclude that the material weakness has been effectively remediated.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

In March 2002, plaintiff Ronald H. Fraser ("Fraser") filed a complaint in the California Superior Court for breach of contract and declaratory relief against the company, and for breach of contract, conversion, negligence and declaratory relief against the company's transfer agent, Wells Fargo Bank Minnesota, N.A. The Complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April 2000. At a mandatory settlement conference held in September 2004, Fraser stipulated to judgment in favor of the company. In November 2004 Fraser appealed the judgment entered against him. Fraser filed his opening brief in October 2005. The company believes that this appeal is without merit and intends to defend the appeal vigorously.

Litigation with U.S. Robotics

      In May 2003, the company filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against U.S. Robotics Corporation claiming that U.S. Robotics has infringed one of the company's patents. U.S. Robotics counterclaimed asking for a declaratory judgment that the claims of the patent are invalid and not infringed. This case was consolidated for claims construction discovery with the lawsuit against Agere Systems and Lucent Technologies.. Claims construction discovery under the Patent Local Rules has been taken and the claims construction issues have been briefed to the Court. A hearing on the construction of the claims of the patent, was held in May 2005, and the court issued its claims construction ruling in September 2005. No trial date has been set. Although the company believes it has meritorious claims and defenses, the company cannot now predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

Litigation with Agere and Lucent

      In May 2003, the company filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of the company's patents and that Lucent has infringed three of the company's patents. Agere counterclaimed asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere. This case was consolidated for claims construction discovery with the lawsuit against U.S. Robotics Corporation.

      Because of a then-pending reexamination proceeding for PCTEL's U.S. Patent No. 5,787,305 (the `305 patent), the claims against Agere and Lucent relating to the `305 patent were stayed by stipulation of the parties. Claims construction discovery under the Patent Local Rules was taken with respect to the three patents as to which the litigation was not stayed, and the claims construction issues relating to those patents have been briefed to the Court. A hearing on the construction of the claims of those patents was held in May 2005, and the court issued its claim construction ruling in September 2005.

      In 2004, the company received from the U.S. Patent Office a Notice of Intent to Issue Ex Parte Reexamination Certificate for the `305 patent, and in January 2005, the U.S. Patent Office issued the Reexamination Certificate. The stay regarding the `305 patent was lifted by stipulation of the parties. Claims construction discovery under the Patent Local Rules has been taken with respect to the `305 patent. A hearing on the construction of the claims of the `305 patent is scheduled for November 2005.

      No trial date has been set. Although the company believes that it has meritorious claims and defenses, the company cannot predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

      The following table provides the activity of our repurchase program during the three months ended September 30, 2005:

                                                                              TOTAL NUMBER        MAXIMUM NUMBER OF
                                                               AVERAGE     OF SHARES PURCHASED     SHARES THAT MAY
                                           TOTAL NUMBER OF   PRICE PAID    AS PART OF PUBLICLY    YET BE PURCHASED
                                          SHARES PURCHASED    PER SHARE   ANNOUNCED PROGRAM (1)   UNDER THE PROGRAM
                                          ----------------   ----------   ---------------------   -----------------
July 1, 2005 - July 31, 2005                        --             --                   --             500,000
August 1, 2005 - August 31, 2005                70,000        $  8.74            2,070,000             430,000
September 1, 2005 - September 30,2005           15,000        $  8.68            2,085,000             415,000
                                                ------        -------            ---------             -------

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

ITEM 6:  EXHIBITS

 EXHIBIT
 NUMBER                                                           DESCRIPTION
---------      ------------------------------------------------------------------------------------------------------------------
2.1* (a)       Share Acquisition Agreement dated as of July 4, 2005, among PCTEL, Inc., Sigma Wireless Technologies Limited, and other parties, with exhibits

10.49 (b)      Letter agreement dated August 18, 2005, between PCTEL, Inc. and Biju Nair

10.50          Lease agreement dated September 16, 2005, between PCTEL Maryland, Inc. and First Campus Limited Partnership

10.51          1997 Stock Plan dated May 13, 2004 and accompanying forms of agreement

31.1           Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2           Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32             Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(a) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005.

(b) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2005.

* Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to such agreement, containing operational and related information of SWT or other non-material information incidental to the transactions contemplated by such agreement, have been omitted. PCTEL agrees to furnish supplementally a copy of such schedules and attachments to the Commission upon request.

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

                                         PCTEL, Inc.
                                         A Delaware Corporation
                                         (Registrant)

                                         /s/ MARTIN H. SINGER
                                         -----------------------------
                                         Martin H. Singer
                                         Chairman of the Board and
                                         Chief Executive Officer

Date: November 9, 2005