Form 10-K
period 2005-12-31
PC TEL INC
filed 2006-03-16
CIK 1057083

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                          OR
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



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

Indicate by check mark whether the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes [    ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes [    ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.:
[    ] Large accelerated filer    [X] Accelerated filer   [    ] Non-accelerated
                                     filer

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes [    ] No [X]

As of June 30, 2005, the last business day of Registrant's most recently completed second fiscal quarter, there were 21,196,244 shares of Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on June 30, 2005) was approximately $110,039,688. Shares of Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                       TITLE                                            OUTSTANDING
                       -----                                            -----------
      Common Stock, par value $.001 per share                 21,407,294 as of March 1, 2006

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of Registrant's definitive Proxy Statement relating to its 2006 Annual Stockholders' Meeting to be held on June 5, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  PCTEL, INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                                                                   PAGE
                                                                                   ----
                                        PART I
Item 1              Business....................................................     1
Item 1A             Risk Factors................................................     5
Item 1B             Unresolved Staff Comments...................................    14
Item 2              Properties..................................................    14
Item 3              Legal Proceedings...........................................    15
Item 4              Submission of Matters to a Vote of Security Holders.........    17
Item 4A             Executive Officers of the Registrant........................    17

                                        PART II
Item 5              Market for Registrant's Common Equity and Related
                    Stockholder Matters.........................................    18
Item 6              Selected Consolidated Financial Data........................    19
Item 7              Management's Discussion and Analysis of Financial Condition
                    And Results of Operations...................................    20
Item 7A             Quantitative and Qualitative Disclosures about Market
                    Risk........................................................    33
Item 8              Financial Statements and Supplementary Data.................    35
Item 9              Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure....................................    75
Item 9A             Controls and Procedures.....................................    75
Item 9B             Other Information...........................................    77

                                       PART III
Item 10             Directors and Executive Officers of the Registrant..........    77
Item 11             Executive Compensation......................................    77
Item 12             Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters..................    77
Item 13             Certain Relationships and Related Transactions..............    78

                                        PART IV
Item 14             Principal Accountant Fees and Services......................    78
Item 15             Exhibits and Financial Statement Schedules..................    78
Signatures......................................................................    82

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

     PCTEL is focused on growing wireless revenue and maximizing the monetary value of its intellectual property. The company operates in four separate product segments: Antenna Products Group (APG), RF Solutions Group (RFSG), Mobility Solutions Group (MSG), and Licensing.

     PCTEL was incorporated in California in 1994 and reincorporated in Delaware in 1998. The principal executive offices are located at 8725 W. Higgins Road, Suite 400, Chicago, Illinois 60631. The telephone number at that address is
(773) 243-3000 and the web site is www.pctel.com. The contents of the web site are not incorporated by reference into this Annual Report on Form 10-K.

Antenna Products Group

     The Antenna Products Group (APG) product line consists of wireless communication antennas designed to enhance the performance of broadband wireless, in-building wireless, wireless Internet service providers and Land Mobile Radio (LMR) applications. The Antenna Products Group was formed around the business of MAXRAD, Inc, which was acquired in January 2004. As a result of the October 2004 acquisition of certain antenna product lines from Andrew Corporation ("Andrew"), APG expanded the product line to include GPS (Global Positioning Systems), satellite communications (Mobile SATCOM) and on-glass mobile antennas. In July 2005, the company again expanded the product line with the purchase of Sigma Wireless Technologies Limited ("Sigma" or "SWT"), located in Dublin, Ireland. Sigma provides integrated variable electrical tilt base stations antennas (iVET), Public Mobile Radio (PMR), and Digital Public Mobile Radio (DPMR) antenna products.

     APG products are sold to end user customers and dealers through distributors and via direct sales channels to wireless carriers and equipment manufacturers. The products are sold under the MAXRAD, Antenna Specialists(R), Micro-Pulse, and iVET brands.

     Revenue growth in this segment is tied to emerging wireless applications in broadband wireless, in-building wireless, wireless Internet service providers, GPS and Mobile SATCOM. The LMR, PMR, DPMR, and on-glass mobile antenna applications represent mature markets. A critical factor for revenue growth is the successful absorption of Sigma Wireless Technologies Limited ("Sigma") acquired in July 2005.

     There are many competitors for the APG product line, as the market is highly fragmented. Competitors include such names as Cushcraft, Mobile Mark, Radiall/Larsen, Comtelco, Wilson, Antennex, Andrew Corporation, and Kathrein. APG seeks out product applications that command a premium for product performance and customer service, and seeks to avoid product applications characterized by commoditization.

RF Solutions Group

     The RF Solutions Group (RFSG) product line consists of software-defined radio products designed to measure and monitor cellular networks. The RF Solutions Group was formed around the business of DTI, Inc., which was acquired in March 2003. The RFSG products represent a cost effective solution for simplifying wireless intelligence. The technology is sold in three forms; as OEM radio frequency receivers or as integrated systems solutions, and as components to U.S. government agencies. The SeeGull(TM) family of OEM receivers collects and measure RF data, such as signal strength and base station identification in order to analyze wireless signals. The CLARIFY(TM) product line is a receiver system solution that uses patent pending technology to identify and measure wireless network interference. Customers of RFSG products are wireless network operators, wireless infrastructure suppliers, and wireless test and measurement solution providers. The company offers derivatives of the SeeGull(TM) and CLARIFY(TM) products for government security applications to prime contractors that hold the necessary security clearances.

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

     Competitors for the Roaming Client range from operating system suppliers such as Apple or Microsoft (which offers a level of WLAN client support through its Windows XP offering) to WLAN NIC (Network Interface Card) suppliers (that bundle minimal clients with their hardware offering) to service aggregators that provide a client as part of their service offering such as iPASS, and Boingo. The company believes it is unique in that many of these competitors are potential customers for the branded client offering. There are few 'client only' competitors in the WLAN space, such as Smith Micro, and Alice Systems (acquired by Birdstep in November 2004). The single biggest competitive condition for the Roaming Client is product performance.

Licensing

     PCTEL has an intellectual property portfolio consisting of over 130 U.S. patents and applications, primarily in analog modem technology. It also has proprietary DSP based embedded modem technology. Independent of the three product lines, the company has an active licensing program designed to monetize its intellectual property. Companies under license at the end of 2004 include 3COM, Intel, Conexant, Broadcom, Silicon Laboratories, Texas Instruments, Smartlink and ESS Technologies. The company has also asserted its patents and is currently litigating against Agere and Lucent, who are unlicensed and the company believes are infringing PCTEL's intellectual property.

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

The following are the significant events in the transition to wireless and licensing:

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

     - Entry into Antenna Products (APG) with acquisition of MAXRAD, Inc. in January 2004. The (APG) line was further augmented by the acquisition of three product lines from Andrew Corporation in October of 2004 and the acquisition of Sigma in July 2005.

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

     The company's marketing strategy is focused on building market awareness and acceptance of the company's new products. The marketing organization also provides a wide range of programs, materials and events to support the sales organization. The company spent approximately $13.1, $11.2 and $7.7 million for the fiscal years 2005, 2004 and 2003 for sales and marketing support.

     As of December 31, 2005, the company employed 40 individuals in sales and marketing with offices in the U.S., Japan, Israel, Ireland and United Kingdom.

     Revenue to major customers representing greater than 10% of total revenues during the last three fiscal years are as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31
                                                              ------------------
CUSTOMER                                                      2005   2004   2003
--------                                                      ----   ----   ----
TESSCO Technologies.........................................   11%    10%    --%
Intel Corporation...........................................   --%    --%    30%
                                                               --     --     --
                                                               11%    10%    30%
                                                               ==     ==     ==

     The 2005 and 2004 revenue for TESSCO relates to the Antenna Products Group. TESSCO is a distributor of wireless products. The 2003 revenue for Intel relates to a one-time modem licensing settlement.

     The following table illustrates the percentage of revenues from domestic sales and foreign sales during the last three fiscal years:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2005   2004   2003
                                                              ----   ----   ----
Domestic sales..............................................   76%    77%    57%
Foreign sales...............................................   24%    23%    43%
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

     The shift from 2003 to 2004 from foreign to domestic revenue reflects the transition from modems, which are heavily dominated by Asian sales, to wireless products that are heavily dominated by domestic sales.

BACKLOG

     Sales of the company's products are generally made pursuant to standard purchase orders, which are officially acknowledged according to standard terms and conditions. The backlog, while useful for scheduling production or software release dates, is not a meaningful indicator of future revenues as the order to ship cycle is extremely short.

RESEARCH AND DEVELOPMENT

     The company recognizes that a strong technical base is essential to the long-term success and has made a substantial investment in research and development. The company will continue to devote substantial resources to product development and patent submissions. The patent submissions for the three wireless product segments are primarily for defensive purposes, rather than for potential license revenue generation. The company monitors changing customer needs and works closely with the customers, partners and market research organizations to track changes in the marketplace, including emerging industry standards.

     Research and development expenses include costs for software and hardware development, prototyping, certification and pre-production costs. The company spent approximately $10.0, $8.6 and $7.9 million for the fiscal years 2005, 2004 and 2003, respectively in research and development.

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

EMPLOYEES

     As of December 31, 2005, the company had 465 full-time equivalent employees, including 286 in operations, 40 in sales and marketing, 69 in research and development, and 70 in general and administrative functions. The total headcount includes 65 temporary employees in operations. Headcount increased 228 from December 31, 2004, including temporary headcount. The increase is primarily due to the acquisition of Sigma (87) and to transition of the assembly operations for the product lines from Andrew Corporation (115). As of December 31, 2005, 53 of the Sigma employees in Ireland were represented by a labor union. No other employees of the company are represented by a labor union. The company considers employee relations to be good.

WEB SITE POSTINGS

     The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, are available free of charge through the company's web site as soon as reasonably practicable after the company electronically files such material with, or furnishes it to, the United States Securities and Exchange Commission, at the following address: www.pctel.com. The information within, or that can be accessed through the web site is not part of this report.

ITEM 1A:  RISK FACTORS

FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND FUTURE OPERATING RESULTS

     This annual report on Form 10-K, including this Management's Discussion and Analysis, contains forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results, including those set forth below. Investors should carefully review the information contained in this
Section IA.

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

WE MAY NEVER ACHIEVE THE ANTICIPATED BENEFITS FROM OUR RECENT ACQUISITION OF SIGMA WIRELESS TECHNOLOGIES.

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

OUR REVENUES MAY FLUCTUATE EACH QUARTER DUE TO BOTH DOMESTIC AND INTERNATIONAL SEASONAL TRENDS.

     The MSG market is in the initial market stages and has yet to display discernable revenue patterns by quarter. The APG and RFSG markets display seasonality in that the first quarter is typically the lowest revenue quarter and each successive quarter is higher. The pattern for APG and RFGS tracks with carrier capital spending plans

WE RELY ON INDEPENDENT COMPANIES TO MANUFACTURE, ASSEMBLE AND TEST OUR PRODUCTS. IF THESE COMPANIES DO NOT MEET THEIR COMMITMENTS TO US, OUR ABILITY TO SELL PRODUCTS TO OUR CUSTOMERS WOULD BE IMPAIRED.

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

     We assemble our APG products in our APG facilities located in Illinois, China, and Ireland. We may experience delays, disruptions, capacity constraints or quality control problems at our assembly facilities, which could result in lower yields or delays of product shipments to our customers. In addition, we are having an increasing number of our APG products manufactured in China via contract manufacturers. Any disruption of our own or contract manufacturers' operations could cause us to delay product shipments, which would negatively impact our sales, competitive reputation and position. In addition, if we do not accurately forecast demand for our products, we will have excess or insufficient parts to build our product, either of which could seriously affect our operating results.

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

     Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of December 31, 2005, we employed a total of 69 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

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

     We may not be able to sustain our revenue from the licensing of our intellectual property. In addition to our wireless product lines, we offer our intellectual property through licensing and product royalty arrangements. We have over 130 U.S. patents granted or pending addressing both essential International Telecommunications Union and non-essential technologies. In connection with our intellectual property licensing efforts, we have filed several patent infringement lawsuits and are aggressively pursuing unlicensed companies to license their unauthorized use of our intellectual property. We have pending patent infringement litigation claims with Agere and Lucent. We expect litigation to continue to be necessary to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of these litigation matters, we cannot assure you that we will ultimately prevail or receive the judgments that we seek. We may not be able to obtain licensing agreements from these companies on terms favorable to us, if at all. In addition, we may be required to pay substantial monetary damages as a result of claims these companies have brought against us which could materially and adversely affect our business, financial condition and operating results.

LITIGATION EFFORTS RELATED TO OUR LICENSING PROGRAM ARE EXPECTED TO BE COSTLY AND MAY NOT ACHIEVE OUR OBJECTIVES.

     Litigation such as our suits with Agere and Lucent can take years to resolve and can be expensive to pursue or defend. We currently expect our intellectual property litigation costs to be within a range of $2.5 to $3.0 million in 2006, in the absence of any settlement. In addition, the allegations and claims involved in these lawsuits, even if ultimately resolved in our favor, could be time consuming to litigate and divert management attention. We may not ultimately prevail in these matters or receive the judgments that we seek. We could also face substantial monetary damages as a result of claims others bring against us. In addition, court decisions on current pending and future motions could have the effect of determining the ultimate outcome of the litigation prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses in the future. Accordingly, an adverse judgment could seriously harm our business, financial position and operating results and cause our stock price to decline substantially.

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

                       RISKS RELATED TO OUR COMMON STOCK

THE TRADING PRICE OF OUR STOCK PRICE MAY BE VOLATILE BASED ON A NUMBER OF FACTORS, SOME OF WHICH ARE NOT IN OUR CONTROL.

     The trading price of our common stock has been highly volatile. The common stock price has fluctuated from a low of $6.70 to a high of $10.16 during 2005. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

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

     We must comply with the rules promulgated under section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires an annual management report assessing the effectiveness of our internal control over financial reporting, a report by our independent registered public accounting firm addressing this assessment, and a report by our independent registered public accounting firm addressing the effectiveness of our internal control.

     As disclosed in the Company's 2004 Annual Report on Form 10-K and in its Quarterly Reports on Form 10-Q for each of the first three quarters of 2005, the Company previously reported a material weakness in internal control over the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have effective controls over determining net operating loss carry backs, applicable state tax rates applied, and the tax effect of stock option exercises. In addition, the Company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to deferred income tax assets and liabilities.

     The Company has made significant progress in its efforts to remediate this material weakness during 2005. This is further supported by the Company's overall positive results from its 2005 internal control compliance testing required by Section 404 of the Sarbanes-Oxley Act of 2002, which was carried out by the Company in the third and fourth quarters of 2005. However, the company has not demonstrated operating effectiveness with respect to controls over the completeness and accuracy of its income tax provision and the presentation and disclosures related to income taxes in 2005. This control deficiency could result in a misstatement of the income tax provision and income tax related financial statement disclosures that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness as of December 31, 2005 as discussed in "Management's Report on Internal Control Over Financial Reporting" in item 9A.

     In order to remediate this deficiency in internal controls, the Company will continue its training and education efforts in this area so that operating effectiveness can be demonstrated over a period of time that is sufficient to support the conclusion that the material weakness has been remediated. In addition, to further enhance the controls surrounding the accounting for income taxes, the Company will continue its efforts with respect to 1) its oversight over the quarterly and annual preparation of its tax provision and related disclosures by its outside tax consultant, and 2) the need to consider additional resources to help execute its internal controls over the accounting for income taxes. Nevertheless, we cannot be certain in future periods that other control deficiencies that may constitute one or more "significant deficiencies" (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting, will not be identified. The occurrence of control deficiencies in our internal control, and material weaknesses in particular, adversely affect our ability to report our financial results on a timely and accurate basis.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

     None

ITEM 2:  PROPERTIES

     The company's corporate headquarters are in the Chicago, Illinois facility. All properties are in good condition and are suitable for the purposes for which they are used.

     The following tables lists the company's significant facilities:

                                           SQUARE FEET   OWNED/LEASED   LEASE TERM   SEGMENT
                                           -----------   ------------   ----------   -------
Bloomingdale, Illinois...................    75,517      Owned             N/A       APG
Dublin, Ireland..........................    32,922      Leased           2010       APG
Germantown, Maryland (Observation
  Drive).................................    20,704      Leased           2013       RFS
Chicago, Illinois........................    12,624      Leased           2007       MSG
Germantown, Maryland (Wisteria Drive)....     9,135      Leased           2007       RFS

     In October 2005, the company signed a new five-year lease in Germantown, Maryland (Observation Drive) for the RFSG segment. RFSG relocated office and assembly operations to this facility in February 2006.

     With the purchase of Sigma in July 2005, the company signed a lease for manufacturing and office space in Dublin, Ireland through April 2010, with an early termination provision in July 2007 and July 2008.

     The January 2004 acquisition of MAXRAD included a building with 31,150 square feet located in Hanover Park, Illinois. On June 29, 2005, the company sold the Hanover Park, Illinois building to Haase Chandler, LLC. in exchange for a cash payment of approximately $2.3 million. After selling expenses, the company recorded a loss on sale of the building and related furniture and fixtures of approximately $138,000.

     In November 2004, the company purchased a building with approximately 75,000 square feet located in Bloomingdale, Illinois to accommodate the MAXRAD products and the products lines acquired from Andrew Corporation. In June 2005, the building in Bloomingdale, Illinois was completed, and APG relocated its operations to the new building.

     The company also has leased sales offices in Japan, United Kingdom, and Israel. APG has an assembly facility in Tianjin, China.

     The company believes that it has adequate space for its current needs.

ITEM 3:  LEGAL PROCEEDINGS

     The company has from time to time in the past received correspondence from third parties, and may receive communications from additional third parties in the future, asserting that the products infringe on their intellectual property rights, that the patents are unenforceable or that the company has inappropriately licensed the intellectual property to third parties. The company expects these claims to increase as our intellectual property portfolio becomes larger. These claims could affect the company's relationships with existing customers and may prevent potential future customers from purchasing the company's products or licensing the technology. Intellectual property claims against the company, and any resulting lawsuit, may result in incurring significant expenses and could subject the company to significant liability for damages and invalidate the company's proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. In addition, any claims of this kind, whether they are with or without merit, could cause product shipment delays or require the company to enter into royalty or licensing agreements. In the event that PCTEL does not prevail in litigation, the company could be prevented from selling the company's products or be required to enter into royalty or licensing agreements on terms, which may not be acceptable to the company. PCTEL could also be prevented from selling the company's products or be required to pay substantial monetary damages. Should PCTEL cross license the intellectual property in order to obtain licenses, the company may no longer be able to offer a unique product. To date, PCTEL has not obtained any licenses from 3Com and the other companies from whom the company has received communication.

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

     In March 2002, plaintiff Ronald H. Fraser ("Fraser") filed a complaint in the California Superior Court for breach of contract and declaratory relief against the company, and for breach of contract, conversion, negligence and declaratory relief against the company's transfer agent, Wells Fargo Bank Minnesota, N.A. The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April, 2000. At a mandatory settlement conference held in September, 2004, Fraser stipulated to judgment in favor of the company. In November, 2004 Fraser appealed the judgment entered against him. Fraser filed his opening brief in October 2005. The appellant's reply brief is due in March 2006. While the company believes that this appeal is without merit and intends to defend the appeal vigorously, the company cannot predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

Litigation with U.S. Robotics

     In May 2003, the company filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against U.S. Robotics Corporation claiming that U.S. Robotics has infringed one of the company's patents. U.S. Robotics counterclaimed asking for a declaratory judgment that the claims of the patent are invalid and not infringed. In December 2005, the parties entered into a settlement agreement which was favorable to the company, and the Court granted the parties' stipulated request that all claims and counterclaims in the action be dismissed with prejudice. Under the agreement, U.S. Robotics will take a license to specific PCTEL modem patents. PCTEL receives a lump-sum royalty payment, a cross-license to U.S. Robotics patents and patent applications, and royalties in the future that can be satisfied with cash payments or product purchases.

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

     The stay regarding the '305 patent was lifted by stipulation of the parties after the company received the Reexamination Certified from the U.S. Patent Office. Claims construction discovery was taken with respect to the '305 patent. A hearing on the construction of the claims of the '305 patent was held in January 2006 and the court has taken the matter under submission. No trial date has been set. Although the company believes that it has meritorious claims and defenses, the company cannot predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No stockholder votes took place during the fourth quarter of the year ended December 31, 2005.

ITEM 4A:  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to the company's executive officers as of March 1, 2006:

NAME                                        AGE                    POSITION
----                                        ---                    --------
Martin H. Singer..........................  54    Chief Executive Officer, Chairman of the
                                                  Board
John Schoen...............................  50    Chief Financial Officer and Secretary
Jeffrey A. Miller.........................  50    Vice President, Global Sales
Biju Nair.................................  40    Vice President and General Manager,
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

                                                               HIGH     LOW
                                                              ------   -----
FISCAL 2005:
  Fourth Quarter............................................  $10.16   $8.60
  Third Quarter.............................................  $ 9.46   $7.77
  Second Quarter............................................  $ 8.17   $6.70
  First Quarter.............................................  $ 8.33   $6.97
FISCAL 2004:
  Fourth Quarter............................................  $ 8.88   $6.70
  Third Quarter.............................................  $11.88   $8.00
  Second Quarter............................................  $13.20   $9.32
  First Quarter.............................................  $12.85   $9.67

     The closing sale price of the company's common stock as reported on the NASDAQ National Market on March 1, 2006 was $7.73 per share. As of that date there were 44 holders of record of the common stock.

DIVIDENDS

     The company has never declared or paid cash dividends on the capital stock. The company currently intends to retain all of the earnings, if any, for use in the business and does not anticipate paying any cash dividends in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

     The following table provides the activity of the company's repurchase program during the three months ended December 31, 2005:

                                                                     TOTAL NUMBER OF       MAXIMUM NUMBER
                                                       AVERAGE      SHARES PURCHASED     OF SHARES THAT MAY
                                   TOTAL NUMBER OF    PRICE PAID   AS PART OF PUBLICLY    YET BE PURCHASED
                                   SHARES PURCHASED   PER SHARE     ANNOUNCED PROGRAM    UNDER THE PROGRAM
                                   ----------------   ----------   -------------------   ------------------
October 1, 2005-
  October 31, 2005...............          --              --           2,085,000             415,000
November 1, 2005-
  November 30, 2005..............       1,900            9.02           2,086,900             413,100
December 1, 2005-
  December 31, 2005..............          --              --           2,086,900             413,100

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

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2005, 2004, and 2003 and the balance sheet data as of December 31, 2005 and 2004 are derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002, and 2001 are derived from audited financial statements not included in this Form 10-K.

                                                          YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------
                                               2005      2004      2003      2002       2001
                                              -------   -------   -------   -------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues....................................  $77,746   $48,221   $45,600   $48,779   $ 40,971
Cost of revenues............................   40,878    19,786    13,464    27,841     27,899
Modem inventory recovery....................             (3,208)   (1,800)   (7,221)    10,920
                                              -------   -------   -------   -------   --------
Gross profit................................   36,868    31,643    33,936    28,159      2,152
                                              -------   -------   -------   -------   --------
Operating expenses:
  Research and development..................   10,015     8,614     7,895    10,129     11,670
  Sales and marketing.......................   13,074    11,247     7,725     7,821     11,121
  General and administrative................   16,836    15,416    11,036     5,835     14,793
  Acquired in-process research and
     development............................       --        --     1,100       102         --
  Amortization of other intangible assets...    4,137     2,972     1,124        88      3,068
  Impairment of goodwill and intangible
     assets.................................       --        --        --        --     16,775
  Gain on sale of assets and related
     royalties..............................   (2,100)   (2,000)   (5,476)       --         --
  Restructuring charges.....................      (70)      (66)    3,462       850      3,787
     Total operating expenses...............   41,892    36,183    26,866    24,825     61,214
                                              -------   -------   -------   -------   --------
Income (loss) from operations...............   (5,024)   (4,450)    7,070     3,334    (59,062)
Other income, net...........................    1,546     1,261     1,383     3,254      6,154
                                              -------   -------   -------   -------   --------
Income (loss) before provision (benefit) for
  income taxes..............................   (3,478)   (3,279)    8,453     6,588    (52,908)
Provision (benefit) for income taxes........      235      (541)    2,575       435      5,311
                                              -------   -------   -------   -------   --------
Net income (loss)...........................  $(3,713)  $(2,738)  $ 5,878   $ 6,153   $(58,219)
                                              =======   =======   =======   =======   ========
Basic earnings (loss) per share.............  $ (0.18)  $ (0.14)  $  0.29   $  0.31   $  (3.02)
Shares used in computing basic earnings
  (loss) per share..........................   20,146    20,074    20,145    19,806     19,275
Diluted earnings (loss) per share before
  extraordinary loss........................  $ (0.18)  $ (0.14)  $  0.28   $  0.31   $  (3.02)
Shares used in computing diluted earnings
  (loss) per share..........................   20,146    20,074    20,975    20,004     19,275

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            2005       2004       2003       2002       2001
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...........................  $ 58,966   $ 83,887   $125,184   $111,391   $125,628
Working capital.........................    69,695     88,621    112,689    106,618    104,521
Total assets............................   144,505    142,105    143,241    129,426    140,183
Total stockholders' equity..............   124,027    122,923    122,906    112,553    107,761

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

INTRODUCTION

     PCTEL is focused on growing wireless revenue and maximizing the monetary value of its intellectual property. These are the two key priorities for the company in 2006. The company reports revenue and gross profit for APG, RFSG, MSG, Licensing and Modems as separate product segments.

     Growth in wireless product revenue is dependent both on gaining further revenue traction in the existing product profile as well as further acquisitions to support the wireless initiatives. Revenue growth in the APG segment is tied to emerging wireless applications in broadband wireless, in-building wireless, wireless Internet service providers, GPS and Mobile SATCOM. The LMR, PMR, DPMR and on-glass mobile antenna applications represent mature markets. A critical factor for revenue growth is the successful absorption of Sigma Wireless Technologies Limited ("Sigma") acquired in July 2005. Revenue in the RFSG segment is tied to the deployment of new wireless technology, such as 2.5G and 3G, and the need for existing wireless networks to be tuned and reconfigured on a regular basis. Revenue growth in the MSG segment is correlated to the success of data services offered by the customer base. The roll out of such data services is in the early stage of market development.

     Licensing revenue is dependent on the signing of new license agreements and the success of the licensees in the marketplace. New licenses often contain up front payments pertaining to past royalty liability, or one time payments if the license is perpetual. This can make licensing revenue uneven. The company has found it necessary to enter into litigation from time to time as a means to bring companies under license. The company is currently in litigation with Agere and Lucent over the use of PCTEL's intellectual property. This litigation is the single largest opportunity to maximize the monetary value of the company's intellectual property.

     Our largest revenue segment, APG, was gross profit margin challenged in 2005, primarily due to the operating parameters of the Sigma product lines. A critical factor for gross profit enhancement as well as operating cost efficiency for the company going forward is the successful integration of Sigma. The Company is evaluating gross profit and operating expense alternatives with respect to the Dublin facility and its integration.

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

     In accordance with SAB No. 104, the company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectibility is reasonably assured. The company recognizes revenue for sales of the antenna products and software defined radio products, when title transfers, which is generally upon shipment from the factory. PCTEL sells these products into both commercial and secure application government markets. Title for sales into the commercial markets generally transfers upon shipment from the factory. Products that are sold into the secure application government market are generally designed to a unique specification. Title for sales into the government markets generally does not transfer until acceptance for the first units and then upon shipment thereafter. Revenue is recognized for antenna products sold to major distributors upon shipment from the factory. The company allows its major antenna product distributors to return product under specified terms and conditions. The company accrues for product returns in accordance with FAS 48, "Revenue Recognition When Right of Return Exists".

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

INVENTORY

     Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of December 31, 2005 and 2004 were composed of raw materials, subassemblies, work-in-process, and finished goods. The company regularly monitors inventory quantities on hand. Reserves for excess inventory are calculated based on the company's estimate of inventory in excess of normal and planned usage. Obsolete reserves are based on the company's identification of inventory having no realizable value. These reserves are based on the company's estimates and judgments regarding the utilization of the inventory. Due to competitive pressures and technological innovation, the company may have excess inventory in the future. Write-downs of inventories would have a negative impact on gross profit.

STOCK-BASED COMPENSATION

     The company will adopt SFAS 123R in the quarter ending March 31, 2006 on a prospective basis; however, until then, and as currently permitted by SFAS 123 "Accounting for Stock-Based Compensation", and SFAS 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure", we continue to apply the accounting provisions of Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, with regard to the measurement of compensation cost for options granted under our stock option plans. The company accounts for the stock option plans whereby compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the stock at the date of the grant over the amount that must be paid to acquire the Stock. SFAS No. 123 defines a fair value based method of accounting for employee stock options, but allows companies to continue to measure compensation cost for employees using the intrinsic value method of APB No. 25. The company does not expense stock options, but does expense restricted stock grants. The company records the issuance of restricted stock grants based on the fair value on the date of the grant and amortizes the value over the life of the restriction using the straight-line method. As required by SFAS No. 123, the summary pro forma effects to reported income as if the company had elected to recognize compensation expense based on the fair value of the stock based awards to the company's employees is disclosed. The calculation of the fair value of these awards is determined using the Black-Scholes option-pricing model. The highly subjective assumptions underlying this model include expected stock price volatility and expected option life. In advance of adopting SFAS 123R, the company modified the measurement period for calculating volatility. The company believes five years more accurately measures the expected life or term of the option. In 2006, the company will also incorporate a forfeiture rate based on historical experience. In 2005 and prior, the company recognized forfeitures as incurred. All other assumptions will be consistent with the 2005 option pricing model. See footnote 1 related to stock compensation expense.

GOODWILL AND IMPAIRMENT OF LONG LIVED ASSETS

     Effective January 1, 2002, the company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangibles," under which goodwill is no longer amortized. Through a third-party valuation firm the company assessed the need to record impairment losses on goodwill when indicators of impairment are present such as a significant industry downturn, significant decline in the market value of the company, or significant reductions in projected future cash flows. At least annually, typically in the fourth quarter, the company reviews the value of goodwill by reporting unit.a. During this review, the significant assumptions used in determining the original cost of long-lived assets are reevaluated. The company determines whether there has been a permanent impairment of the value of goodwill by comparing future estimated undiscounted cash flows by reporting unit to the asset's carrying value. If the carrying value of the asset exceeds the estimated future undiscounted cash flows, a loss is recorded as the excess of the asset's carrying value over fair value.

     The company conducted the annual impairment test of goodwill as of October 31, 2005. A third-party valuation firm was engaged to assist in the evaluation. The estimate of future undiscounted cash flows for this test was based on historical sales trends, financial projections, market analysis, capital expenditure needs, working capital needs, analyst reports, and other data pertinent to the valuation as provided by the company and obtained from public, financial, and industry sources. The company's assumptions required significant judgment and actual cash flows may differ from those forecasted. The company believes the assumptions used for discounting future cash flows were reasonable. Based on the results of the test, there was no impairment of goodwill.

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

     The company has international subsidiaries located in Japan, China, Ireland, United Kingdom and Israel as well as an international branch office located in Hong Kong. The complexities brought on by operating in several different tax jurisdictions inevitably lead to an increased exposure to worldwide taxes. Should review of the tax filings result in unfavorable adjustments to the company's tax returns, the operating results, cash flows, and financial position could be materially and adversely affected. The company believes there will not be any significant adjustments related to foreign taxes.

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

DEFINED BENEFIT RETIREMENT PLANS

     Approximately 56 current and former employees of Sigma participate in a defined benefit plan. Prior to the acquisition in July 2005 and through December 2005, these employees participated in the Sigma Communications Group Retirement and Death Benefit Plan ("old plan"). Effective December 2003, this plan was frozen to new employees. In January 2006, the Sigma participants from the old plan were transferred to a new retirement and death benefit plan ("PCTEL Europe Pension Plan" or "new plan"). The PCTEL Europe Pension Plan has identical attributes as the old plan.

     The company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions," which requires that amounts recognized in financial statements be determined on an actuarial basis. The measurement of the company's pension obligations, costs and liabilities is dependent on a variety of assumptions selected by the company and used by the company's actuaries. These assumptions include estimates of the present value of projected future pension payments to plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. The assumptions used in developing the required estimates include the following key factors: discount rates, salary growth, retirement rates, inflation, expected return on plan assets and mortality rates. The discount rate is the rate of interest used to discount benefit obligations and has been determined by reference to market yields at the balance sheet date on high quality corporate bonds. The currency and term of the corporate bonds is consistent with the currency and estimated term of the post-employment benefit obligations. At the measurement date of December 31, 2005 the iBoxx index of euro-denominated AA-rated corporate bonds yielded 4.01% per annum, with individual stocks yielding higher amounts. Taking into account the profile and duration of the plan's liabilities, a discount rate of 4.25% has been adopted. The investment strategy pursued by the Pension Consensus Fund is to broadly maintain a diversified portfolio of 60%-90% in real assets such as equities and property, with the balance in monetary assets such as fixed interest and cash. The expected return on plan assets of 6.5% was based on the current asset allocation and the long-term expected returns for each asset class.

     For the six months ended December 31, 2005, the company recognized consolidated pension expense of $129,000 and contributed approximately $62,000 to the new plan. The company's funding policy is to contribute cash to the pension plans in order to at least meet the minimum contribution requirements. The company will be required to make payments for the under funded amount over a six and one half year period. The estimated payments to the new plan in 2006 are approximately $0.5 million.

     At December 31, 2005, the defined benefit obligation was $5.8 million, the fair value of the plan assets was $2.6 million, the unrecognized net loss was $0.1 million, and the company's net pension liability was $3.1 million. From the acquisition date, the pension liability increased $62,000.

RESULTS OF OPERATIONS

 YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
 (ALL AMOUNTS IN TABLES, OTHER THAN PERCENTAGES, ARE IN THOUSANDS)

  REVENUES

                           APG      RFSG      MSG     LICENSING   MODEMS    ELIMINATION   CONSOLIDATED
                         -------   -------   ------   ---------   -------   -----------   ------------
Revenue 2005...........  $54,249   $14,343   $6,922    $ 2,289    $    --      $(57)        $77,746
% change from year ago
  period...............    105.1%     33.2%    35.0%     (61.4)%       na        na            61.2%
Revenue 2004...........  $26,451   $10,768   $5,129    $ 5,936    $    --      $(63)        $48,221
% change from year ago
  period...............       na      33.7%   227.5%     (67.9)%     (100)%      na             5.7%
Revenue 2003...........  $    --   $ 8,053   $1,566    $18,488    $17,493      $ --         $45,600
% change from year ago
  period...............       na        na    957.4%     260.6%     (59.8)%      na            (6.5%)

     APG began operations with the purchase of MAXRAD in January 2004. Revenues were supplemented in the fourth quarter with the acquisition of several product lines from Andrew Corporation in October 2004. APG revenue was $54.3 million in 2005, an increase of 105% from 2004. The increase in 2005 is attributable to organic MAXRAD product growth (28% year over year increase), having the product lines from Andrew Corporation for the full fiscal year (increase of approximately $18.0 million in 2005), and the addition of the Sigma products ($4.0 million) since July 2005. The chronological revenue trend by quarter within the year was $10.3, $13.4, $15.3 and $15.3 million. Emerging technology applications such as broadband wireless, in building wireless, GPS and Mobile SATCOM are the drivers of growth in this segment. The land mobile radio (LMR) and on-glass mobile antenna products represent mature markets.

     RFSG revenue was $14.3 million in 2005, 33.2% higher than 2004. This segment benefited from increased roll out of UMTS networks and the related need for 3G and triband scanners. Revenue was $10.8 million in 2004, up 34% from 2003. The 2004 growth was driven by the full year impact of owning RFSG, which was purchased in March 2003, and the full year impact of the CLARIFY(TM) product line, which was introduced in the fourth quarter of 2003.

     MSG revenue was $6.9 million in 2005, 35% higher than 2004. The MSG market is in the initial market stages in terms of the number of subscribers with the carrier customer base. Revenue was $5.1 million in 2004, 227% higher than 2003. The revenue growth in 2005 and 2004 was driven by an increase in the number of carrier customers and an increase in their subscriber bases. The company's MSG Revenue in fiscal 2003 was characterized by initial customization fees and initial block purchases of roaming client licenses.

     Licensing revenue was $2.3 million in 2005, down 61.4% from 2004. Licensing revenue declined during each of the past two years due to the completion of older licensing agreements related to the modem technology. In 2005, the company recorded license revenue from U.S. Robotics of $0.5 million as part of the patent infringement settlement. In 2003, Intel purchased a perpetual license for the company's patented technology for $13.5 million. Absent resolution to the litigations with Agere and Lucent, licensing revenue is expected to continue to shrink in 2006.

     Modem product revenue ceased in 2003 with the sale of the HSP product line to Conexant.

     Intercompany sales from APG to RFSG are eliminated in consolidation. It is expected that intercompany sales will continue to be insignificant in 2006.

  GROSS PROFIT

                            APG      RFSG      MSG     LICENSING   MODEMS   ELIMINATION   CONSOLIDATED
                          -------   -------   ------   ---------   ------   -----------   ------------
Gross Profit 2005.......  $17,604   $10,295   $6,762    $ 2,207    $  --       $  --        $36,868
Percentage of revenue...     32.5%     71.8%    97.7%      96.4%      na          na           47.4%
% change from year ago
  period................     65.5%     43.4%    37.0%     (61.2)%     na          na           16.5%
Gross Profit 2004.......  $10,637   $ 7,177   $4,937    $ 5,693    $3,208      $  (9)       $31,643
Percentage of revenue...     40.2%     66.7%    96.2%      95.9%      na        14.3%          65.6%
% change from year ago
  period................       na      18.9%   234.3%     (69.2)%  (59.7)%        na           (6.8%)
Gross Profit 2003.......  $    --   $ 6,037   $1,476    $18,462    $7,961      $  --        $33,936
Percentage of revenue...       na      75.0%    94.3%      99.9%    45.5%         na           74.4%
% change from year ago
  period................       na        na    897.3%     260.1%   (65.2)%        na           20.5%

     Gross profit as a percentage of total revenue was 47.4% in 2005, 65.6% in 2004, and 74.4% in 2003. The decline in margin is due to changes in the product mix. The company's product segments vary significantly from each other in gross profit percent. The mix in 2005 was driven by the increase in APG revenue. The percentage of APG revenue to total company revenues increased from 0% in 2003, to 55% in 2004, to 70% of the company's revenues in 2005. There was also no favorable impact from modems in 2005. The gross profit included favorable cost reserve recoveries related to modems of $3.2 million in 2004 and $1.8 million in 2003. Additionally, 2003 gross profit included a $13.5 million benefit from a one-time licensing settlement with Intel.

     Gross profit as a percentage of revenue for APG was 32.5% in 2005, 7.7% lower than 2004. The decline in margin in 2005 was due to the impacts of the product lines acquired from Sigma and from Andrew Corporation compared to legacy MAXRAD products. The 2005 group margin impact from the Sigma product lines was 3.0% for the year. Sigma product margins negatively impacted the segment because of underutilized capacity. The 2005 group margin impact on the product lines acquired from Andrew Corporation was 5%. The company has not yet realized lower costs from transitioning the product lines from Andrew Corporation. The chronological trend by quarter within the year was 34.4%, 36.2%, 31.9%, and 28.3%. The gross margin in 2004 was related to the MAXRAD products only. The company expects the gross profit in this segment to be between 33% and 35% in 2006.

     Gross profit as a percentage of revenue for RFSG was 71.8% in 2005, 66.7% in 2004, and 75.0% in 2003. The increase in percentage in 2005 is attributed to the higher revenues and a heavier mix of software in 2005. The company expects long-term gross profit in this segment to be between 67% and 72%.

     Gross profit as a percentage of revenue for MSG was 97.7% in 2005, 96.2% in 2004 and 94.3% in 2003. The cost of goods sold in the segment relates primarily to third party licenses included in the Roaming Client product. The company expects long-term gross profit in this segment to be between 96% and 99%.

     Gross profit as a percentage of revenue for Licensing was 96.4% in 2005, 95.9% in 2004, and 99.9% in 2003. The company expects long-term gross profit in this segment to be between 96% and 99%.

     There was no modem activity in 2005. While there was no modem segment revenue in 2004, the fourth quarter 2004 gross profit included a $3.2 million reversal of a modem royalty expense reserve made possible by the settlement of the company's patent litigation with 3Com. The company does not expect any further adjustments going forward related to the modem segment. Gross profit for modems as a percentage of revenue was 45.5% in 2003 which included a favorable inventory reserve recovery of $1.8 million. Without those reserve recoveries, normalized gross profit would have been 35.2% in 2003.

  RESEARCH AND DEVELOPMENT

                                                             2005      2004     2003
                                                            -------   ------   ------
Research and development..................................  $10,015   $8,614   $7,895
Percentage of revenues....................................     12.9%    17.9%    17.3%
% change from prior period................................     16.3%     9.1%   (22.1)%

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

     Research and development expenses increased $1.4 million from 2004 to 2005. For the year ended December 31, 2005 compared to the year ended December 31, 2004, expenses increased approximately $0.9 million related to the acquisition of the antenna product lines from Andrew Corporation and increased approximately $0.5 million related to Sigma.

     The increase from 2003 to 2004 is attributed to investment in the development of wireless products, net of the decrease for HSP modem products, which were sold to Conexant in 2003. The primary increase in 2004 was $1.3 million related to MAXRAD and the antenna products purchased from Andrew.

     Employees in Research and development at December 31, 2003, 2004 and 2005 were 50, 66 and 69.

  SALES AND MARKETING

                                                            2005      2004      2003
                                                           -------   -------   ------
Sales and marketing......................................  $13,074   $11,247   $7,725
Percentage of revenues...................................     16.8%     23.3%    16.9%
% change from prior period...............................     16.2%     45.6%    (1.2)%

     Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

     Sales and marketing expenses increased $1.8 million from 2004 compared to 2005. The increase is due to impact of the APG acquisitions and restricted stock amortization, offsetting decreases from the closure of the Milpitas, California office and reduction of other corporate expenses. The full year impact of the product lines from Andrew Corporation (approximately $1.8 million higher), the addition of Sigma, (approximately $0.8 million), increases in restricted stock amortization (approximately $0.5 million) offset the decreases from restructuring and other corporate reductions (approximately $1.3 million).

     Sales and marketing expenses increased $4.0 million from 2003 to 2004. The increase is attributed to investment in wireless products, net of the decrease for HSP modem products, which were sold to Conexant in

2003. The primary increase in 2004 was $3.8 million related to MAXRAD and the antenna products purchased from Andrew in 2004.

     Employees in Sales and marketing at December 31, 2003, 2004, and 2005 were 21, 33 and 40.

  GENERAL AND ADMINISTRATIVE

                                                           2005      2004      2003
                                                          -------   -------   -------
General and administrative..............................  $16,836   $15,416   $11,036
Percentage of revenues..................................    21.7%     32.0%      24.2%
% change from prior period..............................     9.2%     39.7%      89.1%

     General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

     General and administrative expenses increased $1.4 million from 2004 to 2005. The increase is due to impact of the APG acquisitions and restricted stock amortization, offsetting decreases from the reduction of corporate expenses. The full year impact of the product lines from Andrew Corporation (approximately $0.9 million higher), the addition of Sigma, (approximately $0.6 million), increases in restricted stock amortization (approximately $1.8 million) offset the decreases from restructuring and other corporate reductions (approximately $1.9 million). The increase in restricted stock amortization is driven by the company's decision to emphasize the use of restricted shares as equity incentives in 2005.

     General and administrative expenses increased $4.4 million from 2003 to 2004. The primary reasons for the increase are the inclusion of Maxrad and the antenna product lines from Andrew, Sarbanes-Oxley compliance costs, and increased costs of patent infringement litigation. Legal expenses increased $0.6 million to $3.7 million in 2004, largely related to the intellectual property litigation and the Frazier lawsuit. Sarbanes-Oxley compliance costs were approximately $1.0 million.

     Employees in General and administrative functions at December 31, 2003, 2004 and 2005 were 21, 53 and 70.

  ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

                                                              2005    2004     2003
                                                              -----   -----   ------
Acquired in-process research and development................  $ --    $ --    $1,100
Percentage of revenues......................................    --      --       2.4%

     There was no purchased in-process technology that had not yet reached technological feasibility and had no alternative future use as part of the Sigma acquisition during July 2005 or the acquisitions during 2004 (MAXRAD acquisition in January 2004 and the acquisition of the product lines from Andrew Corporation in October 2004). Upon completion of the DTI (now RFSG) acquisition in 2003, the company expensed $1.1 million representing purchased in-process technology.

  AMORTIZATION OF OTHER INTANGIBLE ASSETS

                                                              2005     2004     2003
                                                             ------   ------   ------
Amortization of other intangible assets....................  $4,137   $2,972   $1,124
Percentage of revenues.....................................     5.3%    6.2%      2.5%

     The base amount of amortization of intangible assets in 2003 relates to the acquisition of cyberPIXIE in 2002 and the acquisition of DTI in 2003. The increase from 2003 to 2004 relates to the acquisitions of MAXRAD and the antenna product lines from Andrew (now collectively APG). The increase from 2004 to 2005 relates to the amortization for the full year impact of the product lines from Andrew Corporation ($0.8 million) and the acquisition of Sigma ($0.8 million).

     On July 4, 2005, the company purchased all of the outstanding shares of Sigma. Sigma is based in Dublin, Ireland and develops, manufactures and distributes antenna products designed for public safety and for the UMTS cellular networks. Sigma employs approximately 87 people in Ireland and the United Kingdom. The Sigma acquisition expands the company's product lines within its APG segment. With the acquisition of Sigma, the company gains entry into the growing cellular base station antenna market and also gains a geographic footprint in Europe. In exchange for all of the outstanding shares of Sigma, the company paid cash consideration of 19.4 million Euro (approximately $23.1 million), plus assumed an unfunded pension obligation of approximately 2.5 million Euro (approximately $3.0 million), and incurred approximately 1.7 million Euro (approximately $2.0 million) in transaction costs. In addition to the cash consideration at closing, the selling stockholders of Sigma may earn up to an additional 7.5 million Euro (approximately $9.1 million) in cash based on Sigma's revenue performance over the 18-month period ending December 31, 2006. The total purchase price of 23.6 million Euro (approximately $28.2 million) was allocated $8.2 million to tangible assets acquired, $7.8 million to liabilities assumed, $2.5 million to core technology, $6.4 million to customer relationships, and $0.1 million to order backlog in the accompanying consolidated balance sheets. The intangible assets have a weighted average amortization period of 6.0 years. The $15.7 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The company will amortize the order backlog over one year and the other intangible assets over six years.

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

  RESTRUCTURING CHARGES

                                                              2005   2004    2003
                                                              ----   ----   ------
Restructuring charges.......................................  $(70)  $(66)  $3,462
Percentage of revenues......................................  (0.1)% (0.1)%    7.6%

     2005 restructuring activity consisted of a $0.1 million favorable adjustment to the reserve related to the 2003 sale of the HSP modem product line based on a final negotiation of the California lease liability.

     2004 restructuring activity consisted of $0.2 million favorable adjustments to reserves related to the 2003 sale of the HSP modem product line, offset by $0.1 million of expense related to the discontinuation of the Soft AP product line.

     The company's 2003 restructuring charge totaled $3.5 million. It consisted of severance and employment related costs of $1.9 million and costs related to closure of excess facilities as a result of the reduction in force of $1.6 million. $3.3 million of the total related to the sale of the company's HSP modem product line to Conexant. A total of 26 employees, both foreign and domestic, were terminated subsequent to the sale of the soft modem product line to Conexant in May 2003 along with the related facilities closures.

  GAIN ON SALE OF ASSETS AND RELATED ROYALTIES

                                                              2005     2004     2003
                                                             ------   ------   ------
Gain on sale of assets and related royalties...............  $2,100   $2,000   $5,476
Percentage of revenues.....................................     2.7%    4.1%     12.0%

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

     Concurrently with the completion of the asset transaction with Conexant, PCTEL and Conexant also completed an Intellectual Property Assignment Agreement ("IPA") and Cross-License Agreement. PCTEL provided Conexant with a non-exclusive, worldwide license to certain of PCTEL's soft modem patents. In consideration for the rights obtained by Conexant from PCTEL under this agreement, and taking into account the value of patent rights obtained by PCTEL from Conexant under this agreement, during the period beginning on July 1, 2003 and ending on June 30, 2007, Conexant agreed to pay to PCTEL, on a quarterly basis, royalties in the amount of ten percent (10%) of the revenue received during the royalty period, up to a maximum amount of $0.5 million per quarter with respect to each calendar quarter during the royalty period, contingent upon sales by Conexant during the period. Future payments by Conexant to PCTEL in connection with the IPA will be recorded as part of the gain on sale of assets and related royalties in the statement of operations. The company received $2.0 million of royalty payments from Conexant during 2005 and 2004. The company amended the cross license agreement with Conexant in August 2005. The period for which the royalties are payable was extended to end on June 30, 2009. The quarterly royalty maximum was amended to be $250,000 per quarter from January 1, 2006 through December 31, 2007 and $200,000 per quarter from January 1, 2008 through June 30, 2009. In 2005, the Company also recorded $0.1 million related to the sale of intellectual property from the RFS segment.

  OTHER INCOME, NET

                                                              2005     2004     2003
                                                             ------   ------   ------
Other income, net..........................................  $1,547   $1,261   $1,383
Percentage of revenues.....................................     2.0%     2.6%     3.0%

     Other income, net, consists primarily of interest income. Interest income is expected to fluctuate over time with changes in interest rates and size of the company's cash and cash equivalent balances. Despite lower cash balances in 2005, other income, net, increased from 2004 to 2005 due to higher interest rates. The company used cash of $25.2 million for the acquisition of Sigma. Other income, net declined from 2003 to 2004 due to declining interest rates over the periods and the use of cash for acquisitions for the stock buy back program. The company used cash of $29.1 million for acquisitions and $4.3 million for stock buy backs in 2004.

  PROVISION (BENEFIT) FOR INCOME TAXES

                                                              2005   2004     2003
                                                              ----   -----   ------
Provision (benefit) for income taxes........................  $235   $(541)  $2,575
Effective tax rate..........................................  (6.8)% (16.5)%   30.5%

     Significant management judgment is required to assess the likelihood that the company's deferred tax assets will be recovered from future taxable income. The company maintained a full valuation allowance against all the deferred tax assets since 2001, as a result of uncertainties regarding realizability.

     A valuation allowance of $13.8 million was established at December 31, 2005 because the company's believes it is more likely than not that the company will not realize the benefit of certain deferred tax assets. The valuation allowance increased $1.9 million in 2005. Certain deferred tax assets relate to (i) restricted stock and (ii) excess deductions on non-qualified stock option exercises. In accordance with SFAS No. 109, "Accounting for Income Taxes", upon reversal of the valuation allowance against these deferred tax assets, $0.1 million of the decrease in the valuation allowance will be recognized as a credit to additional paid-in capital and $0.1 million of the increase in the valuation allowance will be recognized as a charge to additional paid-in capital.

     In 2005, a valuation allowance of $0.3 million was established in purchase accounting for Sigma as the Company's management believes is more likely than not the Company will not realize the benefits of Sigma's deferred tax asset. In accordance with SFAS No. 109, upon reversal of the valuation allowance against this deferred tax asset, $0.3 million will be recognized as a reduction to goodwill in connection with the Sigma acquisition.

     The effective tax rate differed from the statutory federal rate of 35% during 2005 principally due to an increase in the valuation allowance for deferred tax assets, different rates for foreign income and losses, and revisions made by management to other deferred tax assets. During the fourth quarter 2005, the company changed its estimate regarding the character in taxation of certain leasing income received in 2004 for one of its Israeli subsidiaries. As a result, the company reversed the tax expense it booked in 2004 to reflect the change in estimate regarding its filing position. The increase in the deferred tax valuation allowance was primarily consisted of an increase in the deferred tax asset related to net operating losses. The effective tax rate was below the statutory federal rate of 35% during 2004 principally due to permanent differences including adjustments to the deferred tax valuation allowance. The effective tax rate was below the statutory tax rate of 35% during 2003 primarily due to the recognition of benefits relating to tax credits for research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

                                                         2005       2004       2003
                                                       --------   --------   --------
Net cash provided by (used in) operating
  activities.........................................  $   (324)  $ (7,424)  $ 17,417
Net cash provided by (used in) investing
  activities.........................................   (25,171)   (15,538)    32,788
Net cash provided by financing activities............       682        824      2,786
Cash, cash equivalents and short-term investments at
  the end of year....................................    58,966     83,887    125,184
Working capital at the end of year...................    69,695     87,771    112,689

     The company used $0.3 million of net cash from operating activities in 2005. The company used $3.8 million related to a reduction in accrued liabilities, primarily for the payment of transition services-related costs with Andrew Corporation ($2.6 million) , $0.7 million for retention bonuses and $0.6 million for the earnout for the DTI acquisition. The company also used $1.3 million in cash from growth in accounts receivable which was driven by the increase in sales in the fourth quarter 2005 compared to the fourth quarter 2004. Inventories declined $1.5 million due to the transition of the Andrew product lines into the APG operations, and also due to inventory reductions with RFSG. The cash used from operating activities declined by $7.1 million in 2005 compared to 2004 which included uses of cash of $4.9 million for receivables, $3.2 million for royalties, and $1.7 million for income taxes in 2004. In 2003, the company's operating activities provided cash of $17.4 million due to higher net income ($5.9 million) and positive cash from changes in prepaids and other assets ($6.1 million) and accounts receivable ($3.0 million).

     The company used $25.2 million in its investing activities in 2005, primarily for the Sigma acquisition ($25.2 million). The company used $4.3 million for capital expenditures but received $2.2 million in proceeds on sale of fixed assets and $2.1 million related to the sale of assets and related royalties related to Conexant. In 2004, the company used $15.5 million of net cash in its investing activities. The largest uses of cash flow were for the acquisitions of MAXRAD ($18.2 million) and the acquisition of the Andrew product lines ($10.9 million) and an earn-out payment made in connection with the DTI acquisition of 2003 ($1.5 million). Additionally, the company used $6.1 million for capital expenditures, $4.9 million of which was the purchase of the larger building for the Antenna Products Group. In 2003, investing activities related to the sale of the modem business ($11.7 million) and the sale of investments ($32.7 million) offset the use of cash for the DTI acquisition ($10.7 million).

     Cash flow from financing activities was $0.7 million in 2005. Financing activities included $1.7 million of proceeds from issuance of common stock related to stock option exercises offset by $0.8 million used to repurchase the company's common stock pursuant to its share buyback program. The company received $5.1 million in proceeds from issuance of common stock related to stock options offset by $4.3 million for the repurchase of the company's common stock in 2004. Cash from financing activities generated $2.8 million in cash in 2003 due to proceeds from issuance of common stock ($8.9 million) offsetting use of cash for repurchase of the company's stock ($6.2 million).

     The decrease in cash and cash equivalents of $24.8 million in 2005 was $2.6 million more than the decrease in cash and cash equivalents of $22.1 million in 2004. The higher decrease in cash in 2005 compared to 2004 is because the company used less use of cash from operations ($7.2 million better), less cash for acquisitions ($3.9 million lower); 2004 cash flow included the sale of short-term investments ($19.1 million proceeds). The decrease in cash and cash equivalents of $22.1 million in 2004 compared to a increase of cash and cash equivalents of $13.8 million in 2003 is due to increase in amounts paid for acquisitions (increase of $18.3 million), the working capital associated with the acquisitions, and lower proceeds from royalties ($9.7 million lower).

     As of December 31, 2005, the company had $59.0 million in cash and cash equivalents and working capital of $69.7 million. Accounts receivable, as measured in days sales outstanding (DSO), was 64 and 81 days at December 31, 2005 and 2004, respectively.

     The company has targeted to reduce the days outstanding to 50 or lower for 2006.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following summarizes the contractual lease obligations for office and product assembly facilities, motor vehicles, and equipment and the effect such obligations are expected to have on the liquidity and cash flows in future periods (in thousands):

                                                 LESS THAN                            AFTER
                                        TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
                                        ------   ---------   ---------   ---------   -------
Contractual obligations
  Leases..............................  $5,287    $1,099      $2,629      $1,016      $543
  Purchase commitment.................     180       180          --          --        --
  Pension payments....................     515       515          --          --        --
                                        ------    ------      ------      ------      ----
                                         5,982     1,794       2,629       1,016       543

     These obligations for leases include $128,000 related to capital leases for motor vehicles and manufacturing equipment in Dublin, Ireland.

     In the quarter ending March 2006, the company will determine the disposition of the leased space on Wisteria Drive in Germantown, Maryland.

     The company has a remaining firm purchase contract for $180,000 with an RFSG software supplier. The quantity committed represents the lifetime requirements for this software. The company has no other firm inventory purchase contract commitments with major suppliers beyond near term needs.

     The company has obligations related to the PCTEL Europe Pension Scheme of $515,000 in 2006 (see footnote 15 on benefit plans).

     In addition to the cash consideration at closing of the Sigma acquisition, the selling stockholders of Sigma may earn up to an additional 7.5 million Euro (approximately $9.1 million) in cash based on Sigma's revenue performance over the 18-month period ending December 31, 2006. The company believes that a payout in 2006 for Sigma's revenue performance is unlikely.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, which provides guidance on the implementation of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" (see discussion below). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R) in the quarter ending March 31, 2006.

     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods' financial statements for changes in accounting principle. SFAS No. 154 will be effective for the company beginning in fiscal year 2007. The company does not believe this statement will have a material impact on the company's financial statements.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued FAS No. 123R, "Share-Based Payment". The statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprises equity instruments or that may be settled by the issuance of such equity instruments. FAS No. 123R is effective no later than annual reporting periods ending after June 15, 2005. The company will adopt FAS No. 123R on a prospective basis starting in the first quarter of fiscal 2006. The company estimates that the 2006 impact of adopting SFAS No. 123(R) will be approximately $1.0 million to $1.5 million before income taxes, which approximates the annual 2005, 2004 and 2003 pro forma stock-based compensation expense for stock options. The actual cost will differ from this range due to changes in assumptions. This estimated range primarily reflects the impact of expensing stock options for the first time. In January 2005, the company approved the acceleration of vesting for all unvested underwater options in order to mitigate the associated future share-based compensation expense under SFAS 123(R). The company accelerated the vesting of "out of the money" options with a share price equal to or greater than $10.00. Under FAS 123R, the acceleration of these options will result in PCTEL not being required to recognize share-based compensation expense of approximately $3.8 million beginning in the company's quarter ending March 31, 2006 and through the company's quarter ending March 31, 2008. See footnote 10 in the Notes to the Financial Statements.

     In December 2004, the FASB issued Staff Positions in relation to FAS No. 109, "Accounting for Income Taxes". FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". As a domestic manufacturer, the company will access early in 2006 whether the company is eligible for any tax deductions under this Act. FASB issued FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004. At this time the company does not expect to repatriate the earnings of our foreign subsidiaries as dividends to take advantage of this tax credit.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company is exposed to market risk from changes in interest rates and foreign exchange rates.

INTEREST RATE RISK

     We manage the sensitivity of our results of operations to credit risks and interest rate risk by maintaining a conservative investment portfolio. The primary objective of our investment activities is to preserve principal without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in money market funds, which are fixed at $1 per share and for which only the yield fluctuates. Due to changes in interest rates, our future investment income may fall short of expectations, Since the company invests in money market funds, we have no unrealized holding gains or losses as of December 31, 2005 and 2004, respectively. A hypothetical increase or decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at December 31, 2005. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes.

FOREIGN CURRENCY RISK

     We are exposed to currency fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating the majority of transactions in U.S. dollars. Beginning in July 2005, our results include commercial activity by Sigma. Sigma transactions are denominated primarily in pounds sterling and Euros. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the six months ended December 31, 2005. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuation gains for the years ended December 31, 2005 and 2004 was negative $168,000 and positive $83,000, respectively.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  PCTEL, INC.

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm.....   36
Consolidated Balance Sheets as of December 31, 2005 and
  2004......................................................   38
Consolidated Statements of Operations for the years ended
  December 31, 2005, 2004 and 2003..........................   39
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2005, 2004 and 2003..............   40
Consolidated Statements of Cash Flows for the years ended
  December 31, 2005, 2004 and 2003..........................   41
Notes to the Consolidated Financial Statements..............   42
Schedule II Valuation and Qualifying Accounts...............   81

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PCTEL, Inc.:

     We have completed integrated audits of PCTEL, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PCTEL Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

     Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that PCTEL, Inc. did not maintain effective controls over the review, completeness and accuracy of its provision for income taxes and the related financial statement presentation and disclosure of income tax matters based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, the Company did not maintain effective controls over the review, completeness and accuracy of its provision for income taxes and the related financial statement presentation and disclosure of income tax matters. This control deficiency resulted in audit adjustments to the 2005 annual consolidated financial statements with respect to income tax disclosures and the 2005 second quarter consolidated financial statements with respect to the provision for income taxes. In addition, this control deficiency could result in a misstatement of the income tax provision and income tax related financial statement disclosures that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

     As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Sigma Wireless Technologies ("Sigma"), from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company through a purchase business combination in July 2005. We have also excluded Sigma from our audit of internal control over financial reporting. Sigma is a wholly owned subsidiary of the Company that represents 21% of consolidated total assets and 5% of consolidated revenues, respectively, as of and for the year ended December 31, 2005.

     In our opinion, management's assessment that PCTEL, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, PCTEL, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 16, 2006

                                  PCTEL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2005           2004
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 58,966       $ 83,887
  Restricted cash...........................................         208            208
  Accounts receivable, net of allowance for doubtful
     accounts of $318 and $456, respectively................      13,725         10,819
  Inventories, net..........................................       9,547          8,554
  Prepaid expenses and other current assets.................       3,109          2,969
                                                                --------       --------
     Total current assets...................................      85,555        106,437
PROPERTY AND EQUIPMENT, net.................................      11,190          9,746
GOODWILL....................................................      31,020         14,114
OTHER INTANGIBLE ASSETS, net................................      16,457         11,628
OTHER ASSETS................................................         283            180
                                                                --------       --------
TOTAL ASSETS................................................    $144,505       $142,105
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $  2,251       $  1,085
  Income taxes payable......................................       5,297          5,692
  Deferred revenue..........................................       1,944          1,738
  Other accrued liabilities.................................       6,368          9,301
                                                                --------       --------
     Total current liabilities..............................      15,860         17,816
  Pension Liability.........................................       3,047             --
  Other long-term accrued liabilities.......................       1,571          1,366
                                                                --------       --------
     Total liabilities......................................      20,478         19,182
                                                                --------       --------
CONTINGENCIES AND COMMITMENTS (Notes 8 and 13)
STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 100,000,000 shares
     authorized, 21,423,372 and 20,620,145 shares issued and
     outstanding at December 31, 2005 and 2004,
     respectively...........................................          22             21
  Additional paid-in capital................................     167,829        160,180
  Deferred stock compensation...............................      (7,004)        (4,422)
  Accumulated deficit.......................................     (36,652)       (32,939)
  Accumulated other comprehensive income....................        (168)            83
                                                                --------       --------
     Total stockholders' equity.............................     124,027        122,923
                                                                --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $144,505       $142,105
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               2005      2004      2003
                                                              -------   -------   -------
REVENUES....................................................  $77,746   $48,221   $45,600
COST OF REVENUES............................................   40,878    19,786    13,464
MODEM INVENTORY AND ROYALTY EXPENSE RECOVERY................      ---
                                                                         (3,208)   (1,800)
                                                              -------
                                                                        -------   -------
                                                               36,868
GROSS PROFIT................................................             31,643    33,936
                                                              -------   -------   -------
OPERATING EXPENSES:
                                                               10,015     8,614     7,895
  Research and development..................................
                                                               13,074    11,247     7,725
  Sales and marketing.......................................
                                                               16,836    15,416    11,036
  General and administrative................................
                                                                   --        --     1,100
  Acquired in-process research and development..............
                                                                4,137     2,972     1,124
  Amortization of intangible assets.........................
                                                                  (70)      (66)    3,462
  Restructuring charges.....................................
                                                               (2,100)   (2,000)   (5,476)
  Gain on sale of assets and related royalties..............
                                                              -------   -------   -------
                                                               41,892    36,183    26,866
     Total operating expenses...............................
                                                              -------   -------   -------
                                                               (5,024)   (4,450)    7,070
INCOME (LOSS) FROM OPERATIONS...............................
                                                                1,546     1,261     1,383
OTHER INCOME, NET...........................................
                                                              -------   -------   -------
                                                               (3,478)   (3,279)    8,453
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.............
                                                                  235      (541)    2,575
PROVISION (BENEFIT) FOR INCOME TAXES........................
                                                              -------   -------   -------
                                                              $(3,713)  $(2,738)  $ 5,878
NET INCOME (LOSS)...........................................
                                                              =======   =======   =======
                                                              $ (0.18)  $ (0.14)  $  0.29
Basic earnings (loss) per share.............................
                                                               20,146    20,074    20,145
Shares used in computing basic earnings (loss) per share....
                                                              $ (0.18)  $ (0.14)  $  0.28
Diluted earnings (loss) per share...........................
Shares used in computing diluted earnings (loss) per           20,146    20,074    20,975
  share.....................................................

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                        COMMON STOCK     ADDITIONAL     DEFERRED     RETAINED    COMPREHENSIVE       TOTAL
                                       ---------------    PAID-IN        STOCK       EARNINGS       INCOME       STOCKHOLDERS'
                                       SHARES   AMOUNT    CAPITAL     COMPENSATION   (DEFICIT)      (LOSS)          EQUITY
                                       ------   ------   ----------   ------------   ---------   -------------   -------------
BALANCE, DECEMBER 31, 2002...........  19,928   $   20    $152,272      $(3,958)     $(36,079)       $ 298         $112,553
                                       ======   ======    ========      =======      ========        =====         ========
  Reversal of deferred stock
    compensation for terminated
    employees........................      --       --          (4)           4            --           --               --
  Extended vesting for ex-officers...      --       --         253           --            --           --              253
  Amortization of deferred stock
    compensation.....................      --       --          --          958            --           --              958
  Issuance of common stock on
    exercise of stock options........   1,068        1       8,678           --            --           --            8,679
  Issuance of restricted common
    stock............................      67       --         783         (783)           --           --               --
  Issuance of common stock from
    purchase of ESPP shares..........      51       --         262           --            --           --              262
  Cancellation of restricted common
    stock............................    (205)      --      (1,227)       1,227            --           --               --
  Tax benefit from stock options
    exercises........................      --       --         754           --            --           --              754
  Common stock buyback...............    (763)      (1)     (6,223)          --            --           --           (6,224)
  Net income.........................      --       --          --           --         5,878           --            5,878
  Change in cumulative translation
    adjustment.......................      --       --          --           --            --           30               30
  Unrealized loss on
    available-for-sale securities....      --       --          --           --            --         (237)            (237)
                                       ------   ------    --------      -------      --------        -----         --------
BALANCE, DECEMBER 31, 2003...........  20,146   $   20    $155,548      $(2,552)     $(30,201)       $  91         $122,906
                                       ======   ======    ========      =======      ========        =====         ========
  Release of Shares -- Voyager
    Acquisition......................      15       --          --           --            --           --               --
  Amortization of deferred stock
    compensation.....................      --       --          --        1,425            --           --            1,425
  Issuance of common stock on
    exercise of stock options........     589        1       4,656           --            --           --            4,657
  Issuance of restricted common
    stock............................     293       --       3,352       (3,352)           --           --               --
  Issuance of common stock from
    purchase of ESPP shares..........      49       --         407           --            --           --              407
  Cancellation of restricted common
    stock............................     (11)      --         (57)          57            --           --               --
  Tax benefit from stock options
    exercises........................      --       --         584           --            --           --              584
  Common stock buyback...............    (461)      --      (4,310)          --            --           --           (4,310)
  Net loss...........................      --       --          --           --        (2,738)          --           (2,738)
  Change in cumulative translation
    adjustment.......................      --       --          --           --            --           18               18
  Unrealized loss on
    available-for-sale securities....      --       --          --           --            --          (26)             (26)
                                       ------   ------    --------      -------      --------        -----         --------
BALANCE, DECEMBER 31, 2004...........  20,620   $   21    $160,180      $(4,422)     $(32,939)       $  83         $122,923
                                       ======   ======    ========      =======      ========        =====         ========
  Amortization of deferred stock
    Compensation.....................      --       --          --        2,360            --           --            2,360
  Issuance of common stock on
    exercise of stock options........     178       --       1,307           --            --           --            1,307
  Issuance of restricted common
    stock............................     720        1       5,598       (5,599)           --           --               --
  Issuance of common stock from
    purchase of ESPP shares..........      70       --         461           --            --           --              461
  Stock bonus........................   1,691    1,691
  Cancellation of restricted common
    stock............................     (78)      --        (661)         657            --           --               (4)
  Tax benefit from stock options
    exercises........................      --       --          12           --            --           --               12
  Common stock buyback...............     (87)      --        (759)          --            --           --             (759)
  Net loss...........................      --       --          --           --        (3,713)          --           (3,713)
  Change in cumulative translation
    adjustment.......................      --       --          --           --            --         (251)            (251)
                                       ------   ------    --------      -------      --------        -----         --------
BALANCE, DECEMBER 31, 2005...........  21,423   $   22    $167,829      $(7,004)     $(36,652)       $(168)        $124,027
                                       ======   ======    ========      =======      ========        =====         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2005       2004       2003
                                                              --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (3,713)  $ (2,738)  $   5,878
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Acquired in-process research and development...........        --         --       1,100
     Depreciation and amortization..........................     5,829      4,093       1,841
     Amortization of stock based compensation...............     4,051      1,425         958
     Gain on sale of assets and related royalties...........    (2,100)    (2,000)     (5,476)
     Loss on disposal/sale of property and equipment........       222         30         679
     Extended vesting of stock options......................        --         --         253
     Provision for (recovery of) allowance for doubtful
       accounts.............................................       269        306        (368)
     Write-down for excess and obsolete inventories.........        --         --       1,800
  Changes in operating assets and liabilities, net of
     acquisitions:
     (Increase) decrease in accounts receivable.............    (1,334)    (4,916)      2,985
     (Increase) decrease in inventories.....................     1,472       (799)     (1,303)
     (Increase) decrease in prepaid expenses and other
       assets...............................................        59       (997)      6,089
     Increase (decrease) in accounts payable................    (1,008)        44      (1,165)
     Decrease in accrued royalties..........................        --     (3,206)       (450)
     Increase (decrease) in income taxes payable............      (395)    (1,688)      1,070
     Tax benefit from stock option exercises................        12        584         754
     Increase (decrease) in other accrued liabilities.......    (3,829)     3,271          75
     Increase (decrease) in deferred revenue................       141       (833)      2,697
                                                              --------   --------   ---------
       Net cash (used in) provided by operating
          activities........................................      (324)    (7,424)     17,417
                                                              --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment...........    (4,270)    (6,090)       (961)
  Proceeds from disposal of property and equipment..........     2,155          3         153
  Proceeds on sale of assets and related royalties..........     2,100      2,000      11,743
  Purchase of available-for-sale investments................        --         --    (343,099)
  Proceeds from sales and maturities of available-for-sale
     investments............................................        --     19,151     375,714
  Purchase of assets/businesses, net of cash acquired.......   (25,156)   (29,062)    (10,762)
  Payment of DTI acquisition earn out.......................        --     (1,540)         --
                                                              --------   --------   ---------
     Net cash (used in) provided by investing activities....   (25,171)   (15,538)     32,788
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................     1,769      5,064       8,941
  Payments for repurchase of common stock...................      (759)    (4,310)     (6,224)
  Repayment of Sigma overdraft..............................      (328)        --          --
  Decrease in restricted cash...............................        --         70          69
                                                              --------   --------   ---------
     Net cash provided by financing activities..............       682        824       2,786
                                                              --------   --------   ---------
Net (decrease) increase in cash and cash equivalents........   (24,813)   (22,138)     52,991
Effect of exchange rate changes on cash.....................      (108)        18          30
Cash and cash equivalents, beginning of year................    83,887    106,007      52,986
                                                              --------   --------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 58,966   $ 83,887   $ 106,007
                                                              ========   ========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes................................  $    144   $    739   $     162
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Increases (decreases) to deferred stock compensation,
     net....................................................  $  2,582   $  1,870   $  (1,406)
  Issuance of restricted common stock, net of
     cancellations..........................................  $  4,942   $  3,295   $    (444)

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PCTEL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED: DECEMBER 31, 2005

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  BASIS OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

     The company uses the United States dollar as the functional currency for the financial statements. The company uses the local currency as the functional currency for its subsidiaries in China (Yuan), Ireland (euro), and Japan (Yen). Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

average exchange rates prevailing during that period. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders' equity. All gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. At December 31, 2005 the cumulative translation adjustment was negative $168,000. The company uses the U.S. dollar as the functional currency for its subsidiaries in Israel and for its branch office in Hong Kong. These consolidated financial statements include the accounts of PCTEL and its subsidiaries after eliminating intercompany accounts and transactions.

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

  RECLASSIFICATIONS

     Certain previously reported amounts have been reclassified to conform to the current period presentation.

  CASH AND CASH EQUIVALENTS

     Financial instruments are divided into two different classifications:

          Cash equivalents:     Money market funds that have an original
                                maturity of 90 days or less.

          Restricted cash:      Certificates of deposit that support a stand-by
                                letter of credit in connection with facility lease obligations and are restricted for use by the company.

     The carrying amounts reported for cash equivalents is considered to approximate fair values based upon the short maturities of these financial statements.

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

     Financial instruments that potentially subject the company to credit risk consist primarily of trade receivables. There were no short-term investments at December 31, 2005. The company maintains a portfolio of cash equivalents with reputable financial institutions and money market funds.

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

     The company performs ongoing evaluations of customers' credit limits financial condition and generally require no collateral. As of December 31, 2005, the credit risk was diversified as a result of acquisitions. One customer accounted for 16% of gross accounts receivable with the next largest balance accounting for 5%. As

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

of December 31, 2004, one customer accounted for 11% of gross accounts receivable with the next largest balance accounting for 6%.

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

  INVENTORIES

     Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories as of December 31, 2005 were composed of raw materials, sub assemblies, finished goods and work-in-process. The company regularly monitors inventory quantities on hand and, based on the current estimated requirements, it was determined that any excess inventory was reserved as of December 31, 2005 and 2004. Due to competitive pressures and technological innovation, there may be excess inventory in the future. As of December 31, 2005 and December 31, 2004, the allowance for inventory losses was $0.9 million and $0.4 million, respectively. The company recovered $1.8 million of the former write-downs related to the modem inventory during the year ended December 31, 2003. Write-downs of inventories would have a negative impact on gross margin.

     Inventories consist of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
Raw materials...............................................  $6,404   $6,868
Work in process.............................................     461      131
Finished goods..............................................   2,682    1,555
                                                              ------   ------
  Inventories, net..........................................  $9,547   $8,554
                                                              ======   ======

  PREPAID AND OTHER CURRENT ASSETS

     Prepaid assets are stated at cost and are amortized over their useful lives (up to one year) of the assets.

     Prepaid and other current assets consist of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
Income tax receivable.......................................  $1,363   $1,383
Prepaid expenses............................................     877      922
Other receivables...........................................     746      558
Interest receivable.........................................     123      106
                                                              ------   ------
Prepaid and other current assets............................  $3,109   $2,969
                                                              ======   ======

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The company depreciates computers over three years, office equipment and manufacturing equipment over five years, furniture and fixtures over seven years, and buildings over

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

30 years. Leasehold improvements are amortized over the shorter of the corresponding lease term or useful life. Gains and losses on the disposal of fixed assets are included in operating expenses.

     Property and equipment consists of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2005      2004
                                                              -------   -------
Building....................................................  $ 5,344   $ 4,484
Land........................................................    1,770     2,820
Computer and office equipment...............................    2,519     1,953
Manufacturing Equipment.....................................    3,585     1,847
Furniture and fixtures......................................      817       242
Leasehold improvements......................................       65        18
Motor Vehicles..............................................      116        --
                                                              -------   -------
  Total property and equipment..............................   14,216    11,364
Less: Accumulated depreciation and amortization.............   (3,026)   (1,618)
                                                              -------   -------
  Property and equipment, net...............................  $11,190   $ 9,746
                                                              =======   =======

     Motor vehicles and manufacturing equipment includes assets under capital leases in Dublin, Ireland.

     Depreciation expense was approximately $1.7, $1.1 and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

     In accordance with SAB No. 104, the company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectibility is reasonably assured. The company recognizes revenue for sales of the antenna products and software defined radio products, when title transfers, which is generally upon shipment from the factory. PCTEL sells these products into both commercial and secure application government markets. Title for sales into the commercial markets generally transfers upon shipment from the factory. Products that are sold into the secure application government market are generally designed to a unique specification. Title for sales into the government markets generally does not transfer until acceptance for the first units and then upon shipment thereafter. Revenue is recognized for antenna products sold to major distributors upon shipment from the factory. The company allows its major antenna product distributors to return product under specified terms and conditions. The company accrues for product returns in accordance with FAS 48, "Revenue Recognition When Right of Return Exists".

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

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

  WARRANTIES AND SALES RETURNS

     The company's APG segment allows its major distributors and certain other customers to return unused product under specified terms and conditions. In accordance with FAS 48, the company accrues for product returns based on historical sales and return trends. At December 31, 2005, the company's allowance for sales returns was $247,000.

     The company offers repair and replacement warranties of primarily two years for APG products and one year for RFSG products. At December 31, 2005, the company's warranty reserve was $147,000 for these products based on historical sales and costs of repair and replacement trends.

  R & D COSTS

     The company expenses research and development costs as incurred. All costs incurred prior to establishing the technological feasibility of computer software products to be sold are research and development costs and expensed as incurred in accordance with SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed".

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the company's assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The company's total allowance for doubtful accounts was $0.3 million and $0.5 million at December 31, 2005 and December 31, 2004, respectively. The provision for doubtful accounts is included in sales and marketing expense.

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

  STOCK-BASED COMPENSATION

     In December 2004 the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(R)), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under SFAS 123R, the pro forma disclosure alternative permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS 148) is no longer allowable. The company will adopt SFAS 123R in the quarter ending March 31, 2006; however, until then, and as currently permitted by SFAS 123 and SFAS 148, we continue to apply the accounting provisions of Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, with regard to the measurement of compensation cost for options granted under our stock option plans.

     In fiscal 2005, 2004 and 2003 no compensation expense was recorded with respect to stock options granted as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no compensation expense was recorded for purchases under our Employee Stock Purchase Plan in accordance with APB 25. Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2005      2004      2003
                                                           -------   -------   ------
Net (loss) income -- as reported.........................  $(3,713)  $(2,738)  $5,878
Add: Stock-based employee compensation expense included
  in reported net income (loss)..........................    4,051     1,425      958
Deduct: Stock-based employee compensation expense
  determined under fair value based method for all
  awards.................................................    8,985     6,056    1,608
                                                           -------   -------   ------
Net (loss) income -- proforma............................  $(8,647)  $(7,369)  $5,508
Net (loss) income per share -- basic as reported.........  $ (0.18)  $ (0.14)  $ 0.29
Net (loss) income per share -- basic proforma............  $ (0.43)  $ (0.37)  $ 0.28
Net (loss) income per share -- diluted as reported.......  $ (0.18)  $ (0.14)  $ 0.28
Net (loss) income per share -- diluted proforma..........  $ (0.43)  $ (0.37)  $ 0.25

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

     These costs may not be representative of the total effects on reported income (loss) for future years. Factors that may also impact future years include the attribution of the awards to the service period, the vesting period of stock awards, timing of additional grants of stock option awards and the number of shares granted for future awards. The company expects the adoption of SFAS No. 123R to have a material effect on our reported net income (loss) per share. While the company intends to continue to use stock options for employee incentives, the company plans to emphasize the use of restricted stock. The company estimates that the 2006 impact of adopting SFAS No. 123(R) will be approximately $1.0 million to $1.5 million before income taxes, which approximates the annual 2005, 2004 and 2003 pro forma stock-based compensation expense for stock options as included in the table above. The actual cost will differ from this range due to changes in assumptions. This estimated range primarily reflects the impact of expensing stock options for the first time.

     In January 2005, the company approved the acceleration of vesting for all unvested underwater options in order to mitigate the associated future share-based compensation expense under SFAS 123(R). The pro-forma net loss and pro-forma net loss per share for the year ended December 31, 2005 includes the $3.8 million impact of the acceleration of the underwater options. There was no income statement impact related to the acceleration of options for the year ended December 31, 2005. See discussion on acceleration of options in footnote 10.

     The increase in stock compensation expense in the pro-forma results of operations is due to the acceleration of options and higher restricted stock amortization, offsetting lower stock compensation expense related to stock options.

     The company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following assumptions:

                                                                EMPLOYEE STOCK
                                           STOCK OPTIONS        PURCHASE PLAN
                                         ------------------   ------------------
                                         2005   2004   2003   2005   2004   2003
                                         ----   ----   ----   ----   ----   ----
Dividend yield.........................  None   None   None   None   None   None
Expected volatility....................    50%    45%    49%    37%    41%    49%
Risk-free interest rate................   3.6%   2.2%   2.1%   3.4%   1.4%   1.0%
Expected life (in years)...............  2.90   3.03   2.76    0.5    0.5    0.5

     Prior to 2005, the company measured volatility based on a 90-day period. For the 2005 calculation, the company calculated the volatility based on the period of January 2001 to December 2005. The company believes five years more accurately matches the expected term of the options. The stock-based compensation expense related to stock options in the pro-forma net loss amount for 2005 in the table above is based on the revised volatility. The total stock-based compensation expense of $9.0 million includes $1.2 million compensation expense related to stock options. The impact on the 2005 expense for the change in the volatility measurement was an increase of $0.1 million. In fiscal 2005, 2004 and 2003 pro forma stock compensation expense, the company recognized employee forfeitures as incurred. In 2006, the company will incorporate a forfeiture rate in the expense calculation. The company does not expect the effect of using a forfeiture rate for stock options rather than including forfeiture as incurred to materially impact the stock compensation expense. In 2006, all other assumptions will be consistent with the assumptions used for the 2005 option pricing model.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life. Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

value estimate the existing models may not necessarily provide a reliable single measure of the fair value of the employee stock options. Based on the Black-Scholes option-pricing model, the weighted average estimated fair value of employee stock option grants was $3.03 for 2005, $3.63 for 2004, and $2.79 for 2003. Restricted stock awards are recorded at the fair market value of the stock on the date of grant and is expensed over the vesting period.

  EARNINGS PER SHARE

     The company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income/(net loss) by the weighted average number of shares of common stock outstanding, less shares subject to repurchase. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method. Common stock options are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants excluded from the calculations of diluted net loss per share were 554,699 for the year ended December 31, 2005.

     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, respectively (in thousands, except per share data):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2005      2004      2003
                                                          -------   -------   -------
Numerator:
Net income (loss).......................................  $(3,713)  $(2,738)  $ 5,878
                                                          =======   =======   =======
Denominator:
Basic earnings (loss) per share:
  Weighted average common shares outstanding............   21,250    20,467    20,550
  Less: Weighted average shares subject to repurchase...   (1,104)     (610)     (405)
                                                          -------   -------   -------
  Weighted average common shares outstanding............   20,146    20,074    20,145
                                                          -------   -------   -------
Basic earnings (loss) per share.........................  $ (0.18)  $ (0.14)  $  0.29
                                                          =======   =======   =======
Diluted earnings (loss) per share:
  Weighted average common shares outstanding............   20,146    20,074    20,145
  Weighted average shares subject to repurchase.........        *         *       181
  Weighted average common stock option grants...........        *         *       649
  Weighted average common shares and common stock
     Equivalents outstanding............................   20,146    20,074    20,975
                                                          -------   -------   -------
Diluted earnings (loss) per share.......................  $ (0.18)  $ (0.14)  $  0.28
                                                          =======   =======   =======

---------------

* These amounts have been excluded since the effect is anti-dilutive.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

  GOODWILL AND OTHER INTANGIBLE ASSETS

     SFAS No. 141 requires all business combinations to be accounted for using the purchase method. SFAS No. 142 addresses the financial accounting and reporting standards for goodwill and intangible assets subsequent to their initial recognition. SFAS No. 142 requires that goodwill no longer be amortized. It also requires that goodwill and other intangible assets be tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. The company conducted the annual impairment test of goodwill and long-lived assets as of October 31, 2005. The estimate of future undiscounted cash flows for this test was based on historical sales trends, financial projections, market analysis, capital expenditure needs, working capital needs, analyst reports, and other data pertinent to the valuation as provided by the company and obtained from public, financial, and industry sources. The company's assumptions required significant judgment and actual cash flows may differ from those forecasted today. The company believes the assumptions used for discounting future cash flows were appropriately conservative. Based on the results of the test, there was no impairment of goodwill or other intangible assets.

     Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.

     Intangible assets consist principally of technology, non-compete agreements, patents, trademarks and tradenames, and customer relationships and are amortized over a period of one to eight years.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, which provides guidance on the implementation of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" (see discussion below). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R) in the quarter ending March 2006.

     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections" , a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods' financial statements for changes in accounting principle. SFAS No. 154 will be effective for the company beginning in fiscal year 2007. The company does not believe this statement will have a material impact on the company's financial statements.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued FAS No. 123R, "Share-Based Payment". The statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprises equity instruments or that may be settled by the issuance of such equity instruments. FAS No. 123R is effective no later than annual reporting periods ending after June 15, 2005. The company will adopt FAS No. 123R on a prospective basis starting in the first quarter of fiscal 2006. The company expects the adoption of FAS No. 123R to have a material effect on our reported net income per share. During January 2005 and in advance of the adoption of FAS No. 123R, the company accelerated the

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

vesting of "out of the money" options with a share price equal to or greater than $10.00. Under FAS 123R, the acceleration of these options will result in PCTEL not being required to recognize share-based compensation expense of approximately $3.8 million beginning in the company's quarter ending March 31, 2006 and ending in the company's quarter ending March 31, 2008. See footnote 10 in the Notes to the Financial Statements.

     In December 2004, the FASB issued Staff Positions in relation to FAS No. 109, "Accounting for Income Taxes". FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". As a domestic manufacturer, the company will access in 2006 whether the company is eligible for any tax deductions under this Act. FASB issued FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004. At this time the company does not expect to repatriate the earnings of our foreign subsidiaries as dividends to take advantage of this tax credit.

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

NOTE 2.  ACQUISITIONS

  Sigma

     On July 4, 2005, the company purchased all of the outstanding shares of Sigma Wireless Technology Limited ("Sigma"). Sigma is based in Dublin, Ireland and develops, manufactures and distributes antenna products designed for public safety and for the UMTS cellular networks. Sigma currently employs 87 people in Ireland and the United Kingdom. The Sigma acquisition expands the company's product lines within its APG segment. With the acquisition of Sigma, the company gains entry into the growing cellular base station antenna market and also gains a geographic footprint in Europe.

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

     The total purchase price of 23.6 million Euro (approximately $28.2 million) was allocated $8.2 million to tangible assets acquired, $7.8 million to liabilities assumed, $2.5 million to core technology, $6.4 million to customer relationships, and $0.1 million to order backlog in the accompanying consolidated balance sheets. The intangible assets have a weighted average amortization period of six years. The $15.7 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The company will amortize the order backlog over one year and the other intangible assets over six years. The company evaluated the value of the assets acquired from Sigma. A third-party valuation firm was engaged to assist in the evaluation.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

     The following is the condensed balance sheet of Sigma at the acquisition date:

TANGIBLE ASSETS:
Accounts receivable.........................................   $ 2,087
Inventory...................................................     3,487
Property and equipment......................................     1,311
Prepaids and other assets...................................     1,356
                                                               -------
  TOTAL TANGIBLE ASSETS:....................................     8,241
                                                               =======
INTANGIBLE ASSETS:
Acquired technology.........................................   $ 2,500
Customer relationships......................................     6,429
Backlog.....................................................        47
Goodwill....................................................    15,724
                                                               -------
  TOTAL INTANGIBLE ASSETS:..................................    24,700
                                                               =======

LIABILITIES ASSUMED:
Accounts payable............................................   $ 2,487
Accrued liabilities.........................................       793
Deferred revenue............................................       529
Other long-term liabilities.................................       980
Pension liability...........................................     2,996
                                                               -------
  TOTAL LIABILITIES ASSUMED:................................     7,785
                                                               =======
  NET ASSETS ACQUIRED:......................................   $25,156

The consolidated statements of operations for the year ended December 31, 2005 include the results of Sigma from the date of acquisition. During the six months ended December 31, 2005, the company recorded additional goodwill adjustments of
0.5 million Euro (approximately $0.6 million) primarily related to inventory and accounts receivable. The purchase accounting was complete at December 31, 2005 with the exception of potential claims against the escrow which would adjust goodwill.

     The unaudited pro forma affect on the financial results of PCTEL as if the acquisition had taken place on January 1, 2005 and January 1, 2004 is as follows:

                                                        TWELVE MONTHS       TWELVE MONTHS
                                                            ENDED               ENDED
                                                      DECEMBER 31, 2005   DECEMBER 31, 2004
                                                      -----------------   -----------------
Revenues............................................       $82,936             $59,197
Loss from operations................................       $(4,296)*           $(7,186)
Net loss............................................       $(3,283)            $(5,709)
Basic loss per share................................         (0.16)              (0.28)
Shares used in computing basic loss per share.......        20,146              20,074
Diluted loss per share..............................         (0.16)              (0.28)
Shares used in computing diluted loss per share.....        20,146              20,074

---------------

* The pro forma results include a $2.8 million gain on the sale of Sigma's Dublin property, including the land and building.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

  Andrew

     On October 27, 2004, PCTEL entered into an agreement to acquire selected assets associated with Andrew Corporation's mobile antenna business and completed the acquisition on October 29, 2004 for a total of $10.9 million in cash. The assets acquired consist of Andrew's GPS, On-Glass, and Antenna Specialists(R) brand of professional antenna products. These product lines will now be developed, manufactured, and supported by PCTEL's Antenna Products Group. These product lines were integrated into the operations of the Antenna Products Group. The purchase price was allocated $5.4 million to net tangible assets acquired, $0.6 million to core technology, $2.6 million to customer relationships, $0.3 million to trademarks and $0.3 million to order backlog and other intangible assets, net, in the accompanying consolidated balance sheets. The $1.7 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The company will amortize the intangible assets over estimated useful lives ranging from six to eight years. The company evaluated the value of the assets acquired from Andrew. A third-party valuation firm was engaged to assist in the evaluation. During the quarter ended September 30, 2005 the company adjusted goodwill $0.6 million related to inventory adjustments. The purchase accounting was complete at December 31, 2005.

     The unaudited pro forma affect on the financial results of PCTEL as if the acquisition had taken place on January 1, 2004 and January 1, 2003 is as follows:

                                                  TWELVE MONTHS ENDED   TWELVE MONTHS ENDED
                                                   DECEMBER 31, 2004     DECEMBER 31, 2003
                                                  -------------------   -------------------
REVENUES........................................        $66,566               $70,345
INCOME (LOSS) FROM OPERATIONS*..................         (3,931)                6,539

---------------

* The Andrew Acquisition information is carved out of a larger business unit within Andrew. No data is available below income (loss) from operations

  MAXRAD, Inc.

     On January 2, 2004, PCTEL completed the acquisition of MAXRAD, Inc. MAXRAD is a manufacturer of wireless communications antennas for broadband wireless, in-building wireless and land mobile radio applications. In connection with the acquisition, PCTEL acquired all of the outstanding capital stock of MAXRAD. MAXRAD is now part of the Antenna Products Group and is one of the three APG product brands. Antenna Specialists(R) and Micro-Pulse are the other two brands.

     In exchange for the outstanding capital stock of MAXRAD, PCTEL paid $18.2 million, net of cash acquired of $2.4 million, out of the available working capital. The purchase price of $20.6 million in cash, of which $0.4 million was paid in April 2004, was allocated $7.6 million to net tangible assets acquired, $0.9 million to the covenant not to compete, $1.3 million to core technology, $3.2 million to customer lists, $1.4 million to trademarks and $0.1 million to other intangible assets, net, in the accompanying consolidated balance sheets. The $6.1 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The covenant not to compete will be amortized over two years and other intangible assets over an estimated useful life of six and eight years. The company evaluated the value of the assets acquired from Andrew. A third-party valuation firm was engaged to assist in the evaluation

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

     The unaudited pro forma affect on the financial results of PCTEL as if the acquisition had taken place on January 1, 2003 is as follows:

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

     In exchange for the acquired net assets, PCTEL paid DTI Holdings $11.0 million in cash. In addition, DTI is entitled to earn-out payments as a result of PCTEL Maryland, Inc. meeting specified financial targets in fiscal years 2003 and 2004. DTI earned approximately $1.5 million for 2003 that was recorded as additional goodwill at December 31, 2003 and paid on May 1, 2004. For the year ended December 31, 2004, DTI earned a cash payout of approximately $0.6 million, which was accrued and recorded as additional goodwill. This amount was paid in April 2005.

     The purchase price of $11.0 million was allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition as determined by an independent valuation firm. The purchase price was allocated $2.3 million to net assets acquired, $1.1 million to acquired in-process research and development, $0.2 million to the covenant not to compete and $4.4 million to other intangible assets, net, in the accompanying consolidated balance sheets. The $3.0 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. In-process research and development costs were expensed and the covenant not to compete is being amortized over two years and other intangible assets over an estimated useful life of four years. The company evaluated the value of the assets acquired from Andrew. A third-party valuation firm was engaged to assist in the evaluation.. An additional payment of $0.2 million was made in July 2003 to DTI after they delivered a final balance sheet as agreed upon in the Asset Purchase Agreement. The additional payment was recorded as goodwill.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

     The unaudited pro forma affect on the financial results of PCTEL as if the acquisition had taken place on January 1, 2003 is as follows:

                                                               TWELVE MONTHS ENDED
                                                                DECEMBER 31, 2003
                                                               -------------------
REVENUES                                                            $ 47,057
INCOME FROM OPERATIONS                                                 7,424
NET INCOME                                                          $  6,234
                                                                    ========
Basic earnings per share                                            $   0.31
Shares used in computing basic earnings per share                     20,145
Diluted earnings per share                                          $   0.30
Shares used in computing diluted earnings per share                   20,975

NOTE 3.  DISPOSITION

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

     Concurrent with the completion of the transaction with Conexant, the company and Conexant also completed an Intellectual Property Assignment Agreement and Cross-License Agreement ("IPA"). The company provided Conexant with a non-exclusive, worldwide license to certain of the company's soft modem patents. In addition, Conexant assigned 46 U.S. patents and patent applications relating to modem and other access technologies to the company as part of the transaction. In consideration for the rights obtained by Conexant from the company under this agreement, and taking into account the value of rights obtained by the company from Conexant under this agreement, during the period beginning on July 1, 2003 and ending on September 30, 2007, Conexant agreed to pay to the company, on a quarterly basis, royalties in the amount of ten percent (10%) of the revenue received during the royalty period, up to a maximum amount of $0.5 million per quarter with respect to each calendar quarter during the royalty period, contingent upon sales by Conexant during the period. Any such future payments by Conexant to the company in connection with the IPA will be recorded as part of the gain on sale of assets and related royalties in the statement of operations. . The company amended the cross license agreement with Conexant in August 2005. The period for which the royalties are payable was extended to end on June 30, 2009. The quarterly royalty maximum was amended to be $250,000 per quarter from January 1, 2006 through December 31, 2007 and $200,000 per quarter from January 1, 2008 through June 30, 2009.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS

     The summary of goodwill as of December 31 for the years ended 2004 and 2005 is as follows (in thousands):

GOODWILL                                                       2005      2004
--------                                                      -------   -------
MSG.........................................................    1,256     1,256
RFSG........................................................    5,135     5,135
APG.........................................................   24,629     7,723
                                                              -------   -------
Goodwill....................................................  $31,020   $14,114
                                                              -------   -------

     The changes in the carrying amount of goodwill and other intangible assets as of December 31, 2005 were as follows (in thousands):

                                                              GOODWILL
                                                              --------
Balance at December 31, 2003................................  $ 5,561
                                                              -------
  Goodwill relating to DTI..................................      830
  Goodwill from the acquisition of MAXRAD...................    6,067
  Goodwill relating to Andrew...............................    1,656
                                                              -------
Balance at December 31, 2004................................  $14,114
                                                              -------
  Goodwill relating to Andrew...............................      651
  Goodwill relating to Sigma................................   16,255
                                                              -------
Balance at December 31, 2005................................  $31,020
                                                              -------

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

     The summary of other intangible assets as of December 31 for the years ended 2004 and 2005 is as follows (in thousands):

INTANGIBLE ASSETS                                       2005      2004     ASSIGNED LIFE
-----------------                                      -------   -------   -------------
Developed technology -- cyberPIXIE...................  $   301   $   301   3 years
Patents..............................................       --        75   15 years
Existing technology -- DTI...........................    2,700     2,700   4 years
Patents/core technology -- DTI.......................    1,100     1,100   4 years
Trademarks -- DTI....................................      400       400   4 years
Customer relationships -- DTI........................      200       200   4 years
Non-compete agreements -- DTI........................      200       200   2 years
Core Technology -- MAXRAD............................    1,300     1,300   6 years
Customer relationships (Distributor) -- MAXRAD.......    1,500     1,500   6 years
Customer relationships (OEM) -- MAXRAD...............    1,700     1,700   6 years
Trademarks/Trade name -- MAXRAD......................    1,400     1,400   8 years
Non-compete agreements -- MAXRAD.....................      900       900   4 years
Backlog -- MAXRAD....................................      100       100   1 year
Core technology -- Andrew Corporation acquired
  product lines......................................      600       600   6 years
Trademarks Andrew Corporation acquired product
  lines..............................................      300       300   8 years
Customer relationships -- Andrew Corporation acquired
product lines........................................    2,600     2,600   6 years
Backlog -- Andrew Corporation acquired product
  lines..............................................      300       300   1 year
Developed technology -- SIGMA........................    2,585        --   6 years
Customer relationships -- SIGMA......................    6,393        --   6 years
Backlog -- SIGMA.....................................       48        --   1 year
                                                       -------   -------
                                                       $24,627   $15,676
                                                       =======   =======
Less: Accumulated amortization.......................  $(8,170)  $(4,048)
                                                       =======   =======
Net intangible assets................................  $16,457   $11,628
                                                       =======   =======

     During 2005, the company sold $0.1 million of patents. During 2004, the company sold $0.2 million in patents and wrote off $0.2 million of impaired developed technology.

     In 2006 and in future years, amortization of other intangible assets will be as follows for the year ending December 31:

FISCAL YEAR                                                    AMOUNT
-----------                                                    ------
2006........................................................   $4,116
2007........................................................    3,211
2008........................................................    2,992
2009........................................................    2,992
2010........................................................    2,153

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

NOTE 5.  COMPREHENSIVE INCOME

     The following table provides the calculation of other comprehensive income for the years ended December 31, 2005, 2004 and 2003 (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2005      2004      2003
                                                           -------   -------   ------
Net income (loss)........................................  $(3,713)  $(2,738)  $5,878
Other comprehensive income:
  Cumulative translation adjustment......................     (251)       18       30
  Unrealized gains (loss) on available-for-sale
     Securities..........................................       --       (26)    (237)
                                                           -------   -------   ------
Comprehensive income (loss)..............................  $(3,964)  $(2,746)  $5,671
                                                           =======   =======   ======

NOTE 6.  RESTRUCTURING CHARGES

  2004 Restructuring

     In October 2004, the company discontinued its Soft AP product line. The amount charged to restructuring for severance costs in California and Taiwan as well as costs associated with the closure of the Taiwan branch office was $0.1 million. The 2004 restructuring costs were paid in full by the end of fiscal 2005.

  2003 Restructuring

     In May 2003, the company completed the sale of certain of its assets to Conexant relating to a component of PCTEL's HSP modem product line. As a result of the disposition, 29 employees were transferred to Conexant. An additional 26 employees, both foreign and domestic, were terminated along with the related facilities closures. The total restructuring aggregated $3.3 million consisting of severance and employment related costs of $1.8 million and costs related to closure of excess facilities as a result of the reduction in force of $1.5 million. As a result of lower than estimated facility shut down costs, the company reversed $0.1 million of the restructuring reserve in both 2004 and 2005. The 2003 restructuring costs were paid in full by the end of fiscal 2005.

     The following analysis sets forth the rollforward of this charge:

                                          ACCRUAL                                   ACCRUAL
                                         BALANCE AT                                BALANCE AT
                                        DECEMBER 31,   RESTRUCTURING              DECEMBER 31,
                                            2004       CHARGES, NET    PAYMENTS       2005
                                        ------------   -------------   --------   ------------
Severance and employment related
  costs...............................      $ 47           $ (3)         $ 44          $0
Costs for closure of excess
  facilities..........................       575            (59)          516           0
                                            ----           ----          ----          --
                                            $622           $(62)         $560          $0
                                            ====           ====          ====          ==
Amount included in long-term
  liabilities.........................      $274                                       $0
                                            ----                                       --
Amount included in short-term
  liabilities.........................      $348                                       $0
                                            ====                                       ==

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

NOTE 7.  INCOME TAXES

     The domestic and foreign components of the income (loss) before provision for income taxes were as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2005      2004      2003
                                                           -------   -------   ------
Domestic.................................................  $(1,090)  $(3,266)  $8,309
Foreign..................................................   (2,388)      (13)     144
                                                           -------   -------   ------
                                                           $(3,478)  $(3,279)  $8,453
                                                           =======   =======   ======

     The provision (benefit) for income taxes consisted of the following (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2005      2004      2003
                                                           -------   -------   ------
Current:
  Federal................................................  $     2   $ (1055)  $1,917
  State..................................................      155      (184)     498
  Foreign................................................     (309)      380      100
                                                           -------   -------   ------
                                                              (152)     (859)   2,515
                                                           -------   -------   ------
Deferred:
  Federal................................................      335       274       52
  State..................................................       52        43        8
                                                           -------   -------   ------
                                                               387       317       60
                                                           -------   -------   ------
                                                           $   235   $  (541)  $2,575
                                                           =======   =======   ======

     A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to our effective tax rate is as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2005      2004      2003
                                                          -------   -------   -------
Provision (benefit) at federal statutory rate (35%).....  $(1,217)  $(1,148)  $ 2,971
State income tax, net of federal benefit................      113      (330)      498
Change in valuation allowance...........................    1,501     1,558       240
Foreign income/(loss) taxed at different rates..........      716        --        50
Research & development credit...........................     (388)     (388)   (1,175)
Return to provision adjustments.........................     (699)     (195)      (76)
Change in deferred tax liability related to goodwill....      388       317        60
Tax effect of permanent differences.....................       87       559       373
Adjustments to deferred tax assets......................     (305)     (347)     (307)
Reduction of tax exposure (Federal/California)..........       --      (404)       --
Other...................................................       39      (163)      (59)
                                                          -------   -------   -------
                                                          $   235   $  (541)  $ 2,575
                                                          =======   =======   =======

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax accounts consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
Accruals and reserves.......................................  $  1,048   $  2,353
Net operating loss carryforwards............................     2,140        344
State tax credits...........................................     3,840      2,983
Restricted stock............................................       976        654
Depreciation and amortization...............................     5,810      5,531
                                                              --------   --------
                                                                13,814     11,865
Valuation allowance.........................................   (13,814)   (11,865)
                                                              --------   --------
  Net deferred tax asset....................................  $     --   $     --
                                                              ========   ========
Deferred tax liability......................................      (805)      (417)
                                                              --------   --------
  Net deferred tax liability................................  $   (805)  $   (417)
                                                              ========   ========

     At December 31, 2005, the company had a full valuation allowance against the deferred tax assets due to the uncertainty surrounding the realization of such assets. On a periodic basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

     The 2004 and 2003 effective tax rate and 2004 deferred tax asset and related valuation allowance disclosures include an adjustment to correct an error related to the treatment of deferred taxes on restricted stock discovered in 2005. As a result, the Company increased the deferred tax asset and valuation allowance as of December 31, 2004 by $654,000. The Company determined that the impact of this adjustment was immaterial for all current and prior periods. These adjustments had no impact on the Company's results of operations or financial position for any period.

     During the fourth quarter 2005, the company changed its estimate regarding the character in taxation of certain leasing income received in 2004. As a result, the company reversed the tax expense it booked in 2004 to reflect the change in estimate regarding its filing position.

     The company believes that approximately $0.4 million of undistributed earnings of non-domestic subsidiaries were reinvested indefinitely, and no federal income tax should be provided under the plan of investment. The American Jobs Creation Act of 2004 ("the Act") was passed into law on October 22, 2004 and introduced a special one-time dividend received deduction under certain circumstances on the repatriation of certain foreign earnings to a United States of America taxpayer. At this time the company does not expect to repatriate the earnings of our foreign subsidiaries as dividends to take advantage of this tax credit.

     At December 31, 2005, the company had the following net operating losses for tax purposes:

                                                                2005
                                                               -------
Federal.....................................................   $ 1,432
State.......................................................     4,895
Foreign.....................................................   $12,805

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

The Federal net operating loss carryforwards of $1.4 million begin to expire in 2024; state net operating loss carryforwards of $4.9 million begin to expire in 2014; and foreign net operating loss carryforwards begin to expire in 2010.

NOTE 8.  CONTINGENCIES

     The company has from time to time in the past received correspondence from third parties, and may receive communications from additional third parties in the future, asserting that the products infringe on their intellectual property rights, that the patents are unenforceable or that the company has inappropriately licensed the intellectual property to third parties. The company expects these claims to increase as our intellectual property portfolio becomes larger. These claims could affect the company's relationships with existing customers and may prevent potential future customers from purchasing the company's products or licensing the technology. Intellectual property claims against the company, and any resulting lawsuit, may result in incurring significant expenses and could subject the company to significant liability for damages and invalidate the company's proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. In addition, any claims of this kind, whether they are with or without merit, could cause product shipment delays or require the company to enter into royalty or licensing agreements. In the event that PCTEL does not prevail in litigation, the company could be prevented from selling the company's products or be required to enter into royalty or licensing agreements on terms, which may not be acceptable to the company. PCTEL could also be prevented from selling the company's products or be required to pay substantial monetary damages. Should PCTEL cross license the intellectual property in order to obtain licenses, the company may no longer be able to offer a unique product. To date, PCTEL has not obtained any licenses from 3Com and the other companies from whom the company has received communication.

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

     In March 2002, plaintiff Ronald H. Fraser ("Fraser") filed a complaint in the California Superior Court for breach of contract and declaratory relief against the company, and for breach of contract, conversion, negligence and declaratory relief against the company's transfer agent, Wells Fargo Bank Minnesota, N.A. The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April, 2000. At a mandatory settlement conference held in September 2004, Fraser stipulated to judgment in favor of the company. In November 2004 Fraser appealed the judgment entered against him. Fraser filed his opening brief in October 2005. The appellant's reply brief is due in March 2006. While the company believes that this appeal is without merit and intends to defend the appeal vigorously, the company cannot predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

Litigation with U.S. Robotics

     In May 2003, the company filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against U.S. Robotics Corporation claiming that U.S. Robotics has infringed one of the company's patents. U.S. Robotics counterclaimed asking for a declaratory judgment that the claims of the patent are invalid and not infringed. In December 2005, the parties entered into a settlement agreement which was favorable to the company, and the Court granted the parties' stipulated request that all claims and counterclaims in the action be dismissed with prejudice. Under the agreement, U.S. Robotics will take a license to specific PCTEL modem patents. PCTEL receives a lump-sum royalty payment, a cross-license to U.S. Robotics patents and patent applications, and royalties in the future that can be satisfied with cash payments or product purchases.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

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

     The stay regarding the '305 patent was lifted by stipulation of the parties after the company received the Reexamination Certified from the U.S. Patent Office. Claims construction discovery was taken with respect to the '305 patent. A hearing on the construction of the claims of the '305 patent was held in January 2006 and the court has taken the matter under submission. No trial date has been set. Although the company believes that it has meritorious claims and defenses, the company cannot predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

NOTE 9.  PREFERRED STOCK

     The company is authorized to issue up to 5,000,000 shares of preferred stock in one or more series, each with a par value of $0.001 per share. As of December 31, 2005 and 2004, no shares of preferred stock were outstanding

NOTE 10.  COMMON STOCK

  COMMON STOCK RESERVED FOR FUTURE ISSUANCE

     As of December 31, 2005, the company had reserved shares of common stock for future issuance as follows:

1997 Stock Option Plan......................................   4,885,646
2001 Stock Option Plan......................................     601,094
1998 Director Option Plan...................................     400,000
Employee Stock Purchase Plan................................   1,781,287
                                                               ---------
Total shares reserved.......................................   7,668,027
                                                               =========

  STOCK OPTION PLANS

  1995 Plan

     In March 1995, the Board of Directors adopted and approved the 1995 Stock Option Plan ("1995 Plan"). Under the 1995 Plan, the Board may grant to employees, directors and consultants options to purchase the common stock at terms and prices determined by the Board. No further options will be granted under the 1995 Plan. However, all outstanding options under the 1995 Plan remain in effect. The 1995 Plan terminated in 2005. As of December 31, 2005, of the total 3,200,000 shares authorized under the 1995 Plan, no shares remain available for issuance and there were no options outstanding under the plans.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

  1997 Plan

     In November 1996, the Board of Directors adopted and approved the 1997 Stock Option Plan ("1997 Plan"). Under the 1997 Plan, the Board may grant to employees, directors and consultant's options to purchase the common stock and/or stock purchase rights at terms and prices determined by the Board. In August 1999, the Board of Directors and the stockholders approved an amendment and restatement of the 1997 Plan that increased the number of authorized shares of the common stock the company may issue under the 1997 Plan to 5,500,000. The company will further increase annually the number of shares authorized to issue under the 1997 Plan by an amount equal to the lesser of (i) 700,000 shares, (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. The exercise price of incentive stock options granted under the 1997 Plan may not be less than the fair market value of the common stock on the grant date. Nonqualified stock options granted under the 1997 Plan must be at a price equal to at least 85% of the fair market value of the common stock at the date of grant. Options granted under the 1997 Plan may be exercised at any time within ten years of the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The 1997 Plan will terminate in November 20063. As of December 31, 2005, of the total 9,662,413 shares authorized under the 1997 Plan, 1,461,992 shares remain available for future grants.

  2001 Plan

     In August 2001, the Board of Directors adopted and approved the 2001 Non-statutory Stock Option Plan ("2001 Plan"). Under the 2001 Plan, the Board may grant to employees and consultants options to purchase the common stock at terms and prices determined by the Board. The 2001 Plan does not apply to directors and officers. Options granted under the 2001 Plan may be exercised at any time within ten years from the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The 2001 Plan will terminate in 2011. As of December 31, 2005, of the total 750,000 shares authorized under the 2001 Plan, 268,534 remain available for future grants.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

     The following table summarizes stock option activity under the 1995, 1997, and 2001 Plans as of December 31, 2005:

                                                                  OPTIONS OUTSTANDING
                                                             -----------------------------
                                                                              WEIGHTED
                                                 OPTIONS                  AVERAGE EXERCISE
                                                AVAILABLE      SHARES          PRICE
                                                ----------   ----------   ----------------
Balance, December 31, 2002....................   1,700,306    4,199,041        $11.46
  Authorized..................................     700,000           --            --
  Granted.....................................  (1,874,156)   1,874,156        $ 8.13
  Exercised...................................          --   (1,065,576)       $ 7.65
  Cancelled...................................   1,901,513   (1,901,513)       $13.48
  Repurchased.................................     205,000           --            --
                                                ----------   ----------        ------
Balance, December 31, 2003....................   2,632,663    3,106,108        $ 9.58
                                                ==========   ==========        ======
  Authorized..................................     700,000           --            --
  Granted.....................................  (2,053,933)   2,053,933        $ 9.33
  Exercised...................................          --     (739,031)       $ 7.86
  Cancelled...................................     354,705     (354,705)       $15.06
  Repurchased.................................      11,000           --            --
                                                ----------   ----------        ------
Balance, December 31, 2004....................   1,644,435    4,066,305        $ 9.85
                                                ==========   ==========        ======
  Authorized..................................     700,000           --            --
  Granted.....................................  (1,146,286)   1,146,286        $ 8.47
  Exercised...................................          --     (845,168)       $ 7.35
  Cancelled...................................     611,209     (611,209)       $11.19
  Repurchased.................................      77,200           --            --
  Expired.....................................    (156,032)          --            --
                                                ----------   ----------        ------
Balance, December 31, 2005....................   1,730,526    3,756,214        $ 9.54
                                                ==========   ==========        ======

  Executive Plan

     In 2001, in connection with the hiring and appointment of two executive officers of PCTEL, the company granted an aggregate amount of 300,000 options at $8.00 per share outside of any stock option plan, pursuant to individual stock option agreements. As of December 31, 2005, 86,667 options are outstanding.

  1998 Director Option Plan ("Directors Plan")

     The Directors Plan became effective following the company's IPO in October 1999. In June 2003 the shareholders approved amendments to the plan, which added 200,000 shares for a plan total of 400,000 shares and increased the annual options granted to the Board of Directors from 7,500 to 10,000 shares. Therefore, the company reserved a total of 400,000 shares of common stock that the company can issue under the company's Directors Plan. Under our 1998 Directors Plan, any new non-employee director elected to the Board of Directors automatically receives a grant of 15,000 shares of common stock. The 15,000 share options will vest one-third as of each anniversary of its date of grant until the option is fully vested, provided that the optionee continues to serve as a director on such dates. After the initial 15,000 share options are granted to the non-employee director, he or she shall automatically be granted an option to purchase 10,000 shares each year on

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

January 1, if on such date he or she shall have served on the Board of Directors for at least six months. The 10,000 share options shall vest completely on the first year anniversary of their date of grant, provided that the optionee continues to serve as a director on such date. The exercise price of all options shall be 100% of the fair market value per share of the common stock, generally determined with reference to the closing price of the common stock as reported on the NASDAQ National Market on the date of grant. All of the options granted under our 1998 Directors Plan have a term of 10 years. For the year ended December 31, 2005, there were grants of 60,000 options at a weighted average exercise price of $7.93 and no cancellations or exercises under the Directors Plan. As of December 31, 2005, of the total 400,000 authorized for issuance, the company has 130,000 shares remaining that can be granted under the Directors Plan and 270,000 options were outstanding at an exercise price of $10.11.

     The following table summarizes stock option activity under the Director Plan as of December 31, 2005:

                                                                    OPTIONS OUTSTANDING
                                                                 --------------------------
                                                                               WEIGHTED
                                                      OPTIONS              AVERAGE EXERCISE
                                                     AVAILABLE   SHARES         PRICE
                                                     ---------   -------   ----------------
Balance, December 31, 2002.........................   287,500    112,500        $11.66
  Granted..........................................   (37,500)    37,500        $ 7.90
                                                      -------    -------        ------
Balance, December 31, 2003.........................   250,000    150,000        $10.72
                                                      =======    =======        ======
  Granted..........................................   (60,000)    60,000        $10.75
                                                      -------    -------        ------
Balance, December 31, 2004.........................   190,000    210,000        $10.73
                                                      =======    =======        ======
  Granted..........................................   (60,000)    60,000        $ 7.93
                                                      -------    -------        ------
Balance, December 31, 2005.........................   130,000    270,000        $10.11
                                                      =======    =======        ======

     The following table summarizes information about stock options outstanding under the 1995 Plan, 1997 Plan, 2001 Plan, Directors Plan and Executive Options at December 31, 2005:

                                                OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                            ----------------------------   -----------------------------
                                             WEIGHTED-
                                NUMBER        AVERAGE                         NUMBER
                             OUTSTANDING     REMAINING      WEIGHTED-      EXERCISABLE      WEIGHTED-
                             DECEMBER 31,   CONTRACTUAL      AVERAGE       DECEMBER 31,      AVERAGE
RANGE OF EXERCISABLE PRICES      2005          LIFE       EXERCISE PRICE       2005       EXERCISE PRICE
---------------------------  ------------   -----------   --------------   ------------   --------------
$ 5.96 -- $ 7.04.........       421,704        6.51           $ 6.68          332,933         $ 6.70
$ 7.05 -- $ 7.50.........       281,377        7.49           $ 7.24          168,210         $ 7.23
$ 7.53 -- $ 7.53.........       222,925        7.19           $ 7.53          149,338         $ 7.53
$ 7.55 -- $ 7.95.........       634,916         734           $ 7.78          386,620         $ 7.75
$ 7.97 -- $10.25.........       892,229        7.73           $ 9.29          549,610         $ 9.44
$10.33 -- $10.75.........       484,880        8.03           $10.70          482,032         $10.70
$10.80 -- $11.56.........       439,850        7.90           $11.38          435,683         $11.38
$11.60 -- $11.84.........       679,100        8.05           $11.74          679,100         $11.74
$12.16 -- $36.78.........        48,400        6.93           $17.77           48,400         $17.77
$59.00 -- $59.00.........         7,500        4.08           $59.00            7,500         $59.00
                             ------------                                  ------------
  Total..................     4,112,881        7.59           $ 9.54        3,239,426         $ 9.92
                             ============                                  ============

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

     As of December 31, 2004, there were 1,555,523 options exercisable at a weighted average price of $9.77. As of December 31, 2003 there were 1,159,232 options exercisable at a weighted average exercise price of $11.98 and as of December 31, 2002, there were 2,080,916, options exercisable at a weighted average exercise price of $13.40.

  Acceleration of Underwater Options

     On January 28, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested options to purchase shares of common stock of PCTEL that are held by current employees, including executive officers, and which have an exercise price per share equal to or greater than $10.00. Options to purchase 1,606,805 shares of common stock were accelerated under this approval. The company accelerated these options in order to mitigate the associated future share-based compensation expense under SFAS 123(R). The acceleration of these options will result in PCTEL not being required to recognize share-based compensation expense of approximately $3.8 million beginning in the company's quarter ending March 31, 2006 and through the company's quarter ending March 31, 2008. The pro-forma net loss and pro-forma net loss per share for the year ended December 31, 2005 in footnote 1 includes the $3.8 million impact of the acceleration of the underwater options. There was no income statement impact related to the acceleration of options for the year ended December 31, 2005.

  Employee Stock Purchase Plan ("Purchase Plan")

     In May 1998, the company reserved a total of 800,000 shares of common stock for future issuance under the company's Purchase Plan, plus annual increases equal to the lesser of (i) 350,000 shares (ii) 2% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. The Purchase Plan will enable eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is six months. The Purchase Plan will terminate in 2008. During 2005, 69,636 shares were issued under the Purchase Plan. As of December 31, 2005, the company had 1,781,287 shares remaining that can be issued under the Purchase Plan.

  Deferred Stock Compensation

     The company grants restricted shares as employee incentives as permitted under the company's 1997 Stock Plan. In connection with the grant of restricted stock to employees, the company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. Such amount is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable shares. For the year ended December 31, 2005, the company issued restricted stock for $5.6 million and recorded terminations of $0.7 million. The number of restricted shares issued was 720,436 in 2005. For the year ended December 31, 2004, the company issued restricted stock for $3.4 million, recorded terminations of $0.1 million. The number of shares issued in 2004 was 292,778. The number of shares issued increased from prior years due to the decision by the company to emphasize the use of restricted shares as equity incentives in 2005.

     The following table summarizes restricted stock activity for the years ended December 31:

                                                                   WEIGHTED
                                                       SHARES      AVERAGE       SHARES
FISCAL YEAR                                            ISSUED    MARKET PRICE   CANCELLED
-----------                                            -------   ------------   ---------
2003.................................................   67,356      $11.63       205,000
2004.................................................  292,778      $11.45        11,000
2005.................................................  720,436      $ 7.77        77,677

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

NOTE 11.  STOCK-BASED COMPENSATION EXPENSE

Restricted Stock

     The company records the amortization of deferred compensation and stock bonuses within the functional expense lines of the income statement. For the year ended December 31, 2005 the company recorded amortization of deferred compensation of $2.4 million. For the year ended December 31, 2004, the company recorded amortization of deferred compensation of $1.4 million.

Stock Bonuses

     The bonuses for the company's 2005 Short Term Bonus Incentive Plan and the 2005 CEO Stretch Bonus Plan will be paid in shares of the company's common stock. The shares will be issued in the first quarter of 2006. The company recorded stock-based compensation expense of $1.5 million for the Short Term Bonus Incentive Plan for the year ended December 31, 2005. The company recorded stock-based compensation expense of $0.2 million for the 2005 CEO Stretch Bonus Plan for the year ended December 31, 2005.

     Total non-cash compensation is reflected in the statements of operations as follows (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2005      2004     2003
                                                              -------   -------   -----
Cost of goods sold..........................................  $  164        --      --
Research and development....................................     309    $  108    $ 88
Sales and marketing.........................................     812       303     222
General and administrative..................................   2,766     1,014     648
                                                              ------    ------    ----
                                                              $4,051    $1,425    $958
                                                              ======    ======    ====

     The table below summarizes the expected amortization of deferred stock compensation for restricted stock grants outstanding, assuming no terminations and without allowance for future grants, for the years 2006 through 2010. The amount of stock based payment expense to be recorded in future periods could decrease if restricted shares are forfeited. If the company grants additional restricted stock, the amortization of deferred compensation will increase.

FISCAL YEAR                                                   AMOUNT
-----------                                                   ------
2006........................................................  $3,761
2007........................................................   3,581
2008........................................................   3,113
2009........................................................   1,576
2010........................................................     244

NOTE 12.  STOCK REPURCHASES

     In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the common stock. In February and November 2003, the company extended the stock repurchase program to repurchase up to 1,000,000 and 500,000 additional shares, respectively, on the open market from time to time. During 2005, the company repurchased 86,900 shares for approximately $0.8 million and during 2004 the company repurchased 461,400 shares of the common stock for approximately $4.3 million. Since the inception of the stock repurchase program the company has repurchased 2,086,900 shares of the outstanding common stock for approximately $16.6 million.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

     The following table is a history of the share repurchases by year for the year ended December 31($'s in thousands):

FISCAL YEAR                                                    SHARES     AMOUNT
-----------                                                   ---------   -------
2002........................................................    775,800   $ 5,282
2003........................................................    762,800     6,224
2004........................................................    461,400     4,310
2005........................................................     86,900       783
                                                              ---------   -------
Total.......................................................  2,086,900   $16,599

NOTE 13.  LEASE COMMITMENTS

     The company has operating leases for office facilities through 2013 and capital leases for equipment and motor vehicles through 2008. The future minimum rental payments under these leases at December 31, 2005, are as follows (in thousands):

                                                              OPERATING   CAPITAL
                                                              ---------   -------
2006........................................................    1,051        48
2007........................................................    1,085        36
2008........................................................      732        23
2009........................................................      734        19
2010........................................................      529         2
2011 and thereafter.........................................    1,028        --
                                                               ------       ---
Future minimum lease payments...............................   $5,159       128
                                                               ======       ===

     The rent expense under leases in use for the years ended December 31, 2005, 2004 and 2003 was approximately $0.7 million, $0.6 million and $0.7 million, respectively.

NOTE 14.  INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

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

APG (core) and Sigma are separate operating segments. However, given their similar long-term economic characteristics, services provided, processes, types of customers, methods of delivery, regulatory requirements, and meeting certain quantitative thresholds, the company has concluded these operating segments should be combined into a ingle reporting segment -- APG

     PCTEL's chief operating decision maker (CEO) uses only the below measures in deciding how to allocate resources and assess performance among the segments.

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

     The results of operations by segment are as follows (in thousands):

                                         APG      RFSG      MSG     LICENSING   MODEMS   ELIMINATION   CONSOLIDATED
                                       -------   -------   ------   ---------   ------   -----------   ------------
Revenue, year ended December 31,
  2005...............................  $54,249   $14,343   $6,922    $2,289     $  --       $(57)        $77,746
                                                                                                         =======
Gross Profit.........................  $17,604   $10,295   $6,762    $2,207     $  --       $ --         $36,868
Operating Expenses...................                                                                    $41,892
                                                                                                         -------
Operating (Loss).....................                                                                    $(5,024)
                                                                                                         =======

                                        APG      RFSG      MSG     LICENSING   MODEMS    ELIMINATION   CONSOLIDATED
                                      -------   -------   ------   ---------   -------   -----------   ------------
Revenue, year ended December 31,
  2004..............................  $26,451   $10,768   $5,129    $5,936     $   --       $(63)        $48,221
                                                                                                         =======
Gross Profit........................  $10,637   $ 7,177   $4,937    $5,693     $3,208       $ (9)        $31,643
Operating Expenses..................                                                                     $36,183
                                                                                                         -------
Operating (Loss)....................                                                                     $(4,540)
                                                                                                         =======

                                           APG     RFSG     MSG     LICENSING   MODEMS    ELIMINATION   CONSOLIDATED
                                          -----   ------   ------   ---------   -------   -----------   ------------
Revenue, year ended December 31, 2003...  $ --    $8,053   $1,566    $18,488    $17,493      $  --        $45,600
                                                                                                          =======
Gross Profit............................  $ --    $6,037   $1,477    $18,462    $ 7,960      $  --        $33,936
Operating Expenses......................                                                                  $26,866
                                                                                                          -------
Operating (Loss)........................                                                                  $ 7,070
                                                                                                          =======

     The company's revenue to customers outside of the United States, as a percent of total revenues, is as follows:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                               ------------------
                                                               2005   2004   2003
                                                               ----   ----   ----
Europe......................................................    13%     7%     4%
Canada......................................................     3%     5%     0%
Latin America...............................................     2%     5%     0%
Japan.......................................................     2%     1%     0%
Rest of Asia................................................     2%     2%     0%
China & Hong Kong...........................................     1%     1%     9%
Taiwan......................................................     0%     1%    25%
Other.......................................................     1%     1%     5%
                                                                --     --     --
                                                                24%    23%    43%
                                                                ==     ==     ==

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

     Revenue to the company's major customers representing greater than 10% of total revenues by segment during the last three fiscal years are as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
CUSTOMER                                                      2005   2004   2003
--------                                                      ----   ----   ----
TESSCO Technologies.........................................   11%    10%    --%
Intel Corporation...........................................   --%    --%    30%
                                                               --     --     --
                                                               11%    10%    30%
                                                               ==     ==     ==

     As of December 31, 2005, the long-lived assets were primarily located in the United States and Ireland. The assets located in Ireland and the United Kingdom relate to the Sigma acquisition. The long-lived assets by geographic region as of December 31, 2005 and 2004 are as follows (in thousands):

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               2005      2004
                                                              -------   -------
United States...............................................  $33,152   $35,625
Ireland and United Kingdom..................................  $25,705        --
Other.......................................................  $    92   $    43

NOTE 15.  BENEFIT PLANS

 401(k) Plan

     The 401(k) plan covers all of the employees beginning the first of the month following the month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k). The company made $0.5 million in employer contributions to the 401(k) plan for each of the years ended December 31, 2005, 2004 and 2003.

 Post-retirement health insurance

     Effective July 2003, the company started a plan to cover post-retirement health insurance for Martin H. Singer, Chairman of the Board and Chief Executive Officer. Based on an actuarial valuation prepared by RSM McGladrey in accordance with FAS 106, the company's accumulated post retirement benefit obligation for this plan was $141,000 at December 31, 2005. See subsequent footnote 17 related to the amended employment agreement with Martin H. Singer.

 Personal Retirement Savings Account

     The Personal Retirement Savings Account (PRSA) covers all current Sigma employees. Under this plan, there is no limit for employees contributions of their current compensation to the PRSA plan. The company may make discretionary contributions to this plan. The company made contributions of $7,000 for the six months ended December 31, 2005.

 Pension Plan

     Certain Sigma employees participate in a defined benefit pension scheme. Prior to the acquisition in July 2005 and through December 2005, these employees participated in the Sigma Communications Group Retirement and Death Benefit Plan ("old plan"). Effective December 2003, this plan was frozen to new

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

employees. In January 2006, the Sigma participants from the old plan were transferred to a new retirement and death benefit plan ("PCTEL Europe Pension Plan" or "new plan"). The PCTEL Europe Pension Plan has attributes identical to the old plan. All employees retained their service period under the old plan. At December 31, 2005, there were 56 participants in the new plan. The assets will be transferred to the new plan during the quarter ending March 2006. The assets will be invested in the Pension Consensus Fund managed by Irish Life Investment Managers Limited. The amounts included as transfers in the information below are estimates based on actuarial assumptions. Once the assets are transferred, the trustees of the new plan will approve the asset allocations and other financial assumptions. The current financial assumptions are based on the old plan.

     The discount rate is the rate of interest used to discount benefit obligations and has been determined by reference to market yields at the balance sheet date on high quality corporate bonds. The currency and term of the corporate bonds is consistent with the currency and estimated term of the post-employment benefit obligations. At the measurement date of December 31, 2005 the iBoxx index of euro-denominated AA-rated corporate bonds yielded 4.01% per annum, with individual stocks yielding higher amounts. Taking into account the profile and duration of the plan's liabilities, a discount rate of 4.25% has been adopted. The investment strategy pursued by the Pension Consensus Fund is to broadly maintain a diversified portfolio of 60%-90% in real assets such as equities and property, with the balance in monetary assets such as fixed interest and cash. The expected return on plan assets of 6.5% was based on the current asset allocation and the long-term expected returns for each asset class.

     The plan's liabilities under FAS 87 are highly dependent on the yield on corporate bonds. The assets are invested primarily in equities. The mismatch between the notional assets needed to back the liabilities and the assets actually held is likely to result in a significant degree of volatility of the funded status from year to year.

     For the six months ended December 31, 2005, the company recognized consolidated pension expense of $129,000 and contributed approximately $62,000 to the new plan. The company's funding policy is to contribute cash to the pension plan in order to at least meet the minimum contribution requirements. The company will be required to make payments for the under funded amount. Once the new plan is set up, the company will determine the timing of the payments for the under funded balance. The estimated payments to the new plan in 2006 are approximately $0.5 million.

     At December 31, 2005, the defined benefit obligation was $5.8 million, the fair value of the plan assets was $2.6 million, and the company's net pension liability was $3.1 million. From the acquisition date, the pension liability increased $62,000.

     Our expenses for pension benefits was as follows for the six months ended December 31, 2005 (in thousands):

                                                               2005
                                                               ----
Expected return on plan assets..............................   $(86)
Service cost for benefits earned............................     96
Interest cost on benefit obligation.........................    119
                                                               ----
  Net periodic pension cost.................................   $129
                                                               ====

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

     The year end status of the plan was as follows at December 31, 2005 (in thousands):

                                                                2005
                                                               -------
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation, beginning of year.............   $     0
Service cost................................................        96
Interest cost...............................................       119
Plan participants' contribution.............................        39
Net transfer in.............................................     5,559
Actuarial loss..............................................        86
Foreign currency translation adjustment.....................      (103)
                                                               -------
Projected benefit obligation, end of year...................   $ 5,796
                                                               =======
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year................   $     0
Actual return on plan assets................................        57
Employer contributions......................................        63
Plan participants' contribution.............................        39
Net transfer in.............................................     2,526
Foreign currency translation adjustment.....................       (48)
                                                               -------
Fair value of plan assets, end of year......................   $ 2,637
                                                               =======
Funded status...............................................   $(3,159)
Unrecognized net loss.......................................       112
                                                               -------
NET LIABILITY AT END OF YEAR................................   $(3,047)
                                                               -------
PENSION LIABILITY RECOGNIZED ON BALANCE SHEET...............   $(3,047)
                                                               =======
ACCUMULATED BENEFIT OBLIGATION..............................   $ 4,108
                                                               =======

     The following actuarial rate assumptions used in determining the net periodic pension costs recognized in income during 2005:

Discount rate...............................................   4.25%
Expected rate of return on plan assets......................   6.50%
Average compensation inflation..............................   4.00%

     The weighted average actuarial rate assumptions used in determining the benefit obligation at December 31, 2005 were as follows:

Discount rate...............................................   4.25%
Expected rate of return on plan assets......................   4.00%
Average compensation inflation..............................   2.25%

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

     The company's pension plan weighted-average asset allocation at fiscal year end 2005 was as follows:

                                                               DECEMBER 31          TARGET
                                                                   2005           ALLOCATION
                                                              --------------   -----------------
Equity securities...........................................       78.2%           50% - 80%
Debt securities.............................................       12.2%           10% - 25%
Property....................................................        4.9%            0 - 10%
Cash........................................................        4.7%            0 - 10%

     The estimated benefit payments over the next five fiscal years and thereafter are as follows (in thousands):

FISCAL YEAR                                                    AMOUNT
-----------                                                    ------
2006........................................................    $ 12
2007........................................................      66
2008........................................................     104
2009........................................................     107
2010........................................................     142
2011 and thereafter.........................................    $960

NOTE 16.  QUARTERLY DATA (UNAUDITED)

                                                                QUARTERS ENDED,
                                                 ---------------------------------------------
                                                 MAR. 31,    JUNE 30,     SEPT. 30,   DEC. 31,
                                                   2005        2005         2005        2005
                                                 --------   -----------   ---------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.......................................  $15,008      $18,313      $21,632    $22,794
Gross profit...................................    7,438        8,704       10,039     10,687
Loss from operations...........................   (2,697)        (813)        (896)      (619)
Loss before provision for income taxes.........   (2,156)        (382)        (822)      (117)
Net loss.......................................   (2,317)        (322)        (917)      (156)
Basic loss per share...........................  $ (0.12)     $ (0.02)     $ (0.05)   $ (0.01)
Shares used in computing basic loss per
  share........................................   20,043       20,108       20,163     20,257
Diluted earnings loss per share................  $ (0.12)     $ (0.02)     $ (0.05)   $ (0.01)
Shares used in computing diluted loss per
  share........................................   20,043       20,108       20,163     20,257

                                  PCTEL, INC.

                     FOR THE YEAR ENDED: DECEMBER 31, 2005

                                                                QUARTERS ENDED,
                                                 ----------------------------------------------
                                                 MAR. 31,    JUNE 30,     SEPT. 30,    DEC. 31,
                                                   2004        2004          2004        2004
                                                 --------   -----------   ----------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.......................................  $10,690      $11,498      $10,735     $15,298
Gross profit...................................    6,921        7,265        6,285      11,171
Income (loss) from operations..................   (1,689)      (1,169)      (2,517)        835
Income (loss) before provision for income
  taxes........................................   (1,450)        (898)      (2,168)      1,237
Net income (loss)..............................     (468)        (708)      (2,626)      1,064
Basic earnings (loss) per share................  $ (0.02)     $ (0.03)     $ (0.13)    $  0.05
Shares used in computing basic earnings (loss)
  per share....................................   20,127       20,264       20,214      20,024
Diluted earnings (loss) per share..............  $ (0.02)     $ (0.03)     $ (0.13)    $  0.05
Shares used in computing diluted earnings
  (loss) per share.............................   20,127       20,264       20,214      20,179

     During the fourth quarter of 2005, the company changed its estimate regarding the character in taxation of certain leasing income received in 2004 for one of its Israeli subsidiaries. See footnote 7 related to income taxes.

NOTE 17.  SUBSEQUENT EVENT

     On January 6, 2006, upon authorization of the Compensation Committee of the Board of Directors, the company and Martin H. Singer, entered into an amended and restated employment agreement which eliminated the post-retirement healthcare benefits for Mr. Singer and his family that were previously included in his original employment agreement. Mr. Singer requested the elimination of these benefits for reasons related to future corporate expense, the company's commitment to defined contribution plans rather than defined benefit plans, and parity of benefits with other executives of the company. The company will reverse the liability of $141,000 in the quarter ending March 31, 2006.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A:  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of PCTEL management, including the company's Chairman and Chief Executive Officer and its Chief Financial Officer, our management evaluated the effectiveness of the company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2005. Based on that evaluation, the Company's Chairman and Chief Executive Officer and its Chief Financial Officer concluded that the company's disclosure controls and procedures were not effective at the reasonable level of assurance as of December 31, 2005 because of the material weakness discussed below.

(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of PCTEL is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. PCTEL's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that:

     - pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of PCTEL;

     - provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of PCTEL are being made only in accordance with authorizations of management and directors of PCTEL; and

     - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of PCTEL's assets that could have a material effect on the financial statements.

     The management of PCTEL has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has excluded Sigma Wireless Technologies ("Sigma") from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 because Sigma was acquired by the Company through a purchase business combination in July 2005. Sigma is a wholly owned subsidiary of the Company that represents 21% of consolidated total assets and 5% of consolidated revenues, respectively, as of and for the year ended December 31, 2005.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     As of December 31, 2005, the Company did not maintain effective controls over the review, completeness and accuracy of its provision for income taxes and the related financial statement presentation and disclosure of income tax matters. This control deficiency resulted in audit adjustments to the 2005 annual consolidated financial statements with respect to income tax disclosures and the 2005 second quarter consolidated financial statements with respect to the provision for income taxes. In addition, this control deficiency could result in a misstatement of the income tax provision and income tax related financial statement disclosures that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

     Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in "Internal Control-Integrated Framework" issued by the COSO.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     As disclosed in the Company's 2004 Annual Report on Form-10K and in its Quarterly Reports on Form 10-Q for each of the first three quarters of 2005, the Company previously reported a material weakness in internal control over the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have effective controls over determining net operating loss carry backs, applicable state tax rates applied, and the tax effect of stock option exercises. In addition, the Company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to deferred income tax assets and liabilities.

     During the year ended December 31, 2005, the Company made significant progress in executing the remediation plans that were established to address the material weakness in its internal control surrounding the accounting for income taxes. This resulted in certain improvements in the Company's internal control over financial reporting. With the help of external advisors (other than the company's independent registered public accounting firm), the following remedial actions have been undertaken:

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

     - Improved its system of internal controls over the review of the consolidated income tax provision.

     Specifically, the Company's changes in controls over income taxes were successful in the remediation of the deficiencies related to the determination of income tax payable and deferred income tax assets and liabilities.

     As demonstrated by the above, the Company has made significant progress in its efforts to remediate this material weakness during 2005. This is further supported by the Company's overall positive results from its 2005 internal control compliance testing required by Section 404 of the Sarbanes-Oxley Act of 2002, which was carried out by the Company in the third and fourth quarters of 2005. In making its determination as to the status of the remediation of this material weakness, the Company has considered all of the factors outlined above and has concluded that the internal controls surrounding the accounting for income taxes are effectively designed, however, as a result of the audit adjustments, the Company has not demonstrated operating effectiveness with respect to controls over the completeness and accuracy of its income tax provision and the presentation and disclosures related to income taxes. Accordingly, as discussed in "Management's Report on Internal Control Over Financial Reporting" above, the Company reported this as a material weakness as of December 31, 2005.

     In order to remediate this deficiency in internal controls, the Company will continue its training and education efforts in this area so that operating effectiveness can be demonstrated over a period of time that is sufficient to support the conclusion that the material weakness has been remediated. In addition, to further enhance the controls surrounding the accounting for income taxes, the Company will continue its efforts with respect to 1) its oversight over the quarterly and annual preparation of its tax provision and related disclosures by its outside tax consultant, and 2) the need to consider additional resources to help execute its internal controls over the accounting for income taxes.

     Except as otherwise discussed above, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the company's directors and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the sections entitled "Proposal #1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement related to PCTEL's 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year (the "Proxy Statement").

     Certain information required by this item concerning the company's executive officers is set forth in Item 4A of this Report in the section captioned "Executive Officers of the Registrant".

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

     The Code of Ethics is available at the company's website, located at www.pctel.com. It may be found at the website as follows:

     1. From the main web page, click on "Investor Relations,"

     2. Next, click on "Corporate Governance,"

     3. Finally, click on "Financial Code of Ethics."

     The company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on the company's website.

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

     (2) FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is filed as a part of this Report under "Schedule II" immediately preceding the signature page:
     Schedule II -- Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2005. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

     (3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

    EXHIBIT
    NUMBER                                 DESCRIPTION
    -------                                -----------
     2.1      (a)  Asset Purchase Agreement dated March 12, 2003, by and among
                   PCTEL, Inc., PCTEL Maryland, Inc., DTI Holdings, Inc. and
                   Dynamic Telecommunications, Inc.
     2.2      (g)  Registration Rights Agreement dated March 12, 2003, by and between PCTEL, Inc. and Dynamic Telecommunications, Inc.
     2.4      (j)  Asset Purchase Agreement dated October 27, 2004, by and among PCTEL, Inc., MAXRAD, Inc. and ANDREW CORPORATION
     2.5      (l)  Share Acquisition Agreement dated as of July 4, 2005, among
                   PCTEL, Inc., Sigma Wireless Technologies Limited, and other parties, with exhibits
     3.1      (b)  Amended and Restated Certificate of Incorporation of the
                   Registrant, as currently in effect
     3.3      (c)  Amended and Restated Bylaws of the Registrant
     4.1      (b)  Specimen common stock certificate
    10.1      (b)  Form of Indemnification Agreement between PCTEL and each of its directors and officers
    10.2      (b)  1995 Stock option Plan and form of agreements thereunder
    10.4      (b)  1998 Stock option Plan and form of agreements thereunder
    10.5      (b)  1998 Employee Stock Purchase Plan and form of agreements thereunder
    10.18+    (c)  Form of Management Retention Agreement for PCTEL Inc.'s Vice
                   Presidents
    10.23     (d)  2001 Nonstatutory Stock Option Plan and form of agreements hereunder
    10.25+    (c)  Employment Agreement between Jeffrey A. Miller and the
                   Registrant, dated November 7, 2001

    EXHIBIT
    NUMBER                                 DESCRIPTION
    -------                                -----------
    10.26+    (c)  Employment Agreement between John Schoen and the Registrant, dated November 12, 2001
    10.32     (e)  Stock Option Agreement of Jeffrey A. Miller, dated November
                   15, 2001
    10.33     (e)  Stock Option Agreement of John Schoen, dated November 15,
                   2001
    10.35     (f)  Lease agreement dated July 30, 2002 between PCTEL, Inc. and
                   ASP Wheelie, LLC for an office building located at O'Hare
                   Plaza, 8725 West Higgins Road, Chicago, IL 60631
    10.36     (g)  Lease agreement between PCTEL, Inc. and Adaptec, Inc. dated
                   November 5, 2002 for an office building located at 631 South
                   Milpitas Boulevard, Milpitas, CA 95035
    10.37+    (g)  Executive Deferred Compensation Plan
    10.38+    (g)  Executive Deferred Stock Plan
    10.39     (h)  Board of Directors Deferred Compensation Plan
    10.40     (h)  Board of Directors Deferred Stock Plan
    10.42     (i)  Lease agreement dated September 19, 1998 between Dynamic
                   Telecommunications, Inc. and Wisteria Office Park, LLC for
                   an office building located at Wisteria Office Park, 12810
                   Wisteria Drive, Germantown, MD 20874
    10.44     (j)  Purchase and Sale Agreement dated November 1, 2004, between
                   PCTEL, Inc. and Evergreen Brighton, L.L.C
    10.45     (k)  Letter agreement dated May 4, 2005 with Martin H. Singer relating to Dr. Singer's employment agreement
    10.46     (k)  PCTEL, Inc. 2005 CEO Stretch Plan
    10.47     (k)  PCTEL, Inc. 2005 Short-Term Bonus Incentive Plan
    10.48     (k)  (l)Purchase Agreement dated April 14, 2005 between PCTEL
                   Antenna Products Group, a wholly owned subsidiary of PCTEL,
                   Inc. and Quintessence Publishing Company, Inc.
    10.49     (l)  Letter Agreement dated April 18, 2005 between PCTEL, Inc.
                   and Biju Nair
    10.50     (m)  Letter Agreement dated September 16, 2005 between PCTEL
                   Maryland, Inc. and First Campus Limited Partnership
    10.51     (m)  1997 Stock Plan dated May 13, 2004 and accompanying forms of agreement
    10.52     (n)  Amended and Restated Employment Agreement, dated as of
                   January 6, 2006, by and between PCTEL, Inc. and Martin H.
                   Singer
    10.53     (n)  Amended and Restated Retention Agreement, dated as of
                   January 6, 2006, by and between PCTEL, Inc. and Martin H.
                   Singer
    21.1        *  List of Subsidiaries of the Registrant
    23.1        *  Consent of PricewaterhouseCoopers LLP
    24.1        *  Power of Attorney (included on page 72)
    31.1        *  Certification of Principal Executive Officer pursuant to
                   Section 302 of Sarbanes-Oxley Act of 2002
    31.2        *  Certification of Principal Financial Officer pursuant to
                   Section 302 of Sarbanes-Oxley Act of 2002
    32.1        *  Certification of Principal Executive Officer and Principal
                   Financial Officer pursuant to 18 U.S.C. Section 1350 as
                   adopted pursuant to Section 906 of Sarbanes-Oxley Act of
                   2002

---------------

* Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

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

(f) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

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

(k) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(l) Incorporated by reference to exhibit number 2.1 filed with the Registrant's Current Report on Form 8-K filed July 8, 2005.

(m) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Current Report on Form 8-K filed on August 23, 2005.

(n) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(o) Incorporate by reference to the exhibit bearing the same number filed with the Registrant's Current Report on Form 8-K filed on January 10, 2006.

(b) EXHIBITS

     See Item 15(a)(3) above.

(c) FINANCIAL STATEMENT SCHEDULE

     See Item 15(a)(2) above

                                  PCTEL, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                           BALANCE AT   CHARGED TO   CHARGED                  BALANCE AT
                                           BEGINNING    COSTS AND    AGAINST     ADDITION       END OF
DESCRIPTION                                 OF YEAR      EXPENSES    REVENUE   (DEDUCTIONS)      YEAR
-----------                                ----------   ----------   -------   ------------   ----------
YEAR ENDED DECEMBER 31, 2003:
  Allowance for doubtful accounts........    $  368         50        (368)           --         $ 50
  Allowance for customer rebates.........        95         --        (579)          484           --
  Inventory reserves.....................     1,115         55                    (1,115)          55
YEAR ENDED DECEMBER 31, 2004:
  Allowance for doubtful accounts........    $   50        306          --           100         $456
  Inventory reserves.....................        55        357          --                        412
YEAR ENDED DECEMBER 31, 2005:
  Allowance for doubtful accounts........    $  456        268          --          (406)        $318
  Inventory reserves.....................       412        627          --          (174)         865

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

Dated: March 16, 2006

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ MARTIN H. SINGER                       Chairman of the Board,          March 16, 2006
 ------------------------------------------------         Chief Executive Officer
                (Martin H. Singer)                     (Principal Executive Officer)
                                                               and Director


                 /s/ JOHN SCHOEN                          Chief Financial Officer         March 16, 2006
 ------------------------------------------------        (Principal Financial and
                  (John Schoen)                             Accounting Officer)


             /s/ RICHARD C. ALBERDING                            Director                 March 16, 2006
 ------------------------------------------------
              (Richard C. Alberding)


               /s/ BRIAN J. JACKMAN                              Director                 March 16, 2006
 ------------------------------------------------
                (Brian J. Jackman)

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----


                /s/ GIACOMO MARINI                               Director                 March 16, 2006
 ------------------------------------------------
                 (Giacomo Marini)


                 /s/ JOHN SHEEHAN                                Director                 March 16, 2006
 ------------------------------------------------
                  (John Sheehan)


               /s/ CARL A. THOMSEN                               Director                 March 16, 2006
 ------------------------------------------------
                (Carl A. Thomsen)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 2.1    (a)  Asset Purchase Agreement dated March 12, 2003, by and among
             PCTEL, Inc., PCTEL Maryland, Inc., DTI Holdings, Inc. and
             Dynamic Telecommunications, Inc.
 2.2    (g)  Registration Rights Agreement dated March 12, 2003, by and between PCTEL, Inc. and Dynamic Telecommunications, Inc.
 2.4    (j)  Asset Purchase Agreement dated October 27, 2004, by and among PCTEL, Inc., MAXRAD, Inc. and ANDREW CORPORATION
 2.5    (l)  Share Acquisition Agreement dated as of July 4, 2005, among
             PCTEL, Inc., Sigma Wireless Technologies Limited, and other parties, with exhibits
 3.1    (b)  Amended and Restated Certificate of Incorporation of the
             Registrant, as currently in effect
 3.3    (c)  Amended and Restated Bylaws of the Registrant
 4.1    (b)  Specimen common stock certificate
10.1    (b)  Form of Indemnification Agreement between PCTEL and each of its directors and officers
10.2    (b)  1995 Stock option Plan and form of agreements thereunder
10.4    (b)  1998 Stock option Plan and form of agreements thereunder
10.5    (b)  1998 Employee Stock Purchase Plan and form of agreements thereunder
10.18+  (c)  Form of Management Retention Agreement for PCTEL Inc.'s Vice
             Presidents
10.23   (d)  2001 Nonstatutory Stock Option Plan and form of agreements hereunder
10.25+  (c)  Employment Agreement between Jeffrey A. Miller and the
             Registrant, dated November 7, 2001
10.26+  (c)  Employment Agreement between John Schoen and the Registrant, dated November 12, 2001
10.32   (e)  Stock Option Agreement of Jeffrey A. Miller, dated November
             15, 2001
10.33   (e)  Stock Option Agreement of John Schoen, dated November 15,
             2001
10.35   (f)  Lease agreement dated July 30, 2002 between PCTEL, Inc. and
             ASP Wheelie, LLC for an office building located at O'Hare
             Plaza, 8725 West Higgins Road, Chicago, IL 60631
10.36   (g)  Lease agreement between PCTEL, Inc. and Adaptec, Inc. dated
             November 5, 2002 for an office building located at 631 South
             Milpitas Boulevard, Milpitas, CA 95035
10.37+  (g)  Executive Deferred Compensation Plan
10.38+  (g)  Executive Deferred Stock Plan
10.39   (h)  Board of Directors Deferred Compensation Plan
10.40   (h)  Board of Directors Deferred Stock Plan
10.42   (i)  Lease agreement dated September 19, 1998 between Dynamic
             Telecommunications, Inc. and Wisteria Office Park, LLC for
             an office building located at Wisteria Office Park, 12810
             Wisteria Drive, Germantown, MD 20874
10.44   (j)  Purchase and Sale Agreement dated November 1, 2004, between
             PCTEL, Inc. and Evergreen Brighton, L.L.C
10.45   (k)  Letter agreement dated May 4, 2005 with Martin H. Singer relating to Dr. Singer's employment agreement
10.46   (k)  PCTEL, Inc. 2005 CEO Stretch Plan
10.47   (k)  PCTEL, Inc. 2005 Short-Term Bonus Incentive Plan
10.48   (k)  (l)Purchase Agreement dated April 14, 2005 between PCTEL
             Antenna Products Group, a wholly owned subsidiary of PCTEL,
             Inc. and Quintessence Publishing Company, Inc.
10.49   (l)  Letter Agreement dated April 18, 2005 between PCTEL, Inc.
             and Biju Nair
10.50   (m)  Letter Agreement dated September 16, 2005 between PCTEL
             Maryland, Inc. and First Campus Limited Partnership
10.51   (m)  1997 Stock Plan dated May 13, 2004 and accompanying forms of agreement
10.52   (n)  Amended and Restated Employment Agreement, dated as of
             January 6, 2006, by and between PCTEL, Inc. and Martin H.
             Singer
10.53   (n)  Amended and Restated Retention Agreement, dated as of
             January 6, 2006, by and between PCTEL, Inc. and Martin H.
             Singer

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
21.1      *  List of Subsidiaries of the Registrant
23.1      *  Consent of PricewaterhouseCoopers LLP
24.1      *  Power of Attorney (included on page 72)
31.1      *  Certification of Principal Executive Officer pursuant to
             Section 302 of Sarbanes-Oxley Act of 2002
31.2      *  Certification of Principal Financial Officer pursuant to
             Section 302 of Sarbanes-Oxley Act of 2002
32.1      *  Certification of Principal Executive Officer and Principal
             Financial Officer pursuant to 18 U.S.C. Section 1350 as
             adopted pursuant to Section 906 of Sarbanes-Oxley Act of
             2002