Form 10-Q
period 2006-03-31
PC TEL INC
filed 2006-05-10
CIK 1057083

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

[ ] Large accelerated filer   [X] Accelerated filer   [ ]  Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

TITLE                                     OUTSTANDING
-----                                     -----------
Common Stock, par value $.001 per share   22,087,255 as of May 1, 2006

================================================================================

                                   PCTEL, INC.

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                                                            PAGE
                                                                            ----
          PART I

Item 1    Financial Statements
          Condensed Consolidated Balance Sheets                               3
          Condensed Consolidated Statements of Operations                     4
          Condensed Consolidated Statements of Cash Flows                     5
          Notes to the Condensed Consolidated Financial Statements            6
Item 2    Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                          17
Item 3    Quantitative and Qualitative Disclosures about Market Risk         24
Item 4    Controls and Procedures                                            24

          PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                                  26
Item 1A   Risk Factors                                                       26
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds        34
Item 6    Exhibits                                                           34
          Signature                                                          35

                                   PCTEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                                          MARCH 31,   DECEMBER 31,
                                                                             2006         2005
                                                                          ---------   ------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                               $ 58,622     $ 58,966
   Restricted cash                                                              208          208
   Accounts receivable, net of allowance for doubtful
      accounts of $321 and $318, respectively                                13,600       13,725
   Inventories, net                                                           9,827        9,547
   Prepaid expenses and other assets                                          2,407        3,109
                                                                           --------     --------
         Total current assets                                                84,664       85,555
PROPERTY AND EQUIPMENT, net                                                  11,419       11,190
GOODWILL                                                                     31,406       31,020
OTHER INTANGIBLE ASSETS, net                                                 15,609       16,457
OTHER ASSETS                                                                    227          283
                                                                           --------     --------
TOTAL ASSETS                                                               $143,325     $144,505
                                                                           ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        $  2,109     $  2,251
   Income taxes payable                                                       5,256        5,297
   Deferred revenue                                                           1,893        1,944
   Other accrued liabilities                                                  6,388        6,368
                                                                           --------     --------
         Total current liabilities                                           15,646       15,860
   Pension Liability                                                          3,047        3,047
   Other long-term accrued liabilities                                        1,364        1,571
                                                                           --------     --------
         Total liabilities                                                 $ 20,057     $ 20,478
                                                                           ========     ========

STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value, 100,000,000 shares
      authorized, 21,855,121 and 20,423,372 shares issued and
      outstanding at March 31, 2006 and December 31, 2005, respectively          22           22

   Additional paid-in capital                                               161,671      160,825
   Accumulated deficit                                                      (38,850)     (36,652)
   Accumulated other comprehensive income                                       425         (168)
                                                                           --------     --------
         Total stockholders' equity                                         123,268      124,027
                                                                           --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $143,325     $144,505
                                                                           ========     ========

        The accompanying notes are an integral part of these consolidated financial statements.

                                   PCTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED, IN THOUSANDS)

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                   ------------------
                                                     2006      2005
                                                   -------   -------
REVENUES                                           $18,566   $15,008
COST OF REVENUES                                     9,844     7,570
                                                   -------   -------
GROSS PROFIT                                         8,722     7,438
OPERATING EXPENSES:
   Research and development                          2,916     2,470
   Sales and marketing                               3,543     3,115
   General and administrative                        3,748     4,167
   Amortization of intangible assets                 1,037       883
   Restructuring charges, net                          553        --
   Gain on sale of assets and related royalties       (250)     (500)
                                                   -------   -------
      Total operating expenses                      11,547    10,135
                                                   -------   -------
LOSS FROM OPERATIONS                                (2,825)   (2,697)
                                                   -------   -------
OTHER INCOME, NET                                      620       541
                                                   -------   -------
LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES    (2,205)   (2,156)
PROVISION (BENEFIT) FOR INCOME TAXES                    (7)      161
                                                   -------   -------
NET LOSS                                           $(2,198)  $(2,317)
                                                   =======   =======
Basic loss per share                               $ (0.11)  $ (0.12)
Shares used in computing basic loss per share       20,645    20,043
Diluted loss per share                             $ (0.11)  $ (0.12)
Shares used in computing diluted loss per share     20,645    20,043

        The accompanying notes are an integral part of these consolidated financial statements

                                   PCTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             ------------------
                                                                               2006     2005
                                                                              ------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   (2,198)  (2,317)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                            1,527    1,231
      Amortization of stock-based compensation                                 1,149      662
      Gain on sale of assets and related royalties                              (250)    (500)
      Provision for allowance for doubtful accounts                               27       29
   Changes in operating assets and liabilities, net of acquisitions:
      Decrease in accounts receivable                                            136       77
      Increase in inventories                                                   (223)    (288)
      Decrease in prepaid expenses, other current assets, and other assets       809       43
      Increase (decrease) in accounts payable                                   (164)   1,162
      Increase in income taxes payable                                           (41)     (57)
      Increase (decrease) in other accrued liabilities                            18     (687)
      Increase (decrease) in deferred revenue                                   (310)     560
                                                                              ------   ------
         Net cash provided by (used in) operating activities                     480      (85)
                                                                              ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property and equipment                              (792)    (895)
   Proceeds on sale of property and equipment                                     92       --
   Proceeds on sale of assets and related royalties                              250      500
                                                                              ------   ------
         Net cash used in investing activities                                  (450)    (395)
                                                                              ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of withholding tax on stock based compensation                     (1,008)      --
   Proceeds from issuance of common stock                                        666      380
                                                                              ------   ------
         Net cash provided by (used in) financing activities                    (342)     380
                                                                              ------   ------
Net decrease in cash and cash equivalents                                       (312)    (100)
Effect of exchange rate changes on cash                                          (32)     (18)
Cash and cash equivalents, beginning of period                                58,966   83,887
                                                                              ------   ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      58,622   83,769
                                                                              ======   ======

                                   PCTEL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2005.

BASIS OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

     The company uses the United States dollar as the functional currency for the financial statements. The company uses the local currency as the functional currency for its subsidiaries in China (Yuan), Ireland (Euro), and Japan (Yen). Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders' equity. All gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. At March 31, 2006, the cumulative translation adjustment was positive $425,000. The company uses the U.S. dollar as the functional currency for its subsidiaries in Israel and for its branch office in Hong Kong. These consolidated financial statements include the accounts of PCTEL and its subsidiaries after eliminating intercompany accounts and transactions.

NOTE 2. INVENTORIES

     Inventories as of March 31, 2006 were composed of raw materials, sub assemblies, finished goods and work-in-process. Sub assemblies are included within raw materials. As of March 31, 2006 and December 31, 2005, the allowance for inventory losses was $0.9 million.

Inventories consist of the following (in thousands):

                   MARCH 31,   DECEMBER 31,
                      2006         2005
                   ---------   ------------
Raw materials        $6,729       $6,404
Work in process         543          461
Finished goods        2,555        2,682
                     ------       ------
Inventories, net     $9,827       $9,547
                     ======       ======

NOTE 3. EARNINGS PER SHARE

     The following table set forth the computation of basic and diluted earnings per (in thousands, except per share data):

                                                         THREE MONTHS ENDED
                                                              March 31,
                                                         ------------------
                                                           2006      2005
                                                         -------   -------
Net loss                                                 $(2,198)  $(2,317)
                                                         =======   =======
Basic loss per share:
   Weighted average common shares outstanding             21,820    21,135
   Less: Weighted average shares subject to repurchase    (1,175)   (1,092)
                                                         -------   -------
   Weighted average common shares outstanding             20,645    20,043
                                                         -------   -------
Basic loss per share                                     $ (0.11)  $ (0.12)
                                                         =======   =======
Diluted loss per share:
   Weighted average common shares outstanding             20,645    20,043
   Weighted average shares subject to repurchase                *         *
   Weighted average common stock option grants                  *         *
   Weighted average common shares and common stock
      Equivalents outstanding                             20,645    20,043
                                                         -------   -------
Diluted loss per share                                   $ (0.11)  $ (0.12)
                                                         =======   =======

*    These amounts have been excluded since the effect is anti-dilutive.

     Common stock equivalents consist of stock options and restricted shares using the treasury stock method. Common stock options and restricted shares are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants excluded from the calculations of diluted net loss per share were 491,000 and 337,000 for the three months ended March 31, 2006 and March 31, 2005, respectively.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

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

     Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), " Share Based Payments, " as described in Note 5.

NOTE 5. STOCK-BASED COMPENSATION

     In the first fiscal quarter of fiscal 2006, the company adopted SFAS No. 123(R), "Share Based Payments," which revises SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123(R) requires the company to record compensation expense for share-based payments, including employee stock options, at fair value. Prior to fiscal 2006, the company had accounted for its stock based compensation awards pursuant to Accounting Principles Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and its related interpretations, which allowed use of the intrinsic value method. Under the intrinsic value method, compensation expenses for stock option based employee compensation was not recognized in the income statement as all stock options granted by the company had an exercise price equal to the market value of the underlying common stock on the option grant date.

     The company has elected to use the modified prospective transition method to adopt SFAS No. 123(R). Under this transition method, compensation expense includes expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and the expense for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As required under the modified prospective transition method the company has not restated prior period results. As a result, certain components of the company's quarterly financial statements will not be comparable until the first quarter of fiscal 2007, the anniversary of the company's adoption of SFAS No. 123(R). In the quarter ended March 31, 2005, the company accelerated the vesting of all unvested options to purchase shares of common stock of PCTEL that were held by current employees, including executive officers, and which have an exercise price per share equal to or greater than $10.00. The effect of this acceleration resulted in PCTEL not being required to recognize share-based compensation expense of $3.8 million in the periods after adoption of SFAS No. 123(R).

     As part of the adoption of SFAS No. 123(R), the company took the shorthaul approach for the requirement to establish the beginning balance of the additional paid in capital (APIC) pool related to employee compensation. The company determined that it is in a net shortfall position and thus, will start at 0 for the APIC pool in the quarter ending March 31, 2006.

     The company uses both stock options and restricted stock as employee incentives. However, the use of stock options is limited to new employee grants and as a component for annual compensation of the company's Chief Executive Officer.

     Total stock compensation expense for the three months ended March 31, 2006 was $1.2 million in the condensed consolidated statements of operations, which included $0.5 million of restricted stock, $0.3 million for stock options, $0.3 million for stock bonuses, and $0.1 million for our employee stock purchase plan. The company did not realize any tax benefits related to the exercise of stock options or the vesting of restricted stock in the quarter ended March 31, 2006. The impact on net income related to stock-based equity awards was $1.2 million and $0.06 per basic and diluted share in the quarter ended March 31, 2006. The following table summarizes the stock based compensation expense by income statement line item:

                             THREE MONTHS ENDED
                                  MARCH 31,
                                    2006
                             ------------------
Cost of sales                      $   77

Research and development              145
Sales and marketing                   224
General and administrative            703
                                   ------
Total operating expense             1,072

Total                              $1,149
                                   ======

     The company did not capitalize stock-based compensation costs as part of the cost of an asset in the quarter ended March 31, 2006.

Stock Options

     The company issues stock options with exercise prices no less than 100% of the fair value of the company's stock on the grant date. The options contain gradual vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. All unexercised options expire ten years after the date of grant. Prior to 2006, the company used the intrinsic value method to value all stock options issued under these plans, and therefore recorded no compensation expense for these stock options. At January 1, 2006, the company had 0.9 million in unvested stock options outstanding. Beginning in fiscal 2006, the company is recognizing compensation expense on a graded vesting basis. The fair value of each unvested option was estimated based on the date of grant using the Black-Scholes valuation model.

     In the quarter ended March 31, 2006, the company issued 134,590 options with a weighted average fair value of $2.59. Based on this valuation, the company recognized $45,000 of expense in the quarter ended March 31, 2006 and anticipates that it will recognize $0.2 million of expense for these options in fiscal year 2006. Total cost recognized in the quarter ended March 31, 2006 for all stock options was $0.3 million. The company estimates that it will recognize expense of $0.9 million for stock options in fiscal 2006, net of estimated forfeitures. As of March 31, 2006, the unrecognized compensation expense related to the unvested portion of the company's stock options was approximately $1.2 million, net of estimated forfeitures to be recognized through 2009 over a weighted average period of 1.6 years.

     During the quarter ended March 31, 2006, 58,604 options were exercised. The company received $0.4 million in proceeds from the exercise of options during the quarter ended March 31, 2006. The company did not realize any tax benefits related to the exercise of stock options in the quarter ended March 31, 2006.

     The fair value of each unvested option was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions during the three months ended March 31, 2006 and 2005 are provided below:

                           2006   2005
                           ----   ----
Dividend yield             None   None
Expected volatility          50%    36%
Risk-free interest rate     4.3%   3.6%
Expected life (in years)   2.00   2.23

     The risk free interest rate was based on the U.S. Treasury yields with remaining term that approximates the expected life of the options granted. The expected life used for options granted in 2006 was based on historical data of employee exercise performance. Prior to fiscal 2006, the expected life was based on the average life of outstanding options. The estimated volatility for fiscal 2006 was based on the company's historical stock price volatility for the period January 1, 2001 through December 31, 2005. The company believes five years accurately matches the expected term of the options. The company used an expected dividend yield of 0% for all periods because the company has never paid and does not anticipate paying dividends in the foreseeable future. Starting in fiscal 2006, the company used an estimated forfeiture rate based on historical forfeiture data. Prior to fiscal 2006, the company used the actual forfeiture method allowed under SFAS No. 123, which assumed that all options vest and pro forma expense was adjusted when options were forfeited. Based on the Black-Scholes option-pricing model, the weighted average estimated fair value of employee stock option grants was $3.03 for 2005, $3.63 for 2004, and $2.79 for 2003.

A summary of the company's stock option activity and related information follows for the quarter ended March 31, 2006:

                                                WEIGHTED     WEIGHTED
                                   SUMMARY OF    AVERAGE     AVERAGE     AGGREGATE
                                     OPTION     EXERCISE   CONTRACTUAL   INTRINSIC
                                    ACTIVITY      PRICE     LIFE (YRS)     VALUE
                                   ----------   --------   -----------   ---------
Outstanding at December 31, 2005   4,112,881    $ 9.54
Granted                              134,590      8.56
Expired or cancelled                 (70,000)    14.58
Forfeited                            (64,730)     7.95
Exercised                            (58,604)     7.57
                                   ---------    ------
Outstanding at March 31, 2006      4,054,137    $ 9.47         7.40        $3,716
Exercisable at March 31, 2006      3,267,372    $ 9.76         7.07        $2,718

     The following table summarizes information about stock options outstanding under the 1995 Plan, 1997 Plan, 2001 Plan, Directors Plan and Executive Options at March 31, 2006:

                                  OPTIONS OUTSTANDING
                                 ----------------------
                                  WEIGHTED                       OPTIONS EXERCISABLE
                   NUMBER OF       AVERAGE     WEIGHTED   ---------------------------------
  RANGE OF        OUTSTANDING     REMAINING    AVERAGE        NUMBER
 EXERCISABLE       SHARES AT     CONTRACTUAL   EXERCISE   EXERCISABLE AT   WEIGHTED AVERAGE
   PRICES       MARCH 31, 2006      LIFE         PRICE    MARCH 31, 2006    EXERCISE PRICE
-------------   --------------   -----------   --------   --------------   -----------------
$5.96-$7.04          421,183         6.26       $ 6.68         352,819          $ 6.69
$7.07-$7.53          483,130         7.12       $ 7.37         325,640          $ 7.38
$7.55-$7.95          543,355         6.90       $ 7.78         445,178          $ 7.78
$8.00-$8.91          399,142         8.01       $ 8.46         154,983          $ 8.27
$9.00-$10.25         607,007         7.63       $ 9.67         394,721          $ 9.87
$10.33-$10.75        452,880         7.75       $10.70         450,348          $10.70
$10.80-$11.56        432,350         7.65       $11.38         428,683          $11.38
$11.60-$13.30        707,500         7.78       $11.80         707,500          $11.80
$59.00                 7,500         3.84       $59.00           7,500          $59.00
                   ---------                                 ---------
                   4,054,047         7.40       $ 9.47       3,267,372          $ 9.76

Employee Stock Purchase Plan (ESPP)

     Eligible employees are able to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period under the company's Employee Stock Purchase Plan (ESPP). Each offering period is six months. Based on the 15% discount and the fair value of the option feature of this plan, this plan is considered compensatory under SFAS 123(R). Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model. The company recognized compensation expense of $43,000 in the quarter ended March 31, 2006.

     The key assumptions used in the valuation model during the three months ended March 31, 2006 and 2005 are provided below:

                           EMPLOYEE STOCK
                           PURCHASE PLAN
                           --------------
                            2006     2005
                           -----    -----
Dividend yield              None    None
Expected volatility         50%      36%
Risk-free interest rate    4.30%    3.40%
Expected life (in years)    0.5      0.5

Restricted Stock

     As part of the company's long-term incentive plans for employees, the company issues restricted stock to officers, key employees, and directors. Each restricted share entitles the participant to one share of the company's common stock on the vesting date. In connection with the grant of restricted stock to employees, the company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. Compensation expense for restricted stock is recognized on a straight-line basis over the vesting period and is based on the market price of the company's common stock on the grant date. Restricted stock vests based on a service period, typically five years. Starting in the quarter ended March 31, 2006, the company estimated forfeitures based on historical forfeiture data. Prior to 2006, the company used the actual forfeiture method allowed under SFAS No. 123, which assumed that all awards vest and expense was adjusted when restricted stock awards were forfeited. The company recognized stock based compensation expense of $0.6 million and $0.4 million in the quarters ended March 31, 2006 and March 31, 2005, respectively.

     The company issued 275,000 restricted awards in the quarter ended March 31, 2006 with a value of $2.3 million. During the quarter ended March 31, 2006, 166,360 shares vested with a value of $1.5 million. At March 31, 2006, the total unrecognized compensation expense related to restricted stock was approximately $6.1 million, net of forfeitures to be recognized through 2011 over a weighted average period of 2.5 years. The company did not realize any tax benefits related to the vesting of restricted stock in the quarter ended March 31, 2006.

A summary of the company's restricted stock activity and related information follows for the quarter ended March 31, 2006:

                                              WEIGHTED
                                               AVERAGE
                                RESTRICTED   GRANT DATE
                                  SHARES     FAIR VALUE
                                ----------   ----------
Unvested at December 31, 2005   1,103,800       8.51
Granted                           275,000       8.48
Vested                           (166,360)      9.37
Cancelled                         (37,000)      8.22
                                ---------       ----
Unvested at March 31, 2006      1,175,440       8.39

Short Term Incentive

     The bonuses for the company's Short Term Bonus Incentive Plan are paid in shares of the company's common stock. The shares are issued in the first quarter following the end of the fiscal year. The company recorded stock-based compensation expense of $0.3 million and $0.2 million for the Short Term Bonus Incentive Plan for the quarters ended March 31, 2006 and March 31, 2005 respectively. In the quarter ended March 31, 2006, the company issued 140,290 shares, net of shares withheld for payment of withholding taxes, for the 2005 Short Term Bonus Incentive Plan and 14,796 shares, net of shares withheld for payment of withholding tax, for the 2005 CEO Stretch Bonus Plan.

Pro-forma Information

     The company applied the provisions of APB 25 to determine our stock-based compensation expense for all periods prior to January 1, 2006. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of SFAS 123 to our stock-based compensation plans during the three months ended March 31, 2005 (in thousands, except per share data):

                                                                 THREE MONTHS ENDED
                                                                   MARCH 31, 2005
                                                                 ------------------
                                                                    (UNAUDITED)
Net loss -- as reported                                               $(2,317)
Add: Stock-based employee compensation
   expense included in net loss                                       $   662
Less: Stock-based employee compensation expense
   determined under fair value based method for all awards             (4,433)
                                                                      -------
Net loss -- proforma                                                  $(6,088)
                                                                      =======
Net loss per share -- basic as reported                               $ (0.12)
Net loss per share -- basic proforma                                  $ (0.30)
Net loss per share -- diluted as reported                             $ (0.12)
Net loss per share -- diluted proforma                                $ (0.30)

     The pro-forma net loss and pro-forma net loss per share for the quarter ended March 31, 2005 includes the $3.8 million impact of the acceleration of the underwater options.

Employee Withholding Taxes on Stock Awards

     Effective 2006, for ease in administering the issuance of stock awards, the company holds back shares to satisfy minimum withholding tax requirements. The company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the withholding taxes. During the quarter ended March 31, 2006, the company paid $1.0 million for withholding taxes related to stock awards.

NOTE 6. STOCK REPURCHASES

     In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the common stock. In February and November 2003, the company extended the stock repurchase program to repurchase up to 1,000,000 and 500,000 additional shares, respectively, on the open market from time to time. During 2005, the company repurchased 86,900 shares for approximately $0.8 million and during 2004 the company repurchased 461,400 shares of the common stock for approximately $4.3 million. Since the inception of the stock repurchase program the company has repurchased 2,086,900 shares of the outstanding common stock for approximately $16.6 million. The company did not repurchase any shares in the quarter ended March 31, 2006. The company is authorized to purchase 413,100 additional shares under the repurchase program.

     The following table is a history of the share repurchases by year ($'s in thousands):

FISCAL YEAR     SHARES     AMOUNT
-----------   ---------   -------
   2002         775,800   $ 5,282
   2003         762,800     6,224
   2004         461,400     4,310
   2005          86,900       783
Q1 2006               0         0
              ---------   -------
              2,086,900   $16,599

NOTE 7. COMPREHENSIVE INCOME

     The following table provides the calculation of other comprehensive income for the three months ended March 31, 2006 and March 31, 2005 (in thousands):

                                    THREE MONTHS ENDED
                                        March 31,
                                    ------------------
                                      2006      2005
                                    -------   -------
                                        (UNAUDITED)
Net loss                            $(2,198)  $(2,317)
Other comprehensive income:
Cumulative translation adjustment       593       (18)
                                    -------   -------
Comprehensive loss                  $(1,605)  $(2,335)
                                    =======   =======

NOTE 8. RESTRUCTURING CHARGES

Dublin, Ireland Restructuring

     On April 7, 2006, the company reached an agreement in principle with the labor union responsible for the company's manufacturing and certain other personnel in its Dublin, Ireland factory to discontinue the manufacture of the iVET, PMR and DPMR lines of the company's antenna products at that location. This agreement will enable the company to wind down its manufacturing operations at the Dublin facility, terminate 65 redundant employee positions, terminate its facility lease at this location, and reduce its pension obligations to terminated employees. Manufacturing of the discontinued lines of antenna products will be substantially relocated either to a contract manufacturer in St. Petersburg, Russia, or to the company's Antenna Products Group facility in Bloomingdale, Illinois. The process of winding down manufacturing operations in Dublin and relocating the products to their new manufacturing locations is expected to be complete by mid-2006, and the related general and administrative support functions are expected to be eliminated by the end of 2006.

     The company will continue to maintain antenna research and development as well as sales and marketing activities in a smaller facility in Dublin to be established during the last quarter of 2006. The company believes that its restructuring activities in Dublin will enable it to improve the gross profit margins of the antenna product lines that were included with the company's acquisition of Sigma Wireless Technologies in July 2005.

     The company expects to incur restructuring costs related to the discontinuation of its Dublin manufacturing operations. The categories of costs are: severance pay for employees whose jobs are being made redundant; future minimum lease payments through June 2007 on the existing Dublin facility which will be vacated; and, termination of the employee pension defined benefit plan. The severance, future lease payments, and a portion of the termination of the employee pension defined benefit plan will result in future cash expenditures.

     The company will incur severance costs of approximately $1.4 million. Approximately $0.6 million is statutory and is recorded in the first quarter 2006. It is comprised of a gross cost of $1.4 million less a government rebate of $0.8 million. The $1.4 million gross cost is recorded in the balance sheet in Other Accrued Liabilities. The $0.8 million government rebate is recorded in the balance sheet in Prepaid Expenses and Other Assets. The remaining $0.8 million will be recorded over the service period of the affected employees. It is anticipated that the future minimum lease payments between the time the facility is vacated and the end of the minimum lease period will be between $0.1 and $0.2 million. The company is evaluating the potential credit, if any, which will result in the termination of the pension plan and related payout to the pension members. The estimated pension liability at March 31, 2006 is $3.1 million. When those costs or credits are known, the company will make additional disclosure.

     In connection with the discontinuance of manufacturing operations in the Dublin facility, the company will dispose of certain fixed assets. We currently estimate the net book value of such assets to be in a range between $0.3 and $0.5 million. The impairment is non-cash in nature.

The following table shows the restructuring activity during the three months ended March 31, 2006:

                                            ACCRUAL                                             ACCRUAL    RECEIVABLE
                                          BALANCE AT                                          BALANCE AT   BALANCE AT
                                         DECEMBER 31,   RESTRUCTURING                          MARCH 31,    MARCH 31,
                                             2005       CHARGES, NET    PAYMENTS   RECEIPTS      2006         2006
                                         ------------   -------------   --------   --------   ----------   ----------
Severance and employment related costs        $--          $1,381          $--        $--       $1,381        $ --
Government Rebate                                          $ (828)                                            $828
                                              ---          ------          ---        ---       ------        ----
                                              $--          $  553          $--        $--       $1,381        $828
                                              ===          ======          ===        ===       ======        ====

NOTE 9. CONTINGENCIES

WARRANTIES AND SALES RETURNS

     The company's APG segment allows its major distributors and certain other customers to return unused product under specified terms and conditions. In accordance with FAS 48, the company accrues for product returns at the time of original sale based on historical sales and return trends. At March 31, 2006, the company's allowance for sales returns was $284,000.

     The company offers repair and replacement warranties of on average two years for APG products and one year for RFSG products. At March 31, 2006, the company has carried a warranty reserve of $139,000 for these products based on historical sales and costs of repair and replacement trends.

LEGAL PROCEEDINGS

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

     In March 2002, plaintiff Ronald H. Fraser ("Fraser") filed a complaint in the California Superior Court for breach of contract and declaratory relief against the company, and for breach of contract, conversion, negligence and declaratory relief against the company's transfer agent, Wells Fargo Bank Minnesota, N.A. The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April, 2000. At a mandatory settlement conference held in September 2004, Fraser stipulated to judgment in favor of the company. In November 2004 Fraser appealed the judgment entered against him. Fraser filed his opening brief in October 2005. The appellant's reply brief was filed in March 2006. We expect the court to schedule an oral argument later this year. The company believes that this appeal is without merit and intends to defend the appeal vigorously. However, the company cannot predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

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

     The stay regarding the '305 patent was lifted by stipulation of the parties after the company received the Reexamination Certified from the U.S. Patent Office. Claims construction discovery was taken with respect to the '305 patent. A hearing on the construction of the claims of the '305 patent was held in January 2006 and the court issued its claim construction ruling in March 2006 and scheduled a status conference for late May 2006. The parties have agreed to engage in non-binding mediation. No trial date has been set. Although the company believes that it has meritorious claims and defenses, the company cannot predict or determine the outcome or resolution of this proceeding or the potential range of gain if any.

NOTE 10. INCOME TAXES

     For the three months ended March 31, 2006, the company recorded a tax benefit of approximately $7,000. The company provides a full valuation reserve on its deferred tax assets, provides for deferred tax liabilities related to goodwill that is deductible for tax purposes, and is expected to utilize NOL carryforwards to offset a portion of the expected full year tax liability.

     Significant management judgment is required to assess the likelihood that the company's deferred tax assets will be recovered from future taxable income. The company has maintained a full valuation allowance against all the deferred tax assets since 2001, as a result of uncertainties regarding whether they will be realized.

NOTE 11. INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

     PCTEL operates in four distinct reportable segments: Antenna Product (antenna), RF Solutions (test), Mobility Solutions (software), and the Licensing segment. Intercompany sales and profits from Antenna Products to RF Solutions are eliminated. The APG segment includes the results of, Sigma Wireless Technologies ("Sigma"), which was acquired in July 2005, for the three months ended March 31, 2006.

     PCTEL's chief operating decision maker (CEO) uses the measures below in deciding how to allocate resources and assess performance among the segments.

The results of operations by segment are as follows:

                                      APG      RFSG      MSG    LICENSING   ELIMINATION   CONSOLIDATED
                                    -------   ------   ------   ---------   -----------   ------------
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006
Revenue                             $12,388   $3,706   $2,117      $390        $(35)        $18,566
Gross Profit                        $ 3,681   $2,578   $2,082      $385        $ (4)        $ 8,722
Operating Expenses                                                                          $11,547
Operating Loss                                                                              $(2,825)

                                      APG      RFSG      MSG    LICENSING   ELIMINATION   CONSOLIDATED
                                    -------   ------   ------   ---------   -----------   ------------
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005
Revenue                             $10,321   $3,083   $1,122      $492        $(10)        $15,008
Gross Profit                        $ 3,546   $2,328   $1,080      $487        $ (3)        $ 7,438
Operating Expenses                                                                          $10,135
Operating Loss                                                                              $(2,697)

The company's revenues to customers outside of the United States, as a percent of total revenues for the three months ended March 31, 2006, are as follows:

                          THREE MONTHS ENDED
                               MARCH 31,
                          ------------------
(UNAUDITED)                   2006   2005
                              ----   ----
Europe                         20%     9%
Canada                          4%     4%
China & Hong Kong               4%     2%
South & Central America         1%     2%
Taiwan                          0%     1%
Other                           2%     3%
                              ---    ---
                               31%    21%
                              ===    ===

The increase in Europe during the quarter ended March 31, 2006 is primarily the result of the product lines acquired from Sigma in July 2005.

     Revenue to the company's major customers representing 10% or more of total revenues for the three months ended March 31, 2006:

                      THREE MONTHS ENDED
                           MARCH 31,
(UNAUDITED)           ------------------
CUSTOMER                  2006   2005
-----------               ----   ----
Tessco Technologies        11%    13%

Tessco is a customer of the company's APG segment.

NOTE 12. BENEFIT PLANS

401(k) Plan

     The 401(k) plan covers all of the domestic employees beginning the first of the month following the month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k) plan. The company made $151,000 and $145,000 in employer contributions to the 401(k) plan for the three months ended March 31, 2006 and 2005, respectively.

Post-retirement health insurance

     In July 2003, the company started a plan to cover post-retirement health insurance for Martin H. Singer, Chairman of the Board and Chief Executive Officer. On January 6, 2006, upon authorization of the Compensation Committee of the Board of Directors, the company and Mr. Singer, entered into an amended and restated employment agreement which eliminated the post-retirement healthcare benefits for Mr. Singer and his family that were previously included in his original employment agreement. Mr. Singer requested the elimination of these benefits for reasons related to future corporate expense, the company's commitment to defined contribution plans rather than defined benefit plans, and parity of benefits with other executives of the company. The company reversed the liability of $141,000 in the quarter ended March 31, 2006.

Personal Retirement Savings Account

     The Personal Retirement Savings Account (PRSA) covers all current Sigma employees. Under this plan, there is no limit for employee contributions of their current compensation to the PRSA plan. The company may make discretionary contributions to this plan. The company made contributions of $3,000 and $0 for the three months ended March 31, 2006 and 2005, respectively.

Pension Plan

     Certain Sigma employees participate in the Sigma Communications Group Retirement and Death Benefit Plan ("old plan"). This plan was closed to new employees in December 2003. As part of the acquisition of Sigma in July 2005, the company assumed the liability for the Sigma employee participants in that defined benefit plan. At July 4, 2005 and December 31, 2005, a third party actuary determined the company's pension assets, accumulated pension obligation, and the projected benefit obligation related to the Sigma participants in the old plan. As part of the restructuring of the Dublin operation, the company intends to terminate the pension plan and make a payout to the pension members. The termination of the pension plan is scheduled to occur in the second half of 2006, but the company is not able at this time to estimate costs or credits for the pension termination. See footnote 8 on restructuring.

The effect on operations of the pension plan for the three months ended March 31, 2006 and 2005, respectively was as follows:

                                  PENSION BENEFITS
                                 THREE MONTHS ENDED
                                      MARCH 31
                                 ------------------
                                     2006   2005
                                     ----   ----
Service costs                        $ 55    --
Interest costs                         61    --
Expected return on plan assets        (46)   --
                                     ----   ---
Net periodic expense                 $ 70    --
                                     ====   ===

The company made pension contributions of $38,000 in the quarter ending March 31, 2006.

NOTE 13. SIGMA ACQUISITION

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

     In exchange for all of the outstanding shares of Sigma, the company paid cash consideration of 19.4 million Euro (approximately $23.1 million), plus assumed an unfunded pension obligation of approximately 2.5 million Euro (approximately $3.0 million), and incurred approximately 1.7 million Euro (approximately $2.0 million) in transaction costs. In addition to the cash consideration at closing, the selling stockholders of Sigma may earn up to an additional 7.5 million Euro (approximately $9.1 million) in cash based on Sigma's revenue performance over the 18-month period ending December 31, 2006. In April 2006, the company outlined a plan to restructure Dublin manufacturing. See footnote 8 related to Dublin restructuring.

The unaudited pro forma affect on the financial results of PCTEL for the three months ended March 31, 2005 as if the acquisition had taken place on January 1, 2005 are as follows:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                         2005
                                                  ------------------
Revenues                                               $17,738
Loss from Operations                                   $(3,488)
Net Loss                                               $(3,253)
Basic loss per share                                   $ (0.16)
Shares used in computing basic loss per share           20,043
Diluted earnings per share                             $ (0.16)
Shares used in computing diluted loss per share         20,043

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward-looking statements include, among others, those statements including the words, "may," "will," "plans," "seeks," "expects," "anticipates," "intends," "believes" and words of similar import. Such statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC. Factors that might cause future results to differ materially from those discussed in the forward looking statements include, but are not limited to, those discussed in "Factors Affecting Operating Results" and elsewhere in this Quarterly Report.

INTRODUCTION

     PCTEL is focused on growing wireless revenue and maximizing the monetary value of its intellectual property. The company reports revenue and gross profit for the Antenna Products Group (APG), RF Solutions Group (RFSG), Mobility Solutions Group (MSG), and Licensing as separate product segments.

     Growth in wireless product revenue is dependent both on gaining further revenue traction in the existing product profile as well as further acquisitions to support the company's wireless initiatives.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006
(ALL AMOUNTS IN TABLES, OTHER THAN PERCENTAGES, ARE IN THOUSANDS)

REVENUES

                                      APG      RFSG      MSG    LICENSING   ELIMINATION   CONSOLIDATED
                                    -------   ------   ------   ---------   -----------   ------------
THREE MONTHS ENDED MARCH 31, 2006
Revenue                             $12,388   $3,706   $2,117    $  390        $(35)        $18,566
% change from year ago period          20.0%    20.2%    88.7%    (20.7%)        NA            23.7%

THREE MONTHS ENDED MARCH 31, 2005
Revenue                             $10,321   $3,083   $1,122    $  492        $(10)        $15,008
% change from year ago period         101.9%    30.2%     0.4%    (76.6%)        NA            40.4%

     APG began operations with the purchase of MAXRAD in January 2004. Revenues were supplemented in the fourth quarter of fiscal 2004 with the acquisition of several product lines from Andrew Corporation in October 2004 and in the third quarter of fiscal 2005 with the acquisition of Sigma in July 2005. For the three months ended March 31, 2006, revenue growth excluding the product lines acquired from Sigma was approximately 3% higher than the comparable period of last year. The company experienced softness in some of its mobile antenna product line that adversely affected the organic growth comparison. Approximately 17% of the revenue growth in the quarter-to-quarter comparison was attributable to the product lines acquired from Sigma (iVET and PMR).

     RFSG revenues were approximately $3.7 million in the three months ended March 31, 2006, up approximately 20% from the comparable period in fiscal 2005. The company continued to benefit from the roll out of UMTS networks and the related need for 3G scanners. The segment also benefits when carrier capital spending slows down, and the carriers need greater capacity with their existing infrastructure. The RFSG scanning products enable cellular network engineers to optimize the performance of the current networks.

     MSG revenues increased approximately 89% in the three months ended March 31, 2006 compared to the same period in fiscal 2005. The increase in revenues is from growth in established wireless data products and from IMS (IP multimedia subsystem) revenue.

     Licensing revenues declined approximately $0.1 million in the three months ended March 31, 2006 compared to the comparable period in fiscal 2005. This segment continues to be affected by the expiration of older licensing agreements related to modem technology. Absent resolution to the litigations with Agere or Lucent, licensing revenue is expected to be approximately $0.4 million in the second quarter 2006.

     Intercompany sales from APG to RFSG are eliminated in consolidation.

GROSS PROFIT

                                      APG     RFSG      MSG    LICENSING   ELIMINATION   CONSOLIDATED
                                    ------   ------   ------   ---------   -----------   ------------
THREE MONTHS ENDED MARCH 31, 2006
Gross Profit                        $3,681   $2,578   $2,082    $  385         $(4)         $8,722
Percentage of revenue                 29.7%    69.6%    98.3%     98.7%         NA            47.0%
% change from year ago period          3.8%    10.7%    92.8%    (20.9%)        NA            17.3%

THREE MONTHS ENDED MARCH 31, 2005
Gross Profit                        $3,546   $2,328   $1,080    $  487         $(3)         $7,438
Percentage of revenue                 34.4%    75.5%    96.3%     99.0%         NA            49.6%
% change from year ago period         65.9%    44.1%     0.5%     76.7%         NA             7.5%

     The company's product segments vary significantly in gross profit percent. The decline in overall gross profit as a percentage of revenues compared to the prior year is due primarily to the decline in gross profit percentage of APG products.

     Gross profit as a percentage of revenue for APG was 29.7% in the three months ended March 31, 2006, approximately 4.7% lower than the comparable period in fiscal 2005. The addition of product lines from Sigma impacted the gross profit percentage unfavorably by 6.1% in the three months ended March 31, 2006. The discontinuation of Dublin manufacturing and outsourcing to contract manufactures is expected to yield gross margins comparable with the core APG product lines by the fourth quarter of fiscal 2006.

     Gross profit as a percentage of revenue for RFSG was 69.6% in the three months ended March 31, 2006, approximately 5.9% lower than the comparable period in fiscal 2005. There was a heavier mix of software in the first quarter of 2005, which produces higher margins than the traditional RFS products. The company expects long-term gross profit in this segment to be between 70% and 75%.

     Gross profit as a percentage of revenue for MSG was approximately 98.3% and 96.3% for the three months ended March 31, 2006 and March 31, 2005 respectively. The cost of goods sold in the segment relates primarily to third party licenses included in the Roaming Client product. The company expects long-term gross profit in this segment to be in the upper 90% range.

     Gross profit as a percentage of revenue for Licensing was 98.7% and 99.0% for the three and nine months ended March 31, 2006 and March 31, 2005, respectively.

RESEARCH AND DEVELOPMENT

                                THREE MONTHS ENDED   THREE MONTHS ENDED
                                  MARCH 31, 2006       MARCH 31, 2005
                                ------------------   ------------------
Research and development              $2,916               $2,470
Percentage of revenues                  15.7%                16.5%
% change from year ago period           18.1%                20.1%

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

     Research and development expenses increased approximately $0.4 million for the three months ended March 31, 2006 compared to the comparable period in 2005. The increase is due to the costs associated with the addition of the Sigma product lines ($0.3 million) and higher stock compensation expenses ($0.1 million).

SALES AND MARKETING

                                THREE MONTHS ENDED   THREE MONTHS ENDED
                                  MARCH 31, 2006       MARCH 31, 2005
                                ------------------   ------------------
Sales and Marketing                   $3,543               $3,115
Percentage of revenues                  19.1%                20.8%
% change from year ago period           13.7%                 3.8%

     Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

     Sales and marketing expenses increased approximately $0.4 million for the three months ended March 31, 2006 compared to the same period in fiscal 2005. The increase is due to the costs associated with the addition of the Sigma product lines ($0.4 million).

GENERAL AND ADMINISTRATIVE

                                THREE MONTHS ENDED   THREE MONTHS ENDED
                                  MARCH 31, 2006       MARCH 31, 2005
                                ------------------   ------------------
General and Administrative            $3,748               $4,167
Percentage of revenues                  20.2%                27.8%
% change from year ago period          (10.1%)               22.8%

     General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

     General and administrative expenses decreased approximately $0.4 million for the three months ended March 31, 2006 compared to the same period in fiscal 2005 due to lower legal expenses, professional service fees, and reversal of CEO retirement benefits, offset by higher stock compensation expenses and the costs associated with the addition of the product lines from Sigma.

AMORTIZATION OF OTHER INTANGIBLE ASSETS

                                THREE MONTHS ENDED   THREE MONTHS ENDED
                                  MARCH 31, 2006       MARCH 31, 2005
                                ------------------   ------------------
Amortization of other
   intangible assets                  $1,037               $883
Percentage of revenues                   5.6%               5.9%

     The amortization of intangible assets relates to DTI in 2003, MAXRAD in January 2004, the antenna product lines from Andrew Corporation in October 2004, and Sigma in July 2005. The $0.2 million increase for amortization in the three months ended March 31, 2006 is due to the impact of the third quarter fiscal 2005 acquisition of Sigma.

RESTRUCTURING CHARGES

                                THREE MONTHS ENDED   THREE MONTHS ENDED
                                  MARCH 31, 2006       MARCH 31, 2005
                                ------------------   ------------------
Restructuring Charges                  $553                $ --
Percentage of revenues                  3.0%                0.0%

     On April 7, 2006, the company reached an agreement in principle with the labor union responsible for the company's manufacturing and certain other personnel in its Dublin, Ireland factory to discontinue the manufacture of the iVET, PMR and DPMR lines of the company's antenna products at that location. This agreement will enable the company to wind down its manufacturing operations at the Dublin facility, terminate 65 redundant employee positions, terminate its facilities lease at this location, and reduce its pension obligations to terminated employees. Manufacturing of the discontinued lines of antenna products will be substantially relocated either to a contract manufacturer in St. Petersburg, Russia, or to the company's Antenna Products Group facility in Bloomingdale, Illinois. The process of winding down manufacturing operations in Dublin and relocating the products to their new manufacturing locations is expected to be complete by mid- 2006, and the related general and administrative support functions are expected to be eliminated by the end of 2006.

     The company will continue to maintain antenna research and development as well as sales and marketing activities in a smaller facility in Dublin to be established during the last quarter of 2006. The company believes that its restructuring activities in Dublin will enable it to improve the gross profit margins of the antenna product lines that were included with the company's acquisition of Sigma Wireless Technologies in July 2005.

     The company expects to incur restructuring costs related to the discontinuation of its Dublin manufacturing operations. The categories of costs are: severance pay for employees whose jobs are being made redundant; future minimum lease payments through June 2007 on the existing Dublin facility which will be vacated; and, termination of the employee pension defined benefit plan. The severance, future lease payments, and a portion of the termination of the employee pension defined benefit plan will result in future cash expenditures.

     The company will incur severance costs of approximately $1.4 million. Approximately $0.6 million is statutory and is recorded in the first quarter 2006. It is comprised of a gross cost of $1.4 million less a government rebate of $0.8 million. The $1.4 million gross cost is recorded in the balance sheet in Other Accrued Liabilities. The $0.8 million government rebate is recorded in the balance sheet in Prepaid Expenses And Other Assets. The remaining $0.8 million will be recorded over the service period of the affected employees. It is anticipated that the future minimum lease payments between the time the facility is vacated and the end of the minimum lease period will be between $0.1 and $0.2 million. The company is still evaluating the potential credit, if any, which would be incurred with the termination of the pension plan and related payout to the pension members. It is not in a position at this time to estimate costs or credits for the pension termination. When those costs or credits are known, the company will make additional disclosure.

     In conjunction with the discontinuance of manufacturing operations in the Dublin facility, the company will dispose of fixed assets no longer required. It anticipates the net book value of such assets to be in a range between $0.3 and $0.5 million. The impairment is non-cash in nature.

GAIN ON SALE OF ASSETS AND RELATED ROYALTIES

                                THREE MONTHS ENDED   THREE MONTHS ENDED
                                  MARCH 31, 2006       MARCH 31, 2005
                                ------------------   ------------------
Gain on sale of assets and
   related royalties                   $250                 $500
Percentage of revenues                  1.3%                 3.3%

     For the three months ended March 31, 2006, the gain on sale of assets and related royalties consists of $0.3 million for Conexant royalties. The company recorded royalties of $0.5 million from Conexant in the first quarter of fiscal 2005. The company renegotiated the royalty agreement with Conexant in the third quarter of 2005 whereby the cap on the quarterly payments was lowered but the term of the agreement was extended.

OTHER INCOME, NET

                                THREE MONTHS ENDED   THREE MONTHS ENDED
                                  MARCH 31, 2006       MARCH 31, 2005
                                ------------------   ------------------
Other income, net                      $620                 $541
Percentage of revenues                  3.3%                 3.6%

     Other income, net, consists primarily of interest income, and also foreign exchange gains and losses. Interest income increased for the three months ended March 31, 2006 compared to the same periods in fiscal 2005 due to higher interest rates.

PROVISION (BENEFIT) FOR INCOME TAXES

                                THREE MONTHS ENDED   THREE MONTHS ENDED
                                  MARCH 31, 2006       MARCH 31, 2005
                                ------------------   ------------------
Provision (benefit) for
   income taxes                        $ (7)                $ 161
Effective Tax Rate                      0.3%                 (7.5%)

     The tax rate for the three months ended March 31, 2006 and March 31, 2005, respectively differs from the statutory rate of 35% because the company provides a full valuation reserve on its deferred tax assets, provides for deferred tax liabilities related to goodwill that is deductible for tax purposes, and is expected to utilize NOL carryforwards to offset a portion of the expected full year tax liability.

     The Company regularly evaluates its estimates and judgments related to uncertain tax positions and, when necessary, establishes contingency reserves to account for its uncertain tax positions. As we obtain more information via the settlement of tax audits and through other pertinent information, these projections and estimates are reassessed and may be adjusted accordingly. These adjustments may result in significant income tax provisions or provision reversals.

STOCK-BASED COMPENSATION EXPENSE

     On January 1, 2006, the company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based awards based on estimated fair values. In the three months ended March 31, 2006, the company recognized stock-based compensation expense of $1.2 million in the condensed consolidated statements of operations, which included $0.5 million of restricted stock, $0.3 million for stock options, $0.3 million for stock bonuses, and $0.1 million for our employee stock purchase plan. Prior to the adoption of SFAS No. 123(R), the company accounted for stock-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS No.
123. As a result, stock options had no intrinsic value on their grant dates, and the company did not record any compensation expense for stock options. Prior to the adoption of SFAS No. 123(R), the company did not record any compensation expense for the employee stock purchase plan, which was deemed non-compensatory.

     The company estimates compensation expense of $0.9 million, net of forfeitures in 2006 related to stock options and $0.2 million compensation expense in 2006 related to the employee stock purchase plan. The company will continue to use both stock options as a long-term employee incentive. However, the use of stock options is currently limited to new employee grants and as a component for annual compensation of the company's Chief Executive Officer. The company will emphasize restricted stock for employee incentives.

     In the three months ended March 31, 2005, the company recorded stock-based compensation expense of $0.7 million, including $0.4 million for restricted stock and $0.2 million for stock bonuses. The following table summarizes the stock based compensation expense by income statement line item for the three months ended March 31, 2006 and March 31, 2005, respectively:

                             THREE MONTHS ENDED   THREE MONTHS ENDED
                               MARCH 31, 2006       MARCH 31, 2005
                             ------------------   ------------------
Cost of sales                      $   77                $  2

Research and development              145                  50
Sales and marketing                   224                 133
General and administrative            703                 477
                                   ------                ----
Total operating expense             1,072                 660

Total                              $1,149                $662
                                   ======                ====

LIQUIDITY AND CAPITAL RESOURCES

                                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                                        MARCH 31, 2006       MARCH 31, 2005
                                                      ------------------   ------------------
Net cash provided by (used in) operating activities        $   480              $   (85)
Net cash used in investing activities                         (450)                (395)
Net cash (used in) provided by financing activities           (342)                 380
Cash, cash equivalents at the end of period                 58,622               83,769
Working capital at the end of period                        69,018               87,003

     The company's operating activities provided approximately $0.5 million of net cash for the three months ended March 31, 2006. The increase in cash from operating activities for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is due to positive cash flow changes in both prepaid expenses and other assets, and accrued liabilities. The positive cash flow from prepaid expenses and other assets is primarily due to a federal income tax refund received in the three months ended March 31, 2006. Cash flow related to accrued liabilities was negative in the three months ended March 31, 2005 due to the payout of retention bonuses related to the DTI acquisition. The company used approximately $0.5 million for investing activities during the three months ended March 31, 2006. The company used approximately $0.8 million for capital expenditures, offsetting proceeds from royalties of $0.2 and sale of fixed assets of $0.1 million. For the three months ended March 31, 2006, financing activities included $1.0 million for the payment of withholding tax on stock-based compensation offsetting approximately $0.7 million of proceeds for the issuance of common stock related to stock option exercises and shares purchased through the Employee Stock Purchase Plan.

     As of March 31, 2006, the company had approximately $58.6 million in cash and cash equivalents and working capital of approximately $69.0 million. The decline in the cash balance and working capital compared to the three months ended March 31, 2005 is due primarily to the acquisition of Sigma.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following summarizes the contractual lease obligations for office and product assembly facilities, motor vehicles, and equipment and the effect such obligations are expected to have on the liquidity and cash flows in future periods (in thousands):

                                Less than                            After
                        Total     1 year    1-3 years   4-5 years   5 years
                       ------   ---------   ---------   ---------   -------
Leases                 $5,084     $1,210      $2,500       $956      $418
Purchase commitments      135        135
                       ------     ------      ------       ----      ----
Total obligations       5,219      1,345       2,500        956       418

     These obligations for leases include $116,000 related to capital leases for motor vehicles and manufacturing equipment in Dublin, Ireland.

     In the quarter ended March 31, 2006, the company relocated its RFSG operations to a new leased facility in Germantown, Maryland. The company is still obligated for the operating lease on Wisteria Drive in Germantown, Maryland through July 2007. The company recorded an expense of $0.2 million in the quarter ended March 31, 2006 for the remaining net lease obligation.

     The company has a remaining firm purchase contract for $135,000 with an RFSG software supplier. The quantity committed represents the lifetime requirements for this software. The company has no other firm inventory purchase contract commitments with major suppliers beyond near term needs.

     As part of the acquisition of Sigma, the selling stockholders of Sigma may earn up to an additional 7.5 million Euro (approximately $9.1 million) in cash based on Sigma's revenue performance over the 18-month period ending December 31, 2006. The company believes that such a payout for Sigma's revenue performance is unlikely.

     In April 2006, the company announced a restructuring plan for Dublin manufacturing. As part of the restructuring, the company will terminate the pension plan related to its Dublin employees in the quarter ending June 30, 2006. The financial obligation from this pension termination and financial statement impact are not known at this time. See footnote 8 related to the company's restructuring plan.

CHANGE IN CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The company uses certain critical accounting policies as described in "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of its Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Accounting policies

     The company adopted SFAS No. 123(R), "Share Based Payments," during the three months ended March 31, 2006. SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based awards based on estimated fair values. Our share-based awards include stock options, restricted stock awards, stock bonuses, and the company's Employee Stock Purchase Plan. Prior to the adoption of SFAS No. 123(R), the company accounted for stock-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123. As a result, stock options had no intrinsic value on their grant dates, and the company did not record any compensation expense for stock options. The company has elected to use the modified prospective transition method to adopt SFAS No. 123(R). Under this transition method starting in 2006, compensation expense will include expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and the expense for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

     The company uses the Black-Scholes model to estimate the fair value of our options awards and employee stock purchase rights issued under our Employee Stock Purchase Plan. Based on this valuation, the company is recognizing compensation expense for stock options on a graded vesting basis. The Black-Scholes model requires estimates of the expected term of the option, future volatility, and the risk-free interest rate. See footnote 5 related to stock-based compensation. In addition to the assumptions used to calculate the fair value of our options, the company is required to estimate the expected forfeiture rate of all share-based award and only recognize expense for those awards we expect to vest. The stock-based compensation expense recognized in our condensed consolidated statements of operations has been reduced for estimated forfeitures.

Estimates

     This discussion and analysis of financial condition and results of operations is based on the company's condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, the company has made its best estimates and judgments of certain amounts included in the financial statements. Estimates are revised periodically. Actual results could differ from these estimates.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk from changes in interest rates and foreign exchange rates.

INTEREST RATE RISK

     We manage the sensitivity of our results of operations to credit risks and interest rate risk by maintaining a conservative investment portfolio. The primary objective of our investment activities is to preserve principal without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in money market funds, which are fixed at $1 per share and for which only the yield fluctuates. Due to changes in interest rates, our future investment income may fall short of expectations. Since the company invests in money market funds, we have no unrealized holding gains or losses as of March 31, 2006 and 2005, respectively. A hypothetical increase or decrease of 10% in market interest rates would not result in a material change in interest income earned through maturity on investments held at March 31, 2006. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes.

FOREIGN CURRENCY RISK

     We are exposed to currency fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating the majority of transactions in U.S. dollars. Beginning in July 2005, our results include commercial activity by Sigma. Sigma transactions are denominated primarily in pounds sterling and Euro. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the three months ended March 31, 2006. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuation gains for the three months ended March 31, 2006 and 2005 was positive $593,000 and negative 18,000, respectively.

ITEM 4: CONTROLS AND PROCEDURES

     (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, under the supervision and with the participation of PCTEL management, including the company's Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the company's Chief Executive Officer and its Chief Financial Officer concluded that the company's disclosure controls and procedures were ineffective as of March 31, 2006 because of the material weakness originally identified in the fourth quarter of 2004 (discussed below). In light of the material weakness described below, the company performed additional analysis and other post-closing procedures to ensure our financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004 and December 31, 2005, the company did not maintain effective controls over the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the company did not have effective controls over determining net operating loss carrybacks, applicable state tax rates applied, and the tax effect of stock option exercises. In addition, the company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to deferred income tax assets and liabilities. This control deficiency resulted in audit adjustments to the financial statements for the fourth quarter 2004, to the 2005 annual consolidated financial statements with respect to income tax disclosures, and the 2005 second quarter consolidated financial statements with respect to the provision for income taxes. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constituted a material weakness. The remediation plan for the material weakness identified at December 31, 2004 and December 31, 2005 is described below. Because the remediation of this material weakness is still in process, the company's Chief Executive Officer and its Chief Financial Officer has concluded that the company did not maintain effective internal control over financial reporting as of March 31, 2006, based on criteria in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Management has excluded Sigma from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 because Sigma was acquired by the company through a purchase business combination in July 2005. Sigma is a wholly owned subsidiary of the company that represents 21% of consolidated total assets and 9% of consolidated revenues, respectively, as of and for the three months ended March 31, 2006.

     (B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     The company made significant progress during the year ended December 31, 2005 in executing the remediation plans that were established to address the material weakness in its internal control surrounding the accounting for income taxes. This resulted in certain improvements in the company's internal control over financial reporting. With the help of external advisors (other than the company's independent registered public accounting firm), the following remedial actions have been undertaken:

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

     As demonstrated by the above, the company has made significant progress in its efforts to remediate this material weakness during 2005 and the first quarter ended March 31, 2006. This is evidenced by the company's overall positive results from its 2005 internal control compliance testing required by
Section 404 of the Sarbanes-Oxley Act of 2002, which was carried out by the Company in the third and fourth quarters of 2005. In making its determination as to the status of the remediation of this material weakness, the company has considered all of the factors outlined above and has concluded that the internal controls surrounding the accounting for income taxes are effectively designed, however, as a result of the audit adjustments in 2004 and 2005, the company has not demonstrated operating effectiveness with respect to controls over the completeness and accuracy of its income tax provision and the presentation and disclosures related to income taxes. The remediation efforts are in processs, but have not been completed as of March 31, 2006.

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

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

     In March 2002, plaintiff Ronald H. Fraser ("Fraser") filed a complaint in the California Superior Court for breach of contract and declaratory relief against the company, and for breach of contract, conversion, negligence and declaratory relief against the company's transfer agent, Wells Fargo Bank Minnesota, N.A. The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April, 2000. At a mandatory settlement conference held in September 2004, Fraser stipulated to judgment in favor of the company. In November 2004 Fraser appealed the judgment entered against him. Fraser filed his opening brief in October 2005. The appellant's reply brief was filed in March 2006. We expect the court to schedule an oral argument later this year. The company believes that this appeal is without merit and intends to defend the appeal vigorously. However, the company cannot predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

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

     The stay regarding the '305 patent was lifted by stipulation of the parties after the company received the Reexamination Certified from the U.S. Patent Office. Claims construction discovery was taken with respect to the '305 patent. A hearing on the construction of the claims of the '305 patent was held in January 2006 and the court issued its claim construction ruling in March 2006 and scheduled a status conference for late May 2006. The parties have agreed to engage in non-binding mediation. No trial date has been set. Although the company believes that it has meritorious claims and defenses, the company cannot predict or determine the outcome or resolution of this proceeding or the potential range of gain if any.

ITEM 1A: RISK FACTORS

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

     Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of March 31, 2006, we employed a total of 74 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired. FAILURE TO MANAGE OUR TECHNOLOGICAL AND PRODUCT GROWTH COULD STRAIN OUR MANAGEMENT, FINANCIAL AND ADMINISTRATIVE RESOURCES.

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

     In addition to our wireless product lines, we offer our intellectual property through licensing and product royalty arrangements. We have over 100 U.S. patents granted or pending addressing both essential International Telecommunications Union and non-essential technologies. In connection with our intellectual property licensing efforts, we have filed several patent infringement lawsuits and are aggressively pursuing unlicensed companies to license their unauthorized use of our intellectual property. We have pending patent infringement litigation claims with Agere and Lucent. We expect litigation to continue to be necessary to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of these litigation matters, we cannot assure you that we will ultimately prevail or receive the judgments that we seek. We may not be able to obtain licensing agreements from these companies on terms favorable to us, if at all. In addition, we may be required to pay substantial monetary damages as a result of claims these companies have brought against us which could materially and adversely affect our business, financial condition and operating results.

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

     Our ability to sustain and grow revenue from the licensing of our intellectual property is dependent on our ability to enforce our intellectual property rights. Our ability to enforce these rights is subject to many challenges and may be limited. For example, one or more of our pending patents may never be issued. In addition, our patents, both issued and pending, may not prove enforceable in actions against alleged infringers Agere and Lucent have currently pending claims seeking to invalidate one or more of our patents. If a court were to invalidate one or more of our patents, this could materially and adversely affect our licensing program. Furthermore, some foreign laws, including those of various countries in Asia, do not protect our proprietary rights to the same extent as United States laws.

                        RISKS RELATED TO OUR COMMON STOCK

THE TRADING PRICE OF OUR STOCK PRICE MAY BE VOLATILE BASED ON A NUMBER OF FACTORS, SOME OF WHICH ARE NOT IN OUR CONTROL.

     The trading price of our common stock has been highly volatile. The common stock price has fluctuated from a low of $6.70 to a high of $10.16 during the past twelve months. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

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

     In connection with reporting our financial results for the year ended December 31, 2004 and 2005, we identified and described a "material weakness" (as defined by the relevant accounting standards) in our internal control related to our accounting for income taxes. Specifically, we did not have effective controls over determining net operating loss carrybacks, applicable state tax rates applied, and the tax effect of stock option exercises. In addition, we did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to deferred income tax assets and liabilities. This control deficiency resulted in audit adjustments to the fourth quarter 2004 financial statements. To address the material weakness described above, PCTEL has engaged an outside tax consultant and has implemented an internal training program to enhance the capabilities of its internal tax personnel. The remediation program to address the previously identified material weakness and remediation testing for other internal control deficiencies identified in 2004 is still in process. The occurrence of control deficiencies in our internal control, and material weaknesses in particular, adversely affect our ability to report our financial results on a timely and accurate basis.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     There were no share repurchases under the company's repurchase program during the three months ended March 31, 2006:

     In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock, which was completed in February 2003. We announced this stock repurchase program in our Quarterly Report Form 10-Q for the quarterly period ended March 31, 2002. In February and November 2003, we extended our stock repurchase program to repurchase up to 1,000,000 and 500,000 additional shares, respectively, on the open market from time to time. We announced the extensions of our stock repurchase program in our stock repurchase program in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and in our Annual Report on Form 10-K for the period ended December 31, 2003, respectively.

ITEM 6: EXHIBITS

EXHIBIT
 NUMBER     DESCRIPTION
---------   -----------
10.52 (a)   Amended and Restated Employment Agreement, dated as of January 6,
            2006, by and between PCTEL, Inc. and Martin H. Singer

10.53 (a)   Amended and Restated Retention Agreement, dated as of January 6,
            2006, by and between PCTEL, Inc. and Martin H. Singer

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

                                         PCTEL, Inc.
                                         A Delaware Corporation
                                         (Registrant)


                                         /s/ MARTIN H. SINGER
                                         ---------------------------------------
                                         Martin H. Singer
                                         Chairman of the Board and
                                         Chief Executive Officer

Date: May 10, 2006