Form 10-Q
period 2006-06-30
PC TEL INC
filed 2006-08-08
CIK 1057083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

TITLE                                     OUTSTANDING
-----                                     -----------
Common Stock, par value $.001 per share   22,182,411 as of August 1, 2006

                                   PCTEL, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                                                            PAGE
                                                                            ----
        PART I

Item 1  Financial Statements
        Condensed Consolidated Balance Sheets                                 3
        Condensed Consolidated Statements of Operations                       4
        Condensed Consolidated Statements of Cash Flows                       5
        Notes to the Condensed Consolidated Financial Statements              6
Item 2  Management's Discussion and Analysis of Financial Condition          18
        And Results of Operations
Item 3  Quantitative and Qualitative Disclosures about Market Risk           26
Item 4  Controls and Procedures                                              27

        PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                                    28
Item 1A Risk Factors                                                         29
Item 4  Submission of Matters to a Vote of Security Holders                  37
Item 6  Exhibits                                                             37
        Signature                                                            38

                                   PCTEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (UNAUDITED, IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                        JUNE 30,   DECEMBER 31,
                                                                          2006         2005
                                                                        --------   ------------
                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $ 63,611     $ 58,307
   Restricted cash                                                           208          208
   Accounts receivable, net of allowance for doubtful
      accounts of $333 and $318, respectively                             19,367       13,725
   Inventories, net                                                        8,652        9,547
   Prepaid expenses and other current assets                               2,221        3,109
                                                                        --------     --------
         Total current assets                                             94,059       84,896
PROPERTY AND EQUIPMENT, net                                               11,603       11,190
GOODWILL                                                                  32,327       31,020
OTHER INTANGIBLE ASSETS, net                                              15,009       16,457
OTHER ASSETS                                                               1,807          941
                                                                        --------     --------
TOTAL ASSETS                                                            $154,805     $144,504
                                                                        ========     ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                     $  1,874     $  2,251
   Income taxes payable                                                    5,721        5,297
   Deferred revenue                                                        1,814        1,944
   Other accrued liabilities                                               6,964        5,595
   Short term debt                                                           959           --
                                                                        --------     --------
         Total current liabilities                                        17,332       15,087
 Pension Liability                                                            --        3,046
 Other long-term accrued liabilities                                       2,623        2,344
                                                                        --------     --------
         Total liabilities                                              $ 19,955     $ 20,477
                                                                        ========     ========
STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value, 100,000,000 shares
      authorized, 22,181,273 and 21,423,372 shares issued and
      outstanding at June 30, 2006 and December 31, 2005,
      respectively                                                            22           22
   Additional paid-in capital                                            165,555      160,825
   Accumulated deficit                                                   (32,523)     (36,652)
   Accumulated other comprehensive income (loss)                           1,796         (168)
                                                                        --------     --------
         Total stockholders' equity                                      134,850      124,027
                                                                        --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $154,805     $144,504
                                                                        ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   PCTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              THREE MONTHS         SIX MONTHS
                                                             ENDED JUNE 30,      ENDED JUNE 30,
                                                           -----------------   -----------------
                                                             2006      2005      2006      2005
                                                           -------   -------   -------   -------
REVENUES                                                   $26,758   $18,313   $45,324   $33,320
COST OF REVENUES                                             9,702     9,609    19,546    17,178
                                                           -------   -------   -------   -------
GROSS PROFIT                                                17,056     8,704    25,778    16,142
OPERATING EXPENSES:
   Research and development                                  3,336     2,434     6,253     4,905
   Sales and marketing                                       3,196     2,934     6,738     6,048
   General and administrative                                3,725     3,865     7,473     8,031
   Amortization of intangible assets                         1,056       854     2,093     1,737
   Restructuring benefit, net                               (1,269)      (70)     (716)      (70)
   Gain on sale of assets and related royalties               (250)     (500)     (500)   (1,000)
                                                           -------   -------   -------   -------
      Total operating expenses                               9,794     9,517    21,341    19,651
                                                           -------   -------   -------   -------
INCOME (LOSS) FROM OPERATIONS                                7,262      (813)    4,437    (3,509)
                                                           -------   -------   -------   -------
OTHER INCOME, NET                                              747       431     1,368       970
                                                           -------   -------   -------   -------
INCOME (LOSS) BEFORE INCOME TAXES                            8,009      (382)    5,805    (2,539)
PROVISION (BENEFIT) FOR INCOME TAXES                         1,683       (60)    1,676       101
                                                           -------   -------   -------   -------
NET INCOME (LOSS)                                          $ 6,326   $  (322)  $ 4,129   $(2,640)
                                                           =======   =======   =======   =======
Basic income (loss) per share                              $  0.30   $ (0.02)  $  0.20   $ (0.13)
Shares used in computing basic income (loss) per share      20,837    20,108    20,656    20,014
Diluted income (loss) per share                            $  0.29   $ (0.02)  $  0.19   $ (0.13)
Shares used in computing diluted income (loss) per share    21,586    20,108    21,371    20,014

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   PCTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                           SIX MONTHS
                                                                                         ENDED JUNE 30,
                                                                                        ---------------
                                                                                         2006     2005
                                                                                        ------   ------
Cash Flows from Operating Activities:
   Net income (loss)                                                                     4,129   (2,640)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                                      3,084    2,457
      Amortization of stock-based compensation                                           2,214    1,583
      Gain on sale of assets and related royalties                                        (500)  (1,000)
      Loss on disposal of assets                                                            66      149
   Changes in operating assets and liabilities, net of acquisitions:
      Increase in accounts receivable                                                   (5,592)  (2,334)
      Decrease (increase) in inventories                                                   626     (378)
      Decrease (increase) in prepaid expenses, other current assets, and other assets      743   (1,399)
      Increase (decrease) in accounts payable                                             (438)   1,615
      Increase (decrease) in income taxes payable                                          425     (239)
      Payment of withholding tax on stock based compensation                            (1,020)      --
      Decrease in other accrued liabilities                                             (1,320)  (1,857)
      Increase (decrease) in deferred revenue                                             (682)   1,408
                                                                                        ------   ------
         Net cash provided by (used in) operating activities                             1,735   (2,635)
                                                                                        ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property and equipment                                      (1,481)  (3,131)
   Proceeds on sale of property and equipment                                               97    2,155
   Proceeds on sale of assets and related royalties                                        500    1,000
                                                                                        ------   ------
         Net cash provided (used) in investing activities                                 (884)      24
                                                                                        ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                2,330      613
   Tax benefits from stock-based compensation                                            1,205        6
   Proceeds from issuance of debt                                                          959       --
                                                                                        ------   ------
         Net cash provided by financing activities                                       4,494      619
                                                                                        ------   ------
Net increase (decrease) in cash and cash equivalents                                     5,345   (1,992)
Effect of exchange rate changes on cash                                                    (41)     (31)
Cash and cash equivalents, beginning of period                                          58,307   83,887
                                                                                        ------   ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                63,611   81,864
                                                                                        ======   ======

   The accompanying notes are an integral part of these consolidated financial statements.

                                   PCTEL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2005.

Certain balance sheet reclassifications were made for comparison purposes.

BASIS OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

     The company uses the United States dollar as the functional currency for the financial statements. The company uses the local currency as the functional currency for its subsidiaries in China (Yuan), Ireland (Euro), United Kingdom (Pounds Sterling), Serbia (Euro) and Japan (Yen). Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders' equity. All gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. At June 30, 2006, the cumulative translation adjustment was positive $1.8 million. The company uses the U.S. dollar as the functional currency for its subsidiaries in Israel and for its branch office in Hong Kong. These consolidated financial statements include the accounts of PCTEL and its subsidiaries after eliminating intercompany accounts and transactions.

NOTE 2. CASH AND CASH EQUIVALENTS

At June 30, 2006, cash equivalents were invested in money market funds, certificates of deposit, and commercial paper with original maturities of 90 days or less. At December 31, 2005, all cash equivalents were invested in money market funds with original maturities of 90 days or less.

NOTE 3. INVENTORIES

     Inventories as of June 30, 2006 were composed of raw materials, sub assemblies, finished goods and work-in-process. Sub assemblies are included within raw materials. As of June 30, 2006 and December 31, 2005, the allowance for inventory losses was $1.7 million and $0.9 million, respectively.

Inventories consist of the following (in thousands):

                   June 30,   December31,
                     2006         2005
                   --------   -----------
Raw materials       $6,522       $6,404
Work in process        629          461
Finished goods       1,501        2,682
                    ------       ------
Inventories, net    $8,652       $9,547
                    ======       ======

NOTE 4. EARNINGS PER SHARE

The following table set forth the computation of basic and diluted earnings per (in thousands, except per share data):

                                                            THREE MONTHS         SIX MONTHS
                                                           ENDED JUNE 30,      ENDED JUNE 30,
                                                         -----------------   -----------------
                                                           2006      2005      2006      2005
                                                         -------   -------   -------   -------
Net earnings (loss)                                      $ 6,326   $  (322)  $ 4,129   $(2,640)
                                                         =======   =======   =======   =======
Basic earnings (loss) per share:
   Weighted average common shares outstanding             22,122    21,173    21,941    21,079
   Less: Weighted average shares subject to repurchase    (1,285)   (1,065)   (1,285)   (1,065)
                                                         -------   -------   -------   -------
   Weighted average common shares outstanding             20,837    20,108    20,656    20,014
                                                         -------   -------   -------   -------
Basic earnings (loss) per share                          $  0.30   $ (0.02)  $  0.20   $ (0.13)
                                                         =======   =======   =======   =======
Diluted loss per share:
   Weighted average common shares outstanding             20,837    20,108    20,656    20,014
   Weighted average shares subject to repurchase             411          *      436          *
   Weighted average common stock option grants               338          *      279          *
   Weighted average common shares and common stock
      Equivalents outstanding                             21,586    20,108    21,371    20,014
                                                         -------   -------   -------   -------
Diluted earnings (loss) per share                        $  0.29   $ (0.02)  $  0.19   $ (0.13)
                                                         =======   =======   =======   =======

*    These amounts have been excluded since the effect is anti-dilutive.

     Common stock equivalents consist of stock options and restricted shares using the treasury stock method. Common stock options and restricted shares are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants excluded from the calculations of diluted net income or loss per share were 749,000 and 93,000 for the three months ended June 30, 2006 and June 30, 2005, respectively, and 715,000 and 343,000 for the six months ended June 30, 2006 and June 30, 2005, respectively.

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The company is in process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and is currently not yet in a position to determine such effects.

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

     Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share Based Payments," as described in
Note 6.

NOTE 6. STOCK-BASED COMPENSATION

     In the first quarter of 2006, the company adopted SFAS No. 123(R), "Share Based Payments," which revises SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123(R) requires the company to record compensation expense for share-based payments, including employee stock options, at fair value. Prior to fiscal 2006, the company had accounted for its stock based compensation awards pursuant to Accounting Principles Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and its related interpretations, which allowed use of the intrinsic value method. Under the intrinsic value method, compensation expenses for stock option based employee compensation was not recognized in the income statement as all stock options granted by the company had an exercise price equal to the market value of the underlying common stock on the option grant date.

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

     As part of the adoption of SFAS No. 123(R), the company took the shorthaul approach for the requirement to establish the beginning balance of the additional paid in capital (APIC) pool related to employee compensation. The company determined that it is in a net shortfall position and thus, started at $0 for the APIC pool in the quarter ended March 31, 2006.

     The company uses both stock options and restricted stock as employee incentives. However, the use of stock options is currently limited to new employee grants, annual director grants, and as a component for annual compensation of the company's Chief Executive Officer.

     Total stock compensation expense for the three months ended June 30, 2006 was $1.1 million in the condensed consolidated statements of operations, which included $0.7 million of restricted stock amortization, $0.3 million for stock option expense, and $0.1 million for stock bonuses. Total stock compensation expense for the six months ended June 30, 2006 was $2.2 million in the condensed consolidated statements of operations, which included $1.2 million of restricted stock amortization, $0.6 million for stock option expense, and $0.4 million for stock bonuses. The company realized $1.1 million in tax benefits related to the exercise of stock options and $0.1 million in tax benefits related to the vesting of restricted stock in the six months ended June 30, 2006. The impact on income from continuing operation, income before taxes, and net income related to stock-based equity awards was $1.1 million, and $0.06 per basic and diluted share in the quarter ended June 30, 2006 and $2.2 million and $0.11 per basic and $0.10 diluted share in the six months ended June 30, 2006. The following table summarizes the stock-based compensation expense by income statement line item (in thousands).

                             THREE MONTHS   THREE MONTHS   SIX MONTHS   SIX MONTHS
                                 ENDED          ENDED         ENDED        ENDED
                               JUNE 30,       JUNE 30,      JUNE 30,     JUNE 30,
                                 2006           2005          2006         2005
                             ------------   ------------   ----------   ----------
Cost of sales                   $   86          $  6         $  163       $    8
Research and development           161            70            306          120
Sales and marketing                215           183            439          315
General and administrative         603           663          1,306        1,140
                                ------          ----         ------       ------
Total operating expense            979           916          2,051        1,575
Total                           $1,065          $922         $2,214       $1,583
                                ======          ====         ======       ======

     The company did not capitalize stock-based compensation costs capitalized as part of the cost of an asset in the quarter ended June 30, 2006.

Stock Options

     The company issues stock options with exercise prices no less than 100% of the fair value of the company's stock on the grant date. The majority of options contain gradual vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. Annual option grants to directors vest over one year, and the CEO has option grants for which vesting may be accelerated based on performance measures. All unexercised options expire ten years after the date of grant. Prior to 2006, the company used the intrinsic value method to value all stock options issued under these plans, and therefore recorded no compensation expense for these stock options. Beginning in fiscal 2006, the company is recognizing compensation expense on a graded vesting basis. At January 1, 2006, the company had 0.8 million in unvested stock options outstanding. The fair value of each unvested option was estimated based on the date of grant using the Black-Scholes valuation model.

     The company issued 117,149 options with a weighted average fair value of $3.40 in the three months ended June 30, 2006 and 251,739 options with a weighted average fair value of $2.97 for the six months ended June 30, 2006. Total cost recognized for all stock options was $0.3 million and $0.6 million for the three and six months ended June 30, 2006, respectively. The company estimates that it will recognize expense of $1.0 million for stock options in fiscal 2006, net of estimated forfeitures. As of June 30, 2006, the unrecognized compensation expense related to the unvested portion of the company's stock options was approximately $1.2 million, net of estimated forfeitures to be recognized through 2009 over a weighted average period of 1.4 years.

     During the three months ended June 30, 2006, the company received $1.7 million in proceeds from the exercise of 215,593 options. During the six months ended June 30, 2006, the company received $2.1 million in proceeds from the exercise of 274,191 options.. The company realized a $1.1 million in tax benefits related to the exercise of stock options in the quarter and six months ended June 30, 2006.

     The fair value of each unvested option was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions during the six months ended June 30, 2006 and 2005 are provided below:

                           2006   2005
                           ----   ----
Dividend yield             None   None
Expected volatility          50%    36%
Risk-free interest rate     4.5%   3.6%
Expected life (in years)   2.19   2.45

     The risk-free interest rate was based on the U.S. Treasury yields with remaining term that approximates the expected life of the options granted. The expected life used for options granted in 2006 was based on historical data of employee exercise performance. Prior to fiscal 2006, the expected life was based on the average life of outstanding options. The estimated volatility for fiscal 2006 was based on the company's historical stock price volatility for the period January 1, 2001 through December 31, 2005. The company believes five years accurately matches the expected term of the options. The company used an expected dividend yield of 0% for all periods because the company has never paid and does not anticipate paying dividends in the foreseeable future. Starting in fiscal 2006, the company used an estimated forfeiture rate based on historical forfeiture data. Prior to fiscal 2006, the company used the actual forfeiture method allowed under SFAS No. 123, which assumed that all options vest and pro forma expense was adjusted when options were forfeited. Based on the Black-Scholes option-pricing model, the weighted average estimated fair value of employee stock option grants was $3.03 for 2005, $3.63 for 2004, and $2.79 for 2003.

A summary of the company's stock option activity and related information follows for the six months ended June 30, 2006 (in thousands, except per share data):

                                                WEIGHTED     WEIGHTED
                                   SUMMARY OF    AVERAGE     AVERAGE     AGGREGATE
                                     OPTION      EXERISE   CONTRACTUAL   INTRINSIC
                                    ACTIVITY      PRICE       YEARS        VALUE
                                   ----------   --------   -----------   ---------
Outstanding at December 31, 2005   4,112,881     $ 9.54
Granted                              251,739       9.30
Expired or cancelled                (110,944)     13.35
Fofeited                            (101,345)      8.21
Exercised                           (274,197)      7.57
                                   ---------     ------
Outstanding at June 30, 2006       3,878,134     $ 9.59        7.27        $1,596
Exercisable at June 30, 2006       3,094,758     $ 9.84        6.88        $1,294

Effective June 5, 2006, the stockholders of PCTEL approved the amendment and restatement of the 1997 Stock Plan. The amended and restated 1997 Stock Plan replaces the original 1997 Stock Plan and the 1998 Directors Stock Plan. The following table summarizes information about stock options outstanding under the amended and restated 1997 Stock Plan, 2001 Stock Plan, and Executive Options at June 30, 2006:

                                        OPTIONS OUTSTANDING
                                      ----------------------
                                        WEIGHTED                     OPTIONS EXERCISABLE
                        NUMBER OF       AVERAGE     WEIGHTED   -------------------------------
                       OUTSTANDING     REMAINING     AVERAGE       NUMBER          WEIGHTED
     RANGE OF        SHARES AT JUNE   CONTRACTUAL   EXERCISE   EXERCISABLE AT       AVERAGE
EXERCISABLE PRICES      30, 2006          LIFE        PRICE     JUNE 30, 2006   EXERCISE PRICE
------------------   --------------   -----------   --------   --------------   --------------
$5.96-$7.27               559,184         6.19       $ 6.85         477,993         $ 6.85
$7.30-$7.95               718,840         6.87       $ 7.70         546,148         $ 7.72
$8.00-$9.11               571,835         7.85       $ 8.73         213,890         $ 8.62
$9.12-$10.70              812,925         7.55       $10.35         682,194         $10.45
$10.72-$11.60             701,350         7.49       $11.36         660,533         $11.39
$11.65-$13.30             506,500         7.65       $11.87         506,500         $11.87
$59.00                      7,500         3.59       $59.00           7,500         $59.00
                        ---------         ----       ------       ---------         ------
                        3,878,134         7.27       $ 9.59       3,094,758         $ 9.84

Employee Stock Purchase Plan (ESPP)

     Eligible employees are able to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period under the company's Employee Stock Purchase Plan (ESPP). Each offering period is six months. Based on the 15% discount and the fair value of the option feature of this plan, this plan is considered compensatory under SFAS 123(R). Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model. The company recognized compensation expense of $44,000 in the quarter ended June 30, 2006 and $87,000 for the six months ended June 30, 2006. The company did not recognize expense during 2005 as it was not required prior to the adoption of SFAS No. 123(R).

The key assumptions used in the valuation model during the six months ended June 30, 2006 and 2005 are provided below:

                           EMPLOYEE STOCK
                            PURCHASE PLAN
                           --------------
                             2006   2005
                             ----   ----
Dividend yield               None   None
Expected volatility            50%    36%
Risk-free interest rate      4.30%  3.40%
Expected life (in years)      0.5    0.5

Restricted Stock

     As part of the company's long-term incentive plans for employees, the company issues restricted stock to officers, key employees, and directors. Each restricted share entitles the participant to one share of the company's common stock on the vesting date. In connection with the grant of restricted stock to employees, the company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. Compensation expense for restricted stock is recognized on a straight-line basis over the vesting period and is based on the market price of the company's common stock on the grant date. Restricted stock vests based on a service period, typically five years. Starting in the quarter ended March 31, 2006, the company estimated forfeitures based on historical forfeiture data. Prior to 2006, the company used the actual forfeiture method allowed under SFAS No. 123, which assumed that all awards vest and expense was adjusted when restricted stock awards were forfeited. The company recognized stock-based compensation expense of $0.7 million and $0.5 million for the three months ended June 30, 2006 and June 30, 2005, respectively and $1.2 million and $1.0 million for the six months ended June 30, 2006 and June 30, 2005, respectively.

     The company issued 118,174 restricted awards in the quarter ended June 30, 2006 and 393,174 for the six months ended June 30, 2006 with a value of $2.3 million and $3.4 million respectively. During the quarter ended June 30, 2006, 2,500 shares vested with a value of $18,000 and 168,860 shares with a value of $1.6 million vested during the six months ended June 30, 2006. At June 30, 2006, the total unrecognized compensation expense related to restricted stock was approximately $7.3 million, net of forfeitures to be recognized through 2011 over a weighted average period of 2.2 years. The company realized a $0.1 million in tax benefits related to the vesting of restricted stock in the six months ended June 30, 2006.

A summary of the company's restricted stock activity and related information follows for the six months ended June 30, 2006:

                                              WEIGHTED
                                               AVERAGE
                                RESTRICTED   GRANT DATE
                                  SHARES     FAIR VALUE
                                ----------   ----------
Unvested at December 31, 2005    1,103,800      $8.51
Granted                            393,174       8.53
Vested                            (168,860)      9.34
Cancelled                          (43,600)      8.31
                                 ---------      -----
Unvested at June 30, 2006        1,284,514      $8.40

Short Term Incentive

     The bonuses for the company's Short Term Bonus Incentive Plan are paid in shares of the company's common stock. The shares are issued in the first quarter following the end of the fiscal year. The company recorded stock-based compensation expense of $0.1 million and $0.4 million for the Short Term Bonus Incentive Plan for the quarters ended June 30, 2006 and June 30, 2005, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2006 and June 30, 2005, respectively. In the quarter ended March 31, 2006, the company issued 140,290 shares, net of shares withheld for payment of withholding tax, for the 2005 Short Term Incentive plan and 14,796 shares, net of shares withheld for payment of withholding tax, for the 2005 CEO Stretch Bonus Plan.

Pro-forma Information

     The company applied the provisions of APB 25 to determine the company's stock-based compensation expense for all periods prior to January 1, 2006. The following table illustrates the effect on net income and net income per share if the company had applied the fair value recognition provision of SFAS 123 to the company's stock-based compensation plans during the three and six months ended June 30, 2005 (in thousands, except per share data):

                                                  THREE MONTHS    SIX MONTHS
                                                    JUNE 30,       JUNE 30,
                                                  ------------   -----------
                                                      2005           2005
                                                  ------------   -----------
                                                   (UNAUDITED)   (UNAUDITED)
Net loss -- as reported                              $ (322)       $(2,640)
Add: Stock-based employee compensation
   expense included in net loss                      $  922        $ 1,583
Less: Stock-based employee compensation
   determined under fair value based method for
   awards                                              (935)        (6,019)
                                                     ------        -------
Net loss -- proforma                                 $ (335)       $(7,076)
                                                     ======        =======
Net loss per share -- basic as reported              $(0.02)       $ (0.13)
Net loss per share -- basic proforma                 $(0.02)       $ (0.35)
Net loss per share -- diluted as reported            $(0.02)       $ (0.13)
Net loss per share -- diluted proforma               $(0.02)       $ (0.35)

     The pro-forma net loss and pro-forma net loss per share for the six months ended June 30, 2005 include the $3.8 million impact of the acceleration of the underwater options.

Employee Withholding Taxes on Stock Awards

     Effective January 1, 2006, for ease in administering the issuance of stock awards, the company holds back shares to satisfy minimum withholding tax requirements. The company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the withholding taxes. During the six months ended June 30, 2006, the company paid $1.0 million for withholding taxes related to stock awards.

NOTE 7. STOCK REPURCHASES

     In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the common stock. In February and November 2003, the company extended the stock repurchase program to repurchase up to 1,000,000 and 500,000 additional shares, respectively, on the open market from time to time. During 2005, the company repurchased 86,900 shares for approximately $0.8 million and during 2004 the company repurchased 461,400 shares of the common stock for approximately $4.3 million. Since the inception of the stock repurchase program the company has repurchased 2,086,900 shares of the outstanding common stock for approximately $16.6 million. The company did not repurchase any shares during the six months ended June 30, 2006. The company is authorized to purchase 413,100 additional shares under the repurchase program.

NOTE 8. COMPREHENSIVE INCOME

     The following table provides the calculation of other comprehensive income for the three and six months ended June 30, 2006 and June 30, 2005 (in thousands):

                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                         JUNE 30,            JUNE 30,
                                    ------------------   ----------------
                                       2006     2005      2006      2005
                                      ------   -----     ------   -------
                                        (UNAUDITED)         (UNAUDITED)
Net income (loss)                     $6,326   $(322)    $4,129   $(2,640)
Other comprehensive income (loss):
Cumulative translation adjustment      1,372     (13)     1,965       (31)
                                      ------   -----     ------   -------
Comprehensive income (loss)           $7,698   $(335)    $6,094   $(2,671)
                                      ======   =====     ======   =======

NOTE 9. RESTRUCTURING CHARGES

Dublin, Ireland Restructuring

     On April 7, 2006, the company reached an agreement in principle with the labor union responsible for the company's manufacturing and certain other personnel in its Dublin, Ireland factory to discontinue the manufacture of the iVET, PMR and DPMR lines of the company's antenna products at that location. This agreement was formerly signed on April 20, 2006. This agreement will enable the company to wind down its manufacturing operations at the Dublin facility, terminate 65 redundant employee positions, terminate its facilities lease at this location, and reduce its pension obligations to terminated employees. Manufacturing of the discontinued lines of antenna products will be substantially relocated either to a contract manufacturer in St. Petersburg, Russia, or to the company's Antenna Products Group facility in Bloomingdale, Illinois. The process of winding down manufacturing operations in Dublin and relocating the products to their new manufacturing locations is expected to be complete in August 2006, and the related general and administrative support functions are expected to be eliminated by the end of 2006.

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

     The company expects to incur restructuring costs related to the discontinuation of its Dublin manufacturing operations in the following categories of costs are: severance pay for employees whose jobs are being made redundant; future minimum lease payments through June 2007 on the existing Dublin facility which will be vacated; and, termination of the employee pension defined benefit plan. The severance, future lease payments, and a portion of the termination of the employee pension defined benefit plan will result in future cash expenditures.

     For the three months ended June 30, 2006, the company recorded a restructuring benefit of $1.3 million, which included a net benefit related to the termination of the pension plan of $2.6 million offsetting employee severance costs of $0.9 million and inventory write-offs of $0.4 million. For the six months ended June 30, 2006, the company recorded a restructuring benefit of $0.7 million, which included the net benefit related to the termination of the pension plan of $2.6 million, offsetting employee severance costs of $1.4 million and inventory write-offs of $0.4 million.

     The company negotiated the terms of the pension termination with the Sigma Wireless Technology labor union in June 2006. Under the terms of the settlement, the company funded the cash shortfall in the company's PCTEL Europe Pension Plan as calculated by a third party actuary less any severance amounts given to employees that exceeded 3 weeks severance for every year of service. The funding shortfall was based on pension requirements in accordance with Irish regulations. The expense related to the funding of the negotiated pension obligations and the related costs was $0.6 million in the three months ended June 30, 2006. The company reversed its pension liability and recorded a net gain of $2.6 million on the termination.

     The company will incur total severance costs of approximately $1.5 million. It is comprised of a gross cost of $2.4 million less a government rebate of $0.9 million. The $0.9 million government rebate is recorded in the balance sheet in Prepaid Expenses and Other Current Assets.

     In conjunction with the discontinuation of manufacturing operations in the Dublin facility, the company will dispose of inventory that is not compatible with the new manufacturing model. The value of the inventory is $0.4 million, and was recorded as restructuring expense in the three months ended June 30, 2006.

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

The following table shows the restructuring activity during the six months ended June 30, 2006 (in thousands):

                                           ACCRUAL
                                         BALANCE AT                                ACCRUAL
                                          DECEMBER                               BALANCE AT
                                             31,      RESTRUCTURING               JUNE 30,
                                            2005       CHARGES, NET   PAYMENTS      2006
                                         ----------   -------------   --------   ----------
Severance and employment related costs       $--          $2,336       $(2,069)     $267
Pension termination                           --             535          (439)       96
                                             ---          ------       -------      ----
                                             $--          $2,871       $(2,508)     $363
                                             ===          ======       =======      ====

     The restructuring charge of $2.9 million excludes the inventory write-offs, the pension reversal, and the government rebate recorded during the six months ended June 30, 2006.

NOTE 10. SHORT TERM DEBT

     On June 9, 2006, PCTEL Limited (formerly Sigma) secured an overdraft line of credit. This line of credit is guaranteed by PCTEL, Inc. As of June 30, 2006, there was $1.0 million outstanding under the line of credit. Interest on the outstanding borrowings to this line was 4.5% at June 30, 2006. The company intends to repay this overdraft by the end of 2006.

NOTE 11. CONTINGENCIES

WARRANTIES AND SALES RETURNS

     The company's Antenna Products Group (APG) segment allows its major distributors and certain other customers to return unused product under specified terms and conditions. In accordance with FAS 48, the company accrues for product returns at the time of original sale based on historical sales and return trends. At June 30, 2006, the company's allowance for sales returns was $271,000.

     The company offers repair and replacement warranties of on average two years for APG products and one year for RF Solutions Group (RFSG) products. At June 30, 2006, the company carried a warranty reserve of $141,000 for these products based on historical sales and costs of repair and replacement trends.

LEGAL PROCEEDINGS

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

     In March 2002, plaintiff Ronald H. Fraser ("Fraser") filed a complaint in the California Superior Court for breach of contract and declaratory relief against the company, and for breach of contract, conversion, negligence and declaratory relief against the company's transfer agent, Wells Fargo Bank Minnesota, N.A. The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April 2000. At a mandatory settlement conference held in September 2004, Fraser stipulated to judgment in favor of the company. In November 2004 Fraser appealed the judgment entered against him. Fraser filed his opening brief in October 2005. The appellant's reply brief was filed in March 2006. The company expects the court to schedule an oral argument later this year. The company believes that this appeal is without merit and intends to defend the appeal vigorously. However, the company cannot predict or determine the outcome or resolution of this proceeding or the potential range of loss, if any.

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

     On July 26, 2006, the parties entered into a settlement agreement which was favorable to the company. As part of the settlement agreement, the company granted Agere a perpetual license for $7.0 million. The parties will promptly file a stipulated request with the Court asking that all claims and counterclaims in the action be dismissed with prejudice.

NOTE 12. INCOME TAXES

     For the six months ended June 30, 2006, the company recorded income tax expense of $1.7 million. The year to date expense represents a projected effective rate of 41.3% offset by the reversal of approximately $0.7 million in valuation allowances. The year to date expense includes the provision for deferred tax liabilities related to goodwill that is deductible for tax purposes and the utilization of NOL carryforwards to offset a portion of the expected full year tax liability. For the six months ended June 30, 2005, the company's income tax expense differed from the statutory rate of 35% due to provision for deferred tax liabilities related to goodwill that is deductible for tax purposes.

     Significant management judgment is required to assess the likelihood that the company's deferred tax assets will be recovered from future taxable income. With the exception of the $0.7 million of valuation allowances reversed in 2006, the company maintains a full valuation allowance against the remainder of its deferred tax assets, as a result of uncertainties regarding whether they will be realized.

NOTE 13. INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

     PCTEL operates in four distinct reportable segments: Antenna Product (antenna), RF Solutions (test), Mobility Solutions (software), and the Licensing segment. Intercompany sales and profits from Antenna Products to RF Solutions are eliminated. The APG segment includes the results of Sigma Wireless Technologies ("Sigma"), which was acquired in July 2005, for the three months and six months ended June 30, 2006.

     PCTEL's chief operating decision maker (CEO) uses the measures below in deciding how to allocate resources and assess performance among the segments.

The results of operations by segment are as follows (in thousands):

(UNAUDITED)                          APG      RFSG      MSG    LICENSING   ELIMINATION   CONSOLIDATED
                                   -------   ------   ------   ---------   -----------   ------------
THREE MONTHS ENDED JUNE 30, 2006
Revenue                            $12,753   $3,990   $2,668     $7,382       $(35)         $26,758
Gross Profit                       $ 4,189   $2,834   $2,653     $7,379       $  1          $17,056
Operating Expenses                                                                          $ 9,794
Operating Income                                                                            $ 7,262

(UNAUDITED)                          APG      RFSG      MSG    LICENSING   ELIMINATION   CONSOLIDATED
                                   -------   ------   ------   ---------   -----------   ------------
THREE MONTHS ENDED JUNE 30, 2005
Revenue                            $13,385   $3,299   $1,311      $331        $(13)         $18,313
Gross Profit                       $ 4,840   $2,262   $1,273      $329        $ --          $ 8,704
Operating Expenses                                                                          $ 9,517
Operating Loss                                                                              $  (813)

(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006
Revenue                            $25,141   $7,697   $4,784     $7,772       $(70)         $45,324
Gross Profit                       $ 7,859   $5,403   $4,755     $7,764       $ (3)         $25,778
Operating Expenses                                                                          $21,341
Operating Income                                                                            $ 4,437

(UNAUDITED)                          APG      RFSG      MSG    LICENSING   ELIMINATION   CONSOLIDATED
                                   -------   ------   ------   ---------   -----------   ------------
SIX MONTHS ENDED JUNE 30, 2005
Revenue                            $23,705   $6,382   $2,433      $823        $(23)         $33,320
Gross Profit                       $ 8,386   $4,590   $2,354      $816        $ (4)         $16,142
Operating Expenses                                                                          $19,651
Operating Loss                                                                              $(3,509)

The company's revenues to customers outside of the United States, as a percent of total revenues for the three and six months ended June 30, 2006 and June 30, 2005, are as follows:

                THREE MONTHS ENDED   SIX MONTHS ENDED
(UNAUDITED)          JUNE 30,             JUNE 30,
                ------------------   ----------------
                    2006   2005         2006   2005
                    ----   ----         ----   ----
Europe                17%     6%          18%     8%
Asia Pacific           7%     6%           5%     7%
North America          1%     3%           3%     3%
Latin America          0%     2%           0%     2%
                     ---    ---          ---    ---
                      25%    17%          26%    20%
                     ===    ===          ===    ===

The increase in Europe during the six months ended June 30, 2006 is primarily the result of the iVET product lines acquired from Sigma in July 2005.

     Revenue to the company's major customers representing 10% or more of total revenues for the three and six months ended June 30, 2006 and June 30, 2005 are as follows:

                      THREE MONTHS ENDED   SIX MONTHS ENDED
(UNAUDITED)                JUNE 30,            JUNE 30,
                      ------------------   ----------------
CUSTOMER                  2006   2005         2006   2005
--------                  ----   ----         ----   ----
Agere Systems              26%    0%           15%     0%
Tessco Technologies         7%    8%            9%    10%

The Agere revenue relates to the license granted to Agere as part of the settlement agreement. Tessco is a customer in the company's APG segment.

NOTE 14. BENEFIT PLANS

401(k) Plan

     The 401(k) plan covers all of the domestic employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute a portion of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k) plan. The company made $307,000 and $280,000 in employer contributions to the 401(k) plan for the six months ended June 30, 2006 and 2005, respectively.

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

Personal Retirement Savings Account

     The Personal Retirement Savings Account (PRSA) covers all current employees PCTEL Limited in Ireland and the United Kingdom. Under this plan, there is no limit for employee contributions of their current compensation to the PRSA plan. The company may make discretionary contributions to this plan. The company made contributions of $ 6,000 for the six months ended June 30, 2006.

Pension Plan

     As part of the acquisition of Sigma in July 2005, the company assumed the liability for the Sigma employee participants in Sigma Communications Group Retirement and Death Benefit Plan ("old plan"). This plan was closed to new employees in December 2003. At July 4, 2005 and December 31, 2005, a third party actuary determined the company's pension assets, accumulated pension obligation, and the projected benefit obligation related to the Sigma participants in the old plan. At December 31, 2005, the company's pension liability related to the Sigma employees was approximately $3.1 million. In the first quarter of 2006, the company set up a new plan - the PCTEL Europe Pension Plan (the "Plan") for the 56 employees of Sigma that were participants in the old plan.

     As part of the restructuring of the Dublin operation, the company terminated the pension plan on June 16, 2006. The company negotiated the terms of the pension termination with the Sigma labor union since the Sigma labor union represents the majority of the people in the Plan. Under the terms of the settlement, the company funded 50% of the cash shortfall in the Plan as calculated by the third party actuary less any severance amounts given to employees that exceeded 3 weeks severance for every year of service. The funding shortfall was based on pension requirements in accordance with Irish regulations. The company incurred approximately $0.6 million in cash expense to fund the pension shortfall and for related expenses. The result was a non-cash net gain on the termination of the pension plan of $2.6 million, which was recorded as an offset to restructuring cost.

Prior to the termination of the Plan, the effect on operations of the pension plan for the three and six months ended June 30, 2006 and 2005, respectively was as follows (in thousands):

                                  PENSION BENEFITS    PENSION BENEFITS
                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                       JUNE 30            JUNE 30,
                                 ------------------   ----------------
                                     2006   2005         2006   2005
                                     ----   ----        -----   ----
Service costs                        $ 78     --        $ 133     --
Interest costs                         89     --          150     --
Expected return on plan assets        (66)    --         (112)    --
                                     ----    ---        -----    ---
Net periodic expense                 $101     --        $ 171     --
                                     ====    ===        =====    ===

     Excluding the payments related to the termination of the Plan, the company made pension contributions of $183,000 during the six months ending June 30, 2006. Since the Plan has been terminated, no other payments are required.

NOTE 15. SIGMA ACQUISITION

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

     In exchange for all of the outstanding shares of Sigma, the company paid cash consideration of 19.4 million Euro (approximately $23.1 million), plus assumed an unfunded pension obligation of approximately 2.5 million Euro (approximately $3.0 million), and incurred approximately 1.7 million Euro (approximately $2.0 million) in transaction costs. In addition to the cash consideration at closing, the selling stockholders of Sigma may earn up to an additional 7.5 million Euro (approximately $9.1 million) in cash based on Sigma's revenue performance over the 18-month period ending December 31, 2006. In April 2006, the company outlined a plan to restructure Dublin manufacturing. See footnote 9 related to Dublin restructuring.

The unaudited pro forma affect on the financial results of PCTEL for the three and six months ended June 30, 2005 as if the acquisition had taken place on January 1, 2005 are as follows (in thousands, except per share information):

                                                               THREE       SIX
                                                              MONTHS     MONTHS
                                                               ENDED      ENDED
                                                             JUNE 30,   JUNE 30,
                                                               2005       2005
                                                             --------   --------
Revenues                                                      $20,772   $ 38,510
Net Income (Loss) from Operations                             $   707   $ (2,781)
Net Income (Loss)                                             $ 1,043   $ (2,210)
Basic earnings (loss) per share                               $  0.05   $  (0.11)
Shares used in computing basic earnings (loss) per share       20,108     20,014
Diluted earnings (loss) per share                             $  0.05   $  (0.11)
Shares used in computing diluted earnings (loss) per share     20,200     20,014

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding the company's anticipated revenues, profits, costs and expenses and revenue mix. These forward-looking statements include, among others, those statements including the words, "may," "will," "plans," "seeks," "expects," "anticipates," "intends," "believes" and words of similar import. Such statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. The company's actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the Securities Exchange Commission. Factors that might cause future results to differ materially from those discussed in the forward looking statements include, but are not limited to, those discussed in discussed in Part II, Item 1A: Risk Factors and elsewhere in this Quarterly Report.

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

     Revenue growth in the APG segment is tied to emerging wireless applications in broadband wireless, in-building wireless, wireless Internet service providers, GPS and Mobile SATCOM. The LMR and on-glass mobile antenna applications represent mature markets. A critical factor for revenue growth is the successful absorption of the iVET and LMR product lines acquired from Sigma Wireless Technologies Limited ("Sigma") in July 2005.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2006
(ALL AMOUNTS IN TABLES, OTHER THAN PERCENTAGES, ARE IN THOUSANDS)

REVENUES

                                     APG       RFSG      MSG     LICENSING   ELIMINATION   CONSOLIDATED
                                   -------    ------   ------    ---------   -----------   ------------
THREE MONTHS ENDED JUNE 30, 2006
Revenue                            $12,753    $3,990   $2,668    $ 7,382        $(35)        $26,758
% change from year ago period         (4.7%)    20.9%   103.5%    2130.2%         NA            46.1%

THREE MONTHS ENDED JUNE 30, 2005
Revenue                            $13,385    $3,299   $1,311    $   331        $(13)        $18,313
% change from year ago period        129.7%     29.9%   (26.5%)    (75.6%)        NA            59.3%

                                     APG       RFSG      MSG     LICENSING   ELIMINATION   CONSOLIDATED
                                   -------    ------   ------    ---------   -----------   ------------
SIX MONTHS ENDED JUNE 30, 2006
Revenue                            $25,141    $7,697   $4,784     $7,772        $(70)        $45,324
% change from year ago period          6.1%     20.6%    96.6%     844.3%         NA            36.0%

SIX MONTHS ENDED JUNE 30, 2005
Revenue                            $23,705    $6,382   $2,433     $  823        $(23)        $33,320
% change from year ago period        116.7%     30.1%   (16.2%)    (76.2%)        NA            50.2%

     APG began operations with the purchase of MAXRAD in January 2004. Revenues were supplemented in the fourth quarter of fiscal 2004 with the acquisition of several product lines from Andrew Corporation in October 2004 and in the third quarter of fiscal 2005 with the acquisition of iVET and LMR product lines from Sigma in July 2005. Revenues in the three months ended June 30, 2006 were down 5% from the same period in 2005 because the group was unfavorably impacted by the termination of the SDARS (satellite radio antennas for retail outlets) product line last year due to low long-term margin projections. Approximately $2.4 million of last year's second quarter revenue was SDARS products. APG revenue was favorably impacted by the acquisition of the iVET and LMR product lines. Those product lines added approximately $1.7 million in revenue to the June 2006 quarter compared to last year. For the six months ended June 30, 2006, the revenue growth of 6% includes the favorable impact of $3.5 million for the iVET and LMR product lines. Revenues for SDARS products were $2.7 million in the six months ended June 30, 2005.

     RFSG revenues were approximately $4.0 million for the three months ended June 30, 2006, an increase of 21% from the prior year period and were approximately $7.7 million for the six months ended June 30, 2006, also an increase of 21% from the prior year period. The company continued to benefit from the roll out of UMTS networks and the related need for 3G scanners. The segment also benefits when carrier capital spending slows down, and the carriers need greater capacity with their existing infrastructure. The RFSG scanning products enable cellular network engineers to optimize the performance of the current networks.

     MSG revenues increased approximately 104% to $2.7 million in the three months ended June 30, 2006 compared to the same period in fiscal 2005. MSG revenues increased approximately 97% to $4.8 million for the six months ended June 30, 2006 compared to the same period last year. The increase in revenues is from growth in established wireless data products and from IMS (IP multimedia subsystem) revenue.

     Licensing revenues were approximately $7.4 million in the three months ended June 30, 2006 compared to $0.3 million in the three months ended June 30, 2005. Licensing revenues were $7.8 million in the six months ended June 30, 2006 compared to $0.8 million in the same period in 2005. In June 2006, the company granted a perpetual license to Agere in conjunction with the settlement of the IP litigation between the parties. Excluding the license to Agere, this segment continues to be affected by the expiration of older licensing agreements related to modem technology. Licensing revenue is expected to be approximately $0.4 million in the third quarter of 2006.

     Intercompany sales from APG to RFSG are eliminated in consolidation.

GROSS PROFIT

                                     APG      RFSG      MSG     LICENSING   ELIMINATION   CONSOLIDATED
                                   ------    ------   ------    ---------   -----------   ------------
THREE MONTHS ENDED JUNE 30, 2006
Gross Profit                       $4,189    $2,834   $2,653    $ 7,379       $   1         $17,056
Percentage of revenue                32.8%     71.0%    99.4%     100.0%       (2.9%)          63.7%
% change from year ago period       (13.5%)    25.3%   108.4%    2142.9%         NA            96.0%

THREE MONTHS ENDED JUNE 30, 2005
Gross Profit                       $4,840    $2,262   $1,273    $   329       $  --         $ 8,704
Percentage of revenue                36.2%     68.6%    97.1%      99.4%         NA            47.5%
% change from year ago period        98.3%     31.1%   (27.1%)    (75.7%)        NA            19.8%

                                     APG      RFSG      MSG     LICENSING   ELIMINATION   CONSOLIDATED
                                   ------    ------   ------    ---------   -----------   ------------
SIX MONTHS ENDED JUNE 30, 2006
Gross Profit                       $7,859    $5,403   $4,755     $7,764         $(3)        $25,778
Percentage of revenue                31.3%     70.2%    99.4%      99.9%         NA            56.9%
% change from year ago period        (6.3%)    17.7%   102.0%     851.5%         NA            59.7%

SIX MONTHS ENDED JUNE 30, 2005
Gross Profit                       $8,386    $4,590   $2,354     $  816         $(4)        $16,142
Percentage of revenue                35.4%     71.9%    96.8%      99.1%         NA            48.4%
% change from year ago period        83.2%     37.3%   (16.8%)    (76.3%)        NA            13.8%

     The company's product segments vary significantly in gross profit percent. The increase in overall gross profit as a percentage of revenues compared to the prior year is due primarily to the $7.0 million of Agere licensing revenue.

     Gross profit as a percentage of revenue for APG was 32.8% in the three months ended June 30, 2006, approximately 3.4% lower than the comparable period in fiscal 2005. For the six months ended June 30, 2006, the gross profit as a percentage of revenue was 31.3%, 4.1% lower than the comparable period last year. Manufacturing cost variances incurred in the company's Dublin factory negatively impacted the margin in the three and six months ended June 30, 2006 compared to the same periods in 2005. The impact of the Dublin factory manufacturing variances was 7.3% and 6.7% for the three months and six months ended June 30, 2006, respectively. The company expects to complete the discontinuation of the Dublin factory in the third quarter of 2006. The discontinuation of Dublin manufacturing and outsourcing to a contract manufacturer is expected to yield gross margins comparable with the core APG product lines by the fourth quarter of fiscal 2006.

     Gross profit as a percentage of revenue for RFSG was 71.0% in the three months ended June 30, 2006, approximately 2.4% higher than the comparable period in fiscal 2005. There was a heavier mix of software in the quarter ended June 30, 2006, which produces higher margins than the traditional RFSG products. The company expects long-term gross profit in this segment to be between 70% and 75%.

     Gross profit as a percentage of revenue for MSG was 99.4% for the three and six months ended June 30, 2006 and June 30, 2005, respectively. The cost of goods sold in the segment relates primarily to third party licenses included in the Roaming Client product. The company expects long-term gross profit in this segment to be in the upper 90% range.

     Gross profit as a percentage of revenue for Licensing was 100% for the three and six months ended June 30, 2006 and June 30, 2005, respectively.

RESEARCH AND DEVELOPMENT

                                THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                                   JUNE 30, 2006        JUNE 30, 2005       JUNE 30, 2006      JUNE 30, 2005
                                ------------------   ------------------   ----------------   ----------------
Research and development              $3,336               $2,434              $6,253             $4,905
Percentage of revenues                  12.5%                13.3%               13.8%              14.7%
% change from year ago period           37.1%                13.0%               27.5%              16.5%

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

     Research and development expenses increased approximately $0.9 million for the three months ended June 30, 2006 and $1.3 million for the six months ended June 30, 2006 compared to the comparable periods in 2005. The increase is due to the costs associated with the addition of the Sigma product lines, investments in development for scanning products and IMS software, and higher stock compensation expenses.

SALES AND MARKETING

                                THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                                   JUNE 30, 2006        JUNE 30, 2005       JUNE 30, 2006      JUNE 30, 2005
                                ------------------   ------------------   ----------------   ----------------
Sales and Marketing                   $3,196               $2,934              $6,738             $6,048
Percentage of revenues                  11.9%                16.0%               14.9%              18.2%
% change from year ago period            8.9%                12.5%               11.4%               7.8%

Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

     Sales and marketing expenses increased approximately $0.3 million for the three months ended June 30, 2006 and $0.7 million for the six months ended June 30, 2006 compared to the same period in fiscal 2005. The increase is due to the costs associated with the addition of the Sigma product lines.

GENERAL AND ADMINISTRATIVE

                                THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                                   JUNE 30, 2006        JUNE 30, 2005       JUNE 30, 2006      JUNE 30, 2005
                                ------------------   ------------------   ----------------   ----------------
General and Administrative           $3,725                $3,865             $7,473              $8,031
Percentage of revenues                 13.9%                 21.1%              16.5%               24.1%
% change from year ago period          (3.6%)                11.5%              (6.9%)              17.1%

     General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

     General and administrative expenses decreased approximately $0.1 million for the three months ended June 30, 2006 and $0.6 million for the six months ended June 30, 2006 compared to the same period in fiscal 2005 due to lower legal expenses and reversal of CEO retirement benefits, offset by costs associated with the addition of the product lines from Sigma.

AMORTIZATION OF OTHER INTANGIBLE ASSETS

                         THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                            JUNE 30, 2006        JUNE 30, 2005       JUNE 30, 2006      JUNE 30, 2005
                         ------------------   ------------------   ----------------   ----------------
Amortization of other
   intangible                  $1,056                $854               $2,093             $1,737
Percentage of revenues            3.9%                4.7%                 4.6%               5.2%

     The amortization of intangible assets relates to DTI in 2003, MAXRAD in January 2004, the antenna product lines from Andrew Corporation in October 2004, and Sigma in July 2005. The $0.2 million increase for amortization in the three months ended June 30, 2006 and the $0.4 million increase in the six months ended June 30, 2006 is due to the impact of the third quarter fiscal 2005 acquisition of Sigma.

RESTRUCTURING BENEFIT

                         THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                            JUNE 30, 2006        JUNE 30, 2005       JUNE 30, 2006      JUNE 30, 2005
                         ------------------   ------------------   ----------------   ----------------
Restructuring Benefit         $(1,269)              $ (70)              $(716)             $ (70)
Percentage of revenues           (4.7%)              (0.4%)              (1.6%)             (0.2%)

     On April 7, 2006, the company reached an agreement in principle with the labor union responsible for the company's manufacturing and certain other personnel in its Dublin, Ireland factory to discontinue the manufacture of the iVET, PMR and DPMR lines of the company's antenna products at that location. The agreement was formally singed on April 20, 2006. This agreement will enable the company to wind down its manufacturing operations at the Dublin facility, terminate 65 redundant employee positions, terminate its facilities lease at this location, and reduce its pension obligations to terminated employees. Manufacturing of the discontinued lines of antenna products will be substantially relocated either to a contract manufacturer in St. Petersburg, Russia, or to the company's Antenna Products Group facility in Bloomingdale, Illinois. The process of winding down manufacturing operations in Dublin and relocating the products to their new manufacturing locations is expected to be complete in the August 2006, and the related general and administrative support functions are expected to be eliminated by the end of 2006.

     The company will continue to maintain antenna research and development as well as sales and marketing activities in a smaller facility in Dublin to be established during the last quarter of 2006. The company believes that its restructuring activities in Dublin will enable it to improve the gross profit margins of the iVET and LMR product lines that were included with the company's acquisition of Sigma Wireless Technologies in July 2005.

     The company expects to incur restructuring costs related to the discontinuation of its Dublin manufacturing operations in the following categories of costs are: severance pay for employees whose jobs are being made redundant; future minimum lease payments through June 2007 on the existing Dublin facility which will be vacated; and, termination of the employee pension defined benefit plan. The severance, future lease payments, and a portion of the termination of the employee pension defined benefit plan will result in future cash expenditures.

     For the three months ended June 30, 2006 the company recorded a restructuring benefit of $1.3 million, which included a net benefit related to the termination of the pension plan of $2.6 million offsetting employee severance costs of $0.9 million and inventory write-offs of $0.4 million. For the six months ended June 30, 2006, the company recorded a restructuring benefit of $0.7 million, which included the net benefit related to the termination of the pension plan of $2.6 million, offsetting employee severance of $1.4 million and inventory write-offs of $0.4 million.

     The company negotiated the terms of the pension termination with the Sigma labor union in June 2006. Under the terms of the settlement, the company funded the cash shortfall in the company's PCTEL Europe Pension Plan as calculated by a third party actuary less any severance amounts given to employees that exceeded three weeks severance for every year of service. The funding shortfall was based on pension requirements in accordance with Irish regulations. The company funded pension obligations of $0.6 million in the three months ended June 30, 2006 and recorded a net gain of $2.6 million on the termination.

     During the three months ended June 30, 2006, the company paid employee severance of approximately $2.1 million. The company estimates total net severance costs of approximately $1.5 million. It is comprised of a gross cost of $2.4 million less a government rebate of $0.9 million. The $0.9 million government rebate is recorded in the balance sheet in Prepaid Expenses and Other Current Assets.

     In conjunction with the discontinuation of manufacturing operations in the Dublin facility, the company will dispose of inventory that is not compatible with the new manufacturing model. The value of the inventory is $0.4 million, and was recorded as restructuring expense in the three months ended June 30, 2006.

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

GAIN ON SALE OF ASSETS AND RELATED ROYALTIES

                             THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                                JUNE 30, 2006        JUNE 30, 2005       JUNE 30, 2006      JUNE 30, 2005
                             ------------------   ------------------   ----------------   ----------------
Gain on sale of assets and
   related                          $250                 $500                $500              $1,000
Percentage of revenues               0.9%                 2.7%                1.1%                3.0%

     All royalty amounts represent royalties from Conexant. The decrease in the royalties for the three and six months ended June 30, 2006 was due to the fact that the company renegotiated the royalty agreement with Conexant in the third quarter of 2005 whereby the cap on the quarterly payments was lowered but the term of the agreement was extended.

OTHER INCOME, NET

                         THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                            JUNE 30, 2006        JUNE 30, 2005       JUNE 30, 2006      JUNE 30, 2005
                         ------------------   ------------------   ----------------   ----------------
Other income, net               $747                 $431               $1,368              $970
Percentage of revenues           2.8%                 2.4%                 3.0%              2.9%

     Other income, net, consists primarily of interest income, and also foreign exchange gains and losses. Interest income increased for the three and six months ended June 30, 2006 compared to the same periods in fiscal 2005 due primarily to higher interest rates. The company was unfavorably impacted by a foreign exchange loss of $0.1 million during the three months ended June 30, 2005.

     During 2005 and the first quarter of 2006, the company invested its available cash equivalents in money market funds. During the quarter ended June 30, 2006, the company also invested in commercial paper and certificates of deposit with maturities ranging from 30 days to 90 days. The company expects to continue to invest its cash in money market funds, commercial paper, and certificates of deposit.

PROVISION (BENEFIT) FOR INCOME TAXES

                          THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                             JUNE 30, 2006        JUNE 30, 2005       JUNE 30, 2006      JUNE 30, 2005
                          ------------------   ------------------   ----------------   ----------------
Provision (benefit) for
   income taxes                 $1,683               $ (60)              $1,676             $ 101
Effective tax rate                21.0%               15.7%                28.9%             (4.0%)

     The tax rate for the six months ended June 30, 2006 differs from the statutory rate of 35% due to the reversal of approximately $0.7 million in valuation allowances, the utilization of NOL carryforwards to offset a portion of the expected full year tax liability and the provisions of deferred tax liabilities related to goodwill amortization that is deductible for tax purposes. For the six months ended June 30, 2005, the company's income tax expense differed from the statutory rate of 35% due to provision for deferred tax liabilities related to goodwill that is deductible for tax purposes.

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

STOCK-BASED COMPENSATION EXPENSE

     On January 1, 2006, the company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based awards based on estimated fair values. Prior to the adoption of SFAS No. 123(R), the company accounted for stock-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123. As a result, stock options had no intrinsic value on their grant dates, and the company did not record any compensation expense for stock options. Prior to the adoption of SFAS No. 123(R), the company also did not record any compensation expense for the employee stock purchase plan, which was deemed non-compensatory.

     The company estimates compensation expense related to stock options of $1.0 million, net of forfeitures in 2006 and stock compensation expense related to the employee purchase plan of $0.2 million in 2006. The company will continue to use stock options as a long-term employee incentive. However, the use of stock options is currently limited to new employee grants, annual director grants, and as a component for annual compensation of the company's Chief Executive Officer. The company emphasizes restricted stock for employee incentives. The company also has a employee stock purchase plan (ESPP) whereby eligible employees are able to purchase common stock. See footnote 6 for descriptions of company's stock based plans.

     In the three months ended June 30, 2006, the company recognized stock-based compensation expense of $1.1 million in the condensed consolidated statements of operations, which included $0.7 million of restricted stock, $0.3 million for stock option expense, and $0.1 million for stock bonuses. In the six months ended June 30, 2006, the company recognized stock-based compensation expense of $2.2 million in the condensed consolidated statements of operations, which included $1.2 million of restricted stock, $0.6 million for stock option expense, and $0.4 million for stock bonuses. The following table summarizes the stock-based compensation expense by income statement line item for the three and six months ended June 30, 2006 and June 30, 2005, respectively:

                             THREE MONTHS   THREE MONTHS   SIX MONTHS   SIX MONTHS
                                 ENDED          ENDED         ENDED        ENDED
                               JUNE 30,       JUNE 30,      JUNE 30,     JUNE 30,
                                 2006           2005          2006         2005
                             ------------   ------------   ----------   ----------
Cost of sales                   $   86          $  6         $  163       $    8
Research and development           161            70            306          120
Sales and marketing                215           183            439          315
General and administrative         603           663          1,306        1,140
                                ------          ----         ------       ------
Total operating expense            979           916          2,051        1,575
Total                           $1,065          $922         $2,214       $1,583
                                ======          ====         ======       ======

LIQUIDITY AND CAPITAL RESOURCES

                                                      SIX MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30, 2006      JUNE 30, 2005
                                                      ----------------   ----------------
Net cash provided by (used in) operating activities        $ 1,735           $(2,629)
Net cash provided by (used in) investing activities           (884)               24
Net cash provided by financing activities                    4,494               613
Cash, cash equivalents at the end of period                 63,611            82,072
Working capital at the end of period                        76,727            88,241

     The company's operating activities provided approximately $1.7 million of net cash for the six months ended June 30, 2006. The increase in cash from operating activities for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is due to an increase of $6.8 million in net income, $1.0 million reduction in inventory, and a reduction in prepaid and other assets of $2.1 million, offset by a $3.2 million increase in accounts receivable, a $2.1 million decrease in accounts payable, a $1.0 million payment of withholding tax on stock based compensation, and a $2.1 million decrease in deferred revenue. The company used approximately $0.9 million from investing activities during the six months ended June 30, 2006. The company used approximately $1.5 million for capital expenditures, offsetting proceeds from royalties of $0.5 and sale of fixed assets of $0.1 million. For the six months ended June 30, 2006, financing activities included approximately $2.3 million of proceeds for the issuance of common stock related to stock option exercises and shares purchased through the Employee Stock Purchase Plan, $1.0 million from proceeds from the issuance of debt by PCTEL Limited, and $1.2 million related to tax benefits for stock-based awards.

     As of June 30, 2006, the company had approximately $63.6 million in cash and cash equivalents and working capital of approximately $76.7 million. The decline in the cash balance and working capital compared to the six months ended June 30, 2005 is due primarily to the acquisition of Sigma in July 2005. As of June 30, 2006, the company has no significant commitments for capital expenditures.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     As of June 30, 2006, the company had lease obligations of approximately $4.9 million. The obligations for leases include approximately $90,000 related to capital leases for motor vehicles and manufacturing equipment in Dublin, Ireland.

     In the quarter ended March 31, 2006, the company relocated its RFSG operations to a new leased facility in Germantown, Maryland. The company is still obligated for the operating lease on Wisteria Drive in Germantown, Maryland through July 2007. The company recorded an expense of $0.1 million in the three months ended June 30, 2006 and $0.2 million for the six months ended June 30, 2006 for the remaining net lease obligation and related termination costs.

     The company has a remaining firm purchase contract for approximately $90,000 with an RFSG software supplier. The quantity committed represents the lifetime requirements for this software. The company has no other firm inventory purchase contract commitments with major suppliers beyond near term needs.

     As part of the acquisition of Sigma, the selling stockholders of Sigma may earn up to an additional 7.5 million Euro (approximately $9.1 million) in cash based on Sigma's revenue performance over the 18-month period ending December 31, 2006. The company believes that such a payout for Sigma's revenue performance is unlikely.

     In April 2006, the company announced a restructuring plan for Dublin manufacturing. The company paid approximately $2.1 million in severance in June 2006. At June 30, 2006 the company was obligated to pay severance of approximately $0.2 million for those employees that will be terminated during the quarter ending September 30, 2006. The company also plans to vacate the Dublin facility prior to the end of the minimum lease period. The company expects to incur restructuring expense of between $0.1 million and $0.2 million related to the termination of the Dublin lease.

CHANGE IN CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The company uses certain critical accounting policies as described in "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of its Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Accounting policies

     In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The company is in process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and is currently not yet in a position to determine such effects.

     The company adopted SFAS No. 123(R), "Share Based Payments," during the six months ended June 30, 2006. SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based awards based on estimated fair values. The company's share-based awards include stock options, restricted stock awards, stock bonuses, and the company's Employee Stock Purchase Plan. Prior to the adoption of SFAS No. 123(R), the company accounted for stock-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123. As a result, stock options had no intrinsic value on their grant dates, and the company did not record any compensation expense for stock options. The company has elected to use the modified prospective transition method to adopt SFAS No. 123(R). Under this transition method starting in 2006, compensation expense includes expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and the expense for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

     The company uses the Black-Scholes model to estimate the fair value of the company's options awards and employee stock purchase rights issued under the company's Employee Stock Purchase Plan. Based on this valuation, the company is recognizing compensation expense for stock options on a graded vesting basis. The Black-Scholes model requires estimates of the expected term of the option, future volatility, and the risk-free interest rate. See footnote 6 related to stock-based compensation. In addition to the assumptions used to calculate the fair value of the company's options, the company is required to estimate the expected forfeiture rate of all share-based award and only recognize expense for those awards we expect to vest. The stock-based compensation expense recognized in the company's condensed consolidated statements of operations has been reduced for estimated forfeitures.

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

INTEREST RATE RISK

     The company manages the sensitivity of its results of operations to credit risks and interest rate risk by maintaining a conservative investment portfolio. The primary objective of the company's investment activities is to preserve principal without significantly increasing risk. To achieve this objective, the company maintains a portfolio of cash equivalents in money market funds, certificates of deposit, and commercial paper. Due to changes in interest rates, the company's future investment income may fall short of expectations. Since the company invests in cash equivalents, we have no unrealized holding gains or losses as of June 30, 2006 and 2005, respectively. A hypothetical increase or decrease of 10% in market interest rates would not result in a material change in interest income earned through maturity on investments held at June 30, 2006. The company does not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes.

FOREIGN CURRENCY RISK

     The company is exposed to currency fluctuations from the sale of its products internationally and from its international operations. The company manages the sensitivity of the international sales by denominating the majority of transactions in U.S. dollars. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which sales were denominated, the net loss would not have changed by a material amount for the six months ended June 30, 2006. For purposes of this calculation, the company has assumed that the exchange rates would change in the same direction relative to the United States dollar. The company's exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuation gains for the six months ended June 30, 2006 and 2005 was positive $593,000 and negative $18,000, respectively.

ITEM 4: CONTROLS AND PROCEDURES

     (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, PCTEL management evaluated the effectiveness of the company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report.. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were ineffective as of June 30, 2006 because of the material weakness originally identified in the fourth quarter of 2004 (discussed below). In light of the material weakness described below, the company performed additional analysis and other post-closing procedures to ensure the company's financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the company's financial condition, results of operations and cash flows for the periods presented.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004 and December 31, 2005, the company did not maintain effective controls over the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the company did not have effective controls over determining net operating loss carrybacks, applicable state tax rates applied, and the tax effect of stock option exercises. In addition, the company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to deferred income tax assets and liabilities. This control deficiency resulted in audit adjustments to the financial statements for the fourth quarter 2004, to the 2005 annual consolidated financial statements with respect to income tax disclosures, and the 2005 second quarter consolidated financial statements with respect to the provision for income taxes. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constituted a material weakness. The remediation plan for the material weakness identified at December 31, 2004 and December 31, 2005 is described below. Because the remediation of this material weakness is still in process, the company's Chief Executive Officer and its Chief Financial Officer have concluded that the company did not maintain effective internal control over financial reporting as of June 30, 2006, based on criteria in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Management has excluded Sigma from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 because Sigma was acquired by the company through a purchase business combination in July 2005. Sigma is a wholly owned subsidiary of the company that represents 18% of consolidated total assets and 8% of consolidated revenues, respectively, as of and for the six months ended June 30, 2006.

     (B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     The company made significant progress during the year ended December 31, 2005 and for the first two quarters of 2006 in executing the remediation plans that were established to address the material weakness in its internal control surrounding the accounting for income taxes. This resulted in certain improvements in the company's internal control over financial reporting. With the help of external advisors (other than the company's independent registered public accounting firm), the following remedial actions have been undertaken:

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

     As demonstrated by the above, the company has made significant progress in its efforts to remediate this material weakness during 2005 and the first two quarters of 2006. This is evidenced by the company's overall positive results from its 2005 internal control compliance testing required by Section 404 of the Sarbanes-Oxley Act of 2002, which was carried out by the company in the third and fourth quarters of 2005. In making its determination as to the status of the remediation of this material weakness, the company has considered all of the factors outlined above and has concluded that the internal controls surrounding the accounting for income taxes are effectively designed. However, as a result of the audit adjustments in 2004 and 2005, the company has not demonstrated operating effectiveness with respect to controls over the completeness and accuracy of its income tax provision and the presentation and disclosures related to income taxes. The remediation efforts are in processes, but have not been completed as of June 30, 2006.

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

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

     In March 2002, plaintiff Ronald H. Fraser ("Fraser") filed a complaint in the California Superior Court for breach of contract and declaratory relief against the company, and for breach of contract, conversion, negligence and declaratory relief against the company's transfer agent, Wells Fargo Bank Minnesota, N.A. The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April, 2000. At a mandatory settlement conference held in September 2004, Fraser stipulated to judgment in favor of the company. In November 2004 Fraser appealed the judgment entered against him. Fraser filed his opening brief in October 2005. The appellant's reply brief was filed in March 2006. The company expects the court to schedule an oral argument later this year. The company believes that this appeal is without merit and intends to defend the appeal vigorously. However, the company cannot predict or determine the outcome or resolution of this proceeding or the potential range of loss if any.

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

On July 26, 2006, the parties entered into a settlement agreement which was favorable to the company. As part of the settlement agreement, the company granted Agere a perpetual license for $7.0 million. The parties will promptly file a stipulated request with the Court asking that all claims and counterclaims in the action be dismissed with prejudice.

ITEM 1A: RISK FACTORS

     This quarterly report on Form 10-Q, including this Management's Discussion and Analysis, contains forward-looking statements. These forward-looking statements are to be adversely affected or subject to substantial risks and uncertainties that could cause the company's future business, financial condition or results of operations to differ materially from the company's historical results or currently anticipated results, including those set forth below.

                     RISKS RELATED TO THE COMPANY'S BUSINESS

COMPETITION WITHIN THE WIRELESS CONNECTIVITY PRODUCTS INDUSTRIES IS INTENSE AND IS EXPECTED TO INCREASE SIGNIFICANTLY. THE COMPANY'S FAILURE TO COMPETE SUCCESSFULLY COULD MATERIALLY HARM THE COMPANY'S PROSPECTS AND FINANCIAL RESULTS.

     The wireless products connectivity markets are intensely competitive. The company may not be able to compete successfully against current or potential competitors. The company expects competition to increase in the future as current competitors enhance their product offerings, new suppliers enter the wireless connectivity products markets, new communication technologies are introduced and additional networks are deployed. The company's client software competes with software developed internally by Network Interface Card (NIC) vendors, service providers for 802.11 networks, and with software developed by large systems integrators. Increased competition could materially and adversely affect the company's business and operating results through pricing pressures, the loss of market share and other factors.

     The antenna market is highly fragmented and is served by many local product providers. The company may not be able to displace established competitors from their customer base with the company's products. The company may not achieve the design wins necessary to participate in WCDMA network deployments where the company's products compete. Where the company has design wins, the company may not be the sole source supplier or may receive only a small portion of the business from each customer.

     Many of the present and potential competitors have substantially greater financial, marketing, technical and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. These competitors may succeed in establishing technology standards or strategic alliances in the connectivity products markets, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. The company can offer no assurance that we will succeed in developing products or technologies that are more effective than those developed by the company's competitors. The company can offer no assurance that the company will be able to compete successfully against existing and new competitors as the connectivity wireless markets evolve and the level of competition increases.

THE COMPANY'S ABILITY TO GROW THE COMPANY'S BUSINESS MAY BE THREATENED IF THE DEMAND FOR WIRELESS DATA SERVICES DOES NOT CONTINUE TO GROW.

     The company's ability to compete successfully in the wireless market is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, the company's revenue may decline. Wireless data solutions are relatively unproven in the marketplace and some of the wireless technologies have only been commercially introduced in the last few years. The company began offering wireless products in the second quarter of fiscal 2002. If wireless data access technology turns out to be unsuitable for widespread commercial deployment, the company may not be able to generate enough sales to achieve and grow the company's business. Listed below are some of the factors that the company believes are key to the success or failure of wireless access technology:

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

     The factors listed above influence the company's customers' purchase decisions when selecting wireless versus other high-speed data access technology. Future legislation, legal decisions and regulation relating to the wireless telecommunications industry may slow or delay the deployment of wireless networks.

     Wireless access solutions compete with other high-speed access solutions such as digital subscriber lines, cable modem technology, fiber optic cable and other high-speed wire line and satellite technologies. If the market for the company's wireless solutions fails to develop or develops more slowly than expected due to this competition, the company's sales opportunities will be harmed. Many of these alternative technologies can take advantage of existing installed infrastructure and are generally perceived to be reliable and secure. As a result, they have already achieved significantly greater market acceptance and penetration than wireless data access technologies. Moreover, current wireless data access technologies have inherent technical limitations that may inhibit their widespread adoption in many areas.

     The company expects wireless data access technologies to face increasing competitive pressures from both current and future alternative technologies. In light of these factors, many service providers may be reluctant to invest heavily in wireless data access solutions, including Wi-Fi. If service providers do not continue to establish Wi-Fi "hot spots," the company may not be able to generate sales for the company's Wi-Fi products and the company's revenue may decline.

THE COMPANY'S WIRELESS BUSINESS IS DEPENDENT UPON THE CONTINUED GROWTH OF EVOLVING TELECOMMUNICATIONS AND INTERNET INDUSTRIES.

     The company's future success is dependent upon the continued growth of the data communications and wireless industries, particularly with regard to Internet usage. The global data communications and Internet industries are relatively new and evolving rapidly and it is difficult to predict potential growth rates or future trends in technology development for this industry. The deregulation, privatization and economic globalization of the worldwide telecommunications market that have resulted in increased competition and escalating demand for new technologies and services may not continue in a manner favorable to us or the company's business strategies. In addition, the growth in demand for wireless and Internet services, and the resulting need for high speed or enhanced data communications products and wireless systems, may not continue at its current rate or at all.

THE COMPANY'S FUTURE SUCCESS DEPENDS ON THE COMPANY'S ABILITY TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS FOR THE WIRELESS MARKET, WHICH MEET THE NEEDS OF CUSTOMERS.

     The company's revenue depends on the company's ability to anticipate the company's existing and prospective customers' needs and develop products that address those needs. The company's future success will depend on the company's ability to introduce new products for the wireless market, anticipate improvements and enhancements in wireless technology and wireless standards, and to develop products that are competitive in the rapidly changing wireless industry. Introduction of new products and product enhancements will require coordination of the company's efforts with those of the company's customers, suppliers, and manufacturers to rapidly achieve volume production. If the company fails to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of the company's customers as scheduled, the company's operating results will be materially and adversely affected and the company's business and prospects will be harmed. The company cannot assure you that product introductions will meet the anticipated release schedules or that the company's wireless products will be competitive in the market. Furthermore, given the emerging nature of the wireless market, there can be no assurance the company's products and technology will not be rendered obsolete by alternative or competing technologies.

THE COMPANY MAY EXPERIENCE INTEGRATION OR OTHER PROBLEMS WITH POTENTIAL ACQUISITIONS, WHICH COULD HAVE AN ADVERSE EFFECT ON THE COMPANY'S BUSINESS OR RESULTS OF OPERATIONS. NEW ACQUISITIONS COULD DILUTE THE INTERESTS OF EXISTING STOCKHOLDERS, AND THE ANNOUNCEMENT OF NEW ACQUISITIONS COULD RESULT IN A DECLINE IN THE PRICE OF THE COMPANY'S COMMON STOCK.

     The company may in the future make acquisitions of, or large investments in, businesses that offer products, services, and technologies that the company believes would complement the company's products or services, including wireless products and technology. The company may also make acquisitions of, or investments in, businesses that the company believes could expand the company's distribution channels. Even if the company announces an acquisition, the company may not be able to complete it. Additionally, any future acquisition or substantial investment would present numerous risks, including:

     - difficulty in integrating the technology, operations, internal accounting controls or work force of the acquired business with the company's existing business,

     -    disruption of the company's on-going business,

     - difficulty in realizing the potential financial or strategic benefits of the transaction,

     - difficulty in maintaining uniform standards, controls, procedures and policies,

     - dealing with tax, employment, logistics, and other related issues unique to international organizations and assets the company acquires,

     - possible impairment of relationships with employees and customers as a result of integration of new businesses and management personnel, and

     - impairment of assets related to resulting goodwill, and reductions in the company's future operating results from amortization of intangible assets.

     The company expects that future acquisitions could provide for consideration to be paid in cash, shares of the company's common stock, or a combination of cash and the company's common stock. If consideration for a transaction is paid in common stock, this would further dilute the company's existing stockholders.

THE COMPANY MAY NEVER ACHIEVE THE ANTICIPATED BENEFITS FROM THE ACQUISITION OF SIGMA WIRELESS TECHNOLOGIES.

     The company acquired Sigma Wireless Technologies in July 2005 as part of the company's continuing efforts to expand the company's wireless line and product offerings. The company has experienced difficulties in achieving the anticipated benefits of this acquisition. This acquisition represents an expansion for the company's Antenna Products Group. Potential risks with this acquisition include:

     -    the loss or decrease in orders of one or more of the major customers,

     -    delay in 3G network deployments utilizing acquired products,

     - decrease in demand for wireless devices that use the acquired products,

     -    lack of acceptance for electrical tilt antenna products in general,

     - the ability to realize gross and operating margins necessary to achieve targeted results,

     - difficulties in assimilation of related personnel, operations, technologies or products,

     - complications associated with winding down manufacturing operations in Dublin and relocating products to new manufacturing locations, and

     - challenges in integrating internal accounting and financial controls for financial reporting purposes.

THE COMPANY'S GROSS PROFIT MAY VARY BASED ON THE MIX OF SALES OF THE COMPANY'S PRODUCTS AND LICENSES OF THE COMPANY'S INTELLECTUAL PROPERTY, AND THESE VARIATIONS MAY CAUSE THE COMPANY'S NET INCOME TO DECLINE.

     The company derives a portion of the its sales from the its software-based connectivity products. Due in part to the competitive pricing pressures that affect the company's products and in part to increasing component and manufacturing costs, the company expects gross profit from both existing and future products to decrease over time. In addition, licensing revenues from the company's intellectual property historically have provided higher margins than the company's product sales. Changes in the mix of products sold and the percentage of the company's sales in any quarter attributable to products as compared to licensing revenues could cause the company's quarterly results to vary and could result in a decrease in gross profit and net income.

ANY DELAYS IN THE COMPANY'S NORMALLY LENGTHY SALES CYCLES COULD RESULT IN CUSTOMERS CANCELING PURCHASES OF THE COMPANY'S PRODUCTS.

     Sales cycles for the company's products with major customers are lengthy, often lasting nine months or longer. In addition, it can take an additional nine months or more before a customer commences volume production of equipment that incorporates the company's products. Sales cycles with the company's major customers are lengthy for a number of reasons, including:

     - the company's original equipment manufacturer customers and carriers usually complete a lengthy technical evaluation of the company's products, over which the company have no control, before placing a purchase order,

     - the commercial introduction of the company's products by an original equipment manufacturer and carriers is typically limited during the initial release to evaluate product performance, and

     - the development and commercial introduction of products incorporating new technologies frequently are delayed.

     A significant portion of the company's operating expenses is relatively fixed and is based in large part on the company's forecasts of volume and timing of orders. The lengthy sales cycles make forecasting the volume and timing of product orders difficult. In addition, the delays inherent in lengthy sales cycles raise additional risks of customer decisions to cancel or change product phases. If customer cancellations or product changes were to occur, this could result in the loss of anticipated sales without sufficient time for us to reduce the company's operating expenses.

THE COMPANY'S REVENUES MAY FLUCTUATE EACH QUARTER DUE TO BOTH DOMESTIC AND INTERNATIONAL SEASONAL TRENDS.

     The connectivity products market is too new for us to be able to predict seasonal revenue patterns. Such patterns are also true for wireless test and measurements products, such as those produced by the RF Solutions Group, where capital spending is involved.

     The company is currently expanding sales into international markets, particularly in Europe and Asia. To the extent that revenues in Europe and Asia or other parts of the world increase in future periods, the company expects the company's period-to-period revenues to reflect seasonal buying patterns in these markets.

THE COMPANY RELIES ON INDEPENDENT COMPANIES TO MANUFACTURE, ASSEMBLE AND TEST THE COMPANY'S PRODUCTS. IF THESE COMPANIES DO NOT MEET THEIR COMMITMENTS TO US, THE COMPANY'S ABILITY TO SELL PRODUCTS TO THE COMPANY'S CUSTOMERS WOULD BE IMPAIRED.

     The company has limited manufacturing capability. For some product lines, the company outsources the manufacturing, assembly, and testing of printed circuit board subsystems. For other product lines, the company purchases completed hardware platforms and adds the company's proprietary software. While there is no unique capability with these suppliers, any failure by these suppliers to meet delivery commitments would cause us to delay shipments and potentially be unable to accept new orders for product.

     In addition, in the event that these suppliers discontinued the manufacture of materials used in the company's products, the company would be forced to incur the time and expense of finding a new supplier or to modify the company's products in such a way that such materials were not necessary. Either of these alternatives could result in increased manufacturing costs and increased prices of the company's products.

     The company assembles APG products in facilities located in Illinois and China. The company may experience delays, disruptions, capacity constraints or quality control problems at the company's assembly facilities, which could result in lower yields or delays of product shipments to the company's customers. In addition, the company has an increasing number of APG products manufactured in China via contract manufacturers. Any disruption of the company's or contract manufacturers' operations could cause a delay in product shipments, which would negatively impact sales, competitive reputation and position. In addition, if the company does not accurately forecast demand for products, the company will have excess or insufficient parts to build the company's product, either of which could seriously affect operating results.

IN ORDER FOR THE COMPANY TO OPERATE AT A PROFITABLE LEVEL AND CONTINUE TO INTRODUCE AND DEVELOP NEW PRODUCTS FOR EMERGING MARKETS, THE COMPANY MUST ATTRACT AND RETAIN THE COMPANY'S EXECUTIVE OFFICERS AND QUALIFIED TECHNICAL, SALES, SUPPORT AND OTHER ADMINISTRATIVE PERSONNEL.

     The company's performance is substantially dependent on the performance of the company's current executive officers and certain key engineering, sales, marketing, financial, technical and customer support personnel. If the company loses the services of the company's executives or key employees, replacements could be difficult to recruit and, as a result, the company may not be able to grow the company's business.

     Competition for personnel, especially qualified engineering personnel, is intense. The company is particularly dependent on the ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience.

As of June 30, 2006, the company employed a total of 86 people in the company's engineering department. If the company loses the services of one or more of its key engineering personnel, the company's ability to continue to develop products and technologies responsive to the company's markets may be impaired.

FAILURE TO MANAGE THE COMPANY'S TECHNOLOGICAL AND PRODUCT GROWTH COULD STRAIN THE COMPANY'S MANAGEMENT, FINANCIAL AND ADMINISTRATIVE RESOURCES.

     The company's ability to successfully sell products and implement the company's business plan in rapidly evolving markets requires an effective management planning process. Future product expansion efforts could be expensive and put a strain on the company's management by significantly increasing the scope of their responsibilities and by increasing the demands on their management abilities. To effectively manage the company's growth in these new technologies, the company must enhance the company's marketing, sales, research and development areas.

THE COMPANY MAY BE SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY ASSOCIATED WITH THE COMPANY'S WIRELESS BUSINESS AND THIS COULD BE COSTLY TO DEFEND AND COULD PREVENT THE COMPANY FROM USING OR SELLING THE CHALLENGED TECHNOLOGY.

     In recent years, there has been significant litigation in the United States involving intellectual property rights. The company has from time to time in the past-received correspondence from third parties alleging that the company infringes the third party's intellectual property rights. The company expects potential claims to increase in the future, including with respect to the company's wireless business. Intellectual property claims against us, and any resulting lawsuit, may result in significant expenses and could subject the company to significant liability for damages and invalidate what the company currently believes are its proprietary rights. These lawsuits, regardless of their merits or success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. This could have a material and adverse effect on the company's business, results of operation, financial condition and prospects. Any potential intellectual property litigation against us related to the company's wireless business could also force the company to do one or more of the following:

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

     If the company is subject to a successful claim of infringement related to the company's wireless intellectual property and the company fail to develop non-infringing intellectual property or license the infringed intellectual property on acceptable terms and on a timely basis, operating results could decline and the company's ability to grow and sustain the company's wireless business could be materially and adversely affected. As a result, the company's business, financial condition, results of operation and prospects could be impaired.

     The company may in the future initiate claims or litigation against third parties for infringement of the company's intellectual property rights or to determine the scope and validity of the company's proprietary rights or the proprietary rights of the company's competitors. These claims could also result in significant expense and the diversion of technical and management personnel's attention.

UNDETECTED SOFTWARE ERRORS OR FAILURES FOUND IN NEW PRODUCTS MAY RESULT IN A LOSS OF CUSTOMERS OR A DELAY IN MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS.

     The company's products may contain undetected software errors or failures when first introduced or as new versions are released. To date, the company has not been made aware of any significant software errors or failures in the company's products. However, despite testing by the company and by current and potential customers, errors may be found in new products after commencement of commercial shipments, resulting in loss of customers or delay in market acceptance.

THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED IF TAX AUTHORITIES CHALLENGE US AND THE TAX CHALLENGES RESULT IN UNFAVORABLE OUTCOMES.

     The company currently has international subsidiaries located in Japan, China, Ireland, Israel, Serbia, and the United Kingdom as well as an international branch office located in Hong Kong. The complexities resulting from operating in several different tax jurisdictions increases the company's exposure to worldwide tax challenges.

CONDUCTING BUSINESS IN INTERNATIONAL MARKETS INVOLVES FOREIGN EXCHANGE RATE EXPOSURE THAT MAY LEAD TO REDUCED PROFITABILITY.

     With the acquisition of Sigma in July 2005, the company has increased risk from foreign currency exposure. Sigma's functional currency is the Euro, and Sigma conducts business in both the Euro and pounds sterling. The company believes that foreign exchange exposures may lead to reduced profitability.

                     RISKS RELATED TO THE COMPANY'S INDUSTRY

THE COMPANY'S INDUSTRY IS CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGIES. IF THE COMPANY IS NOT SUCCESSFUL IN RESPONSE TO RAPIDLY CHANGING TECHNOLOGIES, THE COMPANY'S PRODUCTS MAY BECOME OBSOLETE AND THE COMPANY MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     The wireless data access business is characterized by rapidly changing technologies, short product life cycles and frequent new product introductions. To remain competitive, the company has successfully introduced several new products.

     Both the cellular (2.5G and 3G) and Wi-Fi (802.11) spaces are rapidly changing and prone to standardization. The company will continue to evaluate, develop and introduce technologically advanced products that will position us for possible growth in the wireless data access market. If the company is not successful in response to rapidly changing technologies, the company's products may become obsolete and the company may not be able to compete effectively.

CHANGES IN LAWS OR REGULATIONS, IN PARTICULAR, FUTURE FCC REGULATIONS AFFECTING THE BROADBAND MARKET, INTERNET SERVICE PROVIDERS, OR THE COMMUNICATIONS INDUSTRY, COULD NEGATIVELY AFFECT THE COMPANY'S ABILITY TO DEVELOP NEW TECHNOLOGIES OR SELL NEW PRODUCTS AND THEREFORE, REDUCE THE COMPANY'S PROFITABILITY.

     The jurisdiction of the Federal Communications Commission, or FCC, extends to the entire communications industry, including the company's customers and their products and services that incorporate the company's products. Future FCC regulations affecting the broadband access services industry, the company's customers or products may harm the company's business. For example, future FCC regulatory policies that affect the availability of data and Internet services may impede the company's customers' penetration into their markets or affect the prices that they are able to charge. In addition, FCC regulatory policies that affect the specifications of wireless data devices may impede certain of the company's customers' ability to manufacture their products profitably, which could, in turn, reduce demand for the company's products. Furthermore, international regulatory bodies are beginning to adopt standards for the communications industry. Although the company's business has not been hurt by any regulations to date, in the future, delays caused by the company's compliance with regulatory requirements may result in order cancellations or postponements of product purchases by the company's customers, which would reduce profitability.

                RISKS RELATED TO THE COMPANY'S LICENSING PROGRAM

THE COMPANY'S ABILITY TO SUSTAIN REVENUE FROM THE LICENSING OF THE COMPANY'S INTELLECTUAL PROPERTY IS SUBJECT TO MANY RISKS, AND ANY INABILITY TO SUCCESSFULLY LICENSE THE COMPANY'S INTELLECTUAL PROPERTY COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

     In addition to the company's wireless product lines, the company offers its intellectual property through licensing and product royalty arrangements. The company has over 100 U.S. patents granted or pending addressing both essential International Telecommunications Union and non-essential technologies. In connection with the company's intellectual property licensing efforts, the company has filed several patent infringement lawsuits and is aggressively pursuing unlicensed companies to license their unauthorized use of the company's intellectual property. Because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of these litigation matters, the company cannot assure you that the company will ultimately prevail or receive the judgments it seeks. The company may not be able to obtain licensing agreements from these companies on terms favorable to it, if at all. In addition, the company may be required to pay substantial monetary damages as a result of claims these companies have brought against it which could materially and adversely affect the company's business, financial condition and operating results.

THE COMPANY EXPECTS TO CONTINUE TO BE SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY CLAIMS RELATED TO THE COMPANY'S LICENSING PROGRAM WHICH COULD IMPAIR THE COMPANY'S ABILITY TO GROW OR SUSTAIN REVENUES FROM THE COMPANY'S LICENSING EFFORTS.

     As the company continues to aggressively pursue licensing arrangements with companies that are using the company's intellectual property without the company's authorization, the company expects to continue to be subject to lawsuits that challenge the validity of the company's intellectual property or that allege that the company has infringed third party intellectual property rights. Any of these claims could results in substantial damages against it and could impair the company's ability to grow and sustain its licensing business. This could materially and adversely affect the company's business, financial condition, operating results and prospects. The company has been subject to claims from others in the past regarding similar matters. In addition, in recent years, there has been significant litigation in the United States involving intellectual property rights. The company expects these claims to increase as the company's intellectual property portfolio becomes larger. Intellectual property claims against the compnay, and any resulting lawsuit, may result in significant expenses and could subject the company to significant liability for damages and invalidate what the company currently believes are the company's proprietary rights. These lawsuits, regardless of their merits or success, would likely be time-consuming and expensive to resolve and could divert management's time and attention.

THE COMPANY'S ABILITY TO ENFORCE INTELLECTUAL PROPERTY RIGHTS MAY BE LIMITED, AND ANY LIMITATION COULD ADVERSELY AFFECT THE COMPANY'S ABILITY TO SUSTAIN OR INCREASE REVENUE FROM THE COMPANY'S LICENSING PROGRAM.

     The company's ability to sustain and grow revenue from the licensing of the company's intellectual property is dependent on the company's ability to enforce the company's intellectual property rights. The company's ability to enforce these rights is subject to many challenges and may be limited. For example, one or more of the company's pending patents may never be issued. In addition, the company's patents, both issued and pending, may not prove enforceable in actions against alleged infringers Agere and Lucent have currently pending claims seeking to invalidate one or more of the company's patents. If a court were to invalidate one or more of the company's patents, this could materially and adversely affect the company's licensing program. Furthermore, some foreign laws, including those of various countries in Asia, do not protect the company's proprietary rights to the same extent as United States laws.

                   RISKS RELATED TO THE COMPANY'S COMMON STOCK

THE TRADING PRICE OF THE COMPANY'S STOCK PRICE MAY BE VOLATILE BASED ON A NUMBER OF FACTORS, SOME OF WHICH ARE NOT IN THE COMPANY'S CONTROL.

     The trading price of the company's common stock has been highly volatile. The common stock price has fluctuated from a low of $7.44 to a high of $11.64 during the past twelve months. The company's stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of the company's control, including:

     -    announcements of technological innovations,

     - new products or services offered by the company or the company's competitors,

     -    actual or anticipated variations in quarterly operating results,

     -    outcome of ongoing intellectual property related litigations,

     -    changes in financial estimates by securities analysts,

     -    conditions or trends in the company's industry,

     - the company's announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

     -    additions or departures of key personnel,

     -    mergers and acquisitions, and

     -    sales of common stock by the company's stockholders or the company.

     In addition, the NASDAQ Global Market, where many publicly held telecommunications companies, including PCTEL, are traded, often experiences extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

PROVISIONS IN THE COMPANY'S CHARTER DOCUMENTS MAY INHIBIT A CHANGE OF CONTROL OR A CHANGE OF MANAGEMENT, WHICH MAY CAUSE THE MARKET PRICE FOR THE COMPANY'S COMMON STOCK TO FALL AND MAY INHIBIT A TAKEOVER OR CHANGE IN THE COMPANY'S CONTROL THAT A STOCKHOLDER MAY CONSIDER FAVORABLE.

     Provisions in the company's charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction that the company's stockholders may favor. These provisions could have the effect of discouraging others from making tender offers for the company's shares, and as a result, these provisions may prevent the market price of the company's common stock from reflecting the effects of actual or rumored takeover attempts and may prevent stockholders from reselling their shares at or above the price at which they purchased their shares. These provisions may also prevent changes in the company's management that the company's stockholders may favor. The company's charter documents do not permit stockholders to act by written consent, do not permit stockholders to call a stockholders meeting, and provide for a classified board of directors, which means stockholders can only elect, or remove, a limited number of the company's directors in any given year.

     The company's board of directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series. The board of directors can fix the price, rights, preferences, privileges and restrictions of this preferred stock without any further vote or action by the company's stockholders. The rights of the holders of the company's common stock will be affected by, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Further, the issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by the company's stockholders. As a result, the market price of the company's common stock may drop.

UNDER REGULATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002, IF THE COMPANY IS UNABLE TO SUCCESSFULLY IMPLEMENT PROCESSES AND PROCEDURES TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROL OVER ITS FINANCIAL REPORTING, THE COMPANY'S ABILITY TO PROVIDE RELIABLE AND TIMELY FINANCIAL REPORTS COULD BE HARMED.

     The company must comply with the rules promulgated under section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires an annual management report assessing the effectiveness of the company's internal control over financial reporting, a report by the company's independent registered public accountants addressing this assessment, and a report by the company's independent auditors addressing the effectiveness of the company's internal control.

     In connection with reporting the company's financial results for the year ended December 31, 2004 and 2005, the company identified and described a "material the weakness" (as defined by the relevant accounting standards) in the company's internal control related to the company's accounting for income taxes. Specifically, the company did not have effective controls over determining net operating loss carrybacks, applicable state tax rates applied, and the tax effect of stock option exercises. In addition, the company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to deferred income tax assets and liabilities. This control deficiency resulted in audit adjustments to the fourth quarter 2004 financial statements. To address the material weakness described above, PCTEL has engaged an outside tax consultant and has implemented an internal training program to enhance the capabilities of its internal tax personnel. The remediation program to address the previously identified material the weakness and remediation testing for other internal control deficiencies identified in 2004 is still in process. The occurrence of control deficiencies in the company's internal control, and material weaknesses in particular, adversely affect the company's ability to report the company's financial results on a timely and accurate basis.

     While the company has expended significant resources in developing the necessary documentation and testing procedures required by Section 404, the company cannot be certain that the actions the company is taking to improve, achieve and maintain the company's internal control over financial reporting will be adequate or that the company will be able to implement the company's planned processes and procedures. If the company does not comply with the company's requirements under Section 404 in a timely manner, or the processes and procedures that the company implements for the company's internal control over financial reporting are inadequate, the company's ability to provide reliable and timely financial reports, and consequently the company's business and operating results, could be harmed. This in turn could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the company's financial reports, which could cause the market price of the company's Common Stock to decline. See also Part I, Item 4 for a discussion on Controls and Procedures.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2006 Annual Meeting of Stockholders on June 5, 2006 in Chicago, Illinois. We solicited votes by proxy pursuant to proxy solicitation materials delivered to our stockholders on or about April 27, 2006. The following is a brief description of matters voted on at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstains:

     1. Election of Brian J. Jackman and John R. Sheehan as Class III directors until the Annual Meeting of Stockholders in 2009:

                       FOR      WITHHOLD
                   ----------   --------
Brian J. Jackman   18,384,367    989,746
John R. Sheehan    18,385,902    988,211

          The term of office of Richard D. Alberding, Steven D. Levy, Giacomo Marinin, and Carl Thomsen continued after the meeting.

     2. Ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2006:

VOTES FOR    VOTES AGAINST   ABSTAIN
---------    -------------   -------
18,641,922      669,636       62,555

     As disclosed in the company's Current Report on Form 8-K filed on May 18, 2006, subsequent to the 2006 Annual Meeting of Stockholders, the company dismissed PricewaterhouseCoopers LLP and appointed Grant Thornton LLP as its independent registered public accounting firm.

     3.   Approval of the 1997 Stock Plan as amended and restated

VOTES FOR    VOTES AGAINST   ABSTAIN
---------    -------------   -------
8,006,104      5,851,983      42,412

ITEM 6: EXHIBITS

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
10.54  (a)   1997 Stock Plan (as amended and restated March 16, 2006)

10.54-1      Forms of agreement under 1997 Stock Plan

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

(a) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Current Report on Form 8-K filed on June 9, 2006.

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

                                        PCTEL, Inc.
                                        A Delaware Corporation
                                        (Registrant)


                                        /s/ MARTIN H. SINGER
                                        ----------------------------------------
                                        Martin H. Singer
                                        Chairman of the Board and
                                        Chief Executive Officer

Date: August 8, 2006