Form 10-Q
period 2006-09-30
PC TEL INC
filed 2006-11-09
CIK 1057083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 TITLE                               OUTSTANDING
                 -----                               -----------
Common Stock, par value $.001 per share   22,325,525 as of November 1, 2006

                                   PCTEL, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                                                            PAGE
                                                                            ----
          PART I

Item 1    Financial Statements
          Condensed Consolidated Balance Sheets                               3
          Condensed Consolidated Statements of Operations                     4
          Condensed Consolidated Statements of Cash Flows                     5
          Notes to the Condensed Consolidated Financial Statements            6
Item 2    Management's Discussion and Analysis of Financial Condition        19
          And Results of Operations
Item 3    Quantitative and Qualitative Disclosures about Market Risk         28
Item 4    Controls and Procedures                                            28

          PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                                  29
Item 1A   Risk Factors                                                       30
Item 6    Exhibits                                                           37
          Signature                                                          37

                                   PCTEL INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                        September 30,   December 31,
                                                             2006           2005
                                                        -------------   ------------
                        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                              $ 70,442        $ 58,307
   Restricted cash                                             208             208
   Accounts receivable, net of allowance for doubtful
      accounts of $405 and $318, respectively               13,518          13,725
   Inventories, net                                          6,957           9,547
   Prepaid expenses and other assets                         1,412           3,109
                                                          --------        --------
      Total current assets                                  92,537          84,896
PROPERTY AND EQUIPMENT, net                                 11,361          11,190
GOODWILL                                                    17,457          31,020
OTHER INTANGIBLE ASSETS, net                                 8,144          16,457
OTHER ASSETS                                                 1,687             941
                                                          --------        --------
TOTAL ASSETS                                              $131,186        $144,504
                                                          ========        ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                            950           2,251
   Income taxes payable                                      5,337           5,297
   Deferred revenue                                          1,338           1,944
   Accrued liabilities                                       4,809           5,595
   Short Term Debt                                           1,245              --
                                                          --------        --------
      Total current liabilities                             13,679          15,087
Pension liabilities                                             --           3,046
LONG-TERM LIABILITIES                                        2,266           2,344
                                                          --------        --------
      Total liabilities                                     15,945          20,477
                                                          --------        --------
STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value, 100,000,000 shares
      authorized, 22,315 and 21,423 shares issued and
      outstanding at September 30, 2006 and December
      31, 2005, respectively
   Common stock                                                 22              22
   Additional paid-in capital                              166,868         160,825
   Accumulated deficit                                     (53,270)        (36,652)
   Accumulated other comprehensive income                    1,621            (168)
                                                          --------        --------
      Total stockholders' equity                           115,241         124,027
                                                          --------        --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $131,186        $144,504
                                                          ========        ========

   The accompanying notes are an integral part of these consolidated financial statements.

                                   PCTEL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                   Three Months Ended    Nine Months Ended
                                                      September 30,        September 30,
                                                   ------------------   ------------------
                                                     2006       2005      2006       2005
                                                   --------   -------   --------   -------
REVENUES                                           $ 20,526   $21,632   $ 65,850   $54,952
COST OF REVENUES                                     10,618    11,593     30,164    28,772
                                                   --------   -------   --------   -------
GROSS PROFIT                                          9,908    10,039     35,686    26,180
                                                   --------   -------   --------   -------
OPERATING EXPENSES:
   Research and development                           3,578     2,562      9,831     7,467
   Sales and marketing                                3,226     3,637      9,964     9,686
   General and administrative                         3,393     4,105     10,867    12,136
   Amortization of other intangible assets              749     1,231      2,842     2,967
   Impairment of goodwill and intangible assets      20,349        --     20,349        --
   Restructuring charges (benefit)                    1,141        --        424       (70)
   Gain on sale of assets and related royalties        (250)     (600)      (750)   (1,600)
                                                   --------   -------   --------   -------
      Total operating expenses                       32,186    10,935     53,527    30,586
                                                   --------   -------   --------   -------
LOSS FROM OPERATIONS                                (22,278)     (896)   (17,841)   (4,406)
OTHER INCOME, NET                                       990        74      2,358     1,045
                                                   --------   -------   --------   -------
LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES    (21,288)     (822)   (15,483)   (3,361)
PROVISION (BENEFIT) FOR INCOME TAXES                   (541)       95      1,135       196
                                                   --------   -------   --------   -------
NET LOSS                                           $(20,747)  $  (917)  $(16,618)  $(3,557)
                                                   ========   =======   ========   =======
Basic loss per share                               $  (0.99)  $ (0.05)  $  (0.80)  $ (0.18)
Shares used in computing basic loss per share        20,941    20,163     20,753    20,111

Diluted loss per share                             $  (0.99)  $ (0.05)  $  (0.80)  $ (0.18)
Shares used in computing diluted loss per share      20,941    20,163     20,753    20,111

   The accompanying notes are an integral part of these consolidated financial statements.

                                   PCTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                             -----------------
                                                                               2006      2005
                                                                             -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  (16,618)   (3,557)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                            4,322     4,162
      Amortization of stock-based compensation                                 3,324     2,865
      Gain on sale of assets and related royalties                              (750)   (1,600)
      Loss on impairment of goodwill and intangible assets                    20,349
      Loss on disposal of assets                                                 617       152
      Provision for allowance for doubtful accounts                              152       226
   Changes in operating assets and liabilities, net of acquisitions:
      (Increase) decrease in accounts receivable                                 167      (385)
      Decrease in inventories                                                  2,723       255
      Decrease in prepaid expenses, other current assets, and other assets     1,559       469
      Decrease in accounts payable                                            (1,361)     (219)
      Increase (decrease) in income taxes payable                                 40      (253)
      Payment of withholding tax on stock based compensation                  (1,047)       --
      Decrease in other accrued liabilities                                   (3,393)   (3,948)
      Increase (decrease) in deferred revenue                                 (1,238)    1,085
                                                                             -------   -------
         Net cash provided by (used in) operating activities                   8,846      (748)
                                                                             -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property and equipment                            (2,395)   (3,675)
   Proceeds on sale of property and equipment                                    113     2,155
   Proceeds on sale of assets and related royalties                              750     1,600
   Purchase of assets/businesses, net of cash acquired                           510   (25,156)
                                                                             -------   -------
      Net cash used in investing activities                                   (1,022)  (25,076)
                                                                             -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                      3,104     1,417
   Repayment of Sigma overdraft                                                   --      (328)
   Tax benefits from stock-based compensation                                    662        --
   Proceeds from short-term borrowings                                         1,225        --
   Payments for repurchase of common stock                                        --      (742)
                                                                             -------   -------
      Net cash provided by financing activities                                4,991       347
                                                                             -------   -------
Net increase (decrease) in cash and cash equivalents                          12,815   (25,477)
Effect of exchange rate changes on cash                                         (680)      (50)
Cash and cash equivalents, beginning of period                                58,307    83,887
                                                                             -------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      70,442    58,360
                                                                             =======   =======

   The accompanying notes are an integral part of these consolidated financial statements.

                                   PCTEL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2005.

Certain balance sheet reclassifications were made for comparison purposes.

BASIS OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

     The company uses the United States dollar as the functional currency for the financial statements. The company uses the local currency as the functional currency for its subsidiaries in China (Yuan), Ireland (Euro), United Kingdom (Pounds Sterling), Serbia (Euro) and Japan (Yen). Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders' equity. All gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. At September 30, 2006, the cumulative translation adjustment was positive $1.6 million. The company uses the U.S. dollar as the functional currency for its subsidiaries in Israel and for its branch office in Hong Kong. These consolidated financial statements include the accounts of PCTEL and its subsidiaries after eliminating intercompany accounts and transactions.

NOTE 2. CASH AND CASH EQUIVALENTS

At September 30, 2006 cash equivalents were invested in money market funds, certificates of deposit, and commercial paper with original maturities of 90 days or less. At December 31, 2005 all cash equivalents were invested in money market funds with original maturities of 90 days or less.

NOTE 3. INVENTORIES

     Inventories as of September 30, 2006 were composed of raw materials, sub assemblies, finished goods and work-in-process. Sub assemblies are included within raw materials. As of September 30, 2006 and December 31, 2005, the allowance for inventory losses was $1.5 million and $0.9 million, respectively.

Inventories consist of the following (in thousands):

                   SEPTEMBER 30,   DECEMBER 31,
                        2006           2005
                   -------------   ------------
Raw materials          $5,111         $6,404
Work in process           456            461
Finished goods          1,390          2,682
                       ------         ------
Inventories, net       $6,957         $9,547
                       ======         ======

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

     In conjunction with the completion of the restructuring of Sigma, the company reevaluated the carrying value of the related technology and customer relationships intangible assets and goodwill of that acquisition, as required by Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" and Statement of Accounting Standards No. 142 "Goodwill and Intangible Assets". The company concluded that the carrying value of intangible assets was impaired by $6.0 million and the carrying value of the goodwill was impaired by $14.3 million. The total impairment cost was recorded in the third quarter of 2006.

NOTE 5. EARNINGS PER SHARE

     The following table set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         ------------------   ------------------
                                                           2006       2005      2006       2005
                                                         --------   -------   --------   -------
Net loss                                                 $(20,747)  $  (917)  $(16,618)  $(3,557)
                                                         ========   =======   ========   =======
Basic loss per share:
   Weighted average common shares outstanding              22,235    21,388     22,047    21,336
   Less: Weighted average shares subject to repurchase     (1,294)   (1,225)    (1,294)   (1,225)
                                                         --------   -------   --------   -------
   Weighted average common shares outstanding              20,941    20,163     20,753    20,111
                                                         --------   -------   --------   -------
Basic loss per share                                     $  (0.99)  $ (0.05)  $  (0.80)  $ (0.18)
                                                         ========   =======   ========   =======
Diluted loss per share:
   Weighted average common shares outstanding              20,941    20,163     20,753    20,111
   Weighted average shares subject to repurchase                *         *          *         *
   Weighted average common stock option grants                  *         *          *         *
   Weighted average common shares and common stock
      Equivalents outstanding                              20,941    20,163     20,753    20,111
                                                         --------   -------   --------   -------
Diluted loss per share                                   $  (0.99)  $ (0.05)  $  (0.80)  $ (0.18)
                                                         ========   =======   ========   =======

*    These amounts have been excluded since the effect is anti-dilutive.

     Common stock equivalents consist of stock options and restricted shares using the treasury stock method. Common stock options and restricted shares are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants excluded from the calculations of diluted net loss per share were 737,000 and 580,000 for the three months ended September 30, 2006 and September 30, 2005, respectively and 778,000 and 542,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the company's fiscal year 2006 annual financial statements. Currently, the company prepares a SAB 99 analysis for all misstatements using the dual approach. The dual approach incorporates both the income statement and balance sheet for measuring materiality. The company is currently assessing the potential impact that the adoption of SAB No. 108 will have on its consolidated financial statements and will make the required disclosure in the 2006 annual report.

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. The company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

     In July 2006, FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The company is in process of evaluating the expected effect of FIN 48 on its consolidated financial statements

     In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods' financial statements for changes in accounting principle. SFAS No. 154 will be effective for the company beginning in fiscal year 2007. The company does not believe this statement will have a material impact on the company's consolidated financial statements.

     Effective January 1, 2006, the company adopted SFAS No. 123(R), "Share Based Payments," as described in Note 7.

NOTE 7. STOCK-BASED COMPENSATION

     In the first fiscal quarter of fiscal 2006, the company adopted SFAS No. 123(R), "Share Based Payments," which revises SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123(R) requires the company to record compensation expense for share-based payments, including employee stock options, at fair value. Prior to fiscal 2006, the company had accounted for its stock based compensation awards pursuant to Accounting Principles Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and its related interpretations, which allowed use of the intrinsic value method. Under the intrinsic value method, compensation expense for stock option based employee compensation was not recognized in the income statement as all stock options granted by the company had an exercise price equal to the market value of the underlying common stock on the option grant date.

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

     The company uses both stock options and restricted stock as employee incentives. However, the use of stock options is limited to new employee grants, annual director grants, and as a component for annual compensation of the company's Chief Executive Officer.

     Total stock compensation expense for the three months ended September 30, 2006 was $1.1 million in the condensed consolidated statements of operations, which included $0.7 million of restricted stock amortization, $0.3 million for stock option expense, and $0.1 million for stock bonuses. Total stock compensation expense for the nine months ended September 30, 2006 was $3.3 million in the condensed consolidated statements of operations, which included $1.9 million of restricted stock amortization, $1.0 million for stock option expense, and $0.4 million for stock bonuses. The company realized $0.6 million in tax benefits related to the exercise of stock options and $0.1 million in tax benefits related to the vesting of restricted stock in the nine months ended September 30, 2006. The impact on net income related to stock-based equity awards was $1.1 million and $0.06 per basic and diluted share in the quarter ended September 30, 2006 and $3.3 million and $0.16 per basic and diluted share in the nine months ended September 30, 2006.

The following table summarizes the stock-based compensation expense by income statement line item in thousands.

                              THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                 ENDED           ENDED           ENDED           ENDED
                             SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                  2006            2005            2006            2005
                             -------------   -------------   -------------   -------------
Cost of sales                    $   95          $   75          $  258          $   83
Research and development            166              92             472             212
Sales and marketing                 207             256             645             572
General and administrative          642             858           1,949           1,998
                                 ------          ------          ------          ------
Total operating expense           1,015           1,206           3,066           2,782

Total                            $1,110          $1,281          $3,324          $2,865
                                 ======          ======          ======          ======

     The company did not capitalize stock-based compensation costs capitalized as part of the cost of an asset in the nine months ended September 30, 2006.

Stock Options

     The company issues stock options with exercise prices no less than 100% of the fair value of the company's stock on the grant date. Options for new employees contain gradual vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. Annual option grants to directors vest over one year. Recent CEO option grants vest over two years and contain performance measures where the number of options may increase. All unexercised options expire ten years after the date of grant. Prior to fiscal 2006, the company used the intrinsic value method to value all stock options issued under these plans, and therefore recorded no compensation expense for these stock options. Beginning in fiscal 2006, the company is recognizing compensation expense on a graded vesting basis. At January 1, 2006, the company had 0.9 million in unvested stock options outstanding. The fair value of each unvested option was estimated based on the date of grant using the Black-Scholes valuation model.

     The company issued 249,750 options with a weighted average fair value of $3.05 in the three months ended September 30, 2006 and 501,489 options with a weighted average fair value of $2.98 for the nine months ended September 30, 2006. Total cost recognized for all stock options was $0.3 million and $0.8 million for the three and nine months ended September 30, 2006, respectively. The company estimates that it will recognize expense of $1.2 million for stock options in fiscal 2006, net of estimated forfeitures. As of September 30, 2006, the unrecognized compensation expense related to the unvested portion of the company's stock options was approximately $1.5 million, net of estimated forfeitures to be recognized through 2009 over a weighted average period of 1.5 years.

     During the three months ended September 30, 2006, the company received $0.5 million in proceeds from the exercise of 79,611 options. During the nine months ended September 30, 2006, the company received $2.6 million in proceeds from the exercise of 353,808 options. The company realized $0.6 million in tax benefits related to the exercise of stock options in the nine months ended September 30, 2006.

     The fair value of each unvested option was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions during the nine months ended September 30, 2006 and 2005:

                           2006   2005
                           ----   ----
Dividend yield             None   None
Expected volatility          48%    37%
Risk-free interest rate     4.8%   3.6%
Expected life (in years)   2.34   2.45

     The risk-free interest rate was based on the U.S. Treasury yields with remaining term that approximates the expected life of the options granted. The expected life used for options granted in 2006 was based on historical data of employee exercise performance. Prior to fiscal 2006, the expected life was based on the average life of outstanding options. The estimated volatility for fiscal 2006 was based on the company's historical stock price volatility for the period January 1, 2001 through December 31, 2005. The company believes five years accurately matches the expected term of the options. The company used an expected dividend yield of 0% for all periods because the company has never paid and does not anticipate paying dividends in the foreseeable future. Starting in fiscal 2006, the company uses an estimated forfeiture rate based on historical forfeiture data. Prior to fiscal 2006, the company used the actual forfeiture method allowed under

SFAS No. 123, which assumed that all options vest and pro forma expense was adjusted when options were forfeited. Based on the Black-Scholes option-pricing model, the weighted average estimated fair value of employee stock option grants was $3.03 for 2005, $3.63 for 2004, and $2.79 for 2003.

A summary of the company's stock option activity and related information follows for the nine months ended September 30, 2006 (in thousands except share amounts):

                                                 WEIGHTED     WEIGHTED
                                    SUMMARY OF    AVERAGE     AVERAGE     AGGEGRATE
                                      OPTION      EXERISE   CONTRACTUAL   INTRINSIC
                                     ACTIVITY      PRICE     LIFE (YRS)     VALUE
                                    ----------   --------   -----------   ---------
Outstanding at December 31, 2005    4,112,881     $ 9.54
Granted                               501,489       9.30
Expired or cancelled                 (127,521)     12.79
Fofeited                             (127,348)      8.77
Exercised                            (353,808)      7.53
                                    ---------     ------
Outstanding at September 30, 2006   4,005,693     $ 9.61        7.20        $5,297

Exercisable at September 30, 2006   3,122,408     $ 9.82        6.69        $3,827

Unvested                              883,285

     Effective June 5, 2006, the stockholders of PCTEL approved the amendment and restatement of the 1997 Stock Plan. The amended and restated 1997 Stock Plan replaces the original 1997 Stock Plan and the 1998 Directors Stock Plan. The following table summarizes information about stock options outstanding under the amended and restated 1997 Stock Plan, 2001 Stock Plan, and Executive Options at September 30, 2006:

                                            OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                       ----------------------------   -------------------------------
                         NUMBER OF       WEIGHTED
                        OUTSTANDING      AVERAGE                          NUMBER
                         SHARES AT      REMAINING       WEIGHTED      EXERCISABLE AT      WEIGHTED
RANGE OF EXERCISABLE   SEPTEMBER 30,   CONTRACTUAL       AVERAGE       SEPTEMBER 30,       AVERAGE
       PRICES               2006           LIFE      EXERCISE PRICE        2006        EXERCISE PRICE
--------------------   -------------   -----------   --------------   --------------   --------------
$5.96 - $7.27              516,490         5.90          $ 6.86            460,505         $ 6.85
$7.30 - $7.95              693,230         6.64            7.70            559,708           7.72
$8.00 - $9.11              593,403         7.74            8.72            265,199           8.67
$9.12 - $10.70             986,550         7.78           10.15            679,593          10.45
$10.72 - $11.60            710,020         7.31           11.35            651,403          11.39
$11.65 - $13.30            498,500         7.40           11.87            498,500          11.87
$59.00                       7,500         3.34           59.00              7,500          59.00
                         ---------         ----          ------          ---------         ------
                         4,005,693         7.20          $ 9.61          3,122,408         $ 9.82

Employee Stock Purchase Plan (ESPP)

     Eligible employees are able to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period under the company's Employee Stock Purchase Plan (ESPP). Each offering period is nine months. Based on the 15% discount and the fair value of the option feature of this plan, this plan is considered compensatory under SFAS 123(R). Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model. The company recognized compensation expense of $43,000 in the quarter ended September 30, 2006 and $130,000 for the nine months ended September 30, 2006. The company received proceeds of $0.3 million from the issuance of 37,547 shares under the ESPP during the three months ended September 30, 2006. The company received proceeds of $0.5 million from the issuance of 74,550 shares under the ESPP during the nine months ended September 30, 2006.

The key assumptions used in the valuation model during the nine months ended September 30, 2006 and 2005 are provided below:

                           EMPLOYEE STOCK
                            PURCHASE PLAN
                           --------------
                            2006   2005
                            ----   -----
Dividend yield              None    None
Expected volatility           48%     37%
Risk-free interest rate      4.7%    3.4%
Expected life (in years)     0.5     0.5

Restricted Stock

     As part of the company's long-term incentive plans for employees, the company issues restricted stock to officers, key employees, and directors. Each restricted share entitles the participant to one share of the company's common stock on the vesting date. In connection with the grant of restricted stock to employees, the company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. Compensation expense for restricted stock is recognized on a straight-line basis over the vesting period and is based on the market price of the company's common stock on the grant date. Restricted stock vests based on a service period, typically five years. The CEO has certain restricted stock awards for which the vesting may be accelerated based on performance measures.

     Starting in the quarter ended March 31, 2006, the company estimated forfeitures based on historical forfeiture data. Prior to 2006, the company used the actual forfeiture method allowed under SFAS No. 123, which assumed that all awards vest and expense was adjusted when restricted stock awards were forfeited. The company recognized stock-based compensation expense of $0.7 million and $0.8 million for the three months ended September 30, 2006 and September 30, 2005, respectively and $1.9 million for each of the nine months ended September 30, 2006 and September 30, 2005.

     The company issued 36,500 restricted awards in the quarter ended September 30, 2006 and 429,674 for the nine months ended September 30, 2006 with a value of $0.3 million and $3.7 million, respectively. During the quarter ended September 30, 2006, 10,000 shares vested with a value of $90,000 and 178,860 shares with a value of $1.7 million vested during the nine months ended September 30, 2006. At September 30, 2006, the total unrecognized compensation expense related to restricted stock was approximately $5.6 million, net of forfeitures to be recognized through 2011 over a weighted average period of 2.0 years. The company realized a $0.1 million in tax benefits related to the vesting of restricted stock in the nine months ended September 30, 2006.

A summary of the company's restricted stock activity and related information follows for the nine months ended September 30, 2006:

                                               WEIGHTED
                                                AVERAGE
                                 RESTRICTED   GRANT DATE
                                   SHARES     FAIR VALUE
                                 ----------   ----------
Unvested at December 31, 2005    1,103,800       $8.51
Granted                            429,674        8.59
Vested                            (178,860)       9.32
Cancelled                          (60,400)       8.22
                                                 -----
Unvested at September 30, 2006   1,294,214       $8.42

Short Term Incentive Plan

     The bonuses for the company's Short Term Bonus Incentive Plan are paid in shares of the company's common stock. The shares earned under the plan are issued in the first quarter following the end of the fiscal year. The company recorded stock-based compensation expense of $0.1 million and $0.5 million for the Short Term Bonus Incentive Plan for the quarters ended September 30, 2006 and September 30, 2005, respectively, and $0.4 million and $1.0 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. In the three months ended March 31, 2006, the company issued 140,290 shares, net of shares withheld for payment of withholding tax, for the 2005 Short Term Incentive plan and 14,796 shares, net of shares withheld for payment of withholding tax, for the 2005 CEO Stretch Bonus Plan.

The CEO Stretch Bonus Plan was discontinued in 2006.

Pro-forma Information

     The company applied the provisions of APB 25 to determine the company's stock-based compensation expense for all periods prior to January 1, 2006. The following table illustrates the effect on net income and net income per share if the company had applied the fair value recognition provision of SFAS 123 to the company's stock-based compensation plans during the three and nine months ended September 30, 2005 (in thousands, except per share data):

                                             THREE MONTHS    NINE MONTHS
                                            SEPTEMBER 30,   SEPTEMBER 30,
                                                 2005            2005
                                            -------------   -------------
                                             (UNAUDITED)     (UNAUDITED)
Net loss -- as reported                        $  (917)        $(3,557)
Add: Stock-based employee compensation
   expense included in net loss                $ 1,281         $ 2,865
Less: Stock-based employee compensation
   determined under fair value based
   method for all awards                        (1,516)         (7,535)
                                               -------         -------
Net loss -- proforma                           $(1,152)        $(8,227)
                                               =======         =======
Net loss per share -- basic as reported        $ (0.05)        $ (0.18)
Net loss per share -- basic proforma           $ (0.06)        $ (0.41)
Net loss per share -- diluted as reported      $ (0.05)        $ (0.18)
Net loss per share -- diluted proforma         $ (0.06)        $ (0.41)

     The pro-forma net loss and pro-forma net loss per share for the nine months ended September 30, 2005 include the $3.8 million impact of the acceleration of the underwater options.

Employee Withholding Taxes on Stock Awards

     Effective January 1, 2006, for ease in administering the issuance of stock awards, the company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the withholding taxes. During the nine months ended September 30, 2006, the company paid $1.0 million for withholding taxes related to stock awards.

NOTE 8. STOCK REPURCHASES

     The company did not repurchase any shares during the nine months ended September 30, 2006. The company is authorized to purchase 413,100 additional shares under the repurchase program.

NOTE 9. COMPREHENSIVE INCOME

     The following table provides the calculation of other comprehensive income for the three and nine months ended September 30, 2006 and September 30, 2005 (in thousands):

                                       THREE MONTHS
                                           ENDED         NINE MONTHS ENDED
                                       SEPTEMBER 30,       SEPTEMBER 30,
                                     ----------------   ------------------
                                       2006      2005     2006       2005
                                     --------   -----   --------   -------
                                        (UNAUDITED)         (UNAUDITED)
Net loss                             $(20,747)  $(917)  $(16,618)  $(3,557)
Other comprehensive income (loss):
Cumulative translation adjustment        (175)    222      1,789       191
                                     --------   -----   --------   -------
Comprehensive loss                   $(20,922)  $(695)  $(14,829)  $(3,366)
                                     ========   =====   ========   =======

NOTE 10. RESTRUCTURING CHARGES

Dublin, Ireland Restructuring

     On April 7, 2006, the company reached an agreement in principle with the labor union responsible for the company's manufacturing and certain other personnel in its Dublin, Ireland factory to discontinue the manufacture of the iVET, PMR and DPMR lines of the company's antenna products at that location. The agreement was formally signed on April 20, 2006. This agreement enabled the company to wind down its manufacturing operations at the Dublin facility, terminate 65 redundant employee positions, terminate its facilities lease at this location, and reduce its pension obligations to terminated and remaining employees. Manufacturing of the lines of antenna products was relocated either to a contract manufacturer in St. Petersburg, Russia, or to the company's Antenna Products Group facility in Bloomingdale, Illinois. The process of winding down manufacturing operations in Dublin and relocating the products to their new manufacturing locations was completed in August 2006. The company expects related general and administrative support functions to be eliminated by the end of 2006.

     The company will continue to maintain antenna research and development, as well as sales and marketing activities in a smaller facility in Dublin to be established during the fourth quarter of 2006. The company believes that its restructuring activities will enable it to improve the gross profit margins of the antenna product lines that were included with the company's acquisition of Sigma Wireless Technologies in July 2005.

     The company incurred restructuring costs related to the discontinuation of its Dublin manufacturing operations. The categories of costs are: severance pay for employees whose jobs were made redundant, future minimum lease payments through June 2007 on the existing Dublin facility which will be vacated, and, termination of the employee pension defined benefit plan. The severance, future lease payments, and a portion of the termination of the employee pension defined benefit plan result in cash expenditures. The company also incurred restructuring costs related to the impairment of fixed assets and inventory.

     For the three months ended September 30, 2006, the company recorded restructuring expense of $1.1 million, which included fixed asset write-offs of $0.6 million, inventory write-offs of $0.4 million, and facility lease costs of $0.1 million. For the nine months ended September 30, 2006, the company recorded a restructuring expense of $0.4 million, which included the net benefit related to the termination of the pension plan of $2.6 million, offsetting employee severance of $1.5 million, inventory write-offs of $0.8 million, fixed asset write-offs of $0.6 million, and facility lease costs of $0.1 million.

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

     During the nine months ended September 30, 2006, the company paid employee severance of approximately $2.4 million. Total net severance costs of approximately $1.5 million are comprised of a gross cost of $2.4 million less a government rebate of $0.9 million. At September 30, 2006, the remaining $0.1 million related to the government rebate is recorded in the balance sheet in Prepaid Expenses and Other Current Assets.

     The write-offs for inventory related to disposals of inventory that was not compatible with the new manufacturing model. The fixed asset write-offs related to assets identified that are no longer required at the Dublin facility. The company downsized the facility at the end of the third quarter of 2006. The restructuring expense for lease termination costs relates to the future lease payments for the facility space no longer required.

The following table shows the restructuring activity during the nine months ended September 30, 2006 (in thousands):

                                            ACCRUAL                                   ACCRUAL
                                          BALANCE AT                                 BALANCE AT
                                         DECEMBER 31,   RESTRUCTURING              SEPTEMBER 30,
                                             2005        CHARGES, NET   PAYMENTS        2006
                                         ------------   -------------   --------   -------------
Severance and employment related costs        $--           $2,382      $(2,365)       $  17
Pension termination                            --              535         (516)          19
Facility lease                                 --               75                        75
                                              ---           ------      -------        -----
                                              $--           $2,992      $(2,881)       $(111)
                                              ---           ------      -------        -----

NOTE 11. SHORT TERM DEBT

     On June 9, 2006, PCTEL Limited (formerly Sigma) secured an overdraft line of credit. This line of credit is guaranteed by PCTEL, Inc. As of September 30, 2006, there was $1.1 million outstanding under the line of credit. Interest on the outstanding borrowings to this line was 4.5% at September 30, 2006. The company intends to repay this overdraft by the end of 2006. In addition, Maxrad Tianjin, a subsidiary of APG, secured an overdraft line of credit on July 31, 2006. This line of credit is guaranteed by PCTEL, Inc. As of September 30, 2006, there was $0.1 million outstanding under the line of credit. Interest on the outstanding borrowings to this line was 6.4% at September 30, 2006.

NOTE 12. CONTINGENCIES

WARRANTIES AND SALES RETURNS

     The company's APG segment allows its major distributors and certain other customers to return unused product under specified terms and conditions. In accordance with FAS 48, the company accrues for product returns at the time of original sale based on historical sales and return trends. At September 30, 2006, the company's allowance for sales returns was $272,000.

     The company offers repair and replacement warranties of on average two years for APG products and one year for RFSG products. At September 30, 2006, the company carried a warranty reserve of $132,000 for these products based on historical sales and costs of repair and replacement trends.

LEGAL PROCEEDINGS

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

     In March 2002, plaintiff Ronald H. Fraser ("Fraser") filed a complaint in the California Superior Court for breach of contract and declaratory relief against the company, and for breach of contract, conversion, negligence and declaratory relief against the company's transfer agent, Wells Fargo Bank Minnesota, N.A. The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April 2000. At a mandatory settlement conference held in September 2004, Fraser stipulated to judgment in favor of the company. In November 2004 Fraser appealed the judgment entered against him. Fraser filed his opening brief in October 2005. The appellant's reply brief was filed in March 2006. The court has scheduled an oral argument for November 9, 2006. The company believes that this appeal is without merit and intends to defend the appeal vigorously. However, the company cannot predict or determine the outcome or resolution of this proceeding or the potential range of loss, if any.

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

     On July 26, 2006, the parties entered into a settlement agreement which was favorable to the company, and on July 31, 2006 the court dismissed with prejudice all claims and counterclaims in the action. As part of the settlement agreement, the company granted Agere a perpetual license for $7.0 million.

NOTE 13. INCOME TAXES

     For the nine months ended September 30, 2006, the company recorded income tax expense of $1.1 million. The year to date expense represents a projected effective rate of -11.6% offset by the reversal of approximately $0.5 million in valuation allowances. The year to date expense includes the provision for deferred tax liabilities related to goodwill that is deductible for tax purposes and the utilization of NOL carryforwards to offset a portion of the expected full year tax liability. For the nine months ended September 30, 2005, the company's income tax expense differed from the statutory rate of 35% due to provision for deferred tax liabilities related to goodwill that is deductible for tax purposes.

     Significant management judgment is required to assess the likelihood that the company's deferred tax assets will be recovered from future taxable income. With the exception of the $0.5 million of valuation allowances reversed in 2006, the company maintains a full valuation allowance against the remainder of its deferred tax assets, as a result of uncertainties regarding whether they will be realized.

NOTE 14. INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

     PCTEL operates in four distinct reportable segments: Antenna Product (antenna), RF Solutions (test), Mobility Solutions (software), and the Licensing segment. Intercompany sales and profits from Antenna Products to RF Solutions are eliminated. The APG segment includes the iVET and LMR product lines acquired from Sigma Wireless Technologies in July 2005, for the three months and nine months ended September 30, 2006.

     PCTEL's chief operating decision maker (CEO) uses the measures below in deciding how to allocate resources and assess performance among the segments. In October 2006, the company announced a reorganization whereby the RFSG and APG segments will be combined into a single reporting segment called the Broadband Technology Group. The company will report under the new organization starting with the quarter ending December 31, 2006.

     The results of operations by segment are as follows (in thousands):

(UNAUDITED)                               APG      RFSG      MSG    LICENSING   ELIMINATION   CONSOLIDATED
                                        -------   ------   ------   ---------   -----------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 2006
Revenue                                 $12,605   $5,104   $2,407      $437        $(27)        $ 20,526
Gross Profit                            $ 3,571   $3,516   $2,398      $425        $ (2)        $  9,908
Operating Expenses                                                                              $ 32,186
Operating Income                                                                                $(22,278)

(UNAUDITED)                              APG        RFSG      MSG    LICENSING   ELIMINATION   CONSOLIDATED
                                        -------   -------   ------   ---------   -----------   -----------
THREE MONTHS ENDED SEPTEMBER 30, 2005
Revenue                                 $15,261   $ 3,729   $2,057      $598        $(13)        $21,632
Gross Profit                            $ 4,861   $ 2,585   $2,056      $528        $  9         $10,039
Operating Expenses                                                                               $10,935
Operating Loss                                                                                   $  (896)

(UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2006
Revenue                                 $37,746   $12,801   $7,191      $8,209      $(97)        $ 65,850
Gross Profit                            $11,430   $ 8,920   $7,152      $8,189      $ (5)        $ 35,686
Operating Expenses                                                                               $ 53,527
Operating Income                                                                                 $(17,841)

(UNAUDITED)                              APG       RFSG       MSG    LICENSING   ELIMINATION   CONSOLIDATED
                                        -------   -------   ------   ---------   -----------   -----------
NINE MONTHS ENDED SEPTEMBER 30, 2005
Revenue                                 $38,967   $10,111   $4,490      $1,421      $(37)        $54,952
Gross Profit                            $13,245   $ 7,175   $4,412      $1,343      $  5         $26,180
Operating Expenses                                                                               $30,586
Operating Loss                                                                                   $(4,406)

     The company's revenues to customers outside of the United States, as a percent of total revenues for the three and nine months ended September 30, 2006 and September 30, 2005, are as follows:

                      THREE MONTHS ENDED   NINE MONTHS ENDED
                         SEPTEMBER 30,       SEPTEMBER 30,
                      ------------------   -----------------
(UNAUDITED)               2006   2005         2006   2005
                          ----   ----         ----   ----
Europe                     22%     6%          20%     8%
Asia Pacific                8%     6%           8%     7%
North America               3%     3%           2%     3%
Latin America               0%     2%           1%     2%
                          ---    ---          ---    ---
                           34%    17%          30%    20%
                          ===    ===          ===    ===

     Revenue to the company's major customers representing 10% or more of total revenues for the three and nine months ended September 30, 2006 and September 30, 2005 are as follows:

                      THREE MONTHS ENDED   NINE MONTHS ENDED
                         SEPTEMBER 30,       SEPTEMBER 30,
(UNAUDITED)           ------------------   -----------------
CUSTOMER                  2006   2005         2006   2005
-----------               ----   ----         ----   ----
Agere Systems               0%     0%          11%     0%
Tessco Technologies        10%     8%           9%    10%

Agere is a customer of the company's licensing segment and Tessco is a customer of the company's APG segment

NOTE 15. BENEFIT PLANS

401(k) Plan

     The 401(k) plan covers all of the domestic employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute a portion of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k) plan. The company made $447,000 and $410,000 in employer contributions to the 401(k) plan for the nine months ended September 30, 2006 and 2005, respectively.

Post-retirement health insurance

     In July 2003, the company started a plan to cover post-retirement health insurance for Martin H. Singer, Chairman of the Board and Chief Executive Officer. On January 6, 2006, upon authorization of the Board of Directors, the company and Mr. Singer entered into an amended and restated employment agreement which eliminated the post-retirement healthcare benefits for Mr. Singer and his family that were previously included in his original employment agreement. Mr. Singer requested the elimination of these benefits for reasons related to future corporate expense, the company's commitment to defined contribution plans rather than defined benefit plans, and parity of benefits with other executives of the company. The company reversed the liability of $141,000 in the quarter ended March 31, 2006.

Personal Retirement Savings Account

     The Personal Retirement Savings Account (PRSA) covers all current employees PCTEL Limited in Ireland and the United Kingdom. Under this plan, there is no limit for employee contributions of their current compensation to the PRSA plan. The company may make discretionary contributions to this plan. The company made contributions of approximately $18,000 for the nine months ended September 30, 2006.

Pension Plan

     As part of the acquisition of Sigma in July 2005, the company assumed the liability for the Sigma employee participants in Sigma Communications Group Retirement and Death Benefit Plan ("old plan"). This old plan was closed to new employees in December 2003. At July 4, 2005 and December 31, 2005, a third party actuary determined the company's pension assets, accumulated pension obligation, and the projected benefit obligation related to the Sigma participants in the old plan. At December 31, 2005, the company's pension liability related to the Sigma employees was approximately $3.1 million. In the first quarter of 2006, the company set up a new plan - the PCTEL Europe Pension Plan (the "Plan") for the 56 employees of Sigma that were participants in the old plan.

     As part of the restructuring of the Dublin operation, the company terminated the Plan on June 16, 2006. The company negotiated the terms of the pension termination with the Sigma labor union since the Sigma labor union represents the majority of the people in the Plan. Under the terms of the settlement, the company funded 50% of the cash shortfall in the Plan as calculated by the third party actuary less any severance amounts given to employees that exceeded 3 weeks severance for every year of service. The funding shortfall was based on pension requirements in accordance with Irish regulations. The company incurred approximately $0.6 million in cash expense to fund the pension shortfall and for related expenses. The result was a non-cash net gain on the termination of the pension plan of $2.6 million, which was recorded as an offset to restructuring cost.

Prior to the termination of the Plan, the effect on operations of the pension plan for the three and nine months ended September 30, 2006 and 2005, respectively was as follows (in thousands):

                                  PENSION BENEFITS     PENSION BENEFITS
                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                    SEPTEMBER 30         SEPTEMBER 30
                                 ------------------   -----------------
                                     2006   2005          2006   2005
                                     ----   ----         -----   ----
Service costs                                 --         $ 132     --
Interest costs                                --         $ 140     --
Expected return on plan assets                --         $(101)    --
                                      ---    ---         -----    ---
Net periodic expense                  $--     --         $ 171     --
                                      ===    ===         =====    ===

     Excluding the payments related to the termination of the Plan, the company made pension contributions of $183,000 during the nine months ending September 30, 2006. Since the Plan has been terminated, no other payments are required.

NOTE 16. SIGMA ACQUISITION

     On July 4, 2005, the company purchased all of the outstanding shares of Sigma Wireless Technology Limited ("Sigma"). Sigma is based in Dublin, Ireland and develops, manufactures and distributes antenna products designed for public safety and for the UMTS (Universal Mobile Telecommunications System) cellular networks. The Sigma acquisition expands the company's product lines within its APG segment. With the acquisition of Sigma, the company gains entry into the growing cellular base station antenna market and also gains a geographic footprint in Europe.

     In exchange for all of the outstanding shares of Sigma, the company paid cash consideration of 19.4 million Euro (approximately $23.1 million), plus assumed an unfunded pension obligation of approximately 2.5 million Euro (approximately $3.0 million), and incurred approximately 1.7 million Euro (approximately $2.0 million) in transaction costs. In April 2006, the company outlined a plan to restructure Dublin manufacturing. See footnote 10 related to the Dublin restructuring. In September 2006, the company received approximately $0.5 million from the former shareholders of Sigma Wireless Technology Limited to settle claims for certain losses sustained. In addition, the settlement eliminated all future claims, including any earn out based on Sigma's revenue performance over the 18-month period ending December 31, 2006.

The unaudited pro forma effect on the financial results of PCTEL for the nine months ended September 30, 2005 as if the acquisition had taken place on January 1, 2005 are as follows (in thousands, except per share information):

                                                              NINE MONTHS
                                                                 ENDED
                                                             SEPTEMBER 30,
                                                                  2005
                                                             -------------
Revenues                                                        $60,141
Net Income (Loss) from Operations                               $(3,677)
Net Income (Loss)                                               $(3,128)
Basic earnings (loss) per share                                 $ (0.16)
Shares used in computing basic earnings (loss) per share         20,111
Diluted earnings (loss) per share                               $ (0.16)
Shares used in computing diluted earnings (loss) per share       20,111

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

INTRODUCTION

     PCTEL is focused on growing wireless revenue and maximizing the monetary value of its intellectual property. We report revenue and gross profit for the Antenna Products Group (APG), RF Solutions Group (RFSG), Mobility Solutions Group (MSG), and Licensing as separate product segments. In October 2006, we announced a reorganization whereby the RFSG and APG segments will be combined into a single reporting segment called the Broadband Technology Group. We will report under the new organization starting with the quarter ending December 31, 2006.

     Growth in wireless product revenue is dependent both on gaining further revenue traction in the existing product profile as well as further acquisitions to support the our wireless initiatives.

     Revenue growth in the APG segment is tied to emerging wireless applications in broadband wireless, in-building wireless, wireless Internet service providers, GPS, WiMax (Worldwide Interoperability for Microwave Access), and Mobile SATCOM. The LMR and on-glass mobile antenna applications represent mature markets.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006
(ALL AMOUNTS IN TABLES, OTHER THAN PERCENTAGES, ARE IN THOUSANDS)

REVENUES

                                          APG        RFSG      MSG    LICENSING   ELIMINATION   CONSOLIDATED
                                        -------    -------   ------   ---------   -----------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 2006
Revenue                                 $12,605    $5,104    $2,407    $  437        $(27)        $20,526
% change from year ago period             (17.4%)    36.9%     17.0%    (26.9%)        NA            (5.1%)

THREE MONTHS ENDED SEPTEMBER 30, 2005
Revenue                                 $15,261    $3,729    $2,057    $  598        $(13)        $21,632
% change from year ago period             168.5%     44.6%     84.0%    (56.6%)        NA           101.5%

                                          APG        RFSG      MSG    LICENSING   ELIMINATION   CONSOLIDATED
                                        -------    -------   ------   ---------   -----------   ------------
NINE MONTHS ENDED SEPTEMBER 30, 2006
Revenue                                 $37,746    $12,801   $7,191    $8,209        $(97)        $65,850
% change from year ago period              (3.1%)     26.6%    60.2%    477.7%         NA            19.8%

NINE MONTHS ENDED SEPTEMBER 30, 2005
Revenue                                 $38,967    $10,111   $4,490    $1,421        $(37)        $54,952
% change from year ago period             134.4%      35.1%    11.7%    (70.6%)        NA            66.9%

     APG began operations with the purchase of MAXRAD in January 2004. Revenues were supplemented in the fourth quarter of fiscal 2004 with the acquisition of several product lines from Andrew Corporation in October 2004 and in the third quarter of fiscal 2005 with the acquisition of iVET and LMR product lines from Sigma in July 2005. Revenues in the three months ended September 30, 2006 were down 17% from the same period in 2005 because last year's third quarter included $1.8 million related to non-recurring orders in the public utility and military defense markets, and the group was unfavorably impacted by the termination of the SDARS (satellite radio antennas for retail outlets) product line last year due to low long-term margin projections. Approximately $0.5 million of last year's third quarter revenue was SDARS products. For the nine months ended September 30, 2006, the revenue decline of 3% from the same period in 2005 reflects the 2005 revenues for SDARS products and the public utility and military defense market that were not repeated in 2006, offsetting the favorable impact of $3.5 million for the iVET and LMR product lines. Revenues for SDARS products were $3.2 million during the nine months ended September 30, 2005.

     RFSG revenues were approximately $5.1 million for the three months ended September 30, 2006, an increase of 37% from the prior year period and were approximately $12.8 million for the nine months ended September 30, 2006, also an increase of 27% from the prior year period. We continued to benefit from the roll out of UMTS networks and the related need for 3G scanners. The segment also benefits when carrier capital spending slows down, and the carriers need greater capacity with their existing infrastructure. The RFSG scanning products enable cellular network engineers to optimize the performance of the current networks.

     MSG revenues increased approximately 17% to $2.4 million in the three months ended September 30, 2006 compared to the same period in fiscal 2005. MSG revenues increased approximately 60% to $7.2 million for the nine months ended September 30, 2006 compared to the same period last year. The revenue continues to be a mixture of license and maintenance fees and customization fees related to the roaming client product. IMS (IP multimedia subsystem) revenue is related to trials, and continues to be about 10% of the segment's revenues.

     Licensing revenues were approximately $0.4 million in the three months ended September 30, 2006 compared to $0.6 million in the three months ended September 30, 2005. Licensing revenues were $8.2 million in the nine months ended September 30, 2006 compared to $1.4 million in the same period in 2005. In June 2006, we granted a perpetual license to Agere for $7.0 million in conjunction with the settlement of the IP litigation between the parties. Excluding the license to Agere, this segment continues to be affected by the expiration of older licensing agreements related to modem technology. Licensing revenue is expected to be approximately $0.4 million in the fourth quarter of 2006.

Intercompany sales from APG to RFSG are eliminated in consolidation.

GROSS PROFIT

                                             APG        RFSG      MSG     LICENSING   ELIMINATION   CONSOLIDATED
                                           -------    -------   ------    ---------   -----------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 2006
Gross Profit                               $3,571     $3,516    $2,398      $ 425         $(2)        $9,908
Percentage of revenue                        28.3%      68.9%     99.6%      97.3%         NA           48.3%
% of revenue change from year ago period     (3.6%)     (0.4%)    (0.4%)      9.0%         NA            1.9%

THREE MONTHS ENDED SEPTEMBER 30, 2005
Gross Profit                               $4,861     $2,585    $2,056      $ 528         $ 9         $10,039
Percentage of revenue                        31.9%      69.3%    100.0%      88.3%         NA           46.4%
% of revenue change from year ago period     (9.8%)      3.5%      5.3%       3.9%         NA          (12.1%)

                                             APG        RFSG      MSG     LICENSING   ELIMINATION   CONSOLIDATED
                                           -------    -------   ------    ---------   -----------   ------------
NINE MONTHS ENDED SEPTEMBER 30, 2006
Gross Profit                               $11,430    $8,920    $7,152     $8,189         $(5)        $35,686
Percentage of revenue                         30.3%     69.7%     99.5%      99.8%         NA           54.2%
% of revenue change from year ago period      (3.7%)    (1.3%)     1.2%       5.3%         NA            6.6%

NINE MONTHS ENDED SEPTEMBER 30, 2005
Gross Profit                               $13,245    $7,175    $4,412     $1,343         $ 5         $26,180
Percentage of revenue                         34.0%     71.0%     98.3%      94.5%         NA           47.6%
% of revenue change from year ago period      (7.8%)     3.7%      1.5%      (0.7%)        NA          (14.6%)

     Our product segments vary significantly in gross profit percent. The increase in overall gross profit as a percentage of revenues for the three months ended September 30, 2006 compared to the prior year is due to the higher mix of RFSG and MSG revenues. For the nine months ended September 30, 2006, the increase in overall gross profit is due to the $7.0 million of Agere licensing revenue in addition to the higher mix of RFSG and MSG revenues.

     Gross profit as a percentage of revenue for APG was 28.3% in the three months ended September 30, 2006, approximately 3.6% lower than the comparable period in fiscal 2005. The decline is due primarily to inventory provisions related to pruning the product portfolio of some slower moving antennas within the On-Glass and GPS product lines. For the nine months ended September 30, 2006, the gross profit as a percentage of revenue was 30.3%, 3.7% lower than the comparable period last year. The third quarter 2006 inventory provision plus the manufacturing cost variances incurred in our Dublin factory negatively impacted the margin by 2.3% in nine months ended September 30, 2006 compared to the same period in 2005. We completed the wind down and relocation of Dublin manufacturing in August 2006. We expect long-term margins of 34-36% as a result of the actions taken with respect to the Dublin manufacturing operations and the inventory provisions.

     Gross profit as a percentage of revenue for RFSG was 68.9% in the three months ended September 30, 2006, approximately 0.4% lower than the comparable period in fiscal 2005. Gross profit as a percentage of revenue for RFSG was 69.7% for the nine months ended September 30, 2006, approximately 1.3% lower than the comparable period in fiscal 2005. The decline in margin is predominantly due to the customer mix.

     Gross profit as a percentage of revenue for MSG was approximately 99.6% and 99.5% for the three and nine months ended September 30, 2006, respectively. The cost of goods sold in the segment relates primarily to third party licenses included in the Roaming Client product. Compared to 2005, gross profit as a percentage of revenue was 0.4% lower and 1.2% better than the three and nine months ended September 30, 2006, respectively. We expect long-term gross profit in this segment to be in the upper 90% range.

     Gross profit as a percentage of revenue for Licensing was approximately 97.3% and 99.8% for the three and nine months ended September 30, 2006, respectively. Compared to 2005, gross profit as a percentage of revenue was 9.0% better and 5.3% better than the three and nine months ended September 30, 2006, respectively.

RESEARCH AND DEVELOPMENT

                                THREE MONTHS ENDED   THREE MONTHS ENDED    NINE MONTHS ENDED    NINE MONTHS ENDED
                                SEPTEMBER 30, 2006   SEPTEMBER 30, 2005   SEPTEMBER 30, 2006   SEPTEMBER 30, 2005
                                ------------------   ------------------   ------------------   ------------------
Research and development              $3,578               $2,562               $9,831                $7,467
Percentage of revenues                  17.4%                11.8%                14.9%                 13.6%
% change from year ago period           39.7%                28.2%                31.7%                 20.3%

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

     Research and development expenses increased approximately $1.0 million for the three months ended September 30, 2006 and $2.4 million for the nine months ended September 30, 2006 compared to the comparable periods in 2005. The increase is due to the costs associated with the addition of the iVET product lines, investments in development for scanning products and IMS software, and higher stock compensation expenses.

SALES AND MARKETING

                                THREE MONTHS ENDED   THREE MONTHS ENDED    NINE MONTHS ENDED    NINE MONTHS ENDED
                                SEPTEMBER 30, 2006   SEPTEMBER 30, 2005   SEPTEMBER 30, 2006   SEPTEMBER 30, 2005
                                ------------------   ------------------   ------------------   ------------------
Sales and Marketing                   $3,226               $3,637               $9,964                $9,686
Percentage of revenues                  15.7%                16.8%                15.1%                 17.6%
% change from year ago period          (11.3%)               35.4%                 2.9%                 16.7%

     Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

     Sales and marketing expenses decreased approximately $0.4 million for the three months ended September 30, 2006 compared to the same period in fiscal 2005 due to lower APG selling expenses. Sales and marketing expenses increased $0.3 million for the nine months ended September 30, 2006 compared to the same period in fiscal 2005. The increase is due to the costs associated with the addition of the iVET product lines.

GENERAL AND ADMINISTRATIVE

                                THREE MONTHS ENDED   THREE MONTHS ENDED    NINE MONTHS ENDED    NINE MONTHS ENDED
                                SEPTEMBER 30, 2006   SEPTEMBER 30, 2005   SEPTEMBER 30, 2006   SEPTEMBER 30, 2005
                                ------------------   ------------------   ------------------   ------------------
General and Administrative            $3,393               $4,105               $10,867               $12,136
Percentage of revenues                  16.5%                19.0%                 16.5%                 22.1%
% change from year ago period          (17.3%)                1.5%                (10.5%)                11.3%

     General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

     General and administrative expenses decreased approximately $0.7 million for the three months ended September 30, 2006 and $1.3 million for the nine months ended September 30, 2006 compared to the same period in fiscal 2005 due to lower litigation expenses and reversal of CEO retirement benefits, offset by costs associated with the addition of the iVET product lines.

AMORTIZATION OF INTANGIBLE ASSETS

                                THREE MONTHS ENDED   THREE MONTHS ENDED    NINE MONTHS ENDED    NINE MONTHS ENDED
                                SEPTEMBER 30, 2006   SEPTEMBER 30, 2005   SEPTEMBER 30, 2006   SEPTEMBER 30, 2005
                                ------------------   ------------------   ------------------   ------------------
Amortization of other                  $749                $1,231               $2,842                $2,967
Percentage of revenues                  3.6%                  5.7%                 4.3%                  5.4%

     The amortization of intangible assets relates to DTI in 2003, MAXRAD in January 2004, the antenna product lines from Andrew Corporation in October 2004, and the antenna product lines from Sigma in July 2005. The $0.5 million decrease for amortization in the three months ended September 30, 2006 is due to lower amortization for the intangible assets that were impaired during the three months ended September 30, 2006. In addition, certain intangible assets were fully amortized. The $0.1 million decrease in the nine months ended September 30, 2006 is also due to the impact of impairment of the Sigma intangible assets.

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

                                THREE MONTHS ENDED   THREE MONTHS ENDED    NINE MONTHS ENDED    NINE MONTHS ENDED
                                SEPTEMBER 30, 2006   SEPTEMBER 30, 2005   SEPTEMBER 30, 2006   SEPTEMBER 30, 2005
                                ------------------   ------------------   ------------------   ------------------
Amortization of other                 $20,349                $--                $20,349                $--
Percentage of revenues                   99.1%                --                   30.9%                --

     In conjunction with the completion of the Dublin restructuring, we reevaluated the carrying value of the related technology and customer relationships intangible assets and goodwill of the Sigma acquisition, as required by Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" and Statement of Accounting Standards No. 142 "Goodwill and Intangible Assets". We concluded that the carrying value of intangible assets related to technology and customer relationships was impaired by $6.0 million and the carrying value of the goodwill was impaired by $14.3 million. As of September 30, 2006, there were no other impairment conditions related to the goodwill and intangible assets other than Sigma. We will conduct its annual impairment test of goodwill and intangible assets in the fourth quarter with financial information as the month ended October.

RESTRUCTURING CHARGES (BENEFIT)

                                THREE MONTHS ENDED   THREE MONTHS ENDED    NINE MONTHS ENDED    NINE MONTHS ENDED
                                SEPTEMBER 30, 2006   SEPTEMBER 30, 2005   SEPTEMBER 30, 2006   SEPTEMBER 30, 2005
                                ------------------   ------------------   ------------------   ------------------
Restructuring charges (benefit)       $1,141                 $--                 $424                $ (70)
Percentage of revenues                   5.6%                 0.0%                0.6%                (0.1%)

     On April 7, 2006, we reached an agreement in principle with the labor union responsible for our manufacturing and certain other personnel in its Dublin, Ireland factory to discontinue the manufacture of the iVET, PMR and DPMR lines of the our antenna products at that location. The agreement was formally signed on April 20, 2006. The agreement was formally signed on April 20, 2006. This agreement enabled us to wind down our manufacturing operations at the Dublin facility, terminate 65 redundant employee positions, terminate its facilities lease at this location, and reduce its pension obligations to terminated and remaining employees. Manufacturing of the lines of antenna products was relocated either to a contract manufacturer in St. Petersburg, Russia, or to our Antenna Products Group facility in Bloomingdale, Illinois. The process of winding down manufacturing operations in Dublin and relocating the products to their new manufacturing locations was completed in August 2006. We expect related general and administrative support functions to be eliminated by the end of 2006.

     We will continue to maintain antenna research and development as well as sales and marketing activities in a smaller facility in Dublin to be established during the fourth quarter of 2006. We believe that its restructuring activities will enable it to improve the gross profit margins of the antenna product lines that were included with our acquisition of Sigma Wireless Technologies in July 2005.

     We incurred restructuring costs related to the discontinuation of its Dublin manufacturing operations. The categories of costs are: severance pay for employees whose jobs were made redundant; future minimum lease payments through June 2007 on the existing Dublin facility which will be vacated; and, termination of the employee pension defined benefit plan. The severance, future lease payments, and a portion of the termination of the employee pension defined benefit plan result in cash expenditures. We also incurred restructuring costs related to the impairment of fixed assets and inventory.

     For the three months ended September 30, 2006, we recorded restructuring expense of $1.1 million, which included fixed asset write-offs of $0.6 million, inventory write-offs of $0.4 million, and facility lease costs of $0.1 million. For the nine months ended September 30, 2006, we recorded a restructuring expense of $0.4 million, which included the net benefit related to the termination of the pension plan of $2.6 million, offsetting employee severance of $1.5 million, inventory write-offs of $0.8 million, fixed asset write-offs of $0.6 million, and facility lease costs of $0.1 million.

     We negotiated the terms of the pension termination with the Sigma labor union in June 2006. Under the terms of the settlement, we funded the cash shortfall in the PCTEL Europe Pension Plan as calculated by a third party actuary less any severance amounts given to employees that exceeded 3 weeks severance for every year of service. The funding shortfall was based on pension requirements in accordance with Irish regulations. We funded pension obligations of $0.6 million in the three months ended June 30, 2006 and recorded a net gain of $2.6 million on the termination.

     During the nine months ended September 30, 2006, we paid employee severance of approximately $2.4 million. Total net severance costs of approximately $1.5 million are comprised of a gross cost of $2.4 million less a government rebate of $0.9 million. At September 30, 2006, the remaining $0.1 million for related to the government rebate is recorded in the balance sheet in Prepaid Expenses and Other Current Assets.

     The write-offs for inventory related to disposals of inventory that was not compatible with the new manufacturing model. The fixed asset write-offs related to assets identified that are no longer required at the Dublin facility. We downsized the facility at the end of the third quarter 2006. The restructuring expense for lease termination costs relates to the future lease payments for the facility space no longer required.

GAIN ON SALE OF ASSETS AND RELATED ROYALTIES

                                THREE MONTHS ENDED   THREE MONTHS ENDED    NINE MONTHS ENDED    NINE MONTHS ENDED
                                SEPTEMBER 30, 2006   SEPTEMBER 30, 2005   SEPTEMBER 30, 2006   SEPTEMBER 30, 2005
                                ------------------   ------------------   ------------------   ------------------
Gain on sale of assets and             $250                 $600                 $750                $1,600
Percentage of revenues                  1.2%                 2.8%                 1.1%                  2.9%

     All royalty amounts represent royalties from Conexant. The decrease in the royalties for the three and nine months ended September 30, 2006 as compared to the same prior year periods was due to the fact that we renegotiated the royalty agreement with Conexant in the third quarter of 2005 whereby the cap on the quarterly payments was lowered but the term of the agreement was extended.

OTHER INCOME, NET

                                THREE MONTHS ENDED   THREE MONTHS ENDED    NINE MONTHS ENDED    NINE MONTHS ENDED
                                SEPTEMBER 30, 2006   SEPTEMBER 30, 2005   SEPTEMBER 30, 2006   SEPTEMBER 30, 2005
                                ------------------   ------------------   ------------------   ------------------
Other income, net                      $990                 $ 74                $2,358                $1,045
Percentage of revenues                  4.8%                 0.3%                  3.6%                  1.9%

     Other income, net, consists primarily of interest income, and also foreign exchange gains and losses. Interest income increased for the three and nine months ended September 30, 2006 compared to the same periods in fiscal 2005 due primarily to higher interest rates and also higher yielding cash investments. We were unfavorably impacted by a foreign exchange loss of $0.4 million during the three months ended September 30, 2005.

     During 2005 and the first quarter of 2006, we invested our available cash equivalents in money market funds. Starting in the quarter ended June 30, 2006, we also invested in commercial paper and certificates of deposit with maturities ranging from 30 days to 90 days. We expect to continue to invest its cash in money market funds, commercial paper, and certificates of deposit.

PROVISION (BENEFIT) FOR INCOME TAXES

                                THREE MONTHS ENDED   THREE MONTHS ENDED    NINE MONTHS ENDED    NINE MONTHS ENDED
                                SEPTEMBER 30, 2006   SEPTEMBER 30, 2005   SEPTEMBER 30, 2006   SEPTEMBER 30, 2005
                                ------------------   ------------------   ------------------   ------------------
Provision (benefit) for income        $(541)                $  95               $1,135                $196
Effective tax rate                      2.5%                 11.6%                 7.3%                5.8%

     The tax rate for the six months ended September 30, 2006 differs from the statutory rate of 35% due to the reversal of approximately $0.5 million in valuation allowances, the utilization of NOL carryforwards to offset a portion of the expected full year tax liability and the provisions of deferred tax liabilities related to goodwill amortization that is deductible for tax purposes. For the nine months ended September 30, 2005, our income tax expense differed from the statutory rate of 35% due to provision for deferred tax liabilities related to goodwill that is deductible for tax purposes.

     We regularly evaluate our estimates and judgments related to uncertain tax positions and, when necessary, establish contingency reserves to account for its uncertain tax positions. As we obtain more information via the settlement of tax audits and through other pertinent information, these projections and estimates are reassessed and may be adjusted accordingly. These adjustments may result in significant income tax provisions or provision reversals.

STOCK-BASED COMPENSATION EXPENSE

     On January 1, 2006, we adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based awards based on estimated fair values. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123. As a result, stock options had no intrinsic value on their grant dates, and we did not record any compensation expense for stock options. Prior to the adoption of SFAS No. 123(R), we also did not record any compensation expense for the employee stock purchase plan, which was deemed non-compensatory.

     We estimated compensation expense related to stock options of $1.2 million, net of forfeitures in 2006 and stock compensation expense related to the employee purchase plan of $0.2 million in 2006. We will continue to use stock options as a long-term employee incentive. However, the use of stock options is currently limited to new employee grants, annual director grants, and as a component for annual compensation of our Chief Executive Officer. It is currently expected that we will continue to emphasize the use of restricted stock for employee incentives.

     In the three months ended September 30, 2006, we recognized stock-based compensation expense of $1.1 million in the condensed consolidated statements of operations, which included $0.7 million of restricted stock, $0.3 million for stock option expense, and $0.1 million for stock bonuses. In the nine months ended September 30, 2006, we recognized stock-based compensation expense of $3.3 million in the condensed consolidated statements of operations, which included $1.9 million of restricted stock, $1.0 million for stock option expense, and $0.4 million for stock bonuses. The following table summarizes the stock-based compensation expense by income statement line item for the three and nine months ended September 30, 2006 and September 30, 2005, respectively:

                                 THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                    ENDED           ENDED           ENDED           ENDED
                                SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                     2006            2005            2006            2005
                                -------------   -------------   -------------   -------------
Cost of sales                       $   95          $   75          $  258          $   83
Research and development               166              92             472             212
Sales and marketing                    207             256             645             572
General and administrative             642             858           1,949           1,998
                                    ------          ------          ------          ------
Total operating expense              1,015           1,206           3,066           2,782
Total                               $1,110          $1,281          $3,324          $2,865
                                    ------          ------          ------          ------

LIQUIDITY AND CAPITAL RESOURCES

                                                       NINE MONTHS ENDED    NINE MONTHS ENDED
                                                      SEPTEMBER 30, 2006   SEPTEMBER 30, 2005
                                                      ------------------   ------------------
Net cash provided by (used in) operating activities         $ 8,846             $   (748)
Net cash used in investing activities                        (1,022)             (25,076)
Net cash provided by financing activities                     4,991                  347
Cash, cash equivalents at the end of period                  70,442               58,360
Working capital at the end of period                         78,858               67,796

     Our operating activities provided approximately $9.6 million higher net cash for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in cash from operating activities for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is due to the receipt of $7.0 million in licensing revenue from Agere plus $2.5 million related to reduction in inventories, and $1.1 million related to reduction in prepaid and other current assets. The decline in inventories is due to the restructuring of manufacturing activities in the Dublin, Ireland facility. The $1.1 million decrease in prepaids and other current assets is due primarily to a federal tax refund. These decreases in assets offset $1.1 million decrease in accounts payable, $1.1 million payments related withholding tax liability, and $2.3 million in decreases in deferred revenue. We used approximately $1.0 million from investing activities during the nine months ended September 30, 2006. We used approximately $2.4 million for capital expenditures, offsetting proceeds from royalties of $0.8, sale of fixed assets of $0.1 million and $0.5 million from a settlement with prior shareholders of Sigma Wireless Technologies (Sigma). During the nine months ended September 30, 2005, we used $25.2 million for the purchase of Sigma and $3.7 million for capital expenditures, offsetting $2.1 million in proceeds from the sale of fixed assets and $1.6 million in proceeds from royalties. For the nine months ended September 30, 2006, financing activities included approximately $3.1 million of proceeds for the issuance of common stock related to stock option exercises and shares purchased through the Employee Stock Purchase Plan (ESPP) and $1.2 million from proceeds from short-term borrowings of PCTEL Limited, offsetting $0.7 million for the tax benefit from stock based compensation. Financing activities only provided $0.3 million during the nine months ended September 30, 2005 as $1.4 million in proceeds from exercise of options and our ESPP offset stock repurchases of $0.7 million and a $0.4 million repayment of a Sigma overdraft.

     As of September 30, 2006, we had approximately $70.4 million in cash and cash equivalents and working capital of approximately $78.9 million. The increase in the cash balance and working capital compared to the nine months ended September 30, 2005 is due to $7.0 million in cash received for the Agere settlement, in addition to cash received for the exercise of employee stock options. As of September 30, 2006, we have no significant commitments for capital expenditures.

     We believe that the existing sources of liquidity, consisting of cash and cash from operations, will be sufficient to meet the working capital needs for the foreseeable future. We will continue to evaluate opportunities for development of new products and potential acquisitions of technologies or businesses that could complement our business. We may use available cash or other sources of funding for such purposes.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     As of September 30, 2006, we had lease obligations of approximately $5.6 million through 2013.

     In the quarter ended March 31, 2006, we relocated our RFSG operations to a new leased facility with 20,704 square feet in Germantown, Maryland. We are still obligated for the operating lease on Wisteria Drive in Germantown, Maryland through July 2007. We recorded an expense of $0.1 million in the three months ended September 30, 2006 and $0.3 million for the nine months ended September 30, 2006 for the remaining net lease obligation and related termination costs.

     In October 2006, we amended our Chicago office lease. The lease term was extended to August 2012 and the total square footage was increased from 12,624 to 14,413. Our MSG and corporate functions are located in the Chicago office. The restricted cash of $208,000 on the balance sheet at September 30, 2006 related to a letter of credit required for the Chicago office lease. Under terms of the new lease agreement, we paid a cash deposit and the letter of credit will be returned to us.

     We have a remaining firm purchase contract for approximately $45,000 with an RFSG software supplier. The quantity committed represents the lifetime requirements for this software. We have no other firm inventory purchase contract commitments with major suppliers beyond near term needs. In October 2006, we committed $0.5 million related to a new financial reporting package.

CHANGE IN CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We use certain critical accounting policies as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of its Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. There have been no material changes in any of our critical accounting policies since December 31, 2005, except as described below.

Accounting policies

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual financial statements. Currently, we prepare a SAB 99 analysis for all misstatements using the dual approach. The dual approach incorporates both the income statement and balance sheet for measuring materiality. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our consolidated financial statements and will make the required disclosure in the 2006 annual report.

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

     In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We are in the process of evaluating the expected effect of FIN 48 on our consolidated financial statements.

     We adopted SFAS No. 123(R), "Share Based Payments," during the nine months ended September 30, 2006. SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based awards based on estimated fair values. Our share-based awards include stock options, restricted stock awards, stock bonuses, and our Employee Stock Purchase Plan. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123. As a result, stock options had no intrinsic value on their grant dates, and we did not record any compensation expense for stock options. We have elected to use the modified prospective transition method to adopt SFAS No. 123(R). Under this transition method starting in 2006, compensation expense includes expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and the expense for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

     We use the Black-Scholes model to estimate the fair value of our options awards and employee stock purchase rights issued under our Employee Stock Purchase Plan. Based on this valuation, we are recognizing compensation expense for stock options on a graded vesting basis. The Black-Scholes model requires estimates of the expected term of the option, future volatility, and the risk-free interest rate. See footnote 7 related to stock-based compensation. In addition to the assumptions used to calculate the fair value of the our options, we are required to estimate the expected forfeiture rate of all share-based awards and only recognize expense for those awards we expect to vest. The stock-based compensation expense recognized in our condensed consolidated statements of operations has been reduced for estimated forfeitures.

Estimates

     This discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates are revised periodically. Actual results could differ from these estimates.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign exchange rates.

INTEREST RATE RISK

     We manage the sensitivity of its results of operations to credit risks and interest rate risk by maintaining a conservative investment portfolio. The primary objective of our investment activities is to preserve principal without significantly increasing risk. To achieve this objective, we maintain a portfolio of cash equivalents in money market funds, certificates of deposit, and commercial paper. Due to changes in interest rates, our future investment income may fall short of expectations. Since we invest in cash equivalents, we had no unrealized holding gains or losses as of September 30, 2006 and 2005, respectively. A hypothetical increase or decrease of 10% in market interest rates would not result in a material change in interest income earned through maturity on investments held at September 30, 2006. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes.

FOREIGN CURRENCY RISK

     We are exposed to currency fluctuations from the sale of its products internationally and from its international operations. We manage the sensitivity of the international sales by denominating the majority of transactions in U.S. dollars. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which sales were denominated, the net loss would not have changed by a material amount for the nine months ended September 30, 2006. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuation gains on the balance sheet for the nine months ended September 30, 2006 and 2005 was $1.8 million and $0.2 million,respectively.

ITEM 4: CONTROLS AND PROCEDURES

     (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, PCTEL management evaluated the effectiveness as of the period covered by this report of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2006 because of the material weakness originally identified in the fourth quarter of 2004 (discussed below). In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure our financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004 and December 31, 2005, we did not maintain effective controls over the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, we did not have effective controls over determining net operating loss carrybacks, applicable state tax rates applied, and the tax effect of stock option exercises. In addition, we did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to deferred income tax assets and liabilities. This control deficiency resulted in audit adjustments to the financial statements for the fourth quarter 2004, to the 2005 annual consolidated financial statements with respect to income tax disclosures, and the 2005 second quarter consolidated financial statements with respect to the provision for income taxes. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constituted a material weakness. The remediation plan for the material weakness identified at December 31, 2004 and December 31, 2005 is described below. Because the remediation of this material weakness is still in process, our Chief Executive Officer and its Chief Financial Officer have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2006, based on criteria in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Management has excluded PCTEL Limited (formerly Sigma) from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 because PCTEL Limited was acquired by us through a purchase business combination in July 2005. PCTEL Limited is a wholly owned subsidiary of us that represents 5% of consolidated total assets and 7% of consolidated revenues, respectively, as of and for the nine months ended September 30, 2006.

     (B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     We made significant progress during the year ended December 31, 2005 and for the first three quarters of 2006 in executing the remediation plans that were established to address the material weakness in our internal control surrounding the accounting for income taxes. This resulted in certain improvements in our internal control over financial reporting. With the help of external advisors (other than our independent registered public accounting firm), the following remedial actions have been undertaken:

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

     Specifically, our changes in controls over income taxes were successful in the remediation of the deficiencies related to the determination of income tax payable and deferred income tax assets and liabilities.

     As indicated above, we have made significant progress in its efforts to remediate this material weakness during 2005 and through the first three quarters of 2006. In making its determination as to the status of the remediation of this material weakness, we believe that the internal controls surrounding the accounting for income taxes are effectively designed. However, as a result of the audit adjustments in 2004 and 2005, we have not demonstrated operating effectiveness with respect to controls over the completeness and accuracy of its income tax provision or the presentation and disclosures related to income taxes. The remediation efforts are in process, but have not been completed as of September 30, 2006.

     In order to remediate this deficiency in internal controls, we will continue our training and education efforts in this area so that operating effectiveness can be demonstrated over a period of time that is sufficient to support the conclusion that the material weakness has been remediated. In addition, to further enhance the controls surrounding the accounting for income taxes, we will continue our efforts by requiring continued oversight by its outside tax consultant over the quarterly and annual preparation of our tax provision and related disclosures and by engaging additional resources as necessary to execute our internal controls over the accounting for income taxes.

     Except as otherwise discussed above, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

     In March 2002, plaintiff Ronald H. Fraser ("Fraser") filed a complaint in the California Superior Court for breach of contract and declaratory relief against us, and for breach of contract, conversion, negligence and declaratory relief against our transfer agent, Wells Fargo Bank Minnesota, N.A. The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April 2000. At a mandatory settlement conference held in September 2004, Fraser stipulated to judgment in favor of us. In November 2004 Fraser appealed the judgment entered against him. Fraser filed his opening brief in October 2005. The appellant's reply brief was filed in March 2006. The court has scheduled an oral argument for November 9, 2006. We believe that this appeal is without merit and intends to defend the appeal vigorously. However, we cannot predict or determine the outcome or resolution of this proceeding or the potential range of loss, if any.

Litigation with Agere and Lucent

     In May 2003, we filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Agere

Systems and Lucent Technologies claiming that Agere has infringed four of our patents and that Lucent has infringed three of our patents. Agere counterclaimed asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere.

     On July 26, 2006, the parties entered into a settlement agreement which was favorable to us, and on July 31, 2006 the court dismissed with prejudice all claims and counterclaims in the action. As part of the settlement agreement, we granted Agere a perpetual license for $7.0 million.

ITEM 1A: RISK FACTORS

     This quarterly report on Form 10-Q, including this Management's Discussion and Analysis, contains forward-looking statements. These forward-looking statements are to be adversely affected or subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results, including those set forth below.

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

OUR ABILITY TO GROW OUR BUSINESS MAY BE THREATENED IF THE DEMAND FOR WIRELESS DATA SERVICES DOES NOT CONTINUE TO GROW.

     Our ability to compete successfully in the wireless market is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, our revenue may decline. Wireless data solutions are relatively unproven in the marketplace and some of the wireless technologies have only been commercially introduced in the last few years. We began offering wireless products in the second quarter of fiscal 2002. If wireless data access technology turns out to be unsuitable for widespread commercial deployment, we may not be able to generate enough sales to achieve and grow our business. Listed below are some of the factors that we believe are key to the success or failure of wireless access technology:

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

     Wireless access solutions compete with other high-speed access solutions such as digital subscriber lines, cable modem technology, fiber optic cable and other high-speed wire line and satellite technologies. If the market for our wireless solutions fails to develop or develops more slowly than expected due to this competition, our sales opportunities will be harmed. Many of these alternative technologies can take advantage of existing installed infrastructure and are generally perceived to be reliable and secure. As a result, they have already achieved significantly greater market acceptance and penetration than wireless data access technologies. Moreover, current wireless data access technologies have inherent technical limitations that may inhibit their widespread adoption in many areas.

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

     Our revenue depends on our ability to anticipate our existing and prospective customers' needs and develop products that address those needs. Our future success will depend on our ability to introduce new products for the wireless market, anticipate improvements and enhancements in wireless technology and wireless standards, and to develop products that are competitive in the rapidly changing wireless industry. Introduction of new products and product enhancements will require coordination of our efforts with those of our customers, suppliers, and manufacturers to rapidly achieve volume production. If we fails to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our operating results will be materially and adversely affected and our business and prospects will be harmed. We cannot assure you that product introductions will meet the anticipated release schedules or that our wireless products will be competitive in the market. Furthermore, given the emerging nature of the wireless market, there can be no assurance our products and technology will not be rendered obsolete by alternative or competing technologies.

WE MAY EXPERIENCE INTEGRATION OR OTHER PROBLEMS WITH POTENTIAL
ACQUISITIONS, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS OR RESULTS OF OPERATIONS. NEW ACQUISITIONS COULD DILUTE THE INTERESTS OF EXISTING STOCKHOLDERS, AND THE ANNOUNCEMENT OF NEW ACQUISITIONS COULD RESULT IN A DECLINE IN THE PRICE OF OUR COMMON STOCK.

     We may in the future make acquisitions of, or large investments in, businesses that offer products, services, and technologies that we believes would complement our products or services, including wireless products and technology. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. Even if we announce an acquisition, we may not be able to complete it. Additionally, any future acquisition or substantial investment would present numerous risks, including:

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

     We are currently expanding sales into international markets, particularly in Europe and Asia. To the extent that revenues in Europe and Asia or other parts of the world increase in future periods, we expect our period-to-period revenues to reflect seasonal buying patterns in these markets.

WE RELY ON INDEPENDENT COMPANIES TO MANUFACTURE, ASSEMBLE AND TEST OUR
PRODUCTS. IF THESE COMPANIES DO NOT MEET THEIR COMMITMENTS TO US, OUR ABILITY TO SELL PRODUCTS TO OUR CUSTOMERS WOULD BE IMPAIRED.

     We have limited manufacturing capability. For some product lines, we outsource the manufacturing, assembly, and testing of printed circuit board subsystems. For other product lines, we purchase completed hardware platforms and adds our proprietary software. While there is no unique capability with these suppliers, any failure by these suppliers to meet delivery commitments would cause us to delay shipments and potentially be unable to accept new orders for product.

     In addition, in the event that these suppliers discontinued the manufacture of materials used in our products, we would be forced to incur the time and expense of finding a new supplier or to modify our products in such a way that such materials were not necessary. Either of these alternatives could result in increased manufacturing costs and increased prices of our products.

     We assemble APG products in facilities located in Illinois and China. We may experience delays, disruptions, capacity constraints or quality control problems at our assembly facilities, which could result in lower yields or delays of product shipments to our customers. In addition, We have an increasing number of APG products manufactured in China via contract manufacturers. Any disruption of our or contract manufacturers' operations could cause a delay in product shipments, which would negatively impact sales, competitive reputation and position. In addition, if we do not accurately forecast demand for products, we will have excess or insufficient parts to build our product, either of which could seriously affect operating results.

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

     Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on the ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of September 30, 2006, we employed a total of 82 people in our engineering department. If we lose the services of one or more of its key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

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

     In recent years, there has been significant litigation in the United States involving intellectual property rights. WE have from time to time in the past received correspondence from third parties alleging that we infringe the third party's intellectual property rights. We expect potential claims to increase in the future, including with respect to our wireless business. Intellectual property claims against us, and any resulting lawsuit, may result in significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are its proprietary rights. These lawsuits, regardless of their merits or success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. This could have a material and adverse effect on our business, results of operation, financial condition and prospects. Any potential intellectual property litigation against us related to our wireless business could also force us to do one or more of the following:

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

UNDETECTED SOFTWARE ERRORS OR FAILURES FOUND IN NEW PRODUCTS MAY RESULT IN A LOSS OF CUSTOMERS OR A DELAY IN MARKET ACCEPTANCE OF OUR PRODUCTS.

     Our products may contain undetected software errors or failures when first introduced or as new versions are released. To date, we have not been made aware of any significant software errors or failures in our products. However, despite testing by we and by current and potential customers, errors may be found in new products after commencement of commercial shipments, resulting in loss of customers or delay in market acceptance.

OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED IF TAX AUTHORITIES CHALLENGE US AND THE TAX CHALLENGES RESULT IN UNFAVORABLE OUTCOMES.

     We currently have international subsidiaries located in Japan, China, Ireland, Israel, Serbia, and the United Kingdom as well as an international branch office located in Hong Kong. The complexities resulting from operating in several different tax jurisdictions increases our exposure to worldwide tax challenges.

CONDUCTING BUSINESS IN INTERNATIONAL MARKETS INVOLVES FOREIGN EXCHANGE RATE EXPOSURE THAT MAY LEAD TO REDUCED PROFITABILITY.

     With the acquisition of Sigma in July 2005, we have increased risk from foreign currency exposure. Sigma's functional currency is the Euro, and Sigma conducts business in both the Euro and pounds sterling. We believe that foreign exchange exposures may lead to reduced profitability.

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

     Both the cellular (2.5G and 3G) and Wi-Fi (802.11) spaces are rapidly changing and prone to standardization. We will continue to evaluate, develop and introduce technologically advanced products that will position us for possible growth in the wireless data access market. If we are not successful in response to rapidly changing technologies, our products may become obsolete and the we may not be able to compete effectively.

CHANGES IN LAWS OR REGULATIONS, IN PARTICULAR, FUTURE FCC REGULATIONS AFFECTING THE BROADBAND MARKET, INTERNET SERVICE PROVIDERS, OR THE COMMUNICATIONS INDUSTRY, COULD NEGATIVELY AFFECT OUR ABILITY TO DEVELOP NEW TECHNOLOGIES OR SELL NEW PRODUCTS AND THEREFORE, REDUCE OUR PROFITABILITY.

     The jurisdiction of the Federal Communications Commission, or FCC, extends to the entire communications industry, including our customers and their products and services that incorporate our products. Future FCC regulations affecting the broadband access services industry, our customers or our products may harm our business. For example, future FCC regulatory policies that affect the availability of data and Internet services may impede our customers' penetration into their markets or affect the prices that they are able to charge. In addition, FCC regulatory policies that affect the specifications of wireless data devices may impede certain of our customers' ability to manufacture their products profitably, which could, in turn, reduce demand for our products. Furthermore, international regulatory bodies are beginning to adopt standards for the communications industry. Although our business has not been hurt by any regulations to date, in the future, delays caused by our compliance with regulatory requirements may result in order cancellations or postponements of product purchases by our customers, which would reduce profitability.

                     RISKS RELATED TO OUR LICENSING PROGRAM

OUR ABILITY TO SUSTAIN REVENUE FROM THE LICENSING OF OUR INTELLECTUAL
PROPERTY IS SUBJECT TO MANY RISKS, AND ANY INABILITY TO SUCCESSFULLY LICENSE OUR INTELLECTUAL PROPERTY COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

     In addition to our wireless product lines, we offer our intellectual property through licensing and product royalty arrangements. We have over 100 U.S. patents granted or pending addressing both essential International Telecommunications Union and non-essential technologies. In connection with our intellectual property licensing efforts, we have filed several patent infringement lawsuits and are aggressively pursuing unlicensed companies to license their unauthorized use of our intellectual property. Because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of these litigation matters, we cannot assure you that we will ultimately prevail or receive the judgments it seeks. We may not be able to obtain licensing agreements from these companies on terms favorable to it, if at all. In addition, we may be required to pay substantial monetary damages as a result of claims these companies have brought against it which could materially and adversely affect our business, financial condition and operating results.

WE EXPECT TO CONTINUE TO BE SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY CLAIMS RELATED TO OUR LICENSING PROGRAM WHICH COULD IMPAIR OUR ABILITY TO GROW OR SUSTAIN REVENUES FROM OUR LICENSING EFFORTS.

     As we continue to aggressively pursue licensing arrangements with companies that are using our intellectual property without our authorization, we expect to continue to be subject to lawsuits that challenge the validity of our intellectual property or that allege that we have infringed third party intellectual property rights. Any of these claims could result in substantial damages against it and could impair our ability to grow and sustain its licensing business. This could materially and adversely affect our business, financial condition, operating results and prospects. We have been subject to claims from others in the past regarding similar matters. In addition, in recent years, there has been significant litigation in the United States involving intellectual property rights. We expect these claims to increase as our intellectual property portfolio becomes larger. Intellectual property claims against us, and any resulting lawsuit, may result in significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their merits or success, would likely be time-consuming and expensive to resolve and could divert management's time and attention.

OUR ABILITY TO ENFORCE INTELLECTUAL PROPERTY RIGHTS MAY BE LIMITED, AND ANY LIMITATION COULD ADVERSELY AFFECT OUR ABILITY TO SUSTAIN OR INCREASE REVENUE FROM OUR LICENSING PROGRAM.

     Our ability to sustain revenue from the licensing of our intellectual property is dependent on our ability to enforce our intellectual property rights. Our ability to enforce these rights is subject to many challenges and may be limited. For example, one or more of our pending patents may never be issued. In addition, our patents, both issued and pending, may not prove enforceable in actions against infringers. If a court were to invalidate one or more of our patents, this could materially and adversely affect our licensing program. Furthermore, some foreign laws, including those of various countries in Asia, do not protect our proprietary rights to the same extent as United States laws.

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

     -    changes in financial estimates by securities analysts,

     -    conditions or trends in our industry,

     - our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

     -    additions or departures of key personnel,

     -    mergers and acquisitions, and

     -    sales of common stock by our stockholders or by us.

     In addition, The NASDAQ Global Market, where many publicly held telecommunications companies, including PCTEL, are traded, often experiences extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against us. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

UNDER REGULATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002, IF WE ARE
UNABLE TO SUCCESSFULLY IMPLEMENT PROCESSES AND PROCEDURES TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROL OVER ITS FINANCIAL REPORTING, OUR ABILITY TO PROVIDE RELIABLE AND TIMELY FINANCIAL REPORTS COULD BE HARMED.

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

     In connection with reporting our financial results for the year ended December 31, 2004 and 2005, we identified and described a "material weakness" (as defined by the relevant accounting standards) in our internal control related to our accounting for income taxes. Specifically, we did not have effective controls over determining net operating loss carrybacks, applicable state tax rates applied, and the tax effect of stock option exercises. In addition, we did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to deferred income tax assets and liabilities. This control deficiency resulted in audit adjustments to the fourth quarter 2004 financial statements, to the 2005 annual consolidated financial statements with respect to income tax disclosures, and the 2005 second quarter consolidated financial statements with respect to the provision for income taxes. To address the material weakness described above, we will continue our efforts by requiring oversight by our outside tax consultant and engaging additional resources as necessary to execute our internal controls over the accounting for income taxes. The remediation program to address the previously identified material the weakness and remediation testing for other internal control deficiencies identified in 2004 and 2005 is still in process. The occurrence of control deficiencies in our internal control, and material weaknesses in particular, adversely affect our ability to report our financial results on a timely and accurate basis.

     While we have expended significant resources in developing the necessary documentation and testing procedures required by Section 404, we cannot be certain that the actions we are taking to improve, achieve and maintain our internal control over financial reporting will be adequate or that we will be able to implement our planned processes and procedures. If we does not comply with our requirements under Section 404 in a timely manner, or the processes and procedures that we implement for our internal control over financial reporting are inadequate, our ability to provide reliable and timely financial reports, and consequently our business and operating results, could be harmed. This in turn could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial reports, which could cause the market price of our common stock to decline. See also Part I, Item 4 for a discussion on Controls and Procedures.

ITEM 6: EXHIBITS

EXHIBIT
 NUMBER                              DESCRIPTION
-------                              -----------
10.25.1   Letter agreement dated August 22, 2006 amending the Employment
          Agreement, by and between PCTEL, Inc. and Jeff Miller

10.26.1   Letter agreement dated August 22, 2006 amending the Employment
          Agreement, by, and between PCTEL, Inc. and John Schoen

10.55     Letter agreement dated August 22, 2006 amending the Employment
          Agreement, by and between PCTEL, Inc. and Biju Nair

10.56     Letter, agreement dated August 22, 2006 amending the Employment
          Agreement, by and between PCTEL, Inc. and Steve Deppe

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

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Quarterly Report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated:

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

Date: November 9, 2006