Form 10-K
period 2006-12-31
PC TEL INC
filed 2007-03-16
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-27115

PCTEL, Inc.
(Exact Name of Business Issuer as Specified in Its Charter)

Delaware	77-0364943
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8725 W. Higgins Road, Suite 400, Chicago IL (Address of Principal Executive Office)	60631 (Zip Code)

(773) 243-3000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 Par Value Per Share	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [     ]  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [     ] No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.:

[ ] Large accelerated filer	☑ Accelerated filer	[ ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No ☑

As of June 30, 2006, the last business day of Registrant’s most recently completed second fiscal quarter, there were 22,181,273 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq Global Market on June 30, 2006) was approximately $125,980,987. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, par value $.001 per share	22,145,841 as of March 1, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of Registrant’s definitive Proxy Statement relating to its 2007 Annual Stockholders’ Meeting to be held on June 5, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PCTEL, Inc.
Form 10-K
For the Year Ended December 31, 2006

TABLE OF CONTENTS

i

PART I

Item 1:  Business

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning the future operations, financial condition and prospects, and business strategies. The words “believe,” “expect,” “anticipate” and other similar expressions generally identify forward-looking statements. Investors in the common stock are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the future business, financial condition, or results of operations to differ materially from the historical results or currently anticipated results.

Overview

PCTEL focuses on wireless broadband mobility.  We design and develop innovative antennas that extend the reach of broadband and other wireless networks and that simplify the implementation of those networks. We provide highly specialized software-defined radios that facilitate the design and optimization of broadband wireless networks and we develop software that simplifies and secures wireless access to the network. We provide our products, both software and RF products, to wireless and private carriers, wireless infrastructure and handset providers, wireless equipment distributors, value added resellers (VARs) and other original equipment manufacturers (OEMs). Additionally, the company has licensed its intellectual property, principally related to a discontinued modem business, to semiconductor, PC manufacturers, modem suppliers, and others.

The company operates in three separate product segments: a Broadband Technology Group, the Mobility Solutions Group, and Licensing. PCTEL maintains expertise in several technology areas. These include DSP chipset programming, Radio Frequency, software engineering, mobile device operating systems, antenna design and manufacture, mechanical engineering, wireless connectivity, authentication, security, specialized communication devices, advanced algorithm development, and cellular engineering.

PCTEL was incorporated in California in 1994 and reincorporated in Delaware in 1998. The principal executive offices are located at 8725 W. Higgins Road, Suite 400, Chicago, Illinois 60631. The telephone number at that address is (773) 243-3000 and the web site is www.pctel.com. The contents of the web site are not incorporated by reference into this Annual Report on Form 10-K.

Broadband Technology Group

The Broadband Technology Group (BTG) designs, distributes, and supports innovative antenna solutions for public safety applications, unlicensed and licensed wireless broadband, fleet management, network timing, and other GPS applications. The BTG’s portfolio of OEM receivers and interference management solutions are used to measure, monitor and optimize cellular networks.

Our antenna products originated through a series of acquisitions starting with MAXRAD, Inc, which was acquired in January 2004. MAXRAD’s antenna solutions consist of antennas designed to enhance the performance of broadband wireless, in-building wireless, wireless Internet service providers and Land Mobile Radio (LMR) applications. As a result of the October 2004 acquisition of certain antenna product lines from Andrew Corporation (“Andrew”), the product portfolio expanded to include GPS (Global Positioning Systems), satellite communications (Mobile SATCOM) and on-glass mobile antennas. In July 2005, we again expanded the product portfolio with the purchase of Sigma Wireless Technologies Limited (“Sigma” or “SWT”), located in Dublin, Ireland. Sigma provides integrated variable electrical tilt base stations antennas (iVET), Public Mobile Radio (PMR), and Digital Public Mobile Radio (DPMR) antenna products.

Antenna products are sold to end user customers and dealers through distributors and via direct sales channels to wireless carriers and equipment manufacturers. The products are sold under the MAXRAD, Antenna Specialists®, Micro-Pulse, and iVET brands.

Revenue growth for antenna products is tied to emerging wireless applications in broadband wireless, in-building wireless, wireless Internet service providers, GPS and Mobile SATCOM. The LMR, PMR, DPMR, and on-glass mobile antenna applications represent mature markets. Our newest products address UMTS and WiMAX standards and applications.

There are many competitors for antenna products, as the market is highly fragmented. Competitors include such names as Laird (Cushcraft, Centurion, and Antennex brands), Mobile Mark, Radiall/Larsen, Comtelco, Wilson, Andrew Corporation, and Kathrein. BTG seeks out product applications that command a premium for product performance and customer service, and seeks to avoid product applications characterized by commoditization.

BTG’s OEM receiver and interference management solutions consist of software-defined radio products designed to measure and monitor cellular networks. The products originated through the business of DTI, Inc., which was acquired in March 2003. The technology is sold in two forms; as OEM radio frequency receivers or as integrated systems solutions. The SeeGulltm family of OEM receivers collects and measure RF data, such as signal strength and base station identification in order to analyze wireless signals. The CLARIFYtm interference management product is a receiver system solution that uses patent pending technology to identify and measure wireless network interference. Customers of BTG’s OEM receiver and interference management solutions are wireless network operators, wireless infrastructure suppliers, and wireless test and measurement solution providers.

Revenue growth for OEM receivers and interference management solutions is tied to the deployment of new wireless technology, such as 2.5G and 3G, and the need for existing wireless networks to be tuned and reconfigured on a regular basis. Competitors for these products are OEM’s such as Agilent Technologies, Rohde and Schwarz, Anritsu, Panasonic, and Berkley Varitronics. The products compete on the basis of product performance at a price point that is generally lower than the competition.

Revenue for both antenna and receiver products follow the seasonal capital spending patterns of the wireless network operators and OEM’s. Revenue for BTG within each fiscal year is historically seasonal, with a trend of the first quarter typically being the lowest and the fourth quarter typically being the highest.

Mobility Solutions Group

The Mobility Solutions Group (MSG) produces mobility software products for WiFi, cellular, IP Multimedia Subsystem (IMS), and wired applications. In the wireless domain, our products support Wi-Fi (802.11 a/b/g), all major cellular data networking technologies, and IMS. For wired access, the company’s products support traditional analog dial-up, DSL, and Ethernet connectivity. Revenue in this segment is dominated by the company’s Roaming Client product. The Roaming Client is a PC or PocketPC-based application developed to allow users to easily locate and connect to Wi-Fi and Wireless Wide Area Networks (WWANs-GPRS, CDMA 1x or other 2.5G cellular networks, EVDO, WCDMA, WiMAX) data networks. Customers for these products are not typically individual end-users, but cellular carriers, Internet access service providers, manufacturers, distributors, integrators, or other service aggregators.

Revenue for the Roaming Client is correlated to the success of data services offered by the customer base. We describe the roll out of such data services to be in the early stage of market development. It is too early to assess if the market will develop seasonal revenue patterns within the calendar year.

Competitors for the Roaming Client range from operating system suppliers such as Apple or Microsoft (which offers a level of WLAN client support through its Windows XP and Vista offerings) to WLAN NIC (Network Interface Card) suppliers (that bundle minimal clients with their hardware offering) to service aggregators that provide a client as part of their service offering such as iPASS. The company believes it is unique in that many of these competitors are potential customers for the branded client offering. There are few ‘client only’ competitors in the WLAN space, such as Smith Micro, and Birdstep (through its acquisition of Alice Systems in November 2004). The single biggest competitive condition for the Roaming Client is product performance. The Roaming Client distinguishes itself from its competition on the following dimensions: usability, ability to roam across all existing wireless standards, its security module, the availability of a centralized configuration server that can manage profiles and policy, and the tested compatibility with hundreds of wireless modems.

Licensing

PCTEL has an intellectual property portfolio consisting of over 100 U.S. patents and applications, primarily in analog modem technology. It also has proprietary DSP based embedded modem technology. We had an active licensing program since 2002 designed to monetize the value of its modem related intellectual property. Companies under license at the end of 2006 include Agere, US Robotics, 3COM, Intel, Conexant, Broadcom, Silicon Laboratories, Texas Instruments, Smartlink, and ESS Technologies.

Developments

The company continues to look for opportunities in wireless markets both through internal development and through acquisitions.

The following significant acquisition events related to wireless markets took place in our history.

•	Acquisition of cyberPIXIE, Inc. in May 2002, which was the genesis of the company’s Mobility Solutions Group.

•	Acquisition of Dynamic Telecommunications, Inc. (DTI) in March 2003. The OEM receiver and interference measurement product lines within BTG came from DTI.

•	Acquisition of MAXRAD, Inc. in January 2004, product lines from Andrew Corporation in October 2004, and Sigma in July 2005. These acquisitions provided the antenna product lines within BTG.

During 2006, we restructured Sigma’s manufacturing operations by closing its antenna manufacturing facility in Dublin, Ireland and redistributing that capacity primarily to a contract manufacturer in eastern Europe, with the remainder to its existing antenna factory in Bloomingdale, Illinois. We recognized restructuring costs as well as costs for the impairment of assets related to that restructuring.

Sales, Marketing and Support

We sell our products directly to wireless carriers, private carriers, test equipment providers, and wireless equipment manufacturers (infrastructure and handsets). We also sell products indirectly through distributors in the U.S. and outside the U.S. Our direct sales force is technologically sophisticated and sales executives have strong industry domain knowledge. Our direct sales force supports the sales efforts of our distributors and OEM resellers.

Our marketing strategy is focused on building market awareness and acceptance of our new products. The marketing organization also provides a wide range of programs, materials and events to support the sales organization. We spent approximately $13.3, $13.1, and $11.2 million for the fiscal years 2006, 2005 and 2004, respectively, for sales and marketing support.

As of December 31, 2006, we employed 50 individuals in sales and marketing with offices in the U.S., Japan, Hong Kong, Ireland and United Kingdom.

Major Customers

One customer has accounted for revenue greater than 10% during the last three fiscal years as follows:

	Years Ended December 31,
Customer	2006	2005	2004

TESSCO Technologies	9%	11%	10%

TESSCO, a distributor of wireless products is a customer in the Broadband Technology Group.

International Activities

The following table illustrates the percentage of revenues from domestic sales and foreign sales during the last three fiscal years:

	Years Ended December 31,
	2006	2005	2004

Domestic sales	69%	76%	77%
Foreign sales	31%	24%	23%

	100%	100%	100%

Backlog

Sales of our products are generally made pursuant to standard purchase orders, which are officially acknowledged according to standard terms and conditions. The backlog, while useful for scheduling production or software release dates, is not a meaningful indicator of future revenues as the order to ship cycle is extremely short.

Research and Development

We recognize that a strong technical base is essential to the long-term success and we have made a substantial investment in research and development. We will continue to devote substantial resources to product development and patent submissions. The patent submissions for the two wireless product segments are primarily for defensive purposes, rather than for potential license revenue generation. We monitor changing customer needs and work closely with the customers, partners and market research organizations to track changes in the marketplace, including emerging industry standards.

Research and development expenses include costs for software and hardware development, prototyping, certification and pre-production costs. We spent approximately $13.8, $10.0, and $8.6 million for the fiscal years 2006, 2005 and 2004, respectively, in research and development.

Manufacturing

BTG does final assembly of most of its antenna products and all of its OEM receiver and interference management product lines. We also have arrangements with several contract manufacturers but are not dependent on any one. Should any of these manufacturers be unsatisfactory, other manufacturers are available. We have no guaranteed supply or long-term contract agreements with any other of our suppliers.

MSG products are software licenses and related engineering fees to customize the product for customer networks. The software product delivery cycle is comprised of delivering a product master of the software from which customers make copies for their subscribers.

Employees

As of December 31, 2006, we had 352 full-time equivalent employees, including 155 in operations, 50 in sales and marketing, 102 in research and development, and 45 in general and administrative functions. The total full-time equivalent employee number includes 26 temporary employees and contractors for manufacturing assembly and engineering support. Headcount decreased 113 from December 31, 2005 due to reductions in Dublin, Ireland manufacturing operations and due to the reduction of temporary employees in Bloomingdale operations positions. The reduction in Bloomingdale operations employees is due to outsourcing and manufacturing efficiencies.

As part of the Dublin restructuring plan, we negotiated employee severance benefits with the labor union for the Dublin operations. Effective with a settlement in June 2006 and the completion of our restructuring plan in September 2006, none of the current Dublin employees are represented by a labor union. None of our other employees are represented by a labor union. We consider employee relations to be good.

Web Site Postings

The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, are available free of charge through our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission, at the following address: www.pctel.com. The information within, or that can be accessed through the web site is not part of this report.

Item 1A:  Risk Factors

Factors That May Affect Our Business, Financial Condition and Future Operating Results

This annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results, including those set forth below. Investors should carefully review the information contained in this Item IA.

Risks Related to Our Business

Competition within the wireless connectivity products industries is intense and is expected to increase significantly. Our failure to compete successfully could materially harm our prospects and financial results.

The wireless products connectivity markets are intensely competitive. We may not be able to compete successfully against current or potential competitors. We expect competition to increase in the future as current competitors enhance their product offerings, new suppliers enter the wireless connectivity products markets, new communication technologies are introduced and additional networks are deployed. Our client software competes with software developed internally by Network Interface Card (NIC) vendors, service providers for wireless networks, and with software developed by large systems integrators. Increased competition could materially and adversely affect our business and operating results through pricing pressures, the loss of market share and other factors.

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

Our ability to compete successfully in the wireless market is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, our revenue may decline. Wireless data solutions are relatively unproven in the marketplace and some of the wireless technologies have only been commercially introduced in the last few years. We began offering wireless products in the second quarter of fiscal year 2002. If wireless data access technology turns out to be unsuitable for widespread commercial deployment, we may not be able to generate enough sales to grow our business. We have listed below some of the factors that we believe are key to the success or failure of wireless access technology:

•	reliability and security of wireless access technology and the perception by end-users of its reliability and security,

•	capacity to handle growing demands for faster transmission of increasing amounts of data, voice and video,

•	the availability of sufficient frequencies for network service providers to deploy products at commercially reasonable rates,

•	cost-effectiveness and performance compared to wireline or other high speed access solutions, whose prices and performance continue to improve,

•	suitability for a sufficient number of geographic regions, and

•	availability of sufficient site locations for wireless access.

The factors listed above influence our customers’ purchase decisions when selecting wireless versus other high-speed data access technology. Future legislation, legal decisions and regulation relating to the wireless telecommunications industry may slow or delay the deployment of wireless networks.

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

We expect wireless data access technologies to face increasing competitive pressures from both current and future alternative technologies. In light of these factors, many service providers may be reluctant to invest heavily in wireless data access solutions, including Wi-Fi. If service providers do not continue to establish Wi-Fi “hot spots,” we may not be able to generate sales for our Wi-Fi products and our revenue may decline.

Our wireless business is dependent upon the continued growth of evolving telecommunications and internet industries.

Our future success is dependent upon the continued growth of the data communications and wireless industries, particularly with regard to Internet usage. The global data communications and Internet industries are relatively new and evolving rapidly and it is difficult to predict potential growth rates or future trends in technology development for these industries. The deregulation, privatization and economic globalization of the worldwide telecommunications market that have resulted in increased competition and escalating demand for new technologies and services may not continue in a manner favorable to us or our business strategies. In addition, the growth in demand for wireless and Internet services, and the resulting need for high speed or enhanced data communications products and wireless systems, may not continue at its current rate or at all.

Our future success depends on our ability to develop and successfully introduce new and enhanced products for the wireless market, which meet the needs of customers.

Our revenue depends on our ability to anticipate our existing and prospective customers’ needs and develop products that address those needs. Our future success will depend on our ability to introduce new products for the wireless market, anticipate improvements and enhancements in wireless technology and wireless standards, and to develop products that are competitive in the rapidly changing wireless industry. Introduction of new products and product enhancements will require coordination of our efforts with those of our customers, suppliers, and manufacturers to rapidly achieve volume production. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our operating results will be materially and adversely affected and our business and prospects will be harmed. We cannot assure you that product introductions will meet the anticipated release schedules or that our wireless products will be competitive in the market. Furthermore, given the emerging nature of the wireless market, there can be no assurance our products and technology will not be rendered obsolete by alternative or competing technologies.

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

We may in the future make acquisitions of, or large investments in, businesses that offer products, services, and technologies that we believe would complement our products or services, including wireless products and technology. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. Even if we were to announce an acquisition, we may not be able to complete it. Additionally, any future acquisition or substantial investment would present numerous risks, including:

•	difficulty in integrating the technology, operations, internal accounting controls or work force of the acquired business with our existing business,

•	disruption of our on-going business,

•	difficulty in realizing the potential financial or strategic benefits of the transaction,

•	difficulty in maintaining uniform standards, controls, procedures and policies,

•	dealing with tax, employment, logistics, and other related issues unique to international organizations and assets we acquire,

•	possible impairment of relationships with employees and customers as a result of integration of new businesses and management personnel, and

•	impairment of assets related to resulting goodwill, and reductions in our future operating results from amortization of intangible assets.

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

Sales cycles for our products with major customers are lengthy, often lasting nine months or longer. In addition, it can take an additional nine months or more before a customer commences volume production of equipment that incorporates our products. Sales cycles with our major customers are lengthy for a number of reasons, including:

•	our original equipment manufacturer customers and carriers usually complete a lengthy technical evaluation of our products, over which we have no control, before placing a purchase order,

•	the commercial introduction of our products by an original equipment manufacturer and carriers is typically limited during the initial release to evaluate product performance, and

•	the development and commercial introduction of products incorporating new technologies frequently are delayed.

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

Our revenues and operating results may fluctuate each quarter due to both domestic and international seasonal trends.

The MSG market is in the initial market stages and has yet to display discernable revenue patterns by quarter. Revenue for the BTG market follows the seasonal capital spending patterns of the wireless network operators and OEM’s. Revenue for BTG within each fiscal year is historically seasonal, with a trend of the first quarter typically being the lowest and the fourth quarter typically being the highest. These seasonality trends will cause our revenues and operating results to vary from quarter to quarter.

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

We assemble our antenna products in our facilities located in Illinois and China. We may experience delays, disruptions, capacity constraints or quality control problems at our assembly facilities, which could result in lower yields or delays of product shipments to our customers. In addition, we are having an increasing number of our antenna products manufactured in China and Russia via contract manufacturers. Any disruption of our own or contract manufacturers’ operations could cause us to delay product shipments, which would negatively impact our sales, competitive reputation and position. In addition, if we do not accurately forecast demand for our products, we will have excess or insufficient parts to build our product, either of which could seriously affect our operating results.

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

Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of December 31, 2006, we employed a total of 102 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

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

In recent years, there has been significant litigation in the United States involving intellectual property rights. We have from time to time in the past received correspondence from third parties alleging that we infringe the third party’s intellectual property rights. We expect potential claims to increase in the future, including with respect to our wireless business. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their merits or success, would likely be time-consuming and expensive to resolve and could divert management’s time and attention. This could have a material and adverse effect on our business, results of operation, financial condition and prospects. Any potential intellectual property litigation against us related to our wireless business could also force us to do one or more of the following:

•	cease selling, incorporating or using technology, products or services that incorporate the infringed intellectual property,

•	obtain from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all, or

•	redesign those products or services that incorporate the disputed intellectual property, which could result in substantial unanticipated development expenses.

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

We currently have international subsidiaries located in Japan, China, Ireland, United Kingdom, Serbia, and Israel as well as an international branch office located in Hong Kong. The complexities resulting from operating in several different tax jurisdictions increase our exposure to worldwide tax challenges.

Conducting business in international markets involves foreign exchange rate exposure that may lead to reduced profitability.

We have operations in Ireland, United Kingdom, Japan, Serbia, Israel, and China. We believe that foreign exchange exposures may lead to reduced profitability.

Risks Related to Our Industry

Our industry is characterized by rapidly changing technologies. If we are not successful in responding to rapidly changing technologies, our products may become obsolete and we may not be able to compete effectively.

The wireless data access business is characterized by rapidly changing technologies, short product life cycles and frequent new product introductions. To remain competitive, we must continue to successfully introduce new products.

Both the cellular (2.5G and 3G) and Wi-Fi (802.11, WiMAX) spaces are rapidly changing and prone to standardization. We must continue to evaluate, develop and introduce technologically advanced products that will position us for possible growth in the wireless data access market. If we are not successful in doing so, our products may became obsolete and we may not be able to compete effectively.

Changes in laws or regulations, in particular, future FCC Regulations affecting the broadband market, internet service providers, or the communications industry, could negatively affect our ability to develop new technologies or sell new products and therefore, reduce our profitability.

The jurisdiction of the Federal Communications Commission, or FCC, extends to the entire communications industry, including our customers and their products and services that incorporate our products. Future FCC regulations affecting the broadband access services industry, our customers or our products may harm our business. For example, future FCC regulatory policies that affect the availability of data and Internet services may impede our customers’ penetration into their markets or affect the prices that they are able to charge. In addition, FCC regulatory policies that affect the specifications of wireless data devices may impede certain of our customers’ ability to manufacture their products profitably, which could, in turn, reduce demand for our products. Furthermore, international regulatory bodies are beginning to adopt standards for the communications industry. Although our business has not been hurt by any regulations to date, in the future, delays caused by our compliance with regulatory requirements may result in order cancellations or postponements of product purchases by our customers, which would reduce our profitability.

Risks Related to our Common Stock

The trading price of our stock price may be volatile based on a number of factors, some of which are not in our control.

The trading price of our common stock has been highly volatile. The common stock price has fluctuated from a low of $7.44 to a high of $11.64 during 2006. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

•	announcements of technological innovations,

•	new products or services offered by us or our competitors,

•	actual or anticipated variations in quarterly operating results,

•	changes in financial estimates by securities analysts,

•	conditions or trends in our industry,

•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

•	additions or departures of key personnel,

•	mergers and acquisitions, and

•	sales of common stock by our stockholders or us.

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

Item 1B:  Unresolved Staff Comments

None

Item 2:  Properties

The following table lists our significant facilities:

	Square feet	Owned/Leased	Lease Term	Segment

Bloomingdale, Illinois	75,517	Owned	N/A	BTG
Germantown, Maryland (Observation Drive)	20,704	Leased	2012	BTG
Chicago, Illinois	14,413	Leased	2012	MSG
Dublin, Ireland	9,666	Leased	2007	BTG
Germantown, Maryland (Wisteria Drive)	9,135	Leased	2007	BTG

Our corporate headquarters are in the Chicago, Illinois facility. All properties are in good condition and are suitable for the purposes for which they are used.

In February 2006, BTG relocated its office and assembly operations related to scanners and receivers to the Germantown, Maryland Observation Drive facility and vacated its Germantown, Maryland Wisteria Drive facility. The Wisteria Drive lease term ends in July 2007. We recorded lease exit costs in 2006 for the Wisteria Drive facility.

In September 2006, we renegotiated our Dublin, Ireland facility lease. Because of the relocation of Dublin manufacturing operations, we reduced its leased space and established a new termination date of June 2007. We are currently considering leased space in a new facility for our engineering operations.

In October 2006, we amended the Chicago, Illinois lease whereby the term was extended to 2012 and the square footage was increased.

We also have leased sales offices in Japan and United Kingdom. MSG has an engineering office in Belgrade, Serbia and BTG has a leased assembly facility in Tianjin, China.

We believe we have adequate space for our current needs.

Item 3:  Legal Proceedings

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

In March 2002, plaintiff Ronald H. Fraser (“Fraser”) filed a complaint in the California Superior Court for breach of contract and declaratory relief against us and for breach of contract, conversion, negligence and declaratory relief against the company’s transfer agent, Wells Fargo Bank Minnesota, N.A. The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April 2000. At a mandatory settlement conference held in September 2004, Fraser stipulated to judgment in favor of the company. In November 2004 Fraser appealed the judgment entered against him. On February 6, 2007, the Court of Appeal for the Sixth Appellate District issued an opinion affirming the trial court’s order granting PCTEL’s motion for summary judgment. On March 2, 2007, Fraser submitted an appeal of this decision and on March 7, 2007, the Court of Appeal for the Sixth Appelate District denied his appeal.

Litigation with Agere and Lucent

In May 2003, the company filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of our patents and that Lucent has infringed three of the our patents. Agere counterclaimed asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere.

On July 26, 2006, the parties entered into a settlement agreement which was favorable to the company, and on July 31, 2006 the court dismissed with prejudice all claims and counterclaims in the action. As part of the settlement agreement, we granted Agere a perpetual license for $7.0 million.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Additional Item:  Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers as of March 1, 2007:

Name	Age	Position

Martin H. Singer	55	Chief Executive Officer, Chairman of the Board
John Schoen	51	Chief Financial Officer and Secretary
Jeffrey A. Miller	51	Vice President and General Manager, Broadband Technology Group
Biju Nair	41	Vice President and General Manager, Mobility Solutions Group
Steven L. Deppe	58	Executive Vice President, Strategy and Business Development

Dr. Singer has been our Chief Executive Officer and Chairman of the Board since October 2001. Prior to that, Dr. Singer served as our non-executive Chairman of the Board from February 2001 until October 2001, and he has been a director since August 1999. From October 2000 to May 2001, Dr. Singer was an independent consultant. From December 1997 to August 2000, Dr. Singer served as President and Chief Executive Officer of SAFCO Technologies, a wireless communications company. He left SAFCO in August 2000 after its sale to Agilent Technologies. From September 1994 to December 1997, Dr. Singer served as Vice President and General Manager of the wireless access business development division for Motorola, a communications equipment company. Prior to this period, Dr. Singer held senior management and technical positions in Motorola, Tellabs, AT&T and Bell Labs. Dr. Singer holds a Bachelor of Arts degree in psychology from the University of Michigan, and a Master of Arts degree and a Ph.D. in experimental psychology from Vanderbilt University. Dr. Singer currently serves as the Chairman of the Midwest council of the AeA (American Electronics Association). He is also on the advisory board for the Master of Management & Manufacturing program at Northwestern University (Kellogg) and serves on the standing advisory group for the Public Company Accounting Oversight Board, the organization established to manage the implementation of the Sarbanes-Oxley Act of 2002. Dr. Singer has 7 patents in telecommunications.

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

Mr. Jeffrey A. Miller has been the Vice President and General Manager of Broadband Technology Group since October 2006. Prior to that, Mr. Miller was Vice President of Global Sales since July 2004 before taking on his Broadband Technology Group role. Mr. Miller was Vice President of Business Development and Licensing from January 2003 before taking on his Global Sales role. Prior to that position, in September 2002 Mr. Miller was appointed Vice President of Product Management & New Technology. From November 2001 when he joined PCTEL, until September of 2002, Mr. Miller was Vice President of Engineering. Prior to joining PCTEL, Mr. Miller was Functional Manager of Wireless Optimization Products, Wireless Network Test Division of Agilent Technologies Inc. from July 2000 to November 2001. From January 1998 to July 2000, Mr. Miller served as Vice President of Engineering of SAFCO Technologies, Inc. and led its Test and Measurement Group before its acquisition by Agilent Technologies Inc. From September 1992 to January 1998, Mr. Miller was a Principal Consultant with Malcolm, Miller & Associates providing consulting services to wireless network operators and infrastructure suppliers. From 1978 through September of 1992, Mr. Miller held various technical and management positions at Motorola, Inc.’s Cellular Infrastructure Group. Mr. Miller received a Bachelor of Science in Computer Science from University of Illinois.

Mr. Biju Nair has been the Vice President and General Manager of the Mobility Solutions Group since May 2003. Prior to that position, in September 2002 Mr. Nair was appointed the Vice President of Product Development. From January 2002, when he joined PCTEL, until September 2002, Mr. Nair served as the Director & General Manager, Wireless Products. Prior to joining PCTEL, Mr. Nair served, from July 2000 to January 2002, as the

Global Manager of Wireless Planning, Design and Management solutions at Agilent Technologies. Prior to its acquisition by Agilent Technologies, Mr. Nair served from April 1994 to July 2000 as Vice President and General Manager of Global Software Products at SAFCO Technologies in Chicago. In that capacity, he designed OPAS, the industry’s leading wireless post processing software and led the launch of its VoicePrint test and measurement product. Mr. Nair holds B.S and M.S degrees in Electronics and Computer Engineering and an advanced degree in Computer Science from Illinois Institute of Technology in Chicago. Mr. Nair is the author of numerous publications for the wireless industry and has presented technical papers at major wireless seminars and panels.

Mr. Steven L. Deppe has been Executive Vice President, Business Development since October 2006. Prior to that position, Mr. Deppe was Vice President and General Manager of the Antenna Products Group. Mr. Deppe held that position since joining PCTEL in January 2004. Prior to joining PCTEL, Mr. Deppe was President and CEO of MAXRAD, Inc. since 1996.

PART II

Item 5:  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been traded on the NASDAQ Global Market under the symbol PCTI since our initial public offering on October 19, 1999. The following table shows the high and low sale prices of our common stock as reported by the NASDAQ Global Market for the periods indicated.

	High	Low

Fiscal 2006:
Fourth Quarter	$11.49	$8.61
Third Quarter	$11.25	$8.26
Second Quarter	$11.64	$8.50
First Quarter	$9.76	$7.44
Fiscal 2005:
Fourth Quarter	$10.16	$8.60
Third Quarter	$9.46	$7.77
Second Quarter	$8.17	$6.70
First Quarter	$8.33	$6.97

The closing sale price of our common stock as reported on the NASDAQ Global Market on March 1, 2007 was $10.55 per share. As of that date there were 43 holders of record of the common stock.

Five-Year Cumulative Total Return Comparison

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, this company performance graph shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference in any such filings.

The graph below compares the annual percentage change in the cumulative return to our stockholders with the cumulative return of the Nasdaq Composite Index and the S&P information Technology Index for the period beginning December 31, 2001 and ending December 31, 2006. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Dividends

We have never declared or paid cash dividends on the capital stock. We currently intend to retain all of the earnings, if any, for use in the business and does not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Our shareholders have previously approved all stock option under our common stock reserved for issuance. The following table provided summary information as of December 31, 2006 for all stock option plans.

	Number of Shares of		Number of Shares of
	Common Stock to	Weighted	Common Stock
	be Issued upon	Average	Remaining Available
	Exercise of	Exercise Price	for Future Issuance
	Outstanding	of Outstanding	under our Stock
	Options	Options	Option Plans

Approved by Shareholders	3,965,627	$9.63	8,089,441
Not Approved by Shareholders	—	—	—

	3,965,627	$9.63	8,089,441

Issuer Purchases of Equity Securities

The following table provides the activity of our repurchase program during the three months ended December 31, 2006:

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price Paid	as Part of Publicly	Yet Be Purchased
	of Shares	Per Share	Announced Program	Under the Program

October 1, 2006 - October 31, 2006	—	—	2,086,900	413,100
November 1, 2006 - November 30, 2006	227,100	9.40	2,314,000	186,000
December 1, 2006 - December 31, 2006	—	—	2,314,000	186,000

In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the common stock, which was completed in February 2003. In February and November 2003, we extended the stock repurchase program to repurchase up to 1,000,000 and 500,000 additional shares, respectively, on the open market from time to time. The extensions of the stock repurchase program were announced in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and in the Annual Report on Form 10-K for the period ended December 31, 2003, respectively. As of December 31, 2006, we had repurchased 2,314,000 shares from the total 2,500,000 shares authorized to be repurchased.

Item 6:  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2006, 2005, and 2004 and the balance sheet data as of December 31, 2006 and 2005 are derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003, and 2002 are derived from audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues	$86,562	$77,746	$48,221	$45,600	$48,779
Cost of revenues	$39,990	40,878	19,786	13,464	27,841
Modem inventory recovery	—	—	(3,208)	(1,800)	(7,221)

Gross profit	46,572	36,868	31,643	33,936	28,159
Operating expenses:
Research and development	13,762	10,015	8,614	7,895	10,129
Sales and marketing	13,287	13,074	11,247	7,725	7,821
General and administrative	14,127	16,836	15,416	11,036	5,835
Impairment of goodwill and intangible assets	20,349	—	—	—	—
Acquired in-process research and development	—	—	—	1,100	102
Amortization of other intangible assets	3,593	4,137	2,972	1,124	88
Restructuring charges, net	389	(70)	(66)	3,462	850
Gain on sale of assets and related royalties	(1,000)	(2,100)	(2,000)	(5,476)	—

Total operating expenses	64,507	41,892	36,183	26,866	24,825
Income (loss) from operations	(17,935)	(5,024)	(4,540)	7,070	3,334
Other income, net	3,303	1,546	1,261	1,383	3,254

Income (loss) before provision (benefit) for income taxes	(14,632)	(3,478)	(3,279)	8,453	6,588
Provision (benefit) for income taxes	(4,613)	235	(541)	2,575	435

Net income (loss)	(10,019)	$(3,713)	$(2,738)	$5,878	$6,153

Basic earnings (loss) per share	$(0.48)	$(0.18)	$(0.14)	$0.29	$0.31
Shares used in computing basic earnings (loss) per share	20,810	20,146	20,074	20,145	19,806
Diluted earnings (loss) per share	$(0.48)	$(0.18)	$(0.14)	$0.28	$0.31
Shares used in computing diluted earnings (loss) per share	20,810	20,146	20,074	20,975	20,004
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$59,148	$58,966	$83,887	$125,184	$111,391
Working capital	84,379	69,695	88,621	112,689	106,618
Total assets	132,720	144,505	142,105	143,241	129,426
Total stockholders’ equity	120,693	124,027	122,923	122,906	112,553

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning the future operations, financial condition and prospects, and business strategies. The words “believe,” “expect,” “anticipate” and other similar expressions generally identify forward-looking statements. Investors in the common stock are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the future business, financial condition, or results of operations to differ materially from the historical results or currently anticipated results. Investors should carefully review the information contained in “Item 1A: Risk Factors” and elsewhere in, or incorporated by reference into, this report.

Introduction

PCTEL focuses on wireless broadband mobility. We design and develop innovative antennas that extend the reach of broadband and other wireless networks and that simplify the implementation of those networks. We provide highly specialized software-defined radios that facilitate the design and optimization of broadband wireless networks and we develop software that simplifies and secures wireless access to the network. We provide our products, both software and RF products, to wireless and private carriers, wireless infrastructure and handset providers, wireless equipment distributors, VARs and other OEMs. Additionally, the company licenses its intellectual property, principally related to a discontinued modem business, to semiconductor, PC manufacturers, modem suppliers, and others.

The company operates in three separate product segments: a Broadband Technology Group, the Mobility Solutions Group, and Licensing. PCTEL maintains expertise in several technology areas. These include DSP chipset programming, Radio Frequency, software engineering, mobile device operating systems, antenna design and manufacture, mechanical engineering, wireless connectivity, authentication, security, specialized communication devices, advanced algorithm development, and cellular engineering. In 2006, we reorganized from four segments to three segments. The revenues and gross profits by segment have been restated to reflect our current segment reporting structure.

Growth in product revenue is dependent both on gaining further revenue traction in the existing product profile as well as further acquisitions to support the wireless initiatives. Revenue growth for antenna products is correlated to emerging wireless applications in broadband wireless, in-building wireless, wireless Internet service providers, GPS and Mobile SATCOM. The LMR, PMR, DPMR and on-glass mobile antenna applications represent mature markets. Revenue for scanners and receivers is tied to the deployment of new wireless technology, such as 2.5G and 3G, and the need for existing wireless networks to be tuned and reconfigured on a regular basis. Revenue growth in the MSG segment is correlated to the success of data services offered by the customer base. The roll out of such data services is in the early stage of market development.

Licensing revenue is dependent on the signing of new license agreements and the success of the licensees in the marketplace. New licenses often contain up front payments pertaining to past royalty liability, or one time payments if the license is perpetual. This can make licensing revenue uneven. During 2006, we were successful in licensing our modem technology to what we believe is the last of the significant users of our modem technology that are not already under license. Management anticipates that licensing revenue will decline in 2007 to approximately $1.0 million or less and shrink significantly from there in 2008 and beyond.

Results of Operations

Years ended December 31, 2006, 2005 and 2004
(All amounts in tables, other than percentages, are in thousands)

Revenues

	BTG	MSG	Licensing	Modems	Total

Revenue 2006	$68,088	$9,793	$8,681	—	$86,562
% change from year ago period	(1)%	41%	279%	n/a	11%
Revenue 2005	$68,535	$6,922	$2,289	—	$77,746
% change from year ago period	84%	35%	(61)%	n/a	61%
Revenue 2004	$37,156	$5,129	$5,936	—	$48,221
% change from year ago period	361%	228%	(68)%	n/a	6%

BTG revenues were $68.1 million in 2006, down 1% compared to 2005. Within BTG in 2006, revenues declined for antenna products, but increased for OEM receivers. Antenna revenues declined in 2006 from a combination of exiting certain product lines as well as 2005 containing revenue related to non-repeatable events, such as public safety spending and satellite radio demonstration systems. The 2006 revenue growth for receivers is due to the roll out of UMTS networks and the related need for 3G scanners. We also grew revenues from carriers in need of greater capacity from their existing infrastructure. Our receiver products enable cellular network engineers to optimize the performance of the current networks.

BTG revenues were $68.5 million in 2005, an increase of 84% compared with 2004. The increase in 2005 is attributable to organic growth in both antennas and receivers, having the antenna product lines from Andrew Corporation for a full fiscal year, and the addition of the iVET antenna products ($4.0 million) since July 2005. Organic antenna products benefited from revenue growth related to what turned out to be non-repeatable events, such as public safety spending from Hurricane Katrina. The 2005 organic receiver growth is due to the roll out of UMTS networks and the related need for 3G scanners. We also grew revenues from carriers in need of greater capacity from their existing infrastructure.

MSG revenues were $9.8 million in 2006, 41% higher than 2005. In 2006, we secured additional business with Vodafone, landed a major enterprise customer, fielded our Roaming Client software at eight carriers, and participated in 23 IMS software trials. MSG revenue in 2005 was 35% higher than 2004 due to an increase in the number of subscribers with the carrier customer base. The MSG market is in the initial market stages in terms of the number of subscribers with the carrier customer base.

Licensing revenues were $8.7 million in 2006, $6.4 million higher than 2005. Licensing revenues in 2006 include a perpetual license of $7.0 million for Agere. In June 2006, we granted a perpetual license to Agere for $7.0 million in conjunction with the settlement of the patent infringement litigation between the parties. See “Item 3: Legal Proceedings” for a discussion of the Agere settlement. Excluding the Agere license, licensing revenue declined 27% in 2006 and also declined in each of the prior two years due to the completion of older licensing agreements related to the modem technology. In 2005, we recorded license revenue from U.S. Robotics of $0.5 million as part of a patent infringement settlement, but revenue declined 61% due to decline in modem licensing revenues. Licensing revenue is expected to continue to shrink in 2007. During 2006, thew we were successful in licensing our modem technology to what we believe is the last of the significant users of its modem technology that are not already under license.

Gross Profit

	BTG	MSG	Licensing	Modems	Total

Gross Profit 2006	$28,175	$9,739	$8,658	—	$46,572
Percentage of revenue	41%	99%	100%	n/a	54%
% of revenue change from year ago period	1%	2%	3%	n/a	6%
Gross Profit 2005	$27,899	$6,762	$2,207	—	$36,868
Percentage of revenue	41%	98%	96%	n/a	47%
% of revenue change from year ago period	(7)%	1%	1%	n/a	(18)%
Gross Profit 2004	$17,805	$4,937	$5,693	$3,208	$31,643
Percentage of revenue	48%	96%	96%	n/a	66%
% of revenue change from year ago period	(27)%	2%	(4)%	n/a	(9)%

Our product segments vary from each other in gross profit percent. Gross profit as a percentage of total revenue was 54% in 2006, 47% in 2005, and 66% in 2004. The increase in margin in 2006 was due to favorable changes in the product mix. The mix in 2006 reflects an increase in licensing and MSG revenue, as well as an increase in revenues from the scanner product line within the BTG segment. The decline in gross profit from 2004 to 2005 was due to the higher mix of BTG revenues and decline in licensing revenues in 2005. Our 2004 results include no revenues for modems, but gross profit of $3.2 million related to favorable cost recoveries.

BTG margin was virtually unchanged in 2006 compared to 2005. Favorable product mix offset inventory provisions and manufacturing variances incurred in the Dublin antenna factory. The inventory provisions related to pruning the product portfolio of some slower moving antennas within the On-Glass and GPS product lines. The decline in margin in 2005 from 2004 was due to the impacts of the antenna product lines acquired from Sigma and from Andrew Corporation compared to legacy MAXRAD products and receiver products. Sigma antenna product margins negatively impacted the segment because of underutilized capacity. We expect long-term margins in this segment to be in the 43% to 45% range.

MSG margin was 99% in 2006, 98% in 2005 and 96% in 2004. The cost of goods sold in the segment relates primarily to third party licenses included in the Roaming Client product. Increases in gross margins in 2006 and 2005 correspond to increases in revenue during each of those years. We expect long-term gross profit in this segment to be between 96% and 99%.

Licensing margin was 100% in 2006, 96% in 2005, and 96% in 2004. The increase in gross margin in 2006 is due to the increases to revenues in 2006, while the decline in gross margin in 2005 is due to the decrease in revenues in 2005. We expect long-term gross profit in this segment to be between 97% and 99%.

Research and Development

	2006	2005	2004

Research and development	$13,762	$10,015	$8,614
Percentage of revenues	15.9%	12.9%	17.9%
% of revenue change from prior period	3.0%	(5.0)%	0.6%

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

Research and development expenses increased $3.7 million from 2005 to 2006. Approximately $0.9 million of the increase in 2006 expenses is due to the full year impact from the acquisition of the product lines acquired from Sigma. In addition, we invested $2.8 million in headcount and expenses for all product lines.

The increase from 2004 to 2005 is related to the acquisition of the product lines from Andrew Corporation in October 2004 and the product lines acquired from Sigma in July 2005.

Full-time equivalent employees in research and development at December 31, 2004, 2005 and 2006 were 66, 69 and 102, respectively.

Sales and Marketing

	2006	2005	2004

Sales and marketing	$13,287	$13,074	$11,247
Percentage of revenues	15.3%	16.8%	23.3%
% change from prior period	(1.5)%	(6.5)%	6.4%

Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

Sales and marketing expenses increased $0.2 million from 2005 compared to 2006. There were no significant changes between 2006 and 2005. Sales and marketing expenses increased in 2005 due to the impact of the antenna product acquisitions and restricted stock amortization, offsetting decreases from the closure of the Milpitas, California office and reduction of other corporate expenses.

Employees in sales and marketing at December 31, 2004, 2005, and 2006 were 40, 49 and 50, respectively.

General and Administrative

	2006	2005	2004

General and administrative	$14,127	$16,836	$15,416
Percentage of revenues	16.3%	21.7%	32.0%
% change from prior period	(5.4)%	(10.3)%	7.8%

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses decreased $2.7 million in 2006 due primarily to lower litigation expenses and lower expenses for professional services. In addition, 2005 included approximately $0.8 million related to transition services for the acquisition of the product lines from Andrew Corporation and the move and disposition from the Hanover Park, Illinois facility. The increase in expenses from 2004 to 2005 is due to the impact of the Sigma and Andrew acquisitions and from increases in restricted stock amortization.

Employees in general and administrative functions at December 31, 2004, 2005 and 2006 were 53, 45, and 45, respectively.

Impairment of Goodwill and Other Intangible Assets

	2006	2005	2004

Impairment of Goodwill and Other Intangible Assets	$20,349	—	—
Percentage of revenues	23.5%	—	—

In conjunction with the completion of the restructuring of Dublin operations, we reevaluated the carrying value of the goodwill and intangible assets for technology and customer relationships, as required by Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” and Statement of Accounting Standards No. 142 “Goodwill and Intangible Assets”. Based on revised projections for future revenues, profits, and cash flows, we concluded that the carrying value of intangible assets was impaired by $6.0 million and the carrying value of the goodwill was impaired by $14.3 million. The total impairment cost was recorded in the third quarter of 2006. The method of determining the impairment was the same methodology used for our annual impairment test.

Amortization of other Intangible Assets

	2006	2005	2004

Amortization of other intangible assets	$3,593	$4,137	$2,972
Percentage of revenues	4.2%	5.3%	6.2%

The amortization of intangible assets relate to the acquisitions of DTI in 2003, MAXRAD in 2004, antenna product lines of Andrew Corporation in 2004, and the acquisition of Sigma in 2005. The decrease in amortization in 2006 is due to the impairment charge in 2006 for the intangible assets related to the product lines acquired from Sigma. The increase in amortization from 2004 to 2005 relates to the full year impact of the amortization related to the antenna product lines from Andrew Corporation, and amortization related to the product lines acquired from Sigma in July 2005.

Restructuring Charges, net

	2006	2005	2004

Restructuring charges	$389	$(70)	$(66)
Percentage of revenues	0.4%	−0.1%	−0.1%

Dublin Restructuring

The 2006 restructuring expense relates to our Dublin, Ireland restructuring activity. On April 7, 2006, we reached an agreement in principle with the labor union responsible for our manufacturing and certain other personnel in its Dublin, Ireland factory to discontinue the manufacture of the iVET, PMR and DPMR lines of our antenna products at that location. The agreement was formally signed on April 20, 2006. This agreement enabled us to wind down our manufacturing operations at the Dublin facility, terminate 65 redundant employee positions, downsize its space under the current lease at this location, and reduce its pension obligations to terminated and remaining employees. Manufacturing of the lines of antenna products was relocated either to a contract manufacturer in St. Petersburg, Russia, or to the company’s BTG facility in Bloomingdale, Illinois. The process of winding down manufacturing operations in Dublin and relocating the products to their new manufacturing locations was completed in September 2006. The general and administrative support functions were eliminated in December 2006.

We continue to maintain antenna research and development, as well as sales and marketing activities in a smaller space within the existing facility in Dublin. We believe that our restructuring activities will enable us to improve the gross profit margins of the antenna product lines that were included with our acquisition of Sigma Wireless Technologies in July 2005.

We incurred restructuring costs related to the discontinuation of our Dublin manufacturing operations. The categories of costs are: severance pay for employees whose jobs were made redundant, future minimum lease payments through June 2007 on the existing Dublin facility which will be vacated, and, termination of the employee pension defined benefit plan. The severance, future lease payments, and a portion of the termination of the employee pension defined benefit plan result in cash expenditures. We also incurred restructuring costs related to the impairment of fixed assets and inventory.

For the year ended December 31, 2006, we recorded restructuring expense of $0.4 million, which included the net benefit related to the termination of the pension plan of $2.6 million, offsetting employee severance of $1.5 million, inventory write-offs of $0.8 million, fixed asset write-offs of $0.6 million, and facility lease costs of $0.1 million.

We negotiated the terms of the pension termination with the Sigma labor union in June 2006. Under the terms of the settlement, we funded the cash shortfall in our PCTEL Europe Pension Plan as calculated by a third party actuary less any severance amounts given to employees that exceeded 3 weeks severance for every year of service. The funding shortfall was based on pension requirements in accordance with Irish regulations. We funded pension obligations of $0.6 million and recorded a net gain of $2.6 million on the termination.

Total net severance costs of approximately $1.5 million are comprised of a gross cost of $2.4 million less a government rebate of $0.9 million.

The write-offs for inventory related to disposals of inventory that was not compatible with the new manufacturing model. The fixed asset write-offs related to assets identified that are no longer required at the Dublin facility. We downsized the facility at the end of the third quarter of 2006. The restructuring expense for lease termination costs relates to the future lease payments for the facility space no longer required.

Modem restructuring

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

Gain on sale of assets and related royalties

	2006	2005	2004

Gain on sale of assets and related royalties	$1,000	$2,100	$2,000
Percentage of revenues	1.2%	2.7%	4.1%

We received $1.0 million of royalty payments from Conexant during 2006 and received $2.0 million of royalty payments from Conexant during each of 2005 and 2004. In 2005, we also recorded $0.1 million related to the sale of intellectual property.

In May 2003, we completed the sale of certain of our assets to Conexant Systems, Inc., (“Conexant”). In exchange for the assets acquired from us, Conexant delivered approximately $10.75 million in cash to us, which represents $8.25 million plus the book value of the acquired inventory and fixed assets being transferred to Conexant. Conexant assumed certain liabilities. The total proceeds of $10.75 million netted a gain on sale of assets of $4.5 million.

Concurrently with the completion of the asset transaction with Conexant, PCTEL and Conexant also completed an Intellectual Property Assignment Agreement (“IPA”) and Cross-License Agreement. We provided Conexant with a non-exclusive, worldwide license to certain of our soft modem patents. In consideration for the rights obtained by Conexant from us under this agreement, and taking into account the value of patent rights obtained by us from Conexant under this agreement, during the period beginning on July 1, 2003 and ending on June 30, 2007, Conexant agreed to pay to us, on a quarterly basis, royalties in the amount of ten percent (10%) of the revenue received during the royalty period, up to a maximum amount of $0.5 million per quarter with respect to each calendar quarter during the royalty period, contingent upon sales by Conexant during the period. Future payments by Conexant to us in connection with the IPA will be recorded as part of the gain on sale of assets and related royalties in the statement of operations. We amended the cross license agreement with Conexant in August 2005. The period for which the royalties are payable was extended to end on June 30, 2009. The quarterly royalty maximum was amended to be $250,000 per quarter for the period January 1, 2006 through December 31, 2007 and $200,000 per quarter for the period January 1, 2008 through June 30, 2009.

Other Income, Net

	2006	2005	2004

Other income, net	$3,303	$1,547	$1,261
Percentage of revenues	3.8%	2.0%	2.6%

Other income, net, consists primarily of interest income. Interest income increased in 2006 primarily due to higher short-term interest rates. Our increase in cash equivalents and short-term investments net of short-term bank debt, of $11.6 million during 2006 also favorably impacted interest income. In addition, other income in 2005 included $0.5 million of foreign exchange losses related to the Sigma acquisition. Despite lower average cash equivalents in 2005 and the foreign exchange loss, other income, net, increased in 2005 compared to 2004 due to higher short-term interest rates. We used $25.5 million for the Sigma acquisition in 2005.

Provision (Benefit) for Income Taxes

	2006	2005	2004

Provision (benefit) for income taxes	$(4,613)	$235	$(541)
Effective tax rate	31.5%	−6.8%	−16.5%

Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. We have gross deferred tax assets of $19.0 million and a valuation allowance of $18.9 million against the deferred tax assets as a result of uncertainties regarding realizability. The valuation allowance increased $4.9 million in 2006. The increase in the valuation allowance is primarily due to increase in the deferred asset for intangible asset amortization. On a periodic basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

The effective tax rate differed from the statutory federal rate of 35% during 2006 principally due to the reversal of the tax accrual of $5.2 million and due to the increase in the valuation allowance for deferred tax assets. On a regular basis, we assess the need for tax contingency reserves based on the analysis of asserted and non-asserted claims. Management’s assessment in 2006 resulted in a release of a tax contingency reserve of $5.2 million related to the modem business. In addition, different rates for foreign income and losses and permanent items impacted the effective tax rate.

The effective tax rate differed from the statutory federal rate of 35% during 2005 principally due to an increase in the valuation allowance for deferred tax assets, different rates for foreign income and losses, and revisions made by management to other deferred tax assets. During the fourth quarter 2005, we changed our estimate regarding the character in taxation of certain leasing income received in 2004. As a result, we reversed the tax expense we booked in 2004 to reflect the change in estimate regarding our filing position. The increase in the deferred tax valuation allowance primarily consisted of an increase in the deferred tax asset related to net operating losses. The effective tax rate was below the statutory federal rate of 35% during 2004 principally due to permanent differences including adjustments to the deferred tax valuation allowance.

Liquidity and Capital Resources

	2006	2005	2004

Net loss	$(10,019)	$(3,713)	$(2,738)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	21,347	8,013	4,132
Changes in operating assets and liabilities	1,091	(5,284)	(8,818)

Net cash provided by (used in) operating activities	12,419	(983)	(7,424)
Net cash used in investing activities	(13,878)	(25,171)	(15,538)
Net cash provided by financing activities	2,436	682	824
Cash, cash equivalents and short-term investments at end of year	$59,148	$58,307	$83,887
Short-term investments at end of year	$11,623	—	—
Short-term borrowings	$869	—	—
Working capital at the end of year	$84,379	$69,809	$87,771

Our cash and short-term investments, net of short-term borrowings were approximately $69.9 million at December 31, 2006 and we had working capital of $84.4 million. The increase of $11.6 million of cash and short-term investments net of borrowings is due to higher cash from operations and less cash used for investing activities. We made no acquisitions in 2006, after spending $25.2 million for Sigma in 2005 and $18.2 million for MAXRAD in 2004.

We believe that the existing sources of liquidity, consisting of cash, short-term investments and cash from operations, will be sufficient to meet the working capital needs for the foreseeable future. We continue to evaluate opportunities for development of new products and potential acquisitions of technologies or businesses that could complement the business. We may use available cash or other sources of funding for such purposes.

We generated $12.4 million of net cash from operating activities in 2006. Increased sales and favorable product mix contributed to the higher cash flows from operating results compared to both 2005 and 2004. Changes in operating assets and liabilities provided $1.1 million in cash flows in 2006 as increases in accrued liabilities and reductions in inventories offset payments for accounts payable and changes in deferred revenue. In 2005, we used $3.8 million related to a reduction in accrued liabilities, primarily for the payment of transition services-related costs with Andrew Corporation ($2.6 million), $0.7 million for retention bonuses and $0.6 million for the earnout for the DTI acquisition. We also used $1.1 million in cash from growth in accounts receivable which was driven by the increase in sales in the fourth quarter 2005 compared to the fourth quarter 2004. Inventories declined $1.5 million due to the transition of the Andrew product lines into the antenna operations, and also due to inventory reductions with scanners. The cash used from operating activities declined by $6.4 million in 2005 compared to 2004 which included uses of cash of $4.6 million for receivables, $3.2 million for royalties, and $1.7 million for income taxes in 2004.

In 2006, we consumed $13.9 million of cash for investing activities. We used $4.0 million for capital expenditures and $11.6 million for short-term investments. In addition, we received $1.0 million related to the sale of assets and related royalties related to Conexant in 2006. In 2005, we spent $25.2 million for the Sigma acquisition. We also used $4.3 million for capital expenditures and received $2.2 million in proceeds on sale of fixed assets and $2.1 million related to the sale of assets and related royalties related to Conexant. In 2004, we used $18.2 million for the acquisitions of MAXRAD, $10.9 million for the acquisition of the Andrew product lines and $1.5 million for an earn-out payment made in connection with the DTI acquisition of 2003. Additionally, we used $6.1 million for capital expenditures, $4.9 million of which was the purchase of the larger building for the Antenna Products Group.

Cash flow from financing activities was $2.4 million in 2006, $0.7 million in 2005, and $0.8 million in 2004. 2006 financing cash flows included $3.4 million from the issuance of common stock related to stock option exercises and shares purchased through the Employee Stock Purchase Plan (ESPP). This increase in cash was offset by the $2.1 million used to repurchase of our stock pursuant to our share buyback program. In 2006, we also borrowed $0.8 million for working capital needs in Ireland and China. In 2005, financing cash flows included $1.7 million of proceeds from issuance of common stock related to stock option exercises and shares purchased through the ESPP offset by $0.8 million used to repurchase our common stock pursuant to our share buyback program. In 2004, we received $5.1 million in proceeds from issuance of common stock related to stock options and shares purchased through the ESPP, offset by $4.3 million used for the repurchase of our common stock.

Contractual Obligations and Commercial Commitments

The following summarizes the contractual lease obligations for office and product assembly facilities, motor vehicles, and equipment and the effect such obligations are expected to have on the liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Operating leases(a)	$5,132	$985	$2,495	$1,610	$42
Purchase obligations(b)	5,447	5,447	—	—	—

Total	$10,579	$6,432	$2,495	$1,610	$42

(a)	See Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for a further discussion of leases.

(b)	Purchase obligations of $5.4 million represent purchase orders or contracts for the purchase of inventory, as well as for other goods and services, in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition

We sell antenna products and software defined radio products, and licenses the modem technology through the licensing program. We record the sale of these products, including related maintenance, and the licensing of the intellectual property as revenue.

In accordance with SAB No. 104, we recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectibility is reasonably assured. We recognize revenue for sales of the antenna products and software defined radio products, when title transfers, which is predominantly upon shipment from the factory. We sell these products into both commercial and secure application government markets. Revenue is recognized for antenna products sold to major distributors upon shipment from the factory. We allow our major antenna product distributors to return product under specified terms and conditions. We accrue for product returns in accordance with FAS 48, “Revenue Recognition When Right of Return Exists”.

We recognize revenue from the Wi-Fi and cellular mobility software, including related maintenance rights, under “SOP 97-2 Software Revenue Recognition,” as amended by SOP-98 “Modification of SOP-72, Software Revenue Recognition with Respect to Certain Transactions.” If the software license is perpetual and vendor specific objective evidence can be established for the software license and any related maintenance rights, the software license revenue is recognized upon delivery of the software and the maintenance is recorded pro-rata over the life of the maintenance rights. If part of the licensing agreement requires engineering services to customize software for the customer needs, the revenue for these services is recognized upon completion of engineering customization. If vendor specific objective evidence cannot be established, and the only undelivered item is maintenance, the software license revenue, the revenue associated with engineering services, if applicable, and the related maintenance rights are combined and recognized pro-rata over the expected term of the maintenance rights. If vendor specific evidence cannot be established on any of the non-maintenance elements, the revenue is recorded pro-rata over the life of the contractual obligation.

We record intellectual property licensing revenue when it has a licensing agreement, the amount of related royalties is known for the accounting period reported, and collectibility is reasonably assured. Knowledge of the royalty amount specific to an accounting period is either in the form of a royalty report specific to a quarter, a contractual fixed payment in the license agreement specific to a quarter, or the pro-rata amortization of a fixed payment related to multiple quarters over those quarters using the operating lease method. If a license agreement provides for a fixed payment related to periods prior to the license effective date (the past) and volume-based royalties going forward, the fixed payment is recognized at the license effective date and the volume based royalties are recognized as royalty reports are received. If the license provides for a fixed payment for the past and for a finite future period, to be followed by volume based royalties thereafter, the fixed payment is recorded under the operating lease method and recognized pro-rata from the effective date through the end of the period covered by the fixed payment. If a one-time license payment is made for a perpetual license, with no future obligations, revenue is recognized under the capitalized lease method upon the effective date.

There is one exception to the recognition of intellectual property licensing as revenue. We signed a licensing agreement with Conexant Systems, Inc. (“Conexant”) simultaneously with the sale of its HSP modem product line to Conexant in 2003. Because the HSP modem product line also requires a license to our patent portfolio, the gain on sale of the product line and the licensing stream are not separable for accounting purposes. Ongoing royalties from Conexant are presented in the income statement as Gain on Sale of Assets and Related Royalties.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on our assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. Although management believes the current allowance is sufficient to cover existing exposures, there can be no assurance against the deterioration of a major customer’s creditworthiness, or against defaults that are higher than what has been experienced historically.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of December 31, 2006 and 2005 were composed of raw materials, subassemblies, work-in-process, and finished goods. We regularly monitor inventory quantities on hand. Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage. Obsolete reserves are based on our identification of inventory where carrying value is above net realizable value. These reserves are based on our estimates and judgments regarding the utilization of the inventory. Due to competitive pressures and technological innovation, we may have excess inventory in the future. Write-downs of inventories would have a negative impact on gross profit.

Warranty Costs

We offer repair and replacement warranties of primarily two years for antenna products and one year for scanners and receivers. The company’s warranty reserve is based on historical sales and costs of repair and replacement trends. If we were to experience an increase in warranty claims compared with our historical experience, gross profit would be adversely affected.

Stock-based compensation

In the first fiscal quarter of 2006, we adopted SFAS No. 123(R), “Share Based Payments,” which revises SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) requires the company to record compensation expense for share-based payments, including employee stock options, at fair value. Prior to fiscal 2006, we had accounted for our stock based compensation awards pursuant to Accounting Principles Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations, which allowed use of the intrinsic value method. Under the intrinsic value method, compensation expense for stock option based employee compensation was not recognized in the income statement as all stock options granted by us that had an exercise price equal to the market value of the underlying common stock on the option grant date. Prior to fiscal 2006, we used the actual forfeiture method allowed under SFAS No. 123, which assumed that all options vest and pro forma expense was adjusted when options were forfeited. In 2006, we incorporated a forfeiture rate based on historical data in the expense calculation.

We elected to use the modified prospective transition method to adopt SFAS No. 123®. Under this transition method, compensation expense includes expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and the expense for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As required under the modified prospective transition method we have not restated prior period results. As part of the adoption of SFAS No. 123(R), we used the alternative transition method in SFAS 123® to establish the beginning balance of the additional paid in capital (APIC) pool related to employee compensation. We determined that it is in a net shortfall position and thus, started at $0 for the APIC pool at January 1, 2006.

Goodwill and Intangible Assets

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill of each operating segment for impairment on an annual basis. Goodwill is assigned to each business segment. During this review, the significant assumptions used in determining the original cost of long-lived assets are reevaluated. We determine whether there has been a permanent impairment of the value of goodwill by comparing future estimated undiscounted cash flows by reporting unit to the segment’s carrying value.

In conjunction with the completion of the restructuring of Dublin operations, we reevaluated the carrying value of the goodwill and intangible assets for technology and customer relationships, as required by Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of” and Statement of Accounting Standards No. 142 “Goodwill and Intangible Assets”. We concluded that the carrying value of intangible assets was impaired by $6.0 million and the carrying value of the goodwill was impaired by $14.3 million. The total impairment cost was recorded in the third quarter of 2006.

We conducted the annual impairment test of goodwill as of October 31, 2006. The estimate of future cash flows for this test was based on historical sales trends, financial projections, market analysis, capital expenditure needs, working capital needs, analyst reports, and other data pertinent to the valuation as provided by us and obtained from public, financial, and industry sources. Our assumptions required significant judgment and actual cash flows may differ from those forecasted. For discounting the future cash flows, a third-party valuation firm provided the weighted average cost of capital (WACC). The third party valuation firm also reviewed the financial models. This impairment review performed indicated no impairment of goodwill other than the impairment related to Sigma. If actual results are different from the our forecasts, future tests may indicate an impairment of goodwill or other intangible assets, which could result in non-cash charges, adversely affecting the our results of operations.

Income Taxes

We provide for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against tax assets which are not likely to be realized. On a regular basis, management assesses the needs for tax contingency reserves based on the analysis of asserted and non-asserted claims. Changes in expectations could result in changes to the valuation allowances.

We have international subsidiaries located in Japan, China, Ireland, United Kingdom, Serbia, and Israel as well as an international branch office located in Hong Kong. The complexities brought on by operating in several different tax jurisdictions inevitably lead to an increased exposure to worldwide taxes. Should review of the tax filings result in unfavorable adjustments to our tax returns, the operating results, cash flows, and financial position could be materially and adversely affected. We believe there will not be any significant adjustments related to foreign taxes.

As part of the process of preparing the consolidated financial statements, we are required to estimate the income taxes, which involves estimating the actual current tax together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that the deferred tax assets will be recovered from future taxable income. We maintain a valuation allowance against the deferred tax assets. In the event it was determined that we could realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Defined Benefit Plans

Effective June 2006, we no longer have any defined benefit plans. See Note 7, Restructuring, and Note 14, Employee Benefit Plans, in the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual financial statements. Currently, we prepare an analysis for all misstatements using the dual approach. The dual approach incorporates both the income statement and balance sheet for measuring materiality. There is no impact to adoption of this pronouncement at December 31, 2006.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 on its effective date. We are still in the process of determining any potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In July 2006, FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years ending after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the provisions of FIN 48 and have not yet completed our determination of the impact of adoption on our results of operations or financial position.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods’ financial statements for changes in accounting principle. SFAS No. 154 will be effective for us beginning in fiscal year 2007. We do not believe this statement will have a material impact on our financial statements.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share Based Payments,” as described in Note 11, Stock-Based Compensation, in the Notes to the Consolidated Financial Statements.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign exchange rates, credit risk, and industry risk as follows:

Interest Rate Risk

We manage the sensitivity of our results of operations to interest rate risk on cash equivalents by maintaining a conservative investment portfolio. The primary objective of our investment activities is to preserve principal without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in money market funds, certificates of deposit, commercial paper and municipal bonds with maturities. During the fourth quarter of 2006, we elected to invest in securities with original maturities greater than 90 days. Due to changes in interest rates, our future investment income may fall short of expectations. A hypothetical increase or decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at December 31, 2006. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes.

The interest rate on our short-term debt in Tianjin is currently fixed. The interest rate on our short-term debt in Ireland does fluctuate based on the LIBOR rate. We intend to repay this short-term debt in 2007.

Foreign Currency Risk

We are exposed to currency fluctuations due to our foreign operations and because we sell our products internationally. We manage the sensitivity of our international sales by denominating the majority of transactions in U.S. dollars. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the year ended December 31, 2006. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

Credit Risk

The financial instruments that potentially subject us to credit risk consist primarily of trade receivables. For trade receivables, credit risk is the potential for a loss due to a customer not meeting its payment obligations. Our customers are concentrated in the wireless industry. Estimates are used in determining an allowance for amounts which we may not be able to collect, based on current trends, the length of time receivables are past due and historical collection experience. Provisions for and recovery of bad debts are recorded as sales and marketing expense in the consolidated statements of operations. We perform ongoing evaluations of customers’ credit limits and financial condition. Generally, we do not require collateral from customers. As of December 31, 2006, the credit risk was diversified as a result of acquisitions. One customer accounted for 9% of gross accounts receivable with the two next largest balances accounting for 7% and 5%, respectively. As of December 31, 2005, one customer accounted for 16% of gross accounts receivable with the next largest balance accounting for 5%.

Item 8:  Financial Statements and Supplementary Data

PCTEL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
PCTEL, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A that PCTEL, Inc. and subsidiaries (the Company) (a Delaware Corporation) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that PCTEL, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on COSO. Also in our opinion, PCTEL, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of PCTEL, Inc. as of December 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the year then ended and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, in 2006.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
PCTEL, Inc.:

We have audited the accompanying consolidated balance sheet of PCTEL, Inc. and subsidiaries (“the Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCTEL, Inc. as of December 31, 2006 and the results of its operations, its changes in stockholders’ equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 11 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards Number 123 (revised 2004), Shared-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment and the effectiveness of the Company’s internal control over financial reporting.

/s/
GRANT THORNTON LLP

Chicago, Illinois
March 16, 2007

REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PCTEL, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PCTEL Inc. and its subsidiaries at December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the 2005 and 2004 information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
March 16, 2006

PCTEL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,148	$58,307
Short-term investments	11,623	—
Restricted cash	—	208
Accounts receivable, net of allowance for doubtful accounts of $333 and $318, respectively	14,034	13,725
Inventories, net	7,258	9,547
Prepaid expenses and other current assets	2,059	3,109

Total current assets	94,122	84,896
PROPERTY AND EQUIPMENT, net	12,357	11,190
GOODWILL	17,569	31,020
OTHER INTANGIBLE ASSETS, net	7,451	16,457
OTHER ASSETS	1,221	941

TOTAL ASSETS	$132,720	$144,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$885	$2,251
Income taxes payable	59	5,297
Deferred revenue	1,025	1,944
Other accrued liabilities	6,905	5,595
Short-term debt	869	—

Total current liabilities	9,743	15,087
Pension Liability	—	3,046
Other long-term accrued liabilities	2,284	2,344

Total liabilities	12,027	20,477
CONTINGENCIES AND COMMITMENTS (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,065,145 and 21,423,372 shares issued and outstanding at December 31, 2006 and 2005, respectively	22	22
Additional paid-in capital	165,556	160,825
Accumulated deficit	(46,671)	(36,652)
Accumulated other comprehensive income	1,786	(168)

Total stockholders’ equity	120,693	124,027

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$132,720	$144,504

The accompany notes are an integral part of these consolidated financial statements

PCTEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

REVENUES	$86,562	$77,746	$48,221
COST OF REVENUES	39,990	40,878	19,786
MODEM INVENTORY AND ROYALTY EXPENSE RECOVERY	—	—	(3,208)

GROSS PROFIT	46,572	36,868	31,643
OPERATING EXPENSES:
Research and development	13,762	10,015	8,614
Sales and marketing	13,287	13,074	11,247
General and administrative	14,127	16,836	15,416
Impairment of goodwill and intangible assets	20,349	—	—
Amortization of intangible assets	3,593	4,137	2,972
Restructuring charges, net	389	(70)	(66)
Gain on sale of assets and related royalties	(1,000)	(2,100)	(2,000)

Total operating expenses	64,507	41,892	36,183
LOSS FROM OPERATIONS	(17,935)	(5,024)	(4,540)
OTHER INCOME, NET	3,303	1,546	1,261

LOSS BEFORE PROVISION FOR INCOME TAXES	(14,632)	(3,478)	(3,279)
PROVISION (BENEFIT) FOR INCOME TAXES	(4,613)	235	(541)

NET LOSS	$(10,019)	$(3,713)	$(2,738)

Basic loss per share	$(0.48)	$(0.18)	$(0.14)
Shares used in computing basic loss per share	20,810	20,146	20,074
Diluted loss per share	$(0.48)	$(0.18)	$(0.14)
Shares used in computing diluted loss per share	20,810	20,146	20,074

The accompany notes are an integral part of these consolidated financial statements

PCTEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
				Other
		Additional		Comprehensive	Total
	Common	Paid-In	Retained	Income	Stockholders’
	Stock	Capital	Deficit	(Loss)	Equity

BALANCE, DECEMBER 31, 2003	20	152,996	(30,201)	91	122,906

Stock-based compensation	—	1,425	—	—	1,425
Issuance of shares for stock purchase and option plans	1	5,063	—	—	5,064
Tax benefit from stock options exercises	—	584	—	—	584
Repurchase of common stock	—	(4,310)	—	—	(4,310)
Net loss	—	—	(2,738)	—	(2,738)
Change in cumulative translation adjustment	—	—	—	18	18
Unrealized loss on available-for-sale securities	—	—	—	(26)	(26)

BALANCE, DECEMBER 31, 2004	21	155,758	(32,939)	83	122,923

Stock-based compensation	—	4,051	—	—	4,051
Issuance of shares for stock purchase and option plans	1	1,763	—	—	1,764
Tax benefit from stock options exercises	—	12	—	—	12
Repurchase of common stock	—	(759)	—	—	(759)
Net loss	—	—	(3,713)	—	(3,713)
Change in cumulative translation adjustment	—	—	—	(251)	(251)

BALANCE, DECEMBER 31, 2005	22	160,825	(36,652)	(168)	124,027

Stock-based compensation	—	4,502	—	—	4,502
Issuance of shares for stock purchase and option plans	—	3,383	—	—	3,383
Cancellation of shares for payment of withholding tax	—	(1,376)	—	—	(1,376)
Tax benefit from stock options exercises	—	355	—	—	355
Repurchase of common stock	—	(2,133)	—	—	(2,133)
Net loss	—	—	(10,019)	—	(10,019)
Change in cumulative translation adjustment	—	—	—	1,954	1,954

BALANCE, DECEMBER 31, 2006	22	165,556	(46,671)	1,786	120,693

The accompany notes are an integral part of these consolidated financial statements

PCTEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004

Operating Activities:
Net loss	$(10,019)	$(3,713)	$(2,738)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,528	5,829	4,093
Impairment of goodwill and other intangible assets	20,349	—	—
Stock-based compensation	4,502	4,051	1,425
Gain on sale of assets and related royalties	(1,000)	(2,100)	(2,000)
Loss on disposal/sale of property and equipment	168	222	30
Payment of withholding tax on stock-based compensation	(1,376)	—	—
Tax benefit from stock-based compensation	208	12	584
Reversal of income tax reserve	(5,234)	—	—
Restructuring costs	(1,798)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(197)	(1,065)	(4,610)
Inventories	1,608	1,472	(799)
Prepaid expenses and other assets	762	(600)	(997)
Accounts payable	(1,436)	(1,008)	44
Accrued royalties	—	—	(3,206)
Income taxes payable	(4)	(395)	(1,688)
Other accrued liabilities	1,912	(3,829)	3,271
Deferred revenue	(1,554)	141	(833)

Net cash provided by (used in) operating activities	12,419	(983)	(7,424)

Investing Activities:
Capital expenditures	(4,033)	(4,270)	(6,090)
Proceeds from disposal of property and equipment	268	2,155	3
Purchase of short-term investments	(11,623)	—	—
Proceeds on sale of assets and related royalties	1,000	2,100	2,000
Proceeds from sales and maturities of available-for-sale investments	—	—	19,151
Purchase of assets/businesses, net of cash acquired	510	(25,156)	(29,062)
Payment of DTI acquisition earn out	—	—	(1,540)

Net cash used in provided by investing activities	(13,878)	(25,171)	(15,538)

Financing Activities:
Proceeds from issuance of common stock	3,383	1,769	5,064
Payments for repurchase of common stock	(2,133)	(759)	(4,310)
Tax benefits from stock-based compensation	146	—	—
Repayment of Sigma overdraft	—	(328)	—
Proceeds from short-term borrowings	832	—	—
Decrease in restricted cash	208	—	70

Net cash provided by financing activities	2,436	682	824

Net increase (decrease) in cash and cash equivalents	977	(25,472)	(22,138)
Effect of exchange rate changes on cash	(136)	(108)	18
Cash and cash equivalents, beginning of year	58,307	83,887	106,007

Cash and Cash Equivalents, End of Year	$59,148	$58,307	$83,887

Other information:
Cash paid/(refunds received) for income taxes	$(734)	$144	$739
Cash paid for interest	$36	—	—
Increases to deferred stock compensation, net	$545	$2,582	$1,870
Issuance of restricted common stock, net of cancellations	$3,275	$4,942	$3,295

The accompany notes are an integral part of these consolidated financial statements

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended: December 31, 2006

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations

PCTEL was incorporated in California in 1994 and reincorporated in Delaware in 1998. PCTEL provides wireless connectivity products and technology to wireless carriers, aggregators of Internet connectivity, wireless Internet service providers (WISP’s), PC OEM’s, and wireless equipment manufacturers. The company brings together expertise in RF platform design, mobility software, and hardware. Additionally, the company licenses both patented and proprietary access technology, principally related to analog modems, to modem solution providers.

The company principally operates in three business segments.

Broadband Technology Group

The Broadband Technology Group (BTG) designs, distributes, and supports innovative antenna solutions for public safety applications, unlicensed and licensed wireless broadband, fleet management, network timing, and other GPS applications. The BTG’s portfolio of OEM receivers and interference management solutions are used to measure, monitor and optimize cellular networks.

The company’s antenna products originated through a series of acquisitions starting with MAXRAD, Inc, which was acquired in January 2004. MAXRAD’s antenna solutions consist of antennas designed to enhance the performance of broadband wireless, in-building wireless, wireless Internet service providers and Land Mobile Radio (LMR) applications. As a result of the October 2004 acquisition of certain antenna product lines from Andrew Corporation (“Andrew”), the product portfolio expanded to include GPS (Global Positioning Systems), satellite communications (Mobile SATCOM) and on-glass mobile antennas. In July 2005, the company again expanded the product portfolio with the purchase of Sigma Wireless Technologies Limited (“Sigma” or “SWT”), located in Dublin, Ireland. Sigma provides integrated variable electrical tilt base stations antennas (iVET), Public Mobile Radio (PMR), and Digital Public Mobile Radio (DPMR) antenna products.

BTG’s OEM receiver and interference management solutions consist of software-defined radio products designed to measure and monitor cellular networks. The products originated through the business of DTI, Inc., which was acquired in March 2003. The technology is sold in two forms; as OEM radio frequency receivers or as integrated systems solutions.

Mobility Solutions Group

The Mobility Solutions Group (MSG) produces mobility software products for WiFi, cellular, IP Multimedia Subsystem (IMS), and wired applications.

Licensing

PCTEL has an intellectual property portfolio consisting of over 130 U.S. patents and applications, primarily in analog modem technology. It also has proprietary DSP based embedded modem technology. The company has had an active licensing program since 2002 designed to monetize the value of its modem related intellectual property.

Basis of Consolidation

These consolidated financial statements include the accounts of the company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

Foreign Currency Translation

The functional currency for the company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the year-end exchange rate for assets and liabilities and average monthly rates for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. Net foreign exchange gains resulting from foreign currency transactions included in other expense (income), net were $114,000 for the year ended December 31, 2006. Net foreign exchange losses resulting from foreign currency transactions included in other expense (income), net were $557,000 and $22,000 for the years ended December 31, 2005 and 2004, respectively.

Cash Equivalents and Short-Term Investments

The company’s cash equivalents and short-term investments are invested in highly liquid, low risk money markets, commercial paper, certificates of deposit, and municipal bonds. The cash equivalents include investments with original maturities less than 90 days. The short-term investments include investments with original maturities greater than 90 days. All short-term investments are treated as held to maturity and are valued at amortized cost. At December 31, 2006, none of the short-term investments had a remaining maturity greater than 90 days. At December 31, 2006 and 2005, the company had $2.1 million of cash equivalents in foreign bank accounts.

At December 31, 2005, the company had certificates of deposit that supported a stand-by letter of credit in connection with the lease obligation for the Chicago office. This amount was reported as restricted cash on the balance sheet for the year ended December 31, 2005. Under terms of an amended lease agreement signed in October 2006, the company paid a cash deposit and the letter of credit was returned to us.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

Cash equivalents and short-term investments consist of the following:

	December 31,
	2006	2005

Cash and Cash Equivalents
Money market funds	$18,242	$58,966
Certificates of deposit	12,000	—
Commercial paper	23,905	—
Municipal bonds	5,001	—

Total	59,148	58,966
Short-Term Investments
Commercial paper	7,934	—
Municipal bonds	3,689	—

Total	11,623	—

Cash equivalents and short-term investments	$70,771	$58,966

Allowance for Doubtful Accounts

The company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The company’s total allowance for doubtful accounts was $0.3 million at December 31, 2006 and December 31, 2005, respectively. The provision for doubtful accounts is included in sales and marketing expense.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories as of December 31, 2006 were composed of raw materials, sub assemblies, finished goods and work-in-process. The company regularly monitors inventory quantities on hand and, based on the current estimated requirements, it was determined that any excess inventory was reserved as of December 31, 2006 and 2005. Due to competitive pressures and technological innovation, there may be excess inventory in the future. As of December 31, 2006 and December 31, 2005, the allowance for inventory losses was $0.9 million. Write-downs of inventories would have a negative impact on gross margin.

Inventories consist of the following (in thousands):

	December 31,
	2006	2005

Raw materials	$6,089	$7,299
Work in process	417	309
Finished goods	1,635	2,804

Excess & obsolescence reserve	(883)	(865)

Inventories, net	$7,258	$9,547

Prepaid and other current assets

Prepaid assets are stated at cost and are amortized over their useful lives (up to one year) of the assets.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The company depreciates computers over three years, office equipment and manufacturing equipment over five years, furniture and fixtures over seven years, and buildings over 30 years. Leasehold improvements are amortized over the shorter of the corresponding lease term or useful life. Gains and losses on the disposal of fixed assets are included in operating expenses. Maintenance and repairs are expensed as incurred.

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005

Building	$5,810	$5,344
Land	1,770	1,770
Computer and office equipment	3,238	2,519
Manufacturing Equipment	4,559	3,585
Furniture and fixtures	1,043	817
Leasehold improvements	155	65
Motor Vehicles	43	116

Total property and equipment	16,618	14,216
Less: Accumulated depreciation and amortization	(4,261)	(3,026)

Property and equipment, net	$12,357	$11,190

Depreciation expense was approximately $1.9, $1.7 and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Revenue Recognition

The company sells antenna products, software defined radio products, and licenses the modem technology through the licensing program. The company records the sale of these products, including related maintenance, and the licensing of the intellectual property as revenue.

In accordance with SAB No. 104, the company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectibility is reasonably assured. The company recognizes revenue for sales of the antenna products and software defined radio products, when title transfers, which is predominantly upon shipment from the factory. Revenue is recognized for antenna products sold to major distributors upon shipment from the factory. The company allows its major antenna product distributors to return product under specified terms and conditions. The company accrues for product returns in accordance with FAS 48, “Revenue Recognition When Right of Return Exists”.

The company recognizes revenue from the Wi-Fi and cellular mobility software, including related maintenance rights, under “SOP 97-2 Software Revenue Recognition” as amended by SOP-98 “Modification of SOP-72, Software Recognition with Respect to Certain Transactions.” If the software license is perpetual and vendor specific objective evidence can be established for the software license and any related maintenance rights, the software license revenue is recognized upon delivery of the software and the maintenance is recorded pro-rata over the life of the maintenance rights. If part of the licensing agreement requires engineering services to customize software for the customer needs, the revenue for these services is recognized upon completion of engineering documentation. If vendor specific objective evidence cannot be established, and the only undelivered item is maintenance, the

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

software license revenue, the revenue associated with engineering services, if applicable, and the related maintenance rights are combined and recognized pro-rata over the expected term of the maintenance rights. If vendor specific evidence cannot be established on any of the non-maintenance elements, the revenue is recorded pro-rata over the life of the contractual obligation. At December 31, 2006, the company had unbilled revenue of approximately $0.8 million for mobility software products. At December 31, 2005, the company had unbilled revenue of approximately $0.3 million.

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

There is one exception to the recognition of intellectual property licensing as revenue. The company signed a licensing agreement with Conexant simultaneously with the sale of its HSP modem product line to Conexant in 2003. Because the HSP modem product line also requires a license to the company’s patent portfolio, the gain on sale of the product line and the licensing stream are not separable for accounting purposes. Ongoing royalties from Conexant are presented in the income statement as Gain on Sale of Assets and Related Royalties.

Research & Development and Software Development Costs

The company expenses research and development costs as incurred. All costs incurred prior to establishing the technological feasibility of computer software products to be sold are research and development costs and expensed as incurred in accordance with SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. To date, the company has expensed all software development costs because costs incurred subsequent to the products reaching technological feasibility were not significant.

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $0.2 million in fiscal years 2006 and 2005, and $0.3 million in fiscal 2004.

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

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

Stock-Based Compensation

In the first fiscal quarter of 2006, the company adopted SFAS No. 123(R), “Share Based Payments,” which revises SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) requires the company to record compensation expense for share-based payments, including employee stock options, at fair value. Prior to fiscal 2006, the company had accounted for its stock-based compensation awards pursuant to Accounting Principles Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations, which allowed use of the intrinsic value method. Under the intrinsic value method, compensation expense for stock option based employee compensation was not recognized in the income statement as all stock options granted by the company had an exercise price equal to the market value of the underlying common stock on the option grant date.

The company elected to use the modified prospective transition method to adopt SFAS No. 123(R). Under this transition method, compensation expense includes expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and the expense for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As required under the modified prospective transition method the company has not restated prior period results. As a result, certain components of the company’s quarterly financial statements will not be comparable until the first quarter of fiscal 2007, the anniversary of the company’s adoption of SFAS No. 123(R). As part of the adoption of SFAS No. 123(R), the company used the alternative transition method in SFAS 123(R) to establish the beginning balance of the additional paid in capital (APIC) pool related to employee compensation. The company determined that it is in a net shortfall position and thus, started at $0 for the APIC pool in the quarter ended March 31, 2006.

In the quarter ended March 31, 2005, the company accelerated the vesting of all unvested options to purchase shares of common stock of PCTEL that were held by current employees, including executive officers, and which have an exercise price per share equal to or greater than $10.00. The weighted average price of the shares accelerated was $11.24. The effect of this acceleration resulted in PCTEL not being required to recognize share-based compensation expense of $3.8 million in the periods after adoption of SFAS No. 123(R).

The following table illustrates the pro forma effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock options and the Employee Stock Purchase Plan for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004

Net loss — as reported	$(3,713)	$(2,738)
Add: Stock-based employee compensation expense included in reported net loss	4,051	1,425
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(9,126)	(6,184)

Net loss — proforma	$(8,788)	$(7,497)
Net loss income per share — basic as reported	$(0.18)	$(0.14)
Net loss income per share — basic proforma	$(0.44)	$(0.37)
Net loss income per share — diluted as reported	$(0.18)	$(0.14)
Net loss income per share — diluted proforma	$(0.44)	$(0.37)

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

Goodwill and Other Intangible Assets

The company reports operating results for three segments: Broadband Technology, Mobility Solutions, and Licensing. For evaluation purposes, we test each operating segment for possible goodwill and other intangible assets impairment annually, by comparing each segment’s net book value to fair value in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The process of evaluating the potential impairment of goodwill is subjective. To estimate the fair value of the operating segments, we made estimates and judgments about the future cash flows of our operating segments. The assumptions used in our cash flow forecasts are consistent with plans and estimates we use to manage the underlying operating segments. The company’s assumptions require significant judgment and actual cash flows may differ from those forecasted. A third-party valuation firm provided the weighted average cost of capital (WACC) used for the company’s evaluation.

Intangible assets consist principally of technology, non-compete agreements, patents, trademarks and tradenames, and customer relationships and are amortized over a period of one to eight years.

Fair Value of Financial Instruments

Cash and cash equivalents, and short-term investments are recognized and measured at fair value in the company’s financial statements. Accounts receivable and other investments are financial assets with carrying values that approximate fair value. Accounts payable, other accrued expenses and short-term debt are financial liabilities with carrying values that approximate fair value.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the company’s fiscal year 2006 annual financial statements. Currently, the company prepares an analysis for all misstatements using the dual approach. The dual approach incorporates both the income statement and balance sheet for measuring materiality. There is no impact to adoption of this pronouncement at December 31, 2006.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 on its effective date. The company is in the process of determining any potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In July 2006, FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years ending after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The company is currently evaluating

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

the provisions of FIN 48 and has not yet completed the determination of the impact of adoption on the company’s results of operations or financial position.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” , a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods’ financial statements for changes in accounting principle. SFAS No. 154 will be effective for the company beginning in fiscal year 2007. The company does not believe this statement will have a material impact on the company’s financial statements.

Effective January 1, 2006, the company adopted SFAS No. 123(R), “Share Based Payments, “as described in Note 11, Stock-Based Compensation, in the Notes to the Consolidated Financial Statements.

2.	Earnings Per Share

The company computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income/(net loss) by the weighted average number of shares of common stock outstanding, less shares subject to repurchase. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method. Common stock options are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants excluded from the calculations of diluted net loss per share for the year ended December 31, 2006 were 701,591. The weighted average common stock option grants and restricted shares excluded from the calculations of diluted net loss per share for the years ended December 31, 2005 and December 31, 2004 were 554,699 and 684,763, respectively.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004, respectively (in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004

Numerator:
Net Loss	(10,019)	(3,713)	(2,738)
Denominator:
Basic loss per share:
Weighted average common shares outstanding	21,975	21,250	20,467
Less: Weighted average shares subject to repurchase	(1,165)	(1,104)	(610)

Weighted average common shares outstanding	20,810	20,146	20,074

Basic loss per share	$(0.48)	$(0.18)	$(0.14)

Diluted loss per share:
Weighted average common shares outstanding	20,810	20,146	20,074
Weighted average shares subject to repurchase	*	*	*
Weighted average common stock option grants	*	*	*
Weighted average common shares and common stock equivalents	20,810	20,146	20,074

Diluted loss per share	$(0.48)	$(0.18)	$(0.14)

*	These amounts have been excluded since the effect is anti-dilutive.

3.	Acquisitions

Sigma Wireless Technologies

In July 2005, the company purchased all of the outstanding shares of Sigma Wireless Technology Limited (“Sigma”), a developer, manufacturer and distributor of antenna products designed for public safety and for the UMTS cellular networks. With the acquisition of Sigma, the company gained entry into the growing cellular base station antenna market and also gained a geographic footprint in Europe.

The company paid cash consideration of 19.4 million Euro (approximately $23.1 million), plus assumed an unfunded pension obligation of approximately 2.5 million Euro (approximately $3.0 million), and incurred approximately 1.7 million Euro (approximately $2.0 million) in transaction costs.

The total purchase price of 23.6 million Euro (approximately $28.2 million) was allocated $8.2 million to tangible assets acquired, $7.8 million to liabilities assumed, $2.5 million to core technology, $6.4 million to customer relationships, and $0.1 million to order backlog in the accompanying consolidated balance sheets. The intangible assets have a weighted average amortization period of six years. The $15.7 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The company will amortize the order backlog over one year and the other intangible assets over six years. The company evaluated the value of the assets acquired from Sigma. A third-party valuation firm was engaged to assist in the evaluation. In the third quarter 2006, the company recorded an impairment charge of $20.3 million in conjunction with the restructuring of the Dublin operations. See Note 4, Goodwill and Other Intangible Assets, and Note 7, Restructuring for discussion of the Dublin restructuring and the impairment of goodwill and other intangible assets related to the

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

Sigma product lines. During 2006, the company recorded a final goodwill adjustment of $0.5 million as a result of a settlement with the former owners of Sigma. The purchase accounting was complete in 2006.

The consolidated statements of operations for the year ended December 31, 2005 include the results of Sigma from the date of acquisition. During the year ended December 31, 2005, the company recorded additional goodwill adjustments of 0.5 million Euro (approximately $0.6 million) primarily related to inventory and accounts receivable.

The unaudited pro forma affect on the financial results of PCTEL as if the acquisition had taken place on January 1, 2005 and January 1, 2004 is as follows:

	Years Ended
	December 31,
	2005	2004

Revenues	$82,936	$59,197
Loss from operations	(4,296)*	(7,186)
Net loss	(3,283)	(5,709)
Basic loss per share	$(0.16)	$(0.28)
Shares used in computing basic loss per share	20,146	20,074
Diluted loss per share	$(0.16)	$(0.28)
Shares used in computing diluted loss per share	20,146	20,074

*	The pro forma results include a $2.8 million gain on the sale of Sigma’s Dublin property, including the land and building.

Andrew

On October 29, 2004, PCTEL acquired selected assets associated with Andrew Corporation’s mobile antenna business for a total of $10.9 million in cash. The assets acquired consisted of Andrew’s GPS, On-Glass, and Antenna Specialists® brand of professional antenna products. These product lines were integrated into the operations of the Broadband Technology Group. The purchase price was allocated $5.4 million to net tangible assets acquired, $0.6 million to core technology, $2.6 million to customer relationships, $0.3 million to trademarks and $0.3 million to order backlog and other intangible assets, net, in the accompanying consolidated balance sheets. The $1.7 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The company is amortizing the intangible assets over estimated useful lives ranging from six to eight years. During 2005, the company adjusted goodwill $0.6 million related to inventory adjustments. The purchase accounting was complete at December 31, 2005.

The unaudited pro forma effect on the financial results of PCTEL as if the acquisition had taken place on January 1, 2004 is as follows:

December 31,
2004

REVENUES	$66,566
LOSS FROM OPERATIONS*	(3,931)

*	The Andrew Acquisition information is carved out of a larger business unit within Andrew. No data is available below loss from operations.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

MAXRAD, Inc.

In January, 2004, PCTEL acquired the outstanding capital stock of MAXRAD, Inc, a manufacturer of wireless communications antennas for broadband wireless, in-building wireless and land mobile radio applications.

PCTEL paid $18.2 million, net of cash acquired of $2.4 million, out of the available working capital. The purchase price of $20.6 million in cash, of which $0.4 million was paid in April 2004, was allocated $7.6 million to net tangible assets acquired, $0.9 million to the covenant not to compete, $1.3 million to core technology, $3.2 million to customer lists, $1.4 million to trademarks and $0.1 million to other intangible assets, net, in the accompanying consolidated balance sheets. The $6.1 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The covenant not to compete was amortized over two years and other intangible assets over an estimated useful life of six and eight years.

4.	Goodwill and Other Intangible Assets

In conjunction with the completion of the restructuring of Dublin operations, the company reevaluated the carrying value of the goodwill and intangible assets for technology and customer relationships, as required by Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or the Disposal of Long Lived Assets” and Statement of Accounting Standards No. 142 “Goodwill and Intangible Assets”. Based on revised projections for future revenues, profits, and cash flows for the products associated with the Sigma acquisition, the company concluded that the carrying value of intangible assets was impaired by $6.0 million and the carrying value of the goodwill was impaired by $14.3 million. The total impairment cost was recorded in the third quarter of 2006. The method of determining the impairment was the same methodology as used for our annual impairment test.

Goodwill

The company conducted the annual impairment test of goodwill as of October 31, 2006. For this evaluation, each operating segment’s fair value was greater than its net book value and no impairment indicators existed except for the Dublin operations mentioned above. To estimate the fair value of the operating segments, we made estimates and judgments about the future cash flows of our operating segments. The assumptions used in our cash flow forecasts are consistent with plans and estimates we use to manage the underlying operating segments. The company’s assumptions require significant judgment and actual cash flows may differ from those forecasted.

The summary of goodwill as of December 31 for the years ended 2006 and 2005 is as follows (in thousands):

	2006	2005

Mobility Solutions Group	$1,256	$1,256
Broadband Technology Group	16,313	29,764

	$17,569	$31,020

During 2006, goodwill decreased $13.5 million due to the impairment of goodwill of $14.3 million related to the Sigma product lines, purchase accounting adjustments of $0.5 million related to the Sigma acquisition, and $0.4 million due to foreign currency translation adjustments.

Intangible Assets

The company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from 1 to 8 years. Amortization expense was approximately $3.6, $4.1 and $3.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The company had intangible assets of $25.3 million with accumulated amortization of $17.9 million at December 31, 2006 and intangible assets of $24.7 million with accumulated amortization of $8.2 million at

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

December 31, 2005. The summary of other intangible assets, net as of December 31 for the years ended 2006 and 2005 is as follows (in thousands):

	2006	2005

Customer contracts and relationships, net of accumulated amortization of $8,469 in 2006 and $2,980 in 2005	$4,679	$10,148
Patents and technology, net of accumulated amortization of $6,913 in 2006 and $2,979 in 2005	1,659	4,859
Trademarks and trade names, net of accumulated amortization of $986 in 2006 and $673 in 2005	1,113	1,426
Other, net of accumulated amortization of $1,548 in 2006 and $1,524 in 2005	—	24

	$7,451	$16,457

The decrease in intangible assets reflects the impairment of the customer relationships and technology related to the Sigma product lines of $6.0 million, amortization of $3.6 million, and foreign currency translation adjustments of $0.6 million.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

		Weighted
		Average
		Amortization
Intangible Assets	Assigned Life	Period

Customer contracts and relationships	4 to 6 years	6.0
Patents and technology	4 to 8 years	5.1
Trademarks and trade names	4 to 8 years	7.2
Other	1 to 2 years	1.7

The company’s scheduled amortization expense over the next five years is as follows:

Fiscal Year	Amount

2007	$2,095
2008	$1,876
2009	$1,876
2010	$1,037
2011	$402

5.	Comprehensive Income

The following table provides the calculation of other comprehensive income for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Years Ended December 31,
	2006	2005	2004

Net loss	$(10,019)	$(3,713)	$(2,738)
Other comprehensive income:
Cumulative translation adjustment	1,954	(251)	18
Unrealized gains (loss) on available-for-sale Securities	—	—	(26)

Comprehensive loss	$(8,065)	$(3,964)	$(2,746)

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

6.	Short-term borrowings

Ireland

On June 9, 2006, PCTEL Limited (formerly Sigma) entered into a Euro 3.5 million line of credit with Bank of America. The line of credit is guaranteed by PCTEL, Inc. At December 31, 2006, the company had Euro 0.7 million ($0.8 million) outstanding under the line of credit. The maximum borrowings under this line of credit was Euro 1.3 million ($1.6 million) in fiscal 2006. The interest rate on this line of credit is the ECB (European Central Bank) rate plus 1.75%. The weighted average interest rate for this borrowing was 5.0% in 2006. This line of credit is renewable annually.

China

MAXRAD Tianjin, the company’s subsidiary in China, borrowed 780,000 Chinese Yuan ($0.1 million) on July 31, 2006 with Bank of America. This amount represented the maximum borrowings allowed under this agreement. This loan is guaranteed by PCTEL, Inc and is renewable annually. The interest rate on this borrowing is the China Central Bank rate plus a mark-up of 10%. The weighted average interest rate for this borrowing was 6.4% in 2006. As of December 31, 2006, the company had $0.1 million outstanding under this line of credit.

7.	Restructuring

Dublin restructuring

The 2006 restructuring expense relates to the company’s Dublin, Ireland restructuring activity. On April 7, 2006, the company reached an agreement in principle with the labor union responsible for the company’s manufacturing and certain other personnel in its Dublin, Ireland factory to discontinue the manufacture of the iVET, PMR and DPMR lines of the company’s antenna products at that location. The agreement was formally signed on April 20, 2006. This agreement enabled the company to wind down its manufacturing operations at the Dublin facility, terminate 65 redundant employee positions, downsize its space under the current lease at this location, and reduce its pension obligations to terminated and remaining employees. Manufacturing of the lines of antenna products was relocated either to a contract manufacturer in St. Petersburg, Russia, or to the company’s BTG facility in Bloomingdale, Illinois. The process of winding down manufacturing operations in Dublin and relocating the products to their new manufacturing locations was completed in September 2006. The general and administrative support functions were eliminated in December 2006.

The company continues to maintain antenna research and development, as well as sales and marketing activities in a smaller space within the existing facility in Dublin. The company believes that its restructuring activities will enable it to improve the gross profit margins of the antenna product lines that were included with the company’s acquisition of Sigma Wireless Technologies in July 2005.

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

For the year ended December 31, 2006, the company recorded restructuring expense of $0.4 million, which included the net benefit related to the termination of the pension plan of $2.6 million, offsetting employee severance of $1.5 million, inventory write-offs of $0.8 million, fixed asset write-offs of $0.6 million, and facility lease costs of $0.1 million.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

The company negotiated the terms of the pension termination with the Sigma labor union in June 2006. Under the terms of the settlement, the company funded the cash shortfall in the company’s PCTEL Europe Pension Plan as calculated by a third party actuary less any severance amounts given to employees that exceeded 3 weeks severance for every year of service. The funding shortfall was based on pension requirements in accordance with Irish regulations. The company funded pension obligations of $0.6 million and recorded a net gain of $2.6 million on the termination.

During the year ended December 31, 2006, the company paid employee severance of approximately $2.4 million. Total net severance costs of approximately $1.5 million are comprised of a gross cost of $2.4 million less a government rebate of $0.9 million.

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

The following table summarizes the company’s restructuring activity during 2006 and the status of the reserves at year end (in thousands):

	Accrual				Accrual
	Balance at			Non-cash	Balance at
	December	Restructuring	Cash	Settlements/	December
	2005	Expense	Payments	Adjustments	2006

Severance and employment related costs	—	$1,472	$(1,472)	—	—
Fixed asset and inventory write-offs	—	1,414	—	(1,414)	—
Pension termination	—	(2,572)	(639)	3,211	—
Facility lease	—	75	(23)		52

	—	$389	$(2,134)	$1,797	$52

Modem restructuring

In October 2004, the company discontinued its Soft AP product line. The amount charged to restructuring for severance costs in California and Taiwan as well as costs associated with the closure of the Taiwan branch office was $0.1 million. The 2004 restructuring costs were paid in full by the end of fiscal 2005.

The following table summarizes the company’s restructuring activity during 2005:

	Accrual				Accrual
	Balance at			Non-cash	Balance at
	December	Restructuring	Cash	Settlements/	December
	2004	Expense	Payments	Adjustments	2005

Severance and employment related costs	$47	($3)	($44)	—	—
Facility lease	575	(59)	(516)	—	—

	$622	($62)	($560)	$0	$0

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

8.	Income Taxes

The domestic and foreign components of the loss before provision (benefit) for income taxes were as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Domestic	$9,924	$(1,090)	$(3,266)
Foreign	(24,556)	(2,388)	(13)

	$(14,632)	$(3,478)	$(3,279)

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$(4,889)	2	$(1,054)
State	86	155	(184)
Foreign	31	(309)	380

	(4,772)	(152)	(859)

Deferred:
Federal	157	335	274
State	2	52	43

	159	387	317

	$(4,613)	$235	$(541)

A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the provision (benefit) at the effective tax rate is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Benefit at federal statutory rate (35%)	$(5,121)	$(1,217)	$(1,148)
State income tax, net of federal benefit	105	113	(330)
Change in valuation allowance	4,903	1,501	1,558
Foreign income taxed at different rates	290	716	—
Research & development credit	(118)	(388)	(388)
Return to provision adjustments	(73)	(699)	(195)
Change in deferred tax liability related to goodwill	350	388	317
Tax effect of permanent differences	330	87	559
Adjustments to deferred tax assets	—	(305)	(347)
Reduction of tax reserves	(5,235)	—	(404)
Other	(44)	39	(163)

	$(4,613)	$235	$(541)

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

The current federal expense for 2006 includes the release of a $5.2 million tax contingency reserve related to the company’s modem operations and utilization of $1.3 million in federal research credits. The company also utilized its remaining carryforwards for federal net operating losses in 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax accounts consist of the following (in thousands):

	December 31,
	2006	2005

Deferred Tax Assets:
Accruals and reserves	$1,712	$1,048
Net operating loss carryforwards	236	2,140
Federal and state credits	2,919	3,840
Restricted stock	1,238	976
Depreciation and amortization	12,861	5,810

Gross deferred tax assets	18,966	13,814
Valuation allowance	(18,862)	(13,814)
Net deferred tax asset	104	—
Deferred Tax liabilities:
Amortization	(1,067)	(805)

Net Deferred Tax Liability	$(963)	$(805)

At December 31, 2006, the company had a valuation allowance of $18.9 million against $19.0 million of deferred tax assets due to the uncertainty surrounding the realization of these assets. The company’s net deferred tax assets were $0.1 million at December 31, 2006 compared to $0 at December 31, 2005. On a periodic basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. The increase in deferred tax assets in 2006 is due to amortization of intangible assets for tax purposes, net of federal net operating losses and research credits.

The effective tax rate differed from the statutory federal rate of 35% during 2006 principally due to the release of the tax contingency reserve of $5.2 million and due to the increase in the valuation allowance for deferred tax assets. In addition, different rates for foreign income and losses and other permanent items impacted the effective tax rate. The effective tax rate differed from the statutory federal rate of 35% during 2005 principally due to an increase in the valuation allowance for deferred tax assets, different rates for foreign income and losses, and revisions to certain estimates made by management to other deferred tax assets. During the fourth quarter 2005, the company changed its estimate regarding the taxation of certain leasing income received in 2004. As a result, the company reversed the tax expense it booked in 2004 to reflect the change in estimate regarding its filing position. In 2005 the increase in the deferred tax valuation allowance primarily resulted from an increase in deferred tax assets related to net operating losses. The effective tax rate differed from the statutory federal rate of 35% during 2004 principally due to permanent differences including adjustments to the deferred tax valuation allowance.

The company believes that approximately $0.9 million of undistributed earnings of foreign subsidiaries are reinvested indefinitely, and no federal income tax should be provided under the plan of investment. The American Jobs Creation Act of 2004 (“the Act”) was passed into law on October 22, 2004 and introduced a special one-time dividend received deduction under certain circumstances on the repatriation of certain foreign earnings to a United

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

States of America taxpayer. The company did not repatriate the earnings of our foreign subsidiaries as dividends to take advantage of this tax credit.

The company has state net operating loss carryforwards of $2.3 million that expire between 2011 and 2016 and foreign net operating loss carryforwards of $0.4 million that have no expiration date. Utilization of the historic net operating losses of PCTEL Limited have been severely limited due to the Dublin restructuring activities and accordingly, the company did not reflect a net deferred tax asset related to those net operating losses. As such, the company does not consider there to be any future tax benefits for net operating losses in Ireland. The company has $1.7 million of federal research credits that expire between 2020 and 2025 and $1.6 million of state research credits with no expiration.

9.	Commitments and Contingencies

Leases

The company has operating leases for office facilities through 2012. The future minimum rental payments under these leases at December 31, 2006, are as follows (in thousands):

Year	Amount

2007	$985
2008	832
2009	830
2010	833
2011	865
2012 and thereafter	787

Future minimum lease payments	$5,132

The rent expense under leases in use for the years ended December 31, 2006, 2005 and 2004 was approximately $1.1 million, $0.7 million and $0.6 million, respectively.

In February 2006, the company entered into a lease for a new facility in Germantown, Maryland for the scanner and receiver product lines. In February 2006 the company vacated its previous Germantown, Maryland facility. The lease term for the previous facility ends in July 2007. The company recorded lease exit costs in 2006 for the previous Germantown facility.

In September 2006, the company renegotiated its Dublin, Ireland facility lease. Because of the relocation of Dublin manufacturing, the company reduced its leased space and established a new termination date of July 2007. The company is currently considering leased space in a new facility for its Dublin engineering operations.

In October 2006, the company amended the Chicago, Illinois lease whereby the term was extended to 2012 and the square footage was increased.

The company does not have any capital leases.

Warranty Reserve and Sales Returns

The company’s BTG segment allows its major distributors and certain other customers to return unused product under specified terms and conditions. In accordance with FAS 48, the company accrues for product returns based on historical sales and return trends. The company’s allowance for sales returns was $242,000 and $247,000 at December 31, 2006 and December 31, 2005, respectively.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

The company offers repair and replacement warranties of primarily two years for antenna products and one year for scanners and receivers. The company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $184,000 and $147,000 at December 31, 2006 and December 31, 2005, respectively.

Legal Proceedings

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

In March 2002, plaintiff Ronald H. Fraser (“Fraser”) filed a complaint in the California Superior Court for breach of contract and declaratory relief against the company, and for breach of contract, conversion, negligence and declaratory relief against the company’s transfer agent, Wells Fargo Bank Minnesota, N.A. The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April, 2000. At a mandatory settlement conference held in September 2004, Fraser stipulated to judgment in favor of the company. In November 2004 Fraser appealed the judgment entered against him. On February 6, 2007, the Court of Appeal for the Sixth Appellate District issued an opinion affirming the trial court’s order granting PCTEL’s motion for summary judgment. On March 2, 2007, Fraser submitted an appeal of this decision and on March 7, 2007, the Court of Appeal for the Sixth Appellate District denied his appeal.

Litigation with Agere and Lucent

In May 2003, the company filed in the U.S. District Court for the Northern District of California a patent infringement lawsuit against Agere Systems and Lucent Technologies claiming that Agere has infringed four of the company’s patents and that Lucent has infringed three of the company’s patents. Agere counterclaimed asking for a declaratory judgment that the claims of the four patents are invalid, unenforceable and not infringed by Agere.

On July 26, 2006, the parties entered into a settlement agreement which was favorable to the company, and on July 31, 2006 the court dismissed with prejudice all claims and counterclaims in the action. As part of the settlement agreement, the company granted Agere a perpetual license for $7.0 million.

10.	Shareholders Equity

Common Stock

The activity related to common shares outstanding for the years ended December 31 is as follows:

	2006	2005	2004

Beginning of year	21,423	20,620	20,146
Release of shares — Voyager acquisition	—	—	15
Issuance of common stock on exercise of stock options	380	178	589
Issuance of restricted common stock, net of cancellations	282	642	282
Issuance of common stock from purchase of Employee Stock Purchase Plan shares	74	70	49
Issuance of common stock for stock bonuses	224	—	—
Cancellation of stock for withholding tax	(91)	—	—
Common stock buyback	(227)	(87)	(461)

End of Year	22,065	21,423	20,620

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

Preferred Stock

The company is authorized to issue up to 5,000,000 shares of preferred stock in one or more series, each with a par value of $0.001 per share. As of December 31, 2006 and 2005, no shares of preferred stock were outstanding

11.	Stock-Based Compensation

Stock Options

The Board of Directors may grant employees, directors or consultants the option to purchase the company’s common stock. The company issues stock options with exercise prices no less than the fair value of the company’s stock on the grant date. Most options contain gradual vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. Through the end of fiscal 2006, new employees received stock options for incentive purposes. Effective fiscal 2007, new employees will be granted restricted stock for incentive purposes. Recent CEO option grants vest over two years and contain performance measures where the number of options may increase. Annual option grants to directors vest over one year. Any new non-employee director elected to the Board of Directors automatically receives a grant of 15,000 shares of common stock. The 15,000 share options will vest one-third as of each anniversary of its date of grant until the option is fully vested, provided that the optionee continues to serve as a director on such dates. After the initial 15,000 share options are granted to the non-employee director, he or she shall automatically be granted an option to purchase 10,000 shares each year on January 1, if on such date he or she shall have served on the Board of Directors for at least six months. The 10,000 share options shall vest completely on the first year anniversary of their date of grant, provided that the optionee continues to serve as a director on such date. Options may be exercised at any time within ten years of the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The company issued 530,589 options with a weighted average fair value of $3.00 in the year ended December 31, 2006 and 538,850 options with a weighted average fair value of $3.03 for the year ended December 31, 2005. During the year ended December 31, 2006, the company received $2.9 million in proceeds from the exercise of 380,542 options. During the year ended December 31, 2005, the company received $1.3 million in proceeds from the exercise of 177,732 options.

Deferred Stock Compensation (Restricted Stock)

The company grants restricted shares as employee incentives as permitted under the company’s 1997 Stock Plan. In connection with the grant of restricted stock to employees, the company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. Such amount is presented as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the applicable shares. The company grants restricted awards that vest over various periods. Annual grants to employees for incentive purposes vest annually over five years. For the year ended December 31, 2006, the company issued 438,674 shares of restricted stock with a fair value of $3.8 million and recorded terminations of 88,500 for $0.8 million. For the year ended December 31, 2005, the company issued 720,436 shares of restricted stock with a fair value of $5.6 million and recorded terminations of 77,200 shares for $0.7 million. During 2006, 289,226 restricted shares vested with a value of $2.5 million. During 2005, 149,436 restricted shares vested with a value of $1.2 million. The restricted shares are awarded from the 1997 Stock Plan.

Employee Stock Purchase Plan (“Purchase Plan”)

In May 1998, the company reserved a total of 800,000 shares of common stock for future issuance under the company’s Purchase Plan, plus annual increases equal to the lesser of (i) 350,000 shares (ii) 2% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. The Board of Directors elected not to increase the shares in the Purchase Plan in January 2006 or January 2007 because the remaining shares are expected to exceed the requirements prior to the termination of the Purchase Plan in 2008. The Purchase Plan

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is six months. During 2006 and 2005, 74,550 and 69,636 shares were issued under the Purchase Plan, respectively. As of December 31, 2006, the company had 1,706,737 shares remaining that can be issued under the Purchase Plan.

Stock Plans

1997 Plan

In November 1996, the Board of Directors adopted and approved the 1997 Stock Option Plan (“1997 Plan”). Under the 1997 Plan, the Board may grant to employees, directors and consultant’s options to purchase the common stock and/or stock purchase rights at terms and prices determined by the Board. In August 1999, the Board of Directors and the stockholders approved an amendment and restatement of the 1997 Plan that increased the number of authorized shares of the common stock the company may issue under the 1997 Plan to 5,500,000. The plan allowed further increases annually the number of shares authorized to issue under the 1997 Plan by an amount equal to the lesser of (i) 700,000 shares, (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. In January 2006, 700,000 shares were authorized for the 1997 Plan. Effective at the annual shareholders meeting on June 5, 2006 and prior to the termination of the 1997 Plan, the shareholders approved an amended and restated 1997 Plan (“New 1997 Plan”) that expires in 2016. The existing shares available for issuance and options outstanding were transferred from the 1997 Plan to the New 1997 Plan. In connection with the approval of the New 1997 Plan, an additional 716,711 shares were authorized. As of December 31, 2006, a total of 11,079,124 shares have been authorized under the New 1997 Plan and 2,273,557 shares remain available for future grants.

1998 Director Option Plan (“Directors Plan”)

The Directors Plan became effective following the company’s IPO in October 1999. A total of 400,000 shares were authorized under the Directors Plan. Effective with the annual shareholders meeting in June 2006, the Directors Plan was merged in the New 1997 Plan. Effective with the merger, 75,000 available shares were transferred from the Directors Plan to the New 1997 Plan. No further awards will be made under the Director Plan, but it will continue to govern awards previously granted thereunder. Future awards to the Company’s directors will be made under the New 1997 Plan.

2001 Plan

In August 2001, the Board of Directors adopted and approved the 2001 Non-statutory Stock Option Plan (“2001 Plan”). Options granted under the 2001 Plan may be exercised at any time within ten years from the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The 2001 Plan will terminate in 2011. As of December 31, 2006, of the total 750,000 shares authorized under the 2001 Plan, 158,520 remain available for future grants.

Executive Plan

In 2001, in connection with the hiring and appointment of two executive officers of PCTEL, the company granted an aggregate amount of 300,000 options at $8.00 per share outside of any stock option plan, pursuant to individual stock option agreements. As of December 31, 2006, 53,733 options are outstanding under the Executive Plan.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

Acceleration of Underwater Options

On January 28, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested options to purchase shares of common stock of PCTEL that are held by current employees, including executive officers, and which have an exercise price per share equal to or greater than $10.00. Options to purchase 1,606,805 shares of common stock were accelerated under this approval. The company accelerated these options in order to mitigate the associated future share-based compensation expense under SFAS 123(R). The acceleration of these options will result in PCTEL not being required to recognize share-based compensation expense of approximately $3.8 million beginning in the company’s quarter ending March 31, 2006 and through the company’s quarter ending March 31, 2008. The pro-forma net loss and pro-forma net loss per share for the year ended December 31, 2005 in Note 1 includes the $3.8 million impact of the acceleration of the underwater options. There was no income statement impact related to the acceleration of options for the year ended December 31, 2005.

A summary of the company’s stock option activity the share available and the stock option activity under all of the company’s stock Plans as of December 31, 2006:

	2006		2005		2004
	Shares	Options	Shares	Options	Shares	Options
	Available	Outstanding	Available	Outstanding	Available	Outstanding

Beginning of Year	1,807,526	4,112,881	1,834,435	4,362,972	2,882,663	3,486,108
Shares authorized	1,416,711	—	700,000	—	700,000	—
Options granted	(530,589)	530,589	(538,850)	538,850	(1,821,155)	1,821,155
Restricted stock awards	(438,674)	—	(720,436)	—	(292,778)	—
Restricted shares cancelled	126,000	—	77,200	—	11,000	—
Bonus shares awarded	(223,698)	—	—	—	—	—
Options exercised	—	(380,542)	—	(177,732)	—	(589,586)
Options forfeited	156,340	(156,340)	359,279	(359,279)	114,142	(114,142)
Options cancelled	140,961	(140,961)	251,930	(251,930)	240,563	(240,563)
Shares expired	—	—	(156,032)	—	—	—

End of Year	2,454,577	3,965,627	1,807,526	4,112,881	1,834,435	4,362,972

Exercisable		3,162,192		3,239,426		1,555,523

Weighted average exercise price:
Outstanding at Beginning of Year		9.54		9.82		9.48
Options granted		9.37		8.41		10.88
Options exercised		7.55		7.36		7.89
Options forfeited		11.98		13.54		26.51
Options cancelled		9.04		7.84		9.63

Outstanding at End of Year		9.63		9.54		9.82

Exercisable at End of Year		9.78		9.92		9.77

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

The weighted average contractual life and intrinsic value at December 31, 2006 was the following:

	Weighted
	Average
	Contractual	Intrinsic
	Life	Value

Options Outstanding	6.96	$2,762
Options Exercisable	6.46	$2,314

The range of exercise prices for options outstanding and exercisable at December 31, 2006 was $5.96 to $59.00. The following table summarizes information about stock options outstanding under all stock option plans:

		Options Outstanding		Options Exercisable
		Weighted
		Average
		Remaining	Weighted-		Weighted
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$ 5.96 — $ 7.20	477,333	5.44	$6.83	466,500	$6.84
7.26 — 7.81	397,307	6.50	7.49	318,137	7.52
7.83 — 8.40	397,594	6.38	7.98	337,928	7.96
8.44 — 9.09	446,373	7.62	8.83	199,804	8.92
9.11 — 10.20	398,850	8.63	9.44	106,518	9.83
10.25 — 10.70	625,000	6.97	10.54	585,252	10.54
10.72 — 11.55	462,170	7.30	11.21	387,053	11.25
11.56 — 11.84	720,100	7.06	11.72	720,100	11.72
12.16 — 13.30	33,400	6.63	12.82	33,400	12.82
59.00 — 59.00	7,500	3.08	59.00	7,500	59.00

$ 5.96 — $59.00	3,965,627	6.96	$9.63	3,162,192	$9.78

The table below shows the company’s outstanding restricted stock and unrecognized compensation expense at December 31, 2006:

		Weighted	Unrecognized	Weighted
	Shares	Average	Compensation	Average
Grant Year	Outstanding	Fair Value	Expense	Life

2002	129,000	6.63	$855	1.84
2003	59,000	11.59	684	1.68
2004	107,400	12.27	1,318	1.92
2005	445,100	7.84	3,491	2.97
2006	424,248	8.63	3,661	3.95

	1,164,748		$10,009

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

The following table summarizes restricted stock activity for the years ended December 31:

	2006	2005	2004

Shares
Beginning of Year	1,103,800	610,000	405,356
Restricted stock awards	438,674	720,436	292,778
Restricted shares vested	(289,226)	(149,436)	(77,134)
Restricted shares cancelled	(88,500)	(77,200)	(11,000)

End of Year	1,164,748	1,103,800	610,000

Weighted Average Fair Value
Beginning of year	8.51	9.42	7.49
Restricted stock awards	8.64	7.77	11.45
Restricted shares vested	8.55	8.36	9.05
Restricted shares cancelled	8.09	8.62	10.13
End of year	8.56	8.51	9.42

Common Stock Reserved for Future Issuance

At December 31, 2006, the company had 8,089,441 shares of common stock that could potentially be issued under various stock-based compensation plans described in Note 11. A summary of the reserved shares of common stock for future issuance are as follows:

	December 31,
	2006	2005

1997 Stock Option Plan	5,728,627	4,885,646
2001 Stock Option Plan	600,344	601,094
1998 Director Option Plan	—	400,000
Executive Plan	53,733	86,667
Employee Stock Purchase Plan	1,706,737	1,781,287

Total shares reserved	8,089,441	7,754,694

These amounts include the shares available for grant and the options outstanding.

Stock-Based Compensation Expense

Total stock compensation expense for the year ended December 31, 2006 was $4.5 million in the consolidated statements of operations, which included $2.4 million of restricted stock amortization, $1.2 million for stock option expense, $0.7 million for stock bonuses, and $0.2 million for stock compensation expense for the Employee Stock Purchase Plan (ESPP). The company recorded $0.4 million of tax benefits to additional paid in capital related to the exercise of stock options and vesting of restricted stock for the year ended December 31, 2006. The impact of adopting SFAS 123R on net income related to stock-based equity awards was $1.4 million and $0.07 per basic and diluted share in the year ended December 31, 2006. This amount represents the stock compensation recorded for stock option and for the ESPP. In fiscal 2005 and 2004 no compensation expense was recorded with respect to stock options granted as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no compensation expense was recorded for purchases under our Employee Stock Purchase Plan in accordance with APB 25.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

Restricted Stock

The company records the amortization of deferred compensation and stock bonuses within the functional expense lines of the income statement. For the year ended December 31, 2006 the company recorded amortization of deferred compensation of $2.4 million, net of forfeitures. For the year ended December 31, 2005, the company recorded amortization of deferred compensation of $2.4 million.

Stock Bonuses

The bonuses for the company’s 2006 Short Term Bonus Incentive Plan will be paid in shares of the company’s common stock in the first quarter of 2007. The company recorded stock-based compensation expense of $0.7 million for the Short Term Bonus Incentive Plan for the year ended December 31, 2006. The bonuses for the company’s 2005 Short Term Bonus Incentive Plan and the 2005 CEO Stretch Bonus Plan were paid in shares of the company’s common stock in the first quarter of 2006. The company recorded stock-based compensation expense of $1.5 million for the Short Term Bonus Incentive Plan for the year ended December 31, 2005. The company recorded stock-based compensation expense of $0.2 million for the 2005 CEO Stretch Bonus Plan for the year ended December 31, 2005.

Stock Options

In the first fiscal quarter of fiscal 2006, the company adopted SFAS No. 123(R), “Share Based Payments,” which revises SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) requires the company to record compensation expense for share-based payments, including employee stock options, at fair value. Prior to fiscal 2006, the company had accounted for its stock based compensation awards pursuant to Accounting Principles Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations, which allowed use of the intrinsic value method. Under the intrinsic value method, compensation expense for stock option based employee compensation was not recognized in the income statement as all stock options granted by the company had an exercise price equal to the market value of the underlying common stock on the option grant date. With the adoption of SFAS 123(R), the company is recognizing compensation expense for stock options on a graded vesting basis.

The company elected to use the modified prospective transition method to adopt SFAS No. 123(R). Under this transition method, compensation expense includes expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and the expense for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As required under the modified prospective transition method the company has not restated prior period results. As a result, certain components of the company’s quarterly financial statements will not be comparable until the first quarter of fiscal 2007, the anniversary of the company’s adoption of SFAS No. 123(R).

Total stock compensation expense for stock options was $1.2 million, net of forfeitures for the year ended December 31, 2006. As of December 31, 2006, the unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $1.6 million, net of estimated forfeitures to be recognized through 2010 over a weighted average period of 1.5 years.

The fair value of each unvested option was estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life. Because the company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate the

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

existing models may not necessarily provide a reliable single measure of the fair value of the employee stock options. Based on the Black-Scholes option-pricing model, the weighted average estimated fair value of employee stock option grants was $3.00 for 2006, $3.03 for 2005, and $3.63 for 2004.

ESPP

Based on the 15% discount and the fair value of the option feature of this plan, this plan is considered compensatory under SFAS 123(R). Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The company recognized compensation expense of $0.2 million for the year ended December 31, 2006.

The company calculated the fair value of each option grant and employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following assumptions:

				Employee Stock
	Stock Options			Purchase Plan
	2006	2005	2004	2006	2005	2004

Dividend yield	None	None	None	None	None	None
Risk-free interest rate	4.8%	3.6%	2.2%	4.7%	3.4%	1.4%
Expected volatility	48%	50%	45%	48%	37%	41%
Expected life (in years)	2.4	2.9	3.0	0.5	0.5	0.5

The risk-free interest rate was based on the U.S. Treasury yields with remaining term that approximates the expected life of the options granted. The company used an expected dividend yield of 0% for all periods because the company has never paid and does not anticipate paying dividends in the foreseeable future. The company calculates the volatility based on a historical period starting with January 2001. Prior to fiscal 2006, the company used the actual forfeiture method allowed under SFAS No. 123, which assumed that all options vest and pro forma expense was adjusted when options were forfeited. In 2006, the company incorporated a forfeiture rate based on historical data in the expense calculation. The expected life used for options granted in 2006 is based on historical data of employee exercise performance. Prior to fiscal 2006, the expected life was based on the average life of outstanding options.

Total non-cash compensation is reflected in the statements of operations as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Cost of goods sold	$331	$164	—
Research and development	630	309	$108
Sales and marketing	873	812	303
General and administrative	2,668	2,766	1,014

	$4,502	$4,051	$1,425

Employee Withholding Taxes on Stock Awards

Effective January 1, 2006, for ease in administering the issuance of stock awards, the company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the withholding taxes. During the year ended December 31, 2006, the company paid $1.4 million for withholding taxes related to stock awards.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

12.	Stock Repurchases

In August 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the common stock. In February and November 2003, the company extended the stock repurchase program to repurchase up to 1,000,000 and 500,000 additional shares, respectively, on the open market from time to time. During 2006, the company repurchased 227,100 shares for approximately $2.1 million and during 2005 the company repurchased 86,900 shares for approximately $0.8 million. Since the inception of the stock repurchase program the company has repurchased 2,314,000 shares of the outstanding common stock for approximately $18.7 million.

The following table is a history of the share repurchases by year for the year ended December 31 ($’s in thousands):

STOCK REPURCHASES

Fiscal Year	Shares	Amount

2002	775,800	$5,282
2003	762,800	6,224
2004	461,400	4,310
2005	86,900	759
2006	227,100	2,134

	2,314,000	$18,709

13.	Industry Segment, Customer and Geographic Information

The company principally operates in three business segments. They are Broadband Technology Group (BTG), Mobility Solutions Group (MSG), and Licensing. In May 2003, the company sold its modem product line to Conexant. Modems was a segment through 2004. Intercompany sales and profits are eliminated. The segment information for the years ended 2005 and 2004 have been restated to reflect the company’s current segment reporting structure.

PCTEL’s chief operating decision maker (CEO) uses only the below measures in deciding how to allocate resources and assess performance among the segments.

The results of operations by segment are as follows for the years ended December 31 (in thousands):

	BTG	MSG	Licensing	Modems	Total

2006
Revenue	$68,088	$9,793	$8,681	—	$86,562
Gross Profit	$28,175	$9,739	$8,658	—	$46,572
Operating Expenses					$64,507
Operating (Loss)					$(17,935)

	BTG	MSG	Licensing	Modems	Total

2005
Revenue	$68,535	$6,922	$2,289	—	$77,746
Gross Profit	$27,899	$6,762	$2,207	—	$36,868
Operating Expenses					$41,892
Operating (Loss)					$(5,024)

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

	BTG	MSG	Licensing	Modems	Total

2004
Revenue	$37,156	$5,129	$5,936	—	$48,221
Gross Profit	$17,805	$4,937	$5,693	$3,208	$31,643
Operating Expenses					$36,183
Operating (Loss)					$(4,450)

The company’s revenue to customers outside of the United States, as a percent of total revenues, is as follows:

	Years Ended December 31,
	2006	2005	2004

Europe	20%	13%	7%
Canada	3%	3%	5%
Latin America	0%	2%	5%
Asia Pacific	7%	5%	5%
Other	1%	1%	1%

	31%	24%	23%

One customer has accounted for revenue greater than 10% during the last three fiscal years are as follows:

	Years Ended December 31,
Customer	2006	2005	2004

TESSCO Technologies	9%	11%	10%

TESSCO, a distributor of wireless products is a customer in the Broadband Technology Group.

The long-lived assets by geographic region as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005

United States	$35,268	$33,152
Ireland and United Kingdom	$3,227	$25,705
Other	$103	$93

The decrease in the long-lived assets in Ireland and United Kingdom relate to the impairment of the goodwill and intangible assets. See Note 4, Goodwill and Other Intangible Assets for discussion of the impairments.

14.	Benefit Plans

401(k) Plan

The 401(k) plan covers all of the employees beginning the first of the month following the month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k). The company made $0.6 million in employer contributions to the 401(k) plan for the year ended December 31, 2006 and $0.5 million for the years ended December 31, 2005 and December 31, 2004.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

Post-retirement Health Insurance

Effective July 2003, the company started a plan to cover post-retirement health insurance for Martin H. Singer, Chairman of the Board and Chief Executive Officer. Based on an actuarial valuation prepared by RSM McGladrey in accordance with FAS 106, the company’s accumulated post retirement benefit obligation for this plan was $141,000 at December 31, 2005. On January 6, 2006, upon authorization of the Compensation Committee of the Board of Directors, the company and Martin H. Singer, entered into an amended and restated employment agreement which eliminated the post-retirement healthcare benefits for Mr. Singer and his family that were previously included in his original employment agreement. Mr. Singer requested the elimination of these benefits for reasons related to future corporate expense, the company’s commitment to defined contribution plans rather than defined benefit plans, and parity of benefits with other executives of the company. The company reversed the liability of $141,000 in the quarter ended March 31, 2006.

Personal Retirement Savings Account

The Personal Retirement Savings Account (PRSA) covers all current Sigma employees. Under this plan, there is no limit for employee contributions to the PRSA plan. The company may make discretionary contributions to this plan. The company made contributions of $27,000 for the year ended December 31, 2006 and $7,000 for the six months ended December 31, 2005.

Executive Deferred Compensation Plan

The company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, the company’s executives may defer up to 50% of salary and 100% of cash bonuses with a minimum of $1,500. In addition, the company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides our executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. At the December 31, 2006, the deferred compensation obligation of $0.9 million was included in Other Long-Term Accrued Liabilities. The company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Assets.

Pension Plan — Ireland

With the acquisition of Sigma in July 2005, the company assumed the liability for the Sigma employee participants in Sigma Communications Group Retirement and Death Benefit Plan (“old plan”). This old plan was closed to new employees in December 2003. At July 4, 2005 and December 31, 2005, a third party actuary determined the company’s pension assets, accumulated pension obligation, and the projected benefit obligation related to the Sigma participants in the old plan. At December 31, 2005, the company’s pension liability related to the Sigma employees was approximately $3.1 million. In the first quarter of 2006, the company set up a new plan — the PCTEL Europe Pension Plan (the “Plan”) for the 56 employees of Sigma that were participants in the old plan.

As part of the restructuring of the Dublin operations, the company terminated the Plan on June 16, 2006. The company negotiated the terms of the pension termination with the labor union since the labor union represented the majority of the employees in the Plan. Under the terms of the settlement, the company funded 50% of the cash shortfall in the Plan as calculated by the third party actuary less any severance amounts given to employees that exceeded 3 weeks severance for every year of service. The funding shortfall was based on pension requirements in

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

accordance with Irish regulations. The pension liability was $3.2 million at the date of the termination. The company incurred approximately $0.6 million in cash expense to fund the pension shortfall and for related expenses. The result was a non-cash net gain on the termination of the pension plan of $2.6 million, which was recorded as an offset to restructuring expense.

The effect on operations of the pension plan for the year ended December 31, 2006 and the six months ended December 31, 2005, respectively was as follows (in thousands):

	2006	2005

Expected return on plan assets	$133	$(86)
Service cost for benefits earned	150	96
Interest cost on benefit obligation	(112)	119

Net periodic pension costs	$171	$129

Excluding the payments related to the termination of the Plan, the company made pension contributions of $183,000 during the year ended December 31, 2006 and $62,000 during the six months ended December 31, 2005. Since the Plan has been terminated, no other payments are required and no cost other costs will be incurred.

The status of the pension plan at December 31, 2005 was as follows (in thousands):

2005

Change in benefit obligation
Projected benefit obligation, beginning of year	0
Service cost	96
Interest cost	119
Plan participants’ contribution	39
Net transfer in	5,559
Actuarial loss	86
Foreign currency translation adjustment	(103)

Projected benefit obligation, end of year	5,796

Change in plan assets
Fair value of plan assets, beginning of year	0
Actual return on plan assets	57
Employer contributions	63
Plan participants’ contribution	39
Net transfer in	2,526
Foreign currency translation adjustment	(48)
Fair value of plan assets, end of year	2,637
Funded status	(3,159)
Unrecognized net loss	112

Net liability at end of year	(3,047)

Pension liability recognized on balance sheet	(3,047)

Accumulated benefit obligation	4,108

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

The following actuarial rate assumptions used in determining the net periodic pension costs recognized in income during 2005:

Discount rate	4.25%
Expected rate of return on plan assets	6.50%
Average compensation inflation	4.00%

The weighted average actuarial rate assumptions used in determining the benefit obligation at December 31, 2005 were as follows

Discount rate	4.25%
Expected rate of return on plan assets	4.00%
Average compensation inflation	2.25%

The company’s pension plan weighted-average asset allocation at fiscal year end 2005 was as follows:

	December 31	Target 5
	2005	allocation

Equity securities	78.2%	50% − 80%
Debt securities	12.2%	10% − 25%
Property	4.9%	0 − 10%
Cash	4.7%	0 − 10%

15.	Quarterly Data (Unaudited)

	Quarters Ended,
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006
	(in thousands, except per share data)

Revenues	$18,566	$26,758	$20,526	$20,712
Gross profit	8,722	17,056	9,908	10,885
Loss from operations	(2,825)	7,262	(22,278)	(94)
Loss before provision for income taxes	(2,205)	8,010	(21,288)	851
Net loss	$(2,198)	$6,327	$(20,747)	$6,599
Basic loss per share	$(0.11)	$0.30	$(0.99)	$0.31
Shares used in computing basic loss per share	20,645	20,837	20,941	20,976
Diluted earnings loss per share	$(0.11)	$0.29	$(0.99)	$0.30
Shares used in computing diluted loss per share	20,645	21,586	20,941	21,637

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2006

	Quarters Ended,
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005
	(in thousands, except per share data)

Revenues	$15,008	$18,313	$21,632	$22,794
Gross profit	7,438	8,704	10,039	10,687
Loss from operations	(2,697)	(813)	(896)	(619)
Loss before provision for income taxes	(2,156)	(382)	(822)	(117)
Net loss	$(2,317)	$(322)	$(917)	$(156)
Basic loss per share	$(0.12)	$(0.02)	$(0.05)	$(0.01)
Shares used in computing basic loss per share	20,043	20,108	20,163	20,257
Diluted earnings loss per share	$(0.12)	$(0.02)	$(0.05)	$(0.01)
Shares used in computing diluted loss per share	20,043	20,108	20,163	20,257

In the quarter ended December 31, 2006 the company reversed a tax accrual for $5.2 million related to the modem business. During the quarter ended December 31, 2005, the company changed its estimate regarding the character in taxation of certain leasing income received in 2004. See Note 8 related to Income Taxes.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A:	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports that we file or submit under Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management of PCTEL is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. PCTEL’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of PCTEL;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of PCTEL are being made only in accordance with authorizations of management and directors of PCTEL; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of PCTEL’s assets that could have a material effect on the financial statements.

The management of PCTEL has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment of internal controls over financial reporting, management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton, LLC, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During 2006, the company remediated a material weakness related to income taxes.

Except as otherwise discussed above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The information required by this item concerning the company’s directors, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the sections entitled “Election of Directors”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement related to PCTEL’s 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year (the “Proxy Statement”).

Certain information required by this item concerning the company’s executive officers is set forth in Item 4 of this Report in the section captioned “Executive Officers of the Registrant”.

Item 11:	Executive Compensation

The information required by this item is incorporated by reference to the sections captioned “Executive Compensation and Other Matters” and “Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, is incorporated by reference to the information set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the Proxy Statement.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” contained in the Proxy Statement.

Item 14:	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
PCTEL, Inc.:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of PCTEL, Inc. and Subsidiaries referred to in our report dated March 16, 2007, which is included in Item 15 of this form. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation and Qualifying Accounts included in Schedule II are presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/  GRANT THORNTON LLP

Chicago, Illinois
March 16, 2007

PART IV

Item 15:	Exhibit and Financial Statement Schedules

(a)	(1) Financial Statements

The Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K on pages 31 to 66.

(a)	(2) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report under “Schedule II” immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2006.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Addition	End of
	of Year	Expenses	(Deductions)	Year

Year Ended December 31, 2004:
Allowance for doubtful accounts	$50	306	100	$456
Inventory reserves	$55	357	—	$412
Warranty reserves	$46	24	(30)	$40
Deferred tax assest valuation allowance	$9,985	1,558	322	$11,865
Year Ended December 31, 2005:
Allowance for doubtful accounts	$456	268	(406)	$318
Inventory reserves	$412	627	(174)	$865
Warranty reserves	$40	177	(71)	$146
Deferred tax assest valuation allowance	$11,865	1,501	448	$13,814
Year Ended December 31, 2006:
Allowance for doubtful accounts	$318	119	(103)	$333
Inventory reserves	$865	1,960	(1,943)	$883
Warranty reserves	$146	181	(144)	$183
Deferred tax assest valuation allowance	$13,814	4,903	145	$18,862

All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

(a)	(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333- 84707).
3.3	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.1	Specimen common stock certificate	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333- 84707).

10	.1+	Form of Indemnification Agreement between PCTEL and each of directors and officers	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333- 84707).
10	.5+	1998 Employee Stock Purchase Plan and form of agreements thereunder	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333- 84707).
10	.18+	Form of Management Retention Agreement for Officers	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.23+	2001 Nonstatutory Stock Option Plan and form of agreements hereunder	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on October 3, 2001 (Registration Statement No. 333-70886).
10	.25+	Employment Agreement between Jeffrey A. Miller and the Registrant, dated November 7, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.25.1+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Jeff Miller	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.26+	Employment Agreement between John Schoen and the Registrant, dated November 12, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.26.1+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by, and between PCTEL, Inc. and John Schoen	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.32+	Stock Option Agreement of Jeffrey A. Miller, dated November 15, 2001	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (Registration Statement No. 333-75204).
10.35		Lease agreement dated July 30, 2002 between PCTEL, Inc. and ASP Wheelie, LLC for an office building located at O’Hare Plaza, 8725 West Higgins Road, Chicago, IL	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10	.35.1	First Amendment to lease dated October 1, 2006 between PCTEL, Inc. and O’Hare Plaza I, LLC	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report Form 8-K on October 5, 2006.
10	.37+	Executive Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10	.38+	Executive Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10	.39+	Board of Directors Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10	.40+	Board of Directors Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.42		Lease agreement dated September 19, 1998 between Dynamic Telecommunications, Inc. and Wisteria Office Park, 12810, Wisteria Drive, Germantown, MD 20874	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.44		Purchase and Sale Agreement dated November 1, 2004, between PCTEL, Inc. and Evergreen Brighton, L.L.C.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.48		Purchase Agreement dated April 14, 2005 between PCTEL Antenna Products Group, a wholly owned subsidiary of PCTEL, Inc. and Quintessence Publishing Company, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10	.49+	Letter Agreement dated April 18, 2005 between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on August 23, 2005.
10	.50+	Letter Agreement dated September 16, 2005 between PCTEL Maryland, Inc. and First Campus Limited Partnership	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2005.
10.52		Amended and Restated Employment Agreement, dated as of January 6, 2006, by and between PCTEL, Inc. and Martin H. Singer	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on January 10, 2006.
10.53		Amended and Restated Retention Agreement, dated as of January 6, 2006, by and between PCTEL, Inc. and Martin H. Singer	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on January 10, 2006.
10.54		1997 Stock Plan (as amended and restated March 16, 2006)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 9, 2006.
10	.54-1	Forms of agreement under 1997 Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report Form 10-Q for the quarter ended June 30, 2006.
10.55		Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.56	Letter, agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Steve Deppe	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.57	Amendment to lease agreement between PCTEL, Inc. and O’Hare Plaze I LLC dated October 1, 2006	Filed herewith
16.1	Letter from Pricewaterhouse Coopers LLP to the Securities and Exchange Commission dated May 18. 2006	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on May 18, 2006.
21.1	List of significant subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
23.2	Consent of Grant Thornton LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

+	Management contract or compensatory plan or arrangement required to be filed as exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

PCTEL, Inc.
A Delaware Corporation
(Registrant)

/s/ Martin H. Singer
Martin H. Singer
Chairman of the Board and
Chief Executive Officer
Dated: March 16, 2007

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

Signature	Title	Date

/s/ Martin H. Singer (Martin H. Singer)	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2007

/s/ John Schoen (John Schoen)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Richard C. Alberding (Richard C. Alberding)	Director	March 16, 2007

/s/ Brian J. Jackman (Brian J. Jackman)	Director	March 16, 2007

/s/ Steven D. Levy (Steven D. Levy)	Director	March 16, 2007

/s/ Giacomo Marini (Giacomo Marini)	Director	March 16, 2007

Signature	Title	Date

/s/ John Sheehan (John Sheehan)	Director	March 16, 2007

/s/ Carl A. Thomsen (Carl A. Thomsen)	Director	March 16, 2007

Exhibit Index

Item Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect
3.3		Amended and Restated Bylaws of the Registrant
4.1		Specimen common stock certificate
10.1		Form of Indemnification Agreement between PCTEL and each of directors and officers
10.5		1998 Employee Stock Purchase Plan and form of agreements thereunder
10.18		Form of Management Retention Agreement for Officers
10.23		2001 Nonstatutory Stock Option Plan and form of agreements hereunder
10.25		Employment Agreement between Jeffrey A. Miller and the Registrant, dated November 7, 2001
10	.25.1	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Jeff Miller
10.26		Employment Agreement between John Schoen and the Registrant, dated November 12, 2001
10	.26.1	Letter agreement dated August 22, 2006 amending the Employment Agreement, by, and between PCTEL, Inc. and John Schoen
10.32		Stock Option Agreement of Jeffrey A. Miller, dated November 15, 2001
10.35		Lease agreement dated July 30, 2002 between PCTEL, Inc. and ASP Wheelie, LLC for an office building located at O’Hare Plaza, 8725 West Higgins Road, Chicago, IL
10	.35.1	First Amendment to lease dated October 1, 2006 between PCTEL, Inc. and O’Hare Plaza I, LLC
10.37		Executive Deferred Compensation Plan
10.38		Executive Deferred Stock Plan
10.39		Board of Directors Deferred Compensation Plan
10.40		Board of Directors Deferred Stock Plan
10.42		Lease agreement dated September 19, 1998 between Dynamic Telecommunications, Inc. and Wisteria Office Park, 12810, Wisteria Drive, Germantown, MD 20874
10.44		Purchase and Sale Agreement dated November 1, 2004, between PCTEL, Inc. and Evergreen Brighton, L.L.C.
10.48		Purchase Agreement dated April 14, 2005 between PCTEL Antenna Products Group, a wholly owned subsidiary of PCTEL, Inc. and Quintessence Publishing Company, Inc.
10.49		Letter Agreement dated April 18, 2005 between PCTEL, Inc. and Biju Nair
10.50		Letter Agreement dated September 16, 2005 between PCTEL Maryland, Inc. and First Campus Limited Partnership
10.52		Amdended and Restated Employment Agreement, dated as of January 6, 2006, by and between PCTEL, Inc. and Martin H. Singer
10.53		Amended and Restated Retention Agreement, dated as of January 6, 2006, by and between PCTEL, Inc. and Martin H. Singer
10.54		1997 Stock Plan (as amended and restated March 16, 2006)
10	.54-1	Forms of agreement under 1997 Stock Plan
10.55		Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Biju Nair
10.56		Letter, agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Steve Deppe
10.57		Amendment to lease agreement between PCTEL, Inc. and O’Hare Plaze I LLC dated October 1, 2006
16.1		Letter from Pricewaterhouse Coopers LLP to the Securities and Exchange Commission dated May 18. 2006
21.1		List of signifcant subsidiaries
23.1		Consent of PricewaterhouseCoopers LLP
23.2		Consent of Grant Thornton LLP
31.1		Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Item Number	Description

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Setion 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002