Form 10-Q
period 2007-03-31
PC TEL INC
filed 2007-05-10
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-27115
PCTEL, Inc.
(Exact Name of Business Issuer as Specified in Its Charter)

Delaware	77-0364943
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
8725 W. Higgins Road, Suite 400,	60631
Chicago IL	(Zip Code)
(Address of Principal Executive Office)
(773) 243-3000
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
☐ Large accelerated filer     ☑ Accelerated filer     ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	22,443,875 as of May 1, 2007

PCTEL, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2007

PCTEL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED, in thousands except per share amounts)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,762	$59,148
Short-term investment	19,977	11,623
Accounts receivable, net of allowance for doubtful accounts of $299 and $333, respectively	17,767	14,034
Inventories, net	8,503	7,258
Prepaid expenses and other assets	2,067	2,059

Total current assets	96,076	94,122
PROPERTY AND EQUIPMENT, net	12,842	12,357
GOODWILL	17,602	17,569
OTHER INTANGIBLE ASSETS, net	6,756	7,451
OTHER ASSETS	1,252	1,221

TOTAL ASSETS	$134,528	$132,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,456	$885
Deferred revenue	2,017	1,025
Other accrued liabilities	5,389	6,964
Short-term debt	1,071	869

Total current liabilities	10,933	9,743

Other long-term accrued liabilities	2,308	2,284

Total liabilities	$13,241	$12,027

COMMITMENTS and CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,437,009 and 22,065,145 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	22	22
Additional paid-in capital	166,873	165,556
Accumulated deficit	(47,429)	(46,671)
Accumulated other comprehensive income	1,821	1,786

Total stockholders’ equity	121,287	120,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,528	$132,720

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, in thousands except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
REVENUES	$18,952	$18,566
COST OF REVENUES	9,200	9,844

GROSS PROFIT	9,752	8,722
OPERATING EXPENSES:
Research and development	3,975	2,916
Sales and marketing	3,467	3,543
General and administrative	3,749	3,748
Amortization of intangible assets	695	1,037
Restructuring charges, net	—	553
Gain on sale of assets and related royalties	(250)	(250)

Total operating expenses	11,636	11,547

LOSS FROM OPERATIONS	(1,884)	(2,825)

OTHER INCOME, NET	953	620

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(931)	(2,205)
BENEFIT FOR INCOME TAXES	(173)	(7)

NET LOSS	$(758)	$(2,198)

Basic loss per share	$(0.04)	$(0.11)
Shares used in computing basic loss per share	21,029	20,645
Diluted loss per share	$(0.04)	$(0.11)
Shares used in computing diluted loss per share	21,029	20,645
The accompanying notes are an integral part of these consolidated financial statements

PCTEL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating Activities:
Net loss	($758)	($2,198)
Adjustments to reconcile net loss to net cash used:
Depreciation and amortization	1,178	1,527
Stock-based compensation	1,397	1,149
Gain on sale of assets and related royalties	(250)	(250)
Loss on disposal/sale of property and equipment	9	27
Payment of withholding tax on stock-based compensation	(778)	(1,008)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,733)	136
Inventories, net	(1,245)	(223)
Prepaid expenses and other assets	(39)	809
Accounts payable	1,571	(164)
Income taxes payable	(54)	(41)
Other accrued liabilities	(1,498)	18
Deferred revenue	992	(310)

Net cash used in operating activities	(3,208)	(528)

Investing Activities:
Capital expenditures	(965)	(792)
Proceeds from disposal of property and equipment	—	92
Purchase of short-term investments	(19,977)	—
Proceeds from maturities of short-term investments	11,623	—
Proceeds on sale of assets and related royalties	250	250

Net cash used in investing activities	(9,069)	(450)

Financing Activities:
Proceeds from issuance of common stock	700	666
Short-term borrowings, net	202	—

Net cash provided by financing activities	902	666

Net decrease in cash and cash equivalents	(11,375)	(312)
Effect of exchange rate changes on cash	(12)	(32)
Cash and cash equivalents, beginning of year	59,148	58,966

Cash and Cash Equivalents, End of Year	$47,762	$58,622

The accompanying notes are an integral part of these consolidated financial statements

PCTEL, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2006.
Basis of Consolidation and Foreign Currency Translation
The company uses the United States dollar as the functional currency for the financial statements. The company uses the local currency as the functional currency for its subsidiaries in China (Yuan), Ireland (Euro), United Kingdom (Pounds Sterling), Serbia (Euro) and Japan (Yen). Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. All gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. Net foreign exchange gains resulting from foreign currency transactions included in other income (expense), net were $26,000 and $28,000 for the three months ended March 31, 2007 and March 31, 2006, respectively.
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We do not expect SFAS 159 to have a material impact on our consolidated financial statements.
Effective January 2007, the company adopted provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). See Note 10 on Income Taxes for discussion of FIN 48.
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
In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods’ financial statements for changes in accounting principle. SFAS No. 154 will be effective for the company beginning in fiscal year 2007. This statement does not have a material impact on the company’s consolidated financial statements.
2. Cash Equivalents and Short-Term Investments
At March 31, 2007, cash equivalents were invested in money market funds as well as certificates of deposit, commercial paper, and municipal bonds with original maturities of less than 90 days. At March 31, 2007, short-term investments were invested in certificates of deposit, commercial paper, and municipal bonds with original maturities of greater than 90 days.

3. Inventories
Inventories as of March 31, 2007 and December 31, 2006 were composed of raw materials, sub assemblies, finished goods and work-in-process. Sub assemblies are included within raw materials. As of March 31, 2007 and December 31, 2006, the allowance for inventory losses was $1.0 million and $0.9 million, respectively.

	March 31,	December 31,
	2007	2006
Raw materials	$7,181	$6,089
Work in process	428	417
Finished goods	1,905	1,635
Excess & Obsolescence reserves	(1,011)	(883)

Inventories, net	$8,503	$7,258

4. Earnings per Share
The following table set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(758)	$(2,198)

Basic loss per share:
Weighted average common shares outstanding	22,314	21,820
Less: Weighted average shares subject to repurchase	(1,285)	(1,175)

Weighted average common shares outstanding	21,029	20,645

Basic loss per share	$(0.04)	$(0.11)

Diluted loss per share:
Weighted average common shares outstanding	21,029	20,645
Weighted average shares subject to repurchase	*	*
Weighted average common stock option grants	*	*
Weighted average common shares and common stock Equivalents outstanding	21,029	20,645

Diluted loss per share	$(0.04)	$(0.11)

*	These amounts have been excluded since the effect is anti-dilutive.
Common stock equivalents consist of stock options and restricted shares using the treasury stock method. Common stock options and restricted shares are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants excluded from the calculations of diluted net loss per share were 725,000 and 491,000 for the three months ended March 31, 2007 and March 31, 2006.
5. Stock-Based Compensation
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
Total stock compensation expense for the three months ended March 31, 2007 was $1.4 million in the consolidated statement of operations, which included $0.7 million of restricted stock amortization, $0.3 million for stock option expense, and $0.3 million for stock bonuses, and $0.1 million for stock compensation expense for the ESPP. Total stock compensation expense for the three months ended March 31, 2006 was $1.2 million, which included $0.5 million for restricted stock amortization, $0.3 million for stock option expense, and $0.3 million for stock bonuses, and $0.1 million for stock compensation expense for the ESPP.
Stock Options
The fair value of each unvested option was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions during the three months ended March 31, 2007 and 2006:

	March 31,	March 31,
	2007	2006
Weighted average fair value of options granted	$2.44	$2.59

Dividend yield	None	None
Risk-free interest rate	4.9%	4.3%
Expected volatility	45%	50%
Expected life (in years)	1.7	2.0
The company issued 67,260 options in the three months ended March 31, 2007 and 134,590 options in the three months ended March 31, 2006. During the three months ended March 31, 2007, the company received $0.4 million in proceeds from the exercise of 54,108 options. For the three months ended March 31, 2006, the company received $0.4 million in proceeds from the exercise of 58,604 options. As of March 31, 2007, the unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $1.7 million, net of estimated forfeitures to be recognized through 2009 over a weighted average period of 1.5 years.
A summary of the company’s stock option activity and related information follows for the three months ended March 31, 2007 (in thousands except share amounts):

		Weighted	Weighted
	Summary of	Average	Average	Aggregate
	Option	Exercise	Contractual	Intrinsic
	Activity	Price	Life (Yrs)	Value
Outstanding at December 31, 2006	3,965,627	$9.63
Granted	67,260	9.30
Expired or cancelled	(6,669)	9.13
Forfeited	(19,445)	9.45
Exercised	(54,108)	10.24

Outstanding at March 31, 2007	3,952,665	$9.66	6.77	$5,780

Exercisable at March 31, 2007	3,213,669	$9.77	6.28	$4,846
The following table summarizes information about stock options outstanding under all Stock Plans at March 31, 2007:

				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted-		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$ 6.00	–	$7.20	445,571	5.16	$6.88	445,571	$6.88
7.26	–	7.83	424,870	6.39	7.52	350,665	7.53
7.84	–	8.54	419,136	6.46	8.08	327,963	7.99
8.62	–	9.11	406,508	7.24	8.91	259,180	8.89
9.12	–	10.00	404,230	8.71	9.40	87,911	9.73
10.02	–	10.70	635,180	6.67	10.53	597,180	10.53
10.72	–	11.55	456,170	7.06	11.20	384,199	11.25
11.56	–	11.84	720,100	6.81	11.72	720,100	11.72
12.16	–	13.30	33,400	6.39	12.82	33,400	12.82
59.00	–	59.00	7,500	2.84	59.00	7,500	59.00

$ 6.00	–	$59.00	3,952,665	6.77	$9.66	3,213,669	$9.77
Employee Stock Purchase Plan (ESPP)
Eligible employees are able to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period under the company’s Employee Stock Purchase Plan (ESPP). Each offering period is six months. The company received proceeds of $0.3 million from the issuance of 39,069 shares under the ESPP in February 2007.
Based on the 15% discount and the fair value of the option feature of this plan, this plan is considered compensatory under SFAS 123(R). Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.
The key assumptions used in the valuation model during the nine months ended March 31, 2007 and 2006 are provided below:

	March 31,	March 31,
	2007	2006
Dividend yield	None	None
Risk-free interest rate	5.0%	4.3%
Expected volatility	45%	50%
Expected life (in years)	0.5	0.5
Restricted Stock
Restricted stock is amortized ratably over the vesting period of the applicable shares. The company grants restricted awards that generally vest over service periods. Grants to new employees vest over five years. In prior years, the annual grants to employees vested over five years. In the quarter ended March 31, 2007, the company issued its annual grants to employees with a four-year vesting period. The company has granted certain executives with performance based restricted stock awards. Each quarter, the company determines compensation expense for these awards based on estimated achievement compared to the targets for each grant.
The company issued 301,130 restricted awards in the quarter ended March 31, 2007. During the quarter ended March 31, 2006, the company issued 275,000 restricted stock awards. For the three months ended March 31, 2007, 175,420 shares vested with a value of $1.7 million and for the three months ended March 31, 2006, 166,360 shares vested with a value of $1.5 million. Total unrecognized compensation expense related to restricted stock was approximately $10.4 million, net of forfeitures to be recognized through 2012 over a weighted average period of 3.1 years.
A summary of the company’s restricted stock activity and related information follows for the three months ended March 31, 2007:

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Balance at December 31, 2006	1,164,748	8.56
Restricted stock awards	301,130	10.42
Restricted shares vested	(175,420)	8.87
Restricted shares cancelled	(5,400)	7.86

Balance at March 31, 2007	1,285,058	8.98
Short Term Incentive Plan
The bonuses for the company’s Short Term Incentive Plan are paid in shares of the company’s common stock. The shares earned under the plan are issued in the first quarter following the end of the fiscal year. In the three months ended March 31, 2007, the company issued 42,923 shares, net of shares withheld for payment of withholding tax, for the 2006 Short Term Incentive Plan. In the three months ended March 31, 2006, the company issued 140,290 shares, net of shares withheld for payment of withholding tax, for the 2005 Short Term Incentive plan and 14,796 shares, net of shares withheld for payment of withholding tax, for the 2005 CEO Stretch Bonus Plan. The CEO Stretch Bonus Plan was discontinued in 2006.
Employee Withholding Taxes on Stock Awards
Effective January 1, 2006, for ease in administering the issuance of stock awards, the company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. During the three months ended March 31, 2007 and March 31, 2006, the company paid $0.8 million and $1.0 million, respectively, for withholding taxes related to stock awards.
Stock Repurchases
The company did not repurchase any shares during the three months ended March 31, 2007. The company is authorized to purchase 186,000 additional shares under the repurchase program.
6. Comprehensive Income
The following table provides the calculation of other comprehensive income for the three months ended March 31, 2007 and March 31, 2006 (in thousands):

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Net loss	$(758)	$(2,198)
Other comprehensive income:
Cumulative translation adjustment	35	593

Comprehensive loss	$(723)	$(1,605)

7. Restructuring
Dublin, Ireland Restructuring
On April 7, 2006, the company reached an agreement in principle with the labor union responsible for the company’s manufacturing and certain other personnel in its Dublin, Ireland factory to discontinue the manufacture of the iVET, PMR and DPMR lines of the company’s antenna products at that location. The agreement was formally signed on April 20, 2006. This agreement enabled the company to wind down its manufacturing operations at the Dublin facility, terminate 65 redundant employee positions, downsize its space under the current lease at this location, and reduce its pension obligations to terminated and remaining employees. Manufacturing of the lines of antenna products was relocated either to a contract manufacturer in St. Petersburg, Russia, or to the company’s BTG facility in Bloomingdale, Illinois. The process of winding down manufacturing operations in Dublin and relocating the products to their new manufacturing locations was completed in

September 2006 and the general and administrative support functions were eliminated in December 2006. The restructuring expense incurred during the three months ended March 31, 2006 related to an accrual for statutory employee termination benefits. During the three months ended March 31, 2007, the company made lease payments related to the facility space no longer in use.
The following table shows the restructuring activity during the three months ended March 31, 2007 (in thousands):

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Restructuring	Cash	March 31,
	2006	Expense	Payments	2007
Facility lease	$52	—	($26)	$26

8. Short Term Debt

	March 31,	December 31,
	2007	2006
Maxrad Tianjin	$101	$100
PCTEL Limited (Ireland)	970	769

Total	$1,071	$869

The borrowings for Maxrad Tianjin are denominated in Chinese Yuan and the weighted average interest rate on these borrowings was 6.4% during the three months ended March 31, 2007. The borrowings for PCTEL Limited are denominated in Euros and the weighted average interest rate on these borrowings was 5.3% during the three months ended March 31, 2007.
9. Commitments and Contingencies
Warranties and Sales Returns
The company’s BTG segment allows its major distributors and certain other customers to return unused product under specified terms and conditions. In accordance with FAS 48, the company accrues for product returns at the time of original sale based on historical sales and return trends. The company’s allowance for sales returns was $238,000 and $242,000 at March 31, 2007 and December 31, 2006, respectively.
The company offers repair and replacement warranties of on average two years for antennas products and one year for scanner products. The company’s warranty reserve for these products based on historical sales and costs of repair and replacement trends. The company reports warranty reserves as a current liability included in accrued liabilities. The warranty reserve was $177,000 and $184,000 at March 31, 2007 and December 31, 2006, respectively.
Legal Proceedings
Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.
In March 2002, plaintiff Ronald H. Fraser (“Fraser”) filed a complaint in the California Superior Court for breach of contract and declaratory relief against us and for breach of contract, conversion, negligence and declaratory relief against the company’s transfer agent, Wells Fargo Bank Minnesota, N.A. The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April 2000. At a mandatory settlement conference held in September 2004, Fraser stipulated to judgment in favor of the company. In November 2004 Fraser appealed the judgment entered against him. On February 6, 2007, the Court of Appeal for the Sixth Appellate District issued an opinion affirming the trial court’s order granting PCTEL’s motion for summary judgment. On March 2, 2007, Fraser submitted an appeal of this decision and on March 7, 2007, the Court of Appeal for the Sixth Appellate District denied his appeal. In March 2007, Fraser appealed to the Supreme Court of California. The company believes this appeal is without merit, but cannot predict or determine the outcome of this proceeding or the potential range of loss, if any.

10. Income Taxes
For the three months ended March 31, 2007, the company recorded an income tax benefit of $0.2 million. This tax benefit represents a projected effective rate of 18.6%. The tax rate for the three months ended March 31, 2007 differs from the statutory tax rate because the company has a valuation allowance on its deferred tax assets. Provision for deferred tax liabilities related to goodwill amortization and projected utilization of research and development credits also impacted the statutory rate.
Significant management judgment is required to assess the likelihood that the company’s deferred tax assets will be recovered from future taxable income. The company maintains a valuation allowance against deferred tax assets, as a result of uncertainties regarding whether they will be realized.
The company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes the recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. Upon adoption, the company decreased deferred tax assets and the associated valuation allowances by $0.9 million. There was no net balance sheet impact as a result of adoption of FIN 48.
The company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. Our federal and our state income tax years, with limited exceptions, are closed through 2001. The company does not believe that any of its tax positions will significantly change within the next twelve months. Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.
The company classifies interest and penalties associated with our uncertain tax positions as a component of income tax expense. There were no interest or penalties related to income taxes recorded in the consolidated financial statements.
11. Industry Segment, Customer and Geographic Information
The company principally operates in three business segments. They are Broadband Technology Group (BTG), Mobility Solutions Group (MSG), and Licensing. Intercompany sales and profits are eliminated. The segment information for the quarter ended March 31, 2006 has been restated to reflect the company’s current segment reporting structure.
PCTEL’s chief operating decision maker (CEO) uses only the below measures in deciding how to allocate resources and assess performance among the segments.
The results of operations by segment are as follows (in thousands):

(unaudited)	BTG	MSG	LICENSING	TOTAL
Three months ended March 31, 2007
Revenue	$16,341	$2,335	$276	$18,952
Gross Profit	7,156	2,324	272	9,752
Operating Expenses				11,636
Operating Loss				($1,884)

(unaudited)	BTG	MSG	LICENSING	TOTAL
Three months ended March 31, 2006
Revenue	$16,059	$2,117	$390	$18,566
Gross Profit	6,234	2,103	385	8,722
Operating Expenses				11,547
Operating Loss				($2,825)
The company’s revenues to customers outside of the United States, as a percent of total revenues for the three months ended March 31, 2007 and March 31, 2006, are as follows:

	Three Months Ended
(unaudited)	March 31,
	2007	2006
Europe	23%	20%
North America	2%	4%
Asia Pacific	6%	4%
Latin America	4%	3%

	35%	31%

Revenue from the company’s major customers representing 10% or more of total revenues for the three months ended March 31, 2007 and March 31, 2006 are as follows:

	Three months ended
(Unaudited)	March 31,
Customer	2007	2006
Tessco Technologies	8%	11%
Tessco is a customer in the company’s BTG segment
12. Benefit Plans
401(k) Plan
The 401(k) plan covers all of the domestic employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute a portion of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k) plan. The company made $180,000 and $151,000 in employer contributions to the 401(k) plan for the three months ended March 31, 2007 and 2006, respectively.
Personal Retirement Savings Account
The Personal Retirement Savings Account (PRSA) covers all current employees of PCTEL Limited in Ireland and the United Kingdom. Under this plan, there is no limit for employee contributions of their current compensation to the PRSA plan. The company may make discretionary contributions to this plan. The company made contributions of approximately $10,000 and $3,000 for the three months ended March 31, 2007 and March 31, 2006, respectively.
Executive Deferred Compensation Plan
The company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, our executives may defer up to 50% of salary and 100% of cash bonuses with a minimum of $1,500. In addition, the company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides our executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. At the March 31, 2007, the deferred compensation obligation of $0.9 million was included in Other Long-Term Accrued Liabilities. The company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Assets.
Post-retirement health insurance
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

Pension Plan — Ireland
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
Prior to the termination of the Plan, the effect on operations of the pension plan for the three months ended March 31, 2006, was as follows (in thousands):

	Pension Benefits
	Three Months Ended
	March 31
	2007	2006
Service costs	—	$55
Interest costs	—	61
Expected return on plan assets	—	(46)

Net periodic expense	—	$70

The company made pension contributions of $38,000 during the three months ended March 31, 2006.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the financial statements for the year ended December 31, 2006 contained in our Form 10-K filed on March 16, 2007. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward-looking statements include, among others, those statements including the words, “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar import. Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements.
Introduction
PCTEL focuses on wireless broadband mobility. We design and develop innovative antennas that extend the reach of broadband and other wireless networks and that simplify the implementation of those networks. We provide highly specialized software-defined radios that facilitate the design and optimization of broadband wireless networks and we develop software that simplifies and secures wireless access to the network. We provide our products, both software and RF products, to wireless and private carriers, wireless infrastructure and handset providers, wireless equipment distributors, VARs and other OEMs. Additionally, we license our intellectual property, principally related to a discontinued modem business, to semiconductor, PC manufacturers, modem suppliers, and others.
We operate in three separate product segments: our Broadband Technology Group (BTG), Mobility Solutions Group (MSG), and Licensing. PCTEL maintains expertise in several technology areas. These include DSP chipset programming, Radio Frequency, software engineering, mobile device operating systems, antenna design and manufacture, mechanical engineering, wireless connectivity, authentication, security, specialized communication devices, advanced algorithm development, and cellular engineering. We report revenue and gross profit for BTG, MSG, and Licensing as separate product segments. In 2006, we reorganized from four segments to three segments. The revenues and gross profit by segment have been restated to reflect our current segment reporting structure.
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
Licensing revenue is dependent on the signing of new license agreements and the success of the licensees in the marketplace. New licenses often contain up front payments pertaining to past royalty liability, or one time payments if the license is perpetual. This can make licensing revenue uneven. During 2006, we were successful in licensing our modem technology to what we believe is the last of the significant users of its modem technology that are not already under license. We anticipate that licensing revenue will decline in 2007 to approximately $1.0 million or less and will continue to decline significantly in future periods.

Results of Operations
Three months Ended March 31, 2007
(All amounts in tables, other than percentages, are in thousands)
Revenues

	BTG	MSG	LICENSING	TOTAL
Three months ended March 31, 2007
Revenue	$16,341	$2,335	$276	$18,952
% change from year ago period	1.8%	10.3%	(29.2%)	2.1%

Three months ended March 31, 2006
Revenue	$16,059	$2,117	$390	$18,566
% change from year ago period	19.9%	88.7%	(20.7%)	23.7%
BTG revenues were approximately $16.3 million for the three months ended March 31, 2007, an increase of 2% from the prior year period. Growth in scanner sales was offset by a decrease in antenna revenue resulting from the elimination of lower margin antenna product lines.
MSG revenues increased approximately 10% to $2.3 million in the three months ended March 31, 2007 compared to the same period in fiscal 2006. The revenue continues to be a mixture of license, maintenance fees and customization fees for the roaming client product and revenue associated with our IMS (IP multimedia subsystem) software. Data client revenues dominate MSG revenues as IMS technology is currently in its pre-commercial deployment trial stage throughout the world.
Licensing revenues were approximately $0.3 million in the three months ended March 31, 2007 compared to $0.4 million in the three months ended March 31, 2006. With the completion of the modem patent litigation last year, we only have several relatively small licensing agreements that will run to completion in 2007.
Gross Profit

	BTG	MSG	LICENSING	TOTAL
Three Months Ended March 31, 2007
Gross Profit	$7,156	$2,324	$272	$9,752
Percentage of revenue	43.8%	99.5%	98.6%	51.5%
% of revenue change from year ago period	5.0%	0.2%	(0.1%)	4.5%

Three Months Ended March 31, 2006
Gross Profit	$6,234	$2,103	$385	$8,722
Percentage of revenue	38.8%	99.3%	98.7%	47.0%
% of revenue change from year ago period	5.0%	3.0%	(0.3%)	2.6%
Our product segments vary significantly in gross profit percent. The increase in overall gross profit as a percentage of revenues for the three months ended March 31, 2007 compared to the prior year is due to the higher mix of MSG products and scanners, as well margin improvements within the antenna product line.
BTG margin was 43.8% in the three months ended March 31, 2007 approximately 5.0% better than the comparable period in fiscal 2006. The margin improvement reflects growth in our higher margin scanner products, improvements achieved in our iVET antenna products that were outsourced to lower manufacturing sources in 2006, the elimination of lower margin antenna products from the portfolio, and increased efficiencies in our Bloomingdale, Illinois facility. We expect long-term gross profit in this segment to be in the mid 40% range.
MSG margin was approximately 99.5% for the three months ended March 31, 2007. The cost of goods sold in the segment relates primarily to third party licenses included in the Roaming Client product. Compared to 2006, gross profit as a percentage of revenue was 0.2% higher than the three months ended March 31, 2006. We expect long-term gross profit in this segment to be in the upper 90% range.

Licensing margin was approximately 98.6% for the three months ended March 31, 2007. Compared to 2006, gross profit as a percentage of revenue was 0.1% worse than the three months ended March 31, 2006.
Research and Development

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Research and development	$3,975	$2,916
Percentage of revenues	21.0%	15.7%
% change from year ago period	36.3%	18.1%
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
Research and development expenses increased approximately $1.1 million for the three months ended March 31, 2007 compared to the comparable period in 2006. The increase is due to incremental investments in headcount and expenses across all products.
Sales and Marketing

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Sales and marketing	$3,467	$3,543
Percentage of revenues	18.3%	19.1%
% change from year ago period	(2.1%)	13.7%
Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.
Sales and marketing expenses decreased approximately $0.1 million for the three months ended March 31, 2007 compared to the same period in fiscal 2006 due to lower rep firm commissions for BTG products.
General and Administrative

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
General and administrative	$3,749	$3,748
Percentage of revenues	19.8%	20.2%
% change from year ago period	0.0%	(10.1%)
General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.
General and administrative expenses were virtually unchanged for the three months ended March 31, 2007 compared to the same period in fiscal 2006 as higher stock-based compensation expense offset reduction of costs associated with the Dublin facility. In the three months ended March 31, 2006, we also reversed a liability of $141,000 for CEO retirement benefits.

Amortization of Intangible Assets

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Amortization of other intangible assets	$695	$1,037
Percentage of revenues	3.7%	5.6%
The amortization of intangible assets relates to DTI in 2003, MAXRAD in January 2004, the antenna product lines from Andrew Corporation in October 2004, and the antenna product lines from Sigma in July 2005. The $0.3 million decrease for amortization in the three months ended March 31, 2007 is due to lower amortization for the intangible assets that were impaired during the three months ended September 30, 2006.
Restructuring Charges

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Restructuring charges	—	$553
Percentage of revenues	0.0%	3.0%
On April 7, 2006, we reached an agreement in principle with the labor union responsible for our manufacturing and certain other personnel in our Dublin, Ireland factory to discontinue the manufacture of the iVET, PMR and DPMR lines of our antenna products at that location. The agreement was formally signed on April 20, 2006. This agreement enabled us to wind down our manufacturing operations at the Dublin facility, terminate 65 redundant employee positions, downsize our space under the current lease at this location, and reduce our pension obligations to terminated and remaining employees. Manufacturing of the lines of antenna products was relocated either to a contract manufacturer in St. Petersburg, Russia, or to our BTG facility in Bloomingdale, Illinois. The process of winding down manufacturing operations in Dublin and relocating the products to their new manufacturing locations was completed in September 2006 and the general and administrative support functions were eliminated in December 2006. The restructuring expense incurred during the three months ended March 31, 2006 related to an accrual for statutory employee termination benefits.
Gain on sale of assets and related royalties

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Gain on sale of assets and related royalties	$250	$250
Percentage of revenues	1.3%	1.3%
All royalty amounts represent royalties from Conexant. The royalty agreement with Conexant runs through June 30, 2009.
Other Income, Net

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Other income, net	$953	$620
Percentage of revenues	5.0%	3.3%
Other income, net, consists primarily of interest income, and also interest expense and foreign exchange gains and losses. Interest income increased for the three months ended March 31, 2007 compared to the same periods in fiscal 2006 due primarily to higher interest rates, higher yielding cash investments, and higher average cash balances.
During the first quarter of 2006, we invested our available cash equivalents in money market funds with original maturities of less than 90 days. Starting in the quarter ended June 30, 2006, we also invested in commercial paper and certificates of deposit, and starting in the quarter ended December 31, 2006, we invested in financial securities with maturities greater than 90 days. We expect to continue to invest our cash in money market funds, commercial paper, municipal bonds, and certificates of deposit.
Benefit for Income Taxes

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Benefit for income taxes	($173)	($7)
Effective tax rate	18.6%	0.3%
The tax rate for the three months ended March 31, 2007 differs from the statutory rate of 35% because we provide a valuation allowance on our deferred tax assets, and also due to the utilization of research credits and provisions of deferred tax liabilities related to goodwill amortization that is deductible for tax purposes.
The tax rate for the three months ended March 31, 2006 differs from the statutory rate of 35% because of the valuation allowance on our deferred tax assets, the provision for deferred tax liabilities related to goodwill that is deductible for tax purposes, and the utilization of NOL carryforwards.
We regularly evaluate our estimates and judgments related to uncertain tax positions and, when necessary, establish contingency reserves to account for our uncertain tax positions. As we obtain more information via the settlement of tax audits and through other pertinent information, these projections and estimates are reassessed and may be adjusted accordingly. These adjustments may result in significant income tax provisions or provision reversals.
Stock-based compensation expense
In the three months ended March 31, 2007, we recognized stock-based compensation expense of $1.4 million in the condensed consolidated statements of operations, which included $0.7 million of restricted stock, $0.3 million for stock option expense, and $0.3 million for stock bonuses, and $0.1 million for stock compensation expense for the ESPP. Total stock compensation expense for the three months ended March 31, 2006 was $1.2 million, which included $0.5 million for restricted stock amortization, $0.3 million for stock option expense, and $0.3 million for stock bonuses, and $0.1 million for stock compensation expense for the ESPP.
The following table summarizes the stock-based compensation expense by income statement line item for the three months ended March 31, 2007 and March 31, 2006, respectively:

	Three Months	Three
	Ended	Months Ended
	March 31,	March 31,
	2007	2006
Cost of sales	$99	$77

Research and development	234	145
Sales and marketing	180	224
General and administrative	884	703

Total operating expense	1,298	1,072

Total	$1,397	$1,149

Liquidity and Capital Resources

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Net loss	($758)	($2,198)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	1,556	1,445
Changes in operating assets and liabilities	(4,006)	225

Net cash used in operating activities	($3,208)	($528)
Net cash used in investing activities	(9,069)	(450)
Net cash provided by financing activities	902	666
Cash, cash equivalents at the end of period	47,762	58,622
Short-term investements at end of period	19,977	—
Short-term borrowings	1,071	—
Our cash and short-term investments, net of short-term borrowings were approximately $66.7 million and $58.6 million as of March 31, 2007 and December 31, 2006, respectively. Our working capital was $85.1 million and $69.0 million as of March 31, 2007 and 2006, respectively. The increase in cash and working capital at March 31, 2007 compared to March 31, 2006 is due to cash from operations, including the $7.0 million license settlement received in July 2006.
We consumed $3.2 million of net cash from operating activities during the three months ended March 31, 2007 substantially due to unfavorable changes in operating assets and liabilities of $4.0 million. The primary change was an increase in accounts receivable of $3.7 million for the three months ended March 31, 2007. During the three months ended March 31, 2006, we only used $0.5 million in cash from operating activities as changes in operating assets and liabilities was $0.2 million for the three months ended March 31, 2006.
We consumed $9.1 million of cash for investing activities. We used $8.3 for the purchase of short-term investments and $0.9 million for capital expenditures offset by $0.3 million in proceeds from the sale of assets and related royalties. For the three months ended March 31, 2006, we purchased capital expenditures of $0.8 million offset by $0.3 million in proceeds from the sale of assets and related royalties.
Cash flow from financing activities was $0.9 million for the three months ended March 31, 2007. Proceeds from the sale of common stock related to stock option exercises and shares purchased through the ESPP contributed $0.7 million for the three months ended March 31, 2007. During the period ended March 31, 2007, we also borrowed an additional $0.2 million for working capital needs in Ireland. During the three months ended March 31, 2006, the company generated $0.7 million from the proceeds from the sale of common stock related to stock option exercises and shares purchased through the ESPP.
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
Contractual Obligations and Commercial Commitments
As of March 31, 2007, we had lease obligations of approximately $5.0 million through 2013. As of March 31, 2007, we had purchase obligations of $8.0 million for the purchase of inventory, as well as for other goods and services, in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.
During the quarter ended March 31, 2007, we extended the lease for the Dublin, Ireland facility an additional six months through December 2007.
Critical Accounting Policies and Estimates
We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. There have been no material changes in any of our critical accounting policies since

December 31, 2006, except for the adoption of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48”). See Note 10 of Notes to Financial Statements on Income Taxes, including discussion of the impact of adopting “FIN 48: Uncertain Tax Positions” on January 1, 2007.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
See our 2006 Annual Report on Form 10-K (Item 7A). As of March 31, 2007, there have been no material changes in this information.
Item 4: Controls and Procedures
The company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in the company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II Other Information
Item 1: Legal Proceedings
Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.
In March 2002, plaintiff Ronald H. Fraser (“Fraser”) filed a complaint in the California Superior Court for breach of contract and declaratory relief against us and for breach of contract, conversion, negligence and declaratory relief against our transfer agent, Wells Fargo Bank Minnesota, N.A. The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April 2000. At a mandatory settlement conference held in September 2004, Fraser stipulated to judgment in favor of us. In November 2004 Fraser appealed the judgment entered against him. On February 6, 2007, the Court of Appeal for the Sixth Appellate District issued an opinion affirming the trial court’s order granting PCTEL’s motion for summary judgment. On March 2, 2007, Fraser submitted an appeal of this decision and on March 7, 2007, the Court of Appeal for the Sixth Appellate District denied his appeal. In March 2007, Fraser appealed to the Supreme Court of California. We believe this appeal is without merit, but we cannot predict or determine the outcome of this proceeding or the potential range of loss, if any.
Item 1A: Risk Factors
Factors That May Affect Our Business, Financial Condition and Future Operating Results
There have been no material changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006.

Item 6: Exhibits

Exhibit No.	Description	Reference
10.58	Amended and Restated Employment Agreement, dated as of April 20, 2007 by and between PCTEL, Inc. and Martin H. Singer	Incorporated by reference to the same number filed with the Registrant’s Current Report on Form 8-K filed on April 26, 2007

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PCTEL, Inc. A Delaware Corporation (Registrant)
/s/ Martin H. Singer
Martin H. Singer Chairman of the Board and Chief Executive Officer
Date: May 10, 2007