Form 10-Q
period 2007-06-30
PC TEL INC
filed 2007-08-08
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-27115
PCTEL, Inc.
(Exact Name of Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 8725 W. Higgins Road, Suite 400, Chicago IL (Address of Principal Executive Office)	77-0364943 (I.R.S. Employer Identification Number) 60631 (Zip Code)
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
☐ Large accelerated filer           ☑ Accelerated filer           ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	22,496,137 as of August 1, 2007

PCTEL, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2007

PCTEL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED, in thousands except per share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,644	$59,148
Short-term investments	—	11,623
Accounts receivable, net of allowance for doubtful accounts of $275 and $333, respectively	15,887	14,034
Inventories, net	9,350	7,258
Prepaid expenses and other current assets	1,936	2,059

Total current assets	95,817	94,122
PROPERTY AND EQUIPMENT, net	12,488	12,357
GOODWILL	17,641	17,569
OTHER INTANGIBLE ASSETS, net	5,182	7,451
OTHER ASSETS	1,183	1,221

TOTAL ASSETS	$132,311	$132,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,774	$885
Deferred revenue	1,399	1,025
Other accrued liabilities	6,941	6,964
Short-term debt	770	869

Total current liabilities	13,884	9,743

Other long-term accrued liabilities	2,355	2,284

Total liabilities	$16,239	$12,027

COMMITMENTS and CONTINGENCIES (Note 9)	—	—

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,500,019 and 22,065,145 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	22	22

Additional paid-in capital	166,654	165,556
Accumulated deficit	(50,636)	(46,671)
Accumulated other comprehensive income	32	1,786

Total stockholders’ equity	116,072	120,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$132,311	$132,720

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES	$18,962	$26,758	$37,913	$45,324
COST OF REVENUES	9,169	9,702	18,368	19,546

GROSS PROFIT	9,793	17,056	19,545	25,778
OPERATING EXPENSES:
Research and development	4,031	3,336	8,006	6,253
Sales and marketing	3,412	3,196	6,879	6,738
General and administrative	3,373	3,725	7,121	7,473
Amortization of intangible assets	476	1,056	1,172	2,093
Restructuring charges, net	2,074	(1,269)	2,074	(716)
Gain on sale of assets and related royalties	(250)	(250)	(500)	(500)

Total operating expenses	13,116	9,794	24,752	21,341

INCOME (LOSS) FROM OPERATIONS	(3,323)	7,262	(5,207)	4,437

OTHER INCOME, NET	847	747	1,800	1,368

INCOME (LOSS) BEFORE INCOME TAXES	(2,476)	8,009	(3,407)	5,805
PROVISION FOR INCOME TAXES	731	1,683	558	1,676

NET INCOME (LOSS)	$(3,207)	$6,326	$(3,965)	$4,129

Basic income (loss) per share	$(0.15)	$0.30	$(0.19)	$0.20
Shares used in computing basic income (loss) per share	21,092	20,837	21,078	20,656
Diluted income (loss) per share	$(0.15)	$0.29	$(0.19)	$0.19
Shares used in computing diluted income (loss) per share	21,092	21,586	21,078	21,371
The accompanying notes are an integral part of these consolidated financial statements

PCTEL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, in thousands except per share amounts)

	Six Months Ended
	June 30,
	2007	2006
Operating Activities:
Net income (loss)	$(3,965)	$4,129
Adjustments to reconcile net loss to net cash used:
Depreciation and amortization	2,195	3,084
Stock-based compensation	2,535	2,214
Gain on sale of assets and related royalties	(500)	(500)
(Gain) loss on disposal/sale of property and equipment	(32)	66
Restructuring costs	1,807	—
Payment of withholding tax on stock-based compensation	(785)	(1,020)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,852)	(5,592)
Inventories, net	(2,853)	626
Prepaid expenses and other assets	56	743
Accounts payable	3,884	(438)
Income taxes payable	459	425
Other accrued liabilities	(1,518)	(1,320)
Deferred revenue	373	(682)

Net cash (used in) provided by operating activities	(196)	1,735

Investing Activities:
Capital expenditures	(1,741)	(1,481)
Proceeds from disposal of property and equipment	28	97
Purchase of short-term investments	(19,977)	—
Proceeds from maturities of short-term investments	31,600	—
Proceeds on sale of assets and related royalties	500	500

Net cash provided by (used in) investing activities	10,410	(884)

Financing Activities:
Proceeds from issuance of common stock	798	2,330
Payments for repurchase of common stock	(1,448)	—
Tax benefit from stock option exercises	—	1,205
Short-term borrowings, net	(99)	959

Net cash (used in) provided by financing activities	(749)	4,494

Net increase in cash and cash equivalents	9,465	5,345
Effect of exchange rate changes on cash	31	(41)
Cash and cash equivalents, beginning of year	59,148	58,307

Cash and Cash Equivalents, End of Period	$68,644	$63,611

The accompanying notes are an integral part of these consolidated financial statements

PCTEL, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended June 30, 2007
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2006.
Basis of Consolidation and Foreign Currency Translation
The company uses the United States dollar as the functional currency for the financial statements. The company uses the local currency as the functional currency for its subsidiaries in China (Yuan), Ireland (Euro), United Kingdom (Pounds Sterling), Serbia (Euro), Japan (Yen), and Malaysia (Ringgit). Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. All gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income in other income (expense). The company recorded net foreign exchange losses of $76,000 and $102,000 for the three months and six months ended June 30, 2007, respectively. The company recorded net foreign exchange gains of $56,000 and $27,000 for the three months and six months ended June 30, 2006, respectively.
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
2. Cash Equivalents and Short-Term Investments
At June 30, 2007, cash equivalents were invested in money market funds as well as certificates of deposit and commercial paper with original maturities of less than 90 days. There were no short-term investments at June 30, 2007. At December 31, 2006, cash and cash equivalents were invested in money market funds as well as certificates of deposit, commercial paper, and municipal bonds with original maturities of less than 90 days. At December 31, 2006, short-term investments were invested in commercial paper and municipal bonds with original maturities of greater than 90 days.

3. Inventories
Inventories as of June 30, 2007 and December 31, 2006 were composed of raw materials, sub assemblies, finished goods and work-in-process. Sub assemblies are included within raw materials. As of June 30, 2007 and December 31, 2006, the allowance for inventory losses was $1.1 million and $0.9 million, respectively.
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$8,347	$6,089
Work in process	440	417
Finished goods	1,615	1,635
Excess & Obsolescence reserves	(1,052)	(883)

Inventories, net	$9,350	$7,258

4. Earnings per Share
The following table set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net earnings (loss)	$(3,207)	$6,326	$(3,965)	$4,129

Basic loss per share:
Weighted average common shares outstanding	22,573	22,122	22,559	21,941
Less: Weighted average shares subject to repurchase	(1,481)	(1,285)	(1,481)	(1,285)

Weighted average common shares outstanding	21,092	20,837	21,078	20,656

Basic earnings (loss) per share	$(0.15)	$0.30	$(0.19)	$0.20

Diluted loss per share:
Weighted average common shares outstanding	21,092	20,837	21,078	20,656
Weighted average shares subject to repurchase	*	411	*	436
Weighted average common stock option grants	*	338	*	279
Weighted average common shares and common stock
Equivalents outstanding	21,092	21,586	21,078	21,371

Diluted earnings (loss) per share	$(0.15)	$0.29	$(0.19)	$0.19

*	These amounts have been excluded since the effect is anti-dilutive.
Common stock equivalents consist of stock options and restricted shares using the treasury stock method. Common stock options and restricted shares are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants excluded from the calculations of diluted net loss per share were 731,000 and 848,000 for the three and six months ended June 30, 2007.
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
In the three months ended June 30, 2007, the company recognized stock-based compensation expense of $1.1 million in the condensed consolidated statements of operations, which included $0.9 million of restricted stock amortization and $0.2 million for stock option expense. In the six months ended June 30, 2007, the company recognized stock-based compensation expense of $2.5 million, which included $1.7 million for restricted stock amortization, $0.5 million for stock option expense $0.2 million of stock bonuses, and $0.1 million for stock compensation expense for the ESPP. Total stock compensation expense for the three months ended June 30, 2006 was $1.1 million, which included $0.7 million for restricted stock amortization, $0.3 million for stock option expense, and $0.1 million for stock bonuses. Total stock compensation expense for the six months ended June 30, 2006 was $2.2 million, which included $1.2 million of restricted stock amortization, and $0.6 million for stock option expense, and $0.4 million for stock bonuses.
Stock Options
The fair value of each unvested option was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions during the six months ended June 30, 2007 and 2006:

	June 30,	June 30,
	2007	2006
Weighted average fair value of options granted	$3.03	$2.97

Dividend yield	None	None
Risk-free interest rate	4.8%	4.5%
Expected volatility	45%	50%
Expected life (in years)	2.5	2.2
The company granted 154,650 options for the three months ended June 30, 2007 and 221,910 options in the six months ended June 30, 2007. The company granted 117,149 options in the three months ended June 30, 2006 and 251,739 options in the six months ended June 30, 2006. The company received $0.1 million in proceeds from the exercise of 11,949 options during the three months ended June 30, 2007, and received $0.5 million in proceeds from the exercise of 66,057 options during the six months ended June 30, 2007. The company received $1.7 million in proceeds from the exercise of 215,593 options during the three months ended June 30, 2006, and received proceeds of $2.1 million from the exercise of 274,191 options during the six months ended June 30, 2006. As of June 30, 2007, the unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $1.1 million, net of estimated forfeitures to be recognized through 2009 over a weighted average period of 1.3 years.
A summary of the company’s stock option activity and related information follows for the three months ended June 30, 2007 (in thousands except share amounts):

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Yrs)	Value
Outstanding at December 31, 2006	3,965,627	$9.63
Granted	221,910	9.71
Exercised	(66,057)	7.47
Cancelled	(26,752)	11.10
Forfeited	(82,037)	9.39

Outstanding at June 30, 2007	4,012,691	$9.67	6.62	$1,630

Exercisable at June 30, 2007	3,249,342	$9.76	6.08	$1,521
The following table summarizes information about stock options outstanding under all Stock Plans at June 30, 2007:

				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted-		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$6.00	—	$7.20	443,213	4.92	$6.88	443,213	$6.88
$7.26	—	$7.83	423,412	6.14	7.52	358,844	7.52
$7.84	—	$8.62	441,636	6.25	8.12	358,256	8.04
$8.63	—	$9.16	485,425	7.44	9.02	254,220	8.93
$9.17	—	$10.10	416,210	8.69	9.69	97,470	9.80
$10.20	—	$10.70	623,854	6.46	10.54	603,544	10.54
$10.72	—	$11.55	432,941	6.73	11.21	387,795	11.24
$11.56	—	$11.84	705,100	6.56	11.72	705,100	11.72
$12.16	—	$13.30	33,400	6.14	12.82	33,400	12.82
$59.00	—	$59.00	7,500	2.59	59.00	7,500	59.00

$6.00	—	$59.00	4,012,691	6.62	$9.67	3,249,342	$9.76
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
The key assumptions used in the valuation model during the six months ended June 30, 2007 and 2006 are provided below:

	June 30,	June 30,
	2007	2006
Dividend yield	None	None
Risk-free interest rate	5.0%	4.3%
Expected volatility	45%	50%
Expected life (in years)	0.5	0.5
The ESPP was amended and restated effective at the company’s annual meeting of stockholders on June 5, 2007. The plan was extended by 10 years and the shares reserved for issuance was reduced from 850,000 to 750,000.

Restricted Stock
Restricted stock is amortized ratably over the vesting period of the applicable shares. The company grants restricted awards that generally vest over service periods. Grants to new employees vest over five years. In prior years, the annual grants to employees vested over five years. For the 2007 annual grants, the company issued restricted stock to employees with a four-year vesting period. The company has granted certain executives with performance based restricted stock awards. Each quarter, the company determines compensation expense for these awards based on estimated achievement compared to the targets for each grant.
The company issued 211,722 restricted awards in the three months ended June 30, 2007 and 512,852 restricted stock awards for the six months ended June 30, 2007. The company issued 118,174 restricted stock awards in the three months ended June 30, 2006 and 393,174 restricted stock awards for the six months ended June 30, 2007. For the three months ended June 30, 2007, 2,345 shares vested with a value of $23,000 and for the six months ended June 30, 2007, 177,765 shares vested with a value of $1.7 million. During the three months ended June 30, 2006, 2,500 shares vested with a value of $18,000, and for the six months ended June 30, 2006, 168,860 shares vested with a value of $1.6 million. Total unrecognized compensation expense related to restricted stock was approximately $10.4 million, net of forfeitures to be recognized through 2012 over a weighted average period of 2.8 years.
A summary of the company’s restricted stock activity and related information follows for the three months ended June 30, 2007:

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Balance at December 31, 2006	1,164,748	8.56
Restricted stock awards	512,852	10.25
Restricted shares vested	(177,765)	9.46
Restricted shares cancelled	(19,200)	8.68

Balance at June 30, 2007	1,480,635	9.12
Short Term Incentive Plan
The bonuses for the company’s Short Term Incentive Plan are paid in shares of the company’s common stock. The shares earned under the plan are issued in the first quarter following the end of the fiscal year. In February 2007, the company issued 42,923 shares, net of shares withheld for payment of withholding tax, for the 2006 Short Term Incentive Plan. In February 2006, the company issued 140,290 shares, net of shares withheld for payment of withholding tax, for the 2005 Short Term Incentive plan and 14,796 shares, net of shares withheld for payment of withholding tax, for the 2005 CEO Stretch Bonus Plan. The CEO Stretch Bonus Plan was discontinued in 2006.
Employee Withholding Taxes on Stock Awards
Effective January 1, 2006, for ease in administering the issuance of stock awards, the company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. During the six months ended June 30, 2007 and June 30, 2006, the company paid $0.8 million and $1.0 million, respectively, for withholding taxes related to stock awards.
Stock Repurchases
On May 16, 2007, the Board of Directors authorized the buyback of an additional 500,000 shares of common stock. The company repurchased 146,084 shares for $1.5 million during the three months ended June 30, 2007. As of June 30, 2007, the company is authorized to purchase 539,916 additional shares under repurchase programs.
6. Comprehensive Income
The following table provides the calculation of other comprehensive income for the three and six months ended June 30, 2007 and June 30, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net income (loss)	$(3,207)	$6,326	$(3,965)	$4,129
Other comprehensive income:
Foreign currency translation adjustments	29	1,372	63	1965
Realized foreign currency translation adjustments	(1,817)	—	(1,817)	—

Comprehensive income (loss)	$(4,995)	$7,698	$(5,719)	$6,094

The reclassification adjustment of $1.8 million for the three and six months ended June 30, 2007 represents the realization of foreign exchange translation adjustments due to the substantially complete liquidation of PCTEL Ltd. Ireland.
7. Restructuring
UMTS Restructuring
On June 14, 2007, the company announced to its customers and certain affected employees that it was exiting operations related to its UMTS iVET antenna product line, effective immediately. The company closed its research and development facility in Dublin, Ireland as well as a related engineering satellite office in the United Kingdom, and discontinued the UMTS portion of its contract manufacturing, which was located in St. Petersburg, Russia. These actions terminated 12 redundant employee positions in Ireland and three redundant employee positions in the United Kingdom. The facilities and employees affected by the company’s closure decision were originally part of the company’s acquisition of Sigma Wireless Ltd. in July 2005. In September 2006, the company discontinued the manufacturing of UMTS, PMR, and DPMR lines of the antenna products in Dublin, Ireland as announced in April 2006.
The company recorded $2.1 million of restructuring costs in its consolidated statements of operations in the three months ended June 30, 2007 related to the exit of its UMTS iVET antenna product line. The major components of the expense are $1.9 million of gross cash-based restructuring charges plus $0.2 million of net asset impairments.
The cost categories of the $1.9 million of cash-based restructuring costs are $0.3 million of employee severance; $0.1 million of future lease payments; $0.1 million of office clean up costs; and up to $1.4 million in potential contract manufacturing obligations, primarily related to inventory in the supply chain.
The company will be selling off fixed assets, which will offset the restructuring costs and asset impairments described above. No estimate of proceeds can be made at this time.
The company incurred $0.7 million of non-cash asset impairments in connection with the exiting of the UMTS iVET antenna product line. The categories of asset impairment are: $0.8 million of inventory; $0.5 million of fixed assets; $0.1 million of prepaid assets; $1.1 million of intangible assets related to purchase accounting of the Sigma Wireless acquisition in 2005; offset by a $1.8 million realization of comprehensive income related to foreign currency translation of the Irish entity that was substantially liquidated in the three months ended June 30, 2007.
Dublin, Ireland Restructuring
On April 7, 2006, the company reached an agreement in principle with the labor union responsible for the company’s manufacturing and certain other personnel in its Dublin, Ireland factory to discontinue the manufacture of the iVET, PMR and DPMR lines of the company’s antenna products at that location. The agreement was formally signed on April 20, 2006. This agreement enabled the company to wind down its manufacturing operations at the Dublin facility, terminate 65 redundant employee positions, downsize its space under the current lease at this location, and reduce its pension obligations to terminated and remaining employees. Manufacturing of the lines of antenna products was relocated either to a contract manufacturer in St. Petersburg, Russia, or to the company’s BTG facility in Bloomingdale, Illinois. The process of winding down manufacturing operations in Dublin and relocating the products to their new manufacturing locations was completed in September 2006 and the general and administrative support functions were eliminated in December 2006. During the three months ended June 30, 2007, the company made lease payments related to the facility space no longer in use. For three months ended June 30, 2006, the company recorded a restructuring benefit of $1.3 million, which included a net benefit related to the termination of the pension plan$2.6 million, offsetting employee severance costs of $0.9 million and inventory write-offs of $0.4 million. For six months ended June 30, 2006, the company recorded a restructuring benefit of $0.7 million, which included a net benefit related to the termination of the pension plan of $2.6 million, offsetting employee severance costs of $1.4 million and inventory write-offs of $0.4 million.
The following table shows the cash-based restructuring activity during the six months ended June 30, 2007 (in thousands):

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Restructuring	Cash	June 30,
	2006	Expense	Payments	2007
2006 Dublin Restructuring
Facility lease	52	—	(52)	—

	$52	—	$(52)	$0

2007 UMTS Restructuring
Purchase commitments	—	931	—	931
Employee related	—	347	(241)	106
Facility & Office	—	167	(34)	133

	$0	$1,445	$(275)	$1,170

Total	$52	$1,445	$(327)	$1,170

8. Short Term Debt
The short-term borrowings consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Maxrad Tianjin	$102	$100
PCTEL Limited (Ireland)	668	769

Total	$770	$869

The borrowings for Maxrad Tianjin are denominated in Chinese Yuan and the weighted average interest rate on these borrowings was 6.8% during the six months ended June 30, 2007. The borrowings for PCTEL Limited are denominated in Euros and the weighted average interest rate on these borrowings was 5.4% during the six months ended June 30, 2007.
9. Commitments and Contingencies
Warranties and Sales Returns
The company’s BTG segment allows its major distributors and certain other customers to return unused product under specified terms and conditions. In accordance with FAS 48, the company accrues for product returns at the time of original sale based on historical sales and return trends. The company’s allowance for sales returns was $231,000 and $242,000 at June 30, 2007 and December 31, 2006, respectively.
The company offers repair and replacement warranties of on average two years for antennas products and one year for scanner products. The company’s warranty reserve for these products based on historical sales and costs of repair and replacement trends. The company reports warranty reserves as a current liability included in accrued liabilities. The warranty reserve was $133,000 and $184,000 at June 30, 2007 and December 31, 2006, respectively.
Legal Proceedings

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.
In March 2002, plaintiff Ronald H. Fraser (“Fraser”) filed a complaint in the California Superior Court for breach of contract and declaratory relief against us and for breach of contract, conversion, negligence and declaratory relief against the company’s transfer agent, Wells Fargo Bank Minnesota, N.A. The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April 2000. At a mandatory settlement conference held in September 2004, Fraser stipulated to judgment in favor of the company. In November 2004 Fraser appealed the judgment entered against him. On February 6, 2007, the Court of Appeal for the Sixth Appellate District issued an opinion affirming the trial court’s order granting PCTEL’s motion for summary judgment. On March 2, 2007, Fraser submitted an appeal of this decision and on March 7, 2007, the Court of Appeal for the Sixth Appellate District denied his appeal. In March 2007, Fraser appealed to the Supreme Court of California. In May 2007, Fraser was denied his appeal.
10. Income Taxes
The company recorded income tax expense of $0.6 million for the six months ended June 30, 2007. This tax expense represents a projected effective rate of -16%. The tax rate for the six months ended June 30, 2007 differs from the statutory tax rate because the company has a valuation allowance on its deferred tax assets. Provision for deferred tax liabilities related to goodwill amortization also impacted the effective rate.
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
11. Industry Segment, Customer and Geographic Information
The company principally operates in three business segments. They are Broadband Technology Group (BTG), Mobility Solutions Group (MSG), and Licensing. The segment information for the three and six months ended June 30, 2006 has been restated to reflect the company’s current segment reporting structure.
PCTEL’s chief operating decision maker (CEO) uses only the below measures in deciding how to allocate resources and assess performance among the segments.
The results of operations by segment are as follows (in thousands):

(unaudited)	BTG	MSG	LICENSING	TOTAL
Three months ended June 30, 2007
Revenue	$16,175	$2,463	$324	$18,962
Gross Profit	$7,056	$2,417	$320	$9,793
Operating Expenses				$13,116
Operating Loss				$(3,323)

(unaudited)	BTG	MSG	LICENSING	TOTAL
Three months ended June 30, 2006
Revenue	$16,708	$2,668	$7,382	$26,758
Gross Profit	$7,024	$2,653	$7,379	$17,056
Operating Expenses				$9,794
Operating Income				$7,262

(unaudited)	BTG	MSG	LICENSING	TOTAL
Six months ended June 30, 2007
Revenue	$32,516	$4,798	$599	$37,913
Gross Profit	$14,248	$4,705	$592	$19,545
Operating Expenses				$24,752
Operating Loss				$(5,207)

(unaudited)	BTG	MSG	LICENSING	TOTAL
Six months ended June 30, 2006
Revenue	$32,768	$4,784	$7,772	$45,324
Gross Profit	$13,259	$4,755	$7,764	$25,778
Operating Expenses				$21,341
Operating Income				$4,437
The company’s revenues to customers outside of the United States, as a percent of total revenues for the three and six months ended June 30, 2007 and June 30, 2006, are as follows:

	Three Months Ended		Six Months Ended
(unaudited)	June 30,		June 30,
	2007	2006	2007	2006
Europe	19%	17%	21%	19%
Asia Pacific	6%	7%	6%	6%
Latin America	4%	2%	4%	2%
North America	3%	2%	2%	3%

	32%	28%	33%	30%

Revenue from the company’s major customers representing 10% or more of total revenues for the three and six months ended June 30, 2007 and June 30, 2006 are as follows:

	Three Months Ended		Six Months Ended
(Unaudited)	June 30,		June 30,
Customer	2007	2006	2007	2006
Agere Systems	0%	26%	0%	15%
Agere was a customer in the licensing segment. The company recorded $7.0 million from licensing settlement from Agere during the three months ended June 2006. There are no customers that represent 10% or greater of the company’s revenues in the three or six months ended June 30, 2007.

12. Benefit Plans
401(k) Plan
The 401(k) plan covers all of the domestic employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute a portion of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k) plan. The company made $162,000 and $156,000 in employer contributions to the 401(k) plan for the three months ended June 30, 2007 and June 30, 2006, respectively. The company made $342,000 and $307,000 in employer contributions to the 401(k) plan for the six months ended June 30, 2007 and 2006, respectively.
Personal Retirement Savings Account
The Personal Retirement Savings Account (PRSA) covers all current employees of PCTEL Limited in Ireland and the United Kingdom. Under this plan, there is no limit for employee contributions of their current compensation to the PRSA plan. The company may make discretionary contributions to this plan. The company made contributions of approximately $35,000 and $6,000 for the six months ended June 30, 2007 and June 30, 2006, respectively.
Executive Deferred Compensation Plan
The company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, our executives may defer up to 50% of salary and 100% of cash bonuses with a minimum of $1,500. In addition, the company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides our executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. As of June 30, 2007, the deferred compensation obligation of $1.0 million was included in Other Long-Term Accrued Liabilities. The company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Assets.
Post-retirement health insurance
On January 6, 2006, upon authorization of the Board of Directors, the company and Mr. Singer entered into an amended and restated employment agreement which eliminated the post-retirement healthcare benefits for Mr. Singer and his family that were previously included in his original employment agreement. Mr. Singer requested the elimination of these benefits for reasons related to future corporate expense, the company’s commitment to defined contribution plans rather than defined benefit plans, and parity of benefits with other executives of the company. The company reversed the liability of $141,000 in the quarter ended June 30, 2006.
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

Prior to the termination of the Plan, the effect on operations of the pension plan for the three and six months ended June 30, 2007 and June 30, 2006, respectively, was as follows (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service costs	—	$78	—	$133
Interest costs	—	89	—	150
Expected return on plan assets	—	(66)	—	(112)

Net periodic expense	—	101	—	171

The company made pension contributions of $183,000 during the three months ended June 30, 2006.

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
Growth in product revenue is dependent both on gaining further revenue traction in the existing product profile as well as further acquisitions to support the wireless initiatives. Revenue growth for antenna products is correlated to emerging wireless applications in broadband wireless, in-building wireless, wireless Internet service providers, GPS and Mobile SATCOM. The LMR, PMR, DPMR and on-glass mobile antenna applications represent mature markets. Revenue for scanning receivers is tied to the deployment of new wireless technology, such as 2.5G and 3G, and the need for existing wireless networks to be tuned and reconfigured on a regular basis. Revenue growth in the MSG segment is correlated to the success of data services offered by the customer base. The roll out of such data services is in the early stage of market development.
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

Results of Operations
Three and Six months Ended June 30, 2007 and 2006
(All amounts in tables, other than percentages, are in thousands)
Revenues

	BTG	MSG	LICENSING	TOTAL
Three months ended June 30, 2007
Revenue	$16,175	$2,463	$324	$18,962
% change from year ago period	(3.2%)	(7.7%)	(95.6%)	(29.1%)

Three months ended June 30, 2006
Revenue	$16,708	$2,668	$7,382	$26,758
% change from year ago period	0.2%	103.5%	2130.2%	46.1%

Six months ended June 30, 2007
Revenue	$32,516	$4,798	$599	$37,913
% change from year ago period	(0.8%)	0.3%	(92.3%)	(16.4%)

Six months ended June 30, 2006
Revenue	$32,768	$4,784	$7,772	$45,324
% change from year ago period	9.0%	96.6%	844.3%	36.0%
BTG revenues were approximately $16.2 million for the three months ended June 30, 2007, a decrease of 3% from the prior year period. BTG revenues were approximately $32.5 million for the six months ended June 30, 2007, a decrease of 1% from the prior year period. Year over year declines in antenna product revenue were offset by growth in scanning receiver sales. The decline in antenna product revenue reflects our decision to exit the UMTS antenna market and the continued elimination of lower margin product lines.
MSG revenues decreased approximately 8% to $2.5 million for the three months ended June 30, 2007, compared to the same period in fiscal 2006. The second quarter of 2006 included a heavy concentration of software customization fees. MSG revenues of approximately $4.8 million for the six months ended June 30, 2007 were flat compared to the prior year period. The principle products in this segment are our Data Roaming Client software and associated Central Configuration Server as well as our IMS (IP multimedia subsystem) client software. Data client revenues dominate MSG revenues as IMS technology is currently in its pre-commercial deployment trial stage throughout the world.
Licensing revenues were approximately $0.3 million in the three months ended June 30, 2007 compared to $7.4 million in the three months ended June 30, 2006. Licensing revenues were approximately $0.6 million in six months ended June 30, 2007 compared to $7.8 million in the six months ended June 30, 2006. The second quarter of 2006 included a $7.0 million IP licensing settlement from Agere. With the completion of the modem patent litigation last year, we only have several relatively small licensing agreements that will run to completion in 2007.

Gross Profit

	BTG	MSG	LICENSING	TOTAL
Three Months Ended June 30, 2007
Gross profit	$7,056	$2,417	$320	$9,793
Percentage of revenue	43.6%	98.1%	98.8%	51.6%
% of revenue change from year ago period	1.6%	-1.3%	-1.2%	-12.1%

Three Months Ended June 30, 2006
Gross profit	$7,024	$2,653	$7,379	$17,056
Percentage of revenue	42.0%	99.4%	100.0%	63.7%
% of revenue change from year ago period	-0.6%	2.3%	0.6%	16.2%

Six Months Ended June 30, 2007
Gross profit	$14,248	$4,705	$592	$19,545
Percentage of revenue	43.8%	98.1%	98.8%	51.6%
% of revenue change from year ago period	3.4%	-1.3%	-1.1%	-5.3%

Six Months Ended June 30, 2006
Gross profit	$13,259	$4,755	$7,764	$25,778
Percentage of revenue	40.5%	99.4%	99.9%	56.9%
% of revenue change from year ago period	-2.7%	2.6%	0.7%	8.4%
Our product segments vary significantly in gross profit percent. The decrease in overall gross profit as a percentage of revenues for the three and six months ended June 30, 2007 compared to the prior year periods is due to the one time $7.0 million license settlement from Agere in the second quarter of 2006. Excluding this one-time settlement, gross profit as a percentage of sales increased approximately 1 percentage point for the three months ended June 30, 2007 and increased approximately 3 percentage points for the six months ended June 30, 2007, compared to the same periods in fiscal 2006. Excluding the Agere settlement, the increase in gross profit is due to a higher mix of MSG products and scanning receivers, as well margin improvements within the antenna product line.
BTG margin was approximately 43.6% in the three months ended June 30, 2007, 1.6 percentage points better than the comparable period in fiscal 2006. BTG margin was approximately 43.8% in the six months ended June 30, 2007, 3.4 percentage points better than the comparable period in fiscal 2006. The margin improvement in the three and six months ended June 30, 2007 reflects growth in our higher margin scanning receiver products and the elimination of lower margin antenna products from the portfolio. Margin improvements also include the positive impact of the outsourcing of the products manufactured in Dublin, Ireland to lower manufacturing sources in 2006. We expect long-term gross profit in this segment to be in the mid 40% range.
MSG margin was approximately 98.1% for the three and six months ended June 30, 2007. The cost of goods sold in the segment relates primarily to third party licenses included in the Roaming Client product. Compared to 2006, gross profit as a percentage of revenue was 1.3 percentage points lower than the three and six months ended June 30, 2006. We expect long-term gross profit in this segment to be in the upper 90% range.
Licensing margin was approximately 98.8% for the three and six months ended June 30, 2007. Compared to 2006, gross profit as a percentage of revenue was 1.2 percentage points worse than the three months ended June 30, 2006 and 1.1 percentage points worse than the six months ended June 30, 2006.
Research and Development

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Research and development	$4,031	$3,336	$8,006	$6,253
Percentage of revenues	21.3%	12.5%	21.1%	13.8%
% change from year ago period	20.8%	37.1%	28%	27.5%

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
Research and development expenses increased approximately $0.7 million for the three months ended June 30, 2007 compared to the comparable period in 2006 and $1.8 million for the six months ended June 30, 2007 compared to the comparable period in 2006. The increase is due to incremental investments in headcount and expenses across all products.
Sales and Marketing

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Sales and marketing	$3,412	$3,196	$6,879	$6,738
Percentage of revenues	18.0%	11.9%	18.1%	14.9%
% change from year ago period	6.8%	8.9%	2.1%	11.4%
Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.
Sales and marketing expenses increased approximately $0.2 million for the three months ended June 30, 2007 compared to the same period in fiscal 2006 and approximately $0.1 million for the six months ended June 30, 2007 compared to the same period in fiscal 2006 reflecting additional investments in distribution.
General and Administrative

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
General and administrative	$3,373	$3,725	$7,121	$7,473
Percentage of revenues	17.8%	13.9%	18.8%	16.5%
% change from year ago period	(9.4%)	(3.6%)	(4.7%)	-6.9%
General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.
General and administrative expenses were approximately $0.4 million lower for the three and six months ended June 30, 2007 compared to the same periods in fiscal 2006 as higher stock-based compensation expense offset reduction of costs associated with the Dublin facility. In the three months ended March 31, 2006, we also reversed a liability of $141,000 for CEO retirement benefits.
Amortization of Intangible Assets

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Amortization of intangible assets	$476	$1,056	$1,172	$2,093
Percentage of revenues	2.5%	3.9%	3.1%	4.6%
Amortization expense declined $0.6 million in the three months ended June 30, 2007 compared to the same period in fiscal 2006, and declined $0.9 million in the six months ended June 30, 2007 compared to the same period in fiscal 2006. Of the $0.6 million decrease in amortization for the three months ended June 30, 2007, $0.3 million is due to lower amortization for the intangible assets that were impaired during the three months ended September 30, 2006 and $0.3 million is because the intangible assets related to the DTI acquisition were fully amortized as of March 2007. Of the $0.9 million decrease in amortization expense in the six months ended June 30, 2007, $0.6 million is due to lower amortization for the intangible assets that were impaired in September 2006, and $0.3 million is due to lower amortization for the reevaluated the carrying value of the technology and customer relationships intangible assets and goodwill from the Sigma acquisition, as required by Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of” and Statement of Accounting Standards No. 142 “Goodwill and Intangible Assets”. The company concluded that the carrying value of intangible assets was impaired by $6.0 million and the carrying value of the goodwill was impaired by $14.3 million.
Restructuring charges (benefit)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Restructuring charges (benefit)	$2,074	$(1,269)	$2,074	$(716)
Percentage of revenues	10.9%	(4.7%)	5.5%	(1.6%)
On June 14, 2007 we announced that we are exiting operations related to our UMTS iVET antenna product line. The restructuring expense of $2.1 million for the three and six months ended June 30, 2007 represents the costs associated closing our research and development facility in Dublin, Ireland as well as a related engineering satellite office in the United Kingdom, and discontinuing the UMTS portion of our contract manufacturing, which was located in St. Petersburg, Russia. These actions terminated twelve redundant employee positions in Ireland and three redundant employee positions in the United Kingdom. The facilities and employees affected by our closure decision were originally part of our acquisition of Sigma Wireless Ltd. in July 2005. The major components of the restructuring expense are $1.9 million of gross cash-based restructuring charges plus $0.2 million of net asset impairments. Net impairments include a $1.8 million benefit related to recognition of other comprehensive income related to foreign translation adjustments. We realized the benefit due to the substantially complete liquidation of PCTEL Ltd. Ireland. The company believes that our restructuring activities will positively impact operating costs in a range of $0.3 to $0.4 million per quarter, starting in the third quarter 2007.
The benefit recorded in 2006 relates to the restructuring for the discontinuation of manufacturing in Dublin, Ireland. On April 7, 2006, we reached an agreement in principle with the labor union responsible for our manufacturing and certain other personnel in our Dublin, Ireland factory to discontinue the manufacture of the iVET, PMR and DPMR lines of our antenna products at that location. The agreement was formally signed on April 20, 2006. This agreement enabled us to wind down our manufacturing operations at the Dublin facility, terminate 65 redundant employee positions, downsize our space under the current lease at this location, and reduce our pension obligations to terminated and remaining employees. The process of winding down manufacturing operations in Dublin and relocating the products to their new manufacturing locations was completed in September 2006 and the general and administrative support functions were eliminated in December 2006. For the three months ended June 30, 2006 we recorded a restructuring benefit of $1.3 million, which included a net benefit related to the termination of the pension plan of $2.6 million offsetting employee severance costs of $0.9 million and inventory write-offs of $0.4 million. For the six months ended June 30, 2006, we recorded a restructuring benefit of $0.7 million, which included the net benefit related to the termination of the pension plan of $2.6 million, offsetting employee severance of $1.4 million and inventory write-offs of $0.4 million.
Gain on sale of assets and related royalties

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Gain on sale of assets and related royalties	$(250)	$(250)	$(500)	$(500)
Percentage of revenues	1.3%	0.9%	1.3%	1.1%
All royalty amounts represent royalties from Conexant. The royalty agreement with Conexant runs through June 30, 2009.
Other Income, Net

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Other income, net	$847	$747	$1,800	$1,368
Percentage of revenues	4.5%	2.8%	4.7%	3.0%

Other income, net, consists primarily of interest income, and also interest expense and foreign exchange gains and losses. Interest income increased for the three and six months ended June 30, 2007 compared to the same periods in fiscal 2006 due primarily to higher interest rates, higher yielding cash investments, and higher average cash balances.
Starting in the quarter ended June 30, 2006, we invested in commercial paper, certificates of deposit, and municipal bonds in addition to money market funds. We expect to continue to invest our cash in money market funds, commercial paper, and certificates of deposit.
Provision for Income Taxes

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Provision for income taxes	$731	$1,683	$558	$1,676
Effective tax rate	(29.5%)	21.0%	(16.4%)	28.9%
The tax rate for the three months ended June 30, 2007 differs from the statutory rate of 35% because we provide a valuation allowance on our deferred tax assets, and also due to provisions for deferred tax liabilities related to goodwill amortization that is deductible for tax purposes.
The tax rate for the three months ended June 30, 2006 differs from the statutory rate of 35% because of the valuation allowance on our deferred tax assets, the provision for deferred tax liabilities related to goodwill that is deductible for tax purposes, and the utilization of NOL carryforwards.
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
Stock-based compensation expense
In the three months ended June 30, 2007, we recognized stock-based compensation expense of $1.1 million in the condensed consolidated statements of operations, which included $0.9 million of restricted stock amortization and $0.2 million for stock option expense. In the six months ended June 30, 2007, we recognized stock-based compensation expense of $2.5 million, which included $1.7 million for restricted stock amortization, $0.5 million for stock option expense $0.2 million of stock bonuses, and $0.1 million for stock compensation expense for the ESPP. Total stock compensation expense for the three months ended June 31, 2006 was $1.1 million, which included $0.7 million for restricted stock amortization, $0.3 million for stock option expense, and $0.1 million for stock bonuses. Total stock compensation expense for the six months ended June 30, 2006 was $2.2 million, which included $1.2 million of restricted stock amortization, and $0.6 million for stock option expense, and $0.4 million for stock bonuses.
The following table summarizes the stock-based compensation expense by income statement line item:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Cost of sales	$88	$86	$187	$163
Research and development	153	161	387	306
Sales and marketing	183	215	363	439
General and administrative	714	603	1,598	1,306

Total operating expense	1,050	979	2,348	2,051

Total	$1,138	$1,065	$2,535	$2,214

Liquidity and Capital Resources

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Net income (loss)	$(3,207)	$4,129
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	5,168	3,844
Changes in operating assets and liabilities	(1,399)	(6,238)

Net cash provided by (used in) operating activities	$(196)	$1,735
Net cash provided by (used in) investing activities	10,410	(884)
Net cash provided by (used in) financing activities	(749)	4,494
Cash and cash equivalents at the end of period	68,644	63,611
Short-term borrowings at end of period	770	959
Our cash and short-term investments, net of short-term borrowings were approximately $67.9 million and $62.7 million as of June 30, 2007 and June 30, 2006, respectively. Our working capital was $81.9 million and $76.7 million as of June 30, 2007 and 2006, respectively. The increase in cash and working capital at June 30, 2007 compared to June 30, 2006 is due to cash from operations, including the $7.0 million license settlement received in July 2006.
We consumed $0.2 million of net cash from operating activities during the six months ended June 30, 2007 substantially due to unfavorable changes in operating assets and liabilities of $1.4 million. The primary change was an increase in inventories of $2.9 million for the six months ended June 30, 2007. During the six months ended June 30, 2006, cash from operating activities provided $1.7 million as net income changes in operating assets and liabilities was $0.8 million excluding the $7.0 million receivable related to the Agere settlement.
We received proceeds of $11.6 million related to the maturity of short-term investments and used $1.7 million for capital expenditures during the six months ended June 30, 2007. For the six months ended June 30, 2006, 2006, we had capital expenditures of $1.5 million offset by $0.5 million in proceeds from the sale of assets and related royalties.
We used $0.7 million from financing activities during the six months ended June 30, 2007 as we repurchased common stock for $1.4 million, but received $0.8 million in proceeds from the sale of common stock related to stock option exercises and shares purchased through the ESPP. During the six months ended June 30, 2006, we received proceeds of $2.3 million related to stock option exercises and shares purchased through the ESPP, and also received proceeds from net borrowings of $1.0 million. We borrowed funds in Ireland for the Dublin operations in June 2006.
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
Contractual Obligations and Commercial Commitments
As of June 30, 2007, we had operating lease obligations of approximately $4.7 million through 2013. As of June 30, 2007, we had purchase obligations of $5.9 million for the purchase of inventory, as well as for other goods and services, in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.
In June 2007, we closed our research and development facility in Dublin, Ireland as well as a related engineering satellite office in the United Kingdom (UK), and discontinued the UMTS portion of our contract manufacturing, which was located in St. Petersburg Russia. We negotiated a termination of the UK lease and our Ireland lease terminates effective December 31, 2007.
As part of the UMTS restructuring announced in June 2007, we had obligations of $1.2 million at June 30, 2007, consisting of purchase commitments, employee related costs, and facility costs.

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
Item 3: Quantitative and Qualitative Disclosures about Market Risk
See our 2006 Annual Report on Form 10-K (Item 7A). As of June 30, 2007, there have been no material changes in this information.
Item 4: Controls and Procedures
The company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in the company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II Other Information
Item 1: Legal Proceedings
Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.
In March 2002, plaintiff Ronald H. Fraser (“Fraser”) filed a complaint in the California Superior Court for breach of contract and declaratory relief against us and for breach of contract, conversion, negligence and declaratory relief against our transfer agent, Wells Fargo Bank Minnesota, N.A. The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April 2000. At a mandatory settlement conference held in September 2004, Fraser stipulated to judgment in favor of us. In November 2004 Fraser appealed the judgment entered against him. On February 6, 2007, the Court of Appeal for the Sixth Appellate District issued an opinion affirming the trial court’s order granting PCTEL’s motion for summary judgment. On March 2, 2007, Fraser submitted an appeal of this decision and on March 7, 2007, the Court of Appeal for the Sixth Appellate District denied his appeal. In March 2007, Fraser appealed to the Supreme Court of California. In May 2007, Fraser was denied his appeal.
Item 1A: Risk Factors
Factors That May Affect Our Business, Financial Condition and Future Operating Results
There have been no material changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006.
Item 2: Changes in Securities, use of proceeds, and issuer purchases of equity securities

			Total Number of	Maximum Number
	Average	Number of Shares	Shares Purchased	of Shares That May
Total Number of	Price Paid	Authorized to	as Part of Publicly	Yet Be Purchased
Shares Repurchased	Per Share	Repurchase	Announced Programs	Under the Programs
—	—	—	2,314,000	186,000
146,084	9.91	500,000	2,460,084	539,916
—	—	—	2,460,084	539,916
In 2002 and 2003, the Board of Directors authorized the repurchase of up to 2,500,000 shares of common stock. Through December 31, 2006 we had repurchased 2,314,000 shares from this total authorized. In May, company repurchased 146,084 shares of common stock at an average price of $9.91. Also in May 2007, the Board of Directors authorized the repurchase up to 500,000 additional shares of common stock. As of June 30, 2007, we were authorized to repurchase 539,916 shares of common stock.
Item 4: Submission of Matters to a Vote of Security Holders
We held our 2007 Annual Meeting of Stockholders on June 5, 2007 in Chicago, Illinois. We solicited votes by proxy pursuant to proxy solicitation materials delivered to our stockholders on or about April 27, 2007. The following is a brief description of matters voted on at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstains:
1.	Election of Richard C. Alberding and Carl A. Thomsen as Class III directors until the Annual Meeting of Stockholders in 2010:

	FOR	WITHHELD
Richard C. Alberding	17,142,099	2,573,453
Carl A. Thomsen	17,459,696	2,255,856
The terms of office of John Sheehan, Brian Jackman, Steven D. Levy, and Giacomo Marini continued after the meeting.

2.	Approval of the amended and restated 1998 Employee Stock Purchase Plan:

	VOTES
VOTES FOR	AGAINST	ABSTAIN
11,735,252	1,894,976	11,457
3.	Approval of the Executive Compensation Plan:

	VOTES
VOTES FOR	AGAINST	ABSTAIN
11,447,661	2,183,617	10,407
4.	Ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

	VOTES
VOTES FOR	AGAINST	ABSTAIN
19,670,358	37,386	7,808

Item 6: Exhibits

Exhibit No.	Description	Reference

10.59	1998 Employee Stock Purchase Plan	Incorporated by reference to the same number filed with the Registrant’s Current Report on Form 8-K filed on June 5, 2007

10.60	Executive Compensation Plan	Incorporated by reference to the same number filed with the Registrant’s Current Report on Form 8-K filed on June 5, 2007

10.61	Offer letter between PCTEL, Inc. and Robert Suastegui, Vice President and General Manager, Global Sales and Marketing, dated May 16, 2007	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Setion 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
A Delaware Corporation
(Registrant)

/s/ Martin H. Singer

Martin H. Singer
Chairman of the Board and Chief Executive Officer
Date: August 8, 2007