Form 10-Q
period 2007-09-30
PC TEL INC
filed 2007-11-06
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
☐ Large accelerated filer      ☑ Accelerated filer      ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	21,949,887 as of November 1, 2007

PCTEL, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2007

PCTEL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED, in thousands except per share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,898	$59,148
Short-term investments	—	11,623
Accounts receivable, net of allowance for doubtful accounts of $442 and $333, respectively	14,877	14,034
Inventories, net	8,802	7,258
Prepaid expenses and other current assets	2,030	2,059

Total current assets	91,607	94,122
PROPERTY AND EQUIPMENT, net	12,719	12,357
GOODWILL	17,641	17,569
OTHER INTANGIBLE ASSETS, net	4,774	7,451
OTHER ASSETS	1,091	1,221

TOTAL ASSETS	$127,832	$132,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,442	$885
Deferred revenue	1,074	1,025
Other accrued liabilities	6,411	6,964
Short-term debt	1,092	869

Total current liabilities	11,019	9,743

Other long-term accrued liabilities	2,705	2,284

Total liabilities	$13,724	$12,027

COMMITMENTS and CONTINGENCIES (Note 9)	—	—

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,955,907 and 22,065,145 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	22	22
Additional paid-in capital	164,020	165,556
Accumulated deficit	(49,996)	(46,671)
Accumulated other comprehensive income	62	1,786

Total stockholders’ equity	114,108	120,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,832	$132,720

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES	$20,318	$20,526	$58,231	$65,850
COST OF REVENUES	9,764	10,618	28,132	30,164

GROSS PROFIT	10,554	9,908	30,099	35,686
OPERATING EXPENSES:
Research and development	3,597	3,578	11,604	9,831
Sales and marketing	3,498	3,226	10,377	9,964
General and administrative	3,373	3,393	10,494	10,867
Amortization of intangible assets	408	749	1,580	2,842
Impairment of goodwill and intangible assets	—	20,349	—	20,349
Restructuring charges, net	(152)	1,141	1,922	424
Gain on sale of assets and related royalties	(250)	(250)	(750)	(750)

Total operating expenses	10,474	32,186	35,227	53,527

INCOME (LOSS) FROM OPERATIONS	80	(22,278)	(5,128)	(17,841)

OTHER INCOME, NET	820	990	2,621	2,358

INCOME (LOSS) BEFORE INCOME TAXES	900	(21,288)	(2,507)	(15,483)
PROVISION (BENEFIT) FOR INCOME TAXES	259	(541)	818	1,135

NET INCOME (LOSS)	$641	$(20,747)	$(3,325)	$(16,618)

Basic income (loss) per share	$0.03	$(0.99)	$(0.16)	$(0.80)
Shares used in computing basic income (loss) per share	20,823	20,941	20,981	20,753
Diluted income (loss) per share	$0.03	$(0.99)	$(0.16)	$(0.80)
Shares used in computing diluted income (loss) per share	20,970	20,941	20,981	20,753
The accompanying notes are an integral part of these consolidated financial statements

PCTEL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, in thousands except per share amounts)

	Nine Months Ended
	September 30,
	2007	2006
Operating Activities:
Net income (loss)	($3,325)	($16,618)
Adjustments to reconcile net loss to net cash used:
Depreciation and amortization	3,139	4,322
Impairment of Goodwill and other intangible assets		20,349
Stock-based compensation	3,751	3,324
Gain on sale of assets and related royalties	(750)	(750)
(Gain) loss on disposal/sale of property and equipment	(21)	617
Reversal of income tax reserve	—	—
Restructuring costs	1,623	—
Payment of withholding tax on stock-based compensation	(889)	(1,047)
Changes in operating assets and liabilities:
Accounts receivable, net	(832)	319
Inventories, net	(2,305)	2,723
Prepaid expenses and other assets	45	1,559
Accounts payable	1,547	(1,361)
Income taxes payable	695	40
Other accrued liabilities	(1,961)	(3,393)
Deferred revenue	233	(1,238)

Net cash provided by operating activities	950	8,846

Investing Activities:
Capital expenditures	(2,508)	(2,395)
Proceeds from disposal of property and equipment	29	113
Purchase of short-term investments	(19,977)	—
Proceeds from maturities of short-term investments	31,600	—
Proceeds on sale of assets and related royalties	750	750
Purchase of assets/businesses, net of cash required	—	510

Net cash provided by (used in) investing activities	9,894	(1,022)

Financing Activities:
Proceeds from issuance of common stock	1,108	3,104
Payments for repurchase of common stock	(5,504)	—
Tax benefit from stock option exercises	—	662
Short-term borrowings, net	154	1,225

Net cash (used in) provided by financing activities	(4,242)	4,991

Net increase in cash and cash equivalents	6,602	12,815
Effect of exchange rate changes on cash	148	(680)
Cash and cash equivalents, beginning of year	59,148	58,307

Cash and Cash Equivalents, End of Period	$65,898	$70,442

The accompanying notes are an integral part of these consolidated financial statements

PCTEL, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2007
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2006.
Basis of Consolidation and Foreign Currency Translation
The company uses the United States dollar as the functional currency for the financial statements. The company uses the local currency as the functional currency for its subsidiaries in China (Yuan), United Kingdom (Pounds Sterling), Serbia (Euro), Japan (Yen), India (Rupee), and Malaysia (Ringgit). Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. All gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income in other income (expense). The company recorded net foreign exchange losses of $76,000 and $179,000 for the three months and nine months ended September 30, 2007, respectively. The company recorded net foreign exchange gains of $93,000 and $120,000 for the three months and nine months ended September 30, 2006, respectively.
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. The company does not expect SFAS 159 to have a material impact on our consolidated financial statements.
Effective January 2007, the company adopted provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). See Note 10 on Income Taxes for discussion of FIN 48.
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The company will adopt SFAS 157 on its effective date. The company is in the process of determining any potential impact that the adoption of SFAS No. 157 will have on our financial statements.
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
2. Cash Equivalents and Short-Term Investments
At September 30, 2007, cash equivalents were invested in money market funds. There were no short-term investments at September 30,

2007. At December 31, 2006, cash and cash equivalents were invested in money market funds as well as certificates of deposit, commercial paper, and municipal bonds with original maturities of less than 90 days. At December 31, 2006, short-term investments consisted of commercial paper and municipal bonds with original maturities of greater than 90 days.
3. Inventories
Inventories as of September 30, 2007 and December 31, 2006 were composed of raw materials, sub assemblies, finished goods and work-in-process. Sub assemblies are included within raw materials. As of September 30, 2007 and December 31, 2006, the allowance for inventory losses was $1.4 million and $0.9 million, respectively.
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$7,967	$6,089
Work in process	519	417
Finished goods	1,738	1,635
Excess & Obsolescence reserves	(1,421)	(883)

Inventories, net	$8,802	$7,258

4. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net earnings (loss)	$641	$(20,747)	$(3,325)	$(16,618)

Basic loss per share:
Weighted average common shares outstanding	22,199	22,235	22,357	22,047
Less: Weighted average shares subject to repurchase	(1,376)	(1,294)	(1,376)	(1,294)

Weighted average common shares outstanding	20,823	20,941	20,981	20,753

Basic earnings (loss) per share	$0.03	$(0.99)	$(0.16)	$(0.80)

Diluted loss per share:
Weighted average common shares outstanding	20,823	20,941	20,981	20,753
Weighted average shares subject to repurchase	87	*	*	*
Weighted average common stock option grants	60	*	*	*
Weighted average common shares and common stock Equivalents outstanding	20,970	20,941	20,981	20,753

Diluted earnings (loss) per share	$0.03	$(0.99)	$(0.16)	$(0.80)

*	These amounts have been excluded since the effect is anti-dilutive.
Common stock equivalents consist of stock options and restricted shares using the treasury stock method. Common stock options and restricted shares are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants and restricted shares excluded from the calculations of diluted net loss per share were 737,000 for the three months ended September 30, 2006, and 655,000 and 778,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively.
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
In the three months ended September 30, 2007, the company recognized stock-based compensation expense of $1.2 million in the condensed consolidated statements of operations, which included $0.8 million of restricted stock amortization, $0.2 million for stock option expense, and $0.2 million for stock bonuses. In the nine months ended September 30, 2007, the company recognized stock-based compensation expense of $3.7 million, which included $2.5 million for restricted stock amortization, $0.7 million for stock option expense, $0.4 million of stock bonuses, and $0.1 million for stock compensation expense for the ESPP. Total stock compensation expense for the three months ended September 30, 2006 was $1.1 million, which included $0.7 million for restricted stock amortization, $0.3 million for stock option expense, and $0.1 million for stock bonuses. Total stock compensation expense for the nine months ended September 30, 2006 was $3.3 million, which included $1.9 million of restricted stock amortization, and $1.0 million for stock option expense, and $0.4 million for stock bonuses.
Stock Options
The fair value of each unvested option was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions during the nine months ended September 30, 2007 and 2006:

	September 30,	September 30,
	2007	2006
Weighted average fair value of options granted	$2.99	$2.98

Dividend yield	None	None
Risk-free interest rate	4.8%	4.8%
Expected volatility	45%	48%
Expected life (in years)	2.5	2.3
The company granted 26,000 options in the three months ended September 30, 2007 and 247,910 options in the nine months ended September 30, 2007. The company granted 249,750 options in the three months ended September 30, 2006 and 501,489 options in the nine months ended September 30, 2006. The company received $14,000 in proceeds from the exercise of 1,838 options during the three months ended September 30, 2007, and received $0.5 million in proceeds from the exercise of 67,895 options during the nine months ended September 30, 2007. The company received $0.5 million in proceeds from the exercise of 79,611 options during the three months ended September 30, 2006, and received proceeds of $2.6 million from the exercise of 353,808 options during the nine months ended September 30, 2006. As of September 30, 2007, the unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $1.1 million, net of estimated forfeitures to be recognized through 2011 over a weighted average period of 1.4 years.
A summary of the company’s stock option activity and related information follows for the nine months ended September 30, 2007 (in thousands except share amounts):

		Weighted	Weighted
	Summary of	Average	Average	Aggegrate
	Option	Exerise	Contractual	Intrinsic
	Activity	Price	Life (Yrs)	Value

Outstanding at December 31, 2006	3,965,627	$9.63
Granted	247,910	9.54
Exercised	(67,895)	7.47
Cancelled	(53,175)	10.92
Forfeited	(138,313)	9.31

Outstanding at September 30, 2007	3,954,154	$9.66	6.35	$358

Exercisable at September 30, 2007	3,309,644	$9.73	5.86	$346
The following table summarizes information about stock options outstanding under all Stock Plans at September 30, 2007:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted-		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$6.00 — $7.20	443,213	4.66	$6.88	443,213	6.88
$7.26 — $7.77	397,594	5.87	$7.49	344,665	7.50
$7.81 — $8.48	404,708	5.80	$8.02	355,176	7.99
$8.52 — $9.11	412,351	6.80	$8.90	294,611	8.90
$9.12 — $9.93	395,780	8.94	$9.40	82,826	9.27
$9.94 — $10.70	741,380	6.35	$10.45	668,515	10.48
$10.72 — $11.55	413,128	6.45	$11.22	374,638	11.24
$11.56 — $11.84	705,100	6.31	$11.72	705,100	11.72
$12.16 — $13.30	33,400	5.88	$12.82	33,400	12.82
$59.00 — $59.00	7,500	2.34	$59.00	7,500	59.00

$6.00 — $59.00	3,954,154	6.35	$9.66	3,309,644	9.73
Employee Stock Purchase Plan (ESPP)
Eligible employees are able to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period under the company’s Employee Stock Purchase Plan (ESPP). Each offering period is six months. The company received proceeds of $0.3 million from the issuance of 47,908 shares under the ESPP in August 2007 and the company received proceeds of $0.3 million from the issuance of 39,069 shares under the ESPP in February 2007.
Based on the 15% discount and the fair value of the option feature of this plan, this plan is considered compensatory under SFAS 123(R). Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.
The key assumptions used in the valuation model during the nine months ended September 30, 2007 and 2006 are provided below:

	September 30,	September 30,
	2007	2006
Dividend yield	None	None
Risk-free interest rate	4.9%	4.7%
Expected volatility	44%	48%
Expected life (in years)	0.5	0.5

The ESPP was amended and restated effective at the company’s annual meeting of stockholders on June 5, 2007. The plan was extended by 10 years and the shares reserved for issuance was reduced from 850,000 to 750,000.
Restricted Stock
Restricted stock is amortized ratably over the vesting period of the applicable shares. The company grants restricted awards that generally vest over service periods. Grants to new employees vest over five years. In prior years, the annual grants to employees vested over five years. Starting with the 2007 annual grants, the company issued restricted stock with a four-year vesting period. In addition, in 2006 and 2007, the company granted certain executives with performance based restricted stock awards which will vest on the achievement of targeted financial objectives. Each quarter, the company determines compensation expense for these awards based on estimated achievement compared to the targets for each grant.
The company issued 5,000 restricted awards during the three months ended September 30, 2007 and 517,852 restricted stock awards for the nine months ended September 30, 2007. The company issued 36,500 restricted stock awards in the three months ended September 30, 2006 and 429,674 restricted stock awards for the nine months ended September 30, 2006. For the three months ended September 30, 2007, 56,150 shares vested with a value of $0.5 million and for the nine months ended September 30, 2007, 233,915 shares vested with a value of $2.1 million. During the three months ended September 30, 2006, 10,000 shares vested with a value of $90,000, and for the nine months ended September 30, 2006, 178,860 shares vested with a value of $1.7 million. Total unrecognized compensation expense related to restricted stock was approximately $10.7 million, net of forfeitures to be recognized through 2012 over a weighted average period of 2.8 years.
A summary of the company’s restricted stock activity and related information follows for the three months ended September 30, 2007:

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Balance at December 31, 2006	1,164,748	8.56
Restricted stock awards	517,852	10.25
Restricted shares vested	(233,915)	9.12
Restricted shares cancelled	(72,490)	9.20

Balance at September 30, 2007	1,376,195	9.11
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
Employee Withholding Taxes on Stock Awards
Effective January 1, 2006, for ease in administering the issuance of stock awards, the company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. During the nine months ended September 30, 2007 and September 30, 2006, the company paid $0.9 million and $1.0 million, respectively, for withholding taxes related to stock awards.
Stock Repurchases
On May 16, 2007, the Board of Directors authorized the buyback of 500,000 shares of common stock, adding to the number of shares previously authorized for repurchase by the Board. The company repurchased 517,300 shares for $4.1 million during the three months ended September 30, 2007 and purchased 663,384 shares for $5.5 million during the nine months ended September 30, 2007. As of September 30, 2007, the company is authorized to purchase 22,616 additional shares under repurchase programs.
6. Comprehensive Income

The following table provides the calculation of other comprehensive income for the three and nine months ended September 30, 2007 and September 30, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net income (loss)	$641	$(20,747)	$(3,325)	$(16,618)
Other comprehensive income:
Foreign currency translation adjustments	29	(175)	92	1,789
Realized foreign currency translation adjustments	—	—	(1,817)	—

Comprehensive income (loss)	$670	$(20,922)	$(5,050)	$(14,829)

The reclassification adjustment of $1.8 million for the nine months ended September 30, 2007 represents the realization of foreign exchange translation adjustments due to the substantially complete liquidation of PCTEL Ltd. Ireland at June 30, 2007.
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
The company recorded a restructuring benefit of $0.2 million in the three months ended September 30, 2007. This net benefit of $0.2 million consists of $0.6 million in proceeds for the sale of intangible assets, offsetting $0.4 million of cash-based restructuring charges. The company recorded $1.9 million in restructuring expense for the nine months ended September 30, 2007. The major components of the $1.9 million restructuring expense include $2.3 million gross cash-based restructuring charges, $0.7 million of asset impairments, and proceeds of $1.1 million for the sale of assets. The cash-based restructuring changes consist of $1.7 million for contract manufacturer obligations, $0.4 million of employee severance, $0.1 million of future lease payments, and $0.1 million of office clean up costs. Net impairments include a $1.8 million benefit related to recognition of other comprehensive income related to foreign translation adjustments. We realized the benefit due to the substantially complete liquidation of PCTEL Ltd. Ireland. The components of the $1.1 million recovery were the last time purchase of inventory for $0.5 million and the sale of intangible assets for $0.6 million.
Dublin, Ireland Restructuring
On April 7, 2006, the company reached an agreement in principle with the labor union responsible for the company’s manufacturing and certain other personnel in its Dublin, Ireland factory to discontinue the manufacture of the iVET, PMR and DPMR lines of the company’s antenna products at that location. The agreement was formally signed on April 20, 2006. This agreement enabled the company to wind down its manufacturing operations at the Dublin facility, terminate 65 redundant employee positions, downsize its space under the current lease at this location, and reduce its pension obligations to terminated and remaining employees. Manufacturing of the lines of antenna products was relocated either to a contract manufacturer in St. Petersburg, Russia, or to the company’s BTG facility in Bloomingdale, Illinois. The process of winding down manufacturing operations in Dublin and relocating the products to their new manufacturing locations was completed in September 2006 and the general and administrative support functions were eliminated in December 2006. During the nine months ended September 30, 2007, the company made lease payments related to the facility space no longer in use. For three months ended September 30, 2006, the company recorded restructuring expense of $1.1 million, which included fixed asset write-offs of $0.6 million, inventory write-offs of $0.4 million, and facility lease costs of $0.1 million. For nine months ended September 30, 2006, the company recorded restructuring expense of $0.4 million which included the net benefit related to the termination of the pension plan of $2.6 million, offsetting employee severance costs of $1.5 million, inventory write-offs of $0.8 million, .fixed asset write-offs of $0.6 million, and facility lease costs of $0.1 million.

The following table shows the cash-based restructuring activity during the nine months ended September 30, 2007 (in thousands):

	Cash-Based Restructuring
	Accrual				Accrual
	Balance at				Balance at
	December 31,	Restructuring	Cash	Currency	September 30,
	2006	Expense	Payments	Adjustments	2007

2006 Dublin Restructuring
Facility lease	52	—	(52)	—	—

	$52	—	($52)	—	$0

2007 UMTS Restructuring
Purchase commitments	—	1,184	(305)	61	940
Employee related	—	442	(440)	1	3
Facility & Office	—	226	(213)	3	16

	$0	1,852	(958)	65	$959

Total	$52	$1,852	($1,010)	$65	$959

8. Short Term Debt
The short-term borrowings consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Maxrad Tianjin	$104	$100
PCTEL Limited (Ireland)	988	769

Total	$1,092	$869

The borrowings for Maxrad Tianjin are denominated in Chinese Yuan and the weighted average interest rate on these borrowings was 7.0% during the nine months ended September 30, 2007. The borrowings for PCTEL Limited are denominated in Euros and the weighted average interest rate on these borrowings was 5.5% during the nine months ended September 30, 2007.
9. Commitments and Contingencies
Warranties and Sales Returns
The company’s Broadband Technology Group (BTG) segment allows its major distributors and certain other customers to return unused product under specified terms and conditions. In accordance with FAS 48, the company accrues for product returns at the time of original sale based on historical sales and return trends. The company’s allowance for sales returns was $226,000 and $242,000 at September 30, 2007 and December 31, 2006, respectively.
The company offers repair and replacement warranties of on average two years for antennas products and one year for scanner products. The company’s warranty reserve for these products based on historical sales and costs of repair and replacement trends. The company reports warranty reserves as a current liability included in accrued liabilities. The warranty reserves were $130,000 and $184,000 at September 30, 2007 and December 31, 2006, respectively.
Legal Proceedings

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.
In March 2002, plaintiff Ronald H. Fraser (“Fraser”) filed a complaint in the California Superior Court for breach of contract and declaratory relief against us and for breach of contract, conversion, negligence and declaratory relief against the company’s transfer agent, Wells Fargo Bank Minnesota, N.A. The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April 2000. At a mandatory settlement conference held in September 2004, Fraser stipulated to judgment in favor of the company. In November 2004 Fraser appealed the judgment entered against him. On February 6, 2007, the Court of Appeal for the Sixth Appellate District issued an opinion affirming the trial court’s order granting PCTEL’s motion for summary judgment. On March 2, 2007, Fraser submitted an appeal of this decision and on March 7, 2007, the Court of Appeal for the Sixth Appellate District denied his appeal. In March 2007, Fraser appealed to the Supreme Court of California. In May 2007, Fraser was denied his appeal, thereby eliminating any further avenue of legal recourse by Fraser against PCTEL.
10. Income Taxes
The company recorded income tax expense of $0.8 million for the nine months ended September 30, 2007. This tax expense represents a projected effective rate of -33%. The tax rate for the nine months ended September 30, 2007 differs from the statutory tax rate because the company has a valuation allowance on its deferred tax assets. Provision for deferred tax liabilities related to goodwill amortization also impacted the effective rate.
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
11. Industry Segment, Customer and Geographic Information
The company principally operates in three business segments. They are Broadband Technology Group (BTG), Mobility Solutions Group (MSG), and Licensing. The segment information for the three and nine months ended September 30, 2006 has been restated to reflect the company’s current segment reporting structure.
PCTEL’s chief operating decision maker (CEO) uses only the below measures in deciding how to allocate resources and assess performance among the segments.
The results of operations by segment are as follows (in thousands):

(unaudited)	BTG	MSG	LICENSING	TOTAL
Three months ended September 30, 2007
Revenue	$17,454	$2,693	$171	$20,318
Gross Profit	$7,708	$2,681	$165	$10,554
Operating Expenses				$10,474
Operating Income				$80

(unaudited)	BTG	MSG	LICENSING	TOTAL
Three months ended September 30, 2006
Revenue	$17,682	$2,407	$437	$20,526
Gross Profit	$7,085	$2,398	$425	$9,908
Operating Expenses				$32,186
Operating Loss				($22,278)

(unaudited)	BTG	MSG	LICENSING	TOTAL
Nine months ended September 30, 2007
Revenue	$49,970	$7,490	$771	$58,231
Gross Profit	$21,887	$7,455	$757	$30,099
Operating Expenses				$35,227
Operating Loss				($5,128)

(unaudited)	BTG	MSG	LICENSING	TOTAL
Nine months ended September 30, 2006
Revenue	$50,450	$7,191	$8,209	$65,850
Gross Profit	$20,345	$7,152	$8,189	$35,686
Operating Expenses				$53,527
Operating Income				($17,841)
The company’s revenues to customers outside of the United States, as a percent of total revenues for the three and nine months ended September 30, 2007 and September 30, 2006, are as follows:

	Three Months Ended		Nine Months Ended
(unaudited)	September 30,		September 30,
	2007	2006	2007	2006
Europe	18%	22%	20%	20%
Asia Pacific	7%	8%	6%	7%
Latin America	2%	2%	4%	2%
North America	2%	4%	2%	3%

	29%	36%	32%	32%

Revenue from the company’s major customers representing 10% or more of total revenues for the three and nine months ended September 30, 2007 and September 30, 2006 are as follows:

	Three Months Ended		Nine Months Ended
(Unaudited)	September 30,		September 30,
Customer	2007	2006	2007	2006
Agere Systems	0%	0%	0%	11%
Tessco Technologies	8%	10%	9%	9%

Tessco is a customer in the BTG segment and Agere was a customer in the Licensing segment. The company recorded $7.0 million for a licensing settlement from Agere during the three months ended June 2006. There are no customers that represent 10% or greater of the company’s revenues in the three or nine months ended September 30, 2007.
12. Benefit Plans
401(k) Plan
The 401(k) plan covers all of the domestic employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute a portion of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k) plan. The company made $163,000 and $140,000 in employer contributions to the 401(k) plan for the three months ended September 30, 2007 and September 30, 2006, respectively. The company made $505,000 and $447,000 in employer contributions to the 401(k) plan for the nine months ended September 30, 2007 and 2006, respectively.
Foreign Benefit Plans
The company contributes the statutory requirements for certain foreign employee retirement plans. The company made contributions of approximately $41,000 and $18,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively.
Executive Deferred Compensation Plan
The company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, our executives may defer up to 50% of salary and 100% of cash bonuses with a minimum of $1,500. In addition, the company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides our executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. As of September 30, 2007, the deferred compensation obligation of $1.0 million was included in other long-term accrued liabilities ($0.9 million) and accrued liabilities ($0.1 million). The company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in other assets.
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

Prior to the termination of the Plan, the effect on operations of the pension plan for the three and nine months ended September 30, 2007 and September 30, 2006, respectively, was as follows (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service costs	—	—	—	$132
Interest costs	—	—	—	140
Expected return on plan assets	—	—	—	(101)

Net periodic expense	$—	$—	$—	171

The company made pension contributions of $183,000 during the nine months ended September 30, 2006.

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
Licensing revenue is dependent on the signing of new license agreements and the success of the licensees in the marketplace. New licenses often contain up front payments pertaining to past royalty liability, or one time payments if the license is perpetual. This can make licensing revenue uneven. During 2006, we were successful in licensing our modem technology to what we believe is the last of the significant users of our modem technology that was not already under license. Licensing revenue will decline in 2007 to approximately $1.0 million or less and will continue to decline significantly in future periods.

Results of Operations
Three and Nine months Ended September 30, 2007 and 2006
(All amounts in tables, other than percentages, are in thousands)
Revenues

	BTG	MSG	LICENSING	TOTAL
Three months ended September 30, 2007
Revenue	$17,454	$2,693	$171	$20,318
% change from year ago period	(1.3%)	11.9%	(60.9%)	(1.0%)

Three months ended September 30, 2006
Revenue	$17,682	$2,407	$437	$20,526
% change from year ago period	(6.8%)	17.0%	(26.9%)	(5.1%)

Nine months ended September 30, 2007
Revenue	$49,970	$7,490	$771	$58,231
% change from year ago period	(1.0%)	4.2%	(90.6%)	(11.6%)

Nine months ended September 30, 2006
Revenue	$50,450	$7,191	$8,209	$65,850
% change from year ago period	2.9%	60.2%	477.7%	19.8%
BTG revenues were approximately $17.5 million for the three months ended September 30, 2007, a decrease of 1% from the prior year period. BTG revenues were approximately $50.0 million for the nine months ended September 30, 2007, a decrease of 1% from the prior year period. The decline in revenue reflects our decision to exit the UMTS antenna market and the continued elimination of lower margin antenna product lines. The three and nine months ended September 30, 2006 included $0.5 and $1.7 million of revenues from UMTS operations.
MSG revenues increased approximately 12% to $2.7 million for the three months ended September 30, 2007, compared to the same period in fiscal 2006. MSG revenues of approximately $7.5 million for the nine months ended September 30, 2007 were 4% better than the prior year period. The principle products in this segment are our Data Roaming Client software and associated Central Configuration Server as well as our IMS (IP multimedia subsystem) client software. Data client revenues dominate MSG revenues as IMS technology is currently in its pre-commercial deployment trial stage throughout the world.
Licensing revenues were approximately $0.2 million in the three months ended September 30, 2007 compared to $0.4 million in the three months ended September 30, 2006. Licensing revenues were approximately $0.8 million in nine months ended September 30, 2007 compared to $8.2 million in the nine months ended September 30, 2006. The second quarter of 2006 included a $7.0 million IP licensing settlement from Agere. With the completion of the modem patent litigation last year, we only have several relatively small licensing agreements that will run to completion in 2007.

Gross Profit

	BTG	MSG	LICENSING	TOTAL
Three months ended September 30, 2007
Gross profit	$7,708	$2,681	$165	$10,554
Percentage of revenue	44.2%	99.6%	96.5%	51.9%
% of revenue change from year ago period	4.1%	0.0%	(0.8%)	3.6%

Three months ended September 30, 2006
Gross profit	$7,085	$2,398	$425	$9,908
Percentage of revenue	40.1%	99.6%	97.3%	48.3%
% of revenue change from year ago period	0.8%	(0.4%)	9.0%	1.9%

Nine months ended September 30, 2007
Gross profit	$21,887	$7,455	$757	$30,099
Percentage of revenue	43.8%	99.5%	98.2%	51.7%
% of revenue change from year ago period	3.5%	0.0%	(1.6%)	(2.5%)

Nine months ended September 30, 2006
Gross profit	$20,345	$7,152	$8,189	$35,686
Percentage of revenue	40.3%	99.5%	99.8%	54.2%
% of revenue change from year ago period	(1.3%)	1.2%	5.3%	6.6%
Our product segments vary significantly in gross profit percent. The increase in overall gross profit as a percentage of revenues by 3.6 percentage points for the three months ended September 30, 2007 is due to a higher mix of MSG products and scanning receivers, as well as margin improvements within the antenna product line. The decrease in overall gross profit as a percentage of revenues by 2.5 percentage points for the nine months ended September 30, 2007 compared to the prior year periods is due to the one time $7.0 million license settlement from Agere in the second quarter of 2006. Excluding this one-time settlement, gross profit as a percentage of sales increased 3.0 percentage points for the nine months ended September 30, 2007, compared to the same period in fiscal 2006. Excluding the Agere settlement, the increase in gross profit is due to the higher mix of MSG products and scanning receivers, as well margin improvements within the antenna product line.
BTG margin was approximately 44.2% in the three months ended September 30, 2007, 4.1 percentage points better than the comparable period in fiscal 2006. BTG margin was approximately 43.8% in the nine months ended September 30, 2007, 3.5 percentage points better than the comparable period in fiscal 2006. The margin improvement in the three and nine months ended September 30, 2007 reflects growth in our higher margin scanning receiver products and the elimination of lower margin antenna products from the portfolio. Margin improvements also include the positive impact of the outsourcing of the products manufactured in Dublin, Ireland to lower cost manufacturing sources in 2006. We expect long-term gross profit in this segment to be in the mid 40% range.
MSG margin was approximately 99.6% and 99.5% for the three and nine months ended September 30, 2007. The gross profit % was unchanged from the prior year periods. The cost of goods sold in the segment relates primarily to third party licenses included in the Roaming Client product. We expect long-term gross profit in this segment to be in the upper 90% range.
Licensing margin was approximately 96.5% and 98.2% for the three and nine months ended September 30, 2007. Compared to 2006, gross profit as a percentage of revenue was 0.8 percentage points worse than the three months ended September 30, 2006 and 1.6 percentage points lower than the nine months ended September 30, 2006. The margin was higher in 2006 due to $7.0 million in licensing from the Agere settlement.
Research and Development

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Research and development	$3,597	$3,578	$11,604	$9,831
Percentage of revenues	17.7%	17.4%	19.9%	14.9%
% change from year ago period	0.5%	39.7%	18%	31.7%
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
Research and development expenses were $3.6 million for both the three months ended September 30, 2007 and three months ended September 30, 2006. Increases in expenses from investments in software and scanning products offset declines in antenna expenses due to the exiting of UMTS product operations. Engineering expenses increased $1.8 million for the nine months ended September 30, 2007 compared to the comparable period in 2006. The increase is due to incremental investments in headcount and expenses for software and scanning products.
Sales and Marketing

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Sales and marketing	$3,498	$3,226	$10,377	$9,964
Percentage of revenues	17.2%	15.7%	17.8%	15.1%
% change from year ago period	8.4%	(11.3%)	4.1%	2.9%
Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.
Sales and marketing expenses increased approximately $0.3 million for the three months ended September 30, 2007 compared to the same period in fiscal 2006 and approximately $0.4 million for the nine months ended September 30, 2007 compared to the same period in fiscal 2006 reflecting additional investments in distribution.
General and Administrative

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

General and administrative	$3,373	$3,393	$10,494	$10,867
Percentage of revenues	16.6%	16.5%	18.0%	16.5%
% change from year ago period	(0.6%)	(17.3%)	(3.4%)	(10.5%)
General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.
General and administrative expenses were $3.4 million for both the three months ended September 30, 2007 and September 30, 2006. For the nine months ended September 30, 2007, expenses were $0.3 million lower than the comparable period in 2006 due to reduction of costs associated with the Dublin facility.
Amortization of Intangible Assets

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Amortization of intangible assets	$408	$749	$1,580	$2,842
Percentage of revenues	2.0%	3.6%	2.7%	4.3%
Amortization expense declined $0.3 million in the three months ended September 30, 2007 compared to the same period in fiscal 2006, and declined $1.3 million in the nine months ended September 30, 2007 compared to the same period in fiscal 2006. The $0.3 million decrease in amortization for the three months ended September 30, 2007, is because the intangible assets related to the DTI acquisition were fully amortized as of March 2007. Of the $1.3 million decrease in amortization expense in the nine months ended September 30, 2007, $0.6 million is because the intangible assets related to the DTI acquisition were fully amortized as of March 2007, and $0.7 million is due to lower amortization for the UMTS antenna intangible assets that were impaired in September 2006. In September 2006, we reevaluated the carrying value of the technology and customer relationships intangible assets and goodwill from the Sigma acquisition, as required by Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of” and Statement of Accounting Standards No. 142 “Goodwill and Intangible Assets”. We concluded that the carrying value of intangible assets was impaired by $6.0 million and the carrying value of the goodwill was impaired by $14.3 million.
Restructuring charges (benefit)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Restructuring charges (benefit)	($152)	$1,141	$1,922	$424
Percentage of revenues	(0.7%)	5.6%	3.3%	0.6%
On June 14, 2007 we announced that we are exiting operations related to our UMTS iVET antenna product line. The restructuring charges represent the costs associated with closing our research and development facility in Dublin, Ireland as well as a related engineering satellite office in the United Kingdom, and discontinuing the UMTS portion of our contract manufacturing, which was located in St. Petersburg, Russia. These actions terminated twelve redundant employee positions in Ireland and three redundant employee positions in the United Kingdom. The facilities and employees affected by our closure decision were originally part of our acquisition of Sigma Wireless Ltd. in July 2005. The net benefit recorded for restructuring activity during the three months ended September 30, 2007 includes $0.6 million in proceeds for the sale of intangible assets, offsetting $0.4 million of cash-based restructuring charges. We recorded $1.9 million in restructuring expense for the nine months ended September 30, 2007. The major components of the $1.9 million in restructuring expense include $2.3 million of gross cash-based restructuring charges $0.7 million of asset impairments, and proceeds of $1.1 million for the sale of assets. The cash-based restructuring changes include $1.7 million for contract manufacturer obligations, $0.4 million of employee severance, $0.1 million of future lease payments, and $0.1 million of office clean up costs. Net impairments include a $1.8 million benefit related to recognition of other comprehensive income related to foreign translation adjustments. We realized the benefit due to the substantially complete liquidation of PCTEL Ltd. Ireland. The components of the $1.1 million recovery were the last time purchase of inventory for $0.5 million and the sale of intangible assets for $0.6 million. Our restructuring activities positively impacted operating costs $0.5 million in the three months ended September 30, 2007.
The expense recorded in 2006 relates to the restructuring for the discontinuation of manufacturing in Dublin, Ireland. On April 7, 2006, we reached an agreement in principle with the labor union responsible for our manufacturing and certain other personnel in our Dublin, Ireland factory to discontinue the manufacture of the iVET, PMR and DPMR lines of our antenna products at that location. The agreement was formally signed on April 20, 2006. This agreement enabled us to wind down our manufacturing operations at the Dublin facility, terminate 65 redundant employee positions, downsize our space under the current lease at this location, and reduce our pension obligations to terminated and remaining employees. The process of winding down manufacturing operations in Dublin and relocating the products to their new manufacturing locations was completed in September 2006 and the general and administrative support functions were eliminated in December 2006. For the three months ended September 30, 2006 we recorded a restructuring expense of $1.1 million, which included fixed asset write-offs of $0.6 million, inventory write-offs of $0.4 million, and facility lease costs of $0.1 million. For the nine months ended September 30, 2006, we recorded a restructuring expense of $0.4 million, which included the net benefit related to the termination of the pension plan of $2.6 million, offsetting employee severance of $1.5 million, inventory write-offs of $0.8 million, fixed asset write-offs of $0.6 million, and facility lease costs of $0.1 million.
Gain on sale of assets and related royalties

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Gain on sale of assets and related royalties	($250)	($250)	($750)	($750)
Percentage of revenues	1.2%	1.2%	1.3%	1.1%
All royalty amounts represent royalties from Conexant. The royalty agreement with Conexant runs through June 30, 2009.
Other Income, Net

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Other income, net	$820	$990	$2,621	$2,358
Percentage of revenues	4.0%	4.8%	4.5%	3.6%
Other income, net, consists primarily of interest income, and also interest expense and foreign exchange gains and losses. Other income decreased in three months ended September 30, 2007 compared to the same period in fiscal 2006 as the prior year results 2007 due to foreign exchange losses primarily related to Euro transactions. We recorded foreign exchange losses of $76,000 in the three months ended September 30, 2007, but recorded foreign exchange gains of $93,000 in the three months ended September 30, 2006. Other income increased for the nine months ended September 30, 2007 compared to the same period in fiscal 2006 due to higher interest income as a result of higher interest rates and higher yielding cash investments. Starting in the quarter ended June 30, 2006, we invested in commercial paper, certificates of deposit, and municipal bonds in addition to money market funds. At September 30, 2007, the company’s cash equivalents were invested primarily in money market funds.
Provision (Benefit) for Income Taxes

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Provision (benefit) for income taxes	$259	($541)	$818	$1,135
The tax rate for the three and nine months ended September 30, 2007 differs from the statutory rate of 35% because we provide a valuation allowance on our deferred tax assets, and also due to provisions for deferred tax liabilities related to goodwill amortization that is deductible for tax purposes.
The tax rate for the three and nine months ended September 30, 2006 differs from the statutory rate of 35% because of the valuation allowance on our deferred tax assets, the provision for deferred tax liabilities related to goodwill that is deductible for tax purposes, and the utilization of NOL carryforwards.
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
Stock-based compensation expense
In the three months ended September 30, 2007, we recognized stock-based compensation expense of $1.2 million in the condensed consolidated statements of operations, which included $0.9 million of restricted stock amortization, $0.2 million for stock option expense, and $0.2 million for stock bonuses. In the nine months ended September 30, 2007, we recognized stock-based compensation expense of $3.7 million, which included $2.5 million for restricted stock amortization, $0.7 million for stock option expense, $0.4 million of stock bonuses, and $0.1 million for stock compensation expense for the ESPP. Total stock compensation expense for the three months ended September 30, 2006 was $1.1 million, which included $0.7 million for restricted stock amortization, $0.3 million for stock option expense, and $0.1 million for stock bonuses. Total stock compensation expense for the nine months ended September 30, 2006 was $3.3 million, which included $1.9 million of restricted stock amortization, and $1.0 million for stock option expense, and $0.4 million for stock bonuses.
The following table summarizes the stock-based compensation expense by income statement line item:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Cost of sales	$131	$95	$318	$258

Research and development	198	165	585	472
Sales and marketing	125	207	488	645
General and administrative	763	642	2,361	1,948

Total operating expense	1,086	1,014	3,434	3,065

Total	$1,217	$1,109	$3,752	$3,323

Liquidity and Capital Resources

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Net loss	($3,325)	($16,618)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	6,853	26,815
Changes in operating assets and liabilities	(2,578)	(1,351)

Net cash provided by operating activities	$950	$8,846
Net cash provided by (used in) investing activities	9,894	(1,022)
Net cash provided by (used in) financing activities	(4,242)	4,991

Cash and cash equivalents at the end of period	65,898	70,442
Short-term borrowings at end of period	1,092	1,245
Our cash and short-term investments, net of short-term borrowings were approximately $64.8 million and $69.2 million as of September 30, 2007 and September 30, 2006, respectively. Our working capital was $80.6 million and $78.9 million as of September 30, 2007 and 2006, respectively. The decrease in cash at September 30, 2007 compared to September 30, 2006 is due to $5.5 million of cash used for the buyback of our stock and $4.1 for capital expenditures, offsetting $4.5 million of cash provided from operations and $1.4 million in cash proceeds from the issuance of common stock.
Our operating activities provided $1.0 million of net cash during the nine months ended September 30, 2007 as operating income as adjusted for depreciation, amortization, and stock based compensation offset negative changes in assets and liabilities. The most significant balance sheet change was an increase in inventories of $2.3 million during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, cash from operating activities provided $1.8 million excluding the $7.0 million Agere licensing settlement. .
We received proceeds of $11.6 million related to the maturity of short-term investments and used $2.5 million for capital expenditures during the nine months ended September 30, 2007. For the nine months ended September 30, 2006, we used $2.4 million for capital expenditures For both the nine months ended September 30, 2007 and September 30, 2006, the company received $0.8 million in proceeds from the sale of assets and related royalties.
We used $4.2 million for financing activities during the nine months ended September 30, 2007 as we repurchased common stock for $5.5 million, but received $1.1 million in proceeds from the sale of common stock related to stock option exercises and shares purchased through the ESPP. In the nine months ended September 30, 2007, net borrowings provided $0.2 million in cash. During the nine months ended September 30, 2006, we received proceeds of $3.1 million related to stock option exercises and shares purchased through the ESPP, and also received proceeds of $1.2 million from net borrowings. We borrowed funds in Ireland for the Dublin operations starting in the June 2006 quarter.

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
Contractual Obligations and Commercial Commitments
As of September 30, 2007, we had operating lease obligations of approximately $4.4 million through 2013. As of September 30, 2007, we had purchase obligations of $5.8 million for the purchase of inventory, as well as for other goods and services, in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.
In June 2007, we closed our research and development facility in Dublin, Ireland as well as a related engineering satellite office in the United Kingdom (UK), and discontinued the UMTS portion of our contract manufacturing, which was located in St. Petersburg Russia. We negotiated a termination of the UK lease and our Ireland lease terminates effective December 31, 2007.
As part of the UMTS restructuring announced in June 2007, we had obligations of $1.5 million at September 30, 2007, consisting of purchase commitments and facility costs.
Critical Accounting Policies and Estimates
We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. There have been no material changes in any of our critical accounting policies since December 31, 2006, except for the adoption of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48”). See Note 10 of Notes to Financial Statements on Income Taxes, including discussion of the impact of adopting “FIN 48: Uncertain Tax Positions” on January 1, 2007.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
See our 2006 Annual Report on Form 10-K (Item 7A). As of September 30, 2007, there have been no material changes in this information.
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
PART II Other Information
Item 1: Legal Proceedings
Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.
In March 2002, plaintiff Ronald H. Fraser (“Fraser”) filed a complaint in the California Superior Court for breach of contract and declaratory relief against us and for breach of contract, conversion, negligence and declaratory relief against our transfer agent, Wells Fargo Bank Minnesota, N.A. The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April 2000. At a mandatory settlement conference held in September 2004, Fraser stipulated to judgment in favor of us. In November 2004 Fraser appealed the judgment entered against him. On February 6, 2007, the Court of Appeal for the Sixth Appellate District issued an opinion affirming the trial court’s order granting PCTEL’s motion for summary judgment. On March 2, 2007, Fraser submitted an appeal of this decision and on March 7, 2007, the Court of Appeal for the Sixth Appellate District denied his appeal. In

March 2007, Fraser appealed to the Supreme Court of California. In May 2007, Fraser was denied his appeal, thereby eliminating any further avenue of legal recourse by Fraser against PCTEL.
Item 1A: Risk Factors
Factors That May Affect Our Business, Financial Condition and Future Operating Results
There have been no material changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006.
Item 2: Changes in Securities, use of proceeds, and issuer purchases of equity securities

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number of	Price Paid	as Part of Publicly	Yet Be Purchased
	Shares Repurchased	Per Share	Announced Programs	Under the Programs
July	51,200	8.33	2,511,284	488,716
August	466,100	7.79	2,977,284	22,616
September	—	—	2,977,284	22,616
In 2002 and 2003, the Board of Directors authorized the repurchase of up to 2,500,000 shares of common stock. Through December 31, 2006 we had repurchased 2,314,000 shares from this total authorized. In May 2007, the Board of Directors authorized the repurchase up to 500,000 additional shares of common stock. During the three months ended June 30, 2007, we repurchased 146,084 shares of common stock at an average price of $9.91.During the three months ended September 30, 2007, we repurchased 517,300 shares at an average price of 7.84. As of September 30, 2007, the number of shares remaining for repurchase under previous Board authorizations was 22,616 shares of common stock.

Item 6: Exhibits

Exhibit No.	Description	Reference

10.61	Employment Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007

10.62	Management Retention Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007

10.63	Form of Performance Share Agreement	Incorporated by reference to the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007

10.64	Form of Management Retention Agreement	Incorporated by reference to the same number filed with the Registrant’s Current Report on Form 8-K filed on October 12, 2007

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Setion 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc. A Delaware Corporation (Registrant)
/s/ Martin H. Singer
Martin H. Singer
Chairman of the Board and Chief Executive Officer
Date: November 6, 2007