Form 10-K
period 2007-12-31
PC TEL INC
filed 2008-03-21
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-27115

PCTEL, Inc.
(Exact Name of Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0364943 (I.R.S. Employer Identification Number)
471 Brighton Drive, Bloomingdale IL (Address of Principal Executive Office)	60108 (Zip Code)
(630) 372-6800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 Par Value Per Share	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None.
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
As of June 30, 2007, the last business day of Registrant’s most recently completed second fiscal quarter, there were 22,500,019 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq Global Market on June 30, 2007) was approximately $118,254,806. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, par value $.001 per share	21,720,707 as of March 1, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of Registrant’s definitive Proxy Statement relating to its 2008 Annual Stockholders’ Meeting to be held on June 10, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PCTEL, Inc.
Form 10-K
For the Year Ended December 31, 2007

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

Overview

PCTEL focuses on wireless broadband technology related to propagation and optimization. We design and develop innovative antennas that extend the reach of broadband and other wireless networks and that simplify the implementation of those networks. We provide highly specialized software-defined radios that facilitate the design and optimization of broadband wireless networks. We supply our products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, VARs and other OEMs. Additionally, we have licensed our intellectual property, principally related to a discontinued modem business, to semiconductor, PC manufacturers, modem suppliers, and others.

In 2007, we operated in three separate product segments: a Broadband Technology Group, Mobility Solutions Group, and Licensing. The Broadband Technology Group includes our Antenna Products Group and RF Solutions Group. PCTEL maintains expertise in several technology areas. These include DSP chipset programming, Radio Frequency, software engineering, mobile, antenna design and manufacture, mechanical engineering, product quality and testing, advanced algorithm development, and cellular engineering.

On January 4, 2008 we sold our Mobility Solutions Group (MSG) to Smith Micro Software, Inc. (NASDAQ: SMSI). MSG produces mobility software products for WiFi, Cellular, IP Multimedia Subsystem (IMS), and wired applications. The financial results for MSG are presented in the financial statements as discontinued operations.

PCTEL was incorporated in California in 1994 and reincorporated in Delaware in 1998. The principal executive offices are located at 471 Brighton Drive, Bloomingdale, Illinois 60108. The telephone number at that address is (630) 372-6800 and the web site is www.pctel.com. The contents of the web site are not incorporated by reference into this Annual Report on Form 10-K.

Broadband Technology Group

The Broadband Technology Group (BTG) designs, distributes, and supports innovative antenna solutions for public safety applications, unlicensed and licensed wireless broadband, fleet management, network timing, and other GPS applications. BTG’s portfolio of scanning receivers and interference management solutions are used to measure, monitor and optimize cellular networks.

PCTEL established its antenna product portfolio with a series of acquisitions starting with MAXRAD, Inc, which was acquired in January 2004. MAXRAD’s antenna solutions consist of antennas designed to enhance the performance of broadband wireless, in-building wireless, wireless Internet service providers and land mobile radio (LMR) applications. As a result of the October 2004 acquisition of certain antenna product lines from Andrew Corporation (“Andrew”), the product portfolio expanded to include GPS (Global Positioning Systems), satellite communications (Mobile SATCOM) and on-glass mobile antennas. In July 2005, we again expanded the product portfolio with the purchase of Sigma Wireless Technologies Limited (“Sigma”), located in Dublin, Ireland. Sigma provides integrated variable electrical tilt base stations antennas (iVET), public mobile radio (PMR), and digital public mobile radio (DPMR) antenna products. In 2007, we exited the base station antenna business.

These product lines were expanded through the organic development of new antenna product families, such as our WiMAX portfolio, as well as the expansion of existing product lines. Our four dominant antenna product lines at this time are: Land Mobile Radio for public safety and enterprise applications, GPS antennas for network timing and fleet management, WiMAX antennas used in backhaul, last mile, and point to multipoint applications, and, finally, our data product family, which includes WiFi, RFID, and Mesh Network antennas.

Antenna products are sold through dealers, distributors and via direct sales channels to wireless carriers and equipment manufacturers. The products are sold under the MAXRAD® trade name. Antenna Specialist® and MicroPulse® are still registered trademarks of the company.

Revenue growth for antenna products is tied to emerging wireless applications in broadband wireless, in-building wireless, wireless Internet service providers, GPS and Mobile SATCOM. The LMR, PMR, DPMR, and on-glass mobile antenna applications represent mature markets. Our newest products address WiMAX standards and applications.

There are many competitors for antenna products, as the market is highly fragmented. Competitors include such names as Laird (Cushcraft, Centurion, and Antennex brands), Mobile Mark, Radiall/Larsen, Comtelco, Wilson, Commscope (Andrew Corporation products), Kathrein, and others. BTG seeks out product applications that command a premium for product performance and customer service, and seeks to avoid commodity markets.

BTG’s OEM receiver and interference management solutions consist of software-defined radio products designed to measure and monitor cellular networks. PCTEL established its position in this market with the acquisition of certain assets of Dynamic Telecommunications, Inc. (DTI) in March 2003. The technology is sold in two forms: as OEM radio frequency receivers or as integrated systems solutions. The SeeGull® family of OEM receivers collects and measure RF data, such as signal strength and base station identification in order to analyze wireless signals. The CLARIFY® interference management product is a receiver system solution that uses patent pending technology to identify and measure wireless network interference. Customers of BTG’s OEM receiver and interference management solutions are wireless network operators, wireless infrastructure suppliers, and wireless test and measurement solution providers.

Revenue growth for OEM receivers and interference management solutions is tied to the deployment of new wireless technology, such as 2.5G and 3G, and the need for existing wireless networks to be tuned and reconfigured on a regular basis. Explosive cellular subscriber growth drives demand for these products as well. Competitors for these products are OEM’s such as Agilent Technologies, Rohde and Schwarz, Anritsu, Panasonic, and Berkley Varitronics. The products compete on the basis of product performance at a price point that is generally lower than the competition.

Revenue for both antenna and receiver products follow the seasonal capital spending patterns of the wireless network operators and OEM’s. Revenue for BTG within each fiscal year is historically seasonal, with a trend of the first quarter typically being the lowest and the fourth quarter typically being the highest.

Licensing

We have an intellectual property portfolio in the area of analog modem technology, which we have actively licensed for revenue starting in 2002. The number of U.S. patents and applications in this technology reached to over 100 in 2005.. We have since sold or divested most of these patents. Companies under license at the end of 2007 include Agere, Lucent, US Robotics, 3COM, Intel, Conexant, Broadcom, Silicon Laboratories, Texas Instruments, Smartlink, Ricoh, and ESS Technologies. At this time, these licenses are substantially fully paid up. We believe that there are no significant modem market participants remaining to be licensed and the company expects minimal modem licensing revenue going forward.

PCTEL also has an intellectual property portfolio related to antennas, the mounting of antennas, and scanning receivers. These patents are being held for defensive purposes and are not part of an active licensing program.

Discontinued operations — Mobility Solutions Group

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

Competitors for the Roaming Client range from operating system suppliers such as Apple or Microsoft (which offers a level of WLAN client support through its Windows XP and Vista offerings) to WLAN NIC (Network Interface Card) suppliers (that bundle minimal clients with their hardware offering) to service aggregators that provide a client as part of their service offering such as iPASS. The company believes it is unique in that many of these competitors are potential customers for the branded client offering. There are few ’client only’ competitors in the WLAN space, such as Smith Micro, and Birdstep (through its acquisition of Alice Systems in November 2004). The single biggest competitive condition for the Roaming Client is product performance. The Roaming Client distinguishes itself from its competition on the following dimensions: usability, ability to roam across all existing wireless standards, its security module, the availability of a centralized configuration server that can manage profiles and policy, and the tested compatibility with hundreds of wireless modems.

Developments

We continue to look for opportunities in wireless markets both through internal development and through acquisitions.

The following significant acquisition and divestiture events related to wireless markets took place in our history.

•	Acquisition of cyberPIXIE, Inc. in May 2002, which was the genesis of the company’s Mobility Solutions Group.

•	Acquisition of certain assets of Dynamic Telecommunications, Inc. (DTI) in March 2003. The OEM receiver and interference measurement product lines within BTG came from DTI.

•	Acquisition of MAXRAD, Inc. in January 2004, product lines from Andrew in October 2004, and Sigma in July 2005. These acquisitions provided the antenna product lines within BTG.

•	Exit from the Universal Mobile Telecommunications System (UMTS) antenna market in 2007

•	Sale of the Mobility Solutions Group in January 2008

Sales, Marketing and Support

We supply our products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, VARs and other OEMs. PCTEL’s direct sales force is technologically sophisticated and sales executives have strong industry domain knowledge. Our direct sales force supports the sales efforts of our distributors and OEM resellers.

Our marketing strategy is focused on building market awareness and acceptance of our new products. The marketing organization also provides a wide range of programs, materials and events to support the sales organization. We spent approximately $10.7, $11.0, and $11.1 million in our continuing operations for the fiscal years 2007, 2006 and 2005, respectively for sales and marketing support.

As of December 31, 2007, we employed 39 individuals in sales and marketing for our continuing operations with offices in the U.S., Hong Kong, Ireland, United Kingdom, Malaysia, China, Sweden, and India.

Major Customers

One customer in our continuing operations has accounted for revenue greater than 10% during two of the last three fiscal years as follows:

	Years Ended December 31,
Customer	2007	2006	2005

TESSCO	9%	10%	12%

TESSCO, a distributor of wireless products, is a customer of the Broadband Technology Group.

International Activities

The following table illustrates the percentage of revenues from domestic and foreign sales of our continuing operations during the last three fiscal years:

	Years Ended December 31,
	2007	2006	2005

Domestic sales	64%	69%	77%
Foreign sales	36%	31%	23%

	100%	100%	100%

Backlog

Sales of our products are generally made pursuant to standard purchase orders, which are officially acknowledged according to standard terms and conditions. The backlog, while useful for scheduling production, is not a meaningful indicator of future revenues as the order to ship cycle is extremely short.

Research and Development

We recognize that a strong technology base is essential to the long-term success and we have made a substantial investment in research and development. We will continue to devote substantial resources to product development and patent submissions. The patent submissions are primarily for defensive purposes, rather than for potential license revenue generation. We monitor changing customer needs and work closely with the customers, partners and market research organizations to track changes in the marketplace, including emerging industry standards.

Research and development expenses include costs for hardware and related software development, prototyping, certification and pre-production costs. We spent approximately $9.6, $9.2, and $6.8 million in our continuing operations for the fiscal years 2007, 2006 and 2005, respectively, in research and development.

Manufacturing

We do final assembly of most of our antenna products and all of our OEM receiver and interference management product lines. We also have arrangements with several contract manufacturers but are not dependent on any one. Should any of these manufacturers be unsatisfactory, other manufacturers are available. We have no guaranteed supply or long-term contract agreements with any other of our suppliers.

Employees

As of December 31, 2007, we had 308 full-time equivalent employees from continuing operations, including 188 in operations, 39 in sales and marketing, 47 in research and development, and 34 in general and administrative functions. Headcount increased by 8 from December 31, 2006.

None of our employees are represented by a labor union. We consider employee relations to be good.

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

Risks Related to Our Business

Competition within the wireless product industry is intense and is expected to increase significantly. Our failure to compete successfully could materially harm our prospects and financial results.

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

Our wireless business is dependent upon the continued growth and evolution of the wireless industry.

Our future success is dependent upon the continued growth and evolution of the wireless industry. The growth in demand for wireless products and services may not continue at its current rate or at all.

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

Our gross profit may vary based on the mix of sales of our products, and these variations may cause our net income to decline.

Due in part to the competitive pricing pressures that affect our products and in part to increasing component and manufacturing costs, we expect gross profit from both existing and future products to decrease over time. In addition, licensing revenues from our intellectual property historically have provided higher margins than our product sales. Licensing revenues are expected to be minimal in 2008 and beyond.

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

We assemble our antenna products in our facilities located in Illinois and China. We may experience delays, disruptions, capacity constraints or quality control problems at our assembly facilities, which could result in lower yields or delays of product shipments to our customers. In addition, we are having a number of our antenna products manufactured in China and Russia via contract manufacturers. Any disruption of our own or contract manufacturers’ operations could cause us to delay product shipments, which would negatively impact our sales, competitive reputation and position. In addition, if we do not accurately forecast demand for our products, we will have excess or insufficient parts to build our product, either of which could seriously affect our operating results.

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

Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of December 31, 2007, we employed a total of 47 people in continuing operations in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

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

Undetected failures found in new products may result in a loss of customers or a delay in market acceptance of our products.

To date, we have not been made aware of any significant failures in our products. However, despite testing by us and by current and potential customers, errors may be found in new products after commencement of commercial shipments, resulting in loss of customers or delay in market acceptance.

Our financial position and results of operations may be adversely affected if tax authorities challenge us and the tax challenges result in unfavorable outcomes.

We currently have international subsidiaries located in China, United Kingdom, Malaysia, India, and Israel as well as international branch offices located in Hong Kong and Ireland. The complexities resulting from operating in several different tax jurisdictions increase our exposure to worldwide tax challenges.

Conducting business in international markets involves foreign exchange rate exposure that may lead to reduced profitability.

We have operations in Ireland, United Kingdom, Malaysia, India, Israel, Mexico, Sweden, and China. We believe that foreign exchange exposures may adversely impact financial results.

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

The jurisdiction of the Federal Communications Commission (FCC) extends to the entire communications industry, including our customers and their products and services that incorporate our products. Future FCC regulations affecting the broadband access services industry, our customers or our products may harm our business. For example, future FCC regulatory policies that affect the availability of data and Internet services may impede our customers’ penetration into their markets or affect the prices that they are able to charge. In addition, FCC regulatory policies that affect the specifications of wireless data devices may impede certain of our customers’ ability to manufacture their products profitably, which could, in turn, reduce demand for our products. Furthermore, international regulatory bodies are beginning to adopt standards for the communications industry. Although our business has not been hurt by any regulations to date, in the future, delays caused by our compliance with regulatory requirements may result in order cancellations or postponements of product purchases by our customers, which would reduce our profitability.

We may experience further write downs of our financial instruments and other losses related to volatile and illiquid market conditions.

At December 31, 2007, we had $38.9 million of short term investments on our balance sheet all of which were fund shares in the Columbia Strategic Cash Portfolio (the “CSCP”). We recorded $0.6 million of impairment in the fourth quarter of fiscal 2007 as a result of fluctuation in the value of our investment in those fund shares. The CSCP maintained a net asset value of $1 per unit until December 2007, after which the net asset value per unit fluctuated, and will continue to fluctuate, based on changes in market values of the securities held by the portfolio. The process of liquidating CSCP’s portfolio was initiated in December 2007 and is anticipated to continue through 2008. Future impairment charges may result until the fund is fully liquidated, depending on market conditions.

Risks Related to our Common Stock

The trading price of our stock price may be volatile based on a number of factors, some of which are not in our control.

The trading price of our common stock has been highly volatile. The common stock price has fluctuated from a low of $6.59 to a high of $11.00 during 2007. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

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

Under regulations required by the Sarbanes-Oxley Act of 2002, if we are unable to successfully maintain processes and procedures to achieve and maintain effective internal control over our financial reporting, our ability to provide reliable and timely financial reports could be harmed.

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

While we are expending significant resources in maintaining the necessary documentation and testing procedures required by Section 404, we cannot be certain that the actions we are taking to achieve and maintain our internal control over financial reporting will be adequate. If the processes and procedures that we implement for our internal control over financial reporting are inadequate, our ability to provide reliable and timely financial reports, and consequently our business and operating results, could be harmed. This in turn could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial reports, which could cause the market price of our common stock to decline.

Item 1B:	Unresolved Staff Comments

None

Item 2:	Properties

The following table lists our facilities:

Location	Square feet	Owned/Leased	Lease	Purpose

Bloomingdale, Illinois	75,517	Owned	N/A	Antennas & Corporate functions
Germantown, Maryland	20,704	Leased	2012	Scanning Receiver Products
Tianjin, China	7,373	Leased	2009	Antenna assembly
New Delhi, India	500	Leased	2008	Sales office
Stockholm, Sweden	250	Leased	2008	Sales office

In connection with the sale of the MSG division, our corporate headquarters moved to the company’s facilities in Bloomingdale, Illinois. We assigned the leases for our Chicago, Illinois and Belgrade, Serbia offices to Smith Micro.

In September 2006, we renegotiated a smaller space in our Dublin, Ireland facility because of the relocation of Dublin manufacturing operations. With our exit from the UMTS operations effective June 2007, we terminated our Dublin and United Kingdom office leases.

In February 2006, we relocated our office and assembly operations related to scanners and receivers to the Germantown, Maryland Observation Drive facility and vacated our Germantown, Maryland Wisteria Drive facility. The Wisteria Drive lease term ended in July 2007. We recorded lease exit costs in 2006 for the Wisteria Drive facility.

All properties are in good condition and are suitable for the purposes for which they are used. We believe that we have adequate space for our current needs.

Item 3:	Legal Proceedings

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

In March 2002, plaintiff Ronald H. Fraser (“Fraser”) filed a complaint in the California Superior Court for breach of contract and declaratory relief against us and for breach of contract, conversion, negligence and declaratory relief against the company’s transfer agent, Wells Fargo Bank Minnesota, N.A. The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April, 2000. At a mandatory settlement conference held in September 2004, Fraser stipulated to judgment in favor of the Company. In November 2004 Fraser appealed the judgment entered against him. On February 6, 2007, the Court of Appeal for the Sixth Appellate District issued an opinion affirming the trial court’s order granting PCTEL’s motion for summary judgment. On March 2, 2007, Fraser submitted an appeal of this decision. In May 2007, Fraser was denied his appeal, thereby eliminating any further avenue of legal recourse by Fraser against PCTEL.

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

On July 26, 2006 the parties entered into a settlement agreement which was favorable to the Company, and on July 31, 2006 the court dismissed with prejudice all claims and counterclaims in the action. As part of the settlement agreement, we granted Agere a perpetual license for $7.0 million.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Additional Item:  Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers as of March 1, 2008:

Name	Age	Position

Martin H. Singer	56	Chief Executive Officer, Chairman of the Board
John Schoen	52	Chief Financial Officer and Secretary
Jeffrey A. Miller	52	Vice President and General Manager, Broadband Technology Group
Luis Rugeles	38	General Manager, RF Solutions
Robert Suastegui	44	Vice President and General Manager, Sales and Marketing

Dr. Martin H. Singer has been our Chief Executive Officer and Chairman of the Board since October 2001. Prior to that, Dr. Singer served as our non-executive Chairman of the Board from February 2001 until October 2001, and he has been a director since August 1999. From October 2000 to May 2001, Dr. Singer was an independent consultant. From December 1997 to August 2000, Dr. Singer served as President and Chief Executive Officer of SAFCO Technologies, a wireless communications company. He left SAFCO in August 2000 after its sale to Agilent Technologies. From September 1994 to December 1997, Dr. Singer served as Vice President and General Manager of Wireless Access and Business Development within the Motorola Cellular Infrastructure Group. Prior to this period, Dr. Singer held senior management and technical positions in Motorola, Tellabs, AT&T and Bell Labs. Dr. Singer holds a Bachelor of Arts degree in psychology from the University of Michigan, and a Master of Arts degree and a Ph.D. in experimental psychology from Vanderbilt University. Dr. Singer currently serves as the Chairman of the Midwest council of the AeA (American Electronics Association). He is also on the advisory board for the Master of Management & Manufacturing program at Northwestern University (Kellogg) and served on the standing advisory group for the Public Company Accounting Oversight Board for two years. Dr. Singer has 7 patents in telecommunications and has written numerous articles on network evolution, immigration and labor policy, and other issues related to technology development.

Mr. John Schoen has been the Chief Financial Officer and Secretary since November 2001. Prior to that, Mr. Schoen was a Business Development Manager at Agilent Technologies, Inc. from July 2000 to November 2001. From May 1999 to July 2000, Mr. Schoen served as Chief Operating Officer and Chief Financial Officer of SAFCO Technologies, Inc. before its acquisition by Agilent Technologies Inc. Prior to this period, Mr. Schoen held various financial positions for over 19 years in Motorola Inc., including Controller of its Wireless Access and Business Development within Motorola’s Cellular Infrastructure Group. Mr. Schoen received a Bachelor of Science in Accounting from DePaul University and is a Certified Public Accountant.

Mr. Jeffrey A. Miller has been the Vice President and General Manager of our Broadband Technology Group since October 2006. Prior to that, Mr. Miller was Vice President of Global Sales since July 2004 before taking on his Broadband Technology Group role. Mr. Miller was Vice President of Business Development and Licensing from January 2003 before taking on his Global Sales role. Prior to that position, in September 2002 Mr. Miller was appointed Vice President of Product Management & New Technology. From November 2001 when he joined PCTEL, until September of 2002, Mr. Miller was Vice President of Engineering. Prior to joining PCTEL, Mr. Miller was Functional Manager of Wireless Optimization Products, Wireless Network Test Division of Agilent Technologies Inc. from July 2000 to November 2001. From January 1998 to July 2000, Mr. Miller served as Vice President of Engineering of SAFCO Technologies, Inc. and led its Test and Measurement Group before its acquisition by Agilent Technologies Inc. From September 1992 to January 1998, Mr. Miller was a Principal Consultant with Malcolm, Miller & Associates providing consulting services to wireless network operators and infrastructure suppliers. From 1978 through September of 1992, Mr. Miller held various technical and management positions at Motorola, Inc.’s Cellular Infrastructure Group. Mr. Miller received a Bachelor of Science in Computer Science from University of Illinois.

Mr. Luis Rugeles has been the Vice President and General Manager of the RF Solutions Group since April, 2006. After joining the company in 2003, Mr. Rugeles held several other positions at PCTEL including Vice President of International Sales and Director of Product Marketing for the RF Solutions Group. With two decades of continued work in the wireless industry, Mr. Rugeles also brings to PCTEL substantial Sales and Business

Development expertise. Previously held positions in this area include responsibilities at Schema, Inc., TTC, SAFCO Technologies, Inc., and Motorola where he was the Director of Sales for the Wireless Infrastructure Group. Mr. Rugeles began his career in the Wireless Industry as an RF engineer at BellSouth International where he was responsible for the design and optimization of several emerging cellular networks. Mr. Rugeles received a BS in Electronics Engineering from Simon Bolivar University in Caracas, Venezuela, a Latin American Business Certificate from the University of Florida and an MBA in International Business from Vanderbilt University.

Mr. Robert Suastegui has been the Vice President and General Manager of Global Sales since joining PCTEL in June 2007. Prior to joining PCTEL, Mr. Suastegui enjoyed a successful 22 year career at Motorola. Mr. Suastegui held positions of increasing responsibilities in the accounting and finance organizations until the mid 1990’s. In 1997, Mr. Suastegui transitioned from the finance organization into Motorola’s iDEN business unit. From 1997 to 2005 he led Motorola’s iDEN International Infrastructure Group. In 2005 he assumed the leadership role of Vice President and General Manager N.A. Sales, Motorola Mobile Devices. He received his Bachelor of Science in Accounting from the University of Illinois at Chicago

PART II

Item 5:  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

PCTEL’s common stock has been traded on the NASDAQ Global Market under the symbol PCTI since our initial public offering on October 19, 1999. The following table shows the high and low sale prices of our common stock as reported by the NASDAQ Global Market for the periods indicated.

	High	Low

Fiscal 2007:
Fourth Quarter	$9.97	$6.59
Third Quarter	$8.92	$7.17
Second Quarter	$11.00	$8.56
First Quarter	$10.68	$8.97
Fiscal 2006:
Fourth Quarter	$11.49	$8.61
Third Quarter	$11.25	$8.26
Second Quarter	$11.64	$8.60
First Quarter	$9.76	$7.44

The closing sale price of our common stock as reported on the NASDAQ Global Market on March 20, 2008 was $6.74 per share. As of that date there were 49 holders of record of the common stock. A substantially greater number of holders of the common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Five-Year Cumulative Total Return Comparison

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, this company performance graph shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference in any such filings.

The graph below compares the annual percentage change in the cumulative return to our stockholders with the cumulative return of the Nasdaq Composite Index and the S&P Information Technology Index for the period beginning December 31, 2002 and ending December 31, 2007. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among PCTEL, Inc., The NASDAQ Composite Index
And The S&P Information Technology Index

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright ©2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Dividends

We have never declared or paid cash dividends on the common stock.

Unregistered Sales of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

This information is included in PCTEL’s proxy statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference herein.

Issuer Purchases of Equity Securities

The following table provides the activity of our repurchase program during the three months ended December 31, 2007:

	Shares Purchased			Total Number of	Maximum Number
		Average	Total Number of	Shares Repurchased	of Shares That May
	Total Number	Price Paid	Shares Authorized	as Part of Publicly	be Purchased
	of Shares	per Share	for Repurchase	Announced Program	Under the Programs

October 1, 2007 — October 31, 2007	—	—	—	2,977,384	22,616
November 1, 2007 — November 30, 2007	—	—	—	2,977,384	22,616
December 1, 2007 — December 31, 2007	—	—	3,000,000	2,977,384	3,022,616

In 2002 and 2003, our Board of Directors authorized the repurchase of up to 2,500,000 shares of our common stock. In May 2007, our Board of Directors authorized the buyback of 500,000 additional shares of our common stock and in December 2007, the Board of Directors authorized the buyback of another 3,000,000 shares of common stock. During 2007, we repurchased 663,384 shares for approximately $5.5 million and during 2006, we repurchased 227,100 shares for approximately $2.1 million. Since the inception of the stock repurchase program through December 31, 2007, we repurchased 2,977,384 shares of the outstanding common stock for approximately $24.2 million. As of December 31, 2007, 3,022,616 shares were authorized for repurchase. During 2008, the company intends to repurchase stock under the terms of the share repurchase program.

Item 6:	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2007, 2006, and 2005 and the balance sheet data as of December 31, 2007 and 2006 are derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004, and 2003 are derived from audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues	$69,888	$76,768	$70,824	$43,092	$44,034
Cost of revenues	37,827	39,929	40,718	19,594	13,375
Modem inventory recovery	—	—	—	(3,208)	(1,800)

Gross profit	32,061	36,839	30,106	26,706	32,459
Operating expenses:
Research and development	9,605	9,169	6,812	5,732	5,416
Sales and marketing	10,723	10,993	11,126	9,377	6,673
General and administrative	12,652	13,068	15,909	14,567	10,278
Impairment of goodwill and intangible assets	—	20,349	—	—	—
Acquired in-process research and development	—	—	—	—	1,100
Amortization of other intangible assets	1,987	3,593	4,137	2,972	1,124
Restructuring charges, net	2,038	389	(70)	(66)	3,462
Gain on sale of assets and related royalties	(1,000)	(1,000)	(2,100)	(2,000)	(5,476)

Total operating expenses	36,005	56,561	35,814	30,582	22,577
Income (loss) continuing from operations	(3,944)	(19,722)	(5,708)	(3,876)	9,882
Other income, net	2,831	3,303	1,546	1,261	1,383

Income (loss) from continuing operations before provision (benefit) for income taxes	(1,113)	(16,419)	(4,162)	(2,615)	11,265
Provision (benefit) for income taxes	(7,226)	(5,371)	45	(22)	3,918

Net income (loss) from continuing operations, net of tax	6,113	(11,048)	(4,207)	(2,593)	7,347
Net Income (Loss) from discontinued operations, net of tax	(82)	1,029	494	(664)	(2,812)

Net income (loss)	$6,031	$(10,019)	$(3,713)	$(3,257)	$4,535

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$0.29	$(0.53)	$(0.21)	$(0.13)	$0.36
Net income (loss) from discontinued operations	$0.00	$0.05	$0.02	$(0.03)	$(0.14)
Net income (loss)	$0.29	$(0.48)	$(0.18)	$(0.16)	$0.23
Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.29	$(0.53)	$(0.21)	$(0.13)	$0.35
Net income (loss) from discontinued operations	$0.00	$0.05	$0.02	$(0.03)	$(0.13)
Net income (loss)	$0.28	$(0.48)	$(0.18)	$(0.16)	$0.22
Shares used in computing basic earnings (loss) per share	20,897	20,810	20,146	20,074	20,145
Shares used in computing diluted earnings (loss) per share	21,424	20,810	20,146	20,074	20,975
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$65,575	$70,771	$58,307	$83,887	$125,184
Working capital	85,449	84,779	70,263	88,963	112,689
Total assets	135,879	132,617	144,505	142,105	143,241
Total stockholders’ equity	124,567	120,693	124,027	122,923	122,906

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

PCTEL focuses on wireless broadband technology related to propagation and optimization. We design and develop innovative antennas that extend the reach of broadband and other wireless networks and that simplify the implementation of those networks. We provide highly specialized software-defined radios that facilitate the design and optimization of broadband wireless networks. We supply our products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, VARs and other OEMs. Additionally, we have licensed our intellectual property, principally related to a discontinued modem business, to semiconductor, PC manufacturers, modem suppliers, and others.

In 2007, we operated in three separate product segments: a Broadband Technology Group (BTG), Mobility Solutions Group (MSG), and Licensing. The Broadband Technology Group includes the company’s Antenna Products Group and RF Solutions Group. PCTEL maintains expertise in several technology areas. These include DSP chipset programming, Radio Frequency, software engineering, mobile, antenna design and manufacture, mechanical engineering, product quality and testing, advanced algorithm development, and cellular engineering.

On January 4, 2008 we sold MSG to Smith Micro Software, Inc. (NASDAQ: SMSI). MSG produces mobility software products for WiFi, Cellular, IP Multimedia Subsystem (IMS), and wired applications. The financial results for MSG are presented in the financial statements as discontinued operations.

Growth in product revenue is dependent both on gaining further revenue traction in the existing product profile as well as further acquisitions to support the wireless initiatives. Revenue growth for antenna products is correlated to emerging wireless applications in broadband wireless, in-building wireless, wireless Internet service providers, GPS and Mobile SATCOM. LMR, PMR, DPMR, and on-glass mobile antenna applications represent mature markets. Revenue for scanning receivers is tied to the deployment of new wireless technology, such as 2.5G and 3G, and the need for existing wireless networks to be tuned and reconfigured on a regular basis.

We have an intellectual property portfolio in the area of analog modem technology, which we have actively licensed for revenue starting in 2002. The number of U.S. patents and applications in this technology reached to over 100 in 2005. We have since sold or divested most of these patents. We had an active licensing program since 2002 designed to monetize the value of this intellectual property. Companies under license at the end of 2007 include Agere, US Robotics, 3COM, Intel, Conexant, Broadcom, Silicon Laboratories, Texas Instruments, Smartlink, and ESS Technologies. At this time, these licenses are substantially fully paid up. We believe that there are no significant modem market participants remaining to be licensed and we expect minimal modem licensing revenue going forward.

PCTEL also has an intellectual property portfolio related to antennas, the mounting of antennas, and scanning receivers. These patents are being held for defensive purposes and are not part of an active licensing program.

Results of Operations for Continuing Operations

Years ended December 31, 2007, 2006 and 2005 (All amounts in tables, other than percentages, are in thousands)

Revenues

	BTG	Licensing	Total

Revenue 2007	$69,072	$816	$69,888
Percent change from prior period	1%	(91)%	(9)%
Revenue 2006	$68,088	$8,680	$76,768
Percent change from prior period	(1)%	279%	8%
Revenue 2005	$68,535	$2,289	$70,824
Percent change from prior period	84%	(61)%	64%

BTG revenues were $69.1 million in 2007, up 1% compared to 2006. Revenues increased in 2007 as increases in scanning receiver product revenues offset declines in antenna product revenues. Antenna product revenues declined in 2007 due to the exit from the UMTS antenna market. Scanning receiver product revenues increased due to the roll out of UMTS networks and the related need for 3G scanners. We also grew revenues from carriers in need of greater capacity from their existing infrastructure. Our receiver products enable cellular network engineers to optimize the performance of the current networks.

BTG revenues were $68.1 million in 2006, down 1% compared with 2005. Antenna revenues declined in 2006 from a combination of exiting certain product lines as well as 2005 containing revenue related to non-repeatable events, such as public safety spending and satellite radio demonstration systems. Revenue increased in 2006 compared to 2005 for receivers due to the roll out of UMTS networks.

Licensing revenues were $0.8 million in 2007 compared to $8.7 million in 2006. Licensing revenues in 2006 included a perpetual license of $7.0 million from Agere. In June 2006, we granted a perpetual license to Agere for $7.0 million in conjunction with the settlement of the patent infringement litigation between the parties. See “Item 3: Legal Proceedings” for discussion of the Agere settlement. Excluding this Agere license, licensing revenue declined 51% in 2007 compared to 2006 and declined 27% in 2006 compared to 2005. This downward trend is due to the completion of older licensing agreements related to the modem technology. We expect minimal licensing revenues in 2008 and beyond.

Gross Profit

	BTG	Licensing	Total

Gross Profit 2007	$31,262	$799	$32,061
Percentage of revenue	45%	98%	46%
Percent of revenue change from prior period	4%	(2)%	(2)%
Gross Profit 2006	$28,181	$8,658	$36,839
Percentage of revenue	41%	100%	48%
Percent of revenue change from prior period	0%	4%	5%
Gross Profit 2005	$27,899	$2,207	$30,106
Percentage of revenue	41%	96%	43%
Percent of revenue change from prior period	(7)%	0%	(19)%

Our product segments vary from each other in gross profit percent. Gross profit as a percentage of total revenue was 46% in 2007 compared to 48% in 2006, and 43% in 2005. The margin decline in 2007 is due to lower licensing revenues. Excluding the licensing revenue from Agere, gross margin increased 3% in 2007 compared to 2006. BTG margins increased due to favorable product mix of higher margin scanning receiver products and the exit from the lower margin UMTS antenna products. The margin increase in 2006 compared to 2005 was due to the effect of the $7.0 million Agere licensing revenue. Without the Agere licensing revenue, the gross margin was unchanged in 2006 compared to 2005.

BTG margin increased in 2007 from 2006 due to favorable product mix of scanning receiver products plus the favorable impact from the exit of the lower margin UMTS product line. BTG margin was virtually unchanged in 2006 compared to 2005. In 2006, favorable product mix offset inventory provisions and manufacturing variances incurred in the Dublin antenna factory. The inventory provisions related to pruning the product portfolio of some slower moving antennas within the On-Glass and GPS product lines.

Licensing margin was 98% in 2007, 100% in 2006, and 96% in 2005.

Research and Development

	2007	2006	2005

Research and development	$9,605	$9,169	$6,812
Percentage of revenues	13.7%	11.9%	9.6%
Percent of revenue change from prior period	1.8%	2.3%	(3.7)%

Research and development expenses include costs for software and hardware development, prototyping, certification and pre-production costs. All costs incurred prior to establishing the technological feasibility of computer software products to be sold are research and development costs and expensed as incurred in accordance with FAS 86. No significant costs have been incurred subsequent to determining technological feasibility and as such there are no software development costs capitalized.

Research and development expenses increased $0.4 million from 2006 to 2007. In 2007, we invested in headcount and expenses for new product development for both scanning receiver products and antennas. We shut down our research and development facility for UMTS antennas in Dublin, Ireland but we invested domestically in research and development for antenna products, including our new WiMAX portfolio of antennas.

Research and development expenses increased $2.4 million from 2005 to 2006. Approximately $0.9 million of the increase in 2006 expenses is due to the full year impact from the acquisition of the product lines acquired from Sigma. In addition, we invested $1.5 million in headcount and expenses for antenna products and scanning and receiver products.

We had 47 full-time equivalent employees in research and development at December 31, 2007.

Sales and Marketing

	2007	2006	2005

Sales and marketing	$10,723	$10,993	$11,126
Percentage of revenues	15.3%	14.3%	15.7%
Percent of revenue change from prior period	1.0%	(1.4)%	(6.1)%

Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

Sales and marketing expense decreased $0.3 million from 2006 to 2007 due to lower European sales expenses due to the shut down of the UMTS business, as well as lower expense for trade shows and other marketing expenses. Sales and marketing expenses decreased $0.1 million from 2005 to 2006 as there were no significant charges between 2006 and 2005.

We had 39 employees in sales and marketing at December 31, 2007.

General and Administrative

	2007	2006	2005

General and administrative	$12,652	$13,068	$15,909
Percentage of revenues	18.1%	17.0%	22.5%
Percent of revenue change from prior period	1.1%	(5.4)%	(11.3)%

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses decreased $0.4 million from 2006 to 2007 due to the restructuring in Ireland in 2006 that eliminated the manufacturing facility and the related general and administrative functions. General and administrative expenses decreased $2.8 million in 2006 compared to 2005 due primarily to lower litigation expenses and lower expenses for professional services. In addition, 2005 included approximately $0.8 million related to transition services for the acquisition of the product lines from Andrew and the move and disposition from the Hanover Park, Illinois facility.

We had 34 employees in general and administrative functions at December 31, 2007.

Impairment of Goodwill and Other Intangible Assets

	2007	2006	2005

Impairment of Goodwill and Other Intangible Assets	$—	$20,349	$—
Percentage of revenues	N/A	26.5%	N/A

In conjunction with the completion of the restructuring of Dublin operations in 2006, we reevaluated the carrying value of the goodwill and intangible assets for technology and customer relationships, as required by Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” and Statement of Accounting Standards No. 142 “Goodwill and Intangible Assets”. Based on projections for future revenues, profits, and cash flows, we concluded that the carrying value of intangible assets was impaired by $6.0 million and the carrying value of the goodwill was impaired by $14.3 million. The total impairment cost was recorded in the third quarter of 2006.

Amortization of Other Intangible Assets

	2007	2006	2005

Amortization of other intangible assets	$1,987	$3,593	$4,137
Percentage of revenues	2.8%	4.7%	5.8%

The amortization of intangible assets relates to the acquisitions of DTI in 2003, MAXRAD in 2004, the antenna product lines of Andrew Corporation in 2004, and the Sigma antenna product lines in 2005. Amortization declined in 2007 due to lower amortization related to the intangible assets from the DTI and the product lines from Sigma. The intangible assets related to the DTI acquisition were fully amortized as of March 2007. The lower amortization related to the intangible assets from the product lines from the Sigma acquisition is due to the impairment of intangible assets in 2006 and the exit from the UMTS business in 2007. In 2007, we wrote off the book value of the customer relationships and technology intangible assets related to the UMTS product line. The decrease in amortization in 2006 compared to 2005 is due to the impairment charge in 2006 for the intangible assets related to the product lines acquired from Sigma.

Restructuring Charges

	2007	2006	2005

Restructuring charges	$2,038	$389	$(70)
Percentage of revenues	2.9%	0.5%	(0.1)%

UMTS Restructuring

On June 14, 2007, we announced to our customers and certain affected employees that we were exiting operations related to our UMTS iVET antenna product line. We closed our research and development facility in Dublin, Ireland as well as a related engineering satellite office in the United Kingdom, and discontinued the UMTS portion of our contract manufacturing, which was located in St. Petersburg, Russia. These actions terminated twelve redundant employee positions in Ireland and three redundant employee positions in the United Kingdom. The facilities and employees affected by the company’s closure decision were originally part of our acquisition of Sigma in July 2005. The result of these restructuring activities lowered research and development and general and administrative costs $0.5 million in the third quarter, as compared to the second quarter 2007.

We recorded a cumulative $2.0 million of restructuring costs in 2007 related to the exit of our UMTS iVET antenna product line. The major components of the expense were $2.4 million of gross cash-based restructuring charges plus $0.7 million of asset impairments, offset by $1.1 million for the sale of assets. The cost categories of the $2.4 million of cash-based restructuring costs were: $0.4 million of employee severance; $0.1 million of future lease payments; $0.1 million of office clean up costs; and $1.8 million in contract manufacturing obligations, primarily related to inventory in the supply chain. We recovered $1.1 million through the sale of assets. The major components were the last time purchase of inventory for $0.5 million and the sale of intangible assets for $0.6 million.

We incurred in the second quarter of 2007 $0.7 million of non-cash asset impairments in connection with the exiting of the UMTS iVET antenna product line. The categories of asset impairment were: $0.8 million of inventory; $0.5 million of fixed assets; $0.1 million of prepaid assets; $1.1 million of intangible assets related to purchase accounting of the Sigma Wireless acquisition in 2005; offset by a $1.8 million realization of comprehensive loss related to foreign currency translation of the Irish entity that was substantially liquidated.

Dublin Restructuring

The 2006 restructuring expense related to our Dublin, Ireland restructuring activity. On April 7, 2006, we reached an agreement in principle with the labor union responsible for our manufacturing and certain other personnel in our Dublin, Ireland factory to discontinue the manufacture of the iVET, PMR and DPMR lines of our antenna products at that location. The agreement was formally signed on April 20, 2006. This agreement enabled us to wind down our manufacturing operations at the Dublin facility, terminate 65 redundant employee positions, downsize the space under the current lease at this location, and reduce our pension obligations to terminated and remaining employees. Manufacturing of the lines of antenna products was relocated either to a contract manufacturer in St. Petersburg, Russia, or to our BTG facility in Bloomingdale, Illinois. The process of winding down manufacturing operations in Dublin and relocating the products to our new manufacturing locations was completed in September 2006. The general and administrative support functions were eliminated in December 2006.

We incurred restructuring costs related to the discontinuation of our Dublin manufacturing operations. The categories of costs were: severance pay for employees whose jobs were made redundant, future minimum lease payments through June 2007 on the existing Dublin facility which was vacated, and, termination of the employee pension defined benefit plan. The severance, future lease payments, and a portion of the termination of the employee pension defined benefit plan resulted in cash expenditures. We also incurred restructuring costs related to the impairment of fixed assets and inventory.

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

Total net severance costs of approximately $1.5 million were comprised of a gross cost of $2.4 million less a government rebate of $0.9 million.

The write-offs for inventory related to disposals of inventory that was not compatible with the new manufacturing model. The fixed asset write-offs related to assets identified that were no longer required at the Dublin facility. We downsized the facility at the end of the third quarter of 2006. The restructuring expense for lease termination costs relates to the future lease payments for the facility space no longer required.

Modem restructuring

2005 restructuring activity consisted of a $0.1 million favorable adjustment to the reserve related to the 2003 sale of the HSP modem product line based on a final negotiation of the California lease liability.

Gain on sale of assets and related royalties

	2007	2006	2005

Gain on sale of assets and related royalties	$1,000	$1,000	$2,100
Percentage of revenues	1.4%	1.3%	3.0%

We received $1.0 million of royalty payments from Conexant during 2007 and 2006, respectively, and we received $2.0 million of royalty payments from Conexant during 2005. In 2005, we also recorded $0.1 million related to the sale of intellectual property.

In August 2005, we amended our cross license agreement with Conexant whereby the period for which the royalties are payable was extended to end on June 30, 2009. The quarterly royalty maximum was amended to be $250,000 per quarter for the period January 1, 2006 through December 31, 2007 and $200,000 per quarter for the period January 1, 2008 through June 30, 2009.

Other Income, net

	2007	2006	2005

Other income, net	$2,831	$3,303	$1,546
Percentage of revenues	4.1%	4.3%	2.2%

Other income, net, consists primarily of interest income and foreign exchange gains and losses. Interest income was $2.9 million and $3.0 million for the years ended December 31, 2007 and 2006, respectively. Interest income decreased in 2007 due to lower money market yields and due to the negative impact of a $0.6 million loss of value resulting from a mark to market adjustment. We recorded in “Short-term Investments” cash held in the Bank of America affiliated Columbia Strategic Cash Portfolio, a private placement enhanced cash money market mutual fund. The fund was closed to new subscriptions or redemptions in December 2007, resulting in our inability to immediately redeem our investments for cash. The fair value of our investment in this fund as of December 31, 2007 was estimated to be $38.9 million based on the net asset value of the fund. As of December 31, 2007, we recognized a loss of $0.6 million, included in “Other Income, net” related to the estimated realizable value of this fund. We expect to receive cash redemptions for our remaining investment during 2008. We recorded foreign exchange losses of $275 in 2007 and we recorded foreign exchange gains of $161 in 2006.

Interest income increased in 2006 primarily due to higher average cash and investments balances and from higher short-term interest rates in 2006 compared to 2005. Other income, net in 2005 also included $0.5 million of foreign exchange losses related to the Sigma acquisition.

Provision (Benefit) for Income Taxes

	2007	2006	2005

Provision (benefit) for income taxes	$(7,226)	$(5,371)	$45
Effective tax rate	(10.3)%	(7.0)%	0.1%

The effective tax rate differed from the statutory Federal rate of 35% during 2007 principally due to the release of our valuation allowances in the amount of $7.9 million. In addition, different rates for foreign income and losses and other permanent items impacted the effective tax rate. We reversed $7.9 million of the valuation allowance in 2007 because we generated taxable income from the gain on sale of MSG in January 2008. The gain on sale will allow us to utilize U.S. federal and state losses from 2007 and tax benefits for 2008 through 2010 based on the two year carryback rules.

The effective tax rate differed from the statutory federal rate of 35% during 2006 principally due to the release of our tax contingency reserve of $5.2 million and due to the increase in the valuation allowance for deferred tax assets. Different rates for foreign income and losses and other permanent items impacted the effective tax rate in 2006 as well. The effective tax rate differed from the statutory federal rate of 35% during 2005 principally due to an increase in the valuation allowance for deferred tax assets, different rates for foreign income and losses, and revisions to certain estimates made by management to other deferred tax assets. During the fourth quarter 2005, we changed our estimate regarding the taxation of certain leasing income received in 2004. As a result, we reversed the tax expense we booked in 2004 to reflect the change in estimate regarding our filing position. In 2005, the increase in the deferred tax valuation allowance resulted primarily from an increase in the deferred tax assets related to net operating losses.

Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. With the reversal of the valuation allowance in 2007, we had gross deferred tax assets of $18.8 million and a valuation allowance of $11.0 million against the deferred tax assets at December 31, 2007. We maintain the valuation allowance due to uncertainties regarding realizability. On a periodic basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

Discontinued Operations

The sale of the Mobility Solutions Group in January 2008 qualifies as a discontinued operation for the years ended December 31, 2007, 2006, and 2005. The results of MSG have been excluded from our continuing operations and reported separately as discontinued operations. See also footnote 3 related to subsequent events in the notes to the consolidated financial statements.

	2007	2006	2005

Income (loss) from discontinued operations	$(82)	$1,029	$494

We reported a loss from discontinued operations in 2007 of $0.1 million compared to income from discontinued operations in 2006 of $1.0 million. Revenues increased $0.5 million in 2007 compared to 2006, but expenses for professional services related to the transaction with Smith Micro and investments in Europe for research and development and sales and marketing in 2007 negatively impacted the 2007 earnings. In the fourth quarter of 2007, we incurred $0.8 million in costs for professional services associated with the sale of the Mobility Solutions Group.

The increase in income from discontinued operations in 2006 compared to 2005 is due to an increase in revenues of $2.9 million offsetting investments in research and development. In 2006, MSG secured additional enterprise customers and participated in IMS software trials.

Liquidity and Capital Resources

	2007	2006	2005

Net income (loss)	$6,031	$(10,019)	$(3,713)
Non-cash charges for depreciation, amortization, stock-based compensation, and other non-cash items	(57)	19,085	7,041
Changes in operating assets and liabilities	(5,224)	1,324	(5,463)

Net cash provided by (used in) operating activities	750	10,390	(2,135)
Net cash used in investing activities	(29,094)	(13,325)	(24,889)
Net cash provided by (used in) financing activities	(4,988)	2,644	694
Net cash provided by discontinued operations	741	1,268	858
Cash and cash equivalents at end of year	$26,632	$59,148	$58,307
Short-term investments at end of year	38,943	11,623	—
Short-term borrowings at end of year	107	869	—
Working capital at the end of year	$85,449	$84,779	$70,263

Our cash and short-term investments, net of short-term borrowings, were approximately $65.5 million at December 31, 2007 and we had working capital of $85.4 million. The decrease of $4.4 million in cash and short-term investments, net of borrowings, at December 31, 2007 compared to December 31, 2006 is due to cash paid for the repurchase of stock and capital expenditures in excess of the cash provided by operating activities. At December 31, 2006, we had $69.9 million in cash and short-term investments, net of short-term borrowings and $84.8 million of working capital. The increase of $11.6 million in cash and short-term investments net of borrowings at December 31, 2006 compared to December 31, 2005 was due to higher cash from operations and less cash used for investing activities. We made no acquisitions in 2006, after spending $25.2 million for Sigma in 2005.

We believe that the existing sources of liquidity, consisting of cash, short-term investments and cash from operations, will be sufficient to meet the working capital needs for the foreseeable future. We received $59.7 million from the sale of MSG in January 2008. We continue to evaluate opportunities for development of new products and potential acquisitions of technologies or businesses that could complement the business. We may use available cash or other sources of funding for such purposes.

We generated $0.8 million from operating activities in 2007 as the net income plus the non-cash items added back to net income totaled $6.0 million, offsetting negative changes in operating assets and liabilities of $5.2 million. The cash generated from operating activities declined in 2007 compared to 2006 because of increases in working capital items including inventories and accounts receivables. We generated $10.4 million of net cash from operating activities in 2006 as increased sales and favorable product mix contributed to the higher cash flows from operating results compared to 2005. Changes in operating assets and liabilities provided $1.3 million in cash flows in 2006 as increases in accrued liabilities and reductions in inventories offset payments for accounts payable and changes in deferred revenue. In 2005, we used $2.1 million related to a reduction in accrued liabilities, primarily for the payment of transition services-related costs with Andrew ($2.6 million), $0.7 million for retention bonuses and $0.6 million for the earnout for the DTI acquisition.

For the years ended December 31, 2007, 2006, and 2005, respectively, discontinued operations provided cash flows of $0.8 million, $1.3 million, and $0.9 million, respectively.

In 2007, we used $29.1 million for investing activities. Approximately $27.3 million for investing activities relates to short-term investment activity. We moved $11.6 million funds invested in short-term investments at December 31, 2006 into money market funds during 2007. In December 2007, we received notification that the Bank of America affiliated Columbia Strategic Cash Portfolio, a private placement enhanced cash money market mutual fund in which we had invested $38.9 million as of December 31, 2007, was being closed to new subscriptions or redemptions, resulting in our inability to immediately redeem our investments for cash. The fair value of our investment in this fund as of December 31, 2007 was estimated to be $38.9 million based on the net asset value of the fund, and was classified as “Short-Term Investments” on our Consolidated Balance Sheet. As of December 31, 2007, we recognized a loss of $0.6 million, included in “Other Income, net” related to the estimated realizable value of this fund. We expect to receive cash redemptions for our remaining investment during 2008. In 2006, we consumed $13.3 million of cash for investing activities. We used $3.5 million for capital expenditures and $11.6 million for short-term investments. In 2005, we spent $25.2 million for the Sigma acquisition. We also used $4.0 million for capital expenditures and received $2.2 million in proceeds on sale of fixed assets and $2.1 million related to the sale of assets and related royalties related to Conexant.

We used $5.0 million in cash flows for financing activities in 2007, which included $5.5 million for the purchase of our stock pursuant to our share repurchase program and net payments for short-term borrowings of $0.8 million offsetting proceeds from the issuance of common stock related to stock option exercises and shares purchased through the Employee Stock Purchase Plan (ESPP) of $1.3 million. Our cash flows from financing activities provided $2.6 million in 2006 and $0.7 million in 2005. The 2006 net financing cash flows included $2.1 million used to repurchase of our stock pursuant to our share buyback program $3.4 million from the issuance of common stock related to stock option exercises and shares purchased through the ESPP, and net borrowings of $0.8 million for working capital needs in Ireland and China. In 2005, financing cash flows included $1.8 million in proceeds form the issuance of common stock related to stock option exercises and shares repurchased through the ESPP, offset by $0.8 million used to repurchase our common stock.

Contractual Obligations and Commercial Commitments

The following summarizes the contractual lease obligations for office and product assembly facilities, motor vehicles, and equipment and the effect such obligations are expected to have on the liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Operating leases(a)	$2,421	$480	$1,398	$543	$—
UMTS restructuring obligations(b)	$1,239	$1,239	$—	$—	$—
Purchase obligations(c)	$5,612	$5,612	$—	$—	$—

Total	$9,272	$7,331	$1,398	$543	$0

(a)	See Footnote 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for a further discussion of leases.

(b)	UMTS restructuring obligations represents the remaining liability to our contract manufacturer related to the exit from the UMTS business.

(c)	Purchase obligations of $5.6 million represent purchase orders or contracts for the purchase of inventory, as well as for other goods and services, in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.

Liabilities for net unrecognized tax benefits which totaled $1.1 million as of December 31, 2007 have been excluded from the table above since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Payments for the short-term borrowings for our Tianjin, China operation are not included in the table. These borrowings automatically renew each year.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of the our consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition

In accordance with Staff Accounting Bulletin No. 104: “Revenue Recognition”, we recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectibility is reasonably assured.

Continuing operations

We recognize revenue for sales of the antenna products and software defined radio products, when title transfers, which is predominantly upon shipment from the factory. For products shipped on consignment, we recognize revenue upon delivery from the consignment location. PCTEL sells these products into both commercial and secure application government markets. Revenue is recognized for antenna products sold to major distributors upon shipment from our factory. We allow our major antenna product distributors to return product under specified terms and conditions. We accrue for product returns in accordance with FAS 48, “Revenue Recognition When Right of Return Exists”.

We license our modem technology through the licensing program. The licensing of the intellectual property is recorded as revenue. We record intellectual property licensing revenue when it has a licensing agreement, the amount of related royalties is known for the accounting period reported, and collectibility is reasonably assured. Knowledge of the royalty amount specific to an accounting period is either in the form of a royalty report specific to a quarter, a contractual fixed payment in the license agreement specific to a quarter, or the pro-rata amortization of a fixed payment related to multiple quarters over those quarters using the operating lease method. If a license agreement provides for a fixed payment related to periods prior to the license effective date (the past) and volume-based royalties going forward, the fixed payment is recognized at the license effective date and the volume based royalties are recognized as royalty reports are received. If the license provides for a fixed payment for the past and for a finite future period, to be followed by volume based royalties thereafter, the fixed payment is recorded under the operating lease method and recognized pro-rata from the effective date through the end of the period covered by the fixed payment. If a one-time license payment is made for a perpetual license, with no future obligations, revenue is recognized under the capitalized lease method upon the effective date.

There is one exception to the recognition of intellectual property licensing as revenue. We signed a licensing agreement with Conexant Systems, Inc. (“Conexant”) simultaneously with the sale of our HSP modem product line to Conexant in 2003. Because the HSP modem product line also requires a license to our patent portfolio, the gain on sale of the product line and the licensing stream are not separable for accounting purposes. Ongoing royalties from Conexant are presented in the income statement as Gain on Sale of Assets and Related Royalties.

Discontinued operations

For MSG, we recognized revenue from the Wi-Fi and cellular mobility software, including related maintenance rights, under SOP 97-2 “Software Revenue Recognition” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”. If the software license is perpetual and vendor specific objective evidence can be established for the software license and any related maintenance term, the software license revenue is recognized upon delivery of the software and the maintenance is recognized pro-rata over the life of the maintenance term. If part of the licensing agreement requires engineering services to customize software for the customer needs, the revenue for these services is recognized upon completion of engineering customization. If vendor specific objective evidence cannot be established, and the only undelivered item is maintenance, the software license revenue, the revenue associated with engineering services, if applicable, and the related maintenance rights are combined and recognized pro-rata over the expected term of the maintenance rights. If vendor specific evidence cannot be established on any of the non-maintenance elements, the revenue is recorded pro-rata over the life of the contractual obligation.

Discontinued Operations

We accounted for MSG as discontinued operations in the Consolidated Statement of Operations. We accounted for the related assets currently held for sale, in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). In accordance with SFAS 144, the net assets held for sale are recorded on our Consolidated Balance Sheets at the lower of carrying value or fair value less costs to sell. See Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our accounting for discontinued operations.

Accounts receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount. We extend credit to our customers based on an evaluation of a company’s financial condition and collateral is generally not required. We maintain an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on our assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. Although management believes the current allowance is sufficient to cover existing exposures, there can be no assurance against the deterioration of a major customer’s creditworthiness, or against defaults that are higher than what has been experienced historically.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of December 31, 2007 and 2006 were composed of raw materials, subassemblies, work-in-process, and finished goods. We regularly monitor inventory quantities on hand. Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage. Obsolete reserves are based on our identification of inventory where carrying value is above net realizable value. These reserves are based on our estimates and judgments regarding the utilization of the inventory. Due to competitive pressures and technological innovation, we may have excess inventory in the future. Write-downs of inventories would have a negative impact on gross profit.

Warranty Costs

We offer repair and replacement warranties of primarily two years for antenna products and one year for scanners and receivers. The company’s warranty reserve is based on historical sales and costs of repair and replacement trends. If we were to experience an increase in warranty claims compared with our historical experience, gross profit would be adversely affected.

Shipping and handling costs

Shipping and handling costs are in included on a gross basis in cost of sales in the statement of operations.

Stock-based compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share Based Payments,” which revises SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) requires us to record compensation expense for share-based payments, including employee stock options, at fair value. Prior to fiscal 2006, we had accounted for our stock based compensation awards pursuant to Accounting Principles Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations, which allowed use of the intrinsic value method. Under the intrinsic value method, compensation expense for stock option based employee compensation was not recognized in the income statement as all stock options granted by us had an exercise price equal to the market value of the underlying common stock on the option grant date. Prior to fiscal 2006, we used the actual forfeiture method allowed under SFAS No. 123, which assumed that all options vest and pro forma expense was adjusted when options were forfeited. In 2006, we incorporated a forfeiture rate based on historical data in the expense calculation.

We elected to use the modified prospective transition method to adopt SFAS No. 123(R). Under this transition method, compensation expense includes expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and the expense for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As required under the modified prospective transition method we have not restated prior period results. As part of the adoption of SFAS No. 123(R), we used the alternative transition method in SFAS 123(R) to establish the beginning balance of the additional paid in capital (APIC) pool related to employee compensation. We determined that it is in a net shortfall position and thus, started at $0 for the APIC pool at January 1, 2006.

Goodwill and Intangible Assets

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill of each operating segment for impairment on an annual basis as goodwill is assigned to each business segment. During this review, the significant assumptions used in determining the original cost of long-lived assets are reevaluated. We determine whether there has been a permanent impairment of the value of goodwill by comparing future estimated undiscounted cash flows by reporting unit to the segment’s carrying value.

We conducted the annual impairment test of goodwill as of October 31, 2007 and again at December 31, 2007. The estimate of future cash flows for this test was based on historical sales trends, financial projections, market analysis, capital expenditure needs, working capital needs, analyst reports, and other data pertinent to the valuation as provided by us and obtained from public, financial, and industry sources. Our assumptions required significant judgment and actual cash flows may differ from those forecasted. This impairment review performed indicated no impairment of goodwill other than the impairment related to Sigma. If actual results are different from our forecasts, future tests may indicate an impairment of goodwill or other intangible assets, which could result in non-cash charges, adversely affecting our results of operations.

In conjunction with the completion of the restructuring of Dublin operations in 2006, we reevaluated the carrying value of the goodwill and intangible assets for technology and customer relationships, as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and Statement of Accounting Standards No. 142 “Goodwill and Intangible Assets”. We concluded that the carrying value of intangible assets was impaired by $6.0 million and the carrying value of the goodwill was impaired by $14.3 million. The total impairment cost was recorded in the third quarter of 2006.

Long-lived assets

In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), we review our long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset based on the undiscounted cash flows. Our assumptions required significant judgment and actual cash flows may differ from those forecasted. For the years ended December 31, 2007 and 2006, long-lived assets were not impaired.

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

Our continuing operations have international subsidiaries located in China, United Kingdom, Israel, and India as well as international branch offices located in Ireland and Hong Kong. The complexities brought on by operating in several different tax jurisdictions inevitably lead to an increased exposure to worldwide taxes. Should review of the tax filings result in unfavorable adjustments to our tax returns, the operating results, cash flows, and financial position could be materially and adversely affected. We believe there will not be any significant adjustments related to foreign taxes.

In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, we recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be required. If we ultimately determine that payment of these amounts is unnecessary, then we reverse the liability and recognizes a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained if challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and may result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions as income taxes. As part of the process of preparing the consolidated financial statements, we are required to estimate the income taxes, which involves estimating the actual current tax together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that the deferred tax assets will be recovered from future taxable income. We maintain a valuation allowance against the deferred tax assets. In the event it was determined that we could realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Defined Benefit Plans

Effective June 2006, we no longer have any defined benefit plans. See Footnote 8, Restructuring, and Footnote 15, Employee Benefit Plans, in the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 Share-Based Payment (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. We believe the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 141R on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009.

In December 2007, FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. We do not expect FAS 160 to have a material impact on the consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) FAS No. 159” provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We do not expect FAS 159 to have a material impact on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt FAS 157 on its effective date. We do not expect FAS 157 to have a material impact on our consolidated financial statements.

In July 2006, FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years ending after December 15, 2006. We adopted FIN 48 as of January 1, 2007, as required. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 did not have a material effect on our financial statements. See footnote 9 related to Income Taxes.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share Based Payments,” as described in Footnote 12, Stock-Based Compensation, in the Notes to the Consolidated Financial Statements.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign exchange rates, credit risk, and investment risk as follows:

Interest Rate Risk

We manage the sensitivity of our results of operations to interest rate risk on cash equivalents by maintaining a conservative investment portfolio. The primary objective of our investment activities is to preserve principal without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in money market funds, certificates of deposit, commercial paper or municipal bonds. Due to changes in interest rates, our future investment income may fall short of expectations. A hypothetical increase or decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at December 31, 2007. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

Our borrowings were only $0.1 million at December 31, 2007. The interest rate on our short-term debt in Tianjin is based on the rate of the China Central Bank. We repaid the short-term debt in Ireland in 2007.

Foreign Currency Risk

We are exposed to currency fluctuations due to our foreign operations and because we sell our products internationally. We manage the sensitivity of our international sales by denominating the majority of transactions in U.S. dollars. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the year ended December 31, 2007. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

Credit Risk

The financial instruments that potentially subject us to credit risk consist primarily of trade receivables. For trade receivables, credit risk is the potential for a loss due to a customer not meeting its payment obligations. Our customers are concentrated in the wireless industry. Estimates are used in determining an allowance for amounts which we may not be able to collect, based on current trends, the length of time receivables are past due and historical collection experience. Provisions for and recovery of bad debts are recorded as sales and marketing expense in the consolidated statements of operations. We perform ongoing evaluations of customers’ credit limits and financial condition. Generally, we do not require collateral from customers. As of December 31, 2007, one customer accounts receivable balance represented 10% of gross receivables and at December 31, 2006, there were no customer accounts receivable balances representing 10% of gross receivables. Our allowances for potential credit losses have historically been adequate compared to actual losses.

Investment Risk

We recorded in “Short-term Investments” cash held in the Bank of America affiliated Columbia Strategic Cash Portfolio, a private placement enhanced cash money market mutual fund. The fund was closed to new subscriptions or redemptions in December 2007, resulting in our inability to immediately redeem its investments for cash. The fair value of our investment in this fund as of December 31, 2007 was estimated to be $38.9 million based on the net asset value of the fund. As of December 31, 2007, we recognized a loss of $0.6 million, included in “Other Income, net” related to the estimated realizable value of this fund. We expect to receive cash redemptions for our remaining investment during 2008.

Item 8:	Financial Statements and Supplementary Data

PCTEL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
PCTEL, Inc.:

We have audited PCTEL, Inc. (a Delaware Corporation) and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, PCTEL, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended and our report dated March 21, 2008 expressed an unqualified opinion on those financial statements and related financial statement schedules.

/s/ GRANT THORNTON, LLP

Chicago, Illinois
March 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
PCTEL, Inc.:

We have audited the accompanying consolidated balance sheet of PCTEL, Inc. (a Delaware Corporation) and subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCTEL, Inc. as of December 31, 2007 and 2006 and the results of its operations, its changes in stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the selected financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

As discussed in Footnote 9 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, and interpretation of FASB Statement No. 109, on January 1, 2007.

We have also audited the adjustments to the December 31, 2005 financial statements related to the presentation of discontinued operations as described in Note 3 and the change in the composition of Reportable segments described in Note 14. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the December 31, 2005 financial statements of the Company other than with respect to the adjustments and accordingly, we do not express an opinion or any form of assurance on the December 31, 2005 financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PCTEL, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 21, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 21, 2008

REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PCTEL, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index, before the effects of the adjustments to retrospectively reflect the discontinued operations and the change in the composition of reportable segments described in Notes 3 and 14, present fairly, in all material respects, the results of operations and cash flows of PCTEL Inc. and its subsidiaries for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America (the 2005 financial statements before the effects of the adjustments discussed in Notes 3 and 14 are not presented herein). In addition, in our opinion, the financial statement schedule listed in the accompanying index, before the effects of the adjustments described above, presents fairly, in all material respects, the 2005 information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations and the change in the composition of reportable segments described in Notes 3 and 14 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

PricewaterhouseCoopers LLP
Chicago, Illinois
March 16, 2006

PCTEL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,632	$59,148
Short-term investments	38,943	11,623
Accounts receivable, net of allowance for doubtful accounts of $227 and $333, respectively	16,082	14,034
Inventories, net	9,867	7,258
Deferred tax assets	1,591	—
Prepaid expenses and other current assets	1,800	2,059

Total current assets	94,915	94,122
PROPERTY AND EQUIPMENT, net	12,136	11,638
GOODWILL	16,770	16,698
OTHER INTANGIBLE ASSETS, net	4,366	7,451
DEFERRED TAX ASSETS, net	4,863	—
OTHER ASSETS	1,022	1,054
ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	1,807	1,654

TOTAL ASSETS	$135,879	$132,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$956	$885
Deferred revenue	49	659
Other accrued liabilities	8,354	6,930
Short-term debt	107	869

Total current liabilities	9,466	9,343
LONG-TERM LIABILITIES	1,192	2,108
LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE	654	473

Total liabilities	11,312	11,924
CONTINGENCIES AND COMMITMENTS (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,916,902 and 22,065,145 shares issued and outstanding at December 31, 2007 and 2006, respectively	22	22
Additional paid-in capital	165,108	165,556
Accumulated deficit	(40,640)	(46,671)
Accumulated other comprehensive income	77	1,786

Total stockholders’ equity	124,567	120,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$135,879	$132,617

The accompany notes are an integral part of these consolidated financial statements

PCTEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005

CONTINUING OPERATIONS
REVENUES	$69,888	$76,768	$70,824
COST OF REVENUES	37,827	39,929	40,718

GROSS PROFIT	32,061	36,839	30,106
OPERATING EXPENSES:
Research and development	9,605	9,169	6,812
Sales and marketing	10,723	10,993	11,126
General and administrative	12,652	13,068	15,909
Impairment of goodwill and intangible assets	—	20,349	—
Amortization of intangible assets	1,987	3,593	4,137
Restructuring charges, net	2,038	389	(70)
Gain on sale of assets and related royalties	(1,000)	(1,000)	(2,100)

Total operating expenses	36,005	56,561	35,814

LOSS FROM CONTINUING OPERATIONS	(3,944)	(19,722)	(5,708)
OTHER INCOME, NET	2,831	3,303	1,546

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED OPERATIONS	(1,113)	(16,419)	(4,162)
PROVISION (BENEFIT) FOR INCOME TAXES	(7,226)	(5,371)	45

NET INCOME(LOSS) FROM CONTINUING OPERATIONS	6,113	(11,048)	(4,207)
DISCONTINUED OPERATIONS
NET INCOME(LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX (BENEFIT) EXPENSE OF ($191), $757, and $190, respectively	(82)	1,029	494

NET INCOME (LOSS)	$6,031	$(10,019)	$(3,713)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.29	$(0.53)	$(0.21)
Income (loss) from discontinued operations	$0.00	$0.05	$0.02
Net Income (loss)	$0.29	$(0.48)	$(0.18)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.29	$(0.53)	$(0.21)
Income (loss) from discontinued operations	$0.00	$0.05	$0.02
Net Income (loss)	$0.28	$(0.48)	$(0.18)
Weighted average shares — Basic	20,897	20,810	20,146
Weighted average shares — Diluted	21,424	20,810	20,146

The accompany notes are an integral part of these consolidated financial statements

PCTEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-In	Retained	Income	Stockholders’
	Shares	Stock	Capital	Deficit	(Loss)	Equity

BALANCE, JANUARY 1, 2005	20,620	$21	$155,758	$(32,939)	$83	$122,923

Stock-based compensation	642	—	4,051	—	—	4,051
Issuance of shares for stock purchase and option plans	248	1	1,763	—	—	1,764
Tax benefit from stock options exercises	—	—	12	—	—	12
Repurchase of common stock	(87)	—	(759)	—	—	(759)
Net loss	—	—	—	(3,713)	—	(3,713)
Change in cumulative translation adjustment	—	—	—	—	(251)	(251)

BALANCE, DECEMBER 31, 2005	21,423	$22	$160,825	$(36,652)	$(168)	$124,027

Stock-based compensation	506	—	4,502	—	—	4,502
Issuance of shares for stock purchase and option plans	454	—	3,383	—	—	3,383
Cancellation of shares for payment of withholding tax	(91)	—	(1,376)	—	—	(1,376)
Tax benefit from stock options exercises	—	—	355	—	—	355
Repurchase of common stock	(227)	—	(2,133)	—	—	(2,133)
Net loss	—	—	—	(10,019)	—	(10,019)
Change in cumulative translation adjustment	—	—	—	—	1,954	1,954

BALANCE, DECEMBER 31, 2006	22,065	$22	$165,556	$(46,671)	$1,786	$120,693

Stock-based compensation	452	—	4,888	—	—	4,888
Issuance of shares for stock purchase and option plans	181	—	1,308	—	—	1,308
Cancellation of shares for payment of withholding tax	(118)	—	(1,140)	—	—	(1,140)
Repurchase of common stock	(663)	—	(5,504)	—	—	(5,504)
Net Income	—	—	—	6,031	—	6,031
Change in cumulative translation adjustment	—	—	—	—	(1,709)	(1,709)

BALANCE, DECEMBER 31, 2007	21,917	$22	$165,108	$(40,640)	$77	$124,567

The accompany notes are an integral part of these consolidated financial statements

PCTEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005

Operating Activities:
Net income (loss)	$6,031	$(10,019)	$(3,713)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	82	(1,029)	(494)
Depreciation and amortization	3,719	5,360	5,742
Impairment of goodwill and other intangible assets	—	20,349
Stock-based compensation	4,094	3,752	3,671
Gain on sale of assets and related royalties	(1,000)	(1,000)	(2,100)
Loss on disposal of property and equipment	32	165	222
Reversal of income tax reserve	—	(5,234)	—
Restructuring costs	1,924	(1,798)	—
Deferred taxes	(7,768)	(104)	—
Payment of withholding tax on stock based compensation	(1,140)	(1,376)	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(2,048)	(197)	(1,065)
Inventories	(3,370)	1,608	1,472
Prepaid expenses and other assets	155	919	(608)
Accounts payable	65	(1,436)	(1,008)
Income taxes payable	(51)	(4)	(395)
Other accrued liabilities	640	1,934	(3,894)
Deferred revenue	(615)	(1,500)	35

Net cash provided by (used in) operating activities	750	10,390	(2,135)

Investing Activities:
Capital expenditures	(2,803)	(3,480)	(3,988)
Proceeds from disposal of property and equipment	29	268	2,155
Purchase of short-term investments	(19,977)	(11,623)	—
Proceeds from maturity of short-term investments	31,600	—	—
Transfer to short-term investments	(38,943)	—	—
Proceeds on sale of assets and related royalties	1,000	1,000	2,100
Purchase of assets/businesses, net of cash acquired	—	510	(25,156)

Net cash used in investing activities	(29,094)	(13,325)	(24,889)

Financing Activities:
Proceeds from issuance of common stock	1,308	3,383	1,769
Payments for repurchase of common stock	(5,504)	(2,133)	(759)
Tax benefits from stock-based compensation	—	354	12
Net (repayments) proceeds for short-term borrowings	(792)	832	—
Repayment of Sigma overdraft	—	—	(328)
Decrease in restricted cash	—	208	—

Net cash (used in) provided by financing activities	(4,988)	2,644	694

Cash flows from discontinued operations	741	1,268	858
Net (decrease) increase in cash and cash equivalents	(32,591)	977	(25,472)
Effect of exchange rate changes on cash	75	(136)	(108)
Cash and cash equivalents, beginning of year	59,148	58,307	83,887

Cash and Cash Equivalents, End of Year	$26,632	$59,148	$58,307

Other information:
Cash paid (refunds received) for income taxes	$(193)	$(734)	$144
Cash paid for interest	51	36	—
Increases to deferred compensation, net	171	545	2,582
Issuance of restricted common stock, net of cancellations	4,295	3,275	4,942
Foreign currency gain (loss)	(276)	114	(557)

The accompany notes are an integral part of these consolidated financial statements

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended: December 31, 2007

The accompany notes are an integral part of these consolidated financial statements.

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations

PCTEL focuses on wireless broadband technology related to propagation and optimization. We design and develop innovative antennas that extend the reach of broadband and other wireless networks and that simplify the implementation of those networks. We provide highly specialized software-defined radios that facilitate the design and optimization of broadband wireless networks. We supply our products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, VARs and other OEMs. Additionally, the company has licensed its intellectual property, principally related to a discontinued modem business, to semiconductor, PC manufacturers, modem suppliers, and others.

During 2007, the company principally operated in three business segments. The three segments in 2007 were the Broadband Technology Group (BTG), Mobility Solutions Group (MSG), and Licensing. BTG and Licensing are continuing operations. On December 10, 2007, PCTEL entered into an Asset Purchase Agreement with Smith Micro Software, Inc., to sell substantially all the assets of MSG. On January 4, 2008, the company completed the sale of MSG. As required by GAAP, the consolidated financial statements separately reflect the MSG operations as held for sale as discontinued operations for all periods presented.

Broadband Technology Group

BTG designs, distributes, and supports innovative antenna solutions for public safety applications, unlicensed and licensed wireless broadband, fleet management, network timing, and other GPS applications. BTG’s portfolio of scanning receivers and interference management solutions are used to measure, monitor and optimize cellular networks.

PCTEL established its antenna product portfolio with a series of acquisitions starting with MAXRAD, Inc, which was acquired in January 2004. MAXRAD’s antenna solutions consist of antennas designed to enhance the performance of broadband wireless, in-building wireless, wireless Internet service providers and Land Mobile Radio (LMR) applications. As a result of the October 2004 acquisition of certain antenna product lines from Andrew Corporation (“Andrew”), the product portfolio expanded to include GPS (Global Positioning Systems), satellite communications (Mobile SATCOM) and on-glass mobile antennas. In July 2005, we again expanded the product portfolio with the purchase of Sigma Wireless Technologies Limited (“Sigma”), located in Dublin, Ireland. Sigma provides integrated variable electrical tilt base stations antennas (iVET), Public Mobile Radio (PMR), and Digital Public Mobile Radio (DPMR) antenna products. In 2007, we exited the base station antenna business.

BTG’s OEM receiver and interference management solutions consist of software-defined radio products — scanning receivers — designed to measure and monitor cellular networks. PCTEL established its position in this market with the acquisition of certain assets of Dynamic Telecommunications, Inc. in March 2003. The technology is sold in two forms: as OEM radio frequency receivers or as integrated systems solutions. The SeeGull® family of OEM receivers collects and measure RF data, such as signal strength and base station identification in order to analyze wireless signals. The CLARIFY® interference management product is a receiver system solution that uses patent pending technology to identify and measure wireless network interference. Customers of BTG’s OEM receiver and interference management solutions are wireless network operators, wireless infrastructure suppliers, and wireless test and measurement solution providers.

Licensing

PCTEL has an intellectual property portfolio in the area of analog modem technology, which we have actively licensed for revenue starting in 2002. The number of U.S. patents and applications in this technology reached to over 100 in 2005. The company has since sold or divested most of these patents. We have had an active licensing

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

program since 2002 designed to monetize the value of this intellectual property. Companies under license at the end of 2007 include Agere, Lucent, US Robotics, 3COM, Intel, Conexant, Broadcom, Silicon Laboratories, Texas Instruments, Smartlink, Ricoh, and ESS Technologies. At this time, these licenses are substantially fully paid up. The company believes that there are no significant modem market participants remaining to be licensed and the company expects minimal modem licensing revenue going forward.

PCTEL also has an intellectual property portfolio related to antennas, the mounting of antennas, and scanning receivers. These patents are being held for defensive purposes and are not part of an active licensing program.

Discontinued operation — Mobility Solutions Group

MSG produces mobility software products for WiFi, cellular, IP Multimedia Subsystem (IMS), and wired applications. MSG was sold in January 2008 and is reported as a discontinued operation in the consolidated financial statements for all periods presented.

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year’s presentation of continuing operations and discontinued operations.

Foreign Operations

The company is exposed to foreign currency fluctuations due to our foreign operations and because our products are sold internationally. The functional currency for the company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the year-end exchange rate for assets and liabilities and average monthly rates for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $276 for the year ended December 31, 2007. Net foreign exchange gains resulting from foreign currency transactions included in other income, net were $114 for the year ended December 31, 2006. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $557 for the year ended December 31, 2005.

Cash and Cash Equivalents and Short-Term Investments

Cash and Cash equivalents

The cash equivalents include bank balances and investments with original maturities less than 90 days. At December 31, 2007, the company’s cash equivalents were invested in highly liquid, low risk money markets. At December 31, 2006, the company’s cash equivalents were invested in money markets as well as commercial paper

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

and certificates of deposit. At December 31, 2007, the company had $3.3 million of cash equivalents in foreign bank accounts and at December 31, 2006, the company had $2.1 million of cash equivalents in foreign bank accounts. In 2007, the company sold $40.1 million of cash equivalents that were held to maturity.

Short-Term Investments

At December 31, 2007, the company recorded in “Short-term Investments” cash held in the Bank of America affiliated Columbia Strategic Cash Portfolio, a private placement enhanced cash money market mutual fund. The fund was closed to new subscriptions or redemptions in December 2007, resulting in the company’s inability to immediately redeem its investments for cash. This investment is classified as available for sale and is carried at fair value. The fair value of the company’s investment in this fund as of December 31, 2007 was estimated to be $38.9 million based on the net asset value of the fund. As of December 31, 2007, the company recognized a loss of $0.6 million, included in “Other Income, net” related to the impairment of the estimated realizable value of this fund. The company expects to receive cash redemptions for our remaining investment during 2008. At December 31, 2006, the company’s short-term investments were invested in commercial paper and municipal bonds. The investments as of December 31, 2006 were treated as held to maturity and were valued at amortized cost. In 2007, the company sold $11.6 million of short-term investments that were held to maturity.

Cash equivalents and short-term investments consist of the following:

	December 31,
	2007	2006

Cash and Cash Equivalents
Money market funds	$26,632	$18,242
Certificates of deposit	—	12,000
Commercial paper	—	23,905
Municipal bonds	—	5,001

Total	26,632	59,148
Short-Term Investments
Enhanced money market funds	38,943	—
Commercial paper	—	7,934
Municipal bonds	—	3,689

Total	38,943	11,623

Cash equivalents and short-term investments	$65,575	$70,771

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and are primarily have net 30 day terms. The company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required. The company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The company’s allowance for doubtful accounts was $0.2 million at December 31, 2007 and $0.3 million at December 31, 2006. The provision for doubtful accounts is included in sales and marketing expense.

Unbilled receivables were $205 and $836 at December 31, 2007 and 2006, respectively and have been grouped with accounts receivable.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories as of December 31, 2007 were composed of raw materials, sub assemblies, finished goods and work-in-process. The company has consigned inventory of $0.4 million and $0.1 million at December 31, 2007 and 2006, respectively. The company regularly monitors inventory quantities on hand and, based on the current estimated requirements, it was determined that any excess inventory was reserved as of December 31, 2007 and 2006. Due to competitive pressures and technological innovation, there may be excess inventory in the future. As of December 31, 2007 and December 31, 2006, the allowance for inventory losses was $0.9 million.

Inventories consist of the following:

	December 31,
	2007	2006

Raw materials	$8,328	$6,089
Work in process	527	417
Finished goods	1,950	1,635
Excess & obsolescence reserves	(938)	(883)

Inventories, net	$9,867	$7,258

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

Property and equipment consists of the following:

	December 31,
	2007	2006

Buildings	$6,050	$5,810
Land	1,770	1,770
Computers and office equipment	3,412	2,546
Manufacturing equipment	4,818	4,372
Furniture and fixtures	1,037	918
Leasehold improvements	119	84
Motor vehicles	27	43

Total property and equipment	17,233	15,543
Less: Accumulated depreciation and amortization	(5,097)	(3,905)

Property and equipment, net	$12,136	$11,638

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

Depreciation and amortization expense was approximately $1.7 million, $1.8 million, and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Liabilities

Accrued liabilities consist of the following:

	December 31,
	2007	2006

Accrued inventory receipts	$2,631	$2,203
Restructuring liability	1,239	52
Accrued payroll, bonuses, and other employee benefits	1,235	1,273
Accrued paid time off	927	720
Accrued employee stock purchase plan	265	254
Other accrued liabilities	2,057	2,428

	$8,354	$6,930

Long-term liabilities consist of the following:

	December 31,
	2007	2006

Deferred income taxes	$—	$964
Executive deferred compensation plan	968	904
Other long-term liabilities	224	240

	$1,192	$2,108

Revenue Recognition

The company sells antenna products, software defined radio products, and licenses the modem technology through the licensing program. The company records the sale of these products, including related maintenance, and the licensing of the intellectual property as revenue. In accordance with Staff Accounting Bulletin No. 104: “Revenue Recognition”, the company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectibility is reasonably assured.

Continuing operations

The company recognizes revenue for sales of the antenna products and software defined radio products, when title transfers, which is predominantly upon shipment from our factory. For products shipped on consignment, we recognize revenue upon delivery from the consignment location. The company allows its major antenna product distributors to return product under specified terms and conditions. The company accrues for product returns in accordance with FAS 48, “Revenue Recognition When Right of Return Exists”.

The company records intellectual property licensing revenue when it has a licensing agreement, the amount of related royalties is known for the accounting period reported, and collectibility is reasonably assured. Knowledge of the royalty amount specific to an accounting period is either in the form of a royalty report specific to a quarter, a contractual fixed payment in the license agreement specific to a quarter, or the pro-rata amortization of a fixed payment related to multiple quarters over those quarters. If a license agreement provides for a fixed payment related to periods prior to the license effective date (the past) and volume-based royalties going forward, the fixed payment

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

is recognized at the license effective date and the volume based royalties are recognized as royalty reports are received. If the license provides for a fixed payment for the past and for a finite future period, to be followed by volume based royalties thereafter, the fixed payment is recorded under the operating lease method and recognized pro-rata from the effective date through the end of the period covered by the fixed payment. If a one-time license payment is made for a perpetual license, with no future obligations on behalf of us, revenue is recognized under the capitalized lease method upon the effective date.

There is one exception to the recognition of intellectual property licensing as revenue. The company signed a licensing agreement with Conexant simultaneously with the sale of its HSP modem product line to Conexant in 2003. Because the HSP modem product line also requires a license to the company’s patent portfolio, the gain on sale of the product line and the licensing stream are not separable for accounting purposes. Ongoing royalties from Conexant are presented in the income statement as “Gain on Sale of Assets and Related Royalties”.

Discontinued Operations

For MSG, the company recognized revenue from the Wi-Fi and cellular mobility software, including related maintenance rights, under “SOP 97-2 Software Revenue Recognition” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” If the software license is perpetual and vendor specific objective evidence can be established for the software license and any related maintenance rights, the software license revenue is recognized upon delivery of the software and the maintenance is recognized pro-rata over the life of the maintenance term. If part of the licensing agreement requires engineering services to customize software for the customer needs, the revenue for these services is recognized upon completion of engineering customization. If vendor specific objective evidence cannot be established, and the only undelivered item is maintenance, the software license revenue, the revenue associated with engineering services, if applicable, and the related maintenance rights are combined and recognized pro-rata over the expected term of the maintenance rights. If vendor specific evidence cannot be established on any of the non-maintenance elements, the revenue is recorded pro-rata over the life of the contractual obligation.

Research & Development Costs

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

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $0.2 million in fiscal years 2007, 2006, and 2005, respectively.

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

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

Sales and Value Added Taxes

Taxes collected from customers and remitted to governmental authorities are presented on a net basis in cost of sales in the accompanying Consolidated Statements of Operations.

Stock-Based Compensation

Effective January 1, 2006, the company adopted SFAS No. 123(R), “Share Based Payments,” which revises SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) requires the company to record compensation expense for share-based payments, including employee stock options, at fair value. Prior to fiscal 2006, the company had accounted for its stock-based compensation awards pursuant to Accounting Principles Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations, which allowed use of the intrinsic value method. Under the intrinsic value method, compensation expense for stock option based employee compensation was not recognized in the income statement as all stock options granted by the company had an exercise price equal to the market value of the underlying common stock on the option grant date.

The company elected to use the modified prospective transition method to adopt SFAS No. 123(R). Under this transition method, compensation expense includes expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and the expense for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As required under the modified prospective transition method the company has not restated prior period results. As part of the adoption of SFAS No. 123(R), we used the alternative transition method in SFAS 123(R) to establish the beginning balance of the additional paid in capital (APIC) pool related to employee compensation. The company determined that it is in a net shortfall position and thus, started at $0 for the APIC pool in the quarter ended March 31, 2006.

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

The following table illustrates the pro forma effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock options and the Employee Stock Purchase Plan for the years ended December 31, 2005:

2005

Net loss	$(3,713)
Add: Stock-based employee compensation expense included in reported net loss	4,051
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(9,126)

Net loss — proforma	$(8,788)

Earnings per common share from continuing operations:
Basic — as reported	$(0.18)
Basic — as adjusted for stock-based compensation expense	$(0.44)
Diluted — as reported	$(0.18)
Diluted — as adjusted for stock-based compensation expense	$(0.44)

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

Goodwill and Other Intangible Assets

For evaluation purposes, we test each operating segment for possible goodwill and other intangible assets impairment annually, by comparing each segment’s net book value to fair value in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The process of evaluating the potential impairment of goodwill is subjective. To estimate the fair value of the operating segments, we made estimates and judgments about the future cash flows of our operating segments. The assumptions used in our cash flow forecasts are consistent with plans and estimates we use to manage the underlying operating segments. The company’s assumptions require significant judgment and actual cash flows may differ from those forecasted

Intangible assets consist principally of technology, non-compete agreements, patents, trademarks and trade names, and customer relationships and are amortized over a period of one to eight years.

Long-lived assets

In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset based on the undiscounted cash flows. The assumptions required significant judgment and actual cash flows may differ from those forecasted. For the years ended December 31, 2007 and 2006, long-lived assets were not impaired.

Fair Value of Financial Instruments

Cash and cash equivalents, and short-term investments are recognized and measured at fair value in the company’s financial statements. Accounts receivable and other investments are financial assets with carrying values that approximate fair value due to the short-term nature of these assets. Accounts payable, other accrued expenses and short-term debt are financial liabilities with carrying values that approximate fair value due to the short-term nature of these liabilities.

Recent Accounting Pronouncements

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 Share-Based Payment (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The company believes the adoption of this pronouncement will not have a material impact on the company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. The company is currently evaluating the impact of adopting FAS 141R on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009.

In December 2007, FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The company does not expect FAS 160 to have a material impact on the consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for fiscal years beginning after November 15, 2007. The company does not expect FAS 159 to have a material impact on the consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The company will adopt FAS 157 on its effective date. The company does not expect FAS 157 to have a material impact on the consolidated financial statements.

In July 2006, FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years ending after December 15, 2006. Effective January 2007, the company adopted provisions of FIN 48. The adoption of FIN 48 did not have a material impact on the company’s financial position. See footnote 9 related to Income Taxes.

2.	Earnings Per Share

The company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income (net loss) by the weighted average number of shares of common stock outstanding, less shares subject to repurchase. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method. Common stock options are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. The weighted average common stock option grants and restricted shares excluded from the calculations of diluted net loss per share for the years ended December 31, 2006 and December 31, 2005 were 701,591 and 554,699, respectively.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005, respectively:

	Years Ended December 31,
	2007	2006	2005

Numerator:
Net income (loss)	$6,031	$(10,019)	$(3,713)
Denominator:
Basic loss per share:
Weighted average common shares outstanding	22,133	21,975	21,250
Less: Weighted average shares subject to repurchase	(1,236)	(1,165)	(1,104)

Weighted average common shares outstanding	20,897	20,810	20,146

Basic loss per share	$0.29	$(0.48)	$(0.18)

Diluted loss per share:
Weighted average common shares outstanding	20,897	20,810	20,146
Weighted average shares subject to repurchase	369	*	*
Weighted average common stock option grants	158	*	*
Weighted average common shares and common stock equivalents	21,424	20,810	20,146

Diluted loss per share	$0.28	$(0.48)	$(0.18)

Shares used in computing basic earnings (loss) per share	20,897	20,810	20,146
Shares used in computing diluted earnings (loss) per share	21,424	20,810	20,146

*	These amounts have been excluded since the effect is anti-dilutive.

3.	Subsequent events

Disposal of Mobility Solutions Group

On January 4, 2008, the company completed the sale of its MSG to Smith Micro Software, Inc. (“Smith Micro”) in accordance with an Asset Purchase Agreement (the “Asset Purchase Agreement”) entered into between the two companies and publicly announced on December 10, 2007. Under the terms of the Asset Purchase Agreement, Smith Micro purchased substantially all of the assets of the Mobility Solutions Group for total consideration of $59.7 million in cash. In the transaction, PCTEL retained the accounts receivable, non customer-related accrued expenses and accounts payable of the division. Substantially all of the employees of the MSG continued as employees of Smith Micro in connection with the completion of the acquisition.

The results of operations of MSG have been classified as discontinued operations for the years ended December 31, 2007, 2006 and 2005. The assets and liabilities that were sold with MSG are classified as assets and liabilities held for sale in the balance sheets at December 31, 2007 and December 31, 2006.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

Summary results of operations for the discontinued operations included in the consolidated statement of operations for the years ended December 31, 2007, 2006, and 2005, are as follows:

	Years Ended December 31,
	2007	2006	2005

Revenues	$10,337	$9,794	$6,922
Operating costs and expenses	10,610	8,008	6,238

Income (loss) from discontinued operations, before taxes	(273)	1,786	684
Provision (benefit) for income tax	(191)	757	190

Income (loss) from discontinued operations, net of tax	$(82)	$1,029	$494

Income from discontinued operations per common share:
Basic	—	$0.05	$0.02
Diluted	—	$0.05	$0.02

Assets and liabilities classified as discontinued operations held for sale on our consolidated balance sheets as of December 31, 2007 and 2006 include the following:

	December 31,
	2007	2006

Prepaid expenses	$53	$—
Fixed assets	807	719
Goodwill	871	871
Other assets	76	64

Total assets	$1,807	$1,654

Deferred rent — current portion	$49	$34
Deferred revenue	378	366
Total current liabilities	427	400
Deferred rent — long-term	227	73

Total liabilities	$654	$473

Cash flows from discontinued operations for the years ended December 31, 2007, 2006, and 2005, are as follows:

	Years Ended December 31,
	2007	2006	2005

Cash flows from discontinued operations	$741	$1,268	$858

Acquisition of Bluewave

On March 14, 2008 the company entered into and closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Bluewave Antenna Systems, Ltd., a privately owned Canadian company. The Asset Purchase Agreement provides that the company will purchase, on a debt free basis, all of the intellectual property, selected manufacturing fixed assets, and all customer relationships related to Bluewave’s antenna product lines. The total consideration was $3.9 million in cash. Under the terms of the Asset Purchase Agreement, the only liability PCTEL assumed was for product warranty, which has been historically immaterial.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

The parties also concurrently entered into a Transition Services Agreement (“TSA”). The TSA provides for Bluewave to supply antenna inventory to the company for up to 75 days while the company ramps up its own contract manufacturing and final assembly capacity in its Bloomingdale, Illinois factory. The revenues and expenses for Bluewave will be included in the company’s financial results from the acquisition date forward.

The company expects to retain the services of one engineering consultant and one sales and marketing consultant that are currently contracted with Bluewave.

Since Bluewave does not meet the requirements of a significant subsidiary at December 31, 2007 in accordance with Securities and Exchange Commission Regulation S-X, pro forma financial information is not required in this 10-K.

4.	Acquisitions

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

The total purchase price paid was allocated $8.2 million to tangible assets acquired, $7.8 million to liabilities assumed, $2.5 million to core technology, $6.4 million to customer relationships, and $0.1 million to order backlog in the accompanying consolidated balance sheets. The intangible assets have a weighted average amortization period of six years. The $15.7 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The company amortized the order backlog over one year and the other intangible assets over six years. The company evaluated the value of the assets acquired from Sigma. During the year ended December 31, 2005, the company recorded additional goodwill adjustments of 0.5 million Euro (approximately $0.6 million) primarily related to inventory and accounts receivable. During 2006, the company recorded a final goodwill adjustment of $0.5 million as a result of a settlement with the former owners of Sigma. The purchase accounting was complete in 2006. In the third quarter 2006, the company recorded an impairment charge of $20.3 million in conjunction with the restructuring of the Dublin operations. In the second quarter of 2007, the company exited the UMTS antenna market and wrote off the UMTS intangible assets related to core technology and customer relationships. See Note 4, Goodwill and Other Intangible Assets, and Note 5, Restructuring for discussion of the Dublin restructuring and the UMTS restructuring.

The consolidated statements of operations for the year ended December 31, 2005 include the results of Sigma from the date of acquisition.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

For the continuing operations, the unaudited pro forma affect on the financial results of PCTEL as if the acquisition had taken place on January 1, 2005 is as follows:

Year Ended
December 31, 2005

Revenues	$76,014
Loss from operations	(4,980)*
Net loss from continuing operations	(3,777)
Basic loss per share	$(0.19)
Shares used in computing basic loss per share	20,146
Diluted loss per share	$(0.19)
Shares used in computing diluted loss per share	20,146

*	The pro forma results include a $2.8 million gain on the sale of Sigma’s Dublin property, including the land and building.

5.	Goodwill and Other Intangible Assets

In conjunction with the completion of the restructuring of Dublin operations during 2006, the company reevaluated the carrying value of the goodwill and intangible assets for technology and customer relationships, as required by Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or the Disposal of Long Lived Assets” and Statement of Accounting Standards No. 142 “Goodwill and Intangible Assets”. Based on revised projections for future revenues, profits, and cash flows for the products associated with the Sigma acquisition, the company concluded that the carrying value of intangible assets was impaired by $6.0 million and the carrying value of the goodwill was impaired by $14.3 million. The total impairment cost was recorded in the third quarter of 2006. The method of determining the impairment was the same methodology as used for our annual impairment test.

Goodwill

The company conducted the annual impairment test of goodwill as of October 31, 2007 and at December 31, 2007. For this evaluation, each operating segment’s fair value was greater than its net book value and no impairment indicators existed. To estimate the fair value of the operating segments, the company made estimates and judgments about the future cash flows of each of the operating segments. The assumptions used in our cash flow forecasts are consistent with plans and estimates we use to manage the underlying operating segments. The company’s assumptions require significant judgment and actual cash flows may differ from those forecasted.

The summary of goodwill as of December 31 for the years ended 2007 and 2006 is as follows:

	2007	2006

Licensing	$384	$384
Broadband Technology Group	16,386	16,314

	$16,770	$16,698

During 2007, goodwill increased $0.1 million due to foreign currency translation adjustments.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

Intangible Assets

The company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from 1 to 8 years. Amortization expense was approximately $2.0 million, $3.6 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The company had intangible assets of $18.3 million with accumulated amortization of $13.9 million at December 31, 2007 and intangible assets of $24.9 million with accumulated amortization of $17.4 million at December 31, 2006. The summary of other intangible assets, net as of December 31 for the years ended 2007 and 2006 is as follows:

	2007			2006
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Customer contracts and relationships	$8,209	$5,503	$2,706	$13,180	$8,501	$4,679
Patents and technology	6,496	5,717	779	8,087	6,428	1,659
Trademarks and trade names	2,100	1,219	881	2,100	987	1,113
Other, net	1,500	1,500	—	1,500	1,500	—

	$18,305	$13,939	$4,366	$24,867	$17,416	$7,451

The decrease in intangible assets reflects the write-off of intangible assets related to the UMTS product lines of $1.1 million and amortization of $2.0 million. The $1.1 million write-off of intangible assets related to UMTS is included in restructuring charges in the statements of operations.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

		Weighted
		Average
		Amortization
Intangible Assets	Assigned Life	Period

Customer contracts and relationships	6 years	6.0
Patents and technology	4 to 8 years	5.1
Trademarks and trade names	4 to 8 years	7.2
Other	1 to 2 years	1.7

The company’s scheduled amortization expense over the next five years is as follows:

Fiscal Year	Amount

2008	$1,631
2009	$1,631
2010	$792
2011	$280
2012	$30

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

6.	Comprehensive Income

The following table provides the calculation of other comprehensive income (loss) for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005

Net Income (loss) from continuing operations	$6,113	$(11,048)	$(4,207)
Other comprehensive income:
Foreign currency translation adjustments	108	1,954	(251)
Realized foreign currency translation adjustments	(1,817)	—	—

Comprehensive Income (loss) from continuing operations	4,404	(9,094)	(4,458)

Income for discontinued operations, net of tax	(82)	1,029	494

Total comprehensive income (loss)	$4,322	$(8,065)	$(3,964)

The reclassification adjustment of $1.8 million for the year ended December 31, 2007 represents the realization of foreign exchange translation adjustments due to the substantially complete liquidation of PCTEL Ltd. Ireland at June 30, 2007. There is no tax effect to these adjustments to other comprehensive income.

7.	Short-term borrowings

Ireland

On June 9, 2006, PCTEL Limited (formerly Sigma) entered into a Euro 3.5 million line of credit with Bank of America. The line of credit was guaranteed by PCTEL, Inc. This line of credit was paid in November 2007 subsequent to the exit from the UMTS antenna market and the related closing of the engineering office in Dublin, Ireland. The maximum borrowings under this line of credit was Euro 0.7 million in 2007. At December 31, 2006, the company had Euro 0.7 million ($0.8 million) outstanding under the line of credit. The maximum borrowings under this line of credit was Euro 1.3 million ($1.6 million) in fiscal 2006. The interest rate on this line of credit was the ECB (European Central Bank) rate plus 1.75%. The weighted average interest rate for this borrowing was 5.5% in 2007 and 5.0% in 2006.

China

MAXRAD Tianjin, the company’s subsidiary in China, borrowed 780,000 Chinese Yuan ($0.1 million) on July 31, 2006 with Bank of America. This amount represented the maximum borrowings allowed under this agreement. This loan is guaranteed by PCTEL, Inc and is renewable annually. The interest rate on this borrowing is the China Central Bank rate plus a mark-up of 10%. The weighted average interest rate for this borrowing was 6.5% in 2007 and 6.4% in 2006. This line of credit automatically renews annually in April. As of December 31, 2007 and 2006, the company had $0.1 million outstanding under this line of credit.

8.	Restructuring

UMTS restructuring

On June 14, 2007, the company announced to its customers and certain affected employees that it was exiting operations related to its UMTS iVET antenna product line, effective immediately. The company closed its research and development facility in Dublin, Ireland as well as a related engineering satellite office in the United Kingdom, and discontinued the UMTS portion of its contract manufacturing, which was located in St. Petersburg, Russia. These actions terminated twelve redundant employee positions in Ireland and three redundant employee positions

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

in the United Kingdom. The facilities and employees affected by the company’s closure decision were originally part of the company’s acquisition of Sigma in July 2005. The result of these restructuring activities lowered research and development and general and administrative costs $0.5 million in the third quarter, as compared to the second quarter 2007.

The company recorded a cumulative $2.0 million of restructuring costs in 2007 related to the exit of its UMTS iVET antenna product line. The major components of the expense were $2.4 million of gross cash-based restructuring charges plus $0.7 million of asset impairments, offset by $1.1 for the sale of assets. The cost categories of the $2.4 million of cash-based restructuring costs were: $0.4 million of employee severance; $0.1 million of future lease payments; $0.1 million of office clean up costs; and $1.8 million in contract manufacturing obligations, primarily related to inventory in the supply chain. The company recovered $1.1 million through the sale of assets. The major components were the last time purchase of inventory for $0.5 million and the sale of intangible assets for $0.6 million.

The company incurred in the second quarter of 2007 $0.7 million of non-cash asset impairments in connection with the exiting of the UMTS iVET antenna product line. The categories of asset impairment are: $0.8 million of inventory; $0.5 million of fixed assets; $0.1 million of prepaid assets; $1.1 million of intangible assets related to purchase accounting of the Sigma Wireless acquisition in 2005; offset by a $1.8 million realization of comprehensive loss related to foreign currency translation of the Irish entity that was substantially liquidated.

The following table summarizes the UMTS restructuring activity during 2007 and the status of the reserves at year end:

	Accrual				Accrual
	Balance at		Cash	Non-cash	Balance at
	December	Restructuring	Payments/	Settlements/	December
	2006	Expense	Receipts	Adjustments	2007

Severance and employment related costs	$—	$445	$(445)	$—	$—
Manufacturing obligations, net	—	696	507	36	1,239
Impairments, net	—	670	—	(670)	—
Facility lease/Office cleanup	—	227	(227)	—	—

	$—	$2,038	$(165)	$(634)	$1,239

Dublin restructuring

The 2006 restructuring expense related to the company’s Dublin, Ireland restructuring activity. On April 7, 2006, the company reached an agreement in principle with the labor union responsible for the company’s manufacturing and certain other personnel in its Dublin, Ireland factory to discontinue the manufacture of the iVET, PMR and DPMR lines of the company’s antenna products at that location. The agreement was formally signed on April 20, 2006. This agreement enabled the company to wind down its manufacturing operations at the Dublin facility, terminate 65 redundant employee positions, downsize its space under the current lease at this location, and reduce its pension obligations to terminated and remaining employees. Manufacturing of the lines of antenna products was relocated either to a contract manufacturer in St. Petersburg, Russia, or to the company’s BTG facility in Bloomingdale, Illinois. The process of winding down manufacturing operations in Dublin and relocating the products to their new manufacturing locations was completed in September 2006. The general and administrative support functions were eliminated in December 2006. The company’s Dublin restructuring effort was undertaken in order to improve gross margins of the iVET, PMR, and DPMR antenna product lines.

Subsequent to the discontinuation of manufacturing in Dublin, Ireland, the company continued to maintain antenna research and development, as well as sales and marketing activities in a smaller space within the existing

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

facility in Dublin until June 2007. The company exited the UMTS antenna market in 2007 and subsequently closed its Dublin, Ireland office.

The company incurred restructuring costs related to the discontinuation of its Dublin manufacturing operations. The categories of costs were: severance pay for employees whose jobs were made redundant, future minimum lease payments through June 2007 on the existing Dublin facility which will be vacated, and, termination of the employee pension defined benefit plan. The severance, future lease payments, and a portion of the termination of the employee pension defined benefit plan result in cash expenditures. The company also incurred restructuring costs related to the impairment of fixed assets and inventory.

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

For the year ended December 31, 2007, the company paid its remaining restructuring obligation related to the Dublin, Ireland facility lease. The company did not record any additional restructuring expense in 2007. The following table summarizes the Dublin restructuring activity during 2007 and the status of the reserves at year end:

	Accrual				Accrual
	Balance at			Non-cash	Balance at
	December	Restructuring	Cash	Settlements/	December
	2006	Expense	Payments	Adjustments	2007

Facility lease	$52	$—	$(52)	$—	$—

	$52	$—	$(52)	$—	$—

9.	Income Taxes

The domestic and foreign components of the loss before provision (benefit) for income taxes were as follows:

	Years Ended December 31,
	2007	2006	2005

Domestic	$(1,761)	$8,186	$(1,735)
Foreign	648	(24,605)	(2,427)

	$(1,113)	$(16,419)	$(4,162)

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

The provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2007	2006	2005

Current:
Federal	$57	$(5,519)	$2
State	3	(61)	101
Foreign	27	(22)	(332)

	87	(5,602)	(229)
Deferred:
Federal	(6,324)	216	216
State	(989)	15	58

	(7,313)	231	274

Total	$(7,226)	$(5,371)	$45

A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the provision/(benefit) at the effective tax rate is as follows:

	2007	2006	2005
	%	%	%

Benefit at federal statutory rate (35%)	35%	35%	35%
State income tax, net of federal benefit	(1)%	—	(2)%
Release of valuation allowance	707%	—	—
Change in valuation allowance	(130)%	(30)%	(36)%
Foreign income taxed at different rates	18%	(2)%	(17)%
Research & development credit	5%	1%	7%
Return to provision adjustments	1%	1%	17%
Change in deferred tax liability related to goodwill	(30)%	(2)%	(9)%
Tax effect of permanent differences	44%	(2)%	(2)%
Reduction of tax reserves	—	32%	—
Adjustments to deferred tax assets	—	—	6%

	649%	33%	(1)%

The current federal benefit for 2007 includes the release of valuation allowances of $7.9 million and the benefit for 2006 includes the release of a $5.2 million tax contingency reserve related to the company’s modem operations and utilization of $1.3 million in federal research credits.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax accounts consist of the following:

	December 31,
	2007	2006

Deferred Tax Assets:
Accruals and reserves	$2,251	$1,712
Net operating loss carryforwards	514	235
Federal and state credits	1,782	2,919
Restricted stock	1,702	1,238
Depreciation and amortization	12,578	12,861

Gross deferred tax assets	18,827	18,965
Valuation allowance	(10,956)	(18,862)
Net deferred tax asset	7,871	103
Deferred Tax liabilities:
Amortization	(1,417)	(1,067)

Net Deferred Tax Asset (Liability)	$6,454	$(964)

The classification of deferred tax amounts on the balance sheet is as follows:

	December 31,
	2007	2006

Current deferred tax assets	$1,591	$—
Current deferred tax liability	—	—

Current deferred tax assets	1,591	—
Non-current deferred tax assets	6,280	103
Non-current deferred tax liability	(1,417)	(1,067)

Non-current deferred tax assets, net	4,863	(964)
Net Deferred Tax Assets (Liabilities)	$6,454	$(964)

At December 31, 2007, the company had a valuation allowance of $11.0 million against $18.8 million of deferred tax assets and at December 31, 2006 the company had a valuation allowance of $18.9 million against $19.0 million of deferred tax assets due to the uncertainty regarding the realization of these assets. The company had deferred tax assets related to temporary differences between book and tax of $16.5 million at December 31, 2007. The company’s net deferred tax assets were $7.9 million at December 31, 2007 compared to $0.1 million at December 31, 2006. On a periodic basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. The company reversed $7.9 million of the valuation allowance in 2007 because the company will generate taxable income from the gain on sale of the Mobility Solutions Group in January 2008. Once realized, an additional $1.1 million of tax benefits will be credited to equity.

The effective tax rate differed from the statutory federal rate of 35% during 2007 principally due to the release of the valuation allowance of $7.9 million. In addition, different rates for foreign income and losses and other permanent items impacted the effective tax rate. The effective tax rate differed from the statutory federal rate of 35% during 2006 principally due to the release of the company’s tax contingency reserve of $5.2 million and due to

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

the increase in the valuation allowance for deferred tax assets. Different rates for foreign income and losses and other permanent items impacted the effective tax rate in 2006 as well. The effective tax rate differed from the statutory federal rate of 35% during 2005 principally due to an increase in the valuation allowance for deferred tax assets, different rates for foreign income and losses, and revisions to certain estimates made by management to other deferred tax assets. During the fourth quarter 2005, the company changed its estimate regarding the taxation of certain leasing income received in 2004.

In July 2006, FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, which changes the threshold for recognizing the benefit of an uncertain tax position, prescribes a method for measuring the tax benefit to be recorded and requires incremental quantitative and qualitative disclosure about uncertain tax positions. Under FIN 48, a tax position that meets a more likely than not recognition threshold, based solely on the technical merits of the position, will be recognized in the consolidated financial statements. The tax position will be measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. The company adopted FIN 48 on January 1, 2007. The implementation of FIN 48 resulted in no charge or benefit for unrecognized tax benefits at January 1, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits in 2007 is as follows:

Balance at the beginning of the year	$856
Additions based on tax positions related to the current year	60

Balance at the end of the year	$916

All of the unrecognized tax benefits at December 31, 2007, if recognized, would reduce the company’s annual effective tax rate. Further, the company is unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. At December, 31, 2007, due to tax net operating loss carry forwards, the company has no accrued interest or penalties.

The company and its subsidiaries file income tax returns in the US and various foreign jurisdictions. The company’s U.S. tax returns remain subject to examination for 2004 and subsequent periods.

The company has $1.2 million of U.S. federal net operating losses that expire in 2027 and state net operating loss carryforwards of $3.9 million that expire between 2016 and 2027. The company has foreign net operating loss carryforwards of $0.2 million that have no expiration date. The company has $1.6 million of federal research credits that expire between 2020 and 2027 and $1.4 million of state research credits with no expiration.

The company believes that approximately $1.5 million of undistributed earnings of foreign subsidiaries are reinvested indefinitely, and no federal income tax should be provided under the plan of investment.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

10.	Commitments and Contingencies

Leases

The continuing operations of the company has operating leases for office facilities through 2013. The future minimum rental payments under these leases at December 31, 2007, are as follows:

Year	Amount

2008	$480
2009	452
2010	461
2011	485
2012	501
2013 and thereafter	42

Future minimum lease payments	$2,421

The rent expense under leases in use for the years ended December 31, 2007, 2006 and 2005 was approximately $0.6 million, $0.8 million and $0.4 million, respectively.

In connection with the sale of the MSG division in January 2008, the corporate headquarters moved to the company’s facilities in Bloomingdale, Illinois. Under the terms of the sale agreement with Smith Micro, the company assigned the leases for its Chicago, Illinois and Belgrade, Serbia offices to Smith Micro.

In September 2006, the company renegotiated a smaller space in our Dublin, Ireland facility because of the relocation of Dublin manufacturing operations. With the exit from the UMTS business effective June 2007, the company terminated our Dublin and United Kingdom office leases.

In February 2006, the company relocated the office and assembly operations related to scanners and receivers to the Germantown, Maryland Observation Drive facility and vacated the Germantown, Maryland Wisteria Drive facility. The Wisteria Drive lease term ended in July 2007. The company recorded lease exit costs in 2006 for the Wisteria Drive facility.

The company does not have any capital leases.

Warranty Reserve and Sales Returns

The company’s BTG segment allows its major distributors and certain other customers to return unused product under specified terms and conditions. In accordance with FAS 48, the company accrues for product returns based on historical sales and return trends. The company’s allowance for sales returns was $216 and $242 at December 31, 2007 and December 31, 2006, respectively and is included with accounts receivable on the balance sheet.

The company offers repair and replacement warranties of primarily two years for antenna products and one year for scanners and receivers. The company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $193 and $184 at December 31, 2007 and December 31, 2006, respectively and is included in other accrued liabilities.

Legal Proceedings

Ronald H. Fraser v. PC-Tel, Inc., Wells Fargo Shareowner Services, Wells Fargo Bank Minnesota, N.A.

In March 2002, plaintiff Ronald H. Fraser (“Fraser”) filed a complaint in the California Superior Court for breach of contract and declaratory relief against the company, and for breach of contract, conversion, negligence

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

and declaratory relief against the company’s transfer agent, Wells Fargo Bank Minnesota, N.A. The complaint seeks compensatory damages allegedly suffered by Fraser as a result of the sale of certain stock by Fraser during a secondary offering in April, 2000. At a mandatory settlement conference held in September 2004, Fraser stipulated to judgment in favor of the company. In November 2004 Fraser appealed the judgment entered against him. On February 6, 2007, the Court of Appeal for the Sixth Appellate District issued an opinion affirming the trial court’s order granting PCTEL’s motion for summary judgment. On March 2, 2007, Fraser submitted an appeal of this decision. In May 2007, Fraser was denied his appeal, thereby eliminating any further avenue of legal recourse by Fraser against PCTEL.

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

11.	Shareholders Equity

Common Stock

The activity related to common shares outstanding for the years ended December 31 is as follows:

	2007	2006

Beginning of year	22,065	21,423
Issuance of common stock on exercise of stock options	94	380
Issuance of restricted common stock, net of cancellations	409	351
Issuance of common stock from purchase of Employee Stock Purchase Plan shares	87	74
Issuance of common stock for stock bonuses, net of shares for tax	43	155
Cancellation of stock for withholding tax	(103)	(91)
Common stock buyback	(663)	(227)
Shares cancelled	(15)	—

End of Year	21,917	22,065

Preferred Stock

The company is authorized to issue up to 5,000,000 shares of preferred stock in one or more series, each with a par value of $0.001 per share. As of December 31, 2007 and 2006, no shares of preferred stock were outstanding

12.	Stock-Based Compensation

Stock Options

The Board of Directors may grant employees, directors or consultants the option to purchase the company’s common stock. The company issues stock options with exercise prices no less than the fair value of the company’s stock on the grant date. Most options contain gradual vesting provisions, whereby 25% vest one year from the date

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

of grant and thereafter in monthly increments over the remaining three years. Primarily new employees receive stock options for incentive purposes. Annual option grants to directors vest over one year. Any new non-employee director elected to the Board of Directors automatically receives a grant of 15,000 shares of common stock. The 15,000 share options will vest one-third as of each anniversary of its date of grant until the option is fully vested, provided that the optionee continues to serve as a director on such dates. After the initial 15,000 share options are granted to the non-employee director, he or she shall automatically be granted an option to purchase 10,000 shares each year on January 1, if on such date he or she shall have served on the Board of Directors for at least six months. The 10,000 share options shall vest completely on the first year anniversary of their date of grant, provided that the optionee continues to serve as a director on such date. Options may be exercised at any time within ten years of the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The company issued 267,577 options with a weighted average fair value of $2.93 in the year ended December 31, 2007 and 530,589 options with a weighted average fair value of $3.00 for the year ended December 31, 2006. During the year ended December 31, 2007, the company received $0.7 million in proceeds from the exercise of 94,286 options. During the year ended December 31, 2006, the company received $2.9 million in proceeds from the exercise of 380,542 options.

Deferred Stock Compensation (Restricted Stock)

The company grants restricted shares as employee incentives as permitted under the company’s 1997 Stock Plan. In connection with the grant of restricted stock to employees, the company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. Such amount is presented as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the applicable shares. The company grants restricted awards that vest over various periods or vest upon achievement of defined performance goals. Annual grants to employees for incentive purposes vest annually over five years. For the year ended December 31, 2007, the company issued 527,852 shares of restricted stock with a fair value of $5.4 million and recorded cancellations of 119,148 for $1.1 million. For the year ended December 31, 2006, the company issued 438,674 shares of restricted stock with a fair value of $3.8 million and recorded terminations of 88,500 shares for $0.8 million. During 2007, 337,577 restricted shares vested with a value of $3.0 million. During 2006, 289,226 restricted shares vested with a value of $2.5 million. The restricted shares are awarded from the 1997 Stock Plan.

Employee Stock Purchase Plan (“Purchase Plan”)

In May 1998, the company reserved a total of 800,000 shares of common stock for future issuance under the company’s Purchase Plan, plus annual increases equal to the lesser of (i) 350,000 shares (ii) 2% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. The annual increase was the Plan’s “evergreen” provision. The Board of Directors elected not to increase the shares in the Purchase Plan in January 2006 or January 2007. In June 2007, the stockholders approved an amended Purchase Plan whereby the shares were reduced to 750,000 and the evergreen provision was eliminated. The Purchase Plan was also extended to 2018. The Purchase Plan enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is six months. During 2007 and 2006, 86,977 and 74,550 shares were issued under the Purchase Plan, respectively. As of December 31, 2007, the company had 702,092 shares remaining that can be issued under the Purchase Plan.

Stock Plans

1997 Plan

In November 1996, the Board of Directors adopted and approved the 1997 Stock Option Plan (“1997 Plan”). Under the 1997 Plan, the Board may grant to employees, directors and consultant’s options to purchase the common

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

stock and/or stock purchase rights at terms and prices determined by the Board. In August 1999, the Board of Directors and the stockholders approved an amendment and restatement of the 1997 Plan that increased the number of authorized shares of the common stock the company may issue under the 1997 Plan to 5,500,000. The plan allowed further increases annually the number of shares authorized to issue under the 1997 Plan by an amount equal to the lesser of (i) 700,000 shares, (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. Effective at the annual shareholders meeting on June 5, 2006 and prior to the termination of the 1997 Plan, the shareholders approved an amended and restated 1997 Plan (“New 1997 Plan”) that expires in 2016. The existing shares available for issuance and options outstanding were transferred from the 1997 Plan to the New 1997 Plan. The New 1997 Plan provides for the issuance of 2,300,000 shares plus any shares which have been reserved under the Directors Plan and any shares returned to the Directors Plan. In connection with the approval of the New 1997 Plan, an additional 716,711 shares were authorized. As of December 31, 2007, a total of 1,871,034 shares remain available for future grants.

1998 Director Option Plan (“Directors Plan”)

The Directors Plan became effective following the company’s IPO in October 1999. A total of 400,000 shares were authorized under the Directors Plan. Effective with the annual shareholders meeting in June 2006, the Directors Plan was merged into the New 1997 Plan. Effective with the merger, 75,000 available shares were transferred from the Directors Plan to the New 1997 Plan. No further awards will be made under the Director Plan, but it will continue to govern awards previously granted thereunder. Future awards to the Company’s directors will be made under the New 1997 Plan.

2001 Plan

In August 2001, the Board of Directors adopted and approved the 2001 Non-statutory Stock Option Plan (“2001 Plan”). Options granted under the 2001 Plan may be exercised at any time within ten years from the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The 2001 Plan will terminate in 2011. As of December 31, 2007, of the total 750,000 shares authorized under the 2001 Plan, 120,977 remain available for future grants.

Executive Plan

In 2001, in connection with the hiring and appointment of two executive officers of PCTEL, the company granted an aggregate amount of 300,000 options at $8.00 per share outside of any stock option plan, pursuant to individual stock option agreements. As of December 31, 2007, 53,733 options are outstanding under the Executive Plan.

Acceleration of Underwater Options

On January 28, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested options to purchase shares of common stock of PCTEL that are held by current employees, including executive officers, and which have an exercise price per share equal to or greater than $10.00. Options to purchase 1,606,805 shares of common stock were accelerated under this approval. The company accelerated these options in order to mitigate the associated future share-based compensation expense under SFAS 123(R). The acceleration of these options resulted in PCTEL not being required to recognize share-based compensation expense of approximately $3.8 million related to continuing operations beginning in the company’s quarter ending March 31, 2006 and through the company’s quarter ending March 31, 2008. The pro-forma net loss and pro-forma net loss per share for the year ended December 31, 2005 in Note 1 includes the $3.1 million impact of the acceleration of the underwater options. There was no income statement impact related to the acceleration of options for the year ended December 31, 2005.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

A summary of the company’s stock option activity and shares available under all of the company’s stock plans as of December 31, 2007:

	2007		2006		2005
	Shares	Options	Shares	Options	Shares	Options
	Available	Outstanding	Available	Outstanding	Available	Outstanding

Beginning of Year	2,417,077	3,965,627	1,807,526	4,112,881	1,834,435	4,362,972
Shares authorized	—	—	1,416,711	—	700,000	—
Options granted	(267,577)	267,577	(530,589)	530,589	(538,850)	538,850
Restricted stock awards	(527,852)	—	(438,674)	—	(720,436)	—
Restricted shares cancelled	119,148	—	88,500	—	77,200	—
Bonus shares awarded	(62,791)	—	(223,698)	—	—	—
Options exercised	—	(94,286)	—	(380,542)	—	(177,732)
Options forfeited	146,610	(146,610)	156,340	(156,340)	359,279	(359,279)
Options cancelled	167,396	(167,396)	140,961	(140,961)	251,930	(251,930)
Shares expired	—	—	—	—	(156,032)	—

End of Year	1,992,011	3,824,912	2,417,077	3,965,627	1,807,526	4,112,881

Exercisable		3,234,118		3,162,192		3,239,426

Weighted average exercise price:
Outstanding at Beginning of Year		$9.63		$9.54		$9.82
Options granted		9.54		9.37		8.41
Options exercised		7.49		7.55		7.36
Options forfeited		10.38		11.98		13.54
Options cancelled		9.34		9.04		7.84

Outstanding at End of Year		$9.64		$9.63		$9.54

Exercisable at End of Year		$9.73		$9.78		$9.92

The weighted average contractual life and intrinsic value at December 31, 2007 was the following:

	Weighted
	Average	Intrinsic
	Contractual Life	Value

Options Outstanding	6.11	$49
Options Exercisable	5.66	$49

The intrinsic value is based on the share price of $6.86 at December 31, 2007.

With the sale of MSG in January 2008, 76,071 outstanding options for the MSG employees will not vest.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

The range of exercise prices for options outstanding and exercisable at December 31, 2007 was $6.00 to $59.00. The following table summarizes information about stock options outstanding under all stock option plans:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted-
		Remaining	Average		Weighted
	Number	Contractual	Exercise	Number	Average
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Exercise Price

$ 6.00 — $ 7.20	462,880	4.64	$6.89	443,213	$6.88
7.26 — 7.84	386,226	5.81	7.51	334,251	7.52
7.85 — 8.62	427,278	5.70	8.13	364,402	8.07
8.63 — 9.16	479,325	6.96	9.02	313,345	8.98
9.17 — 10.25	548,170	7.19	9.88	302,565	10.06
10.33 — 10.70	417,500	6.17	10.68	401,521	10.68
10.72 — 11.56	452,533	6.21	11.26	423,821	11.27
11.60 — 11.84	610,100	6.04	11.73	610,100	11.73
12.16 — 13.30	33,400	5.63	12.82	33,400	12.82
59.00 — 59.00	7,500	2.08	59.00	7,500	59.00

$ 6.00 — $59.00	3,824,912	6.11	$9.64	3,234,118	$9.73

The following table summarizes restricted stock activity for the years ended December 31:

	2007	2006	2005

Shares
Unvested Restricted Stock Awards — beginning of year	1,164,748	1,103,800	610,000
Restricted stock awards	527,852	438,674	720,436
Restricted shares vested	(337,577)	(289,226)	(149,436)
Restricted shares cancelled	(119,148)	(88,500)	(77,200)

Unvested Restricted Stock Awards — end of year	1,235,875	1,164,748	1,103,800

Weighted Average Fair Value
Unvested Restricted Stock Awards — beginning of year	$8.56	$8.51	$9.42
Restricted stock awards	10.21	8.64	7.77
Restricted shares vested	8.97	8.55	8.36
Restricted shares cancelled	8.85	8.09	8.62
Unvested Restricted Stock Awards — end of year	$9.28	$8.56	$8.51

With the sale of MSG in January 2008, 146,010 shares of restricted stock for MSG employees will not vest.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

The following summarizes the ESPP activity during the years ended December 31, 2007:

	2007	2006	2005

Shares
Outstanding, beginning of year	—	—	—
Granted	86,977	74,550	69,636
Vested	(86,977)	(74,550)	(69,636)

Outstanding, end of year	—	—	—

Weighted Average Fair Value at Grant Date
Outstanding, beginning of year	$—	$—	$—
Granted	2.39	2.50	2.17
Vested	2.39	2.50	2.17

Outstanding, end of year	$—	$—	$—

Common Stock Reserved for Future Issuance

At December 31, 2007 the company had 6,519,015 shares of common stock that could potentially be issued under various stock-based compensation plans described in Note 12. A summary of the reserved shares of common stock for future issuance are as follows:

	December 31,
	2007	2006

1997 Stock Option Plan	5,163,346	5,728,627
2001 Stock Option Plan	599,844	600,344
Executive Plan	53,733	53,733
Employee Stock Purchase Plan	702,092	1,706,737

Total shares reserved	6,519,015	8,089,441

These amounts include the shares available for grant and the options outstanding.

Stock-Based Compensation Expense

The statements of operations include $4.1 million of stock compensation expense in continuing operations and $0.8 million in discontinued operations for the year ended December 31, 2007. The statements of operations include $3.7 million of stock compensation expense in continuing operations and $0.8 million in discontinued operations for the year ended December 31, 2006. The statements of operations include $3.7 million of stock compensation expense in continuing operations and $0.4 million in discontinued operations for the year ended December 31, 2005. The company recorded $0.4 million of tax benefits to additional paid in capital related to the exercise of stock options and vesting of restricted stock for the year ended December 31, 2006. The company did not book any tax benefits to additional paid in capital in 2007. See Footnote 9 related to income taxes. The company did not capitalize any stock compensation expense during the years ended December 31, 2007, 2006, and 2005, respectively.

The impact of adopting SFAS 123R on net income related to stock-based equity awards was $0.9 million and $.04 per basic and diluted share in the year ended December 31, 2007 and $1.1 million and $0.06 per basic and diluted share in the year ended December 31, 2006. This amount represents the stock compensation recorded for stock option and for the ESPP. In fiscal 2005 no compensation expense was recorded with respect to stock options granted as all options granted had an exercise price equal to the market value of the underlying common stock on the

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

date of grant. In addition, no compensation expense was recorded for purchases under our Employee Stock Purchase Plan in accordance with APB 25.

Restricted Stock

For the year ended December 31, 2007 the company recorded amortization of restricted stock of $2.7 million for continuing operations and $0.6 million for discontinued operations. For the year ended December 31, 2006, the company recorded amortization of restricted stock of $2.1 for continuing operations and $0.4 million for discontinued operations. As of December 31, 2007, the unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $9.0 million, net of estimated forfeitures to be recognized through 2011 over a weighted average period of 2.6 years.

Stock Bonuses

The bonuses for the company’s 2007 Short Term Bonus Incentive Plan will be paid in shares of the company’s common stock in the first quarter of 2008. The company recorded stock-based compensation expense of $0.5 million for the Short Term Bonus Incentive Plan for the year ended December 31, 2007 for continuing operations and $0.1 million for discontinued operations. The bonuses for the company’s 2006 Short Term Bonus Incentive Plan were paid in shares of the company’s common stock in the first quarter of 2007. The company recorded stock-based compensation expense of $0.5 million for the Short Term Bonus Incentive Plan for the year ended December 31, 2006 for continuing operations and $0.2 million for discontinued operations.

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

For the year ended December 31, 2007, total stock compensation expense, net of forfeitures was $0.8 million for continuing operations and $0.1 million for discontinued operations, For the year ended December 31, 2006, total stock compensation expense, net of forfeitures was $1.0 million for continuing operations and $0.2 million for discontinued operations. As of December 31, 2007, the unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $0.7 million, net of estimated forfeitures to be recognized through 2011 over a weighted average period of 1.4 years.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

The fair value of each unvested option was estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life. Because the company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate the existing models may not necessarily provide a reliable single measure of the fair value of the employee stock options. Based on the Black-Scholes option-pricing model, the weighted average estimated fair value of employee stock option grants was $2.93 for 2007, $3.00 for 2006, and $3.03 for 2005.

ESPP

Based on the 15% discount and the fair value of the option feature of this plan, this plan is considered compensatory under SFAS 123(R). Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. For the year ended December 31, 2007, the company recognized compensation expense of $139 for continuing operations and $55 for discontinued operations. For the year ended December 31, 2006, the company recognized compensation expense of $120 for continuing operations and $52 for discontinued operations. The weighted average estimated fair value of purchase rights under the ESPP was $2.39 and $2.50 for the years ended December 31, 2007 and 2006, respectively.

The company calculated the fair value of each option grant and employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following assumptions:

				Employee Stock
	Stock Options			Purchase Plan
	2007	2006	2005	2007	2006	2005

Dividend yield	None	None	None	None	None	None
Risk-free interest rate	4.7%	4.8%	3.6%	4.9%	4.7%	3.4%
Expected volatility	45%	48%	50%	44%	48%	37%
Expected life (in years)	2.5	2.4	2.9	0.5	0.5	0.5

The risk-free interest rate was based on the U.S. Treasury yields with remaining term that approximates the expected life of the options granted. The company used an expected dividend yield of 0% for all periods because the company has never paid any dividends. The company calculates the volatility based on a five-year historical period. Prior to fiscal 2006, the company used the actual forfeiture method allowed under SFAS No. 123, which assumed that all options vest and pro forma expense was adjusted when options were forfeited. In 2006, the company incorporated a forfeiture rate based on historical data in the expense calculation. The expected life used for options granted in 2006 and 2007 is based on historical data of employee exercise performance. Prior to fiscal 2006, the expected life was based on the average life of outstanding options.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

Total non-cash compensation is reflected in the statements of operations as follows:

	Years Ended December 31,
	2007	2006	2005

Cost of goods sold	$370	$331	$164
Research and development	454	388	268
Sales and marketing	650	761	789
General and administrative	2,620	2,272	2,450

Total continuing operations	4,094	3,752	3,671
Discontinued operations	794	750	380

Total	$4,888	$4,502	$4,051

Employee Withholding Taxes on Stock Awards

Effective January 1, 2006, for ease in administering the issuance of stock awards, the company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the withholding taxes. During the year ended December 31, 2007, the company paid $1.1 million for withholding taxes related to stock awards and during the year ended December 31, 2006, the company paid $1.4 million for withholding taxes related to stock awards.

13.	Stock Repurchases

In 2002 and 2003, the Board of Directors authorized the repurchase of up to 2,500,000 shares of the common stock. The company repurchased this amount from 2002 through 2007. In May 2007, the Board of Directors authorized the buyback of 500,000 additional shares of common stock and in December 2007, the Board of Directors authorized the buyback of another 3,000,000 shares of common stock. During 2007, the company repurchased 663,384 shares for approximately $5.5 million and during 2006 the company repurchased 227,100 shares for approximately $2.1 million. Since the inception of the stock repurchase program through December 31, 2007, the company has repurchased 2,977,384 shares of the outstanding common stock for approximately $24.2 million.

The following table is a history of the share repurchases by year for the year ended December 31:

Fiscal Year	Shares	Amount

2002	775,800	$5,282
2003	762,800	6,224
2004	461,400	4,310
2005	86,900	759
2006	227,100	2,134
2007	663,384	5,504

	2,977,384	$24,213

14.	Industry Segment, Customer and Geographic Information

The company’s continuing operations consist of two business segments. They are BTG and Licensing. In January 2008, the company sold MSG to Smith Micro Software Inc. The segment information for the years ended 2007, 2006, and 2005 have been restated to reflect the company’s current segment reporting structure as MSG was reported as a separate segment in the Form 10-K for the years ended December 31, 2006 and 2005, respectively.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

PCTEL’s chief operating decision maker (CEO) uses only the below measures in deciding how to allocate resources and assess performance among the segments.

The results of continuing operations by segment are as follows for the years ended December 31:

	BTG	Licensing	Total

2007
Revenue	$69,072	$816	$69,888
Gross Profit	$31,262	$799	$32,061
Operating Expenses	—	—	$36,005
Operating (Loss)	—	—	$(3,944)

	BTG	Licensing	Total

2006
Revenue	$68,088	$8,680	$76,768
Gross Profit	$28,181	$8,658	$36,839
Operating Expenses	—	—	$56,561
Operating (Loss)	—	—	$(19,722)

	BTG	Licensing	Total

2005
Revenue	$68,535	$2,289	$70,824
Gross Profit	$27,899	$2,207	$30,106
Operating Expenses	—	—	$35,814
Operating (Loss)	—	—	$(5,708)

The company’s revenue to customers outside of the United States, as a percent of total revenues, is as follows:

	Years Ended December 31,
	2007	2006	2005

Europe	24%	20%	14%
Canada	2%	3%	3%
Latin America	3%	—	2%
Asia Pacific	7%	7%	3%
Other	—	1%	1%

	36%	31%	23%

One customer has accounted for revenue greater than 10% during the two previous fiscal years as follows:

	Years Ended December 31,
Customer	2007	2006	2005

TESSCO	9%	10%	12%

TESSCO, a distributor of wireless products, is a customer of the Broadband Technology Group.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

The long-lived assets by geographic region as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006

United States	$40,438	$33,641
All Other	136	3,303

	$40,574	$36,944

The decrease in the long-lived assets outside the U.S. relates to the exit from the UMTS business and related impact to the company’s operations in Ireland and the United Kingdom.

15.	Benefit Plans

401(k) Plan

The 401(k) plan covers all of the U.S. employees beginning the first of the month following the month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k). The company made $0.7 million and $0.6 million in total employer contributions to the 401(k) plan for the year ended December 31, 2007 and December 31, 2006, respectively. The company made $0.5 million in employer contributions to the 401(k) plan for the years ended December 31, 2007 and December 31, 2006, respectively for the continuing operations and $0.2 million and $0.1 million in contribution for discontinued operations for the years ended December 31, 2007 and 2006, respectively.

Post-retirement Health Insurance

Effective July 2003, the company started a plan to cover post-retirement health insurance for Martin H. Singer, Chairman of the Board and Chief Executive Officer. Based on an actuarial valuation in accordance with FAS 106, the company’s accumulated post retirement benefit obligation for this plan was $141 at December 31, 2005. On January 6, 2006, upon authorization of the Compensation Committee of the Board of Directors, the company and Martin H. Singer, entered into an amended and restated employment agreement which eliminated the post-retirement healthcare benefits for Mr. Singer and his family that were previously included in his original employment agreement. Mr. Singer requested the elimination of these benefits for reasons related to future corporate expense, the company’s commitment to defined contribution plans rather than defined benefit plans, and parity of benefits with other executives of the company. The company reversed the liability of $141 in the quarter ended March 31, 2006.

Defined Contribution Pension Plan

The UK employees have personal pension plans and the company contributes the statutory requirements to these defined contribution plans. The company made contributions of $45 for the year ended December 31, 2007 and $27 for the year months ended December 31, 2006 which were in included in continuing operations.

Executive Deferred Compensation Plan

The company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, our executives may defer up to 50% of salary and 100% of cash bonuses with a minimum of $1,500. In addition, the company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides our executives with quarterly statements showing relevant contribution and investment data. Upon termination of

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

employment, death, disability or retirement, the executive will receive the value of his account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. At the December 31, 2007, the deferred compensation obligation of $1.1 million was included in Other Long-Term Accrued Liabilities. The company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Assets.

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

The effect on operations of the pension plan for the year ended December 31, 2006 and the six months ended December 31, 2005, respectively was as follows:

	2006	2005

Expected return on plan assets	$133	$(86)
Service cost for benefits earned	150	96
Interest cost on benefit obligation	(112)	119

Net periodic pension costs	$171	$129

Excluding the payments related to the termination of the Plan, the company made pension contributions of $183 during the year ended December 31, 2006 and $62 during the six months ended December 31, 2005. Since the Plan has been terminated, no other payments are required and no cost other costs will be incurred.

The following actuarial rate assumptions used in determining the net periodic pension costs recognized in income during 2005:

Discount rate	4.25%
Expected rate of return on plan assets	6.50%
Average compensation inflation	4.00%

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

The weighted average actuarial rate assumptions used in determining the benefit obligation at December 31, 2005 were as follows:

Discount rate	4.25%
Expected rate of return on plan assets	4.00%
Average compensation inflation	2.25%

The company’s pension plan weighted-average asset allocation at fiscal year end 2005 was as follows:

	December 31	Target
	2005	Allocation

Equity securities	78.2%	50% − 80%
Debt securities	12.2%	10% − 25%
Property	4.9%	0 − 10%
Cash	4.7%	0 − 10%

16.	Quarterly Data (Unaudited)

	Quarters Ended,
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007

Revenues	$16,615	$16,500	$17,626	$19,147
Gross profit	7,429	7,342	7,873	9,417
Income (loss) from operations	(1,777)	(3,402)	(243)	1,478
Income (loss) before provision for income taxes	(824)	(2,555)	577	1,689

Net income (loss) from continuing operations	(726)	(3,231)	543	9,527

Net income (loss) from discontinued operations	(33)	24	98	(171)

Net income (loss)	$(759)	$(3,207)	$641	$9,356

Basic income (loss) per share:
Net income (loss) from continuing operations	$(0.03)	$(0.15)	$0.03	$0.46
Net income (loss) from discontinued operations	$—	$—	$—	$—
Net income (loss)	$(0.04)	$(0.15)	$0.03	$0.45
Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$(0.03)	$(0.15)	$0.03	$0.46
Net income (loss) from discontinued operations	$—	$—	$—	$—
Net income (loss)	$(0.04)	$(0.15)	$0.03	$0.45
Shares used in computing basic loss per share	21,029	21,092	20,823	20,670
Shares used in computing diluted loss per share	21,029	21,092	20,970	20,802

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2007

	Quarters Ended,
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006

Revenues	$16,449	$24,090	$18,119	$18,110
Gross profit	6,621	14,403	7,516	8,299
Income (loss) from operations	(3,035)	6,583	(22,797)	(473)
Income (loss) before provision for income taxes	(2,414)	7,330	(21,807)	472

Net income (loss) from continuing operations	(2,318)	5,935	(21,046)	6,381

Net income (loss) from discontinued operations	121	391	299	218

Net income (loss)	$(2,197)	$6,326	$(20,747)	$6,599

Basic income (loss) per share:
Net income (loss) from continuing operations	$(0.11)	$0.28	$(1.01)	$0.30
Net income (loss) from discontinued operations	$0.01	$0.02	$0.01	$0.01
Net income (loss)	$(0.11)	$0.30	$(0.99)	$0.31
Diluted earnings (loss) per share :
Net income (loss) from continuing operations	$(0.11)	$0.27	$(1.01)	$0.29
Net income (loss) from discontinued operations	$0.01	$0.02	$0.01	$0.01
Net income (loss)	$(0.11)	$0.29	$(0.99)	$0.30
Shares used in computing basic loss per share	20,645	20,837	20,941	20,976
Shares used in computing diluted loss per share	20,645	21,586	20,941	21,637

In the quarter ended December 31, 2007 the company reversed valuation allowances for $7.9 million. In the quarter ended December 31, 2006 the company reversed a tax accrual for $5.2 million related to the modem business. See Note 9 related to Income Taxes.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A:	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded at a reasonable assurance level that our disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports that we file or submit under Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

The management of PCTEL has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment of internal controls over financial reporting, management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Grant Thornton, LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements. Grant Thornton’s attestation on the Company’s internal control over financial reporting is included herein.

(c)	Changes in Internal Control Over Financial Reporting

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

The information regarding executive and director compensation in response to this item is included in PCTEL’s proxy statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference herein. Information included under the caption “Compensation Committee Report” in PCTEL’s proxy statement for the 2008 Annual Meeting of Stockholders is incorporated by reference herein; however, this information shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or the liabilities of Section 18 of the Securities Exchange Act of 1934.

Certain information required by this item concerning the company’s executive officers is set forth in Item 4 of this Report in the section captioned “Executive Officers of the Registrant”.

Item 11:	Executive Compensation

The information regarding security ownership is included under the caption “Ownership of PCTEL Common Stock” in PCTEL’s proxy statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference herein.

The information regarding securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in PCTEL’s proxy statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership is included under the caption “Ownership of PCTEL Common Stock” in PCTEL’s proxy statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference herein.

The information regarding securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in PCTEL’s proxy statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13:	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” contained in PCTEL’s proxy statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 14:	Principal Accountant Fees and Services

The information regarding principal accountant fees and services is under the caption “Independent Public Accountants” in PCTEL’s proxy statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
PCTEL, Inc.:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of PCTEL, Inc. and Subsidiaries referred to in our report dated March 21, 2008, which is included in Item 15 of this form. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), Schedule 11, which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  GRANT THORNTON LLP

Chicago, Illinois
March 21, 2008

PART IV

Item 15:	Exhibit and Financial Statement Schedules

(a) (1) Financial Statements

The Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K on pages 33 to 71.

(a)	(2) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report under “Schedule II” immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2007.

All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

PCTEL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Addition	End of
	of Year	Expenses	(Deductions)	Year

Year Ended December 31, 2005:
Allowance for doubtful accounts	$456	268	(406)	$318
Inventory reserves	$412	627	(174)	$865
Warranty reserves	$40	177	(71)	$146
Deferred tax asset valuation allowance	$11,865	1,501	448	$13,814
Year Ended December 31, 2006:
Allowance for doubtful accounts	$318	119	(104)	$333
Inventory reserves	$865	1,960	(1,942)	$883
Warranty reserves	$146	182	(144)	$184
Deferred tax asset valuation allowance	$13,814	4,903	145	$18,862
Year Ended December 31, 2007:
Allowance for doubtful accounts	$333	109	(215)	$227
Inventory reserves	$883	786	(731)	$938
Warranty reserves	$184	86	(76)	$194
Deferred tax asset valuation allowance	$18,862	(7,871)	(35)	$10,956

(a)	(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Item
Number	Description	Reference

2.1	Asset Purchase Agreement dated March 12, 2003, by and among PCTEL, Inc., PCTEL Maryland, Inc., DTI Holding, Inc, and Dynamic Telecommunications, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K dated March 12, 2003.
2.2	Registration Rights Agreement dated March 12, 2003, by and between PCTEL, Inc. and Dynamic Telecommunications, Inc.	Incorporated by reference to the exhibit 2.6 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item
Number		Description	Reference

2.4		Asset Purchase Agreement dated October 27, 2004, by and among PCTEL, Inc., MAXRAD, Inc. and ANDREW CORPORATION	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
2.5		Share Acquisition Agreement dated as of July 4, 2005, among PCTEL, Inc., Sigma Wireless Technologies Limited, and other parties, with exhibits	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K filed July 8, 2005.
2.6		Asset Purchase Agreement, dated December 10, 2007, by and between Smith Micro Software, Inc. and PCTEL, Inc. Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Section 6.01(b)(2) of Regulation S-	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K dated December 12, 2007.
2.7		Asset Purchase Agreement dated March 14, 2008, by and among PCTEL, Inc., and Bluewave Antenna Systems, Ltd.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K dated March 14, 2008.
3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).
3	.1.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).
3.3		Amended and Restated Bylaws of the Registrant	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.1		Specimen common stock certificate	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).
10.1		Form of Indemnification Agreement between PCTEL and each of directors and officers	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).
10.2		1995 Stock option Plan and form of agreements thereunder	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).
10.4		1998 Stock option Plan and form of agreements thereunder	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).
10.5		1998 Employee Stock Purchase Plan and form of agreements thereunder	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).

Item
Number		Description	Reference

10.18		Form of Management Retention Agreement for PCTEL Inc.’s Vice Presidents	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10.23		2001 Nonstatutory Stock Option Plan and form of agreements thereunder	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on October 3, 2001 (Registration Statement No. 333-70886).
10.25		Employment Agreement between Jeffrey A. Miller and the Registrant, dated November 7, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.25.1	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Jeff Miller	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.26		Employment Agreement between John Schoen and the Registrant, dated November 12, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.26.1	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and John Schoen	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.32		Stock Option Agreement of Jeffrey A. Miller, dated November 15, 2001	Incorporated by reference to exhibit number 10.1 filed with the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (Registration Statement No. 333-75204).
10.33		Stock Option Agreement of John Schoen, dated November 15, 2001	Incorporated by reference to exhibit number 10.2 filed with the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (Registration Statement No. 333-75204).
10.35		Lease agreement dated July 30, 2002 between PCTEL, Inc. and ASP Wheelie, L.L.C. for an office building located at O’Hare Plaza, 8725 West Higgins Road, Chicago, IL	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.36		Lease agreement between PCTEL, Inc. and Adaptec, Inc. dated November 5, 2002, for an office building located at 631 Milipitas Boulevar, Milipitas, CA 95035	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.37		Executive Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.38		Executive Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.39		Board of Directors Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Item
Number		Description	Reference

10.40		Board of Directors Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.42		Lease agreement dated September 19, 1998 between Dynamic Telecommunications, Inc. and Wisteria Office Park Limited Liability Company, 12810, Wisteria Drive, Germantown, MD 20874	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.44		Purchase and Sale Agreement dated November 1, 2004, between PCTEL, Inc. and Evergreen Brighton, L.L.C.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.45		Letter agreement dated May 4, 2005 with Martin H. Singer relating to Dr. Singer’s employment agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.48		Purchase Agreement dated April 8, 2005 between PCTEL Antenna Products Group, a wholly owned subsidiary of PCTEL, Inc. and Quintessence Publishing Company, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.49		Letter Agreement dated April 18, 2005 between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on August 23, 2005
10.50		Lease Agreement dated September 16, 2005 between PCTEL Maryland, Inc. and First Campus Limited Partnership	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
10.51		1997 Stock Plan dated May 13, 2004 and accompanying forms of agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
10.52		Amdended and Restated Employment Agreement, dated as of January 6, 2006, by and between PCTEL, Inc. and Martin H. Singer	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on January 10, 2006.
10.53		Amended and Restated Retention Agreement, dated as of January 6, 2006, by and between PCTEL, Inc. and Martin H. Singer	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on January 10, 2006.
10.54		1997 Stock Plan (as amended and restated March 16, 2006)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 9, 2006.
10	.54-1	Forms of agreement under 1997 Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.55		Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.56		Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Steve Deppe	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

Item
Number	Description	Reference

10.57	Amendment to lease agreement between PCTEL, Inc. and O’Hare Plaza I LLC dated October 1, 2006.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.58	Employment Agreement between Martin H. Singer and the Registrant, dated April 20, 2007	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on April 26, 2007.
10.59	1998 Employee Stock Purchase Plan	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 20, 2007.
10.60	Executive Compensation Plan	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 20, 2007.
10.61	Employment Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10.62	Management Retention Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10.63	Form of Performance Share Agreement	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10.64	Form of Amended and Restated Management Retention Agreement	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on October 9, 2007.
10.65	Offer Letter dated May 16, 2007 with Robert Suastegui relating to Mr. Suastegui’s employment	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
21.1	List of significant subsidiaries	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
23.2	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Setion 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

PCTEL, Inc.
A Delaware Corporation
(Registrant)

/s/ Martin H. Singer
Martin H. Singer
Chairman of the Board and
Chief Executive Officer

Dated: March 21, 2008

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

Signature	Title	Date

/s/ Martin H. Singer (Martin H. Singer)	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	March 21, 2008

/s/ John Schoen (John Schoen)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2008

/s/ Richard C. Alberding (Richard C. Alberding)	Director	March 21, 2008

/s/ Brian J. Jackman (Brian J. Jackman)	Director	March 21, 2008

/s/ Steven D. Levy (Steven D. Levy)	Director	March 21, 2008

/s/ Giacomo Marini (Giacomo Marini)	Director	March 21, 2008

Signature	Title	Date

/s/ John Sheehan (John Sheehan)	Director	March 21, 2008

/s/ Carl A. Thomsen (Carl A. Thomsen)	Director	March 21, 2008

Exhibit Index

Exhibit No.		Description	Reference

2.1		Asset Purchase Agreement dated March 12, 2003, by and among PCTEL, Inc., PCTEL Maryland, Inc., DTI Holding, Inc, and Dynamic Telecommunications, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K dated March 12, 2003.
2.2		Registration Rights Agreement dated March 12, 2003, by and between PCTEL, Inc. and Dynamic Telecommunications, Inc.	Incorporated by reference to the exhibit 2.6 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
2.4		Asset Purchase Agreement dated October 27, 2004, by and among PCTEL, Inc., MAXRAD, Inc. and ANDREW CORPORATION	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
2.5		Share Acquisition Agreement dated as of July 4, 2005, among PCTEL, Inc., Sigma Wireless Technologies Limited, and other parties, with exhibits	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K filed July 8, 2005.
2.6		Asset Purchase Agreement, dated December 10, 2007, by and between Smith Micro Software, Inc. and PCTEL, Inc. Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Section 6.01(b)(2) of Regulation S-	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K dated December 12, 2007.
2.7		Asset Purchase Agreement dated March 14, 2008, by and among PCTEL, Inc., and Bluewave Antenna Systems, Ltd.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K dated March 14, 2008.
3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).
3	.1.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).
3.3		Amended and Restated Bylaws of the Registrant	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.1		Specimen common stock certificate	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).
10	.1+	Form of Indemnification Agreement between PCTEL and each of directors and officers	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).
10.2		1995 Stock option Plan and form of agreements thereunder	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).
10.4		1998 Stock option Plan and form of agreements thereunder	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).

Exhibit No.		Description	Reference

10	.5+	1998 Employee Stock Purchase Plan and form of agreements thereunder	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).
10	.18+	Form of Management Retention Agreement for PCTEL Inc.’s Vice Presidents	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.23+	2001 Nonstatutory Stock Option Plan and form of agreements thereunder	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on October 3, 2001 (Registration Statement No. 333-70886).
10	.25+	Employment Agreement between Jeffrey A. Miller and the Registrant, dated November 7, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.25.1+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Jeff Miller	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.26+	Employment Agreement between John Schoen and the Registrant, dated November 12, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.26.1+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and John Schoen	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.32+	Stock Option Agreement of Jeffrey A. Miller, dated November 15, 2001	Incorporated by reference to exhibit number 10.1 filed with the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (Registration Statement No. 333-75204).
10	.33+	Stock Option Agreement of John Schoen, dated November 15, 2001	Incorporated by reference to exhibit number 10.2 filed with the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (Registration Statement No. 333-75204).
10.35		Lease agreement dated July 30, 2002 between PCTEL, Inc. and ASP Wheelie, L.L.C. for an office building located at O’Hare Plaza, 8725 West Higgins Road, Chicago, IL	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.36		Lease agreement between PCTEL, Inc. and Adaptec, Inc. dated November 5, 2002, for an office building located at 631 Milipitas Boulevar, Milipitas, CA 95035	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10	.37+	Executive Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10	.38+	Executive Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Exhibit No.		Description	Reference

10	.39+	Board of Directors Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10	.40+	Board of Directors Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.42		Lease agreement dated September 19, 1998 between Dynamic Telecommunications, Inc. and Wisteria Office Park Limited Liability Company, 12810, Wisteria Drive, Germantown, MD 20874	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.44		Purchase and Sale Agreement dated November 1, 2004, between PCTEL, Inc. and Evergreen Brighton, L.L.C.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.45		Letter agreement dated May 4, 2005 with Martin H. Singer relating to Dr. Singer’s employment agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.48		Purchase Agreement dated April 8, 2005 between PCTEL Antenna Products Group, a wholly owned subsidiary of PCTEL, Inc. and Quintessence Publishing Company, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10	.49+	Letter Agreement dated April 18, 2005 between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on August 23, 2005
10.50		Lease Agreement dated September 16, 2005 between PCTEL Maryland, Inc. and First Campus Limited Partnership	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
10	.51+	1997 Stock Plan dated May 13, 2004 and accompanying forms of agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
10.52		Amdended and Restated Employment Agreement, dated as of January 6, 2006, by and between PCTEL, Inc. and Martin H. Singer	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on January 10, 2006.
10.53		Amended and Restated Retention Agreement, dated as of January 6, 2006, by and between PCTEL, Inc. and Martin H. Singer	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on January 10, 2006.
10	.54+	1997 Stock Plan (as amended and restated March 16, 2006)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 9, 2006.
10	.54-1+	Forms of agreement under 1997 Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Exhibit No.		Description	Reference

10	.55+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.56+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Steve Deppe	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.57		Amendment to lease agreement between PCTEL, Inc. and O’Hare Plaza I LLC dated October 1, 2006.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10	.58+	Employment Agreement between Martin H. Singer and the Registrant, dated April 20, 2007	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on April 26, 2007.
10	.59+	1998 Employee Stock Purchase Plan	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 20, 2007.
10	.60+	Executive Compensation Plan	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 20, 2007.
10	.61+	Employment Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10	.62+	Management Retention Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10	.63+	Form of Performance Share Agreement	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10	.64+	Form of Amended and Restated Management Retention Agreement	Incorporate by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on October 9, 2007.
10	.65+	Offer Letter dated May 16, 2007 with Robert Suastegui relating to Mr. Suastegui’s employment	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
21.1		List of significant subsidiaries	Filed herewith
23.1		Consent of Grant Thornton LLP	Filed herewith
23.2		Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit No.	Description	Reference

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Setion 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

+	Management contract or compensatory plan or arrangement required to be filed as exhibit pursuant to Item 15(b) of Form 10-K.