Form 10-Q
period 2008-03-31
PC TEL INC
filed 2008-05-09
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-27115
PCTEL, Inc.
(Exact Name of Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0364943 (I.R.S. Employer Identification Number)

471 Brighton Drive,	60108
Bloomingdale, IL	(Zip Code)
(Address of Principal Executive Office)
(630) 372-6800
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	20,865,495 as of May 1, 2008

PCTEL, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2008

PCTEL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited, in thousands except per share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,047	$26,632
Short-term investment securities	9,931	38,943
Accounts receivable, net of allowance for doubtful accounts of $211 and $227, respectively	12,751	16,082
Inventories, net	9,566	9,867
Deferred tax assets, net	1,591	1,591
Prepaid expenses and other assets	1,893	1,800

Total current assets	128,779	94,915
PROPERTY AND EQUIPMENT, net	12,220	12,136
LONG-TERM INVESTMENT SECURITIES	15,432	—
GOODWILL	17,304	16,770
OTHER INTANGIBLE ASSETS, net	7,186	4,366
DEFERRED TAX ASSETS, net	4,863	4,863
OTHER ASSETS	906	1,022
ASSETS OF DISCONTINUED OPERATIONS	—	1,807

TOTAL ASSETS	$186,690	$135,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,490	$956
Accrued liabilities	4,736	8,395
Short term debt	111	107
Income tax liabilities	22,810	8

Total current liabilities	29,147	9,466
LONG-TERM LIABILITIES	1,050	1,192
LIABILITIES OF DISCONTINUED OPERATIONS	—	654

Total liabilities	30,197	11,312

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,950,555 and 21,916,902 shares issues and outstanding at March 31, 2008 and December 31, 2007 respectively	21	22
Additional paid-in capital	159,816	165,108
Accumulated deficit	(3,472)	(40,640)
Accumulated other comprehensive income	128	77

Total stockholders’ equity	156,493	124,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$186,690	$135,879

     The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share information)

	Three Months Ended
	March 31,
	2008	2007
CONTINUING OPERATIONS
REVENUES	$18,300	$16,617
COST OF REVENUES	9,534	9,188

GROSS PROFIT	8,766	7,429

OPERATING EXPENSES:
Research and development	2,186	2,579
Sales and marketing	2,763	2,738
General and administrative	2,772	3,443
Amortization of other intangible assets	440	695
Restructuring charges	377	—
Gain on sale of assets and related royalties	(200)	(250)

Total operating expenses	8,338	9,205

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	428	(1,776)
OTHER INCOME, NET	784	953

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	1,212	(823)
PROVISION (BENEFIT) FOR INCOME TAXES	737	(98)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	475	(725)

DISCONTINUED OPERATIONS
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS,	36,693	(33)
NET OF TAX PROVISION (BENEFIT) OF $23,311 and ($75)

NET INCOME (LOSS)	$37,168	$(758)

Basic Earnings per Share:
Income (Loss) from Continuing Operations	$0.02	$(0.03)
Income (Loss) Discontinued Operations	$1.80	$0.00
Net Income (Loss)	$1.82	$(0.04)

Diluted Earnings per Share:
Income (Loss) from Continuing Operations	$0.02	$(0.03)
Income (Loss) Discontinued Operations	$1.80	$0.00
Net Income (Loss)	$1.82	$(0.04)

Weighted average shares — Basic	20,426	21,029
Weighted average shares — Diluted	20,426	21,029
The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Operating Activities:
Net Income (Loss)	$37,168	$(758)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(36,693)	33
Depreciation and amortization	887	1,108
Amortization of stock based compensation	1,148	1,149
Loss from short-term investments	475	—
Gain on sale of assets and related royalties	(200)	(250)
Gain (loss) on disposal/sale of property and equipment	(2)	9
Restructuring costs	(855)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,341	(3,733)
Inventories	308	(1,245)
Prepaid expenses and other assets	21	(103)
Accounts payable	526	1,571
Payment of withholding tax on stock based compensation	(697)	(778)
Income taxes payable	(507)	(54)
Other accrued liabilities	(2,953)	(1,532)
Deferred revenue	4	(186)

Net cash provided by (used in) operating activities	1,971	(4,769)

Investing Activities:
Capital expenditures	(429)	(698)
Proceeds from disposal of property and equipment	5	—
Purchase of short-term investment	—	(19,977)
Redemptions of short-term investments	13,105	11,623
Proceeds on sale of assets and related royalties	200	250
Purchase of assets/businesses	(3,900)	—

Net cash provided by (used in) investing activities	8,981	(8,802)

Financing Activities:
Proceeds from issuance of common stock	423	700
Payments for repurchase of common stock	(7,592)	—
Tax benefit from stock option exercises	1,238	—
Proceeds from short-term borrowings	—	202

Net cash (used in) provided by financing activities	(5,931)	902

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(145)	1,562
Net cash provided by (used in) investing activities	61,488	(267)
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	66,364	(11,374)
Effect of exchange rate changes on cash	51	(12)
Cash and cash equivalents, beginning of year	26,632	59,148

Cash and Cash Equivalents, End of Period	$93,047	$47,762

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2007.
Nature of Operations
During the three months ended March 31, 2008, the company operated in two business segments: the Broadband Technology Group (“BTG”) and Licensing. In 2007, the company operated in a third business segment, the Mobility Solution Group (“MSG”). On January 4, 2008, the company completed the sale of the Mobility Solutions Group to Smith Micro, Inc. At December 31, 2007, the applicable assets and liabilities of MSG were recorded as held for sale. The company recorded the gain on sale and operating results of MSG as discontinued operations for the three months ended March 31, 2008. As required by GAAP, the consolidated financial statements separately reflect the MSG operations as discontinued operations for all periods presented.
Basis of Consolidation and Foreign Currency Translation
The company uses the United States dollar as the functional currency for the financial statements. The company uses the local currency as the functional currency for its subsidiaries in China (Yuan), Ireland (Euro), United Kingdom (Pounds Sterling), Malaysia (Ringgit), and India (Rupee). Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. All gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. Net foreign exchange gains resulting from foreign currency transactions included in other income, net were $166 and $26 for the three months ended March 31, 2008 and March 31, 2007, respectively.
Reclassifications
Certain previously reported amounts have been reclassified to conform to the current year’s presentation of continuing and discontinued operations.
Recent Accounting Pronouncements
In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 Share-Based Payment (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The adoption of this pronouncement did not have a material impact on the consolidated financial statements.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. The company is currently evaluating the impact of adopting FAS 141R on the consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.
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
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. The company adopted this statement effective January 1, 2008. The adoption of SFAS 159 did not have a material impact on the consolidated financial statements.
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The company adopted this statement effective January 1, 2008. The adoption of FAS 157 did not have a material impact on the consolidated financial statements.
Effective January 2007, the company adopted provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). See Note 14 on Income Taxes for discussion of FIN 48.
2. Cash and Cash Equivalents and Investments
At March 31, 2008, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At March 31, 2008 and December 31, 2007, the company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The company restricts its investments in money market funds to those invested 100% in either short term U.S. Treasury securities, U.S. Government Agency securities, or bank repurchase agreements collateralized by the these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).
At March 31, 2008, the company owns shares with a recorded value of approximately $25.4 million in a Bank of America affiliated fund, the Columbia Strategic Cash Portfolio (“CSCP”). The CSCP is an enhanced cash money market fund that has been negatively impacted by the recent turmoil in the credit markets. This investment is classified as available for sale and is carried at fair value. In December 2007, the CSCP was closed to new subscriptions and redemptions, and changed its method of valuing shares from the amortized cost method to the market value of the underlying securities of the fund. The CSCP’s manager is in the process of liquidating the fund and returning cash to the shareholders. During the quarter ended March 31, 2008, the company received approximately $13.1 million in share liquidation payments and incurred an unrealized loss of $0.5 million in net asset value from the CSCP marking the underlying assets of the fund to market. The loss in net asset value was recorded in the company’s income statement as a reduction of “Other Income, Net”.
The CSCP fund manager reports the CSCP fund share net asset value to shareholders on a daily basis, a report of the CSCP underlying securities holdings on a monthly basis, and a report of the liquidation status on a monthly basis. The CSCP fund shares are not tradable. In order to determine the fund’s net asset value, the CSCP fund manager utilizes a combination of unadjusted quoted prices in active markets for identical assets (Level 1 inputs), unadjusted quoted prices for identical or similar assets in both active and inactive markets (Level 2 inputs), and unobservable inputs for distressed assets (Level 3 inputs). They do not disclose the amount of net asset value attributable to each level. The net asset value per fund share provided by the CSCP fund manager is used by management as the basis for its determination of fair value of the CSCP fund shares. The company classifies that input in its entirety at the lowest level of the inputs used by the CSCP fund manager (Level 3). The company’s pro-rata share of the underlying assets of the $25.4 million investment in the fund at March 31, 2008 is approximately $1.8 million of cash and accrued interest, $5.9 million of corporate financial institution debt, and $17.7 million of asset backed securities primarily in the areas of residential mortgages, credit card debt, and auto loans. At March 31, 2008, approximately 95% of the CSCP holdings were in cash, accrued interest and securities with an S&P rating of A or better. Five percent of the fund’s holdings are comprised of securities with S&P ratings of BBB or lower, or were not rated.
At December 31, 2007, the company classified its entire investment in CSCP shares as short term investments in securities, based on an estimate that the liquidation would be substantially complete within 12 months, and reinforced by progress seen in the liquidation during the first quarter 2008, prior to the issuance of the company’s financial statements for the year then ended. At the end of March 2008, the CSCP fund manager informed shareholders that further liquidation of the underlying assets beyond that which would result from the weighted average lives of the underlying securities is dependent upon the commercial paper market returning to historical levels of liquidity. Based on the continued illiquidity of the commercial paper market, management believes that the most accurate estimate of the CSCP liquidation schedule is found in the weighted average lives of the CSCP fund’s underlying securities, adjusted for an allowance for the historical accuracy of the weighted average lives. Based on that methodology, the company classified $9.9 million of the CSCP investment as short-term investment securities and $15.4 million as long-term investment securities at March 31, 2008. The weighted average lives of the CSCP fund’s underlying assets indicates the liquidation will be substantially completed by the end of 2010.
Cash equivalents and investments consist of the following:

	March 31,	December 31,
	2008	2007
Cash and Cash Equivalents	$93,047	$26,632

Available for Sale Securities:
Short-term	9,931	38,943
Long-Term	15,432	—

Total	$118,410	$65,575

The fair value measurements of the financial assets at March 31, 2008 were as follows:

	Quoted at Prices	Signficant Other
	in Active Markets	Unobservable
	for Identical Assets	Inputs
	(Level 1)	(Level 3)	Total
Cash and Cash Equivalents	$93,047	$—	$93,047

Available for Sale Securities:
Short-term	—	9,931	9,931
Long-Term	—	15,432	15,432

Total	$93,047	$25,363	$118,410

The activity related to the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows for the three months ended March 31, 2008:

	Short-Term	Long-Term	Total
	Investment	Investment	Investment
	Securities	Securities	Securities
Balance at December 31, 2007	$38,943	$—	$38,943
Redemptions	(13,105)	—	(13,105)
Unrealized losses	(475)	—	(475)
Reclassification	(15,432)	15,432	—

Balance at March 31, 2008	$9,931	$15,432	$25,363

3. Inventories
Inventories as of March 31, 2008 and December 31, 2007 were composed of raw materials, sub assemblies, finished goods and work-in-process. Sub assemblies are included within raw materials. As of March 31, 2008 and December 31, 2007, the allowance for inventory losses was $1.3 million and $0.9 million, respectively.

	March 31,	December 31,
	2008	2007
Raw materials	$7,976	$8,328
Work in process	515	527
Finished goods	2,367	1,950
Excess & obsolescence reserves	(1,292)	(938)

Inventories, net	$9,566	$9,867

4. Property and Equipment
Property and equipment consists of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Building	$6,144	$6,050
Land	1,770	1,770
Computer and office equipment	3,509	3,412
Manufacturing Equipment	4,986	4,818
Furniture and fixtures	1,149	1,037
Leasehold improvements	165	119
Motor Vehicles	27	27

Total property and equipment	17,750	17,233
Less: Accumulated depreciation and amortization	(5,530)	(5,097)

Property and equipment, net	$12,220	$12,136

5. Accrued Liabilities
Accrued liabilities consist of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Accrued inventory receipts	$1,380	$2,631
Restructuring liability	383	1,239
Accrued payroll, bonuses, and other employee benefits	538	1,235
Accrued paid time off	708	927
Accrued employee stock purchase plan	62	265
Other accrued liabilities	1,665	2,098

Total	$4,736	$8,395

6. Disposal of Mobility Solutions Group
On January 4, 2008, the company completed the sale of its MSG to Smith Micro Software, Inc. (“Smith Micro”) in accordance with an Asset Purchase Agreement (the “Asset Purchase Agreement”) entered into between the two companies and publicly announced on December 10, 2007. Under the terms of the Asset Purchase Agreement, Smith Micro purchased substantially all of the assets of the Mobility Solutions Group for total consideration of $59.7 million in cash. In the transaction, PCTEL retained the accounts receivable, non customer-related accrued expenses and accounts payable of the division. Substantially all of the employees of MSG continued as employees of Smith Micro in connection with the completion of the acquisition.
The results of operations of MSG have been classified as discontinued operations for the three months ended March 31, 2008 and 2007. The assets and liabilities that were sold with MSG are classified as assets and liabilities held for sale in the balance sheet at

December 31, 2007. The company recognized a gain on sale before tax of $60.3 million in the three months ended March 31, 2008.
Summary results of operations for the discontinued operations included in the consolidated statement of operations for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
	2008	2007
Revenues	$122	$2,335
Operating costs and expenses	381	2,443
Restructuring expenses	73	—
Gain on disposal	(60,336)	—

Income (loss) from discontinued operations, before taxes	60,004	(108)
Provision (benefit) for income tax	23,311	(75)

Income (loss) from discontinued operations, net of tax	$36,693	$(33)

Income (loss) from discontinued operations per common share:
Basic	$1.80	$(0.00)
Diluted	$1.80	$(0.00)

Shares used in computing basic earnings (loss) per share	20,426	21,029
Shares used in computing diluted earnings (loss) per share	20,426	21,029
Assets and liabilities classified as discontinued operations held for sale on the consolidated balance sheets as of March 31, 2008 and December 31, 2007 include the following:

	March 31,	December 31,
	2008	2007
Prepaid expenses	$—	$53

Fixed assets	—	807
Goodwill	—	871
Other assets	—	76

Total assets	$—	$1,807

Deferred rent — current	$—	$49
Deferred revenue	—	378

Total current liabilities	—	427

Deferred rent — long-term		227

Total liabilities	$—	$654

7. Acquisition of Bluewave
On March 14, 2008 the company entered into and closed an Asset Purchase Agreement (“APA”) with Bluewave Antenna Systems, Ltd. (“Bluewave”), a privately owned Canadian company. Under terms of the APA, the company purchased, on a debt free basis, all of the intellectual property, selected manufacturing fixed assets, and all customer relationships related to Bluewave’s antenna product lines. The total consideration was $3.9 million in cash. The only liability PCTEL assumed was for product warranty, which has been historically immaterial. The Bluewave antenna product line augments the company’s Land Mobile Radio (“LMR”). Nearly all of Bluewave’s current revenue is from North America, with 25 percent coming from Canadian customers.

The parties also concurrently entered into a Transition Services Agreement (“TSA”). The TSA provides for Bluewave to supply antenna inventory to the company for up to 75 days while the company ramps up its own contract manufacturing and final assembly capacity in its Bloomingdale, Illinois factory. The revenues and expenses for Bluewave are included in the company’s financial results for the three months ended March 31, 2008 from the acquisition date forward.
The purchase price of $3.9 million for Bluewave was allocated $3.3 million to intangible assets and $0.1 million to fixed assets. The $0.5 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The intangible assets have a weighted average amortization period of 6 years.
The following is the allocation of the purchase price for Bluewave:

Fixed Assets:
Computer software	$46
Tooling	60

Total	106

Intangible Assets:
Core technology	290
Customer relationships	2,850
Trade name	160
Backlog	8
Goodwill	486

Total	3,794

Total Assets Acquired	$3,900

8. Earnings per Share
The following table set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income (loss)	$37,168	$(758)
Denominator:
Basic loss per share:
Weighted average common shares outstanding	21,565	22,314
Less: Weighted average shares subject to repurchase	(1,139)	(1,285)

Weighted average common shares outstanding	20,426	21,029

Basic income (loss) per share	$1.82	$(0.04)

Diluted income (loss) per share:
Weighted average common shares outstanding	20,426	21,029
Weighted average shares subject to repurchase	—	*
Weighted average common stock option grants	—	*
Weighted average common shares and common stock equivalents	20,426	21,029

Diluted income (loss) per share	$1.82	$(0.04)

Shares used in computing basic earnings (loss) per share	20,426	21,029
Shares used in computing diluted earnings (loss) per share	20,426	21,029
Common stock equivalents consist of stock options and restricted shares using the treasury stock method. Common stock options and restricted shares are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares excluded from the calculations of diluted net loss per share were 725,000 for the three months ended March 31, 2007.

9. Stock-Based Compensation
Total stock compensation expense for the three months ended March 31, 2008 was $1.1 million for continuing operations in the consolidated statement of operations, which included $0.7 million of restricted stock amortization, $0.2 million for stock option expense, and $0.2 million for stock bonuses. Total stock compensation expense for the three months ended March 31, 2007 was $1.1 million for continuing operations, which included $0.6 million for restricted stock amortization, $0.3 million for stock option expense, and $0.2 million for stock bonuses. The company recorded stock compensation related to discontinued operations of $0.2 million and $0.3 million in the three months ended March 31, 2008 and 2007, respectively.
Stock Options
The fair value of each unvested option was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions during the three months ended March 31, 2008 and 2007:

	March 31,	March 31,
	2008	2007
Weighted average fair value of options granted	$1.67	$2.44

Dividend yield	None	None
Risk-free interest rate	3.0%	4.9%
Expected volatility	40%	45%
Expected life (in years)	2.1	1.7
The company issued 93,400 options and 67,260 options in the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, the company received $0.2 million in proceeds from the exercise of 35,238 options. For the three months ended March 31, 2007, the company received $0.4 million in proceeds from the exercise of 54,108 options. During the three months ended March 31, 2008, 311,312 options were either forfeited or expired. Of the options forfeited, 76,252 related to MSG employees. As of March 31, 2008, the unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $0.7 million, net of estimated forfeitures to be recognized through 2012 over a weighted average period of 1.2 years.
A summary of the company’s stock option activity and related information follows for the three months ended March 31, 2008:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at December 31, 2007	3,824,912	$9.64
Granted	93,400	6.66
Exercised	(35,238)	6.55
Expired	(216,202)	10.61
Forfeited	(95,110)	10.04

Outstanding at March 31, 2008	3,571,762	$9.55

Exercisable at March 31, 2008	3,085,776	$9.68
The intrinsic value and contractual life of the options outstanding and exercisable at March 31, 2008 were as follows:

	Weighted
	Average	Intrinsic
	Contractual Life	Value
Options Outstanding	5.92	$44
Options Exercisable	5.49	$27
The intrinsic value is based on the share price of $6.80 at March 31, 2008.
The following table summarizes information about stock options outstanding under all Stock Plans at March 31, 2008:

				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted-		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$6.16	—	$7.07	361,275	5.48	$6.75	267,975	$6.77
7.09	—	7.53	418,999	5.27	7.35	382,598	7.36
7.55	—	8.00	368,266	4.70	7.88	361,471	7.88
8.07	—	9.09	438,336	6.19	8.79	357,335	8.80
9.11	—	9.93	368,399	8.40	9.34	181,174	9.26
9.95	—	10.65	361,808	5.87	10.24	300,621	10.24
10.70	—	11.38	486,179	5.94	10.95	466,102	10.95
11.55	—	11.65	402,500	5.70	11.60	402,500	11.60
11.68	—	13.30	358,500	5.82	11.92	358,500	11.92
59.00	—	59.00	7,500	1.84	59.00	7,500	59.00

$6.16	—	$59.00	3,571,762	5.92	$9.55	3,085,776	$9.68
Employee Stock Purchase Plan (ESPP)
Eligible employees are able to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period under the company’s Employee Stock Purchase Plan (“ESPP”). Each offering period is six months. The company received proceeds of $0.2 million from the issuance of 36,834 shares under the ESPP in February 2008 and received proceeds of $0.3 million from the issuance of 39,069 shares under the ESPP in February 2007.
Based on the 15% discount and the fair value of the option feature of this plan, this plan is considered compensatory under SFAS No. 123(R), “Share Based Payments”. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.
The key assumptions used in the valuation model during the three months ended March 31, 2008 and 2007 are provided below:

	March 31,	March 31,
	2008	2007
Dividend yield	None	None
Risk-free interest rate	3.3%	5.0%
Expected volatility	41%	45%
Expected life (in years)	0.5	0.5

Restricted Stock
Service based restricted stock is amortized ratably over the vesting period of the applicable shares. These shares typically vest over annual service periods. The shares granted in the three months ended March 31, 2008 vest annually over four years.
The company also grants performance based restricted stock rights to certain executive officers. These shares vest upon achievement of defined performance goals such as revenue and earnings. The performance based restricted stock is amortized based on the estimated achievement of the performance goals.
The company issued 333,300 restricted awards in the quarter ended March 31, 2008. During the quarter ended March 31, 2007, the company issued 301,130 restricted stock awards. For the three months ended March 31, 2008, 243,543 shares vested with a value of $1.5 million, and for the three months ended March 31, 2007, 175,420 shares vested with a value of $1.7 million. During the three months ended March 31, 2008, 193,863 restricted shares were cancelled, and during the three months ended March 31, 2007, 5,400 shares were cancelled. In the three months ended March 31, 2008, 135,010 shares cancelled related to MSG employees. Total unrecognized compensation expense related to restricted stock was approximately $7.8 million, net of forfeitures to be recognized through 2012 over a weighted average period of 2.7 years.
A summary of the company’s restricted stock activity and related information follows for the three months ended March 31, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Shares
Balance at December 31, 2007	1,235,875	$9.28
Restricted stock awards	333,300	6.75
Restricted shares vested	(243,543)	9.14
Restricted shares cancelled	(193,863)	9.17

Balance at March 31, 2008	1,131,769	$8.58

Short Term Incentive Plan
Bonuses related to the company’s Short Term Incentive Plan are paid in the company’s common stock to executives and in cash to non-executives. The shares earned under the plan are issued in the first quarter following the end of the fiscal year. In the three months ended March 31, 2008, the company issued 82,001 shares, net of shares withheld for payment of withholding tax, for the 2007 Short Term Incentive Plan. In the three months ended March 31, 2007, the company issued 42,923 shares, net of shares withheld for payment of withholding tax, for the 2006 Short Term Incentive plan
Employee Withholding Taxes on Stock Awards
For ease in administering the issuance of stock awards, the company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. During the three months ended March 31, 2008 and March 31, 2007, the company paid $0.7 million and $0.8 million, respectively, for withholding taxes related to stock awards.
Stock Repurchases
The company repurchased 1,139,347 shares at an average price of $6.66 during the three months ended March 31, 2008. At March 31, 2008, 1,883,269 shares may be purchased under terms of the share repurchase programs. The company did not repurchase any shares during the three months ended March 31, 2007.
Cash Dividend
On April 24, 2008, the Board of Directors approved a special cash dividend of $0.50 per common stock share payable on May 30, 2008 to shareholders of record as of May 15, 2008.

10. Comprehensive Income
The following table provides the calculation of other comprehensive income for the three months ended March 31, 2008 and March 31, 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net Income (loss) from continuing operations	$475	$(725)
Other comprehensive income:
Foreign currency translation adjustments	51	35

Comprehensive Income (loss) from continuing operations	526	(690)
Income (loss) for discontinued operations, net of tax	36,693	(33)

Total comprehensive Income (loss)	$37,219	$(723)

11. Restructuring
UMTS Restructuring
In 2007, the company exited its operations related to its UMTS antenna product line. The company closed its research and development facility in Dublin, Ireland as well as a related engineering satellite office in the United Kingdom, and discontinued the UMTS portion of its contract manufacturing, which was located in St. Petersburg, Russia.
The company recorded a cumulative $2.0 million of restructuring costs in 2007 related to the exit of its Universal Mobile Telecommunications System (“UMTS”) antenna product line. The company recorded $0.1 million of restructuring expense in the three months ended March 31, 2008 to adjust the UMTS restructuring reserve.
The following table summarizes the UMTS restructuring activity during 2008 and the status of the reserves at March 31, 2008:

	Accrual				Accrual
	Balance at		Cash	Non-cash	Balance at
	December	Restructuring	Payments/	Settlements/	March
	2007	Expense	Receipts	Adjustments	2008
Manufacturing obligations, net	$1,239	$64	$(942)	$22	$383

	$1,239	$64	$(942)	$22	$383

Corporate Overhead
In the three months ended March 31, 2008, the company incurred restructuring expense of $0.3 million for employee severance costs related to the company’s plan to reduce corporate overhead.
12. Short Term Debt

	March 31,	December 31,
	2008	2007
Line of Credit	$111	$107
The borrowings for the company’s Chinese subsidiary are denominated in Chinese Yuan and the weighted average interest rate on these borrowings was 7.2% during the three months ended March 31, 2008.

13. Commitments and Contingencies
Warranties and Sales Returns
The company allows its major distributors and certain other customers to return unused product under specified terms and conditions. In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists”, the company accrues for product returns at the time of original sale based on historical sales and return trends. The company’s allowance for sales returns was $237 and $216 at March 31, 2008 and December 31, 2007, respectively.
The company offers repair and replacement warranties of primarily two years for antennas products and one year for scanners and receivers. The company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The company reports warranty reserves as a current liability included in accrued liabilities. The warranty reserve was $163 and $193 at March 31, 2008 and December 31, 2007, respectively.
14. Income Taxes
For the three months ended March 31, 2008, the company recorded an income tax expense of $0.7 million for continuing operations. This tax expense represents a projected effective rate of 60.8%. The tax rate for the three months ended March 31, 2008 differs from the statutory rate of 35% because of permanent tax differences and due to valuation allowances for certain temporary tax differences. In addition, we recognized tax expense net of foreign tax credits related to expected repatriation of foreign source income. During the three months ended March 31, 2008, the company recognized $1.2 million of tax benefits in additional paid in capital related to equity compensation benefits.
The tax rate of 11.9% for the three months ended March 31, 2007 differs from the statutory rate of 35% because we provided valuation allowances on the deferred tax assets, and also due to provisions for deferred tax liabilities related to goodwill amortization that is deductible for tax purposes.
Significant management judgment is required to assess the likelihood that the company’s deferred tax assets will be recovered from future taxable income. During the three months ended December 31, 2007, the company released valuation allowance of $7.9 million because of the company generated taxable income in January 2008 from the gain on sale of MSG. The company maintains a valuation allowance of $11.0 million against deferred tax assets because of uncertainties regarding whether they will be realized.
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
The company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The company’s federal and state income tax years, with limited exceptions, are closed through 2001. The company does not believe that any of its tax positions will significantly change within the next twelve months. Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.
The company classifies interest and penalties associated with the uncertain tax positions as a component of income tax expense. There were no interest or penalties related to income taxes recorded in the consolidated financial statements.
15. Industry Segment, Customer and Geographic Information
The company operates in two business segments: BTG and Licensing. In January 2008, the company sold MSG to Smith Micro. The segment information for the three months ended March 31, 2007 has been restated to reflect the company’s current segment reporting structure as MSG was reported as a separate segment in the Form 10-Q for the three months ended March 31, 2007. Intercompany sales and profits are eliminated.
PCTEL’s chief operating decision maker, its chief executive officer, uses only the below measures in deciding how to allocate resources and assess performance among the segments.

The results of operations by segment are as follows:

	BTG	LICENSING	TOTAL
Three months ended March 31, 2008
Revenue	$18,194	$106	$18,300
Gross Profit	8,662	104	8,766
Operating Expenses			8,338
Operating Income			$428

	BTG	LICENSING	TOTAL
Three months ended March 31, 2007
Revenue	$16,341	$276	$16,617
Gross Profit	7,157	272	7,429
Operating Expenses			9,205
Operating Loss			$(1,776)
The company’s revenues to customers outside of the United States, as a percent of total revenues for the three months ended March 31, 2008 and 2007, are as follows:

	Three Months Ended
	March 31,
Region	2008	2007
Europe	32%	23%
Asia Pacific	5%	6%
Other Americas	3%	6%

	40%	35%

Revenue from the company’s major customers representing 10% or more of total revenues for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
Customer	2008	2007
Comtech EF Data	11%	4%
Ericsson Tems AB	16%	6%
16. Benefit Plans
401(k) Plan
The 401(k) plan covers all of the domestic employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k) plan. The company made employer contributions of $140 and $180 to the 401(k) plan for the three months ended March 31, 2008 and 2007, respectively.
Foreign Employee Benefit Plans
The company contributes to various retirement plans for foreign employees. The company made contributions of approximately $24 and $12 to these plans for the three months ended March 31, 2008 and March 31, 2007, respectively.
Executive Deferred Compensation Plan
The company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses with a minimum of $1,500. In addition, the company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. At the March 31, 2008, the deferred compensation obligation of $0.8 million was included in Other Long-Term Accrued Liabilities. The company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Assets.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on March 21, 2008. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar import. Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements.
Introduction
PCTEL focuses on wireless broadband technology related to propagation and optimization. We design and develop innovative antennas that extend the reach of broadband and other wireless networks and that simplify the implementation of those networks. We provide highly specialized software-defined radios that facilitate the design and optimization of broadband wireless networks. We supply our products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, Value Added Resellers (VARs) and other Original Equipment Manufacturers (OEMs). Additionally, we have licensed our intellectual property, principally related to a discontinued modem business, to semiconductor, PC manufacturers, modem suppliers, and others.
We operate in two separate product segments: a Broadband Technology Group (“BTG”) and Licensing. BTG includes our Antenna Products Group and RF Solutions Group. PCTEL maintains expertise in several technology areas. These include digital signal processing (DSP) chipset programming, radio frequency, software engineering, mobile, antenna design and manufacture, mechanical engineering, product quality and testing, advanced algorithm development, and cellular engineering.
On January 4, 2008, we sold our Mobility Solutions Group (“MSG”) to Smith Micro Software, Inc. (NASDAQ: SMSI) (“Smith Micro”). MSG produced mobility software products for WiFi, Cellular, IP Multimedia Subsystem (“IMS”), and wired applications. The financial results for MSG are presented in the financial statements as discontinued operations.
On March 14, 2008, we acquired the assets of Bluewave Antenna Systems, Ltd (“Bluewave”). The Bluewave product line augments our Land Mobile Radio (“LMR”) antenna product line.
Growth in product revenue is dependent both on gaining further traction with current and new customers for the existing product portfolio as well as further acquisitions to support the wireless initiatives. Revenue growth for antenna products is correlated to overall global wireless market growth. Specific growth areas are last mile wireless broadband Internet delivered over standards-based solutions such as Worldwide Interoperability for Microwave Access (WiMAX) or vendor specific proprietary solutions; traditional LMR/PMR solutions supporting public safety, commercial (2-way and trunked systems), and industrial automation markets; GPS and Mobile SATCOM solutions for network timing, fleet and asset tracking; and in-building solutions to extend traditional cellular network technologies. Revenue for scanning receivers is tied to the deployment of new wireless technology, such as 2.5G and 3G, and the need for existing wireless networks to be tuned and reconfigured on a regular basis.
We have an intellectual property portfolio in the area of analog modem technology, which we have actively licensed for revenue since 2002. The number of U.S. patents and applications in this technology reached to over 100 in 2005. We have since sold or divested most of these patents. We had an active licensing program since 2002 designed to monetize the value of this intellectual property. Companies under license include Agere, US Robotics, 3COM, Intel, Conexant, Broadcom, Silicon Laboratories, Texas Instruments, Smartlink, and ESS Technologies. At this time, these licenses are substantially paid up in full. We believe that there are no significant modem market participants remaining to be licensed and we expect minimal modem licensing revenue going forward.
PCTEL also has an intellectual property portfolio related to antennas, the mounting of antennas, and scanning receivers. These patents are being held for defensive purposes and are not part of an active licensing program.

Results of Operations
Three Months Ended March 31, 2008
Revenues

	BTG	LICENSING	TOTAL
Three months ended March 31, 2008
Revenue	$18,194	$106	$18,300
Percent change from year ago period	11.3%	(61.6%)	10.1%

Three months ended March 31, 2007
Revenue	$16,341	$276	$16,617
Percent change from year ago period	1.8%	(29.2%)	1.0%
BTG revenues were approximately $18.2 million for the three months ended March 31, 2008, an increase of 11% from the prior year period. Both scanning receiver and antenna product lines experienced growth in the three months ended March 31, 2008 compared to the same period in 2007. In addition, the three months ended March 31, 2007 included $0.5 million of UMTS antenna revenue. We exited UMTS product operations in 2007.
Licensing revenues were approximately $0.1 million in the three months ended March 31, 2008 compared to $0.3 million in the three months ended March 31, 2007. We expect minimal modem licensing revenue going forward.
Gross Profit

	BTG	LICENSING	TOTAL
Three Months Ended March 31, 2008
Gross profit	$8,662	$104	$8,766
Percentage of revenue	47.6%	98.1%	47.9%
Percent of revenue change from year ago period	3.8%	(0.5%)	3.2%

Three Months Ended March 31, 2007
Gross profit	$7,157	$272	$7,429
Percentage of revenue	43.8%	98.6%	44.7%
Percent of revenue change from year ago period	5.0%	(0.1%)	4.5%
Our product segments vary significantly in gross profit percent. The increase in overall gross profit as a percentage of revenues for the three months ended March 31, 2008 compared to the prior year is primarily due to higher BTG margins.
BTG margin was 47.6% in the three months ended March 31, 2008 approximately 3.8% better than the comparable period in fiscal 2007. The margin improvement reflects favorable product mix and reductions in cost of goods sold. We expect long-term gross profit in this segment to be between 46 and 48 percent.
Licensing margin was approximately 98.1% for the three months ended March 31, 2008 and 98.6% for the three months ended March 31, 2007.

Research and Development

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Research and development	$2,186	$2,579
Percentage of revenues	11.9%	15.5%
Percent change from year ago period	(15.2%)	37.2%
Research and development expenses include costs for software and hardware development, prototyping, certification and pre-production costs. All costs incurred prior to establishing the technological feasibility of computer software products to be sold are research and development costs and expensed as incurred in accordance with Statement of Financial Accounting Standards No. FAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. No significant costs have been incurred subsequent to determining the technological feasibility.
Research and development expenses decreased approximately $0.4 million for the three months ended March 31, 2008 compared to the comparable period in 2007. The decrease is due to our exit from UMTS antenna product operations and related closure of our engineering offices in Ireland and the United Kingdom.
Sales and Marketing

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Sales and marketing	$2,763	$2,738
Percentage of revenues	15.1%	16.5%
Percent change from year ago period	0.9%	(6.9%)
Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.
Sales and marketing expenses were virtually unchanged for the three months ended March 31, 2008 compared to the same period in fiscal 2007.
General and Administrative

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
General and administrative	$2,772	$3,443
Percentage of revenues	15.1%	20.7%
Percent change from year ago period	(19.5%)	(1.5%)
General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.
General and administrative expenses decreased approximately $0.7 million the three months ended March 31, 2008 compared to the same period in fiscal 2007. The expense decrease is due to lower expenses for corporate overhead and the positive impact from our exit from UMTS antenna product operations in Ireland.

Amortization of Intangible Assets

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Amortization of other intangible assets	$440	$695
Percentage of revenues	2.4%	4.2%
Amortization declined approximately $0.3 million in the three months ended March 31, 2008 compared to the same period in 2007 due to lower amortization for the intangible assets that were written off in 2007 and the because the intangible assets related to the assets acquired from DTI in 2003 were fully amortized. The intangible assets related to UMTS antennas were written off in 2007 because we exited UMTS antenna product operations during the second quarter of 2007.
Restructuring Charges

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Restructuring charges	$377	$—
Percentage of revenues	2.1%	—
During the three months ended March 31, 2008, we streamlined our corporate overhead structure to reduce general and administrative expenses. We incurred charges of approximately $0.3 million related to employee severance costs related to the reduction of corporate overhead.
In 2007, we exited from UMTS antenna product operations. We closed our research and development facility in Dublin, Ireland as well as a related engineering satellite office in the United Kingdom, and discontinued the UMTS portion of our contract manufacturing, which was located in St. Petersburg, Russia. During the three months ended March 31, 2008, we incurred restructuring expenses of $0.1 million related to adjustments to our restructuring reserves.
Gain on sale of assets and related royalties

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Gain on sale of assets and related royalties	$200	$250
Percentage of revenues	1.1%	1.5%
All royalty amounts represent royalties from Conexant. Payments under the royalty agreement with Conexant run through June 30, 2009.
Other Income, Net

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Other income, net	$784	$953
Percentage of revenues	4.3%	5.7%
Other income, net, consists primarily of interest income and also foreign exchange gains and losses and interest expense. Interest income decreased for the three months ended March 31, 2008 compared to the same periods in fiscal 2007 due to lower interest rates and due to the negative impact of approximately $0.5 million loss of value resulting from a mark to market adjustment. In December 2007, we recorded in “Short-Term Investment Securities” cash and investments held in the Bank of America affiliated Columbia Strategic Cash Portfolio, a private placement enhanced money market mutual fund. The fund was closed to new subscriptions or redemptions in December 2007. In the three months ended March 31, 2008, we recognized a loss of approximately $0.5 million, included in “Other Income, net” related to the estimated fair value of this fund. The fair value was determined from the net asset value provided by Columbia Management. In the three months ended March 31, 2008 and 2007, we recorded foreign exchange gains of $166 and $26, respectively.

Provision (Benefit) for Income Taxes

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Benefit for income taxes	$737	$(98)
Effective tax rate	60.8%	11.9%
The tax rate for the three months ended March 31, 2008 differs from the statutory rate of 35% because of permanent differences and due to valuation allowances for certain temporary differences. In addition, we recognized tax expense net of foreign tax credits related to expected repatriation of foreign source income.
The tax rate for the three months ended March 31, 2007 differs from the statutory rate of 35% because we provided valuation allowances on our deferred tax assets, and also due to provisions for deferred tax liabilities related to goodwill amortization that is deductible for tax purposes.
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
Discontinued operations

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Net income (loss) from disontinued operations	$36,693	$(33)
Discontinued operations for the three months ended March 31, 2008 included the gain on sale of MSG of $60.3 million in addition to net loss from operations of $0.3 million and income tax expense of $23.3 million. The net operating loss of $0.3 million for the three months ended March 31, 2008 was higher than the net operating loss of $0.1 million for the comparable period last year because the three months ended March 31, 2008 only included revenue through the date of the sale of MSG on January 4, 2008.
Stock-based compensation expense
In the three months ended March 31, 2008, we recognized stock-based compensation expense of $1.1 million in the condensed consolidated statements of operations for continuing operations, which included $0.7 million of restricted stock, $0.2 million for stock option expense, and $0.2 million for stock bonuses. Total stock compensation expense for continuing operations for the three months ended March 31, 2007 was $1.1 million, which included $0.6 million for restricted stock amortization, $0.3 million for stock option expense, and $0.2 million for stock bonuses.
The following table summarizes the stock-based compensation expense by income statement line item for the three months ended March 31, 2008 and March 31, 2007, respectively:

	Three Months Ended
	March 31,
	2008	2007
Cost of goods sold	$92	$99
Research and development	154	140
Sales and marketing	154	139
General and administrative	749	771

Total continuing operations	1,149	1,149

Discontinued operations	187	247

Total	$1,336	$1,396

Liquidity and Capital Resources

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Net income (loss) from continuing operations	$475	$(725)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	1,453	2,016
Changes in operating assets and liabilities	43	(6,060)

Net cash provided by (used in) operating activities	$1,971	$(4,769)
Net cash provided by (used in) investing activities	8,981	(8,802)
Net cash (used in) provided by financing activities	(5,931)	902
Net cash provided by discontinued operations	61,343	1,295
Cash and cash equivalents at the end of period	$93,047	$47,762
Short-term investments at end of period	9,931	19,977
Long-term investments at end of period	15,432	—
Short-term borrowings at end of period	$111	$1,071
Our cash and investments, net of short-term borrowings, were approximately $118.3 million and $65.5 million as of March 31, 2008 and December 31, 2007, respectively. Our working capital was $99.6 million and $85.4 million as of March 31, 2008 and December 31, 2007, respectively. The increase in cash and working capital at March 31, 2008 compared to December 31, 2007 is due to cash from the sale of MSG, net of tax, offset by cash used for stock repurchases ($7.6 million) and the acquisition of Bluewave ($3.9 million).
At March 31, 2008, we reclassified $15.4 million of our investment in the Columbia Strategic Cash Portfolio (“CSCP”) to “Long-Term Investment Securities” based on a change in liquidation forecast for the fund. A detailed discussion of the status of the CSCP is provided in Note 2 in the Notes to the Financial Statements regarding “Cash and Cash Equivalents and Investments”.
Operating activities provided $2.0 million of net cash during the three months ended March 31, 2008 substantially due to the net income, after the addition of non-cash items, generated during the three months period. During the three months ended March 31, 2007, we consumed $4.8 million in cash from operating activities due to unfavorable changes in operating assets and liabilities of $6.1 million. The primary change was an increase in accounts receivable of $3.7 million, an increase in inventory of $1.2 million for the three months ended March 31, 2007.
Our investing activities provided $9.0 million of cash in the three months ended March 31, 2008 primarily due to $13.1 million in cash redemptions of short-term investments from the CSCP. During the three months ended March 31, 2008, we used $3.9 million for the asset purchase of Bluewave and $0.4 million for capital expenditures. For the three months ended March 31, 2007, we used $8.4 million for the net purchase of short-term investments and $0.7 million for capital expenditures.
Cash flow from financing activities consumed $5.9 million for the three months ended March 31, 2008. We used $7.6 million to repurchase our common stock under share repurchase programs. Tax benefits from stock compensation and proceeds from the sale of common stock related to stock option exercises and shares purchased through the ESPP contributed $0.4 million for the three months ended March 31, 2008. During the three months ended March 31, 2007, we generated $0.7 million from the proceeds from the sale of common stock related to stock option exercises and shares purchased through the Employee Stock Purchase Plan (“ESPP”) and we borrowed an additional $0.2 million for working capital needs in Ireland.
Discontinued operations provided $61.3 million during the period ended March 31, 2008. This was a result of the gain related to the sale of substantially all of the assets of the MSG for total cash consideration of $59.7 million to Smith Micro.
In April 2008, we declared a special dividend of $0.50 per common stock share payable on May 30, 2008. We will use approximately $10.4 million for the payment of this dividend. Our tax liability of $22.8 million as of March 31, 2008 will be paid over the next four quarters. We believe that the existing sources of liquidity, consisting of cash, short-term investments and cash from operations, will be sufficient to meet these requirements and working capital needs for the foreseeable future. We continue to evaluate opportunities for development of new products and potential acquisitions of technologies or businesses that could complement the business. We may use available cash or other sources of funding for such purposes.

Contractual Obligations and Commercial Commitments
As of March 31, 2008, we had operating lease obligations of approximately $2.3 million through 2013. As of March 31, 2008, we had purchase obligations of $7.0 million for the purchase of inventory, as well as for other goods and services, in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.
As part of the UMTS restructuring announced in June 2007, we had obligations of $0.4 million at March 31, 2008, consisting of purchase commitments.
Critical Accounting Policies and Estimates
We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. There have been no material changes in any of our critical accounting policies since December 31, 2007. See Note 1 in the Notes to the Financial Statements for discussion on recent accounting pronouncements.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
See our 2007 Annual Report on Form 10-K (Item 7A). As of March 31, 2008, there have been no material changes in this information.
Item 4: Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II Other Information
Item 1A: Risk Factors
Factors That May Affect Our Business, Financial Condition and Future Operating Results
There have been no material changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Shares Purchased		Shares Repurchased	of Shares That May
	Total Number	Average Price	as Part of Publicly	be Purchased
	of Shares	Paid per Share	Announced Programs	Under the Programs
January 1, 2008 — January 31, 2008	—	—	2,977,384	3,022,616
February 1, 2008 — February 29, 2008	699,307	6.64	3,676,691	2,323,309
March 1, 2008 — March 31, 2008	440,040	6.70	4,116,731	1,883,269
Between 2002 and 2007, our Board of Directors authorized the repurchase of up to 6,000,000 shares of our common stock. Through December 31, 2007 we had repurchased 2,977,384 shares of the outstanding common stock for approximately $24.2 million. In the three months ended March 31, 2008, we repurchased 1,139,349 for $7.6 million. As of March 31, 2008, 1,883,269 shares may be purchased under the share repurchase programs.
Item 6: Exhibits

Exhibit No.	Description	Reference
2.7	Asset Purchase Agreement dated March 14, 2008 by and among PCTEL, Inc. and Bluewave Antenna Systems, Ltd.	Incorporated by reference to exhibit number 2.1 filed with Registrant’s Current Report on Form 8-K filed March 17, 2008

2.8	Transition Services Agreement dated March 14, 2008 by and among PCTEL, Inc. and Bluewave Antenna Systems, Ltd.	Incorporated by reference to exhibit number 2.2 filed with Registrant’s Current Report on Form 8-K filed March 17, 2008

10.66	Form of 1997 Stock Plan Performance Share Agreement	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Setion 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
A Delaware Corporation
(Registrant)

/s/ Martin H. Singer Martin H. Singer
Chairman of the Board and
Chief Executive Officer
Date: May 9, 2008