Form 10-Q
period 2008-06-30
PC TEL INC
filed 2008-08-07
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, par value $.001 per share	19,191,079 as of August 1, 2008

PCTEL, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2008

PCTEL, Inc.
Consolidated Condensed Balance Sheets
(unaudited, in thousands)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,157	$26,632
Short-term investment securities	11,609	38,943
Accounts receivable, net of allowance for doubtful accounts of $232 and $227, respectively	13,516	16,082
Inventories, net	9,843	9,867
Deferred tax assets, net	1,591	1,591
Prepaid expenses and other assets	1,197	1,800

Total current assets	95,913	94,915
PROPERTY AND EQUIPMENT, net	12,256	12,136
LONG-TERM INVESTMENT SECURITIES	14,873	—
GOODWILL	17,336	16,770
OTHER INTANGIBLE ASSETS, net	6,634	4,366
DEFERRED TAX ASSETS, net	4,863	4,863
OTHER ASSETS	913	1,022
ASSETS OF DISCONTINUED OPERATIONS	—	1,807

TOTAL ASSETS	$152,788	$135,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,984	$956
Accrued liabilities	5,744	8,395
Short term debt	—	107
Income tax liabilities	12,177	8

Total current liabilities	19,905	9,466
LONG-TERM LIABILITIES	1,119	1,192
LIABILITIES OF DISCONTINUED OPERATIONS	—	654

Total liabilities	21,024	11,312

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,099,032 and 21,916,902 shares issued and outstanding at June 30, 2008 and December 31, 2007 respectively	19	22
Additional paid-in capital	144,726	165,108
Accumulated deficit	(13,050)	(40,640)
Accumulated other comprehensive income	69	77

Total stockholders’ equity	131,764	124,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$152,788	$135,879

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, Inc.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
CONTINUING OPERATIONS
REVENUES	$20,274	$16,500	$38,574	$33,117
COST OF REVENUES	10,566	9,158	20,099	18,346

GROSS PROFIT	9,708	7,342	18,475	14,771

OPERATING EXPENSES:
Research and development	2,609	2,646	4,795	5,225
Sales and marketing	2,874	2,670	5,637	5,408
General and administrative	2,981	3,128	5,753	6,570
Amortization of other intangible assets	552	476	992	1,172
Restructuring charges	(13)	2,074	364	2,074
Gain on sale of assets and related royalties	(200)	(250)	(400)	(500)

Total operating expenses	8,803	10,744	17,141	19,949

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	905	(3,402)	1,334	(5,178)
OTHER INCOME, NET	652	847	1,437	1,800

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	1,557	(2,555)	2,771	(3,378)
PROVISION FOR INCOME TAXES	1,027	676	1,764	578

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	530	(3,231)	1,007	(3,956)

DISCONTINUED OPERATIONS
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX PROVISION (BENEFIT) OF $23,166 and ($20)	187	24	36,878	(9)

NET INCOME (LOSS)	$717	$(3,207)	$37,885	$(3,965)

Basic Earnings per Share:
Income (Loss) from Continuing Operations	$0.03	$(0.15)	$0.05	$(0.19)
Income from Discontinued Operations	$0.01	$0.00	$1.87	$0.00
Net Income (Loss)	$0.04	$(0.15)	$1.92	$(0.19)

Diluted Earnings per Share:
Income (Loss) from Continuing Operations	$0.03	$(0.15)	$0.05	$(0.19)
Income from Discontinued Operations	$0.01	$0.00	$1.86	$0.00
Net Income (Loss)	$0.04	$(0.15)	$1.91	$(0.19)

Weighted average shares — Basic	19,089	21,092	19,762	21,078
Weighted average shares — Diluted	19,413	21,092	19,862	21,078
The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities:
Net Income (Loss)	$37,885	$(3,965)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(36,878)	9
Depreciation and amortization	1,915	2,042
Amortization of stock based compensation	2,562	2,128
Loss from short-term investments	461	—
Gain on sale of assets and related royalties	(400)	(500)
Gain (loss) on disposal/sale of property and equipment	(2)	(32)
Restructuring costs	(1,239)	1,807
Payment of withholding tax on stock based compensation	(729)	(785)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,583	(1,852)
Inventories	35	(2,853)
Prepaid expenses and other assets	709	90
Accounts payable	1,013	3,884
Income taxes payable	134	459
Other accrued liabilities	(1,484)	(1,535)
Deferred revenue	(13)	(511)

Net cash provided by (used in) operating activities	6,552	(1,614)

Investing Activities:
Capital expenditures	(938)	(1,419)
Proceeds from disposal of property and equipment	5	28
Purchase of short-term investment	(6,475)	(19,977)
Redemptions of short-term investments	18,475	31,600
Proceeds on sale of assets and related royalties	400	500
Purchase of assets/businesses	(3,930)	—

Net cash provided by investing activities	7,537	10,732

Financing Activities:
Proceeds from issuance of common stock	712	798
Payments for repurchase of common stock	(24,625)	(1,448)
Tax benefit from stock option exercises	1,508	—
Cash Dividend	(10,294)	—
Repayments of short-term borrowings	(111)	(99)

Net cash used in financing activities	(32,810)	(749)

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(105)	1,418
Net cash provided by (used in) investing activities	50,358	(322)
Net cash provided by financing activities	—	—

Net increase in cash and cash equivalents	31,532	9,465
Effect of exchange rate changes on cash	(6)	31
Cash and cash equivalents, beginning of year	26,632	59,148

Cash and Cash Equivalents, End of Period	$58,158	$68,644

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended June 30, 2008
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2007.
Nature of Operations
During the three months and six months ended June 30, 2008, the company operated in two business segments: the Broadband Technology Group (“BTG”) and Licensing. In 2007, the company operated in a third business segment, the Mobility Solution Group (“MSG”). On January 4, 2008, the company completed the sale of the Mobility Solutions Group to Smith Micro, Inc. At December 31, 2007, the applicable assets and liabilities of MSG were recorded as held for sale. As required by GAAP, the consolidated financial statements separately reflect the MSG operations as discontinued operations for all periods presented. The company recorded the gain on sale in discontinued operations in the quarter ended March 31, 2008. The company recorded the operating results of MSG as discontinued operations for the three months and six months ended June 30, 2008 and 2007, respectively.
Basis of Consolidation and Foreign Currency Translation
The company uses the United States dollar as the functional currency for the financial statements. The company uses the local currency as the functional currency for its subsidiaries in China (Yuan), Ireland (Euro), United Kingdom (Pounds Sterling), Malaysia (Ringgit), and India (Rupee). Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. All gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. Net foreign exchange gains resulting from foreign currency transactions included in other income, net were $52 and $218 for the three months and six months ended June 30, 2008, respectively. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $76 and $102 for the three months and six months ended June 30, 2007, respectively.
Reclassifications
Certain previously reported amounts have been reclassified to conform to the current year’s presentation of continuing and discontinued operations.

Recent Accounting Pronouncements
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension. FSP No. FAS 142-3 will be effective for fiscal years beginning after December 15, 2008. The company does not expect FAS 142-3 to have a material impact on the consolidated financial statements.
In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight

Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The company does not expect FAS 162 to have a material impact on the consolidated financial statements.
In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP No. APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 will be effective for fiscal years beginning after December 15, 2008. The company does not expect FSP No. APB14-1 to have a material impact on the consolidated financial statements.
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
2. Cash and Cash Equivalents and Investments
At June 30, 2008, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At June 30, 2008 and December 31, 2007, the company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The company restricts its investments in money market funds to those invested 100% in either short term U.S. Treasury securities, U.S. Government Agency securities, or bank repurchase agreements collateralized by the these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).
At June 30, 2008, the company owns shares with a recorded value of approximately $20.0 million in a Bank of America affiliated fund, the Columbia Strategic Cash Portfolio (“CSCP”). The CSCP is an enhanced cash money market fund that has been negatively impacted by the recent turmoil in the credit markets. This investment is classified as available for sale and is carried at fair value. In December 2007, the CSCP was closed to new subscriptions and redemptions, and changed its method of valuing shares from the amortized cost method to the market value of the underlying securities of the fund. The CSCP’s manager is in the process of liquidating the fund and returning cash to the shareholders. During the six months ended June 30, 2008, the company received approximately $18.5 million in share liquidation payments. In the first quarter 2008, the company incurred an unrealized loss of $0.5 million in net asset value from the CSCP marking the underlying assets of the fund to market. The loss in net asset value was recorded in the company’s income statement as a reduction of “Other Income, Net”. Starting in December 2007 through June 30, 2008, the company has recorded cumulative losses on its CSCP investment of $1.0 million. At June 30, 2008, approximately $0.4 million of these losses have been realized through share liquidation payments and approximately $0.6 million remains unrealized.
The CSCP fund manager provides a report of the CSCP fund share net asset value to shareholders on a daily basis, a report of the CSCP underlying securities holdings on a monthly basis, and a report of the liquidation status on a monthly basis. The CSCP fund shares are not tradable. In order to determine the fund’s net asset value, the CSCP fund manager utilizes a combination of unadjusted quoted prices in active markets for identical assets (Level 1 inputs), unadjusted quoted prices for identical or similar assets in both active and inactive markets (Level 2 inputs), and unobservable inputs for distressed assets (Level 3 inputs). They do not disclose the amount of net asset value attributable to each level. The net asset value per fund share provided by the CSCP fund manager is used by management as the basis for its determination of fair value of the CSCP fund shares. The company classifies that input in its entirety at the lowest level of the inputs used by the CSCP fund manager (Level 3). The company’s pro-rata share of the underlying assets of the $20.0 million investment in the fund at June 30, 2008 is approximately $1.0 million of cash and accrued interest, $5.5 million of corporate financial institution debt, and $13.5 million of asset backed securities primarily in the areas of residential mortgages, credit card debt, and auto loans. At June 30, 2008, approximately 95% of the CSCP holdings were in cash, accrued interest and securities with an S&P rating of A or better. Five percent of the fund’s holdings are comprised of securities with S&P ratings of BBB or lower, or were not rated.
At December 31, 2007, the company classified its entire investment in CSCP shares as short term investments in securities, based on an estimate that the liquidation would be substantially complete within 12 months, and reinforced by progress seen in the liquidation during the first quarter 2008, prior to the issuance of the company’s financial statements for the year then ended. At the end of March 2008, the CSCP fund manager informed shareholders that further liquidation of the underlying assets beyond that which would result from the weighted average lives of the underlying securities is dependent upon the commercial paper market returning to historical levels of liquidity. Based on the continued illiquidity of the commercial paper market, management believes that the most accurate estimate of the CSCP liquidation schedule is found in the weighted average lives of the CSCP fund’s underlying securities, adjusted for an allowance for the historical accuracy of the weighted average lives. Based on that methodology, the company classified $10.5 million of the CSCP investment as short-term investment securities and $9.5 million as long-term investment securities at June 30, 2008. The weighted average lives of the CSCP fund’s underlying assets indicates the liquidation will be substantially completed by the end of 2010.
During the three months ended June 30, 2008, the company invested $6.5 million in pre-refunded municipal bonds. The income and principal from these pre-refunded municipal bonds is secured by an irrevocable trust of U.S Treasury securities. Because of this enhanced security, pre-refunded municipal bonds generally carry a rating of “AAA.” The company classified $5.3 million as long-term investment securities because the original maturities were greater than one year. The municipal bonds are classified as held to maturity and are carried at amortized cost.

Cash equivalents and investments consist of the following:

	June 30,	December 31,
	2008	2007
Cash and Cash Equivalents	$58,157	$26,632

Municipal Bonds:
Short-term	1,143	—
Long-Term	5,332	—

Available for Sale Securities:
Short-term	10,466	38,943
Long-Term	9,541	—

Total	$84,639	$65,575

The fair value measurements of the financial assets at June 30, 2008 were as follows:

	Quoted at Prices	Signficant Other
	in Active Markets	Unobservable
	for Identical Assets	Inputs
	(Level 1)	(Level 3)	Total
Cash and Cash Equivalents	$58,157	$—	$58,157

Municipal Bonds:
Short-term	1,143	—	1,143
Long-Term	5,332	—	5,332

Available for Sale Securities:
Short-term	—	10,466	10,466
Long-Term	—	9,541	9,541

Total	$64,632	$20,007	$84,639

The activity related to the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows for the six months ended June 30, 2008:

	Short-Term	Long-Term	Total
	Investment	Investment	Investment
	Securities	Securities	Securities
Balance at December 31, 2007	$38,943	$—	$38,943
Redemptions	(18,475)	—	(18,475)
Other than termporary impairments	(461)	—	(461)
Reclassifications	(9,541)	9,541	—

Balance at June 30, 2008	$10,466	$9,541	$20,007

3. Inventories
Inventories as of June 30, 2008 and December 31, 2007 were composed of raw materials, sub assemblies, finished goods and work-in-process. Sub assemblies are included within raw materials.

Inventories consist of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Raw materials	$7,071	$7,691
Work in process	508	527
Finished goods	2,264	1,649

Inventories, net	$9,843	$9,867

4. Property and Equipment
Property and equipment consists of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Building	$6,180	$6,050
Land	1,770	1,770
Computer and office equipment	3,552	3,412
Manufacturing equipment	5,415	4,818
Furniture and fixtures	1,155	1,037
Leasehold improvements	165	119
Motor vehicles	27	27

Total property and equipment	18,264	17,233
Less: Accumulated depreciation and amortization	(6,008)	(5,097)

Property and equipment, net	$12,256	$12,136

5. Accrued Liabilities
Accrued liabilities consist of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Accrued inventory receipts	$2,466	$2,631
Restructuring liability	—	1,239
Accrued payroll, bonuses, and other employee benefits	981	1,235
Accrued paid time off	776	927
Accrued employee stock purchase plan	157	265
Other accrued liabilities	1,364	2,098

Total	$5,744	$8,395

6. Disposal of Mobility Solutions Group
On January 4, 2008, the company completed the sale of its MSG to Smith Micro Software, Inc. (“Smith Micro”) in accordance with an Asset Purchase Agreement (the “APA”) entered into between the two companies and publicly announced on December 10, 2007. Under the terms of the APA, Smith Micro purchased substantially all of the assets of the Mobility Solutions Group for total consideration of $59.7 million in cash. In the transaction, PCTEL retained the accounts receivable, non customer-related accrued expenses and accounts payable of the division. Substantially all of the employees of MSG continued as employees of Smith Micro in connection with the completion of the acquisition.
The results of operations of MSG have been classified as discontinued operations for the three months and six months ended June 30, 2008 and 2007. The assets and liabilities that were sold with MSG are classified as assets and liabilities held for sale in the balance sheet at December 31, 2007. The company recognized a gain on sale before tax of $60.3 million in January 2008.

Summary results of operations for the discontinued operations included in the consolidated statement of operations for the three months and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$—	$2,462	$122	$4,797
Operating costs and expenses	(18)	(2,383)	(400)	(4,826)
Restructuring expenses	59	—	(14)	—
Gain on disposal	—	—	60,336	—

Income (loss) from discontinued operations, before taxes	41	79	60,044	(29)
Provision (benefit) for income tax	(146)	55	23,166	(20)

Income (loss) from discontinued operations, net of tax	$187	$24	$36,878	$(9)

Income (loss) from discontinued operations per common
Basic	$0.01	$0.00	$1.87	$0.00
Diluted	$0.01	$0.00	$1.86	$0.00

Shares used in computing basic earnings (loss) per share	19,089	21,092	19,762	21,078
Shares used in computing diluted earnings (loss) per share	19,413	21,092	19,862	21,078
Assets and liabilities classified as discontinued operations held for sale on the consolidated balance sheets as of June 30, 2008 and December 31, 2007 include the following:

	June 30,	December 31,
	2008	2007
Prepaid expenses	$—	$53

Fixed assets	—	807
Goodwill	—	871
Other assets	—	76

Total assets	$—	$1,807

Deferred rent — current	$—	$49
Deferred revenue	—	378

Total current liabilities	—	427

Deferred rent — long-term	—	227

Total liabilities	$—	$654

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
The parties also concurrently entered into a Transition Services Agreement (“TSA”). The TSA provided for Bluewave to supply antenna inventory while the company ramped up its own contract manufacturing and final assembly capacity in its Bloomingdale, Illinois factory. The TSA was completed in June 2008. The revenues and expenses for Bluewave are included in the company’s financial results for the three months and six months ended June 30, 2008 from the acquisition date forward.

The purchase price of $3.9 million for Bluewave was allocated $3.3 million to intangible assets and $0.1 million to fixed assets. The $0.5 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The intangible assets have a weighted average amortization period of 6 years.
The following is the allocation of the purchase price for Bluewave:

Fixed Assets:
Computer software	$46
Tooling	60

Total	$106

Intangible Assets:
Core technology	$290
Customer relationships	2,850
Trade name	160
Backlog	8
Goodwill	518

Total	$3,826

Total Assets Acquired	$3,932

8. Earnings per Share
The following table set forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$717	$(3,207)	$37,885	$(3,965)
Denominator:
Basic loss per share:
Weighted average common shares outstanding	20,094	22,573	20,767	22,559
Less: Contingently issuable restricted shares	(1,005)	(1,481)	(1,005)	(1,481)

Weighted average common shares outstanding	19,089	21,092	19,762	21,078

Basic income (loss) per share	$0.04	$(0.15)	$1.92	$(0.19)

Diluted income (loss) per share:
Weighted average common shares outstanding	19,089	21,092	19,762	21,078
Weighted average restricted shares	211	*	67	*
Weighted average common stock option grants	113	*	33	*

Weighted average common shares and common stock equivalents	19,413	21,092	19,862	21,078

Diluted income (loss) per share	$0.04	$(0.15)	$1.91	$(0.19)

Shares used in computing basic earnings (loss) per share	19,089	21,092	20,426	21,078
Shares used in computing diluted earnings (loss) per share	19,413	21,092	20,426	21,078
Common stock equivalents consist of stock options and restricted shares using the treasury stock method. Common stock options and restricted shares are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares excluded from the calculations of diluted net loss per share were 731,000 and 848,000 for the three months and six months ended June 30, 2007, respectively.
9. Stock-Based Compensation
Total stock compensation expense for the three months ended June 30, 2008 was $1.4 million for continuing operations in the consolidated statement of operations, which included $0.8 million of restricted stock amortization, $0.4 million for stock bonuses, and $0.2 million for stock option and employee stock purchase plan expenses. Total stock compensation expense for the six months ended June 30, 2008 was $2.6 million for continuing operations in the consolidated statement of operations, which included $1.6 million of restricted stock amortization, $0.6 million for stock bonuses, and $0.4 million for stock option and stock purchase plan expenses.
Total stock compensation expense for the three months ended June 30, 2007 was $1.0 million for continuing operations, which included $0.8 million for restricted stock amortization and $0.2 million for stock option expense. Total stock compensation expense for the six months ended June 30, 2007 was $2.1 million for continuing operations, which included $1.4 million for restricted stock amortization, $0.5 million for stock option expense, and $0.2 million for stock bonuses.
The company recorded stock compensation related to discontinued operations of $0.2 million in the three months ended June 30, 2007. The company recorded $0.2 million and $0.4 million in the six months ended June 30, 2008 and 2007, respectively.
Stock Options
The fair value of each unvested option was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions during the six months ended June 30, 2008 and 2007:

	June 30,	June 30,
	2008	2007
Weighted average fair value of options granted	$1.95	$3.03

Dividend yield	None	None
Risk-free interest rate	2.7%	4.9%
Expected volatility	40%	45%
Expected life (in years)	2.4	2.5
The company uses a dividend yield of “None” in the valuation model for stock options. The company has only paid one cash dividend in its history which was paid in May 2008. This special dividend was related to the proceeds received from the sale of MSG. The company does not anticipate the payment of regular dividends in the future.
The company issued 32,300 and 125,700 stock option grants for the three months and six months ended June 30, 2008, respectively. The company issued 154,650 and 221,910 stock option grants for the three months and six months ended June 30, 2007, respectively.
The company received $0.3 million in proceeds from the exercise of 38,326 options during the three months ended June 30, 2008, and received $0.5 million in proceeds from the exercise of 73,564 options during the six months ended June 30, 2008. The company received $0.1 million in proceeds from the exercise of 11,949 options during the three months ended June 30, 2007, and received $0.5 million in proceeds from the exercise of 66,057 options during the six months ended June 30, 2007.
During the three months and six months ended June 30, 2008, respectively, 725,117 and 1,036,429 stock options were either forfeited or cancelled. Of the options forfeited and canceled in the six months ended June 30, 2008, 597,100 related to MSG employees. As of June 30, 2008, the unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $0.7 million, net of estimated forfeitures to be recognized through 2012 over a weighted average period of 0.9 years.

A summary of the company’s stock option activity and related information follows for the six months ended June 30, 2008:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at December 31, 2007	3,824,912	$9.64
Granted	125,700	7.23
Exercised	(73,564)	7.06
Expired	(901,384)	10.27
Forfeited	(135,045)	9.22

Outstanding at June 30, 2008	2,840,619	$9.43

Exercisable at June 30, 2008	2,443,786	$9.57
The intrinsic value and contractual life of the options outstanding and exercisable at June 30, 2008 were as follows:

	Weighted Average	Intrinsic
	Contractual Life	Value
Options Outstanding	5.75	$2,658
Options Exercisable	5.30	$2,190
The intrinsic value is based on the share price of $9.59 at June 30, 2008.
The intrinsic value of stock options exercised was as follows for the six months ended June 30:

	2008	2007
Intrinsic value of stock options exercised	$59	$187
The following table summarizes information about stock options outstanding under all stock plans at June 30, 2008:

			Options Outstanding		Options Exercisable
			Weighted
			Average	Weighted-		Weighted
Range of		Number	Remaining	Average	Number	Average
Exercise Prices		Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$6.16 —	$7.00	328,275	5.31	$6.73	234,975	$6.75
7.04 —	7.53	374,667	4.95	7.37	341,836	7.37
7.65 —	8.00	292,428	4.53	7.94	287,739	7.94
8.07 —	9.09	353,516	6.52	8.75	275,914	8.76
9.11 —	9.65	284,085	8.22	9.22	164,173	9.22
9.76 —	10.65	285,178	5.68	10.20	234,706	10.27
10.70 —	11.00	292,120	5.63	10.73	284,010	10.72
11.01 —	11.65	353,850	5.66	11.50	343,933	11.52
11.68 —	13.30	269,000	5.56	11.95	269,000	11.95
59.00 —	59.00	7,500	1.59	59.00	7,500	59.00

$6.16 —	$59.00	2,840,619	5.75	$9.43	2,443,786	$9.57
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
The key assumptions used in the valuation model during the six months ended June 30, 2008 and 2007 are provided below:

	June 30,	June 30,
	2008	2007
Dividend yield	None	None
Risk-free interest rate	3.3%	5.0%
Expected volatility	41%	45%
Expected life (in years)	0.5	0.5
The company uses a dividend yield of “None” in the valuation model for shares related to the ESPP. The company has only paid one cash dividend in its history which was paid in May 2008. This special dividend was related to the proceeds received from the sale of MSG. The company does not anticipate the payment of regular dividends in the future.
Restricted Stock – service based
Service based restricted stock is amortized ratably over the vesting period of the applicable shares. These shares typically vest over annual service periods. The shares granted in the six months ended June 30, 2008 vest annually over four years.
The company issued 5,982 and 314,282 restricted awards in the three months and six months ended June 30, 2008, respectively. The company issued 211,722 and 425,852 restricted stock awards in the three months and six months ended June 30, 2007, respectively
During the three months and six months ended June 30, 2008, respectively, 14,382 and 252,595 restricted shares vested. During the three months and six months ended June 30, 2007, respectively, 2,345 and 177,765 restricted shares vested. At June 30, 2008, total unrecognized compensation expense related to restricted stock was approximately $5.9 million, net of forfeitures to be recognized through 2012 over a weighted average period of 1.8 years.
A summary of the company’s service based restricted stock activity follows for the six months ended June 30, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2007	1,148,875	$9.19
Restricted stock awards	314,282	6.81
Restricted shares vested	(252,595)	9.15
Restricted shares cancelled	(205,613)	9.15

Balance at June 30, 2008	1,004,949	$8.46

The intrinsic value of restricted stock vested was as follows for the six months ended June 30:

	2008	2007
Intrinsic value of restricted stock vested	$1,599	$1,682

Performance Shares
The company grants performance based restricted stock rights to certain executive officers. These shares vest upon achievement of defined performance goals such as revenue and earnings. The performance based restricted stock is amortized based on the estimated achievement of the performance goals.
A summary of the company’s performance stock activity and related information follows for the six months ended June 30, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2007	87,000	$10.42
Restricted stock awards	25,000	6.75
Restricted shares vested	(5,330)	6.18
Restricted shares cancelled	(10,326)	10.42

Balance at June 30, 2008	96,344	$9.47

Short Term Incentive Plan
Bonuses related to the company’s Short Term Incentive Plan are paid in the company’s common stock to executives and in cash to non-executives. The shares earned under the plan are issued in the first quarter following the end of the fiscal year. In February 2008, the company issued 82,001 shares, net of shares withheld for payment of withholding tax, for the 2007 Short Term Incentive Plan. In February 2007, the company issued 42,923 shares, net of shares withheld for payment of withholding tax, for the 2006 Short Term Incentive plan
Employee Withholding Taxes on Stock Awards
For ease in administering the issuance of stock awards, the company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. During the six months ended June 30, 2008 and 2007, the company paid $0.7 million and $0.8 million, respectively, for withholding taxes related to stock awards.
Stock Repurchases
The company repurchased 1,883,269 shares at an average price of $9.04 during the three months ended June 30, 2008 and the company repurchased 3,022,616 shares at an average price of $8.15 during the six months ended June 30, 2008. As of June 30, 2008, the company has completed all share repurchases under terms of all share repurchase programs. The company repurchased 146,084 shares during the three months and six months ended June 30, 2007.
10. Comprehensive Income
The following table provides the calculation of other comprehensive income for the three months and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Income (loss) from continuing operations	$530	$(3,231)	$1,007	$(3,956)
Other comprehensive income (loss):
Foreign currency translation adjustments	(73)	29	(22)	63
Unrealized gain on investments	14	—	14	—

Comprehensive income (loss) from continuing operations	471	(3,202)	999	(3,893)
Income (loss) from discontinued operations, net of tax	187	24	36,878	(9)

Total comprehensive income (loss)	$658	$(3,178)	$37,877	$(3,902)

11. Restructuring
UMTS Restructuring
In 2007, the company exited its operations related to its Universal Mobile Telecommunications System (“UMTS”) antenna product line. The company closed its research and development facility in Dublin, Ireland as well as a related engineering satellite office in the United Kingdom, and discontinued the UMTS portion of its contract manufacturing, which was located in St. Petersburg, Russia.
The company recorded a cumulative $2.0 million of restructuring costs in 2007 related to the exit of its UMTS antenna product line. The company recorded $0.1 million of restructuring expense in the six months ended June 30, 2008 to adjust the UMTS restructuring reserve. The company paid $1.3 million for manufacturing obligations during the six months ended June 30, 2008.
The following table summarizes the UMTS restructuring activity during 2008 and the status of the reserves at June 30, 2008:

	Accrual				Accrual
	Balance at		Cash	Non-cash	Balance at
	December	Restructuring	Payments/	Settlements/	June
	2007	Expense	Receipts	Adjustments	2008
Manufacturing obligations, net	$1,239	$52	$(1,343)	$52	$—

	$1,239	$52	$(1,343)	$52	$—

Corporate Overhead
In the first quarter ended March 31, 2008 and six months ended June 30, 2008, the company incurred restructuring expense of $0.3 million for employee severance costs related to the company’s plan to reduce corporate overhead.
12. Short Term Debt
Short-term borrowings were as follows at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Line of Credit	$—	$107
The borrowings for the company’s Chinese subsidiary were denominated in Chinese Yuan and the weighted average interest rate on these borrowings was 7.2% and 6.8% during the six months ended June 30, 2008 and 2007, respectively. In April 2008, the company repaid the loan at the company’s Tianjin, China subsidiary from working capital.
13. Commitments and Contingencies
Warranties and Sales Returns
The company allows its major distributors and certain other customers to return unused product under specified terms and conditions. In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists”, the company accrues for product returns at the time of original sale based on historical sales and return trends. The company’s allowance for sales returns was $222 and $216 at June 30, 2008 and December 31, 2007, respectively.
The company offers repair and replacement warranties of primarily two years for antennas products and one year for scanners and receivers. The company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The company reports warranty reserves as a current liability included in accrued liabilities. The warranty reserve was $194 and $193 at June 30, 2008 and December 31, 2007, respectively.

14. Income Taxes
For the six months ended June 30, 2008, the company recorded income tax expense of $1.8 million for continuing operations. This tax expense represents a projected effective rate of 63.7%. The tax rate for the six months ended June 30, 2008 differs from the statutory rate of 35% primarily due to permanent tax differences and due to valuation allowances for certain temporary tax differences. During the six months ended June 30, 2008, the company recognized $1.5 million of tax benefits in additional paid in capital related to equity compensation benefits.
The tax rate of 17.1% for the six months ended June 30, 2007 differs from the statutory rate of 35% because we provided valuation allowances on the deferred tax assets.
Significant management judgment is required to assess the likelihood that the company’s deferred tax assets will be recovered from future taxable income. During the three months ended December 31, 2007, the company released a valuation allowance of $7.9 million because of the company generated taxable income in January 2008 from the gain on sale of MSG. The company maintains a valuation allowance of $11.0 million against deferred tax assets because of uncertainties regarding whether they will be realized.
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
15. Industry Segment, Customer and Geographic Information
The company operates in two business segments: BTG and Licensing. In January 2008, the company sold MSG to Smith Micro. The segment information for the three months and six months ended June 30, 2007 has been restated to reflect the company’s current segment reporting structure as MSG was reported as a separate segment in the Form 10-Q for the three months and six months ended June 30, 2007. Intercompany sales and profits are eliminated.
PCTEL’s chief operating decision maker, its chief executive officer, uses only the below measures in deciding how to allocate resources and assess performance among the segments.

The results of operations by segment are as follows:

	BTG	LICENSING	TOTAL
Three months ended June 30, 2008
Revenue	$20,240	$34	$20,274
Gross Profit	9,676	32	9,708
Operating Expenses			8,803
Operating Income			$905

	BTG	LICENSING	TOTAL
Three months ended June 30, 2007
Revenue	$16,176	$324	$16,500
Gross Profit	7,022	320	7,342
Operating Expenses			10,744
Operating Loss			$(3,402)

	BTG	LICENSING	TOTAL
Six months ended June 30, 2008
Revenue	$38,434	$140	$38,574
Gross Profit	18,339	136	18,475
Operating Expenses			17,141
Operating Loss			$1,334

	BTG	LICENSING	TOTAL
Six months ended June 30, 2007
Revenue	$32,518	$599	$33,117
Gross Profit	14,179	592	14,771
Operating Expenses			19,949
Operating Loss			$(5,178)
The company’s revenues to customers outside of the United States, as a percent of total revenues for the three months and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Region
Europe	33%	19%	33%	21%
Asia Pacific	5%	6%	5%	6%
Other Americas	11%	7%	7%	6%

	49%	32%	45%	33%

Revenue from the company’s major customers representing 10% or more of total revenues for the three months and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Customer
Ericsson Tems AB	18%	8%	17%	7%
16. Benefit Plans
401(k) Plan
The 401(k) plan covers all of the domestic employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k) plan. The company made employer contributions of $130 and $270 to the 401(k) plan for the three months and six months ended June 30, 2008 respectively. The company made employer contributions of $162 and $342 to the 401(k) plan for the three months and six months ended June 30, 2007, respectively.
Foreign Employee Benefit Plans
The company contributes to various retirement plans for foreign employees. The company made contributions of approximately $20 and $40 to these plans for the three months and six months ended June 30, 2008, respectively. The company made contributions of approximately $24 and $36 to these plans for the three months and six months ended June 30, 2007, respectively.
Executive Deferred Compensation Plan
The company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses with a minimum of $1,500. In addition, the company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments either over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. The company’s deferred compensation obligation was $0.9 million and $1.0 million included in Other Long-Term Accrued Liabilities at June 30, 2008 and December 31, 2007, respectively. The company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Assets.
17. Dividends
On May 30, 2008, the company paid a special cash dividend of $0.50 per share to shareholders of record as of May 15, 2008. The total amount paid to shareholders was $10.3 million. The dividend was related to the proceeds received from the sale of MSG. The company does not anticipate the payment of regular dividends in the future.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on March 21, 2008. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, gross profits, costs and expenses and revenue mix. These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar import. Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements.
Introduction
PCTEL focuses on wireless broadband technology related to propagation and optimization. We design and develop innovative antennas that extend the reach of broadband and other wireless networks and that simplify the implementation of those networks. We provide highly specialized software-defined radios that facilitate the design and optimization of broadband wireless networks. We supply our products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, Value Added Resellers (“VARs”) and other Original Equipment Manufacturers (“OEMs”). Additionally, we have licensed our intellectual property, principally related to a discontinued modem business, to semiconductor, PC manufacturers, modem suppliers, and others.
We operate in two separate product segments: a Broadband Technology Group (“BTG”) and Licensing. BTG includes our Antenna Products Group and RF Solutions Group. PCTEL maintains expertise in several technology areas. These include digital signal processing (“DSP”) chipset programming, radio frequency, software engineering, mobile, antenna design and manufacture, mechanical engineering, product quality and testing, advanced algorithm development, and cellular engineering.
On January 4, 2008, we sold our Mobility Solutions Group (“MSG”) to Smith Micro Software, Inc. (NASDAQ: SMSI) (“Smith Micro”). MSG produced mobility software products for WiFi, Cellular, IP Multimedia Subsystem (“IMS”), and wired applications. The financial results for MSG are presented in the financial statements as discontinued operations.
On March 14, 2008, we acquired the assets of Bluewave Antenna Systems, Ltd (“Bluewave”). The Bluewave product line augments our Land Mobile Radio (“LMR”) and Private Mobile Radio (“PMR”) antenna product line.
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

Results of Operations
Three Months and Six Months Ended June 30, 2008 and 2007
Revenues

	BTG	LICENSING	TOTAL
Three months ended June 30, 2008
Revenue	$20,240	$34	$20,274
Percent change from year ago period	25.1%	(89.5)%	22.9%

Three months ended June 30, 2007
Revenue	$16,176	$324	$16,500
Percent change from year ago period	(3.2)%	(95.6)%	(31.5)%

Six months ended June 30, 2008
Revenue	$38,434	$140	$38,574
Percent change from year ago period	18.2%	(76.6)%	16.5%

Six months ended June 30, 2007
Revenue	$32,518	$599	$33,117
Percent change from year ago period	(0.8)%	(92.3)%	(18.3)%
BTG revenues were approximately $20.2 million for the three months ended June 30, 2008, an increase of 25% from the prior year period. Both scanning receivers and antenna revenues were higher in the three months ended June 30, 2008 versus 2007. Scanning receivers contributed 21% of the revenue growth and antennas provided 4% of the revenue growth. BTG revenues were approximately $38.4 million for the six months ended June 30, 2008, an increase of 18% from the prior year period. In the six months ended June 30, 2008 versus the six months ended June 30, 2007, scanning receivers contributed 14% of the revenue growth and antennas provided 4% of the revenue growth. The revenue growth for scanning receivers is primarily due to rollout of UMTS networks and the related need for 3G scanners. The revenue growth for antennas is primarily due to acquisition of Bluewave in March 2008.
Licensing revenues were approximately $34 in the three months ended June 30, 2008 compared to $324 for the same period in 2007. Licensing revenues were approximately $140 in the six months ended June 30, 2008 compared to $599 for the same period in 2007. The decline in licensing revenues was expected and we expect minimal modem licensing revenue going forward because we have sold or divested most of our modem patents.

Gross Profit

	BTG	LICENSING	TOTAL
Three months ended June 30, 2008
Gross profit	$9,676	$32	$9,708
Percentage of revenue	47.8%	94.1%	47.9%
Percent of revenue change from year ago period	4.4%	(4.7)%	3.4%

Three months ended June 30, 2007
Gross profit	$7,022	$320	$7,342
Percentage of revenue	43.4%	98.8%	44.5%
Percent of revenue change from year ago period	1.4%	(1.2)%	(15.3)%

Six months ended June 30, 2008
Gross profit	$18,339	$136	$18,475
Percentage of revenue	47.7%	97.1%	47.9%
Percent of revenue change from year ago period	4.1%	(1.7)%	3.3%

Six months ended June 30, 2007
Gross profit	$14,179	$592	$14,771
Percentage of revenue	43.6%	98.8%	44.6%
Percent of revenue change from year ago period	3.1%	(1.1)%	(7.3)%
The increase in overall gross profit as a percentage of revenues for the three months and six months ended June 30, 2008 compared to the prior periods in the comparable year is primarily due to higher BTG margins. Higher BTG margins offset lower mix of licensing revenues in the three months and six months ended June 30, 2008.
BTG margin was 47.8% in the three months ended June 30, 2008 and 47.7% in the six months ended June 30, 2008, approximately 4.4% and 4.1% better than the comparable periods in fiscal 2007. The margin improvement reflects favorable product mix of scanning receiver revenues. Going forward we expect revenue growth in antenna products that will bring the long-term gross profit in this segment to be between 43 and 45 percent.
Licensing margin was approximately 94.1% for the three months ended June 30, 2008 and 98.8% for the three months ended June 30, 2007. The margin was approximately 97.1% for the six months ended June 30, 2008 and 98.8% for the six months ended June 30, 2007. The decline in margin is due to lower revenues.
Research and Development

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Research and development	$2,609	$2,646	$4,795	$5,225
Percentage of revenues	12.9%	16.0%	12.4%	15.8%
Percent change from year ago period	(1.4)%	(20.7)%	(8.2)%	(16.4)%
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
Research and development expenses were virtually unchanged for the three months ended June 30, 2008 compared to the same period in 2007 and $0.4 million lower in the six months ended June 30, 2008 compared to the same period in 2007. For the three months ended June 30, 2008, investments in headcount for scanning receivers and expenses for an engineering design center in China for antennas offset the reduction in expense related to the exit from the UMTS antenna product operations in the second quarter 2007. For the six month period, the decrease is primarily due to our exit from UMTS antenna product operations and related closure of our engineering offices in Ireland and the United Kingdom.
Sales and Marketing

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Sales and marketing	$2,874	$2,670	$5,637	$5,408
Percentage of revenues	14.2%	16.2%	14.6%	16.3%
Percent change from year ago period	7.6%	(16.5)%	4.2%	(19.7)%
Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.
Sales and marketing expenses were approximately $0.2 million higher for the three months and six months ended June 30, 2008, respectively compared to the same periods in fiscal 2007. The increase in expense is due to headcount additions primarily in new international locations.
General and Administrative

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
General and administrative	$2,981	$3,128	$5,753	$6,570
Percentage of revenues	14.7%	19.0%	14.9%	19.8%
Percent change from year ago period	(4.7)%	(16.0)%	(12.4)%	(12.1)%
General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.
General and administrative expenses decreased approximately $0.1 million for the three months ended June 30, 2008 compared to the same period in 2007. This expense decrease is due to lower expenses for corporate overhead. For the six months ended June 30, 2008, general and administrative expenses decreased $0.8 million compared to the same period in 2007. Approximately $0.3 million of the decrease is due to the positive impact from our exit from UMTS antenna product operations in Ireland and the remainder of the decrease is due to lower expenses for corporate overhead. Corporate overhead expenses declined because we streamlined our corporate overhead structure after the MSG sale.
Amortization of Intangible Assets

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Amortization of other intangible assets	$552	$476	$992	$1,172
Percentage of revenues	2.7%	2.9%	2.6%	3.5%
Amortization expense increased approximately $0.1 million in the three months ended June 30, 2008 compared to the same period in 2007, and declined $0.2 million in the six months ended June 30, 2008 compared to the same period in 2007. The increase in the three months ended June 30, 2008 was due to the purchase of Bluewave in 2008. The $0.2 million decrease for the six months ended June 30, 2008 includes a reduction of $0.2 million because the intangible assets related to the assets acquired from DTI in 2003 were fully amortized in March 2007, a reduction of $0.1 million because the intangible assets related to the UMTS product line were written off in 2007, and an increase of $0.1 million related to amortization for Bluewave intangible assets. The intangible assets related to UMTS antennas were written off in 2007 because we exited UMTS antenna product operations during the second quarter of 2007.

Restructuring Charges

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Restructuring charges	$(13)	$2,074	$364	$2,074
Percentage of revenues	(0.1)%	12.6%	0.9%	6.3%
For the three months ended June 30, 2008, restructuring charges related to adjustments to our UMTS restructuring reserve. For the six months ended June 30, 2008, we incurred charges of $0.3 million related to corporate overhead restructuring and $0.1 million related to adjustments to our UMTS restructuring reserves.
In January 2008, we streamlined our corporate overhead structure to reduce general and administrative expenses. In 2007, we exited from UMTS antenna product operations. We closed our research and development facility in Dublin, Ireland as well as a related engineering satellite office in the United Kingdom, and discontinued the UMTS portion of our contract manufacturing, which was located in St. Petersburg, Russia.
Gain on sale of assets and related royalties

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Gain on sale of assets and related	$200	$250	$400	$500
Percentage of revenues	1.0%	1.5%	1.0%	1.5%
All royalty amounts represent royalties from Conexant. Under terms of the agreement with Conexant, the minimum royalty payments declined from $250 per quarter in 2007 to $200 per quarter in 2008. Payments under the royalty agreement with Conexant run through June 30, 2009.
Other Income, Net

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Other income, net	$652	$847	$1,437	$1,800
Percentage of revenues	3.2%	5.1%	3.7%	5.4%
Other income, net, consists primarily of interest income and also foreign exchange gains and losses and interest expense. Other income, net declined for the three months ended June 30, 2008 compared to the same period in fiscal 2007 due to lower interest income as a result of lower interest rates. Other income, net was lower for the six months ended June 30, 2008 compared to the same period in fiscal 2007 due to the negative impact of approximately $0.5 million loss of value resulting from a mark to market adjustment. In December 2007, we recorded in “Short-Term Investment Securities” cash and investments held in the Bank of America affiliated Columbia Strategic Cash Portfolio, a private placement enhanced money market mutual fund (“CSCP”). The fund was closed to new subscriptions or redemptions in December 2007. In the three months ended March 31, 2008, we recognized a loss of approximately $0.5 million, included in “Other Income, net” related to the estimated fair value of this fund. The fair value was determined from the net asset value provided by Columbia management. In the three months ended June 30, 2008 and 2007, we recorded foreign exchange gains/ (losses) of $52 and ($76), respectively. In the six months ended June 30, 2008 and 2007, we recorded foreign exchange gains/ (losses) of $218 and ($103), respectively.
Provision for Income Taxes

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Provision for income taxes	$1,027	$676	$1,764	$578
Effective tax rate	66.0%	-26.5%	63.7%	-17.1%

The tax rate for the three months and six months ended June 30, 2008 differs from the statutory rate of 35% primarily because of valuation allowances for certain temporary differences.
The tax rate for the three months and six months ended June 30, 2007 differs from the statutory rate of 35% because we provided valuation allowances on our deferred tax assets. We reversed $7.9 million of valuation allowances in the quarter ended December 31, 2007. The sale of MSG in January 2008 reasonably assured the realization of these deferred tax assets.
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
Discontinued operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income (loss) from discontinued	$187	$24	$36,878	$(9)
operations
Discontinued operations for the three months ended June 30, 2008 included a $0.1 million benefit for state income taxes. Discontinued operations for the six months ended June 30, 2008 includes the gain on sale of MSG of $60.3 million in addition to net loss from operations of $0.3 million and income tax expense of $23.2 million. Discontinued operations for the six months ended June 30, 2007 included net operating loss of $29. The net operating loss of $0.4 million for the six months ended June 30, 2008 was worse than the comparable period last year because the period ended June 30, 2008 only included revenue through the date of the sale of MSG on January 4, 2008.
Stock-based compensation expense
In the three months and six months ended June 30, 2008, we recognized stock-based compensation expense of $1.4 million and $2.6 million in the condensed consolidated statements of operations for continuing operations.
Total stock compensation expense for the three months ended June 30, 2008, respectively, included $0.8 million of restricted stock amortization, $0.4 million for stock bonuses, and $0.1 million for stock option and stock purchase plan expenses. Total stock compensation expense for the six months ended June 30, 2008 included $1.6 million of restricted stock amortization, $0.6 million for stock bonuses, and $0.4 million for stock option and stock purchase plan expenses.
Total stock compensation expense for the three months ended June 30, 2007 was $1.0 million for continuing operations, which included $0.8 million for restricted stock amortization and $0.2 million for stock option expense. Total stock compensation expense for the six months ended June 30, 2007 was $2.1 million for continuing operations, which included $1.4 million for restricted stock amortization, $0.5 million for stock option expense, and $0.2 million for stock bonuses.
The following table summarizes the stock-based compensation expense by income statement line item for the three months and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of goods sold	$124	$88	$216	$187
Research and development	148	84	302	224
Sales and marketing	237	162	392	301
General and administrative	904	645	1,652	1,416

Total continuing operations	1,413	979	2,562	2,128

Discontinued operations	—	159	187	406

Total	$1,413	$1,138	$2,749	$2,534

Liquidity and Capital Resources

	Six Months Ended	Six Months End
	June 30, 2008	June 30, 2007
Net income (loss) from continuing operations	$1,007	$(3,956)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	2,568	4,660
Changes in operating assets and liabilities	2,977	(2,318)

Net cash provided by (used in) operating activities	$6,552	$(1,614)
Net cash provided by investing activities	7,537	10,732
Net cash used in financing activities	(32,810)	(749)
Net cash provided by discontinued operations	50,253	1,096
Cash and cash equivalents at the end of period	$58,158	$68,644
Short-term investments at end of period	11,609	—
Long-term investments at end of period	14,873	—
Short-term borrowings at end of period	$—	$770
Liquidity and Capital Resources Overview
At June 30, 2008, our cash and investments were approximately $84.6 million and we had working capital of $76.0 million. Our primary source of liquidity is cash provided by operations, with short term swings in liquidity supported by a significant balance of cash and short-term investments. The original source of the cash and short-term investments is a public offering of our common stock made in 1999. During the subsequent years the balance has fluctuated with acquisition events, large modem licensing agreements, and the repurchase of our common shares.
Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. We expect this historical trend to continue in the future.
Within investing activities, capital spending historically ranges between 4% and 6% of our BTG revenue. The primary use of capital is for BTG’s manufacturing and development engineering requirements. We historically have significant transfers between investments and cash as we rotate our large cash and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balance from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.
Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through our ESPP, and used funds to repurchase shares of our common stock through our share repurchase programs. The result of this activity being a net use of funds versus a net generator of funds is largely dependent on our stock price during any given year.
Operating Activities:
We generated $6.6 million of funds from operating activities for the six months ended June 30, 2008. The income statement was a net generator of $3.6 million of funds through net income, depreciation, amortization, stock based compensation and restructuring. The balance sheet provided $3.0 million of funds, primarily through the collection of accounts receivables of $2.6 million and increase of accounts payable of $1.0 million. The receivable collections included $1.7 million of MSG accounts receivables from December 31, 2007 that were retained by us while the other $0.9 million was due to the decrease in second quarter revenues versus fourth quarter revenues. The increase in accounts payable was due to receipts of raw materials in the second quarter related to third quarter customer demand.
We used $1.6 million of funds from operating activities for the six months ended June 30, 2007. The income statement was a net generator of $0.7 million of funds through net income, depreciation, amortization, stock based compensation and restructuring. The balance sheet was also a net user of $2.3 million of funds due to increases in inventories of $2.9 million and accounts receivable of $1.9 million. The increase in inventories was due to purchases of antenna raw material inventory to meet the customer demand in the second half of 2007. The increase in accounts receivables was due to the calendarization of second quarter 2007 revenues versus the comparable period in the prior year.
Investing Activities:
Our investing activities provided $7.5 million of funds in the six months ended June 30, 2008. Redemptions from the CSCP provided $18.5 million in funds and we rotated $6.5 million to other short-term and long-term investments. We used $3.9 million for the purchase of Bluewave in March 2008, and $0.9 million for capital expenditures. Capital expenditures during the six months ended June 30, 2008 were 2% of BTG revenues, below the historical range of 4% to 6% of BTG revenues. Lower capital expenditures than our historical trend are reflective of our exit from UMTS antenna operations in 2007 and reduced capital expenditures for information systems. We expect the capital expenditures to be within the historical range for the full year. We received $0.4 million from the sale and related royalties of its modem business to Conexant in 2003. There are maximum royalty payments under that sale of $0.8 million in 2008 and $0.4 million in 2009.
In December 2007, we received notification that the CSCP, in which we had invested $38.9 million as of December 31, 2007, was being closed to new subscriptions or redemptions, resulting in our inability to immediately redeem our investments for cash. The fair value of our investment in this fund as of December 31, 2007 was estimated to be $38.9 million based on the net asset value of the fund, and was classified as “Short-Term Investments” on our Consolidated Balance Sheet. At June 30, 2008, the fair value of our investment in this fund was $20.0 million. We classified $9.5 million as “Long-Term Investments”, and the remainder included in “Short-Term Investments”. During the first quarter 2008, we recognized a loss of $0.5 million, included in “Other Income, net” related to the estimated realizable value of this fund. We expect to receive cash redemptions for our remaining investment during 2008 through 2010.
Our investing activities provided $10.7 million of funds in the six months ended June 30, 2007. With redemptions of short-term investments, we rotated $11.7 million into cash and cash equivalents. Capital expenditures were $1.4 million, or 4% of BTG revenue, which fell within the historical range of 4% to 6% of BTG revenue. We received $0.5 million from the sale and related royalties of its modem business to Conexant in 2003. There were no acquisitions in the six months ended June 30, 2007.
Financing Activities:
Our financing activities consumed $32.8 million of funds for the six months ended June 30, 2008. We used $24.6 million to repurchase our common stock under share repurchase programs. We used $10.3 million for a $0.50 per share special cash dividend. We generated $0.7 million from the proceeds from the sale of common stock related to stock option exercises and shares purchased through the ESPP. Tax benefits from stock compensation and proceeds from the sale of common stock related to stock option exercises and shares purchased through the ESPP generated $1.5 million. In April 2008, we used $0.1 million to repay a short-term loan for our Tianjin, China subsidiary.
During the six months ended June 30, 2007, we used $1.4 million to repurchase our common stock under share repurchase programs, but we generated $0.8 million from the proceeds from the sale of common stock related to stock option exercises and shares purchased through the ESPP. We also repaid $0.1 million in borrowing in Dublin, Ireland because we liquidated our Irish subsidiary following the exit from UMTS antenna operations.
Discontinued Operations
Discontinued operations provided $50.3 million and $1.1 million in cash during the six months ended June 30, 2008 and 2007, respectively. The $50.3.million contribution in 2008 includes the gain related to the sale of substantially all of the assets of the MSG for total cash consideration of $59.7 million to Smith Micro, before estimated tax payments. The $1.1 million contribution from discontinued operations in 2007 is primarily due to an increase in deferred revenue resulting from cash received for 2007 maintenance contracts.
Cash requirements
Our tax liability of$12.2 million at June 30, 2008 for both continuing and discontinued operations will be paid over the next two quarters. We believe that the existing sources of liquidity, consisting of cash, short-term investments and cash from operations, will be sufficient to meet these requirements and working capital needs for the foreseeable future. We continue to evaluate opportunities for development of new products and potential acquisitions of technologies or businesses that could complement the business. We may use available cash or other sources of funding for such purposes.

Contractual Obligations and Commercial Commitments
As of June 30, 2008, we had operating lease obligations of approximately $2.2 million through 2013. As of June 30, 2008, we had purchase obligations of $7.6 million for the purchase of inventory, as well as for other goods and services, in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.
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
Item 3: Quantitative and Qualitative Disclosures about Market Risk
See our 2007 Annual Report on Form 10-K (Item 7A). As of June 30, 2008, there have been no material changes in this information.
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
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Shares Purchased		Shares Repurchased	of Shares That May
	Total Number	Average Price	as Part of Publicly	be Purchased
	of Shares	Paid per Share	Announced Programs	Under the Programs
April 1, 2008 — April 30, 2008	49,358	8.19	4,116,731	1,883,269
May 1, 2008 — May 31, 2008	1,229,085	8.73	5,395,174	604,826
June 1, 2008 — June 30, 2008	604,826	9.75	6,000,000	—
Between 2002 and 2007, our Board of Directors authorized the repurchase of up to 6,000,000 shares of our common stock. Through December 31, 2007, we had repurchased 2,977,384 shares under repurchase programs. In the three months ended June 30, 2008, we repurchased 1,883,269 shares for $17.0 million. In the six months ended June 30, 2008, we repurchased 3,022,616 shares for $24.6 million. As of June 30, 2008, all shares under existing share repurchase programs have been purchased.
Item 4: Submission of Matters to a Vote of Security Holders
We held our 2008 Annual Meeting of Stockholders on June 10, 2008 in Bloomingdale, Illinois. We solicited votes by proxy pursuant to proxy solicitation materials delivered to our stockholders on or about April 25, 2008. The following is a brief description of matters voted on at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstains:
1. Election of Steven D. Levy, Giacomo Marini, and Martin H. Singer as Class III directors until the Annual Meeting of Stockholders in 2011:

	FOR	WITHHELD
Steven D. Levy	15,544,990	344,447
Giacomo Marini	15,232,058	657,379
Martin H. Singer	15,305,860	583,577
The terms of office of Dick Alberding, John Sheehan, Brian Jackman, and Carl Thomsen continued after the meeting.
2. Ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

VOTES	VOTES
FOR	AGAINST	ABSTAIN
15,883,277	3,610	2,550
Item 6: Exhibits

Exhibit No.	Description	Reference

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Setion 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
A Delaware Corporation
(Registrant)

/s/ Martin H. Singer
Martin H. Singer
Chairman of the Board and
Chief Executive Officer
Date: August 7, 2008