Form 10-Q
period 2008-09-30
PC TEL INC
filed 2008-11-10
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number 000-27115
PCTEL, Inc.
(Exact Name of Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0364943 (I.R.S. Employer Identification Number)

471 Brighton Drive, Bloomingdale, IL (Address of Principal Executive Office)	60108 (Zip Code)
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,236,973 as of November 7, 2008

PCTEL, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2008

PCTEL Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands except per share amounts)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,681	$26,632
Short-term investment securities	13,969	38,943
Accounts receivable, net of allowance for doubtful accounts of $154 and $227, respectively	15,181	16,082
Inventories, net	9,330	9,867
Deferred tax assets, net	988	1,591
Prepaid expenses and other assets	2,316	1,800
Assets held for sale	485	—

Total current assets	95,950	94,915
PROPERTY AND EQUIPMENT, net	12,697	12,136
LONG-TERM INVESTMENT SECURITIES	12,662	—
GOODWILL	17,119	16,770
OTHER INTANGIBLE ASSETS, net	5,758	4,366
DEFERRED TAX ASSETS, net	3,175	4,863
OTHER ASSETS	834	1,022
ASSETS OF DISCONTINUED OPERATIONS	—	1,807

TOTAL ASSETS	$148,195	$135,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,437	$956
Accrued liabilities	5,220	8,403
Short term debt	—	107

Total current liabilities	6,657	9,466
LONG-TERM LIABILITIES	1,035	1,192
LIABILITIES OF DISCONTINUED OPERATIONS	—	654

Total liabilities	7,692	11,312

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,750,588 and 21,916,902 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	19	22
Additional paid-in capital	142,439	165,108
Accumulated deficit	(1,986)	(40,640)
Accumulated other comprehensive income	31	77

Total stockholders’ equity	140,503	124,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,195	$135,879

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, Inc.
Condensed Condensed Statements of Operations
(unaudited, in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
CONTINUING OPERATIONS
REVENUES	$20,087	$17,626	$58,661	$50,743
COST OF REVENUES	10,527	9,753	30,627	28,099

GROSS PROFIT	9,560	7,873	28,034	22,644

OPERATING EXPENSES:
Research and development	2,591	2,156	7,387	7,381
Sales and marketing	2,543	2,825	8,180	8,233
General and administrative	2,619	3,129	8,372	9,700
Amortization of other intangible assets	552	408	1,544	1,579
Restructuring charges	—	(152)	364	1,922
Impairment charge	882	—	882	—
Gain on sale of assets and related royalties	(200)	(250)	(600)	(750)

Total operating expenses	8,987	8,116	26,129	28,065

OPERATIONS	573	(243)	1,905	(5,421)
OTHER INCOME, NET	120	820	1,557	2,620

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	693	577	3,462	(2,801)
PROVISION (BENEFIT) FOR INCOME TAXES	(10,216)	34	(8,451)	612

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	10,909	543	11,913	(3,413)

DISCONTINUED OPERATIONS
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PROVISION	157	98	37,035	89

NET INCOME (LOSS)	$11,066	$641	$48,948	$(3,324)

Basic Earnings per Share:
Income (Loss) from Continuing Operations	$0.60	$0.03	$0.61	$(0.16)
Income from Discontinued Operations	$0.01	$0.00	$1.90	$0.00
Net Income (Loss)	$0.61	$0.03	$2.51	$(0.16)

Diluted Earnings per Share:
Income (Loss) from Continuing Operations	$0.58	$0.03	$0.60	$(0.16)
Income from Discontinued Operations	$0.01	$0.00	$1.87	$0.00
Net Income (Loss)	$0.59	$0.03	$2.48	$(0.16)

Weighted average shares — Basic	18,164	20,823	19,525	20,981
Weighted average shares — Diluted	18,709	20,970	19,761	20,981
The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities:
Net Income (Loss)	$48,948	$(3,324)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations	(37,035)	(89)
Depreciation and amortization	2,956	2,881
Impairment charge	882	—
Amortization of stock based compensation	3,469	3,157
Loss from short-term investments	696	—
Gain on sale of assets and related royalties	(600)	(750)
Gain (loss) on disposal/sale of property and equipment	39	(21)
Restructuring costs	(1,239)	1,623
Payment of withholding tax on stock based compensation	(937)	(889)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	917	(832)
Inventories	(248)	(2,305)
Prepaid expenses and other assets	(314)	67
Accounts payable	467	1,547
Income taxes payable	(8)	695
Other accrued liabilities	(2,053)	(2,128)
Deferred tax assets	2,291	—
Deferred revenue	(30)	(425)

Net cash provided by operating activities	18,201	(793)

Investing Activities:
Capital expenditures	(1,956)	(2,181)
Proceeds from disposal of property and equipment	35	29
Purchase of short-term investment	(12,739)	(19,977)
Redemptions of short-term investments	24,354	31,600
Proceeds on sale of assets and related royalties	600	750
Purchase of assets/businesses	(3,930)	—

Net cash provided by investing activities	6,364	10,221

Financing Activities:
Proceeds from issuance of common stock	2,239	1,108
Payments for repurchase of common stock	(29,621)	(5,504)
Tax benefit from stock option exercises	1,979	—
Cash Dividend	(10,294)	—
Repayments of short-term borrowings	(112)	154

Net cash used in financing activities	(35,809)	(4,242)

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(105)	1,706
Net cash provided by (used in) investing activities	38,479	(328)
Net cash provided by financing activities	—	—

Net increase in cash and cash equivalents	27,130	6,564
Effect of exchange rate changes on cash	(81)	186
Cash and cash equivalents, beginning of year	26,632	59,148

Cash and Cash Equivalents, End of Period	$53,681	$65,898

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2008
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2007.
Nature of Operations
During the three months and nine months ended September 30, 2008, the company operated in two business segments: the Broadband Technology Group (“BTG”) and Licensing. In 2007, the company operated in a third business segment, the Mobility Solution Group (“MSG”). On January 4, 2008, the company completed the sale of the Mobility Solutions Group to Smith Micro, Inc. At December 31, 2007, the applicable assets and liabilities of MSG were recorded as assets of discontinued operations. As required by GAAP, the condensed consolidated financial statements separately reflect the MSG operations as discontinued operations for all periods presented. The company recorded the gain on sale in discontinued operations in the quarter ended March 31, 2008. The company recorded the operating results of MSG as discontinued operations for the three months and nine months ended September 30, 2008 and 2007.
Basis of Consolidation and Foreign Currency Translation
The company uses the United States dollar as the functional currency for the financial statements. The company uses the local currency as the functional currency for its subsidiaries in China (Yuan), Ireland (Euro), United Kingdom (Pounds Sterling), Malaysia (Ringgit), and India (Rupee). Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. All gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net were ($134) and $84 for the three months and nine months ended September 30, 2008, respectively. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $76 and $179 for the three months and nine months ended September 30, 2007, respectively.
Reclassifications
Certain previously reported amounts have been reclassified to conform to the current year’s presentation of continuing and discontinued operations.
Recent Accounting Pronouncements
In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension. FSP No. FAS 142-3 will be effective for fiscal years beginning after December 15, 2008. The company does not expect FSP No. FAS 142-3 to have a material impact on the consolidated financial statements.
In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight

Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The company does not expect SFAS 162 to have a material impact on the consolidated financial statements.
In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP No. APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 will be effective for fiscal years beginning after December 15, 2008. The company does not expect FSP No. APB 14-1 to have a material impact on the consolidated financial statements.
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
In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. The company is currently evaluating the impact of adopting FAS 141R on the consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.
In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The company does not expect FAS 160 to have a material impact on the consolidated financial statements.
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. The company adopted this statement effective January 1, 2008. The adoption of SFAS 159 did not have a material impact on the consolidated financial statements.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The company adopted this statement effective January 1, 2008. The adoption of FAS 157 did not have a material impact on the consolidated financial statements.
Effective January 2007, the company adopted provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 14 on Income Taxes for a discussion of FIN 48.
2. Cash and Cash Equivalents and Investments
At September 30, 2008, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At September 30, 2008 and December 31, 2007, the company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The company restricts its investments in money market funds to those invested 100% in either short term U.S. Government Agency securities or bank repurchase agreements collateralized by the these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).

At September 30, 2008, the company owns shares with a recorded value of approximately $13.9 million in a Bank of America affiliated fund, the Columbia Strategic Cash Portfolio (“CSCP”). The CSCP is an enhanced cash money market fund that has been negatively impacted by the recent turmoil in the credit markets. This investment is classified as available for sale and is carried at fair value. In December 2007, the CSCP was closed to new subscriptions and redemptions, and changed its method of valuing shares from the amortized cost method to the market value of the underlying securities of the fund. The CSCP’s manager is in the process of liquidating the fund and returning cash to the shareholders. During the nine months ended September 30, 2008, the company received approximately $24.4 million in share liquidation payments. In the nine months ended September 30, 2008, the company incurred unrealized losses of $0.7 million in net asset value from the CSCP marking the underlying assets of the fund to market. The loss in net asset value was recorded in the company’s income statement as a reduction of “Other Income, Net”. Starting in December 2007 through September 30, 2008, the company has recorded cumulative losses on its CSCP investment of $1.2 million. At September 30, 2008, approximately $0.6 million of these losses have been realized through share liquidation payments and approximately $0.6 million remains unrealized.
The CSCP fund manager provides a report of the CSCP fund share net asset value to shareholders on a daily basis, a report of the CSCP underlying securities holdings on a monthly basis, and a report of the liquidation status on a monthly basis. The CSCP fund shares are not tradable. In order to determine the fund’s net asset value, the CSCP fund manager utilizes a combination of unadjusted quoted prices in active markets for identical assets (Level 1 inputs), unadjusted quoted prices for identical or similar assets in both active and inactive markets (Level 2 inputs), and unobservable inputs for distressed assets (Level 3 inputs). They do not disclose the amount of net asset value attributable to each level. The net asset value per fund share provided by the CSCP fund manager is used by management as the basis for its determination of fair value of the CSCP fund shares. The company classifies that input in its entirety at the lowest level of the inputs used by the CSCP fund manager (Level 3). The company’s pro-rata share of the underlying assets of the $13.9 million investment in the fund at September 30, 2008 is approximately $0.9 million of cash and accrued interest, $2.9 million of corporate financial institution debt, and $10.1 million of asset backed securities primarily in the areas of residential mortgages, credit card debt, and auto loans. At September 30, 2008, approximately 86% of the CSCP holdings were in cash, accrued interest and securities with an S&P rating of A or better. Fourteen percent of the fund’s holdings are comprised of securities with S&P ratings of BBB or lower, or were not rated.
At December 31, 2007, the company classified its entire investment in CSCP shares as short term investments in securities, based on an estimate that the liquidation would be substantially complete within 12 months, and reinforced by progress seen in the liquidation during the first quarter 2008, prior to the issuance of the company’s financial statements for the year then ended. At the end of March 2008, the CSCP fund manager informed shareholders that further liquidation of the underlying assets beyond that which would result from the weighted average lives of the underlying securities is dependent upon the commercial paper market returning to historical levels of liquidity. Based on the continued illiquidity of the commercial paper market, management believes that the most accurate estimate of the CSCP liquidation schedule is found in the weighted average lives of the CSCP fund’s underlying securities, adjusted for an allowance for the historical accuracy of the weighted average lives. Based on that methodology, the company classified $8.7 million of the CSCP investment as short-term investment securities and $5.2 million as long-term investment securities at September 30, 2008. The weighted average lives of the CSCP fund’s underlying assets indicates the liquidation will be substantially completed by the end of 2010.
During October 2008, the company received redemptions of $1.9 million from the CSCP. The net asset value (NAV) of the CSCP also declined since the end of the quarter ended September 30, 2008. As of November 7, 2008 in the change in the NAV represented a $0.5 million mark to market adjustment to the company’s investment balance. The value of the company’s investment value in the CSCP was $11.5 million at November 5, 2008. The company will adjust the CSCP investment balance to the new NAV at December 31, 2008.
During 2008, the company invested $12.7 million in pre-refunded municipal bonds. The income and principal from these pre-refunded municipal bonds is secured by an irrevocable trust of U.S Treasury securities. Because of this enhanced security, pre-refunded municipal bonds generally carry a rating of “AAA.” The company classified $7.4 million as long-term investment securities because the original maturities were greater than one year. The municipal bonds are classified as held to maturity and are carried at amortized cost.

Cash equivalents and investments consist of the following:

	September 30,	December 31,
	2008	2007
Cash and cash equivalents	$53,681	$26,632

Municipal bonds:
Short-term	5,297	—
Long-Term	7,441	—

Available for sale securities:
Short-term	8,672	38,943
Long-term	5,221	—

Total	$80,312	$65,575

The fair value measurements of the financial assets at September 30, 2008 were as follows:

	Quoted at Prices	Signficant Other
	in Active Markets	Unobservable
	for Identical Assets	Inputs
	(Level 1)	(Level 3)	Total
Cash and cash equivalents	$53,681	$—	$53,681

Municipal bonds:
Short-term	5,297	—	5,297
Long-term	7,441	—	7,441

Available for sale securities:
Short-term	—	8,672	8,672
Long-term	—	5,221	5,221

Total	$66,419	$13,893	$80,312

The activity related to the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows for the nine months ended September 30, 2008:

	Short-term	Long-term	Total
	investment	investment	investment
	securities	securities	securities
Balance at December 31, 2007	$38,943	$—	$38,943
Redemptions	(24,354)	—	(24,354)
Other than termporary impairments	(696)	—	(696)
Reclassifications	(5,221)	5,221	—

Balance at September 30, 2008	$8,672	$5,221	$13,893

3. Inventories
Inventories as of September 30, 2008 and December 31, 2007 were composed of raw materials, sub assemblies, finished goods and work-in-process. Sub assemblies are included within raw materials.

Inventories consist of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Raw materials	$6,850	$7,691
Work in process	501	527
Finished goods	1,979	1,649

Inventories, net	$9,330	$9,867

4. Property and Equipment
Property and equipment consists of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Building	$6,181	$6,050
Land	1,770	1,770
Computer and office equipment	3,600	3,412
Manufacturing equipment	6,194	4,818
Furniture and fixtures	1,156	1,037
Leasehold improvements	165	119
Motor vehicles	27	27

Total property and equipment	19,093	17,233
Less: Accumulated depreciation and amortization	(6,396)	(5,097)

Property and equipment, net	$12,697	$12,136

5. Accrued Liabilities
Accrued liabilities consist of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Accrued inventory receipts	$2,038	$2,631
Accrued payroll, bonuses, and other employee benefits	1,065	1,235
Accrued paid time off	720	927
Accrued professional fees	400	1,102
Accrued employee stock purchase plan	82	265
Restructuring liability	—	1,239
Other accrued liabilities	915	1,004

Total	$5,220	$8,403

6. Disposal of Mobility Solutions Group
On January 4, 2008, the company completed the sale of its MSG business to Smith Micro Software, Inc. (“Smith Micro”) in accordance with an Asset Purchase Agreement (the “Smith Micro APA”) entered into between the two companies and publicly announced on December 10, 2007. Under the terms of the Smith Micro APA, Smith Micro purchased substantially all of the assets of the Mobility Solutions Group for total consideration of $59.7 million in cash. In the transaction, PCTEL retained the accounts receivable, non customer-related accrued expenses and accounts payable of the division. Substantially all of the employees of MSG continued as employees of Smith Micro in connection with the completion of the acquisition.
The results of operations of MSG have been classified as discontinued operations for the three months and nine months ended September 30, 2008 and 2007. The assets and liabilities that were sold with MSG are classified as assets and liabilities of discontinued operations in the balance sheet at December 31, 2007. The company recognized a gain on sale before tax of $60.3 million in January 2008.
Summary results of operations for the discontinued operations included in the condensed consolidated statement of operations for the three months and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$—	$2,692	$122	$7,489
Operating costs and expenses	—	(2,369)	(400)	(7,195)
Restructuring expenses	(5)	—	(19)	—
Gain on disposal	—	—	60,336	—

Income (loss) from discontinued operations, before taxes	(5)	323	60,039	294
Provision (benefit) for income tax	(162)	225	23,004	205

Income from discontinued operations, net of tax	$157	$98	$37,035	$89

Income from discontinued operations per common share:
Basic	$0.01	$0.00	$1.90	$0.00
Diluted	$0.01	$0.00	$1.87	$0.00

Shares used in computing basic earnings per share	18,164	20,823	19,525	20,981
Shares used in computing diluted earnings per share	18,709	20,970	19,761	20,981
Assets and liabilities classified as discontinued operations held for sale on the condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007 include the following:

	September	December
	30, 2008	31, 2007
Prepaid expenses	$—	$53

Fixed assets	—	807
Goodwill	—	871
Other assets	—	76

Total assets	$—	$1,807

Deferred rent — current	$—	$49
Deferred revenue	—	378

Total current liabilities	—	427

Deferred rent — long-term	—	227

Total liabilities	$—	$654

7. Acquisition of Bluewave
On March 14, 2008 the company entered into and closed an Asset Purchase Agreement (the “Bluewave APA”) with Bluewave Antenna Systems, Ltd. (“Bluewave”), a privately owned Canadian company. Under terms of the Bluewave APA, the company purchased, on a debt free basis, all of the intellectual property, selected manufacturing fixed assets, and all customer relationships related to Bluewave’s antenna product lines. The total consideration was $3.9 million in cash. The only liability PCTEL assumed was for product warranty, which has been historically immaterial. The Bluewave antenna product line augments the company’s Land Mobile Radio (“LMR”). Nearly all of Bluewave’s current revenue is from North America, with 25 percent coming from Canadian customers.

The parties also concurrently entered into a Transition Services Agreement (“TSA”). The TSA provided for Bluewave to supply antenna inventory while the company ramped up its own contract manufacturing and final assembly capacity in its Bloomingdale, Illinois factory. The TSA was completed in June 2008. The revenues and expenses for Bluewave are included in the company’s financial results for the three months and nine months ended September 30, 2008 from the acquisition date forward.
The purchase price of $3.9 million for the assets of Bluewave was allocated $3.3 million to intangible assets and $0.1 million to fixed assets. The $0.5 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The intangible assets have a weighted average amortization period of 6 years.
The following is the allocation of the purchase price for Bluewave:

Fixed Assets:
Computer software	$46
Tooling	60

Total	$106

Intangible Assets:
Core technology	$290
Customer relationships	2,850
Trade name	160
Backlog	8
Goodwill	518

Total	$3,826

Total Assets Acquired	$3,932

8. Earnings per Share
The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic Earnings Per Share computation:
Numerator:
Net income (loss) available to common shareholders	$11,066	$641	$48,948	$(3,324)
Denominator:
Common shares outstanding	18,164	20,823	19,525	20,981

Basic income (loss) per share	$0.61	$0.03	$2.51	$(0.16)

Diluted Earnings Per Share computation:
Numerator:
Net income (loss) available to common shareholders
Denominator:
Common shares outstanding	18,164	20,823	19,525	20,981
Restricted shares subject to vesting	339	87	141	*
Employee common stock option grants	206	60	95	*

Total shares	18,709	20,970	19,761	20,981

Diluted income (loss) per share	$0.59	$0.03	$2.48	$(0.16)

Common stock equivalents consist of stock options and restricted shares using the treasury stock method. Common stock options and restricted shares are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares excluded from the calculations of diluted net loss per share were 655,000 for the nine months ended September 30, 2007.
9. Stock-Based Compensation
Total stock compensation expense for the three months ended September 30, 2008 was $0.9 million for continuing operations in the condensed consolidated statement of operations, which included $0.8 million of restricted stock amortization and $0.1 million for stock option and employee stock purchase plan expenses. Total stock compensation expense for the nine months ended September 30, 2008 was $3.5 million for continuing operations in the condensed consolidated statement of operations, which included $2.4 million of restricted stock amortization, $0.6 million for stock bonuses, and $0.5 million for stock option and stock purchase plan expenses.
Total stock compensation expense for the three months ended September 30, 2007 was $1.0 million for continuing operations, which included $0.7 million for restricted stock amortization, $0.2 million for stock option expense and $0.1 million for stock bonuses. Total stock compensation expense for the nine months ended September 30, 2007 was $3.2 million for continuing operations, which included $2.1 million for restricted stock amortization, $0.3 million for stock bonuses and $0.8 million for stock option and employee stock purchase plan expense.
The company recorded stock compensation related to discontinued operations of $0 and $0.2 million in the three months ended September 30, 2008 and 2007, respectively. The company recorded $0.2 million and $0.6 million in the nine months ended September 30, 2008 and 2007, respectively.
Stock Options
The fair value of each unvested option was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions during the nine months ended September 30, 2008 and 2007:

	September	September
	2008	2007
Weighted average fair value of options granted	$1.97	$2.99

Dividend yield	None	None
Risk-free interest rate	2.7%	4.8%
Expected volatility	40%	45%
Expected life (in years)	2.4	2.5
The company uses a dividend yield of “None” in the valuation model for stock options. The company has paid only one cash dividend in its history which was paid in May 2008. This special dividend was a partial distribution of the proceeds received from the sale of MSG. The company does not anticipate the payment of regular dividends in the future.
The company issued 1,800 and 127,500 stock option grants for the three and nine months ended September 30, 2008, respectively. The company issued 26,000 and 247,910 stock option grants for the three and nine months ended September 30, 2007, respectively.
The company received $3.2 million in proceeds from the exercise of 437,009 options and received $3.8 million in proceeds from the exercise of 510,573 options during the three and nine months ended September 30, 2008, respectively. The company received $14 in proceeds from the exercise of 1,838 options and received $0.5 million in proceeds from the exercise of 67,895 options during the three and nine months ended September 30, 2007, respectively.
During the three months and nine months ended September 30, 2008, respectively, 21,695 and 1,058,124 stock options were either forfeited or cancelled. Of the options forfeited and canceled in the nine months ended September 30, 2008, 597,100 related to MSG employees. As of September 30, 2008, the unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $0.4 million, net of estimated forfeitures to be recognized through 2012 over a weighted average period of 1.3 years.

A summary of the company’s stock option activity and related information follows for the nine months ended September 30, 2008:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at December 31, 2007	3,824,912	$9.64
Granted	127,500	7.28
Exercised	(510,573)	7.37
Expired	(910,730)	10.27
Forfeited	(147,394)	9.21

Outstanding at September 30, 2008	2,383,715	$9.79

Exercisable at September 30, 2008	2,038,508	$10.02
The intrinsic value and contractual life of the options outstanding and exercisable at September 30, 2008 were as follows:

	Weighted Average	Intrinsic
	Contractual Life	Value
Options Outstanding	5.79	$1,362
Options Exercisable	5.35	$1,007
The intrinsic value is based on the share price of $9.32 at September 30, 2008.
The intrinsic value of stock options exercised was as follows for the nine months ended September 30, 2008 and 2007:

	2008	2007
Intrinsic value — stock options	$1,378	$189
The following table summarizes information about stock options outstanding under all stock plans at September 30, 2008:

				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted-		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$6.16	–	$7.30	248,365	6.47	$6.97	139,680	$7.16
7.40	–	7.93	248,474	5.21	7.68	236,186	7.69
7.95	–	8.62	242,047	5.15	8.24	203,446	8.19
8.63	–	9.16	361,940	6.57	9.03	270,360	9.00
9.17	–	10.25	304,375	6.50	9.80	228,434	9.84
10.46	–	10.70	257,206	5.55	10.68	254,927	10.68
10.72	–	11.55	244,808	5.56	11.14	228,975	11.15
11.60	–	11.84	435,600	5.35	11.74	435,600	11.74
12.16	–	13.30	33,400	4.88	12.82	33,400	12.82
59.00	–	59.00	7,500	1.34	59.00	7,500	59.00

$6.16	–	$59.00	2,383,715	5.79	$9.79	2,038,508	$10.02

Employee Stock Purchase Plan (ESPP)
Eligible employees are able to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period under the company’s Employee Stock Purchase Plan (“ESPP”). Each offering period is six months. The company received proceeds of $0.3 million from the issuance of 32,568 shares under the ESPP in August 2008 and received proceeds of $0.2 million from the issuance of 36,834 shares under the ESPP in February 2008.
Based on the 15% discount and the fair value of the option feature of this plan, this plan is considered compensatory under SFAS No. 123(R), “Share Based Payments”. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.
The key assumptions used in the valuation model during the nine months ended September 30, 2008 and 2007 are provided below:

	September	September
	2008	2007
Dividend yield	None	None
Risk-free interest rate	3.0%	4.7%
Expected volatility	40%	48%
Expected life (in years)	0.5	0.5
The company uses a dividend yield of “None” in the valuation model for shares related to the ESPP. The company has paid only one cash dividend in its history which was paid in May 2008. This special dividend was a partial distribution of the proceeds received from the sale of MSG. The company does not anticipate the payment of regular dividends in the future.
Restricted Stock — service based
Service based restricted stock is amortized ratably over the vesting period of the applicable shares. These shares typically vest over annual service periods. The shares granted in the nine months ended September 30, 2008 vest annually over four years.
The company issued 2,200 and 316,482 restricted awards in the three months and nine months ended September 30, 2008, respectively. The company issued 5,000 and 517,852 restricted stock awards in the three months and nine months ended September 30, 2007, respectively.
During the three and nine months ended September 30, 2008, respectively, 65,250 and 317,845 restricted shares vested. During the three and nine months ended September 30, 2007, respectively, 56,150 and 233,915 restricted shares vested. At September 30, 2008, total unrecognized compensation expense related to restricted stock was approximately $5.0 million, net of forfeitures to be recognized through 2012 over a weighted average period of 1.7 years.
A summary of the company’s service based restricted stock activity follows for the nine months ended September 30, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2007	1,148,875	$9.19
Restricted stock awards	316,482	6.82
Restricted shares vested	(317,845)	7.16
Restricted shares cancelled	(215,288)	9.10

Balance at September 30, 2008	932,224	$8.27
The intrinsic value of vested service based restricted stock was as follows for the nine months ended September 30, 2008 and 2007:

	2008	2007
Intrinsic value — service based restricted shares	$2,277	$2,133

Performance Shares
The company grants performance based restricted stock rights to certain executive officers. These shares vest upon achievement of defined performance goals such as revenue and earnings. The performance based restricted stock is amortized based on the estimated achievement of the performance goals.
A summary of the company’s performance stock activity and related information follows for the nine months ended September 30, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2007	87,000	$10.42
Restricted stock awards	25,000	6.75
Restricted shares vested	(5,330)	6.18
Restricted shares cancelled	(10,326)	10.42

Balance at September 30, 2008	96,344	$9.47
The intrinsic value of vested performance based restricted stock was as follows for the nine months ended September 30, 2008 and 2007:

	2008	2007
Intrinsic value — performance shares	$33	$—
Short Term Incentive Plan
Bonuses related to the company’s annual Short Term Incentive Plan are paid in the company’s common stock to executives and in cash to non-executives. The shares earned under the plan are issued in the first quarter following the end of the fiscal year. In February 2008, the company issued 82,001 shares, net of shares withheld for payment of withholding tax, for the 2007 Short Term Incentive Plan. In February 2007, the company issued 42,923 shares, net of shares withheld for payment of withholding tax, for the 2006 Short Term Incentive plan
Employee Withholding Taxes on Stock Awards
For ease in administering the issuance of stock awards, the company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. During both the nine months ended September 30, 2008 and 2007, the company paid $0.9 million for withholding taxes related to stock awards.
Stock Repurchases
In August 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of the company’s common stock, and in September 2008, the company repurchased 503,446 shares under this program at an average price of $9.92.
During the nine months ended September 30, 2008, the company repurchased 3,526,062 shares at an average price of $8.40 under share repurchase programs that were authorized in 2007 and 2008. The company used $29.6 million during the nine months ended September 30, 2008 for open market repurchases of company stock. As of September 30, 2008, the company was authorized to repurchase 496,554 shares under the existing share repurchase program. The company repurchased the remaining 496,554 shares in October 2008 at an average price of $9.14.
The company repurchased 517,300 shares at an average price of $7.84 during the three months ended September 30, 2007, and the company repurchased 663,384 shares at an average price of $8.30 during the nine months ended September 30, 2007.

10. Comprehensive Income
The following table provides the calculation of other comprehensive income (loss) for the three months and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Income (loss) from continuing operations	$10,909	$543	$11,913	$(3,413)
Foreign currency translation adjustments	(24)	29	(46)	92
Realized loss on investments	(14)	—	—	—
Realized foreign currency translation adjustments	—	—	—	(1,817)

Comprehensive income (loss) from continuing operations	10,871	572	11,867	(5,138)
Income from discontinued operations, net of tax	157	98	37,035	89

Total comprehensive income (loss)	$11,028	$670	$48,902	$(5,049)

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
The company recorded a $0.2 million credit for restructuring in the three months ended September 30, 2007 and recorded $2.0 million of restructuring costs in the nine months ended September 30, 2007 related to the exit of its UMTS antenna product line. The company recorded $0.1 million of restructuring expense in the nine months ended September 30, 2008 to adjust the UMTS restructuring reserve. The company paid $1.3 million for manufacturing obligations during the nine months ended September 30, 2008.
The following table summarizes the UMTS restructuring activity during 2008 and the status of the reserves at September 30, 2008:

	Accrual				Accrual
	Balance at		Cash	Non-cash	Balance at
	December	Restructuring	Payments/	Settlements/	September
	2007	Expense	Receipts	Adjustments	2008
Manufacturing obligations, net	$1,239	$52	$(1,343)	$52	$—

	$1,239	$52	$(1,343)	$52	$—

Corporate Overhead
In the three and nine months ended September 30, 2008, the company incurred restructuring expense of $0 and $0.3 million, respectively for employee severance costs related to the company’s plan to reduce corporate overhead.

12. Short Term Debt
Short-term borrowings were as follows at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Line of Credit	$—	$107
The borrowings for the company’s Chinese subsidiary were denominated in Chinese Yuan and the weighted average interest rate on these borrowings was 7.2% in 2008 until the loan was repaid in April 2008, and 7.0% during the nine months ended September 30, 2007. The company repaid the loan at the company’s Tianjin, China subsidiary from working capital.
13. Commitments and Contingencies
Warranties and Sales Returns
The company allows its major distributors and certain other customers to return unused product under specified terms and conditions. In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists”, the company accrues for product returns at the time of original sale based on historical sales and return trends. The company’s allowance for sales returns was $240 and $216 at September 30, 2008 and December 31, 2007, respectively.
The company offers repair and replacement warranties of primarily two years for antennas products and one year for scanners and receivers. The company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The company reports warranty reserves as a current liability included in accrued liabilities. The warranty reserve was $195 and $193 at September 30, 2008 and December 31, 2007, respectively.
14. Income Taxes
For the nine months ended September 30, 2008, the company recorded a net income tax benefit of $8.5 million for continuing operations. The net tax benefit of $8.5 million includes continuing income tax expense of $1.9 million offset by a $10.4 million tax benefit related to the reversal of allowances on the company’s deferred tax assets. The continuing income tax expense differs from the statutory rate of 35% because of permanent tax differences.
The company reversed $10.4 million of its $11.0 million allowance on its deferred tax assets because it expects to realize approximately $7.3 million of deferred tax assets through tax deductions for intangible assets related to the complete disposition of the assets acquired from Sigma Wireless Technologies Ltd. (“Sigma”) in July 2005. See footnote 18 for the discussion of the disposition of the assets from the Sigma acquisition. The company reversed additional allowances on its deferred tax assets of $5.0 million because it is more likely than not that the company will realize its deferred tax assets based on the company’s projections of future income. During the three months ended December 31, 2007, the company released valuation allowances of $7.9 million because the company generated taxable income in January 2008 from the gain on the sale of MSG.
The company recorded tax expense of $0.6 million for continuing operations for the nine months ended September 30, 2007. The tax rate of -22% differs from the statutory rate of 35% because the company provided valuation allowances on its deferred tax assets.
At September 30, 2008, the company had allowances on its deferred tax assets related to state tax credits of $0.6 million. Significant management judgment is required to assess the likelihood that the company’s deferred tax assets will be recovered from future taxable income.
During the nine months ended September 30, 2008, the company recognized $2.0 million of tax benefits in additional paid in capital related to equity compensation benefits.
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
The company classifies interest and penalties associated with the uncertain tax positions as a component of income tax expense. There were no interest or penalties related to income taxes recorded in the condensed consolidated financial statements.
15. Industry Segment, Customer and Geographic Information
The company operates in two business segments: BTG and Licensing. In January 2008, the company sold MSG to Smith Micro. The segment, customer, and geographic information for the three months and nine months ended September 30, 2007 has been restated to reflect the company’s current segment reporting structure as MSG was reported as a separate segment in the Form 10-Q for the three months and nine months ended September 30, 2007. Intercompany sales and profits are eliminated.
PCTEL’s chief operating decision maker, its chief executive officer, uses only the below measures in deciding how to allocate resources and assess performance among the segments.
The results of operations by segment are as follows:

	BTG	LICENSING	TOTAL
Three months ended September 30, 2008
Revenue	$20,015	$72	$20,087
Gross Profit	9,489	71	9,560
Operating Expenses			8,987
Operating Income			$573

	BTG	LICENSING	TOTAL
Three months ended September 30, 2007
Revenue	$17,455	$171	$17,626
Gross Profit	7,708	165	7,873
Operating Expenses			8,116
Operating Loss			$(243)

	BTG	LICENSING	TOTAL
Nine months ended September 30, 2008
Revenue	$58,448	$213	$58,661
Gross Profit	27,826	208	28,034
Operating Expenses			26,129
Operating Income			$1,905

	BTG	LICENSING	TOTAL
Nine months ended September 30, 2007
Revenue	$49,972	$771	$50,743
Gross Profit	21,887	757	22,644
Operating Expenses			28,065
Operating Loss			$(5,421)

The company’s revenues to customers outside of the United States, as a percent of total revenues for the three months and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Region	2008	2007	2008	2007
Europe	23%	20%	29%	21%
Asia Pacific	12%	8%	7%	7%
Other Americas	9%	5%	8%	6%

	44%	33%	44%	34%

Revenue from the company’s major customers representing 10% or more of total revenues for the three months and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2008	2007	2008	2007
Ericsson Tems AB	13%	8%	16%	7%
16. Benefit Plans
401(k) Plan
The 401(k) plan covers all of the domestic employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k) plan. The company made employer contributions of $137 and $407 to the 401(k) plan for the three months and nine months ended September 30, 2008, respectively. The company made employer contributions of $163 and $505 to the 401(k) plan for the three months and nine months ended September 30, 2007, respectively.
Foreign Employee Benefit Plans
The company contributes to various retirement plans for foreign employees. The company made contributions of approximately $25 and $65 to these plans for the three months and nine months ended September 30, 2008, respectively. The company made contributions of approximately $3 and $39 to these plans for the three months and nine months ended September 30, 2007, respectively.
Executive Deferred Compensation Plan
The company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses with a minimum of $1,500. In addition, the company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of their account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments either over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. The company’s deferred compensation obligation was $0.8 million and $1.0 million, which are included in Other Long-Term Accrued Liabilities at September 30, 2008 and December 31, 2007, respectively. The company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Assets.
17. Dividends
On May 30, 2008, the company paid a special cash dividend of $0.50 per share to shareholders of record as of May 15, 2008. The total amount paid to shareholders was $10.3 million. The dividend was a partial distribution of the proceeds received from the sale of MSG. The company does not anticipate the payment of regular dividends in the future.

18. Impairment Charge
On August 14, 2008, the company entered into an asset purchase agreement for the sale of certain antenna products and related assets to Sigma Wireless Technology Ltd., a Scotland-based company (“SWTS”). SWTS purchased the intellectual property, dedicated inventory, and certain fixed assets related to four antenna product families in the BTG segment for $650,000, payable in installments at close and over a period of 18 months. The sale transaction closed on October 9, 2008.
At September 30, 2008, the company accounted for this transaction as an impairment charge, separately within operating expenses in the financial statements. At September 30, 2008, the long-lived assets sold to SWTS in October 2008 were subject to impairment under FAS 144 and the goodwill was subject to impairment under FAS 142. The company recorded a net charge of $0.9 million which included the impairment charges for the assets sold to SWTS and the incentive payments due the new employees of SWTS, offset by the proceeds due to the company.
The major components of the net impairment charge consisted of the net book value of inventory for $0.8 million, impairment of intangible assets including goodwill of $0.5 million, and incentive payments of $0.1 million. The amount written off for goodwill was a prorated portion of the BTG goodwill in accordance with FAS 142. The company calculated $0.5 million in proceeds based on the principle value of the installment payments excluding imputed interest . On the balance sheet at September 30, 2008, the company classified the net assets from the disposition as current assets held for sale.
The product lines sold to SWTS were from the company’s acquisition of Sigma in July 2005. Sigma and SWTS are not related to each other. With the sale of these product lines, the company has completely disposed of the assets from the Sigma acquisition for tax purposes.

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
Introduction
PCTEL focuses on wireless broadband technology related to propagation and optimization. We design and develop innovative antennas that extend the reach of broadband and other wireless networks and that simplify the implementation of those networks. We provide highly specialized software-defined radios that facilitate the design and optimization of broadband wireless networks. We supply our products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value added resellers and other original equipment manufacturers. Additionally, we have licensed our intellectual property, principally related to a discontinued modem business, to semiconductor, PC manufacturers, modem suppliers, and others.
We operate in two separate product segments: a Broadband Technology Group (“BTG”) and Licensing. BTG includes our Antenna Products Group and RF Solutions Group. PCTEL maintains expertise in several technology areas. These include digital signal processing chipset programming, radio frequency, software engineering, mobile, antenna design and manufacture, mechanical engineering, product quality and testing, advanced algorithm development, and cellular engineering.
On January 4, 2008, we sold our Mobility Solutions Group (“MSG”) to Smith Micro Software, Inc. (NASDAQ: SMSI). MSG produced mobility software products for WiFi, Cellular, IP Multimedia Subsystem, and wired applications. The financial results for MSG are presented in the financial statements as discontinued operations.
On March 14, 2008, we acquired the assets of Bluewave Antenna Systems, Ltd (“Bluewave”). The Bluewave product line augments our Land Mobile Radio (“LMR”) and Private Mobile Radio (“PMR”) antenna product lines.
On October 9, 2008, we sold certain antenna products and related assets to Sigma Wireless Technology Ltd, a Scotland-based company (“SWTS”).
Growth in product revenue is dependent both on gaining further traction with current and new customers for the existing product portfolio as well as further acquisitions to support our wireless initiatives. Revenue growth for antenna products is correlated to overall global wireless market growth. Specific growth areas are last mile wireless broadband Internet delivered over standards-based solutions such as Worldwide Interoperability for Microwave Access (WiMAX) or vendor specific proprietary solutions; traditional LMR/PMR solutions supporting public safety, commercial (2-way and trunked systems), and industrial automation markets; GPS and Mobile SATCOM solutions for network timing, fleet and asset tracking; and in-building solutions to extend traditional cellular network technologies. Revenue for scanning receivers is tied to the deployment of new wireless technology, such as 2.5G and 3G, and the need for existing wireless networks to be tuned and reconfigured on a regular basis.
We have an intellectual property portfolio in the area of analog modem technology, which we have actively licensed for revenue since 2002. The number of U.S. patents and applications in this technology portfolio reached to over 100 in 2005. We have since sold or divested most of these patents. Companies under license include Agere, US Robotics, 3COM, Intel, Conexant, Broadcom, Silicon Laboratories, Texas Instruments, Smartlink, and ESS Technologies. At this time, these licenses are substantially paid up in full. We believe that there are no significant modem market participants remaining to be licensed and we expect minimal modem licensing revenue going forward.
PCTEL also has an intellectual property portfolio related to antennas, the mounting of antennas, and scanning receivers. These patents are being held for defensive purposes and are not part of an active licensing program.

Results of Operations
Three Months and Nine Months Ended September 30, 2008 and 2007
Revenues

	BTG	LICENSING	TOTAL
Three months ended September 30, 2008
Revenue	$20,015	$72	$20,087
Percent change from year ago period	14.7%	(57.9%)	14.0%

Three months ended September 30, 2007
Revenue	$17,455	$171	$17,626
Percent change from year ago period	(1.3%)	(60.9%)	(2.7%)

Nine months ended September 30, 2008
Revenue	$58,448	$213	$58,661
Percent change from year ago period	17.0%	(72.4%)	15.6%

Nine months ended September 30, 2007
Revenue	$49,972	$771	$50,743
Percent change from year ago period	(0.9%)	(90.6%)	(13.5%)
BTG revenues were approximately $20.0 million for the three months ended September 30, 2008, an increase of approximately 15% from the prior year period. Both scanning receivers and antenna revenues were higher in the three months ended September 30, 2008 versus the same period in 2007. Scanning receivers contributed 5% of the revenue growth and antennas provided 10% of the revenue growth. BTG revenues were approximately $58.4 million for the nine months ended September 30, 2008, an increase of 17% from the prior year period. In the nine months ended September 30, 2008 versus the nine months ended September 30, 2007, scanning receivers contributed 11% of the revenue growth and antennas provided 6% of the revenue growth. The revenue growth for scanning receivers is primarily due to the strength of Universal Mobile Telecommunications Systems (“UMTS”) deployments. The revenue growth for antennas is primarily due to the acquisition of Bluewave in March 2008.
Licensing revenues were $72 in the three months ended September 30, 2008 compared to $171 for the same period in 2007. Licensing revenues were $213 in the nine months ended September 30, 2008 compared to $771 for the same period in 2007. The decline in licensing revenues was expected and we expect minimal modem licensing revenue going forward because we have sold or divested most of our modem patents.

Gross Profit

	BTG	LICENSING	TOTAL
Three months ended September 30, 2008
Gross profit	$9,489	$71	$9,560
Percentage of revenue	47.4%	98.6%	47.6%
Percent of revenue change from year ago period	3.2%	2.1%	2.9%

Three months ended September 30, 2007
Gross profit	$7,708	$165	$7,873
Percentage of revenue	44.2%	96.5%	44.7%
Percent of revenue change from year ago period	4.1%	(0.8%)	3.3%

Nine months ended September 30, 2008
Gross profit	$27,826	$208	$28,034
Percentage of revenue	47.6%	97.7%	47.8%
Percent of revenue change from year ago period	3.8%	(0.5%)	3.2%

Nine months ended September 30, 2007
Gross profit	$21,887	$757	$22,644
Percentage of revenue	43.8%	98.2%	44.6%
Percent of revenue change from year ago period	3.5%	(1.6%)	(4.0%)
The increase in overall gross profit as a percentage of revenues for the three months and nine months ended September 30, 2008 compared to the prior periods in 2007 is due to higher BTG margins. Higher BTG margins have offset the lower mix of licensing revenues in the three and nine months ended September 30, 2008.
BTG margin was 47.4% in the three months ended September 30, 2008 and 47.6% in the nine months ended September 30, 2008, approximately 3.2% and 3.8%, respectively better than the comparable periods in fiscal 2007. Scanning receivers contributed 1.8% of the margin percentage increase and antennas contributed 1.5% of the margin percentage increase in the three months ended September 30, 2008. Scanning receivers contributed 3.4% of the margin percentage increase and antennas contributed 0.4% of the margin percentage increase in the nine months ended September 30, 2008. The margin improvement reflects favorable product mix of scanning receiver revenues and the favorable impact of leveraging fixed costs over higher volume.
Licensing margin was approximately 98.6% for the three months ended September 30, 2008 and 96.5% for the three months ended September 30, 2007. The margin was approximately 97.7% for the nine months ended September 30, 2008 and 98.2% for the nine months ended September 30, 2007. The decline in margin is due to lower revenues.
Research and Development

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Research and development	$2,591	$2,156	$7,387	$7,381
Percentage of revenues	12.9%	12.2%	12.6%	14.5%
Percent change from year ago period	20.2%	(12.7%)	0.1%	13.5%
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
Research and development expenses were $0.4 million higher in the three months ended September 30, 2008 compared to the same period in 2007 and virtually unchanged for the nine months ended September 30, 2008 compared to the same period in 2007.

For the three months ended September 30, 2008, expenses were higher than the prior year period because we invested in headcount for scanning receivers and for an antenna design center in China. For the nine month period, these investments in scanning receiver and antenna development offset the reduction in expense related to the exit from the UMTS antenna product line and the related closure of our engineering offices in Ireland and the United Kingdom in Q2 2007.
Sales and Marketing

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Sales and marketing	$2,543	$2,825	$8,180	$8,233
Percentage of revenues	12.7%	16.0%	13.9%	16.2%
Percent change from year ago period	(10.0%)	4.2%	(0.6%)	(1.0%)
Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.
Sales and marketing expenses were approximately $0.3 million and $0.1 million lower for the three months and nine months ended September 30, 2008, respectively, compared to the same periods in fiscal 2007. These decreases in sales and marketing expense are due to cost controls and lower outside sales commissions. Our outside sales commissions were lower because we reduced the number of outside rep firms in 2008.
General and Administrative

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
General and administrative	$2,619	$3,129	$8,372	$9,700
Percentage of revenues	13.0%	17.8%	14.3%	19.1%
Percent change from year ago period	(16.3%)	(0.4%)	(13.7%)	(4.0%)
General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.
General and administrative expenses decreased approximately $0.5 million for the three months ended September 30, 2008 compared to the same period in 2007. This expense decrease is due to lower expenses for corporate overhead. For the nine months ended September 30, 2008, general and administrative expenses decreased $1.3 million compared to the same period in 2007. Approximately $0.3 million of the decrease is due to the positive impact from our exit from UMTS antenna product operations in Ireland and the remainder of the decrease is due to lower expenses for corporate overhead. Corporate overhead expenses declined in the three and nine months ended September 30, 2008 because we streamlined our corporate overhead structure after the MSG sale.
Amortization of Intangible Assets

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Amortization of other intangible assets	$552	$408	$1,544	$1,579
Percentage of revenues	2.7%	2.3%	2.6%	3.1%
Amortization expense increased approximately $0.1 million in the three months ended September 30, 2008 compared to the same period in 2007, and was virtually unchanged for the nine months ended September 30, 2008 compared to the same period in 2007. The increase in the three months ended September 30, 2008 was due to the purchase of Bluewave in March 2008. For the nine months ended September 30, 2008, amortization for Bluewave intangible assets offset lower amortization for the intangible assets related to UMTS antenna products. The intangible assets related to UMTS antennas were written off in 2007 because we exited

UMTS antenna product operations during the second quarter of 2007.
Restructuring Charges

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Restructuring charges	$—	$(152)	$364	$1,922
Percentage of revenues	0.0%	(0.9%)	0.6%	3.8%
For the nine months ended September 30, 2008, we incurred charges of $0.3 million related to corporate overhead restructuring and $0.1 million related to adjustments to our UMTS restructuring reserves.
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
Impairment Charge

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Impairment charge	$882	$—	$882	$—
Percentage of revenues	4.4%	0.0%	1.5%	0.0%
On August 14, 2008, we entered into an asset purchase agreement for the sale of certain antenna products and related assets to SWTS. SWTS purchased the intellectual property, dedicated inventory, and certain fixed assets related to four of our antenna product families in the BTG segment for $650,000, payable in installments at close and over a period of 18 months. The four product families represent the last remaining products acquired by us through our acquisition of Sigma Wireless Technologies Ltd. (“Sigma”) in July 2005. The sale transaction closed on October 9, 2008.
At September 30, 2008, we accounted for this transaction as an impairment charge, separately within operating expenses in the financial statements. At September 30, 2008, the long-lived assets sold to SWTS in October 2008 are subject to impairment under FAS 144 and the goodwill is subject to impairment under FAS 142. The net charge calculated of $0.9 million included the impairment charges for the assets sold to SWTS and the incentive payments due the new employees of SWTS, net of the proceeds due to us. The major components of the net impairment charge consisted of the net book value of inventory for $0.8 million, impairment of intangible assets including goodwill of $0.5 million, and incentive payments of $0.1 million. We calculated $0.5 million in proceeds based on the principle value of the installment payments excluding imputed interest .
Gain on sale of assets and related royalties

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Gain on sale of assets and related royalties	$200	$250	$600	$750
Percentage of revenues	1.0%	1.4%	1.0%	1.5%
All royalty amounts represent royalties from Conexant. Under terms of our agreement with Conexant, the minimum royalty payments declined from $250 per quarter in 2007 to $200 per quarter in 2008. Payments under the royalty agreement with Conexant run through June 30, 2009.

Other Income, Net

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Other income, net	$120	$820	$1,557	$2,620
Percentage of revenues	0.6%	4.7%	2.7%	5.2%
Other income, net, consists primarily of interest income and foreign exchange gains and losses. Other income, net, declined for the three months ended September 30, 2008 compared to the same period in fiscal 2007 due to lower interest rates, foreign exchange losses, and to the negative impact of approximately $0.2 million loss of value resulting from a mark to market adjustment of the funds in Columbia Strategic Cash Portfolio (“CSCP”). Other income, net, was $1.0 million lower for the nine months ended September 30, 2008 compared to the same period in fiscal 2007 due to the negative impact of approximately $0.7 million loss of value resulting from a mark to market adjustment and also due to lower average interest rates.
In December 2007, we recorded in “Short-Term Investment Securities” cash and investments held in the CSCP. The fund was closed to new subscriptions or redemptions in December 2007. The mark to market losses included in “Other Income, net” relate to the estimated fair value of this fund. The fair value was determined from the net asset value provided by Columbia management.
The net asset value (NAV) of the CSCP declined since the end of the quarter ended September 30, 2008. As of November 7, 2008, the change in the NAV represented a $0.5 million mark to market adjustment to our investment balance. During October 2008, we received redemptions of $1.9 million from the CSCP. With the redemptions and the mark to market adjustment, the value of our investment value in the CSCP was $11.5 million at November 5, 2008. We will adjust the CSCP investment balance to the new NAV at December 31, 2008.
In the three months ended September 30, 2008 and 2007, we recorded foreign exchange losses of $134 and $76, respectively. In the nine months ended September 30, 2008 and 2007, we recorded foreign exchange gains (losses) of $83 and ($179), respectively.
Provision for Income Taxes

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Provision for income taxes	$(10,216)	$34	$(8,451)	$612
Effective tax rate	(1474.2%)	5.9%	(244.1%)	(21.8%)
For the nine months ended September 30, 2008, we recorded an income tax benefit of $8.5 million for continuing operations. The tax benefit differs from the statutory rate of 35% because we recorded a tax benefit of $10.4 million for the reversal of allowances on our deferred tax assets. We reversed deferred tax asset allowances because we expect to realize tax deductions related to the complete disposition of our Sigma acquisition in October 2008, the income from the sale of MSG , and the revised projections of future income, it is more likely than not that we will realize our deferred tax assets For the nine months ended September 30, 2008, the tax benefit of $8.5 million includes continuing tax expense of $1.9 million offset by benefit for the reversal of the allowance on our deferred tax assets.
We recorded tax expense of $0.6 million for continuing operations for the nine months ended September 30, 2007. The tax rate of -22% differs from the statutory rate of 35% because we provided valuation allowances on our deferred tax assets.
The tax rate for the three months and nine months ended September 30, 2007 differs from the statutory rate of 35% because we provided valuation allowances on our deferred tax assets at September 30, 2007. We reversed $7.9 million of valuation allowances in the quarter ended December 31, 2007. With the sale of MSG in January 2008 it is more likely than not that we will realize these deferred tax assets.
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
Discontinued operations, net of tax

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income from discontinued operations, net of tax	$157	$98	$37,035	$89
Discontinued operations for the three months ended September 30, 2008 included a $0.2 million benefit for state income taxes. Discontinued operations for the nine months ended September 30, 2008 included the gain on the sale of MSG of $60.3 million in addition to net loss from operations of $0.3 million and income tax expense of $23.0 million. Discontinued operations for the nine months ended September 30, 2007 included net operating income of $0.3 million. The net operating loss of $0.3 million for the nine months ended September 30, 2008 was more than the comparable period last year because the period ended September 30, 2008 only included revenue through the date of the sale of MSG on January 4, 2008.
Stock-based compensation expense
In the three months and nine months ended September 30, 2008, we recognized stock-based compensation expense of $0.9 million and $3.5 million, respectively in the condensed consolidated statements of operations for continuing operations.
Total stock compensation expense for the three months ended September 30, 2008 included $0.8 million of restricted stock amortization and $0.1 million for stock option and stock purchase plan expenses. Total stock compensation expense for the nine months ended September 30, 2008 included $2.4 million of restricted stock amortization, $0.6 million for stock bonuses, and $0.5 million for stock option and stock purchase plan expenses.
Total stock compensation expense for the three months ended September 30, 2007 was $1.0 million for continuing operations, which included $0.7 million for restricted stock amortization, $0.2 million for stock option expense and $0.1 million for stock bonuses. Total stock compensation expense for the nine months ended September 30, 2007 was $3.2 million for continuing operations, which included $2.1 million for restricted stock amortization, $0.8 million for stock option and stock compensation expense for the stock purchase plan, and $0.3 million for stock bonuses.
The following table summarizes the stock-based compensation expense by income statement line item for the three months and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of goods sold	$72	$131	$288	$318
Research and development	135	118	437	342
Sales and marketing	123	102	514	403
General and administrative	578	678	2,230	2,094

Total continuing operations	908	1,029	3,469	3,157

Discontinued operations	—	188	187	594

Total	$908	$1,217	$3,656	$3,751

Liquidity and Capital Resources

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Net income (loss) from continuing operations	$11,913	$(3,413)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	5,266	6,001
Changes in operating assets and liabilities	1,022	(3,381)

Net cash provided by (used in) operating activities	$18,201	$(793)
Net cash provided by investing activities	6,364	10,221
Net cash used in financing activities	(35,809)	(4,242)
Net cash provided by discontinued operations	38,374	1,378
Cash and cash equivalents at the end of period	$53,681	$65,898
Short-term investments at end of period	13,969	—
Long-term investments at end of period	12,662	—
Short-term borrowings at end of period	$—	$1,092
Liquidity and Capital Resources Overview
At September 30, 2008, our cash and investments were approximately $80.3 million and we had working capital of approximately $89.3 million. Our primary source of liquidity is cash provided by operations, with short term swings in liquidity supported by a significant balance of cash and short-term investments. The original source of the cash and short-term investments is a public offering of our common stock made in 1999. During the subsequent years the balance has fluctuated with cash from operations, acquisition events, large modem licensing agreements, and the repurchase of our common shares.
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
Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through our ESPP, and used funds to repurchase shares of our common stock through our share repurchase programs. The result of this activity being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year.
Operating Activities:
We generated $18.2 million of funds from operating activities for the nine months ended September 30, 2008. The income statement was a net generator of $17.2 million of funds through net income, depreciation, amortization, stock based compensation and restructuring. Net income includes a tax benefit of $10.4 million for the reversal of deferred tax asset allowances. With the sale of certain antenna product lines to SWTS, we will realize tax deductions in 2008 for intangible assets from the Sigma acquisition.
The balance sheet provided $1.0 million of funds, primarily through the collection of accounts receivables of $0.9 million and increase of deferred tax assets of $2.3 million and use of cash of $2.1 million for accrued liabilities. The receivable collections included $1.9 million of MSG accounts receivables from December 31, 2007 that were retained by us, offsetting an expansion of BTG receivables of $1.0 million due to an increase in third quarter 2008 revenues versus fourth quarter 2007 revenues. The use of cash for accrued liabilities during the nine months ended September 30, 2008 was for 2007 bonuses and commissions, professional fees, and accrued inventory receipts.

We used $0.8 million of funds from operating activities for the nine months ended September 30, 2007. The income statement was a net generator of $2.6 million of funds through net income, depreciation, amortization, stock based compensation and restructuring. The balance sheet was also a net user of $3.4 million of funds due to increases in inventories of $2.3 million and accounts receivable of $0.9 million. The increase in inventories was due to purchases of antenna raw material inventory to meet the customer demand in the fourth quarter 2007. The increase in accounts receivables was due to the calendarization of third quarter 2007 revenues versus the comparable period in the prior year.
Investing Activities:
Our investing activities provided $6.4 million of funds in the nine months ended September 30, 2008. Redemptions from the CSCP provided $24.4 million in funds and we rotated $12.8 million to other short-term and long-term investments. We used $3.9 million for the purchase of Bluewave in March 2008, and $2.0 million for capital expenditures. Capital expenditures during the nine months ended September 30, 2008 were 3% of BTG revenues, below the historical range of 4% to 6% of BTG revenues. Lower capital expenditures than our historical trend are reflective of our exit from UMTS antenna operations in 2007 and reduced capital expenditures for information systems. We expect the capital expenditures to be at the low end of the historical range for the full year. We received $0.6 million from the sale and related royalties of our modem business to Conexant in 2003. There are maximum royalty payments under that sale of $0.8 million in 2008 and $0.4 million in 2009.
In December 2007, we received notification that the CSCP, in which we had invested $38.9 million as of December 31, 2007, was being closed to new subscriptions or redemptions, resulting in our inability to immediately redeem our investments for cash. The fair value of our investment in this fund was based on the net asset value of the fund, and was classified as “Short-Term Investments” on our Consolidated Balance Sheet. At September 30, 2008, the fair value of our investment in this fund was $13.9 million. We classified $5.2 million as “Long-Term Investments”, and the remainder included in “Short-Term Investments”. During 2008, we recognized a loss of $0.7 million, included in “Other Income, net” related to the estimated realizable value of this fund. We received $1.9 million in redemptions from the CSCP in October 2008. We expect to receive cash redemptions for our remaining investment during the fourth quarter 2008 through 2010. The NAV of the CSCP declined since the end of the quarter ended September 30, 2008. As of November 7, 2008, the change in the NAV represented a $0.5 million mark to market adjustment to our investment balance. With the redemptions and the mark to market adjustment, the value of our investment value in the CSCP was $11.5 million at November 7, 2008.
Our investing activities provided $10.2 million of funds in the nine months ended September 30, 2007. With redemptions of short-term investments, we rotated $11.7 million into cash and cash equivalents. Capital expenditures were $2.2 million, or 4% of BTG revenue, which fell within the historical range of 4% to 6% of BTG revenue. We received $0.8 million from the sale and related royalties of our modem business to Conexant in 2003. There were no acquisitions in the nine months ended September 30, 2007.
Financing Activities:
Our financing activities consumed $35.8 million of funds for the nine months ended September 30, 2008. We used $29.6 million to repurchase our common stock under share repurchase programs and we used $10.3 million for a $0.50 per share special cash dividend. We generated $2.2 million from the proceeds from the sale of common stock related to stock option exercises and shares purchased through the ESPP. Tax benefits from stock compensation and proceeds from the sale of common stock related to stock option exercises and shares purchased through the ESPP generated $2.0 million. In April 2008, we used $0.1 million to repay a short-term loan for our Tianjin, China subsidiary.
During the nine months ended September 30, 2007, we used $5.5 million to repurchase our common stock under share repurchase programs, but we generated $1.1 million from the proceeds from the sale of common stock related to stock option exercises and shares purchased through the ESPP. An increase in our net borrowing in Ireland provided $0.2 million of cash in the three months ended September 30, 2007.
Discontinued Operations
Discontinued operations provided $38.4 million and $1.4 million in cash during the nine months ended September 30, 2008 and 2007, respectively. The $38.4 million contribution in 2008 includes the gain related to the sale of the MSG segment for total cash consideration of $59.7 million to Smith Micro, less estimated tax payments. The $1.4 million contribution from discontinued operations in 2007 is primarily due to an increase in deferred revenue resulting from cash received for 2007 maintenance contracts.

Cash requirements
We believe that the existing sources of liquidity, consisting of cash, short-term investments and cash from operations, will be sufficient to meet these requirements and working capital needs for the foreseeable future. We continue to evaluate opportunities for development of new products and potential acquisitions of technologies or businesses that could complement the business. We may use available cash or other sources of funding for such purposes. In October 2008, we used $4.5 million to repurchase the remaining shares under a share repurchase program approved in August 2008.
Contractual Obligations and Commercial Commitments
As of September 30, 2008, we had operating lease obligations of approximately $2.1 million through 2013. As of September 30, 2008, we had purchase obligations of $8.4 million for the purchase of inventory, as well as for other goods and services, in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.
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
Item 3: Quantitative and Qualitative Disclosures about Market Risk
See our 2007 Annual Report on Form 10-K (Item 7A). As of September 30, 2008, there have been no material changes in this information.
Item 4: Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Shares Purchased		Shares Repurchased	of Shares That May
	Total Number	Average Price	as Part of Publicly	be Purchased
	of Shares	Paid per Share	Announced Programs	Under the Programs
July 1, 2008 - July 31, 2008	—	—	—	—
August 1, 2008 - August 31, 2008	—	—	—	1,000,000
September 1, 2008 - September 30, 2008	503,446	$9.92	503,446	496,554
On August 21, 2008, our Board of Directors authorized the open market repurchase of 1,000,000 shares of our common stock and in September 2008, we repurchased 503,446 shares for approximately $5.0 million. As of September 30, 2008, we were authorized to repurchase 496,554 shares under the existing share repurchase program. We repurchased the remaining 496,554 shares in October 2008 for approximately $4.5 million.
During the six months ended June 30, 2008, we repurchased 3,022,616 shares for approximately $24.6 million under open market share repurchase programs that were authorized in 2007.
Item 6: Exhibits

Exhibit No.	Description	Reference
2.9	Asset Purchase Agreement, dated August 14, 2008, by and between SWT Scotland and PCTEL. Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Section 6.01(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.	Incorporated by reference to exhibit number 2.1 filed with Registrant’s Current Report on Form 8-K filed August 18, 2008

10.67	PCTEL, Inc., 1997 Stock Plan, as amended August 20, 2008, effective January 1, 2009	Incorporated by reference to exhibit number 10.67 filed with Registrant’s Current Report on Form 8-K filed August 26, 2008

10.68	PCTEL, Inc., 1997 Stock Plan, as amended September 18, 2008	Incorporated by reference to exhibit number 10.68 filed with Registrant’s Current Report on Form 8-K filed September 22, 2008

10.69	PCTEL, Inc., 1997 Stock Plan Form of Stock Option Award Agreement, as amended September 18, 2008	Incorporated by reference to exhibit number 10.69 filed with Registrant’s Current Report on Form 8-K filed September 22, 2008

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Setion 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
A Delaware Corporation
(Registrant)

/s/ Martin H. Singer Martin H. Singer
Chairman of the Board and Chief Executive Officer
Date: November 10, 2008