Form 10-K
period 2008-12-31
PC TEL INC
filed 2009-03-16
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☑

As of June 30, 2008, the last business day of Registrant’s most recently completed second fiscal quarter, there were 18,999,032 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the NASDAQ Global Market on June 30, 2008) was approximately $91,807,362. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, par value $.001 per share	18,200,312 as of March 1, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of Registrant’s definitive Proxy Statement relating to its 2009 Annual Stockholders’ Meeting to be held on June 9, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PCTEL, Inc.
Form 10-K
For the Year Ended December 31, 2008

i

PART I

Item 1:	Business

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning the future operations, financial condition and prospects, and business strategies. The words “believe”, “expect”, “anticipate” and other similar expressions generally identify forward-looking statements. Investors in the common stock are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the future business, financial condition, or results of operations to differ materially from the historical results or currently anticipated results.

Overview

PCTEL focuses on wireless broadband technology related to propagation and optimization. We design and develop innovative antennas that extend the reach of broadband and other wireless networks and that simplify the implementation of those networks. We provide highly specialized software-defined radios — scanning receivers — that facilitate the design and optimization of broadband wireless networks. We supply our products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value added resellers (“VARs”) and other original equipment manufacturers (“OEMs”). Additionally, we have licensed our intellectual property, principally related to a discontinued modem business, to semiconductor, PC manufacturers, modem suppliers, and others.

In 2008, we operated in two separate product segments: a Broadband Technology Group (“BTG”), and Licensing. BTG includes our Antenna Products Group and RF Solutions Group. PCTEL maintains expertise in several technology areas. These include digital signal processing (“DSP”) chipset programming, radio frequency, software engineering, mobile antenna design and manufacturing, mechanical engineering, product quality and testing, advanced algorithm development, and cellular engineering.

On January 4, 2008 we sold our Mobility Solutions Group (“MSG”) to Smith Micro Software, Inc. (NASDAQ: SMSI) (“Smith Micro”). MSG produced mobility software products for Wi-Fi, cellular, IP Multimedia Subsystem (“IMS”), and wired applications. The financial results for MSG are presented in the financial statements as discontinued operations.

PCTEL was incorporated in California in 1994 and reincorporated in Delaware in 1998. The principal executive offices are located at 471 Brighton Drive, Bloomingdale, Illinois 60108. The telephone number at that address is (630) 372-6800 and the web site is www.pctel.com. The contents of the web site are not incorporated by reference into this Annual Report on Form 10-K.

Broadband Technology Group

BTG designs, distributes, and supports innovative antenna solutions for public safety applications, unlicensed and licensed wireless broadband, fleet management, network timing, and other global positioning systems (“GPS”) applications. BTG’s portfolio of scanning receivers and interference management solutions are used to measure, monitor and optimize cellular networks.

PCTEL established its antenna product portfolio with a series of acquisitions starting with MAXRAD, Inc. which was acquired in January 2004. MAXRAD, Inc.’s antenna solutions consist of antennas designed to enhance the performance of broadband wireless, in-building wireless, wireless Internet service providers and land mobile radio (“LMR”) applications. With our October 2004 acquisition of certain antenna product lines from Andrew Corporation (“Andrew”), the product portfolio expanded to include GPS, satellite communications (Mobile SATCOM) and on-glass mobile antennas. On March 14, 2008, we acquired the assets of Bluewave Antenna Systems, Ltd (“Bluewave”), a company based in Canada. The Bluewave product line augments our LMR and private mobile radio (“PMR”) antenna product lines. On January 5, 2009 we acquired Wi-Sys Communications, Inc. (“Wi-Sys”, a company based in Canada. Wi-Sys manufactures an array of products for GPS, terrestrial and satellite communication systems and high performance antennas for the telematics, mobile radio and precision GPS markets.

In July 2005, we purchased Sigma Wireless Technologies Limited (“Sigma”), located in Dublin, Ireland. Sigma provided universal mobile telecommunications systems (“UMTS”) integrated variable electrical tilt base stations antennas (“iVET”), PMR, and digital private mobile radio (“DPMR”) antenna products. In 2007, we exited operations related to our UMTS iVET antenna product line and on October 9, 2008, we sold the remaining antenna product lines and related assets from the Sigma acquisition to Sigma Wireless Technology Ltd, a Scotland-based company (“SWTS”). Sigma and SWTS are unrelated companies.

Our antenna product lines were expanded through the organic development of new antenna product families, such as our WiMAX portfolio, as well as the expansion of existing product lines. Our four dominant antenna product lines at this time are: LMR for public safety and enterprise applications, GPS antennas for network timing and fleet management, WiMAX antennas used in backhaul, last mile, and point to multipoint applications, and finally, our data product family, which includes Wi-Fi, radio frequency identification, and mesh network antennas.

Antenna products are sold through dealers, distributors and via direct sales channels to wireless carriers and equipment manufacturers. The products are sold under the MAXRAD®, Antenna Specialist®, MicroPulsetm, and Bluewave® trade names.

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

BTG’s OEM receiver and interference management solutions consist of software-defined radio products — scanning receivers — designed to measure and monitor cellular networks. PCTEL established its position in this market with the acquisition of certain assets of Dynamic Telecommunications, Inc. (“DTI”) in March 2003. The technology is sold in two forms: as OEM radio frequency receivers or as integrated systems solutions. The SeeGull® family of OEM receivers collects and measures radio frequency data, such as signal strength and base station identification in order to analyze wireless signals. The CLARIFY® interference management product is a receiver system solution that uses patent pending technology to identify and measure wireless network interference. Customers of BTG’s OEM receiver and interference management solutions are wireless network operators, wireless infrastructure suppliers, and wireless test and measurement solution providers.

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

Licensing

We have an intellectual property portfolio in the area of analog modem technology, which we have actively licensed for revenue starting in 2002. The number of U.S. patents and applications in this technology reached to over 100 in 2005. We have since sold or divested most of these patents. Companies under license at the end of 2008 include Agere, Lucent, US Robotics, 3COM, Intel, Conexant, Broadcom, Silicon Laboratories, Texas Instruments, Smartlink, Ricoh, and ESS Technologies. At this time, these licenses are substantially paid up. We believe that there are no significant modem market participants remaining to be licensed and we expect minimal modem licensing revenue going forward.

PCTEL also has an intellectual property portfolio related to antennas, the mounting of antennas, and scanning receivers. These patents are being held for defensive purposes and are not part of an active licensing program.

Please see Item 7: Management’s Discussion and Analysis of Financial Conditions and Results of Operations beginning on page 17 for information regarding revenue and gross profit for these two segments.

Developments

We continue to look for opportunities in wireless markets both through internal development and through acquisitions.

The following significant acquisition and divestiture events related to wireless markets took place in our history.

BTG- Antenna Products

•	Acquisition of MAXRAD, Inc. in January 2004, product lines from Andrew in October 2004 and Sigma in July 2005.

•	Exit from the operations of the UMTS iVET antenna product line in June 2007

•	Acquisition of antenna assets of Bluewave Antenna Systems, Ltd in March 2008

•	Sale of certain antenna products and related assets to Sigma Wireless Technology Ltd, a Scotland-based company in October 2008

•	Acquisition of Wi-Sys Communications, Inc. in January 2009, a GPS antenna company

BTG — RF Solutions

•	Acquisition of certain assets of DTI in March 2003. The scanning receiver product lines within BTG came from DTI.

MSG (Discontinued)

•	Acquisition of cyberPIXIE, Inc. in May 2002

•	Sale of the MSG division to Smith Micro in January 2008.

Sales, Marketing and Support

We supply our products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, VARs and other OEMs. PCTEL’s direct sales force is technologically sophisticated and sales executives have strong industry domain knowledge. Our direct sales force supports the sales efforts of our distributors and OEM resellers.

Our marketing strategy is focused on building market awareness and acceptance of our new products. The marketing organization also provides a wide range of programs, materials and events to support the sales organization. We spent approximately $10.5, $10.7, and $11.0 million in our continuing operations for the fiscal years 2008, 2007 and 2006, respectively for sales and marketing support.

As of December 31, 2008, we employed 40 individuals as employees or consultants in sales and marketing in North America, Europe, Asia, and in Latin America. We employed 46 and 40 individuals as employees or consultants in sales and marketing at December 31, 2007 and 2006, respectively.

Major Customers

Two customers in our continuing operations have accounted for revenue greater than 10% during one of the last three fiscal years as follows:

	Years Ended December 31,
Customer	2008	2007	2006

Ericsson AB	11%	9%	4%
TESSCO	8%	9%	10%

Ericsson AB, an OEM for communication systems, and TESSCO Technologies Incorporated, a distributor of wireless products, are customers of BTG.

International Activities

The following table shows the percentage of revenues from domestic and foreign sales of our continuing operations during the last three fiscal years:

	Years Ended December 31,
Region	2008	2007	2006

Total Domestic sales	55%	64%	69%
Europe	25%	24%	20%
Asia Pacific	12%	7%	7%
Other Americas	8%	5%	4%

Total Foreign sales	45%	36%	31%

	100%	100%	100%

Backlog

Sales of our products are generally made pursuant to standard purchase orders, which are officially acknowledged according to standard terms and conditions. The backlog, while useful for scheduling production, is not a meaningful indicator of future revenues as the order to ship cycle is extremely short.

Research and Development

We recognize that a strong technology base is essential to our long-term success and we have made a substantial investment in research and development. We will continue to devote substantial resources to product development and patent submissions. The patent submissions are primarily for defensive purposes, rather than for potential license revenue generation. We monitor changing customer needs and work closely with the customers, partners and market research organizations to track changes in the marketplace, including emerging industry standards.

Research and development expenses include costs for hardware and related software development, prototyping, certification and pre-production costs. We spent approximately $10.0, $9.6, and $9.2 million in our continuing operations for the fiscal years 2008, 2007 and 2006, respectively, in research and development.

Manufacturing

We do final assembly of most of our antenna products and all of our OEM receiver and interference management product lines. We also have arrangements with several contract manufacturers but are not dependent on any one. If any of our contract manufacturers are unsatisfactory, other manufacturers are available. We have no guaranteed supply or long-term contract agreements with any other suppliers.

Employees

As of December 31, 2008, we had 348 full-time equivalent employees from continuing operations, including 205 in operations, 40 in sales and marketing, 67 in research and development, and 36 in general and administrative functions.

Total full-time equivalent employees were 336 and 305 at December 31, 2007 and 2006, respectively. The increases in headcount in 2007 and 2008, respectively were primarily because of increases in employees for operations.

None of our employees are represented by a labor union. We consider employee relations to be good.

Web Site Postings

The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, are available free of charge through our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission, at the following address: www.pctel.com. The information within, or that can be accessed through the web site, is not part of this report.

Item 1A:	Risk Factors

Factors That May Affect Our Business, Financial Condition and Future Operations

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

Risks Related to Our Business

Recent domestic and worldwide economic conditions have adversely affected and may further adversely affect our business, results of operations, and financial condition.

Recently, general domestic and global economic conditions have been negatively impacted by several factors, including, among others, the subprime-mortgage crisis in the housing market, going concern threats to investment banks and other financial institutions, reduced corporate spending, and decreased consumer confidence. These economic conditions have resulted in our facing one of the most challenging periods in our history. In particular, we believe the current economic conditions have reduced spending by consumers and businesses in markets into which we sell our products in response to tighter credit, negative financial news and the continued uncertainty of the global economy. Consequently, the overall demand for our products has also decreased. This decrease in demand is having a negative impact on our revenues, results of operations and overall business. These conditions could also have a number of additional effects on our business, including insolvency of key suppliers or manufacturers resulting in product delays, inability of customers to obtain credit to finance purchases of our products, customer insolvencies, increased product returns, increased pricing pressures, restructuring expenses and associated diversion of management’s attention, excess inventory and increased difficulty in our accurately forecasting product demand and planning future business activities. It is uncertain how long the current economic conditions will last or how quickly any subsequent economic recovery will occur. If the economy or markets into which we sell our products continue to slow or any subsequent economic recovery is slow to occur, our business, financial condition and results of operations could be further materially and adversely affected.

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

Our future success depends on our ability to develop and successfully introduce new and enhanced products for the wireless market that meet the needs of our customers.

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

We may in the future make acquisitions of, or large investments in, businesses that offer products, services, and technologies that we believe would complement our products or services, including wireless products and technology. We may also make acquisitions of or investments in, businesses that we believe could expand our distribution channels. Even if we were to announce an acquisition, we may not be able to complete it. Additionally, any future acquisition or substantial investment would present numerous risks, including:

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

Due in part to the competitive pricing pressures that affect our products and in part to increasing component and manufacturing costs, we expect gross profit from both existing and future products to decrease over time. In addition, licensing revenues from our intellectual property historically have provided higher margins than our product sales. Licensing revenues are expected to be minimal in 2009 and beyond.

Any delays in our sales cycles could result in customers canceling purchases of our products.

Sales cycles for our products with major customers can be lengthy, often lasting nine months or longer. In addition, it can take an additional nine months or more before a customer commences volume production of equipment that incorporates our products. Sales cycles with our major customers are lengthy for a number of reasons, including:

•	our OEM customers and carriers usually complete a lengthy technical evaluation of our products, over which we have no control, before placing a purchase order,

•	the commercial introduction of our products by OEM customers and carriers is typically limited during the initial release to evaluate product performance, and

•	the development and commercial introduction of products incorporating new technologies frequently are delayed.

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

We assemble our antenna products in our facilities located in Illinois and China. We may experience delays, disruptions, capacity constraints or quality control problems at our assembly facilities, which could result in lower yields or delays of product shipments to our customers. In addition, we are having a number of our antenna products manufactured in China via contract manufacturers. Any disruption of our own or contract manufacturers’ operations could cause us to delay product shipments, which would negatively impact our sales, competitive reputation and position. In addition, if we do not accurately forecast demand for our products, we will have excess or insufficient parts to build our product, either of which could seriously affect our operating results.

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

Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of December 31, 2008, we employed a total of 67 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

Failure to manage our technological and product growth could strain our management, financial and administrative resources.

Our ability to successfully sell our products and implement our business plan in rapidly evolving markets requires an effective management planning process. Future product expansion efforts could be expensive and put a strain on our management by significantly increasing the scope of their responsibilities and by increasing the demands on their management abilities. To effectively manage our growth in these new technologies, we must enhance our marketing, sales, and research and development areas.

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

We currently have international subsidiaries located in China, United Kingdom, Malaysia, India, and Israel as well as international branch offices located in Hong Kong, Norway, and Ireland. The complexities resulting from operating in several different tax jurisdictions increase our exposure to worldwide tax challenges.

Conducting business in international markets involves foreign exchange rate exposure that may lead to reduced profitability.

We have current operations in United Kingdom, Israel, Mexico, Norway, Sweden, and China. We believe that foreign exchange exposures may adversely impact financial results.

Risks Related to Our Industry

Our industry is characterized by rapidly changing technologies. If we are not successful in responding to rapidly changing technologies, our products may become obsolete and we may not be able to compete effectively.

The Wi-Fi (802.11, WiMAX) space is rapidly changing and prone to standardization. We must continue to evaluate, develop and introduce technologically advanced products that will position us for possible growth in the wireless data access market. If we are not successful in doing so, our products may became obsolete and we may not be able to compete effectively.

Changes in laws or regulations, in particular, future FCC Regulations affecting the broadband market, internet service providers, or the communications industry, could negatively affect our ability to develop new technologies or sell new products and therefore, reduce our profitability.

The jurisdiction of the Federal Communications Commission (“FCC”) extends to the entire communications industry, including our customers and their products and services that incorporate our products. Future FCC regulations affecting the broadband access services industry, our customers or our products may harm our business. For example, future FCC regulatory policies that affect the availability of data and Internet services may impede our customers’ penetration into their markets or affect the prices that they are able to charge. In addition, FCC regulatory policies that affect the specifications of wireless data devices may impede certain of our customers’ ability to manufacture their products profitably, which could, in turn, reduce demand for our products. Furthermore, international regulatory bodies are beginning to adopt standards for the communications industry. Although our business has not been hurt by any regulations to date, in the future, delays caused by our compliance with regulatory requirements may result in order cancellations or postponements of product purchases by our customers, which would reduce our profitability.

We may experience further write downs of our financial instruments and other losses related to volatile and illiquid market conditions.

At December 31, 2008, we own shares with a recorded value of approximately $8.6 million in a Bank of America affiliated fund, the Columbia Strategic Cash Portfolio (“CSCP”). We classified approximately $4.3 million of the CSCP investment as “Short-term investments” and approximately $4.3 million as “Long-term investment securities”. The CSCP is an enhanced cash money market fund that has been negatively impacted by the recent turmoil in the credit markets. This investment is classified as available for sale and is carried at fair value. In December 2007, the CSCP was closed to new subscriptions and redemptions, and changed its method of valuing shares from the amortized cost method to the market value of the underlying securities of the fund. The CSCP’s manager is in the process of liquidating the fund and returning cash to the shareholders. During the year ended December 31, 2008, we received approximately $28.0 million in share liquidation payments. In the year ended December 31, 2008, we incurred losses of $2.4 million in net asset value from the CSCP marking the underlying assets of the fund to market. The loss was recorded in our consolidated statement of operations as a reduction of “Other Income, Net”. Starting in December 2007 through December 31, 2008, we recorded cumulative losses on our CSCP investment of $2.9 million. We expect the liquidation of the long-term investment portion could take years to complete. Future impairment charges may result until the fund is fully liquidated, depending on market conditions.

Risks Related to our Common Stock

The trading price of our stock price may be volatile based on a number of factors, some of which are not in our control.

The trading price of our common stock has been highly volatile. The common stock price has fluctuated from a low of $3.73 to a high of $11.53 during 2008. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

•	adverse change in domestic or global economic conditions, including the current economic crisis,

•	announcements of technological innovations,

•	new products or services offered by us or our competitors,

•	actual or anticipated variations in quarterly operating results,

•	changes in financial estimates by securities analysts,

•	conditions or trends in our industry,

•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

•	additions or departures of key personnel,

•	mergers and acquisitions, and

•	sales of common stock by our stockholders or us.

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

Item 1B:	Unresolved Staff Comments

None

Item 2:	Properties

The following table lists our main facilities:

			Lease Term
Location	Square feet	Owned/Leased	Beginning	Ending	Purpose

Bloomingdale, Illinois	75,517	Owned	N/A	N/A	Antennas & Corporate functions
Germantown, Maryland	20,704	Leased	2006	2013	Scanning Receiver Products
Tianjin, China	7,373	Leased	2006	2009	Antenna assembly

In addition to the above facilities, we have small sales offices in Stockholm, Sweden and Shanghai, China.

We are currently negotiating an extension of the Tianjin facility lease that expires in April 2009. In connection with the sale of the MSG division in January 2008, our corporate headquarters moved to our facility in Bloomingdale, Illinois. We assigned the leases for our Chicago, Illinois and Belgrade, Serbia offices to Smith Micro.

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

Litigation with Wider Networks LLC

In March 2009, in the United States District Court for the District of Maryland Greenbelt Division we filed a lawsuit alleging patent infringement, unfair competition and false advertising against Wider Networks, LLC. It is our policy to protect our intellectual property and, pursuant to this policy, we intend to vigorously prosecute the action. However, as the litigation is in its early stages, we are unable to predict the outcome at this time.

This litigation follows our filing with the US Patent and Trademark Office (USPTO), in June 2007 and October 2008, for reexamination of two of Wider Networks LLC patents. As of the March 2009 filing of the complaint, the USPTO rejected one of the Wider Networks’ patents and agreed to reexamine the second patent, consistent with our June 2007 and October 2008 request.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 4A:	Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers as of March 1, 2009:

Name	Age	Position

Martin H. Singer	57	Chief Executive Officer, Chairman of the Board
John Schoen	53	Vice President and Chief Financial Officer
Jeffrey A. Miller	53	Vice President and General Manager, Antenna Products Group
Luis Rugeles	39	Vice President and General Manager, RF Solutions Group
Robert Suastegui	45	Vice President and General Manager, Global Sales

Mr. Martin H. Singer has been our Chief Executive Officer and Chairman of the Board since October 2001. Prior to that, Mr. Singer served as our non-executive Chairman of the Board from February 2001 until October 2001, and he has been a director since August 1999. From October 2000 to May 2001, Mr. Singer was an independent consultant. From December 1997 to August 2000, Mr. Singer served as President and Chief Executive Officer of SAFCO Technologies, a wireless communications company. He left SAFCO in August 2000 after its sale to Agilent Technologies. From September 1994 to December 1997, Mr. Singer served as Vice President and General Manager of Wireless Access and Business Development within the Motorola Cellular Infrastructure Group. Prior to this period, Mr. Singer held senior management and technical positions in Motorola, Tellabs, AT&T and Bell Labs. Mr. Singer holds a Bachelor of Arts degree in psychology from the University of Michigan, and a Master of Arts degree and a Ph.D. in experimental psychology from Vanderbilt University. Mr. Singer is a member of the Executive Board Midwest council of the AeA (American Electronics Association). He is also on the advisory board for the Master of Management & Manufacturing program at Northwestern University (Kellogg) and served on the standing advisory group for the Public Company Accounting Oversight Board for two years. He received the Martin N. Sandler distinguished Achievement Award (2007) from the AICC for his contributions to the development of economic ties between Israel and the U.S. He received the Executive Leadership Award from the AeA for his contributions to the technology community over several years. Mr. Singer has 7 patents in telecommunications and has written numerous articles on network evolution, immigration and labor policy, and other issues related to technology development.

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

Mr. Jeffrey A. Miller has been the Vice President and General Manager of our Antenna Products Group since October 2006. Prior to that, Mr. Miller was Vice President of Global Sales since July 2004. Mr. Miller was Vice President of Business Development and Licensing from January 2003 before taking on his Global Sales role. Prior to that position, in September 2002 Mr. Miller was appointed Vice President of Product Management & New Technology. From November 2001 when he joined PCTEL, until September of 2002, Mr. Miller was Vice President of Engineering. Prior to joining PCTEL, Mr. Miller was Functional Manager of Wireless Optimization Products,

Wireless Network Test Division of Agilent Technologies Inc. from July 2000 to November 2001. From January 1998 to July 2000, Mr. Miller served as Vice President of Engineering of SAFCO Technologies, Inc. and led its Test and Measurement Group before its acquisition by Agilent Technologies Inc. From September 1992 to January 1998, Mr. Miller was a Principal Consultant with Malcolm, Miller & Associates providing consulting services to wireless network operators and infrastructure suppliers. From 1978 through September of 1992, Mr. Miller held various technical and management positions at Motorola, Inc.’s Cellular Infrastructure Group. Mr. Miller received a Bachelor of Science in Computer Science from University of Illinois.

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

Mr. Robert Suastegui has been the Vice President and General Manager of Global Sales since joining PCTEL in June 2007. Prior to joining PCTEL, Mr. Suastegui enjoyed a successful 22 year career at Motorola. Mr. Suastegui held positions of increasing responsibilities in the accounting and finance organizations until the mid 1990’s. In 1997, Mr. Suastegui transitioned from the finance organization into Motorola’s iDEN business unit. From 1997 to 2005 he led Motorola’s iDEN International Infrastructure Group. In 2005 he assumed the leadership role of Vice President and General Manager N.A. Sales, Motorola Mobile Devices. He received his Bachelor of Science in Accounting from the University of Illinois at Chicago.

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

	High	Low

Fiscal 2008:
Fourth Quarter	$9.42	$3.73
Third Quarter	$11.53	$7.82
Second Quarter	$9.91	$6.75
First Quarter	$6.98	$5.88
Fiscal 2007:
Fourth Quarter	$9.97	$6.59
Third Quarter	$8.92	$7.17
Second Quarter	$11.00	$8.56
First Quarter	$10.68	$8.97

The closing sale price of our common stock as reported on the NASDAQ Global Market on March 2, 2009 was $4.60 per share. As of that date there were 47 holders of record of the common stock. A substantially greater number of holders of the common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Five-Year Cumulative Total Return Comparison

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the below company performance graph shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference in any such filings.

The graph below compares the annual percentage change in the cumulative return to our stockholders with the cumulative return of the NASDAQ Composite Index and the S&P Information Technology Index for the period beginning December 31, 2003 and ending December 31, 2008. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN *
Assumes Initial Investment of $100

* $100 invested on 12/31/03 in stock or indexed — including reinvestment of dividends. Fiscal years ending December 31

Dividends

We have only paid one cash dividend in our history which was paid in May 2008. This special dividend of $10.3 million was a partial distribution of the proceeds received from the sale of MSG. We do not anticipate the payment of regular dividends in the future.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table provides the activity of our repurchase program during the three months ended December 31, 2008 (in thousand, except per share amounts):

			Total Number of	Dollar Value
	Shares Purchased		Shares Repurchased	of Shares That May
	Total Number	Average Price	as Part of Publicly	be Purchased
	of Shares	Paid per Share	Announced Program	Under the Programs

October 1, 2008 — October 31, 2008	496,554	$9.14	496,554	—
November 1, 2008 — November 30, 2008	—	—	—	$5.0 million
December 1, 2008 — December 31, 2008	—	—	—	$5.0 million

We repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. All share repurchase programs are announced publicly. During the three months ended December 31, 2008, we repurchased 496,554 shares for approximately $4.5 million. In 2008, we repurchased a total of 4,022,616 shares for approximately $34.2 million and during 2007, we repurchased 663,384 shares for approximately $5.5 million. On November 21, 2008, the Board of Directors authorized the repurchase of shares up to a value of $5.0 million. There were no share repurchases in 2008 under this share repurchase program.

Item 6:	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2008, 2007, and 2006 and the balance sheet data as of December 31, 2008 and 2007 are derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005, and 2004 are derived from audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues	$76,927	$69,888	$76,768	$70,824	$43,092
Cost of revenues	40,390	37,827	39,929	40,718	19,594
Modem inventory recovery	—	—	—	—	(3,208)

Gross profit	36,537	32,061	36,839	30,106	26,706
Operating expenses:
Research and development	9,976	9,605	9,169	6,812	5,732
Sales and marketing	10,515	10,723	10,993	11,126	9,377
General and administrative	10,736	12,652	13,068	15,909	14,567
Impairment of goodwill and intangible assets	16,735	—	20,349	—	—
Amortization of intangible assets	2,062	1,987	3,593	4,137	2,972
Restructuring charges, net	353	2,038	389	(70)	(66)
Loss on sale of product lines	882	—	—	—	—
Gain on sale of assets and related royalties	(800)	(1,000)	(1,000)	(2,100)	(2,000)

Total operating expenses	50,459	36,005	56,561	35,814	30,582

Loss from continuing operations	(13,922)	(3,944)	(19,722)	(5,708)	(3,876)
Other income, net	85	2,831	3,303	1,546	1,261

Loss from continuing operations before provision (benefit) for income taxes and discontinued operations	(13,837)	(1,113)	(16,419)	(4,162)	(2,615)
Provision (benefit) for income taxes	(14,996)	(7,226)	(5,371)	45	(22)

Net income (loss) from continuing operations, net of tax	1,159	6,113	(11,048)	(4,207)	(2,593)
Net Income (loss) from discontinued operations, net of tax	37,138	(82)	1,029	494	(664)

Net income (loss)	$38,297	$6,031	$(10,019)	$(3,713)	$(3,257)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$0.06	$0.29	$(0.53)	$(0.21)	$(0.13)
Net income (loss) from discontinued operations	$1.94	—	$0.05	$0.02	$(0.03)
Net income (loss)	$2.00	$0.29	$(0.48)	$(0.18)	$(0.16)
Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.06	$0.29	$(0.53)	$(0.21)	$(0.13)
Net income (loss) from discontinued operations	$1.93	—	$0.05	$0.02	$(0.03)
Net income (loss)	$1.99	$0.28	$(0.48)	$(0.18)	$(0.16)
Dividends per common shares	$0.50	—	—	—	—
Shares used in computing basic earnings (loss) per share	19,158	20,897	20,810	20,146	20,074
Shares used in computing diluted earnings (loss) per share	19,249	21,424	20,810	20,146	20,074
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$62,601	$65,575	$70,771	$58,307	$83,887
Working capital	82,046	85,449	84,779	70,263	88,963
Total assets	135,506	135,879	132,617	144,505	142,105
Total stockholders’ equity	125,318	124,567	120,693	124,027	122,923

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning the future operations, financial condition and prospects, and business strategies. The words “believe”, “expect”, “anticipate” and other similar expressions generally identify forward-looking statements. Investors in the common stock are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the future business, financial condition, or results of operations to differ materially from the historical results or currently anticipated results. Investors should carefully review the information contained in “Item 1A: Risk Factors” and elsewhere in, or incorporated by reference into, this report.

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

In 2008, we operated in two separate product segments: BTG and Licensing. BTG includes our Antenna Products Group and RF Solutions Group. We maintain expertise in several technology areas. These include DSP chipset programming, radio frequency, software engineering, mobile, antenna design and manufacture, mechanical engineering, product quality and testing, advanced algorithm development, and cellular engineering.

On January 4, 2008 we sold MSG to Smith Micro Software, Inc. (NASDAQ: SMSI). MSG produced mobility software products for WiFi, cellular, IMS, and wired applications. The financial results for MSG are presented in the financial statements as discontinued operations.

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

We have an intellectual property portfolio in the area of analog modem technology, which we have actively licensed for revenue starting in 2002. The number of U.S. patents and applications in this technology reached to over 100 in 2005. We have since sold or divested most of these patents. We had an active licensing program since 2002 designed to monetize the value of this intellectual property. Companies under license at the end of 2008 include Agere, US Robotics, 3COM, Intel, Conexant, Broadcom, Silicon Laboratories, Texas Instruments, Smartlink, and ESS Technologies. As of December 31, 2008, these licenses are substantially fully paid up. We believe that there are no significant modem market participants remaining to be licensed and we expect minimal modem licensing revenue going forward.

We have an intellectual property portfolio related to antennas, the mounting of antennas, and scanning receivers. These patents are being held for defensive purposes and are not part of an active licensing program.

Current Economic Environment

Recently, general domestic and global economic conditions have been negatively impacted by several factors, including, among others, the subprime-mortgage crisis in the housing market, going concern threats to investment banks and other financial institutions, reduced corporate spending, and decreased consumer confidence. These economic conditions have negatively impacted several elements of our business and have resulted in our facing one of the most challenging periods in our history. It is uncertain how long the current economic conditions will last or how quickly any subsequent economic recovery will occur. If the economy or markets into which we sell our products continue to slow or any subsequent economic recovery is slow to occur, our business, financial condition and results of operations could be further materially and adversely affected.

Results of Operations for Continuing Operations

Years ended December 31, 2008, 2007 and 2006 (All amounts in tables, other than percentages, are in thousands)

Revenues

	BTG	Licensing	Total

Revenue 2008	$76,705	$222	$76,927
Percent change from year ago period	11.1%	(72.8)%	10.1%
Revenue 2007	$69,072	$816	$69,888
Percent change from year ago period	1.4%	(90.6)%	(9.0)%
Revenue 2006	$68,088	$8,680	$76,768
Percent change from year ago period	(0.7)%	279.2%	8.4%

BTG revenues were approximately $76.7 million for the year ended December 31, 2008, an increase of 11% from the prior year. In the year ended December 31, 2008 versus the prior year, scanning receivers contributed 8% of the revenue growth and antennas provided 3% of the revenue growth. The revenue growth for scanning receivers is primarily due to an increase in the number of UMTS deployments. The revenue growth for antennas is primarily due to the acquisition of Bluewave in March 2008.

BTG revenues were approximately $69.1 million for the year ended December 31, 2007, an increase of 1% from the prior year. The 1% increase in revenues consisted of positive 4% from scanning receivers which offset negative 3% for antennas. The revenue growth for scanning receivers was primarily due to the roll out of UMTS networks and the related need for 3G scanners. Antenna revenues declined in 2007 due to the exit from the UMTS antenna market.

Licensing revenues were $0.2 million for the year ended December 31, 2008 compared to $0.8 million for the year ended December 31, 2007. The decline in licensing revenues was expected in 2008 and 2007, and we expect minimal modem licensing revenue going forward because we have sold or divested most of our modem patents. In 2006, licensing revenues included $7.0 million from Agere.

Gross Profit

	BTG	Licensing	Total

Gross Profit 2008	$36,321	$216	$36,537
Percentage of revenue	47.4%	97.3%	47.5%
Percent of revenue change from year ago period	2.1%	(0.6)%	1.6%
Gross Profit 2007	$31,262	$799	$32,061
Percentage of revenue	45.3%	97.9%	45.9%
Percent of revenue change from year ago period	3.9%	(1.8)%	(2.1)%
Gross Profit 2006	$28,181	$8,658	$36,839
Percentage of revenue	41.4%	99.7%	48.0%
Percent of revenue change from year ago period	0.7%	3.3%	5.5%

Our two product segments vary from each other in gross profit percent. Gross profit as a percentage of total revenue was 47.5% in 2008 compared to 45.9% in 2007 and 48.0% in 2006. The margin increase in 2008 from 45.9% to 47.5% is due to an increase in BTG margins. The margin decline in 2007 from 48.0% to 45.9% was due to lower licensing revenues, which have a higher margin than revenue from product sales. Excluding the $7 million of licensing revenue from Agere in 2006, our gross margin increased 3.3% in 2007 compared to 2006.

BTG margin was 47.4% in the year ended December 31, 2008, approximately 2.1%, better than 2007. Scanning receivers contributed this 2.1% of the margin percentage increase for the year December 31, 2008. In 2008, the BTG margin reflects favorable product mix of higher margin scanning receiver products and volume increases. BTG margin was 45.3% for the year ended December 31, 2007, 3.9% better than 2006. Scanning receivers contributed 3.6% of the margin percentage increase and antennas contributed 0.3% of the margin percentage increase in the year ended December 31, 2007. In 2007, the BTG margin reflects favorable product mix of higher margin scanning receiver products and the exit from the lower margin UMTS antenna products.

Licensing margin was 97.3% in 2008, 97.9% in 2007, and 99.7% in 2006. The margin percentage declined in 2007 and 2008 due to the volume decrease in each year.

Research and Development

	2008	2007	2006

Research and development	$9,976	$9,605	$9,169
Percentage of revenues	13.0%	13.7%	11.9%
Percent of revenue change from prior period	(0.7)%	1.8%	2.3%

Research and development expenses increased $0.4 million from 2007 to 2008. Expenses were higher than the prior year because we invested in development of new scanning receivers and for an antenna design center in China.

Research and development expenses increased $0.4 million from 2006 to 2007. In 2007, we invested in new product development for both scanning receiver products and antennas. We shut down our research and development facility for UMTS iVET antennas in Dublin, Ireland but we invested domestically in research and development for antenna products, including our WiMAX portfolio of antennas.

We had 67 full-time equivalent employees in research and development at December 31, 2008 and 66 full-time equivalents in each of 2007 and 2006.

Sales and Marketing

	2008	2007	2006

Sales and marketing	$10,515	$10,723	$10,993
Percentage of revenues	13.7%	15.3%	14.3%
Percent of revenue change from prior period	(1.6)%	1.0%	(1.4)%

Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

Sales and marketing expense decreased $0.2 million from 2007 to 2008 due to cost controls and lower sales commissions. Our sales commissions were lower because we reduced the number of third-party rep firms in 2008. Sales and marketing expense decreased $0.3 million from 2006 to 2007 due to lower European sales expenses as a result of the exit from the UMTS antenna market, as well as lower expense for trade shows and other marketing expenses.

We had 40, 46, and 40 full-time equivalent employees in sales and marketing at December 31, 2008, 2007, and 2006 respectively.

General and Administrative

	2008	2007	2006

General and administrative	$10,736	$12,652	$13,068
Percentage of revenues	14.0%	18.1%	17.0%
Percent of revenue change from prior period	(4.1)%	1.1%	(5.4)%

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses decreased $1.9 million from 2007 to 2008. Approximately $1.4 million of the decrease is due to a reduction in corporate overhead expenses. Corporate overhead expenses declined because we streamlined our corporate overhead structure after the MSG sale and reduced spending on information technology, finance, human resources, and other professional services. The remaining decrease is primarily due to the full year impact from our exit from the UMTS iVET antenna product line in Ireland in 2007. General and administrative expenses decreased $0.4 million from 2006 to 2007 due to the restructuring in Ireland in 2006 that eliminated the manufacturing facility and the related general and administrative functions.

We had 36, 41, and 48 full-time equivalent employees in general and administrative functions at December 31, 2008, 2007, and 2006, respectively.

Impairment of goodwill and other intangible assets

	2008	2007	2006

Impairment of goodwill and other intangible assets	$16,735	—	$20,349
Percentage of revenues	21.8%	N/A	26.5%

In 2008, we recorded a goodwill impairment of $16.7 million based on the results from our annual test of goodwill impairment in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Intangible Assets” (“FAS 142”). This amount represented the total BTG goodwill balance. See discussion of this goodwill impairment within the accounting policies section of Item 7.

In 2006, in conjunction with the completion of the restructuring of Dublin operations, we reevaluated the carrying value of the goodwill and intangible assets for technology and customer relationships, as required by Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”) and FAS 142. Based on projections for future revenues, profits, and cash flows, we concluded that the carrying value of intangible assets was impaired by $6.0 million and the carrying value of the goodwill was impaired by $14.3 million. The total impairment cost was recorded in the third quarter of 2006.

Amortization of Other Intangible Assets

	2008	2007	2006

Amortization of other intangible assets	$2,062	$1,987	$3,593
Percentage of revenues	2.7%	2.8%	4.7%

The amortization of intangible assets relates to the acquisitions of DTI in 2003, MAXRAD in 2004, the antenna product lines of Andrew Corporation in 2004, the Sigma antenna product lines in 2005 and the Bluewave antenna product assets in 2008. Amortization increased in 2008 due to the acquisition of Bluewave assets. With the acquisition of Bluewave, we recorded intangible assets of $3.3 million for customer relationships, core technology, and trade names. These assets have an amortization period of six years. See note 4 to the consolidated financial statements related to the acquisition of the Bluewave antenna assets.

Amortization declined in 2007 due to lower amortization related to the intangible assets from DTI and the product lines from Sigma. The intangible assets related to the DTI acquisition were fully amortized as of March 2007. The lower amortization related to the intangible assets from the product lines from the Sigma acquisition is due to the impairment of intangible assets in 2006, the exit from the UMTS antenna market in 2007, and the sale of product lines to SWTS in October 2008.

Restructuring Charges

	2008	2007	2006

Restructuring charges	$353	$2,038	$389
Percentage of revenues	0.5%	2.9%	0.5%

International sales restructuring

In November 2008 we announced the closure of our sales office in New Delhi, India, effective December 2008. We incurred restructuring charges of $0.1 million for severance payouts and lease obligations.

Corporate overhead

In the first quarter of 2008, we incurred restructuring expense of $0.3 million for employee severance costs related to our plan to reduce corporate overhead.

UMTS restructuring

In 2007, we exited the UMTS antenna market and shut down our iVET antenna product line. We closed our research and development facility in Dublin, Ireland as well as a related engineering satellite office in the United Kingdom, and discontinued the UMTS portion of our contract manufacturing, which was located in St. Petersburg, Russia. These actions terminated twelve redundant employee positions in Ireland and three redundant employee positions in the United Kingdom. The facilities and employees affected by the closure decision were originally part of our acquisition of Sigma in July 2005.

We recorded net $2.0 million of restructuring costs in 2007 related to the exit of our UMTS iVET antenna product line. The major components of the expense were $2.4 million of gross cash-based restructuring charges plus $0.7 million of asset impairments, offset by $1.1 million for the sale of assets. The cost categories of the $2.4 million of cash-based restructuring costs were: $0.4 million of employee severance; $0.1 million of future lease payments; $0.1 million of office clean up costs; and $1.8 million in contract manufacturing obligations, primarily related to inventory in the supply chain. We recovered $1.1 million through the sale of assets. The major components were the last time purchase of inventory for $0.5 million and the sale of intangible assets for $0.6 million. In 2008, we completed the UMTS restructuring when we paid the final manufacturing purchase obligations.

Dublin restructuring

In 2006, we discontinued the manufacture of the iVET, PMR and DPMR lines of our antenna products at our Dublin, Ireland location. We reached an agreement in principle with the labor union responsible for our manufacturing and certain other personnel in our Dublin, Ireland factory that enabled us to wind down our manufacturing operations at the Dublin facility, terminate 65 redundant employee positions, downsize the space under the current lease at this location, and reduce our pension obligations to terminated and remaining employees. Manufacturing of the lines of antenna products was relocated either to a contract manufacturer in St. Petersburg, Russia, or to our BTG facility in Bloomingdale, Illinois. The process of winding down manufacturing operations in Dublin and relocating the products to other manufacturing locations was completed in September 2006. The general and administrative support functions were eliminated in December 2006.

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

Loss on sale of product lines

	2008	2007	2006

Loss on sale of product lines	$882	—	—
Percentage of revenues	1.1%	N/A	N/A

On August 14, 2008, we entered into an asset purchase agreement for the sale of certain antenna products and related assets to SWTS. SWTS purchased the intellectual property, dedicated inventory, and certain fixed assets related to four of our antenna product families for $0.7 million, payable in installments at close and over a period of 18 months. The four product families represent the last remaining products acquired by us through our acquisition of Sigma in July 2005. The sale transaction closed on October 9, 2008. Sigma and SWTS are unrelated companies.

For the year ended December 31, 2008, we recorded a $0.9 million loss on sale of product lines, separately within operating expenses in the financial statements. The net loss included the book value of the assets sold to SWTS, impairment charges in accordance with FAS 142 and FAS 144, and incentive payments due the new employees of SWTS, net of the proceeds due to us. We sold inventory with a net book value of $0.8 million and wrote off intangible assets including goodwill of $0.5 million. The intangible asset write-off was the net book value and the goodwill write-off was a pro-rata portion of BTG goodwill in accordance with FAS 142. We paid incentive payments of $0.1 million and we calculated $0.5 million in proceeds based on the principal value of the installment payments excluding imputed interest. At December 31, 2008, we included the principal amounts due in “Prepaid expenses and other current assets” and “Other assets” on the balance sheet.

Gain on sale of assets and related royalties

	2008	2007	2006

Gain on sale of assets and related royalties	$800	$1,000	$1,000
Percentage of revenues	1.0%	1.4%	1.3%

We received $0.8 million of royalty payments during 2008 and $1.0 million of royalty payments during 2007 and 2006 from Conexant Systems, Inc (“Conexant”). In August 2005, we amended our cross license agreement with Conexant whereby the period for which the royalties are payable was extended to end on June 30, 2009. The quarterly royalty maximum was amended to be $250,000 per quarter for the period January 1, 2006 through December 31, 2007 and $200,000 per quarter for the period January 1, 2008 through June 30, 2009. At June 30, 2009, the Conexant license will be fully paid up.

Other Income, net

	2008	2007	2006

Other income, net	$85	$2,831	$3,303
Percentage of revenues	0.1%	4.1%	4.3%

Other income, net, consists of interest income, investment gains and losses, and foreign exchange gains and losses. In 2008, investment losses offset most of the interest income. Investment losses were $2.4 million and $0.5 million in the years ended December 31, 2008 and 2007, respectively. The losses resulted from mark to market adjustments in our CSCP. The fund was closed to new subscriptions or redemptions in December 2007, resulting in our inability to immediately redeem our investments for cash. The fair value of our investment in this fund as of December 31, 2008 was estimated to be $8.6 million based on the net asset value of the fund and we classified approximately $4.3 million of the CSCP investment as “Short-term investments” and approximately $4.3 million as “Long-term investment securities”. We expect that the liquidation of the long-term portion could take years to complete. Future impairment charges may result until the fund is fully liquidated, depending on market conditions.

Interest income was $2.6 million, $3.5 million and $2.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Interest income decreased in 2008 compared to 2007 due to lower interest rates. Interest income was higher in 2007 compared to 2006 because we had higher average cash and investment balances in 2007.

We recorded foreign exchange losses of $0.1 million and $0.3 million in the years ended December 31, 2008 and 2007, respectively, and foreign exchange gains of $0.2 million in the year ended December 31, 2006.

Benefit for Income Taxes

	2008	2007	2006

Benefit for income taxes	$(14,996)	$(7,226)	$(5,371)
Effective tax rate	108.4%	649.2%	32.7%

The effective tax rate differed from the statutory Federal rate of 35% during 2008 primarily due to the release of our valuation allowance of $9.8 million. We reversed our valuation allowance because our projected income is more than adequate to offset our deferred tax assets remaining after disposition of the Sigma assets in the third quarter 2008.

The effective tax rate differed from the statutory Federal rate of 35% during 2007 principally due to the release of our valuation allowances in the amount of $7.9 million. In addition, different rates for foreign income and losses and other permanent items impacted the effective tax rate. We reversed $7.9 million of the valuation allowance in 2007 due to the taxable income from the gain on the sale of MSG in January 2008. We maintained a partial valuation allowance of $11.0 million at December 31, 2007.

The effective tax rate differed from the statutory federal rate of 35% during 2006 principally due to the release of our tax contingency reserve of $5.2 million and due to the increase in the valuation allowance for deferred tax assets.

Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. With the reversal of the valuation allowance in 2008, we had gross deferred tax assets of $12.5 million and a valuation allowance of $1.2 million against the deferred tax assets at December 31, 2008. We maintain the valuation allowance due to uncertainties regarding realizability. The valuation allowance at December 31, 2008 relates to deferred tax assets in tax jurisdictions in which the company no longer has significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

Discontinued Operations

	2008	2007	2006

Income (loss) from discontinued operations	$37,138	$(82)	$1,029

In January 2008, we completed the sale of our MSG division to Smith Micro in accordance with an Asset Purchase Agreement (the “Smith Micro APA”) entered into between Smith Micro and PCTEL and publicly announced on December 10, 2007. Under the terms of the Smith Micro APA, Smith Micro purchased substantially all of the assets of the MSG division for total consideration of $59.7 million in cash. In the transaction, PCTEL retained the accounts receivable, non customer-related accrued expenses and accounts payable of the division. Substantially all of the employees of MSG continued as employees of Smith Micro in connection with the completion of the acquisition. The results of operations of MSG have been classified as discontinued operations. The assets and liabilities that were sold with MSG are classified as assets and liabilities of discontinued operations in the consolidated balance sheet at December 31, 2007.

The sale of MSG in January 2008 qualifies as a discontinued operation for the years ended December 31, 2008, 2007, and 2006. The results of MSG have been excluded from our continuing operations and reported separately as discontinued operations. See also footnote 3 related to the sale of MSG in the notes to the consolidated financial statements.

Discontinued operations for the year ended December 31, 2008 included the gain on the sale of MSG of $60.3 million in addition to net loss from operations of $0.3 million and income tax expense of $22.8 million. We reported a loss from discontinued operations in 2007 of $0.1 million compared to income from discontinued operations in 2006 of $1.0 million. Revenues increased $0.5 million in 2007 compared to 2006, but expenses for professional services related to the transaction with Smith Micro and investments in Europe for research and development and sales and marketing in 2007 negatively impacted the 2007 earnings. In the fourth quarter of 2007, we incurred $0.8 million in costs for professional services associated with the sale of MSG.

Liquidity and Capital Resources

	Years Ended December 31,
	2008	2007	2006

Net income (loss) from continuing operations	$1,159	$6,113	$(11,048)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	20,410	(139)	20,114
Changes in operating assets and liabilities	1,419	(5,224)	1,324

Net cash provided by operating activities	$22,988	$750	$10,390
Net cash used in investing activities	(2,290)	(29,094)	(13,325)
Net cash used in (provided by) financing activities	(40,916)	(4,988)	2,644
Net cash provided by discontinued operations	38,477	741	1,268
Cash and cash equivalents at the end of period	$44,766	$26,632	$59,148
Short-term investments at end of period	17,835	38,943	11,623
Long-term investments at end of period	15,258	—	—
Short-term borrowings at end of period	—	$107	$869
Working Capital at the end of year	$82,046	$85,449	$84,779

Liquidity and Capital Resources Overview

At December 31, 2008, our cash and investments were approximately $77.9 million and we had working capital of approximately $82.0 million. Our primary source of liquidity is cash provided by operations, with short term swings in liquidity supported by a significant balance of cash and short-term investments. The original source of the cash and short-term investments is a public offering of our common stock made in 1999. During the subsequent years the balance has fluctuated with cash from operations, acquisition and divestitures, large modem licensing agreements, and the repurchase of our common shares.

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

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through our employee stock purchase plan (“ESPP”) and used funds to repurchase shares of our common stock through our share repurchase programs. The result of this activity, being a net user of funds versus a net generator of funds, is largely dependent on our stock price during any given year.

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

Operating Activities:

We generated $23.0 million of funds from operating activities for the year ended December 31, 2008. The income statement was a net generator of $20.4 million of funds through net income, depreciation, amortization, stock based compensation and restructuring. Net income includes a tax benefit of $9.8 million for the reversal of deferred tax asset allowances.

The balance sheet provided $1.4 million of funds. The net collection of accounts receivables provided cash of $2.1 million and increase in accounts payable provided $1.5 million during 2008. The receivable collections included $1.9 million of MSG accounts receivables from December 31, 2007 that were retained by us. Our accounts payable increased due to inventory purchased during the fourth quarter 2008 to meet our customer commitments. We used cash of $1.3 million on increases in inventories and $1.6 million on decreases in other accrued liabilities. The decrease in accrued liabilities is primarily due to payments for professional services incurred in December 2007 for the MSG sale.

We generated $0.8 million of funds from operating activities for the year ended December 31, 2007. The income statement was a net generator of $13.7 million of funds through net income, depreciation, amortization, stock based compensation and restructuring. The balance sheet was a net user of $13.0 million of funds due to increases in inventories of $3.4 million and accounts receivable of $2.0 million. The increase in inventories was due to purchases of antenna raw material inventory and scanner receiver sub-assemblies to meet the customer demand in the first quarter 2008. The increase in accounts receivables was due to the calendarization of the fourth quarter 2008 revenues versus the comparable period in the prior year.

We generated $10.4 million of funds from operating activities for the year ended December 31, 2006. The income statement was a net generator of $9.2 million of cash and the balance sheet provided $1.2 million. The balance sheet was a net provider of cash primarily because of increases in accrued liabilities of $1.9 million and decreases in inventory of $1.6 million. Accrued liabilities increased due to liabilities for contract manufacturing and inventories declined due to the transition of manufacturing for the UMTS iVET antennas from Dublin, Ireland to the contract manufacturers.

Investing Activities:

We used $2.3 million for investing activities during the year ended December 31, 2008. Redemptions from the Columbia Strategic Cash Portfolio (“CSCP”) provided $28.0 million in funds and we rotated $24.5 million to other short-term and long-term investments. We used $3.9 million for the purchase of certain Bluewave assets in March 2008 and $2.7 million for capital expenditures. Our 2008 capital expenditures included $0.6 million for a new China design center. The China design center represents expansion of our engineering capacity. The remainder of our capital expenditures during 2008 was maintenance in nature. Capital expenditures during the year ended December 31, 2008 were 3.5% of BTG revenues, below the historical range of 4% to 6% of BTG revenues. Lower capital expenditures than our historical trend are reflective of our exit from UMTS antenna operations in 2007 and reduced capital expenditures for information systems. In 2008, we received $0.8 million from the sale and related royalties of our modem business to Conexant in 2003. There are maximum royalty payments under that sale of $0.4 million in 2009.

In December 2007, we received notification that the CSCP, in which we had invested $38.9 million as of December 31, 2007, was being closed to new subscriptions or redemptions, resulting in our inability to immediately redeem our investments for cash. The fair value of our investment in this fund was based on the net asset value of the fund, and was classified as “Short-Term Investments” on our Consolidated Balance Sheet. At December 31, 2008, the fair value of our investment in this fund was $8.6 million and we classified approximately $4.3 million as “Long-Term Investments”, and approximately $4.3 million in “Short-Term Investments”. During 2008, we recognized a loss of $2.4 million, included in “Other Income, net” related to the estimated realizable value of this fund. We expect the liquidation of the long-term investment portion could take years to complete.

We used $29.1 million for investing activities in the year ended December 31, 2007. With redemptions of short-term investments, we rotated $11.6 million into cash and cash equivalents. We classified the $38.9 million fair value of our investment in the CSCP as “Short-Term Investments” on our consolidated balance sheet at December 31, 2007. Capital expenditures were $2.8 million in 2007, or 4.1% of BTG revenue, which fell within the historical range of 4% to 6% of BTG revenue. All of the 2007 capital expenditures were maintenance in nature. We received $0.8 million from the sale and related royalties of our modem business to Conexant in 2003. There were no acquisitions in the year ended December 31, 2007.

We used $13.3 million for investing activities in the year ended December 31, 2006. We rotated $11.6 million into short-term investments from cash and cash equivalents. Capital expenditures were $3.5 million in 2006, or 5.1% of BTG revenue, which fell within the historical range of 4% to 6% of BTG revenue. All of the 2006 capital expenditures were maintenance in nature. We received $1.0 million from the sale and related royalties of our modem business to Conexant in 2003.

Financing Activities:

Our financing activities consumed $40.9 million of funds during the year ended December 31, 2008. We used $34.2 million to repurchase our common stock under share repurchase programs and we used $10.3 million for a $0.50 per share special cash dividend. We generated $2.2 million from the proceeds from the sale of common stock related to stock option exercises and shares purchased through the ESPP. Tax benefits from stock compensation and proceeds from the sale of common stock related to stock option exercises and shares purchased through the ESPP generated $1.4 million. In April 2008, we used $0.1 million to repay a short-term loan for our Tianjin, China subsidiary. At December 31, 2008, we had no borrowings.

Our financing activities consumed $5.0 million during the year ended December 31, 2007. We used $5.5 million to repurchase our common stock under share repurchase programs, but we generated $1.3 million from the proceeds from the sale of common stock related to stock option exercises and shares purchased through the ESPP. Repayment of our net borrowing balance in Ireland used $0.8 million of cash in the year ended December 31, 2007.

Our financing activities provided $2.6 million during the year ended December 31, 2006. We used $2.1 million to repurchase our common stock under share repurchase programs, but we generated $3.4 million from the proceeds from the sale of common stock related to stock option exercises and shares purchased through the ESPP. Net borrowing for working capital needs in Ireland and China provided $0.8 million of cash during the year ended December 31, 2006.

Contractual Obligations and Commercial Commitments

The following summarizes the contractual obligations for office and product assembly facility leases office equipment leases and purchase obligations and the effect such obligations are expected to have on the liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Operating leases:
Facility(a)	$1,968	$480	$1,447	$42	$—
Equipment(b)	$223	$42	$127	$53	—
Purchase obligations(c)	$7,399	$7,399	—	—	—

Total	$9,590	$7,921	$1,574	$95	$0

(a)	Future payments for the lease of office and production facilities.

(b)	Future payments for the lease of office equipment.

(c)	Purchase orders or contracts for the purchase of inventory, as well as for other goods and services, in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.

See Footnote 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for a further discussion of leases.

We have a liability related to Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) of $0.6 million at December 31, 2008. We do not know when this obligation will be paid.

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

Revenue recognition

In accordance with Staff Accounting Bulletin No. 104: “Revenue Recognition”, we recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured. We obtain contracts or purchase orders as evidence of the arrangement with our customers.

Continuing operations

We recognize revenue for sales of the antenna products and software defined radio products when title transfers which is predominantly upon shipment from the factory. For products shipped on consignment, we recognize revenue upon delivery from the consignment location. We sell our products into both commercial and secure application government markets. Revenue is recognized for antenna products sold to major distributors upon shipment from our factory. We allow our major antenna product distributors to return product under specified terms and conditions. We accrue for product returns in accordance with FAS 48, “Revenue Recognition When Right of Return Exists”.

We license our modem technology through the licensing program. The licensing of the intellectual property is recorded as revenue. We record intellectual property licensing revenue when we have a licensing agreement, the amount of related royalties is known for the accounting period reported, and collectability is reasonably assured. Knowledge of the royalty amount specific to an accounting period is either in the form of a royalty report specific to a quarter, a contractual fixed payment in the license agreement specific to a quarter, or the pro-rata amortization of a fixed payment related to multiple quarters over those quarters using the operating lease method. If a license agreement provides for a fixed payment related to periods prior to the license effective date (the past) and volume-based royalties going forward, the fixed payment is recognized at the license effective date and the volume based royalties are recognized as royalty reports are received. If the license provides for a fixed payment for the past and for a finite future period, to be followed by volume based royalties thereafter, the fixed payment is recorded under the operating lease method and recognized pro-rata from the effective date through the end of the period covered by the fixed payment. If a one-time license payment is made for a perpetual license, with no future obligations, revenue is recognized under the capitalized lease method upon the effective date.

For license agreements where litigation is involved, we consider such arrangements to have both an intellectual property licensing element and a litigation element. For these multiple element arrangements, we allocate a portion of the total settlement amount to the intellectual property licensing element based upon the estimated fair value of the intellectual property licensing element using its historical sold-separately experience. Using the residual method, we then allocate the remaining settlement amount to the litigation element which is recorded as other income. For the years ended December 31, 2008, 2007, and 2006, respectively, no significant amounts have been allocable to the litigation element.

There is one exception to the recognition of intellectual property licensing as revenue. We signed a licensing agreement with Conexant simultaneously with the sale of our HSP modem product line to Conexant in 2003. Because the HSP modem product line also requires a license to our patent portfolio, the gain on sale of the product line and the licensing stream are not separable for accounting purposes. Ongoing royalties from Conexant are presented in the income statement as Gain on Sale of Assets and Related Royalties.

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

Discontinued operations

We accounted for the activity related to MSG as discontinued operations in the Consolidated Statement of Operations. We accounted for the related assets currently held for sale, in accordance with the provisions of FAS No. 144. In accordance with FAS 144, the net assets held for sale are recorded on our Consolidated Balance Sheets at the lower of carrying value or the fair value less costs to sell. See Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our accounting for discontinued operations.

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

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs. Inventories as of December 31, 2008 and 2007 were composed of raw materials, subassemblies, work-in-process, and finished goods. We maintain reserves to reduce the value of inventory to the lower of cost or market, including reserves for excess and obsolete inventory. Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage. Obsolete reserves are based on our identification of inventory where carrying value is above net realizable value. These reserves are based on our estimates and judgments regarding the utilization of the inventory. Due to competitive pressures and technological innovation, we may have excess inventory in the future. Write-downs of inventories would have a negative impact on gross profit.

Warranty costs

We offer repair and replacement warranties of primarily two years for antenna products and one year for scanners and receivers. Our warranty reserve is based on historical sales and costs of repair and replacement trends. If we were to experience an increase in warranty claims compared with our historical experience, gross profit would be adversely affected.

Stock-based compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share Based Payments,” (“FAS 123(R)”) which revises SFAS No. 123, “Accounting for Stock Based Compensation.” FAS 123(R) requires us to record compensation expense for share-based payments, including employee stock options, at fair value.

We elected to use the modified prospective transition method to adopt FAS 123(R). Under this transition method, compensation expense includes expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and the expense for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). As required under the modified prospective transition method we have not restated prior period results. As part of the adoption of FAS 123(R), we used the alternative transition method in FAS 123(R) to establish the beginning balance of the additional paid in capital (“APIC”) pool related to employee compensation. We determined that it was in a net shortfall position and thus, started at $0 for the APIC pool at January 1, 2006.

Goodwill and intangible assets

Under the provisions of FAS No. 142, we test goodwill of each operating segment for impairment on an annual basis. We perform our annual impairment test of goodwill at the end of the first month of our fiscal fourth quarter (October 31st), or at an interim date if circumstances dictate.

2008 Evaluation

In 2008, we managed our business as two operating segments, BTG and Licensing. In 2007, there was a third operating segment, MSG, which was sold on January 4, 2008 and was accounted for as discontinued operations in 2007. In accordance with FAS 142, we determined these operating segments were our reporting units. We test each reporting unit for possible goodwill impairment by comparing each reporting unit’s net book value to fair value. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. In estimating the fair value of the reporting units for the purpose of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses as well as fair value on a comparable business basis.

BTG Reporting Unit

For BTG, we used both the Discounted Cash Flow (“DCF”) method and the Comparable Business (“CB”) method for determining fair value of the reporting unit as “step one” in the test for impairment. The CB method is a valuation technique by which the fair value of the equity of a business is estimated by comparing it to publicly-traded companies in similar lines of business. The multiples of key metrics of other similar companies (revenue and/or EBITDA) are applied to the historical and/or projected results of the business being valued to determine its fair value. The DCF method considers the future cash flow projections of the business and the value of those projections discounted to the present day. For the cash flow projections, we projected a pro-forma income statement for BTG for the two months ended 12/31/08 and for the five calendar years ending 12/31/13.

While the use of historical results and future projections can result in different valuations for a company, it is a generally accepted valuation practice to apply more than one valuation technique to establish a range of values for a business. Since each technique relies on different inputs and assumptions, it is unlikely that each technique would yield the same results. However, it is expected that the different techniques would establish a reasonable range. In determining the fair value of BTG, we weight the two methods equally in determining the far value because we believe both methods have an equal probability of providing an appropriate fair value.

In “step one”, the calculation of our fair value was lower than the carrying value of BTG at October 31, 2008. We concluded that goodwill impairment was likely as described in FAS 142.

Reconciliation of Reporting Units Fair Value to PCTEL’s Market Capitalization

The sum of the reporting units’ fair value using the DCF and CB methods plus the fair value of our cash and investments under SFAS No. 157, Fair Value Measurements (“Calculated Fair Value”) was reconciled to the sum of our total market capitalization plus a control premium (“Adjusted Market Capitalization”). The control premium is based on the discounted cash flows associated with obtaining control of us in an acquisition of the entire company. In the event that Adjusted Market Capitalization is less than the Calculated Fair Value, the negative variance is allocated back to the reporting units’ fair value in proportion to their calculated fair values under the methods previously described in order to arrive at an adjusted fair value. A negative Adjusted Market Capitalization variation condition existed in 2008. The adjusted fair value including the negative variation was used in performing the “step one” test under FAS 142.

The market capitalization at October 31, 2008 was $107.2 million to which a $6.5 million control premium (6%) was added based on the DCF of our after tax costs of being a public company to arrive at the market capitalization plus control premium of $113.7 million. We considered whether the market capitalization at October 31st was appropriate for use in the “step one” calculation as the market capitalization for the six months prior to the annual test date averaged $184.1 million. We concluded that the market had not reflected the economic recession outlook in its stock price prior to October. The average market capitalization for the months of October 2008 through January 2009 averaged $113.7 million, which indicates that the decline in market capitalization in October 2008 is other than temporary. Therefore the October 31st market capitalization was used. As a result of our lower market capitalization in 2008, we recorded an impairment charge for $16.7 million. The goodwill impairment of $16.7 million was 100% of the goodwill associated with BTG.

2007 Evaluation

Based on using the DCF and CB methods for determining the fair value of our business units at October 31, 2007, there was not an impairment of goodwill at October 31, 2007. Further, the Adjusted Market Capitalization exceeded the calculated fair value at October 31, 2007. At October 31, 2007, our market capitalization was $191.2 million to which a $6.2 million control premium (3%) was added based on the DCF of our after tax costs of being a public company to arrive at the Adjusted Market Capitalization plus control premium of $197.4 million.

2006 Impairment

In conjunction with the completion of the restructuring of Dublin operations in 2006, we reevaluated the carrying value of the goodwill and intangible assets for technology and customer relationships, as required by FAS 144 and FAS 142. We concluded that the carrying value of intangible assets was impaired by $6.0 million and the carrying value of the goodwill was impaired by $14.3 million. The total impairment cost was recorded in the third quarter of 2006.

Licensing Reporting Unit

For Licensing, we use an undiscounted cash flow model for determining fair value. The reporting unit has stable predictable cash flow and a finite life, as the last of the modem licensing agreements will contractually reach paid up status in June 2009. Given the finite life, the difference between undiscounted and discounted cash flow is immaterial. The annual test of goodwill for both 2007 and 2008 did not indicate impairment was likely. We anticipate that the licensing goodwill will be impaired ratably over the first two quarters of fiscal 2009 on a dollar for dollar basis with the last $0.4 million of cash flow received.

Long-lived assets

In accordance with FAS 144, we review our long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our annual impairment test for goodwill in 2008 yielded an impairment of BTG’s goodwill in the amount of the entire $16.7 million. Under FAS 144, a long- lived asset shall be tested for impairment when there is “a significant decrease in the market price of a long-lived asset (asset group)”. While there is no direct market price comparison available for BTG’s intangible assets, we believed that the indicated fair value deficit in the FAS 142 calculation beyond the goodwill balance was an indication that there may be a significant market price decline in the intangible assets.

Therefore, we tested the intangible asset balances at October 31, 2008 to determine whether the carrying value of the intangible assets exceeds their “fair value” as discussed in FAS 144. Per FAS 144, “fair value” means the discounted cash flows expected to result from the use of the asset over its life. The BTG intangible assets with remaining book balances subject to amortization at October 31, 2008 are the trademarks, technology, and customer relationships associated with the acquisitions of the Maxrad, Andrew, and Bluewave antenna products. FAS 144 requires that the evaluation be done on the specific assets or asset group and related cash flows to which the carry value relates. Based on our analysis, the forecasted future undiscounted cash flows were greater than the carrying value at the asset group level for all three intangible asset groups. These results lead us to conclude that no impairment loss shall be recognized at December 31, 2008. Additionally, there is nothing in the analysis and underlying worksheets that would lead management to conclude that there should be a revision of the original amortization period contemplated for the assets. Our assumptions required significant judgment and actual cash flows may differ from those forecasted.

There were no other events or circumstances that would indicate impairment for our other long-lived assets at December 31, 2008 and 2007, respectively.

Income taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). FAS 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against tax assets which are not likely to be realized. On a regular basis, management assesses the needs for tax contingency reserves based on the analysis of asserted and non-asserted claims. Changes in expectations could result in changes to the valuation allowances.

Our continuing operations have international subsidiaries located in China, United Kingdom, Malaysia, India, and Israel as well as international branch offices located in Hong Kong, Ireland, and Norway. The complexities brought on by operating in several different tax jurisdictions inevitably lead to an increased exposure to worldwide taxes. Should review of the tax filings result in unfavorable adjustments to our tax returns, the operating results, cash flows, and financial position could be materially and adversely affected. We believe there will not be any significant adjustments related to foreign taxes.

In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with FIN 48, we recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be required. If we ultimately determine that payment of these amounts is unnecessary, then we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained if challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and may result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions as income taxes.

As part of the process of preparing the consolidated financial statements, we are required to estimate the income taxes, which involve estimating the actual current tax together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that the deferred tax assets will be recovered from future taxable income. We are maintaining a valuation allowance on certain deferred tax assets in certain jurisdictions. In the event it was determined that we could realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Defined benefit plans

Effective June 2006, we no longer have any defined benefit plans. See Note 15, Employee Benefit Plans, in the Notes to the Consolidated Financial Statements.

Fair value measurements

We account for the fair value of assets and liabilities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). We adopted Financial Accounting Standards Board (“FASB”) on January 1, 2008. FAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements.

Variable interest entities

We account for variable interest entities (“VIE”) in accordance with FASB Interpretation No. 46R. At December 31, 2008, SWTS is a variable interest entity but we are not their primary beneficiary. See Note 4 related to the sale of assets to SWTS.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension. FSP No. FAS 142-3 will be effective for fiscal years beginning after December 15, 2008. We do not expect FSP No. FAS 142-3 to have a material impact on the consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not expect FAS 162 to have a material impact on the consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP No. APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 will be effective for fiscal years beginning after December 15, 2008. We do not expect FSP No. APB 14-1 to have a material impact on the consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 Share-Based Payment (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. We do not believe the impact of adopting FAS 141R will have a material impact on our consolidated results of operations and financial condition. We plan to adopt it as required in the first quarter of fiscal 2009.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. We adopted this statement effective January 1, 2008. The adoption of SFAS 159 did not have a material impact on the consolidated financial statements.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign exchange rates, credit risk, and investment risk as follows:

Interest Rate Risk

We manage the sensitivity of our results of operations to interest rate risk on cash equivalents by maintaining a conservative investment portfolio. The primary objective of our investment activities is to preserve principal without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term investments, and long-term investments in money market funds or municipal bonds. Due to changes in interest rates, our future investment income may fall short of expectations. A hypothetical increase or decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at December 31, 2008. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

We had no borrowings at December 31, 2008. We repaid our short-term debt in China in April 2008.

Foreign Currency Risk

We are exposed to currency fluctuations due to our foreign operations and because we sell our products internationally. We manage the sensitivity of our international sales by denominating the majority of transactions in U.S. dollars. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the year ended December 31, 2008. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

Credit Risk

The financial instruments that potentially subject us to credit risk consist primarily of trade receivables. For trade receivables, credit risk is the potential for a loss due to a customer not meeting its payment obligations. Our customers are concentrated in the wireless industry. Estimates are used in determining an allowance for amounts which we may not be able to collect, based on current trends, the length of time receivables are past due and historical collection experience. Provisions for and recovery of bad debts are recorded as sales and marketing expense in the consolidated statements of operations. We perform ongoing evaluations of customers’ credit limits and financial condition. Generally, we do not require collateral from customers. As of December 31, 2008 and 2007, one customer accounts receivable balance represented 10% of gross receivables. Our allowances for potential credit losses have historically been adequate compared to actual losses.

Investment Risk

We recorded in “Short-term investments” and “Long-term investment securities” cash held in the CSCP, a private placement enhanced cash money market mutual fund. The fund was closed to new subscriptions or redemptions in December 2007, resulting in our inability to immediately redeem our investments for cash. The fair value of our investment in this fund as of December 31, 2008 was $8.6 million based on the net asset value of the fund. We classified $4.3 million of the CSCP investment as “Short-term investments” and $4.3 million as “Long-term investment securities”. In the year ended December 31, 2008, we incurred losses of $2.4 million in net asset value from the CSCP marking the underlying assets of the fund to market. The loss was recorded in our income statement as a reduction of “Other Income, Net”. Starting in December 2007 through December 31, 2008, we recorded cumulative losses on our CSCP investment of $2.9 million. We expect the liquidation of the long-term investment portion could take years to complete. Future impairment charges may result until the fund is fully liquidated, depending on market conditions.

Item 8:	Financial Statements and Supplementary Data

PCTEL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
PCTEL, Inc.:

We have audited PCTEL, Inc. (a Delaware Corporation) and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PCTEL, Inc. and Subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PCTEL, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended and the period ended December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON, LLP

Chicago, Illinois
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
PCTEL, Inc.:

We have audited the accompanying consolidated balance sheets of PCTEL, Inc. (a Delaware Corporation) and Subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended and the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCTEL, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years ended and the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. As discussed in Footnote 9 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, and interpretation of FASB Statement No. 109, on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PCTEL, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 16, 2009

PCTEL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,766	$26,632
Short-term investments	17,835	38,943
Accounts receivable, net of allowance for doubtful accounts of $121 and $227 at December 31, 2008 and 2007, respectively	14,047	16,082
Inventories, net	10,351	9,867
Deferred tax assets, net	1,148	1,591
Prepaid expenses and other current assets	2,575	1,800

Total current assets	90,722	94,915
PROPERTY AND EQUIPMENT, net	12,825	12,136
LONG-TERM INVESTMENT SECURITIES	15,258	—
GOODWILL	384	16,770
OTHER INTANGIBLE ASSETS, net	5,240	4,366
DEFERRED TAX ASSETS, net	10,151	4,863
OTHER ASSETS	926	1,022
ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	—	1,807

TOTAL ASSETS	$135,506	$135,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,478	$956
Accrued liabilities	6,198	8,403
Short-term debt	—	107

Total current liabilities	8,676	9,466
LONG-TERMLIABILITIES	1,512	1,192
LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE	—	654

Total liabilities	10,188	11,312

CONTINGENCIES AND COMMITMENTS (Note 10) STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,236,236 and 21,916,902 shares issued and outstanding at December 31, 2008 and 2007, respectively	18	22
Additional paid-in capital	137,930	165,108
Accumulated deficit	(12,639)	(40,640)
Accumulated other comprehensive income	9	77

Total stockholders’ equity	125,318	124,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$135,506	$135,879

The accompanying notes are an integral part of these consolidated financial statements

PCTEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006

CONTINUING OPERATIONS
REVENUES	$76,927	$69,888	$76,768
COST OF REVENUES	40,390	37,827	39,929

GROSS PROFIT	36,537	32,061	36,839

OPERATING EXPENSES:
Research and development	9,976	9,605	9,169
Sales and marketing	10,515	10,723	10,993
General and administrative	10,736	12,652	13,068
Impairment of goodwill and intangible assets	16,735	—	20,349
Amortization of intangible assets	2,062	1,987	3,593
Restructuring charges, net	353	2,038	389
Loss on sale of product lines	882	—	—
Gain on sale of assets and related royalties	(800)	(1,000)	(1,000)

Total operating expenses	50,459	36,005	56,561

LOSS FROM CONTINUING OPERATIONS	(13,922)	(3,944)	(19,722)
OTHER INCOME, NET	85	2,831	3,303

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED OPERATIONS	(13,837)	(1,113)	(16,419)
BENEFIT FOR INCOME TAXES	(14,996)	(7,226)	(5,371)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	1,159	6,113	(11,048)
DISCONTINUED OPERATIONS
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF PROVISION (BENEFIT) FOR INCOME TAXES OF $22,877 $(191), AND $757, RESPECTIVELY	37,138	(82)	1,029

NET INCOME (LOSS)	$38,297	$6,031	$(10,019)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.06	$0.29	$(0.53)
Income from discontinued operations	$1.94	—	$0.05
Net Income (loss)	$2.00	$0.29	$(0.48)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.06	$0.29	$(0.53)
Income from discontinued operations	$1.93	—	$0.05
Net Income (loss)	$1.99	$0.28	$(0.48)
Weighted average shares — Basic	19,158	20,897	20,810
Weighted average shares — Diluted	19,249	21,424	20,810

The accompanying notes are an integral part of these consolidated financial statements

PCTEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
				Other
		Additional		Comprehensive	Total
	Common	Paid-In	Retained	Income	Stockholders’
	Stock	Capital	Deficit	(Loss)	Equity

BALANCE, JANUARY 1, 2006	$22	$160,825	$(36,652)	$(168)	$124,027

Stock-based compensation	—	4,502	—	—	4,502
Issuance of shares for stock purchase and option plans	—	3,383	—	—	3,383
Cancellation of shares for payment of withholding tax	—	(1,376)	—	—	(1,376)
Tax benefit from stock options exercises	—	355	—	—	355
Repurchase of common stock	—	(2,133)	—	—	(2,133)
Net loss	—	—	(10,019)	—	(10,019)
Change in cumulative translation adjustment	—	—	—	1,954	1,954

BALANCE, DECEMBER 31, 2006	$22	$165,556	$(46,671)	$1,786	$120,693

Stock-based compensation	—	4,888	—	—	4,888
Issuance of shares for stock purchase and option plans	—	1,308	—	—	1,308
Cancellation of shares for payment of withholding tax	—	(1,140)	—	—	(1,140)
Repurchase of common stock	—	(5,504)	—	—	(5,504)
Net income	—	—	6,031	—	6,031
Change in cumulative translation adjustment	—	—	—	(1,709)	(1,709)

BALANCE, DECEMBER 31, 2007	$22	$165,108	$(40,640)	$77	$124,567

Stock-based compensation	—	4,402	—	—	4,402
Issuance of shares for stock purchase and option plans	—	2,239	—	—	2,239
Cancellation of shares for payment of withholding tax	—	(1,076)	—	—	(1,076)
Repurchase of common stock	(4)	(34,153)	—	—	(34,157)
Tax benefit from stock options exercises	—	1,410	—	—	1,410
Net income	—	—	38,297	—	38,297
Dividend	—	—	(10,296)	—	(10,296)
Change in cumulative translation adjustment	—	—	—	(68)	(68)

BALANCE, DECEMBER 31, 2008	$18	$137,930	$(12,639)	$9	$125,318

The accompanying notes are an integral part of these consolidated financial statements

PCTEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007	2006

Operating Activities:
Net income (loss)	$38,297	$6,031	$(10,019)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(37,138)	82	(1,029)
Depreciation and amortization	4,027	3,719	5,360
Impairment of goodwill and other intangible assets	16,735	—	20,349
Loss on sale of product lines	882	—	—
Stock-based compensation	4,204	4,094	3,752
Loss from short-term investments	2,370	—	—
Gain on sale of assets and related royalties	(800)	(1,000)	(1,000)
Loss on disposal of property and equipment	77	32	165
Reversal of income tax reserve	—	—	(5,234)
Restructuring costs	(1,165)	1,924	(1,798)
Deferred taxes	(4,844)	(7,768)	(104)
Payment of withholding tax on stock based compensation	(1,076)	(1,140)	(1,376)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	2,086	(2,048)	(197)
Inventories	(1,268)	(3,370)	1,608
Prepaid expenses and other assets	(180)	155	919
Accounts payable	1,506	65	(1,436)
Income taxes payable	834	(51)	(4)
Other accrued liabilities	(1,557)	640	1,934
Deferred revenue	(2)	(615)	(1,500)

Net cash provided by operating activities	22,988	750	10,390

Investing Activities:
Capital expenditures	(2,674)	(2,803)	(3,480)
Proceeds from disposal of property and equipment	35	29	268
Purchase of short-term investments	(24,530)	(19,977)	(11,623)
Proceeds from maturity of short-term investments	28,009	31,600	—
Transfer to short-term investments	—	(38,943)	—
Proceeds on sale of assets and related royalties	800	1,000	1,000
Purchase of assets/businesses, net of cash acquired	(3,930)	—	510

Net cash used in investing activities	(2,290)	(29,094)	(13,325)

Financing Activities:
Proceeds from issuance of common stock	2,239	1,308	3,383
Payments for repurchase of common stock	(34,157)	(5,504)	(2,133)
Tax benefits from stock-based compensation	1,410	—	354
Cash dividend	(10,296)	—	—
Net (repayments) proceeds for short-term borrowings	(112)	(792)	832
Decrease in restricted cash	—	—	208

Net cash provided by (used in) financing activities	(40,916)	(4,988)	2,644

Cash flows provided by (used in) discontinued operations:
Net cash provided by (used in) operating activities	(134)	1,116	1,821
Net cash provided by (used in) investing activities	38,611	(375)	(553)
Net cash provided by (used in) financing activities	—	—	—

Net increase (decrease) in cash and cash equivalents	18,259	(32,591)	977
Effect of exchange rate changes on cash	(125)	75	(136)
Cash and cash equivalents, beginning of year	26,632	59,148	58,307

Cash and Cash Equivalents, End of Year	$44,766	$26,632	$59,148

Other information:
Cash paid (refunds received) for income taxes	$11,535	$(193)	$(734)
Cash paid for interest	1	51	36
Increases (decreases) to deferred compensation, net	(2,829)	171	545
Issuance of restricted common stock, net of cancellations	230	4,295	3,275
Foreign currency gain (loss)	(136)	(276)	114

The accompanying notes are an integral part of these consolidated financial statements

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended: December 31, 2008

The accompany notes are an integral part of these consolidated financial statements.

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations

PCTEL focuses on wireless broadband technology related to propagation and optimization. The company designs and develops innovative antennas that extend the reach of broadband and other wireless networks and that simplify the implementation of those networks. The company provides highly specialized software-defined radios that facilitate the design and optimization of broadband wireless networks. The company supplies its products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value added resellers (“VARs”) and other original equipment manufacturers (“OEMs”). Additionally, the company has licensed its intellectual property, principally related to a discontinued modem business, to semiconductor, PC manufacturers, modem suppliers, and others.

During 2008, the company principally operated in two business segments: Broadband Technology Group (“BTG”), and Licensing. On December 10, 2007, PCTEL entered into an Asset Purchase Agreement with Smith Micro Software, Inc. (“Smith Micro”), to sell substantially all the assets of its Mobility Solutions Group (“MSG”). On January 4, 2008, the company completed the sale of MSG. As required by GAAP, the consolidated financial statements separately reflect the MSG operations as held for sale as discontinued operations for all periods presented.

Broadband Technology Group

BTG designs, distributes, and supports innovative antenna solutions for public safety applications, unlicensed and licensed wireless broadband, fleet management, network timing, and other global positioning systems (“GPS”) applications. BTG’s portfolio of scanning receivers and interference management solutions are used to measure, monitor and optimize cellular networks.

The company established its BTG antenna product portfolio with a series of acquisitions starting with MAXRAD, Inc, which was acquired in January 2004. MAXRAD’s antenna solutions consist of antennas designed to enhance the performance of broadband wireless, in-building wireless, wireless Internet service providers and land mobile radio (“LMR”) applications. As a result of the October 2004 acquisition of certain antenna product lines from Andrew Corporation (“Andrew”), the product portfolio expanded to include GPS, satellite communications (“Mobile SATCOM”) and on-glass mobile antennas. On March 14, 2008, the company acquired antenna assets of Bluewave Antenna Systems, Ltd (“Bluewave”), a company based in Canada. The Bluewave product line augments the Land Mobile Radio (“LMR”) and private mobile radio (“PMR”) antenna product lines. On January 5, 2009 the company acquired Wi-Sys Communications, Inc. (“Wi-Sys”), a company based in Canada. Wi-Sys manufactures an array of products for GPS, terrestrial and satellite communication systems and high performance antennas for the telematics, mobile radio and precision GPS markets.

In July 2005, the company purchased Sigma Wireless Technologies Limited (“Sigma”), located in Dublin, Ireland. Sigma provided integrated variable electrical tilt base stations antennas (“iVET”), PMR, and digital private mobile radio (“DPMR”) antenna products. In 2007, the company exited the iVET base station antenna business and on October 9, 2008, the company sold the remaining antenna products and related assets from the Sigma acquisition to Sigma Wireless Technology Ltd, a Scotland-based company (“SWTS”). SWTS and Sigma are not related.

BTG’s OEM receiver and interference management solutions consist of software-defined radio products — scanning receivers — designed to measure and monitor cellular networks. The company established its position in this market with the acquisition of certain assets of Dynamic Telecommunications, Inc. in March 2003. The technology is sold in two forms: as OEM radio frequency receivers or as integrated systems solutions. The SeeGull® family of OEM receivers collects and measure RF data, such as signal strength and base station identification in

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

order to analyze wireless signals. The CLARIFY® interference management product is a receiver system solution that uses patent pending technology to identify and measure wireless network interference. Customers of OEM receiver and interference management solutions are wireless network operators, wireless infrastructure suppliers, and wireless test and measurement solution providers.

Licensing

The company has an intellectual property portfolio in the area of analog modem technology, which has actively licensed for revenue since 2002. The number of U.S. patents and applications in this technology reached to over 100 in 2005. The company has since sold or divested most of these patents. The company has had an active licensing program since 2002 designed to monetize the value of this intellectual property. Companies under license at the end of 2007 include Agere, Lucent, US Robotics, 3COM, Intel, Conexant, Broadcom, Silicon Laboratories, Texas Instruments, Smartlink, Ricoh, and ESS Technologies. At this time, these licenses are substantially fully paid up. The company believes that there are no significant modem market participants remaining to be licensed and the company expects minimal modem licensing revenue going forward.

The company also has an intellectual property portfolio related to antennas, the mounting of antennas, and scanning receivers. These patents are being held for defensive purposes and are not part of an active licensing program.

Discontinued operation — Mobility Solutions Group

MSG produced mobility software products for Wi-Fi, cellular, IP Multimedia Subsystem (“IMS”), and wired applications. MSG was sold in January 2008 and is reported as a discontinued operation in the consolidated financial statements for all periods presented.

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

Foreign Operations

The company is exposed to foreign currency fluctuations due to our foreign operations and because our products are sold internationally. The functional currency for the company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the year-end exchange rate for assets and liabilities and average monthly rates for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $0.1 million and $0.3 million for the years ended December 31, 2008 and December 31, 2007, respectively. Net foreign exchange gains resulting from foreign currency transactions included in other income, net were $0.2 million for the year ended December 31, 2006.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

Cash and Cash Equivalents and Short-Term Investments

Cash and Cash equivalents

At December 31, 2008, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At December 31, 2008 and 2007, the company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The company restricts its investments in money market funds to those invested 100% in either short term U.S. Government Agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). Certain of the company’s cash equivalents are approved for participation in the Treasury Guarantee Program established by the U.S. Treasury. Under this program, net asset value price per share is guaranteed at $1.00. This program is scheduled to terminate on April 30, 2009. At December 31, 2008, approximately $38.9 million of the company’s cash and cash equivalents were insured through this program.

The company had $1.8 million and $3.3 million of cash equivalents in foreign bank accounts and at December 31, 2008 and 2007, respectively.

In 2007, the company sold $40.1 million of cash equivalents that were held to maturity.

Investments

At December 31, 2008, the company’s short-term and long-term investments consisted of shares in a Bank of America affiliated fund, the Columbia Strategic Cash Portfolio (“CSCP”) and pre-refunded municipal bonds.

CSCP

At December 31, 2008, the shares of the CSCP had a recorded value of approximately $8.6 million. The CSCP is an enhanced cash money market fund that has been negatively impacted by the recent turmoil in the credit markets. This investment is classified as available for sale and is carried at fair value. In December 2007, the CSCP was closed to new subscriptions and redemptions, and changed its method of valuing shares from the amortized cost method to the market value of the underlying securities of the fund. The CSCP’s manager is in the process of liquidating the fund and returning cash to the shareholders. During the year ended December 31, 2008, the company received approximately $28.0 million in share liquidation payments and incurred unrealized losses of $2.4 million in net asset value from the CSCP marking the underlying assets of the fund to market. The loss in net asset value was recorded in the company’s consolidated income statement as a reduction of “Other Income, Net”. Starting in December 2007 and through December 31, 2008, the company has recorded cumulative losses on its CSCP investment of $2.9 million. At December 31, 2008, approximately $1.1 million of these losses have been realized through share liquidation payments and approximately $1.8 million remains unrealized. Future impairment charges may result until the fund is fully liquidated, depending on market conditions.

The CSCP fund manager provides a report of the CSCP fund share net asset value to shareholders on a daily basis, a report of the CSCP underlying securities holdings on a monthly basis, and a report of the liquidation status on a monthly basis. The CSCP fund shares are not tradable. In order to determine the fund’s net asset value, the CSCP fund manager utilizes a combination of unadjusted quoted prices in active markets for identical assets (Level 1 inputs), unadjusted quoted prices for identical or similar assets in both active and inactive markets (Level 2 inputs), and unobservable inputs for distressed assets (Level 3 inputs). They do not disclose the amount of net asset value attributable to each level. The net asset value per fund share provided by the CSCP fund manager is used by management as the basis for its determination of fair value of the CSCP fund shares. The company classifies that input in its entirety at the lowest level of the inputs used by the CSCP fund manager (Level 3). The company’s pro-rata share of the underlying assets of the $8.6 million investment in the fund at December 31, 2008 is approximately

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

$0.5 million of cash and accrued interest and corporate financial institution debt, and $8.1 million of asset backed securities primarily in the areas of residential mortgages, credit card debt, and auto loans. At December 31, 2008, approximately 81% of the CSCP holdings were in cash, accrued interest and securities with an S&P rating of A or better. Nineteen percent of the fund’s holdings are comprised of securities with S&P ratings of BBB or lower, or were not rated.

Based on the continued illiquidity of the commercial paper market, management believes that the most accurate estimate of the CSCP liquidation schedule is found in the weighted average lives of the CSCP fund’s underlying securities, adjusted for an allowance for the historical accuracy of the weighted average lives. Based on that methodology, the company classified approximately $4.3 million of the CSCP investment as short-term investment securities and approximately $4.3 million as long-term investment securities at December 31, 2008. After redemption of $1.5 million, the value of the company’s investment value in the CSCP was $7.1 million at February 27, 2009. At December 31, 2007 the company’s investment in the CSCP fund of $38.9 million was classified as short-term investments.

Municipal Bonds

During 2008, the company invested $24.5 million in pre-refunded municipal bonds. The income and principal from these pre-refunded municipal bonds is secured by an irrevocable trust of U.S. Treasury securities. The bonds classified as short-term investments have original maturities greater than 90 days and mature in 2009. The company classified $10.9 million as long-term investment securities because the original maturities were greater than one year. Of this total, $9.3 million mature in 2010 and $1.6 million mature in 2011. The municipal bonds are classified as held to maturity and are carried at amortized cost. At December 31, 2008, approximately 25% of the company’s municipal bonds were protected by bond default insurance.

Cash equivalents and short-term investments consist of the following:

	December 31,
	2008	2007

Cash and cash equivalents	$44,766	$26,632
Municipal bonds:
Short-term	13,600	—
Long-Term	10,930	—
Available for sale securities:
Short-term	4,235	38,943
Long-term	4,328	—

Total	$77,859	$65,575

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

The fair value measurements of financial assets at December 31, 2008 were as follows:

	Quoted at Prices	Significant Other
	in Active Markets	Unobservable
	for Identical Assets	Inputs
	(Level 1)	(Level 3)	Total

Cash and cash equivalents	$44,766	$—	$44,766
Municipal bonds:
Short-term	13,600	—	13,600
Long-term	10,930	—	10,930
Available for sale securities:
Short-term	—	4,235	4,235
Long-term	—	4,328	4,328

Total	$69,296	$8,563	$77,859

The activity related to the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows for the 12 months ended December 31, 2008:

	Short-Term	Long-Term	Total
	Investment	Investment	Investment
	Securities	Securities	Securities

Balance at December 31, 2007	$38,943	$—	$38,943
Redemptions	(28,011)	—	(28,011)
Other than temporary impairments	(2,369)	—	(2,369)
Reclassifications	(4,328)	4,328	—

Balance at December 31, 2008	$4,235	$4,328	$8,563

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and the standard terms are net 30 days. The company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required. The company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The company’s allowance for doubtful accounts was $0.1 million and $0.2 million at December 31, 2008 and 2007, respectively. The provision for doubtful accounts is included in sales and marketing expense.

Unbilled receivables were $0.1 million and $0.2 million at December 31, 2008 and 2007, respectively.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories as of December 31, 2008 and 2007 were composed of raw materials, sub assemblies, finished goods and work-in-process. The company has consigned inventory of $0.9 million and $0.4 million at December 31, 2008 and 2007, respectively. The company maintains reserves to reduce the value of inventory to the lower of cost or market, including reserves for excess and obsolete inventory. As of December 31, 2008 and December 31, 2007, the allowance for inventory losses was $1.0 million and 0.9 million respectively.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

Inventories consist of the following:

	December 31,	December 31,
	2008	2007

Raw materials	$7,650	$7,536
Work in process	377	527
Finished goods	2,324	1,804

Inventories, net	$10,351	$9,867

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

Property and equipment consists of the following:

	December 31,
	2008	2007

Building	$6,193	$6,050
Land	1,770	1,770
Computers and office equipment	3,545	3,412
Manufacturing and test equipment	6,573	4,818
Furniture and fixtures	1,176	1,037
Leasehold improvements	120	119
Motor vehicles	27	27

Total property and equipment	19,404	17,233
Less: Accumulated depreciation and amortization	(6,579)	(5,097)

Property and equipment, net	$12,825	$12,136

Depreciation and amortization expense of property and equipment was approximately $2.0 million, $1.7 million, and $1.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

Liabilities

Accrued liabilities consist of the following:

	December 31,
	2008	2007

Accrued inventory receipts	$2,502	$2,631
Accrued payroll, bonuses, and other employee benefits	1,252	1,235
Accrued paid time off	741	927
Accrued professional fees	230	1,102
Income tax liabilities	200	8
Accrued employee stock purchase plan	193	265
Warranty accrual	193	193
Restructuring liability	65	1,239
Other accrued liabilities	822	803

Total	$6,198	$8,403

Long-term liabilities consist of the following:

	December 31,
	2008	2007

Executive deferred compensation plan	$658	$968
Income tax liabilities	642	—
Other long-term liabilities	212	224

	$1,512	$1,192

Revenue Recognition

The company sells antenna products, software defined radio products, and licenses the modem technology through the licensing program. The company records the sale of these products, including related maintenance, and the licensing of the intellectual property as revenue. In accordance with Staff Accounting Bulletin No. 104: “Revenue Recognition”, the company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured. The company obtains contracts or purchase orders as evidence of the arrangement with customers.

Continuing operations

The company recognizes revenue for sales of the antenna products and software defined radio products when title transfers which is predominantly upon shipment from our factory. For products shipped on consignment, the company recognizes revenue upon delivery from the consignment location. The company allows its major antenna product distributors to return product under specified terms and conditions. The company accrues for product returns in accordance with FAS 48, “Revenue Recognition When Right of Return Exists”.

The company records intellectual property licensing revenue when it has a licensing agreement, the amount of related royalties is known for the accounting period reported, and collectability is reasonably assured. Knowledge of the royalty amount specific to an accounting period is either in the form of a royalty report specific to a quarter, a contractual fixed payment in the license agreement specific to a quarter, or the pro-rata amortization of a fixed payment related to multiple quarters over those quarters. If a license agreement provides for a fixed payment related to periods prior to the license effective date (the past) and volume-based royalties going forward, the fixed payment

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

is recognized at the license effective date and the volume based royalties are recognized as royalty reports are received. If the license provides for a fixed payment for the past and for a finite future period, to be followed by volume based royalties thereafter, the fixed payment is recorded under the operating lease method and recognized pro-rata from the effective date through the end of the period covered by the fixed payment. If a one-time license payment is made for a perpetual license, with no future obligations on behalf of us, revenue is recognized under the capitalized lease method upon the effective date.

For license agreements arrived at where litigation is involved, the company considers such arrangements to have both an intellectual property licensing element and a litigation element. For these multiple element arrangements, the company allocates a portion of the total settlement amount to the intellectual property licensing element based upon the estimated fair value of the intellectual property licensing element using its historical sold-separately experience. Using the residual method, the company then allocates the remaining settlement amount to the litigation element which is recorded as other income. For the years ended December 31, 2008, 2007, and 2006, respectively, no significant amounts have been allocable to the litigation element.

There is one exception to the recognition of intellectual property licensing as revenue. The company signed a licensing agreement with Conexant simultaneously with the sale of its HSP modem product line to Conexant in 2003. Because the HSP modem product line also requires a license to the company’s patent portfolio, the gain on sale of the product line and the licensing stream are not separable for accounting purposes. Ongoing royalties from Conexant are presented in the consolidated income statement as “Gain on Sale of Assets and Related Royalties”.

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

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $0.2 million in fiscal years 2008, 2007, and 2006, respectively.

Income Taxes

The company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). FAS 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against deferred tax assets, which are not likely to be realized. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

Sales and Value Added Taxes

Taxes collected from customers and remitted to governmental authorities are presented on a net basis in cost of sales in the accompanying Consolidated Statements of Operations.

Shipping and handling costs

Shipping and handling costs are included on a gross basis in cost of sales in the consolidated statement of operations.

Stock-Based Compensation

Effective January 1, 2006, the company adopted SFAS No. 123(R), “Share Based Payments,” (“FAS 123(R)”) which revises SFAS No. 123, “Accounting for Stock Based Compensation”. FAS 123(R) requires the company to record compensation expense for share-based payments, including employee stock options, at fair value.

The company elected to use the modified prospective transition method to adopt FAS 123(R). Under this transition method, compensation expense includes expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and the expense for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). As required under the modified prospective transition method the company has not restated prior period results. As part of the adoption of FAS 123(R), the company used the alternative transition method in FAS 123(R) to establish the beginning balance of the additional paid in capital (“APIC”) pool related to employee compensation. The company determined that it was in a net shortfall position and thus, started at $0 for the APIC pool in the quarter ended March 31, 2006.

Goodwill

The company tests each operating segment for possible goodwill impairment annually, by comparing each segment’s net book value to fair value in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The process of evaluating the potential impairment of goodwill is subjective. To estimate the fair value of the operating segments, the company made estimates and judgments about the future cash flows of our operating segments. The assumptions used in our cash flow forecasts are consistent with plans and estimates the company uses to manage the underlying operating segments. The company’s assumptions require significant judgment and actual cash flows may differ from those forecasted

BTG Reporting Unit

For BTG, the company used both the Discounted Cash Flow (“DCF”) method and the Comparable Business (“CB”) method for determining fair value of the reporting unit as “step one” in its test for impairment. The CB method is a valuation technique by which the fair value of the equity of a business is estimated by comparing it to publicly-traded companies in similar lines of business. The multiples of key metrics of other similar companies (revenue and/or EBITDA) are applied to the historical and/or projected results of the business being valued to determine its fair value. The DCF method considers the future cash flow projections of the business and the value of those projections discounted to the present day. For the cash flow projections, the company projected a pro-forma income statement for BTG for the two months ended 12/31/08 and for the five calendar years ending 12/31/13.

While the use of historical results and future projections can result in different valuations for a company, it is a generally accepted valuation practice to apply more than one valuation technique to establish a range of values for a business. Since each technique relies on different inputs and assumptions, it is unlikely that each technique would yield the same results. However, it is expected that the different techniques would establish a reasonable range. In determining the fair value of BTG, the company weights the two methods equally in determining the fair value because the company believes both methods have an equal probability of providing an appropriate fair value.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

In “step one”, the calculation of our fair value was lower than the carrying value of BTG at October 31, 2008. The company concluded that goodwill impairment was likely as described in FAS 142.

Reconciliation of Reporting Units Fair Value to PCTEL’s Market Capitalization

The sum of the reporting units’ fair value using the DCF and CB methods plus the fair value of our cash and investments under SFAS No. 157, Fair Value Measurements (“calculated fair value”) was reconciled to the sum of our total market capitalization plus a control premium (“Adjusted Market Capitalization”). The control premium is based on the discounted cash flows associated with obtaining control of us in an acquisition of the entire company. In the event that Adjusted Market Capitalization is less than the Calculated Fair Value, the negative variance is allocated back to the reporting units’ fair value in proportion to their calculated fair values under the methods previously described in order to arrive at an adjusted fair value. A negative Adjusted Market Capitalization variation condition existed in 2008. The adjusted fair value including the negative variation was used in performing the “step one” test under FAS 142.

The market capitalization at October 31, 2008 was $107.2 million to which a $6.5 million control premium (6%) was added based on the DCF of our after tax costs of being a public company to arrive at the market capitalization plus control premium of $113.7 million. The company considered whether the market capitalization at October 31st was appropriate for use in the “step one” calculation as the market capitalization for the six months prior to the annual test date averaged $184.1 million. The company concluded that the market had not reflected the economic recession outlook in its stock price prior to October. The average market capitalization for the months of October 2008 through January 2009 averaged $113.7 million, which indicates that the decline in market capitalization in October 2008 is other than temporary. Therefore the October 31st market capitalization was used. As a result of our lower market capitalization in 2008, the company recorded an impairment charge for $16.7 million. The goodwill impairment of $16.7 million was 100% of the goodwill associated with BTG.

There were no impairments in 2007. In 2006 in conjunction with the completion of the restructuring of Dublin operations, the company reevaluated the carrying value of the goodwill and intangible assets for technology and customer relationships, as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) and FAS 142. The company concluded that the carrying value of intangible assets was impaired by $6.0 million and the carrying value of the goodwill was impaired by $14.3 million. The total impairment cost of $20.3 million was recorded in the third quarter of 2006.

Licensing Reporting Unit

For Licensing, the company used an undiscounted cash flow model for determining fair value. The reporting unit has stable predictable cash flow and a finite life, as the last of the modem licensing agreements will contractually reach paid up status in June 2009. Given the finite life, the difference between undiscounted and discounted cash flow is immaterial. The annual test of goodwill for both 2007 and 2008 did not indicate impairment was likely. The company anticipates that the licensing goodwill will be impaired ratably over the first two quarters of fiscal 2009 on a dollar for dollar basis with the last $0.4 million of cash flow received.

Long-lived assets

In accordance with FAS 144, the company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The company’s annual impairment test for goodwill in 2008 yielded an impairment of BTG’s goodwill in the amount of the entire $16.7 million. Under FAS 144 a long-lived asset shall be tested for impairment when there is “a significant decrease in the market price of a long-lived asset (asset group)”. While there is no direct market price comparison available for BTG’s intangible assets, the company believed that the indicated fair value deficit in the

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

FAS 142 calculation beyond the goodwill balance was an indication that there may be a significant market price decline in the intangible assets.

Therefore, the company tested the intangible asset balances at October 31, 2008 to determine whether the carrying value of the intangible assets exceed their “fair value” as discussed in FAS 144. Per FAS 144, “fair value” means the discounted cash flows expected to result from the use of the asset over its life. The BTG intangible assets with remaining book balances subject to amortization at October 31, 2008 are the trademarks, technology, and customer relationships associated with the acquisitions of the Maxrad, Andrew, and Bluewave antenna products. FAS 144 require that the evaluation be done on the specific assets or asset group and related cash flows to which the carry value relates. Based on the company’s analysis, the forecasted future undiscounted cash flows were greater than the carrying value at the asset group level for all three intangible asset groups. These results lead us to conclude that no impairment loss shall be recognized at December 31, 2008. Additionally, there is nothing in the analysis and underlying worksheets that would lead the company to conclude that there should be a revision of the original amortization period contemplated for the assets. Our assumptions required significant judgment and actual cash flows may differ from those forecasted.

Intangible assets consist principally of technology, customer relationships, trademarks and trade names, and non-compete agreements, and are amortized over a period of one to eight years.

There were no other events or circumstances that would indicate impairment for the company’s other long-lived assets at December 31, 2008 or 2007, respectively.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The company does not expect FAS 162 to have a material impact on the consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP No. APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 will be effective for

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

fiscal years beginning after December 15, 2008. The company does not expect FSP No. APB 14-1 to have a material impact on the consolidated financial statements.

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

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. The impact of adopting FAS 141R is not material on the consolidated results of operations and financial condition and plans.

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

The company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income (net loss) by the weighted average number of shares of common stock outstanding, less shares subject to repurchase. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method. Common stock options are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. Weighted average common stock option grants and restricted shares subject to vesting of 701,591 were excluded from the calculations of diluted net loss per share for the year ended December 31, 2006.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006, respectively

	Years Ended December 31,
	2008	2007	2006

Basic Earnings Per Share computation:
Numerator:
Net income (loss) available to common shareholders	$38,297	$6,031	$(10,019)
Denominator:
Common shares outstanding	19,158	20,897	20,810

Basic income (loss) per share	$2.00	$0.29	$(0.48)

Diluted Earnings Per Share computation:
Numerator:
Net income (loss) available to common shareholders	$38,297	$6,031	$(10,019)
Denominator:
Common shares outstanding	19,158	20,897	20,810
Restricted shares subject to vesting	48	369	*
Employee common stock option grants	43	158	*

Total shares	19,249	21,424	20,810

Diluted income (loss) per share	$1.99	$0.28	$(0.48)

*	These amounts have been excluded since the effect is anti-dilutive.

3.	Discontinued Operations

Disposal of Mobility Solutions Group

On January 4, 2008, the company completed the sale of MSG to Smith Micro in accordance with an Asset Purchase Agreement (the “Asset Purchase Agreement”) entered into between the two companies and publicly announced on December 10, 2007. Under the terms of the Asset Purchase Agreement, Smith Micro purchased substantially all of the assets of MSG for total consideration of $59.7 million in cash. In the transaction, the company retained the accounts receivable, non customer-related accrued expenses and accounts payable of the division. Substantially all of the employees of MSG continued as employees of Smith Micro upon completion of the acquisition.

The results of operations of MSG have been classified as discontinued operations for the years ended December 31, 2008, 2007 and 2006. The assets and liabilities that were sold with MSG are classified as assets and liabilities of discontinued operations in the consolidated balance sheet at December 31, 2007.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

Summary results of operations for the discontinued operations included in the consolidated statement of operations for the years ended December 31, 2008, 2007, and 2006, are as follows:

	Years Ended December 31,
	2008	2007	2006

Revenues	$122	$10,337	$9,794
Operating costs and expenses	(400)	(10,610)	(8,008)
Restructuring expenses	(43)	—	—
Gain on disposal	60,336	—	—

Income (loss) from discontinued operations, before taxes	60,015	(273)	1,786
Provision (benefit) for income tax	22,877	(191)	757

Income (loss) from discontinued operations, net of tax	$37,138	$(82)	$1,029

Income from discontinued operations per common share:
Basic	$1.94	—	$0.05
Diluted	$1.93	—	$0.05

Assets and liabilities classified as discontinued operations held for sale on our consolidated balance sheets as of December 31, 2008 and 2007 include the following:

	December 31,
	2008	2007

Prepaid expenses	$—	$53
Fixed assets	—	807
Goodwill	—	871
Other assets	—	76

Total assets	$—	$1,807

Deferred rent — current portion	$—	$49
Deferred revenue	—	378

Total current liabilities	—	427
Deferred rent — long-term	—	227

Total liabilities	$—	$654

Cash flows from discontinued operations for the years ended December 31, 2008, 2007, and 2006, are as follows:

	Years Ended December 31,
	2008	2007	2006

Cash flows from discontinued operations	$38,477	$741	$1,268

4.	Acquisitions and dispositions

Acquisition of Bluewave

On March 14, 2008 the company entered into and closed an Asset Purchase Agreement (the “Bluewave APA”) with Bluewave, a privately owned Canadian company. Under terms of the Bluewave APA, the company purchased, on a debt free basis, all of the intellectual property, selected manufacturing fixed assets, and all customer

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

relationships related to Bluewave’s antenna product lines. The total consideration was $3.9 million in cash. The only liability the company assumed was for product warranty, which has been historically immaterial. The Bluewave antenna product line augments the company’s LMR antenna product line. Nearly all of Bluewave’s current revenue is from North America, with 25 percent coming from Canadian customers.

The parties also concurrently entered into a Transition Services Agreement (“TSA”). The TSA provided for Bluewave to supply antenna inventory while the company ramped up its own contract manufacturing and final assembly capacity in its Bloomingdale, Illinois factory. The TSA was completed in June 2008. The revenues and expenses for Bluewave are included in the company’s financial results for the year ended December 31, 2008 from the acquisition date forward.

The purchase price of $3.9 million for the assets of Bluewave was allocated $3.3 million to intangible assets and $0.1 million to fixed assets. The $0.5 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The intangible assets have a weighted average amortization period of 6 years. The company estimated the fair value (and remaining useful lives) of the assets, warranty liability, and products purchased under the TSA as of March 14, 2008 in accordance with SFAS 141: Business Combinations, SFAS 142: Goodwill and Other Intangible assets, and FASB Interpretation No. 4: Applicability of FASB No. 2 to Business Combinations Accounted for by the Purchase Method.

The following is the allocation of the purchase price for Bluewave:

Fixed Assets:
Computer software	$46
Tooling	60

Total	$106

Intangible Assets:
Core technology	$290
Customer relationships	2,850
Trade name	160
Backlog	8
Goodwill	518

Total	$3,826

Total Assets Acquired	$3,932

Sale of product lines

On August 14, 2008, the company entered into an asset purchase agreement for the sale of certain antenna products and related assets to SWTS. SWTS purchased the intellectual property, dedicated inventory, and certain fixed assets related to four of our antenna product families for $0.7 million, payable in installments at close and over a period of 18 months as covered in a promissory note from SWTS to the company. The four product families represent the last remaining products acquired by us through our acquisition of Sigma in July 2005. On August 14, 2008 SWTS was also appointed the company’s manufacturer’s representative (“rep”) in the European Union for the company’s antenna products. The sale transaction closed on October 9, 2008.

SWTS was formed to specifically house the operations of the four antenna lines and the sales activities related to the representation of the company’s antenna products in Europe. SWTS was capitalized with equity of $0.1 million and the company’s promissory note of $0.6 million. The company concluded that SWTS is a variable interest entity (“VIE”) in accordance with FASB Interpretation No. 46R, because of the promissory note and

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

because total equity investment of SWTS at risk is insufficient to finance the activities of SWTS without additional subordinated financial support. Based on the company’s analysis, the company concludes that it is not the primary beneficiary of SWTS because the risks and other incidents of ownership have in fact been transferred to SWTS, the buyer. The shareholders of SWTS maintain all voting rights and decision making authority over SWTS activities. The company’s analysis included significant judgment related to projections of revenues, income and cash flows of SWTS. Because the company is not the primary beneficiary of SWTS, it will not consolidate the results of SWTS in its financial statements. The company treated the transaction as a divestiture.

For the year ended December 31, 2008, the company recorded a $0.9 million loss on sale of product lines, separately within operating expenses in the financial statements. The net loss included the book value of the assets sold to SWTS, impairment charges in accordance with FAS 142 and FAS 144, and incentive payments due the new employees of SWTS, net of the proceeds due to the company. The company sold inventory with a net book value of $0.8 million and wrote off intangible assets including goodwill of $0.5 million. The intangible asset write-off was the net book value and the goodwill write-off was a pro-rata portion of BTG goodwill in accordance with FAS 142. The company paid incentive payments of $0.1 million and calculated $0.5 million in proceeds based on the principal value of the installment payments excluding imputed interest. At December 31, 2008, the company included the principal amounts due in “Prepaid expenses and other current assets” and “Other assets” on the consolidated balance sheet. The sale of the Sigma product lines to SWTS qualifies as a taxable loss.

As of December 31, 2008, the rep relationship constitutes the company’s involvement with SWTS. SWTS will continue selling the company’s antennas to the same customer base that they are currently sold to and attempt to expand that customer base on its own. SWTS will also manufacture and sell the four antenna lines purchased from us. At December 31, 2008, the company’s maximum exposure to loss from SWTS is the amount of the promissory note of $0.6 million.

5.	Goodwill and Other Intangible Assets

Goodwill

The company conducted the annual impairment test of goodwill at October 31, 2008 in accordance with FAS 142. The calculation of fair value of BTG was lower than the carrying value of the goodwill. Based on the company’s market capitalization at October 31, 2008, the company recorded goodwill impairment of $16.7 million, which was 100% of the goodwill associated with BTG.

The company conducted the annual impairment test of goodwill as of October 31, 2007 in accordance with FAS 142. For this evaluation, each operating segment’s fair value was greater than its net book value and no impairment indicators existed.

In conjunction with the completion of the restructuring of Dublin operations during 2006, the company reevaluated the carrying value of the goodwill and intangible assets for technology and customer relationships, as required by FAS 144 and FAS 142. Based on revised projections for future revenues, profits, and cash flows for the products associated with the Sigma acquisition, the company concluded that the carrying value of intangible assets was impaired by $6.0 million and the carrying value of the goodwill was impaired by $14.3 million. The total impairment cost was recorded in the third quarter of 2006. The method of determining the impairment was the same methodology as used for our annual impairment test.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

The summary of goodwill as of December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007

Licensing	$384	$384
Broadband Technology Group	—	16,386

	$384	$16,770

The company recorded goodwill of $0.5 million related to the acquisition of Bluewave assets in March 2008. At September 30, 2008, the company wrote off goodwill of $0.2 million related to sale of product lines to SWTS. This amount represented a pro-rata share of the BTG goodwill in accordance with FAS 142. At December 31, 2008, the company wrote off the entire BTG goodwill amount of $16.7 million as a result of impairment in connection with its annual test of impairment for goodwill.

Intangible Assets

The company evaluated its intangible assets for impairment at October 31, 2008 in accordance with FAS 144. Based on the estimated future cash flows, there was no impairment calculated. The assumptions used in our cash flow forecasts are consistent with plans and estimates the company uses to manage the underlying operating segments. The company’s assumptions require significant judgment and actual cash flows may differ from those forecasted.

The company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from 1 to 8 years. Amortization expense was approximately $2.1 million, $2.0 million and $3.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.

The company had intangible assets of $18.6 million with accumulated amortization of $13.3 million at December 31, 2008 and intangible assets of $18.3 million with accumulated amortization of $13.9 million at December 31, 2007. The summary of other intangible assets, net as of December 31 for the years ended 2008 and 2007 is as follows:

	2008			2007
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Customer contracts and relationships	$8,850	$5,048	$3,802	$8,209	$5,503	$2,706
Patents and technology	5,990	5,338	652	6,496	5,717	779
Trademarks and trade names	2,260	1,474	786	2,100	1,219	881
Other, net	1,508	1,508	—	1,500	1,500	—

	$18,608	$13,368	$5,240	$18,305	$13,939	$4,366

The increase in intangible assets reflects the acquisition of assets of Bluewave of $3.3 million, the write-off of Sigma assets of $0.3 million, and net amortization of $2.1 million during 2008. The $0.3 million write-off of intangible assets for the Sigma assets relates to the sale of product lines to SWTS and is included in the loss on sale of product lines in the statements of operations.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

		Weighted
		Average
		Amortization
Intangible Assets	Assigned Life	Period

Customer contracts and relationships	6 years	6.0
Patents and technology	4 to 8 years	5.1
Trademarks and trade names	4 to 8 years	7.2
Other	1 to 2 years	1.7

The company’s scheduled amortization expense over the next five years is as follows:

Fiscal Year	Amount

2009	$2,072
2010	$1,234
2011	$747
2012	$555
2013	$523

6.	Comprehensive Income

The following table provides the calculation of other comprehensive income for the years ended December 31, 2008, 2007, and 2006:

	Years Ended December 31,
	2008	2007	2006

Net Income (loss) from continuing operations	$1,159	$6,113	$(11,048)
Other comprehensive income:
Foreign currency translation adjustments	68	108	1,954
Realized foreign currency translation adjustments	—	(1,817)	—

Comprehensive income (loss) from continuing operations	1,227	4,404	(9,094)
Income (loss) from discontinued operations, net of tax	37,138	(82)	1,029

Total comprehensive income (loss)	$38,365	$4,322	$(8,065)

The reclassification adjustment of $1.8 million for the year ended December 31, 2007 represents the realization of foreign exchange translation adjustments due to the substantially complete liquidation of PCTEL Ltd. Ireland at June 30, 2007. There is no tax effect to these adjustments to other comprehensive income.

7.	Short-term borrowings

Short-term borrowings were as follows at December, 31 2008 and 2007:

	2008	2007

Line of Credit	$—	$107

The company’s subsidiary in China, PCTEL (Tianjin) Electronics Company Ltd, borrowed ¥780,000 ($0.1 million) on July 31, 2006 from Bank of America. This amount represented the maximum borrowings allowed under this loan. The interest rate on this borrowing was the China Central Bank rate plus a mark-up of 10%.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

The company repaid the loan from working capital and terminated the agreement. The weighted average interest rate for this borrowing was 7.2% in 2008 until the loan was repaid in April 2008, and 6.5% in 2007.

8.	Restructuring

International sales restructuring

In November 2008, the company announced the closure of the company’s sales office in New Delhi, India. The company recorded restructuring charges of $0.1 million for severance payouts and lease obligations. The final restructuring payments were made in the first quarter 2009.

The following table summarizes the international sales restructuring activity during 2008 and the status of the reserves at December 31, 2008:

	Accrual				Accrual
	Balance at		Cash	Non-cash	Balance at
	December 31,	Restructuring	Payments/	Settlements/	December 31,
	2007	Expense	Receipts	Adjustments	2008

Severance and employment related costs	$—	$69	$(10)	$—	$59
Facility and car leases	—	27	(21)	—	6
Other	—	2	(2)	—	—

	$—	$98	$(33)	$—	$65

Corporate Overhead

In the three months ended March 31, 2008, the company incurred restructuring expense of $0.3 million for employee severance costs related to the company’s plan to reduce corporate overhead.

UMTS restructuring

In 2007, the company exited its operations related to its Universal Mobile Telecommunications System (“UMTS”) integrate vertical electrical tilt (“iVET”) antenna product line. The company closed its research and development facility in Dublin, Ireland as well as a related engineering satellite office in the United Kingdom, and discontinued the UMTS portion of its contract manufacturing which was located in St. Petersburg, Russia.

The company recorded a benefit of $58 in 2008 to adjust its restructuring reserve. During 2008, the company paid $1.3 million for manufacturing obligations that were accrued at December 31, 2007. The UMTS restructuring activity is complete as of December 31, 2008. The company recorded $2.0 million of restructuring expense in the 2007, consisting of $2.4 million of gross cash-based restructuring charges plus $0.7 million of asset impairments, offset by $1.1 million for the sale of assets.

The following table summarizes the UMTS restructuring activity during 2008:

	Accrual				Accrual
	Balance at	Restructuring	Cash	Non-cash	Balance at
	December 31,	Expense	Payments/	Settlements/	December 31,
	2007	Benefit	Receipts	Adjustments	2008

Manufacturing obligations, net	$1,239	$(58)	$(1,233)	$52	$—

	$1,239	$(58)	$(1,233)	$52	$—

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

9.	Income Taxes

The domestic and foreign components of the loss before provision (benefit) for income taxes were as follows:

	Years Ended December 31,
	2008	2007	2006

Domestic	$(13,844)	$(1,761)	$8,186
Foreign	7	648	(24,605)

	$(13,837)	$(1,113)	$(16,419)

The provision benefit for income taxes consisted of the following:

	Years Ended December 31,
	2008	2007	2006

Current:
Federal	$(7,763)	$57	$(5,519)
State	7	3	(61)
Foreign	38	27	(22)

	(7,718)	87	(5,602)
Deferred:
Federal	(5,390)	(6,324)	216
State	(1,888)	(989)	15

	(7,278)	(7,313)	231

Total	$(14,996)	$(7,226)	$(5,371)

A reconciliation of the benefit for income taxes at the federal statutory rate compared to the benefit at the effective tax rate is as follows:

	Years Ended December 31,
	2008	2007	2006
	%	%	%

Benefit at federal statutory rate (35%)	35%	35%	35%
State income tax, net of federal benefit	3%	(1)%	—
Release of valuation allowance	71%	707%	—
Change in valuation allowance	—	(130)%	(30)%
Foreign income taxed at different rates	—	18%	(2)%
Research & development and other credits	2%	5%	1%
Return to provision adjustments	(1)%	1%	1%
Effect of change in tax rates	(1)%	—	—
Change in deferred tax liability related to goodwill	—	(30)%	(2)%
Tax effect of permanent differences	(1)%	44%	(2)%
Reduction of tax reserves	—	—	32%

	108%	649%	33%

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

The deferred federal benefit for the year ended December 31, 2008 includes the release of valuation allowances of $9.8 million. The company reversed the valuation allowances because its projected income will be more than adequate to offset the deferred tax assets remaining after the disposition of the Sigma assets in the third quarter 2008. The federal benefit for 2007 includes the release of valuation allowances of $7.9 million. The company reversed valuation allowances in the fourth quarter 2007 because of the income generated from the sale of MSG in January 2008. The current federal benefit for 2006 includes the release of a $5.2 million tax contingency reserve related to the company’s modem operations.

At December 31, 2008, the company had state and federal income taxes refundable of $1.3 million included in “Prepaid expenses and other current assets” and income taxes payable of $0.2 million for state income taxes included in “Accrued liabilities”.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax accounts consist of the following:

	December 31,
	2008	2007

Deferred Tax Assets:
Accruals and reserves	$1,126	$2,251
Intangible assets	8,728	12,578
Federal, foreign, and state credits	730	1,782
Net operating loss carryforwards	127	514
Stock-based compensation	1,491	1,702
Unrealized investment losses	682	—

Gross deferred tax assets	12,884	18,827
Valuation allowance	(1,151)	(10,956)
Net deferred tax asset	11,733	7,871
Deferred Tax liabilities:
Intangible assets	—	(1,417)
Property, plant and equipment	(434)	—

Net Deferred Tax Assets	$11,299	$6,454

The classification of deferred tax amounts on the balance sheet is as follows:

	December 31,
	2008	2007

Current deferred tax assets	$1,148	$1,591
Current deferred tax liability	—	—

	1,148	1,591
Non-current deferred tax assets	10,585	6,280
Non-current deferred tax liability	(434)	(1,417)

Non-current deferred tax assets, net	10,151	4,863

Net Deferred Tax Assets	$11,299	$6,454

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

At December 31, 2008, the company has a valuation allowance of $1.2 million against $12.5 million of net deferred tax assets. The valuation allowance relate to credits and state net operating losses that the company does not expect to realize because they correspond to tax jurisdictions that the company no longer has significant operations. At December 31, 2007 the company had a partial valuation allowance of $11.0 million against $17.4 million of net deferred tax assets due to the uncertainty regarding the realization of these assets. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. The company believes that the net deferred tax asset exclusive of the credits and state net operating losses is more likely than not to be realized.

The effective tax rate differed from the statutory federal rate of 35% during 2008 principally due to the $9.8 million decrease in the valuation allowance for deferred tax assets. The effective tax rate differed from the statutory federal rate of 35% during 2007 principally due to the release of the valuation allowance of $7.9 million. In addition, different rates for foreign income and losses and other permanent items impacted the effective tax rate. The effective tax rate differed from the statutory federal rate of 35% during 2006 principally due to the release of the company’s tax contingency reserve of $5.2 million and due to the increase in the valuation allowance for deferred tax assets.

The company recorded $1.4 million of tax benefits credited directly to equity related to stock based compensation realized for the year ended December 31, 2008.

In July 2006, FASB issued FIN 48 which changes the threshold for recognizing the benefit of an uncertain tax position, prescribes a method for measuring the tax benefit to be recorded and requires incremental quantitative and qualitative disclosure about uncertain tax positions. Under FIN 48, a tax position that meets a more likely than not recognition threshold, based solely on the technical merits of the position, will be recognized in the consolidated financial statements. The tax position will be measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. The company adopted FIN 48 on January 1, 2007. The implementation of FIN 48 resulted in no charge or benefit for unrecognized tax benefits at January 1, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at December 31 is as follows:

	December 31,
	2008	2007

Beginning of period	$916	$856
Addition related to tax positions in current year	19	60

End of period	$935	$916

All of the unrecognized tax benefits at December 31, 2008, if recognized, would reduce the company’s annual effective tax rate. The company is unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. At December, 31, 2008, due to tax net operating loss carry forwards, the company has no accrued interest or penalties.

The company and its subsidiaries file income tax returns in the US and various foreign jurisdictions. The company’s U.S. tax returns remain subject to examination for 2004 and subsequent periods.

At December 31, 2008. the company has state net operating loss carry forwards of $0.9 million that expire in 2017. The company has foreign net operating loss carry forwards of $0.2 million that have no expiration date. The company has $1.3 million of state research credits with no expiration.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

The company considers approximately $0.5 million of undistributed earnings of foreign subsidiaries as permanently reinvested under APB 23. Thus, no U.S. income tax has been provided for these earnings. During 2008, the company changed its repatriation policy for one of its Israeli subsidiaries and has recorded a net tax liability related to the expected repatriation of $1.2 million of foreign earnings. The tax recorded in the current year includes the expected Israeli withholding tax and U.S. income taxes net of foreign tax credits.

10.	Commitments and Contingencies

Leases

The company has operating leases for office facilities through 2013 and office equipment through 2014. The future minimum rental payments under these leases at December 31, 2008, are as follows:

Year	Amount

2009	$522
2010	503
2011	528
2012	543
2013 and thereafter	95

Future minimum lease payments	$2,191

The rent expense under leases was approximately $0.6 million, $0.6 million, and $0.8 million for the years ended December 31, 2008 2007, and 2006, respectively.

In December 2008, as part of a restructuring of its international sales operations, the company terminated its lease for its sales office in New Delhi, India.

In connection with the sale of MSG in January 2008, the corporate headquarters moved to the company’s facilities in Bloomingdale, Illinois. Under the terms of the sale agreement with Smith Micro, the company assigned the leases for its Chicago, Illinois and Belgrade, Serbia offices to Smith Micro.

With the exit from the UMTS antenna product line effective June 2007, the company terminated its Dublin and United Kingdom office leases.

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

Warranty Reserve and Sales Returns

The company’s BTG segment allows its major distributors and certain other customers to return unused product under specified terms and conditions. In accordance with FAS 48, “Revenue recognition When Right of Return Exists”, the company accrues for product returns based on historical sales and return trends. The company’s allowance for sales returns was $0.3 million and $0.2 million at December 31, 2008 and December 31, 2007, respectively, and is included within accounts receivable on the consolidated balance sheet.

The company offers repair and replacement warranties of primarily two years for antenna products and one year for scanners and receivers. The company’s warranty reserve is based on historical sales and costs of repair and

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

replacement trends. The warranty reserve was $0.2 million December 31, 2008 and December 31, 2007, respectively, and is included in other accrued liabilities.

Legal Proceedings

Litigation with Wider Networks LLC

In March 2009, in the United States District Court for the District of Maryland Greenbelt Division the company filed a lawsuit alleging patent infringement, unfair competition and false advertising against Wider Networks, LLC. It is the company’s policy to protect its intellectual property and, pursuant to this policy, the company intends to vigorously prosecute the action. However, as the litigation is in its early stages, the company is unable to predict the outcome at this time.

This litigation follows the company’s filing with the US Patent and Trademark Office (USPTO), in June 2007 and October 2008, for reexamination of two of Wider Networks LLC patents. As of the March 2009 filing of the complaint, the USPTO rejected one of the Wider Networks’ patents and agreed to reexamine the second patent, consistent with the company’s June 2007 and October 2008 request.

11.	Shareholders Equity

Common Stock

The activity related to common shares outstanding for the years ended December 31 is as follows:

	2008	2007

Beginning of year	21,917	22,065
Issuance of common stock on exercise of stock options	346	94
Issuance of restricted common stock, net of cancellations	25	409
Issuance of common stock from purchase of Employee Stock Purchase Plan shares	70	87
Issuance of common stock for stock bonuses, net of shares for tax	82	43
Cancellation of stock for withholding tax	(181)	(103)
Common stock buyback	(4,023)	(663)
Shares cancelled	—	(15)

End of Year	18,236	21,917

Preferred Stock

The company is authorized to issue up to 5,000,000 shares of preferred stock in one or more series, each with a par value of $0.001 per share. As of December 31, 2008 and 2007, no shares of preferred stock were outstanding.

12.	Stock-Based Compensation

Stock Options

The Board of Directors may grant employees, directors or consultants the option to purchase the company’s common stock. The company issues stock options with exercise prices no less than the fair value of the company’s stock on the grant date. Most options contain gradual vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. Historically, new employees or directors received stock options for incentive purposes. Directors received 10,000 shares each year on January 1. Effective with the company’s amended 1997 Stock Option Plan, the directors no longer receive stock options

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

annually. All of the director’s equity awards will now be service-based restricted shares. Currently, new employees are also awarded service-based restricted shares. As such, future stock option grants will be minimal.

Stock options may be exercised at any time within ten years of the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The company issued 127,500 options with a weighted average fair value of $1.97 in the year ended December 31, 2008 and 267,577 options with a weighted average fair value of $2.93 for the year ended December 31, 2007. During the year ended December 31, 2008, the company received $1.9 million in proceeds from the exercise of 510,573 options. During the year ended December 31, 2007, the company received $0.7 million in proceeds from the exercise of 94,286 options.

The range of exercise prices for options outstanding and exercisable at December 31, 2008 was $6.16 to $59.00. The following table summarizes information about stock options outstanding under all stock option plans:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted-		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 6.16 — $ 7.30	245,865	6.18	$6.97	144,991	$7.16
7.40 — 7.93	248,474	4.95	7.68	239,139	7.69
7.95 — 8.62	240,647	4.87	8.24	208,943	8.20
8.63 — 9.16	348,127	6.57	9.03	272,871	9.00
9.17 — 10.25	302,640	6.17	9.80	234,800	9.84
10.46 — 10.70	257,206	5.30	10.68	254,989	10.68
10.72 — 11.55	241,187	5.22	11.14	229,467	11.15
11.60 — 11.84	435,600	5.10	11.74	435,600	11.74
12.16 — 13.30	33,400	4.63	12.82	33,400	12.82
59.00 — 59.00	7,500	1.08	59.00	7,500	59.00

$ 6.16 — $59.00	2,360,646	5.54	$9.80	2,061,700	$10.00

The weighted average contractual life and intrinsic value at December 31, 2008 was the following:

	Weighted
	Average
	Contractual	Intrinsic
	Life	Value

Options Outstanding	5.54	$8
Options Exercisable	5.15	$0

The intrinsic value is based on the share price of $6.57 at December 31, 2008.

The intrinsic value of stock options exercised was as follows for the years ended December 31,:

	2008	2007	2006

Intrinsic Value — Stock Options	$1,378	$208	$1,082

With the sale of MSG in January 2008, 76,071 outstanding options for the MSG employees did not vest.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

A summary of the company’s stock option activity and shares available under all of the company’s stock plans as of December 31:

	2008		2007		2006
	Shares	Options	Shares	Options	Shares	Options
	Available	Outstanding	Available	Outstanding	Available	Outstanding

Beginning of Year	2,079,011	3,824,912	2,417,077	3,965,627	1,807,526	4,112,881
Shares authorized	—	—	—	—	1,416,711	—
Options granted	(127,500)	127,500	(267,577)	267,577	(530,589)	530,589
Restricted stock awards	(334,182)	—	(440,852)	—	(438,674)	—
Restricted shares cancelled	223,188	—	119,148	—	88,500	—
Bonus shares awarded	(82,001)	—	(62,791)	—	(223,698)	—
Options exercised	—	(510,573)	—	(94,286)	—	(380,542)
Options forfeited	155,112	(155,112)	146,610	(146,610)	156,340	(156,340)
Options cancelled/expired	926,081	(926,081)	167,396	(167,396)	140,961	(140,961)

End of Year	2,839,709	2,360,646	2,079,011	3,824,912	2,417,077	3,965,627

Exercisable		2,061,700		3,234,118		3,162,192

Weighted average exercise price:
Outstanding at Beginning of Year		$9.64		$9.63		$9.54
Options granted		7.28		9.54		9.37
Options exercised		7.37		7.49		7.55
Options forfeited		9.19		10.38		11.98
Options cancelled/expired		10.25		9.34		9.04

Outstanding at End of Year		$9.80		$9.64		$9.63

Exercisable at End of Year		$10.00		$9.73		$9.78

Restricted Stock — service based

The company grants restricted shares as employee incentives as permitted under the company’s 1997 Stock Plan. In connection with the grant of restricted stock to employees, the company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. Such amount is presented as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the applicable shares. The company grants restricted awards that vest over various periods or vest upon achievement of defined performance goals. Annual grants to employees for incentive purposes vest annually over five years. For the year ended December 31, 2008, the company issued 334,182 shares of restricted stock with a fair value of $2.3 million and recorded cancellations of 223,188 shares for $2.0 million. For the year ended December 31, 2007, the company issued 440,852 shares of restricted stock with a fair value of $5.4 million and recorded cancellations of 119,148 shares for $1.1 million. During 2008, 406,562 restricted shares vested with a value of $3.7 million. During 2007, 337,577 restricted shares vested with a value of $3.0 million. The restricted shares are awarded from the 1997 Stock Plan.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

The following table summarizes restricted stock activity for the years ended December 31:

	2008	2007	2006

Shares
Unvested Restricted Stock Awards — beginning of year	1,148,875	1,164,748	1,103,800
Restricted stock awards	334,182	440,852	438,674
Restricted shares vested	(406,562)	(337,577)	(289,226)
Restricted shares cancelled	(223,188)	(119,148)	(88,500)

Unvested Restricted Stock Awards — end of year	853,307	1,148,875	1,164,748

Weighted Average Fair Value
Unvested Restricted Stock Awards — beginning of year	$9.19	$8.56	$8.51
Restricted stock awards	6.75	10.21	8.64
Restricted shares vested	9.14	8.97	8.55
Restricted shares cancelled	9.08	8.85	8.09
Unvested Restricted Stock Awards — end of year	$8.29	$9.28	$8.56

With the sale of MSG in January 2008, 146,010 shares of restricted stock for MSG employees did not vest.

The intrinsic value of vested service-based restricted stock was as follows for the years ended December 31:

	2008	2007	2006

Intrinsic value — service based restricted shares	$2,802	$3,027	$2,728

Performance Shares

The company grants performance based restricted stock rights to certain executive officers. These shares vest upon achievement of defined performance goals such as revenue and earnings. The performance based restricted stock is amortized based on the estimated achievement of the performance goals. For the year ended December 31, 2008, the company issued 25,000 shares of restricted stock with a fair value of $0.2 million and recorded cancellations of 10,326 shares for $0.1 million. For the year ended December 31, 2007, the company issued 87,000 shares of restricted stock with a fair value of $0.9 million. During 2008, 5,330 restricted shares vested with a value of $0.3 million.

The following summarizes the performance share activity during the years ended December 31:

	2008	2007

Shares
Beginning of Year	87,000	—
Restricted stock awards	25,000	87,000
Restricted shares vested	(5,330)	—
Restricted shares cancelled	(10,326)	—

End of Year	96,344	87,000

Weighted Average Fair Value
Beginning of year	$10.42	$—
Restricted stock awards	6.75	10.42
Restricted shares vested	10.42	—
Restricted shares cancelled	10.42	—
End of year	$9.47	$10.42

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

The intrinsic value of vested performance based restricted stock was as follows for the years ended December 31:

	2008	2007	2006

Intrinsic value — performance shares	$33	$—	$—

Employee Stock Purchase Plan (“Purchase Plan”)

In May 1998, the company reserved a total of 800,000 shares of common stock for future issuance under the company’s Purchase Plan, plus annual increases equal to the least of (i) 350,000 shares (ii) 2% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. The annual increase was the Purchase Plan’s “evergreen” provision. The Board of Directors elected not to increase the shares in the Purchase Plan in January 2006 or January 2007. In June 2007, the stockholders approved an amended Purchase Plan whereby the shares were reduced to 750,000 and the evergreen provision was eliminated. The amended Purchase Plan was also extended to 2018. The amended Purchase Plan enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is six months. During 2008 and 2007, 69,402 and 86,977 shares were issued under the Plan, respectively. As of December 31, 2008, the company had 632,690 shares remaining that can be issued under the Plan.

The following summarizes the Purchase Plan activity during the each of the below years ended December 31:

	2008	2007	2006

Shares
Outstanding, beginning of year	—	—	—
Granted	69,402	86,977	74,550
Vested	(69,402)	(86,977)	(74,550)

Outstanding, end of year	—	—	—

Weighted Average Fair Value at Grant Date
Outstanding, beginning of year	$—	$—	$—
Granted	2.03	2.39	2.50
Vested	2.03	2.39	2.50

Outstanding, end of year	$—	$—	$—

Stock Plans

1997 Stock Plan

In November 1996, the Board of Directors adopted and approved the 1997 Stock Plan (“1997 Plan”). Under the 1997 Plan, the Board may grant to employees, directors and consultants, options to purchase the common stock and/or stock purchase rights at terms and prices as determined by the Board. In August 1999, the Board of Directors and the stockholders approved an amendment and restatement of the 1997 Plan that increased the number of authorized shares of the common stock the company may issue under the 1997 Plan to 5,500,000. The Plan allowed annual increases of the number of shares authorized to issue under the 1997 Plan by an amount equal to the lesser of (i) 700,000 shares, (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. Effective at the annual shareholders meeting on June 5, 2006 and prior to the termination of the 1997 Plan, the shareholders approved an amended and restated 1997 Plan (“New 1997 Plan”) that expires in 2016. The existing shares available for issuance and options outstanding were transferred from the 1997 Plan to the New 1997 Plan. The New 1997 Plan provides for the issuance of 2,300,000 shares plus any shares which have been reserved

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

under the 1998 Directors Option Plan (“Directors Plan”) and any shares returned to the Directors Plan. In connection with the approval of the New 1997 Plan, an additional 716,711 shares were authorized. As of December 31, 2008, a total of 2,466,802 shares remain available for future grants.

1998 Director Option Plan

The Directors Plan became effective following the company’s initial public offering in October 1999. A total of 400,000 shares were authorized under the Directors Plan. Effective with the annual shareholders meeting in June 2006, the Directors Plan was merged into the New 1997 Plan. Effective with the merger, 75,000 available shares were transferred from the Directors Plan to the New 1997 Plan. No further awards will be made under the Director Plan, but it will continue to govern awards previously granted there under. Future awards to the company’s directors will be made under the New 1997 Plan.

2001 Non-Statutory Stock Option Plan

In August 2001, the Board of Directors adopted and approved the 2001 Non-statutory Stock Option Plan (“2001 Plan”). Options granted under the 2001 Plan may be exercised at any time within ten years from the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The 2001 Plan will terminate in 2011. As of December 31, 2008, of the total 750,000 shares authorized under the 2001 Plan, 263,308 remain available for future grants.

Executive Plan

In 2001, in connection with the hiring and appointment of two executive officers of PCTEL, the company granted an aggregate amount of 300,000 options at $8.00 per share outside of any stock option plan, pursuant to individual stock option agreements. As of December 31, 2008, 45,000 options are outstanding under the Executive Plan.

Common Stock Reserved for Future Issuance

At December 31, 2008 the company had 5,723,446 shares of common stock that could potentially be issued under various stock-based compensation plans described in Note 12. A summary of the reserved shares of common stock for future issuance are as follows:

	December 31,
	2008	2007

1997 Stock Plan	4,479,379	5,163,346
2001 Stock Plan	566,377	599,844
Executive Plan	45,000	53,733
Employee Stock Purchase Plan	632,690	702,092

Total shares reserved	5,723,446	6,519,015

These amounts include the shares available for grant and the options outstanding.

Stock-Based Compensation Expense

The consolidated statements of operations include $4.2 million of stock compensation expense in continuing operations and $0.2 million in discontinued operations for the year ended December 31, 2008. The consolidated statements of operations include $4.1 million of stock compensation expense in continuing operations and $0.8 million in discontinued operations for the year ended December 31, 2007. The company recorded $1.4 million of tax benefits to additional paid in capital related to the exercise of stock options and vesting of restricted stock for

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

the year ended December 31, 2006. The company did not book any tax benefits to additional paid in capital in 2007. See Footnote 9 related to income taxes. The company did not capitalize any stock compensation expense during the years ended December 31, 2008, 2007, and 2006, respectively.

Restricted Stock-Service Based

For the year ended December 31, 2008 the company recorded amortization of restricted stock of $2.9 million for continuing operations and $0.2 million for discontinued operations. For the year ended December 31, 2007, the company recorded amortization of restricted stock of $2.7 for continuing operations and $0.6 million for discontinued operations. As of December 31, 2008, the unrecognized compensation expense related to the unvested portion of the company’s restricted stock was approximately $4.4 million, net of estimated forfeitures to be recognized through 2012 over a weighted average period of 1.7 years.

Performance Shares

The company grants performance based restricted stock rights to certain executive officers. These shares vest upon achievement of defined performance goals such as revenue and earnings. The performance based restricted stock is amortized based on the estimated achievement of the performance goals.

Stock Bonuses

The bonuses for the company’s 2008 Short Term Bonus Incentive Plan were paid in shares of the company’s common stock in the first quarter of 2009. The company recorded stock-based compensation expense of $0.6 million for the Short Term Bonus Incentive Plan for the year ended December 31, 2008 for continuing operations. The bonuses for the company’s 2007 Short Term Bonus Incentive Plan were paid in shares of the company’s common stock in the first quarter of 2008. The company recorded stock-based compensation expense of $0.5 million for the Short Term Bonus Incentive Plan for the year ended December 31, 2007 for continuing operations and $0.1 million for discontinued operations. The bonuses for the company’s 2006 Short Term Bonus Incentive Plan were paid in shares of the company’s common stock in the first quarter of 2007. The company recorded stock-based compensation expense of $0.5 million for the Short Term Bonus Incentive Plan for the year ended December 31, 2006 for continuing operations and $0.2 million for discontinued operations.

Stock Options

In the first fiscal quarter of fiscal 2006, the company adopted SFAS No. 123(R), “Share Based Payments” (“FAS 123(R”), which revises SFAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”). FAS 123(R) requires the company to record compensation expense for share-based payments, including employee stock options, at fair value. Prior to fiscal 2006, the company had accounted for its stock based compensation awards pursuant to Accounting Principles Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations, which allowed use of the intrinsic value method. Under the intrinsic value method, compensation expense for stock option based employee compensation was not recognized in the income statement as all stock options granted by the company had an exercise price equal to the market value of the underlying common stock on the option grant date. With the adoption of FAS 123(R), the company is recognizing compensation expense for stock options on a graded vesting basis.

The company elected to use the modified prospective transition method to adopt FAS 123(R). Under this transition method, compensation expense includes expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and the expense for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). As required under the modified prospective transition method the company has not restated prior period results. As a result, certain

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

components of the company’s quarterly financial statements will not be comparable until the first quarter of fiscal 2007, the anniversary of the company’s adoption of FAS 123(R).

For the year ended December 31, 2008, total stock compensation expense, net of forfeitures was $0.5 million for continuing operations and for the year ended December 31, 2007, total stock compensation expense, net of forfeitures was $0.8 million for continuing operations and $0.1 million for discontinued operations. As of December 31, 2008, the unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $0.4 million, net of estimated forfeitures to be recognized through 2012 over a weighted average period of 1.3 years.

The fair value of each unvested option was estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life. Because the company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate the existing models may not necessarily provide a reliable single measure of the fair value of the employee stock options. Based on the Black-Scholes option-pricing model, the weighted average estimated fair value of employee stock option grants was $1.97 for 2008, $2.93 for 2007, and $3.00 for 2006.

	Stock Options
	2008	2007	2006

Dividend yield	None	None	None
Risk-free interest rate	2.7%	4.7%	4.8%
Expected volatility	40%	45%	48%
Expected life (in years)	2.4	2.5	2.4

For the Black-Scholes calculation, the company uses a risk-free interest rate based on the U.S. Treasury yields with remaining term that approximates the expected life of the options granted. The company uses a dividend yield of “None” in the valuation model for stock options. The company has only paid one cash dividend in its history which was paid in May 2008. This special dividend was a partial distribution of the proceeds received from the sale of MSG. The company does not anticipate the payment of regular dividends in the future. The company calculates the volatility based on a five-year historical period. The company incorporates a forfeiture rate based on historical forfeitures and an expected life based on historical experience of employee exercise performance.

ESPP

Based on the 15% discount and the fair value of the option feature of this plan, this plan is considered compensatory under SFAS 123(R). Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. For the year ended December 31, 2008, the company recognized compensation expense of $0.2 million for continuing operations. For the year ended December 31, 2007, the company recognized compensation expense of $0.1 million for continuing operations and $0.1 million for discontinued operations. The weighted average estimated fair value of purchase rights under the Purchase Plan was $2.03 and $2.39 for the years ended December 31, 2008 and 2007, respectively.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

The company calculated the fair value of each option grant and employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model as prescribed by FAS 123 using the following assumptions:

	Employee Stock
	Purchase Plan
	2008	2007	2006

Dividend yield	None	None	None
Risk-free interest rate	3.0%	4.9%	4.7%
Expected volatility	40%	44%	48%
Expected life (in years)	0.5	0.5	0.5

The risk-free interest rate was based on the U.S. Treasury yields with remaining term that approximates the expected life of the options granted. The company uses a dividend yield of “None” in the valuation model for stock options. The company has only paid one cash dividend in its history which was paid in May 2008. This special dividend was a partial distribution of the proceeds received from the sale of MSG. The company does not anticipate the payment of regular dividends in the future. The company calculates the volatility based on a five-year historical period. The expected life is based on the six month period for each employee stock purchase grant.

Total stock-based compensation is reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
	2008	2007	2006

Cost of goods sold	$376	$370	$331
Research and development	582	454	388
Sales and marketing	609	650	761
General and administrative	2,637	2,620	2,272
Restructuring charges, net	11	—	—

Total continuing operations	4,215	4,094	3,752
Discontinued operations	187	794	750

Total	$4,402	$4,888	$4,502

Employee Withholding Taxes on Stock Awards

Effective January 1, 2006, for ease in administering the issuance of stock awards, the company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the withholding taxes. During the years ended December 31, 2008 and 2007, respectively, the company paid $1.1 million for withholding taxes related to stock awards.

Dividends

On May 30, 2008, the company paid a special cash dividend of $0.50 per share to shareholders of record as of May 15, 2008. The total amount paid to shareholders was $10.3 million. The dividend was a partial distribution of the proceeds received from the sale of MSG. The company does not anticipate the payment of regular dividends in the future.

13.	Stock Repurchases

The company repurchases shares of common stock under share repurchase programs authorized by the Board of Directors. All share repurchase programs are announced publicly. In 2008, we repurchased a total of 4,022,616 shares for approximately $34.2 million and during 2007, the company repurchased 663,384 shares

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

for approximately $5.5 million. On November 21, 2008, the Board of Directors authorized the repurchase of additional shares up to a value of $5.0 million. There were no further share repurchases in 2008 under this share repurchase program.

The following table is a summary of the share repurchases by year for the years ended December 31:

Fiscal Year	Shares	Amount

2006	227,100	2,134
2007	663,384	5,504
2008	4,022,616	34,158

14.	Industry Segment, Customer and Geographic Information

The company’s continuing operations consist of two business segments: BTG and Licensing. In January 2008, the company sold MSG to Smith Micro. The segment information for the year ended 2006 has been restated to reflect the company’s current segment reporting structure as MSG was reported as a separate segment in the Form 10-K for the year ended December 31, 2006.

PCTEL’s chief operating decision maker (CEO) uses only the below measures in deciding how to allocate resources and assess performance among the segments.

The results of continuing operations by segment are as follows for the years ended December 31:

	BTG	Licensing	Total

2008
Revenue	$76,705	$222	$76,927
Gross Profit	$36,321	$216	$36,537
Operating Expenses			$50,459
Operating (Loss)			$(13,922)

	BTG	Licensing	Total

2007
Revenue	$69,072	$816	$69,888
Gross Profit	$31,262	$799	$32,061
Operating Expenses			$36,005
Operating (Loss)			($3,944)

	BTG	Licensing	Total

2006
Revenue	$68,088	$8,680	$76,768
Gross Profit	$28,181	$8,658	$36,839
Operating Expenses			$56,561
Operating (Loss)			$(19,722)

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

The company’s revenue to customers outside of the United States, as a percent of total revenues, is as follows:

	Years Ended December 31,
Region	2008	2007	2006

Europe	25%	24%	20%
Asia Pacific	12%	7%	7%
Other Americas	8%	5%	4%

	45%	36%	31%

Two customers have accounted for revenues greater than 10% during the three previous fiscal years as follows:

	Years Ended December 31,
Customer	2008	2007	2006

Ericsson AB	11%	9%	4%
TESSCO	8%	9%	10%

Ericsson AB, an OEM for communication systems and TESSCO, a distributor of wireless products, are customers of BTG.

The long-lived assets by geographic region as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007

United States	$44,007	$40,438
All Other	773	136

	$44,780	$40,574

15.	Benefit Plans

401(k) Plan

The 401(k) plan covers all of the U.S. employees beginning the first of the month following the first month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k). The company made employer contributions to the 401(k) plan of $0.6 million and $0.5 million in the years ended December 31, 2008 and 2007, respectively for the continuing operations and $0.2 million in contributions for discontinued operations for the year ended December 31, 2007.

Post-retirement Health Insurance

On January 6, 2006, upon authorization of the Compensation Committee of the Board of Directors, the company and Martin H. Singer, entered into an amended and restated employment agreement which eliminated the post-retirement healthcare benefits for Mr. Singer and his family that were previously included in his employment agreement. Mr. Singer requested the elimination of these benefits for reasons related to future corporate expense, the company’s commitment to defined contribution plans rather than defined benefit plans, and parity of benefits with other executives of the company. The company reversed the liability of $0.1 million in the quarter ended March 31, 2006.

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

Defined Contribution Pension Plan

Certain foreign employees have personal pension plans and the company contributes the statutory requirements to these defined contribution plans. The company made contributions to these plans of $17, $45, and $27 for the years ended December 31, 2008, 2007, and 2006 respectively.

Executive Deferred Compensation Plan

The company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, our executives may defer up to 50% of salary and 100% of cash bonuses with a minimum of $1,500. In addition, the company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides our executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. At December 31, 2008 and December, 31 2007, the deferred compensation obligation was $0.7 million and $1.1 million, respectively, and was included in “Long-Term Liabilities” in the consolidated balance sheet. The company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Assets.

Pension Plan — Ireland

The employees of Dublin, Ireland were participants in a defined benefit pension plan, the PCTEL Europe Pension Plan (the “Plan”). As part of the restructuring of the Dublin operations, the company terminated the Plan on June 16, 2006. The company negotiated the terms of the pension termination with the labor union since the labor union represented the majority of the employees in the Plan. Under the terms of the settlement, the company funded 50% of the cash shortfall in the Plan as calculated by the third party actuary less any severance amounts given to employees that exceeded three weeks severance for every year of service. The funding shortfall was based on pension requirements in accordance with Irish regulations. The pension liability was $3.2 million at the date of the termination. The company incurred approximately $0.6 million in cash expense to fund the pension shortfall and for related expenses. The result was a non-cash net gain on the termination of the pension plan of $2.6 million, which was recorded as an offset to restructuring expense in the year ended December 31, 2006.

The effect on operations of the pension plan for the year ended December 31, 2006 was as follows:

2006

Expected return on plan assets	$133
Service cost for benefits earned	150
Interest cost on benefit obligation	(112)

Net periodic pension costs	$171

Excluding the payments related to the termination of the Plan, the company made pension contributions of $0.2 million during the year ended December 31, 2006.

	Quarters Ended,
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenues	$18,300	$20,274	$20,087	$18,266
Gross profit	8,767	9,708	9,560	8,502

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

	Quarters Ended,
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Income (loss) from continuing operations	428	905	573	(15,828)
Income (loss) before provision for income taxes	1,213	1,557	693	(17,300)

Net income (loss) from continuing operations	476	530	10,909	(10,756)
Net income (loss) from discontinued operations	36,691	187	157	103

Net income (loss)	$37,167	$717	$11,066	$(10,653)

Basic income (loss) per share:
Net income (loss) from continuing operations	$0.02	$0.03	$0.60	$(0.61)
Net income (loss) from discontinued operations	$1.80	$0.01	$0.01	$0.01
Net income (loss)	$1.82	$0.04	$0.61	$(0.61)
Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.02	$0.03	$0.58	$(0.61)
Net income (loss) from discontinued operations	$1.80	$0.01	$0.01	$0.01
Net income (loss)	$1.82	$0.04	$0.59	$(0.61)
Shares used in computing basic loss per share	20,426	19,089	18,164	17,491
Shares used in computing diluted loss per share	20,426	19,413	18,709	17,506

	Quarters Ended,
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenues	$16,615	$16,500	$17,626	$19,147
Gross profit	7,429	7,342	7,873	9,417
Income (loss) from continuing operations	(1,777)	(3,402)	(243)	1,478
Income (loss) before provision for income taxes	(824)	(2,555)	577	1,689

Net income (loss) from continuing operations	(726)	(3,231)	543	9,527
Net income (loss) from discontinued operations	(33)	24	98	(171)

Net income (loss)	$(759)	$(3,207)	$641	$9,356

Basic income (loss) per share:
Net income (loss) from continuing operations	$(0.03)	$(0.15)	$0.03	$0.46
Net income (loss) from discontinued operations	—	—	—	$(0.01)
Net income (loss)	$(0.04)	$(0.15)	$0.03	$0.45
Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$(0.03)	$(0.15)	$0.03	$0.46
Net income (loss) from discontinued operations	—	—	—	$(0.01)
Net income (loss)	$(0.04)	$(0.15)	$0.03	$0.45
Shares used in computing basic loss per share	21,029	21,092	20,823	20,670
Shares used in computing diluted loss per share	21,029	21,092	20,970	20,802

In the quarter ended December 31, 2008, the company recorded expense of $16.7 million for the impairment of goodwill in accordance with FAS 142. See discussion on goodwill within accounting policies of Item 7 and also in

PCTEL, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2008

Note 5 related to goodwill. In the quarter ended September 30, 2008, the company reversed valuation allowances for $9.8 million. See Note 9 related to Income Taxes.

In the quarter ended December 31, 2007 the company reversed valuation allowances for $7.9 million. See Note 9 related to Income Taxes.

17.	Subsequent event — acquisition of Wi-Sys

On January 5, 2009, the company acquired all of the outstanding share capital of Wi-Sys, pursuant to a Share Purchase Agreement dated January 5, 2009 among PCTEL, Gyles Panther and Linda Panther, the holders of the outstanding share capital of Wi-Sys (the “Acquisition Agreement”). Wi-Sys is based in Ottawa, Canada and manufactures products for GPS, terrestrial and satellite communication systems, including programmable GPS receivers and high performance antennas. The company intends on fully integrating Wi-Sys into its antenna product operations during 2009.

The company paid cash consideration of U.S. $2.1 million dollars at the close of the transaction, of which approximately $350,000 was used to discharge outstanding debt liabilities. The cash consideration paid in connection with the acquisition was provided from the company’s existing cash.

The Acquisition Agreement also provided for additional cash consideration or a reduction of cash consideration based on the closing balance sheet at December 31, 2008 as compared to historical balance sheet net assets excluding cash and debt. The company expects to pay approximately $0.2 million additional to the shareholders based on the final balance sheet at December 31, 2008.

Wi-Sys revenues for the year ended December 31, 2008 were approximately $2.2 million. Wi-Sys has one location in Ottawa, Canada and leases a single facility with a term through September 2009.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A:	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded at a reasonable assurance level that our disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports that we file or submit under Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Management of PCTEL is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of PCTEL’s assets that could have a material effect on the financial statements.

The management of the company has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment of internal controls over financial reporting, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Grant Thornton, LLP, the independent registered public accounting firm that also audited our consolidated financial statements. Grant Thornton’s attestation on our internal control over financial reporting is included herein.

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

The information regarding executive and director compensation in response to this item is included in the company’s proxy statement for the 2009 Annual Meeting of Stockholders and is incorporated by reference herein. Information included under the caption “Compensation Committee Report” in the company’s proxy statement for the 2009 Annual Meeting of Stockholders is incorporated by reference herein; however, this information shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or the liabilities of Section 18 of the Securities Exchange Act of 1934.

Certain information required by this item concerning the company’s executive officers is set forth in Item 4A of this Report in the section captioned “Executive Officers of the Registrant”.

Item 11:	Executive Compensation

The information regarding security ownership is included under the caption “Ownership of the company’s Common Stock” in company’s proxy statement for the 2009 Annual Meeting of Stockholders and is incorporated by reference herein.

The information regarding securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in the company’s proxy statement for the 2009 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership is included under the caption “Ownership of the company’s Common Stock” in the company’s proxy statement for the 2009 Annual Meeting of Stockholders and is incorporated by reference herein.

The information regarding securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in the company’s proxy statement for the 2009 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13:	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” contained in the company’s proxy statement for the 2009 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 14:	Principal Accountant Fees and Services

The information regarding principal accountant fees and services is under the caption “Independent Public Accountants” in the company’s proxy statement for the 2009 Annual Meeting of Stockholders and is incorporated by reference herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
PCTEL, Inc.:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of PCTEL, Inc. and Subsidiaries referred to in our report dated March 16, 2009, which is included in Item 8 of this form. Our audits of the basic financial statements included the financial statement schedule III listed in the index appearing under Item 15 (a) (2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  GRANT THORNTON LLP

Chicago, Illinois
March 16, 2009

PART IV

Item 15:	Exhibit and Financial Statement Schedules

(a)	(1) Financial Statements

The Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K on pages 35 to 78.

(a)	(2) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report under “Schedule II” immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2008.

All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

PCTEL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Addition	End of
	of Year	Expenses	(Deductions)	Year

Year Ended December 31, 2006:
Allowance for doubtful accounts	$318	119	(104)	$333
Warranty reserves	$146	181	(144)	$183
Deferred tax asset valuation allowance	$13,814	4,903	145	$18,862
Year Ended December 31, 2007:
Allowance for doubtful accounts	$333	109	(215)	$227
Warranty reserves	$183	85	(76)	$192
Deferred tax asset valuation allowance	$18,862	(7,871)	(35)	$10,956
Year Ended December 31, 2008:
Allowance for doubtful accounts	$227	(28)	(78)	$121
Warranty reserves	$192	74	(73)	$193
Deferred tax asset valuation allowance	$10,956	(9,805)	—	$1,151

(a)	(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
No.	Description	Reference

2.1	Asset Purchase Agreement, dated December 10, 2007, by and between Smith Micro Software, Inc. and PCTEL, Inc. Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Section 6.01(b)(2) of Regulation S-	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K dated December 12, 2007.
2.2	Asset Purchase Agreement, dated March 14, 2008, by and between Bluewave Antenna Systems, Ltd., and PCTEL, Inc.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated March 17, 2008.
2.3	Asset Purchase Agreement, dated August 14, 2008, by and between SWT Scotland and PCTEL, Inc.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated August 18, 2008.

Exhibit
No.		Description	Reference

2.4		Share Purchase Agreement dated January 5, 2009, by and between PCTEL, Inc., Gyles Panther and Linda Panther.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated January 6, 2009.
3.1		Amended and Restated Certificate of Incorporation of PCTEL, Inc.	Incorporated by reference to exhibit number 3.2 filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).
3.2		Amended and Restated Bylaws of the Registrant	Incorporated by reference to exhibit number 3.3 filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.1		Specimen common stock certificate	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).
10.1		Form of Indemnification Agreement between PCTEL, Inc. and each of its directors and officers	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).
10.23		2001 Nonstatutory Stock Option Plan and form of agreements hereunder	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on October 3, 2001 (Registration Statement No. 333-70886).
10.25		Employment Agreement between Jeffrey A. Miller and PCTEL, Inc., dated November 7, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.25.1	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Jeffrey A. Miller	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.26		Employment Agreement between John Schoen and the Registrant, dated November 12, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.26.1	Letter agreement dated August 22, 2006 amending the Employment Agreement, by, and between PCTEL, Inc. and John Schoen	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.32		Stock Option Agreement of Jeffrey A. Miller, dated November 15, 2001	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (Registration Statement No. 333-75204).
10.33		Stock Option Agreement of John Schoen, dated November 15, 2001	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (Registration Statement No. 333-75204).
10.37		Executive Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Exhibit
No.	Description	Reference

10.38	Executive Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.39	Board of Directors Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.40	Board of Directors Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.44	Purchase and Sale Agreement dated November 1, 2004, between PCTEL, Inc. and Evergreen Brighton, L.L.C.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.48	Purchase Agreement dated April 14, 2005 between PCTEL Antenna Products Group, a wholly owned subsidiary of PCTEL, Inc. and Quintessence Publishing Company, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.49	Letter Agreement dated August 18, 2005 between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 8-K filed on August 23, 2005
10.50	Lease Agreement dated September 16, 2005 between PCTEL Maryland, Inc. and First Campus Limited Partnership for an office building located at 20410 Observation Drive, Germantown, MD 20876	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2005
10.55	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.56	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Steve Deppe	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.59	1998 Employee Stock Purchase Plan and related standard form of agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 20, 2007.
10.60	Executive Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 20, 2007.
10.61	Employment Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10.62	Management Retention Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10.63	Form of Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.

Exhibit
No.	Description	Reference

10.64	Form of Amended and Restated Management Retention Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on October 9, 2007.
10.65	Offer Letter dated May 16, 2007 with Robert Suastegui relating to Mr. Suastegui’s employment	Incorporated by reference to exhibit number 10.61 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
10.66	Form of 1997 Stock Plan Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.68	PCTEL, Inc., 1997 Stock Plan, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.
10.69	PCTEL, Inc., 1997 Stock Plan Form of Stock Option Award Agreement, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.
10.70	PCTEL, Inc., 2001 Nonstatutory Stock Option Plan, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.
10.71	PCTEL, Inc, 2001 Nonstatutory Stock Option Plan Form of Stock Option Agreement, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.
21.1	List of significant subsidiaries	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

PCTEL, Inc.
A Delaware Corporation
(Registrant)

/s/  Martin H. Singer
Martin H. Singer
Chairman of the Board and
Chief Executive Officer

Dated: March 16, 2009

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

Signature	Title	Date

/s/ (Martin H. Singer) (Martin H. Singer)	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2009

/s/ (John Schoen) (John Schoen)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009

/s/ (Richard C. Alberding) (Richard C. Alberding)	Director	March 16, 2009

/s/ (Brian J. Jackman) (Brian J. Jackman)	Director	March 16, 2009

/s/ (Steven D. Levy) (Steven D. Levy)	Director	March 16, 2009

/s/ (Giacomo Marini) (Giacomo Marini)	Director	March 16, 2009

Signature	Title	Date

/s/ (John Sheehan) (John Sheehan)	Director	March 16, 2009

/s/ (Carl A. Thomsen) (Carl A. Thomsen)	Director	March 16, 2009

Exhibit
No.		Description	Reference

2.1		Asset Purchase Agreement, dated December 10, 2007, by and between Smith Micro Software, Inc. and PCTEL, Inc. Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Section 6.01(b)(2) of Regulation S-	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K dated December 12, 2007.
2.2		Asset Purchase Agreement, dated March 14, 2008, by and between Bluewave Antenna Systems, Ltd., and PCTEL, Inc.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated March 17, 2008.
2.3		Asset Purchase Agreement, dated August 14, 2008, by and between SWT Scotland and PCTEL, Inc.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated August 18, 2008.
2.4		Share Purchase Agreement dated January 5, 2009, by and between PCTEL, Inc., Gyles Panther and Linda Panther.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated January 6, 2009.
3.1		Amended and Restated Certificate of Incorporation of PCTEL, Inc.	Incorporated by reference to exhibit number 3.2 filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).
3.2		Amended and Restated Bylaws of the Registrant	Incorporated by reference to exhibit number 3.3 filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.1		Specimen common stock certificate	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).
10	.1+	Form of Indemnification Agreement between PCTEL, Inc. and each of its directors and officers	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-84707).
10	.23+	2001 Nonstatutory Stock Option Plan and form of agreements hereunder	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on October 3, 2001 (Registration Statement No. 333-70886).
10	.25+	Employment Agreement between Jeffrey A. Miller and PCTEL, Inc., dated November 7, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.25.1+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Jeffrey A. Miller	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.26+	Employment Agreement between John Schoen and the Registrant, dated November 12, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.26.1+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by, and between PCTEL, Inc. and John Schoen	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.32+	Stock Option Agreement of Jeffrey A. Miller, dated November 15, 2001	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (Registration Statement No. 333-75204).

Exhibit
No.		Description	Reference

10	.33+	Stock Option Agreement of John Schoen, dated November 15, 2001	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (Registration Statement No. 333-75204).
10	.37+	Executive Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10	.38+	Executive Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10	.39+	Board of Directors Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10	.40+	Board of Directors Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.44		Purchase and Sale Agreement dated November 1, 2004, between PCTEL, Inc. and Evergreen Brighton, L.L.C.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.48		Purchase Agreement dated April 14, 2005 between PCTEL Antenna Products Group, a wholly owned subsidiary of PCTEL, Inc. and Quintessence Publishing Company, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10	.49+	Letter Agreement dated August 18, 2005 between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.50		Lease Agreement dated September 16, 2005 between PCTEL Maryland, Inc. and First Campus Limited Partnership for an office building located at 20410 Observation Drive, Germantown, MD 20876	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2005
10	.55+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.56+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Steve Deppe	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.59+	1998 Employee Stock Purchase Plan and related standard form of agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 20, 2007.
10	.60+	Executive Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 20, 2007.

Exhibit
No.		Description	Reference

10	.61+	Employment Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10	.62+	Management Retention Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10	.63+	Form of Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10	.64+	Form of Amended and Restated Management Retention Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on October 9, 2007.
10	.65+	Offer Letter dated May 16, 2007 with Robert Suastegui relating to Mr. Suastegui’s employment	Incorporated by reference to exhibit 10.61 number 10.61 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
10	.66+	Form of 1997 Stock Plan Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10	.68+	PCTEL, Inc., 1997 Stock Plan, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.
10	.69+	PCTEL, Inc., 1997 Stock Plan Form of Stock Option Award Agreement, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.
10	.70+	PCTEL, Inc., 2001 Nonstatutory Stock Option Plan, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.
10	.71+	PCTEL, Inc, 2001 Nonstatutory Stock Option Plan Form of Stock Option Agreement, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.
21.1		List of significant subsidiaries	Filed herewith
23.1		Consent of Grant Thornton LLP	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

+	Management contract or compensatory plan or arrangement required to be filed as exhibit pursuant to Item 15(b) on Form 10-K.