Form 10-Q
period 2009-03-31
PC TEL INC
filed 2009-05-11
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and on its Web site, if any, every Interactive Date File to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, par value $.001 per share	18,841,395 as of May 1, 2009

PCTEL, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2009

PART I
Item 1 Financial Statements
PCTEL Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands except per share amounts)

	March 31,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$35,891	$44,766
Short-term investment securities	27,010	17,835
Accounts receivable, net of allowance for doubtful accounts of $138 and $121 at March 31, 2009 and December 31, 2008, respectively	9,966	14,047
Inventories, net	10,614	10,351
Deferred tax assets, net	1,148	1,148
Prepaid expenses and other assets	2,955	2,575

Total current assets	87,584	90,722

Property and equipment, net	12,476	12,825
Long-term investment securities	14,319	15,258
Goodwill	—	384
Other intangible assets, net	5,472	5,240
Deferred tax assets, net	10,151	10,151
Other noncurrent assets	929	926

TOTAL ASSETS	$130,931	$135,506

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,141	$2,478
Accrued liabilities	4,428	6,198

Total current liabilities	5,569	8,676

Long-term liabilities	1,482	1,512

Total liabilities	7,051	10,188

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,837,866 and 18,236,236 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	19	18
Additional paid-in capital	137,958	137,930
Accumulated deficit	(14,153)	(12,639)
Accumulated other comprehensive income	56	9

Total stockholders’ equity	123,880	125,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,931	$135,506

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share information)

	Three Months Ended
	March 31,
	2009	2008
CONTINUING OPERATIONS
REVENUES	$14,139	$18,300
COST OF REVENUES	7,468	9,534

GROSS PROFIT	6,671	8,766

OPERATING EXPENSES:
Research and development	2,688	2,186
Sales and marketing	2,083	2,763
General and administrative	2,533	2,772
Amortization of other intangible assets	553	440
Restructuring charges	154	377
Impairment of goodwill	1,262	—
Gain on sale of assets and related royalties	(200)	(200)

Total operating expenses	9,073	8,338

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,402)	428
Other Income, net	165	784

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(2,237)	1,212
Provision (benefit) for income taxes	(723)	737

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,514)	475

DISCONTINUED OPERATIONS
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PROVISION	—	36,693

NET INCOME (LOSS)	$(1,514)	$37,168

Basic Earnings per Share:
Income (Loss) from Continuing Operations	$(0.09)	$0.02
Income from Discontinued Operations	$0.00	$1.80
Net Income (Loss)	$(0.09)	$1.82

Diluted Earnings per Share:
Income (Loss) from Continuing Operations	$(0.09)	$0.02
Income from Discontinued Operations	$0.00	$1.80
Net Income (Loss)	$(0.09)	$1.82

Weighted average shares — Basic	17,545	20,426
Weighted average shares — Diluted	17,545	20,426
The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2009	2008
Operating Activities:
Net income (loss)	($1,514)	$37,168
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	—	(36,693)
Depreciation and amortization	1,102	887
Impairment charge	1,262	—
Amortization of stock based compensation	818	1,148
(Gain) loss from investments	(55)	475
Gain on sale of assets and related royalties	(200)	(200)
(Gain) loss on disposal/sale of property and equipment	12	(2)
Restructuring costs	(36)	(855)
Payment of withholding tax on stock based compensation	(734)	(697)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,400	3,341
Inventories	30	308
Prepaid expenses and other assets	(294)	21
Accounts payable	(1,476)	526
Income taxes payable	(233)	(507)
Other accrued liabilities	(1,710)	(2,953)
Deferred revenue	(23)	4

Net cash provided by operating activities	1,349	1,971

Investing Activities:
Capital expenditures	(148)	(429)
Proceeds from disposal of property and equipment	—	5
Purchase of investments	(10,634)	—
Redemptions of short-term investments	2,454	13,105
Proceeds on sale of assets and related royalties	200	200
Purchase of assets/businesses, net of cash acquired	(2,260)	(3,900)

Net cash (used in) provided by investing activities	(10,388)	8,981

Financing Activities:
Proceeds from issuance of common stock	201	423
Payments for repurchase of common stock	(85)	(7,592)
Tax benefit from stock option exercises	—	1,238

Net cash provided by (used in) financing activities	116	(5,931)

Cash flows from discontinued operations:
Net cash used in operating activities	—	(145)
Net cash provided by investing activities	—	61,488
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(8,923)	66,364
Effect of exchange rate changes on cash	48	51
Cash and cash equivalents, beginning of year	44,766	26,632

Cash and Cash Equivalents, End of Period	$35,891	$93,047

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2008.
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
On January 5, 2009, the company acquired all of the outstanding share capital of Wi-Sys Communications Inc. (“Wi-Sys”). Wi-Sys is based in Ottawa, Canada and manufactures products for GPS, terrestrial and satellite communication systems, including programmable GPS receivers and high performance antennas. The company intends on completing its integration of Wi-Sys into its antenna product operations during 2009. The integration will include a restructuring of the Wi-Sys operations during the second quarter 2009. The manufacturing and engineering functions will be moved to the company’s Bloomingdale location in the second quarter 2009. Also in the second quarter 2009, the company will incur restructuring related expenses for employee severance, lease termination, and other shut down costs.
On March 14, 2008, the company acquired the assets of Bluewave Antenna Systems, Ltd (“Bluewave”). The Bluewave product line augments the company’s Land Mobile Radio (“LMR”) antenna product line.
On October 9, 2008, the company sold four of its antenna product families to Sigma Wireless Technology Ltd, a Scotland based company (“SWTS”). The four antenna product families represent the remaining antenna products from the company’s acquisition of Sigma Wireless Technologies Limited (“Sigma”) in 2005. Sigma and SWTS are not related.
The company also has a reporting unit that licenses an intellectual property portfolio in the area of analog modem technology. By the end of the second quarter 2009, the revenues and cash flows associated with this reporting unit will be substantially complete. Based on the financial information for 2009 and for comparable periods, this reporting unit does not meet the quantitative threshold requirements of a reportable segment in accordance with Statement of Financial Accounting Standard (“FAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“FAS 131”). As such, the results for licensing are aggregated with the rest of the company.
On December 10, 2007, the company entered into an Asset Purchase Agreement with Smith Micro Software, Inc. (“Smith Micro”), to sell substantially all the assets of its Mobility Solutions Group (“MSG”). On January 4, 2008, the company completed the sale of MSG. As required by GAAP, the consolidated financial statements separately reflect the MSG operations as discontinued operations for all periods presented.
Basis of Consolidation and Foreign Currency Translation
The condensed consolidated balance sheet as of March 31, 2009 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2009 and 2008 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.
The condensed consolidated financial statements include the accounts of the company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The unaudited interim condensed consolidated financial statements of the company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies followed by the company are set forth within the company’s Annual Report on Form 10-K for the year ended December 31, 2008. There were no changes in the company’s significant accounting policies during the three months ended March 31, 2009. In addition, the company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2008 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the 2008 Form 10-K.
The company is exposed to foreign currency fluctuations due to our foreign operations and international sales. The functional currency for the company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income (loss). Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net were ($30) and $166 for the three months ended March 31, 2009 and March 31, 2008, respectively.
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The adoption of this FSP did not have a material impact on the consolidated financial statements.
In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“FAS 107”), to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS 107. The adoption of this FSP did not have a material impact on the consolidated financial statements.
In April 2009, the FASB issued FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009; however, early adoption is only permitted in conjunction with the early adoptions of FSP FAS 157-4 and FSP FAS 107-1 and APB 28-1. The company does not expect the adoption of this FSP to have a material impact on the consolidated financial statements.
In April 2009, the FASB issued FSP on FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This statement amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations” to address the application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption of FSP on FAS 141R-1 did not have a material impact on the consolidated financial statements.
In December 2007, the FASB issued Statement 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), to change how an entity accounts for the acquisition of a business. FAS 141(R) replaces existing FAS 141 in its entirety for business combinations. FAS 141(R) carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, FAS 141(R) requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. FAS 141(R) eliminates the current cost-based purchase method under FAS 141. The new measurement requirements result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to noncontrolling interests. The acquirer recognizes in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business may be included as part of the business combination accounting. As a result, those costs are charged to expense when incurred, except for debt or equity issuance costs, which are accounted for in accordance with other generally accepted accounting principles. FAS 141(R) also changes the accounting for contingent consideration, in process research and development, and restructuring costs. In addition, after FAS 141(R) is adopted, changes in uncertain tax positions or valuation allowances for deferred tax assets acquired in a business combination are recognized as adjustments to income tax expense or contributed capital, as appropriate, even if the deferred tax asset or tax position was initially acquired prior to the effective date of FAS 141(R). The company adopted FAS 141(R) as of the required effective date of January 1, 2009 and applies its provisions prospectively to business combinations that occur after adoption. The adoption of FAS141(R) did not have a material impact on the consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension. FSP No. FAS 142-3 will be effective for fiscal years beginning after December 15, 2008. The company adopted FSP No. FAS 142-3 in the first quarter 2009. The adoption of SFAS FSP No. FAS 142-3 did not have a material impact on the consolidated financial statements.
In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The company adopted FAS 160 in the first quarter 2009. The adoption of FAS 160 did not have a material impact on the consolidated financial statements.
2. Cash and Cash Equivalents and Investments
Cash and Cash equivalents
At March 31, 2009, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At March 31, 2009 and December 31, 2008, the company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The company restricts its investments in money market funds to those invested 100% in either short term U.S. Government Agency securities, or bank repurchase agreements collateralized by the these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). Approximately $24.5 million and $38.9 million of the company’s cash and cash equivalents were insured through the Treasury Guarantee Program at March 31, 2009 and at December 31, 2008, respectively.
The company had $2.4 million and $1.8 million of cash equivalents in foreign bank accounts at March 31, 2009 and December 31, 2008, respectively.
Investments
At March 31, 2009 and December 31, 2008, the company’s short-term and long-term investments consisted of shares in a Bank of America affiliated fund, the Columbia Strategic Cash Portfolio (“CSCP”) and pre-refunded municipal bonds.

CSCP
At March 31, 2009, the company’s shares of the CSCP had a recorded value of approximately $6.2 million. The CSCP is an enhanced cash money market fund that has been negatively impacted by the recent turmoil in the credit markets. This investment is classified as available for sale and is carried at fair value. In December 2007, the CSCP was closed to new subscriptions and redemptions, and changed its method of valuing shares from the amortized cost method to the market value of the underlying securities of the fund. The CSCP manager is in the process of liquidating the fund and returning cash to the shareholders. During the quarter ended March 31, 2009, the company received approximately $2.5 million in share liquidation payments and recorded in comprehensive income unrealized gains of $0.1 million in net asset value from the CSCP marking the underlying assets of the fund to market. Starting in December 2007 and through March 31, 2009, the company has recorded cumulative losses on its CSCP investment of $2.9 million. At March 31, 2009, approximately $1.6 million of these losses had been realized through share liquidation payments and approximately $1.3 million remained unrealized. Future impairment charges may result until the fund is fully liquidated, depending on market conditions.
The CSCP fund manager provides a report of the CSCP fund share net asset value to shareholders on a daily basis, a report of the CSCP underlying securities holdings on a monthly basis, and a report of the liquidation status on a monthly basis. The CSCP fund shares are not tradable. In order to determine the fund’s net asset value, the CSCP fund manager utilizes a combination of unadjusted quoted prices in active markets for identical assets (Level 1 inputs), unadjusted quoted prices for identical or similar assets in both active and inactive markets (Level 2 inputs), and unobservable inputs for distressed assets (Level 3 inputs). They do not disclose the amount of net asset value attributable to each level. The net asset value per fund share provided by the CSCP fund manager is used by management as the basis for its determination of fair value of the CSCP fund shares. The company classifies that input in its entirety at the lowest level of the inputs used by the CSCP fund manager (Level 3). The company’s pro-rata share of the underlying assets of the $6.2 million investment in the fund at March 31, 2009 is approximately $0.2 million of cash and accrued interest and $6.0 million of asset backed securities primarily in the areas of residential mortgages, credit card debt, and auto loans. At March 31, 2009, approximately 84% of the CSCP holdings were in cash, accrued interest and securities with an S&P rating of A or better. Sixteen percent of the fund’s holdings are comprised of securities with S&P ratings of lower than A or were not rated.
Based on the continued illiquidity of the commercial paper market, management believes that the most accurate estimate of the CSCP liquidation schedule is found in the weighted average lives of the CSCP fund’s underlying securities, adjusted for an allowance for the historical accuracy of the weighted average lives. Based on that methodology, the company classified approximately $3.6 million of the CSCP investment as short-term investment securities and approximately $2.6 million as long-term investment securities at March 31, 2009. The company expects the liquidation of the long-term investment portion could take years to complete.
Municipal Bonds
The company has invested $35.2 million in pre-refunded municipal bonds. The income and principal from these pre-refunded municipal bonds is secured by an irrevocable trust of U.S Treasury securities. The bonds classified as short-term investments have original maturities greater than 90 days and mature in less than one year. The company classified $11.7 million as long-term investment securities because the original maturities were greater than one year. Of this total, $6.8 million mature in 2010 and $4.9 million mature in 2011. The municipal bonds are classified as held to maturity and are carried at amortized cost. At March 31, 2009, approximately 26% of the company’s municipal bonds were protected by bond default insurance.
Cash equivalents and investments consist of the following:

	March 31,	December 31,
	2009	2008
Cash and cash equivalents	$35,891	$44,766

Municipal bonds:
Short-term	23,476	13,600
Long-term	11,689	10,930

Available for sale securities:
Short-term	3,534	4,235
Long-term	2,630	4,328

Total	$77,220	$77,859

The fair value measurements of the financial assets at March 31, 2009 were as follows:

	Quoted at Prices	Signficant Other
	in Active Markets	Unobservable
	for Identical Assets	Inputs
	(Level 1)	(Level 3)	Total
Cash and cash equivalents	$35,891	$—	$35,891

Municipal bonds:
Short-term	23,593	—	23,593
Long-term	11,824	—	11,824

Available for sale securities:
Short-term	—	3,534	3,534
Long-term	—	2,630	2,630

Total	$71,308	$6,164	$77,472

The activity related to the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows for the three months ended March 31, 2009:

	Short-term	Long-term	Total
	investment	investment	investment
	securities	securities	securities
Balance at December 31, 2008	$4,235	$4,328	$8,563
Redemptions	(2,454)	—	(2,454)
Unrealized gain on investments	55	—	55
Reclassifications	1,698	(1,698)	—

Balance at March 31, 2009	$3,534	$2,630	$6,164

3. Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at invoiced amount and the standard terms are net 30 days. The company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required. The company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The company’s allowance for doubtful accounts was $0.1 million at March 31, 2009 and December 31, 2008, respectively. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.
Unbilled receivables were $0.2 million and $0.1 million at March 31, 2009 and December 31, 2008, respectively.
4. Inventories
Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories as of March 31, 2009 and December 31, 2008 were composed of raw materials, sub assemblies, finished goods and work-in-process. The company has consigned inventory of $0.7 million and $0.9 million at March 31, 2009 and December 31, 2008, respectively. The company maintains reserves to reduce the value of inventory to the lower of cost or market, including reserves for excess and obsolete inventory. As of March 31, 2009 and December 31, 2008, the allowance for inventory losses was $0.9 million and $1.0 million, respectively.

Inventories consisted of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Raw materials	$7,761	$7,650
Work in process	500	377
Finished goods	2,353	2,324

Inventories, net	$10,614	$10,351

5. Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The company depreciates computers over three years, office equipment and manufacturing equipment over five years, furniture and fixtures over seven years, and buildings over 30 years. Leasehold improvements are amortized over the shorter of the corresponding lease term or useful life. Gains and losses on the disposal of property and equipment are included in operating expenses in the condensed consolidated statements of operations. Maintenance and repairs are expensed as incurred.
Property and equipment consists of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Building	$6,193	$6,193
Land	1,770	1,770
Computers and office equipment	3,592	3,545
Manufacturing and test equipment	6,687	6,573
Furniture and fixtures	1,192	1,176
Leasehold improvements	120	120
Motor vehicles	27	27

Total property and equipment	19,581	19,404
Less: Accumulated depreciation and amortization	(7,105)	(6,579)

Property and equipment, net	$12,476	$12,825

6. Liabilities
Accrued liabilities consist of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Inventory receipts	$1,438	$2,667
Paid time off	799	741
Payroll, bonuses, and other employee benefits	553	1,252
Taxes and fees	387	605
Professional fees	268	230
Wi-Sys shareholders	219	—
Warranties	185	193
Employee stock purchase plan	86	193
Restructuring	29	65
Other	464	252

Total	$4,428	$6,198

Long-term liabilities consist of the following:

	March 31,	December 31,
	2009	2008
Executive deferred compensation plan	$640	$658
Income tax liabilities	642	642
Other long-term liabilities	200	212

	$1,482	$1,512

7. Discontinued Operations
Disposal of Mobility Solutions Group
On January 4, 2008, the company completed the sale of MSG to Smith Micro in accordance with an Asset Purchase Agreement entered into between the two companies and publicly announced on December 10, 2007. Under the terms of the Asset Purchase Agreement, Smith Micro purchased substantially all of the assets of the MSG for total consideration of $59.7 million in cash. In the transaction, the company retained the accounts receivable, non customer-related accrued expenses and accounts payable of the division. Substantially all of the employees of MSG continued as employees of Smith Micro in connection with the completion of the acquisition. The results of operations of MSG have been classified as discontinued operations for the three months ended March 31, 2008. The company recognized a gain on sale before tax of $60.3 million in the three months ended March 31, 2008. There was no activity related to discontinued operations during the three months ended March 31, 2009.
Summary results of operations for the discontinued operations included in the consolidated statement of operations for the three months ended March 31, 2008, were as follows:

Three Months Ended
March 31, 2008
Revenues	$122
Operating costs and expenses	381
Restructuring expenses	73
Gain on disposal	(60,336)

Income from discontinued operations, before taxes	60,004
Provision for income tax	23,311

Income from discontinued operations, net of tax	$36,693

Income from discontinued operations per common share:
Basic	$1.80
Diluted	$1.80

Shares used in computing basic earnings per share	20,426
Shares used in computing diluted earnings per share	20,426
8. Acquisitions and Dispositions
Acquisition of Wi-Sys
On January 5, 2009, the company acquired all of the outstanding share capital of Wi-Sys pursuant to a Share Purchase Agreement dated January 5, 2009 among PCTEL, Gyles Panther and Linda Panther, the holders of the outstanding share capital of Wi-Sys. The total consideration for Wi-Sys was $2.1 million paid at the close of the transaction and $0.2 million additional due to the shareholders based on the final balance sheet at December 31, 2008. The $0.2 million additional consideration is payable in cash in the second quarter 2009. The cash consideration paid in connection with the acquisition was provided from the company’s existing cash. The company incurred acquisition costs of approximately $0.1 million related to Wi-Sys.

Wi-Sys is based in Ottawa, Canada and manufactures products for GPS, terrestrial and satellite communication systems, including programmable GPS receivers and high performance antennas. Wi-Sys revenues for the year ended December 31, 2008 were approximately $2.2 million. The Wi-Sys antenna product line augments the company’s GPS antenna product line. The revenues and expenses for Wi-Sys are included in the company’s financial results for the three months ended March 31, 2009.
The purchase price of $2.3 million for the assets of Wi-Sys was allocated based on fair value: $0.8 million to tangible assets and $0.2 million to liabilities assumed, $0.7 million to customer relationships, and $0.1 million to core technology and trade names. The $0.9 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The goodwill is not deductible for book or tax purposes. The intangible assets have a weighted average amortization period of 5.5 years. The company estimated the fair value (and remaining useful lives) of the assets and liabilities in accordance with FAS 141(R).
The following is the allocation of the purchase price for Wi-sys:

Current assets:
Cash	$59
Accounts receivable	319
Inventory	294
Prepaid expenses and other assets	90

Total	$762

Fixed Assets, net	69

Intangible Assets:
Core technology	37
Customer relationships	730
Trade name	18
Goodwill	878

Total	1,663

Total Assets	$2,494

Current liabilities:
Accounts payable	$139
Accrued liabilities	36

Total Liabilities	$175

Net Assets Acquired	$2,319

In March 2009, the company recorded goodwill impairment of $1.3 million. The impairment charge included the $0.9 million recorded for the Wi-Sys acquisition. See Note 9 for further discussion of the goodwill impairment.
All of the Wi-Sys operations will be moved to the company’s Bloomingdale location in the second quarter 2009. In the second quarter 2009, the company will incur restructuring related expenses for employee severance, lease termination, and other shut down costs related to the Wi-Sys restructuring.
Acquisition of Bluewave
On March 14, 2008 the company entered into and closed an Asset Purchase Agreement (the “Bluewave APA”) with Bluewave, a privately owned Canadian company. Under terms of the Bluewave APA, the company purchased, on a debt free basis, all of the intellectual property, selected manufacturing fixed assets, and all customer relationships related to Bluewave’s antenna product lines. The total consideration was $3.9 million in cash. The only liability the company assumed was for product warranty, which has been historically immaterial. The Bluewave antenna product line augments the company’s Land Mobile Radio (“LMR”) antenna product line. The revenues and expenses for Bluewave are included in the company’s financial results for the three months ended March 31, 2008 from the acquisition date forward.
The purchase price of $3.9 million for selected assets of Bluewave was allocated $3.3 million to intangible assets and $0.1 million to tangible assets. The $0.5 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. As a result of the company’s annual impairment test of goodwill in the fourth quarter 2008, this goodwill was written off at December 31,

2008. The intangible assets have a weighted average amortization period of 6 years. The company estimated the fair value (and remaining useful lives) of the assets acquired in accordance with FAS 141, “Business Combinations”.
The following is the allocation of the purchase price for Bluewave:

Fixed Assets:
Computer software	$46
Tooling	60

Total	$106

Intangible Assets:
Core technology	$290
Customer relationships	2,850
Trade name	160
Backlog	8
Goodwill	486

Total	$3,794

Total Assets Acquired	$3,900

Sale of Product Lines
On August 14, 2008, the company entered into an asset purchase agreement for the sale of certain antenna products and related assets to SWTS. SWTS purchased the intellectual property, dedicated inventory, and certain fixed assets related to four of our antenna product families for $0.7 million, payable in installments at close and over a period of 18 months. The four product families represent the last remaining products acquired by us through our acquisition of Sigma in July 2005. SWTS and Sigma are unrelated. On August 14, 2008 SWTS was also appointed the company’s manufacturer’s representative (“rep”) in the European Union for the company’s remaining antenna products. The sale transaction closed on October 9, 2008.
In the year ended December 31, 2008, the company recorded a $0.9 million loss on sale of product lines, separately within operating expenses in the condensed consolidated statements of operations. The net loss included the book value of the assets sold to SWTS, impairment charges in accordance with FAS 142 and FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, (“FAS 144”), and incentive payments due the new employees of SWTS, net of the proceeds due to the company. The company sold inventory with a net book value of $0.8 million and wrote off intangible assets including goodwill of $0.5 million. The intangible asset write-off was the net book value and the goodwill write-off was a pro-rata portion of goodwill in accordance with FAS 142. The company paid incentive payments of $0.1 million and calculated $0.5 million in proceeds based on the principal value of the installment payments excluding imputed interest.
The receivable balance from SWTS was $0.5 million in the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively. The company included the amounts due within one year in “Prepaid expenses and other current assets” and the amounts due beyond one year in “Other noncurrent assets” in the condensed consolidated balance sheets. At March 31, 2009, the receivable balance represents the company’s maximum exposure to loss from SWTS.
9. Goodwill and Other Intangible Assets
Goodwill
The company’s goodwill balance was $0 and $0.4 million on the condensed consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively. In January 2009, the company recorded goodwill of $0.9 million related to the acquisition of Wi-Sys. In March 2009, the company recorded goodwill impairment of $1.3 million because of the company’s low market capitalization. The impairment represented the full amount of the goodwill from the Wi-Sys acquisition and $0.4 million remaining from the company’s licensing unit.
Under the provisions of FAS 142, the company tests goodwill for impairment on an annual basis. The company performs the annual impairment test of goodwill at the end of the first month of the fiscal fourth quarter (October 31st), or at an interim date if an event occurs or if circumstances change that would more likely than not reduce the fair value of a segment below its carrying value. At March 31, 2009, we tested our goodwill for impairment due to the company’s market capitalization being below it carrying value. The company considered this market capitalization deficit as a triggering event in accordance with FAS 142.

In the fourth quarter 2008, the company recorded a goodwill impairment of $16.7 million based on the results from the annual test of goodwill impairment.
Intangible Assets
The company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from 1 to 8 years. The summary of other intangible assets, net as of March 31, 2009 and December 31, 2008 are as follows:

	March 31,			December 31,
	2009			2008
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$9,580	$5,439	$4,141	$8,850	$5,048	$3,802
Patents and technology	6,027	5,432	595	5,990	5,338	652
Trademarks and trade names	2,278	1,542	736	2,260	1,474	786
Other, net	1,508	1,508	—	1,508	1,508	—

	$19,393	$13,921	$5,472	$18,608	$13,368	$5,240

The increase in intangible assets reflects the addition of $0.8 million for the acquisition of Wi-Sys and amortization of $0.6 million during the first quarter of 2009. In conjunction with the goodwill impairment in the first quarter 2009, we reevaluated the carrying value of the intangible assets as required by FAS 144 and FAS 142 under steps 1 and 2. The company concluded that there was no impairment of other intangible assets at March 31, 2009.
10. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2009	2008
Basic Earnings Per Share computation:
Numerator:
Net income (loss)	$(1,514)	$37,168
Denominator:
Common shares outstanding	17,545	20,426

Basic income (loss) per share	$(0.09)	$1.82

Diluted Earnings Per Share computation:
Numerator:
Net income (loss)	$(1,514)	$37,168
Denominator:
Common shares outstanding	17,545	20,426
Restricted shares subject to vesting	*	—
Employee common stock option grants	*	—

Total shares	17,545	20,426

Diluted income (loss) per share	$(0.09)	$1.82

*	These amounts have been excluded since the effect is anti-dilutive

11. Stock-Based Compensation
Total stock compensation expense for the three months ended March 31, 2009 was $0.8 million in the condensed consolidated statement of operations, which included $0.7 million of restricted stock amortization and $0.1 million for stock option expense and stock bonuses. Total stock compensation expense for the three months ended March 31, 2008 was $1.1 million for continuing operations, which included $0.7 million for restricted stock amortization, $0.2 million for stock option expense, and $0.2 million for stock bonuses. The company also recorded stock compensation related to discontinued operations $0.2 million in the three months ended March 31, 2008.
Restricted Stock — Serviced Based
The company grants restricted shares as employee incentives as permitted under the company’s 1997 Stock Plan, as amended and restated (“1997 Stock Plan”). In connection with the grant of restricted stock to employees, the company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. Such amount is presented as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the applicable shares. These grants vest over various periods, but typically vest over four years. For the quarter ended March 31, 2009, the company issued 572,150 shares of restricted stock with a fair value of $2.4 million and recorded cancellations of 18,100 shares for $0.2 million. For the quarter ended March 31, 2008, the company issued 333,300 shares of restricted stock with a fair value of $2.2 million and recorded cancellations of 193,863 shares for $1.8 million. For the three months ended March 31, 2009, 216,949 restricted shares vested with a value of $1.9 million. For the three months ended March 31, 2008, 243,543 restricted shares vested with a value of $1.5 million.
At March 31, 2009, total unrecognized compensation expense related to restricted stock was approximately $6.6 million, net of forfeitures to be recognized through 2013 over a weighted average period of 1.8 years.
A summary of the company’s restricted stock activity and related information follows for the three months ended March 31, 2009:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2008	853,307	$8.29
Shares awarded	572,150	4.15
Shares vested	(216,949)	8.65
Shares cancelled	(18,100)	8.78

Balance at March 31, 2009	1,190,408	$6.23
The intrinsic value of vested service-based restricted stock was as follows for the three months ended March 31:

	Three Months Ended
	March 31,
	2009	2008
Intrinsic value — service based restricted shares	$1,457	$1,470
Stock Options
The company may grant stock options to purchase the company’s common stock. The company issues stock options with exercise prices no less than the fair value of the company’s stock on the grant date. Most employee options contain gradual vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. Board of Director options vest on the first anniversary of the grant year. Stock options may be exercised at any time within ten years of the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement.
Starting in 2005, only new employees or directors received stock options for incentive purposes. Presently, new employees and directors receive only service-based restricted awards for incentive purposes. As such, the company expects that future stock option grants will be minimal.

During the three months ended March 31, 2009, the company did not issue stock options and there were no stock option exercises. During the three months ended March 31, 2009, 8,517 options were either forfeited or expired.
The company issued 93,400 options during the three months ended March 31, 2008. For the three months ended March 31, 2008, the company received $0.2 million in proceeds from the exercise of 35,238 options.
The intrinsic value of stock options exercised was as follows for the three months ended March 31:

	Three Months Ended
	March 31,
	2009	2008
Intrinsic value — stock options	$—	$10
The range of exercise prices for options outstanding and exercisable at March 31, 2009 was $6.16 to $59.00. The following table summarizes information about stock options outstanding under all stock plans at March 31, 2009:

				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted-		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$6.16	—	$7.30	245,865	5.93	$6.97	216,393	$7.04
7.40	—	7.93	248,224	4.71	7.68	240,991	7.69
7.95	—	8.62	240,620	4.62	8.24	219,214	8.21
8.63	—	9.16	348,127	6.33	9.03	289,196	9.01
9.17	—	10.25	297,817	5.76	9.80	237,676	9.83
10.46	—	10.70	257,206	5.05	10.68	255,052	10.68
10.72	—	11.55	237,770	4.87	11.14	227,770	11.15
11.60	—	11.84	435,600	4.85	11.74	435,600	11.74
12.16	—	13.30	33,400	4.39	12.82	33,400	12.82
59.00	—	59.00	7,500	0.84	59.00	7,500	59.00

$6.16	—	$59.00	2,352,129	5.26	$9.80	2,162,792	$9.88
The intrinsic value and contractual life of the options outstanding and exercisable at March 31, 2009 were as follows:

	Weighted Average
	Contractual Life	Intrinsic Value
Options Outstanding	5.26	$—
Options Exercisable	5.03	$—
The intrinsic value is based on the share price of $4.30 at March 31, 2009.

A summary of the company’s stock option activity and related information follows for the three months ended March 31, 2009:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at December 31, 2008	2,360,646	$9.80
Granted	—	—
Exercised	—	—
Expired	(6,907)	10.46
Forfeited	(1,610)	9.18

Outstanding at March 31, 2009	2,352,129	$9.80

Exercisable at March 31, 2009	2,162,792	$9.88
The fair value of each unvested option was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions during the three months ended March 31:

	March 31,	March 31,
	2009	2008
Weighted average fair value of options granted	—	$1.67

Dividend yield	—	None
Risk-free interest rate	—	3.0%
Expected volatility	—	40%
Expected life (in years)	—	2.1
There were no stock options granted during the three months ended March 31, 2009.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (“Purchase Plan”) enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is six months. During 2008, 69,402 shares were issued under the Purchase Plan. The company received proceeds of $0.2 million from the issuance of 42,350 shares under the Purchase Plan in February 2009 and received proceeds of $0.2 million from the issuance of 36,834 shares under the Purchase Plan in February 2008.
Based on the 15% discount and the fair value of the option feature of the Purchase Plan, the Purchase Plan is considered compensatory under FAS No. 123(R), “Share Based Payments”. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.
The key assumptions used in the valuation model during the three months ended March 31:

	March 31,	March 31,
	2009	2008
Dividend yield	None	None
Risk-free interest rate	0.6%	3.3%
Expected volatility	47%	41%
Expected life (in years)	0.5	0.5
The company uses a dividend yield of “None” in the valuation model for shares related to the Purchase Plan. The company has paid one cash dividend in its history which was paid in May 2008. This special dividend was a partial distribution of the proceeds received from the sale of MSG. The company does not anticipate the payment of regular dividends in the future.

Performance Shares
The company grants performance based restricted stock rights to certain executive officers. The performance shares vest upon achievement of defined performance goals such as revenue and earnings. The performance based stock rights are amortized based on the estimated achievement of the performance goals.
For the three months ended March 31, 2009, the company did not issue any performance based shares and did not record any cancellations of performance shares. During the quarter ended March 31, 2009, 10,342 performance shares vested with a value of $50. For the three months ended March 31, 2008, the company issued 25,000 shares of restricted stock with a fair value of $169. During the three months ended March 31, 2008, 5,330 performance shares vested with a value of $33.
The intrinsic value of vested performance based restricted stock was as follows for the three months ended March31:

	Three Months Ended
	March 31,
	2009	2008
Intrinsic value — performance shares	$50	$33
The following summarizes the performance share activity during the three months ended March 31, 2009:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2008	96,344	$9.47
Shares awarded	—	—
Shares vested	(10,342)	7.97
Shares cancelled	—	—

Balance at March 31, 2009	86,002	$9.65
Restricted Stock Units
The company grants restricted stock units as employee incentives as permitted under the company’s 1997 Stock Plan. The restricted stock units are time-based awards and are amortized over the vesting period. At the vesting date, the units are converted to shares of common stock. The company granted 26,350 time-based restricted stock units to employees during the three months ended March 31, 2009. These restricted stock units vest over a period of two to four years.
The following summarizes the restricted stock unit activity during the three months ended March 31, 2009:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2008	—	—
Units awarded	26,350	6.93
Shares vested	—	—
Units cancelled	—	—

Balance at March 31, 2009	26,350	$6.93
Short Term Incentive Plan
Bonuses related to the company’s Short Term Incentive Plan are paid in the company’s common stock to executives and in cash to non-executives. The shares earned under the plan are issued in the first quarter following the end of the fiscal year. In the three months ended

March 31, 2009, the company issued 90,173 shares, net of shares withheld for payment of withholding tax, for the 2008 Short Term Incentive Plan. In the three months ended March 31, 2008, the company issued 82,001 shares, net of shares withheld for payment of withholding tax, for the 2007 Short Term Incentive plan
Employee Withholding Taxes on Stock Awards
For ease in administering the issuance of stock awards, the company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. During the three months ended March 31, 2009 and March 31, 2008, the company paid $0.7 million, respectively, for withholding taxes related to stock awards.
Stock Repurchases
On November 21, 2008, the Board of Directors authorized the repurchase of shares up to a value of $5.0 million. The company repurchased 19,994 shares at an average price of $4.26 during the three months ended March 31, 2009. As of March 31, 2009, the company has $4.9 million remaining under this share repurchase program. The company repurchased 1,139,347 shares at an average price of $6.66 during the three months ended March 31, 2008.
12. Comprehensive Income
The following table provides the calculation of other comprehensive income for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended
	March 31,
	2009	2008
Net Income (loss) from continuing operations	($1,514)	$475
Foreign currency translation adjustments	(8)	51
Realized gain on investments	55	—

Comprehensive income (loss) from continuing operations	(1,467)	526
Income from discontinued operations, net of tax	—	36,693

Total comprehensive income (loss)	($1,467)	$37,219

13. Restructuring
Antenna Restructuring
During the three months ended March 31, 2009, the company terminated thirteen employees from its antenna operations in Bloomingdale, Illinois to reduce costs. The company recorded $0.2 million in restructuring charges for severance payments.
The following table summarizes the restructuring activity during 2009 and the status of the reserves at March 31, 2009:

	Accrual			Accrual
	Balance at		Cash	Balance at
	December 31,	Restructuring	Payments/	March 31,
	2008	Expense	Receipts	2009
Severance and employment related costs	$—	$154	($125)	$29

International Sales Restructuring
In November 2008, the company announced the closure of the company’s sales office in New Delhi, India. The company recorded restructuring charges of $0.1 million for severance payouts and lease obligations. The final restructuring payments were made in the first quarter 2009.

The following table summarizes the international sales restructuring activity during 2009 and the status of the reserves at March 31, 2009:

	Accrual			Accrual
	Balance at		Cash	Balance at
	December 31,	Restructuring	Payments/	March 31,
	2008	Expense	Receipts	2009
Severance and employment related costs	$59	$—	($59)	$—
Facility and car leases	6	—	(6)	—

	$65	$—	($65)	$—

Q1 2008 Restructuring
In the three months ended March 31, 2008, the company incurred expense of $0.4 million. The company recorded $0.3 million for employee severance costs related to the company’s restructuring of corporate overhead and $0.1 million for an adjustment to its UMTS restructuring reserve.
14. Short Term Borrowings
The company had no borrowings at March 31, 2009 or December 31, 2008. The company’s subsidiary in China, PCTEL (Tianjin) Electronics Company Ltd, had borrowings of ¥780,000 ($0.1 million) outstanding from July 2006 until April 2008. In April 2008, the company repaid the loan from working capital and terminated the loan agreement. The weighted average interest rate for this borrowing was 7.2% during the first quarter 2008.
15. Commitments and Contingencies
Warranty Reserve and Sales Returns
The company allows its major distributors and certain other customers to return unused product under specified terms and conditions. In accordance with FAS No. 48, “Revenue Recognition When Right of Return Exists”, the company accrues for product returns based on historical sales and return trends. The company’s allowance for sales returns was $0.2 million and $0.3 million at March 31, 2009 and December 31, 2008, respectively.
The company offers repair and replacement warranties of primarily two years for antennas products and one year for scanners and receivers. The company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.2 million at March 31, 2009 and December 31, 2008, respectively and is included in other accrued liabilities.
Changes in the warranty reserves during the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Beginning balance	$193	$193
Additions (deductions), net	—	—
Consumption of reserves	(8)	(30)

Ending balance	$185	$163

Legal Proceedings
Litigation with Wider Networks LLC
On March 13, 2009, in the United States District Court for the District of Maryland Greenbelt Division, the company filed a lawsuit against Wider Networks, LLC alleging patent infringement, unfair competition and false advertising. In this matter, the company seeks a number of remedies including equitable relief in the form of injunctive relief and other remedies and monetary relief in the form of damages for false and fraudulent advertising, unfair competition and other damages and relief as allowed pursuant to federal and Maryland law. It is the company’s policy to protect its intellectual property and, the company intends to vigorously prosecute the action. However, as the litigation is in its early stages, the company is unable to predict the outcome at this time.
16. Income Taxes
For the three months ended March 31, 2009, the company recorded an income tax benefit of $0.7 million for continuing operations. This tax expense represents a projected effective rate of 32.3%. The tax rate for the three months ended March 31, 2009 differs from the statutory rate of 35% primarily because of permanent tax differences and valuation allowances.
The tax rate of 60.8% for the three months ended March 31, 2008 differed from the statutory rate of 35% because of permanent tax differences, valuation allowances for certain temporary tax differences, and the recognition of tax expense net of foreign tax credits related to expected repatriation of foreign source income. During the three months ended March 31, 2008, the company recognized $1.2 million of tax benefits in additional paid in capital related to equity compensation benefits.
Significant management judgment is required to assess the likelihood that the company’s deferred tax assets will be recovered from future taxable income. The company maintains a valuation allowance of $1.2 million against deferred tax assets because of uncertainties regarding whether they will be realized.
FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”) clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by us on our tax returns and was adopted effective January 1, 2007. The company’s gross unrecognized tax benefit was $0.9 million at March 31, 2009 and December 31, 2008.
The company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The company’s federal and state income tax years, with limited exceptions, are closed through 2004. The company does not believe that any of its tax positions will significantly change within the next twelve months.
The company classifies interest and penalties associated with the uncertain tax positions as a component of income tax expense. There were no interest or penalties related to income taxes recorded in the condensed consolidated financial statements.
17. Customer and Geographic Information
The company’s revenues to customers outside of the United States, as a percent of total revenues for the three months ended March 31, 2009 and 2008, are as follows:

	Three Months Ended
	March 31,
Region	2009	2008
Europe, Middle East, & Africa	24%	32%
Asia Pacific	20%	5%
Other Americas	7%	3%

Total Foreign sales	51%	40%
Revenue from the company’s major customers representing 10% or more of total revenues for the three months ended March 31, 2009 and 2008, are as follows:

	Three Months Ended
	March 31,
Customer	2009	2008
Comtec EF Data	1%	11%
Ericsson AB	10%	16%

18. Benefit Plans
401(k) Plan
The 401(k) plan covers all of the domestic employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k) plan. The company made employer contributions of $146 and $140 to the 401(k) plan for the three months ended March 31, 2009 and 2008, respectively.
Foreign Employee Benefit Plans
The company contributes to various retirement plans for foreign employees. The company made contributions of approximately $14 and $20 to these plans for the three months ended March 31, 2009 and 2008, respectively.
Executive Deferred Compensation Plan
The company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses with a minimum of $1,500. In addition, the company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. At the March 31, 2009, the deferred compensation obligation of $0.6 million was included in Long-Term Accrued Liabilities in the condensed consolidated balance sheets. The company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Assets.

19. Stockholders’ Equity
The following table is a summary of the activity in stockholders’ equity during the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Number of common shares outstanding:
Balance at beginning of period	18,236	21,917
Common stock repurchases	(20)	(1,139)
Stock-based compensation	621	173

Balance at end of period	18,837	20,951

Common stock:
Balance at beginning of period	$18	$22
Common stock repurchases	—	(1)
Stock-based compensation	1	—

Balance at end of period	$19	$21

Additional paid-in capital:
Balance at beginning of period	$137,930	$165,108
Stock-based compensation	113	1,062
Common stock repurchases	(85)	(7,592)
Tax benefit from shares issued under equity-based compensation plans	—	1,238

Balance at end of period	$137,958	$159,816

Accumulated deficit:
Balance at beginning of period	$(12,639)	$(40,640)
Net income (loss)	(1,514)	37,168

Balance at end of period	$(14,153)	$(3,472)

Accumulated other comprehensive income:
Balance at beginning of period	$9	$77
Foreign translation	(8)	51
Realized gain on investments	55	—

Balance at end of period	$56	$128

Total stockholders’ equity	$123,880	$156,493

20. Subsequent Event
The Wi-Sys manufacturing and engineering functions will be moved to the company’s Bloomingdale location as part of the integration and restructuring of the Wi-Sys operations. During the second quarter 2009, the company will complete the integration and will incur restructuring related expenses for employee severance, lease termination, and other shut down costs. The estimate of the company’s restructuring costs for Wi-Sys is between $0.2 million and $0.3 million.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the financial statements for the year ended December 31, 2008 contained in our Form 10-K filed on March 16, 2009. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar import. Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements.
Introduction
PCTEL focuses on wireless broadband technology related to propagation and optimization. We design and develop innovative antennas that extend the reach of broadband and other wireless networks and that simplify the implementation of those networks. Our antenna solutions support public safety applications, unlicensed and licensed wireless broadband, fleet management, network timing, and other global positioning systems (“GPS”) applications. We provide highly specialized software-defined radios that facilitate the design and optimization of broadband wireless networks. Our portfolio of scanning receivers and interference management solutions are used to measure, monitor and optimize cellular networks. We supply our products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, Value Added Resellers (“VARs”) and other Original Equipment Manufacturers (“OEMs”). We maintain expertise in several technology areas. These include digital signal processing (“DSP”) chipset programming, radio frequency, software engineering, mobile, antenna design and manufacture, mechanical engineering, product quality and testing, advanced algorithm development, and cellular engineering.
Growth in product revenue is dependent both on gaining further revenue traction in the existing product portfolio as well as further acquisitions to support the wireless initiatives. Revenue growth for antenna products is correlated to emerging wireless applications in broadband wireless, in-building wireless, wireless Internet service providers, GPS and Mobile SATCOM. Land mobile radio (“LMR”), private mobile radio (“PMR”), digital private mobile radio (“DPMR”), and on-glass mobile antenna applications represent mature markets. Our newest products address Worldwide Interoperability for Microwave Access (“WiMAX”) standards and applications. Revenue for scanning receivers is tied to the deployment of new wireless technology, such as 2.5G and 3G, and the need for existing wireless networks to be tuned and reconfigured on a regular basis.
On January 5, 2009, we acquired all of the outstanding share capital of Wi-Sys Communications Inc. (“Wi-Sys”). Wi-Sys is based in Ottawa, Canada and manufactures products for GPS, terrestrial and satellite communication systems, including programmable GPS receivers and high performance antennas. The Wi-Sys product line augments our GPG antenna product line. The company intends on fully integrating Wi-Sys into its antenna product operations during 2009. The integration will include a restructuring of the Wi-Sys operations during the second quarter 2009. The manufacturing and engineering functions will be moved to our Bloomingdale location in the second quarter 2009. Also in the second quarter 2009, we will incur restructuring related expenses for employee severance, lease termination, and other shut down costs.
On March 14, 2008, we acquired certain assets of Bluewave Antenna Systems, Ltd (“Bluewave”). The Bluewave product line augments our LMR antenna product line.
On October 9, 2008, we sold four of our antenna product families to Sigma Wireless Technology Ltd, a Scotland based company (“SWTS”). The four antenna product families represent the remaining antenna products from our acquisition of Sigma Wireless Technology Limited (“Sigma”) in 2005. Sigma and SWTS are not related.
On January 4, 2008, we sold our Mobility Solutions Group (“MSG”) to Smith Micro Software, Inc. (NASDAQ: SMSI) (“Smith Micro”). MSG produced mobility software products for WiFi, Cellular, IP Multimedia Subsystem (“IMS”), and wired applications. The financial results for MSG are presented in the financial statements as discontinued operations.
We also have a reporting unit that licenses an intellectual property portfolio in the area of analog modem technology. As of the second quarter 2009, the revenues and cash flows associated with this reporting unit will be substantially complete. In 2009 and for comparable periods this reporting unit does not meet the quantitative threshold requirements of a reportable segement in accordance with FAS 131. As such, the results for licensing for all periods presented are aggregated with the rest of the company.

Current Economic Environment
We believe the current economic conditions have reduced spending by consumers and businesses in markets into which we sell our products in response to tighter credit, negative financial news and the continued uncertainty of the global economy. Consequently, the global demand for our products has also decreased. This decrease in demand is having a negative impact on our revenues, results of operations, and overall business. It is uncertain how long the current economic conditions will last or how quickly any subsequent economic recovery will occur. If the economy or markets into which we sell our products continue to slow or any subsequent economic recovery is slow to occur, our business, financial condition and results of operations could be further materially and adversely affected.
Results of Operations
Three Months Ended March 31, 2009 and 2008
Revenues

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Revenue	$14,139	$18,300
Percent change from year ago period	(22.7%)	10.1%
Revenues decreased 22.7% in the three months ended March 31, 2009 compared to the same period in 2008 as both scanning receiver and antenna product lines experienced declines. In the three months ended March 31, 2009 versus the prior year, approximately 20% of the decline is attributable to antennas and approximately 3% of the decline is attributable to scanning receivers. Antenna revenues were lower in our distribution and OEM channels, reflecting declines in LMR and U.S. defense-related revenues. Scanning receiver revenue was lower due to reduced capital expenditures levels worldwide.
Gross Profit

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Gross profit	$6,671	$8,766
Percentage of revenue	47.2%	47.9%
Percent of revenue change from year ago period	(0.7%)	3.2%
The gross margin of 47.2% in the three months ended March 31, 2009 was approximately 0.7% lower than the comparable period in fiscal 2008. Antennas contributed 0.6% of the margin percentage decrease and scanning receivers contributed 0.1% of the margin percentage decrease in the three months ended March 31, 2009. In the first quarter 2009, a higher mix of scanning receiver revenues offset costs of lower volume over our fixed costs.
Research and Development

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Research and development	$2,688	$2,186
Percentage of revenues	19.0%	11.9%
Percent change from year ago period	23.0%	(15.2%)
Research and development expenses increased approximately $0.5 million for the three months ended March 31, 2009 compared to the comparable period in 2008. Expenses were higher than the prior year because we invested in the development of new scanning receivers and due to the acquisition of certain assets of Bluewave in March 2008 and Wi-Sys in January 2009.

Sales and Marketing

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Sales and marketing	$2,083	$2,763
Percentage of revenues	14.7%	15.1%
Percent change from year ago period	(24.6%)	0.9%
Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.
Sales and marketing expenses decreased approximately $0.7 million for the three months ended March 31, 2009 compared to the same period in fiscal 2008. This decrease was due to the headcount reductions in several unproductive international sales offices and due to lower commissions to sales people and manufacturers representatives. The headcount reductions occurred in the third and fourth quarters of 2008.
General and Administrative

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
General and administrative	$2,553	$2,772
Percentage of revenues	18.1%	15.1%
Percent change from year ago period	(7.9%)	(19.5%)
General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.
General and administrative expenses decreased approximately $0.2 million for the three months ended March 31, 2009 compared to the same period in fiscal 2008. The expense decrease is due to lower stock compensation expense for employees in general and administrative functions.
Amortization of Intangible Assets

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Amortization of other intangible assets	$553	$440
Percentage of revenues	3.9%	2.4%
Amortization increased approximately $0.1 million in the three months ended March 31, 2009 compared to the same period in 2008 due to the intangible amortization from the acquisitions of Bluewave in March 2008 and Wi-Sys in January 2009.
Restructuring Charges

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Restructuring charges	$154	$377
Percentage of revenues	1.1%	2.1%
During the three months ended March 31, 2009, we eliminated headcount to lower costs in our antenna operations. We incurred restructuring charges of approximately $0.2 million related to employee severance costs.
During the three months ended March 31, 2008, we streamlined our corporate overhead structure to reduce general and administrative expenses. We incurred charges of approximately $0.3 million related to employee severance costs related to the reduction of corporate overhead.

Impairment of Goodwill

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Impairment of goodwill	$1,262	$0
Percentage of revenues	8.9%	—
In March 2009, we recorded goodwill impairment of $1.3 million in accordance with FAS 142. This amount represented the remaining $0.4 million of goodwill for Licensing and the $0.9 million in goodwill recorded with the Wi-Sys acquisition in January 2009. We tested our goodwill for impairment because our market capitalization was below our carrying value at March 31, 2009. We considered this market capitalization deficit as a triggering event in accordance with FAS 142.
Gain on sale of assets and related royalties

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Gain on sale of assets and related royalties	$200	$200
Percentage of revenues	1.4%	1.1%
All royalty amounts represent royalties from Conexant. Payments under the royalty agreement with Conexant run through June 30, 2009.
Other Income, Net

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Other income, net	$165	$784
Percentage of revenues	1.2%	4.3%
Other income, net consists primarily of interest income and foreign exchange gains and losses. Other income, net decreased in the three months ended March 31, 2009 compared to the comparable period in 2008 due to lower interest income and lower foreign exchange gains. For the three months ended March 31, 2009 and 2008, interest income was $0.2 million and $0.6 million, respectively. Interest income decreased due to lower cash balances in the first quarter 2009 compared to the first quarter 2008 and because of lower interest rates. The cash balance during the first quarter 2008 includes the proceeds from the sale of MSG. We subsequently used a portion of the cash for a cash dividend and for repurchases of our common stock. In the three months ended March 31, 2009 and 2008, we recorded foreign exchange gains (losses) of $(30) and $166, respectively.
Provision (Benefit) for Income Taxes

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Provision (benefit) for income taxes	$(723)	$737
Effective tax rate	32.3%	60.8%
The tax rate for the three months ended March 31, 2009 differs from the statutory rate of 35% because of permanent differences and valuation allowances for certain temporary differences.
The tax rate for the three months ended March 31, 2008 differs from the statutory rate of 35% because of permanent differences, valuation allowances for certain temporary differences, and due to the recognition of tax expense net of foreign tax credits related to expected repatriation of foreign source income.
We maintain valuation allowances due to uncertainties regarding realizability. The $1.2 million valuation allowance at March 31, 2009 relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.
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
Discontinued operations

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Net income from discontinued operations	$0	$36,693
We had no activity related to discontinued operations in the three months ended March 31, 2009 and we do not anticipate any activity in discontinued operations in 2009. Discontinued operations for the three months ended March 31, 2008 included the gain on the sale of MSG of $60.3 million in addition to net loss from operations of $0.3 million and income tax expense of $23.3 million.
Stock-based compensation expense
In the three months ended March 31, 2009, we recognized stock-based compensation expense of $0.8 million in the condensed consolidated statements of operations for continuing operations, which included $0.7 million of restricted stock and $0.1 million for stock options and stock bonuses. Total stock compensation expense for continuing operations for the three months ended March 31, 2008 was $1.1 million, which included $0.7 million for restricted stock amortization, $0.2 million for stock option expense, and $0.2 million for stock bonuses.
The following table summarizes the stock-based compensation expense by income statement line item for the three months ended March 31, 2009 and March 31, 2008, respectively:

	Three Months Ended
	March 31,
	2009	2008
Cost of revenues	$112	$92
Research and development	139	154
Sales and marketing	137	154
General and administrative	430	748

Total continuing operations	818	1,148
Discontinued operations	—	187

Total	$818	$1,335

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2009	2008
Net (loss) income from continuing operations	$(1,514)	$475
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	2,169	756
Changes in operating assets and liabilities	694	740

Net cash provided by operating activities	1,349	1,971
Net cash provided by (used in) investing activities	(10,388)	8,981
Net cash provided by (used in) financing activities	116	(5,931)
Net cash provided by discontinued operations	$—	$61,343

Cash and cash equivalents at end of period	$35,891	$93,047
Short-term investments at end of quarter	27,010	9,931
Long-term investments at end of quarter	14,319	15,432
Short-term borrowings at end of quarter	—	111
Working capital at the end of quarter	$82,015	$99,632
Liquidity and Capital Resources Overview
At March 31, 2009, our cash and investments were approximately $77.2 million and we had working capital of $82.0 million. The decrease in cash and investments of $0.6 million at March 31, 2009 compared to December 31, 2008 is due to the acquisition of Wi-Sys ($2.3 million), offset by positive cash flow from operations.
Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. Due to our lower revenues in the first quarter 2009 and related balance sheet contraction, we were a net generator of funds from our balance sheet during the first quarter of 2009.
Within investing activities, capital spending historically ranges between 3% and 5% of our revenues. The primary use of capital is for manufacturing and development engineering requirements. We historically have significant transfers between investments and cash as we rotate our large cash and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balance from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.
Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through our Purchase Plan and used funds to repurchase shares of our common stock through our share repurchase programs. The result of this activity being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year. Due to our historically low stock price, there was no cash received from the exercise of stock options in the three months ended March 31, 2009.
Operating Activities:
Operating activities provided $1.3 million of net cash during the three months ended March 31, 2009 primarily due to a net contraction in the balance sheet. Reduction in accounts receivables provided $4.4 million in funds. The net receivable reduction was attributable to receivable collections and a $4.1 million decrease in revenues during the three months ended March 31, 2009 compared to the previous quarter. Payments of accounts payable and accrued liabilities used $1.5 million and $1.7 million of cash, respectively. Our accrued liabilities declined due to payment of year end 2008 bonuses and commissions. Accounts payable were lower due at March 31, 2009 compared to December 31, 2008 because we reduced our inventory purchases due to the decline in revenues.
Operating activities provided $2.0 million of net cash during the three months ended March 31, 2008. In the three months ended March 31,

2008, the income statement was a net generator of cash of $1.2 million of funds through net income, depreciation, amortization, stock compensation and restructuring. The balance sheet provided $0.7 million in funds during the three months ended March 31, 2008. The collection of receivables provided $3.3 million in funds, offsetting $3.0 million use of funds for payment of accrued liabilities. The receivable collections included $1.9 million of MSG accounts receivables from December 31, 2007 that were retained by us.
Investing Activities:
Our investing activities used $10.4 million of cash in the three months ended March 31, 2009. We rotated $10.6 million of cash into short and long term investments. We also used $2.3 million for the acquisition of Wi-Sys in January 2009. Redemptions of short-term investments from our shares in the Bank of America affiliated fund, the Columbia Strategic Cash Portfolio (“CSCP”) provided $2.5 million during the three months ended March 31, 2009.
In December 2007, we received notification that the CSCP, in which we had invested $38.9 million as of December 31, 2007, was being closed to new subscriptions or redemptions, resulting in our inability to immediately redeem our investments for cash. The fair value of our investment in this fund was based on the net asset value of the fund, and was classified as “Short-Term Investments” on our Consolidated Balance Sheet. At March 31, 2009, the fair value of our investment in this fund was $6.2 million and we classified approximately $3.6 million of the CSCP investment as short-term investment securities and approximately $2.6 million as long-term investment securities at March 31, 2009. We expect the liquidation of the long-term investment portion could take years to complete.
Our investing activities provided $9.0 million of cash in the three months ended March 31, 2008 primarily due to $13.1 million in cash redemptions of short-term investments from the CSCP. We also used $3.9 million for the asset purchase of Bluewave and $0.4 million for capital expenditures during the three months ended March 31, 2008.
Financing Activities:
Cash flow from financing activities provided $0.1 million for the three months ended March 31, 2009. Shares purchased through the Purchase Plan contributed $0.2 million and we used $0.1 million to repurchase our common stock under share repurchase programs.
Cash flow from financing activities consumed $5.9 million for the three months ended March 31, 2008. We used $7.6 million to repurchase our common stock under share repurchase programs. Tax benefits from stock compensation and proceeds from the sale of common stock related to stock option exercises and shares purchased through the Purchase Plan contributed $1.7 million for the three months ended March 31, 2008.
Discontinued Operations:
Discontinued operations provided $61.3 million during the three months ended March 31, 2008. This was a result of the gain related to the sale to Smith Micro of substantially all of the assets of MSG for total cash consideration of $59.7 million.
Contractual Obligations and Commercial Commitments
As of March 31, 2009, we had operating lease obligations of approximately $2.2 million through 2014. Operating lease obligations consist of $2.0 for facility lease obligations and $0.2 million for equipment leases. During the first quarter 2009, we extended our lease until March 2012 for our Tianjin, China facility. With our acquisition of Wi-Sys, we assumed a facility lease in Ottawa, Canada that expires in September 2009. As part of the integration activities, we will consolidate the Wi-Sys operations in our Bloomingdale, Illinois facility, and exit the Ottawa facility.
As of March 31, 2009, we had purchase obligations of $4.7 million for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.
At March 31, 2009 we have a liability related to FIN 48 of $0.6 million. We do not know when this obligation will be paid.
Critical Accounting Policies and Estimates
We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008. There have been no material changes in any of our critical accounting policies since

December 31, 2008. See Note 1 in the Notes to the Condensed Consolidated Financial Statements for discussion on recent accounting pronouncements.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
See our 2008 Annual Report on Form 10-K (Item 7A). As of March 31, 2009, there have been no material changes in this information.
Item 4: Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II Other Information
Item 1: Legal Proceedings
Litigation with Wider Networks LLC
On March 13, 2009, in the United States District Court for the District of Maryland Greenbelt Division, we filed a lawsuit against Wider Networks, LLC alleging patent infringement, unfair competition and false advertising. In this matter, we seek a number of remedies including equitable relief in the form of injunctive relief and other remedies and monetary relief in the form of damages for false and fraudulent advertising, unfair competition and other damages and relief as allowed pursuant to federal and Maryland law. It is our policy to protect our intellectual property and, we intend to vigorously prosecute the action. However, as the litigation is in its early stages, we are unable to predict the outcome at this time.
Item 1A: Risk Factors
Factors That May Affect Our Business, Financial Condition and Future Operating Results
There have been no material changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

			Total Number of	Dollar Value
	Shares Purchased		Shares Repurchased	of Shares That May
	Total Number	Average Price	as Part of Publicly	be Purchased
	of Shares	Paid per Share	Announced Program	Under the Programs
January 1, 2009 - January 31, 2009	—	—	—	$5,000,000
February 1, 2009 - February 28, 2009	—	—	—	$5,000,000
March 1, 2009 - March 31, 2009	19,994	$4.26	19,994	$4,914,848
We repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. All share repurchase programs are announced publicly. On November 21, 2008, the Board of Directors authorized the repurchase of shares up to a value of $5.0 million. During the three months ended March 31, 2009, we repurchased 19,994 shares for approximately $0.1 million. As of March 31,

2009, we have approximately $4.9 million remaining under this share repurchase program. In 2008, we repurchased a total of 4,022,616 shares for approximately $34.2 million.
Item 6: Exhibits

Exhibit No.	Description	Reference
2.9	Share Purchase Agreement dated January 5, 2009, by and between PCTEL, Inc., Gyles Panther and Linda Panther.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K on January 6, 2009.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Setion 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
A Delaware Corporation
(Registrant)

/s/ Martin H. Singer
Martin H. Singer
Chairman of the Board and Chief Executive Officer
Date: May 11, 2009