Form 10-Q
period 2009-06-30
PC TEL INC
filed 2009-08-10
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,775,552 as of August 1, 2009

PCTEL, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2009

PCTEL Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands except per share amounts)

	June 30,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$40,189	$44,766
Short-term investment securities	27,768	17,835
Accounts receivable, net of allowance for doubtful accounts of $123 and $121 at June 30, 2009 and December 31, 2008, respectively	9,777	14,047
Inventories, net	9,314	10,351
Deferred tax assets, net	1,148	1,148
Prepaid expenses and other assets	2,716	2,575

Total current assets	90,912	90,722

Property and equipment, net	12,228	12,825
Long-term investment securities	11,492	15,258
Goodwill	—	384
Other intangible assets, net	4,919	5,240
Deferred tax assets, net	9,953	10,151
Other noncurrent assets	795	926

TOTAL ASSETS	$130,299	$135,506

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,378	$2,478
Accrued liabilities	4,123	6,198

Total current liabilities	5,501	8,676

Long-term liabilities	1,597	1,512

Total liabilities	7,098	10,188

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,761,052 and 18,236,236 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	19	18
Additional paid-in capital	138,580	137,930
Accumulated deficit	(15,720)	(12,639)
Accumulated other comprehensive income	322	9

Total stockholders’ equity	123,201	125,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,299	$135,506

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
CONTINUING OPERATIONS
REVENUES	$13,368	$20,274	$27,507	$38,574
COST OF REVENUES	7,310	10,566	14,778	20,099

GROSS PROFIT	6,058	9,708	12,729	18,475

OPERATING EXPENSES:
Research and development	2,649	2,609	5,337	4,795
Sales and marketing	1,914	2,874	3,996	5,637
General and administrative	2,543	2,981	5,076	5,753
Amortization of other intangible assets	553	552	1,106	992
Restructuring charges	340	(13)	493	364
Impairment of goodwill	—	—	1,262	—
Loss on sale of product lines and related note receivable	454	—	454	—
Gain on sale of assets and related royalties	(200)	(200)	(400)	(400)

Total operating expenses	8,253	8,803	17,324	17,141

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,195)	905	(4,595)	1,334
Other income, net	201	652	366	1,437

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(1,994)	1,557	(4,229)	2,771
Provision (benefit) for income taxes	(425)	1,027	(1,148)	1,764

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,569)	530	(3,081)	1,007

DISCONTINUED OPERATIONS
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PROVISION	—	187	—	36,878

NET INCOME (LOSS)	($1,569)	$717	($3,081)	$37,885

Basic Earnings per Share:
Income (Loss) from Continuing Operations	($0.09)	$0.03	($0.18)	$0.05
Income from Discontinued Operations	$0.00	$0.01	$0.00	$1.87
Net Income (Loss)	($0.09)	$0.04	($0.18)	$1.92

Diluted Earnings per Share:
Income (Loss) from Continuing Operations	($0.09)	$0.03	($0.18)	$0.05
Income from Discontinued Operations	$0.00	$0.01	$0.00	$1.86
Net Income (Loss)	($0.09)	$0.04	($0.18)	$1.91

Weighted average shares — Basic	17,616	19,089	17,583	19,762
Weighted average shares — Diluted	17,616	19,413	17,583	19,862
The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating Activities:
Net (loss) income	$(3,081)	$37,885
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	—	(36,878)
Depreciation and amortization	2,209	1,915
Impairment charge	1,262	—
Amortization of stock based compensation	1,967	2,562
Loss from investments	—	461
Gain on sale of assets and related royalties	(400)	(400)
(Gain) loss on disposal/sale of property and equipment	17	(2)
Restructuring costs	166	(1,239)
Loss on sale of product lines and related note receivable	454	—
Payment of withholding tax on stock based compensation	(746)	(729)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,589	2,583
Inventories	1,331	35
Prepaid expenses and other assets	(372)	709
Accounts payable	(1,238)	1,013
Income taxes payable	(347)	134
Other accrued liabilities	(1,994)	(1,484)
Deferred tax assets	199	—
Deferred revenue	(30)	(13)

Net cash provided by operating activities	3,986	6,552

Investing Activities:
Capital expenditures	(466)	(938)
Proceeds from disposal of property and equipment	—	5
Purchase of investments	(13,687)	(6,475)
Redemptions/maturities of short-term investments	7,810	18,475
Proceeds on sale of assets and related royalties	400	400
Purchase of assets/businesses, net of cash acquired	(2,260)	(3,930)

Net cash (used in) provided by investing activities	(8,203)	7,537

Financing Activities:
Proceeds from issuance of common stock	200	712
Payments for repurchase of common stock	(578)	(24,625)
Tax benefit from stock option exercises	—	1,508
Cash dividend	—	(10,294)
Repayments of short-term borrowings	—	(111)

Net cash used in financing activities	(378)	(32,810)

Cash flows from discontinued operations:
Net cash used in operating activities	—	(105)
Net cash provided by investing activities	—	50,358
Net cash provided by financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(4,595)	31,532
Effect of exchange rate changes on cash	18	(6)
Cash and cash equivalents, beginning of year	44,766	26,632

Cash and Cash Equivalents, End of Period	$40,189	$58,158

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended June 30, 2009
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2008.
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
On January 5, 2009, the company acquired all of the outstanding share capital of Wi-Sys Communications Inc. (“Wi-Sys”), a Canadian manufacturer of products for GPS, terrestrial and satellite communication systems, including programmable GPS receivers and high performance antennas. During the second quarter 2009, the company exited the Canadian facility and fully integrated the Wi-Sys product lines into the company’s antenna product operations in Bloomingdale, Illinois. During the three months ended June 30, 2009, the company incurred a restructuring charge of $0.2 million for employee severance, lease termination costs, and disposition of assets.
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
The company also has a reporting unit that licenses an intellectual property portfolio in the area of analog modem technology. As of June 30, 2009, the revenues and cash flows associated with this reporting unit are substantially complete. Based on the financial information for 2009 and for comparable periods, this reporting unit does not meet the quantitative threshold requirements of a reportable segment in accordance with Statement of Financial Accounting Standard (“FAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“FAS 131”). As such, the results for licensing are aggregated with the rest of the company.
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
Basis of Consolidation and Foreign Currency Translation
The condensed consolidated balance sheet as of June 30, 2009 and the condensed consolidated statements of operations and cash flows for the three months and six months ended June 30, 2009 and 2008 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.
The condensed consolidated financial statements include the accounts of the company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The unaudited interim condensed consolidated financial statements of the company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United

States of America have been condensed or omitted. The significant accounting policies followed by the company are set forth within the company’s Annual Report on Form 10-K for the year ended December 31, 2008. There were no changes in the company’s significant accounting policies during the three months and six months ended June 30, 2009. In addition, the company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2008 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the 2008 Form 10-K.
The company is exposed to foreign currency fluctuations due to our foreign operations and international sales. The functional currency for the company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income (loss). Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net were ($4) and ($34) for the three months and six months ended June 30, 2009 respectively. Net foreign exchange gains resulting from foreign currency transactions included in other income, net were $52 and $218 for the three months and six months ended June 30, 2008, respectively
2. Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162)” (“The Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in FAS 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company will adopt this Statement for its quarter ending September 30, 2009. There will be no change to the company’s consolidated financial statements due to the implementation of this Statement.
In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets — An Amendment of FASB Statement No. 140” (“FAS 166”) which will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains risk related to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. FAS 166 is effective for fiscal years beginning after November 15, 2009. The company does not expect the adoption of FAS 166 to have a material impact on the consolidated financial statements
In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 amends FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. SFAS No. 167 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the Company in the first quarter of 2010. The company does not expect the adoption of FAS 167 to have a material impact on the consolidated financial statements
In May 2009, the FASB issued SFAS No. 165, (“Subsequent Events‘) (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the company in the second quarter 2009. The adoption of FAS 165 did not have a material effect on the condensed consolidated financial statements. In accordance with FAS 165, the company reviewed for subsequent events through August 7, 2009.
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and was adopted by the company in the second quarter 2009. The adoption FSP 157-4 did not have a material effect on the condensed consolidated financial statements.
In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“FAS 107”), to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS 107. FSP 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, and was adopted by the company in the second quarter 2009. The adoption FAS 107-1 and APB 28-1 did not have a material effect on the condensed consolidated financial statements.
In April 2009, the FASB issued FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, and was adopted by the company in the second quarter 2009. The adoption FAS 115-2 and FAS 124-2 did not have a material effect on the condensed consolidated financial statements.
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
3. Balance Sheet Data
Cash and Cash equivalents
At June 30, 2009, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At June 30, 2009 and December 31, 2008, the company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The company restricts its investments in money market funds to those invested 100% in either short term U.S. Government Agency securities, or bank repurchase agreements collateralized by the these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). Approximately $24.3 million and $38.9 million of the company’s cash and cash equivalents were insured through the Treasury Guarantee Program at June 30, 2009 and at December 31, 2008, respectively.
The company had cash equivalents in foreign bank accounts of $2.0 million and $1.8 million at June 30, 2009 and December 31, 2008, respectively.

Investments
At June 30, 2009 and December 31, 2008, the company’s short-term and long-term investments consisted of pre-refunded municipal bonds, U.S. Government Agency bonds, AA rated corporate bonds, and shares in a Bank of America affiliated fund, the Columbia Strategic Cash Portfolio (“CSCP”),
CSCP
At June 30, 2009, the company’s shares of the CSCP had a recorded value of approximately $5.6 million. The CSCP is an enhanced cash money market fund that has been negatively impacted by the turmoil in the credit markets. This investment is classified as available for sale and is carried at fair value. In December 2007, the CSCP was closed to new subscriptions and redemptions, and changed its method of valuing shares from the amortized cost method to the market value of the underlying securities of the fund. The CSCP manager is in the process of liquidating the fund and returning cash to the shareholders. During the six months ended June 30, 2009, the company received share redemption payments of approximately $3.3 million, and recorded in comprehensive income unrealized gains of $0.3 million, in net asset value from the CSCP marking the underlying assets of the fund to market. Starting in December 2007 and through June 30, 2009, the company has recorded cumulative losses on its CSCP investment of $2.6 million. At June 30, 2009, approximately $1.7 million of these losses had been realized through share liquidation payments and approximately $0.9 million remains unrealized. Future impairment charges may result until the fund is fully liquidated, depending on market conditions.
The CSCP fund manager provides a report of the CSCP fund share net asset value to shareholders on a daily basis, a report of the CSCP underlying securities holdings on a monthly basis, and a report of the liquidation status on a monthly basis. The CSCP fund shares are not tradable. In order to determine the fund’s net asset value, the CSCP fund manager utilizes a combination of unadjusted quoted prices in active markets for identical assets (Level 1 inputs), unadjusted quoted prices for identical or similar assets in both active and inactive markets (Level 2 inputs), and unobservable inputs for distressed assets (Level 3 inputs). They do not disclose the amount of net asset value attributable to each level. The net asset value per fund share provided by the CSCP fund manager is used by management as the basis for its determination of fair value of the CSCP fund shares. The company classifies that input in its entirety at the lowest level of the inputs used by the CSCP fund manager (Level 3). Based on the total assets in the fund, the underlying assets of the $5.6 million investment in the fund at June 30, 2009 consist of approximately $1.3 million of cash and accrued interest and $4.3 million of asset backed securities primarily in the areas of residential mortgages, credit card debt, and auto loans. At June 30, 2009, approximately 95% of the CSCP holdings were in cash, accrued interest and securities with an S&P rating of A or better. Five percent of the fund’s holdings are comprised of securities with S&P ratings of lower than A or were not rated.
Based on the continued illiquidity of the commercial paper market, management believes that the most accurate estimate of the CSCP liquidation schedule is found in the weighted average lives of the CSCP fund’s underlying securities, adjusted for an allowance for the historical accuracy of the weighted average lives. Based on that methodology, the company classified approximately $3.9 million of the CSCP investment as short-term investment securities and approximately $1.7 million as long-term investment securities in the condensed consolidated balance sheets at June 30, 2009. The company expects the liquidation of the long-term investment portion could take years to complete.
Bonds
The company has invested $31.6 million in pre-refunded municipal bonds and U.S. Government Agency bonds and $2.1 million of AA rated corporate bonds. The income and principal from the pre-refunded bonds is secured by an irrevocable trust of U.S Treasury securities. The bonds classified as short-term investments have original maturities greater than 90 days and mature in less than one year. The company classified $9.8 million as long-term investment securities because the original maturities were greater than one year. Of this total, $5.2 million mature in 2010 and $4.6 million mature in 2011. The bonds are classified as held to maturity and are carried at amortized cost. At June 30, 2009, approximately 23% of the company’s bonds were protected by bond default insurance.

Cash equivalents and investments consist of the following:

	June 30,	December 31,
	2009	2008
Cash and cash equivalents	$40,189	$44,766

Bonds:
Short-term	23,816	13,600
Long-term	9,836	10,930

Available for sale securities:
Short-term	3,952	4,235
Long-term	1,656	4,328

Total	$79,449	$77,859

The financial assets are measured for fair value on a recurring basis. The fair value measurements of the financial assets at June 30, 2009 were as follows:

	Quoted at Prices	Signficant Other
	in Active Markets	Unobservable
	for Identical Assets	Inputs
	(Level 1)	(Level 3)	Total
Cash equivalents	$38,423	$—	$38,423

Bonds:
Short-term	23,922	—	23,922
Long-term	9,973	—	9,973

Available for sale securities:
Short-term	—	3,952	3,952
Long-term	—	1,656	1,656

Total	$72,318	$5,608	$77,926

The bonds and cash equivalents are carried at amortized cost on the company’s condensed consolidated balance sheets.
The activity related to the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows for the six months ended June 30, 2009:

	Short-term	Long-term	Total
	investment	investment	investment
	securities	securities	securities
Balance at December 31, 2008	$4,235	$4,328	$8,563
Redemptions	(3,281)	—	(3,281)
Unrealized gain on investments	289	—	289
Realized gain on investments	37	—	37
Reclassifications	2,672	(2,672)	—

Balance at June 30, 2009	$3,952	$1,656	$5,608

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at invoiced amount and the standard terms are net 30 days. The company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required. The company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The company’s allowance for doubtful accounts was $0.1 million at June 30, 2009 and December 31, 2008, respectively. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.
Unbilled receivables were $0.2 million and $0.1 million at June 30, 2009 and December 31, 2008, respectively.
Inventories
Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories as of June 30, 2009 and December 31, 2008 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The company had consigned inventory of $0.7 million and $0.9 million at June 30, 2009 and December 31, 2008, respectively. The company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. As of June 30, 2009 and December 31, 2008, the allowance for inventory losses was $1.3 million and $1.0 million, respectively.
Inventories consisted of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Raw materials	$6,908	$7,650
Work in process	469	377
Finished goods	1,937	2,324

Inventories, net	$9,314	$10,351

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
Property and equipment consists of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Building	$6,193	$6,193
Land	1,770	1,770
Computers and office equipment	3,696	3,545
Manufacturing and test equipment	6,805	6,573
Furniture and fixtures	1,174	1,176
Leasehold improvements	138	120
Motor vehicles	27	27

Total property and equipment	19,803	19,404
Less: Accumulated depreciation and amortization	(7,575)	(6,579)

Property and equipment, net	$12,228	$12,825

Goodwill
The company’s goodwill balance was $0 and $0.4 million on the condensed consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively. In January 2009, the company recorded goodwill of $0.9 million related to the acquisition of Wi-Sys. In March 2009, the company recorded goodwill impairment of $1.3 million because of the company’s low market capitalization. The impairment represented the full amount of the goodwill from the Wi-Sys acquisition and $0.4 million remaining from the company’s licensing unit.

Under the provisions of FAS 142, the company tests goodwill for impairment on an annual basis. The company performs the annual impairment test of goodwill at the end of the first month of the fiscal fourth quarter (October 31st), or at an interim date if an event occurs or if circumstances change that would more likely than not reduce the fair value of a segment below its carrying value. At March 31, 2009, we tested our goodwill for impairment due to the company’s market capitalization being below its carrying value. The company considered this market capitalization deficit as a triggering event in accordance with FAS 142.
In the fourth quarter 2008, the company recorded a goodwill impairment of $16.7 million based on the results from the annual test of goodwill impairment.
Intangible Assets
The company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from 1 to 8 years. The summary of other intangible assets, net as of June 30, 2009 and December 31, 2008 are as follows:

		June 30,			December 31,
	2009			2008
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$9,580	$5,830	$3,750	$8,850	$5,048	$3,802
Patents and technology	6,027	5,526	501	5,990	5,338	652
Trademarks and trade names	2,278	1,610	668	2,260	1,474	786
Other, net	1,508	1,508	—	1,508	1,508	—

	$19,393	$14,474	$4,919	$18,608	$13,368	$5,240

The decrease in intangible assets at June 30, 2009 compared to December 31, 2008 reflects the addition of $0.8 million for the acquisition of Wi-Sys in January 2009 minus amortization of $1.1 million for the six months ended June 30, 2009. Based on the triggering event related to the company’s market capitalization in the first quarter 2009, we reevaluated the carrying value of the intangible assets as required by FAS 144 and FAS 142 under steps 1 and 2. The company concluded that there was no impairment of other intangible assets in relation to the test at March 31, 2009. There was no triggering event in the second quarter 2009. Based on the company’s review of intangible assets, there was no impairment of other intangible assets at June 30, 2009.
Liabilities
Accrued liabilities consist of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Inventory receipts	$1,136	$2,667
Paid time off	730	741
Payroll, bonuses, and other employee benefits	516	1,252
Prepaid accounts receivable	259	124
Wi-Sys shareholders	227	—
Restructuring	212	65
Taxes and fees	207	605
Employee stock purchase plan	205	193
Warranties	190	193
Professional fees	86	230
Other	355	128

Total	$4,123	$6,198

Long-term liabilities consist of the following:

	June 30,	December 31,
	2009	2008
Executive deferred compensation plan	$769	$658
Income tax liabilities	642	642
Other long-term liabilities	186	212

	$1,597	$1,512

4. Discontinued Operations
Disposal of Mobility Solutions Group
On January 4, 2008, the company completed the sale of MSG to Smith Micro in accordance with an Asset Purchase Agreement entered into between the two companies and publicly announced on December 10, 2007. Under the terms of the Asset Purchase Agreement, Smith Micro purchased substantially all of the assets of the MSG for total consideration of $59.7 million in cash. In the transaction, the company retained the accounts receivable, non customer-related accrued expenses and accounts payable of the division. Substantially all of the employees of MSG continued as employees of Smith Micro in connection with the completion of the acquisition. The results of operations of MSG have been classified as discontinued operations for the three months and six months ended June 30, 2008. The company recognized a gain on sale before tax of $60.3 million in January 2008. There was no activity related to discontinued operations during the three months and six months ended June 30, 2009.
Summary results of operations for the discontinued operations included in the condensed consolidated statement of operations for the three months and six months ended June 30, 2008, were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Revenues	$—	$122
Operating costs and expenses	(18)	(400)
Restructuring expenses	59	(14)
Gain on disposal	—	60,336

Income from discontinued operations, before taxes	41	60,044
Provision for income tax	(146)	23,166

Income from discontinued operations, net of tax	$187	$36,878

Income from discontinued operations per common share:
Basic	$0.01	$1.87
Diluted	$0.01	$1.86

Shares used in computing basic earnings per share	19,089	19,762
Shares used in computing diluted earnings per share	19,413	19,862
5. Acquisitions and Dispositions
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
Acquisition of Wi-Sys
On January 5, 2009, the company acquired all of the outstanding share capital of Wi-Sys pursuant to a Share Purchase Agreement dated January 5, 2009 among PCTEL, Gyles Panther and Linda Panther, the holders of the outstanding share capital of Wi-Sys. The total consideration for Wi-Sys was $2.1 million paid at the close of the transaction and $0.2 million additional due to the shareholders based on the final balance sheet at December 31, 2008. The $0.2 million additional consideration was paid in cash in July 2009. The cash consideration paid in connection with the acquisition was provided from the company’s existing cash. The company incurred acquisition costs of approximately $0.1 million related to Wi-Sys.
Wi-Sys manufactured products for GPS, terrestrial and satellite communication systems, including programmable GPS receivers and high performance antennas in Ottawa, Canada. The Wi-Sys antenna product line augments the company’s GPS antenna product line. Wi-Sys revenues for the year ended December 31, 2008 were approximately $2.2 million. The revenues and expenses for Wi-Sys are included in the company’s financial results for the three months and six months ended June 30, 2009.
The purchase price of $2.3 million for the assets of Wi-Sys was allocated based on fair value: $0.8 million to tangible assets and $0.2 million to liabilities assumed, $0.7 million to customer relationships, and $0.1 million to core technology and trade names. The $0.9 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The goodwill is not amortizable for book purposes or deductible for tax purposes. The intangible assets have a weighted average amortization period of 5.5 years. The company estimated the fair value (and remaining useful lives) of the assets and liabilities in accordance with FAS 141(R).
The following is the allocation of the purchase price for Wi-sys:

Current assets:
Cash	$59
Accounts receivable	319
Inventory	294
Prepaid expenses and other assets	90

Total current assets	762

Fixed assets, net	69

Intangible Assets:
Core technology	37
Customer relationships	730
Trade name	18
Goodwill	878

Total intangible assets	1,663

Total Assets	$2,494

Current liabilities:
Accounts payable	$139
Accrued liabilities	36

Total liabilities	$175

Net assets acquired	$2,319

In March 2009, the company recorded goodwill impairment of $1.3 million. The impairment charge included the $0.9 million recorded for the Wi-Sys acquisition. See the goodwill section in Note 3 for further discussion of the goodwill impairment.
In the second quarter 2009, the company closed the Ottawa, Canada location and integrated the operations in the company’s Bloomingdale, Illinois location. None of the Wi-Sys employees were retained by the company. The company incurred expenses related to employee severance, lease termination, and other shut down costs associated with the Wi-Sys restructuring. See note 9 related to Restructuring.
Acquisition of Bluewave
On March 14, 2008 the company entered into and closed an Asset Purchase Agreement (the “Bluewave APA”) with Bluewave, a privately owned Canadian company. Under terms of the Bluewave APA, the company purchased, on a debt free basis, all of the intellectual property, selected manufacturing fixed assets, and all customer relationships related to Bluewave’s antenna product lines. The total consideration was $3.9 million in cash. The only liability the company assumed was for product warranty, which has been historically immaterial. The Bluewave antenna product line augments the company’s Land Mobile Radio (“LMR”) antenna product line. In 2008, the revenues and expenses for Bluewave are included in the company’s financial results from the date of the acquisition through June 30, 2008.
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
The following is the allocation of the purchase price for Bluewave:

Fixed Assets:
Computer software	$46
Tooling	60

Total fixed assets	106

Intangible Assets:
Core technology	290
Customer relationships	2,850
Trade name	160
Backlog	8
Goodwill	486

Total intangibles assets	3,794

Total assets acquired	$3,900

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
SWTS was formed at the effective date of this sale to specifically house the operations of the four antenna lines and the sales activities related to the representation of the company’s remaining antenna products in Europe. SWTS was capitalized with equity of $0.1 million and the company’s promissory note of $0.6 million. The company concluded that SWTS is a variable interest entity (“VIE”) in accordance with FASB Interpretation No. 46R, because of the company’s promissory note and because total equity investment of SWTS at risk is insufficient to finance the activities of SWTS without additional subordinated financial support. Per the company’s analysis, the company concluded that it is not the primary beneficiary of SWTS because that the risks and other incidents of ownership were in fact transferred to the buyer. The shareholders of SWTS maintain all voting rights and decision making authority over SWTS activities. The company’s analysis included significant judgment related to projections of revenues, income, and cash flows of SWTS. Because the company is not the primary beneficiary of SWTS, does not consolidate the results of SWTS in its financial statements.
In the year ended December 31, 2008, the company recorded a $0.9 million loss on sale of product lines, separately within operating expenses in the consolidated statements of operations. The net loss included the book value of the assets sold to SWTS, impairment charges in accordance with FAS 142 and FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, (“FAS 144”), and non-contingent incentive payments due the new employees of SWTS, net of the proceeds due to the company. The company sold inventory with a net book value of $0.8 million and wrote off intangible assets including goodwill of $0.5 million. The intangible asset write-off was the net book value and the goodwill write-off was a pro-rata portion of goodwill in accordance with FAS 142. The company paid incentive payments of $0.1 million and calculated $0.5 million in proceeds based on the principal value of the installment payments excluding imputed interest.
The net receivable balance from SWTS was $0 and $0.5 million in the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, the company reserved for the $0.5 million receivable balance from SWTS due to uncertainty of collection. The reserve was recorded as a loss on sale of product lines and related note receivable in the condensed consolidated statements of operations. As of June 30, 2009, the rep relationship constitutes the company’s continuing involvement with SWTS. SWTS sells the company’s antennas to the same customer base that were currently sold to and attempts to expand that customer base on its own. SWTS also manufactures and sell the four antenna lines purchased from the company. At June 30, 2009, there is no exposure to loss from SWTS.
6. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic Earnings Per Share computation:
Numerator:
Net income (loss)	$(1,569)	$717	$(3,081)	$37,885
Denominator:
Common shares outstanding	17,616	19,089	17,583	19,762

Basic income (loss) per share	$(0.09)	$0.04	$(0.18)	$1.92

Diluted Earnings Per Share computation:
Numerator:
Net income (loss)	$(1,569)	$717	$(3,081)	$37,885
Denominator:
Common shares outstanding	17,616	19,089	17,583	19,762
Restricted shares subject to vesting	*	211	*	67
Employee common stock option grants	*	113	*	33

Total shares	17,616	19,413	17,583	19,862

Diluted income (loss) per share	$(0.09)	$0.04	$(0.18)	$1.91

*	These amounts have been excluded since the effect is anti-dilutive
7. Stock-Based Compensation
Total stock compensation expense for the three months ended June 30, 2009 was $1.1 million in the condensed consolidated statement of operations, which included $1.0 million of restricted stock amortization and $0.1 million for stock option expense and stock bonuses. Total stock compensation expense for the six months ended June 30, 2009 was $2.0 million in the condensed consolidated statement of operations, which included $1.8 million of restricted stock amortization and $0.2 million for stock option expense, stock purchase plan expenses and stock bonuses.
Total stock compensation expense for the three months ended June 30, 2008 was $1.4 million in the condensed consolidated statement of operations, which included $0.8 million of restricted stock amortization, $0.4 million for stock bonuses, and $0.2 million for stock option and employee stock purchase plan expenses. Total stock compensation expense for the six months ended June 30, 2008 was $2.6 million for continuing operations in the condensed consolidated statement of operations, which included $1.6 million of restricted stock amortization, $0.6 million for stock bonuses, and $0.4 million for stock option and stock purchase plan expenses. The company also recorded stock compensation of $0.2 million related to discontinued operations in the six months ended June 30, 2008.
Restricted Stock — Serviced Based
The company grants restricted shares as employee incentives as permitted under the company’s 1997 Stock Plan, as amended and restated (“1997 Stock Plan”). In connection with the grant of restricted stock to employees, the company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. Such amount is presented as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the applicable shares. These grants vest over various periods, but typically vest over four years. For the three months ended June 30, 2009, the company issued 5,200 shares of restricted stock with a fair value of $26 and recorded cancellations of 2,850 shares with grant date fair value of $21. For the six months ended June 30, 2009, the company issued 577,350 shares of restricted stock with a fair value of $2.4 million and recorded cancellations of 20,950 shares with grant date fair value of $0.2 million.
For the three months ended June 30, 2008, the company issued 5,982 shares of restricted stock with a grant date fair value of $58 and recorded cancellations of 11,750 shares with grant date fair value of $104. For the six months ended June 30, 2008, the company issued 314,282 shares of restricted stock with a fair value of $2.1 million and recorded cancellations of 205,613 shares with grant date fair value of $1.9 million. For the three months and six months ended June 30, 2009, 7,525 and 224,474 restricted shares vested with a grant date fair value of $65 and $2.0 million, respectively. For the three months and six months ended June 30, 2008, 14,382 and 252,595 restricted shares vested with a grant date fair value of $141 and $2.3 million, respectively.
At June 30, 2009, total unrecognized compensation expense related to restricted stock was approximately $6.6 million, net of forfeitures to be recognized through 2013 over a weighted average period of 1.7 years.
A summary of the company’s service-based restricted stock activity follows for the six months ended June 30, 2009:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2008	853,307	$8.29
Shares awarded	577,350	4.16
Shares vested	(224,474)	8.69
Shares cancelled	(20,950)	8.57

Balance at June 30, 2009	1,185,233	$6.20
The intrinsic value of vested service-based restricted stock was as follows for the three months and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Intrinsic value - service based restricted shares	$43	$128	$1,501	$1,599
Stock Options
The company may grant stock options to purchase the company’s common stock. The company issues stock options with exercise prices no less than the fair value of the company’s stock on the grant date. Employee options contain gradual vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. The Board of Director options vest on the first anniversary of the grant year. Stock options may be exercised at any time within ten years of the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement.
Starting in 2005, only new employees or directors received stock options for incentive purposes. Presently, new employees and directors receive only service-based restricted awards for incentive purposes. As such, the company expects that future stock option grants will be minimal.
The company did not issue stock options and there were no stock option exercises during the six months ended June 30, 2009. During the three months and six months ended June 30, 2009, respectively, 22,602 and 31,119 options were either forfeited or expired.
The company issued 32,300 and 125,700 options during the three and six months ended June 30, 2008, respectively. The company received $0.3 million in proceeds from the exercise of 38,326 options during the three months ended June 30, 2008 and the company received $0.5 million in proceeds from the exercise of 73,564 options during the six months ended June 30, 2008,
At June 30, 2009, total unrecognized compensation expense related to stock options was approximately $149, net of forfeitures to be recognized through 2012 over a weighted average period of 1.0 year.
The intrinsic value of stock options exercised was as follows for the three months and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Intrinsic value — stock options	$0	$49	$0	$59
The range of exercise prices for options outstanding and exercisable at June 30, 2009 was $6.16 to $59.00. The following table summarizes information about stock options outstanding under all stock plans at June 30, 2009:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted-		Weighted
Range of	Number	Contractual Life	Average	Number	Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$6.16 — $7.30	245,665	5.53	$6.97	219,153	$7.04
7.40 — 7.93	248,104	4.39	7.68	242,105	7.69
7.95 — 8.62	240,347	4.38	8.24	227,126	8.22
8.63 — 9.16	348,127	6.08	9.03	305,520	9.01
9.17 — 10.25	284,900	5.74	9.79	235,192	9.81
10.46 — 10.70	256,914	4.77	10.68	255,114	10.68
10.72 — 11.60	328,970	4.59	11.28	320,688	11.29
11.65 — 11.84	335,600	4.73	11.78	335,600	11.78
12.16 — 13.30	33,400	4.14	12.82	33,400	12.82
59.00 — 59.00	7,500	0.59	59.00	7,500	59.00

$6.16 — $59.00	2,329,527	5.03	$9.79	2,181,398	$9.85
The intrinsic value and contractual life of the options outstanding and exercisable at June 30, 2009 were as follows:

	Weighted Average
	Contractual	Intrinsic
	Life (years)	Value
Options Outstanding	5.03	$0
Options Exercisable	4.84	$0

The intrinsic value is based on the share price of $5.35 at June 30, 2009.
A summary of the company’s stock option activity and related information follows for the six months ended June 30, 2009:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at December 31, 2008	2,360,646	$9.80
Granted	—	—
Exercised	—	—
Expired	(28,717)	10.47
Forfeited	(2,402)	9.51

Outstanding at June 30, 2009	2,329,527	$9.79

Exercisable at June 30, 2009	2,181,398	$9.85
The fair value of each unvested option was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions during the six months ended June 30:

	June 30,	June 30,
	2009	2008
Weighted average fair value of options granted	—	$1.95

Dividend yield	—	None
Risk-free interest rate	—	2.7%
Expected volatility	—	40%
Expected life (in years)	—	2.4
There were no stock options granted during the six months ended June 30, 2009.
Performance Shares
The company grants performance based restricted stock rights to certain executive officers. The performance shares vest upon achievement of defined performance goals such as revenue and earnings. The performance based stock rights are amortized based on the estimated achievement of the performance goals.
During the six months ended June 30, 2009, the company did not issue any performance based restricted stock rights and did not record any cancellations of performance shares. In the first quarter 2009, 10,342 performance shares vested with a grant date value of $82. In the first quarter 2008, the company issued 25,000 performance shares with a fair value of $169 and 5,330 performance shares vested with a grant date fair value of $56. No performance shares vested in the three months ended June 30, 2009 or in the three months ended June 30, 2008.
The intrinsic value of vested performance shares was as follows for the three months and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Intrinsic value — performance shares	$0	$0	$50	$33

The following summarizes the performance share activity during the six months ended June 30, 2009:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2008	96,344	$9.47
Shares awarded	—	—
Shares vested	(10,342)	7.97
Shares cancelled	—	—

Balance at June 30, 2009	86,002	$9.65
Restricted Stock Units
The company grants restricted stock units as employee incentives as permitted under the company’s 1997 Stock Plan. Employee restricted stock units are time-based awards and are amortized over the vesting period. At the vesting date, these units are converted to shares of common stock.
No time-based restricted stock units were issued in the three months ended June 30, 2009. During the six months ended June 30, 2009, the company granted 26,350 time-based restricted stock units with fair value of $179.
The following summarizes the restricted stock unit activity during the six months ended June 30, 2009:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2008	—	—
Units awarded	26,350	6.79
Units vested	—	—
Units cancelled	—	—

Balance at June 30, 2009	26,350	$6.79
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
The key assumptions used in the valuation model during the six months ended June 30:

	June 30,	June 30,
	2009	2008
Dividend yield	None	None
Risk-free interest rate	0.6%	3.3%
Expected volatility	47%	41%
Expected life (in years)	0.5	0.5

The company uses a dividend yield of “None” in the valuation model for shares related to the Purchase Plan. The company has paid one cash dividend in its history which was paid in May 2008. This special dividend was a partial distribution of the proceeds received from the sale of MSG. The company does not anticipate the payment of regular dividends in the future.
Short Term Incentive Plan
Bonuses related to the company’s Short Term Incentive Plan are paid in the company’s common stock to executives and in cash to non-executives. The shares earned under the plan are issued in the first quarter following the end of the fiscal year. In February 2009, the company issued 90,173 shares, net of shares withheld for payment of withholding tax, under the 2008 Short Term Incentive Plan. In February 2008, the company issued 82,001 shares, net of shares withheld for payment of withholding tax, under the 2007 Short Term Incentive plan.
Board of Director Equity Awards
Beginning in 2009, the Board of Directors elect to receive their annual equity award in the form of shares of the company’s stock or in shares of vested restricted stock units. During the six months ended June 30, 2009, the company issued 21,326 shares of the company’s stock with a fair value of $158 and issued 22,458 restricted stock units with fair value of $139 that vested immediately to the Board of Directors for the annual equity awards.
Employee Withholding Taxes on Stock Awards
For ease in administering the issuance of stock awards, the company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. During the six months ended June 30, 2009 and June 30, 2008, the company paid $0.7 million, respectively, for withholding taxes related to stock awards.
Stock Repurchases
On November 21, 2008, the Board of Directors authorized the repurchase of shares up to a value of $5.0 million. The company repurchased 98,510 shares at an average price of $5.01 during the three months ended June 30, 2009, and the company repurchased 118,504 shares at an average price of $4.88 during the six months ended June 30, 2009. As of June 30, 2009, the company has $4.4 million remaining under this share repurchase program. The company repurchased 1,883,269 shares at an average price of $9.04 during the three months ended June 30, 2008, and the company purchased 3,022,616 shares at an average price of $8.15 during the six months ended June 30, 2008 under share repurchase programs.
8. Comprehensive Income
The following table provides the calculation of other comprehensive income for the three months and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Income (loss) from continuing operations	$(1,569)	$530	$(3,081)	$1,007
Foreign currency translation adjustments	32	(73)	24	(22)
Unrealized gain on investments	234	14	289	14

Comprehensive income (loss) from continuing operations	(1,303)	471	(2,768)	999
Income from discontinued operations, net of tax	—	187	—	36,878

Total comprehensive income (loss)	$(1,303)	$658	$(2,768)	$37,877

9. Restructuring
Wi-Sys Restructuring
During the second quarter 2009, the company exited the Canadian facility related to the Wi-Sys acquisition and fully integrated the Wi-Sys product lines into the company’s antenna product operations in Bloomingdale, Illinois. None of the fifteen Wi-Sys employees were retained by company after the integration. During the three months ended June 30, 2009, the company incurred a restructuring charge of $0.2 million for employee severance, lease termination costs, and disposition of assets. The accrued restructuring liability at June 30, 2009 for severance payments was paid in July 2009.
The following table summarizes the restructuring activity during 2009 and the status of the reserves at June 30, 2009:

	Accrual			Accrual
	Balance at		Cash	Balance at
	December 31,	Restructuring	Payments/	June 30,
	2008	Expense	Adjustments	2009
Severance and employment related costs	$—	$139	$(16)	$123
Assets disposed net of proceeds	—	65	(65)	—
Facility leases	—	15	(15)	—

	$—	$219	$(96)	$123

Antenna Restructuring
In order to reduce costs with the antenna operations in the Bloomingdale, Illinois location, the company terminated thirteen employees during the three months ended March 31, 2009 and terminated five additional employees during the three months ended June 30, 2009. During the six months ended June 30, 2009, the company recorded $0.3 million in restructuring charges for severance payments for these eighteen employees. The accrued restructuring liability at June 30, 2009 related to severance payments was paid in July 2009.
The following table summarizes the restructuring activity during 2009 and the status of the reserves at June 30, 2009:

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Restructuring	Cash	June 30,
	2008	Expense	Payments	2009
Severance and employment related costs	$—	$274	$(185)	$89

International Sales Restructuring
In November 2008, the company announced the closure of the company’s sales office in New Delhi, India. The company recorded restructuring charges of $0.1 million for severance payments and lease obligations in the fourth quarter 2008. The final restructuring payments were made in the first quarter 2009.
The following table summarizes the international sales restructuring activity during 2009 and the status of the reserves at June 30, 2009:

	Accrual			Accrual
	Balance at		Cash	Balance at
	December 31,	Restructuring	Payments/	June 30,
	2008	Expense	Receipts	2009
Severance and employment related costs	$59	$—	$(59)	$—
Facility and car leases	6	—	(6)	—

	$65	$—	$(65)	$—

2008 Restructuring
In the three months ended March 31, 2008, the company incurred restructuring expense of $0.4 million. The company recorded $0.3 million for employee severance costs related to the company’s restructuring of corporate overhead and $0.1 million for an adjustment to its UMTS restructuring reserve. A final adjustment to the UMTS restructuring reserve was recorded in the three months ended June 30, 2008.
10. Short Term Borrowings
The company had no borrowings at June 30, 2009 or December 31, 2008. The company’s subsidiary in China, PCTEL (Tianjin) Electronics Company Ltd, had borrowings of ¥ 780,000 ($0.1 million) outstanding from July 2006 until April 2008. In April 2008, the company repaid the loan from working capital and terminated the loan agreement. The weighted average interest rate for this borrowing was 7.2% until it was repaid in April 2008.
11. Commitments and Contingencies
Warranty Reserve and Sales Returns
The company allows its major distributors and certain other customers to return unused product under specified terms and conditions. In accordance with FAS No. 48, “Revenue Recognition When Right of Return Exists”, the company accrues for product returns based on historical sales and return trends. The company’s allowance for sales returns was $0.2 million and $0.3 million at June 30, 2009 and December 31, 2008, respectively.
The company offers repair and replacement warranties of primarily two years for antennas products and one year for scanners and receivers. The company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.2 million at June 30, 2009 and December 31, 2008, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.
Changes in the warranty reserves during the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended
	June 30,	June 30,
	2009	2008
Beginning balance	$193	$193
Provisions for warranty	28	60
Consumption of reserves	(31)	(59)

Ending balance	$190	$194

Legal Proceedings
Litigation with Wider Networks LLC
In March 2009, the company filed in the United States District Court for the District of Maryland, Greenbelt Division, a lawsuit against Wider Networks, LLC claiming patent infringement, unfair competition and false advertising. In this matter, the company seeks a number of remedies including equitable relief in the form of injunctive relief, and other remedies and monetary relief in the form of damages for false and fraudulent advertising, unfair competition and other damages and relief as allowed pursuant to federal and Maryland law. In June 2009, Telecom Network Optimization, LLC d/b/a/ Wider Networks, filed a lawsuit against the company for patent infringement. These cases have been consolidated by the court. The company has filed responsive documents including a motion to dismiss. Discovery has commenced consistent with the court’s scheduling order. It is the company’s policy to protect our intellectual property and, we intend to vigorously prosecute the action while at the same time defend against claims of infringement that have no merit. However, as the litigation is in its early stages, the company is unable to predict the outcome at this time.
12. Income Taxes
The company recorded an income tax benefit of $0.5 million and $1.1 million for continuing operations in the three months and six months ended June 30, 2009, respectively. This tax expense represents an effective rate of 21% and 27% for the three months and six months ended

June 30, 2009, respectively. The tax rate differs from the statutory rate of 35% primarily because of permanent tax differences, foreign taxes and valuation allowances.
The tax rate of 64% for the six months ended June 30, 2008 differed from the statutory rate of 35% because of permanent tax differences, valuation allowances for certain temporary tax differences, and the recognition of tax expense net of foreign tax credits related to expected repatriation of foreign source income. During the six months ended June 30, 2008, the company recognized $1.5 million of tax benefits in additional paid in capital related to equity compensation benefits.
Significant management judgment is required to assess the likelihood that the company’s deferred tax assets will be recovered from future taxable income. The company maintains a valuation allowance of $1.2 million against deferred tax assets because of uncertainties regarding whether they will be realized. The company determined that its valuation allowance was adequate based on its review at June 30, 2009.
FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”) clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by us on our tax returns and was adopted effective January 1, 2007. The company’s gross unrecognized tax benefit was $0.9 million at June 30, 2009 and December 31, 2008.
The company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The company’s federal and state income tax years, with limited exceptions, are closed through 2004. The company does not believe that any of its tax positions will significantly change within the next twelve months.
The company classifies interest and penalties associated with the uncertain tax positions as a component of income tax expense. There was no interest or penalties related to income taxes recorded in the condensed consolidated financial statements.
13. Customer and Geographic Information
The company’s revenues to customers outside of the United States, as a percent of total revenues for the three months and six months ended June 30, 2009 and 2008, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Region	2009	2008	2009	2008
Europe, Middle East, & Africa	25%	33%	25%	33%
Asia Pacific	16%	5%	18%	5%
Other Americas	6%	11%	6%	7%
Total Foreign sales	47%	49%	49%	45%
Revenue from the company’s major customers representing 10% or more of total revenues for the three months and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2009	2008	2009	2008
Ericsson AB	10%	12%	10%	14%
Tessco	12%	9%	8%	9%
14. Benefit Plans
401(k) Plan
The 401(k) plan covers all of the domestic employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k) plan. The company made employer contributions of $130 and $276 to the 401(k) plan for the three months and six months ended June 30, 2009, respectively. The company made employer contributions of $130 and $270 to the 401(k) plan for the three months and six months ended June 30, 2008, respectively.

Foreign Employee Benefit Plans
The company contributes to various retirement plans for foreign employees. The company made contributions of approximately $15 and $20 to these plans for the three months ended June 30, 2009 and 2008, respectively. The company made contributions of approximately $29 and $40 to these plans for the six months ended June 30, 2009 and 2008, respectively
Executive Deferred Compensation Plan
The company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses. In addition, the company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. The deferred compensation obligation included in Long-Term Accrued Liabilities in the condensed consolidated balance sheets was $0.8 million at June 30, 2009 and $0.7 million at December 31, 2008. The company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Assets.

15. Stockholders’ Equity
The following table is a summary of the activity in stockholders’ equity during the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
	2009	2008
Number of common shares outstanding:
Balance at beginning of period	18,236	21,917
Common stock repurchases	(118)	(3,022)
Stock-based compensation	643	105

Balance at end of period	18,761	19,000

Common stock:
Balance at beginning of period	$18	$22
Common stock repurchases	—	(2)
Stock-based compensation	1	(1)

Balance at end of period	$19	$19

Additional paid-in capital:
Balance at beginning of period	$137,930	$165,108
Stock-based compensation	1,420	2,732
Common stock repurchases	(578)	(24,622)
Tax benefit from shares issued under equity-based compensation plans	(192)	1,508

Balance at end of period	$138,580	$144,726

Accumulated deficit:
Balance at beginning of period	$(12,639)	$(40,640)
Dividends	—	(10,294)
Net income (loss)	(3,081)	37,884

Balance at end of period	$(15,720)	$(13,050)

Accumulated other comprehensive income:
Balance at beginning of period	$9	$77
Foreign translation	24	(22)
Unrealized gain on investments	289	14

Balance at end of period	$322	$69

Total stockholders’ equity	$123,201	$131,764

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
On January 5, 2009, we acquired all of the outstanding share capital of Wi-Sys Communications Inc. (“Wi-Sys”), a Canadian manufacturer of products for GPS, terrestrial and satellite communication systems, including programmable GPS receivers and high performance antennas. The Wi-Sys product line augments our GPS antenna product line. During the second quarter 2009, we exited the Canadian facility and fully integrated the Wi-Sys product lines into our antenna product operations in Bloomingdale, Illinois. During the three months ended June 30, 2009 we incurred a restructuring charge of $0.2 million for employee severance, lease termination costs, and asset dispositions.
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
We also have a reporting unit that licenses an intellectual property portfolio in the area of analog modem technology. As of the second quarter 2009, the revenues and cash flows associated with this reporting unit are substantially complete. In 2009 and for comparable periods this reporting unit does not meet the quantitative threshold requirements of a reportable segment in accordance with FAS 131. As such, the results for licensing for all periods presented are aggregated with the rest of the company.

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
Results of Operations
Three Months and Six Months Ended June 30, 2009 and 2008
Revenues

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue	$13,368	$20,274	$27,507	$38,574
Percent change from year ago period	(34.1%)	22.9%	(28.7%)	16.5%
Revenues decreased 34.1% in the three months ended June 30, 2009 and 28.7% in the six months ended June 30, 2009 compared to the same periods in 2008 as both scanning receiver and antenna product lines experienced declines. In the three months ended June 30, 2009 versus the prior year, approximately 15% of the decline is attributable to antennas and approximately 19% of the decline is attributable to scanning receivers. In the six months ended June 30, 2009 versus the prior year, approximately 17% of the decline is attributable to antennas and approximately 12% of the decline is attributable to scanning receivers. Antenna revenues were lower in our distribution and OEM channels, reflecting declines in LMR and U.S. defense-related revenues. Scanning receiver revenues were lower due to reduced capital expenditures levels worldwide and due to delays in carrier spending caused by the transition from Evolution Date Optimized (“EVDO”) to the Long-Term Evolution (“LTE”) technology standard for communication networks.
Gross Profit

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Gross profit	$6,058	$9,708	$12,729	$18,475
Percentage of revenue	45.3%	47.9%	46.3%	47.9%
Percent of revenue change from year ago period	(2.6%)	3.4%	(1.6%)	3.3%
Gross margin of 45.3% in the three months ended June 30, 2009 was 2.6% lower than the comparable period in fiscal 2008. Scanners contributed 2.3% of the margin percentage decrease and antennas contributed 0.3% of the margin percentage decrease in the three months ended June 30, 2009 versus the comparable period in 2008. Gross margin of 46.3% in the six months ended June 30, 2009 was 1.6% lower than the comparable period in fiscal 2008. Scanners contributed 1.0% of the margin percentage decrease and antennas contributed 0.6% of the margin percentage decrease in the six months ended June 30, 2009 versus the comparable period in 2008. In the three months and six months ended June 30, 2009, the lower gross margin reflects the cost of lower overall volume over our fixed costs.
Research and Development

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Research and development	$2,649	$2,609	$5,337	$4,795
Percentage of revenues	19.8%	12.9%	19.4%	12.4%
Percent change from year ago period	1.5%	(1.4%)	11.3%	(8.2%)
Research and development expenses were virtually unchanged for the three months ended June 30, 2009 compared to the comparable period in 2008. Research and development expenses increased approximately $0.5 million for the six months ended June 30, 2009 compared to the comparable period in 2008. During the six months ended June 30, 2009, expenses were higher than the prior year because we invested in the development of new scanning receivers and because of the acquisition of certain assets of Bluewave in March 2008 and Wi-Sys in January 2009.
Sales and Marketing

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Sales and marketing	$1,914	$2,874	$3,996	$5,637
Percentage of revenues	14.3%	14.2%	14.5%	14.6%
Percent change from year ago period	(33.4%)	7.6%	(29.1%)	4.2%
Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.
Sales and marketing expenses decreased approximately $1.0 million for the three months ended June 30, 2009 and decreased approximately $1.6 million for the six months ended June 30, 2009 compared to the same periods in fiscal 2008. These decreases are due to the headcount reductions in several unproductive international sales offices and due to lower commissions to sales people and manufacturers representatives. The headcount reductions occurred in the third and fourth quarters of 2008.
General and Administrative

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
General and administrative	$2,543	$2,981	$5,076	$5,753
Percentage of revenues	19.0%	14.7%	18.5%	14.9%
Percent change from year ago period	(14.7%)	(4.7%)	(11.8%)	(12.4%)
General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.
General and administrative expenses decreased approximately $0.4 million for the three months ended June 30, 2009 and approximately $0.7 million for the six months ended June 30, 2009 compared to the same periods in fiscal 2008. For the three months ended June 30, 2009, the expense decrease is due to $0.2 million lower stock compensation expense for employees in general and administrative functions and $0.2 million due to corporate cost reductions. For the six months ended June 30, 2009, the expense decrease is due to $0.5 million lower stock compensation expense for employees in general and administrative functions and $0.2 million due to corporate cost reductions.
Amortization of Intangible Assets

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Amortization of other intangible assets	$553	$552	$1,106	$992
Percentage of revenues	4.1%	2.7%	4.0%	2.6%
Amortization was unchanged in the three months ended June 30, 2009 compared to the same period in 2008. Amortization expense related to the Wi-Sys acquisition in January 2009 offset the impact from the sale of product lines to SWTS in October 2008. Amortization increased approximately $0.1 million in the six months ended June 30, 2009 compared to the same period in 2008 due to the intangible amortization from the acquisitions of Bluewave in March 2008 and Wi-Sys in January 2009.

Restructuring Charges

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Restructuring charges	$340	($13)	$493	$364
Percentage of revenues	2.5%	(0.1%)	1.8%	0.9%
During the three months ended June 30, 2009 we recorded $0.2 million expense related to Wi-Sys restructuring and $0.1 million expense related to antenna operations. During the six months ended June 30, 2009, we recorded $0.2 million expense related to Wi-Sys restructuring and $0.3 million expense related to antenna operations.
In order to reduce costs with the antenna operations in the Bloomingdale, Illinois location, we terminated thirteen employees during the three months ended March 31, 2009 and terminated five additional employees during three months ended June 30, 2009. During the six months ended June 30, 2009, we recorded $0.3 million in restructuring expense for severance payments for these eighteen employees.
During the second quarter 2009, we exited the Ottawa, Canada location related to the Wi-Sys acquisition and integrated their operations in our Bloomingdale, Illinois location. The restructuring expense of $0.2 million relates to employee severance, lease termination, and other shut down costs.
During the three months ended June 30, 2008, we recorded a benefit related to final adjustments to our UMTS restructuring reserve. During the six months ended June 30, 2008, we incurred charges of approximately $0.3 million related to employee severance costs related to the reduction of corporate overhead and $0.1 million related to adjustments to our UMTS restructuring reserves. We streamlined our corporate overhead structure to reduce general and administrative expenses
Impairment of Goodwill

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Impairment of goodwill	$—	$—	$1,262	$—
Percentage of revenues	—	—	4.6%	—
In March 2009, we recorded goodwill impairment of $1.3 million in accordance with FAS 142. This amount represented the remaining $0.4 million of goodwill for Licensing and the $0.9 million in goodwill recorded with the Wi-Sys acquisition in January 2009. We tested our goodwill for impairment because our market capitalization was below our book value at March 31, 2009. We considered this market capitalization deficit as a triggering event in accordance with FAS 142. There was no triggering event in the second quarter 2009.
Loss on sale of product lines and related note receivable

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Loss on sale of product lines and realted note receivable	$454	$—	$454	$—
Percentage of revenues	3.4%	—	1.7%	—
In the fourth quarter of 2008 we sold certain antenna products and related assets to SWTS. SWTS purchased the intellectual property, dedicated inventory, and certain fixed assets related to four of our antenna product families for $0.7 million, payable in installments at close and over a period of 18 months. The four product families represent the last remaining products acquired by us through our acquisition of Sigma in July 2005. SWTS and Sigma are unrelated. In the year ended December 31, 2008, we recorded a $0.9 million loss on sale of product lines, separately within operating expenses in the consolidated statements of operations. The net loss included the book value of the assets sold to SWTS, impairment charges in accordance with FAS 142 and FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, (“FAS 144”), and incentive payments due the new employees of SWTS, net of the proceeds due to us. We sold inventory with a net book value of $0.8 million and wrote off intangible assets including goodwill of $0.5 million. The intangible asset write-off was the net book value and the goodwill write-off was a pro-rata portion of goodwill in accordance with FAS 142. We paid incentive payments of $0.1 million and calculated $0.5 million in proceeds based on the principal value of the installment payments excluding imputed interest.
At June 30, 2009, we reserved for the $0.5 million receivable balance from SWTS due to uncertainty of collection. The reserve was recorded as a loss on sale of product line and related note receivable in the condensed consolidated statements of operations.

Gain on sale of assets and related royalties

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Gain on sale of assets and related royalties	$200	$200	$400	$400
Percentage of revenues	1.5%	1.0%	1.5%	1.0%
All royalty amounts represent royalties from Conexant. Payments under the royalty agreement with Conexant were completed at June 30, 2009. We do not expects any additional royalties.
Other Income, Net

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Other income, net	$201	$652	$366	$1,437
Percentage of revenues	1.5%	3.2%	1.3%	3.7%
Other income, net consists primarily of interest income and foreign exchange gains and losses. Other income, net decreased in the three months and six months ended June 30, 2009 compared to the comparable period in 2008 due to lower interest income and lower foreign exchange gains. For the three months ended June 30, 2009 and 2008, interest income was $0.2 million and $0.6 million, respectively. For the six months ended June 30, 2009 and 2008, interest income was $0.4 million and $1.2 million, respectively. Interest income decreased due to lower cash balances in 2009 compared to 2008 and because of lower interest rates. The cash balance during the first quarter 2008 includes the proceeds from the sale of MSG. We subsequently used a portion of the cash for a cash dividend and for repurchases of our common stock. In the three months ended June 30, 2009 and 2008, we recorded foreign exchange gains (losses) of $(4) and $52, respectively. In the six months ended June 30, 2009 and 2008, we recorded foreign exchange gains (losses) of $(34) and $218, respectively.
Provision (Benefit) for Income Taxes

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Provision (benefit) for income taxes	$(425)	$1,027	$(1,148)	$1,764
Effective tax rate	21.3%	66.0%	27.1%	63.7%
The tax rate for the six months ended June 30, 2009 differs from the statutory rate of 35% because of permanent differences, foreign taxes and valuation allowances for certain temporary differences.
The tax rate for the six months ended June 30, 2008 differs from the statutory rate of 35% because of permanent differences, valuation allowances for certain temporary differences, and due to the recognition of tax expense net of foreign tax credits related to expected repatriation of foreign source income.
We maintain valuation allowances due to uncertainties regarding realizability. At June 30, 2009, we had a $1.2 million valuation allowance on our deferred tax assets. The valuation allowance relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.
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

Discontinued operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income from discontinued operations	$—	$187	$—	$36,878
We had no activity related to discontinued operations in the three months and six months ended June 30, 2009 and we do not anticipate any activity in discontinued operations in 2009. Discontinued operations for the three months ended June 30, 2008 included a $0.1 million benefit for state income taxes. Discontinued operations for the six months ended June 30, 2008 included the gain on the sale of MSG of $60.3 million in addition to net loss from operations of $0.3 million and income tax expense of $23.2 million.
Stock-based compensation expense
Total stock compensation expense for the three months ended June 30, 2009 was $1.1 million in the condensed consolidated statement of operations, which included $1.0 million of restricted stock amortization and $0.1 million for stock option expense and stock bonuses. Total stock compensation expense for the six months ended June 30, 2009 was $2.0 million in the condensed consolidated statement of operations, which included $1.8 million of restricted stock amortization and $0.2 million for stock option expense, stock purchase plan expenses and stock bonuses.
Total stock compensation expense for the three months ended June 30, 2008 was $1.4 million in the condensed consolidated statement of operations, which included $0.8 million of restricted stock amortization, $0.4 million for stock bonuses, and $0.2 million for stock option and stock purchase plan expenses. Total stock compensation expense for the six months ended June 30, 2008 was $2.6 million for continuing operations in the condensed consolidated statement of operations, which included $1.4 million of restricted stock amortization, $0.6 million for stock bonuses, and $0.4 million for stock option and stock purchase plan expenses. We also recorded stock compensation of $0.2 million related to discontinued operations in the six months ended June 30, 2008.
The following table summarizes the stock-based compensation expense by income statement line item for the three months and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of revenues	$75	$124	$187	$216
Research and development	205	148	344	302
Sales and marketing	149	237	287	392
General and administrative	719	904	1,149	1,652

Total continuing operations	1,148	1,413	1,967	2,562
Discontinued operations	—	—	—	187

Total	$1,148	$1,413	$1,967	$2,749

Liquidity and Capital Resources

	Six Months Ended
	June 30.
	2009	2008
Net (loss) income from continuing operations	$(3,081)	$1,007
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	4,929	2,568
Changes in operating assets and liabilities	2,138	2,977

Net cash provided by operating activities	3,986	6,552
Net cash (used in) provided by investing activities	(8,203)	7,537
Net cash used in financing activities	(378)	(32,810)
Net cash provided by discontinued operations	$—	$50,253

Cash and cash equivalents at end of period	$40,189	$58,158
Short-term investments at end of quarter	27,768	11,609
Long-term investments at end of quarter	11,492	14,873
Working capital at the end of quarter	$85,411	$76,008
Liquidity and Capital Resources Overview
At June 30, 2009, our cash and investments were approximately $79.4 million and we had working capital of $85.4 million. The increase in cash and investments of $1.6 million at June 30, 2009 compared to December 31, 2008 is due primarily to positive cash flows from operations of approximately $3.7 million offset by the acquisition of Wi-Sys for approximately $2.3 million.
Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. Due to our lower revenues in the first six months of 2009 and related balance sheet contraction, we were a net generator of funds from our balance sheet during the first six months of 2009.
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
Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through our Purchase Plan and used funds to repurchase shares of our common stock through our share repurchase programs. The result of this activity being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year. Due to our historically low stock price, there was no cash received from the exercise of stock options in the six months ended June 30, 2009.
Operating Activities:
Operating activities provided $4.0 million of net cash during the six months ended June 30, 2009 primarily due to a net contraction in the balance sheet. Reduction in accounts receivables provided $4.6 million in funds. The net receivable reduction at June 30, 2009 compared to December 31, 2008 was attributable to a $4.9 million decrease in revenues during the three months ended June 30, 2009 compared to the three months ended December 31, 2008. Payments of accounts payable and accrued liabilities used $1.2 million and $2.0 million of cash, respectively during the six months ended June 30, 2009. Our accrued liabilities declined due to payment of year end 2008 bonuses and commissions in the first quarter 2009. Accounts payable were lower due at June 30, 2009 compared to December 31, 2008 because we reduced our inventory purchases due to the decline in revenues.

Operating activities provided $6.6 million of net cash during the six months ended June 30, 2008. In the six months ended June 30, 2008, the income statement was a net generator of cash of $3.6 million of funds through net income, depreciation, amortization, stock compensation and restructuring. The balance sheet provided $3.0 million in funds during the six months ended June 30, 2008. The collection of receivables provided $2.6 million in funds and an increase in accounts payable provided $1.0 million in funds. The receivable collections included $1.9 million of MSG accounts receivables from December 31, 2007 that was retained by us.
Investing Activities:
Our investing activities used $8.2 million of cash during the six months ended June 30, 2009. We rotated $13.7 million of cash into short and long term investments. We also used $2.3 million for the acquisition of Wi-Sys in January 2009. Redemptions and maturities of short-term investments during the six months ended June 30, 2009 included $3.3 million from our shares in the Bank of America affiliated fund, the Columbia Strategic Cash Portfolio (“CSCP”) and $4.5 million from maturities and redemptions of pre-refunded municipal and U.S. Government Agency bonds. For the six months ended June 30, 2009, our capital expenditures were $0.5 million. The rate of capital expenditures in relation to revenues for the six months ended June 30, 2009 is below our historical range.
In December 2007, we received notification that the CSCP, in which we had invested $38.9 million as of December 31, 2007, was being closed to new subscriptions or redemptions, resulting in our inability to immediately redeem our investments for cash. The fair value of our investment in this fund was based on the net asset value of the fund, and was classified as “Short-Term Investments” on our condensed consolidated balance sheet. At June 30, 2009, the fair value of our investment in this fund was $5.6 million and we classified approximately $3.9 million of the CSCP investment as short-term investment securities and approximately $1.7 million as long-term investment securities at June 30, 2009. We expect the liquidation of the long-term investment portion could take years to complete.
Our investing activities provided $7.5 million of cash in the six months ended June 30, 2008 primarily due to $18.5 million in cash redemptions of short-term investments from the CSCP. In the six months ended June 30, 2008, we rotated $6.5 million to other short-term and long-term investments. We also used $3.9 million for the asset purchase of Bluewave and $0.9 million for capital expenditures during the six months ended June 30, 2008.
Financing Activities:
Cash flow from financing activities used $0.4 million in the six months ended June 30, 2009. We used $0.6 million to repurchase our common stock under share repurchase programs and we received $0.2 million from shares purchased through the Purchase Plan.
Cash flow from financing activities consumed $32.8 million for the six months ended June 30, 2008. We used $24.6 million to repurchase our common stock under share repurchase programs and $10.3 million for a $0.50 per share special cash dividend. We generated $0.7 million from the proceeds from the sale of common stock related to stock option exercises and shares purchased through the ESPP. Tax benefits from stock compensation and proceeds from the sale of common stock related to stock option exercises and shares purchased through the Purchase Plan contributed $1.5 million for the six months ended June 30, 2008.
Discontinued Operations:
Discontinued operations provided $50.3 million during the six months ended June 30, 2008. This was a result of the gain related to the sale to Smith Micro of substantially all of the assets of MSG for total cash consideration of $59.7 million before estimated tax payments in January 2008.
Contractual Obligations and Commercial Commitments
As of June 30, 2009, we had operating lease obligations of approximately $2.0 million through 2014. Operating lease obligations consist of $1.8 million for facility lease obligations and $0.2 million for equipment leases. During the first quarter 2009, we extended our lease until March 2012 for our Tianjin, China facility. With our acquisition of Wi-Sys in January 2009, we assumed a facility lease in Ottawa, Canada. With the integration of Wi-Sys operations in our Bloomingdale, Illinois facility in the second quarter 2009, we exited the Canadian facility and terminated the lease. The lease termination costs are included in restructuring expense. See details on restructuring in note 9 to the condensed consolidated financial statements.
As of June 30, 2009, we had purchase obligations of $4.7 million for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.
At June 30, 2009 we have a liability related to FIN 48 of $0.6 million. We do not know when this obligation will be paid.

Critical Accounting Policies and Estimates
We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008. There have been no material changes in any of our critical accounting policies since December 31, 2008. See Note 2 in the Notes to the Condensed Consolidated Financial Statements for discussion on recent accounting pronouncements.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk
See our 2008 Annual Report on Form 10-K (Item 7A). As of June 30, 2009, there have been no material changes in this information.
Item 4: Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II Other Information

Item 1:	Legal Proceedings
Litigation with Wider Networks LLC
In March 2009, we filed in the United States District Court for the District of Maryland, Greenbelt Division, a lawsuit against Wider Networks, LLC claiming patent infringement, unfair competition and false advertising. In this matter, we seek a number of remedies including equitable relief in the form of injunctive relief, and other remedies and monetary relief in the form of damages for false and fraudulent advertising, unfair competition and other damages and relief as allowed pursuant to federal and Maryland law. In June 2009, Telecom Network Optimization, LLC d/b/a/ Wider Networks, filed a lawsuit against us for patent infringement. These cases have been consolidated by the court. We filed responsive documents including a motion to dismiss. Discovery has commenced consistent with the court’s scheduling order. It is our policy to protect our intellectual property and, we intend to vigorously prosecute the action while at the same time defend against claims of infringement that have no merit. However, as the litigation is in its early stages, we are unable to predict the outcome at this time.

Item 1A:	Risk Factors
Factors That May Affect Our Business, Financial Condition and Future Operating Results
There have been no material changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

			Total Number of	Dollar Value
	Shares Purchased		Shares Repurchased	of Shares That May
	Total Number	Average Price	as Part of Publicly	be Purchased
	of Shares	Paid per Share	Announced Program	Under the Programs
April 1, 2009 – April 30, 2009	—	—	19,994	$4,914,848
May 1, 2009 – May 31, 2009	78,977	$4.99	98,971	$4,520,958
June 1, 2009 – June 30, 2009	19,533	$5.10	118,504	$4,421,341
We repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. All share repurchase programs are announced publicly. On November 21, 2008, the Board of Directors authorized the repurchase of shares up to a value of $5.0 million. During the three months ended June 30, 2009, we repurchased 98,510 shares for approximately $0.5 million. During the six months ended June 30, 2009, we repurchased 118,504 shares for approximately $0.6 million. As of June 30, 2009, we have approximately $4.4 million remaining under this share repurchase program. In 2008, we repurchased a total of 3,022,616 shares for approximately $24.6 million during the six months ended June 30, 2008.

Item 4:	Submission of Matters to a Vote of Security Holders
We held our 2009 Annual Meeting of Stockholders on June 9, 2009 in Bloomingdale, Illinois. We solicited votes by proxy pursuant to proxy solicitation materials delivered to our stockholders on or about April 28, 2009. The following is a brief description of matters voted on at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstains:
1. Election of Brian J. Jackman and John R. Sheehan as Class I directors until the Annual Meeting of Stockholders in 2012:

	FOR	WITHHELD
Brian J. Jackman	14,240,182	596,977
John R. Sheehan	14,242,434	594,725
The terms of office of Steven D. Levy, Giacomo Marini, Martin H. Singer, Richard C. Alberding, and Carl Thomsen continued after the meeting.
2. Ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

VOTES FOR	VOTES AGAINST	ABSTAIN
14,713,291	120,277	3,591
Item 6: Exhibits

Exhibit No.	Description	Reference
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Setion 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

     SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
A Delaware Corporation
(Registrant)

/s/ Martin H. Singer Martin H. Singer
Chairman of the Board and
Chief Executive Officer

Date: August 10, 2009