Form 10-Q/A
period 2009-03-31
PC TEL INC
filed 2009-11-04
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

PCTEL, Inc.
Form 10-Q/A
For the Quarterly Period Ended March 31, 2009

EXPLANATORY NOTE
This amendment is being filed to restate the PCTEL, Inc. (“the company”) condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of cash flows, and notes to condensed consolidated financial statements for the quarterly period ended March 31, 2009 to correct two errors in accounting for income taxes as described below and in footnote 21 to the condensed consolidated financial statements herein. The company is also revising the discussion under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Item 4, Controls and Procedures in light of the restatement. The errors were discovered on October 29, 2009 in the preparation of the income tax provision for the quarter ended September 30, 2009.
The company acquired Wi-Sys Communications, a Canadian company, through a purchase of all of Wi-Sys’ common stock for $2.3 million in cash on January 5, 2009. When recording the initial Wi-Sys balance sheet at fair value under purchase accounting in the quarter ended March, 31, 2009, the company did not record a $223 deferred tax liability, with correspondent recording of additional goodwill, for the effect of the book over tax basis in the related intangible asset. The company evaluated at the time, in error, that it would treat the permanent difference as a reconciling item in its reconciliation of effective tax rate to statutory rate. During the same quarter, the company impaired all of its goodwill, resulting in goodwill impairment expense being understated by $223, equal to the amount of the unrecorded deferred tax liability.
Additionally, the company discovered that it omitted the effect of compensation deduction limitations for U.S. income tax purposes under IRS Code Section 162(m) when calculating the tax provision. This resulted in income tax expense being understated by $127.

PART I
Item 1 Financial Statements
PCTEL Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands except per share amounts)

	(Unaudited)
	March 31,	December 31,
	2009	2008
	(Restated)
ASSETS

Cash and cash equivalents	$35,891	$44,766
Short-term investment securities	27,010	17,835
Accounts receivable, net of allowance for doubtful accounts of $138 and $121 at March 31, 2009 and December 31, 2008, respectively	9,966	14,047
Inventories, net	10,614	10,351
Deferred tax assets, net	1,148	1,148
Prepaid expenses and other assets	2,828	2,575

Total current assets	87,457	90,722

Property and equipment, net	12,476	12,825
Long-term investment securities	14,319	15,258
Goodwill	—	384
Other intangible assets, net	5,472	5,240
Deferred tax assets, net	10,151	10,151
Other noncurrent assets	929	926

TOTAL ASSETS	$130,804	$135,506

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,141	$2,478
Accrued liabilities	4,428	6,198

Total current liabilities	5,569	8,676

Long-term liabilities	1,705	1,512

Total liabilities	7,274	10,188

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,837,866 and 18,236,236 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	19	18
Additional paid-in capital	137,958	137,930
Accumulated deficit	(14,503)	(12,639)
Accumulated other comprehensive income	56	9

Total stockholders’ equity	123,530	125,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,804	$135,506

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share information)

	Three Months Ended
	March 31,
	2009	2008
	(Restated)
CONTINUING OPERATIONS
REVENUES	$14,139	$18,300
COST OF REVENUES	7,468	9,534

GROSS PROFIT	6,671	8,766

OPERATING EXPENSES:
Research and development	2,688	2,186
Sales and marketing	2,083	2,763
General and administrative	2,533	2,772
Amortization of other intangible assets	553	440
Restructuring charges	154	377
Impairment of goodwill	1,485	—
Gain on sale of assets and related royalties	(200)	(200)

Total operating expenses	9,296	8,338

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,625)	428
Other Income, net	165	784

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(2,460)	1,212
Provision (benefit) for income taxes	(596)	737

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,864)	475

DISCONTINUED OPERATIONS
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PROVISION	—	36,693

NET INCOME (LOSS)	$(1,864)	$37,168

Basic Earnings per Share:
Income (Loss) from Continuing Operations	$(0.11)	$0.02
Income from Discontinued Operations	$0.00	$1.80
Net Income (Loss)	$(0.11)	$1.82

Diluted Earnings per Share:
Income (Loss) from Continuing Operations	$(0.11)	$0.02
Income from Discontinued Operations	$0.00	$1.80
Net Income (Loss)	$(0.11)	$1.82

Weighted average shares — Basic	17,545	20,426
Weighted average shares — Diluted	17,545	20,426
The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(Restated)
Operating Activities:
Net income (loss)	$(1,864)	$37,168
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	—	(36,693)
Depreciation and amortization	1,102	887
Impairment charge	1,485	—
Amortization of stock based compensation	818	1,148
(Gain) loss from investments	(55)	475
Gain on sale of assets and related royalties	(200)	(200)
(Gain) loss on disposal/sale of property and equipment	12	(2)
Restructuring costs	(36)	(855)
Payment of withholding tax on stock based compensation	(734)	(697)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,400	3,341
Inventories	30	308
Prepaid expenses and other assets	(167)	21
Accounts payable	(1,476)	526
Income taxes payable	(233)	(507)
Other accrued liabilities	(1,710)	(2,953)
Deferred revenue	(23)	4

Net cash provided by operating activities	1,349	1,971

Investing Activities:
Capital expenditures	(148)	(429)
Proceeds from disposal of property and equipment	—	5
Purchase of investments	(10,634)	—
Redemptions of short-term investments	2,454	13,105
Proceeds on sale of assets and related royalties	200	200
Purchase of assets/businesses, net of cash acquired	(2,260)	(3,900)

Net cash (used in) provided by investing activities	(10,388)	8,981

Financing Activities:
Proceeds from issuance of common stock	201	423
Payments for repurchase of common stock	(85)	(7,592)
Tax benefit from stock option exercises	—	1,238

Net cash provided by (used in) financing activities	116	(5,931)

Cash flows from discontinued operations:
Net cash used in operating activities	—	(145)
Net cash provided by investing activities	—	61,488
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(8,923)	66,364
Effect of exchange rate changes on cash	48	51
Cash and cash equivalents, beginning of year	44,766	26,632

Cash and Cash Equivalents, End of Period	$35,891	$93,047

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
Property and equipment consists of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Building	$6,193	$6,193
Land	1,770	1,770
Computers and office equipment	3,592	3,545
Manufacturing and test equipment	6,687	6,573
Furniture and fixtures	1,192	1,176
Leasehold improvements	120	120
Motor vehicles	27	27

Total property and equipment	19,581	19,404
Less: Accumulated depreciation and amortization	(7,105)	(6,579)

Property and equipment, net	$12,476	$12,825

6. Liabilities
Accrued liabilities consist of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Inventory receipts	$1,438	$2,667
Paid time off	799	741
Payroll, bonuses, and other employee benefits	553	1,252
Taxes and fees	387	605
Professional fees	268	230
Wi-Sys shareholders	219	—
Warranties	185	193
Employee stock purchase plan	86	193
Restructuring	29	65
Other	464	252

Total	$4,428	$6,198

Long-term liabilities consist of the following:

	March 31,	December 31,
	2009	2008
	(Restated)
Executive deferred compensation plan	$640	$658
Income tax liabilities	865	642
Other long-term liabilities	200	212

	$1,705	$1,512

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
Acquisition of Wi-Sys, as Restated
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
The purchase price of $2.3 million for the assets of Wi-Sys was allocated based on fair value: $0.8 million to tangible assets and $0.4 million to liabilities assumed, $0.7 million to customer relationships, and $0.1 million to core technology and trade names. The $1.1 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The goodwill is not deductible for book or tax purposes. The intangible assets have a weighted average amortization period of 5.5 years. The company estimated the fair value (and remaining useful lives) of the assets and liabilities in accordance with FAS 141(R).
The following is the allocation of the purchase price for Wi-sys (Restated):

Current assets:
Cash	$59
Accounts receivable	319
Inventory	294
Prepaid expenses and other assets	90

Total	762

Fixed Assets, net	69

Intangible Assets:
Core technology	37
Customer relationships	730
Trade name	18
Goodwill	1,101

Total intangible assets	1,886

Total Assets	$2,717

Current liabilities:
Accounts payable	$139
Accrued liabilities	36

Total current liabilities	175

Deferred tax liabilities	223

Total Liabilities	$398

Net Assets Acquired	$2,319

In March 2009, the company recorded goodwill impairment of $1.5 million. The impairment charge included the $1.1 million recorded for the Wi-Sys acquisition. See Note 9 for further discussion of the goodwill impairment.
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
9. Goodwill and Other Intangible Assets
Goodwill, as Restated
The company’s goodwill balance was $0 and $0.4 million on the condensed consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively. In January 2009, the company recorded goodwill of $1.1 million related to the acquisition of Wi-Sys. In March 2009, the company recorded goodwill impairment of $1.5 million because of the company’s low market capitalization. The impairment represented the full amount of the goodwill from the Wi-Sys acquisition and $0.4 million remaining from the company’s licensing unit.
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
10. Earnings per Share, as Restated
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2009	2008
	(Restated)
Basic Earnings Per Share computation:
Numerator:
Net income (loss)	$(1,864)	$37,168
Denominator:
Common shares outstanding	17,545	20,426

Basic income (loss) per share	$(0.11)	$1.82

Diluted Earnings Per Share computation:
Numerator:
Net income (loss)	$(1,864)	$37,168
Denominator:
Common shares outstanding	17,545	20,426
Restricted shares subject to vesting	*	—
Employee common stock option grants	*	—

Total shares	17,545	20,426

Diluted income (loss) per share	$(0.11)	$1.82

*	These amounts have been excluded since the effect is anti-dilutive

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
12. Comprehensive Income, as Restated
The following table provides the calculation of other comprehensive income for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended
	March 31,
	2009	2008
	(Restated)
Net Income (loss) from continuing operations	$(1,864)	$475
Foreign currency translation adjustments	(8)	51
Realized gain on investments	55	—

Comprehensive income (loss) from continuing operations	(1,817)	526
Income from discontinued operations, net of tax	—	36,693

Total comprehensive income (loss)	$(1,817)	$37,219

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
16. Income Taxes, as Restated
For the three months ended March 31, 2009, the company recorded an income tax benefit of $0.6 million for continuing operations. This tax expense represents an effective rate of 24.2%. The tax rate for the three months ended March 31, 2009 differs from the statutory rate of 35% primarily because of permanent tax differences and valuation allowances.
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

19. Stockholders’ Equity, as Restated
The following table is a summary of the activity in stockholders’ equity during the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(Restated)
Number of common shares outstanding:
Balance at beginning of period	18,236	21,917
Common stock repurchases	(20)	(1,139)
Stock-based compensation	621	173

Balance at end of period	18,837	20,951

Common stock:
Balance at beginning of period	$18	$22
Common stock repurchases	—	(1)
Stock-based compensation	1	—

Balance at end of period	$19	$21

Additional paid-in capital:
Balance at beginning of period	$137,930	$165,108
Stock-based compensation	113	1,062
Common stock repurchases	(85)	(7,592)
Tax benefit from shares issued under equity-based compensation plans	—	1,238

Balance at end of period	$137,958	$159,816

Accumulated deficit:
Balance at beginning of period	$(12,639)	$(40,640)
Net income (loss)	(1,864)	37,168

Balance at end of period	$(14,503)	$(3,472)

Accumulated other comprehensive income:
Balance at beginning of period	$9	$77
Foreign translation	(8)	51
Realized gain on investments	55	—

Balance at end of period	$56	$128

Total stockholders’ equity	$123,530	$156,493

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
21. Restatement
The company has restated the condensed consolidated financial statements for the quarter ended March 31, 2009 to correct two errors in accounting for income taxes, which were discovered when preparing the income tax provision for the quarter ended September 30, 2009. The tables below reflect the quarterly and year to date effect of the errors in accounting for income taxes on the condensed consolidated financial statements as originally reported.
The company acquired Wi-Sys Communications, a Canadian company, through a purchase of all of Wi-Sys’ common stock for $2.3 million in cash on January 5, 2009. When recording the initial Wi-Sys balance sheet at fair value under purchase accounting in the quarter ended March, 31, 2009, the Company did not record a $223 deferred tax liability, with correspondent recording of additional goodwill, for the effect of the book over tax basis in the related intangible asset. The company evaluated at the time, in error, that it would treat the permanent difference as a reconciling item in its reconciliation of effective tax rate to statutory rate. During the same quarter,the company impaired all of its goodwill, resulting in goodwill impairment expense being understated by $223, equal to the amount of the unrecorded deferred tax liability.
Additionally, the company discovered that it omitted the effect of compensation deduction limitations for U.S. income tax purposes under IRS Code Section 162(m) when calculating the tax provision. This resulted in income tax expense being understated by $127.
The tables below summarize the restatements:

	Three Months Ended March 31, 2009
	As Previously	Restatement
	Reported	amount	As Restated
Statements of Operations (unaudited):
Impairment of goodwill	$1,262	$223	$1,485
Operating income (loss) from continuing operations	$(2,402)	$(223)	$(2,625)
Provision (benefit) for Income taxes	$(723)	$127	$(596)
Income (loss) from continuing operations	$(1,514)	$(350)	$(1,864)
Basic Earnings per share:
Income (loss) from continuing operations	$(0.09)	$(0.02)	$(0.11)
Diluted Earnings per share:
Income (loss) from continuing operations	$(0.09)	$(0.02)	$(0.11)

	At March 31, 2009
	As Previously	Restatement
	Reported	amount	As Restated
Balance Sheet (unaudited):
Prepaid expenses and other assets	$2,955	$(127)	$2,828
Total current assets	$87,584	$(127)	$87,457
Total Assets	$130,931	$(127)	$130,804
Total long-term liabilities	$1,482	$223	$1,705
Total liabilities	$7,051	$223	$7,274
Retained earnings	$(14,153)	$(350)	$(14,503)
Total Liabilities and Stockholders’ Equity	$130,931	$(127)	$130,804

	Three Months Ended March 31, 2009
	As Previously	Restatement
	Reported	amount	As Restated
Statements of Cash flows (unaudited):
Net Income	$(1,514)	$(350)	$(1,864)
Impairment charge	$1,262	$223	$1,485
Prepaid expenses and other assets	$(294)	$127	$(167)
Net cash provided by operating activities	$1,349	—	$1,349

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
This amendment is being filed to restate our condensed consolidated statements of operations, condensed consolidated balance sheets condensed consolidated statements of cash flows, and notes to condensed consolidated financial statements. For the quarterly period ended March 31, 2009 to correct two errors in accounting for income taxes as described below and in footnote 21 to the condensed consolidated financial statements herein. We are also revised the discussion under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Item 4, Controls and Procedures in light of the restatement. The errors were discovered on October 29, 2009 in the preparation of the income tax provision for the quarter ended September 30, 2009.
We acquired Wi-Sys Communications, a Canadian company, through a purchase of all of Wi-Sys’ common stock for $2.3 million in cash on January 5, 2009. When recording the initial Wi-Sys balance sheet at fair value under purchase accounting in the quarter ended March, 31, 2009, we did not record a $223 deferred tax liability, with correspondent recording of additional goodwill, for the effect of the book over tax basis in the related intangible asset. We evaluated at the time, in error, that we would treat the permanent difference as a reconciling item in our reconciliation of effective tax rate to statutory rate. During the same quarter, we impaired all of our goodwill, resulting in goodwill impairment expense being understated by $223, equal to the amount of the unrecorded deferred tax liability.
Additionally, we discovered that we omitted the effect of compensation deduction limitations for U.S. income tax purposes under IRS Code Section 162(m) when calculating the tax provision. This resulted in income tax expense being understated by $127.
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

28

Impairment of Goodwill, as Restated

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Impairment of goodwill	$1,485	$0
Percentage of revenues	10.5%	—
In March 2009, we recorded goodwill impairment of $1.5 million in accordance with FAS 142. This amount represented the remaining $0.4 million of goodwill for Licensing and the $1.1 million in goodwill recorded with the Wi-Sys acquisition in January 2009. We tested our goodwill for impairment because our market capitalization was below our carrying value at March 31, 2009. We considered this market capitalization deficit as a triggering event in accordance with FAS 142.
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
Provision (Benefit) for Income Taxes, as Restated

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Provision (benefit) for income taxes	$(596)	$737
Effective tax rate	24.2%	60.8%
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
The following table summarizes the stock-based compensation expense by income statement line item for the three months ended March 31, 2009 and March 31, 2008, respectively:

	Three Months Ended
	March 31,
	2009	2008
Cost of revenues	$112	$92
Research and development	139	154
Sales and marketing	137	154
General and administrative	430	748

Total continuing operations	818	1,148
Discontinued operations	—	187

Total	$818	$1,335

Liquidity and Capital Resources, as Restated

	Three Months Ended
	March 31,
	2009	2008
	(Restated)
Net (loss) income from continuing operations	$(1,864)	$475
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	2,392	756
Changes in operating assets and liabilities	821	740

Net cash provided by operating activities	1,349	1,971
Net cash provided by (used in) investing activities	(10,388)	8,981
Net cash provided by (used in) financing activities	116	(5,931)
Net cash provided by discontinued operations	$—	$61,343

Cash and cash equivalents at end of period	$35,891	$93,047
Short-term investments at end of quarter	27,010	9,931
Long-term investments at end of quarter	14,319	15,432
Short-term borrowings at end of quarter	—	111
Working capital at the end of quarter	$81,888	$99,632
Liquidity and Capital Resources Overview
At March 31, 2009, our cash and investments were approximately $77.2 million and we had working capital of $81.9 million. The decrease in cash and investments of $0.6 million at March 31, 2009 compared to December 31, 2008 is due to the acquisition of Wi-Sys ($2.3 million), offset by positive cash flow from operations.
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
Item 4: Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer originally concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission rules and forms. Subsequently, accounting errors were identified related to income tax accounting in conjunction with our acquisition of Wi-Sys Communications in January 2009 and separately in the preparation and review of the quarterly income tax provision. The condensed consolidated financial statements were restated for these errors, indicating the presence of a material weakness. Upon review of the effect that the accounting error and material weakness had on the previous assessment, our Chief Executive Officer and Chief Financial Officer changed their conclusion and determined that, as of March 31, 2009, our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q/A. Due to this material weakness, in preparing our restated condensed consolidated financial statements as of and for the period ended March 31, 2009, we performed additional procedures relating to accounting for business combinations and income taxes to enable our management to conclude that the condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.
Our processes, procedures and controls were not effective to ensure amounts were accurate in conjunction with the income tax accounting for the company’s acquisition of Wi-Sys Communications in January 2009 and separately in the preparation and review of the quarterly income tax provision. This material weakness in income tax accounting resulted in accounting errors. The errors did not affect our sales or cash flow. However, the errors did result in the understatement of goodwill impairment expense, income tax expense, non current liabilities, and total liabilities for the interim period reported. The errors resulted in the overstatement of net income, current assets and total assets for the interim period reported.
Changes in Internal Controls
Beginning in 2005, we engaged a national public accounting, tax and business consulting firm with affiliates worldwide (the “Tax Advisor”) to assist us with calculation and review of our quarterly and annual income tax provisions and with our income tax compliance. To avoid recurrence of errors such as the one described above, we and Tax Advisor are reassessing the appropriateness of technical resources assigned to the engagement, and have increased the Tax Advisor’s scope of work to include business combination accounting as it relates to income taxes.
Other than the changes discussed above, there have been no significant changes in our internal controls over financial reporting as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
A Delaware Corporation
(Registrant)

/s/ Martin H. Singer
Martin H. Singer
Chairman of the Board and Chief Executive Officer
Date: November 4, 2009