Form 10-Q/A
period 2009-06-30
PC TEL INC
filed 2009-11-04
CIK 1057083

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

PCTEL, Inc.
Form 10-Q/A
For the Quarterly Period Ended June 30, 2009

EXPLANATORY NOTE
This amendment is being filed to restate the PCTEL, Inc. (“the company”) condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of cash flows, and notes to condensed consolidated financial statements for the quarterly period ended June 30, 2009 to correct an error in accounting for income taxes as described below and in footnote 16 to the condensed consolidated financial statements herein. The company is also revising the discussion under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Item 4, Controls and Procedures in light of the restatement. The error was discovered on October 29, 2009 in the preparation of the income tax provision for the quarter ended September 30, 2009.
Summary of Misstatement in the Quarter Ended June 30, 2009
During the quarter ended June 30, 2009, the company entered into a plan of liquidation for the Wi-Sys legal entity as part of its consolidation of Wi-Sys’ operations into PCTEL in order to achieve operating cost synergies. Pursuant to that liquidation, the company incurred $275 of Canadian income taxes related to the transfer of assets from the Canadian entity to the company’s U.S. entity. The company initially recorded those taxes as income tax expense in the quarter. Under accounting for income taxes incurred related to the transfer of assets between companies in a controlled group, the current Canadian taxes of $275, less the reversal of the deferred tax liability of $223 should be charged to prepaid taxes, with the balance amortized over the life of the related assets. Therefore income tax expense during the quarter was overstated by $275.
Summary of Misstatement Year to Date as of the Quarter Ended June 30, 2009
The company filed an amendment for the quarter ended March 31, 2009 to restate the company’s condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of cash flows, and notes to condensed consolidated financial Statements to correct two errors in accounting for income taxes as described below and in footnote 21 of that filing to the condensed consolidated financial statements therein. The company also revised the discussion under Item 4, Controls and Procedures in light of the restatement. The errors were discovered on October 29, 2009 in the preparation of the income tax provision for the quarter ended September 30, 2009.
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
The effect of the misstatements year to date are presented in this amendment as compared to the original filings on form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. The year to date effect of the misstatements on the income statement is that goodwill impairment expense is understated by $223, income tax expense is overstated by $148, and net income is overstated by $75.

PCTEL Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands except per share amounts)

	(Unaudited)
	June 30,	December 31,
	2009	2008
	(Restated)
ASSETS

Cash and cash equivalents	$40,189	$44,766
Short-term investment securities	27,768	17,835
Accounts receivable, net of allowance for doubtful accounts of $123 and $121 at June 30, 2009 and December 31, 2008, respectively	9,777	14,047
Inventories, net	9,314	10,351
Deferred tax assets, net	1,148	1,148
Prepaid expenses and other assets	2,589	2,575

Total current assets	90,785	90,722

Property and equipment, net	12,228	12,825
Long-term investment securities	11,492	15,258
Goodwill	—	384
Other intangible assets, net	4,919	5,240
Deferred tax assets, net	10,005	10,151
Other noncurrent assets	795	926

TOTAL ASSETS	$130,224	$135,506

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,378	$2,478
Accrued liabilities	4,123	6,198

Total current liabilities	5,501	8,676

Long-term liabilities	1,597	1,512

Total liabilities	7,098	10,188

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,761,052 and 18,236,236 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	19	18
Additional paid-in capital	138,580	137,930
Accumulated deficit	(15,795)	(12,639)
Accumulated other comprehensive income	322	9

Total stockholders’ equity	123,126	125,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,224	$135,506

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
CONTINUING OPERATIONS
REVENUES	$13,368	$20,274	$27,507	$38,574
COST OF REVENUES	7,310	10,566	14,778	20,099

GROSS PROFIT	6,058	9,708	12,729	18,475

OPERATING EXPENSES:
Research and development	2,649	2,609	5,337	4,795
Sales and marketing	1,914	2,874	3,996	5,637
General and administrative	2,543	2,981	5,076	5,753
Amortization of other intangible assets	553	552	1,106	992
Restructuring charges	340	(13)	493	364
Impairment of goodwill	—	—	1,485	—
Loss on sale of product lines and related note receivable	454	—	454	—
Gain on sale of assets and related royalties	(200)	(200)	(400)	(400)

Total operating expenses	8,253	8,803	17,547	17,141

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,195)	905	4,818	1,334
Other income, net	201	652	366	1,437

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(1,994)	1,557	(4,452)	2,771
Provision (benefit) for income taxes	(700)	1,027	(1,296)	1,764

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,294)	530	(3,156)	1,007

DISCONTINUED OPERATIONS
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PROVISION	—	187	—	36,878

NET INCOME (LOSS)	($1,294)	$717	($3,156)	$37,885

Basic Earnings per Share:
Income (Loss) from Continuing Operations	($0.07)	$0.03	($0.18)	$0.05
Income from Discontinued Operations	$0.00	$0.01	$0.00	$1.87
Net Income (Loss)	($0.07)	$0.04	($0.18)	$1.92

Diluted Earnings per Share:
Income (Loss) from Continuing Operations	($0.07)	$0.03	($0.18)	$0.05
Income from Discontinued Operations	$0.00	$0.01	$0.00	$1.86
Net Income (Loss)	($0.07)	$0.04	($0.18)	$1.91

Weighted average shares — Basic	17,616	19,089	17,583	19,762
Weighted average shares — Diluted	17,616	19,413	17,583	19,862
The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2009	2008
	(Restated)
Operating Activities:
Net (loss) income	$(3,156)	$37,885
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	—	(36,878)
Depreciation and amortization	2,209	1,915
Impairment charge	1,485	—
Amortization of stock based compensation	1,967	2,562
Loss from investments	—	461
Gain on sale of assets and related royalties	(400)	(400)
(Gain) loss on disposal/sale of property and equipment	17	(2)
Restructuring costs	166	(1,239)
Loss on sale of product lines and related note receivable	454	—
Payment of withholding tax on stock based compensation	(746)	(729)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,589	2,583
Inventories	1,331	35
Prepaid expenses and other assets	(245)	709
Accounts payable	(1,238)	1,013
Income taxes payable	(347)	134
Other accrued liabilities	(2,217)	(1,484)
Deferred tax assets	147	—
Deferred revenue	(30)	(13)

Net cash provided by operating activities	3,986	6,552

Investing Activities:
Capital expenditures	(466)	(938)
Proceeds from disposal of property and equipment	—	5
Purchase of investments	(13,687)	(6,475)
Redemptions/maturities of short-term investments	7,810	18,475
Proceeds on sale of assets and related royalties	400	400
Purchase of assets/businesses, net of cash acquired	(2,260)	(3,930)

Net cash (used in) provided by investing activities	(8,203)	7,537

Financing Activities:
Proceeds from issuance of common stock	200	712
Payments for repurchase of common stock	(578)	(24,625)
Tax benefit from stock option exercises	—	1,508
Cash dividend	—	(10,294)
Repayments of short-term borrowings	—	(111)

Net cash used in financing activities	(378)	(32,810)

Cash flows from discontinued operations:
Net cash used in operating activities	—	(105)
Net cash provided by investing activities	—	50,358
Net cash provided by financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(4,595)	31,532
Effect of exchange rate changes on cash	18	(6)
Cash and cash equivalents, beginning of year	44,766	26,632

Cash and Cash Equivalents, End of Period	$40,189	$58,158

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
The following is the allocation of the purchase price for Wi-sys (Restated):

Current assets:
Cash	$59
Accounts receivable	319
Inventory	294
Prepaid expenses and other assets	90

Total current assets	762

Fixed assets, net	69

Intangible Assets:
Core technology	37
Customer relationships	730
Trade name	18
Goodwill	1,101

Total intangible assets	1,886

Total Assets	$2,717

Current liabilities:
Accounts payable	$139
Accrued liabilities	36

Total current liabilities	$175

Deferred tax liabilities	223

Total Liabilities	$398

Net assets acquired	$2,319

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
6. Earnings per Share, as Restated
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Basic Earnings Per Share computation:
Numerator:
Net income (loss)	$(1,294)	$717	$(3,156)	$37,885
Denominator:
Common shares outstanding	17,616	19,089	17,583	19,762

Basic income (loss) per share	$(0.07)	$0.04	$(0.18)	$1.92

Diluted Earnings Per Share computation:
Numerator:
Net income (loss)	$(1,294)	$717	$(3,156)	$37,885
Denominator:
Common shares outstanding	17,616	19,089	17,583	19,762
Restricted shares subject to vesting	*	211	*	67
Employee common stock option grants	*	113	*	33

Total shares	17,616	19,413	17,583	19,862

Diluted income (loss) per share	$(0.07)	$0.04	$(0.18)	$1.91

*	These amounts have been excluded since the effect is anti-dilutive
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
8. Comprehensive Income, as Restated
The following table provides the calculation of other comprehensive income for the three months and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Net Income (loss) from continuing operations	$(1,294)	$530	$(3,156)	$1,007
Foreign currency translation adjustments	32	(73)	24	(22)
Unrealized gain on investments	234	14	289	14

Comprehensive income (loss) from continuing operations	(1,028)	471	(2,843)	999
Income from discontinued operations, net of tax	—	187	—	36,878

Total comprehensive income (loss)	$(1,028)	$658	$(2,843)	$37,877

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
12. Income Taxes, as Restated
The company recorded an income tax benefit of $0.7 million and $1.3 million for continuing operations in the three months and six months ended June 30, 2009, respectively. This tax expense represents an effective rate of approximately 35% and 29% for the three months and six months ended

June 30, 2009, respectively. The tax rate for the six months ended June 30, 2009 differs from the statutory rate of 35% primarily because of permanent tax differences, foreign taxes and valuation allowances.
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

15. Stockholders’ Equity, as Restated
The following table is a summary of the activity in stockholders’ equity during the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
	2009	2008
	(Restated)
Number of common shares outstanding:
Balance at beginning of period	18,236	21,917
Common stock repurchases	(118)	(3,022)
Stock-based compensation	643	105

Balance at end of period	18,761	19,000

Common stock:
Balance at beginning of period	$18	$22
Common stock repurchases	—	(2)
Stock-based compensation	1	(1)

Balance at end of period	$19	$19

Additional paid-in capital:
Balance at beginning of period	$137,930	$165,108
Stock-based compensation	1,420	2,732
Common stock repurchases	(578)	(24,622)
Tax benefit from shares issued under equity-based compensation plans	(192)	1,508

Balance at end of period	$138,580	$144,726

Accumulated deficit:
Balance at beginning of period	$(12,639)	$(40,640)
Dividends	—	(10,294)
Net income (loss)	(3,156)	37,884

Balance at end of period	$(15,795)	$(13,050)

Accumulated other comprehensive income:
Balance at beginning of period	$9	$77
Foreign translation	24	(22)
Unrealized gain on investments	289	14

Balance at end of period	$322	$69

Total stockholders’ equity	$(123,126)	$131,764

16. Restatement
The company has restated the condensed consolidated financial statements for the quarterly period ended June 30, 2009 to correct an error in accounting for income taxes, which was discovered when preparing the income tax provision for the quarter ended September 30, 2009. The tables below reflect the quarterly and year to date effect of the error in accounting for income taxes on the condensed consolidated financial statements as originally reported.
The company also restated the condensed consolidated financial statements for the quarter ended March 31, 2009 to correct two errors in accounting for income taxes, which were discovered when preparing the income tax provision for the quarter ended September 30, 2009. The tables below reflect the year to date effect of the errors in accounting for income taxes for both the first and second quarters on the condensed consolidated financial statements as originally reported.
Summary of Misstatement in the Quarter Ended June 30, 2009
During the quarter ended June 30, 2009 the company entered into a plan of liquidation for the Wi-Sys legal entity as part of its consolidation of Wi-Sys’ operations into PCTEL in order to achieve operating cost synergies. Pursuant to that liquidation, the company incurred $275 of Canadian income taxes related to the transfer of assets from the Canadian entity to the company’s U.S. entity. The company initially recorded those taxes as income tax expense in the quarter. Under accounting for income taxes incurred related to the transfer of assets between companies in a controlled group, the current Canadian taxes of $275, less the reversal of the deferred tax liability of $223 should be charged to prepaid taxes, with the balance amortized over the life of the related assets. Therefore income tax expense during the quarter was overstated by $275.
Summary of Misstatement Year to date as of the Quarter Ended June 30, 2009
The company acquired Wi-Sys Communications, a Canadian company, through a purchase of all of Wi-Sys’ common stock for $2.3 million in cash on January 5, 2009. When recording the initial Wi-Sys balance sheet at fair value under purchase accounting in the quarter ended March, 31, 2009, the company did not record a $223 deferred tax liability, with correspondent recording of additional goodwill, for the effect of the book over tax basis in the related intangible asset. The company evaluated at the time, in error, that it would treat the permanent difference as a reconciling item in its reconciliation of effective tax rate to statutory rate. During the same quarter, the company impaired all of its goodwill, resulting in goodwill impairment expense being understated by $223, equal to the amount of the unrecorded deferred tax liability.
Additionally, the company discovered that it omitted the effect of compensation deduction limitations for U.S. income tax purposes under IRS Code Section 162(m) when calculating the tax provision. This resulted in income tax expense being understated by $127.
The effect of the misstatements year to date are presented in this amendment as compared to the original filings on form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. The year to date effect of the misstatements on the income statement is that goodwill impairment expense is understated by $223, income tax expense is overstated by $148, and net income is overstated by $75.
The tables below summarize the restatements:

	Three Months Ended June 30, 2009
	As Previously	Restatement
	Reported	amount	As Restated
Statements of Operations (unaudited):
Provision (benefit) for Income taxes	$(425)	$(275)	$(700)
Income (loss) from continuing operations	$(1,569)	$275	$(1,294)
Basic Earnings per share:
Income (loss) from continuing operations	$(0.09)	$0.02	$(0.07)
Diluted Earnings per share:
Income (loss) from continuing operations	$(0.09)	$0.02	$(0.07)

	Six Months Ended June 30, 2009
	As Previously	Restatement
	Reported	amount	As Restated
Statements of Operations (unaudited):
Impairment of goodwill	$1,262	$223	$1,485
Operating income (loss) from continuing operations	$(4,595)	$(223)	$(4,818)
Income (loss) from continuing operations before income taxes	$(4,229)	$(223)	$(4,452)
Provision (benefit) for Income taxes	$(1,148)	$(148)	$(1,296)
Income (loss) from continuing operations	$(3,081)	$(75)	$(3,156)
Basic Earnings per share:
Income (loss) from continuing operations	$0.18	$0.00	$0.18
Diluted Earnings per share:
Income (loss) from continuing operations	$0.18	$0.00	$0.18

	At June 30, 2009
	As Previously	Restatement
	Reported	amount	As Restated
Balance Sheet (unaudited):
Prepaid expenses and other assets	$2,716	$(127)	$2,589
Total current assets	$90,912	$(127)	$90,785
Deferred tax assets, net	$9,953	$52	$10,005
Total Assets	$130,299	$(75)	$130,224
Retained earnings	$(15,720)	$(75)	$(15,795)
Total Liabilities and Stockholders’ Equity	$130,299	$(75)	$130,224

	Six Months Ended June 30, 2009
	As Previously	Restatement
	Reported	amount	As Restated
Statements of Cash flows (unaudited):
Net Income	$(3,081)	$(75)	$(3,156)
Impairment charge	$1,262	$223	$1,485
Other accrued liabilities	$(1,994)	$(223)	$(2,217)
Prepaid expenses and other assets	$(372)	$127	$(245)
Deferred tax assets	$199	$(52)	$147
Net cash provided by operating activities	$3,986	—	$3,986

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This amendment is being filed to restate our condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of cash flows, and notes to condensed consolidated financial statements for the quarterly period ended June 30, 2009 to correct an error in accounting for income taxes as described below and in footnote 16 to the condensed consolidated financial statements herein. We also revised the discussion under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Item 4, Controls and Procedures in light of the restatement. The error was discovered on October 29, 2009 in the preparation of the income tax provision for the quarter ended September 30, 2009.
Summary of Misstatement in the Quarter Ended June 30, 2009
During the quarter ended June 30, 2009 we entered into a plan of liquidation for the Wi-Sys legal entity as part of our consolidation of Wi-Sys’ operations into PCTEL in order to achieve operating cost synergies. Pursuant to that liquidation, we incurred $275 of Canadian income taxes related to the transfer of assets from the Canadian entity to our U.S. entity. We initially recorded those taxes as income tax expense in the quarter. Under accounting for income taxes incurred related to the transfer of assets between companies in a controlled group, the Canadian taxes should have been charged to deferred taxes with the balance amortized over the life of the related assets. Therefore income tax expense during the quarter was overstated by $275.
Summary of Misstatement Year to date as of the Quarter Ended June 30, 2009
We filed an amendment for the quarter ended March 31, 2009 to restate our condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of cash flows, and notes to condensed consolidated financial statements to correct two errors in accounting for income taxes as described below and in footnote 21 of that filing to the condensed consolidated financial statements therein. We also revised the discussion under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Item 4, Controls and Procedures in light of the restatement. The errors were discovered on October 29, 2009 in the preparation of the income tax provision for the quarter ended September 30, 2009.
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
The effect of the misstatements year to date are presented in this amendment as compared to the original filings on form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. The year to date effect of the misstatements on the income statement is that goodwill impairment expense is understated by $223, income tax expense is overstated by $148, and net income is overstated by $75.
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
Impairment of Goodwill, as Restated

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Impairment of goodwill	$—	$—	$1,485	$—
Percentage of revenues	—	—	5.4%	—
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
Provision (Benefit) for Income Taxes, as Restated

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Provision (benefit) for income taxes	$(700)	$1,027	$(1,296)	$1,764
Effective tax rate	35.1%	66.0%	29.1%	63.7%
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
The following table summarizes the stock-based compensation expense by income statement line item for the three months and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of revenues	$75	$124	$187	$216
Research and development	205	148	344	302
Sales and marketing	149	237	287	392
General and administrative	719	904	1,149	1,652

Total continuing operations	1,148	1,413	1,967	2,562
Discontinued operations	—	—	—	187

Total	$1,148	$1,413	$1,967	$2,749

Liquidity and Capital Resources, as Restated

	Six Months Ended
	June 30.
	2009	2008
	(Restated)
Net (loss) income from continuing operations	$(3,156)	$1,007
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	5,152	2,568
Changes in operating assets and liabilities	1,990	2,977

Net cash provided by operating activities	3,986	6,552
Net cash (used in) provided by investing activities	(8,203)	7,537
Net cash used in financing activities	(378)	(32,810)
Net cash provided by discontinued operations	$—	$50,253

Cash and cash equivalents at end of period	$40,189	$58,158
Short-term investments at end of quarter	27,768	11,609
Long-term investments at end of quarter	11,492	14,873
Working capital at the end of quarter	$85,284	$76,008
Liquidity and Capital Resources Overview
At June 30, 2009, our cash and investments were approximately $79.4 million and we had working capital of $85.3 million. The increase in cash and investments of $1.6 million at June 30, 2009 compared to December 31, 2008 is due primarily to positive cash flows from operations of approximately $4.0 million offset by the acquisition of Wi-Sys for approximately $2.3 million.
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
Item 4: Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer originally concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission rules and forms. Subsequently, an accounting error related to the preparation and review of the quarterly income tax provision was identified. The condensed consolidated financial statements were restated for this error, indicating the presence of a material weakness. Upon review of the effect that the accounting error and material weakness had on the previous assessment, our Chief Executive Officer and Chief Financial Officer changed their conclusion and determined that, as of June 30, 2009, our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q/A. Due to this material weakness, in preparing our restated condensed consolidated financial statements as of and for the period ended June 30, 2009, we performed additional procedures relating to accounting for income taxes to enable our management to conclude that the condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.
Our processes, procedures and controls related to the preparation and review of the quarterly income tax provision were not effective to ensure that amounts related to the income tax provision were accurate. This material weakness resulted in an accounting error. The error did not affect our sales, operating expenses, or cash flow. However, the error did result in the understatement of current assets, total assets, and the overstatement of income tax expense both for the current and year to date interim fiscal periods reported. The error also resulted in an understatement of net income for the current interim fiscal period and an overstatement of net income for the year to date interim fiscal period.
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
Other than the change discussed above, there have been no significant changes in our internal controls over financial reporting as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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