Form 10-Q
period 2009-09-30
PC TEL INC
filed 2009-11-09
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-27115
PCTEL, Inc.
(Exact Name of Registrant as Specified in Its Charter)

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,678,477 as of November 1, 2009

PCTEL, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2009

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
PCTEL Inc.
Condensed Consolidated Balance Sheets
(in thousands except per share amounts)

	(unaudited)
	September 30,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$42,596	$44,766
Short-term investment securities	25,900	17,835
Accounts receivable, net of allowance for doubtful accounts of $141 and $121 at September 30, 2009 and December 31, 2008, respectively	11,525	14,047
Inventories, net	8,407	10,351
Deferred tax assets, net	1,148	1,148
Prepaid expenses and other assets	2,695	2,575

Total current assets	92,271	90,722

Property and equipment, net	12,132	12,825
Long-term investment securities	9,972	15,258
Goodwill	—	384
Other intangible assets, net	4,366	5,240
Deferred tax assets, net	9,730	10,151
Other noncurrent assets	899	926

TOTAL ASSETS	$129,370	$135,506

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,443	$2,478
Accrued liabilities	4,063	6,198

Total current liabilities	5,506	8,676

Long-term liabilities	1,692	1,512

Total liabilities	7,198	10,188

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,657,839 and 18,236,236 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	18	18
Additional paid-in capital	138,553	137,930
Accumulated deficit	(16,550)	(12,639)
Accumulated other comprehensive income	151	9

Total stockholders’ equity	122,172	125,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,370	$135,506

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
CONTINUING OPERATIONS
REVENUES	$13,709	$20,087	$41,216	$58,661
COST OF REVENUES	7,283	10,527	22,061	30,627

GROSS PROFIT	6,426	9,560	19,155	28,034

OPERATING EXPENSES:
Research and development	2,673	2,591	8,010	7,387
Sales and marketing	1,845	2,543	5,841	8,180
General and administrative	2,169	2,619	7,245	8,372
Amortization of other intangible assets	553	552	1,660	1,544
Restructuring charges	—	—	494	364
Impairment of goodwill	—	—	1,485	—
Loss on sale of product lines and related note receivable	—	882	454	882
Gain on sale of assets and related royalties	—	(200)	(400)	(600)

Total operating expenses	7,240	8,987	24,789	26,129

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(814)	573	(5,634)	1,905
Other income, net	375	120	742	1,557

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(439)	693	(4,892)	3,462
Provision (benefit) for income taxes	316	(10,216)	(981)	(8,451)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(755)	10,909	(3,911)	11,913

DISCONTINUED OPERATIONS
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PROVISION	—	157	—	37,035

NET INCOME (LOSS)	($755)	$11,066	($3,911)	$48,948

Basic Earnings per Share:
Income (Loss) from Continuing Operations	($0.04)	$0.60	($0.22)	$0.61
Income from Discontinued Operations	$0.00	$0.01	$0.00	$1.90
Net Income (Loss)	($0.04)	$0.61	($0.22)	$2.51

Diluted Earnings per Share:
Income (Loss) from Continuing Operations	($0.04)	$0.58	($0.22)	$0.60
Income from Discontinued Operations	$0.00	$0.01	$0.00	$1.87
Net Income (Loss)	($0.04)	$0.59	($0.22)	$2.48

Weighted average shares — Basic	17,559	18,164	17,573	19,525
Weighted average shares — Diluted	17,559	18,709	17,573	19,761
The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities:
Net (loss) income	($3,911)	$48,948
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Income from discontinued operations	—	(37,035)
Depreciation and amortization	3,321	2,956
Impairment charge	1,485	882
Amortization of stock based compensation	2,670	3,469
Loss from investments	—	696
Gain on sale of assets and related royalties	(400)	(600)
Loss on disposal/sale of property and equipment	34	39
Restructuring costs	166	(1,239)
Loss on sale of product lines and related note receivable	454	—
Payment of withholding tax on stock based compensation	(767)	(937)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,842	917
Inventories	2,238	(248)
Prepaid expenses and other assets	(456)	(314)
Accounts payable	(1,173)	467
Income taxes payable	(143)	(8)
Accrued liabilities	(2,402)	(2,053)
Deferred tax assets	421	2,291
Deferred revenue	(15)	(30)

Net cash provided by operating activities	4,364	18,201

Investing Activities:
Capital expenditures	(948)	(1,956)
Proceeds from disposal of property and equipment	—	35
Purchase of investments	(21,290)	(12,739)
Redemptions/maturities of short-term investments	18,633	24,354
Proceeds on sale of assets and related royalties	400	600
Purchase of assets/businesses, net of cash acquired	(2,260)	(3,930)

Net cash (used in) provided by investing activities	(5,465)	6,364

Financing Activities:
Proceeds from issuance of common stock	427	2,239
Payments for repurchase of common stock	(1,515)	(29,621)
Tax benefit from stock option exercises	—	1,979
Cash dividend	—	(10,294)
Repayments of short-term borrowings	—	(112)

Net cash used in financing activities	(1,088)	(35,809)

Cash flows from discontinued operations:
Net cash used in operating activities	—	(105)
Net cash provided by investing activities	—	38,479
Net cash provided by financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(2,189)	27,130
Effect of exchange rate changes on cash	19	(81)
Cash and cash equivalents, beginning of year	44,766	26,632

Cash and Cash Equivalents, End of Period	$42,596	$53,681

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2009 (UNAUDITED)
(in thousands)
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
The company has also filed the following amendments to restate the company’s previously-issued financial statements for the period ended March 31, 2009, and the company’s previously-issued financial statements for period ended June 30, 2009:
•	Amendment No. 1 on Form 10-Q/A, filed with the Securities and Exchange Commission (“SEC”) on November 4, 2009, to the company’s quarterly report on Form 10-Q for the period ended March 31, 2009, originally filed on May 11, 2009.

•	Amendment No. 1 on Form 10-Q/A, filed with the SEC on November 4, 2009, to the company’s quarterly report on Form 10-Q for the period ended June 30, 2009, originally filed on August 10, 2009.
These financial statements should be read in conjunction with the restated condensed consolidated financial statements and notes thereto for the period ended March 31, 2009 included on Form 10-Q/A and with the restated condensed consolidated financial statements and notes thereof for the period ended June 30, 2009 included on Form 10-Q/A.
Summary of Misstatement in the Quarter Ended March 31, 2009
The company acquired Wi-Sys Communications Inc. (“Wi-Sys”), a Canadian manufacturer of products for GPS, terrestrial and satellite communication systems, including programmable GPS receivers and high performance antennas, through a purchase of all of Wi-Sys’ common stock for $2.3 million in cash on January 5, 2009. When recording the initial Wi-Sys balance sheet at fair value under the acquisition method of accounting in the quarter ended March, 31, 2009, the company did not record a $223 deferred tax liability, with correspondent recording of additional goodwill, for the effect of the book over tax basis in the related intangible asset. The company evaluated at the time, in error, that it would treat the permanent difference as a reconciling item in its reconciliation of effective tax rate to statutory rate. During the same quarter, the company impaired all of its goodwill, resulting in goodwill impairment expense being understated by $223, equal to the amount of the unrecorded deferred tax liability.
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
Summary of Misstatement in the Six Months Ended June 30, 2009
The year to date effect of the misstatements on the income statement is that goodwill impairment expense is understated by $223, income tax expense is overstated by $148, and net income is overstated by $75.

Nature of Operations
PCTEL focuses on wireless broadband technology related to propagation and optimization. The company designs and develops innovative antennas that extend the reach of broadband and other wireless networks that simplify the implementation of those networks. The company provides highly specialized software-defined radios that facilitate the design and optimization of broadband wireless networks. The company supplies its products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value added resellers (“VARs”) and other original equipment manufacturers (“OEMs”).
On January 5, 2009, the company acquired all of the outstanding share capital of Wi-Sys. During the second quarter 2009, the company exited the Canadian facility and fully integrated the Wi-Sys product lines into the company’s antenna product operations in Bloomingdale, Illinois. During the nine months ended September 30, 2009, the company incurred a restructuring charge of $0.2 million for employee severance, lease termination costs, and disposition of assets.
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
The company also had a reporting unit that licensed an intellectual property portfolio in the area of analog modem technology. As of June 30, 2009, the revenues and cash flows associated with this reporting unit were substantially complete. Based on the financial information for 2009 and for comparable periods, this reporting unit does not meet the quantitative threshold requirements of a reportable segment. As such, the results for licensing are aggregated with the rest of the company.
On December 10, 2007, the company entered into an Asset Purchase Agreement with Smith Micro Software, Inc. (“Smith Micro”), to sell substantially all the assets of its Mobility Solutions Group (“MSG”). On January 4, 2008, the company completed the sale of MSG. As required by GAAP, the condensed consolidated financial statements separately reflect the MSG operations as discontinued operations for 2008.
Basis of Consolidation and Foreign Currency Translation
The condensed consolidated balance sheet as of September 30, 2009 and the condensed consolidated statements of operations and cash flows for the three months and nine months ended September 30, 2009 and 2008 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2008.
The condensed consolidated financial statements include the accounts of the company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The unaudited interim condensed consolidated financial statements of the company have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies followed by the company are set forth within the company’s Annual Report on Form 10-K for the year ended December 31, 2008. There were no changes in the company’s significant accounting policies during the three months and nine months ended September 30, 2009. In addition, the company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2008 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the 2008 Form 10-K.
The company is exposed to foreign currency fluctuations due to our foreign operations and international sales. The functional currency for the company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income (loss). Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net were $0 and ($34) for the three months and nine months ended September 30, 2009, respectively. Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net were ($134) and $84 for the three months and nine months ended September 30, 2008, respectively

2. Recent Accounting Pronouncements
On September 30, 2009, the company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the condensed consolidated financial statements.
In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of these changes did not have a material effect on the condensed consolidated financial statements.
In June 2009, the FASB issued changes related to accounting for transfers of financial assets. The changes will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains risk related to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. These changes are effective for fiscal years beginning after November 15, 2009. The company does not expect the adoption of these changes to have a material impact on the condensed consolidated financial statements.
In June 2009, the FASB issued changes related to variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. These changes will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the company in the first quarter of 2010. The company does not expect the adoption of these changes to have a material impact on the condensed consolidated financial statements
Effective June 30 2009, the company adopted Accounting Standards Codification (“ASC”) 855-10, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. The adoption of ASC 855-10 did not have a material effect on the condensed consolidated financial statements. In accordance with ASC 855-10, the company reviewed for subsequent events through November 9, 2009.
Effective June 30 2009, the company adopted ASC 825-10, which requires an entity to provide disclosures about fair value of financial instruments in interim financial information. Under this ASC, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, the company shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The adoption of ASC 825-10 did not have a material effect on the condensed consolidated financial statements.

In January 2009, the company adopted ASC 350-30, which requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension. The adoption of ASC 350-30 did not have a material impact on the condensed consolidated financial statements.
In January 2009, the company adopted ASC 810-10, which describes a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810-10 establishes accounting and reporting standards that require, among other items: (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) the amount of consolidated net income (loss) attributable to the parent and the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income; and (c) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of ASC 810-10 did not have a material impact on the condensed consolidated financial statements.
3. Balance Sheet Data
Cash and Cash equivalents
At September 30, 2009, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At September 30, 2009 and December 31, 2008, the company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The company restricts its investments in money market funds to those invested 100% in either short term U.S. Government Agency securities, or bank repurchase agreements collateralized by the these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). Approximately $24.2 million and $38.9 million of the company’s cash and cash equivalents were insured through the Treasury Guarantee Program at September 30, 2009 and at December 31, 2008, respectively.
The company had cash equivalents in foreign bank accounts of $1.9 million and $1.8 million at September 30, 2009 and December 31, 2008, respectively.
Investments
At September 30, 2009 and December 31, 2008, the company’s short-term and long-term investments consisted of pre-refunded municipal bonds, U.S. Government Agency bonds, AA rated corporate bonds, and shares in a Bank of America affiliated fund, the Columbia Strategic Cash Portfolio (“CSCP”),
CSCP
At September 30, 2009, the company’s shares of the CSCP had a recorded value of approximately $1.9 million. The CSCP is an enhanced cash money market fund that has been negatively impacted by the turmoil in the credit markets. This investment is classified as available for sale and is carried at fair value. In December 2007, the CSCP was closed to new subscriptions and redemptions, and changed its method of valuing shares from the amortized cost method to the market value of the underlying securities of the fund. The CSCP manager is in the process of liquidating the fund and returning cash to the shareholders. During the nine months ended September 30, 2009, the company received share redemption payments of approximately $7.0 million, and recorded $0.3 million in realized gains from these redemptions. At September 30, 2009, the company recorded in comprehensive income unrealized gains of $0.1 million, in net asset value from the CSCP marking the underlying assets of the fund to market. Starting in December 2007 and through September 30, 2009, the company has recorded cumulative losses on its CSCP investment of $2.5 million. At September 30, 2009, approximately $2.2 million of these losses had been realized through share liquidation payments and approximately $0.3 million remains unrealized. Future impairment charges may result until the fund is fully liquidated, depending on market conditions.
The CSCP fund manager provides a report of the CSCP fund share net asset value to shareholders on a daily basis, a report of the CSCP underlying securities holdings on a monthly basis, and a report of the liquidation status on a monthly basis. The CSCP fund shares are not tradable. In order to determine the fund’s net asset value, the CSCP fund manager utilizes a combination of unadjusted quoted prices in active markets for identical assets (Level 1 inputs), unadjusted quoted prices for identical or similar assets in both active and inactive markets (Level 2 inputs), and unobservable inputs for distressed assets (Level 3 inputs). They do not disclose the amount of net asset value attributable to each level. The net asset value per fund share provided by the CSCP fund manager is used by management as the basis for its determination of fair value of the CSCP fund shares. The company classifies that input in its entirety at the lowest level of the inputs used by the CSCP fund manager (Level 3). Based on the total assets in the fund, the underlying assets of the $1.9 million investment in the fund at September 30, 2009 consist of approximately $0.4 million of cash and accrued interest and $1.5 million of asset backed securities primarily in the areas of residential mortgages, credit card debt, and auto loans. At September 30, 2009, approximately 80% of the CSCP holdings were in cash, accrued interest and securities with an S&P rating of A or better. Twenty percent of the fund’s holdings are comprised of securities with S&P ratings of lower than A or were not rated.
Based on the continued illiquidity of the commercial paper market, management believes that the most accurate estimate of the CSCP liquidation schedule is found in the weighted average lives of the CSCP fund’s underlying securities, adjusted for an allowance for the historical accuracy of the weighted average lives. Based on that methodology, the company classified approximately $1.5 million of the CSCP investment as short-term investment securities and approximately $0.4 million as long-term investment securities in the condensed consolidated balance sheets at September 30, 2009. The company is unable to determine when the long-term investment portion will be liquidated.
Bonds
The company has invested $32.9 million in pre-refunded municipal bonds and U.S. Government Agency bonds and $1.5 million of AAA rated corporate bonds. The income and principal from the pre-refunded bonds is secured by an irrevocable trust of U.S Treasury securities. The bonds classified as short-term investments have original maturities greater than 90 days and mature in less than one year. The company classified $9.6 million as long-term investment securities because the original maturities were greater than one year. Of this total, $4.5 million mature in 2010 and $5.1 million mature in 2011. The bonds are classified as held to maturity and are carried at amortized cost. At September 30, 2009, approximately 24% of the company’s bonds were protected by bond default insurance.
Cash equivalents and investments consist of the following:

	September 30,	December 31,
	2009	2008

Cash and cash equivalents	$42,596	$44,766

Bonds:
Short-term	24,429	13,600
Long-term	9,535	10,930

Available for sale securities:
Short-term	1,471	4,235
Long-term	437	4,328

Total	$78,468	$77,859

The financial assets are measured for fair value on a recurring basis. The fair value measurements of the financial assets at September 30, 2009 were as follows:

	Quoted at Prices	Signficant Other
	in Active Markets	Unobservable
	for Identical Assets	Inputs
	(Level 1)	(Level 3)	Total

Cash equivalents	$40,696	$—	$40,696

Bonds:
Short-term	24,504	—	24,504
Long-term	9,688	—	9,688

Available for sale securities:
Short-term	—	1,471	1,471
Long-term	—	437	437

Total	$74,888	$1,908	$76,796

The bonds and cash equivalents are carried at amortized cost on the company’s condensed consolidated balance sheets.
The activity related to the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows for the nine months ended September 30, 2009:

	Short-term	Long-term	Total
	investment	investment	investment
	securities	securities	securities
Balance at December 31, 2008	$4,235	$4,328	$8,563
Redemptions	(7,044)	—	(7,044)
Unrealized gain on investments	122	—	122
Realized gain on investments	267	—	267
Reclassifications	3,891	(3,891)	—

Balance at September 30, 2009	$1,471	$437	$1,908

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at invoiced amount and the standard terms are net 30 days. The company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required. The company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The company’s allowance for doubtful accounts was $0.1 million at September 30, 2009 and December 31, 2008, respectively. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.
Unbilled receivables were $0.2 million and $0.1 million at September 30, 2009 and December 31, 2008, respectively.
Inventories
Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories as of September 30, 2009 and December 31, 2008 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The company had consigned inventory of $0.4 million and $0.9 million at September 30, 2009 and December 31, 2008, respectively. The company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. As of September 30, 2009 and December 31, 2008, the allowance for inventory losses was $1.3 million and $1.0 million, respectively.

Inventories consisted of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Raw materials	$6,294	$7,650
Work in process	400	377
Finished goods	1,713	2,324

Inventories, net	$8,407	$10,351

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
Property and equipment consists of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Building	$6,207	$6,193
Land	1,770	1,770
Computers and office equipment	3,895	3,545
Manufacturing and test equipment	7,048	6,573
Furniture and fixtures	1,116	1,176
Leasehold improvements	166	120
Motor vehicles	27	27

Total property and equipment	20,229	19,404
Less: Accumulated depreciation and amortization	(8,097)	(6,579)

Property and equipment, net	$12,132	$12,825

Goodwill
The company’s goodwill balance was $0 and $0.4 million on the condensed consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively. In January 2009, the company recorded goodwill of $1.1 million related to the acquisition of Wi-Sys. In March 2009, the company recorded goodwill impairment of $1.5 million because of the company’s low market capitalization. The impairment represented the full amount of the goodwill from the Wi-Sys acquisition and $0.4 million remaining from the company’s licensing unit.
The company tests goodwill for impairment on an annual basis. The company performs the annual impairment test of goodwill at the end of the first month of the fiscal fourth quarter (October 31st), or at an interim date if an event occurs or if circumstances change that would more likely than not reduce the fair value of a segment below its carrying value. At March 31, 2009, we tested our goodwill for impairment due to the company’s market capitalization being below its carrying value. The company considered this market capitalization deficit as a triggering event for purposes of analyzing goodwill for impairment.

Intangible Assets
The company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of September 30, 2009 and December 31, 2008 are as follows:

	September 30,			December 31,
	2009			2008
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$9,580	$6,221	$3,359	$8,850	$5,048	$3,802
Patents and technology	6,027	5,621	406	5,990	5,338	652
Trademarks and trade names	2,278	1,677	601	2,260	1,474	786
Other, net	1,508	1,508	—	1,508	1,508	—

	$19,393	$15,027	$4,366	$18,608	$13,368	$5,240

The decrease in intangible assets at September 30, 2009 compared to December 31, 2008 reflects the addition of $0.8 million for the acquisition of Wi-Sys in January 2009 minus amortization of $1.7 million for the nine months ended September 30, 2009. Based on the triggering event related to the company’s market capitalization in the first quarter 2009, the company reevaluated the carrying value of the intangible assets. The company concluded that there was no impairment of other intangible assets in relation to the test at March 31, 2009. There was no triggering event in the second or third quarter 2009. Based on the company’s review of intangible assets, there was no impairment of other intangible assets at September 30, 2009.
Liabilities
Accrued liabilities consist of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Inventory receipts	$953	$2,667
Paid time off	732	741
Royalties	624	—
Payroll, bonuses, and other employee benefits	513	1,252
Taxes and fees	402	605
Warranties	189	193
Professional fees	149	230
Prepaid accounts receivable	102	124
Employee stock purchase plan	88	193
Restructuring	—	65
Other	311	128

Total	$4,063	$6,198

Long-term liabilities consist of the following:

	September 30,	December 31,
	2009	2008
Executive deferred compensation plan	$875	$658
Income tax liabilities	642	642
Other long-term liabilities	175	212

	$1,692	$1,512

4. Discontinued Operations
Disposal of Mobility Solutions Group
On January 4, 2008, the company completed the sale of MSG to Smith Micro in accordance with an Asset Purchase Agreement entered into between the two companies and publicly announced on December 10, 2007. Under the terms of the Asset Purchase Agreement, Smith Micro purchased substantially all of the assets of the MSG for total consideration of $59.7 million in cash. In the transaction, the company retained the accounts receivable, non customer-related accrued expenses and accounts payable of the division. Substantially all of the employees of MSG continued as employees of Smith Micro in connection with the completion of the acquisition. The results of operations of MSG have been classified as discontinued operations for the three months and nine months ended September 30, 2008. The company recognized a gain on sale before tax of $60.3 million in January 2008. There was no activity related to discontinued operations during the three months and nine months ended September 30, 2009.
Summary results of operations for the discontinued operations included in the condensed consolidated statement of operations for the three months and nine months ended September 30, 2008, were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Revenues	$—	$122
Operating costs and expenses	—	(400)
Restructuring expenses	(5)	(19)
Gain on disposal	—	60,336

Income (loss) from discontinued operations, before taxes	(5)	60,039
Provision (benefit) for income tax	(162)	23,004

Income from discontinued operations, net of tax	$157	$37,035

Income from discontinued operations per common share:
Basic	$0.01	$1.90
Diluted	$0.01	$1.87

Shares used in computing basic earnings per share	18,164	19,525
Shares used in computing diluted earnings per share	18,709	19,761
5. Acquisitions and Dispositions
Business combinations are accounted for using the acquisition method (formerly called the purchase method). In general the acquisition method requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business may be included as part of the business combination accounting. As a result, those costs are charged to expense when incurred, except for debt or equity issuance costs, which are accounted for in accordance with other generally accepted accounting principles.
The new measurement requirements also change the accounting for contingent consideration, in process research and development, and restructuring costs. In addition changes in uncertain tax positions or valuation allowances for deferred tax assets acquired in a business combination are recognized as adjustments to income tax expense or contributed capital, as appropriate, even if the deferred tax asset or tax position was initially acquired.
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
Wi-Sys manufactured products for GPS, terrestrial and satellite communication systems, including programmable GPS receivers and high performance antennas in Ottawa, Canada. The Wi-Sys antenna product line augments the company’s GPS antenna product line. Wi-Sys revenues for the year ended December 31, 2008 were approximately $2.2 million. The revenues and expenses for Wi-Sys are included in the company’s financial results for the three months and nine months ended September 30, 2009.
The purchase price of $2.3 million for the assets of Wi-Sys was allocated based on fair value: $0.8 million to tangible assets and $0.4 million to liabilities assumed, $0.7 million to customer relationships, and $0.1 million to core technology and trade names. The $1.1 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The goodwill is not amortizable for book purposes or deductible for tax purposes. The intangible assets have a weighted average amortization period of 5.5 years. The company estimated the fair value (and remaining useful lives) of the assets and liabilities.
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
Acquisition of Bluewave
On March 14, 2008, the company entered into and closed an Asset Purchase Agreement (the “Bluewave APA”) with Bluewave, a privately owned Canadian company. Under terms of the Bluewave APA, the company purchased, on a debt free basis, all of the intellectual property, selected manufacturing fixed assets, and all customer relationships related to Bluewave’s antenna product lines. The total consideration was $3.9 million in cash. The only liability the company assumed was for product warranty, which has been historically immaterial. The Bluewave antenna product line augments the company’s LMR antenna product line. In 2008, the revenues and expenses for Bluewave are included in the company’s financial results from the date of the acquisition through September 30, 2008.
The purchase price of $3.9 million for selected assets of Bluewave was allocated $3.3 million to intangible assets and $0.1 million to tangible assets. The $0.5 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. As a result of the company’s annual impairment test of goodwill in the fourth quarter 2008, this goodwill was written off at December 31, 2008. The intangible assets have a weighted average amortization period of 6 years. The company estimated the fair value (and remaining useful lives) of the assets acquired.
The following is the allocation of the purchase price for Bluewave:

Fixed Assets:
Computer software	$46
Tooling	60

Total fixed assets	$106

Intangible Assets:
Core technology	$290
Customer relationships	2,850
Trade name	160
Backlog	8
Goodwill	486

Total intangibles assets	$3,794

Total assets acquired	$3,900

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
SWTS was formed at the effective date of this sale to specifically house the operations of the four antenna lines and the sales activities related to the representation of the company’s remaining antenna products in Europe. SWTS was capitalized with equity of $0.1 million and the company’s promissory note of $0.6 million. The company concluded that SWTS is a variable interest entity because of the company’s promissory note and because total equity investment of SWTS at risk is insufficient to finance the activities of SWTS without additional subordinated financial support. Per the company’s analysis, the company concluded that it is not the primary beneficiary of SWTS because the risks and other incidents of ownership were in fact transferred to the buyer. The shareholders of SWTS maintain all voting rights and decision making authority over SWTS activities. The company’s analysis included significant judgment related to projections of revenues, income, and cash flows of SWTS. Because the company is not the primary beneficiary of SWTS, the company does not consolidate the results of SWTS in its financial statements.
In the year ended December 31, 2008, the company recorded a $0.9 million loss on sale of product lines, separately within operating expenses in the consolidated statements of operations. The net loss included the book value of the assets sold to SWTS, impairment charges and non-contingent incentive payments due the new employees of SWTS, net of the proceeds due to the company. The company sold inventory with a net book value of $0.8 million and wrote off intangible assets including goodwill of $0.5 million. The intangible asset write-off was the net book value and the goodwill write-off was a pro-rata portion of goodwill. The company paid incentive payments of $0.1 million and calculated $0.5 million in proceeds based on the principal value of the installment payments excluding imputed interest.
The net receivable balance from SWTS was $0 and $0.5 million in the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively. At June 30, 2009, the company reserved for the $0.5 million receivable balance from SWTS due to uncertainty of collection. The reserve was recorded as a loss on sale of product lines and related note receivable in the condensed consolidated statements of operations. As of September 30, 2009, the rep relationship constitutes the company’s continuing involvement with SWTS. SWTS sells the company’s antennas to the same customer base that were currently sold to and attempts to expand that customer base on its own. SWTS also manufactures and sells the four antenna lines purchased from the company. At September 30, 2009, there is no exposure to loss from SWTS.
6. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic Earnings Per Share computation:
Numerator:
Net income (loss)	($755)	$11,066	($3,911)	$48,948
Denominator:
Common shares outstanding	17,559	18,164	17,573	19,525

Basic income (loss) per share	($0.04)	$0.61	($0.22)	$2.51

Diluted Earnings Per Share computation:
Numerator:
Net income (loss)	($755)	$11,066	($3,911)	$48,948
Denominator:
Common shares outstanding	17,559	18,164	17,573	19,525
Restricted shares subject to vesting	*	339	*	141
Employee common stock option grants	*	206	*	95

Total shares	17,559	18,709	17,573	19,761

Diluted income (loss) per share	($0.04)	$0.59	($0.22)	$2.48

*	These amounts have been excluded since the effect is anti-dilutive. The weighted average common stock option grants and Restricted Shares excluded from the calculations of diluted net loss per share were 279,000 and 274,000 for the three months and nine months ended September 30, 2009, respectively.
7. Stock-Based Compensation
Total stock compensation expense for the three months ended September 30, 2009 was $0.7 million in the condensed consolidated statement of operations, which included $0.7 million of restricted stock amortization and $0.1 million for stock option and stock purchase plan expenses offsetting $0.1 million expense reversal for stock bonuses. Total stock compensation expense for the nine months ended September 30, 2009 was $2.7 million in the condensed consolidated statement of operations, which included $2.4 million of restricted stock amortization and $0.3 million for stock option expense and stock purchase plan expenses.
Total stock compensation expense for the three months ended September 30, 2008 was $0.9 million for continuing operations in the condensed consolidated statement of operations, which included $0.8 million of restricted stock amortization and $0.1 million for stock option and employee stock purchase plan expenses. Total stock compensation expense for the nine months ended September 30, 2008 was $3.5 million for continuing operations in the condensed consolidated statement of operations, which included $2.4 million of restricted stock amortization, $0.6 million for stock bonuses, and $0.5 million for stock option and stock purchase plan expenses. The company also recorded stock compensation of $0.2 million related to discontinued operations in the nine months ended September 30, 2008.
Restricted Stock — Serviced Based
The company grants restricted shares as employee incentives as permitted under the company’s 1997 Stock Plan, as amended and restated (“1997 Stock Plan”). In connection with the grant of restricted stock to employees, the company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. Such amount is presented as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the applicable shares. These grants vest over various periods, but typically vest over four years. For the three months ended September 30, 2009, the company issued 3,000 shares of restricted stock with a fair value of $17 and recorded cancellations of 14,305 shares with grant date fair value of $74. For the nine months ended September 30, 2009, the company issued 580,350 shares of restricted stock with a fair value of $2.4 million and recorded cancellations of 35,255 shares with grant date fair value of $0.3 million.
For the three months ended September 30, 2008, the company issued 2,200 shares of restricted stock with a grant date fair value of $20 and recorded cancellations of 9,675 shares with grant date fair value of $77. For the nine months ended September 30, 2008, the company issued 316,482 shares of restricted stock with a fair value of $2.2 million and recorded cancellations of 215,288 shares with grant date fair value of $2.0 million.
For the three months and nine months ended September 30, 2009, 10,675 and 235,149 restricted shares vested with a grant date fair value of $116 and $2.1 million, respectively. For the three months and nine months ended September 30, 2008, 65,250 and 317,845 restricted shares vested with a grant date fair value of $740 and $3.1 million, respectively.
At September 30, 2009, total unrecognized compensation expense related to restricted stock was approximately $6.6 million, net of forfeitures to be recognized through 2013 over a weighted average period of 1.7 years.
A summary of the company’s service-based restricted stock activity follows for the nine months ended September 30, 2009:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance at December 31, 2008	853,307	$8.29
Shares awarded	580,350	4.17
Shares vested	(235,149)	8.79
Shares cancelled	(35,255)	7.20

Balance at September 30, 2009	1,163,253	$6.17
The intrinsic value of vested service-based restricted stock was as follows for the three months and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Intrinsic value — service based restricted shares	$69	$678	$1,570	$2,277
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
The company did not issue stock options and there were no stock option exercises during the nine months ended September 30, 2009. During the three months and nine months ended September 30, 2009, respectively, 51,347 and 82,466 options were either forfeited or expired.

The company issued 1,800 and 127,500 options during the three and nine months ended September 30, 2008, respectively. The company received $3.2 million in proceeds from the exercise of 437,009 options during the three months ended September 30, 2008 and the company received $3.8 million in proceeds from the exercise of 510,573 options during the nine months ended September 30, 2008.
At September 30, 2009, total unrecognized compensation expense related to stock options was approximately $85, net of forfeitures to be recognized through 2012 over a weighted average period of 1.0 year.
The intrinsic value of stock options exercised was as follows for the three months and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Intrinsic value — stock options	$0	$1,319	$0	$1,378
The range of exercise prices for options outstanding and exercisable at September 30, 2009 was $6.16 to $59.00. The following table summarizes information about stock options outstanding under all stock plans at September 30, 2009:

				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted-		Weighted
Range of			Number	Contractual Life	Average	Number	Average
Exercise Prices			Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$6.16	—	$7.30	237,665	5.44	$6.96	213,728	$7.02
7.40	—	7.93	245,104	4.19	7.68	239,777	7.69
7.95	—	8.62	239,858	4.10	8.24	231,564	8.23
8.63	—	9.16	348,127	5.83	9.03	317,471	9.02
9.19	—	10.25	247,750	5.87	9.74	210,621	9.75
10.46	—	10.70	256,206	4.54	10.68	254,931	10.68
10.72	—	11.60	326,970	4.36	11.28	320,408	11.28
11.65	—	11.84	335,600	4.48	11.78	335,600	11.78
12.16	—	13.30	33,400	3.88	12.82	33,400	12.82
59.00	—	59.00	7,500	0.34	59.00	7,500	59.00

$6.16	—	$59.00	2,278,180	4.83	$9.79	2,165,000	$9.85
The intrinsic value and contractual life of the options outstanding and exercisable at September 30, 2009 were as follows:

	Weighted Average
	Contractual Life	Intrinsic Value
Options Outstanding	4.83	$1
Options Exercisable	4.69	$0
The intrinsic value is based on the share price of $6.25 at September 30, 2009.

A summary of the company’s stock option activity and related information follows for the nine months ended September 30, 2009:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Outstanding at December 31, 2008	2,360,646	$9.80
Granted	—	—
Exercised	—	—
Expired	(73,333)	9.92
Forfeited	(9,133)	9.74

Outstanding at September 30, 2009	2,278,180	$9.79

Exercisable at September 30, 2009	2,165,000	$9.85
The fair value of each unvested option was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions during the nine months ended September 30:

	September 30,	September 30,
	2009	2008
Weighted average fair value of options granted	—	$1.97

Dividend yield	—	None
Risk-free interest rate	—	2.7%
Expected volatility	—	40%
Expected life (in years)	—	2.4
There were no stock options granted during the nine months ended September 30, 2009.
Performance Shares
The company grants performance based restricted stock rights to certain executive officers. The performance shares vest upon achievement of defined performance goals such as revenue and earnings. The performance based stock rights are amortized based on the estimated achievement of the performance goals.
During the nine months ended September 30, 2009, the company did not issue any performance based restricted stock rights and did not record any cancellations of performance shares. In the first quarter 2009, 10,342 performance shares vested with a grant date value of $82. In the first quarter 2008, the company issued 25,000 performance shares with a fair value of $169 and 5,330 performance shares vested with a grant date fair value of $56. No performance shares vested in the three months ended September 30, 2009 or in the three months ended September 30, 2008.
The intrinsic value of vested performance shares was as follows for the three months and six months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Intrinsic value — performance shares	$0	$0	$50	$33

The following summarizes the performance share activity during the nine months ended September 30, 2009:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance at December 31, 2008	96,344	$9.47
Shares awarded	—	—
Shares vested	(10,342)	7.97
Shares cancelled	—	—

Balance at September 30, 2009	86,002	$9.65
Restricted Stock Units
The company grants restricted stock units as employee incentives as permitted under the company’s 1997 Stock Plan. Employee restricted stock units are time-based awards and are amortized over the vesting period. At the vesting date, these units are converted to shares of common stock.
No time-based restricted stock units were issued in the three months ended September 30, 2009. During the nine months ended September 30, 2009, the company granted 26,350 time-based restricted stock units with fair value of $179. During the three and nine months ended September 30, 2009, 12,500 restricted stock units vested with a grant date fair value of $87, and 12,500 restricted stock units were cancelled with a grant date fair value of $87.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Intrinsic value — restricted stock units	$67	$0	$67	$0
The following summarizes the restricted stock unit activity during the nine months ended September 30, 2009:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance at December 31, 2008	—	—
Units awarded	26,350	6.79
Units vested	(12,500)	6.93
Units cancelled	(12,500)	6.93

Balance at September 30, 2009	1,350	$4.10
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (“Purchase Plan”) enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is six months. The company received proceeds of $0.2 million from the issuance of 42,350 shares under the Purchase Plan in February 2009 and received proceeds of $0.2 million from the issuance of 36,834 shares under the Purchase Plan in February 2008. The company received proceeds of $0.2 million from the issuance of 51,551 shares under the Purchase Plan in August 2009 and received proceeds of $0.3 million from the issuance of 32,568 shares under the Purchase Plan in August 2008.
Based on the 15% discount and the fair value of the option feature of the Purchase Plan, the Purchase Plan is considered compensatory. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

The key assumptions used in the valuation model during the nine months ended September 30:

	September 30,	September 30,
	2009	2008
Dividend yield	None	None
Risk-free interest rate	0.6%	3.0%
Expected volatility	47%	40%
Expected life (in years)	0.5	0.5
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
Board of Director Equity Awards
Beginning in 2009, the Board of Directors elected to receive their annual equity award in the form of shares of the company’s stock or in shares of vested restricted stock units. During the nine months ended September 30, 2009, the company issued 21,326 shares of the company’s stock with a fair value of $132 and issued 22,458 restricted stock units with fair value of $139 that vested immediately to the Board of Directors for the annual equity awards.
Employee Withholding Taxes on Stock Awards
For ease in administering the issuance of stock awards, the company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. During the nine months ended September 30, 2009 and September 30, 2008, the company paid $0.8 million and $0.9 million, respectively, for withholding taxes related to stock awards.
Stock Repurchases
On November 21, 2008, the Board of Directors authorized the repurchase of shares up to a value of $5.0 million. The company repurchased 152,747 shares at an average price of $6.12 during the three months ended September 30, 2009, and the company repurchased 271,251 shares at an average price of $5.58 during the nine months ended September 30, 2009. As of September 30, 2009, the company has $3.5 million remaining under this share repurchase program. The company repurchased 503,446 shares at an average price of $9.92 during the three months ended September 30, 2008, and the company purchased 3,526,062 shares at an average price of $8.40 during the nine months ended September 30, 2008 under share repurchase programs.

8. Comprehensive Income
The following table provides the calculation of other comprehensive income for the three months and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Income (loss) from continuing operations	($755)	$10,909	($3,911)	$11,913
Foreign currency translation adjustments	(4)	(24)	20	(46)
Unrealized gain on investments	(167)	(14)	122	—

Comprehensive income (loss) from continuing operations	(926)	10,871	(3,769)	11,867
Income from discontinued operations, net of tax	—	157	—	37,035

Total comprehensive income (loss)	($926)	$11,028	($3,769)	$48,902

9. Restructuring
Wi-Sys Restructuring
During the second quarter 2009, the company exited the Canadian facility related to the Wi-Sys acquisition and fully integrated the Wi-Sys product lines into the company’s antenna product operations in Bloomingdale, Illinois. None of the fifteen Wi-Sys employees were retained by the company after the integration. During the three and nine months ended September 30, 2009, respectively the company incurred $0 and $0.2 million in restructuring charges for employee severance, lease termination costs, and disposition of assets.

	Accrual			Accrual
	Balance at		Cash	Balance at
	December 31,	Restructuring	Payments/	September 30,
	2008	Expense	Adjustments	2009
Severance and employment related costs	$—	$139	$(139)	$—
Assets disposed net of proceeds	—	65	(65)	—
Facility leases	—	15	(15)	—

	$—	$219	$(219)	$—

Antenna Restructuring
In order to reduce costs with the antenna operations in the Bloomingdale, Illinois location, the company terminated thirteen employees during the three months ended March 31, 2009 and terminated five additional employees during the three months ended June 30, 2009. During the three and nine months ended September 30, 2009, respectively the company recorded $0 and $0.3 million in restructuring charges for severance payments for these eighteen employees.

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Restructuring	Cash	September 30,
	2008	Expense	Payments	2009
Severance and employment related costs	$—	$274	($274)	$—

International Sales Restructuring
In November 2008, the company announced the closure of the company’s sales office in New Delhi, India. The company recorded restructuring charges of $0.1 million for severance payments and lease obligations in the fourth quarter 2008. The final restructuring payments were made in the first quarter 2009.
The following table summarizes the international sales restructuring activity during 2009 and the status of the reserves at September 30, 2009:

	Accrual			Accrual
	Balance at		Cash	Balance at
	December 31,	Restructuring	Payments/	September 30,
	2008	Expense	Receipts	2009

Severance and employment related costs	$59	$—	($59)	$—
Facility and car leases	6	—	(6)	—

	$65	$—	($65)	$—

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
10. Short Term Borrowings
The company had no borrowings at September 30, 2009 or December 31, 2008.
11. Commitments and Contingencies
Warranty Reserve and Sales Returns
The company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The company accrues for product returns based on historical sales and return trends. The company’s allowance for sales returns was $0.2 million and $0.3 million at September 30, 2009 and December 31, 2008, respectively.
The company offers repair and replacement warranties of primarily two years for antennas products and one year for scanners and receivers. The company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.2 million at September 30, 2009 and December 31, 2008, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.
Changes in the warranty reserves during the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Beginning balance	$193	$193
Provisions for warranty	53	84
Consumption of reserves	(57)	(82)

Ending balance	$189	$195

Legal Proceedings
Litigation with Wider Networks LLC
In March 2009, the company filed in the United States District Court for the District of Maryland, Greenbelt Division, a lawsuit against Wider Networks, LLC claiming patent infringement, unfair competition and false advertising, seeking damages as allowed pursuant to federal and Maryland law. In June 2009, Telecom Network Optimization, LLC d/b/a Wider Networks, filed a lawsuit against the company for patent infringement. These cases were consolidated by the court. On November 5, 2009, the parties participated in a mandatory settlement conference and signed a binding memorandum of understanding (“MOU”) resolving all disputes. The consolidated cases were dismissed without prejudice on November 6, 2009, and the parties will shortly enter into definitive agreements based on the binding MOU.
Under the terms of the settlement, Wider will rely exclusively on the company to distribute Wider’s WIND 3G interference management system and the scanning receivers underlying those systems. The company has acquired all of the patents and intellectual property relating to Wider’s products for $800,000 in consideration and $400,000 in future payments.
ITAR Disclosure
During the quarter ended September 30, 2009, the company became aware that certain PCTEL antenna products are subject to the jurisdiction of the U.S. Department of State in accordance with the International Traffic in Arms Regulations (“ITAR”). The company determined that its processes surrounding the design and manufacture of these antennas were not adequate to assure compliance with the ITAR, and that the company may have inadvertently violated restrictions on technology transfer called for in the ITAR. Accordingly, on October 1, 2009 the company filed a Voluntary Disclosure with the Directorate of Defense Trade Controls (“DTCC”), Department of State, describing the details of the non-compliance. On October 15, 2009, the company received a letter from the DTCC requesting that the company provide a full disclosure within 60 days of the date of their letter. At this time it is not possible to determine whether any fines or other penalties will be asserted against the company or the materiality of any outcome.
12. Income Taxes
The company recorded an income tax provision of $0.3 million in the three months ended September 30, 2009 and recorded an income tax benefit of $1.0 million in the nine months ended September 30, 2009. This tax provision for the three months ended September 30, 2009 represents an effective rate of (72)% and the tax benefit for the nine months ended September 30, 2009 represents an effective rate of 20%. The tax rate differs from the statutory rate of 34% primarily because of permanent tax differences, foreign taxes and from revisions to the tax rates due to changes in income projections.
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
Accounting for uncertainty in income taxes is based on a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by the Company on our tax returns. The company’s gross unrecognized tax benefit was $0.9 million both at September 30, 2009 and December 31, 2008.
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
13. Customer and Geographic Information
The company’s revenues to customers outside of the United States, as a percent of total revenues for the three months and nine months ended September 30, 2009 and 2008, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Region	2009	2008	2009	2008
Europe, Middle East, & Africa	26%	26%	25%	30%
Asia Pacific	9%	9%	15%	7%
Other Americas	8%	9%	7%	8%

Total Foreign sales	43%	44%	47%	45%
Revenue from the company’s major customers representing 10% or more of total revenues for the three months and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2009	2008	2009	2008
Ericsson AB	9%	10%	10%	12%
14. Benefit Plans
401(k) Plan
The 401(k) plan covers all of the domestic employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k) plan. The company made employer contributions of $132 and $407 to the 401(k) plan for the three months and nine months ended September 30, 2009, respectively. The company made employer contributions of $137 and $407 to the 401(k) plan for the three months and nine months ended September 30, 2008, respectively.
Foreign Employee Benefit Plans
The company contributes to various retirement plans for foreign employees. The company made contributions of approximately $16 and $25 to these plans for the three months ended September 30, 2009 and 2008, respectively. The company made contributions of approximately $45 and $65 to these plans for the nine months ended September 30, 2009 and 2008, respectively
Executive Deferred Compensation Plan
The company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses. In addition, the company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. The deferred compensation obligation included in Long-Term Accrued Liabilities in the condensed consolidated balance sheets was $0.9 million at September 30, 2009 and $0.7 million at December 31, 2008. The company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Assets.

15. Stockholders’ Equity
The following table is a summary of the activity in stockholders’ equity during the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
	2009	2008
Number of common shares outstanding:
Balance at beginning of period	18,236	21,917
Common stock repurchases	(271)	(3,526)
Stock-based compensation, net of taxes	693	360

Balance at end of period	18,658	18,751

Common stock:
Balance at beginning of period	$18	$22
Common stock repurchases	(1)	(2)
Stock-based compensation, net of taxes	1	(1)

Balance at end of period	$18	$19

Additional paid-in capital:
Balance at beginning of period	$137,930	$165,108
Stock-based compensation, net of taxes	2,330	4,970
Common stock repurchases	(1,515)	(29,618)
Tax benefit from shares issued under equity-based compensation plans	(192)	1,979

Balance at end of period	$138,553	$142,439

Accumulated deficit:
Balance at beginning of period	($12,639)	($40,640)
Dividends	—	(10,294)
Net income (loss)	(3,911)	48,948

Balance at end of period	($16,550)	($1,986)

Accumulated other comprehensive income:
Balance at beginning of period	$9	$77
Foreign translation	20	(46)
Unrealized gain on investments	122	—

Balance at end of period	$151	$31

Total stockholders’ equity	$122,172	$140,503

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the financial statements for the year ended December 31, 2008 contained in our Form 10-K filed on March 16, 2009. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar import. Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements.
Introduction
PCTEL focuses on wireless broadband technology related to propagation and optimization. We design and develop innovative antennas that extend the reach of broadband and other wireless networks that simplify the implementation of those networks. Our antenna solutions support public safety applications, unlicensed and licensed wireless broadband, fleet management, network timing, and other global positioning systems (“GPS”) applications. We provide highly specialized software-defined radios that facilitate the design and optimization of broadband wireless networks. Our portfolio of scanning receivers and interference management solutions are used to measure, monitor and optimize cellular networks. We supply our products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, Value Added Resellers (“VARs”) and other Original Equipment Manufacturers (“OEMs”). We maintain expertise in several technology areas. These include digital signal processing (“DSP”) chipset programming, radio frequency, software engineering, mobile, antenna design and manufacture, mechanical engineering, product quality and testing, advanced algorithm development, and cellular engineering.
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
On January 5, 2009, we acquired all of the outstanding share capital of Wi-Sys Communications Inc. (“Wi-Sys”), a Canadian manufacturer of products for GPS, terrestrial and satellite communication systems, including programmable GPS receivers and high performance antennas. The Wi-Sys product line augments our GPS antenna product line. During the second quarter 2009, we exited the Wi-Sys Canadian facility and fully integrated the Wi-Sys product lines into our antenna product operations in Bloomingdale, Illinois. During the nine months ended September 30, 2009 we incurred a restructuring charge of $0.2 million for employee severance, lease termination costs, and asset dispositions.
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
We also have a reporting unit that licenses an intellectual property portfolio in the area of analog modem technology. As of the second quarter 2009, the revenues and cash flows associated with this reporting unit were substantially complete. In 2009 and for comparable periods this reporting unit does not meet the quantitative threshold requirements of a reportable segment. As such, the results for licensing for all periods presented are aggregated with the rest of the company.

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
Results of Operations
Three Months and Nine Months Ended September 30, 2009 and 2008
Revenues

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenue	$13,709	$20,087	$41,216	$58,661
Percent change from year ago period	(31.8%)	14.0%	(29.7%)	15.6%
Revenues decreased 31.8% in the three months ended September 30, 2009 and 29.7% in the nine months ended September 30, 2009 compared to the same periods in 2008 as both scanning receiver and antenna product lines experienced declines. In the three months ended September 30, 2009 versus the comparable period in the prior year, approximately 23% of the decline is attributable to antennas and approximately 8% of the decline is attributable to scanning receivers. In the nine months ended September 30, 2009 versus the comparable period in the prior year, approximately 19% of the decline is attributable to antennas and approximately 10% of the decline is attributable to scanning receivers. Antenna revenues were lower in our distribution and OEM channels, reflecting particular softness in land mobile radio systems, continued delays in mobile WiMAX rollout, and defense related antenna sales. Scanning receiver revenues were lower due to reduced capital expenditures levels worldwide and due to delays in carrier spending caused by the transition from Evolution Date Optimized to the Long-Term Evolution technology standard for communication networks.
Gross Profit

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Gross profit	$6,426	$9,560	$19,155	$28,034
Percentage of revenue	46.9%	47.6%	46.5%	47.8%
Percent of revenue change from year ago period	(0.7%)	2.9%	(1.3%)	3.2%
Gross margin of 46.9% in the three months ended September 30, 2009 was 0.7% lower than the comparable period in fiscal 2008. Scanners contributed 0.3% of the margin percentage decrease and antennas contributed 0.4% of the margin percentage decrease in the three months ended September 30, 2009 versus the comparable period in 2008. Gross margin of 46.5% in the nine months ended September 30, 2009 was 1.3% lower than the comparable period in fiscal 2008. Scanners contributed 0.7% of the margin percentage decrease and antennas contributed 0.6% of the margin percentage decrease in the nine months ended September 30, 2009 versus the comparable period in 2008. In the three months and nine months ended September 30, 2009, the lower gross margin reflects the cost of lower overall volume over our fixed costs.
Research and Development

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Research and development	$2,673	$2,591	$8,010	$7,387
Percentage of revenues	19.5%	12.9%	19.4%	12.6%
Percent change from year ago period	3.2%	20.2%	8.4%	0.1%
Research and development expenses increased approximately $0.1 million for the three months ended September 30, 2009 and increased approximately $0.6 million for the nine months ended September 30, 2009 compared to the comparable periods in 2008. During the nine months ended September 30, 2009, expenses were higher than the comparable period in the prior year because we invested in the development of new scanning receivers and because of the acquisition of certain assets of Bluewave in March 2008 and Wi-Sys in January 2009. During the integration of the Bluewave and Wi-Sys acquisitions, we incurred incremental engineering expenses.
Sales and Marketing

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Sales and marketing	$1,845	$2,543	$5,841	$8,180
Percentage of revenues	13.5%	12.7%	14.2%	13.9%
Percent change from year ago period	(27.4%)	(10.0%)	(28.6%)	(0.6%)
Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.
Sales and marketing expenses decreased approximately $0.7 million for the three months ended September 30, 2009 and decreased approximately $2.3 million for the nine months ended September 30, 2009 compared to the same periods in fiscal 2008. These decreases are due to the headcount reductions in several unproductive international sales offices and due to lower commissions to sales people and manufacturers representatives. The headcount reductions occurred in the third and fourth quarters of 2008.
General and Administrative

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

General and administrative	$2,169	$2,619	$7,245	$8,372
Percentage of revenues	15.8%	13.0%	17.6%	14.3%
Percent change from year ago period	(17.2%)	(16.3%)	(13.5%)	(13.7%)
General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.
General and administrative expenses decreased approximately $0.5 million for the three months ended September 30, 2009 and approximately $1.1 million for the nine months ended September 30, 2009 compared to the same periods in fiscal 2008. For the three months ended September 30, 2009, the expense decrease is due to $0.2 million lower stock compensation expense for employees in general and administrative functions and $0.3 million due to corporate cost reductions. For the nine months ended September 30, 2009, the expense decrease is due to $0.7 million lower stock compensation expense for employees in general and administrative functions and $0.4 million due to corporate cost reductions.
Amortization of Intangible Assets

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Amortization of other intangible assets	$553	$552	$1,660	$1,544
Percentage of revenues	4.0%	2.7%	4.0%	2.6%
Amortization was unchanged in the three months ended September 30, 2009 compared to the same period in 2008. Amortization expense related to the Wi-Sys acquisition in January 2009 offset the impact from the sale of product lines to SWTS in October 2008. Amortization increased approximately $0.1 million in the nine months ended September 30, 2009 compared to the same period in 2008 due to the intangible amortization from the acquisitions of Bluewave in March 2008 and Wi-Sys in January 2009.

Restructuring Charges

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Restructuring charges	$—	$—	$494	$364
Percentage of revenues	—	—	1.2%	0.6%
There were no restructuring charges incurred during the three months ended September 30, 2009. During the nine months ended September 30, 2009, we recorded $0.2 million expense related to Wi-Sys restructuring and $0.3 million expense related to antenna operations.
In order to reduce costs with the antenna operations in the Bloomingdale, Illinois location, we terminated thirteen employees during the three months ended March 31, 2009 and terminated five additional employees during three months ended June 30, 2009. During the nine months ended September 30, 2009, we recorded $0.3 million in restructuring expense for severance payments for these eighteen employees.
During the second quarter 2009, we exited the Ottawa, Canada location related to the Wi-Sys acquisition and integrated their operations in our Bloomingdale, Illinois location. The restructuring expense of $0.2 million relates to employee severance, lease termination, and other shut down costs.
During the nine months ended September 30, 2008, we incurred charges of approximately $0.3 million related to employee severance costs related to the reduction of corporate overhead and $0.1 million related to adjustments to our UMTS restructuring reserves. We streamlined our corporate overhead structure to reduce general and administrative expenses
Impairment of Goodwill

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Impairment of goodwill	$—	$—	$1,485	$—
Percentage of revenues	—	—	3.6%	—
In March 2009, we recorded goodwill impairment of $1.5 million. This amount represented the remaining $0.4 million of goodwill for Licensing and the $1.1 million in goodwill recorded with the Wi-Sys acquisition in January 2009. We tested our goodwill for impairment because our market capitalization was below our book value at March 31, 2009. We considered this market capitalization deficit as a triggering event. For testing goodwill for impairment.
Loss on sale of product lines and related note receivable

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Loss on sale of product lines and realted note receivable	$—	$882	$454	$882
Percentage of revenues	—	4.4%	1.1%	1.5%
In the fourth quarter of 2008 we sold certain antenna products and related assets to SWTS. SWTS purchased the intellectual property, dedicated inventory, and certain fixed assets related to four of our antenna product families for $0.7 million, payable in installments at close and over a period of 18 months. The four product families represent the last remaining products acquired by us through our acquisition of Sigma in July 2005. SWTS and Sigma are unrelated. In the year ended December 31, 2008, we recorded a $0.9 million loss on sale of product lines, separately within operating expenses in the consolidated statements of operations. The net loss included the book value of the assets sold to SWTS, impairment charges, and incentive payments due the new employees of SWTS, net of the proceeds due to us. We sold inventory with a net book value of $0.8 million and wrote off intangible assets including goodwill of $0.5 million. The intangible asset write-off was the net book value and the goodwill write-off was a pro-rata portion of goodwill. We paid incentive payments of $0.1 million and calculated $0.5 million in proceeds based on the principal value of the installment payments excluding imputed interest.
At June 30, 2009, we reserved for the $0.5 million receivable balance from SWTS due to uncertainty of collection. The reserve was recorded as a loss on sale of product line and related note receivable in the condensed consolidated statements of operations.

Gain on sale of assets and related royalties

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Gain on sale of assets and related royalties	$—	$200	$400	$600
Percentage of revenues	—	1.0%	1.0%	1.0%
All royalty amounts represent royalties from Conexant. Payments under the royalty agreement with Conexant were completed at June 30, 2009. We do not expect any additional royalties.
Other Income, Net

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Other income, net	$375	$120	$742	$1,557
Percentage of revenues	2.7%	0.6%	1.8%	2.7%
Other income, net consists primarily of interest income and foreign exchange gains and losses. Other income, net increased in the three months ended September 30, 2009 compared to the comparable period in 2008 due primarily to $0.2 million of realized gains related to the CSCP fund. Other income, net decreased in the nine months ended September 30, 2009 compared to the comparable period in 2008 due to lower interest income. For the three months ended September 30, 2009 and 2008, interest income was $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2009 and 2008, interest income was $0.5 million and $1.5 million, respectively. Interest income decreased due to lower cash balances in 2009 compared to 2008 and because of lower interest rates. The cash balance during the first quarter 2008 includes the proceeds from the sale of MSG. We subsequently used a portion of the cash for a cash dividend and for repurchases of our common stock.
In the three months ended September 30, 2009 and 2008, we recorded foreign exchange gains (losses) of $0 and ($134), respectively. In the nine months ended September 30, 2009 and 2008, we recorded foreign exchange gains (losses) of $(34) and $84, respectively.
Provision (Benefit) for Income Taxes

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Provision (benefit) for income taxes	$316	($10,216)	($981)	($8,451)
Effective tax rate	(72.0%)	(1474.2%)	20.0%	-244.1%
The tax rate for the nine months ended September 30, 2009 differs from the statutory rate of 34% because of permanent differences, foreign taxes and from revisions to the tax rates due to changes in income tax projections.
The tax rate for the nine months ended September 30, 2008 differs from the statutory rate of 35% because of permanent differences, valuation allowances for certain temporary differences, and due to the recognition of tax expense net of foreign tax credits related to expected repatriation of foreign source income.
We maintain valuation allowances due to uncertainties regarding realizability. At September 30, 2009, we had a $1.2 million valuation allowance on our deferred tax assets. The valuation allowance relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.
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

Discontinued operations

	Three Months	Three Months Ended	Nine Months Ended	Nine Months Ended
	Ended September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net income from discontinued operations	$—	$157	$—	$37,035
We had no activity related to discontinued operations in the three months and nine months ended September 30, 2009 and we do not anticipate any activity in discontinued operations in the remainder of 2009. Discontinued operations for the three months ended September 30, 2008 included a $0.1 million benefit for state income taxes. Discontinued operations for the nine months ended September 30, 2008 included the gain on the sale of MSG of $60.3 million in addition to net loss from operations of $0.3 million and income tax expense of $23.2 million.
Stock-based compensation expense
Total stock compensation expense for the three months ended September 30, 2009 was $0.7 million in the condensed consolidated statement of operations, which included $0.7 million of restricted stock amortization and $0.1 million for stock option and stock purchase plan expenses and a reversal of stock bonuses for the year of $0.1 million. Total stock compensation expense for the nine months ended September 30, 2009 was $2.7 million in the condensed consolidated statement of operations, which included $2.4 million of restricted stock amortization and $0.3 million for stock option expense, stock purchase plan expenses and stock bonuses.
Total stock compensation expense for the three months ended September 30, 2008 was $0.9 million for continuing operations in the condensed consolidated statement of operations, which included $0.8 million of restricted stock amortization and $0.1 million for stock option and employee stock purchase plan expenses. Total stock compensation expense for the nine months ended September 30, 2008 was $3.5 million for continuing operations in the condensed consolidated statement of operations, which included $2.4 million of restricted stock amortization, $0.6 million for stock bonuses, and $0.5 million for stock option and stock purchase plan expenses. The company also recorded stock compensation of $0.2 million related to discontinued operations in the nine months ended September 30, 2008.
The following table summarizes the stock-based compensation expense by income statement line item for the three months and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of revenues	$71	$72	$258	$288
Research and development	146	135	490	437
Sales and marketing	112	123	399	514
General and administrative	374	578	1,523	2,230

Total continuing operations	703	908	2,670	3,469
Discontinued operations	—	—	—	187

Total	$703	$908	$2,670	$3,656

Liquidity and Capital Resources

	Nine Months Ended
	September 30.
	2009	2008

Net (loss) income from continuing operations	($3,911)	$11,913
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	6,963	5,266
Changes in operating assets and liabilities	1,312	1,022

Net cash provided by operating activities	4,364	18,201
Net cash (used in) provided by investing activities	(5,465)	6,364
Net cash used in financing activities	(1,088)	(35,809)
Net cash provided by discontinued operations	$—	$38,374

Cash and cash equivalents at end of period	$42,596	$53,681
Short-term investments at end of quarter	25,900	13,969
Long-term investments at end of quarter	9,972	12,662
Working capital at the end of quarter	$86,765	$89,293
Liquidity and Capital Resources Overview
At September 30, 2009, our cash and investments were approximately $78.5 million and we had working capital of $86.8 million. The increase in cash and investments of $0.6 million at September 30, 2009 compared to December 31, 2008 is due primarily to positive cash flows from operations of approximately $4.4 million offset by the acquisition of Wi-Sys for approximately $2.3 million and repurchases of stock of $1.5 million.
Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. Due to our lower revenues in the first nine months of 2009 and related balance sheet contraction, we were a net generator of funds from our balance sheet during the first nine months of 2009.
Within investing activities, capital spending historically ranges between 3% and 5% of our revenues. The primary use of capital is for manufacturing and development engineering requirements. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balance from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.
Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through our Purchase Plan and used funds to repurchase shares of our common stock through our share repurchase programs. The result of this activity being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year. Due to our historically low stock price, there was no cash received from the exercise of stock options in the nine months ended September 30, 2009.
Operating Activities:
Operating activities provided $4.4 million of net cash during the nine months ended September 30, 2009 primarily due to a net contraction in the balance sheet. Reduction in accounts receivable provided $2.8 million in funds. The net receivable reduction at September 30, 2009 compared to December 31, 2008 was attributable to a $4.6 million decrease in revenues during the three months ended September 30, 2009 compared to the three months ended December 31, 2008. Payments of accounts payable and accrued liabilities used $1.2 million and $2.4 million of cash, respectively, during the nine months ended September 30, 2009. Our accrued liabilities declined due to payment of year end 2008 bonuses and commissions in the first quarter 2009. Accounts payable were lower at September 30, 2009 compared to December 31, 2008 because we reduced our inventory purchases due to the decline in revenues.
Operating activities provided $18.2 million of net cash during the nine months ended September 30, 2008. In the nine months ended

September 30, 2008, the income statement was a net generator of cash of $17.2 million of funds through net income, depreciation, amortization, stock based compensation and restructuring. Net income includes a tax benefit of $10.4 million for the reversal of deferred tax asset allowances. With the sale of certain antenna product lines to SWTS, we will realize tax deductions in 2008 for intangible assets from the Sigma acquisition. The balance sheet provided $1.0 million in funds during the nine months ended September 30, 2008. The collection of receivables provided $0.9 million in funds and a decrease of deferred tax assets provided $2.3 million in funds and a decrease of accrued liabilities used $2.1 million in funds. The receivable collections included $1.9 million of MSG accounts receivables from December 31, 2007 that was retained by us, offsetting an expansion of BTG receivables of $1.0 million due to an increase in third quarter 2008 revenues versus fourth quarter 2007 revenues. The use of cash for accrued liabilities during the nine months ended September 30, 2008 was for 2007 bonuses and commissions, professional fees, and accrued inventory receipts.
Investing Activities:
Our investing activities used $5.5 million of cash during the nine months ended September 30, 2009. We rotated $21.3 million of cash into short and long term investments. We also used $2.3 million for the acquisition of Wi-Sys in January 2009. Redemptions and maturities of short-term investments during the nine months ended September 30, 2009 included $7.0 million from our shares in the Bank of America affiliated fund, the Columbia Strategic Cash Portfolio (“CSCP”) and $11.6 million from maturities and redemptions of pre-refunded municipal and U.S. Government Agency bonds. For the nine months ended September 30, 2009, our capital expenditures were $0.9 million. The rate of capital expenditures in relation to revenues for the nine months ended September 30, 2009 is below our historical range.
In December 2007, we received notification that the CSCP, in which we had invested $38.9 million as of December 31, 2007, was being closed to new subscriptions or redemptions, resulting in our inability to immediately redeem our investments for cash. The fair value of our investment in this fund was based on the net asset value of the fund, and was classified as “Short-Term Investments” on our condensed consolidated balance sheet. At September 30, 2009, the fair value of our investment in this fund was $1.9 million and we classified approximately $1.5 million of the CSCP investment as short-term investment securities and approximately $0.4 million as long-term investment securities at September 30, 2009. We are unable to determine when the long-term investment portion will be liquidated.
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
Financing Activities:
Cash flow from financing activities used $1.1 million in the nine months ended September 30, 2009. We used $1.5 million to repurchase our common stock under share repurchase programs and we received $0.4 million from shares purchased through the Purchase Plan.
Our financing activities consumed $35.8 million of funds for the nine months ended September 30, 2008. We used $29.6 million to repurchase our common stock under share repurchase programs and we used $10.3 million for a $0.50 per share special cash dividend. We generated $2.2 million from the proceeds from the sale of common stock related to stock option exercises and the ESPP. Tax benefits from stock compensation and proceeds from the sale of common stock related to stock option exercises and the ESPP generated $2.0 million. In April 2008, we used $0.1 million to repay a short-term loan for our Tianjin, China subsidiary.
Discontinued Operations:
Discontinued operations provided $38.4 million in cash during the nine months ended September 30, 2008. The $38.4 million contribution in 2008 includes the gain related to the sale of the MSG segment for total cash consideration of $59.7 million to Smith Micro, less estimated tax payments.
Contractual Obligations and Commercial Commitments
As of September 30, 2009, we had operating lease obligations of approximately $1.9 million through 2014. Operating lease obligations consist of $1.7 million for facility lease obligations and $0.2 million for equipment leases. During the first quarter 2009, we extended our lease until March 2012 for our Tianjin, China facility. With our acquisition of Wi-Sys in January 2009, we assumed a facility lease in Ottawa, Canada. With the integration of Wi-Sys operations in our Bloomingdale, Illinois facility in the second quarter 2009, we exited the

Canadian facility and terminated the lease. The lease termination costs are included in restructuring expense. See details on restructuring in note 9 to the condensed consolidated financial statements.
As of September 30, 2009, we had purchase obligations of $4.6 million for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.
At September 30, 2009 we have a liability of $0.6 million related to income tax uncertainties. We do not know when this obligation will be paid.
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
Item 3: Quantitative and Qualitative Disclosures about Market Risk
See our 2008 Annual Report on Form 10-K (Item 7A). As of September 30, 2009, there have been no material changes in this information.
Item 4: Controls and Procedures
Our management evaluated with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal period covered by this report.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures and controls related to the preparation and review of the quarterly income tax provision were not effective to ensure that amounts related to the income tax provision were accurate. This material weakness is a continuation of the material weakness in disclosure controls and procedures over financial reporting surrounding income tax accounting reported on Form 10-Q/A for both the period ended March 31, 2009 and June 30, 2009 that resulted in accounting errors during those periods and required a restatement of our condensed consolidated financial statements.
Changes in Internal Controls
Beginning in 2005, we engaged a national public accounting, tax and business consulting firm with affiliates worldwide (the “Tax Advisor”) to assist us with calculation and review of our quarterly and annual income tax provisions and with our income tax compliance. To avoid recurrence of errors such as the one described above, we and Tax Advisor have made the following changes.
•	We and the Tax Advisor have reassessed the appropriateness of technical resources assigned to the engagement and as a result have made changes in the technical resources.

•	We have increased the Tax Advisor’s scope of work to include business combination accounting as it relates to income taxes.

•	We and the Tax Advisor have switched the frequency of the income tax provision from a quarterly event to a monthly event, beginning in October 2009.
Other than the changes discussed above, there have been no significant changes in our internal controls over financial reporting as defined in rules 13a-15(f) and 15d-15-(f) of the Securities and Exchange Act of 1934, as amended, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
PART II Other Information
Item 1: Legal Proceedings
Litigation with Wider Networks LLC
In March 2009, we filed in the United States District Court for the District of Maryland, Greenbelt Division, a lawsuit against Wider Networks, LLC claiming patent infringement, unfair competition and false advertising, seeking damages as allowed pursuant to federal and

Maryland law. In June 2009, Telecom Network Optimization, LLC d/b/a Wider Networks, filed a lawsuit against us for patent infringement. These cases were consolidated by the court. On November 5, 2009, the parties participated in a mandatory settlement conference and signed a binding memorandum of understanding (“MOU”) resolving all disputes. The consolidated cases were dismissed without prejudice on November 6, 2009, and the parties will shortly enter into definitive agreements based on the binding MOU.
Under the terms of the settlement, Wider will rely exclusively on us to distribute Wider’s WIND 3G interference management system and the scanning receivers underlying those systems. We have acquired all of the patents and intellectual property relating to Wider’s products for $800,000 in consideration and $400,000 in future payments.
ITAR Disclosure
During the quarter ended September 30, 2009, we became aware that certain PCTEL antenna products are subject to the jurisdiction of the U.S. Department of State in accordance with the International Traffic in Arms Regulations (“ITAR”). We determined that our processes surrounding the design and manufacture of these antennas were not adequate to assure compliance with the ITAR, and that we may have inadvertently violated restrictions on technology transfer called for in the ITAR. Accordingly, on October 1, 2009 we filed a Voluntary Disclosure with the Directorate of Defense Trade Controls (“DTCC”), Department of State, describing the details of the non-compliance. On October 15, 2009, we received a letter from the DTCC requesting that we provide a full disclosure within 60 days of the date of their letter. At this time it is not possible to determine whether any fines or other penalties will be asserted against us or the materiality of any outcome.
Item 1A: Risk Factors
Factors That May Affect Our Business, Financial Condition and Future Operating Results
There have been no material changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 except for the additional risk factor described below.
We are subject to certain governmental regulations that could subject us to liability or adversely affect our operating results
Our design and manufacture of products for sale to the United States military either directly or through prime contractors, combined with our international supply chain, subjects us to certain governmental regulations, such as ITAR. Certain of our products that we sell to the United States military, either directly or through prime contractors are subject to ITAR, which is administered by the U.S. Department of State. ITAR regulates the export of related technical data and defense services as well as foreign production. Given the current global political climate, there is increased focus by regulators and companies such as ours on ITAR and the actions that it regulates. We are currently enhancing our ITAR controls and implementing improvements in our internal compliance program. If our ITAR-related enhancements and improvements were to fail or be ineffective for a prolonged period of time, it could have a materially adverse effect on our operating results. In addition, if we discover issues that are sufficiently material, the U.S. Department of State could impose fines on us, investigate our business practices or impose other remedies upon us which could have a material adverse effect on our business. Furthermore, the conduct and resolution of any such issues that are sufficiently material could be time consuming, expensive and distracting from the conduct of our business.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

			Total Number of	Dollar Value
	Shares Purchased		Shares Repurchased	of Shares That May
	Total Number	Average Price	as Part of Publicly	be Purchased
	of Shares	Paid per Share	Announced Program	Under the Programs
July 1, 2009 — July 31, 2009	—	—	118,504	$4,421,332
August 1, 2009 — August 31, 2009	109,598	$6.15	228,102	$3,747,673
September 1, 2009 — September 30, 2009	43,149	$6.07	271,251	$3,485,869
We repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. All share repurchase programs are announced publicly. On November 21, 2008, the Board of Directors authorized the repurchase of shares up to a value of $5.0 million. During the three months ended September 30, 2009, we repurchased 152,747 shares for approximately $0.9 million. During the nine months ended September 30, 2009, we repurchased 271,251 shares for approximately $1.5 million. As of September 30, 2009, we have approximately $3.5 million remaining under this share repurchase program.
Item 6: Exhibits

Exhibit No.	Description	Reference

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Setion 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Furnished herewith
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc. A Delaware corporation (Registrant)
/s/ Martin H. Singer
Martin H. Singer
Chairman of the Board and Chief Executive Officer
Date: November 9, 2009

EXHIBIT INDEX

Exhibit No.	Description	Reference

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Setion 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Furnished herewith