Form 10-K
period 2009-12-31
PC TEL INC
filed 2010-03-16
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on the company’s web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was acquired to submit and post such files) ).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☑

As of June 30, 2009, the last business day of Registrant’s most recently completed second fiscal quarter, there were 18,761,052 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the NASDAQ Global Market on June 30, 2009) was approximately $100,371,628. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, par value $.001 per share	18,473,177 as of March 1, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of Registrant’s definitive Proxy Statement relating to its 2010 Annual Stockholders’ Meeting to be held on June 8, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K. The company intends to file its Proxy Statement within 120 days of its fiscal year end.

PCTEL, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2009

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

Overview

PCTEL, Inc. is a global leader in propagation and optimization solutions for the wireless industry. The company designs and develops software-based radios for wireless network optimization and develops and distributes innovative antenna solutions. The company’s scanning receivers, receiver-based products and interference management solutions are used to measure, monitor and optimize cellular networks. PCTEL’s antenna solutions address public safety, military, and government applications; Supervisory Control and Data Acquisition (“SCADA”), Health Care, Energy, Smart Grid and Agricultural applications; Indoor Wireless, Wireless Backhaul, and cellular applications. Its portfolio includes a broad range of antennas for worldwide interoperability for microwave access (“WiMAX”), land mobile radio (“LMR”) antennas, and global positioning system (“GPS”) antennas that serve innovative applications in telemetry, radio frequency identification (“RFID”), Wi-Fi, fleet management, and mesh networks. PCTEL’s products are sold worldwide through direct and indirect channels.

On January 4, 2008, we sold our Mobility Solutions Group (“MSG”) to Smith Micro Software, Inc. (NASDAQ: SMSI) (“Smith Micro”). MSG produced mobility software products for Wi-Fi, cellular, IP Multimedia Subsystem (“IMS”), and wired applications. As required by GAAP, the consolidated financial statements separately reflect the MSG operations as discontinued operations for all periods presented.

PCTEL was incorporated in California in 1994 and reincorporated in Delaware in 1998. Our principal executive offices are located at 471 Brighton Drive, Bloomingdale, Illinois 60108. Our telephone number at that address is (630) 372-6800 and our web site is www.pctel.com. The contents of our web site are not incorporated by reference into this Annual Report on Form 10-K.

While we have both scanning receiver and antenna product lines, we operate in one business segment. The product lines share sufficient management and resources that the financial reporting upon which the Chief Operating Decision Maker (“CODM”) relies upon for allocating resources and assessing performance, is based on company-wide data. In the continuing operations for the years ended December 31, 2008 and 2007, respectively we had a reporting segment that licensed an intellectual property portfolio in the area of analog modem technology. Beginning in 2009, we re-evaluated the internal financial reporting process in which the CODM no longer reviews the financial information for Licensing. As of June 30, 2009, the revenues and cash flows associated with Licensing were substantially complete.

Antenna Products

PCTEL established its antenna product portfolio with a series of acquisitions starting with MAXRAD, Inc (“MAXRAD”), which was acquired in January 2004. MAXRAD’s antenna solutions consist of antennas designed to enhance the performance of broadband wireless, in-building wireless, wireless Internet service providers and LMR applications. With our October 2004 acquisition of certain antenna product lines from Andrew Corporation (“Andrew”), the product portfolio expanded to include GPS, satellite communications (“Mobile SATCOM”) and on-glass mobile antennas. On March 14, 2008, we acquired the assets of Bluewave Antenna Systems, Ltd (“Bluewave”). The Bluewave product line augments our LMR and private mobile radio (“PMR”) antenna product lines. On January 5, 2009 we acquired Wi-Sys Communications, Inc. (“Wi-Sys”). With the acquisition of Wi-Sys, we expanded our product offering of GPS, terrestrial and satellite communication systems and high performance antennas for the telematics, mobile radio and precision GPS markets. On January 12, 2010, we acquired Sparco Technologies Inc., (“Sparco”) a San Antonio, Texas based company that specializes in selling value-added wireless local area network (“WLAN”) products and services to the enterprise, education, hospitality, and healthcare markets.

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

In addition to the growth through acquisitions, antenna product lines were expanded through the organic development of new antenna product families, such as our WiMAX portfolio, as well as the expansion of existing product lines. Our four dominant antenna product lines at this time are: LMR for public safety and enterprise applications, GPS antennas for network timing and fleet management, WiMAX antennas used in backhaul, last mile, and point to multipoint applications, and finally, our data product family, which includes Wi-Fi, radio frequency identification, and mesh network antennas.

Antenna products are sold through dealers, distributors and via direct sales channels to wireless carriers and equipment manufacturers. The products are sold under the MAXRAD®, Bluewavetm, and Wi-Sys® trade names.

Revenue growth for antenna products is tied to emerging wireless applications in broadband wireless, in-building wireless, wireless Internet service providers, GPS, public safety applications, and Mobile SATCOM. The LMR, PMR, DPMR, and on-glass mobile antenna applications represent mature markets. Our newest products address WiMAX standards and applications.

There are many competitors for antenna products, as the market is highly fragmented. Competitors include such names as Laird (Cushcraft, Centurion, and Antennex brands), Mobile Mark, Radiall/Larsen, Comtelco, Wilson, Commscope (Andrew products), Kathrein, and others. We seek out product applications that command a premium for product performance and customer service, and seek to avoid commodity markets.

PCTEL maintains expertise in several technology areas in order to be competitive in the antenna market. These include radio frequency engineering, mobile antenna design and manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Scanning Receivers

Our original equipment manufacturer (“OEM”) receiver and interference management solutions consist of software-defined radio products (“scanning receivers”) designed to measure and monitor cellular networks. We established our position in this market with the acquisition of certain assets of Dynamic Telecommunications, Inc. (“DTI”) in March 2003. The technology is sold in two forms: as OEM radio frequency receivers or as integrated systems solutions. The SeeGull® family of OEM receivers collects and measures radio frequency data, such as signal strength and base station identification in order to analyze wireless signals. The CLARIFY® interference management product is a receiver system solution that uses patent pending technology to identify and measure wireless network interference. On December 9, 2009, we acquired from Wider Networks (“Wider”) their interference management patents as well as the exclusive distribution rights for Wider’s interference management products. On December 30, 2009, we acquired all of the assets related to the scanning receiver business from Ascom Network Testing, Inc (“Ascom”). This business was a small part of Comarco’s Wireless Test Solutions (“WTS”) segment, a business that Ascom acquired in 2009. Under the agreement, we will continue to supply both our scanning receivers and the WTS scanning receivers to the newly formed Ascom Network Testing Division that consolidated the testing businesses for mobile telecom carriers of Ascom.

Customers of our OEM receiver and interference management solutions are wireless network operators, wireless infrastructure suppliers, and wireless test and measurement solution providers. Revenue growth for OEM receivers and interference management solutions is tied to the deployment of new wireless technology, such as 3G and Long Term Evolution (“LTE”), and the need for existing wireless networks to be tuned and reconfigured on a regular basis. Explosive cellular subscriber growth drives demand for these products as well. Competitors for these products are OEM’s such as Agilent Technologies, Rohde and Schwarz, Anritsu, Panasonic, and Berkeley Varitronics. The products compete on the basis of product performance at a price point that is generally lower than the competition.

We also have an intellectual property portfolio related to antennas, the mounting of antennas and scanning receivers. These patents are being held for defensive purposes and are not part of an active licensing program. We maintain expertise in several technology areas in order to be competitive in the scanning receiver and interference management marketplace. These include digital signal processing (“DSP”) chipset programming, radio frequency, software engineering, manufacturing, mechanical engineering, product quality and testing, advanced algorithm development, and cellular engineering.

Major Customers

One customer in our continuing operations has accounted for revenue greater than 10% during two of the last three fiscal years as follows:

	Years Ended December 31,
Customer	2009	2008	2007

Ascom	10%	11%	9%

Ascom, from which we acquired scanning receiver assets in December 2009, continues to purchase scanning receiver products from us. Ascom acquired Comarco’s WTS business in January 2009. Comarco’s scanning receiver business (“WTS scanners receivers”) was a small part of Comarco’s WTS segment.

International Activities

The following table shows the percentage of revenues from domestic and foreign sales of our continuing operations during the last three fiscal years:

	Years Ended December 31,
Region	2009	2008	2007

Europe, Middle East, & Africa	25%	25%	24%
Asia Pacific	14%	12%	7%
Other Americas	7%	8%	5%

Total Foreign sales	46%	45%	36%

Total Domestic sales	54%	55%	64%

	100%	100%	100%

Backlog

Sales of our products are generally made pursuant to standard purchase orders, which are officially acknowledged according to standard terms and conditions. The backlog, while useful for scheduling production, is not a meaningful indicator of future revenues as the order to ship cycle is extremely short.

Research and Development

We recognize that a strong technology base is essential to our long-term success and we have made a substantial investment in engineering and research and development. We will continue to devote substantial resources to product development and patent submissions. The patent submissions are primarily for defensive purposes, rather than for potential license revenue generation. We monitor changing customer needs and work closely with the customers, partners and market research organizations to track changes in the marketplace, including emerging industry standards.

Research and development expenses include costs for hardware and related software development, prototyping, certification and pre-production costs. We spent approximately $10.7, $10.0, and $9.6 million in our continuing operations for the fiscal years 2009, 2008 and 2007, respectively, in research and development.

Sales, Marketing and Support

We supply our products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value added resellers (“VARs”) and OEMs. PCTEL’s direct sales force is technologically sophisticated and sales executives have strong industry domain knowledge. Our direct sales force supports the sales efforts of our distributors and OEM resellers.

Our marketing strategy is focused on building market awareness and acceptance of our new products. The marketing organization also provides a wide range of programs, materials and events to support the sales organization. We spent approximately $7.7 million, $10.5 million, and $10.7 million in our continuing operations for the fiscal years 2009, 2008, and 2007, respectively for sales and marketing support.

As of December 31, 2009, we employed 37 individuals as employees or consultants in sales and marketing in North America, Europe, Asia, and in Latin America. We employed 40 and 46 individuals as employees or consultants in sales and marketing at December 31, 2008 and 2007, respectively.

Manufacturing

We do final assembly of most of our antenna products and all of our OEM receiver and interference management product lines. We also have arrangements with several contract manufacturers but are not dependent on any one. If any of our manufacturers are unable to provide satisfactory services for us, other manufacturers are available, although engaging a new manufacturer could cause unwanted delays and additional costs. We have no guaranteed supply or long-term contract agreements with any of our suppliers.

Employees

As of December 31, 2009, we had 326 full-time equivalent employees, consisting of 180 in operations, 37 in sales and marketing, 75 in research and development, and 34 in general and administrative functions. Total full-time equivalent employees in continuing operations were 348 and 336 at December 31, 2008 and 2007, respectively. Headcount decreased by 22 in 2009 from December 31, 2008 primarily because of decreases in employees in operations. None of our employees are represented by a labor union. We consider employee relations to be good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). Our website is located at the following address: www.pctel.com. The information within, or that can be accessed through our website, is not part of this report. Further, any materials we file with the SEC may be read and copied by the public at the SEC’s Public Reference Room, located at 450 W. Fifth Street, N.W., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1(800) SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers as of March 1, 2010:

Name	Age	Position

Martin H. Singer	58	Chief Executive Officer, Chairman of the Board
John Schoen	54	Vice President and Chief Financial Officer
Jeffrey A. Miller	54	Vice President and General Manager, Antenna Products Group
Luis Rugeles	40	Vice President and General Manager, RF Solutions Group
Robert Suastegui	46	Vice President and General Manager, Global Sales

Mr. Martin H. Singer has been our Chief Executive Officer and Chairman of the Board since October 2001. Prior to that, Mr. Singer served as our non-executive Chairman of the Board from February 2001 until October 2001, and he has been a director since August 1999. From October 2000 to May 2001, Mr. Singer was an independent consultant. From December 1997 to August 2000, Mr. Singer served as President and Chief Executive Officer of SAFCO Technologies, a wireless communications company. He left SAFCO in August 2000 after its sale to Agilent Technologies. From September 1994 to December 1997, Mr. Singer served as Vice President and General Manager of the wireless access business development division for Motorola, a communications equipment company. Prior to this period, Mr. Singer held senior management and technical positions in Motorola, Tellabs, AT&T and Bell Labs. Mr. Singer holds a Bachelor of Arts degree in psychology from the University of Michigan, and a Master of Arts degree and a Ph.D. in experimental psychology from Vanderbilt University. Mr. Singer is a member of the Executive Board of the Midwest council of TechAmerica (formerly AeA). He is also on the advisory board for the Master of Management & Manufacturing program at Northwestern University (Kellogg) and served on the standing advisory group for the Public Company Accounting Oversight Board for two years. In March 2009, Mr. Singer was appointed a member of the Board of Directors of Westell Technologies, Inc., a leading provider of broadband products, gateways and conferencing services. He received the Martin N. Sandler distinguished Achievement Award (2007) from the AICC for his contributions to the development of economic ties between Israel and the U.S. He received the Executive Leadership Award (2008) from the AeA for his contributions to the technology community over several years. Mr. Singer has 8 patents in telecommunications and has written numerous articles on network evolution, immigration and labor policy, and other issues related to technology development

Mr. John Schoen has been the Chief Financial Officer and Secretary since November 2001. Prior to that, Mr. Schoen was a Business Development Manager at Agilent Technologies, Inc. from July 2000 to November 2001. From May 1999 to July 2000, Mr. Schoen served as Chief Operating Officer and Chief Financial Officer of SAFCO Technologies, Inc. before its acquisition by Agilent Technologies Inc. Prior to this period, Mr. Schoen held various financial positions for over 19 years in Motorola Inc., including Controller of its Wireless Access and Business Development within Motorola’s Cellular Infrastructure Group. Mr. Schoen received a Bachelor of Science in Accounting from DePaul University and is a Certified Public Accountant.

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

Factors That May Affect Our Business, Financial Condition and Future Operations

This annual report on Form 10-K, including Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results, including those set forth below. Investors should carefully review the information contained in this Item 1A.

Risks Related to Our Business

Recent domestic and worldwide economic conditions have adversely affected and may further adversely affect our business, results of operations, and financial condition.

General domestic and global economic conditions have negatively impacted our financial results due to reduced corporate spending, and decreased consumer confidence. We are facing one of the most challenging periods in our history due to these negative economic conditions. In particular, we believe the current economic conditions have reduced spending by consumers and businesses in markets into which we sell our products in response to tighter credit, negative financial news and the continued uncertainty of the global economy. Consequently, the overall demand for our products has also decreased. This decrease in demand is having a negative impact on our revenues, results of operations and overall business. These conditions could also have a number of additional effects on our business, including insolvency of key suppliers or manufacturers resulting in product delays, inability of customers to obtain credit to finance purchases of our products, customer insolvencies, increased product returns, increased pricing pressures, restructuring expenses and associated diversion of management’s attention, excess inventory and increased difficulty in us accurately forecasting product demand and planning future business activities. It is uncertain how long the current economic conditions will last or how quickly any subsequent economic recovery will occur. If the economy or markets into which we sell our products continues to slow or any subsequent economic recovery is slow to occur, our business, financial condition and results of operations could be further materially and adversely affected.

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

Our future success is dependent upon the continued growth and evolution of the wireless industry. The growth in demand for wireless products and services may not continue at its current rate or at all. Any decrease in the growth of the wireless industry could have a material adverse effect on the results of our operations.

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

Due in part to the competitive pricing pressures that affect our products and in part to increasing component and manufacturing costs, we expect gross profit from both existing and future products to decrease over time. In addition, depending on the mix of our product sold, our gross profit could vary from quarter to quarter. A variance or decrease of our gross profit could have a negative impact on our financial results and cause our net income to decline.

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

Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of December 31, 2009, we employed a total of 75 people in our engineering department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

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

In recent years, there has been significant litigation in the United States involving intellectual property rights. We expect potential claims in the future, including with respect to our wireless business. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their merits or success, would likely be time-consuming and expensive to resolve and could divert management’s time and attention. This could have a material and adverse effect on our business, results of operation, financial condition and prospects. Any potential intellectual property litigation against us related to our wireless business could also force us to do one or more of the following:

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

To date, we have not been made aware of any significant failures in our products. However, despite testing by us and by current and potential customers, errors may be found in new products after commencement of commercial shipments, which could result in loss of revenue, loss of customers or delay in market acceptance, any of which could adversely affect our business, operating results, and financial condition. We cannot assure you that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our products will be sufficient to avoid failures in our products that result in delays in product shipment, replacement costs or potential damage to our reputation, any of which could harm our business, operating results and financial condition.

Our financial position and results of operations may be adversely affected if tax authorities challenge us and the tax challenges result in unfavorable outcomes.

We currently have international subsidiaries located in China, United Kingdom, Malaysia, India, and Israel as well as international branch offices located in Hong Kong and Sweden. The complexities resulting from operating in several different tax jurisdictions increase our exposure to worldwide tax challenges. In the event a review of our tax filings results in unfavorable adjustments to our tax returns, our operating results, cash flows and financial position could be materially and adversely affected.

Conducting business in international markets involves foreign exchange rate exposure that may lead to reduced profitability.

We have current operations in United Kingdom, Israel, Hong Kong, and China. Fluctuations in the value of the U.S. dollar relative to other currencies may impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. Our business is subject to and may also be adversely affected by political and economic uncertainties in the countries we operate in.

Risks Related to Our Industry

Our industry is characterized by rapidly changing technologies. If we are not successful in responding to rapidly changing technologies, our products may become obsolete and we may not be able to compete effectively.

The Wi-Fi (802.11, WiMAX) space is rapidly changing and prone to standardization. We must continue to evaluate, develop and introduce technologically advanced products that will position us for possible growth in the wireless data access market. If we are not successful in doing so, our products may not be accepted in the market or may become obsolete and we may not be able to compete effectively.

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

The trading price of our common stock has been highly volatile. The common stock price fluctuated from a low of $3.83 to a high of $7.19 during 2009. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

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

We must comply with the rules promulgated under section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires an annual management report assessing the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing this assessment.

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

Item 1B:	Unresolved Staff Comments

None

Item 2:	Properties

The following table lists our main facilities:

			Lease Term
Location	Square feet	Owned/Leased	Beginning	Ending	Purpose

Bloomingdale, Illinois	75,517	Owned	N/A	N/A	Antennas & corporate functions
Germantown, Maryland	20,704	Leased	2006	2013	Scanning receiver products
Tianjin, China	14,747	Leased	2009	2012	Antenna assembly

In connection with the sale of the MSG division in January 2008, our corporate headquarters moved to our facility in Bloomingdale, Illinois.

At December 31, 2009, we had a sales office in Sweden. We terminated our lease on this office in January 2010. In January 2010, we acquired Sparco. Under the terms of this acquisition, we assumed the lease for Sparco’s San Antonio, Texas facility. The term for this facility lease ends in September 2010.

All properties are in good condition and are suitable for the purposes for which they are used. We believe that we have adequate space for our current needs.

Item 3:	Legal Proceedings

Litigation with Wider Networks LLC

In March 2009, we filed in the United States District Court for the District of Maryland, Greenbelt Division, a lawsuit against Wider Networks, LLC claiming patent infringement, unfair competition and false advertising, seeking damages as allowed pursuant to federal and Maryland law. In June 2009, Telecom Network Optimization, LLC d/b/a Wider Networks (“Wider”), filed a lawsuit against us for patent infringement. These cases were consolidated by the court. On November 5, 2009, the parties participated in a mandatory settlement conference and signed a binding memorandum of understanding (“MOU”) resolving all disputes. The consolidated cases were dismissed without prejudice on November 6, 2009 and the parties entered into a definitive settlement agreement on December 9, 2009.

Under the terms of the settlement agreement, we are the exclusive distributor of the Wider WIND 3Gtm interference management system and the scanning receivers underlying those systems. We obtained these distribution rights and acquired all of the patents relating to Wider’s products for $1.2 million, of which $0.8 million was paid at closing and $0.2 million to be paid on the first and second anniversary dates of the settlement agreement. The settlement leaves Wider Networks in business to continue to develop and manufacture its WIND 3Gtm product and retain ownership of all of its hardware design know-how and copyrighted software code related intellectual property. The settlement gives us another interference management product, suitable for certain markets, to distribute along side CLARIFY®.

ITAR Disclosure

During the quarter ended September 30, 2009, we became aware that certain of our antenna products are subject to the jurisdiction of the U.S. Department of State in accordance with the International Traffic in Arms Regulations (“ITAR”). We determined that our processes surrounding the design and manufacture of these antennas were not adequate to assure compliance with the ITAR, and that we may have inadvertently violated restrictions on technology transfer in the ITAR.

Accordingly, on October 1, 2009 we filed a Voluntary Disclosure with the Directorate of Defense Trade Controls (“DTCC”), Department of State, describing the details of the non-compliance. On October 15, 2009, we received a letter from the DTCC requesting that we provide a full disclosure within 60 days of the date of their letter. We provided a full disclosure on December 14, 2009, which included our remediation plan which was implemented during the fourth quarter of 2009. On March 2, 2010 we received a letter from the DTCC that stated their conclusion that violations of the ITAR had occurred, but that the case was being closed without civil penalty. The DTCC reserves the right to reopen the case if through repeated future violations they determine that the circumstances warrant initiation of administrative proceedings in accordance with Part 128 of the ITAR.

Item 4:	Reserved

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

PCTEL’s common stock has been traded on the NASDAQ Global Market under the symbol PCTI since our initial public offering on October 19, 1999. The following table shows the high and low sale prices of our common stock as reported by the NASDAQ Global Market for the periods indicated.

	High	Low

Fiscal 2009:
Fourth Quarter	$6.60	$5.27
Third Quarter	$6.80	$4.88
Second Quarter	$6.44	$4.20
First Quarter	$7.19	$3.83
Fiscal 2008:
Fourth Quarter	$9.42	$3.73
Third Quarter	$11.53	$7.82
Second Quarter	$9.91	$6.75
First Quarter	$6.98	$5.88

The closing sale price of our common stock as reported on the NASDAQ Global Market on March 1, 2010 was $6.28 per share. As of that date there were 47 holders of record of the common stock. A substantially greater number of holders of the common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Five-Year Cumulative Total Return Comparison

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, this company performance graph shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference in any such filings.

The graph below compares the annual percentage change in the cumulative return to our stockholders with the cumulative return of the NASDAQ Composite Index and the S&P Information Technology Index for the period beginning December 31, 2004 and ending December 31, 2009. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN *
Among PCTEL, Inc., The NASDAQ Composite Index
And The S&P Information Technology Index

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Dividends

We paid one cash dividend in our history which was paid in May 2008. This special dividend of $10.3 million was a partial distribution of the proceeds received from the sale of MSG. We do not anticipate the payment of regular dividends in the future.

Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

The following table provides the activity of our repurchase program during the three months ended December 31, 2009 (in thousand, except per share amounts):

			Total Number of	Approximate Dollar Value
	Total Number		Shares Purchased	Value of Shares That May
	of Shares	Average Price	as Part of Publicly	Yet be Purchased
Period	Purchased	per Share	Announced Programs	Under the Programs

October 1, 2009 — October 31, 2009	—	—	271,251	$3,485,869
November 1, 2009 — November 30, 2009	81,211	$5.83	352,462	$3,012,550
December 1, 2009 — December 31, 2009	85,951	$6.05	438,413	$2,492,175

We repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. All share repurchase programs are announced publicly. On November 21, 2008, the Board of Directors authorized the repurchase of shares up to a value of $5.0 million. There were no share repurchases in 2008 under this share repurchase program. During the three months ended December 31, 2009, we repurchased 167,162 shares for approximately $1.0 million under this program and in the year ended December 31, 2009, we repurchased a total of 438,413 shares for approximately $2.5 million under this program. At December 31, 2009, we had $2.5 million remaining that could be purchased under this program. During 2008, we repurchased 4,022,616 shares for approximately $34.2 million under previously announced share repurchase programs.

Item 6:	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2009, 2008, and 2007 and the balance sheet data as of December 31, 2009 and 2008 are derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006, and 2005 are derived from audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues	$56,002	$76,927	$69,888	$76,768	$70,824
Cost of revenues	29,883	40,390	37,827	39,929	40,718

Gross profit	26,119	36,537	32,061	36,839	30,106

Operating expenses:
Research and development	10,723	9,976	9,605	9,169	6,812
Sales and marketing	7,725	10,515	10,723	10,993	11,126
General and administrative	9,674	10,736	12,652	13,068	15,909
Impairment of goodwill	1,485	16,735	—	20,349	—
Amortization of other intangible assets	2,225	2,062	1,987	3,593	4,137
Restructuring charges	493	353	2,038	389	(70)
Loss on sale of product lines and related note receivable	379	882	—	—	—
Royalties	(400)	(800)	(1,000)	(1,000)	(2,100)

Total operating expenses	32,304	50,459	36,005	56,561	35,814

Operating loss from continuing operations	(6,185)	(13,922)	(3,944)	(19,722)	(5,708)
Other income, net	919	85	2,831	3,303	1,546

Loss from continuing operations before provision (benefit) for income taxes and discontinued operations	(5,266)	(13,837)	(1,113)	(16,419)	(4,162)
Provision (benefit) for income taxes	(783)	(14,996)	(7,226)	(5,371)	45

Net income (loss) from continuing operations	(4,483)	1,159	6,113	(11,048)	(4,207)
Net Income (loss) from discontinued operations, net of tax provision	—	37,138	(82)	1,029	494

Net income (loss)	$(4,483)	$38,297	$6,031	$(10,019)	$(3,713)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$(0.26)	$0.06	$0.29	$(0.53)	$(0.21)
Net income (loss) from discontinued operations	—	$1.94	—	$0.05	$0.02
Net income (loss)	$(0.26)	$2.00	$0.29	$(0.48)	$(0.18)*
Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$(0.26)	$0.06	$0.29	$(0.53)	$(0.21)
Net income (loss) from discontinued operations	—	$1.93	—	$0.05	$0.02
Net income (loss)	$(0.26)	$1.99	$0.28 *	$(0.48)	$(0.18)*
Dividends per common share	—	$0.50	—	—	—
Shares used in computing basic earnings (loss) per share	17,542	19,158	20,897	20,810	20,146
Shares used in computing diluted earnings (loss) per share	17,542	19,249	21,424	20,810	20,146
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$63,439	$62,601	$65,575	$70,771	$58,307
Working capital	78,889	82,046	85,449	84,779	70,263
Total assets	129,218	135,506	135,879	132,617	144,505
Total stockholders’ equity	121,068	125,318	124,567	120,693	124,027

* EPS numbers not additive due to rounding

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenues for 2009 decreased by $20.9 million, or 27.2%, to $56.0 million as compared to 2008 primarily due to overall weakness in the global economy and the resulting reduction in spending by our customers. Operating loss for 2009 decreased to $(6.2) million from $(13.9) million in 2008, primarily because 2008 included a goodwill impairment charge of $16.7 million. Net income (loss) for continuing operations decreased to $(4.5) million for 2009 compared to $1.1 million for 2008 primarily because 2008 included a income tax benefit of $9.8 million related to release in our valuation allowance.

Introduction

PCTEL focuses on wireless broadband technology related to propagation and optimization. We design and develop innovative antennas that extend the reach of broadband and other wireless networks and that simplify the implementation of those networks. We provide highly specialized software-defined radios that facilitate the design and optimization of broadband wireless networks. We supply our products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, VARs and other OEMs. We maintain expertise in several technology areas. These include DSP chipset programming, radio frequency, software engineering, mobile antenna design and manufacture, mechanical engineering, product quality and testing, advanced algorithm development, and cellular engineering.

Growth in product revenue is dependent both on gaining further revenue traction in the existing product profile as well as further acquisitions to support the wireless initiatives. Revenue growth for antenna products is correlated to emerging wireless applications in broadband wireless, in-building wireless, wireless Internet service providers, GPS and Mobile SATCOM. LMR, PMR, DPMR, and on-glass mobile antenna applications represent mature markets. Revenue for scanning receivers is tied to the deployment of new wireless technology, such as 3G and Long-Term Evolution (“LTE”), and the need for existing wireless networks to be tuned and reconfigured on a regular basis.

We have an intellectual property portfolio related to antennas, the mounting of antennas, and scanning receivers. These patents are being held for defensive purposes and are not part of an active licensing program.

In the Annual Report on Form 10-K filed for the year ended December 31, 2008, we reported segment information for the Broadband Technology Group (“BTG”) and Licensing. Beginning in 2009, we re-evaluated our internal financial reporting process in which the CODM no longer reviews the financial information for Licensing. As of June 30, 2009, the financial information for Licensing was substantially complete.

On January 4, 2008, we sold MSG to Smith Micro Software, Inc. (NASDAQ: SMSI). MSG produced mobility software products for WiFi, cellular, IMS, and wired applications. As required by GAAP, the consolidated financial statements separately reflect the MSG operations as discontinued operations for all periods presented.

Current Economic Environment

General domestic and global economic conditions have negatively impacted our financial results due to reduced corporate spending, and decreased consumer confidence. These economic conditions have negatively impacted several elements of our business and have resulted in our facing one of the most challenging periods in our history. It is uncertain how long the current economic conditions will last or how quickly any subsequent economic recovery will occur. If the economic recovery is slow to occur, our business, financial condition and results of operations could be further materially and adversely affected.

Results of Operations for Continuing Operations

Years ended December 31, 2009, 2008 and 2007 (All amounts in tables, other than percentages, are in thousands)

Revenues

	2009	2008	2007

Revenue	$56,002	$76,927	$69,888
Percent change from year ago period	(27.2)%	10.1%	(9.0)%

Revenues were approximately $56.0 million for the year ended December 31, 2009, a decrease of 27.2% from the prior year. In the year ended December 31, 2009 versus the prior year, approximately 17% of the decline is attributable to antennas and approximately 10% of the decline is attributable to scanning receivers. Antenna revenues were lower in both our distribution and OEM channels, reflecting particular softness in land mobile radio systems, continued delays in mobile WiMAX rollout, and defense related antenna sales. Scanning receiver revenues were lower due to reduced capital expenditures levels worldwide and due to delays in carrier spending caused by the transition from Evolution Date Optimized (“EVDO”) to the LTE technology standard for communication networks.

Revenues were approximately $76.9 million for the year ended December 31, 2008, an increase of 10.1% from the prior year. In the year ended December 31, 2008 versus the prior year, scanning receivers contributed approximately 8% of the revenue growth and antennas provided approximately 3% of the revenue growth. The revenue growth for scanning receivers was primarily due to an increase in the number of UMTS deployments and the revenue growth for antennas was primarily due to the acquisition of product lines from Bluewave in March 2008.

Gross Profit

	2009	2008	2007

Gross profit	$26,119	$36,537	$32,061
Percentage of revenue	46.6%	47.5%	45.9%
Percent of revenue change from year ago period	(0.9)%	1.6%	(2.1)%

Gross profit as a percentage of total revenue was 46.6% in 2009 compared to 47.5% in 2008 and 45.9% in 2007. The margin decrease in 2009 reflects the cost of lower overall volume over our fixed costs. Scanning receivers contributed approximately 0.5% of the margin percentage decrease and antennas contributed approximately 0.4% of the margin percentage decrease for the year ended December 31, 2009 compared to the year ended December 31, 2008.

The gross margin percentage increase in 2008 compared to 2007 reflected favorable product mix of higher margin scanning receiver products and volume increases. Scanning receivers contributed approximately 1.8% of the margin percentage increase for the year ended December 31, 2008 compared to year ended December 31, 2007.

Research and Development

	2009	2008	2007

Research and development	$10,723	$9,976	$9,605
Percentage of revenues	19.1%	13.0%	13.7%
Percent change from year ago period	7.5%	3.9%	4.8%

Research and development expenses increased $0.7 million from 2008 to 2009. Expenses were higher than the prior year because we invested in the development of new scanning receivers and incurred expense for the integration of the antenna product lines acquired from Wi-Sys in January 2009.

Research and development expenses increased $0.4 million from 2007 to 2008. Expenses were higher in 2008 compared to 2007 because we invested in development of new scanning receivers and for an antenna design center in China.

We had 75, 67, and 66 full-time equivalent employees from continuing operations in research and development at December 31, 2009, 2008, and 2007, respectively.

Sales and Marketing

	2009	2008	2007

Sales and marketing	$7,725	$10,515	$10,723
Percentage of revenues	13.8%	13.7%	15.3%
Percent change from year ago period	(26.5)%	(1.9)%	(2.5)%

Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

Sales and marketing expenses decreased $2.8 million from 2008 to 2009 due to full year impact of headcount reductions and office closures in several unproductive international sales offices and due to lower commissions to sales people and manufacturers representatives. The headcount reductions occurred in the third and fourth quarters of 2008.

Sales and marketing expenses decreased $0.2 million from 2007 to 2008 due to cost controls and lower sales commissions. Our sales commissions were lower because we reduced the number of manufacturers’ rep firms in 2008.

We had 37, 40, and 46 full-time equivalent employees from continuing operations in sales and marketing at December 31, 2009, 2008, and 2007, respectively.

General and Administrative

	2009	2008	2007

General and administrative	$9,674	$10,736	$12,652
Percentage of revenues	17.3%	14.0%	18.1%
Percent change from year ago period	(9.9)%	(15.1)%	(3.2)%

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses decreased $1.1 million from 2008 to 2009. The expense decrease is due to $0.7 million lower stock compensation expense for employees in general and administrative functions and $0.4 million due to net corporate cost reductions.

General and administrative expenses decreased $1.9 million from 2007 to 2008. Approximately $1.4 million of the decrease is due to a reduction in corporate overhead expenses and $0.3 million is due to the full year impact from our exit from the UMTS iVET antenna product line in Ireland in 2007. Corporate overhead expenses declined because we streamlined our corporate overhead structure after the MSG sale and reduced spending on information technology, finance, human resources, and other professional services.

We had 34, 36, and 41 full-time equivalent employees from continuing operations in general and administrative functions at December 31, 2009, 2008, and 2007, respectively.

Amortization of Other Intangible Assets

	2009	2008	2007

Amortization of other intangible assets	$2,225	$2,062	$1,987
Percentage of revenues	4.0%	2.7%	2.8%

The amortization of intangible assets relates to the acquisitions of the assets from DTI in 2003, MAXRAD in 2004, the antenna product lines of Andrew Corporation in 2004, the product lines of Bluewave in 2008 and Wi-Sys in 2009.

Amortization increased in 2009 due to the acquisition of the product lines from Bluewavetm in March 2008 and Wi-Sys in January 2009. With the acquisition of Wi-Sys, we recorded intangible assets of $0.8 million for customer relationships, core technology, and trade names. These assets have an amortization period of three to six years. See Note 4 in the notes to the consolidated financial statements for additional information on the Wi-Sys acquisition.

Amortization increased in 2008 due to the acquisition of product lines from Bluewave. With this acquisition, we recorded intangible assets of $3.3 million for customer relationships, core technology, and trade names. These assets have an amortization period of six years. See Note 4 in the notes to the consolidated financial statements for additional information on the acquisition of the product lines from Bluewave.

Restructuring Charges

	2009	2008	2007

Restructuring charges	$493	$353	$2,038
Percentage of revenues	0.9%	0.5%	2.9%

The 2009 restructuring expense includes $0.3 million for Bloomingdale antenna restructuring and $0.2 million for Wi-Sys restructuring. In order to reduce costs with the antenna operations in the Bloomingdale, Illinois location, we terminated thirteen employees during the three months ended March 31, 2009 and terminated five additional employees during the three months ended June 30, 2009. We recorded $0.3 million in restructuring expense for severance payments for these eighteen employees. During the second quarter 2009, we exited the Ottawa, Canada location related to the Wi-Sys acquisition and integrated those operations in to our Bloomingdale, Illinois location. The restructuring expense of $0.2 million relates to employee severance, lease termination, and other shut down costs.

The 2008 restructuring expense includes $0.3 million for corporate overhead restructuring and $0.1 million for international sales office restructuring. In the first quarter of 2008, we incurred restructuring expense of $0.3 million for employee severance costs related to reductions in corporate overhead. In November 2008 we announced the closure of our sales office in New Delhi, India, effective December 2008. We incurred restructuring charges of $0.1 million for severance payouts and lease obligations.

The 2007 restructuring expense corresponds to our exit from the UMTS antenna market and shut down of our iVET antenna product line. We closed our research and development facility in Dublin, Ireland as well as a related engineering satellite office in the United Kingdom, and discontinued the UMTS portion of our contract manufacturing, which was located in St. Petersburg, Russia. These actions terminated twelve redundant employee positions in Ireland and three redundant employee positions in the United Kingdom. The facilities and employees affected by the closure decision were originally part of our acquisition of Sigma in July 2005.

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

Impairment of goodwill

	2009	2008	2007

Impairment of goodwill	$1,485	$16,735	$—
Percentage of revenues	2.7%	21.8%	—

In March 2009, we recorded goodwill impairment of $1.5 million. This amount consists of $0.4 million of goodwill remaining from our Licensing business and the $1.1 million in goodwill recorded with the Wi-Sys acquisition in January 2009. We tested our goodwill for impairment because our market capitalization was below our book value at March 31, 2009. We considered this market capitalization deficit as a triggering event.

In 2008, we recorded a goodwill impairment of $16.7 million based on the results from our annual test of goodwill impairment. There was no goodwill impairment recorded in 2007.

See discussion of this goodwill impairment within the critical accounting estimates section of part 7 on page 57.

Loss on sale of product lines and related note receivable

	2009	2008	2007

Loss on sale of product lines and realted note receivable	$379	$882	$—
Percentage of revenues	0.7%	1.1%	—

In 2009, we reserved for the $0.4 million outstanding receivable balance from SWTS due to uncertainty of collection. The reserve was recorded as a loss on sale of product line and related note receivable in the consolidated statements of operations. The related note was formally written-off and cancelled on March 4, 2010. The net receivable balance from SWTS was $0 and $0.5 million in the consolidated balance sheets as of December 31, 2009 and December 31, 2008, respectively.

In the fourth quarter of 2008 we sold certain antenna products and related assets to SWTS. SWTS purchased the intellectual property, dedicated inventory, and certain fixed assets related to four of our antenna product families for $0.7 million, payable in installments at close and over a period of 18 months. The four product families represent the last remaining products acquired by us through our acquisition of Sigma in July 2005. SWTS and Sigma are unrelated. In the year ended December 31, 2008, we recorded a $0.9 million loss on sale of product lines, separately within operating expenses in the consolidated statements of operations. The net loss included the book value of the assets sold to SWTS, impairment charges, and incentive payments due to the new employees of SWTS, net of the proceeds due to us. We sold inventory with a net book value of $0.8 million and wrote off intangible assets including goodwill of $0.5 million. The intangible asset write-off was the net book value and the goodwill write-off was a pro-rata portion of goodwill. We paid incentive payments of $0.1 million and calculated $0.5 million in proceeds based on the principal value of the installment payments excluding imputed interest.

Royalties

	2009	2008	2007

Royalties	$400	$800	$1,000
Percentage of revenues	0.7%	1.0%	1.4%

In May 2003, we completed the sale of certain of our assets to Conexant Systems, Inc. (“Conexant”). Concurrent with this sale of assets, we entered into a patent licensing agreement with Conexant. We received royalties under this agreement on a quarterly basis through June 30, 2009. The royalty payments under this agreement were completed on June 30, 2009, and we do not expect any additional royalties.

Other Income, net

	2009	2008	2007

Other income, net	$919	$85	$2,831
Percentage of revenues	1.6%	0.1%	4.1%

Other income, net, consists of interest income, investment gains and losses, and foreign exchange gains and losses. Other income, net in the year ended December 31, 2009 increased compared to the year ended December 31, 2008 primarily because 2008 included investment losses from the Columbia Strategic Cash Portfolio fund with Bank of America (“CSCP”). We recorded investment gains from the CSCP of $0.3 million in the year ended December 31, 2009 and investment losses from the CSCP of $2.4 million and $0.5 million in the years ended

December 31, 2008 and 2007, respectively. The CSCP fund was closed to new subscriptions or redemptions in December 2007, resulting in our inability to immediately redeem our investments for cash. The fund was fully liquidated in December 2009.

Interest income was $0.6 million, $2.6 million, and $3.4 million for the years ended December 31, 2009, 2008, and 2007, respectively. Interest income decreased in 2009 compared to 2008 and 2007 due to lower interest rates. We recorded foreign exchange losses of $0.1 million, $0.1 million and $0.3 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Benefit for Income Taxes

	2009	2008	2007

Benefit for income taxes	$783	$14,996	$7,226
Effective tax rate	14.9%	108.4%	649.2%

The effective tax rate differed from the statutory Federal rate of 35% by approximately 20% during 2009 primarily due to foreign taxes, a rate change to our deferred tax assets, and the non-tax deductibility for the Wi-Sys goodwill impairment. These items accounted for 6%, 6%, and 8% of this rate difference, respectively. Our statutory rate is 35% because we paid U.S. taxes in 2008 at the 35% rate, and we will carry back our 2009 tax losses against the 2008 taxes paid.

.

The effective tax rate differed from the statutory Federal rate of 35% by approximately 73% during 2008 primarily due to the release of our valuation allowance of $9.8 million. The release of the valuation allowance accounted for 71% of this rate difference. We reversed our valuation allowance because our projected income is more than adequate to offset our deferred tax assets remaining after disposition of the Sigma assets in the third quarter 2008.

The effective tax rate differed from the statutory Federal rate of 35% by approximately 614% during 2007 principally due to changes with our valuation allowance. The changes with our valuation allowance accounted for 578% of the rate difference. We reversed $7.9 million of the valuation allowance in 2007 due to the taxable income from the gain on the sale of MSG in January 2008.

At December 31, 2009, we had gross deferred tax assets of $11.6 million and a valuation allowance of $0.6 million against the deferred tax assets. We maintain the valuation allowance due to uncertainties regarding realizability. The valuation allowance at December 31, 2009 relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income, and the carryback available to offset against prior year gains. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance.

Net Income (Loss) from Discontinued Operations, Net of Tax Provision

	2009	2008	2007

Net income (loss) from discontinued operations, net of tax provision	$—	$37,138	$(82)

In January 2008, we completed the sale of our MSG division to Smith Micro in accordance with an Asset Purchase Agreement (the “Smith Micro APA”) entered into between Smith Micro and PCTEL and publicly announced on December 10, 2007. Under the terms of the Smith Micro APA, Smith Micro purchased substantially all of the assets of the MSG division for total consideration of $59.7 million in cash. In the transaction, we retained the accounts receivable, non customer-related accrued expenses and accounts payable of the division. Substantially all of the employees of MSG continued as employees of Smith Micro in connection with the completion of the acquisition. The results of operations of MSG have been classified as discontinued operations.

The sale of MSG in January 2008 qualified as a discontinued operation for the years ended December 31, 2008 and 2007. The results of MSG have been excluded from our continuing operations and reported separately as discontinued operations. See also Note 3 in the notes to the consolidated financial statements for additional information on discontinued operations.

Discontinued operations for the year ended December 31, 2008 included the gain on the sale of MSG of $60.3 million in addition to net loss from operations of $0.3 million and income tax expense of $22.8 million. The loss of $82 from discontinued operations in 2007 included the full year of revenues and expenses. The expenses included $0.8 million in costs for professional services in the fourth quarter 2007 associated with the sale of MSG. There was no activity related to discontinued operations in 2009.

Liquidity and Capital Resources

	Years Ended December 31,
	2009	2008	2007

Net (loss) income from continuing operations	$(4,483)	$1,159	$6,113
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	8,594	20,410	(139)
Changes in operating assets and liabilities	3,779	1,419	(5,224)

Net cash provided by operating activities	7,890	22,988	750
Net cash used in investing activities	(15,060)	(2,290)	(29,094)
Net cash used in financing activities	(2,082)	(40,916)	(4,988)
Net cash provided by discontinued operations	—	38,477	741
Cash and cash equivalents at the end of the year	$35,543	$44,766	$26,632
Short-term investments at the end of the year	27,896	17,835	38,943
Long-term investments at the end of the year	12,135	15,258	—
Short-term borrowings at the end of the year	—	—	107
Working capital at the end of the year	$78,889	$82,046	$84,779

Liquidity and Capital Resources Overview

At December 31, 2009, our cash and investments were approximately $75.6 million, of which $12.1 million are classified as long term assets as they have maturities from 13 to 24 months, and we had working capital of approximately $78.9 million. Our primary source of liquidity is cash provided by operations, with short term swings in liquidity supported by a significant balance of cash and short-term investments. The balance has fluctuated with cash from operations, acquisitions and divestitures, and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. We expect this historical trend to continue in the future. Fiscal year 2009 was an exception as we generated operating funds from the balance sheet as working capital declined with revenues.

Within investing activities, capital spending historically ranges between 3% and 5% of our revenue. The primary use of capital is for manufacturing and development engineering requirements. We historically have significant transfers between investments and cash as we rotate our large cash and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balance from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

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

Operating Activities:

We generated $7.9 million of funds from operating activities for the year ended December 31, 2009. The income statement was a net generator of $4.1 million of funds and changes in the balance sheet provided $3.8 million of funds. Despite lower revenues in 2009, we generated cash from operations because we reduced our cash expenditures and working capital requirements. The decline in accounts receivable accounted for a source of $4.6 million in funds primarily because revenues declined $3.5 million in the fourth quarter 2009 compared to the fourth quarter 2008. We used funds of $0.4 million and $2.5 million of cash for accounts payable and accrued liabilities, . Our accounts payable declined due to lower inventory purchases and our accrued liabilities declined in 2009 due to reductions in bonuses and sales commission. We lowered our inventory purchases during 2009 to correspond to the decline in revenues. We had no expense in 2009 for cash bonuses under our Short-Term Incentive Plan and we also had lower sales commissions in 2009 because of lower revenues.

We generated $23.0 million of funds from operating activities for the year ended December 31, 2008. The income statement was a net generator of $21.5 million of funds and the balance sheet provided $1.4 million of funds. The net collection of accounts receivables provided cash of $2.1 million and an increase in accounts payable provided cash of $1.5 during 2008. The receivable collections included $1.9 million of MSG accounts receivables from December 31, 2007 that were retained by us. We used cash of $1.3 million on increases in inventories and $1.6 million on decreases in other accrued liabilities. The increase in inventories was due to purchases in the fourth quarter 2008 to meet our customer commitments. The decrease in accrued liabilities is primarily due to payments for professional services incurred in December 2007 for the MSG sale.

We generated $0.8 million of funds from operating activities for the year ended December 31, 2007. The income statement was a net generator of $6.0 million of funds through net income, depreciation, amortization, stock based compensation and restructuring. The balance sheet was a net user of $5.2 million of funds due to increases in inventories of $3.4 million and accounts receivable of $2.0 million. The increase in inventories was due to purchases of antenna raw material inventory and scanner receiver sub-assemblies to meet the anticipated customer demand in the first quarter 2008. The increase in accounts receivables was due to the higher fourth quarter 2007 revenues versus the comparable period in the prior year.

Investing Activities:

Our investing activities used $15.1 million of cash during the year ended December 31, 2009. We used $6.5 million for the acquisitions of Wi-Sys in January 2009 and the scanning receiver assets from Ascom in December 2009. We also used $0.8 million for the settlement with Wider in December 2009.

We rotated $31.8 million of cash into short and long-term investments during the year ended December 31, 2009. Redemptions and maturities of short-term investments provided $25.2 million of cash during the year ended December 31, 2009. The redemptions included $8.6 million from our shares in the CSCP and $16.6 million from maturities and redemptions of pre-refunded municipal and U.S. Government Agency bonds.

For the year ended December 31, 2009, our capital expenditures were $1.5 million. The rate of capital expenditures in relation to revenues for the year ended December 31, 2009 is at the low end of our historical range.

We used $2.3 million for investing activities during the year ended December 31, 2008. Redemptions from the CSCP provided $28.0 million in funds and we rotated $24.5 million to other short-term and long-term investments. We used $3.9 million for the purchase of assets of Bluewave in March 2008 and $2.7 million for capital expenditures during the year ended December 31, 2008. Our 2008 capital expenditures included $0.6 million for a new China design center. The China design center represents expansion of our antenna engineering capacity. Capital expenditures during the year ended December 31, 2008 were 3.5% of revenues, below the historical range of 4% to 6% of revenues. Lower capital expenditures than our historical trend are reflective of our exit from UMTS antenna operations in 2007 and reduced capital expenditures for information systems. In 2008, we received $0.8 million from the sale and related royalties of our modem business to Conexant in 2003.

We used $29.1 million for investing activities in the year ended December 31, 2007. With redemptions of short-term investments, we rotated $11.6 million into cash and cash equivalents. We classified the $38.9 million fair value of our investment in the CSCP as “Short-Term Investments” on our consolidated balance sheet at December 31, 2007. Capital expenditures were $2.8 million in 2007, or 4.1% of revenue, which fell within the historical range of 4% to 6% of revenue. We received $1.0 million from the sale and related royalties of our modem business to Conexant in 2003. There were no acquisitions in the year ended December 31, 2007.

Financing Activities:

Our financing activities used $2.1 million in cash during the year ended December 31, 2009. We used $2.5 million to repurchase our common stock under share repurchase programs and we received $0.4 million from shares purchased through the ESPP.

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

Our financing activities consumed $5.0 million of funds during the year ended December 31, 2007. We used $5.5 million to repurchase our common stock under share repurchase programs, but we generated $1.3 million from the proceeds from the sale of common stock related to stock option exercises and shares purchased through the ESPP. Repayment of our net borrowing balance in Ireland used $0.8 million of cash in the year ended December 31, 2007.

Contractual Obligations and Commercial Commitments

The following summarizes the contractual obligations at December 31, 2009 for office and product assembly facility leases, office equipment leases and purchase obligations, and the effect such obligations are expected to have on the liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Operating leases:
Facility(a)	$1,559	$495	$1,064	$0	$0
Equipment(b)	181	42	127	11	—
Purchase obligations(c)	5,694	5,694	—	—	—

Total	$7,434	$6,232	$1,192	$11	$0

(a)	Future payments for the lease of office and production facilities.

(b)	Future payments for the lease of office equipment.

(c)	Purchase orders or contracts for the purchase of inventory, as well as for other goods and services, in the ordinary course of business, and excludes the balances for purchases currently recognized as liabilities on the balance sheet.

We have a liability related to uncertain positions for Income Taxes of $0.8 million at December 31, 2009. We do not know when this obligation will be paid.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

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

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured. We recognize revenue for sales of the antenna products and software defined radio products, when title transfers, which is predominantly upon shipment from the factory. For products shipped on consignment, we recognize revenue upon delivery from the consignment location. Revenue recognition is also based on estimates of product returns, allowances, discounts, and other factors. These estimates are based on historical data. We believe that the estimates used are appropriate, but differences in actual experience or changes in estimates may affect future results.

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

Excess and Obsolete Inventory

We maintain reserves to reduce the value of inventory to the lower of cost or market, including reserves for excess and obsolete inventory. Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage. Obsolete reserves are based on our identification of inventory where carrying value is above net realizable value. These reserves are based on our estimates and judgments regarding sales volumes, utilization, and product mix. We believe that the estimates used are appropriate, but differences in actual experience or changes in estimates may affect future results.

Warranty Costs

We offer repair and replacement warranties of primarily two years for antenna products and one year for scanners and receivers. Our warranty reserve is based on historical sales and costs of repair and replacement trends. We believe that the estimates used are appropriate, but differences in actual experience or changes in estimates may affect future results.

Stock-based Compensation

We recognize stock-based compensation expense for all share based payment awards in accordance with fair value recognition provisions. Under the fair value provisions, we recognize stock-based compensation expense net of an estimated forfeiture rate, recognizing compensation cost only for those awards expected to vest over requisite service periods of the awards. Stock-based compensation expense and disclosures are dependent on assumptions used in calculating such amounts. These assumptions include risk-free interest rates, expected term of the stock-based compensation instrument granted, volatility of stock and option prices, expected time between grant date and date of exercise, attrition, performance, and other factors. These factors require us to use judgment. Our estimates of these assumptions typically are based on historical experience and currently available market place data. While management believes that the estimates used are appropriate, differences in actual experience or changes in assumptions may affect our future stock-based compensation expense and disclosures.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Our continuing operations have international subsidiaries located in China, United Kingdom, and Israel as well as an international branch offices located in Hong Kong and Sweden. The complexities brought on by operating in several different tax jurisdictions inevitably lead to an increased exposure to worldwide taxes. Should review of the tax filings result in unfavorable adjustments to our tax returns, the operating results, cash flows, and financial position could be materially and adversely affected.

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

Valuation Allowances for Deferred Tax Assets

We establish an income tax valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider the amounts and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. We maintain an existing valuation allowance until sufficient positive evidence exists to support its reversal. Changes in the amount or timing of expected future deductions or taxable income may have a material impact on the level of income tax valuation allowances. Our assessment of the realizability of the deferred tax assets requires judgment about our future results. Inherent in this estimation is the requirement for us to estimate future book and taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results, the prudence and feasibility of possible tax planning strategies, and the economic environment in which we do business. It is possible that the actual results will differ from the assumptions and require adjustments to the allowance. Adjustments to the allowance would affect future net income.

Variable Interest Entities

We consolidate variable interest entities (“VIE”) when the company is the primary beneficiary. We evaluated the SWTS entity to determine if SWTS is a variable interest entity. Our evaluation of SWTS included assumptions on revenue and cash flows. At December 31, 2009 and 2008, respectively, we concluded that SWTS is a variable interest entity but we are not its primary beneficiary.

Impairment Reviews of Goodwill

We perform an annual impairment test of goodwill at the end of the first month of our fiscal fourth quarter (October 31st), or at an interim date if an event occurs or if circumstances change that would more likely than not reduce the fair value below our carrying value. The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions. We use both the Income approach and the Market approach for determining the fair value of the reporting unit as “step one” in the test for impairment. For the Income approach, we use the Discounted Cash Flow (“DCF”) method and for the Market approach, we use the Comparable Business (“CB”) method for determining fair value.

The DCF method considers the future cash flow projections of the business and the value of those projections discounted to the present day. The DCF method requires us to use estimates and judgments about our future cash flows. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage our business, there is considerable judgment in determining the cash flows. Assumptions related to future cash flows and discount rates involve significant management judgment and are subject to significant uncertainty.

The CB method is a valuation technique by which the fair value of the equity of a business is estimated by comparing it to publicly-traded companies in similar lines of business. The multiples of key metrics of other similar companies (revenue and/or EBITDA) are applied to the historical and/or projected results of the business being valued to determine its fair value. This method requires us to use estimates and judgments when determining comparable companies. We assess such factors as size, growth, profitability, risk, and return on investment. We believe that the accounting estimates related to valuation of goodwill is a critical accounting estimate because it requires us to make assumptions that are highly uncertain about the future cash flows of our business.

The sum of the reporting units’ fair value using the DCF and CB methods plus the fair value of our cash and investments is reconciled to the sum of our total market capitalization plus a control premium (“Adjusted Market Capitalization”). The control premium is based on the discounted cash flows associated with obtaining control of us in an acquisition of the entire company. In the event that Adjusted Market Capitalization is less than the calculated Fair Value, the negative variance is allocated back to the reporting units’ fair value in proportion to their calculated fair values under the methods previously described in order to arrive at an adjusted fair value

While the use of historical results and future projections can result in different valuations for a company, it is a generally accepted valuation practice to apply more than one valuation technique to establish a range of values for a business. Since each technique relies on different inputs and assumptions, it is unlikely that each technique would yield the same results. However, it is expected that the different techniques would establish a reasonable range. In determining the fair value, we weigh the two methods equally because we believe both methods have an equal probability of providing an appropriate fair value.

2009 Goodwill Analysis

With the acquisition of Wi-Sys in January 2009, we booked $1.1 million of goodwill. Since our market capitalization plus a control premium during the first quarter 2009 was significantly below the book value of our net assets, including the full amount of the goodwill from the Wi-Sys acquisition during the first quarter, we considered this market capitalization deficit to be a triggering event at March 31, 2009 for the evaluation of goodwill for impairment. Because we had goodwill for our BTG and Licensing reporting units, we performed the goodwill analysis using these two reporting units.

Step One — DCF Method and the CB Method

For the cash flow projections of BTG, we projected a pro-forma income statement for BTG for the five calendar years ending December 31, 2013. The cash flow projections reflected the acquisition of Wi-Sys in January 2009. In “step one”, the calculation of our fair value was higher than the carrying value of BTG at March 31, 2009.

However, when applying the market capitalization deficit to the step one fair values, there was a deficit between the fair value of BTG and the carrying value of its assets. We concluded that the goodwill was impaired.

Step Two — Reconciliation of Reporting Units Fair Value to PCTEL’s Market Capitalization

The market capitalization at March 31, 2009 was $81.0 million to which a $6.5 million control premium (6%) was added based on the DCF of our after tax costs of being a public company to arrive at the market capitalization plus control premium of $87.5 million. Based on the reconciliation between BTG’s fair value and the Adjusted Market Capitalization, a negative Adjusted Market Capitalization variation condition existed at March 31, 2009. We concluded that the full amount of the goodwill was impaired at March 31, 2009. We recorded an impairment charge for $1.1 million.

At March 31, 2009, the undiscounted cash flows of the Licensing unit were lower than the carrying amount of the net book value of the Licensing unit. We recorded an impairment for the remaining $0.4 million of goodwill from our Licensing unit.

2008 Annual Goodwill Analysis

In 2008, we managed our business as two operating segments, BTG and Licensing. We determined these operating segments were our reporting units. We tested each reporting unit for possible goodwill impairment by comparing each reporting unit’s net book value to fair value.

Step One — DCF Method and the CB Method

For the cash flow projections of BTG, we projected a pro-forma income statement for BTG for the two months ended December 31, 2008 and for the five calendar years ending December 31, 2013. In “step one”, the calculation of our fair value was lower than the carrying value of the assets of BTG at October 31, 2008. We concluded that goodwill impairment was likely.

Step Two — Reconciliation of Reporting Units Fair Value to PCTEL’s Market Capitalization

The market capitalization at October 31, 2008 was $107.2 million to which a $6.5 million control premium (6%) was added based on the DCF of our after tax costs of being a public company to arrive at the market capitalization plus control premium of $113.7 million. We considered whether the market capitalization at October 31st was appropriate for use in the “step one” calculation as the market capitalization for the six months prior to the annual test date averaged $184.1 million. We concluded that the market had not reflected the economic recession outlook in its stock price prior to October 2008. The average market capitalization for the months of October 2008 through January 2009 averaged $113.7 million, which indicates that the decline in market capitalization in October 2008 is other than temporary. Therefore the October 31st market capitalization was used. Based on the reconciliation between BTG’s fair value and the Adjusted Market Capitalization, a negative Adjusted Market Capitalization variation condition existed in 2008. As a result of our lower market capitalization in 2008, we recorded an impairment charge for $16.7 million. The goodwill impairment of $16.7 million was 100% of the goodwill associated with BTG.

For Licensing, we used an undiscounted cash flow model for determining fair value. The reporting unit had stable predictable cash flow and a finite life, as the last of the modem licensing agreements contractually reach paid up status in June 2009. Given the finite life, the difference between undiscounted and discounted cash flow is immaterial. The annual tests of goodwill in the fourth quarter of 2008 did not indicate impairment was likely.

2007 Annual Goodwill Analysis

In 2007, we managed our business as three operating segments, BTG, MSG, and Licensing. MSG was sold on January 5, 2008 and was accounted for as discontinued operations in 2007.

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

For Licensing, we used an undiscounted cash flow model for determining fair value. The reporting unit had stable predictable cash flow and a finite life, as the last of the modem licensing agreements contractually reach paid up status in June 2009. Given the finite life, the difference between undiscounted and discounted cash flow is immaterial. The annual tests of goodwill in the fourth quarter of 2007, respectively did not indicate impairment was likely.

Impairment Reviews of Definite-Lived Intangible Assets

Management reviews definite-lived intangible assets, investments and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. This analysis differs from our goodwill analysis in that a definite-lived intangible asset impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets being evaluated is less than the carrying value of the assets. The estimate of long-term cash flows includes long-term forecasts of revenue growth, gross margins, and operating expenses. All of these items require significant judgment and assumptions. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than the carrying amount. Changes in the estimates of forecasted cash flows may cause additional asset impairments, which could result in charges that are material to our results of operations.

2009 Analysis

Based on the triggering event related to our market capitalization in the first quarter 2009, we reevaluated the carrying value of the intangible assets. We concluded that there was no impairment of other intangible assets in relation to the test at March 31, 2009. There was no triggering event in the second, third, or fourth quarters of 2009.

2008 Analysis

We conducted a long-lived asset impairment analysis in the fourth quarter of 2008 because our annual impairment test for goodwill in 2008 yielded an impairment of BTG’s goodwill in the amount of $16.7 million. While there is no direct market price comparison available for BTG’s intangible assets, we believed that the indicated fair value deficit in the calculation beyond the goodwill balance was an indication that there may be a significant market price decline in the intangible assets.

We tested the intangible asset balances at October 31, 2008 to determine whether the carrying value of the intangible assets exceeds their “fair value” “Fair value” means the discounted cash flows expected to result from the use of the asset over its life. The BTG intangible assets with remaining book balances subject to amortization at October 31, 2008 were the trademarks, technology, and customer relationships associated with the acquisitions of the Maxrad, Andrew, and Bluewave antenna products. The evaluation was done on the specific assets or asset groups and related cash flows to which the carry values relate. The forecasted future undiscounted cash flows were greater than the carrying value at the asset group level for all three intangible asset groups. The results of the analysis lead us to conclude that no impairment loss shall be recognized at December 31, 2008. Additionally, there is nothing in the analysis and underlying worksheets that would lead management to conclude that there should be a revision of the original amortization period contemplated for the assets. Our assumptions required significant judgment and actual cash flows may differ from those forecasted.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under Accounting Standards Codification (“ASC”), ASC 805, which retains the fundamental requirements that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) extends its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. We applied the provisions of this guidance prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of these provisions did not have a material effect on our consolidated financial statements since its adoption.

In January 2009, we adopted ASC 350-30, which requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension. The adoption of ASC 350-30 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued additional guidance that requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, only if fair value can be reasonably estimated and eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. We applied the provisions of this guidance prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of these provisions did not have a material effect on our consolidated financial statements since its adoption.

In June 2009, the FASB issued amendments to the accounting rules for VIEs and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (“QSPEs”) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. The company will adopt these amendments for interim and annual reporting periods beginning on January 1, 2010. We do not expect the adoption of these amendments to have a material impact on our consolidated financial statements.

Effective June 30 2009, we adopted ASC 820-10. ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The adoption of ASC 820-10 did not have a material effect on the consolidated financial statements.

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of these changes did not have a material impact on our results.

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. We will adopt these changes on the effective date of January 1, 2011. The company does not expect the adoption of these changes to have a material impact on its consolidated financial statements.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign exchange rates, credit risk, and investment risk as follows:

Interest Rate Risk

We manage the sensitivity of our results of operations to interest rate risk on cash equivalents by maintaining a conservative investment portfolio. The primary objective of our investment activities is to preserve principal without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term investments, and long-term investments in AAA money market funds, pre-refunded municipal bonds, U.S. government agency bonds or AAA money market funds invested exclusively in government agency bonds, and AA or higher rated corporate bonds. Our cash in U.S. banks is fully insured by the Federal Deposit Insurance Corporation (“FDIC”). Due to changes in interest rates, our future investment income may fall short of expectations. A hypothetical increase or decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at December 31, 2009. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes. We have no borrowing as we repaid our short-term loan at our Tianjin, China subsidiary in April 2008.

Foreign Currency Risk

We are exposed to currency fluctuations due to our foreign operations and because we sell our products internationally. We manage the sensitivity of our international sales by denominating the majority of transactions in U.S. dollars. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the year ended December 31, 2009. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

We have $0.9 million of cash in foreign bank accounts at December 31, 2009. As of December 31, 2009, we have no intention of repatriating the cash in our foreign bank accounts to the U.S. If we decide to repatriate the cash in foreign bank accounts, we may experience difficulty in repatriating this cash in a timely manner. We may also be exposed to foreign currency fluctuations and taxes if we repatriate these funds.

Credit Risk

The financial instruments that potentially subject us to credit risk consist primarily of trade receivables. For trade receivables, credit risk is the potential for a loss due to a customer not meeting its payment obligations. Our customers are concentrated in the wireless industry. Estimates are used in determining an allowance for amounts which we may not be able to collect, based on current trends, the length of time receivables are past due and historical collection experience. Provisions for and recovery of bad debts are recorded as sales and marketing expense in the consolidated statements of operations. We perform ongoing evaluations of customers’ credit limits and financial condition. Generally, we do not require collateral from customers. As of December 31, 2009 no customer accounts receivable balance represented 10% of gross receivables and at December 31, 2008, one customer accounts receivable balance represented 10% of gross receivables. Our allowances for potential credit losses have historically been adequate compared to actual losses.

Investment Risk

On December 22, 2009, we received the final redemption from our investment in the CSCP. This fund was closed to new subscriptions or redemptions in December 2007, resulting in our inability to immediately redeem our investments for cash. The fair value of our investment in this fund at December 31, 2008 was $8.6 million based on the net asset value of the fund. In the year ending December 31, 2009, we received redemptions of $8.9 million and we realized gains of $0.3 million from the increase in the net asset value of the fund. The gains were recorded in other income, net in our consolidated statements of operations. Starting in December 2007 through December 31, 2009, we recorded cumulative losses on our CSCP investment of $2.6 million.

Item 8:	Financial Statements and Supplementary Data

PCTEL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
PCTEL, Inc.:

We have audited PCTEL, Inc. (a Delaware Corporation) and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PCTEL, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009 and our report dated March 16, 2010 expressed an unqualified opinion on those financial statements.

/s/  GRANT THORNTON LLP

Chicago, Illinois
March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
PCTEL, Inc.:

We have audited the accompanying consolidated balance sheets of PCTEL, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). The Company’s management is responsible for these financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of PCTEL, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PCTEL, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010, expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

Chicago, Illinois
March 16, 2010

PCTEL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$35,543	$44,766
Short-term investment securities	27,896	17,835
Accounts receivable, net of allowance for doubtful accounts of $89 and $121 at December 31, 2009 and December 31, 2008, respectively	9,756	14,047
Inventories, net	8,107	10,351
Deferred tax assets, net	1,024	1,148
Prepaid expenses and other assets	2,541	2,575

Total current assets	84,867	90,722
PROPERTY AND EQUIPMENT, net	12,093	12,825
LONG-TERM INVESTMENT SECURITIES	12,135	15,258
GOODWILL	—	384
OTHER INTANGIBLE ASSETS, net	9,241	5,240
DEFERRED TAX ASSETS, net	9,947	10,151
OTHER NONCURRENT ASSETS	935	926

TOTAL ASSETS	$129,218	$135,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,192	$2,478
Accrued liabilities	3,786	6,198

Total current liabilities	5,978	8,676
Other long-term liabilities	2,172	1,512

Total liabilities	8,150	10,188

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,494,499 and 18,236,236 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	18	18
Additional paid-in capital	138,141	137,930
Accumulated deficit	(17,122)	(12,639)
Accumulated other comprehensive income	31	9

Total stockholders’ equity	121,068	125,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,218	$135,506

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007

CONTINUING OPERATIONS
REVENUES	$56,002	$76,927	$69,888
COST OF REVENUES	29,883	$40,390	$37,827

GROSS PROFIT	26,119	36,537	32,061

OPERATING EXPENSES:
Research and development	10,723	9,976	9,605
Sales and marketing	7,725	10,515	10,723
General and administrative	9,674	10,736	12,652
Amortization of other intangible assets	2,225	2,062	1,987
Restructuring charges	493	353	2,038
Impairment of goodwill	1,485	16,735	—
Loss on sale of product lines and related note receivable	379	882	—
Royalties	(400)	(800)	(1,000)

Total operating expenses	32,304	50,459	36,005

OPERATING LOSS FROM CONTINUING OPERATIONS	(6,185)	(13,922)	(3,944)
OTHER INCOME, NET	919	85	2,831

LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES AND DISCONTINUED OPERATIONS	(5,266)	(13,837)	(1,113)
PROVISION (BENEFIT) FOR INCOME TAXES	(783)	(14,996)	(7,226)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,483)	1,159	6,113

DISCONTINUED OPERATIONS
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
NET OF TAX PROVISION (BENEFIT) FOR INCOME TAXES OF $0, $22,877, AND $(191), RESPECTIVELY	—	37,138	(82)

NET INCOME (LOSS)	($4,483)	$38,297	$6,031

Basic Earnings per Share:
Income (Loss) from Continuing Operations	$(0.26)	$0.06	$0.29
Income from Discontinued Operations	—	$1.94	—
Net Income (Loss)	$(0.26)	$2.00	$0.29
Diluted Earnings per Share:
Income (Loss) from Continuing Operations	$(0.26)	$0.06	$0.29
Income from Discontinued Operations	—	$1.93	—
Net Income (Loss)	$(0.26)	$1.99	$0.28 *
Weighted average shares — Basic	17,542	19,158	20,897
Weighted average shares — Diluted	17,542	19,249	21,424

* EPS number not additive due to rounding

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
				Other
		Additional		Comprehensive	Total
	Common	Paid-In	Retained	Income	Stockholders’
	Stock	Capital	Deficit	(Loss)	Equity

BALANCE, JANUARY 1, 2007	$22	$165,556	$(46,671)	$1,786	$120,693

Stock-based compensation	—	4,888	—	—	4,888
Issuance of shares for stock purchase and option plans	—	1,308	—	—	1,308
Cancellation of shares for payment of withholding tax	—	(1,140)	—	—	(1,140)
Repurchase of common stock	—	(5,504)	—	—	(5,504)
Net income	—	—	6,031	—	6,031
Change in cumulative translation adjustment, net	—	—	—	(1,709)	(1,709)

BALANCE, DECEMBER 31, 2007	$22	$165,108	$(40,640)	$77	$124,567

Stock-based compensation	—	4,402	—	—	4,402
Issuance of shares for stock purchase and option plans	—	2,239	—	—	2,239
Cancellation of shares for payment of withholding tax	—	(1,076)	—	—	(1,076)
Repurchase of common stock	(4)	(34,153)	—	—	(34,157)
Tax effect from stock based compensation	—	1,410	—	—	1,410
Net income	—	—	38,297	—	38,297
Dividend	—	—	(10,296)	—	(10,296)
Change in cumulative translation adjustment, net	—	—	—	(68)	(68)

BALANCE, DECEMBER 31, 2008	$18	$137,930	$(12,639)	$9	$125,318

Stock-based compensation	1	3,362	—	—	3,363
Issuance of shares for stock purchase and option plans	—	427	—	—	427
Cancellation of shares for payment of withholding tax	—	(822)	—	—	(822)
Repurchase of common stock	(1)	(2,509)	—	—	(2,510)
Tax effect from stock based compensation	—	(247)	—	—	(247)
Net loss	—	—	(4,483)	—	(4,483)
Change in cumulative translation adjustment, net	—	—	—	22	22

BALANCE, DECEMBER 31, 2009	$18	$138,141	$(17,122)	$31	$121,068

The accompanying notes are an integral part of these consolidated financial statements

PCTEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31
	2009	2008	2007

Operating Activities:
Net (loss) income	$(4,483)	$38,297	$6,031
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Income) loss from discontinued operations	—	(37,138)	82
Depreciation and amortization	4,449	4,027	3,719
Impairment charge	1,485	16,735	—
Stock based compensation	3,362	4,204	4,094
(Gain) loss from short-term investments	(356)	2,370	—
Gain on sale of assets and related royalties	(400)	(800)	(1,000)
Loss on disposal/sale of property and equipment	105	77	32
Restructuring costs	—	(1,165)	1,924
Loss on sale of product lines and related note receivable	379	882	—
Deferred taxes	328	(4,844)	(7,768)
Payment of withholding tax on stock based compensation	(822)	(1,076)	(1,140)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,611	2,086	(2,048)
Inventories	2,786	(1,268)	(3,370)
Prepaid expenses and other assets	(261)	(180)	155
Accounts payable	(424)	1,506	65
Income taxes payable	(413)	834	(51)
Accrued liabilities	(2,399)	(1,557)	640
Deferred revenue	(57)	(2)	(615)

Net cash provided by operating activities	7,890	22,988	750

Investing Activities:
Capital expenditures	(1,534)	(2,674)	(2,803)
Proceeds from disposal of property and equipment	4	35	29
Purchase of investments	(31,764)	(24,530)	(19,977)
Redemptions/maturities of short-term investments	25,182	28,009	31,600
Transfer to short-term investments	—	—	(38,943)
Proceeds on sale of assets and related royalties	400	800	1,000
Purchase of assets with settlement	(800)	—	—
Purchase of assets/businesses, net of cash acquired	(6,548)	(3,930)	—

Net cash used in investing activities	(15,060)	(2,290)	(29,094)

Financing Activities:
Proceeds from issuance of common stock	427	2,239	1,308
Payments for repurchase of common stock	(2,509)	(34,157)	(5,504)
Tax benefit from stock option exercises	—	1,410	—
Cash dividend	—	(10,296)	—
Repayments of short-term borrowings	—	(112)	(792)

Net cash used in financing activities	(2,082)	(40,916)	(4,988)

Cash flows from discontinued operations:
Net cash provided by (used) in operating activities	—	(134)	1,116
Net cash provided by (used in) investing activities	—	38,611	(375)
Net cash provided by (used in) financing activities	—	—	—
Net (decrease) increase in cash and cash equivalents	(9,252)	18,259	(32,591)
Effect of exchange rate changes on cash	29	(125)	75
Cash and cash equivalents, beginning of year	44,766	26,632	59,148

Cash and Cash Equivalents, End of Year	$35,543	$44,766	$26,632

Other information:
Cash paid (refunds received) for income taxes	$3	$11,535	$(193)
Cash paid for interest	1	1	51
Increases (decreases) to deferred compensation, net	(454)	(2,829)	171
Issuance of restricted common stock, net of cancellations	2,260	230	4,295
Foreign currency gain (loss)	(57)	(136)	(276)

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended: December 31, 2009

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

On December 10, 2007, PCTEL entered into an Asset Purchase Agreement with Smith Micro, to sell substantially all the assets of MSG. On January 4, 2008, the company completed the sale of MSG. As required by GAAP, the consolidated financial statements separately reflect the MSG operations as discontinued operations for all periods presented.

The company designs, distributes, and supports innovative antenna solutions for public safety applications, unlicensed and licensed wireless broadband, fleet management, network timing, and other GPS applications. The company’s portfolio of scanning receivers and interference management solutions are used to measure, monitor and optimize cellular networks.

While the company has both scanning receiver and antenna product lines, the company operates in one business segment. The product lines share sufficient management and resources that the financial reporting upon which the CODM relies upon for allocating resources and assessing performance, is based on company-wide data. In the continuing operations for the years ended December 31, 2008 and 2007, respectively we had a reporting segment that licensed an intellectual property portfolio in the area of analog modem technology. Beginning in 2009, the company re-evaluated the internal financial reporting process in which the CODM does not review the financial information for Licensing. As of June 30, 2009, the revenues and cash flows associated with Licensing were substantially complete.

Antenna Products

The company established its antenna product portfolio with a series of acquisitions starting with MAXRAD, which was acquired in January 2004. MAXRAD’s antenna solutions consist of antennas designed to enhance the performance of broadband wireless, in-building wireless, wireless Internet service providers and LMR applications. With the company’s October 2004 acquisition of certain antenna product lines from Andrew, the product portfolio expanded to include GPS, satellite communications, Mobile Satcom, and on-glass mobile antennas. On March 14, 2008, the company acquired the antenna assets of Bluewave. The Bluewave product line augmented the company’s LMR and PMR antenna product lines. On January 5, 2009 the company acquired Wi-Sys. With the acquisition of Wi-Sys, the company expanded its product offering of GPS, terrestrial and satellite communication systems and high performance antennas for the telematics, mobile radio and precision GPS markets. On January 12, 2010 the company acquired Sparco, a San Antonio, Texas based company that specializes in selling value-added WLAN products and services to the enterprise, education, hospitality, and healthcare markets.

In July 2005, the company purchased Sigma, located in Dublin, Ireland. Sigma provided UMTS, PMR, and DPMR antenna products. In 2007, the company exited operations related to the company’s UMTS iVET antenna product line and on October 9, 2008, the company sold the remaining antenna product lines and related assets from the Sigma acquisition to SWTS. Sigma and SWTS are unrelated companies.

The company’s antenna product lines were expanded through the organic development of new antenna product families, such as the company’s WiMAX portfolio, as well as the expansion of existing product lines. The four

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

dominant antenna product lines at this time are: LMR for public safety and enterprise applications, GPS antennas for network timing and fleet management, WiMAX antennas used in backhaul, last mile, and point to multipoint applications, and finally, the company’s data product family, which includes Wi-Fi, radio frequency identification, and mesh network antennas.

Scanning Receivers

The company’s OEM receiver and interference management solutions consist of software-defined radio products (“scanning receivers”) designed to measure and monitor cellular networks. The company established its position in this market with the acquisition of certain assets of DTI in March 2003. The technology is sold in two forms: as OEM radio frequency receivers or as integrated systems solutions. The SeeGull® family of OEM receivers collects and measures radio frequency data, such as signal strength and base station identification in order to analyze wireless signals. The CLARIFY® interference management product is a receiver system solution that uses patent pending technology to identify and measure wireless network interference. On December 9, 2009 the Company acquired from Wider their interference management patents as well as the exclusive distribution rights for Wider’s interference management products. On December 30, 2009 the company acquired all of the assets related to the scanning receiver business from Ascom. This business was a small part of Comarco’s WTS segment, a business that Ascom acquired in 2008. Under the agreement, the company will continue to supply both its scanning receivers and the WTS scanning receivers to the newly formed Ascom that consolidated the testing businesses for mobile telecom carriers of Ascom. The company accounted for this purchase of assets as a business combination.

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

Foreign Operations

The company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the year-end exchange rate for assets and liabilities and average monthly rates for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net income. Net foreign exchange losses resulting from foreign currency transactions included in other income, net in the consolidated statements of operations were $0.1 million, $0.1 million and $0.3 million in the years ended December 31, 2009, 2008 and 2007, respectively.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

Cash and Cash Equivalents and Short-Term Investments

Cash and Cash equivalents

At December 31, 2009, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At December 31, 2009 and 2008, the company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The company restricts its investments in AAA money market funds to those invested 100% in either short term U.S. Government Agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the company’s U.S. banks is fully insured by the FDIC.

The company had $0.9 million and $1.8 million of cash equivalents in foreign bank accounts and at December 31, 2009 and 2008, respectively. As of December 31, 2009, the company has no intention of repatriating the cash in the foreign bank accounts to the U.S. If the company decides to repatriate the cash in foreign bank accounts, it may experience difficulty in repatriating this cash in a timely manner. The company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

At December 31, 2009, the company’s short-term and long-term investments consisted of pre-refunded municipal bonds, U.S. Government Agency bonds, and AA or higher rated corporate bonds all classified as held-to-maturity.

Columbia Strategic Cash Portfolio

On December 22, 2009, the company received the final redemptions of its shares held in the CSCP. At December 31, 2008, the shares of the CSCP had a recorded value of approximately $8.6 million. During the year ended December 31, 2009, the company received approximately $8.9 million in share liquidation payments and recorded $0.3 million of realized gains in the statements of operations from the redemptions. The CSCP was an enhanced cash money market fund that had been negatively impacted by the recent turmoil in the credit markets. The investment was classified as available for sale and was carried at fair value. In December 2007, the CSCP was closed to new subscriptions and redemptions, and changed its method of valuing shares from the amortized cost method to the market value of the underlying securities of the fund. Starting in December 2007 and through December 31, 2009, the company recorded cumulative losses on its CSCP investment of $2.6 million.

Bonds

During 2009, the company invested $35.1 million in pre-refunded municipal bonds and U.S. Government Agency bonds and $4.9 million in AA rated or higher corporate bonds. The income and principal from these pre-refunded municipal bonds is secured by an irrevocable trust of U.S Treasury securities. The bonds, classified as short-term investments, have original maturities greater than 90 days and mature in 2010. The company classified $12.1 million as long-term investment securities because the original maturities were greater than one year. Of the total long-term investment securities, $9.1 million mature in 2011 and $3.0 million mature in 2012. The company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains were approximately $0.2 million at December 31, 2009. Approximately 16% of the company’s bonds were protected by bond default insurance at December 31, 2009.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

Cash equivalents and short-term investments consist of the following:

	December 31,	December 31,
	2009	2008

Cash and cash equivalents	$35,543	$44,766
Bonds held-to-maturity :
Short-term	27,896	13,600
Long-term	12,135	10,930
Available for sale securities:
Short-term	—	4,235
Long-term	—	4,328

Total	$75,574	$77,859

The financial assets are measured for fair value on a recurring basis. The fair value measurements of financial assets at December 31, 2009 were as follows:

Quoted at Prices
in Active Markets
for Identical Assets
(Level 1)

Cash equivalents	$34,933
Bonds held-to-maturity :
Short-term	28,330
Long-term	11,878

Total	$75,141

The activity related to the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows for the 12 months ended December 31, 2009:

	Short-Term	Long-Term	Total
	Investment	Investment	Investment
	Securities	Securities	Securities

Balance at December 31, 2008	$4,235	$4,328	$8,563
Redemptions	(8,919)	—	(8,919)
Realized gain on investments	356	—	356
Reclassifications	4,328	(4,328)	—

Balance at December 31, 2009	$0	$0	$0

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 60 days. The company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required. The company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The company’s allowance for doubtful accounts was $0.1 million at December 31, 2009 and 2008, respectively. The provision for doubtful accounts is included in sales and marketing expense in the

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

consolidated statements of operations. Unbilled receivables were $0.1 million at December 31, 2008. There were no unbilled receivables at December 31, 2009.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories as of December 31, 2009 and 2008 were composed of raw materials, sub assemblies, finished goods and work-in-process. Any costs from under utilization of capacity and fixed production costs are expensed in the period incurred. The company has consigned inventory of $0.6 million and $0.9 million at December 31, 2009 and 2008, respectively. The company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. As of December 31, 2009 and 2008, the allowance for inventory losses was $1.2 million and $1.0 million respectively.

Inventories consist of the following:

	December 31,	December 31,
	2009	2008

Raw materials	$5,836	$7,650
Work in process	390	377
Finished goods	1,881	2,324

Inventories, net	$8,107	$10,351

Prepaid and other current assets

Prepaid assets are stated at cost and are amortized over the useful lives (up to one year) of the assets.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The company depreciates computers over three years, office equipment and manufacturing equipment over five years, furniture and fixtures over seven years, and buildings over 30 years. Leasehold improvements are amortized over the shorter of the corresponding lease term or useful life. Depreciation expense and gains and losses on the disposal of property and equipment are included in cost of sales and operating expenses in the consolidated statements of operations. Maintenance and repairs are expensed as incurred.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

Property and equipment consists of the following:

	December 31,	December 31,
	2009	2008

Building	$6,207	$6,193
Land	1,770	1,770
Computers and office equipment	4,013	3,545
Manufacturing and test equipment	7,300	6,573
Furniture and fixtures	1,104	1,176
Leasehold improvements	166	120
Motor vehicles	27	27

Total property and equipment	20,587	19,404
Less: Accumulated depreciation and amortization	(8,494)	(6,579)

Property and equipment, net	$12,093	$12,825

Depreciation and amortization expense was approximately $2.2 million, $2.0 million, and $1.7 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2009	2008

Inventory receipts	$1,135	$2,502
Paid time off	777	741
Payroll, bonuses, and other employee benefits	415	1,252
Warranties	228	193
Employee stock purchase plan	207	193
Professional fees	102	230
Due to Wider	194	—
Due to Ascom	97	—
Income taxes	34	200
Restructuring	—	65
Other	597	822

Total	$3,786	$6,198

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

Long-term liabilities consist of the following:

	December 31,	December 31,
	2009	2008

Executive deferred compensation plan	$928	$658
Income taxes	798	642
Due to Wider	189	—
Due to Ascom	94	—
Other	163	212

	$2,172	$1,512

Revenue Recognition

The company sells antenna products and software defined radio products. The company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

Continuing operations

The company recognizes revenue for sales of the antenna products and software defined radio products, when title transfers, which is predominantly upon shipment from its factory. For products shipped on consignment, the company recognizes revenue upon delivery from the consignment location. The company allows its major antenna product distributors to return product under specified terms and conditions and accrues for product returns.

The company finalized a licensing agreement with Conexant simultaneously with the sale of its HSP modem product line to Conexant in 2003. Because the HSP modem product line also requires a license to the company’s patent portfolio, the gain on sale of the product line and the licensing stream are not separable for accounting purposes. Ongoing royalties from Conexant are presented in the accompanying consolidated statements of operations as “Royalties”.

Discontinued Operations

For MSG, the company recognized revenue from the Wi-Fi and cellular mobility software, including related maintenance rights. If the software license is perpetual and vendor specific objective evidence was established for the software license and any related maintenance rights, the software license revenue is recognized upon delivery of the software and the maintenance is recognized pro-rata over the life of the maintenance term. If part of the licensing agreement requires engineering services to customize software for the customer needs, the revenue for these services is recognized upon completion of engineering customization. If vendor specific objective evidence cannot be established, and the only undelivered item is maintenance, the software license revenue, the revenue associated with engineering services, if applicable, and the related maintenance rights are combined and recognized pro-rata over the expected term of the maintenance rights. If vendor specific evidence cannot be established on any of the non-maintenance elements, the revenue is recorded pro-rata over the life of the contractual obligation.

Research & Development Costs

The company expenses research and development costs as incurred. All costs incurred prior to establishing the technological feasibility of computer software products to be sold are research and development costs and expensed as incurred. To date, the company has expensed all software development costs because costs incurred subsequent to the products reaching technological feasibility were not significant.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $0.2 million in fiscal years 2009, 2008, and 2007, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets, which are not likely to be realized. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance.

Deferred tax assets arise when the company recognizes charges or expenses in the financial statements that will not be allowed as income tax deductions until future periods. The deferred tax assets also include unused tax net operating losses and tax credits that the company is allowed to carry forward to future years. Accounting rules permit us to carry the deferred tax assets on the balance sheet at full value as long as it is more likely than not the deductions, losses, or credits will be used in the future. A valuation allowance must be recorded against a deferred tax asset if this test cannot be met.

Beginning with the adoption of accounting for uncertainty in income taxes, as of January 1, 2007, the company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of the accounting for uncertainty in income taxes, the company recognized the effect of income tax positions only if such positions were probable of being sustained. The implementation of this accounting method resulted in no charge or benefit for unrecognized tax benefits at January 1, 2007.

Sales and Value Added Taxes

Taxes collected from customers and remitted to governmental authorities are presented on a net basis in cost of sales in the accompanying consolidated statements of operations.

Shipping and handling costs

Shipping and handling costs are included on a gross basis in cost of sales in the company’s consolidated statements of operations.

Goodwill

The company performs an annual impairment test of goodwill at the end of the first month of the fiscal fourth quarter (October 31st), or at an interim date if an event occurs or if circumstances change that would more likely than not reduce the fair value below the carrying value. The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions. The company uses both the Income approach and the Market approach for determining the fair value of the reporting unit as “step one” in the test for impairment. For the Income approach, the company uses the Discounted Cash Flow (“DCF”) method and for the Market approach, the company uses the Comparable Business (“CB”) method for determining fair value.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

The DCF method considers the future cash flow projections of the business and the value of those projections discounted to the present day. The DCF method requires us to use estimates and judgments about the company’s future cash flows. Although the company bases the cash flow forecasts on assumptions that are consistent with plans and estimates the company uses to manage the business, there is considerable judgment in determining the cash flows. Assumptions related to future cash flows and discount rates involve significant management judgment and are subject to significant uncertainty.

The CB method is a valuation technique by which the fair value of the equity of a business is estimated by comparing it to publicly-traded companies in similar lines of business. The multiples of key metrics of other similar companies (revenue and/or EBITDA) are applied to the historical and/or projected results of the business being valued to determine its fair value. This method requires us to use estimates and judgments when determining comparable companies. The company assesses such factors as size, growth, profitability, risk, and return on investment. The company believes that the accounting estimates related to valuation of goodwill is a critical accounting estimate because it requires us to make assumptions that are highly uncertain about the future cash flows of the company’s business.

The sum of the reporting units’ fair value using the DCF and CB methods plus the fair value of the company’s cash and investments is reconciled to the sum of the company’s total market capitalization plus a control premium (“Adjusted Market Capitalization”). The control premium is based on the discounted cash flows associated with obtaining control of the company in an acquisition of the entire company. In the event that Adjusted Market Capitalization is less than the calculated Fair Value, the negative variance is allocated back to the reporting units’ fair value in proportion to their calculated fair values under the methods previously described in order to arrive at an adjusted fair value.

While the use of historical results and future projections can result in different valuations for a company, it is a generally accepted valuation practice to apply more than one valuation technique to establish a range of values for a business. Since each technique relies on different inputs and assumptions, it is unlikely that each technique would yield the same results. However, it is expected that the different techniques would establish a reasonable range. In determining the fair value, the company weighs the two methods equally in determining the far value because the company believes both methods have an equal probability of providing an appropriate fair value.

2009 Goodwill Analysis

With the acquisition of Wi-Sys in January 2009, the company recognized $1.1 million of goodwill. Since the company’s market capitalization plus a control premium during the first quarter 2009 was significantly below the book value of the company’s net assets, including the full amount of the goodwill from the Wi-Sys acquisition, the company considered this market capitalization deficit to be a triggering event at March 31, 2009 for the evaluation of goodwill for impairment. Because the company had goodwill for the BTG and Licensing reporting units, the company performed the goodwill analysis using these two reporting units.

Step One — DCF Method and the CB Method

For the cash flow projections of BTG, the company projected a pro-forma income statement for BTG for the five calendar years ending December 31, 2013. The cash flow projections reflected the acquisition of Wi-Sys in January 2009. In “step one”, the calculation of the fair value was lower than the carrying value of BTG at March 31, 2009. However, when applying the market capitalization deficit to the step one fair values, there was a deficit between the fair value of BTG and the carrying value of its assets. The company concluded that the goodwill was impaired.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

Step Two — Reconciliation of Reporting Units Fair Value to PCTEL’s Market Capitalization

The market capitalization at March 31, 2009 was $81.0 million to which a $6.5 million control premium (6%) was added based on the DCF of the after tax costs of being a public company to arrive at the market capitalization plus control premium of $87.5 million. Based on the reconciliation between BTG’s fair value and the Adjusted Market Capitalization, a negative Adjusted Market Capitalization variation condition existed at March 31, 2009. The company concluded that the full amount of the goodwill was impaired at March 31, 2009 and it recorded an impairment charge for $1.1 million.

At March 31, 2009, the undiscounted cash flows of the Licensing unit were lower than the carrying amount of the net book value of the Licensing unit. The company recorded goodwill impairment for the remaining $0.4 million of goodwill from the Licensing unit.

2008 Annual Goodwill Analysis

In 2008, the company managed the business as two operating segments, BTG and Licensing. The company determined these operating segments were the reporting units. The company tested each reporting unit for possible goodwill impairment by comparing each reporting unit’s net book value to fair value.

Step One — DCF Method and the CB Method

For the cash flow projections of BTG, the company projected a pro-forma income statement for BTG for the two months ended December 31, 2008 and for the five calendar years ending December 31, 2013. In “step one”, the calculation of the company’s fair value was lower than the carrying value of the assets of BTG at October 31, 2008. The company concluded that goodwill impairment was likely.

Step Two — Reconciliation of Reporting Units Fair Value to PCTEL’s Market Capitalization

The market capitalization at October 31, 2008 was $107.2 million to which a $6.5 million control premium (6%) was added based on the DCF of the company’s after tax costs of being a public company to arrive at the market capitalization plus control premium of $113.7 million. The company considered whether the market capitalization at October 31st was appropriate for use in the “step one” calculation as the market capitalization for the six months prior to the annual test date averaged $184.1 million. The company concluded that the market had not reflected the economic recession outlook in its stock price prior to October 2008. The average market capitalization for the months of October 2008 through January 2009 averaged $113.7 million, which indicates that the decline in market capitalization in October 2008 is other than temporary. Therefore the October 31st market capitalization was used. Based on the reconciliation between BTG’s fair value and the Adjusted Market Capitalization, a negative Adjusted Market Capitalization variation condition existed in 2008. As a result of the company’s lower market capitalization in 2008, the company recorded an impairment charge for $16.7 million. The goodwill impairment of $16.7 million was 100% of the goodwill associated with BTG.

For Licensing, the company used an undiscounted cash flow model for determining fair value. The reporting unit had stable predictable cash flow and a finite life, as the last of the modem licensing agreements contractually reach paid up status in June 2009. Given the finite life, the difference between undiscounted and discounted cash flow is immaterial. The annual tests of goodwill in the fourth quarter of 2008 did not indicate impairment was likely.

2007 Annual Goodwill Analysis

In 2007, the company managed the business as three operating segments, BTG, MSG, and Licensing. MSG was sold on January 5, 2008 and was accounted for as discontinued operations in 2007.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

Based on using the DCF and CB methods for determining the fair value of the company’s business units at October 31, 2007, there was not an impairment of goodwill at October 31, 2007. Further, the Adjusted Market Capitalization exceeded the calculated fair value at October 31, 2007. At October 31, 2007, the company’s market capitalization was $191.2 million to which a $6.2 million control premium (3%) was added based on the DCF of the company’s after tax costs of being a public company to arrive at the Adjusted Market Capitalization plus control premium of $197.4 million.

For Licensing, the company used an undiscounted cash flow model for determining fair value. The reporting unit had stable predictable cash flow and a finite life, as the last of the modem licensing agreements contractually reach paid up status in June 2009. Given the finite life, the difference between undiscounted and discounted cash flow is immaterial. The annual test of goodwill in the fourth quarter 2007 did not indicate impairment was likely.

Long-lived and Definite-Lived Intangible assets

The company reviews definite-lived intangible assets, investments and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. This analysis differs from the company’s goodwill analysis in that a definite-lived intangible asset impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets being evaluated is less than the carrying value of the assets. The estimate of long-term cash flows includes long-term forecasts of revenue growth, gross margins, and operating expenses. All of these items require significant judgment and assumptions. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than the carrying amount.

2009 Analysis

Based on the triggering event related to the company’s market capitalization in the first quarter 2009, the company reevaluated the carrying value of its intangible assets. The company concluded that there was no impairment of other intangible assets in relation to the test at March 31, 2009. There was no triggering event in the second, third, or fourth quarters of 2009.

2008 Analysis

The company conducted a long-lived asset impairment analysis in the fourth quarter of 2008 because the company’s annual impairment test for goodwill in 2008 yielded an impairment of BTG’s goodwill in the amount of the $16.7 million. While there is no direct market price comparison available for BTG’s intangible assets, the company believed that the indicated fair value deficit in the calculation beyond the goodwill balance was an indication that there may be a significant market price decline in the intangible assets.

The company tested the intangible asset balances at October 31, 2008 to determine whether the carrying value of the intangible assets exceeds their “fair value” “Fair value” means the discounted cash flows expected to result from the use of the asset over its life. The BTG intangible assets with remaining book balances subject to amortization at October 31, 2008 were the trademarks, technology, and customer relationships associated with the acquisitions of the Maxrad, Andrew, and Bluewave antenna products. The evaluation was done on the specific assets or asset groups and related cash flows to which the carry values relate. The forecasted future undiscounted cash flows were greater than the carrying value at the asset group level for all three intangible asset groups. The results of the analysis lead us to conclude that no impairment loss shall be recognized at December 31, 2008. Additionally, there is nothing in the analysis and underlying worksheets that would lead management to conclude that there should be a revision of the original amortization period contemplated for the assets.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

Fair Value of Financial Instruments

Cash and cash equivalents are measured at fair value and short-term investments are recognized at amortized cost in the company’s financial statements. Accounts receivable and other investments are financial assets with carrying values that approximate fair value due to the short-term nature of these assets. Accounts payable, other accrued expenses and short-term debt are financial liabilities with carrying values that approximate fair value due to the short-term nature of these liabilities. The company follows ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) which establishes a fair value hierarchy that requires the company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

Level 1: inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: inputs other than level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.

Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Recent Accounting Pronouncements

In December 2007, the FASB issued authoritative guidance under ASC 805, which retains the fundamental requirements that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) extends its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. The company has applied the provisions of this guidance prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of these provisions did not have a material effect on the company’s consolidated financial statements since its adoption.

In January 2009, the company adopted ASC 350-30, which requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension. The adoption of ASC 350-30 did not have a material impact on the company’s consolidated financial statements.

In April 2009, the FASB issued additional guidance that requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, only if fair value can be reasonably estimated and eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. The company applied the provisions of this guidance prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of these provisions did not have a material effect on the company’s consolidated financial statements since its adoption.

In June 2009, the FASB issued amendments to the accounting rules for VIEs and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, QSPEs are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. The company will adopt these amendments for interim and annual reporting periods beginning on January 1, 2010. We do not expect the adoption of these amendments to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued changes related to variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. These changes will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the company in the first quarter of 2010. The company does not expect the adoption of these changes to have a material impact on its consolidated financial statements.

Effective June 30 2009, the company adopted ASC 820-10. ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The adoption of ASC 820-10 did not have a material effect on the company’s consolidated financial statements.

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of these changes did not have a material impact on the company’s results.

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. The company will adopt these changes on the effective date of January 1, 2011. The company does not expect the adoption of these changes to have a material impact on its consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

2.	Earnings per Share

The company computes earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income (net loss) by the weighted average number of shares of common stock outstanding, less shares subject to repurchase. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method. Common stock options are excluded from the computation of diluted earnings per share if their effect is anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2009, 2008, and 2007, respectively:

	Years Ended December 31,
	2009	2008	2007

Basic Earnings Per Share computation:
Numerator:
Net income (loss)	$(4,483)	$38,297	$6,031
Denominator:
Common shares outstanding	17,542	19,158	20,897

Basic income (loss) per share	$(0.26)	$2.00	$0.29

Diluted Earnings Per Share computation:
Numerator:
Net income (loss)	$(4,483)	$38,297	$6,031
Denominator:
Common shares outstanding	17,542	19,158	20,897
Restricted shares subject to vesting	*	48	369
Employee common stock option grants	*	43	158

Total shares	17,542	19,249	21,424

Diluted income (loss) per share	$(0.26)	$1.99	$0.28

*	As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 321,000 excluded from the calculations of diluted net loss per share for the year ended December 31, 2009 since their effects are anti-dilutive.

3.	Discontinued Operations

Disposal of Mobility Solutions Group

On January 4, 2008, the company completed the sale of MSG to Smith Micro in accordance with an Asset Purchase Agreement entered into between the two companies and publicly announced on December 10, 2007. Under the terms of the Asset Purchase Agreement, Smith Micro purchased substantially all of the assets of MSG for total consideration of $59.7 million in cash. In the transaction, the company retained the accounts receivable, non customer-related accrued expenses and accounts payable of the division. Substantially all of the employees of MSG continued as employees of Smith Micro in connection with the completion of the acquisition. The results of operations of MSG have been classified as discontinued operations for the years ended December 31, 2008 and 2007. The company recognized a gain on sale before tax of $60.3 million in January 2008. There was no activity for discontinued operations during the year ended December 31, 2009.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

Summary results of operations for the discontinued operations included in the consolidated statement of operations for the years ended December 31, 2008 and 2007 are as follows:

	Years Ended December 31,
	2008	2007

Revenues	$122	$10,337
Operating costs and expenses	(400)	(10,610)
Restructuring expenses	(43)	—
Gain on disposal	60,336	—

Income (loss) from discontinued operations, before taxes	60,015	(273)
Provision (benefit) for income tax	22,877	(191)

Income (loss) from discontinued operations, net of tax	$37,138	$(82)

Income from discontinued operations per common share:
Basic	$1.94	—
Diluted	$1.93	—
Shares used in computing basic earnings per share	19,158	20,897
Shares used in computing diluted earnings per share	19,249	21,424

Cash flows from discontinued operations for the years ended December 31, 2008 and 2007 are as follows:

	Years Ended December 31,
	2008	2007

Cash flows from discontinued operations	$38,477	$741

4.	Acquisitions

Business combinations are accounted for using the acquisition method of accounting. In general the acquisition method requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. The measurement requirements result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business may be included as part of the business combination accounting. As a result, those costs are charged to expense when incurred, except for debt or equity issuance costs, which are accounted for in accordance with other generally accepted accounting principles. The company used the new guidance for business combinations to account for its acquisitions after January 1, 2009.

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

Purchase of assets from Ascom Network Testing, Inc.

On December 30, 2009, the company entered into and closed an Asset Purchase Agreement (the “Ascom APA”) with Ascom. Under the terms of the Ascom APA, the company acquired all of the assets related to Ascom’s scanning receiver business (“WTS scanning receivers”). The WTS scanners receivers business was a small part of Comarco’s WTS segment, a business that Ascom acquired in 2009. The WTS scanning receiver business will be

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

integrated with the company’s scanning receiver operations in Germantown, Maryland. The WTS scanning receivers augment the company’s scanning receiver product line.

The parties also concurrently entered into a Transition Services Agreement (“TSA”). The TSA provides for Ascom to manufacture and assemble the scanner products until the Ascom operations are integrated with the company’s own operations in its Germantown, Maryland facility. Per the Ascom APA, the company will fund the development of compatibility between its scanning receivers and Ascom’s benchmarking solution. The TSA period is from the date of the acquisition for a period of up to six months. WTS scanning receiver revenues for the year ended December 31, 2009 were approximately $1.4 million. There was no activity related to Ascom in the company’s consolidated financial results for the year ended December 31, 2009. The Pro-forma affect on the financial results of the company as if it the acquisition has taken place on January 1, 2008 is not significant.

The total cash consideration for the scanning receiver assets was $4.3 million paid at the close of the transaction and $0.2 million additional due in two equal installments in December 2010 and 2011. The cash consideration paid in connection with the acquisition was provided from the company’s existing cash. The payments of $0.2 million are based upon achievement of certain revenue objectives. The company included the future payments due in the purchase price because it believes that the achievement of these objectives is more likely than not. The acquisition related costs for the Ascom purchase were not significant to the company’s consolidated financial statements.

The purchase price of $4.5 million for the scanning receiver assets of Ascom was allocated based on fair value: $0.3 million to net tangible assets, $3.8 million to customer relationships, $0.3 million to core technology and trade names, and $0.1 million to other intangible assets. The technology includes $0.2 million of in-process R&D related to LTE scanner development. The projects related to the in-process research and development are expected to be complete in the third quarter of 2010. The tangible assets include inventory and warranty obligations. There was no goodwill recorded from this acquisition. The intangible assets will be amortized for book and are tax deductible. The weighted average book amortization period of the intangible assets is 5.7 years. The company estimated the fair value (and remaining useful lives) of the assets and liabilities.

The following is the allocation of the purchase price for Ascom:

Current assets:
Inventory	$248

Total current assets	248

Intangible assets:
Core technology	254
Customer relationships	3,833
Trade name	52
Other, net	130

Total intangible assets	4,269

Total assets	$4,517

Current liabilities:
Warranty accrual	$26

Total current liabilities	26

Net assets acquired	$4,491

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

Separately, the companies renewed their existing supply agreement, which remained non-exclusive. Under the agreement, the company will continue to supply both the PCTEL scanning receivers and the WTS scanning receivers to the newly formed Ascom Network Testing Division that consolidated the testing businesses for mobile telecom carriers of Ascom.

Acquisition of Wi-Sys Communications, Inc.

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

Wi-Sys manufactured products for GPS, terrestrial and satellite communication systems, including programmable GPS receivers and high performance antennas in Ottawa, Canada. The Wi-Sys antenna product line augments the company’s GPS antenna product line. Wi-Sys revenues for the year ended December 31, 2008 were approximately $2.2 million. The revenues and expenses for Wi-Sys are included in the company’s financial results for the year ended December 31, 2009. The Pro-forma affect on the financial results of the company as if it the acquisition has taken place on January 1, 2008 is not significant.

The purchase price of $2.3 million for the assets of Wi-Sys was allocated based on fair value: $0.8 million to tangible assets and $0.4 million to liabilities assumed, $0.7 million to customer relationships, and $0.1 million to core technology and trade names. The $1.1 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The goodwill was impaired for book purposes in the first quarter 2009. The goodwill is deductible for tax purposes. The intangible assets will be amortized for book and are tax deductible. The weighted average book amortization period of the intangible assets is 5.5 years. The company estimated the fair value (and remaining useful lives) of the assets and liabilities.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

The following is the allocation of the purchase price for Wi-sys:

Current assets:
Cash	$59
Accounts receivable	319
Inventory	294
Prepaid expenses and other assets	90

Total current assets	762

Fixed assets, net	69

Intangible assets:
Core technology	37
Customer relationships	730
Trade name	18
Goodwill	1,101

Total intangible assets	1,886

Total assets	$2,717

Current liabilities:
Accounts payable	$139
Accrued liabilities	36

Total current liabilities	175
Deferred tax liabilities	223

Total liabilities	398

Net assets acquired	$2,319

In March 2009, the company recorded goodwill impairment of $1.5 million. The impairment charge included the $1.1 million recorded for the Wi-Sys acquisition. See the goodwill section in note 1for further discussion of the goodwill impairment.

In the second quarter 2009, the company closed the Ottawa, Canada location and integrated the operations in the company’s Bloomingdale, Illinois location. None of the Wi-Sys employees were retained by the company. The company incurred expenses related to employee severance, lease termination, and other shut down costs associated with the Wi-Sys restructuring. See notes related to Restructuring.

Purchase of assets from Bluewave Antenna Systems, Ltd

On March 14, 2008 the company entered into and closed an Asset Purchase Agreement (the “Bluewave APA”) with Bluewave, a privately owned Canadian company. Under terms of the Bluewave APA, the company purchased all of the intellectual property, selected manufacturing fixed assets, and all customer relationships related to Bluewave’s antenna product lines. The total consideration was $3.9 million in cash. The only liability the company assumed was for product warranty, which has been historically immaterial. The Bluewave antenna product line augments the company’s LMR antenna product line. The acquisition related costs for the Bluewave purchase were not significant to the company’s consolidated financial statements.

The parties concurrently entered into a Transition Services Agreement (“TSA”). The TSA provided for Bluewave to supply antenna inventory while the company ramped up its own contract manufacturing and final

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

assembly capacity in its Bloomingdale, Illinois factory. The TSA was completed in June 2008. The revenues and expenses for Bluewave are included in the company’s financial results for the year ended December 31, 2008 from the acquisition date forward. The Pro-forma affect on the financial results of the company as if it the acquisition has taken place on January 1, 2008 is not significant.

The purchase price of $3.9 million for the assets of Bluewave was allocated $3.3 million to intangible assets and $0.1 million to fixed assets. The $0.5 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The goodwill is deductible for tax purposes. The intangible assets will be amortized for book and are tax deductible. The weighted average book amortization period of the intangible assets is 6.0 years. The company estimated the fair value (and remaining useful lives) of the assets acquired.

The following is the allocation of the purchase price for the asset of Bluewave:

Fixed assets:
Computer software	$46
Tooling	60

Total fixed assets	$106

Intangible assets:
Core technology	$290
Customer relationships	2,850
Trade name	160
Backlog	8
Goodwill	486

Total intangibles assets	$3,794

Total assets acquired	$3,900

5.	Purchase of Assets from and Settlement with Wider Networks LLC

On December 9, 2009, the company settled its intellectual property dispute with Wider. The settlement agreement provided for a purchase of assets in the form of patents, trade names and trademarks, and exclusive distribution rights. The settlement gives the company another interference management product, suitable for certain markets, to distribute along side CLARIFY®. The company paid cash consideration of $0.8 million at the close of the transaction and will pay an additional $0.4 million in two equal installments in December 2010 and December 2011, respectively. The $0.2 million fair value of the installment payment due in December 2010 is included in accrued liabilities at December 31, 2009 and the $0.2 million fair value of the payment due in December 2011 is included in long-term liabilities at December 31, 2009. The fair value of the elements in the settlement agreement is approximately $1.2 million. The $1.2 million fair value of the assets purchased from Wider was allocated: $1.0 million to distribution rights and $0.2 million to core technology and trade names. The intangible assets will be amortized for book and are tax deductible. The weighted average book amortization period of the intangible assets is 5.7 years. The company estimated the fair value (and remaining useful lives) of the assets.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

The following is the fair value of the asset acquired from Wider:

Intangible assets:
Distribution rights, net	$1,013
Core technology	127
Trade name	31

Total intangible assets	1,171

See also Note 12 for information on legal proceedings with Wider.

6.	Disposition

Sale of product lines to Sigma Wireless Technologies, Ltd.

On August 14, 2008, the company entered into an asset purchase agreement for the sale of certain antenna products and related assets to SWTS. SWTS purchased the intellectual property, dedicated inventory, and certain fixed assets related to four of the company’s antenna product families for $0.7 million, payable in installments at close and over a period of 18 months. The four product families represent the last remaining products acquired by the company through its acquisition of Sigma in July 2005. SWTS and Sigma are unrelated. On August 14, 2008, SWTS was also appointed the company’s manufacturer’s representative (“rep”) in the European Union for the company’s remaining antenna products. The sale transaction closed on October 9, 2008.

SWTS was formed at the effective date of this sale to specifically house the operations of the four antenna lines and the sales activities related to the representation of the company’s remaining antenna products in Europe. SWTS was capitalized with equity of $0.1 million and the company’s promissory note of $0.6 million. The company concluded that SWTS is a VIE because of the company’s promissory note and because total equity investment of SWTS at risk is insufficient to finance the activities of SWTS without additional subordinated financial support. The company’s analysis indicated that it is not the primary beneficiary of SWTS because it does not have the obligations to absorb the majority of SWTS’s expected losses. The shareholders of SWTS maintain all voting rights and decision making authority over SWTS activities. The company’s analysis included significant judgment related to projections of revenues, income, and cash flows of SWTS. Because the company is not the primary beneficiary of SWTS, the company does not consolidate the results of SWTS in its financial statements.

For the year ended December 31, 2008, the company recorded a $0.9 million loss on sale of product lines, separately within operating expenses in the financial statements. The net loss included impairment charges and incentive payments due the new employees of SWTS, net of the proceeds due to the company. The company sold inventory with a net book value of $0.8 million and wrote off intangible assets including goodwill of $0.5 million. The intangible asset write-off was the net book value, and the goodwill write-off was a pro-rata portion of goodwill. The company paid incentive payments of $0.1 million and calculated $0.5 million in proceeds based on the principal value of the installment payments excluding imputed interest.

In 2009, the company reserved for the $0.4 million outstanding receivable balance from SWTS due to uncertainty of collection. The reserve was recorded as a loss on sale of product line and related note receivable in the consolidated statements of operations. The related note was formally written-off and cancelled on March 4, 2010. The net receivable balance from SWTS was $0 and $0.5 million in the consolidated balance sheets as of December 31, 2009 and December 31, 2008, respectively. As of December 31, 2009, the rep relationship constitutes the company’s continuing involvement with SWTS. SWTS sells the company’s antennas to the same customer base that the company previously sold to and attempts to expand that customer base on its own. SWTS also manufactures and sells the four antenna lines purchased from the company. At December 31, 2009, there is no exposure to loss from SWTS.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

7.	Goodwill and Other Intangible Assets

Goodwill

The company’s goodwill balance was $0 and $0.4 million on the consolidated balance sheets at December 31, 2009 and December 31, 2008, respectively. In January 2009, the company recorded goodwill of $1.1 million related to the acquisition of Wi-Sys in January 2009. In March 2009, the company recorded goodwill impairment of $1.5 million because of the company’s low market capitalization. The impairment represented the full amount of the goodwill from the Wi-Sys acquisition and $0.4 million remaining from the company’s Licensing unit.

In the fourth quarter 2008, the company recorded a goodwill impairment of $16.7 million based on the results from its annual test of goodwill impairment.

Intangible Assets

The company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from 1 to 8 years. Amortization expense was approximately $2.2 million, $2.1 million, and $2.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

The company had intangible assets of $24.8 million with accumulated amortization of $15.6 million at December 31, 2009 and intangible assets of $18.6 million with accumulated amortization of $13.4 million at December 31, 2008. Intangible assets consist principally of technology, customer relationships, trademarks and trade names, and are amortized over a period of one to eight years.

The summary of other intangible assets, net as of December 31 for the years ended 2009 and 2008 is as follows:

	December 31, 2009			December 31, 2008
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Customer contracts and relationships	$13,413	$6,612	$6,801	$8,850	$5,048	$3,802
Patents and technology	6,409	5,718	691	5,990	5,338	652
Trademarks and trade names	2,361	1,746	615	2,260	1,474	786
Other, net	2,651	1,517	1,134	1,508	1,508	—

	$24,834	$15,593	$9,241	$18,608	$13,368	$5,240

During the year ended December 31, 2009, the company added $4.3 million of intangible assets from the Ascom acquisition, $0.8 million of intangible assets acquired from Wi-Sys, and $1.2 million of intangible assets recorded from the Wider settlement. See Note 5 for more information on the Ascom and Wi-Sys acquisitions. See Note 12 for more information on the Wider settlement.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

		Weighted
		Average
		Amortization
Intangible Assets	Assigned Life	Period

Customer contracts and relationships	4 to 6 years	6.0
Patents and technology	1 to 6 years	4.1
Trademarks and trade names	3 to 8 years	7.7
Other	1 to 6 years	5.7

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

The company’s scheduled amortization expense over the next five years is as follows:

Fiscal Year	Amount

2010	$2,339
2011	$1,877
2012	$1,664
2013	$1,497
2014	$1,052

8.	Comprehensive Income

The following table provides the calculation of other comprehensive income for the years ended December 31, 2009, 2008, and 2007:

	Years Ended December 31,
	2009	2008	2007

Net Income (loss) from continuing operations	$(4,483)	$1,159	$6,113
Foreign currency translation adjustments	22	(68)	108
Realized foreign currency translation adjustments	—	—	(1,817)

Comprehensive income (loss) from continuing operations	(4,461)	1,091	4,404
Income from discontinued operations, net of tax	—	37,138	(82)

Total comprehensive income (loss)	$(4,461)	$38,229	$4,322

The reclassification adjustment of $1.8 million for the year ended December 31, 2007 represents the realization of foreign exchange translation adjustments due to the substantially complete liquidation of PCTEL Ltd. Ireland at June 30, 2007. There is no tax effect to these adjustments to other comprehensive income.

9.	Borrowings

The company has no borrowings at December 31, 2009.

The company’s subsidiary in China, PCTEL (Tianjin) Electronics Company Ltd, borrowed ¥780,000 ($0.1 million) on July 31, 2006 from Bank of America. This amount represented the maximum borrowings allowed under this borrowing agreement. The interest rate on this borrowing was the China Central Bank rate plus 10%. The company repaid the loan from working capital and terminated the agreement in April 2008. The weighted average interest rate for this borrowing was 7.2% in 2008 until the loan was repaid in April 2008, and 6.5% in 2007.

10.	Restructuring

The company incurred restructuring expenses of $0.5 million, $0.4 million, and $2.0 million for the years ended December 31, 2009, 2008, and 2007, respectively. The restructuring liability was $0 and $65 at December 31, 2009 and 2008, respectively.

2009 Restructuring Plans

The 2009 restructuring expense includes $0.3 million for Bloomingdale antenna restructuring and $0.2 million for Wi-Sys restructuring. In order to reduce costs with the antenna operations in the Bloomingdale, Illinois location, the company terminated thirteen employees during the three months ended March 31, 2009 and terminated five additional employees during three months ended June 30, 2009. The company recorded $0.3 million in restructuring expense for severance payments for these eighteen employees. During the second quarter 2009, the company

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

exited its Ottawa, Canada location related to the Wi-Sys acquisition and integrated their operations in its Bloomingdale, Illinois location. The restructuring expense of $0.2 million relates to employee severance, lease termination, and other shut down costs.

2008 Restructuring Plans

The 2008 restructuring expense includes $0.3 million for corporate overhead restructuring and $0.1 million for international sales office restructuring. In the first quarter of 2008, the company incurred restructuring expense of $0.3 million for employee severance costs related to reductions in corporate overhead. In November 2008, the company announced the closure of its sales office in New Delhi, India, effective December 2008. The company incurred restructuring charges of $0.1 million for severance payouts and lease obligations.

2007 Restructuring Plans

The 2007 restructuring expense corresponds to the company’s exit from the UMTS antenna market and shut down of the iVET antenna product line. The company closed its research and development facility in Dublin, Ireland as well as a related engineering satellite office in the United Kingdom, and discontinued the UMTS portion of the contract manufacturing, which was located in St. Petersburg, Russia. These actions terminated twelve redundant employee positions in Ireland and three redundant employee positions in the United Kingdom. The facilities and employees affected by the closure decision were originally part of the company’s acquisition of Sigma in July 2005. The company recorded net $2.0 million of restructuring costs in 2007 related to this restructuring plan. The major components of the expense were $2.4 million of gross cash-based restructuring charges plus $0.7 million of asset impairments, offset by $1.1 million for the sale of assets. The cost categories of the $2.4 million of cash-based restructuring costs were: $0.4 million of employee severance; $0.1 million of future lease payments; $0.1 million of office clean up costs; and $1.8 million in contract manufacturing obligations, primarily related to inventory in the supply chain. The company recovered $1.1 million through the sale of assets. The major components were the last time purchase of inventory for $0.5 million and the sale of intangible assets for $0.6 million. In 2008, the company completed the UMTS restructuring when it paid the final manufacturing purchase obligations.

The following table summarizes the restructuring and other charges recorded for the plans mentioned above:

	Years Ended December 31,
	2009	2008	2007

Severance and employment related costs	$413	$382	$445
Manufacturing obligations	—	(58)	695
Fixed asset dispositions	65	—	—
Intangible impairments	—	—	671
Lease termination and office costs	15	29	227

	$493	$353	$2,038

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

The following table summarizes the company’s restructuring and other charges activity restructuring plan during 2009 and 2008 and the status of the reserves at year end:

	Accrual				Accrual
	Balance at		Cash	Non-cash	Balance at
	December 31,	Restructuring	Payments/	Settlements/	December 31,
	2008	Expense	Receipts	Adjustments	2009

2009 Restructiring Plans
Wi-Sys	$0	$219	$(219)	$0	$0
Antenna — Bloomingdale operations	—	274	(274)	—	—

	—	493	(493)	—	—

2008 Restructiring Plans
International sales offices	65	—	(65)	—	—

	65	—	(65)	—	—

Total	$65	$493	$(558)	$0	$0

	Accrual				Accrual
	Balance at		Cash	Non-cash	Balance at
	December 31,	Restructuring	Payments/	Settlements/	December 31,
	2007	Expense	Receipts	Adjustments	2008

2008 Restructiring Plans
Corporate overhead	$0	$313	$(313)	$0	$0
International sales offices	—	98	(33)	—	65

	—	411	(346)	—	65

2007 Restructiring Plans
UMTS	1,239	(58)	(1,233)	52	—

Total	$1,239	$353	$(1,579)	$52	$65

11.	Income Taxes

The company recorded tax benefits of $0.8 million, $15.0 million, and $7.2 million in the years ended December 31, 2009, 2008, and 2007, respectively. The effective tax rate differed from the statutory federal rate of 35% during 2009 because of foreign taxes, a rate change related to deferred taxes, and the non-tax deductibility for the Wi-Sys goodwill impairment. The effective tax rate differed from the statutory federal rate of 35% during 2008 principally due to a $9.8 million decrease in the valuation allowance for deferred tax assets. The company reversed the valuation allowance because its projected income was more than adequate to offset the deferred tax assets remaining after the disposition of the Sigma assets in the third quarter 2008. The effective tax rate differed from the statutory federal rate of 35% during 2007 principally due to a release of the valuation allowance of $7.9 million. The company reversed valuation allowances in the fourth quarter 2007 because of the income generated from the sale of MSG in January 2008.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

A reconciliation of the benefit for income taxes at the federal statutory rate compared to the benefit at the effective tax rate is as follows:

	Years Ended December 31
	2009	2008	2007

Benefit at federal statutory rate (35)%	35%	35%	35%
State income tax, net of federal benefit	2%	3%	(1)%
Release of valuation allowance	—	71%	707%
Change in valuation allowance	—	—	(130)%
Non-tax deductibility of goodwill impairment	(8)%	—	—
Foreign income taxed at different rates	(6)%	—	18%
Research & development credits	2%	2%	5%
Return to provision adjustments	(4)%	(1)%	1%
Effective rate change to deferred tax assets	(6)%	(1)%	—
Change in deferred tax liability related to goodwill	—	—	(30)%
Tax effect of permanent differences	—	(1)%	44%

	15%	108%	649%

The domestic and foreign components of the loss before provision (benefit) for income taxes were as follows:

	Years Ended December 31,
	2009	2008	2007

Domestic	$(3,812)	$(13,844)	$(1,761)
Foreign	(1,454)	7	648

	$(5,266)	$(13,837)	$(1,113)

The benefit for income taxes consisted of the following:

	Years Ended December 31,
	2009	2008	2007

Current:
Federal	$(1,187)	$(7,763)	$57
State	131	7	3
Foreign	132	38	27

	(924)	(7,718)	87
Deferred:
Federal	124	(5,390)	(6,324)
State	17	(1,888)	(989)

	141	(7,278)	(7,313)

Total	$(783)	$(14,996)	$(7,226)

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax accounts consist of the following:

	December 31,
	2009	2008

Deferred Tax Assets:
Amortization	8,250	8,728
Stock compensation	1,686	1,491
Federal, foreign, and state credits	558	730
Inventory reserves	538	435
Deferred compensation	343	250
Accrued vacation	273	273
Net operating loss carryforwards	137	127
Unrealized investment losses	—	682
Other	300	168

Gross deferred tax assets	12,085	12,884
Valuation allowance	(648)	(1,151)

Net deferred tax asset	11,437	11,733
Deferred Tax liabilities:
Amortization and depreciation	(466)	(434)

Net Deferred Tax Assets	$10,971	$11,299

The classification of deferred tax amounts on the balance sheet is as follows:

	December 31,
	2009	2008

Current:
Deferred tax assets	$1,024	$1,148
Deferred tax liabilities	—	—

Current deferred tax assets	1,024	1,148
Non-current:
Deferred tax assets	10,413	10,585
Deferred tax liabilities	(466)	(434)

Non-current deferred tax assets, net	9,947	10,151

Net Deferred Tax Assets	$10,971	$11,299

Deferred Tax Valuation Allowance

At December 31, 2009, the company has a valuation allowance of $0.6 million against $11.6 million of net deferred tax assets. At December 31, 2008, the company had a valuation allowance of $1.2 million against $12.5 million of net deferred tax assets. The valuation allowance at December 31, 2009 and 2008, respectively, relates to credits and state operating losses that the company does not expect to realize because they correspond to tax jurisdictions where the company no longer has significant operations. On a regular basis, management evaluates

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

the recoverability of deferred tax assets and the need for a valuation allowance. The deferred tax assets are expected to be realized through the carry back of income taxes and through projected future earnings. The company believes that the net deferred tax asset exclusive of the credits and state net operating losses is more likely than not to be realized.

Accounting for Uncertainty for Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits at December 31, 2009 and 2008, respectively is as follows:

	December 31,
	2009	2008

Beginning of period	$935	$916
Addition related to tax positions in current years	198	19

End of period	$1,133	$935

Included in the balance of total unrecognized tax benefits at December 31, 2009, are potential benefits of $1.0 million that if recognized, would affect the effective rate on income from continuing operations. It is reasonably possible that net unrecognized benefits of $0.1 million related to foreign taxes will be settled within the next twelve months. The company is unaware of any positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The company recognizes all interest and penalties, including those relating to unrecognized tax benefits as income tax expense. The company’s income tax expense related to interest includes $20 for the year ended December 31, 2009 and $0 for the years ended December 31, 2008 and 2007, respectively for unrecognized tax benefits. At December 31, 2009 and 2008, respectively, the company had interest payable of $20 and $0 related to unrecognized tax benefits.

Audits

The company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The company’s U.S. federal tax returns remain subject to examination for 2008 and subsequent periods. The company’s state tax returns remain subject to examination for 2008 and subsequent periods.

Summary of Carryforwards

At December 31, 2009, the company has state net operating loss carry forwards of $2.7 million that expire between 2016 and 2029. and $1.3 million of state research credits with no expiration.

Investment in Foreign Operations

The company has not provided deferred U.S. income taxes and foreign withholding taxes on approximately $0.6 million of undistributed cumulative earnings of foreign subsidiaries because we consider such earnings to be permanently reinvested in those operations. Upon repatriation of these earnings, we would be subject to U.S. income tax, net of available foreign tax credits. Determination of the deferred tax liability related to the repatriation of these earnings is not practical.

The company’s subsidiary in Tianjin, China had a full tax holiday in 2007 and 2008, and a partial tax holiday in 2009. For 2009, this subsidiary was subject to half the statutory rate. The impact of the tax holiday was not material to the income tax benefit for the years ended December 31, 2009, 2008, and 2007, respectively.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

12.	Commitments and Contingencies

Leases

The company has operating leases for office facilities through 2013 and office equipment through 2014. The future minimum rental payments under these leases at December 31, 2009, are as follows:

Year	Amount

2010	$538
2011	557
2012	551
2013	84
2014	11

Future minimum lease payments	$1,741

The rent expense under leases was approximately $0.5 million, $0.6 million, and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The company does not have any capital leases.

Warranty Reserve and Sales Returns

The company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The company accrues for product returns based on historical sales and return trends. The company’s allowance for sales returns was $0.2 million and $0.3 million at December 31, 2009 and December 31, 2008, respectively, and is included within accounts receivable on the consolidated balance sheet.

The company offers repair and replacement warranties of primarily two years for antenna products and one year for scanners and receivers. The company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.2 million at December 31, 2009 and 2008, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.

	December 31,
	2009	2008

Beginning balance	$193	$193
Provisions for warranty	94	117
Liability assumed from Ascom purchase	26	—
Consumption of reserves	(85)	(117)

Ending balance	$228	$193

Legal Proceedings

Litigation with Wider Networks LLC

In March 2009, the company filed in the United States District Court for the District of Maryland, Greenbelt Division, a lawsuit against Wider Networks, LLC claiming patent infringement, unfair competition and false advertising, seeking damages as allowed pursuant to federal and Maryland law. In June 2009, Telecom Network Optimization, LLC d/b/a Wider Networks, filed a lawsuit against the company for patent infringement. These cases were consolidated by the court. On November 5, 2009, the parties participated in a mandatory settlement conference and signed a binding MOU resolving all disputes. The consolidated cases were dismissed without prejudice on

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

November 6, 2009 and the company reached a settlement agreement with Wider on December 9, 2009. Under the terms of the settlement, the company is the exclusive distributor of Wider’s WIND 3Gtm interference management system and the scanning receivers underlying those systems. The company acquired all of the patents relating to Wider’s products for $1.2 million, of which $0.8 million was paid closing and $0.2 million to be paid on the first and second anniversary dates of the settlement agreement. The settlement leaves Wider Networks in business to continue developing and manufacturing its WIND 3Gtm product and to retain ownership of all of its hardware design know-how and copyrighted software code related intellectual property. The settlement gives the company another interference management product, suitable for certain markets, to distribute along side CLARIFY®. See Note 5 for the accounting treatment of the Wider transaction.

ITAR Disclosure

During the quarter ended September 30, 2009, the company became aware that certain of its antenna products are subject to the jurisdiction of the U.S. Department of State in accordance with the ITAR. The company determined that its processes surrounding the design and manufacture of these antennas were not adequate to assure compliance with the ITAR, and that the company may have inadvertently violated restrictions on technology transfer in the ITAR.

Accordingly, on October 1, 2009 the company filed a Voluntary Disclosure with the DTCC, Department of State, describing the details of the non-compliance. On October 15, 2009, the company received a letter from the DTCC requesting that the company provide a full disclosure within 60 days of the date of their letter. The company provided a full disclosure on December 14, 2009, which included its remediation plan which was implemented during the fourth quarter 2009. On March 2, 2010 the company received a letter from the DTCC that stated their conclusion that violations of the ITAR had occurred, but that the case was being closed without civil penalty. The DTCC reserves the right to reopen the case if through repeated future violations they determine that the circumstances warrant initiation of administrative proceedings in accordance with Part 128 of the ITAR.

13.	Shareholders Equity

Common Stock

The activity related to common shares outstanding for the years ended December 31, 2009 and 2008 as follows:

	2009	2008

Beginning of year	18,236	21,917
Issuance of common stock on exercise of stock options	—	346
Issuance of restricted common stock, net of cancellations	606	25
Issuance of common stock from purchase of Employee Stock Purchase Plan shares	94	70
Issuance of common stock for stock bonuses, net of shares for tax	90	82
Cancellation of stock for withholding tax	(94)	(181)
Common stock buyback	(438)	(4,023)

End of Year	18,494	18,236

Preferred Stock

The company is authorized to issue up to 5,000,000 shares of preferred stock in one or more series, each with a par value of $0.001 per share. As of December 31, 2009 and 2008, no shares of preferred stock were issued or outstanding.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

14.	Stock-Based Compensation

The consolidated statements of operations include $3.4 million of stock compensation expense in continuing operations for the year ended December 31, 2009. The consolidated statements of operations include $4.2 million of stock compensation expense in continuing operations and $0.2 million in discontinued operations for the year ended December 31, 2008. The consolidated statements of operations include $4.1 million of stock compensation expense in continuing operations and $0.8 million in discontinued operations for the year ended December 31, 2007. The company did not capitalize any stock compensation expense during the years ended December 31, 2009, 2008, and 2007, respectively.

Total stock-based compensation is reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
	2009	2008	2007

Cost of goods sold	$334	$376	$370
Research and development	634	582	454
Sales and marketing	500	609	650
General and administrative	1,894	2,637	2,620
Restructuring charges, net	—	11	—

Total continuing operations	3,362	4,215	4,094
Discontinued operations	—	187	794

Total	$3,362	$4,402	$4,888

Restricted Stock- Service Based

The company grants restricted shares as employee incentives as permitted under the company’s 1997 Stock Plan, as amended and restated (“1997 Stock Plan”). In connection with the grant of restricted stock to employees, the company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. Stock compensation expense is recorded ratably over the vesting period of the applicable shares. These grants vest over various periods, but typically vest over four years.

For the year ended December 31, 2009, the company issued 600,050 shares of restricted stock with a grant date fair value of $2.5 million and recorded cancellations of 41,817 shares with a grant date fair value of $0.3 million. For the year ended December 31, 2008, the company issued 334,182 shares of restricted stock with a grant date fair value of $2.3 million and recorded cancellations of 223,188 shares with a grant date fair value of $2.0 million. For the year ended December 31, 2007, the company issued 440,852 shares of restricted stock with a grant date fair value of $5.4 million and recorded cancellations of 119,148 shares with a grant date fair value of $1.1 million.

During 2009, 265,109 restricted shares vested with a grant date fair value of $2.3 million and intrinsic value of $1.7 million. During 2008, 406,562 restricted shares vested with a grant date fair value of $3.7 million and intrinsic value of $2.8 million. During 2007, 337,577 restricted shares vested with a grant date fair value and intrinsic value of $3.0 million. With the sale of MSG in January 2008, 146,010 shares of restricted stock for MSG employees did not vest.

For the year ended December 31, 2009 the company recorded amortization of service-based restricted stock of $2.7 million. For the year ended December 31, 2008 the company recorded amortization of restricted stock of $2.9 million for continuing operations and $0.2 million for discontinued operations. For the year ended December 31, 2007, the company recorded amortization of restricted stock of $2.6 for continuing operations and $0.6 million for discontinued operations. As of December 31, 2009, the unrecognized compensation expense

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

related to the unvested portion of the company’s restricted stock was approximately $4.0 million, net of estimated forfeitures to be recognized through 2013 over a weighted average period of 1.7 years.

The following table summarizes restricted stock activity for the years ended December 31:

	2009	2008	2007

Shares
Unvested Restricted Stock Awards — beginning of year	853,307	1,148,875	1,164,748
Restricted stock awards	600,050	334,182	440,852
Restricted shares vested	(265,109)	(406,562)	(337,577)
Restricted shares cancelled	(41,817)	(223,188)	(119,148)

Unvested Restricted Stock Awards — end of year	1,146,431	853,307	1,148,875

Weighted Average Fair Value
Unvested Restricted Stock Awards — beginning of year	$8.29	$9.19	$8.56
Restricted stock awards	4.24	6.75	10.21
Restricted shares vested	8.67	9.14	8.97
Restricted shares cancelled	6.85	9.08	8.85

Unvested Restricted Stock Awards — end of year	$6.14	$8.29	$9.28
Stock Options

The company may grant stock options to purchase the company’s common stock. The company issues stock options with exercise prices no less than the fair value of the company’s stock on the grant date. Employee options contain gradual vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. The Board of Directors options vest on the first anniversary of date of grant. Stock options may be exercised at any time within ten years of the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. Presently, new employees and directors receive only service-based restricted awards for incentive purposes. As such, the company expects that future stock option grants will be minimal.

The fair value of each unvested option was estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life. Because the company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the employee stock options. Based on the Black-Scholes option-pricing model, the weighted average estimated fair value of employee stock option grants was $1.97 for 2008 and $2.93 for 2007.

The company did not issue stock options and there were no stock option exercises during the year ended December 31, 2009. The company issued 127,500 options with a weighted average fair value of $1.97 in the year ended December 31, 2008 and 267,577 options with a weighted average fair value of $2.93 for the year ended December 31, 2007. During the year ended December 31, 2008, the company received $1.9 million in proceeds from the exercise of 510,573 options. During the year ended December 31, 2007, the company received $0.7 million in proceeds from the exercise of 94,286 options. The intrinsic value of the options exercised was $1.4 million and $0.2 million in the years ended December 31, 2008 and 2007, respectively. With the sale of MSG in January 2008,

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

76,071 outstanding options for the MSG employees did not vest. The company recorded stock compensation expense, net of forfeitures of $0.1 million and $0.5 million for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2007, the company recorded stock compensation expenses of $0.8 million in continuing operations and $0.1 million for discontinued operations.

The range of exercise prices for options outstanding and exercisable at December 31, 2009 was $6.16 to $59.00. The following table summarizes information about stock options outstanding under all stock option plans:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted-		Weighted
	Number	Contractual Life	Average	Number	Average
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$ 6.16 — $ 7.30	237,565	5.20	$6.96	216,201	$7.01
7.40 — 7.93	244,167	3.88	7.69	240,448	7.69
7.95 — 8.62	238,255	3.81	8.24	232,805	8.23
8.63 — 9.16	348,127	5.57	9.03	326,587	9.02
9.19 — 10.25	233,063	5.37	9.73	206,831	9.74
10.46 — 10.70	256,206	4.29	10.68	255,044	10.68
10.72 — 11.55	226,970	4.30	11.14	222,125	11.14
11.60 — 11.84	435,600	4.10	11.74	435,600	11.74
12.16 — 13.30	33,400	3.63	12.82	33,400	12.82
59.00 — 59.00	7,500	0.08	59.00	7,500	59.00

$6.16 — $59.00	2,260,853	4.54	$9.80	2,176,541	$9.84

The weighted average contractual life and intrinsic value at December 31, 2009 was the following:

	Weighted
	Average
	Contractual	Intrinsic
	Life (Years)	Value

Options Outstanding	4.54	$—
Options Exercisable	4.42	$—

The intrinsic value is based on the share price of $5.92 at December 31, 2009.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

A summary of the company’s stock option activity and shares available under all of the company’s stock plans as of December 31:

	2009		2008		2007
	Shares	Options	Shares	Options	Shares	Options
	Available	Outstanding	Available	Outstanding	Available	Outstanding

Beginning of Year	2,839,709	2,360,646	2,079,011	3,824,912	2,417,077	3,965,627
Shares authorized	—	—	—	—	—	—
Options granted	—	—	(127,500)	127,500	(267,577)	267,577
Restricted stock awards	(600,050)	—	(334,182)	—	(440,852)	—
Restricted shares cancelled	41,817	—	223,188	—	119,148	—
Bonus and Director shares awarded	(156,885)	—	(82,001)	—	(62,791)	—
Options exercised	—	—	—	(510,573)	—	(94,286)
Options forfeited	16,362	(16,362)	155,112	(155,112)	146,610	(146,610)
Options cancelled/expired	83,431	(83,431)	926,081	(926,081)	167,396	(167,396)

End of Year	2,224,384	2,260,853	2,839,709	2,360,646	2,079,011	3,824,912

Exercisable		2,176,541		2,061,700		3,234,118

Weighted average exercise price:
Outstanding at Beginning of Year		$9.80		$9.64		$9.63
Options granted		—		7.28		9.54
Options exercised		—		7.37		7.49
Options forfeited		9.65		9.19		10.38
Options cancelled/expired		9.89		10.25		9.34

Outstanding at End of Year		$9.80		$9.80		$9.64

Exercisable at End of Year		$9.84		$10.00		$9.73

The company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Stock Options
	2009	2008	2007

Dividend yield	—	None	None
Risk-free interest rate	—	2.7%	4.7%
Expected volatility	—	40%	45%
Expected life (in years)	—	2.4	2.5

The risk-free interest rate was based on the U.S. Treasury yields with remaining term that approximates the expected life of the options granted. The company uses a dividend yield of “None” in the valuation model for stock options. The company has paid one cash dividend in its history which was paid in May 2008. This special dividend was a partial distribution of the proceeds received from the sale of MSG. The company does not anticipate the

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

payment of regular dividends in the future. The company calculates the volatility based on a five-year historical period of the company’s stock price. The company incorporates a forfeiture rate based on historical data in the expense calculation. The expected life used for options granted is based on historical data of employee exercise performance.

Total stock compensation expense, net of forfeitures was $0.1 million and $0.5 million in continuing operations for stock options for the years ended December 31, 2009 and 2008, respectively. Total stock compensation expense, net of forfeitures was $0.8 million for continuing operations and $0.1 million for discontinued operations for stock options for the year ended December 31, 2007. As of December 31, 2009, the unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $0.1 million, net of estimated forfeitures to be recognized through 2012 over a weighted average period of 1.2 years.

Performance Shares

Beginning in 2007, the company grants performance based restricted stock rights to certain executive officers. These shares vest upon achievement of defined performance goals such as revenue and earnings. The performance based restricted stock is amortized based on the estimated achievement of the performance goals.

For the year ended December 31, 2009, the company did not issue any performance based restricted stock rights and did not record any cancellations of performance shares. For the year ended December 31, 2008, the company issued 25,000 shares of restricted stock with a fair value of $0.2 million and recorded cancellations of 10,326 shares for $0.1 million. For the year ended December 31, 2007, the company issued 87,000 shares of restricted stock with a fair value of $0.9 million. During 2009, 10,342 restricted shares vested with a grant date fair value of $82 and intrinsic value of $50. During 2008, 5,330 restricted shares vested with a grant date fair value of $56 and intrinsic value of $33. The company recorded stock compensation expense of $0, $56, and $86 for performance shares in the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009, the unrecognized compensation expense related to the performance shares expected to vest was approximately $0.4 million to be recognized through 2011 over a weighted average period of 1.1 years.

The following summarizes the performance share activity during the years ended December 31:

	2009	2008	2007

Shares
Beginning of Year	96,344	87,000	—
Restricted stock awards	—	25,000	87,000
Restricted shares vested	(10,342)	(5,330)	—
Restricted shares cancelled	—	(10,326)	—

End of Year	86,002	96,344	87,000

Weighted Average Fair Value
Beginning of year	$9.47	$10.42	$—
Restricted stock awards	—	6.75	10.42
Restricted shares vested	7.97	10.42	—
Restricted shares cancelled	—	10.42	—

End of year	$9.65	$9.47	$10.42

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

Restricted Stock Units

The company grants restricted stock units as employee incentives as permitted under the company’s 1997 Stock Plan. Employee restricted stock units are time-based awards and are amortized over the vesting period. At the vesting date, these units are converted to shares of common stock.

During the year ended December 31, 2009, the company granted 32,850 time-based restricted stock units with fair value of $220. During the year ended December 31, 2009 12,500 restricted stock units vested with a grant date fair value of $87 and intrinsic value of $67, and 17,850 restricted stock units were cancelled with a grant date fair value of $112. There was no activity related to restricted stock units in the years ended December 31, 2008 or 2007, respectively. The company recorded stock compensation expense of $0.1 million for restricted stock units in the year ended December 31, 2009.

The following summarizes the restricted stock unit activity during the year ended December 31, 2009:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance at December 31, 2008	—	$—
Units awarded	32,850	6.68
Units vested	(12,500)	6.93
Units cancelled	(17,850)	6.27

Balance at December 31, 2009	2,500	$5.86

Employee Stock Purchase Plan (“ESPP”)

In May 1998, the company reserved a total of 800,000 shares of common stock for future issuance under the company’s ESPP, plus annual increases equal to the least of (i) 350,000 shares (ii) 2% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. The annual increase was the ESPP’s “evergreen” provision. The Board of Directors elected not to increase the shares in the Purchase Plan in January 2007. In June 2007, the stockholders approved an amended Purchase Plan whereby the shares were reduced to 750,000 and the evergreen provision was eliminated. The Purchase Plan was also extended to 2018. The Purchase Plan enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is six months. During 2009, 2008 and 2007, 93,901, 69,402 and 86,977 shares were issued under the Purchase Plan, respectively. As of December 31, 2009, the company had 538,789 shares remaining that can be issued under the Purchase Plan.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

The following summarizes the Purchase Plan activity during the years ended December 31:

	2009	2008	2007

Shares
Outstanding, beginning of year	—	—	—
Granted	93,901	69,402	86,977
Vested	(93,901)	(69,402)	(86,977)

Outstanding, end of year	—	—	—

Weighted Average Fair Value at Grant Date
Outstanding, beginning of year	$—	$—	$—
Granted	1.57	2.03	2.39
Vested	1.57	2.03	2.39

Outstanding, end of year	$—	$—	$—

Based on the 15% discount and the fair value of the option feature of this plan, this plan is considered compensatory. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The company recognized compensation expense in continuing operations of $0.1 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively. The company recognized $0.1 million in continuing operations and $0.1 million in discontinued operations for the years ended December 31, 2007. The weighted average estimated fair value of purchase rights under the Purchase Plan was $1.57, $2.03 and $2.39 for the years ended December 31, 2009, 2008 and 2007, respectively.

The company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Employee Stock
	Purchase Plan
	2009	2008	2007

Dividend yield	None	None	None
Risk-free interest rate	0.8%	3.0%	4.9%
Expected volatility	48%	40%	44%
Expected life (in years)	0.5	0.5	0.5

The risk-free interest rate was based on the U.S. Treasury yields with remaining term that approximates the expected life of the options granted. The company uses a dividend yield of “None” in the valuation model for shares related to the Purchase Plan. The company has only paid one cash dividend in its history which was paid in May 2008. This special dividend was a partial distribution of the proceeds received from the sale of MSG. The company does not anticipate the payment of regular dividends in the future. The company calculates the volatility based on a five-year historical period of the company’s stock price. The company incorporates a forfeiture rate based on historical data in the expense calculation. The expected life used is based on historical data of employee exercise performance.

Short Term Bonus Incentive Plan

Bonuses related to the company’s Short Term Incentive Plan are paid in the company’s common stock to executives and in cash to non-executives. The shares earned under the plan are issued in the first quarter following the end of the fiscal year. In February 2009, the company issued 90,173 shares, net of shares withheld for payment of withholding tax, under the 2008 Short Term Incentive Plan. In February 2008, the company issued 82,001 shares,

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

net of shares withheld for payment of withholding tax, under the 2007 Short Term Incentive plan. In March 2010, the company issued 2,873 shares, net of shares withheld for payment of withholding tax, under the 2009 Short Term Incentive Plan. The company recognized stock compensation expense in continuing operations of $19 and $0.6 million for stock bonuses in the years ended December 31, 2009 and 2008, respectively. The company recognized stock compensation expense of $0.5 million for stock bonuses in continuing operations and $0.1 million in discontinued operations in the year ended December 31, 2007.

Board of Director Equity Awards

Beginning in 2009, the Board of Directors elected to receive their annual equity award in the form of shares of the company’s stock or in shares of vested restricted stock units. During the year ended December 31, 2009, the company issued 21,326 shares of the company’s stock with a fair value of $132 and issued 22,458 restricted stock units with fair value of $139 that vested immediately to the Board of Directors for the annual equity awards. The company recorded stock compensation expense of $0.3 million for director awards in the year ended December 31, 2009.

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. During the years ended December 31, 2009 and 2008, the company paid $0.8 million and $1.1 million for withholding taxes related to stock awards.

Dividends

On May 30, 2008, the company paid a special cash dividend of $0.50 per share to shareholders of record as of May 15, 2008. The total amount paid to shareholders was $10.3 million. The dividend was a partial distribution of the proceeds received from the sale of MSG. The company does not anticipate the payment of regular dividends in the future.

Stock Plans

1997 Stock Plan

In November 1996, the Board of Directors adopted and approved the 1997 Stock Plan (“1997 Plan”). Under the 1997 Plan, the Board may grant to employees, directors and consultant’s options to purchase the common stock and/or stock purchase rights at terms and prices determined by the Board. In August 1999, the Board of Directors and the stockholders approved an amendment and restatement of the 1997 Plan that increased the number of authorized shares of the common stock the company may issue under the 1997 Plan to 5,500,000. The plan allowed further annual increases in the number of shares authorized to be issued under the 1997 Plan by an amount equal to the lesser of (i) 700,000 shares, (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. Effective at the annual shareholders meeting on June 5, 2006, the shareholders approved an amended and restated 1997 Plan (“New 1997 Plan”) that expires in 2016. The existing shares available for issuance and options outstanding were transferred from the 1997 Plan to the New 1997 Plan. The New 1997 Plan provides for the issuance of 2,300,000 shares plus any shares which have been reserved under the 1998 Directors Option Plan (“Directors Plan”) and any shares returned to the Directors Plan. In connection with the approval of the New 1997 Plan, an additional 716,711 shares were authorized. As of December 31, 2009, a total of 1,784,721 shares remain available for future grants.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

1998 Director Option Plan

The Directors Plan became effective following the company’s initial public offering in October 1999. A total of 400,000 shares were authorized under the Directors Plan. Effective with the annual shareholders meeting on June 5, 2006, the Directors Plan was merged into the New 1997 Plan. Effective with the merger, 75,000 available shares were transferred from the Directors Plan to the New 1997 Plan. No further awards will be made under the Director Plan, but it will continue to govern awards previously granted there under. Future awards to the company’s directors will be made under the New 1997 Plan.

2001 Non-Statutory Stock Option Plan

In August 2001, the Board of Directors adopted and approved the 2001 Non-statutory Stock Option Plan (“2001 Plan”). Options granted under the 2001 Plan may be exercised at any time within ten years from the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The 2001 Plan will terminate in 2011. As of December 31, 2009, of the total 750,000 shares authorized under the 2001 Plan, 300,531 remain available for future grants.

Executive Plan

In 2001, in connection with the hiring and appointment of two executive officers of PCTEL, the company granted an aggregate amount of 300,000 options at $8.00 per share outside of any stock option plan, pursuant to individual stock option agreements. As of December 31, 2009, 45,000 options are outstanding under the Executive Plan.

Common Stock Reserved for Future Issuance

At December 31, 2009 the company had 4,884,894 shares of common stock that could potentially be issued under various stock-based compensation plans described in Note 14. A summary of the reserved shares of common stock for future issuance are as follows:

	December 31,
	2009	2008

1997 Stock Plan	3,734,728	4,479,379
2001 Stock Plan	566,377	566,377
Executive Plan	45,000	45,000
Employee Stock Purchase Plan	538,789	632,690

Total shares reserved	4,884,894	5,723,446

These amounts include the shares available for grant and the options outstanding.

15.	Stock Repurchases

The company repurchases shares of common stock under share repurchase programs authorized by the Board of Directors. All share repurchase programs are announced publicly. On November 21, 2008, the Board of Directors authorized the repurchase of shares up to a value of $5.0 million. There were no share repurchases in 2008 under this share repurchase program. During the year ended December 31, 2009, the company repurchased a total of 438,413 shares for approximately $2.5 million under this program. At December 31, 2009, the company had $2.5 million in share value that could be purchased under this program. During 2008, the company repurchased 4,022,616 shares for approximately $34.2 million under previously announced share repurchase programs.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

The following table is a summary of the share repurchases by year for the fiscal years ended December 31:

Fiscal Year	Shares	Amount

2007	663,384	$5,504
2008	4,022,616	$34,157
2009	438,413	$2,509

16.	Segment, Customer and Geographic Information

The company operates in one segment and there are no operating segments aggregated for reporting purposes.

The company’s revenue to customers outside of the United States, as a percent of total revenues, is as follows:

	Years Ended December 31,
Region	2009	2008	2007

Europe, Middle East, & Africa	25%	25%	24%
Asia Pacific	14%	12%	7%
Other Americas	7%	8%	5%

Total Foreign sales	46%	45%	36%

One customer had accounted for revenues greater than 10% in two of the three previous fiscal years as follows:

	Years Ended December 31,
Customer	2009	2008	2007

Ascom	10%	11%	9%

Ascom, from which the company acquired scanning receiver assets in December 2009, continues to purchase scanning receiver products from the company. Ascom acquired Comarco’s WTS business in January 2009. Comarco’s scanning receiver business (“WTS scanners receivers”) was a small part of Comarco’s WTS segment.

The long-lived assets by geographic region as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008

United States	$43,566	$44,007
All Other	785	777

	$44,351	$44,784

17.	Benefit Plans

401(k) Plan

The 401(k) plan covers all of the U.S. employees beginning the first of the month following the first month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k) plan. The company recorded expense for employer contributions to the 401(k) plan of $0.6 million, $0.6 million and $0.5 million in the years ended December 31, 2009, 2008 and 2007, respectively for the continuing operations and $0.2 million in contributions for discontinued operations for the year ended December 31, 2007.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

Foreign Employee Benefit Plans

The company contributes to various retirement plans for foreign employees. The company made contributions to these plans of $23, $17, and $28 for the years ended December 31, 2009, 2008, and 2007 respectively.

Executive Deferred Compensation Plan

The company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses. In addition, the company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the company’s executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. At December 31, 2009 and 2008, the deferred compensation obligation was $0.9 million and $0.7 million, respectively, and was included in “Long-Term Liabilities” in the consolidated balance sheet. The company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Assets.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

18.	Quarterly Data (Unaudited)

	Quarters Ended,
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenues	$14,139	$13,368	$13,709	$14,786
Gross profit	6,671	6,058	6,426	6,964
Operating loss from continuing operations	(2,625)	(2,195)	(814)	(551)
Loss from continuing operations before provision for income taxes	(2,459)	(1,994)	(439)	(374)
Net loss from continuing operations	(1,863)	(1,293)	(755)	(572)
Net income (loss) from discontinued operations	—	—	—	—

Net loss	$(1,863)	$(1,293)	$(755)	$(572)

Basic loss per share:
Net loss from continuing operations	$(0.11)	$(0.07)	$(0.04)	$(0.03)
Net income (loss) from discontinued operations	—	—	—	—
Net loss	$(0.11)	$(0.07)	$(0.04)	$(0.03)
Diluted loss per share:
Net loss from continuing operations	$(0.11)	$(0.07)	$(0.04)	$(0.03)
Net income (loss) from discontinued operations	—	—	—	—
Net loss	$(0.11)	$(0.07)	$(0.04)	$(0.03)
Shares used in computing basic loss per share	17,545	17,616	17,559	17,446
Shares used in computing diluted loss per share	17,545	17,616	17,559	17,446

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2009

	Quarters Ended,
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenues	$18,300	$20,274	$20,087	$18,266
Gross profit	8,767	9,708	9,560	8,502
Operating income (loss) from continuing operations	428	905	573	(15,828)
Income (loss) from continuing operations before provision for income taxes	1,213	1,557	693	(17,300)
Net income (loss) from continuing operations	476	530	10,909	(10,756)
Net income from discontinued operations	36,691	187	157	103

Net income (loss)	$37,167	$717	$11,066	$(10,653)

Basic income (loss) per share:
Net income (loss) from continuing operations	$0.02	$0.03	$0.60	$(0.61)
Net income from discontinued operations	$1.80	$0.01	$0.01	$0.01
Net income (loss)	$1.82	$0.04	$0.61	$(0.61)*
Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.02	$0.03	$0.58	$(0.61)
Net income from discontinued operations	$1.80	$0.01	$0.01	$0.01
Net income (loss)	$1.82	$0.04	$0.59	$(0.61)*
Shares used in computing basic income (loss) per share	20,426	19,089	18,164	17,491
Shares used in computing diluted income (loss) per share	20,426	19,413	18,709	17,506

* EPS numbers not additive due to rounding

In the quarter ended March 31, 2009, the company recorded expense of $1.5 million of goodwill impairment. In the quarter ended December 31, 2008, the company recorded $16.7 million of goodwill impairment. See more information on goodwill within accounting policies in Note 1. In the quarter ended September 30, 2008, the company reversed valuation allowances for $9.8 million. See Note 11 for more information related to Income Taxes.

19.	Subsequent event — acquisition of Sparco Technologies, Inc.

On January 12, 2010, the company acquired all of the outstanding share capital of Sparco pursuant to a Share Purchase Agreement among PCTEL, Sparco, and David R. Dulling, Valerie Dulling, Chris Cooke, and Glenn Buckner, the holders of the outstanding share capital of Sparco. Sparco is a San Antonio, Texas based company that specializes in selling value-added WLAN products and services to the Enterprise, Education, Hospitality, and Healthcare markets. Sparco’s product line includes antennas for WLAN, National Electrical Manufacturers Association (“NEMA”) enclosures and mounting accessories, site survey tools, and amplifiers. With this acquisition, the company will extend its product offering, channel penetration and technology base in wireless enterprise products. The company will integrate the Sparco operations into its antenna products group.

The company paid cash consideration of $2.4 million at the close of the transaction, of which $0.3 million was used to discharge outstanding debt liabilities. Sparco has one location in San Antonio, Texas and leases a single facility with a term through September 2010. The company acquired net tangible assets and intangible assets, including customer relationships and trade names. The purchase price allocation was still in process as of the date of this report. Sparco revenues were approximately $2.8 million for the year ended December 31, 2009.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A:	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports that we file or submit under Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, PCTEL’s principal executive and principal financial officers, or persons performing similar functions, and effected by the PCTEL’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of PCTEL;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of PCTEL are being made only in accordance with authorizations of management and directors of PCTEL

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of PCTEL’s assets that could have a material effect on the financial statements.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective to provide assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, our independent registered public accounting firm, has audited and issued their report on our internal control over reporting, which is included herein.

(c)	Changes in Internal Control Over Financial Reporting

Except as otherwise discussed below, there have been no changes in the company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are likely to materially affect, the company’s internal control over financial reporting.

During the preparation of the condensed consolidated financial statements for the quarter ended September 30, 2009, management identified an accounting error related to the preparation and review of the quarterly income tax provision for the quarters ended March 31, 2009 and June 30, 2009. The condensed consolidated financial statements were restated for this error, indicating the presence of a material weakness. Due to the error and restatement, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009 and June 30, 2009, our disclosure controls and procedures were not effective with regards to accounting for income taxes. Due to this material weakness, in preparing our restated condensed consolidated financial statements as of and for the periods ended March 31, 2009 and June 30, 2009, we performed additional procedures relating to accounting for income taxes to enable our management to conclude that the condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.

As of September 30, 2009, our processes, procedures and controls related to the preparation and review of the quarterly income tax provision were not effective to ensure that amounts related to the income tax provision were accurate. This material weakness resulted in an accounting error. The error did not affect our sales, operating expenses, or cash flow. However, the error did result in the understatement of current assets, total assets, and the overstatement of income tax expense both for the current and year to date interim fiscal periods reported. The error also resulted in an understatement of net income for the current interim fiscal period and an overstatement of net income for the year to date interim fiscal period at June 30, 2009.

We utilized a national public accounting, tax and business consulting firm with affiliates worldwide (the “Tax Advisor”) to assist us with calculation and review of our quarterly and annual income tax provisions and with our income tax compliance. To avoid a recurrence of error, such as the one described above, we took the following steps to remediate the material weakness. (1) The appropriateness of the technical resources assigned to the engagement was reassessed, resulting in an increase in the technical expertise assigned to our account; (2) The Tax Advisor’s scope of work was revised to include business combination accounting as it relates to income taxes, which was at the root of the accounting error; and, (3) Starting with October 2009, the company began preparing its income tax provision on a monthly basis as compared to the quarterly pattern of preparation previously followed. It is management’s intention to continue preparing its income tax provision on a monthly basis through at least the quarter ended June 30, 2010. Management has also implemented a more robust review of our Tax Advisor’s work. At December 31, 2009, based on the remediation actions taken and the results achieved with the monthly preparation of the company’s income tax provision, management has concluded that the material weakness identified has been remediated.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The information regarding executive and director compensation in response to this item is included in PCTEL’s proxy statement for the 2010 Annual Meeting of Stockholders and is incorporated by reference herein. Information included under the caption “Compensation Committee Report” in PCTEL’s proxy statement for the 2010 Annual Meeting of Stockholders is incorporated by reference herein; however, this information shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 11:	Executive Compensation

The information regarding security ownership is included under the caption “Ownership of PCTEL Common Stock” in PCTEL’s proxy statement for the 2010 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership is included under the caption “Ownership of PCTEL Common Stock” in PCTEL’s proxy statement for the 2010 Annual Meeting of Stockholders and is incorporated by reference herein.

The information regarding securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in PCTEL’s proxy statement for the 2010 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13:	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” contained in PCTEL’s proxy statement for the 2010 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 14:	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is under the caption “Independent Public Accountants” in PCTEL’s proxy statement for the 2010 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

The Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K on pages 37 to 75.

(a)	(2) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report under “Schedule II” immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2009.

All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

PCTEL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Addition	End of
	of Year	Expenses	(Deductions)	Year

Year Ended December 31, 2007:
Allowance for doubtful accounts	$333	109	(215)	$227
Warranty reserves	$183	85	(76)	$192
Deferred tax asset valuation allowance	$18,862	(7,871)	(35)	$10,956
Year Ended December 31, 2008:
Allowance for doubtful accounts	$227	(28)	(78)	$121
Warranty reserves	$192	74	(73)	$193
Deferred tax asset valuation allowance	$10,956	(9,805)	—	$1,151
Year Ended December 31, 2009:
Allowance for doubtful accounts	$121	(106)	74	$89
Warranty reserves	$193	(85)	120	$228
Deferred tax asset valuation allowance	$1,151	(468)	(35)	$648

(a)	(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
No.	Description	Reference

2.1	Asset Purchase Agreement, dated December 10, 2007, by and between Smith Micro Software, Inc. and PCTEL, Inc. Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Section 6.01(b)(2) of Regulation S-	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K dated December 12, 2007.
2.2	Asset Purchase Agreement, dated March 14, 2008, by and between Bluewave Antenna Systems, Ltd., and PCTEL, Inc.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated March 17, 2008.
2.3	Asset Purchase Agreement, dated August 14, 2008, by and between SWT Scotland and PCTEL, Inc.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated August 18, 2008.

Exhibit
No.		Description	Reference

2.4		Share Purchase Agreement dated January 5, 2009, by and between PCTEL, Inc., Gyles Panther and Linda Panther.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated January 6, 2009.
3.1		Amended and Restated Certificate of Incorporation of PCTEL, Inc.	Incorporated by reference to exhibit number 3.2 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).
3.2		Amended and Restated Bylaws of the Registrant	Incorporated by reference to exhibit number 3.3 filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.1		Specimen common stock certificate	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).
10	.1+	Form of Indemnification Agreement between PCTEL, Inc. and each of its directors and officers	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).
10	.23+	2001 Nonstatutory Stock Option Plan and form of agreements hereunder	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on October 3, 2001 (File No. 333-70886).
10	.25+	Employment Agreement between Jeffrey A. Miller and PCTEL, Inc., dated November 7, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.25.1+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Jeffrey A. Miller	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.26+	Employment Agreement between John Schoen and the Registrant, dated November 12, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.26.1+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by, and between PCTEL, Inc. and John Schoen	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.32+	Stock Option Agreement of Jeffrey A. Miller, dated November 15, 2001	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (File No. 333-75204).
10	.33+	Stock Option Agreement of John Schoen, dated November 15, 2001	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (File No. 333-75204).
10	.37+	Executive Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10	.38+	Executive Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Exhibit
No.		Description	Reference

10	.39+	Board of Directors Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10	.40+	Board of Directors Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.44		Purchase and Sale Agreement dated November 1, 2004, between PCTEL, Inc. and Evergreen Brighton, L.L.C.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.48		Purchase Agreement dated April 14, 2005 between PCTEL Antenna Products Group, a wholly owned subsidiary of PCTEL, Inc. and Quintessence Publishing Company, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10	.49+	Letter Agreement dated August 18, 2005 between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on August 23, 2005
10.50		Lease Agreement dated September 16, 2005 between PCTEL Maryland, Inc. and First Campus Limited Partnership for an office building located at 20410 Observation Drive, Germantown, MD 20876	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2005
10	.55+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.56+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Steve Deppe	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.59+	1998 Employee Stock Purchase Plan and related standard form of agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2007.
10	.60+	Executive Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2007.
10	.61+	Employment Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10	.62+	Management Retention Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.

Exhibit
No.		Description	Reference

10	.63+	Form of Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10	.64+	Form of Amended and Restated Management Retention Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on October 9, 2007.
10	.65+	Offer Letter dated May 16, 2007 with Robert Suastegui relating to Mr. Suastegui’s employment	Incorporated by reference to exhibit number 10.61 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
10	.66+	Form of 1997 Stock Plan Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10	.68+	PCTEL, Inc., 1997 Stock Plan, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.
10	.69+	PCTEL, Inc., 1997 Stock Plan Form of Stock Option Award Agreement, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.
10	.70+	PCTEL, Inc., 2001 Nonstatutory Stock Option Plan, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.
10	.71+	PCTEL, Inc, 2001 Nonstatutory Stock Option Plan Form of Stock Option Agreement, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.
21.1		List of significant subsidiaries	Filed herewith
23.1		Consent of Grant Thornton LLP	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13A-14(A) and 15(D)-14(A), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13A-14(A) and 15(D)-14(A), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1		Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

PCTEL, Inc.
A Delaware corporation
(Registrant)

/s/  Martin H. Singer
Martin H. Singer
Chairman of the Board and
Chief Executive Officer

Dated: March 16, 2010

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

Signature	Title	Date

/s/ (Martin H. Singer) (Martin H. Singer)	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2010

/s/ (John Schoen) (John Schoen)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2010

/s/ (Richard C. Alberding) (Richard C. Alberding)	Director	March 16, 2010

/s/ (Brian J. Jackman) (Brian J. Jackman)	Director	March 16, 2010

/s/ (Steven D. Levy) (Steven D. Levy)	Director	March 16, 2010

/s/ (Giacomo Marini) (Giacomo Marini)	Director	March 16, 2010

Signature	Title	Date

/s/ (John Sheehan) (John Sheehan)	Director	March 16, 2010

/s/ (Carl A. Thomsen) (Carl A. Thomsen)	Director	March 16, 2010

Exhibit
No.		Description	Reference

2.1		Asset Purchase Agreement, dated December 10, 2007, by and between Smith Micro Software, Inc. and PCTEL, Inc. Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Section 6.01(b)(2) of Regulation S-	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K dated December 12, 2007.
2.2		Asset Purchase Agreement, dated March 14, 2008, by and between Bluewave Antenna Systems, Ltd., and PCTEL, Inc.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated March 17, 2008.
2.3		Asset Purchase Agreement, dated August 14, 2008, by and between SWT Scotland and PCTEL, Inc.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated August 18, 2008.
2.4		Share Purchase Agreement dated January 5, 2009, by and between PCTEL, Inc., Gyles Panther and Linda Panther.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated January 6, 2009.
3.1		Amended and Restated Certificate of Incorporation of PCTEL, Inc.	Incorporated by reference to exhibit number 3.2 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).
3.2		Amended and Restated Bylaws of the Registrant	Incorporated by reference to exhibit number 3.3 filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.1		Specimen common stock certificate	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).
10	.1+	Form of Indemnification Agreement between PCTEL, Inc. and each of its directors and officers	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).
10	.23+	2001 Nonstatutory Stock Option Plan and form of agreements hereunder	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on October 3, 2001 (File No. 333-70886).
10	.25+	Employment Agreement between Jeffrey A. Miller and PCTEL, Inc., dated November 7, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.25.1+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Jeffrey A. Miller	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.26+	Employment Agreement between John Schoen and the Registrant, dated November 12, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.26.1+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by, and between PCTEL, Inc. and John Schoen	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.32+	Stock Option Agreement of Jeffrey A. Miller, dated November 15, 2001	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (File No. 333-75204).
10	.33+	Stock Option Agreement of John Schoen, dated November 15, 2001	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (File No. 333-75204).

Exhibit
No.		Description	Reference

10	.37+	Executive Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10	.38+	Executive Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10	.39+	Board of Directors Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10	.40+	Board of Directors Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.44		Purchase and Sale Agreement dated November 1, 2004, between PCTEL, Inc. and Evergreen Brighton, L.L.C.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.48		Purchase Agreement dated April 14, 2005 between PCTEL Antenna Products Group, a wholly owned subsidiary of PCTEL, Inc. and Quintessence Publishing Company, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10	.49+	Letter Agreement dated August 18, 2005 between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on August 23, 2005
10.50		Lease Agreement dated September 16, 2005 between PCTEL Maryland, Inc. and First Campus Limited Partnership for an office building located at 20410 Observation Drive, Germantown, MD 20876	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2005
10	.55+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.56+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Steve Deppe	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.59+	1998 Employee Stock Purchase Plan and related standard form of agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2007.
10	.60+	Executive Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2007.
10	.61+	Employment Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.

Exhibit
No.		Description	Reference

10	.62+	Management Retention Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10	.63+	Form of Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10	.64+	Form of Amended and Restated Management Retention Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on October 9, 2007.
10	.65+	Offer Letter dated May 16, 2007 with Robert Suastegui relating to Mr. Suastegui’s employment	Incorporated by reference to exhibit number 10.61 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
10	.66+	Form of 1997 Stock Plan Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10	.68+	PCTEL, Inc., 1997 Stock Plan, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.
10	.69+	PCTEL, Inc., 1997 Stock Plan Form of Stock Option Award Agreement, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.
10	.70+	PCTEL, Inc., 2001 Nonstatutory Stock Option Plan, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.
10	.71+	PCTEL, Inc, 2001 Nonstatutory Stock Option Plan Form of Stock Option Agreement, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.
21.1		List of significant subsidiaries	Filed herewith
23.1		Consent of Grant Thornton LLP	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13A-14(A) and 15(D)-14(A), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13A-14(A) and 15(D)-14(A), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1		Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

+	Management contract or compensatory plan or arrangement