Form 10-Q
period 2010-03-31
PC TEL INC
filed 2010-05-07
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-27115
PCTEL, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0364943
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

471 Brighton Drive,
Bloomingdale, IL	60108
(Address of Principal Executive Office)	(Zip Code)
(630) 372-6800
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (do not check if a smaller reporting company)	☐ Smaller reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	19,078,829 as of May 1, 2010

PCTEL, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2010

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
PCTEL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$31,129	$35,543
Short-term investment securities	28,934	27,896
Accounts receivable, net of allowance for doubtful accounts of $99 and $89 at March 31, 2010 and December 31, 2009, respectively	12,819	9,756
Inventories, net	8,343	8,107
Deferred tax assets, net	1,024	1,024
Prepaid expenses and other assets	2,837	2,541

Total current assets	85,086	84,867

Property and equipment, net	11,678	12,093
Long-term investment securities	12,406	12,135
Other intangible assets, net	12,120	9,241
Deferred tax assets, net	8,704	9,947
Other noncurrent assets	981	935

TOTAL ASSETS	$130,975	$129,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,999	$2,192
Accrued liabilities	6,025	3,786

Total current liabilities	8,024	5,978

Long-term liabilities	2,270	2,172

Total liabilities	10,294	8,150

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,092,062 and 18,494,499 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	19	18
Additional paid-in capital	138,559	138,141
Accumulated deficit	(17,917)	(17,122)
Accumulated other comprehensive income	20	31

Total stockholders’ equity	120,681	121,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,975	$129,218

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
REVENUES	$15,573	$14,139
COST OF REVENUES	8,354	7,468

GROSS PROFIT	7,219	6,671

OPERATING EXPENSES:
Research and development	3,085	2,688
Sales and marketing	2,259	2,083
General and administrative	2,552	2,533
Amortization of other intangible assets	763	553
Restructuring charges	—	154
Impairment of goodwill	—	1,485
Royalties	—	(200)

Total operating expenses	8,659	9,296

OPERATING LOSS	(1,440)	(2,625)
Other income, net	159	165

LOSS BEFORE INCOME TAXES	(1,281)	(2,460)
Benefit for income taxes	(486)	(596)

NET LOSS	($795)	($1,864)

Basic Earnings per Share:
Net Loss	($0.05)	($0.11)
Diluted Earnings per Share:
Net Loss	($0.05)	($0.11)

Weighted average shares — Basic	17,487	17,545
Weighted average shares — Diluted	17,487	17,545
The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating Activities:
Net loss	($795)	($1,864)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,332	1,102
Impairment charge	—	1,485
Gain on bargain purchase of acquisition	(54)	—
Amortization of stock based compensation	952	818
Gain from short-term investments	—	(55)
Gain on sale of assets and related royalties	—	(200)
Loss on disposal/sale of property and equipment	7	12
Restructuring costs	—	(36)
Payment of withholding tax on stock based compensation	(664)	(734)
Deferred tax assets	(52)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,895)	4,400
Inventories	(31)	30
Prepaid expenses and other assets	(339)	(167)
Accounts payable	(520)	(1,476)
Income taxes payable	(105)	(233)
Other accrued liabilities	1,366	(1,710)
Deferred revenue	735	(23)

Net cash (used in) provided by operating activities	(1,063)	1,349

Investing Activities:
Capital expenditures	(152)	(148)
Proceeds from disposal of property and equipment	3	—
Purchase of investments	(9,744)	(10,634)
Redemptions/maturities of short-term investments	8,435	2,454
Proceeds on sale of assets and related royalties	—	200
Purchase of assets/businesses, net of cash acquired	(2,109)	(2,260)

Net cash used in investing activities	(3,567)	(10,388)

Financing Activities:
Proceeds from issuance of common stock	225	201
Payments for repurchase of common stock	—	(85)

Net cash provided by financing activities	225	116

Net decrease in cash and cash equivalents	(4,405)	(8,923)
Effect of exchange rate changes on cash	(9)	48
Cash and cash equivalents, beginning of year	35,543	44,766

Cash and Cash Equivalents, End of Period	$31,129	$35,891

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 (Unaudited)
(in thousands)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
On January 12, 2010, the company acquired Sparco Technologies, Inc. (“Sparco”), a San Antonio, Texas based company that specializes in selling value-added Wireless Local Area Network (“WLAN”) products and services to the enterprise, education, hospitality, and healthcare markets. Sparco’s product line includes antennas for WLAN, National Electrical Manufacturers Association (“NEMA”) enclosures and mounting accessories, site survey tools, and amplifiers. With this acquisition, the company extended its product offering, channel penetration and technology base in wireless enterprise products. The company is integrating the Sparco operations into its antenna products group.
On December 30, 2009, the company acquired all of the assets related to the scanning receiver business from Ascom. This business was a small part of Comarco’s Wireless Test Solutions (“WTS”) segment, a business that Ascom acquired in 2009. Under the agreement, the company will continue to supply both its scanning receivers and the WTS scanning receivers to the newly formed Ascom that consolidated the testing businesses for mobile telecom carriers of Ascom. The company accounted for this purchase of assets as a business combination.
On December 9, 2009, the company acquired from Wider Networks, Inc. (“Wider”) its interference management patents as well as the exclusive distribution rights for Wider’s interference management products as part of a settlement agreement. The settlement agreement provided for a purchase of assets in the form of patented technology, trade names and trademarks, and exclusive distribution rights. The settlement gives the company another interference management product, suitable for certain markets, to distribute alongside its CLARIFY® product.
On January 5, 2009, the company acquired all of the outstanding share capital of Wi-Sys Communications, Inc. (“Wi-Sys”). During the second quarter 2009, the company exited the Canadian facility of Wi-Sys and fully integrated the Wi-Sys product lines into the company’s antenna product operations in Bloomingdale, Illinois. During 2009, the company incurred a restructuring charge of $0.2 million for employee severance, lease termination costs, and disposition of assets related to the Wi-Sys integration.
Basis of Consolidation and Foreign Currency Translation
The condensed consolidated balance sheet as of March 31, 2010 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2010 and 2009 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2009.
The condensed consolidated financial statements include the accounts of the company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The unaudited interim condensed consolidated financial statements of the company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The significant accounting policies followed by the company are set forth within the company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“the 2009 Form 10-K”). There were no changes in the company’s significant accounting policies during the three months ended March 31, 2010. In addition, the company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2009 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the 2009 Form 10-K. The results for the operations for the period ended March 31, 2010 may not be indicative of the results for the period ended December 31, 2010.
The company is exposed to foreign currency fluctuations due to our foreign operations and international sales. The functional currency for the company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net loss. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $14 and $30 for the three months ended March 31, 2010 and 2009, respectively.
Fair Value of Financial Instruments
Cash and cash equivalents are measured at fair value and short-term investments are recognized at amortized cost in the company’s financial statements. Accounts receivable and other investments are financial assets with carrying values that approximate fair value due to the short-term nature of these assets. Accounts payable and other accrued expenses are financial liabilities with carrying values that approximate fair value due to the short-term nature of these liabilities. The company follows fair value accounting which establishes a fair value hierarchy that requires the company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.
There are three levels of inputs that may be used to measure fair value:
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
2. Recent Accounting Pronouncements
Recently Adopted Accounting Guidance
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the company with the reporting period beginning July 1, 2011. Adoption of this new guidance did not have a material impact on the company’s consolidated financial statements.
In June 2009, the FASB issued amendments to the accounting rules for Variable Interest Entities (“VIEs”) and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (“QSPEs”) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. The company adopted these amendments for interim and annual reporting periods beginning on January 1, 2010. The adoption of these amendments did not have a material impact on our consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted
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
3. Balance Sheet Data
Cash and Cash equivalents
At March 31, 2010, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At March 31, 2010 and December 31, 2009, the company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The company restricts its investments in AAA money market funds to those invested 100% in either short term U.S. Government Agency securities, or bank repurchase agreements collateralized by the these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the company’s U.S. banks is fully insured by the Federal Deposit Insurance Corporation due to the balances being below the maximum insured amounts.
The company had $0.7 million and $0.9 million of cash equivalents in foreign bank accounts at March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, the company has no intentions of repatriating the cash in its foreign bank accounts. If the company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in repatriating this cash in a timely manner. The company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.
Investments
At March 31, 2010 and December 31, 2009, the company’s short-term and long-term investments consisted of pre-refunded municipal bonds, U.S. Government Agency bonds, and AA or higher rated corporate bonds all classified as held-to-maturity
At March 31, 2010, the company has invested $37.7 million in pre-refunded municipal bonds and U.S. Government Agency bonds and $3.6 million in AA or higher rated corporate bonds. The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S Treasury securities. The bonds, classified as short-term investments, have original maturities greater than 90 days and mature in less than one year. The company classified $12.4 million as long-term investment securities because the original maturities were greater than one year. Of this total, $7.8 million mature in 2011, and $4.6 million mature in 2012. The company’s bonds are recorded at the purchase price and carried at amortized cost. Approximately 13% of the company’s bonds were protected by bond default insurance at March 31, 2010.
At December 31, 2009, the company had $35.1 million invested in pre-refunded municipal bonds and U.S. Government Agency bonds and $4.9 million in AA or higher rated corporate bonds, and classified $12.1 million as long-term investment securities because the original maturities were greater than one year.
The company’s financial assets are measured for fair value on a recurring basis. At March 31, 2010, all of the company’s financial assets were able to be measured with Level 1 inputs.

The fair value measurements of the financial assets at March 31, 2010 and December 31, 2009 were as follows:

	Quoted at Prices in Active Markets
	for Identical Assets (Level 1)
	March 31,	December 31,
	2010	2009
Cash equivalents	$30,371	$34,933

Bonds:
Short-term	28,996	28,330
Long-term	12,458	11,878

Total	$71,825	$75,141

The fair value amounts above are based on based on prices in active markets for identical assets (Level 1 inputs). The fair values of the financial assets in the table above are not equal to the book values of these financial assets. The net unrealized gains were approximately $0.1 million and $0.2 million at March 31, 2010 and December 31, 2009, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 60 days. The company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required. The company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The company’s allowance for doubtful accounts was $0.1 million at March 31, 2010 and December 31, 2009, respectively. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations. There were no unbilled receivables at March 31, 2010 or December 31, 2009.
Inventories
Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories as of March 31, 2010 and December 31, 2009 were composed of raw materials, sub-assemblies, finished goods and work-in-process. Any costs from under utilization of capacity and fixed production costs are expensed in the period incurred. The company had consigned inventory with customers of $0.8 million and $0.6 million at March 31, 2010 and December 31, 2009, respectively. The company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $1.2 million at both March 31, 2010 and December 31, 2009.
Inventories consisted of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Raw materials	$5,621	$5,836
Work in process	467	390
Finished goods	2,255	1,881

Inventories, net	$8,343	$8,107

Prepaid and other current assets
Prepaid assets are stated at cost and are amortized over the useful lives (up to one year) of the assets.
Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The company depreciates computers over three years, office equipment, manufacturing equipment, and vehicles over five years, furniture and fixtures over seven years, and buildings over 30 years. Leasehold improvements are amortized over the shorter of the corresponding lease term or useful life. Gains and losses on the disposal of property and equipment are included in operating expenses in the condensed consolidated statements of operations. Maintenance and repairs are expensed as incurred.
Property and equipment consists of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Building	$6,207	$6,207
Computers and office equipment	4,114	4,013
Manufacturing and test equipment	7,330	7,300
Furniture and fixtures	1,106	1,104
Leasehold improvements	171	166
Motor vehicles	28	27

Total property and equipment	18,956	18,817
Less: Accumulated depreciation and amortization	(9,048)	(8,494)
Land	1,770	1,770

Property and equipment, net	$11,678	$12,093

Goodwill
The company’s goodwill balance was $0 on the condensed consolidated balance sheets at March 31, 2010 and December 31, 2009, respectively. In January 2009, the company recorded goodwill of $1.1 million related to the acquisition of Wi-Sys. In March 2009, the company recorded goodwill impairment of $1.5 million because of the company’s low market capitalization. The impairment represented the full amount of the goodwill from the Wi-Sys acquisition and $0.4 million remaining from the company’s Licensing unit.
The company tests goodwill for impairment on an annual basis or at an interim date if an event occurs or if circumstances change that would more likely than not reduce the fair value of a segment below its carrying value. The company performs the annual impairment test of goodwill at the end of the first month of the fiscal fourth quarter (October 31st). At March 31, 2009, the company tested its goodwill for impairment due to the company’s market capitalization being below its carrying value. The company considered this market capitalization deficit as a triggering event for purposes of analyzing goodwill for impairment.
Intangible Assets
The company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010			December 31, 2009
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer relationships	$17,776	$7,196	$10,580	$14,426	$6,621	$7,805
Patents and technology	6,409	5,787	622	6,409	5,718	691
Trademarks and trade names	2,629	1,826	803	2,361	1,746	615
Other, net	1,661	1,546	115	1,638	1,508	130

	$28,475	$16,355	$12,120	$24,834	$15,593	$9,241

The $2.9 million increase in intangible assets at March 31, 2010 compared to December 31, 2009 reflects the addition of approximately $3.6 million for the acquisition of Sparco in January 2010 minus amortization of approximately $0.8 million for the three months ended March 31, 2010. See Note 4 for information related to the Sparco acquisition.

Liabilities
Accrued liabilities consist of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Inventory receipts	$2,003	$1,135
Paid time off	864	777
Deferred revenues	744	9
Payroll, bonuses, and other employee benefits	653	415
Professional fees	255	199
Warranties	213	228
Due to Sparco shareholders	202	—
Due to Wider	196	194
Due to Ascom	98	97
Employee stock purchase plan	89	207
Other	708	525

Total	$6,025	$3,786

Long-term liabilities consist of the following:

	March 31,	December 31,
	2010	2009
Executive deferred compensation plan	$996	$928
Income taxes	798	798
Due to Wider	192	189
Deferred rent	147	163
Due to Ascom	95	94
Deferred revenues	42	—

	$2,270	$2,172

4. Acquisitions
Acquisition of Sparco Technologies, Inc.
On January 12, 2010, the company acquired all of the outstanding share capital of Sparco pursuant to a Share Purchase Agreement among PCTEL, Sparco, and David R. Dulling, Valerie Dulling, Chris Cooke, and Glenn Buckner, the holders of the outstanding share capital of Sparco. Sparco is a San Antonio, Texas based company that specializes in selling value-added WLAN products and services to the Enterprise, Education, Hospitality, and Healthcare markets. Sparco’s product line includes antennas for WLAN, NEMA enclosures and mounting accessories, site survey tools, and amplifiers. With this acquisition, the company extended its product offering, channel penetration and technology base in wireless enterprise products. The company is integrating Sparco’s operations into the company’s antenna products group. Sparco has one location in San Antonio, Texas and leases a single facility with a term through September 2010. Sparco revenues were approximately $2.8 million for the year ended December 31, 2009. The revenues and expenses of Sparco are included in the company’s financial results in the three months ended March 31, 2010 from the date of acquisition. The pro-forma affect on the financial results of the company as if the acquisition had taken place on January 1, 2009 is not significant.
The consideration for Sparco was $2.5 million, consisting of $2.4 million in cash consideration and $0.1 million related to the company’s outstanding receivable balance from Sparco at the date of acquisition. Of the $2.4 million cash consideration, $2.1 million was payable to the Sparco shareholders and $0.3 million was used to discharge outstanding debt liabilities At March 31, 2010, approximately $0.2 million was due to the former Sparco shareholders, consisting of the final payment due related to the purchase price and an amount owed related to the opening cash balance. The $0.2 million due to the former Sparco shareholders is included in accrued liabilities at March 31, 2010. The cash consideration paid in connection with the acquisition was provided from the company’s existing cash. The acquisition related costs for the Sparco purchase were not significant to the company’s consolidated financial statements.

The consideration was allocated based on fair value: $1.1 million to net tangible liabilities, $3.3 million to customer relationships, $0.3 million to trade names and other intangible assets. The fair value of the net assets acquired exceeded the total investment by $54. This $54 gain on the bargain purchase of Sparco was recorded in other income, net in the condensed consolidated statements of operations. There was no goodwill recorded with this transaction. The consideration was determined based on the fair value of the intangible assets modeled at the time of the negotiation, which were updated at the time of closing. An immaterial bargain purchase amount resulted. The consideration was determined based on the fair value of the intangible assets modeled at the time of the negotiation. An immaterial bargain purchase amount resulted from the process of validating the company’s initial fair value model assumptions with actual performance information from the first quarter of operations. The intangible assets will be amortized for book purposes, but are not tax deductible. The weighted average amortization period of the intangible assets acquired is 6.0 years. The company estimated the fair value (and remaining useful lives) of the assets and liabilities.
The following is the allocation of the purchase price for Sparco:

Current assets:
Cash	$91
Accounts receivable	269
Prepaids and other assets	5
Inventories	205
Fixed assets	10
Deferred tax assets	53

Total current assets	633

Intangible assets:
Customer relationships	3,350
Trade name	268
Backlog	12
Non-compete	11

Total intangible assets	3,641

Total assets	4,274

Current liabilities:
Accounts payable	326
Accrued liabilities	46

Total current liabilities	372

Long term liabilities:
Deferred tax liabilities	1,347

Total long term liabilities	1,347

Total liabilities	1,719

Net assets acquired	$2,555

Purchase of assets from Ascom Network Testing, Inc.
On December 30, 2009, the company entered into and closed an Asset Purchase Agreement (the “Ascom APA”) with Ascom. Under the terms of the Ascom APA, the company acquired all of the assets related to Ascom’s scanning receiver business (“WTS scanning receivers”). The WTS scanning receiver business was a small part of Comarco’s WTS segment, a business that Ascom acquired in 2009. The WTS scanning receiver business is being integrated with the company’s scanning receiver operations in Germantown, Maryland. The WTS scanning receivers augment the company’s scanning receiver product line.
The parties also concurrently entered into a Transition Services Agreement (“TSA”). The TSA provides for Ascom to manufacture and assemble the scanner receiver products until the Ascom operations are integrated with the company’s own operations in its Germantown, Maryland facility. Per the Ascom APA, the company will fund the development of compatibility between its scanning receivers and Ascom’s benchmarking solution. The TSA period is from the date of the acquisition for a period of up to six months. WTS scanning receiver revenues for the year ended December 31, 2009 were approximately $1.4 million. The pro-forma affect on the financial results of the company as if the acquisition had taken place on January 1, 2009 is not significant.
The total cash consideration for the scanning receiver assets was $4.3 million paid at the close of the transaction and $0.2 million payable in two equal installments in December 2010 and December 2011. The cash consideration paid in connection with the acquisition was provided from the company’s existing cash. The $0.1 million fair value of the installment payment due in December 2010 is included in accrued liabilities at March 31, 2010 and December 31, 2009, respectively and the $0.1 million fair value of the payment due in December 2011 is included in long-term liabilities at March 31, 2010 and December 31, 2009, respectively. The payments of $0.2 million are based upon achievement of certain revenue objectives. The company included the future payments due in the purchase price because it believes that the achievement of these objectives is more likely than not. The acquisition related costs for the Ascom purchase were not significant to the company’s consolidated financial statements.
The purchase price of $4.5 million for the scanning receiver assets of Ascom was allocated based on fair value: $0.3 million to net tangible assets, $3.8 million to customer relationships, $0.3 million to core technology and trade names, and $0.1 million to other intangible assets. The technology includes $0.2 million of in-process R&D related to LTE scanner development. The projects related to the in-process research and development are expected to be complete in the third quarter of 2010. The tangible assets include inventory and warranty obligations. There was no goodwill recorded from this acquisition. The intangible assets are being amortized for book purposes and are tax deductible. The weighted average book amortization period of the intangible assets acquired is 5.7 years. The company estimated the fair value (and remaining useful lives) of the assets and liabilities.
The following is the allocation of the purchase price for Ascom:

Current assets:
Inventory	$248

Intangible assets:
Core technology	254
Customer relationships	3,833
Trade name	52
Other, net	130

Total intangible assets	4,269

Total assets	4,517

Current liabilities:
Warranty accrual	26

Total current liabilities	26

Net assets acquired	$4,491

Separately, the companies renewed their existing supply agreement through December 30, 2014, which remained non-exclusive. Under the agreement, the company will continue to supply both the PCTEL scanning receivers and the WTS scanning receivers to the newly formed Ascom Network Testing Division that consolidated the testing businesses for mobile telecom carriers of Ascom.
Acquisition of Wi-Sys Communications, Inc.
On January 5, 2009, the company acquired all of the outstanding share capital of Wi-Sys pursuant to a Share Purchase Agreement dated January 5, 2009 among PCTEL, Gyles Panther and Linda Panther, the holders of the outstanding share capital of Wi-Sys. The total consideration for Wi-Sys was $2.1 million paid at the close of the transaction and $0.2 million additional due to the shareholders based on the final balance sheet at December 31, 2008. The $0.2 million additional consideration was paid in cash in July 2009. The cash consideration paid in connection with the acquisition was provided from the company’s existing cash. The company incurred acquisition costs of approximately $0.1 million related to Wi-Sys. The pro-forma affect on the financial results of the company as if the acquisition had taken place on January 1, 2009 is not significant.

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
The purchase price of $2.3 million for the assets of Wi-Sys was allocated based on fair value: $0.8 million to tangible assets and $0.4 million to liabilities assumed, $0.7 million to customer relationships, and $0.1 million to core technology and trade names. The $1.1 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The goodwill was impaired for book purposes in the first quarter 2009. The goodwill is deductible for tax purposes. The intangible assets will be amortized for book and are tax deductible. The weighted average book amortization period of the intangible assets acquired is 5.5 years. The company estimated the fair value (and remaining useful lives) of the assets and liabilities.
The following is the allocation of the purchase price for Wi-sys:

Current assets:
Cash	$59
Accounts receivable	319
Inventory	294
Prepaid expenses and other assets	90

Total current assets	762

Fixed assets, net	69

Intangible assets:
Core technology	37
Customer relationships	730
Trade name	18
Goodwill	1,101

Total intangible assets	1,886

Total assets	2,717

Current liabilities:
Accounts payable	139
Accrued liabilities	36

Total current liabilities	175

Deferred tax liabilities	223

Total liabilities	398

Net assets acquired	$2,319

In March 2009, the company recorded goodwill impairment of $1.5 million. The impairment charge included the $1.1 million recorded for the Wi-Sys acquisition. See the goodwill section in Note 3for further discussion of the goodwill impairment.
In the second quarter 2009, the company closed the Ottawa, Canada location and integrated the operations in the company’s Bloomingdale, Illinois location. None of the Wi-Sys employees were retained by the company. The company incurred expenses related to employee severance, lease termination, and other shut down costs associated with the Wi-Sys restructuring. See Note 10 related to Restructuring.
5. Settlement with Wider Networks LLC
On December 9, 2009, the company settled its intellectual property dispute with Wider. The settlement agreement provided for a purchase of assets in the form of patented technology, trade names and trademarks, and exclusive distribution rights. The settlement gives the company another interference management product, suitable for certain markets, to distribute along side CLARIFY®. The company paid cash consideration of $0.8 million at the close of the transaction and will pay an additional $0.4 million in two equal installments in December 2010 and December 2011, respectively. The $0.2 million fair value of the installment payment due in December 2010 is included in accrued liabilities at March 31, 2010 and December 31, 2009, respectively, and the $0.2 million fair value of the payment due in December 2011 is included in long-term liabilities at March 31, 2010 and December 31, 2009, respectively. The fair value of the elements in the settlement agreement is approximately $1.2 million. The $1.2 million fair value of the assets purchased from Wider was allocated: $1.0 million to distribution rights and $0.2 million to core technology and trade names. The intangible assets are being amortized for book purposes and are tax deductible. The weighted average book amortization period of the intangible assets acquired is 5.7 years. The company estimated the fair value (and remaining useful lives) of the assets.
The following is the fair value of the asset acquired from Wider:

Intangible assets:
Distribution rights, net	$1,013
Core technology	127
Trade name	31

Total intangible assets	1,171

See also Note 11 for information on legal proceedings with Wider.
6. Dispositions
Sale of product lines to Sigma Wireless Technologies, Ltd.
On August 14, 2008, the company entered into an asset purchase agreement for the sale of certain antenna products and related assets to Sigma Wireless Technologies, Ltd (“SWTS”). SWTS purchased the intellectual property, dedicated inventory, and certain fixed assets related to four of the company’s antenna product families for $0.7 million, payable in installments at close and over a period of 18 months.
SWTS was formed at the effective date of this sale to specifically house the operations of the antenna lines and the sales activities related to the representation of the company’s remaining antenna products in Europe. SWTS was capitalized with equity of $0.1 million and the company’s promissory note of $0.6 million. The company concluded that SWTS is a VIE because of the company’s promissory note and because total equity investment of SWTS at risk is insufficient to finance the activities of SWTS without additional subordinated financial support. Because the company is not the primary beneficiary of SWTS, the company did not consolidate the results of SWTS in its financial statements.
In 2009, the company reserved for the $0.4 million outstanding receivable balance from SWTS due to uncertainty of collection. The reserve was recorded as a loss on sale of product lines and related note receivable in the consolidated statements of operations. The related note was formally written-off and cancelled on March 4, 2010. As of March 31, 2010, a sales representative relationship constitutes the company’s continuing involvement with SWTS. SWTS sells the company’s antennas to the same customer base that the company previously sold to and attempts to expand that customer base on its own. SWTS also manufactures and sells the four antenna lines purchased from the company.

7. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2010	2009
Basic Earnings Per Share computation:
Numerator:
Net loss	($795)	($1,864)
Denominator:
Common shares outstanding	17,487	17,545

Basic loss per share	($0.05)	($0.11)

Diluted Earnings Per Share computation:
Numerator:
Net loss	($795)	($1,864)
Denominator:
Common shares outstanding	17,487	17,545
Restricted shares subject to vesting	*	*
Common stock option grants	*	*

Diluted loss per share	($0.05)	($0.11)

*	As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 469,000 and 126,000 were excluded from the calculations of diluted net loss per share for the periods ended March 31, 2010 and 2009, respectively, since their effects are anti-dilutive.
8. Stock-Based Compensation
The condensed consolidated statements of operations include $1.0 million and $0.8 million of stock compensation expense for the three months ended March 31, 2010 and 2009, respectively. Stock compensation expense for the three months ended March 31, 2010 consists of $0.7 million of restricted stock amortization, $0.1 million for performance share amortization, $0.1 million for stock option expenses and stock purchase plan expenses, and $0.1 million for stock bonuses. Stock compensation expense for the three months ended March 31, 2009 consists of $0.7 million of restricted stock amortization and $0.1 million for stock option expenses, stock purchase plan expenses and stock bonuses. The company did not capitalize any stock compensation expense during the three months ended March 31, 2010 or 2009, respectively.
Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2010	2009
Cost of goods sold	$91	$112
Research and development	149	139
Sales and marketing	209	137
General and administrative	503	430

Total	$952	$818

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
For the three months ended March 31, 2010, the company issued 684,650 shares of restricted stock with grant date fair value of $4.2 million and recorded cancellations of 18,600 shares with grant date fair value of $0.1 million. For the three months ended March 31, 2009, the company issued 572,150 shares of restricted stock with grant date fair value of $2.4 million and recorded cancellations of 18,100 shares with grant date fair value of $0.2 million.
For the three months ended March 31, 2010, 325,925 restricted shares vested with grant date fair value of $2.1 million and intrinsic value of $1.9 million. For the three months ended March 31, 2009, 216,949 restricted shares vested with grant date fair value of $1.9 million and intrinsic value of $1.5 million. At March 31, 2010, total unrecognized compensation expense related to restricted stock was approximately $7.7 million, net of forfeitures to be recognized through 2014 over a weighted average period of 2.1 years.
The following table summarizes restricted stock activity for the three months ended March 31, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Restricted Stock Awards — December 31, 2009	1,146,431	$6.14
Shares awarded	684,650	6.20
Shares vested	(325,925)	5.74
Shares cancelled	(18,600)	5.40

Unvested Restricted Stock Awards — March 31, 2010	1,486,556	$6.09
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
The company did not issue any stock options and there were no stock option exercises during the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, 8,310 options were forfeited and 18,584 options expired. During the three months ended March 31, 2009, 1,610 options were forfeited and 6,907 options expired. As of March 31, 2010, the unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $35, net of estimated forfeitures to be recognized through 2012 over a weighted average period of 1.1 years

The range of exercise prices for options outstanding and exercisable at March 31, 2010 was $6.16 to $13.30. The following table summarizes information about stock options outstanding under all stock plans at March 31, 2010:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted-		Weighted
Range of			Number	Contractual Life	Average	Number	Average
Exercise		Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$6.16	—	$7.30	235,346	4.85	$6.97	218,706	$7.01
7.40	—	7.93	242,854	3.66	7.69	239,667	7.69
7.95	—	8.62	236,789	3.54	8.23	233,133	8.23
8.63	—	9.16	348,127	5.33	9.03	335,537	9.02
9.19	—	10.56	250,467	5.10	9.83	231,976	9.84
10.63	—	10.70	224,406	3.73	10.69	224,406	10.69
10.72	—	11.55	226,970	4.05	11.14	223,824	11.14
11.60	—	11.84	435,600	3.85	11.74	435,600	11.74
12.16	—	12.71	21,400	3.44	12.55	21,400	12.55
13.30	—	13.30	12,000	3.29	13.30	12,000	13.30

$6.16	—	$13.30	2,233,959	4.27	$9.64	2,176,249	$9.67
The intrinsic value and contractual life of the options outstanding and exercisable at March 31, 2010 were as follows:

	Weighted Average
	Contractual
	Life (years)	Intrinsic Value
Options Outstanding	4.27	$0

Options Exercisable	4.19	$0
The intrinsic value is based on the share price of $6.18 at March 31, 2010.
The following table summarizes the stock option activity for the three months ended March 31, 2010:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at December 31, 2009	2,260,853	$9.80
Granted	—	—
Exercised	—	—
Expired	(18,584)	29.43
Forfeited	(8,310)	8.76

Outstanding at March 31, 2010	2,233,959	$9.64

Exercisable at March 31, 2010	2,176,249	$9.67
Performance Units
The company grants performance units to certain executive officers. Shares are earned upon achievement of defined performance goals such as revenue and earnings. These units may be subject to a service period thereafter before vesting. The performance units are amortized based on the estimated achievement of the performance goals. The fair value of the performance units issued is based on the company’s stock price on the date the performance units are granted.
During the three months ended March 31, 2010, the company granted 85,000 performance units with a grant date fair value of $0.5 million. In the first quarter of 2010, the company did not record any cancellations of performance units and no performance shares vested.
For the three months ended March 31, 2009, the company did not issue any performance units and did not record any cancellations of performance units. In the first quarter 2009, 10,342 performance shares vested with a grant date fair value of $82 and intrinsic fair value of $50. As of March 31, 2010, the unrecognized compensation expense related to the unvested portion of the company’s performance units was approximately $0.8 million, to be recognized through 2016 over a weighted average period of 2.4 years
The following table summarizes the performance share activity during the three months ended March 31, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Performance Units — December 31, 2009	86,002	$9.65
Units awarded	85,000	6.22
Units vested	—	—
Units cancelled	—	—

Unvested Performance Units — March 31, 2010	171,002	$7.94
Restricted Stock Units
The company grants restricted stock units as employee incentives as permitted under the company’s 1997 Stock Plan. Employee restricted stock units are time-based awards and are amortized over the vesting period. At the vesting date, these units are converted to shares of common stock. These units vest over various periods, but typically vest over four years. The fair value of the restricted stock units issued is based on the company’s stock price on the date the restricted stock units are granted.
The company issued 6,000 time-based restricted stock units with a fair value of $37 to employees during the three months ended March 31, 2010. The company issued 26,350 time-based restricted stock units with a fair value of $179 to employees during the three months ended March 31, 2009. As of March 31, 2010, the unrecognized compensation expense related to the unvested portion of the company’s restricted stock units was approximately $47, to be recognized through 2014 over a weighted average period of 2.5 years
     The following table summarizes the restricted stock unit activity during the three months ended March 31, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Restricted Stock Units — December 31, 2009	2,500	$5.86
Units awarded	6,000	6.22
Units vested	—	—
Units cancelled	—	—

Unvested Restricted Stock Units — March 31, 2010	8,500	$6.11
Employee Stock Purchase Plan (“ESPP”)
The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is six months. The company received proceeds of $0.2 million from the issuance of 44,360 shares under the ESPP in February 2010 and received proceeds of $0.2 million from the issuance of 42,350 shares under the ESPP in February 2009.

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
The company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	March 31,
	2010	2009

Dividend yield	None	None
Risk-free interest rate	0.4%	0.6%
Expected volatility	49%	47%
Expected life (in years)	0.5	0.5
The risk-free interest rate was based on the U.S. Treasury yields with remaining term that approximates the expected life of the shares granted. The company uses a dividend yield of “None” in the valuation model for shares related to the Purchase Plan. The company has only paid one cash dividend in its history which was paid in May 2008. This special dividend was a partial distribution of the proceeds received from the sale of MSG. The company does not anticipate the payment of regular dividends in the future. The company calculates the volatility based on a five-year historical period of the company’s stock price. The expected life used is based on the length of the offering period.
Short Term Bonus Incentive Plan (“STIP”)
For the company’s 2008 and 2009 STIP, bonuses were paid in the company’s common stock to executives and in cash to non-executives. The shares earned under the plan were issued in the first quarter following the end of the fiscal year. In February 2010, the company issued 2,873 shares, net of shares withheld for payment of withholding tax, under the 2009 STIP. In February 2009, the company issued 90,173 shares, net of shares withheld for payment of withholding tax, under the 2008 STIP. For the 2010 STIP, executive bonuses earned will be paid 50% in cash and 50% in shares of the company’s common stock, and all non-executive bonuses will be paid in cash.
Board of Director Equity Awards
Beginning in 2009, the Board of Directors elected to receive their annual equity award in the form of shares of the company’s stock or in shares of vested restricted stock units. The director shares are awarded annually in June.
Employee Withholding Taxes on Stock Awards
For ease in administering the issuance of stock awards, the company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. The company paid $0.7 million for withholding taxes related to stock awards during each of the three months ended March 31, 2010 and 2009, respectively.
Stock Repurchases
The company repurchases shares of common stock under share repurchase programs authorized by the Board of Directors. All share repurchase programs are announced publicly. On November 21, 2008, the Board of Directors authorized the repurchase of shares up to a value of $5.0 million. There were no share repurchases during the first quarter of 2010 under this share repurchase program. At March 31, 2010, the company had $2.5 million in share value that could be purchased under this program. The company repurchased 19,994 shares at an average price of $4.26 during the three months ended March 31, 2009.

9. Comprehensive Income
The following table provides the calculation of other comprehensive income for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended
	March 31,
	2010	2009
Net loss	($795)	($1,864)
Foreign currency translation adjustments	(11)	(8)
Unrealized gain on investments	—	55

Total comprehensive loss	($806)	($1,817)

10. Restructuring
The company incurred restructuring expenses of $0 and $0.2 million for the three months ended March 31, 2010 and 2009, respectively. In order to reduce costs with the antenna operations in the Bloomingdale, Illinois location, the company terminated thirteen employees during the three months ended March 31, 2009. The company recorded $0.2 million in restructuring expense for severance payments for these employees.
11. Commitments and Contingencies
Leases
The company has operating leases for office facilities through 2013 and office equipment through 2014. The future minimum rental payments under these leases at March 31, 2010, are as follows:

Year	Amount
2010	$417
2011	557
2012	551
2013	84
2014	11

Future minumum lease payments	$1,620

The company does not have any capital leases.
Warranty Reserve and Sales Returns
The company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The company accrues for product returns based on historical sales and return trends. The company’s allowance for sales returns was $0.2 million at March 31, 2010 and December 31, 2009, respectively.
The company offers repair and replacement warranties of primarily two years for antennas products and one year for scanners and receivers. The company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.2 million at March 31, 2010 and December 31, 2009, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in the warranty reserves during the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Beginning balance	$228	$193
Provisions for warranty	3	—
Consumption of reserves	(18)	(8)

Ending balance	$213	$185

Legal Proceedings
Litigation with Wider Networks LLC
In March 2009, the company filed in the United States District Court for the District of Maryland, Greenbelt Division, a lawsuit against Wider Networks, LLC claiming patent infringement, unfair competition and false advertising, seeking damages as allowed pursuant to federal and Maryland law. In June 2009, Telecom Network Optimization, LLC d/b/a Wider Networks, filed a lawsuit against the company for patent infringement. These cases were consolidated by the court. On November 5, 2009, the parties participated in a mandatory settlement conference and signed a binding Memorandum of Understanding resolving all disputes. The consolidated cases were dismissed without prejudice on November 6, 2009 and the company reached a settlement agreement with Wider on December 9, 2009. Under the terms of the settlement, the company is the exclusive distributor of Wider’s WIND 3G™ interference management system and the scanning receivers underlying those systems. The company acquired all of the patented technology relating to Wider’s products for $1.2 million, of which $0.8 million was paid at closing and $0.2 million is to be paid on the first and second anniversary dates of the settlement agreement. The settlement leaves Wider in business to continue developing and manufacturing its WIND 3G™ product and to retain ownership of all of its hardware design know-how and copyrighted software code related to intellectual property. The settlement gives the company another interference management product, suitable for certain markets, to distribute along side CLARIFY®. See Note 5 for the accounting treatment of the Wider transaction.
12. Income Taxes
The company recorded an income tax benefit of $0.5 million in the three months ended March 31, 2010. This tax benefit for the three months ended March 31, 2010 differs from the statutory rate of 35% by approximately 3% because of permanent tax differences and state and foreign taxes.
The company recorded a net income tax benefit of $0.6 million in the three months ended March 31, 2009. The effective tax rate for the three months ended March 31, 2009 differed from the statutory rate of 35% by approximately 11% because of permanent differences and book to tax return adjustments.
Significant management judgment is required to assess the likelihood that the company’s deferred tax assets will be recovered from future taxable income. The company maintains a valuation allowance of $0.6 million against deferred tax assets because of uncertainties regarding whether they will be realized.
The company’s gross unrecognized tax benefit was $1.1 million both at March 31, 2010 and December 31, 2009.
The company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The company’s federal and state income tax years, with limited exceptions, are closed through 2007. The company does not believe that any of its tax positions will significantly change within the next twelve months.
The company classifies interest and penalties associated with the uncertain tax positions as a component of income tax expense. There was no interest or penalties related to income taxes recorded in the condensed consolidated financial statements.
13. Customer and Geographic Information
The company operates in one segment and there are no operating segments aggregated for reporting purposes.

The company’s revenues to customers outside of the United States, as a percent of total revenues for the three months ended March 31, 2010 and 2009, are as follows:

	Three Months Ended
	March 31,
Region	2010	2009
Europe, Middle East, & Africa	27%	24%
Asia Pacific	9%	20%
Other Americas	8%	7%

Total Foreign sales	44%	51%

There were no customers representing 10% or more of revenues in the three months ended March 31, 2010. Revenue from the company’s major customers representing 10% or more of total revenues for the three months ended March 31, 2009 were as follows:

Three Months Ended
March 31,
Customer	2009
Ascom	10%
Ascom, from which the company acquired scanning receiver assets in December 2009, continues to purchase scanning receiver products from the company. Ascom acquired Comarco’s WTS business in January 2009. Comarco’s scanning receiver business was a small part of Comarco’s WTS segment.
14. Benefit Plans
Employee Benefit Plans
The company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k) plan. The company made employer contributions of $133 and $146 to the 401(k) plan for the three months ended March 31, 2010 and 2009, respectively. The company also contributes to various retirement plans for foreign employees. The company made contributions to these plans of $2 for the three months ended March 31, 2010 and 2009, respectively.
Executive Deferred Compensation Plan
The company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses. In addition, the company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. The deferred compensation obligation included in Long-Term Liabilities in the condensed consolidated balance sheets was $1.0 million at March 31, 2010 and $0.9 million at December 31, 2009. The company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Non-Current Assets.

15. Stockholders’ Equity
The following table is a summary of the activity in stockholders’ equity during the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Number of common shares outstanding:
Balance at beginning of period	18,494	18,236
Common stock repurchases	—	(20)
Stock-based compensation, net of taxes	598	621

Balance at end of period	19,092	18,837

Common stock:
Balance at beginning of period	$18	$18
Stock-based compensation, net of taxes	1	1

Balance at end of period	$19	$19

Additional paid-in capital:
Balance at beginning of period	$138,141	$137,930
Stock-based compensation, net of taxes	512	113
Common stock repurchases	—	(85)
Tax Effect from stock-based compensation	(94)	—

Balance at end of period	$138,559	$137,958

Accumulated deficit:
Balance at beginning of period	($17,122)	($12,639)
Net loss	(795)	(1,864)

Balance at end of period	($17,917)	($14,503)

Accumulated other comprehensive income:
Balance at beginning of period	$31	$9
Foreign translation	(11)	(8)
Unrealized gain on investments	—	55

Balance at end of period	$20	$56

Total stockholders’ equity	$120,681	$123,530

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2009 contained in our Annual Report on Form 10-K filed on March 16, 2010. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar import. Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements.
Introduction
PCTEL focuses on wireless broadband technology related to propagation and optimization. We design and develop software-based radios for wireless network optimization and develop and distribute innovative antenna solutions. Our scanning receivers, receiver-based products and interference management solutions are used to measure, monitor and optimize cellular networks. Our antenna solutions address public safety, military, and government applications; Supervisory Control and Data Acquisition (“SCADA”), Health Care, Energy, Smart Grid and Agricultural applications; Indoor Wireless, Wireless Backhaul, and cellular applications. Its portfolio includes a broad range of antennas for worldwide interoperability for microwave access (“WiMAX”), land mobile radio (“LMR”) antennas, and global positioning systems (“GPS”) antennas that serve innovative applications in telemetry, radio frequency identification (“RFID”), Wi-Fi, fleet management, and mesh networks. PCTEL’s products are sold worldwide through direct and indirect channels.
We have an intellectual property portfolio related to antennas, the mounting of antennas, and scanning receivers. These patents are being held for defensive purposes and are not part of an active licensing program.
On January 12, 2010, we acquired Sparco Technologies, Inc. (“Sparco”), a San Antonio, Texas based company that specializes in selling value-added Wireless Local Area Network (“WLAN”) products and services to the enterprise, education, hospitality, and healthcare markets. Sparco’s product line includes antennas for WLAN, National Electrical Manufacturers Association (“NEMA”) enclosures and mounting accessories, site survey tools, and amplifiers. With this acquisition, we extended our product offering, channel penetration and technology base in wireless enterprise products. We are integrating the Sparco operations into our antenna products group.
On December 30, 2009 we acquired all of the assets related to the scanning receiver business from Ascom. This business was a small part of Comarco’s WTS segment, a business that Ascom acquired in 2009. Under the agreement, we will continue to supply both our scanning receivers and the WTS scanning receivers to the newly formed Ascom that consolidated the testing businesses for mobile telecom carriers of Ascom.
On December 9, 2009, we acquired from Wider Networks, its interference management patents as well as the exclusive distribution rights for Wider’s interference management products as part of a settlement agreement. The settlement agreement provided for a purchase of assets in the form of patented technology, trade names and trademarks, and exclusive distribution rights. The settlement gives us another interference management product, suitable for certain markets, to distribute along side our CLARIFY® product.
On January 5, 2009, we acquired all of the outstanding share capital of Wi-Sys Communications Inc. (“Wi-Sys”), a Canadian manufacturer of products for GPS, terrestrial and satellite communication systems, including programmable GPS receivers and high performance antennas. The Wi-Sys product line augments our GPS antenna product line. During the second quarter 2009, we exited the Wi-Sys Canadian facility and fully integrated the Wi-Sys product lines into our antenna product operations in Bloomingdale, Illinois. During 2009 we incurred a restructuring charge of $0.2 million for employee severance, lease termination costs, and asset dispositions related to the integration.
While we have both scanning receiver and antenna product lines, we operate in one business segment. The product lines share sufficient management and resources that the financial reporting upon which the Chief Operating Decision Maker (“CODM”) relies upon for allocating resources and assessing performance, is based on company-wide data. Beginning in 2009, we re-evaluated the internal financial reporting process in which the CODM no longer reviews the financial information for Licensing, a reporting segment that licensed an intellectual property portfolio in the area of analog modem technology. As of June 30, 2009, the revenues and cash flows associated with this Licensing were substantially complete.
Current Economic Environment
General domestic and global economic conditions continue to be negatively impacted resulting in reduced corporate spending, and decreased consumer confidence. These economic conditions have negatively impacted several elements of our business and have resulted in our facing one of the most challenging periods in our history. It is uncertain how long the current economic conditions will last or how quickly any subsequent economic recovery will occur. If the economic recovery is slow to occur, our business, financial condition and results of operations could be further materially and adversely affected.
Results of Operations
Three Months Ended March 31, 2010 and 2009
(in thousands)
Revenues

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Revenue	$15,573	$14,139
Percent change from year ago period	10.1%	(22.7%)
Revenues increased 10.1% in the three months ended March 31, 2010 compared to the same period in 2009. In the three months ended March 31, 2010 versus the comparable period in the prior year, approximately 13% of the increase is attributable to antennas, offsetting approximately a 2% decrease attributable to scanning receivers. Revenue from our acquisitions as well as organic growth contributed to the increase in revenue. Antenna product revenues were higher than the same period last year from a recovery in LMR product segment through our distribution channel.
Gross Profit

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Gross profit	$7,219	$6,671
Percentage of revenue	46.4%	47.2%
Percent of revenue change from year ago period	(0.8%)	(0.7%)
The gross profit percentage of 46.4% in the three months ended March 31, 2010 was 0.8% lower than the comparable period in fiscal 2009. A higher sales mix of antenna products versus scanning products caused overall margin percent to be lower. For the percentage change in the three months ended March 31, 2010 versus the comparable period in the prior year, negative 1.2% related to scanning receivers and positive 0.4% related to antennas. Antenna margins were improved as we leveraged fixed costs over greater revenue.
Research and Development

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Research and development	$3,085	$2,688
Percentage of revenues	19.8%	19.0%
Percent change from year ago period	14.8%	23.0%
Research and development expenses increased approximately $0.4 million for the three months ended March 31, 2010 compared to the comparable period in 2009. We invested an additional $0.4 million in scanning receiver development, approximately half of which is related to the acquisition of the Ascom scanning receiver business in December 2009.

Sales and Marketing

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Sales and marketing	$2,259	$2,083
Percentage of revenues	14.5%	14.7%
Percent change from year ago period	8.4%	(24.6%)
Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.
Sales and marketing expenses increased approximately $0.2 million for the three months ended March 31, 2010 compared to the same period in fiscal 2009 due to investment in U.S. sales employees and expenses related to the Sparco acquisition.
General and Administrative

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
General and administrative	$2,552	$2,533
Percentage of revenues	16.4%	17.9%
Percent change from year ago period	0.8%	(8.6%)
General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.
General and administrative expenses were virtually unchanged for the three months ended March 31, 2010 compared to the same period in fiscal 2009.
Amortization of Other Intangible Assets

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Amortization of other intangible assets	$763	$553
Percentage of revenues	4.9%	3.9%
Amortization increased approximately $0.2 million in the three months ended March 31, 2010 compared to the same period in 2009 due to $0.4 million additional amortization from acquisitions during 2009 and the first quarter 2010, offsetting $0.2 million lower amortization related to the intangible assets acquired from MAXRAD in 2004. Certain intangible assets of MAXRAD were fully amortized as of December 31, 2009. The additional amortization relates to intangible assets acquired from Sparco in January 2010, Ascom in December 2009 and from the Wider settlement in December 2009.
Restructuring Charges

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Restructuring charges	$—	$154
Percentage of revenues	—	1.1%
There were no restructuring charges incurred during the three months ended March 31, 2010. During the three months ended March 31, 2009 we recorded $0.2 million in restructuring expense for severance payments. In order to reduce costs with the antenna operations in the Bloomingdale, Illinois location, we terminated thirteen employees during the three months ended March 31, 2009.

Impairment of Goodwill

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Impairment of goodwill	$—	$1,485
Percentage of revenues	—	10.5%
In March 2009, we recorded goodwill impairment of $1.5 million. This amount represented the remaining $0.4 million of goodwill for Licensing and the $1.1 million in goodwill recorded with the Wi-Sys acquisition in January 2009. We tested our goodwill for impairment because our market capitalization was below our book value at March 31, 2009. We considered this market capitalization deficit as a triggering event for testing goodwill for impairment.
Royalties

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Royalties	$—	$200
Percentage of revenues	—	1.4%
All royalty amounts represent royalties from Conexant. In May 2003, we completed the sale of certain of our assets to Conexant Systems, Inc. (“Conexant”). Concurrent with this sale of assets, we entered into a patent licensing agreement with Conexant. We received royalties under this agreement on a quarterly basis through June 30, 2009. The royalty payments under this agreement were completed on June 30, 2009 and we do not expect any additional royalties.
Other Income, Net

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Other income, net	$159	$165
Percentage of revenues	1.0%	1.2%
Other income, net consists primarily of interest income and foreign exchange gains and losses. Other income, net was virtually unchanged in the three months ended March 31, 20010 compared to the same period in 2009. Other income, net includes foreign exchange losses of $14 and $30 in the three months ended March 31, 2010 and 2009, respectively.
Benefit for Income Taxes

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Benefit for income taxes	($486)	($596)
Effective tax rate	37.9%	24.2%
The effective tax rate for the three months ended March 31, 2010 differed from the statutory rate of 35% by approximately 3% because of permanent differences and foreign and state taxes.
The effective tax rate for the three months ended March 31, 2009 differed from the statutory rate of 35% by approximately 11% because of permanent differences and book to tax return adjustments.
We maintain valuation allowances due to uncertainties regarding realizability. At March 31, 2010 and December 31, 2009, respectively, we had a $0.6 million valuation allowance on our deferred tax assets. The valuation allowance relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.
We regularly evaluate our estimates and judgments related to uncertain tax positions and when necessary, establish contingency reserves to account for our uncertain tax positions. As we obtain more information via the settlement of tax audits and through other pertinent information, these projections and estimates are reassessed and may be adjusted accordingly. These adjustments may result in significant income tax provisions or provision reversals.
Stock-based compensation expense
Total stock compensation expense for the three months ended March 31, 2010 was $1.0 million in the condensed consolidated statement of operations, which included $0.7 million of restricted stock amortization, $0.1 million for performance share amortization, $0.1 million for stock option and stock purchase plan expenses, and $0.1 million for stock bonuses. Total stock compensation expense for the three months ended March 31, 2009 was $0.8 million in the condensed consolidated statement of operations, which included $0.7 million of restricted stock amortization and $0.1 million for stock option expenses, stock purchase plan expenses and stock bonuses.
The following table summarizes the stock-based compensation expense by income statement line item for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended
	March 31,
	2010	2009
Cost of goods sold	$91	$112
Research and development	149	139
Sales and marketing	209	137
General and administrative	503	430

Total	$952	$818

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2010	2009
Net loss	($795)	($1,864)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	1,521	2,392
Changes in operating assets and liabilities	(1,789)	821

Net cash (used in) provided by operating activities	(1,063)	1,349
Net cash used in investing activities	(3,567)	(10,388)
Net cash provided by financing activities	225	116

Cash and cash equivalents at the end of period	$31,129	$35,891
Short-term investments at the end of period	28,934	27,010
Long-term investments at the end of period	12,406	14,319
Working capital at the end of period	$77,062	$81,888
Liquidity and Capital Resources Overview
At March 31, 2010, our cash and investments were approximately $72.4 million and we had working capital of $77.1 million. The decrease in cash and investments of $3.1 million at March 31, 2010 compared to December 31, 2009 is due to $2.1 million of cash used for the acquisition of Sparco, $1.1 million in negative cash flow from operations, and $0.1 million in cash used for capital expenditures, net of $0.2 million of cash provided by proceeds from issuance of the company’s common stock.
Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. Due to our increased revenues in the first quarter 2010 and related increase in accounts receivable, we were a net user of funds from our balance sheet during the first quarter of 2010.
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
Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through our Employee Stock Purchase Plan (“ESPP”) and have historically used funds to repurchase shares of our common stock through our share repurchase programs. Whether this activity results in our being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year. Because our stock price was within a historically low price range, we received no cash from the exercise of stock options in the three months ended March 31, 2010.
Operating Activities:
Operating activities used $1.1 million of cash during the three months ended March 31, 2010, whereas operating activities generated $1.3 million of cash during the three months ended March 31, 2009. The use of cash for the three months ended March 31, 2010 is primarily due to a net expansion in the balance sheet. During the three months ended March 31, 2010, an increase in accounts receivable of $2.9 million and a decrease in accounts payable of $0.5 million offset an increase in accrued liabilities of $1.4 million. The accounts receivable increase is due to an increase in revenues in the three months ended March 31, 2010 compared to the three months ended December 31, 2009 and because of the timing of the revenues within each quarter. Revenues increased $0.8 million during the three months ended March 31, 2010 compared to the previous quarter. Further, revenues for the last month of the quarter ended March 31, 2010 were $1.5 million higher than the last month of the quarter ended December 31, 2009, and billings were $2.3 million higher in the last month of the quarter ended March 31, 2010 compared to the last month of the quarter ended December 31, 2009. Our accrued liabilities increased due to increased inventory receipts and bonus accruals. Our inventory purchases were higher at the end of the quarter ended March 31, 2010 in order to meet our customer demand. The accruals at March 31, 2010 include estimates for 2010 bonuses. There were no bonus accruals at December 31, 2009 because we did not pay out any bonuses under our 2009 Short-Term Incentive Plan.
Operating activities provided $1.3 million of net cash during the three months ended March 31, 2009 primarily due to a net contraction in the balance sheet. Reduction in accounts receivables provided $4.4 million in funds. The net accounts receivable reduction was attributable to receivable collections and a $4.1 million decrease in revenues during the three months ended March 31, 2009 compared to the previous quarter. Payments of accounts payable and accrued liabilities used $1.5 million and $1.7 million of cash, respectively. Our accrued liabilities declined due to payment of year end 2008 bonuses and commissions. Accounts payable were lower due at March 31, 2009 compared to December 31, 2008 because we reduced our inventory purchases due to the decline in revenues.
Investing Activities:
Our investing activities used $3.6 million of cash during the three months ended March 31, 2010. We used $2.1 million for the acquisition of Sparco in January 2010 and we used $1.3 million related to investment activity. Redemptions and maturities of our investments in short-term bonds during the three months ended March 31, 2010 provided $8.4 million in funds. We rotated $9.7 million of cash into new short-term and long-term bonds during the three months ended March 31, 2010. For the three months ended March 31, 2010, our capital expenditures were $0.1 million. The rate of capital expenditures in relation to revenues for the three months ended March 31, 2010 was below our historical range.
Our investing activities used $10.4 million of cash in the three months ended March 31, 2009. We used $2.3 million for the acquisition of Wi-Sys in January 2009 and we used $8.2 million related to investment activity. Redemptions of short-term investments from our shares in the Bank of America affiliated fund, the Columbia Strategic Cash Portfolio provided $2.5 million during the three months ended March 31, 2009. We rotated $10.6 million of cash into short and long term investments during the three months ended March 31, 2009. For the three months ended March 31, 2009, our capital expenditures were $0.1 million.
Financing Activities:
Cash flow from financing activities provided $0.2 million for the three months ended March 31, 2010 from the purchase of shares through our ESPP.
Cash flow from financing activities provided $0.1 million for the three months ended March 31, 2009. Shares purchased through the ESPP contributed $0.2 million and we used $0.1 million to repurchase our common stock under share repurchase programs.

Contractual Obligations and Commercial Commitments
As of March 31, 2010, we had operating lease obligations of approximately $1.6 million through 2014. Operating lease obligations consist of $1.4 million for facility lease obligations and $0.2 million for equipment leases. Our lease obligations were $1.7 million at December 31, 2009.
With the acquisition of Sparco in January 2010, we assumed a lease for a facility with 6,300 square feet of distribution and sales office space. The lease term ends in September 2010.
We had purchase obligations of $7.0 million and $7.4 million at March 31, 2010 and December 31, 2009, respectively. These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet. We had a liability of $0.8 million related to income tax uncertainties at March 31, 2010 and December 31, 2009, respectively. We do not know when this obligation will be paid.
Critical Accounting Policies and Estimates
We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009 (the “2009 Annual Report on Form 10-K”). There have been no material changes in any of our critical accounting policies since December 31, 2009. See Note 2 in the Notes to the Condensed Consolidated Financial Statements for discussion on recent accounting pronouncements.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
See our 2009 Annual Report on Form 10-K (Item 7A). As of March 31, 2010, there have been no material changes in this information.
Item 4: Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information
Item 1: Legal Proceedings
None
Item 1A: Risk Factors
Factors That May Affect Our Business, Financial Condition and Future Operating Results
There have been no material changes with respect to the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3: Defaults Upon Senior Securities
None.
Item 4: Reserved
Item 5: Other Information
None.
Item 6: Exhibits

Exhibit No.	Description	Reference
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
a Delaware corporation

/s/ Martin H. Singer
Martin H. Singer
Chairman of the Board and
Chief Executive Officer
Date: May 7, 2010

EXHIBIT INDEX

Exhibit No.	Description	Reference
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Furnished herewith