Form 10-Q
period 2010-06-30
PC TEL INC
filed 2010-08-09
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (do not check if a smaller reporting company)	☐ Smaller reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,841,196 as of August 2, 2010

PCTEL, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2010

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
PCTEL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$32,698	$35,543
Short-term investment securities	36,483	27,896
Accounts receivable, net of allowance for doubtful accounts of $109 and $89 at June 30, 2010 and December 31, 2009, respectively	12,620	9,756
Inventories, net	9,090	8,107
Deferred tax assets, net	1,024	1,024
Prepaid expenses and other assets	3,451	2,541

Total current assets	95,366	84,867

Property and equipment, net	11,345	12,093
Long-term investment securities	3,611	12,135
Other intangible assets, net	11,345	9,241
Deferred tax assets, net	8,761	9,947
Other noncurrent assets	955	935

TOTAL ASSETS	$131,383	$129,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$3,290	$2,192
Accrued liabilities	6,012	3,786

Total current liabilities	9,302	5,978

Long-term liabilities	2,214	2,172

Total liabilities	11,516	8,150

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,917,259 and 18,494,499 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	19	18
Additional paid-in capital	138,768	138,141
Accumulated deficit	(18,946)	(17,122)
Accumulated other comprehensive income	26	31

Total stockholders’ equity	119,867	121,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,383	$129,218

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES	$17,807	$13,368	$33,380	$27,507
COST OF REVENUES	9,693	7,310	18,047	14,778

GROSS PROFIT	8,114	6,058	15,333	12,729

OPERATING EXPENSES:
Research and development	3,088	2,649	6,173	5,337
Sales and marketing	2,526	1,914	4,785	3,996
General and administrative	2,925	2,543	5,477	5,076
Amortization of other intangible assets	776	553	1,539	1,106
Restructuring charges	490	340	490	493
Impairment of goodwill	—	—	—	1,485
Loss on sale of product lines and related note receivable	—	454	—	454
Royalties	—	(200)	—	(400)

Total operating expenses	9,805	8,253	18,464	17,547

OPERATING LOSS	(1,691)	(2,195)	(3,131)	(4,818)
Other income, net	87	201	246	366

LOSS BEFORE INCOME TAXES	(1,604)	(1,994)	(2,885)	(4,452)
Benefit for income taxes	(575)	(700)	(1,061)	(1,296)

NET LOSS	($1,029)	($1,294)	($1,824)	($3,156)

Basic Earnings per Share:
Net Loss	($0.06)	($0.07)	($0.10)	($0.18)
Diluted Earnings per Share:
Net Loss	($0.06)	($0.07)	($0.10)	($0.18)

Weighted average shares — Basic	17,540	17,616	17,454	17,583
Weighted average shares — Diluted	17,540	17,616	17,454	17,583
The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Operating Activities:
Net loss	($1,824)	($3,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,657	2,209
Impairment charge	—	1,485
Gain on bargain purchase of acquisition	(54)	—
Amortization of stock-based compensation	2,507	1,967
Gain on sale of assets and related royalties	—	(400)
Gain on disposal/sale of property and equipment	7	17
Restructuring costs	467	166
Loss on sale of product lines and related note receivable	—	454
Payment of withholding tax on stock based compensation	(679)	(746)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,695)	4,589
Inventories	(775)	1,331
Prepaid expenses and other assets	(927)	(245)
Accounts payable	769	(1,238)
Income taxes payable	(171)	(347)
Other accrued liabilities	729	(2,217)
Deferred tax assets	(109)	147
Deferred revenue	866	(30)

Net cash provided by operating activities	768	3,986

Investing Activities:
Capital expenditures	(374)	(466)
Proceeds from disposal of property and equipment	10	—
Purchase of investments	(18,457)	(13,687)
Redemptions/maturities of short-term investments	18,395	7,810
Proceeds on sale of assets and related royalties	—	400
Purchase of assets/businesses, net of cash acquired	(2,109)	(2,260)

Net cash used in investing activities	(2,535)	(8,203)

Financing Activities:
Proceeds from issuance of common stock	230	200
Payments for repurchase of common stock	(1,300)	(578)

Net cash used in financing activities	(1,070)	(378)

Net decrease in cash and cash equivalents	(2,837)	(4,595)
Effect of exchange rate changes on cash	(8)	18
Cash and cash equivalents, beginning of year	35,543	44,766

Cash and Cash Equivalents, End of Period	$32,698	$40,189

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended June 30, 2010 (Unaudited)
(in thousands except per share data and as otherwise noted)
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
Nature of Operations
PCTEL focuses on wireless broadband technology related to propagation and optimization. The company designs and develops software-based radios for wireless network optimization and develops and distributes innovative antenna solutions. The company’s scanning receivers, receiver-based products and interference management solutions are used to measure, monitor and optimize cellular networks. The company‘s antenna solutions address public safety, military, and government applications; Supervisory Control and Data Acquisition (“SCADA”), health care, energy, smart grid and agricultural applications; indoor wireless, wireless backhaul, and cellular applications. The company’s portfolio includes a broad range of antennas for worldwide interoperability for microwave access (“WiMAX”), land mobile radio (“LMR”) antennas, and global positioning systems (“GPS”) antennas that serve innovative applications in telemetry, radio frequency identification (“RFID”), Wi-Fi, fleet management, and mesh networks. PCTEL’s products are sold worldwide through direct and indirect channels. The company supplies its products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value added resellers (“VARs”) and other original equipment manufacturers (“OEMs”).
On January 12, 2010, the company acquired Sparco Technologies, Inc. (“Sparco”), a San Antonio, Texas based company that specializes in selling value-added Wireless Local Area Network (“WLAN”) products and services to the enterprise, education, hospitality, and healthcare markets. Sparco’s product line includes antennas for WLAN, National Electrical Manufacturers Association (“NEMA”) enclosures and mounting accessories, site survey tools, and amplifiers. With this acquisition, the company extended its product offering, channel penetration and technology base in wireless enterprise products. In July 2010, the company established a plan to integrate the Sparco operations in its Bloomingdale, Illinois location. The company expects to complete this relocation in the fourth quarter 2010.
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
Basis of Consolidation and Foreign Currency Translation
The condensed consolidated balance sheet as of June 30, 2010 and the condensed consolidated statements of operations and cash flows for the three months and six months ended June 30, 2010 and 2009 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2009.
The condensed consolidated financial statements include the accounts of the company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The unaudited interim condensed consolidated financial statements of the company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The significant accounting policies followed by the company are set forth within the company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). There were no changes in the company’s significant accounting policies during the six months ended June 30, 2010. In addition, the company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2009 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the 2009 Form 10-K. The results for the operations for the period ended June 30, 2010 may not be indicative of the results for the period ended December 31, 2009.
The company is exposed to foreign currency fluctuations due to its foreign operations and international sales. The functional currency for the company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net loss. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $9 and $23 for the three months and six months ended June 30, 2010, respectively. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $4 and $34 for the three months and six months ended June 30, 2009, respectively.
Fair Value of Financial Instruments
Cash and cash equivalents are measured at fair value and short-term investments are recognized at amortized cost in the company’s financial statements. Accounts receivable and other investments are financial assets with carrying values that approximate fair value due to the short-term nature of these assets. Accounts payable are financial liabilities with carrying values that approximate fair value due to the short-term nature of these liabilities. The company follows fair value accounting which establishes a fair value hierarchy that requires the company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.
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
In June 2009, the FASB issued amendments to the accounting rules for Variable Interest Entities (“VIEs”) and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (“QSPEs”) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. The company adopted these amendments for interim and annual reporting periods beginning on January 1, 2010. The adoption of these amendments did not have a material impact on the company’s consolidated financial statements.
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
3. Balance Sheet Data
Cash and Cash equivalents
At June 30, 2010, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At June 30, 2010 and December 31, 2009, the company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The company restricts its investments in AAA money market funds to those invested 100% in either short term U.S. Government Agency securities, or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the company’s U.S. banks is fully insured by the Federal Deposit Insurance Corporation due to the balances being below the maximum insured amounts.
The company had $0.5 million and $0.9 million of cash equivalents in foreign bank accounts at June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, the company has no intentions of repatriating the cash in its foreign bank accounts. If the company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in repatriating this cash in a timely manner. The company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.
Investments
At June 30, 2010 and December 31, 2009, the company’s short-term and long-term investments consisted of pre-refunded municipal bonds, U.S. Government Agency bonds, and AA or higher rated corporate bonds all classified as held-to-maturity.
At June 30, 2010, the company has invested $33.8 million in pre-refunded municipal bonds and U.S. Government Agency bonds and $6.3 million in AA or higher rated corporate bonds. The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S Treasury securities. The bonds, classified as short-term investments, have original maturities greater than 90 days and mature in less than one year. The company classified $3.6 million as long-term investment securities because the original maturities were greater than one year. Of this total, $2.2 million mature in 2011, and $1.4 million mature in 2012. The company’s bonds are recorded at the purchase price and carried at amortized cost. Approximately 16% of the company’s bonds were protected by bond default insurance at June 30, 2010.
At December 31, 2009, the company had $35.1 million invested in pre-refunded municipal bonds and U.S. Government Agency bonds and $4.9 million in AA or higher rated corporate bonds, and classified $12.1 million as long-term investment securities because the original maturities were greater than one year.
     The company’s financial assets are measured at fair value on a recurring basis. At June 30, 2010, all of the company’s financial assets were able to be measured with Level 1 inputs.

The fair value measurements of the financial assets at June 30, 2010 and December 31, 2009 were as follows:

	Quoted at Prices in Active Markets
	for Identical Assets (Level 1)
	June 30,	December 31,
	2010	2009
Cash equivalents	$32,081	$34,933

Bonds:
Short-term	36,556	28,330
Long-term	3,612	11,878

Total	$72,249	$75,141

The fair value amounts above are based on prices in active markets for identical assets (Level 1 inputs). The fair values of the financial assets in the table above exceeded the book values of these financial assets. The net unrealized gains were approximately $0.1 million and $0.2 million at June 30, 2010 and December 31, 2009, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 60 days. The company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required. The company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The company’s allowance for doubtful accounts was $0.1 million at June 30, 2010 and December 31, 2009, respectively. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations. There were no unbilled receivables at June 30, 2010 or December 31, 2009.
Inventories
Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories as of June 30, 2010 and December 31, 2009 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The company had consigned inventory with customers of $0.5 million and $0.6 million at June 30, 2010 and December 31, 2009, respectively. The company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $1.3 million and $1.2 million at June 30, 2010 and December 31, 2009, respectively.
Inventories consisted of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Raw materials	$5,851	$5,836
Work in process	670	390
Finished goods	2,569	1,881

Inventories, net	$9,090	$8,107

Prepaid and other current assets
Prepaid assets are stated at cost and are amortized over the useful lives (up to one year) of the assets.

Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The company depreciates computers over three years, office equipment, manufacturing equipment, and motor vehicles over five years, furniture and fixtures over seven years, and buildings over 30 years. Leasehold improvements are amortized over the shorter of the corresponding lease term or useful life. Gains and losses on the disposal of property and equipment are included in operating expenses in the condensed consolidated statements of operations. Maintenance and repairs are expensed as incurred.
Property and equipment consists of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Building	$6,207	$6,207
Computers and office equipment	4,262	4,013
Manufacturing and test equipment	7,391	7,300
Furniture and fixtures	1,115	1,104
Leasehold improvements	171	166
Motor vehicles	27	27

Total property and equipment	19,173	18,817
Less: Accumulated depreciation and amortization	(9,598)	(8,494)
Land	1,770	1,770

Property and equipment, net	$11,345	$12,093

Goodwill
In January 2009, the company recorded goodwill of $1.1 million related to the acquisition of Wi-Sys. In March 2009, the company recorded goodwill impairment of $1.5 million because of the company’s low market capitalization. The impairment represented the full amount of the goodwill from the Wi-Sys acquisition and $0.4 million remaining from the company’s Licensing unit. The company’s goodwill balance was $0 on the condensed consolidated balance sheets at June 30, 2010 and December 31, 2009, respectively.
Intangible Assets
The company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of June 30, 2010 and December 31, 2009 are as follows:

		June 30,			December 31,
	2010			2009
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$16,763	$7,702	$9,061	$13,413	$6,612	$6,801
Patents and technology	6,409	5,855	554	6,409	5,718	691
Trademarks and trade names	2,628	1,908	720	2,361	1,746	615
Other, net	2,675	1,665	1,010	2,651	1,517	1,134

	$28,475	$17,130	$11,345	$24,834	$15,593	$9,241

The $2.1 million increase in intangible assets at June 30, 2010 compared to December 31, 2009 reflects the addition of approximately $3.6 million for the acquisition of Sparco in January 2010 minus amortization of approximately $1.5 million for the six months ended June 30, 2010. See Note 4 for information related to the Sparco acquisition.

Liabilities
Accrued liabilities consist of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Payroll, bonuses, and other employee benefits	$1,211	$415
Inventory receipts	979	1,135
Paid time off	890	777
Deferred revenues	874	9
Restructuring	467	—
Due to Sparco shareholders	200	—
Warranties	214	228
Employee stock purchase plan	213	207
Due to Wider	197	194
Professional fees	110	199
Due to Ascom	99	97
Other	558	525

Total	$6,012	$3,786

Long-term liabilities consist of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Executive deferred compensation plan	$964	$928
Income taxes	798	798
Due to Wider	195	189
Deferred rent	130	163
Due to Ascom	97	94
Deferred revenues	30	—

	$2,214	$2,172

4. Acquisitions
Acquisition of Sparco Technologies, Inc.
On January 12, 2010, the company acquired all of the outstanding share capital of Sparco pursuant to a Share Purchase Agreement among PCTEL, Sparco, and David R. Dulling, Valerie Dulling, Chris Cooke, and Glenn Buckner, the holders of the outstanding share capital of Sparco. Sparco is a San Antonio, Texas based company that specializes in selling value-added WLAN products and services to the enterprise, education, hospitality, and healthcare markets. Sparco’s product line includes antennas for WLAN, NEMA enclosures and mounting accessories, site survey tools, and amplifiers. With this acquisition, the company extended its product offering, channel penetration and technology base in wireless enterprise products. Sparco revenues were approximately $2.8 million for the year ended December 31, 2009. The revenues and expenses of Sparco from the date of acquisition are included in the company’s financial results in the three months and six months ended June 30, 2010. The pro-forma affect on the financial results of the company as if the acquisition had taken place on January 1, 2009 is not significant.
Sparco has one location in San Antonio, Texas and leases a single facility with a term through September 2010. In July 2010, the company established a plan to integrate the Sparco operations into the company’s Bloomingdale, Illinois location. The company expects to complete this relocation in the fourth quarter 2010 and extended the lease through December 2010 to accommodate the relocation of the Sparco operations. The Sparco sales employees will remain in San Antonio, Texas in a new to be determined location.
The consideration for Sparco was $2.5 million, consisting of $2.4 million in cash consideration and $0.1 million related to the company’s outstanding receivable balance from Sparco at the date of acquisition. Of the $2.4 million cash consideration, $2.1 million was payable to the

Sparco shareholders and $0.3 million was used to discharge outstanding debt liabilities At June 30, 2010, approximately $0.2 million was due to the former Sparco shareholders, consisting of the final payment due related to the purchase price and an amount owed related to the opening cash balance. The $0.2 million due to the former Sparco shareholders is included in accrued liabilities at June 30, 2010. The cash consideration paid in connection with the acquisition was provided from the company’s existing cash. The acquisition related costs for the Sparco purchase were not significant to the company’s consolidated financial statements.
The consideration was allocated based on fair value: $1.1 million to net tangible liabilities, $3.3 million to customer relationships, $0.3 million to trade names and other intangible assets. The fair value of the net assets acquired exceeded the total investment by $54. This $54 gain on the bargain purchase of Sparco was recorded in other income, net in the condensed consolidated statements of operations. There was no goodwill recorded with this transaction. The consideration was determined based on the fair value of the intangible assets modeled at the time of the negotiation, which were updated at the time of closing. The consideration was determined based on the fair value of the intangible assets modeled at the time of the negotiation. An immaterial bargain purchase amount resulted from the process of validating the company’s initial fair value model assumptions with actual performance information from the first quarter of operations. The intangible assets will be amortized for book purposes, but are not deductible for tax purposes. The weighted average amortization period of the intangible assets acquired is 6.0 years. The company estimated the fair value (and remaining useful lives) of the assets and liabilities.
The following is the allocation of the purchase price for Sparco:

Current assets:
Cash	$91
Accounts receivable	269
Prepaids and other assets	5
Inventories	205
Fixed assets	10
Deferred tax assets	53

Total current assets	633

Intangible assets:
Customer relationships	3,350
Trade names	268
Backlog	12
Non-compete	11

Total intangible assets	3,641

Total assets	4,274

Current liabilities:
Accounts payable	326
Accrued liabilities	46

Total current liabilities	372

Long term liabilities:
Deferred tax liabilities	1,347

Total long term liabilities	1,347

Total liabilities	1,719

Net assets acquired	$2,555

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
The parties also concurrently entered into a Transition Services Agreement (“TSA”). The TSA provides for Ascom to manufacture and assemble the scanner receiver products until the Ascom operations are integrated with the company’s own operations in its Germantown, Maryland facility. The TSA period was from the date of the acquisition for a minimum period of six months. The TSA will be completed in August 2010. Per the Ascom APA, the company will fund the development of compatibility between its scanning receivers and Ascom’s benchmarking solution. WTS scanning receiver revenues for the year ended December 31, 2009 were approximately $1.4 million. The pro-forma affect on the financial results of the company as if the acquisition had taken place on January 1, 2009 is not significant.
The total cash consideration for the scanning receiver assets was $4.3 million paid at the close of the transaction and $0.2 million payable in two equal installments in December 2010 and December 2011. The cash consideration paid in connection with the acquisition was provided from the company’s existing cash. The $0.1 million fair value of the installment payment due in December 2010 is included in accrued liabilities at June 30, 2010 and December 31, 2009, respectively, and the $0.1 million fair value of the payment due in December 2011 is included in long-term liabilities at June 30, 2010 and December 31, 2009, respectively. The payments of $0.2 million are based upon achievement of certain revenue objectives. The company included the future payments due in the purchase price because it believes that the achievement of these objectives is more likely than not. The acquisition related costs for the Ascom purchase were not significant to the company’s consolidated financial statements.
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
The following is the allocation of the purchase price for Ascom:

Current assets:
Inventory	$248

Intangible assets:
Core technology	254
Customer relationships	3,833
Trade names	52
Other, net	130

Total intangible assets	4,269

Total assets	4,517

Current liabilities:
Warranty accrual	26

Total current liabilities	26

Net assets acquired	$4,491

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
The following is the allocation of the purchase price for Wi-sys:

Current assets:
Cash	$59
Accounts receivable	319
Inventory	294
Prepaid expenses and other assets	90

Total current assets	762

Fixed assets, net	69

Intangible assets:
Core technology	37
Customer relationships	730
Trade names	18
Goodwill	1,101

Total intangible assets	1,886

Total assets	2,717

Current liabilities:
Accounts payable	139
Accrued liabilities	36

Total current liabilities	175

Deferred tax liabilities	223

Total liabilities	398

Net assets acquired	$2,319

In March 2009, the company recorded goodwill impairment of $1.5 million. The impairment charge included the $1.1 million recorded for the Wi-Sys acquisition. See the goodwill section in Note 3 for further discussion of the goodwill impairment.

In the second quarter 2009, the company closed the Ottawa, Canada location and integrated the operations into the company’s Bloomingdale, Illinois location. None of the Wi-Sys employees were retained by the company. The company incurred expenses related to employee severance, lease termination, and other shut down costs associated with the Wi-Sys restructuring. See Note 9 related to Restructuring.
5. Settlement with Wider Networks LLC
On December 9, 2009, the company settled its intellectual property dispute with Wider. The settlement agreement provided for a purchase of assets in the form of patented technology, trade names and trademarks, and exclusive distribution rights. The settlement gives the company another interference management product, suitable for certain markets, to distribute along side CLARIFY®. The company paid cash consideration of $0.8 million at the close of the transaction and will pay an additional $0.4 million in two equal installments in December 2010 and December 2011, respectively. The $0.2 million fair value of the installment payment due in December 2010 is included in accrued liabilities at June 30, 2010 and December 31, 2009, respectively, and the $0.2 million fair value of the payment due in December 2011 is included in long-term liabilities at June 30, 2010 and December 31, 2009, respectively. The fair value of the elements in the settlement agreement is approximately $1.2 million. The $1.2 million fair value of the assets purchased from Wider was allocated: $1.0 million to distribution rights and $0.2 million to core technology and trade names. The intangible assets are being amortized for book purposes and are tax deductible. The weighted average book amortization period of the intangible assets acquired is 5.7 years. The company estimated the fair value (and remaining useful lives) of the assets.
The following is the fair value of the asset acquired from Wider:

Intangible assets:
Distribution rights, net	$1,013
Core technology	127
Trade name	31

Total intangible assets	$1,171

6. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic Earnings Per Share computation:
Numerator:
Net loss	($1,029)	($1,294)	($1,824)	($3,156)
Denominator:
Common shares outstanding	17,540	17,616	17,454	17,583

Basic loss per share	($0.06)	($0.07)	($0.10)	($0.18)

Diluted Earnings Per Share computation:
Numerator:
Net loss	($1,029)	($1,294)	($1,824)	($3,156)
Denominator:
Common shares outstanding	17,540	17,616	17,454	17,583
Restricted shares subject to vesting	*	*	*	*
Common stock option grants	*	*	*	*

Diluted loss per share	($0.06)	($0.07)	($0.10)	($0.18)

*	As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 283,000 and 560,000 for the three months and six months ended June 30, 2010, respectively, and 0 and 181,000 for the three months and six months ended June 30, 2009, respectively, were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

7. Stock-Based Compensation
The condensed consolidated statements of operations include $1.6 million and $2.5 million of stock compensation expense for the three months and six months ended June 30, 2010, respectively. Stock compensation expense for the three months ended June 30, 2010 consists of $1.2 million for restricted stock awards, $0.1 million for performance share awards, $0.1 million for stock option and stock purchase plan expenses and $0.2 million for stock bonuses. Stock compensation expense for the six months ended June 30, 2010 consists of $1.9 million for restricted stock awards, $0.2 million for performance share awards, $0.1 million for stock option and stock purchase plan expenses, and $0.3 million for stock bonuses.
The condensed consolidated statements of operations include $1.1 million and $2.0 million of stock compensation expense for the three months and six months ended June 30, 2009, respectively. Stock compensation expense for the three months ended June 30, 2009 consists of $1.0 million for restricted stock awards and $0.1 million for stock option expense and stock bonuses. Stock compensation expense for the six months ended June 30, 2009 consists of $1.8 million for restricted stock awards and $0.2 million for stock option expense, stock purchase plan expenses and stock bonuses.
The company did not capitalize any stock compensation expense during the three months and six months ended June 30, 2010 or 2009, respectively.
Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of revenues	$165	$75	$256	$187
Research and development	205	205	354	344
Sales and marketing	273	149	481	287
General and administrative	912	719	1,416	1,149

Total	$1,555	$1,148	$2,507	$1,967

Restricted Stock – Serviced Based
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
For the three months ended June 30, 2010, the company issued 73,600 shares of restricted stock with grant date fair value of $0.4 million and recorded cancellations of 59,150 shares with grant date fair value of $0.3 million. For the six months ended June 30, 2010, the company issued 758,250 shares of restricted stock with grant date fair value of $4.7 million and recorded cancellations of 77,750 shares with grant date fair value of $0.4 million.
For the three months ended June 30, 2010, 8,275 restricted shares vested with grant date fair value of $0.1 million and intrinsic value of $48. For the six months ended June 30, 2010, 334,200 restricted shares vested with grant date fair value of $2.2 million and intrinsic value of $1.9 million.
For the three months ended June 30, 2009, the company issued 5,200 shares of restricted stock with grant date fair value of $26 and recorded cancellations of 2,850 shares with grant date fair value of $21. For the six months ended June 30, 2009, the company issued 577,350 shares of restricted stock with grant date fair value of $2.4 million and recorded cancellations of 20,950 shares with grant date fair value of $0.2 million.
For the three months ended June 30, 2009, 7,525 restricted shares vested with grant date fair value of $65 and intrinsic value of $43. For the six months ended June 30, 2009, 224,474 restricted shares vested with grant date fair value of $2.0 million and intrinsic value of $1.5 million.
At June 30, 2010, total unrecognized compensation expense related to restricted stock was approximately $6.2 million, net of forfeitures to be recognized through 2014 over a weighted average period of 2.4 years.

The following table summarizes restricted stock activity for the six months ended June 30, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Restricted Stock Awards — December 31, 2009	1,146,431	$6.14
Shares awarded	758,250	6.19
Shares vested	(334,200)	6.59

Shares cancelled	(77,750)	5.65

Unvested Restricted Stock Awards — June 30, 2010	1,492,731	$6.09
Stock Options
The company may grant stock options to purchase the company’s common stock. The company issues stock options with exercise prices no less than the fair value of the company’s stock on the grant date. Employee options contain gradual vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. The Board of Director options vest on the first anniversary of the grant year. Stock options may be exercised at any time within ten years of the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. Presently, directors receive only service-based restricted awards for incentive purposes, but certain new employees receive stock option awards.
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
The company issued 8,500 stock options during the three months and six months ended June 30, 2010. The company received $5 in proceeds from the exercise of 781 options during the three months and six months ended June 30, 2010. During the three months and six months ended June 30, 2010, respectively, 412,917 and 439,811 options were either forfeited or expired.
The company did not issue stock options and there were no stock option exercises during the three and six months ended June 30, 2009. During the three months and six months ended June 30, 2009, respectively, 22,602 and 31,119 options were either forfeited or expired.
The company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	June 30,
	2010	2009
Dividend yield	None	—
Risk-free interest rate	0.7%	—
Expected volatility	50%	—
Expected life (in years)	5.1	—
As of June 30, 2010, the unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $45, net of estimated forfeitures to be recognized through 2012 over a weighted average period of 1.2 years

The range of exercise prices for options outstanding and exercisable at June 30, 2010 was $5.50 to $12.16. The following table summarizes information about stock options outstanding under all stock plans at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted-		Weighted
Range of	Number	Contractual Life	Average	Number	Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$5.50 — $7.20	209,473	4.88	$6.90	186,625	$6.96
7.27 — 7.84	191,686	3.44	7.52	189,030	7.52
7.85 — 8.00	195,916	2.52	7.95	195,916	7.95
8.07 — 8.76	187,483	5.09	8.56	183,287	8.56
8.84 — 9.16	284,127	4.98	9.09	281,377	9.09
9.19 — 10.25	192,400	5.25	9.70	178,063	9.71
10.46 — 10.65	56,206	3.59	10.59	55,269	10.60
10.70 — 10.70	200,000	3.51	10.70	200,000	10.70
10.72 — 11.38	218,970	3.84	11.12	217,303	11.12
11.55 — 12.16	92,500	3.36	11.81	92,500	11.81

$5.50 — $12.16	1,828,761	4.16	$9.17	1,779,370	$9.20
The intrinsic value and contractual life of the options outstanding and exercisable at June 30, 2010 were as follows:

	Weighted
	Average
	Contractual	Intrinsic
	Life (years)	Value
Options Outstanding	4.15	$0
Options Exercisable	4.11	$0
The intrinsic value is based on the share price of $5.04 at June 30, 2010.
The following table summarizes the stock option activity for the six months ended June 30, 2010:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at December 31, 2009	2,260,853	$9.80
Granted	8,500	6.17
Exercised	(781)	6.16
Expired or Cancelled	(431,493)	12.42
Forfeited	(8,318)	8.76

Outstanding at June 30, 2010	1,828,761	$9.17

Exercisable at June 30, 2010	1,779,370	$9.20

Performance Units
The company grants performance units to certain executive officers. Shares are earned upon achievement of defined performance goals such as revenue and earnings. Certain performance units granted are subject to a service period before vesting. The company recorded expense for the performance units in the three months and six months ended June 30, 2010 based on estimated achievement of the performance goals. The fair value of the performance units issued is based on the company’s stock price on the date the performance units are granted.
During the first quarter of 2010, the company granted 85,000 performance units with a grant date fair value of $0.5 million. During the second quarter of 2010, the company cancelled 11,830 performance units with a grant date fair value of $0.1 million. No performance shares vested during the three months or six months ended June 30, 2010.
For the six months ended June 30, 2009, the company did not issue any performance units and did not record any cancellations of performance units. In the first quarter 2009, 10,342 performance shares vested with a grant date fair value of $82 and intrinsic fair value of $50.
As of June 30, 2010, the unrecognized compensation expense related to the unvested portion of the company’s performance units was approximately $0.8 million, to be recognized through 2016 over a weighted average period of 2.4 years
The following table summarizes the performance share activity during the six months ended June 30, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Performance Units — December 31, 2009	86,002	$9.65
Units awarded	85,000	6.22
Units vested	—	—
Units cancelled	(11,830)	9.52

Unvested Performance Units — June 30, 2010	159,172	$7.83
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
No time-based restricted stock units were granted in the three months ended June 30, 2010. The company granted 6,000 time-based restricted stock units with a fair value of $37 to employees during the six months ended June 30, 2010.
No time-based restricted stock units were granted in the three months ended June 30, 2009. The company granted 26,350 time-based restricted stock units with a fair value of $179 to employees during the six months ended June 30, 2009.
As of June 30, 2010, the unrecognized compensation expense related to the unvested portion of the company’s restricted stock units was approximately $47, to be recognized through 2014 over a weighted average period of 2.3 years

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Restricted Stock Units — December 31, 2009	2,500	$5.86
Units awarded	6,000	6.22
Units vested	—	—
Units cancelled	—	—

Unvested Restricted Stock Units — June 30, 2010	8,500	$6.11
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

	June 30,
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
Board of Director Equity Awards
Beginning in 2009, the Board of Directors elected to receive their annual equity award in the form of shares of the company’s stock or in shares of vested restricted stock units. The director shares and restricted stock units are awarded annually in June. During the quarter ended June 30, 2010, 27,971 shares were awarded that vested immediately and 16,099 vested restricted stock units were awarded. During the quarter ended June 30, 2009, 21,326 shares were awarded that vested immediately and 22,458 vested restricted stock units were awarded.

Employee Withholding Taxes on Stock Awards
For ease in administering the issuance of stock awards, the company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. The company paid $0.7 million for withholding taxes related to stock awards during each of the six months ended June 30, 2010 and 2009, respectively.
Stock Repurchases
The company repurchases shares of common stock under share repurchase programs authorized by the Board of Directors. All share repurchase programs are announced publicly. On November 21, 2008, the Board of Directors authorized the repurchase of shares up to a value of $5.0 million. There were no share repurchases during the first quarter of 2010 under this share repurchase program. The company repurchased 215,495 shares at an average price of $6.04 during the three months ended June 30, 2010. At June 30, 2010, the company had $1.2 million in share value that could still be repurchased under this program. The company repurchased 98,510 shares at an average price of $5.01 during the three months ended June 30, 2009, and the company repurchased 118,504 shares at an average price of $4.88 during the six months ended June 30, 2009.
Authorized Shares
On June 15, 2010, the company’s stockholders approved the amendment and restatement of the 1997 Stock Plan to, among other things increase the number of shares of common stock authorized for issuance under the 1997 Stock Plan. The company registered an additional 1,700,000 shares of its common stock under a Registration Statement on Form S-8 filed with the SEC on Form S-8 on July 20, 2010.
8. Comprehensive Income
The following table provides the calculation of other comprehensive income for the three months and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	($1,029)	($1,294)	($1,824)	($3,156)
Foreign currency translation adjustments	6	32	(5)	24
Unrealized gain on investments	—	234	—	289

Total comprehensive loss	($1,023)	($1,028)	($1,829)	($2,843)

9. Restructuring
The company incurred restructuring expenses of $0.5 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively. The company incurred restructuring expenses of $0.5 million for the six months ended June 30, 2010 and 2009, respectively. The restructuring liability was $0.5 million and $0 at June 30, 2010 and December 31, 2009, respectively.
2010 Restructuring Plans
During the quarter ended June 30, 2010, the company reorganized from a business unit structure to a more streamlined functional organizational structure to implement the company’s mission. Jeff Miller, who previously led the company’s Antenna Products Group, was assigned to the position of Senior Vice President, Sales and Marketing. Tony Kobrinetz joined the company in April 2010 as Vice President, Technology and Operations. A restructuring plan was established to reduce the overhead and operating costs associated with operating distinct groups. The restructuring plan consisted of the elimination of nine positions. The restructuring expense of $0.5 million consists of severance, payroll related benefits and placement services.

The following table summarizes the restructuring activity during 2010 and the status of the reserves at June 30, 2010:

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Restructuring	Cash	June 30,
	2009	Expense	Payments	2010
Severance and employment related costs	$—	$490	( $23)	$467

2009 Restructuring Plans
The 2009 restructuring expense includes $0.3 million for Bloomingdale antenna restructuring and $0.2 million for Wi-Sys restructuring. In order to reduce costs with the antenna operations in the Bloomingdale, Illinois location, the company terminated thirteen employees during the three months ended March 31, 2009 and terminated five additional employees during three months ended June 30, 2009. The company recorded $0.3 million in restructuring expense for severance payments for these eighteen employees. During the second quarter 2009, the company exited its Ottawa, Canada location related to the Wi-Sys acquisition and integrated their operations in its Bloomingdale, Illinois location. The restructuring expense of $0.2 million relates to employee severance, lease termination, and other shut down costs.
10. Commitments and Contingencies
Leases
The company has operating leases for office facilities through 2013 and office equipment through 2014. The future minimum rental payments under these leases at June 30, 2010, are as follows:

Year	Amount
2010	$319
2011	643
2012	639
2013	125
2014	11

Future minumum lease payments	$1,737

The company does not have any capital leases.
Warranty Reserve and Sales Returns
The company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The company accrues for product returns based on historical sales and return trends. The company’s allowance for sales returns was $0.2 million at June 30, 2010 and December 31, 2009, respectively.
The company offers repair and replacement warranties of primarily two years for antennas products and one year for scanners and receivers. The company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.2 million at June 30, 2010 and December 31, 2009, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in the warranty reserves during the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended
	June 30,
	2010	2009
Beginning balance	$228	$193
Provisions for warranty	23	28
Consumption of reserves	(37)	(31)

Ending balance	$214	$190

11. Income Taxes
The company recorded an income tax benefit of $0.6 million and $1.1 million in the three and six months ended June 30, 2010. This tax benefit for the three months and six months ended June 30, 2010 differs from the statutory rate of 35% by approximately 1% and 2%, respectively, because of permanent tax differences and state and foreign taxes.
The company recorded a net income tax benefit of $0.7 million and $1.3 million, respectively, in the three months and six months ended June 30, 2009. The effective tax rate for the six months ended June 30, 2009 differed from the statutory rate of 35% by approximately 6% because of permanent differences and book to tax return adjustments.
Significant management judgment is required to assess the likelihood that the company’s deferred tax assets will be recovered from future taxable income. The company maintains a valuation allowance of $0.6 million against deferred tax assets because of uncertainties regarding whether they will be realized.
The company’s gross unrecognized tax benefit was $1.1 million both at June 30, 2010 and December 31, 2009.
The company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The company’s federal and state income tax years, with limited exceptions, are closed through 2007. The company does not believe that any of its tax positions will significantly change within the next twelve months.
The company classifies interest and penalties associated with the uncertain tax positions as a component of income tax expense. The company’s income tax expense for interest includes $13 and $0 for the six months ended June 30, 2010 and 2009, respectively.
12. Customer and Geographic Information
The company operates in one segment and there are no operating segments aggregated for reporting purposes.
The company’s revenues to customers outside of the United States, as a percent of total revenues for the three months and six months ended June 30, 2010 and 2009, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Region	2010	2009	2010	2009
Europe	22%	25%	24%	25%
Asia Pacific	10%	16%	10%	18%
Other	7%	6%	8%	6%

Total Foreign	39%	47%	42%	49%

Revenue from the company’s major customers representing 10% or more of total revenues for the three months and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2010	2009	2010	2009
Ascom	11%	10%	9%	10%
Tessco	10%	12%	9%	8%
Ascom, from which the company acquired scanning receiver assets in December 2009, continues to purchase scanning receiver products from the company. Ascom acquired Comarco’s WTS business in January 2009. Comarco’s scanning receiver business was a small part of Comarco’s WTS segment.
13. Benefit Plans
Employee Benefit Plans
The company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k) plan. The company made employer contributions of $136 and $132 to the 401(k) plan for the three months ended June 30, 2010 and 2009, respectively. The company made employer contributions of $270 and $279 to the 401(k) plan for the six months ended June 30, 2010 and 2009, respectively. The company also contributes to various retirement plans for foreign employees. The company made contributions to these plans of $1 and $2 for the three months ended June 30, 2010 and 2009, respectively. The company made contributions to these plans of $3 and $4 for the six months ended June 30, 2010 and 2009, respectively.
Executive Deferred Compensation Plan
The company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses. In addition, the company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. The deferred compensation obligation included in Long-Term Liabilities in the condensed consolidated balance sheets was $1.0 million at June 30, 2010 and $0.9 million at December 31, 2009. The company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Non-Current Assets in the condensed consolidated balance sheets.

14. Stockholders’ Equity
The following table is a summary of the activity in stockholders’ equity during the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009
Number of common shares outstanding:
Balance at beginning of period	18,494	18,236
Common stock repurchases	(215)	(118)
Stock-based compensation, net of taxes	638	643

Balance at end of period	18,917	18,761

Common stock:
Balance at beginning of period	$18	$18
Stock-based compensation, net of taxes	1	1

Balance at end of period	$19	$19

Additional paid-in capital:
Balance at beginning of period	$138,141	$137,930
Stock-based compensation, net of taxes	2,058	1,420
Common stock repurchases	(1,300)	(578)
Tax Effect from stock-based compensation	(131)	(192)

Balance at end of period	$138,768	$138,580

Accumulated deficit:
Balance at beginning of period	($17,122)	($12,639)
Net loss	(1,824)	(3,156)

Balance at end of period	($18,946)	($15,795)

Accumulated other comprehensive income:
Balance at beginning of period	$31	$9
Foreign translation	(5)	24
Unrealized gain on investments	—	289

Balance at end of period	$26	$322

Total stockholders’ equity	$119,867	$123,126

15. Subsequent Events
Sparco restructuring
In July 2010, the company established a plan to integrate the Sparco operations from San Antonio, Texas with the operations at its Bloomingdale, Illinois location. The company expects to complete this relocation in the fourth quarter 2010. The Sparco sales employees will remain in San Antonio, Texas in a new to be determined location. The company will incur restructuring related expenses for employee severance and other shut down costs. The estimate of the company’s restructuring costs for Sparco is approximately $0.1 million.
Share repurchase
On August 4, 2010, the Board of Directors authorized $5.0 million to buyback shares of the company’s stock.

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
Introduction
PCTEL focuses on wireless broadband technology related to propagation and optimization. We design and develop software-based radios for wireless network optimization and develop and distribute innovative antenna solutions. Our scanning receivers, receiver-based products and interference management solutions are used to measure, monitor and optimize cellular networks. Our antenna solutions address public safety, military, and government applications; Supervisory Control and Data Acquisition (“SCADA”), health care, energy, smart grid and agricultural applications; indoor wireless, wireless backhaul, and cellular applications. Our portfolio includes a broad range of antennas for worldwide interoperability for microwave access (“WiMAX”), land mobile radio (“LMR”) antennas, and global positioning systems (“GPS”) antennas that serve innovative applications in telemetry, radio frequency identification (“RFID”), Wi-Fi, fleet management, and mesh networks. PCTEL’s products are sold worldwide through direct and indirect channels. We supply our products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value added resellers (“VARs”) and other original equipment manufacturers (“OEMs”).
We have an intellectual property portfolio related to antennas, the mounting of antennas, and scanning receivers. These patents are being held for defensive purposes and are not part of an active licensing program.
On January 12, 2010, we acquired Sparco Technologies, Inc. (“Sparco”), a San Antonio, Texas based company that specializes in selling value-added Wireless Local Area Network (“WLAN”) products and services to the enterprise, education, hospitality, and healthcare markets. Sparco’s product line includes antennas for WLAN, National Electrical Manufacturers Association (“NEMA”) enclosures and mounting accessories, site survey tools, and amplifiers. With this acquisition, we extended our product offering, channel penetration and technology base in wireless enterprise products. . In July 2010, we established a plan to integrate the Sparco operations in our Bloomingdale, Illinois location. We expect to complete this relocation in the fourth quarter 2010.
On December 30, 2009 we acquired all of the assets related to the scanning receiver business from Ascom. This business was a small part of Comarco’s WTS scanning receivers segment, a business that Ascom acquired in 2009. Under the agreement, we will continue to supply both our scanning receivers and the WTS scanning receivers to the newly formed Ascom that consolidated the testing businesses for mobile telecom carriers of Ascom.
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

Current Economic Environment
Economic conditions have negatively impacted several elements of our business and have resulted in us facing one of the most challenging periods in our history. While we have seen a rebound in some of our addressable markets, if the economic recovery is slow to occur in certain elements of our business, our financial condition and results of operations could be further materially and adversely affected.
Results of Operations
Three months and six months Ended June 30, 2010 and 2009
(in thousands)
Revenues

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue	$17,807	$13,368	$33,380	$27,507
Percent change from year ago period	33.2%	(34.1%)	21.4%	(28.7%)
Revenues increased 33.2% in the three months ended June 30, 2010 and 21.4% in the six months ended June 30, 2010 compared to the same periods in 2009 as both scanning receiver and antenna product lines experienced increases in revenue. In the three months ended June 30, 2010 versus the comparable period in the prior year, approximately 25% of the increase was attributable to antennas and 8% was attributable to scanning receivers. In the six months ended June 30, 2010 versus the comparable period in the prior year, approximately 18% of the increase was attributable to antennas and 3% was attributable to scanning receivers. Revenue from our acquisitions as well as organic growth contributed to the increases in revenue in both the three months and six months ended June 30, 2010. Antenna product revenues were higher than the same periods last year from stronger LMR, GPS and WIMAX volume in our targeted vertical markets. Antenna sales improved to both large distributors and to OEM resellers. Scanning receiver revenue was also higher due to improved sales through OEM test and measurement resellers in the three months and six months ended June 30, 2010.
Gross Profit

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Gross profit	$8,114	$6,058	$15,333	$12,729
Percentage of revenue	45.6%	45.3%	45.9%	46.3%
Percent of revenue change from year ago period	0.3%	(2.6%)	(0.4%)	(1.6%)
Gross margin of 45.6% in the three months ended June 30, 2010 was 0.3% higher than the comparable period in fiscal 2009. Scanners contributed approximately 0.1% of the margin percentage increase and antennas contributed approximately 0.1% of the margin percentage increase in the three months ended June 30, 2010 versus the comparable period in 2009. Gross margin of 45.9% in the six months ended June 30, 2010 was 0.4% lower than the comparable period in fiscal 2009. Scanners contributed approximately 0.1% of the margin percentage decrease and antennas contributed approximately 0.3% of the margin percentage decrease in the six months ended June 30, 2010 versus the comparable period in 2009. Margins for scanning receiver products were comparable to the same period last year while antenna margins improved as we leveraged our fixed costs over greater revenue.
Research and Development

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Research and development	$3,088	$2,649	$6,173	$5,337
Percentage of revenues	17.3%	19.8%	18.5%	19.4%
Percent change from year ago period	16.6%	1.5%	15.7%	11.3%
Research and development expenses increased approximately $0.4 million and $0.8 million for the three months and six months ended June

30, 2010, respectively, compared to the comparable periods in 2009. The increases are related to investments in scanning receiver development. Approximately half of the increase in each period is related to the acquisition of the Ascom scanning receiver business.
Sales and Marketing

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales and marketing	$2,526	$1,914	$4,785	$3,996
Percentage of revenues	14.2%	14.3%	14.3%	14.5%
Percent change from year ago period	32.0%	(33.4%)	19.7%	(29.1%)
Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.
Sales and marketing expenses increased approximately $0.6 million and $0.8 million for the three months and six months ended June 30, 2010, respectively, compared to the same periods in fiscal 2009. The increases for each period were due to investments in ongoing Sparco operations, investments in reaching specific markets, costs for our participation in two major industry conferences, and commissions and variable compensation related to higher revenues.
General and Administrative

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
General and administrative	$2,925	$2,543	$5,477	$5,076
Percentage of revenues	16.4%	19.0%	16.4%	18.5%
Percent change from year ago period	15.0%	(14.7%)	7.9%	(11.8%)
General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.
General and administrative expenses increased approximately $0.4 million for the three months ended June 30, 2010 compared to the same period in fiscal 2009. This expense increase is due to $0.2 million higher stock-based compensation expense for employees in general and administrative functions and $0.2 million due to cash-based incentive compensation and other corporate cost increases. General and administrative expenses increased approximately $0.4 million for the six months ended June 30, 2010 compared to the same period in 2009. This expense increase is due to $0.3 million higher stock-based compensation expense for employees in general and administrative functions and $0.1 million due to cash-based incentive compensation expenses and other corporate cost increases.
Amortization of Other Intangible Assets

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Amortization of other intangible assets	$776	$553	$1,539	$1,106
Percentage of revenues	4.4%	4.1%	4.6%	4.0%
Amortization increased approximately $0.2 million in the three months ended June 30, 2010 compared to the same period in 2009 due to $0.5 million of additional amortization of intangible assets from acquisitions during 2009 and the first quarter 2010, offsetting $0.3 million lower amortization related to the intangible assets acquired from MAXRAD in 2004. Amortization increased approximately $0.4 million in the six months ended June 30, 2010 compared to the same period in 2009 due to $1.1 million of additional amortization of intangible assets from acquisitions in December 2009 and the first quarter 2010, offsetting $0.7 million lower amortization related to the intangible assets acquired from MAXRAD in 2004. Certain intangible assets of MAXRAD were fully amortized as of December 31, 2009. The additional amortization relates to intangible assets acquired from Sparco in January 2010, Ascom in December 2009 and from the Wider settlement in December 2009.

Restructuring Charges

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Restructuring charges	$490	$340	$490	$493
Percentage of revenues	2.8%	2.5%	1.5%	1.8%
During the quarter ended June 30, 2010, we reorganized from a business unit structure to a more streamlined functional organizational structure to implement our mission. Jeff Miller, who previously led our Antenna Products Group, was assigned to the position of Senior Vice President, Sales and Marketing. Tony Kobrinetz joined PCTEL in April 2010 as Vice President, Technology and Operations. A restructuring plan was established to reduce the overhead and operating costs associated with operating distinct groups. The restructuring plan consisted of the elimination of 9 positions. The restructuring expense of $0.5 million consists of severance, payroll related benefits and placement services.
During the three months ended June 30, 2009, we recorded $0.2 million expense related to Wi-Sys restructuring and $0.1 million expense related to antenna operations. During the six months ended June 30, 2009, we recorded $0.2 million expense related to Wi-Sys restructuring and $0.3 million expense related to antenna operations. In order to reduce costs with the antenna operations in the Bloomingdale, Illinois location, we terminated thirteen employees in the first quarter 2009.
Impairment of Goodwill

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Impairment of goodwill	$—	$—	$—	$1,485
Percentage of revenues	—	—	—	5.4%
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
Loss on sale of product lines and related note receivable

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Loss on sale of product lines and realted note receivable	$—	$454	$—	$454
Percentage of revenues	—	3.4%	—	1.7%
In the fourth quarter of 2008 we sold certain antenna products and related assets to Sigma Wireless Technologies, Ltd. (“SWTS”). SWTS purchased the intellectual property, dedicated inventory, and certain fixed assets related to four of our antenna product families for $0.7 million, payable in installments at close and over a period of 18 months. The four product families represent the last remaining products acquired by us through our acquisition of Sigma in July 2005. SWTS and Sigma are unrelated. In the year ended December 31, 2008, we recorded a $0.9 million loss on sale of product lines, separately within operating expenses in the consolidated statements of operations. The net loss included the book value of the assets sold to SWTS, impairment charges and incentive payments due to the new employees of SWTS, net of the proceeds due to us. We sold inventory with a net book value of $0.8 million and wrote off intangible assets including goodwill of $0.5 million. The intangible asset write-off was the net book value and the goodwill write-off was a pro-rata portion of goodwill. We paid incentive payments of $0.1 million and calculated $0.5 million in proceeds based on the principal value of the installment payments excluding imputed interest.
At June 30, 2009, we reserved for the $0.5 million receivable balance from SWTS due to uncertainty of collection. The reserve was recorded as a loss on sale of product line and related note receivable in the condensed consolidated statements of operations. The related note was formally written-off and cancelled on March 4, 2010.

Royalties

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Royalties	$—	$200	$—	$400
Percentage of revenues	—	1.5%	—	1.5%
All royalty amounts represent royalties from Conexant Systems, Inc. (“Conexant”). In May 2003, we completed the sale of certain of our assets to Conexant. Concurrent with this sale of assets, we entered into a patent licensing agreement with Conexant. We received royalties under this agreement on a quarterly basis through June 30, 2009. The royalty payments under this agreement were completed on June 30, 2009 and we do not expect any additional royalties.
Other Income, Net

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Other income, net	$87	$201	$246	$366
Percentage of revenues	0.5%	1.5%	0.7%	1.3%
Other income, net consists primarily of interest income and foreign exchange gains and losses. Other income, net decreased in the three months and six months ended June 30, 2010 compared to the comparable periods in 2009 due to lower interest income and lower foreign exchange gains. In the three months ended June 30, 2010 and 2009, we recorded foreign exchange losses of $9 and $4, respectively. In the six months ended June 30, 2010 and 2009, we recorded foreign exchange losses of $23 and $34, respectively.
Benefit for Income Taxes

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Other income, net	$87	$201	$246	$366
Percentage of revenues	0.5%	1.5%	0.7%	1.3%
The effective tax rate for the three months and six months ended June 30, 2010 differed from the statutory rate of 35% by approximately 1% and 2%, respectively because of permanent differences and foreign and state taxes.
The effective tax rate for the six months ended June 30, 2009 differed from the statutory rate of 35% by approximately 6% because of permanent differences and book to tax return adjustments.
We maintain valuation allowances due to uncertainties regarding realizability. At June 30, 2010 and December 31, 2009, respectively, we had a $0.6 million valuation allowance on our deferred tax assets. The valuation allowance relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.
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
Stock-based compensation expense
The condensed consolidated statements of operations include $1.6 million and $2.5 million of stock compensation expense for the three months and six months ended June 30, 2010, respectively. Stock compensation expense for the three months ended June 30, 2010 consists of

$1.2 million for restricted stock awards, $0.1 million for performance share awards, $0.1 million for stock option and stock purchase plan expenses and $0.2 million for stock bonuses. Stock compensation expense for the six months ended June 30, 2010 consists of $1.9 million for restricted stock awards, $0.2 million for performance share awards, $0.1 million for stock option and stock purchase plan expenses, and $0.3 million for stock bonuses.
The condensed consolidated statements of operations include $1.1 million and $2.0 million of stock compensation expense for the three months and six months ended June 30, 2009, respectively. Stock compensation expense for the three months ended June 30, 2009 consists of $1.0 million for restricted stock awards and $0.1 million for stock option expense and stock bonuses. Stock compensation expense for the six months ended June 30, 2009 consists of $1.8 million for restricted stock awards and $0.2 million for stock option expense, stock purchase plan expenses and stock bonuses.
Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of revenues	$165	$75	$256	$187
Research and development	205	205	354	344
Sales and marketing	273	149	481	287
General and administrative	912	719	1,416	1,149

Total	$1,555	$1,148	$2,507	$1,967

Liquidity and Capital Resources

	Six Months Ended June 30,
	2010	2009
Net loss	($1,824)	($3,156)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	4,905	5,152
Changes in operating assets and liabilities	(2,313)	1,990

Net cash provided by operating activities	768	3,986
Net cash used in investing activities	(2,535)	(8,203)
Net cash used in financing activities	(1,070)	(378)

	June 30,	December 31,
	2010	2009
Cash and cash equivalents at the end of period	$32,698	$35,543
Short-term investments at the end of period	36,483	27,896
Long-term investments at the end of period	3,611	12,135
Working capital at the end of period	$86,064	$78,889
Liquidity and Capital Resources Overview
At June 30, 2010, our cash and investments were approximately $72.8 million and we had working capital of $86.1 million. The decrease in cash and investments of $2.8 million at June 30, 2010 compared to December 31, 2009 is due to $2.1 million of cash used for the acquisition of Sparco, $1.3 million from common stock repurchases, and $0.4 million in cash used for capital expenditures, net of $0.8 million cash flow from operations and $0.2 million of cash provided by proceeds from issuance of our common stock.
Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. Due to our increased revenues in the first half of 2010, accounts receivable increased, resulting in a net use of funds of $2.3 million from our balance sheet during the first six months of 2010.
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
Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through our Employee Stock Purchase Plan (“ESPP”) and have historically used funds to repurchase shares of our common stock through our share repurchase programs. Whether this activity results in our being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year. Because our stock price was within a historically low price range, we used $1.3 million in cash to repurchase approximately 215,000 shares in the three months ended June 30, 2010.
Operating Activities:
Operating activities provided $0.8 million of cash during the six months ended June 30, 2010. During the six months ended June 30, 2010, the income statement provided $3.1 million, offsetting $2.3 million of cash used by the balance sheet. An increase in accounts receivable of $2.7 million offset increases in accounts payable and accrued liabilities of $0.8 million and $0.7 million, respectively. The accounts receivable increase is due to an increase in revenues in the quarter ended June 30, 2010 compared to the quarter ended December 31, 2009 and because of the timing of the revenues within each quarter. Revenues increased $3.0 million during the three months ended June 30, 2010 compared to the three months ended December 31, 2009. Our accounts payable and accrued liabilities increased due to increased inventory receipts and bonus accruals. Our inventory purchases were higher at the end of the quarter ended June 30, 2010 in order to meet our customer demand. The accruals at June 30, 2010 include estimates for 2010 bonuses. There were no bonus accruals at December 31, 2009 because we did not pay out any bonuses under our 2009 Short-Term Incentive Plan.
Operating activities provided $4.0 million of net cash during the six months ended June 30, 2009 primarily due to a net contraction in the balance sheet. Reduction in accounts receivable provided $4.6 million in funds. The net receivable reduction at June 30, 2009 compared to December 31, 2008 was attributable to a $4.9 million decrease in revenues during the three months ended June 30, 2009 compared to the three months ended December 31, 2008. Payments of accounts payable and accrued liabilities used $1.2 million and $2.0 million of cash, respectively during the six months ended June 30, 2009. Our accrued liabilities declined due to payment of year end 2008 bonuses and commissions in the first quarter 2009. Accounts payable were lower due at June 30, 2009 compared to December 31, 2008 because we reduced our inventory purchases due to the decline in revenues.
Investing Activities:
Our investing activities used $2.5 million of cash during the six months ended June 30, 2010. We used $2.1 million for the acquisition of Sparco in January 2010 and $0.4 for capital expenditures. This rate of capital expenditures in relation to revenues for the six months ended June 30, 2010 was below our historical range. We also used net $0.1 million on short and long-term investments. During the six months ended June 30, 2010, redemptions and maturities of our investments in short-term bonds provided $18.4 million in funds and we rotated $18.5 million of cash into new short-term and long-term bonds.
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
Financing Activities:
Our financing activities used $1.1 million of cash during the six months ended June 30, 2010. We used $1.3 million to repurchase our common stock under share repurchase programs and we received $0.2 million from shares purchased through the Purchase Plan.
Our financing activities used $0.4 million of cash during the six months ended June 30, 2009. We used $0.6 million to repurchase our common stock under share repurchase programs and we received $0.2 million from shares purchased through the Purchase Plan.

Contractual Obligations and Commercial Commitments
As of June 30, 2010, we had operating lease obligations of approximately $1.7 million through 2014. Operating lease obligations consist of $1.6 million for facility lease obligations and $0.1 million for equipment leases. Our lease obligations were $1.7 million at December 31, 2009.
With the acquisition of Sparco in January 2010, we assumed a lease for a facility with 6,300 square feet of distribution and sales office space. In the second quarter 2010, we established a plan to move the Sparco operations from San Antonio, Texas to our facility in Bloomingdale, Illinois. While the original lease term ends in September 2010, we extended the lease term through December 31, 2010 to accommodate the relocation by the fourth quarter 2010. We plan to find a smaller leased space for the Sparco sales personnel.
In June 2010, we entered into an office lease in Beijing, China for antenna engineering. The term of the lease agreement is through May 2013.
We had purchase obligations of $5.5 million and $7.4 million at June 30, 2010 and December 31, 2009, respectively. These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet. We had a liability of $0.8 million related to income tax uncertainties at June 30, 2010 and December 31, 2009. We do not know when this obligation will be paid.
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
See our 2009 Annual Report on Form 10-K (Item 7A). As of June 30, 2010, there have been no material changes in this information.
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

PART II Other Information

Item 1: Legal Proceedings
None.

Item 1A: Risk Factors
There have been no material changes with respect to the risk factors as previously disclosed in our 2009 Annual Report on Form 10-K.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Approximate Dollar Value
	Total Number		Shares Purchased	Value of Shares That
	of Shares	Average Price	as Part of Publicly	May Yet be Purchased
Period	Purchased	per Share	Announced Programs	Under the Programs
April 1, 2010 - April 30, 2010	—	—	438,413	$2,492,175
May 1, 2010 - May 31, 2010	99,019	$6.33	537,432	$1,865,128
June 1, 2010 - June 30, 2010	116,476	$5.78	653,908	$1,191,632

Item 3: Defaults Upon Senior Securities
None.

Item 4: Reserved

Item 5:	Other Information
None.
Item 6: Exhibits

Exhibit No.	Description	Reference
10.72	1997 Stock Plan, as amended and restated July 15, 2010	Incorporated by reference to the exhibit with the same exhibit number filed with the Registrant’s Current Report on Form 8-K filed June 21, 2010

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Setion 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc. a Delaware corporation
/s/ Martin H. Singer
Martin H. Singer
Chairman of the Board and Chief Executive Officer

Date: August 9, 2010

EXHIBIT INDEX

Exhibit No.	Description	Reference
10.72	1997 Stock Plan, as amended and restated July 15, 2010	Incorporated by reference to the exhibit with the same exhibit number filed with the Registrant’s Current Report on Form 8-K filed June 21, 2010

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Setion 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Furnished herewith