Form 10-Q
period 2010-09-30
PC TEL INC
filed 2010-11-09
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,471,163 as of November 1, 2010

PCTEL, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2010

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
PCTEL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$27,051	$35,543
Short-term investment securities	38,073	27,896
Accounts receivable, net of allowance for doubtful accounts of $133 and $89 at September 30, 2010 and December 31, 2009, respectively	12,367	9,756
Inventories, net	10,064	8,107
Deferred tax assets, net	1,023	1,024
Prepaid expenses and other assets	3,760	2,541

Total current assets	92,338	84,867
Property and equipment, net	11,330	12,093
Long-term investment securities	6,559	12,135
Other intangible assets, net	10,602	9,241
Deferred tax assets, net	8,818	9,947
Other noncurrent assets	1,062	935

TOTAL ASSETS	$130,709	$129,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$4,745	$2,192
Accrued liabilities	5,997	3,786

Total current liabilities	10,742	5,978

Long-term liabilities	2,317	2,172

Total liabilities	13,059	8,150

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,504,358 and 18,494,499 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	18	18
Additional paid-in capital	137,459	138,141
Accumulated deficit	(19,874)	(17,122)
Accumulated other comprehensive income	47	31

Total stockholders’ equity	117,650	121,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,709	$129,218

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES	$17,314	$13,709	$50,694	$41,216
COST OF REVENUES	10,301	7,283	28,348	22,061

GROSS PROFIT	7,013	6,426	22,346	19,155

OPERATING EXPENSES:
Research and development	2,955	2,673	9,128	8,010
Sales and marketing	2,548	1,845	7,332	5,841
General and administrative	2,171	2,169	7,648	7,245
Amortization of other intangible assets	742	553	2,281	1,660
Restructuring charges	95	—	585	494
Impairment of goodwill	—	—	—	1,485
Loss on sale of product lines and related note receivable	—	—	—	454
Royalties	—	—	—	(400)

Total operating expenses	8,511	7,240	26,974	24,789

OPERATING LOSS	(1,498)	(814)	(4,628)	(5,634)
Other income, net	77	375	323	742

LOSS BEFORE INCOME TAXES	(1,421)	(439)	(4,305)	(4,892)
Provision (benefit) for income taxes	(492)	316	(1,553)	(981)

NET LOSS	$(929)	$(755)	$(2,752)	$(3,911)

Basic Earnings per Share:

Net Loss	$(0.05)	$(0.04)	$(0.16)	$(0.22)
Diluted Earnings per Share:

Net Loss	$(0.05)	$(0.04)	$(0.16)	$(0.22)

Weighted average shares — Basic	17,360	17,559	17,463	17,573
Weighted average shares — Diluted	17,360	17,559	17,463	17,573
The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities:
Net loss	(2,752)	$(3,911)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,945	3,321
Impairment charge	—	1,485
Gain on bargain purchase of acquisition	(54)	—
Stock based compensation	3,475	2,670
Gain on sale of assets and related royalties	—	(400)
Loss on disposal/sale of property and equipment	(16)	34
Restructuring costs	178	166
Loss on sale of product lines and related note receivable	—	454
Payment of withholding tax on stock based compensation	(809)	(767)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,435)	2,842
Inventories	(1,738)	2,238
Prepaid expenses and other assets	(1,341)	(456)
Accounts payable	2,219	(1,173)
Income taxes payable	(261)	(143)
Other accrued liabilities	1,240	(2,402)
Deferred tax assets	(166)	421
Deferred revenue	715	(15)

Net cash provided by operating activities	2,200	4,364

Investing Activities:
Capital expenditures	(885)	(948)
Proceeds from disposal of property and equipment	10	—
Purchase of investments	(22,252)	(21,290)
Redemptions/maturities of short-term investments	17,650	18,633
Proceeds on sale of assets and related royalties	—	400
Purchase of assets/businesses, net of cash acquired	(2,109)	(2,260)

Net cash used in investing activities	(7,586)	(5,465)

Financing Activities:
Proceeds from issuance of common stock	468	427
Payments for repurchase of common stock	(3,588)	(1,515)

Net cash used in financing activities	(3,120)	(1,088)

Net decrease in cash and cash equivalents	(8,506)	(2,189)
Effect of exchange rate changes on cash	14	19
Cash and cash equivalents, beginning of year	35,543	44,766

Cash and Cash Equivalents, End of Period	$27,051	$42,596

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2010 (Unaudited)
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
Nature of Operations
PCTEL focuses on wireless broadband technology related to propagation and optimization. The company designs and develops software-based radios for wireless network optimization and develops and distributes innovative antenna solutions. The company’s scanning receivers, receiver-based products and interference management solutions are used to measure, monitor and optimize cellular networks. The company’s antenna solutions address public safety, military, and government applications; supervisory control and data acquisition (“SCADA”), health care, energy, smart grid and agricultural applications; indoor wireless, wireless backhaul, and cellular applications. The company’s portfolio includes a broad range of antennas for worldwide interoperability for microwave access (“WiMAX”), land mobile radio (“LMR”) antennas, and global positioning systems (“GPS”) antennas that serve innovative applications in telemetry, radio frequency identification (“RFID”), Wi-Fi, fleet management, and mesh networks. PCTEL’s products are sold worldwide through direct and indirect channels. The company supplies its products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value added resellers (“VARs”) and other original equipment manufacturers (“OEMs”).
On January 12, 2010, the company acquired all of the outstanding shares of Sparco Technologies, Inc. (“Sparco”), a San Antonio, Texas based company that specializes in selling value-added Wireless Local Area Network (“WLAN”) products and services to the enterprise, education, hospitality, and healthcare markets. Sparco’s product line includes antennas for WLAN, National Electrical Manufacturers Association (“NEMA”) enclosures and mounting accessories, site survey tools, and amplifiers. With this acquisition, the company extended its product offering, channel penetration and technology base in wireless enterprise products. In July 2010, the company established a plan to integrate the Sparco operations in its Bloomingdale, Illinois location. The company completed this integration in the third quarter 2010.
On December 30, 2009, the company acquired all of the assets related to the scanning receiver business from Ascom Network Testing, Inc. (“Ascom”). This business was a small part of Comarco’s Wireless Test Solutions (“WTS”) segment, a business that Ascom acquired in 2009. Under the agreement, the company will continue to supply both its scanning receivers and the WTS scanning receivers to the newly formed Ascom that consolidated the testing businesses for mobile telecom carriers of Ascom. The company accounted for this purchase of assets as a business combination.
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
Basis of Consolidation and Foreign Currency Translation
The condensed consolidated balance sheet as of September 30, 2010 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2010 and 2009 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2009.

The condensed consolidated financial statements include the accounts of the company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The unaudited interim condensed consolidated financial statements of the company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The significant accounting policies followed by the company are set forth within the company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). There were no changes in the company’s significant accounting policies during the nine months ended September 30, 2010. In addition, the company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2009 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the 2009 Form 10-K. The results for the operations for the period ended September 30, 2010 may not be indicative of the results to be expected for the period ending December 31, 2010.
The company is exposed to foreign currency fluctuations due to its foreign operations and international sales. The functional currency for the company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in net loss. Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net were $0 in the three months ended September 30, 2010 and 2009. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $23 and $34 for the nine months ended September 30, 2010 and 2009, respectively.
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
2. Recent Accounting Pronouncements
Recently Adopted Accounting Guidance
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the company with the reporting period beginning January 1, 2010. Adoption of this new guidance did not have a material impact on the company’s consolidated financial statements.

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
3. Balance Sheet Data
Cash and Cash equivalents
At September 30, 2010, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At September 30, 2010 and December 31, 2009, the company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The company restricts its investments in AAA money market funds to those invested 100% in either short term U.S. Government Agency securities, or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the company’s U.S. banks is fully insured by the Federal Deposit Insurance Corporation due to the balances being below the maximum insured amounts.
The company had $0.6 million and $0.9 million of cash equivalents in foreign bank accounts at September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, the company has no intentions of repatriating the cash in its foreign bank accounts. If the company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in repatriating this cash in a timely manner. The company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.
Investments
At September 30, 2010 and December 31, 2009, the company’s short-term and long-term investments consisted of pre-refunded municipal bonds, U.S. Government Agency bonds, and AA or higher rated corporate bonds all classified as held-to-maturity.
At September 30, 2010, the company has invested $34.4 million in pre-refunded municipal bonds and U.S. Government Agency bonds and $10.3 million in AA or higher rated corporate bonds. The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S Treasury securities. The bonds, classified as short-term investments, have original maturities greater than 90 days and mature in less than one year. The company classified $6.6 million as long-term investment securities because the original maturities were greater than one year. Of this total, $4.3 million mature in 2011, and $2.3 million mature in 2012. The company’s bonds are recorded at the purchase price and carried at amortized cost. Approximately 22% of the company’s bonds were protected by bond default insurance at September 30, 2010.
At December 31, 2009, the company had $35.1 million invested in pre-refunded municipal bonds and U.S. Government Agency bonds and $4.9 million in AA or higher rated corporate bonds, and classified $12.1 million as long-term investment securities because the original maturities were greater than one year.

The company’s financial assets are measured at fair value on a recurring basis. At September 30, 2010, all of the company’s financial assets were able to be measured with Level 1 inputs.
The fair value measurements of the financial assets at September 30, 2010 and December 31, 2009 were as follows:

	Quoted at Prices in Active Markets
	for Identical Assets (Level 1)
	September 30,	December 31,
	2010	2009
Cash equivalents	$25,660	$34,933

Bonds:
Short-term	38,021	28,330
Long-term	6,549	11,878

Total	$70,230	$75,141

The fair value amounts above are based on prices in active markets for identical assets (Level 1 inputs). The fair value of the financial assets at September 30, 2010 in the table above was less than the book values and the fair value of the financial assets at December 31, 2009 exceeded the book values of these financial assets. The net unrealized gains/(losses) were approximately ($0.1) million and $0.2 million at September 30, 2010 and December 31, 2009, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 60 days. The company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required. The company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The company’s allowance for doubtful accounts was $0.1 million at September 30, 2010 and December 31, 2009, respectively. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations. There were no unbilled receivables at September 30, 2010 or December 31, 2009.
Inventories
Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the FIFO method of costing. Inventories as of September 30, 2010 and December 31, 2009 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The company had consigned inventory with customers of $0.7 million and $0.6 million at September 30, 2010 and December 31, 2009, respectively. The company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $1.3 million and $1.2 million at September 30, 2010 and December 31, 2009, respectively.
Inventories consisted of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Raw materials	$7,011	$5,836
Work in process	680	390
Finished goods	2,373	1,881

Inventories, net	$10,064	$8,107

Prepaid and other current assets
Prepaid assets are stated at cost and are amortized over their useful lives (up to one year) of the assets.

Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The company depreciates computers over three years, office equipment, manufacturing and test equipment, and motor vehicles over five years, furniture and fixtures over seven years, and buildings over 30 years. Leasehold improvements are amortized over the shorter of the corresponding lease term or useful life. Gains and losses on the disposal of property and equipment are included in operating expenses in the condensed consolidated statements of operations. Maintenance and repairs are expensed as incurred.
Property and equipment consists of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Building	$6,207	$6,207
Computers and office equipment	4,591	4,013
Manufacturing and test equipment	7,516	7,300
Furniture and fixtures	1,115	1,104
Leasehold improvements	174	166
Motor vehicles	27	27

Total property and equipment	19,630	18,817
Less: Accumulated depreciation and amortization	(10,070)	(8,494)
Land	1,770	1,770

Property and equipment, net	$11,330	$12,093

Goodwill
In January 2009, the company recorded goodwill of $1.1 million related to the acquisition of Wi-Sys. In March 2009, the company recorded goodwill impairment of $1.5 million because of the company’s low market capitalization. The impairment represented the full amount of the goodwill from the Wi-Sys acquisition and $0.4 million remaining from the company’s Licensing unit. The company’s goodwill balance was $0 on the condensed consolidated balance sheets at September 30, 2010 and December 31, 2009, respectively.
Intangible Assets
The company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,			December 31,
	2010			2009
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$16,763	$8,259	$8,504	$13,413	$6,612	$6,801
Patents and technology	6,409	5,939	470	6,409	5,718	691
Trademarks and trade names	2,628	1,991	637	2,361	1,746	615
Other, net	2,675	1,684	991	2,651	1,517	1,134

	$28,475	$17,873	$10,602	$24,834	$15,593	$9,241

The $1.3 million increase in intangible assets at September 30, 2010 compared to December 31, 2009 reflects the addition of approximately $3.6 million for the acquisition of Sparco in January 2010 minus amortization of approximately $2.3 million for the nine months ended September 30, 2010. See Note 4 for information related to the Sparco acquisition.
Liabilities
Accrued liabilities consist of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Inventory receipts	$1,460	$1,135
Payroll, bonuses, and other employee benefits	1,362	415
Paid time off	834	777
Deferred revenues	724	9
Warranties	233	228
Due to Wider	199	194
Due to Sparco shareholders	198	—
Restructuring	178	—
Professional fees	139	199
Due to Ascom	99	97
Employee stock purchase plan	95	207
Other	476	525

Total	$5,997	$3,786

Long-term liabilities consist of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Executive deferred compensation plan	$1,093	$928
Income taxes	798	798
Due to Wider	198	189
Deferred rent	112	163
Due to Ascom	98	94
Deferred revenues	18	—

	$2,317	$2,172

4. Acquisitions
Acquisition of Sparco Technologies, Inc.
On January 12, 2010, the company acquired all of the outstanding share capital of Sparco pursuant to a Share Purchase Agreement among PCTEL, Sparco, and David R. Dulling, Valerie Dulling, Chris Cooke, and Glenn Buckner, the holders of the outstanding share capital of Sparco. Sparco is a San Antonio, Texas based company that specializes in selling value-added WLAN products and services to the enterprise, education, hospitality, and healthcare markets. Sparco’s product line includes antennas for WLAN, NEMA enclosures and mounting accessories, site survey tools, and amplifiers. With this acquisition, the company extended its product offering, channel penetration and technology base in wireless enterprise products. Sparco revenues were approximately $2.8 million for the year ended December 31, 2009. The revenues and expenses of Sparco from the date of acquisition are included in the company’s financial results in the three and nine months ended September 30, 2010. The pro-forma affect on the financial results of the company as if the acquisition had taken place on January 1, 2009 is not significant.
Sparco has one location in San Antonio, Texas and leases a single facility with a term through September 2010 that was extended through December 2010. In July 2010, the company established a plan to integrate the Sparco operations into the company’s Bloomingdale, Illinois location. The company completed this integration in the third quarter 2010. The company will move the Sparco sales employees to a new leased facility in the first quarter 2011.
The consideration for Sparco was $2.5 million, consisting of $2.4 million in cash consideration and $0.1 million related to the company’s outstanding receivable balance from Sparco at the date of acquisition. Of the $2.4 million cash consideration, $2.1 million was payable to the Sparco shareholders and $0.3 million was used to discharge outstanding debt liabilities At September 30, 2010, approximately $0.2 million was due to the former Sparco shareholders, consisting of the final payment due related to the purchase price and an amount owed related to the opening cash balance. The $0.2 million due to the former Sparco shareholders is included in accrued liabilities at September 30, 2010.

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

Purchase of assets from Ascom Network Testing, Inc.
On December 30, 2009, the company entered into and closed an Asset Purchase Agreement (the “Ascom APA”) with Ascom Network Testing, Inc. (“Ascom”). Under the terms of the Ascom APA, the company acquired all of the assets related to Ascom’s scanning receiver business (“WTS scanning receivers”). The WTS scanning receiver business was a small part of Comarco’s WTS segment, a business that Ascom acquired in 2009. The WTS scanning receiver business has been integrated with the company’s scanning receiver operations in Germantown, Maryland. The WTS scanning receivers augment the company’s scanning receiver product line.
The parties also concurrently entered into a Transition Services Agreement (“TSA”). The TSA provided for Ascom to manufacture and assemble the scanner receiver products until the Ascom operations are integrated with the company’s own operations in its Germantown,

Maryland facility. The TSA period was from the date of the acquisition for a minimum period of nine months. The TSA was completed in August 2010. Per the Ascom APA, the company will fund the development of compatibility between its scanning receivers and Ascom’s benchmarking solution. WTS scanning receiver revenues for the year ended December 31, 2009 were approximately $1.4 million. The pro-forma affect on the financial results of the company as if the acquisition had taken place on January 1, 2009 is not significant.
The total cash consideration for the scanning receiver assets was $4.3 million paid at the close of the transaction and $0.2 million payable in two equal installments in December 2010 and December 2011. The cash consideration paid in connection with the acquisition was provided from the company’s existing cash. The $0.1 million fair value of the installment payment due in December 2010 is included in accrued liabilities at September 30, 2010 and December 31, 2009, respectively, and the $0.1 million fair value of the payment due in December 2011 is included in long-term liabilities at September 30, 2010 and December 31, 2009, respectively. The payments of $0.2 million are based upon achievement of certain revenue objectives. The company included the future payments due in the purchase price because it believes that the achievement of these objectives is more likely than not. The acquisition related costs for the Ascom purchase were not significant to the company’s consolidated financial statements.
The purchase price of $4.5 million for the scanning receiver assets of Ascom was allocated based on fair value: $0.3 million to net tangible assets, $3.8 million to customer relationships, $0.3 million to core technology and trade names, and $0.1 million to other intangible assets. The technology includes $0.2 million of in-process R&D related to long term evolution (“LTE”) scanner development. The projects related to the in-process research and development were completed in the third quarter of 2010. The tangible assets include inventory and warranty obligations. There was no goodwill recorded from this acquisition. The intangible assets are being amortized for book purposes and are tax deductible. The weighted average book amortization period of the intangible assets acquired is 5.7 years. The company estimated the fair value (and remaining useful lives) of the assets and liabilities.
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
5. Settlement with Wider Networks LLC
On December 9, 2009, the company settled its intellectual property dispute with Wider. The settlement agreement provided for a purchase of assets in the form of patented technology, trade names and trademarks, and exclusive distribution rights. The settlement gives the company another interference management product, suitable for certain markets, to distribute along side CLARIFY®. The company paid cash consideration of $0.8 million at the close of the transaction and will pay an additional $0.4 million in two equal installments in December 2010 and December 2011, respectively. The $0.2 million fair value of the installment payment due in December 2010 is included in accrued liabilities at September 30, 2010 and December 31, 2009, respectively, and the $0.2 million fair value of the payment due in December 2011 is included in long-term liabilities at September 30, 2010 and December 31, 2009, respectively. The fair value of the elements in the settlement agreement is approximately $1.2 million. The $1.2 million fair value of the assets purchased from Wider was allocated: $1.0 million to distribution rights and $0.2 million to core technology and trade names. The intangible assets are being amortized for book purposes and are tax deductible. The weighted average book amortization period of the intangible assets acquired is 5.7 years. The company estimated the fair value (and remaining useful lives) of the assets.
The following is the fair value of the assets acquired from Wider:

Intangible assets:
Distribution rights, net	$1,013
Core technology	127
Trade name	31

Total intangible assets	$1,171

6. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic Earnings Per Share computation:
Numerator:
Net loss	$(929)	$(755)	$(2,752)	$(3,911)
Denominator:
Common shares outstanding	17,360	17,559	17,463	17,573

Basic loss per share	$(0.05)	$(0.04)	$(0.16)	$(0.22)

Diluted Earnings Per Share computation:
Numerator:
Net loss	$(929)	$(755)	$(2,752)	$(3,911)
Denominator:
Common shares outstanding	17,360	17,559	17,463	17,573
Restricted shares subject to vesting	*	*	*	*
Common stock option grants	*	*	*	*

Diluted loss per share	$(0.05)	$(0.04)	$(0.16)	$(0.22)

*	As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 238,000 and 481,000 for the three and nine months ended September 30, 2010, respectively, and 279,000 and 274,000 for the three and nine months ended September 30, 2009, respectively, were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.
7. Stock-Based Compensation
The condensed consolidated statements of operations include $1.0 million and $3.5 million of stock compensation expense for the three and nine months ended September 30, 2010, respectively. Stock compensation expense for the three months ended September 30, 2010 consists of $0.7 million for restricted stock awards, $0.1 million for performance share awards, $0.1 million for stock option and stock purchase plan expenses and $0.1 million for stock bonuses. Stock compensation expense for the nine months ended September 30, 2010 consists of $2.6 million for restricted stock awards, $0.3 million for performance share awards, $0.2 million for stock option and stock purchase plan expenses, and $0.4 million for stock bonuses.
The condensed consolidated statements of operations include $0.7 million and $2.7 million of stock compensation expense for the three and nine months ended September 30, 2009, respectively. Stock compensation expense for the three months ended September 30, 2009 consists of $0.7 million of restricted stock awards and $0.1 million for stock option and stock purchase plan expenses offsetting $0.1 million expense reversal for stock bonuses. Stock compensation expense for the nine months ended September 30, 2009 consists of $2.4 million for restricted stock awards and $0.3 million for stock option expense and stock purchase plan expenses.
The company did not capitalize any stock compensation expense during the three and nine months ended September 30, 2010 or 2009, respectively.
Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenues	$81	$71	$337	$258
Research and development	164	146	518	490
Sales and marketing	238	112	719	399
General and administrative	485	374	1,901	1,523

Total	$968	$703	$3,475	$2,670

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
For the three months ended September 30, 2010, the company did not issue any restricted shares and recorded cancellations of 45,050 shares with grant date fair value of $0.3 million. For the nine months ended September 30, 2010, the company issued 743,250 shares of restricted stock with grant date fair value of $4.6 million and recorded cancellations of 122,800 shares with grant date fair value of $0.7 million.
For the three months ended September 30, 2010, 84,825 restricted shares vested with grant date fair value of $0.7 million and intrinsic value of $0.4 million. For the nine months ended September 30, 2010, 419,025 restricted shares vested with grant date fair value of $2.9 million and intrinsic value of $2.4 million.
For the three months ended September 30, 2009, the company issued 3,000 shares of restricted stock with grant date fair value of $17 and recorded cancellations of 14,305 shares with grant date fair value of $74. For the nine months ended September 30, 2009, the company issued 580,350 shares of restricted stock with grant date fair value of $2.4 million and recorded cancellations of 35,255 shares with grant date fair value of $0.3 million.
For the three months ended September 30, 2009, 10,675 restricted shares vested with grant date fair value of $116 and intrinsic value of $69. For the nine months ended September 30, 2009, 235,149 restricted shares vested with grant date fair value of $2.1 million and intrinsic value of $1.6 million.
At September 30, 2010, total unrecognized compensation expense related to restricted stock was approximately $5.4 million, net of forfeitures to be recognized through 2014 over a weighted average period of 1.7 years.

The following table summarizes restricted stock activity for the nine months ended September 30, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Restricted Stock Awards — December 31, 2009	1,146,431	$6.14
Shares awarded	743,250	6.19
Shares vested	(419,025)	7.00
Shares cancelled	(122,800)	5.65

Unvested Restricted Stock Awards — September 30, 2010	1,347,856	$5.95
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
The company issued 10,200 and 18,700 stock options during the three and nine months ended September 30, 2010, respectively. There were no exercises of options during the three months ended September 30, 2010. The company received $5 in proceeds from the exercise of 781 options during the nine months ended September 30, 2010. During the three and nine months ended September 30, 2010, respectively, 131,652 and 571,463 options were either forfeited or expired.
The company did not issue stock options and there were no stock option exercises during the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2009, respectively, 51,347 and 82,466 options were either forfeited or expired.
The company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	September 30,
	2010	2009
Weighted average fair value of options granted	$2.64	$—

Dividend yield	None	—
Risk-free interest rate	0.6%	—
Expected volatility	50%	—
Expected life (in years)	5.1	—
As of September 30, 2010, the unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $55, net of estimated forfeitures to be recognized through 2014 over a weighted average period of 1.4 years

The range of exercise prices for options outstanding and exercisable at September 30, 2010 was $5.50 to $12.16. The following table summarizes information about stock options outstanding under all stock plans at September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted-		Weighted
Range of	Number	Contractual Life	Average	Number	Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$5.50 — $7.20	218,970	4.65	$6.86	189,414	$6.96
7.27 — 7.84	191,686	2.17	7.52	189,738	7.52
7.85 — 8.00	195,916	2.27	7.95	195,916	7.95
8.07 — 8.76	186,249	4.77	8.56	183,780	8.56
8.84 — 9.16	284,127	4.73	9.09	284,127	9.09
9.19 — 10.25	189,983	4.94	9.70	179,416	9.70
10.46 — 10.65	34,608	5.46	10.56	33,996	10.56
10.70 — 10.70	100,000	3.26	10.70	100,000	10.70
10.72 — 11.38	218,870	3.37	11.12	218,870	11.12
11.55 — 12.16	86,900	2.71	11.82	86,900	11.82

$5.50 — $12.16	1,707,309	3.83	$9.03	1,662,157	$9.08
The intrinsic value and contractual life of the options outstanding and exercisable at September 30, 2010 were as follows:

	Weighted Average
	Contractual Life
	(years)	Intrinsic Value
Options Outstanding	3.83	$3
Options Exercisable	3.70	$0
The intrinsic value is based on the share price of $6.14 at September 30, 2010.
The following table summarizes the stock option activity for the nine months ended September 30, 2010:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at December 31, 2009	2,260,853	$9.80
Granted	18,700	6.12
Exercised	(781)	6.16
Expired or Cancelled	(560,791)	12.03
Forfeited	(10,672)	8.70

Outstanding at September 30, 2010	1,707,309	$9.03

Exercisable at September 30, 2010	1,662,157	$9.08
Performance Units
The company grants performance units to certain executive officers. Shares are earned upon achievement of defined performance goals such as revenue and earnings. Certain performance units granted are subject to a service period before vesting. The company recorded expense for the performance units in the three and nine months ended September 30, 2010 based on estimated achievement of the performance goals. The fair value of the performance units issued is based on the company’s stock price on the date the performance units are granted.
During the three months ended September 30, 2010, the company did not award any performance units and did not record any cancellations of performance units. During the nine months ended September 30, 2010, the company granted 100,000 performance units with a grant date fair value of $0.6 million and cancelled 11,830 performance units with a grant date fair value of $0.1 million. No performance shares vested during the three or nine months ended September 30, 2010.
During the three and nine months ended September 30, 2009, the company did not issue any performance units and did not record any cancellations of performance units. During the three months ended September 30, 2009, no performance shares vested. During the nine months ended September 30, 2009, 10,342 performance shares vested with a grant date fair value of $82 and intrinsic fair value of $50.
As of September 30, 2010, the unrecognized compensation expense related to the unvested portion of the company’s performance units was approximately $0.6 million, to be recognized through 2016 over a weighted average period of 2.3 years
The following table summarizes the performance share activity during the nine months ended September 30, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Performance Units — December 31, 2009	86,002	$9.65
Units awarded	100,000	6.22
Units vested	—	—
Units cancelled	(11,830)	9.52

Unvested Performance Units — September 30, 2010	174,172	$7.69
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
No time-based restricted stock units were granted in the three months ended September 30, 2010. The company granted 6,000 time-based restricted stock units with a grant date fair value of $37 to employees during the nine months ended September 30, 2010.
No time-based restricted stock units were granted in the three months ended September 30, 2009. The company granted 26,350 time-based restricted stock units with a grant date fair value of $179 to employees during the nine months ended September 30, 2009.
As of September 30, 2010, the unrecognized compensation expense related to the unvested portion of the company’s restricted stock units was approximately $47, to be recognized through 2014 over a weighted average period of 2.0 years

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Restricted Stock Units — December 31, 2009	2,500	$5.86
Units awarded	6,000	6.22
Units vested	—	—
Units cancelled	—	—

Unvested Restricted Stock Units — September 30, 2010	8,500	$6.11
Employee Stock Purchase Plan (“ESPP”)
The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is six months. The company received proceeds of $0.2 million from the issuance of 44,360 shares under the ESPP in February 2010 and received proceeds of $0.2 million from the issuance of 42,350 shares under the ESPP in February 2009. The company received proceeds of $0.2 million from the issuance of 49,296 shares under the Purchase Plan in August 2010 and received proceeds of $0.2 million from the issuance of 51,551 shares under the Purchase Plan in August 2009.
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

	September 30,
	2010	2009
Dividend yield	None	None
Risk-free interest rate	0.4%	0.6%
Expected volatility	49%	47%
Expected life (in years)	0.5	0.5
The risk-free interest rate was based on the U.S. Treasury yields with remaining term that approximates the expected life of the shares granted. The company uses a dividend yield of “None” in the valuation model for shares related to the Purchase Plan. The company has only paid one cash dividend in its history which was paid in May 2008. This special dividend was a partial distribution of the proceeds received from the sale of the company’s Mobility Solutions Group in January 2008. The company does not anticipate the payment of regular dividends in the future. The company calculates the volatility based on a five-year historical period of the company’s stock price. The expected life used is based on the length of the offering period.
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
Board of Director Equity Awards
Beginning in 2009, the Board of Directors elected to receive their annual equity award in the form of shares of the company’s stock or in shares of vested restricted stock units. These shares and restricted stock units are awarded annually in June. During the nine months ended September 30, 2010, 27,971 shares were awarded that vested immediately and 16,099 vested restricted stock units were awarded. During the nine months ended September 30, 2009, 21,326 shares were awarded that vested immediately and 22,458 vested restricted stock units were awarded.

Employee Withholding Taxes on Stock Awards
For ease in administering the issuance of stock awards, the company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. The company paid $0.8 million for withholding taxes related to stock awards during each of the nine months ended September 30, 2010 and 2009.
Stock Repurchases
The company repurchases shares of common stock under share repurchase programs authorized by the Board of Directors. All share repurchase programs are announced publicly. On November 21, 2008, the Board of Directors authorized the repurchase of shares up to a value of $5.0 million. At December 31, 2009, approximately $2.5 million in share value could still be purchased under this plan. In August 2010, the company reached the authorized value of $5.0 million under the November 2008 program. On August 4, 2010, the Board of Directors authorized the repurchase of shares up to an additional value of $5.0 million. As of September 30, 2010, the company has $3.9 million remaining under the August 2010 program.
The company repurchased 375,644 shares at an average price of $6.09 during the three months ended September 30, 2010, and repurchased 591,139 shares at an average price of $6.07 during the nine months ended September 30, 2010.
The company repurchased 152,747 shares at an average price of $6.12 during the three months ended September 30, 2009, and the company repurchased 271,251 shares at an average price of $5.58 during the nine months ended September 30, 2009.
Authorized Shares
On June 15, 2010, the company’s stockholders approved the amendment and restatement of the 1997 Stock Plan to, among other things increase the number of shares of common stock authorized for issuance under the 1997 Stock Plan. The company registered an additional 1,700,000 shares of its common stock under a Registration Statement on Form S-8 filed with the SEC on July 20, 2010.
8. Comprehensive Income
The following table provides the calculation of other comprehensive income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(929)	$(755)	$(2,752)	$(3,911)
Foreign currency translation adjustments	21	(4)	16	20
Unrealized gain on investments	—	(167)	—	122

Total comprehensive loss	$(908)	$(926)	$(2,736)	$(3,769)

9. Restructuring
The company incurred restructuring expenses of $0.1 million and $0.6 million for the three and nine months ended September 30, 2010, respectively. The company incurred restructuring expense of $0.1 million for the shutdown of Sparco operations in the third quarter 2010 and $0.5 million for its functional organization restructuring plan in the second quarter 2010. The company incurred restructuring expenses of $0 and $0.5 million for the three and nine months ended September 30, 2009, respectively. The restructuring liability was $0.2 million and $0 at September 30, 2010 and December 31, 2009, respectively.

2010 Restructuring Plans
Shutdown of Sparco operations
During the third quarter 2010, the company shutdown its Sparco operations in San Antonio, Texas and integrated these activities in its facility in Bloomingdale, Illinois. The restructuring plan consisted of the elimination of five positions. The company incurred restructuring expense of $0.1 million for severance, payroll benefits, and relocation costs. The company will move the Sparco sales employees to a new leased facility in the first quarter 2011.
Functional reorganization
During the second quarter 2010, the company reorganized from a business unit structure to a more streamlined functional organizational structure to implement the company’s mission. Jeff Miller, who previously led the company’s Antenna Products Group, was assigned to the position of Senior Vice President, Sales and Marketing. Tony Kobrinetz joined the company in April 2010 as Vice President, Technology and Operations. A restructuring plan was established to reduce the overhead and operating costs associated with operating distinct groups. The restructuring plan consisted of the elimination of nine positions. The company incurred restructuring expense of $0.5 million, which consisted of severance, payroll related benefits and placement services.
The following table summarizes the restructuring activity related to all plans during 2010 and the status of the reserves at September 30, 2010:

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Restructuring	Cash	September 30,
	2009	Expense	Payments	2010
Severance and employment related costs	$—	$527	$(397)	$130
Relocation Costs	—	58	(10)	48

	$—	$585	$(407)	$178

2009 Restructuring Plans
The restructuring expense incurred for the nine months ended September 30, 2010 includes $0.3 million for Bloomingdale antenna restructuring and $0.2 million for Wi-Sys restructuring. In order to reduce costs with the antenna operations in the Bloomingdale, Illinois location, the company terminated thirteen employees during the three months ended March 31, 2009 and terminated five additional employees during the three months ended June 30, 2009. The company recorded $0.3 million in restructuring expense for severance payments for these eighteen employees. During the second quarter of 2009, the company exited its Ottawa, Canada location related to the Wi-Sys acquisition and integrated their operations in its Bloomingdale, Illinois location. The restructuring expense of $0.2 million relates to employee severance, lease termination, and other shutdown costs.
10. Commitments and Contingencies
Leases
The company has operating leases for office facilities through 2013 and office equipment through 2014. The future minimum rental payments under these leases at September 30, 2010, are as follows:

Year	Amount
2010	$164
2011	643
2012	639
2013	125
2014	11

Future minumum lease payments	$1,582

The company does not have any capital leases.
Warranty Reserve and Sales Returns
The company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The company accrues for product returns based on historical sales and return trends. The company’s allowance for sales returns was $0.2 million at September 30, 2010 and December 31, 2009, respectively.
The company offers repair and replacement warranties of primarily two years for antennas products and one year for scanners and receivers. The company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.2 million at September 30, 2010 and December 31, 2009, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
Changes in the warranty reserves during the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended
	September 30,
	2010	2009
Beginning balance	$228	$193
Provisions for warranty	60	53
Consumption of reserves	(55)	(57)

Ending balance	$233	$189

11. Income Taxes
The company recorded an income tax benefit of $0.5 million and $1.6 million in the three and nine months ended September 30, 2010. This tax benefit for the nine months ended September 30, 2010 differs from the statutory rate of 35% by approximately 1% because of permanent tax differences and state and foreign taxes.
The company recorded a net income tax provision of $0.3 million and net income tax benefit of $1.0 million in the three and nine months ended September 30, 2009, respectively. The effective tax rate for the nine months ended September 30, 2009 differed from the statutory rate of 35% by approximately 15% because of permanent tax differences, foreign taxes and from revisions to the tax rates due to changes in income projections.
Significant management judgment is required to assess the likelihood that the company’s deferred tax assets will be recovered from future taxable income. The company maintains a valuation allowance of $0.6 million against deferred tax assets because of uncertainties regarding whether they will be realized.
The company’s gross unrecognized tax benefit was $1.1 million both at September 30, 2010 and December 31, 2009.
The company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The company’s federal and state income tax years with limited exceptions, are closed through 2007. The company does not believe that any of its tax positions will significantly change within the next twelve months.
The company classifies interest and penalties associated with the uncertain tax positions as a component of income tax expense. The company’s income tax expense for interest includes $20 and $0 for the nine months ended September 30, 2010 and 2009, respectively.
12. Customer and Geographic Information
The company operates in one segment and there are no operating segments aggregated for reporting purposes.
The company’s revenues to customers outside of the United States, as a percent of total revenues for the three and nine months ended September 30, 2010 and 2009, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Region	2010	2009	2010	2009
Europe, Middle East, & Africa	22%	26%	24%	25%
Asia Pacific	10%	9%	10%	15%
Other Americas	10%	8%	8%	7%

Total Foreign sales	42%	43%	42%	47%

Revenue from the company’s major customers representing 10% or more of total revenues for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2010	2009	2010	2009
Ascom	7%	9%	8%	10%
Ascom, from which the company acquired scanning receiver assets in December 2009, continues to purchase scanning receiver products from the company. Ascom acquired Comarco’s WTS business in January 2009. Comarco’s scanning receiver business was a small part of Comarco’s WTS segment.
13. Benefit Plans
Employee Benefit Plans
The company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The company may make discretionary contributions to the 401(k) plan. The company made employer contributions of $136 and $132 to the 401(k) plan for the three months ended September 30, 2010 and 2009, respectively. The company made employer contributions of $406 and $407 to the 401(k) plan for the nine months ended September 30, 2010 and 2009, respectively. The company also contributes to various retirement plans for foreign employees. The company made contributions to these plans of $22 and $16 for the three months ended September 30, 2010 and 2009, respectively. The company made contributions to these plans of $58 and $45 for the nine months ended September 30, 2010 and 2009, respectively.
Executive Deferred Compensation Plan
The company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses. In addition, the company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. The deferred compensation obligation included in Long-Term Liabilities in the condensed consolidated balance sheets was $1.1 million at September 30, 2010 and $0.9 million at December 31, 2009. The company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of these policies was $1.0 million and $0.9 million at September 30, 2010 and December 31, 2009, respectively. The cash surrender value of such policies is included in Other Non-Current Assets in the condensed consolidated balance sheets.

14. Stockholders’ Equity
The following table is a summary of the activity in stockholders’ equity during the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010	2009
Number of common shares outstanding:
Balance at beginning of period	18,494	18,236
Common stock repurchases	(591)	(271)
Stock-based compensation, net of taxes	601	693

Balance at end of period	18,504	18,658

Common stock:
Balance at beginning of period	$18	$18
Common stock repurchases	$(1)	$(1)
Stock-based compensation, net of taxes	1	1

Balance at end of period	$18	$18

Additional paid-in capital:
Balance at beginning of period	$138,141	$137,930
Stock-based compensation, net of taxes	3,135	2,330
Common stock repurchases	(3,588)	(1,515)
Tax effect from stock-based compensation	(229)	(192)

Balance at end of period	$137,459	$138,553

Accumulated deficit:
Balance at beginning of period	$(17,122)	$(12,639)
Net loss	(2,752)	(3,911)

Balance at end of period	$(19,874)	$(16,550)

Accumulated other comprehensive income:
Balance at beginning of period	$31	$9
Foreign translation	16	20
Unrealized gain on investments	—	122

Balance at end of period	$47	$151

Total stockholders’ equity	$117,650	$122,172

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2009 contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2010. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs, expenses and revenue mix. These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar import. Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements.
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
On January 12, 2010, we acquired Sparco Technologies, Inc. (“Sparco”), a San Antonio, Texas based company that specializes in selling value-added Wireless Local Area Network (“WLAN”) products and services to the enterprise, education, hospitality, and healthcare markets. Sparco’s product line includes antennas for WLAN, National Electrical Manufacturers Association (“NEMA”) enclosures and mounting accessories, site survey tools, and amplifiers. With this acquisition, we extended our product offering, channel penetration and technology base in wireless enterprise products. In July 2010, we established a plan to integrate the Sparco operations in our Bloomingdale, Illinois location. We completed this integration in the third quarter 2010.
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
While we have both scanning receiver and antenna product lines, we operate in one business segment. The product lines share sufficient management and resources that the financial reporting upon which the Chief Operating Decision Maker (“CODM”) relies upon for allocating resources and assessing performance, is based on company-wide data. Beginning in 2009, we re-evaluated the internal financial reporting process in which the CODM no longer reviews the financial information for Licensing, a reporting segment that licensed an intellectual property portfolio in the area of analog modem technology. As of June 30, 2009, the revenues and cash flows associated with this reporting segment were substantially complete.

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
Results of Operations
Three and nine months ended September 30, 2010 and 2009
(in thousands except as otherwise noted)
Revenues

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenue	$17,314	$13,709	$50,694	$41,216
Percent change from year ago period	26.3%	(31.8)%	23.0%	(29.7)%
Revenues increased 26.3% in the three months ended September 30, 2010 and 23.0% in the nine months ended September 30, 2010 compared to the same periods in 2009. In the three months ended September 30, 2010 versus the comparable period in the prior year, approximately 26% of the percentage change was attributable to antennas and approximately -1% of the percentage change was attributable to scanning receivers. In the nine months ended September 30, 2010 versus the comparable period in the prior year, approximately 21% of the increase was attributable to antennas and 2% was attributable to scanning receivers. Revenue from our acquisitions as well as organic growth contributed to the increases in revenue in both the three and nine months ended September 30, 2010. The improvement in antenna revenues for the three and nine months ended September 30, 2010 compared to the same periods in 2009 reflects significantly stronger volume in our targeted vertical markets. Antenna sales improved to both our large distributors and to OEM resellers of our antennas. In the three months ended September 30, 2010, our scanning receiver revenues saw a modest decline in sales through its OEM test and measurement resellers compared with the same period in 2009, which decline was primarily related to the delay in commercial deployment of long term evolution (“LTE”) equipment.
Gross Profit

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Gross profit	$7,013	$6,426	$22,346	$19,155
Percentage of revenue	40.5%	46.9%	44.1%	46.5%
Percent of revenue change from year ago period	(6.4)%	(0.7)%	(2.4)%	(1.3)%
Gross margin of 40.5% in the three months ended September 30, 2010 was 6.4% lower than the comparable period in fiscal 2009. Gross margin of 44.1% in the nine months ended September 30, 2010 was 2.4% lower than the comparable period in fiscal 2009. Approximately 4% of the percentage change in the three months ended September 30, 2010 versus the comparable period in the prior year was related to the relative revenue performance of our lower margin antenna products versus our higher margin scanning receiver products, with the remaining 2% as a result of pricing pressure experienced in the OEM scanning receiver channel. For the nine months ended September 30, 2010, approximately 2% of the percentage change is related to the relative revenue performance of our lower margin antenna products versus our higher margin scanning receiver products.

Research and Development

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Research and development	$2,955	$2,673	$9,128	$8,010
Percentage of revenues	17.1%	19.5%	18.0%	19.4%
Percent change from year ago period	10.5%	3.2%	14.0%	8.4%
Research and development expenses increased approximately $0.3 million and $1.1 million for the three and nine months ended September 30, 2010, respectively, compared to the comparable periods in 2009. The increases are related to investments in scanning receiver development. For the three months ended September 30, 2010 compared to the same period in 2009, approximately one-third of the increase is related to the acquisition of the Ascom scanning receiver business. For the nine months ended September 30, 2010 compared to the same period in 2009, approximately one-half of the increase is related to the acquisition of the Ascom scanning receiver business. The remainder for each period is attributable to continued investment in the new scanning receiver platform which is in beta stage and being evaluated by key customers. We anticipate that this investment will moderate over the next three quarters.
Sales and Marketing

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Sales and marketing	$2,548	$1,845	$7,332	$5,841
Percentage of revenues	14.7%	13.5%	14.5%	14.2%
Percent change from year ago period	38.1%	(27.4)%	25.5%	(28.6)%
Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.
Sales and marketing expenses increased approximately $0.7 million and $1.5 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in fiscal 2009. The increases for each period were due to investments in ongoing Sparco operations, investments in reaching vertical markets, and commissions and variable compensation related to higher revenues.
General and Administrative

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
General and administrative	$2,171	$2,169	$7,648	$7,245
Percentage of revenues	12.5%	15.8%	15.1%	17.6%
Percent change from year ago period	0.1%	(17.2)%	5.6%	(13.5)%
General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.
General and administrative expenses are about the same for the three months ended September 30, 2010 compared to the same period in fiscal 2009. General and administrative expenses increased approximately $0.4 million for the nine months ended September 30, 2010 compared to the same period in 2009. This expense increase is due to $0.4 million higher stock-based compensation expense for employees in general and administrative functions and $0.2 million of cash-based incentive compensation expenses, offsetting $0.2 million of reductions in corporate and other administrative costs.

Amortization of Other Intangible Assets

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Amortization of other intangible assets	$742	$553	$2,281	$1,660
Percentage of revenues	4.3%	4.0%	4.5%	4.0%
Amortization increased approximately $0.2 million in the three months ended September 30, 2010 compared to the same period in 2009 due to $0.4 million of additional amortization of intangible assets from acquisitions in December 2009 and the first quarter 2010, offsetting $0.2 million lower amortization related to the intangible assets acquired from MAXRAD, Inc. (“MAXRAD”) in 2004. Amortization increased approximately $0.6 million in the nine months ended September 30, 2010 compared to the same period in 2009 due to $1.2 million of additional amortization of intangible assets from acquisitions in December 2009 and the first quarter 2010, offsetting $0.6 million lower amortization related to the intangible assets acquired from MAXRAD in 2004. Certain intangible assets of MAXRAD were fully amortized as of December 31, 2009. The additional amortization relates to intangible assets acquired from Sparco in January 2010, Ascom in December 2009 and from the Wider settlement in December 2009.
Restructuring Charges

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Restructuring charges	$95	$—	$585	$494
Percentage of revenues	0.5%	—	1.2%	1.2%
During the three months ended September 30, 2010, we incurred $0.1 million for restructuring expenses related to shutdown of our Sparco operations. During the nine months ended September 30, 2010, we incurred $0.6 million of restructuring expense consisting of $0.1 million for the shutdown of Sparco operations and $0.5 related to our functional reorganization.
During the third quarter 2010, we shutdown our Sparco operations in San Antonio, Texas and integrated these activities in our Bloomingdale, Illinois facility. The restructuring plan consisted of the elimination of five positions. We incurred restructuring expense of $0.1 million for severance, payroll benefits, and relocation costs.
During the second quarter 2010, we reorganized from a business unit structure to a more streamlined functional organizational structure to implement our mission. Jeff Miller, who previously led our Antenna Products Group, was assigned to the position of Senior Vice President, Sales and Marketing. Tony Kobrinetz joined us in April 2010 as Vice President, Technology and Operations. A restructuring plan was established to reduce the overhead and operating costs associated with operating distinct groups. The restructuring plan consisted of the elimination of nine positions. The restructuring expense of $0.5 million consists of severance, payroll related benefits and placement services.
There were no restructuring charges incurred during the three months ended September 30, 2009. During the nine months ended September 30, 2009, we recorded $0.2 million expense related to Wi-Sys restructuring and $0.3 million expense related to antenna operations. In order to reduce costs with the antenna operations in the Bloomingdale, Illinois location, we terminated eighteen employees in the first quarter 2009.
Impairment of Goodwill

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Impairment of goodwill	$—	$—	$—	$1,485
Percentage of revenues	—	—	—	3.6%
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

Loss on sale of product lines and related note receivable

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Loss on sale of product lines and related	$—	$—	$—	$454
note receivable
Percentage of revenues	—	—	—	1.1%
At June 30, 2009, we reserved for the $0.5 million receivable balance from SWTS due to uncertainty of collection. The reserve was recorded as a loss on sale of product line and related note receivable in the condensed consolidated statements of operations. The related note was formally written-off and cancelled on March 4, 2010.
Royalties

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Royalties	$—	$—	$—	$400
Percentage of revenues	—	—	—	1.0%
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
Other Income, Net

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Other income, net	$77	$375	$323	$742
Percentage of revenues	0.4%	2.7%	0.6%	1.8%
Other income, net consists primarily of interest income and foreign exchange gains and losses. Other income, net decreased in the three and nine months ended September 30, 2010 compared to the comparable periods in 2009 due to lower interest income and because 2009 included realized gains from liquidations of our positions in the Columbia Strategic Cash Portfolio (“CSCP”) a Bank of America affiliated fund. Our foreign exchange gains or losses were approximately $0 in the three months ended September 30, 2010 and 2009, respectively. In the nine months ended September 30, 2010 and 2009, we recorded foreign exchange losses of $23 and $34, respectively.
Provision (benefit) for Income Taxes

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Provision (benefit) for income taxes	$(492)	$316	$(1,553)	$(981)
Effective tax rate	34.6%	(72.0)%	36.1%	20.1%

The effective tax rate for the three and nine months ended September 30, 2010 differed from the statutory rate of 35% by approximately 1%, respectively because of permanent differences and foreign and state taxes.
The effective tax rate for the three and nine months ended September 30, 2009 differed from the statutory rate of 35% by approximately 107% and 15% because of permanent tax differences, foreign taxes and from revisions to the tax rates due to changes in income projections.
We maintain valuation allowances due to uncertainties regarding realizability. At September 30, 2010 and December 31, 2009, respectively, we had a $0.6 million valuation allowance on our deferred tax assets. The valuation allowance relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.
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
Stock-based compensation expense
The condensed consolidated statements of operations include $1.0 million and $3.5 million of stock compensation expense for the three and nine months ended September 30, 2010, respectively. Stock compensation expense for the three months ended September 30, 2010 consists of $0.7 million for restricted stock awards, $0.1 million for performance share awards, $0.1 million for stock option and stock purchase plan expenses and $0.1 million for stock bonuses. Stock compensation expense for the nine months ended September 30, 2010 consists of $2.6 million for restricted stock awards, $0.3 million for performance share awards, $0.2 million for stock option and stock purchase plan expenses, and $0.4 million for stock bonuses.
The condensed consolidated statements of operations include $0.7 million and $2.7 million of stock compensation expense for the three and nine months ended September 30, 2009, respectively. Stock compensation expense for the three months ended September 30, 2009 consists of $0.7 million of restricted stock awards and $0.1 million for stock option and stock purchase plan expenses offsetting $0.1 million expense reversal for stock bonuses. Stock compensation expense for the nine months ended September 30, 2009 consists of $2.4 million for restricted stock awards and $0.3 million for stock option expense and stock purchase plan expenses.
Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenues	$81	$71	$337	$258
Research and development	164	146	518	490
Sales and marketing	238	112	719	399
General and administrative	485	374	1,901	1,523

Total	$968	$703	$3,475	$2,670

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2010	2009
Net loss	$(2,752)	$(3,911)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	6,719	6,963
Changes in operating assets and liabilities	(1,767)	1,312

Net cash provided by operating activities	2,200	4,364
Net cash used in investing activities	(7,586)	(5,465)
Net cash used in financing activities	(3,120)	(1,088)

	September 30,	December 31,
	2010	2009
Cash and cash equivalents at the end of period	$27,051	$35,543
Short-term investments at the end of period	38,073	27,896
Long-term investments at the end of period	6,559	12,135
Working capital at the end of period	$81,596	$78,889
Liquidity and Capital Resources Overview
At September 30, 2010, our cash and investments were approximately $71.7 million and we had working capital of $81.6 million. The decrease in cash and investments of $3.9 million at September 30, 2010 compared to December 31, 2009 is due to $2.1 million of cash used for the acquisition of Sparco, $3.6 million used for common stock repurchases, and $0.9 million in cash used for capital expenditures, net of $2.2 million cash flow from operations and $0.5 million of cash provided by proceeds from issuance of our common stock.
Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. Due to our increased revenues in the first nine months of 2010, accounts receivable increased, resulting in a net use of funds of $1.8 million from our balance sheet during the first nine months of 2010.
Within investing activities, capital spending historically ranges between 2% and 5% of our revenues. The primary use of capital is for manufacturing and development engineering requirements. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balance from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.
Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through our Employee Stock Purchase Plan (“ESPP”) and have historically used funds to repurchase shares of our common stock through our share repurchase programs. Whether this activity results in our being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year. Because our stock price was within a historically low price range, we used $3.6 million in cash to repurchase approximately 376,000 shares in the three months ended September 30, 2010.
Operating Activities:
Operating activities provided $2.2 million of cash during the nine months ended September 30, 2010. During the nine months ended September 30, 2010, the income statement provided $4.0 million, offsetting $1.8 million of cash used by the balance sheet. Increases in accounts receivable of $2.4 million and inventories of $1.8 million offset increases in accounts payable and accrued liabilities of $2.2 million and $1.2 million, respectively. The accounts receivable increase is due to an increase in revenues in the quarter ended September 30, 2010 compared to the quarter ended December 31, 2009 and because of the timing of the revenues within each quarter. Revenues increased $2.5 million during the three months ended September 30, 2010 compared to the three months ended December 31, 2009. Our accounts payable and accrued liabilities increased due to increased inventory receipts and bonus accruals. Our inventory purchases were higher at the end of the quarter ended September 30, 2010 in order to meet our customer demand. The accruals at September 30, 2010 include estimates for bonuses under our 2010 short-term incentive plan (“STIP”). There were no bonus accruals at December 31, 2009 because we did not pay out any bonuses as we did not meet the financial objectives under our 2009 STIP.
Operating activities provided $4.4 million of net cash during the nine months ended September 30, 2009 primarily due to a net contraction in the balance sheet. Reduction in accounts receivables provided $2.8 million in funds. The net receivable reduction at September 30, 2009 compared to December 31, 2008 was attributable to a $4.6 million decrease in revenues during the three months ended September 30, 2009 compared to the three months ended December 31, 2008. Payments of accounts payable and accrued liabilities used $1.2 million and $2.4 million of cash, respectively, during the nine months ended September 30, 2009. Our accrued liabilities declined due to payment of year end 2008 bonuses and commissions in the first quarter 2009. Accounts payable were lower due at September 30, 2009 compared to December 31, 2008 because we reduced our inventory purchases due to the decline in revenues.
Investing Activities:
Our investing activities used $7.6 million of cash during the nine months ended September 30, 2010. We used $2.1 million for the acquisition of Sparco in January 2010 and $0.9 million for capital expenditures. This rate of capital expenditures in relation to revenues for the nine months ended September 30, 2010 was at the low end of our historical range. We also used net $4.6 million on short and long-term investments. During the nine months ended September 30, 2010, redemptions and maturities of our investments in short-term bonds provided $17.7 million in funds and we rotated $22.3 million of cash into new short-term and long-term bonds.
Our investing activities used $5.5 million of cash during the nine months ended September 30, 2009. We rotated $21.3 million of cash into short and long term investments. We also used $2.3 million for the acquisition of Wi-Sys in January 2009. Redemptions and maturities of short-term investments during the nine months ended September 30, 2009 included $7.0 million from our shares in the CSCP and $11.6 million from maturities and redemptions of pre-refunded municipal and U.S. Government Agency bonds. For the nine months ended September 30, 2009, our capital expenditures were $0.9 million. The rate of capital expenditures in relation to revenues for the nine months ended September 30, 2009 is below our historical range.
Financing Activities:
Our financing activities used $3.1 million of cash during the nine months ended September 30, 2010. We used $3.6 million to repurchase our common stock under share repurchase programs and we received approximately $0.5 million from shares purchased through the ESPP.
Cash flow from financing activities used $1.1 million in the nine months ended September 30, 2009. We used $1.5 million to repurchase our common stock under share repurchase programs and we received $0.4 million from shares purchased through the ESPP.
Contractual Obligations and Commercial Commitments
As of September 30, 2010, we had operating lease obligations of approximately $1.6 million through 2014. Operating lease obligations consist of $1.4 million for facility lease obligations and $0.2 million for office equipment leases. Our lease obligations were $1.7 million at December 31, 2009.
With the acquisition of Sparco in January 2010, we assumed a lease for a facility with 6,300 square feet of distribution and sales office space. In the second quarter 2010, we established a plan to move the Sparco operations from San Antonio, Texas to our facility in Bloomingdale, Illinois. Prior to the expiration of the original lease term in September 2010, we extended the lease term through December 31, 2010. We plan to move the Sparco sales personnel to a smaller leased space for the Sparco sales personnel.
In June 2010, we entered into an office lease in Beijing, China for antenna engineering. The term of the lease agreement is through May 2013.
We had purchase obligations of $5.0 million and $7.4 million at September 30, 2010 and December 31, 2009, respectively. These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet. We had a liability of $0.8 million related to income tax uncertainties at September 30, 2010 and December 31, 2009. We do not know when this obligation will be paid.

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
Item 3: Quantitative and Qualitative Disclosures about Market Risk
See our 2009 Annual Report on Form 10-K (Item 7A). As of September 30, 2010, there were no material changes in this information.
Item 4: Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission rules and forms.
There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II Other Information
Item 1: Legal Proceedings
None.
Item 1A: Risk Factors
There have been no material changes with respect to the risk factors as previously disclosed in our 2009 Annual Report on Form 10-K.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Approximate Dollar Value
	Total Number		Shares Purchased	Value of Shares That
	of Shares	Average Price	as Part of Publicly	May Yet be Purchased
Period	Purchased	per Share	Announced Programs	Under the Programs
July 1, 2010 — July 31, 2010	21,900	$6.35	675,808	$1,052,570
August 1, 2010 — August 31, 2010	270,544	$6.04	946,352	$4,418,797
September 1, 2010 — September 30, 2010	83,200	$6.20	1,029,552	$3,902,805
On November 21, 2008, our Board of Directors authorized the repurchase of shares up to a value of $5.0 million. In August 2010, we reached the authorized value under the November 2008 plan. On August 4, 2010, our Board of Directors authorized the repurchase of shares up to an additional value of $5.0 million. As of September 30, 2010, we have $3.9 million remaining to be purchased under the August 2010 program.
Item 3: Defaults Upon Senior Securities
None.

Item 4: Removed and Reserved
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

Date: November 9, 2010

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