Form 10-K
period 2010-12-31
PC TEL INC
filed 2011-03-16
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on the Company’s website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was acquired to submit and post such files) ).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☑

As of June 30, 2010, the last business day of Registrant’s most recently completed second fiscal quarter, there were 18,917,259 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the NASDAQ Global Market on June 30, 2010) was approximately $95,342,985. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, par value $.001 per share	18,210,433 as of March 1, 2011

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of Registrant’s definitive Proxy Statement relating to its 2011 Annual Stockholders’ Meeting to be held on June 8, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K. The Company intends to file its Proxy Statement within 120 days of its fiscal year end.

PCTEL, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2010

i

PART I

Item 1:	Business

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words “believe”, “expect”, “anticipate” and other similar expressions generally identify forward-looking statements. Investors in the registrant’s common stock are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from the historical results or currently anticipated results.

Overview

PCTEL is a global leader in propagation and optimization solutions for the wireless industry. The company designs and develops software-based radios (scanning receivers) for wireless network optimization and develops and distributes innovative antenna solutions. Additionally, the Company has licensed its intellectual property, principally related to a discontinued modem business, to semiconductor, PC manufacturers, modem suppliers, and others.

While we have both scanning receiver and antenna product lines, we operate in one business segment. The product lines share sufficient management and resources that the financial reporting, upon which the Chief Operating Decision Maker (“CODM”) relies for allocating resources and assessing performance, is based on company-wide data. In the continuing operations for the year ended December 31, 2008 we had a reporting segment that licensed an intellectual property portfolio in the area of analog modem technology. However, as of June 30, 2009, the revenues and cash flows associated with Licensing were substantially complete, and the CODM ceased reviewing the financial information for Licensing. The Company, therefore, determined to cease treating licensing of such intellectual property as a separate business segment.

PCTEL was incorporated in California in 1994 and reincorporated in Delaware in 1998. Our principal executive offices are located at 471 Brighton Drive, Bloomingdale, Illinois 60108. Our telephone number at that address is (630) 372-6800 and our website is www.pctel.com. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K.

Antenna Products

PCTEL’s MAXRAD®, Bluewavetm and Wi-Systm antenna solutions address public safety, military, and government applications; supervisory control and data acquisition (“SCADA”), health care, energy, smart grid and agricultural applications; indoor wireless, wireless backhaul, and cellular applications. Revenue growth for antenna products is driven by emerging wireless applications in these markets. Our portfolio includes a broad range of worldwide interoperability for microwave access (“WiMAX”) antennas, land mobile radio (“LMR”) antennas, and precision global positioning systems (“GPS”) antennas that serve innovative applications in telemetry, radio frequency identification (“RFID”), WiFi, fleet management, and mesh networks. Our antenna products are primarily sold through distributors and original equipment manufacturer (“OEM”) equipment providers.

We established our current antenna product portfolio with a series of acquisitions. In 2004 we acquired MAXRAD, Inc. (“MAXRAD”) as well as certain product lines from Andrew Corporation (“Andrew”), which established our core product offerings in WiFi, LMR and GPS. Over the next several years the Company added additional capabilities within those product lines and additional markets with the acquisitions of products from Bluewave Antenna Systems, Ltd (“Bluewave”) in 2008, Wi-Sys Communications, Inc (“Wi-Sys”) in 2009, and Sparco Technologies, Inc. (“Sparco”) in 2010. Our WiMAX antenna products were developed and brought to market through our ongoing operations.

In 2005, the Company purchased Sigma Wireless Technologies Limited (“Sigma”), an Irish company, in an attempt to enter the universal mobile telecommunications systems (“UMTS”) cellular antenna market. We exited those operations in 2007 and sold off the remaining assets in 2008.

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

Scanning Receivers

PCTEL is a leading supplier of high-speed, multi-standard, demodulating receivers and test and measurement solutions to the wireless industry worldwide. The Company’s SeeGull® scanning receivers, receiver-based products and CLARIFY® interference management solutions are used to measure, monitor and optimize cellular networks. Revenue growth for scanning receiver and interference management products is driven by the deployment of new wireless technology and the need for wireless networks to be tuned and reconfigured on a regular basis. PCTEL develops and supports scanning receivers for LTE, EVDO, CDMA, WCDMA, GSM, TD-SCDMA, and WiMAX networks. Our scanning receiver products are sold primarily through test and measurement value added resellers and to a lesser extent directly to network operators.

We established our scanning receiver product portfolio in 2003 with the acquisition of certain assets of Dynamic Telecommunications, Inc. (“DTI”). In 2009, the Company acquired the scanning receiver business from Ascom Network Testing, Inc (“Ascom”) as well as the exclusive distribution rights and patented technology for Wider Network’s (“Wider”) network interference products.

Competitors for these products are OEM’s such as JDS Uniphase, Rohde and Schwarz, Anritzu, Panasonic, and Berkley Varitronics.

Other Business Activities and Developments

On January 5, 2011, the Company formed PCTEL Secure LLC (“PCTEL Secure”), a joint venture limited liability company with Eclipse Design Technologies, Inc. The Company contributed $2.5 million in cash on this date in return for 51% ownership of PCTEL Secure. The joint venture will provide engineering services and design platforms that enable secure applications.

On January 4, 2008, we sold our Mobility Solutions Group (“MSG”) to Smith Micro Software, Inc. (NASDAQ: SMSI) (“Smith Micro”). MSG produced mobility software products for Wi-Fi, cellular, IP Multimedia Subsystem (“IMS”), and wired applications. As required by GAAP, the consolidated financial statements separately reflect the MSG operations as discontinued operations for all periods presented.

Major Customers

One customer has accounted for revenue greater than 10% during the last three fiscal years as follows:

	Years Ended
	December 31,
Customer	2010	2009	2008

Ascom	10%	10%	11%

Ascom, from which we acquired scanning receiver assets in December 2009, continues to purchase scanning receiver products from us. Ascom acquired Comarco’s WTS business in January 2009. Comarco’s scanning receiver business (“WTS scanners receivers”) was a small part of Comarco’s WTS segment.

International Activities

The following table shows the percentage of revenues from domestic and foreign sales of our continuing operations during the last three fiscal years:

	Years Ended December 31,
Region	2010	2009	2008

Europe, Middle East, & Africa	24%	25%	25%
Asia Pacific	11%	14%	12%
Other Americas	9%	7%	8%

Total Foreign sales	44%	46%	45%

Total Domestic sales	56%	54%	55%

	100%	100%	100%

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

Research and development expenses include costs for hardware and related software development, prototyping, certification and pre-production costs. We spent approximately $11.8 million, $10.7 million, and $10.0 million in our continuing operations for the fiscal years 2010, 2009, and 2008, respectively, in research and development.

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

Our marketing strategy is focused on building market awareness and acceptance of our new products. The marketing organization also provides a wide range of programs, materials and events to support the sales organization. We spent approximately $10.1 million, $7.7 million, and $10.5 million in our continuing operations for fiscal years 2010, 2009, and 2008, respectively, for sales and marketing support.

As of December 31, 2010, we employed 48 individuals as employees or consultants in sales and marketing in North America, Europe, Asia, and in Latin America. We employed 37 and 40 individuals as employees or consultants in sales and marketing at December 31, 2009 and 2008, respectively.

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

Employees

As of December 31, 2010, we had 345 full-time equivalent employees, consisting of 201 in operations, 48 in sales and marketing, 65 in research and development, and 31 in general and administrative functions. Total full-time equivalent employees in continuing operations were 326 and 348 at December 31, 2009 and 2008, respectively. Headcount increased by 19 at December 31, 2010 from December 31, 2009 primarily because of increases in employees in sales and marketing and operations. None of our employees are represented by a labor union. We consider employee relations to be good.

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

Challenging economic conditions worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the wireless industry at large, resulting in:

•	reduced demand for our products as a result of continued constraints on corporate spending by our customers,

•	increased price competition for our products,

•	risk of excess and obsolete inventory,

•	risk of supply constraints,

•	risk of excess facilities and manufacturing capacity, and

•	higher costs as a percentage of revenue and higher interest expense.

The world has experienced a global macroeconomic downturn, and if global economic and market conditions remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

Our future success depends on our ability to develop and successfully introduce new and enhanced products for the wireless market that meet the needs of our customers.

Our revenue depends on our ability to anticipate our existing and prospective customers’ needs and develop products that address those needs. Our future success will depend on our ability to introduce new products for the wireless market, anticipate improvements and enhancements in wireless technology and wireless standards, and to develop products that are competitive in the rapidly changing wireless industry. Introduction of new products and product enhancements will require coordination of our efforts with those of our customers, suppliers, and manufacturers to rapidly achieve volume production. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our operating results will be materially and adversely affected and our business and prospects will be harmed. We cannot assure that product introductions will meet the anticipated release schedules or that our wireless products will be competitive in the market. Furthermore, given the emerging nature of the wireless market, there can be no assurance our products and technology will not be rendered obsolete by alternative or competing technologies.

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

Depending on the mix of our product sold, our gross profit could vary from quarter to quarter. In addition, due in part to the competitive pricing pressures that affect our products and in part to increasing component and manufacturing costs, we expect gross profit from both existing and future products to decrease over time. A variance or decrease of our gross profit could have a negative impact on our financial results and cause our net income to decline.

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

We generally rely on independent companies to manufacture, assemble and test our products. If these companies do not meet their commitments to us, or if our own assembly operations are impaired, our ability to sell products to our customers would be impaired.

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

We assemble our antenna products in our facilities located in Illinois and China. We may experience delays, disruptions, capacity constraints or quality control problems at our assembly facilities, which could result in lower yields or delays of product shipments to our customers. In addition, we are having a number of our antenna products manufactured in China via contract manufacturers. Any disruption of our own or contract manufacturers’ operations could cause us to delay product shipments, which would negatively impact our sales, competitive reputation and position. In addition, if we do not accurately forecast demand for our products, we will have excess or insufficient parts to build our products, either of which could seriously affect our operating results.

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

Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of December 31, 2010, we employed a total of 65 people in our research and development department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

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

In recent years, there has been significant litigation in the United States involving intellectual property rights. We expect potential claims in the future, including with respect to our wireless business. Intellectual property claims against us, and any resulting lawsuits, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These claims, regardless of their merits or outcome, would likely be time-consuming and expensive to resolve and could divert management’s time and attention. This could have a material and adverse effect on our business, results of operation, financial condition and prospects. Any intellectual property litigation disputes related to our wireless business could also force us to do one or more of the following:

•	cease selling, incorporating or using technology, products or services that incorporate the disputed intellectual property,

•	obtain from the holder of the disputed intellectual property a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all, or

•	redesign those products or services that incorporate the disputed intellectual property, which could result in substantial unanticipated development expenses.

If we are subject to a successful claim of infringement related to our wireless intellectual property and we fail to develop non-infringing intellectual property or license the infringed intellectual property on acceptable terms and on a timely basis, operating results could decline, and our ability to grow and sustain our wireless business could be materially and adversely affected. As a result, our business, financial condition, results of operation and prospects could be impaired.

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

To date, we have not been made aware of any significant failures in our products. However, despite testing by us and by current and potential customers, errors may be found in new products after commencement of commercial shipments, which could result in loss of revenue, loss of customers or delay in market acceptance, any of which could adversely affect our business, operating results, and financial condition. We cannot assure that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our products will be sufficient to avoid failures in our products that result in delays in product shipment, replacement costs or potential damage to our reputation, any of which could harm our business, operating results and financial condition.

Conducting business in foreign countries involve additional risks.

A substantial portion of our manufacturing, research and development, and marketing activities is conducted outside the United States, including the United Kingdom, Israel, Hong Kong, and China. There are a number of risks inherent in doing business in foreign countries, including: unfavorable political or economic factors; unexpected legal or regulatory changes; lack of sufficient protection for intellectual property rights; difficulties in recruiting and retaining personnel and managing international operations; and less developed infrastructure. If we are unable to manage successfully these and other risks pertaining to our international activities, our operating results, cash flows and financial position could be materially and adversely affected.

Our financial position and results of operations may be adversely affected if tax authorities challenge us and the tax challenges result in unfavorable outcomes.

We currently have international subsidiaries located in China, United Kingdom, and Israel as well as an international branch office located in Hong Kong. The complexities resulting from operating in several different tax jurisdictions increase our exposure to worldwide tax challenges. In the event a review of our tax filings results in unfavorable adjustments to our tax returns, our operating results, cash flows and financial position could be materially and adversely affected.

Conducting business in international markets involves foreign exchange rate exposure that may lead to reduced profitability.

We have current operations in United Kingdom, Israel, Hong Kong, and China. Fluctuations in the value of the U.S. dollar relative to other currencies may impact our revenues, cost of revenues and operating margins and may result in foreign currency translation gains and losses.

Risks Related to Our Industry

Our industry is characterized by rapidly changing technologies. If we are not successful in responding to rapidly changing technologies, our products may become obsolete and we may not be able to compete effectively.

We must continue to evaluate, develop and introduce technologically advanced products that will position us for possible growth in the wireless market. If we are not successful in doing so, our products may not be accepted in the market or may become obsolete and we may not be able to compete effectively.

Changes in laws or regulations, in particular future FCC Regulations or international regulations affecting the broadband market, internet service providers, or the communications industry, could negatively affect our ability to develop new technologies or sell new products and, therefore, reduce our profitability.

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

Risks Related to our Common Stock

The trading price of our stock price may be volatile based on a number of factors, many of which are not in our control.

The trading price of our common stock has been highly volatile. The common stock price fluctuated from a low of $4.88 to a high of $7.07 during 2010. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

•	adverse change in domestic or global economic conditions, including the current economic crisis,

•	announcements of technological innovations,

•	new products or services offered by us or our competitors,

•	actual or anticipated variations in quarterly operating results,

•	changes in financial estimates by securities analysts,

•	conditions or trends in our industry,

•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

•	additions or departures of key personnel,

•	mergers and acquisitions, and

•	sales of common stock by our stockholders or us or repurchases by us.

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

Provisions in our charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction that our stockholders may favor. Specifically, our charter documents do not permit stockholders to act by written consent, do not permit stockholders to call a stockholders meeting, and provide for a classified board of directors, which means stockholders can only elect, or remove, a limited number of our directors in any given year. These provisions could have the effect of discouraging others from making tender offers for our shares, and as a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts and may prevent stockholders from reselling their shares at or above the price at which they purchased their shares. These provisions may also prevent changes in our management that our stockholders may favor.

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

If we are unable to successfully maintain processes and procedures required by the Sarbanes-Oxley Act of 2002, to achieve and maintain effective internal control over our financial reporting, our ability to provide reliable and timely financial reports could be harmed and our stock price could be adversely affected.

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

Item 1B:	Unresolved Staff Comments

None

Item 2:	Properties

The following table lists our main facilities:

			Lease Term
Location	Square feet	Owned/Leased	Beginning	Ending	Purpose

Bloomingdale, Illinois	75,517	Owned	N/A	N/A	antennas & corporate functions
Germantown, Maryland	20,704	Leased	2006	2013	scanning receiver products
Tianjin, China	14,747	Leased	2009	2012	antenna assembly
Beijing. China	5,393	Leased	2010	2013	research and development
San Antonio, Texas	4,159	Leased	2011	2016	sales office

New facilities

With the acquisition of Sparco, we assumed a lease for a 6,300 square foot facility used for operations and sales activities in San Antonio, Texas. We integrated the Sparco manufacturing and distribution operations in our Bloomingdale, Illinois facility in the third quarter 2010. When the Sparco lease terminated in January 2011, we moved the Sparco sales offices to a new location in San Antonio, Texas. The new sales office lease agreement terminates in June 2016.

In June 2010, we entered into an office lease for an antenna engineering in facility in Beijing, China. The term of the lease is through June 2013.

Terminated facility leases

We terminated a sales office lease in Sweden in January 2010.

All properties are in good condition and are suitable for the purposes for which they are used. We believe that we have adequate space for our current needs.

Item 3:	Legal Proceedings

None

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

	High	Low

Fiscal 2010:
Fourth Quarter	$6.49	$5.72
Third Quarter	$6.69	$4.88
Second Quarter	$7.07	$5.04
First Quarter	$6.59	$5.72
Fiscal 2009:
Fourth Quarter	$6.60	$5.27
Third Quarter	$6.80	$4.88
Second Quarter	$6.44	$4.20
First Quarter	$7.19	$3.83

The closing sale price of our common stock as reported on the NASDAQ Global Market on March 1, 2011 was $7.43 per share. As of that date there were 46 holders of record of the common stock. A substantially greater number of holders of the common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Five-Year Cumulative Total Return Comparison

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, this Company performance graph shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference in any such filings.

The graph below compares the annual percentage change in the cumulative return to our stockholders with the cumulative return of the NASDAQ Composite Index and the S&P Information Technology Index for the period beginning December 31, 2005 and ending December 31, 2010. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN *
Among PCTEL, Inc., The NASDAQ Composite Index
And The S&P Information Technology Index

* $100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Dividends

We paid one cash dividend in our history in May 2008. This special dividend of $10.3 million was a partial distribution of the proceeds received from the January 2008 sale of MSG. We do not anticipate the payment of regular dividends in the future.

Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

The following table provides the activity of our repurchase program during the three months ended December 31, 2010 (in thousand, except per share amounts):

			Total Number of	Approximate Dollar Value
	Total Number		Shares Purchased	Value of Shares That May
	of Shares	Average Price	as Part of Publicly	Yet be Purchased
Period	Purchased	per Share	Announced Programs	Under the Programs

October 1, 2010 — October 31, 2010	—	—	1,029,552	$3,902,805
November 1, 2010 — November 30, 2010	162,467	$6.27	1,192,019	$2,884,483
December 1, 2010 — December 31, 2010	50,880	$6.39	1,242,899	$2,559,381

We repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. All share repurchase programs are announced publicly. On November 21, 2008, the Board of Directors authorized the repurchase of shares up to a value of $5.0 million. In August 2010, we reached the authorized value limit under the November 2008 plan. On August 4, 2010, our Board of Directors authorized the repurchase of shares up to an additional value of $5.0 million. As of December 31, 2010, we have $2.6 million remaining to be purchased under the August 2010 program.

Item 6:	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2010, 2009, and 2008 and the balance sheet data as of December 31, 2010 and 2009 are derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007, and 2006 are derived from audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues	$69,254	$56,002	$76,927	$69,888	$76,768
Cost of revenues	38,142	29,883	40,390	37,827	39,929

Gross profit	31,112	26,119	36,537	32,061	36,839

Operating expenses:
Research and development	11,777	10,723	9,976	9,605	9,169
Sales and marketing	10,095	7,725	10,515	10,723	10,993
General and administrative	10,224	9,674	10,736	12,652	13,068
Amortization of other intangible assets	2,934	2,225	2,062	1,987	3,593
Restructuring charges	931	493	353	2,038	389
Impairment of goodwill and other intangible assets	1,084	1,485	16,735	—	20,349
Loss on sale of product lines and related note receivable	—	379	882	—	—
Royalties	—	(400)	(800)	(1,000)	(1,000)

Total operating expenses	37,045	32,304	50,459	36,005	56,561

Operating loss from continuing operations	(5,933)	(6,185)	(13,922)	(3,944)	(19,722)
Other income, net	602	919	85	2,831	3,303

Loss from continuing operations before benefit
for income taxes and discontinued operations	(5,331)	(5,266)	(13,837)	(1,113)	(16,419)
Benefit for income taxes	(1,875)	(783)	(14,996)	(7,226)	(5,371)

Net income (loss) from continuing operations	(3,456)	(4,483)	1,159	6,113	(11,048)
Net Income (loss) from discontinued operations, net of tax provision	—	—	37,138	(82)	1,029

Net income (loss)	$(3,456)	$(4,483)	$38,297	$6,031	$(10,019)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$(0.20)	$(0.26)	$0.06	$0.29	$(0.53)
Net income (loss) from discontinued operations	—	—	$1.94	—	$0.05
Net income (loss)	$(0.20)	$(0.26)	$2.00	$0.29	$(0.48)
Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$(0.20)	$(0.26)	$0.06	$0.29	$(0.53)
Net income (loss) from discontinued operations	—	—	$1.93	—	$0.05
Net income (loss)	$(0.20)	$(0.26)	$1.99	$0.28 *	$(0.48)
Dividends per common share	—	—	$0.50	—	—
Shares used in computing basic earnings (loss) per share	17,408	17,542	19,158	20,897	20,810
Shares used in computing diluted earnings (loss) per share	17,408	17,542	19,249	21,424	20,810
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$61,144	$63,439	$62,601	$65,575	$70,771
Working capital	78,860	78,889	82,046	85,449	84,779
Total assets	130,565	129,218	135,506	135,879	132,617
Total stockholders’ equity	116,655	121,068	125,318	124,567	120,693

* EPS numbers not additive due to rounding

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words “believe”, “expect”, “anticipate” and other similar expressions generally identify forward-looking statements. Investors in the registrant’s common stock are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from the historical results or currently anticipated results. Investors should carefully review the information contained in “Item 1A: Risk Factors” and elsewhere in, or incorporated by reference into, this report.

Our 2010 revenues increased by $13.3 million, or 23.7%, to $69.3 million as compared to 2009, primarily due to overall improvements in the global economy and the resulting increase in spending by our customers. We recorded an operating loss of $5.9 million in 2010, $0.3 million lower than the operating loss recorded in 2009. The improvement in our operating loss was due an increase in our gross profit of $5.0 million, offsetting increased operating expenses of $4.7 million. We recorded a net loss of $3.5 million in 2010 compared to a net loss of $4.5 million for 2009. Our loss before taxes was approximately $5.3 million in both 2010 and 2009, but because of a higher tax benefit of $1.1 million in 2010 compared to 2009, our net loss improved by approximately $1.0 in 2010 compared to 2009.

Introduction

PCTEL is a global leader in propagation and optimization solutions for the wireless industry. We design and develop software-based radios (scanning receivers) for wireless network optimization and develop and distribute innovative antenna solutions. Additionally, we have licensed our intellectual property, principally related to a discontinued modem business, to semiconductor, PC manufacturers, modem suppliers, and others.

Revenue growth for antenna products is driven by emerging wireless applications in the following markets: public safety, military, and government applications; SCADA, health care, energy, smart grid and agricultural applications; indoor wireless, wireless backhaul, and cellular applications. Revenue growth for scanning receiver and interference management products is driven by the deployment of new wireless technology and the need for wireless networks to be tuned and reconfigured on a regular basis.

We have an intellectual property portfolio related to antennas, the mounting of antennas, and scanning receivers. These patents are being held for defensive purposes and are not part of an active licensing program.

While we have both scanning receiver and antenna product lines, we operate in one business segment. The product lines share sufficient management and resources that the financial reporting, upon which the CODM relies for allocating resources and assessing performance, is based on company-wide data. In the continuing operations for the year ended December 31, 2008 we had a reporting segment that licensed an intellectual property portfolio in the area of analog modem technology. However, as of June 30, 2009, the revenues and cash flows associated with Licensing were substantially complete, and the CODM ceased reviewing the financial information for Licensing. The Company, therefore, determined to cease treating licensing of such intellectual property as a separate business segment.

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

Results of Operations for Continuing Operations

Years ended December 31, 2010, 2009 and 2008 (All amounts in tables, other than percentages, are in thousands)

Revenues

	2010	2009	2008

Revenues	$69,254	$56,002	$76,927
Percent change from prior year	23.7%	(27.2)%	10.1%

Revenues were approximately $69.3 million for the year ended December 31, 2010, an increase of 23.7% from the prior year. In the year ended December 31, 2010 versus the prior year, approximately 20% of the increase in revenues is attributable to antennas and approximately 4% of the increase in revenues is attributable to scanning receivers. Revenue from our acquisitions as well as organic growth contributed to the increases in revenues. The improvement in antenna revenues in 2010 compared to 2009 reflects significantly stronger volume in our targeted vertical markets. Antenna sales improved to both our large distributors and to OEM resellers of our antennas. The increase in revenues of our scanning receivers in 2010 was primarily due to a general recovery in wireless test and measurement spending levels. We saw sales increases through our value added resellers, such as Ascom, Anite plc, and SwissQual AG.

Revenues were approximately $56.0 million for the year ended December 31, 2009, a decrease of 27.2% from the prior year. In the year ended December 31, 2009 versus the prior year, approximately 17% of the decline is attributable to antennas and approximately 10% of the decline is attributable to scanning receivers. Antenna revenues were lower in both our distribution and OEM channels, reflecting particular softness in land mobile radio systems, delays in the mobile WiMAX rollout, and defense related antenna sales. Scanning receiver revenues were lower due to reduced capital expenditures levels worldwide and due to delays in carrier spending caused by the transition from Evolution Data Optimized (“EVDO”) to the LTE technology standard for communication networks.

Gross Profit

	2010	2009	2008

Gross profit	$31,112	$26,119	$36,537
Percentage of revenues	44.9%	46.6%	47.5%
Percent change from prior year	(1.7)%	(0.9)%	1.6%

Gross profit as a percentage of total revenue was 44.9% in 2010 compared to 46.6% in 2009 and 47.5% in 2008. The margin percentage decrease is related to the relative revenue performance of our lower margin antenna products versus our higher margin scanning receiver products. Lower product margin contributed 0.3% of the margin percentage decrease and product mix contributed 1.4% of the margin percentage decrease for the year ended December 31, 2010 compared to the year ended December 31, 2009.

The gross margin percentage decrease in 2009 reflects the cost of lower overall volume over our fixed costs. Scanning receivers contributed approximately 0.5% of the margin percentage decrease and antennas contributed approximately 0.4% of the margin percentage decrease for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Research and Development

	2010	2009	2008

Research and development	$11,777	$10,723	$9,976
Percentage of revenues	17.0%	19.1%	13.0%
Percent change from prior year	9.8%	7.5%	3.9%

Research and development expenses increased $1.1 million from 2009 to 2010. In 2010, expenses increased $0.5 million related to the acquisition of the Ascom scanning receiver business and $0.6 million for product development, primarily for the launch of our MX scanning receiver platform.

Research and development expenses increased $0.7 million from 2008 to 2009. Expenses were higher in 2009 compared to the prior year because we invested in the development of MX scanning receiver platform and because we incurred expense for the integration of the antenna product lines acquired from Wi-Sys in January 2009.

We had 65, 75, and 67 full-time equivalent employees from continuing operations in research and development at December 31, 2010, 2009, and 2008, respectively.

Sales and Marketing

	2010	2009	2008

Sales and marketing	$10,095	$7,725	$10,515
Percentage of revenues	14.6%	13.8%	13.7%
Percent change from prior year	30.7%	(26.5)%	(1.9)%

Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

Sales and marketing expenses increased $2.4 million from 2009 to 2010. Sales and marketing expenses increased due to $0.7 million related to acquisition of Sparco, $0.6 million for increases in commissions and variable compensation related to higher revenues, and $1.1 million related to vertical markets and other sales investments.

Sales and marketing expenses decreased $2.8 million from 2008 to 2009 due to full year impact of headcount reductions and office closures in several unproductive international sales offices and due to lower commissions to sales people and manufacturers representatives. The headcount reductions occurred in the third and fourth quarters of 2008.

We had 48, 37, and 40 full-time equivalent employees from continuing operations in sales and marketing at December 31, 2010, 2009, and 2008, respectively.

General and Administrative

	2010	2009	2008

General and administrative	$10,224	$9,674	$10,736
Percentage of revenues	14.8%	17.3%	14.0%
Percent change from prior year	5.7%	(9.9)%	(15.1)%

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses increased $0.6 million from 2009 to 2010. This expense increase includes $0.7 million for higher stock-based compensation expense for employees in general and administrative functions and $0.4 million expense for the 2010 short-term incentive plan, offsetting reductions of $0.2 for legal expenses and $0.3 million for corporate and other administrative costs.

General and administrative expenses decreased $1.1 million from 2008 to 2009. The expense decrease was due to $0.7 million lower stock compensation expense for employees in general and administrative functions and $0.4 million due to net corporate cost reductions.

We had 31, 34, and 36 full-time equivalent employees in general and administrative functions at December 31, 2010, 2009, and 2008, respectively.

Amortization of Other Intangible Assets

	2010	2009	2008

Amortization of other intangible assets	$2,934	$2,225	$2,062
Percentage of revenues	4.2%	4.0%	2.7%

The amortization of other intangible assets relates to our acquisitions from 2003 through 2010. Amortization expense increased by $0.7 million in 2010 compared to 2009 due to $1.5 million of additional amortization expense from our acquisitions in 2009 and 2010, offsetting $0.8 million of lower amortization expense because assets from the MAXRAD acquisition and from the product lines acquired from Andrew became fully amortized in 2010. The additional amortization expense of $1.5 million in 2010 consists of $0.7 million related to the assets acquired from Ascom in December 2009, $0.6 million related to the assets acquired from Sparco in January 2010, and $0.2 million related to the assets acquired as part of the settlement of the intellectual property dispute with Wider in December 2009. At December 31, 2010 we also impaired certain intangible assets related to the Ascom acquisition and the Wider settlement. See the impairment of goodwill and other intangible assets in Item 7 for additional information.

Amortization expense increased by $0.2 million in 2009 compared to 2008 due to additional amortization expense related to the acquisition of the product lines from Bluewave in March 2008 and the acquisition of Wi-Sys in January 2009

Restructuring Charges

	2010	2009	2008

Restructuring charges	$931	$493	$353
Percentage of revenues	1.3%	0.9%	0.5%

The 2010 restructuring expense consists of $0.8 million related to our functional reorganization and $0.1 million for the shutdown and relocation of our Sparco operations. During the second quarter 2010, we reorganized from a business unit structure to a more streamlined functional organizational structure to implement our mission. Mr. Jeff Miller, who previously led our Antenna Products Group, was assigned to the position of Senior Vice President, Sales and Marketing. Mr. Anthony Kobrinetz joined us in April 2010 as Vice President, Technology and Operations. A restructuring plan was established to reduce the overhead and operating costs associated with operating distinct groups. The restructuring plan consisted of the elimination of twelve positions. The restructuring expense of $0.8 million includes severance, payroll related benefits and placement services. During the third quarter 2010, we shutdown our Sparco operations other than our sales office in San Antonio, Texas and integrated these manufacturing and distribution activities in our Bloomingdale, Illinois facility. The restructuring plan consisted of the elimination of five positions. We incurred restructuring expense of $0.1 million for severance, payroll benefits, and other relocation costs during 2010.

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

The 2008 restructuring expense includes $0.3 million for corporate overhead restructuring and $0.1 million for international sales office restructuring. In the first quarter of 2008, we incurred restructuring expense of $0.3 million for employee severance costs related to reductions in corporate overhead. In November 2008, we announced the closure of our sales office in New Delhi, India, effective December 2008. We incurred restructuring charges of $0.1 million for severance payouts and lease obligations.

Impairment of Goodwill and Other Intangible Assets

	2010	2009	2008

Impairment of goodwill and other intangible assets	$1,084	$1,485	$16,735
Percentage of revenues	1.6%	2.7%	21.8%

In December 2010, we recorded an impairment of other intangible assets of $1.1 million. The impairment expense included $0.9 million for an impairment of the distribution rights and trade name acquired in the Wider settlement, and $0.2 million for a partial impairment of the technology and non-compete agreements acquired from Ascom. The 2010 revenues resulting from the products acquired from Ascom and the products related to the settlement with Wider were significantly lower than our revenue projections used in the original accounting valuations. We considered these revenue variances as a triggering event that the carrying value of the long lived intangible assets subject to amortization may not be fully recoverable and may be less than the fair value at December 31, 2010.

In March 2009, we recorded goodwill impairment of $1.5 million. The goodwill impairment includes $0.4 million of goodwill remaining from our Licensing business and $1.1 million in goodwill recorded with the Wi-Sys acquisition in January 2009. We tested our goodwill for impairment because our market capitalization was below our book value at March 31, 2009. We considered this market capitalization deficit as a triggering event.

In 2008, we recorded a goodwill impairment of $16.7 million based on the results from our annual test of goodwill impairment.

See the discussion of this goodwill impairment within the critical accounting estimates section of Item 7.

Loss on Sale of Product Lines and Related Note Receivable

	2010	2009	2008

Loss on sale of product lines and related note receivable	$—	$379	$882
Percentage of revenues	—	0.7%	1.1%

In 2009, we reserved for a $0.4 million outstanding receivable balance from SWTS due to uncertainty of collection. The reserve was recorded as a loss on sale of product line and related note receivable in the consolidated statements of operations. The related note was formally written-off and cancelled on March 4, 2010.

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

Royalties

	2010	2009	2008

Royalties	$—	$400	$800
Percentage of revenues	—	0.7%	1.0%

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

Other Income, Net

	2010	2009	2008

Other income, net	$602	$919	$85
Percentage of revenues	0.9%	1.6%	0.1%

Other income, net, consists of interest income, investment gains and losses, foreign exchange gains and losses, interest expense, and miscellaneous income. For the year ended December 31, 2010, other income, net consisted of approximately $0.4 million of interest income, approximately $0.3 million of miscellaneous income, and foreign exchange losses of $42. The miscellaneous income is primarily related to the write-off of contingent consideration associated with the Ascom acquisition. The liabilities related to revenue targets in 2010 and 2011. The revenue target for 2010 was not met, and as of December 31, 2010, we determined that the revenue target for 2011 would more than likely not be met.

For the year ended December 31, 2009, other income, net consisted of approximately $.06 million of interest income, approximately $0.3 million on realized investment gains, and foreign exchange losses of $57. The realized gains were from liquidations of our positions in the Columbia Strategic Cash Portfolio fund with Bank of America (“CSCP”). We recorded investment gains from the CSCP of $0.3 million in the year ended December 31, 2009 and investment losses from the CSCP of $2.4 million in the year ended December 31, 2008. The CSCP fund was closed to new subscriptions or redemptions in December 2007, resulting in our inability to immediately redeem our investments for cash. The fund was fully liquidated in December 2009.

For the year ended December 31, 2008, other income, net consisted of approximately $2.6 million, investment losses from the CSCP of approximately $2.4 million, and foreign exchange losses of $136. Interest income declined in 2010 compared to both 2009 due to lower interest rates and interest income declined in 2009 compared to 2008 due to lower interest rates and lower average cash balances.

Benefit for Income Taxes

	2010	2009	2008

Benefit for income taxes	$1,875	$783	$14,996
Effective tax rate	35.2%	14.9%	108.4%

The effective tax rate was approximately equal to the Federal statutory rate of 35% during 2010. The effective tax rate differed from the statutory Federal rate of 35% by approximately 20% during 2009 primarily due to foreign taxes, a rate change to our deferred tax assets, and the non-tax deductibility for the Wi-Sys goodwill impairment. These items accounted for 6%, 6%, and 8% of this rate difference, respectively. Our statutory rate is 35% because we paid U.S. taxes in 2008 at the 35% rate, and we will carry back our 2009 tax losses against the 2008 taxes paid.

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

At December 31, 2010, we net deferred tax assets of $10.7 million and a valuation allowance of $0.7 million against the deferred tax assets. We maintain a valuation allowance due to uncertainties regarding realizability. The valuation allowance at December 31, 2010 relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income, and the carryback available to offset against prior year gains. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance.

Net Income from Discontinued Operations, Net of Tax Provision

	2010	2009	2008

Net income from discontinued operations, net of tax provision	$—	$—	$37,138

In January 2008, we completed the sale of our MSG division to Smith Micro in accordance with an Asset Purchase Agreement (the “Smith Micro APA”) entered into between Smith Micro and us and publicly announced on December 10, 2007. Under the terms of the Smith Micro APA, Smith Micro purchased substantially all of the assets of the MSG division for total consideration of $59.7 million in cash. In the transaction, we retained the accounts receivable, non customer-related accrued expenses and accounts payable of the division. Substantially all of the employees of MSG continued as employees of Smith Micro in connection with the completion of the acquisition. The results of operations of MSG have been classified as discontinued operations.

The sale of MSG in January 2008 qualified as a discontinued operation for the year ended December 31, 2008. The results of MSG have been excluded from our continuing operations and reported separately as discontinued operations. See also Note 3 in the notes to the consolidated financial statements for additional information on discontinued operations.

Discontinued operations for the year ended December 31, 2008 included the gain on the sale of MSG of $60.3 million in addition to net loss from operations of $0.3 million and income tax expense of $22.8 million. The loss of $82 from discontinued operations in 2007 included the full year of revenues and expenses. The expenses included $0.8 million in costs for professional services in the fourth quarter 2007 associated with the sale of MSG. There was no activity related to discontinued operations in 2009 or 2010.

Liquidity and Capital Resources

	Years Ended December 31,
	2010	2009	2008

Net (loss) income from continuing operations	$(3,456)	$(4,483)	$1,159
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	9,718	8,202	25,254
Changes in operating assets and liabilities	(2,910)	4,171	(3,425)

Net cash provided by operating activities	3,352	7,890	22,988
Net cash used in investing activities	(10,465)	(15,060)	(2,290)
Net cash used in financing activities	(4,463)	(2,082)	(40,916)
Net cash provided by discontinued operations	—	—	38,477
Cash and cash equivalents at the end of the year	$23,998	$35,543	$44,766
Short-term investments at the end of the year	37,146	27,896	17,835
Long-term investments at the end of the year	9,802	12,135	15,258
Short-term borrowings at the end of the year	—	—	—
Working capital at the end of the year	$78,860	$78,889	$82,046

Liquidity and Capital Resources Overview

At December 31, 2010, our cash and investments were approximately $70.9 million, of which $9.8 million are classified as long term assets as they have maturities from 13 to 24 months, and we had working capital of approximately $78.9 million. Our primary source of liquidity is cash provided by operations, with short term swings in liquidity supported by a significant balance of cash and short-term investments. The balance has fluctuated with cash from operations, acquisitions and divestitures, and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. We expect this historical trend to continue in the future. Fiscal year 2009 was an exception as we generated operating funds from the balance sheet as working capital declined with revenues.

Within investing activities, capital spending historically ranges between 3% and 5% of our revenue. The primary use of capital is for manufacturing and development engineering requirements. We historically have significant transfers between investments and cash as we rotate our large cash and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and investments from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through our employee stock purchase plan (“ESPP”) and used funds to repurchase shares of our common stock through our share repurchase programs. Whether this activity results in our being a net user of funds versus a net generator of funds largely depends on our stock price during any given year.

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

Operating Activities:

We generated $3.4 million of funds from operating activities for the year ended December 31, 2010. The income statement was a net generator of $6.3 million of funds and changes in the balance sheet was a net user of $2.9 million of funds. The increase in accounts receivable accounted for a use of $3.9 million in funds primarily because revenues increased $3.7 million in the fourth quarter 2010 compared to the fourth quarter 2009. We generated funds of $1.7 million and $3.2 million from increases in accounts payable and accrued liabilities, respectively. Our accounts payable increased due to higher inventory purchases in 2010 and our accrued liabilities increased due to higher accruals for bonuses and sales commissions. We increased our inventory purchases during 2010 because of the increase in revenues.

We generated $7.9 million of funds from operating activities for the year ended December 31, 2009. The income statement was a net generator of $3.7 million of funds and changes in the balance sheet provided $4.2 million of funds. Despite lower revenues in 2009, we generated cash from operations because we reduced our cash expenditures and working capital requirements. The decline in accounts receivable accounted for a source of $4.6 million in funds primarily because revenues declined $3.5 million in the fourth quarter 2009 compared to the fourth quarter 2008. We used funds of $0.4 million and $2.5 million of cash for accounts payable and accrued liabilities. Our accounts payable declined due to lower inventory purchases and our accrued liabilities declined in 2009 due to reductions in bonuses and sales commission. We lowered our inventory purchases during 2009 to correspond to the decline in revenues. We had no expense in 2009 for cash bonuses under our Short-Term Incentive Plan and we also had lower sales commissions in 2009 because of lower revenues.

We generated $23.0 million of funds from operating activities for the year ended December 31, 2008. The income statement was a net generator of $26.4 million of funds and the balance sheet was a net user of $3.4 million of funds. The net collection of accounts receivables provided cash of $2.1 million and an increase in accounts payable provided cash of $1.5 million during 2008. The receivable collections included $1.9 million of MSG accounts receivables from December 31, 2007 that were retained by us. We used cash of $1.3 million on increases in inventories and $1.6 million on decreases in other accrued liabilities. The increase in inventories was due to purchases in the fourth quarter 2008 to meet our customer commitments. The decrease in accrued liabilities is primarily due to payments for professional services incurred in December 2007 for the MSG sale.

Investing Activities:

Our investing activities used $10.5 million of cash during the year ended December 31, 2010. We used $2.1 million for the acquisition of Sparco in January 2010. We rotated $66.0 million of cash into short and long-term investments during the year ended December 31, 2010. Redemptions and maturities of our investments in pre-refunded municipal bonds, U.S. Government Agency bonds, and corporate bonds provided $59.1 million of cash during the year ended December 31, 2010. For the year ended December 31, 2010, our capital expenditures were $1.3 million. The rate of capital expenditures in relation to revenues for the year ended December 31, 2010 is below the low end of our historical range. In 2011, we are implementing a new enterprise resource planning (“ERP”) system. We expect to spend approximately $2.0 million on the new system that will standardize and upgrade our business information systems.

Our investing activities used $15.1 million of cash during the year ended December 31, 2009. We used $6.5 million for the acquisitions of Wi-Sys in January 2009 and for the scanning receiver assets from Ascom in December 2009. We also used $0.8 million for the settlement with Wider in December 2009. We rotated $31.8 million of cash into short and long-term investments during the year ended December 31, 2009. Redemptions and maturities of short-term investments provided $25.2 million of cash during the year ended December 31, 2009. The redemptions included $8.6 million from our shares in the CSCP and $16.6 million from maturities and redemptions of pre-refunded municipal and U.S. Government Agency bonds. For the year ended December 31, 2009, our capital expenditures were $1.5 million. The rate of capital expenditures in relation to revenues for the year ended December 31, 2009 is at the low end of our historical range.

We used $2.3 million for investing activities during the year ended December 31, 2008. Redemptions from the CSCP provided $28.0 million in funds and we rotated $24.5 million to other short-term and long-term investments. During the year ended December 31, 2008, we used $3.9 million for the purchase of assets from Bluewave in March 2008 and $2.7 million for capital expenditures. Our 2008 capital expenditures included $0.6 million for a new China design center. The China design center represents expansion of our antenna engineering capacity. In 2008, we received $0.8 million from the sale and related royalties of our modem business to Conexant in 2003.

Financing Activities:

Our financing activities used $4.5 million in cash during the year ended December 31, 2010. We used $4.9 million to repurchase our common stock under share repurchase programs and we received $0.4 million from shares purchased through the ESPP.

Our financing activities used $2.1 million in cash during the year ended December 31, 2009. We used $2.5 million to repurchase our common stock under share repurchase programs and we received $0.4 million from shares purchased through the ESPP.

Our financing activities used $40.9 million of funds during the year ended December 31, 2008. We used $34.2 million to repurchase our common stock under share repurchase programs and we used $10.3 million for a $0.50 per share special cash dividend. We generated $2.2 million from the proceeds from the sale of common stock related to stock option exercises and shares purchased through the ESPP. Tax benefits from stock compensation and proceeds from the sale of common stock related to stock option exercises and shares purchased through the ESPP generated $1.4 million. In April 2008, we used $0.1 million to repay a short-term loan for our Tianjin, China subsidiary.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at December 31, 2010 for office and product assembly facility leases, office equipment leases and purchase obligations, and the effect such obligations are expected to have on the liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Operating leases:
Facility(a)	$1,725	$646	$946	$133	$0
Equipment(b)	138	42	96	—	—
Purchase obligations(c)	5,265	5,265	—	—	—

Total	$7,128	$5,953	$1,042	$133	$0

(a)	Future payments for the lease of office and production facilities.

(b)	Future payments for the lease of office equipment.

(c)	Includes purchase orders or contracts for the purchase of inventory, as well as for other goods and services, in the ordinary course of business, and excludes the balances for purchases currently recognized as liabilities on the balance sheet.

We also have a liability related to uncertain positions for Income Taxes of $1.2 million at December 31, 2010. We do not know when this obligation will be paid.

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

Excess and Obsolete Inventory

We maintain reserves to reduce the value of inventory to the lower of cost or market and reserves for excess and obsolete inventory. Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage. Obsolete reserves are based on our identification of inventory where carrying value is above net realizable value. These reserves are based on our estimates and judgments regarding sales volumes, utilization, and product mix. We believe that the estimates used are appropriate, but differences in actual experience or changes in estimates may affect future results.

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

Our continuing operations have international subsidiaries located in China, United Kingdom, and Israel as well as an international branch office located in Hong Kong. The complexities brought on by operating in several different tax jurisdictions inevitably lead to an increased exposure to worldwide taxes. Should review of the tax filings result in unfavorable adjustments to our tax returns, the operating results, cash flows, and financial position could be materially and adversely affected.

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

Variable Interest Entities

We consolidate variable interest entities (“VIE”) when we are the primary beneficiary. During 2008 and 2009, we evaluated the SWTS entity to determine if SWTS was a variable interest entity. Our evaluation of SWTS included assumptions on revenue and cash flows. At December 31, 2009 and 2008, respectively, we concluded that SWTS was a variable interest entity but we were not its primary beneficiary and in March 2010, our note receivable from SWTS was formally written-off and cancelled. As of March 2010, we have no relationship with SWTS.

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

Since we had no goodwill in 2010, a review of goodwill for impairment was not required. We performed reviews of goodwill for impairment in 2009 and 2008.

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

Step Two — Reconciliation of Reporting Units Fair Value to PCTEL’s Market Capitalization

The market capitalization at March 31, 2009 was $81.0 million, to which a $6.5 million control premium (6%) was added based on the DCF of our after-tax costs of being a public company to arrive at the market capitalization plus control premium of $87.5 million. Based on the reconciliation between BTG’s fair value and the Adjusted Market Capitalization, a negative Adjusted Market Capitalization variation condition existed at March 31, 2009. We concluded that the full amount of the goodwill was impaired at March 31, 2009. We recorded an impairment charge for $1.1 million.

At March 31, 2009, the undiscounted cash flows of the Licensing unit were lower than the carrying amount of the net book value of the Licensing unit. We recorded impairment for the remaining $0.4 million of goodwill from our Licensing unit.

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

Step Two — Reconciliation of Reporting Units Fair Value to PCTEL’s Market Capitalization

The market capitalization at October 31, 2008 was $107.2 million to which a $6.5 million control premium (6%) was added based on the DCF of our after-tax costs of being a public company to arrive at the market capitalization plus control premium of $113.7 million. We considered whether the market capitalization at October 31st was appropriate for use in the “step one” calculation as the market capitalization for the six months prior to the annual test date averaged $184.1 million. We concluded that the market had not reflected the economic recession outlook in its stock price prior to October 2008. The average market capitalization for the months of October 2008 through January 2009 averaged $113.7 million, which indicates that the decline in market capitalization in October 2008 is other than temporary. Therefore the October 31st market capitalization was used. Based on the reconciliation between BTG’s fair value and the Adjusted Market Capitalization, a negative Adjusted Market Capitalization variation condition existed in 2008. As a result of our lower market capitalization in 2008, we recorded an impairment charge for $16.7 million. The goodwill impairment of $16.7 million was 100% of the goodwill associated with BTG.

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

Impairment Reviews of Definite-Lived Intangible Assets

Management reviews definite-lived intangible assets, investments and other long-lived assets for fair value when events or changes in circumstances indicate that their carrying values may not be fully recoverable. This analysis differs from our goodwill analysis in that a definite-lived intangible asset impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets being evaluated is less than the carrying value of the assets. The estimate of long-term cash flows includes long-term forecasts of revenue growth, gross margins, and operating expenses. All of these items require significant judgment and assumptions. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than the carrying amount. Changes in the estimates of forecasted cash flows may cause additional asset impairments, which could result in charges that are material to our results of operations.

2010 Analysis

We conducted a long-lived asset impairment analysis in the fourth quarter of 2010 because the 2010 revenues resulting from the products acquired from Ascom and the products related to the settlement with Wider were significantly lower than our revenue projections used in the original accounting valuations. We considered these revenue variances as an triggering event that the carrying value of the long lived intangible assets subject to amortization may not be fully recoverable and may be less than the fair value at December 31, 2010. The evaluation was done on the specific assets and related cash flows to which the carrying values relate. The forecasted future undiscounted cash flows were less than the carrying value at the asset group level for the distribution rights and trade names for Wider and the in-process research and development and non-compete agreements for Ascom. Based on the results of our analysis, we recorded a $1.1 million impairment loss at December 31, 2010. The impairment expense consisted of $0.9 million for the intangible assets related to Wider and $0.2 million for the intangible assets related to Ascom. Our assumptions required significant judgment and actual cash flows may differ from those forecasted.

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

We tested the intangible asset balances at October 31, 2008 to determine whether the carrying value of the intangible assets exceeds their “fair value”. “Fair value” means the discounted cash flows expected to result from the use of the asset over its life. The BTG intangible assets with remaining book balances subject to amortization at October 31, 2008 were the trademarks, technology, and customer relationships associated with the acquisitions of the MAXRAD®, Andrew, and Bluewavetm antenna products. The evaluation was done on the specific assets or asset groups and related cash flows to which the carry values relate. The forecasted future undiscounted cash flows were greater than the carrying value at the asset group level for all three intangible asset groups. The results of the analysis lead us to conclude that no impairment loss shall be recognized at December 31, 2008. Additionally, there is nothing in the analysis and underlying worksheets that would lead management to conclude that there should be a revision of the original amortization period contemplated for the assets. Our assumptions required significant judgment and actual cash flows may differ from those forecasted.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASC) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends the Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.” ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and requires more detailed disclosure about the activity within Level 3 fair value measurements. The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. The guidance requires expanded disclosures only, and will not have any impact on our consolidated financial statements

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign exchange rates, credit risk, and investment risk as follows:

Interest Rate Risk

We manage the sensitivity of our results of operations to interest rate risk on cash equivalents by maintaining a conservative investment portfolio. The primary objective of our investment activities is to preserve principal without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term investments, and long-term investments in AAA money market funds, pre-refunded municipal bonds, U.S. government agency bonds or AAA money market funds invested exclusively in government agency bonds and AA or higher rated corporate bonds. Our cash in U.S. banks is fully insured by the Federal Deposit Insurance Corporation (“FDIC”).

Due to changes in interest rates, our future investment income may fall short of expectations. A hypothetical increase or decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at December 31, 2010. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

Foreign Currency Risk

We are exposed to currency fluctuations due to our foreign operations and because we sell our products internationally. We manage the sensitivity of our international sales by denominating the majority of transactions in U.S. dollars. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the year ended December 31, 2010. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

We had $0.7 million of cash in foreign bank accounts at December 31, 2010. As of December 31, 2010, we had no intention of repatriating the cash in our foreign bank accounts to the U.S. If we decide to repatriate the cash in foreign bank accounts, we may experience difficulty in repatriating this cash in a timely manner. We may also be exposed to foreign currency fluctuations and taxes if we repatriate these funds.

Credit Risk

The financial instruments that potentially subject us to credit risk consist primarily of trade receivables. For trade receivables, credit risk is the potential for a loss due to a customer not meeting its payment obligations. Our customers are concentrated in the wireless communications industry. Estimates are used in determining an allowance for amounts which we may not be able to collect, based on current trends, the length of time receivables are past due and historical collection experience. Provisions for and recovery of bad debts are recorded as sales and marketing expense in the consolidated statements of operations. We perform ongoing evaluations of customers’ credit limits and financial condition. Generally, we do not require collateral from customers. As of December 31, 2010 one customer accounts receivable balance represented 14% of gross receivables and no other customer accounts receivable balance represented greater than 10% of gross receivables. At December 31, 2009, no customer accounts receivable balance represented greater 10% or greater of gross receivable. Our allowances for potential credit losses have historically been adequate compared to actual losses. One customer represented 10% of our revenues in both 2010 and 2009.

Investment Risk

On December 22, 2009, we received the final redemption from our investment in the Columbia Strategic Cash Portfolio fund with Bank of America (“CSCP”). This fund was closed to new subscriptions or redemptions in December 2007, resulting in our inability to immediately redeem our investments for cash. The fair value of our investment in this fund at December 31, 2008 was $8.6 million based on the net asset value of the fund. In the year ending December 31, 2009, we received redemptions of $8.9 million and we realized gains of $0.3 million from the increase in the net asset value of the fund. The gains were recorded in other income, net in our consolidated statements of operations. Through December 31, 2009, we recorded cumulative losses on our CSCP investment of $2.6 million.

Item 8:	Financial Statements and Supplementary Data

PCTEL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
PCTEL, Inc.

We have audited PCTEL, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PCTEL, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion on those financial statements.

/s/  GRANT THORNTON LLP

Chicago, Illinois
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
PCTEL, Inc.

We have audited the accompanying consolidated balance sheets of PCTEL, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of PCTEL, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PCTEL, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011, expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

Chicago, Illinois
March 16, 2011

PCTEL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2010	2009

ASSETS
Cash and cash equivalents	$23,998	$35,543
Short-term investment securities	37,146	27,896
Accounts receivable, net of allowance for doubtful accounts of $160 and $89 at December 31, 2010 and December 31, 2009, respectively	13,873	9,756
Inventories, net	10,729	8,107
Deferred tax assets, net	1,013	1,024
Prepaid expenses and other assets	3,900	2,541

Total current assets	90,659	84,867
PROPERTY AND EQUIPMENT, net	11,088	12,093
LONG-TERM INVESTMENT SECURITIES	9,802	12,135
OTHER INTANGIBLE ASSETS, net	8,865	9,241
DEFERRED TAX ASSETS, net	9,004	9,947
OTHER NONCURRENT ASSETS	1,147	935

TOTAL ASSETS	$130,565	$129,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,253	$2,192
Accrued liabilities	7,546	3,786

Total current liabilities	11,799	5,978
Long-term liabilities	2,111	2,172

Total liabilities	13,910	8,150

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,285,784 and 18,494,499 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	18	18
Additional paid-in capital	137,154	138,141
Accumulated deficit	(20,578)	(17,122)
Accumulated other comprehensive income	61	31

Total stockholders’ equity	116,655	121,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,565	$129,218

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008

CONTINUING OPERATIONS
REVENUES	$69,254	$56,002	$76,927
COST OF REVENUES	38,142	29,883	40,390

GROSS PROFIT	31,112	26,119	36,537

OPERATING EXPENSES:
Research and development	11,777	10,723	9,976
Sales and marketing	10,095	7,725	10,515
General and administrative	10,224	9,674	10,736
Amortization of other intangible assets	2,934	2,225	2,062
Restructuring charges	931	493	353
Impairment of goodwill and other intangible assets	1,084	1,485	16,735
Loss on sale of product lines and related note receivable	—	379	882
Royalties	—	(400)	(800)

Total operating expenses	37,045	32,304	50,459

OPERATING LOSS FROM CONTINUING OPERATIONS	(5,933)	(6,185)	(13,922)
OTHER INCOME, NET	602	919	85

LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES AND DISCONTINUED OPERATIONS	(5,331)	(5,266)	(13,837)
BENEFIT FOR INCOME TAXES	(1,875)	(783)	(14,996)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,456)	(4,483)	1,159

DISCONTINUED OPERATIONS
NET INCOME FROM DISCONTINUED OPERATIONS,
NET OF TAX BENEFIT FOR INCOME TAXES OF $0, $0, AND $22,877, RESPECTIVELY	—	—	37,138

NET INCOME (LOSS)	($3,456)	($4,483)	$38,297

Basic Earnings per Share:
Net Income (Loss) from Continuing Operations	$(0.20)	$(0.26)	$0.06
Net Income from Discontinued Operations	—	—	$1.94
Net Income (Loss)	$(0.20)	$(0.26)	$2.00
Diluted Earnings per Share:
Net Income (Loss) from Continuing Operations	$(0.20)	$(0.26)	$0.06
Net Income from Discontinued Operations	—	—	$1.93
Net Income (Loss)	$(0.20)	$(0.26)	$1.99
Weighted average shares — Basic	17,408	17,542	19,158
Weighted average shares — Diluted	17,408	17,542	19,249

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
				Other
		Additional		Comprehensive	Total
	Common	Paid-In	Retained	Income	Stockholders’
	Stock	Capital	Deficit	(Loss)	Equity

BALANCE, JANUARY 1, 2008	$22	$165,108	$(40,640)	$77	$124,567

Stock-based compensation	—	4,402	—	—	4,402
Issuance of shares for stock purchase and option plans	—	2,239	—	—	2,239
Cancellation of shares for payment of withholding tax	—	(1,076)	—	—	(1,076)
Repurchase of common stock	(4)	(34,153)	—	—	(34,157)
Tax effect from stock based compensation	—	1,410	—	—	1,410
Net income	—	—	38,297	—	38,297
Dividend	—	—	(10,296)	—	(10,296)
Change in cumulative translation adjustment, net	—	—	—	(68)	(68)

BALANCE, DECEMBER 31, 2008	$18	$137,930	$(12,639)	$9	$125,318

Stock-based compensation	1	3,361	—	—	3,362
Issuance of shares for stock purchase and option plans	—	427	—	—	427
Cancellation of shares for payment of withholding tax	—	(822)	—	—	(822)
Repurchase of common stock	(1)	(2,509)	—	—	(2,510)
Tax effect from stock based compensation	—	(246)	—	—	(246)
Net loss	—	—	(4,483)	—	(4,483)
Change in cumulative translation adjustment, net	—	—	—	22	22

BALANCE, DECEMBER 31, 2009	$18	$138,141	$(17,122)	$31	$121,068

Stock-based compensation	1	4,609	—	—	4,610
Issuance of shares for stock purchase and option plans	—	468	—	—	468
Cancellation of shares for payment of withholding tax	—	(887)	—	—	(887)
Repurchase of common stock	(1)	(4,931)	—	—	(4,932)
Tax effect from stock based compensation	—	(246)	—	—	(246)
Net loss	—	—	(3,456)	—	(3,456)
Change in cumulative translation adjustment, net	—	—	—	30	30

BALANCE, DECEMBER 31, 2010	$18	$137,154	$(20,578)	$61	$116,655

The accompanying notes are an integral part of these consolidated financial statements

PCTEL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009	2008

Operating Activities:
Net (loss) income
Adjustments to reconcile net (loss) income to net cash provided by operating activities:	$(3,456)	$(4,483)	$38,297
Income from discontinued operations	—	—	(37,138)
Depreciation and amortization	5,212	4,449	4,027
Impairment charge	1,084	1,485	16,735
Gain on bargain purchase of acquisition	(54)	—	—
Gain on write-off of acquisition liabilities	(197)	—	—
Amortization of stock based compensation	4,610	3,362	4,204
(Gain) loss from short-term investments	—	(356)	2,370
Gain on sale of assets and related royalties	—	(400)	(800)
(Gain) loss on disposal/sale of property and equipment	(22)	105	77
Restructuring costs	324	—	(1,165)
Loss on sale of product lines and related note receivable	—	379	882
Deferred tax assets	(352)	328	(4,844)
Payment of withholding tax on stock based compensation	(887)	(822)	(1,076)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,940)	4,611	2,086
Inventories	(2,396)	2,786	(1,268)
Prepaid expenses and other assets	(1,567)	(261)	(180)
Accounts payable	1,719	(424)	1,506
Income taxes payable	(233)	(413)	834
Other accrued liabilities	3,015	(2,399)	(1,557)
Deferred revenue	492	(57)	(2)

Net cash provided by operating activities	3,352	7,890	22,988

Investing Activities:
Capital expenditures	(1,257)	(1,534)	(2,674)
Proceeds from disposal of property and equipment	18	4	35
Purchase of investments	(65,989)	(31,764)	(24,530)
Redemptions/maturities of short-term investments	59,072	25,182	28,009
Proceeds on sale of assets and related royalties	—	400	800
Purchase of assets with settlement	(200)	(800)	—
Purchase of assets/businesses, net of cash acquired	(2,109)	(6,548)	(3,930)

Net cash used in investing activities	(10,465)	(15,060)	(2,290)

Financing Activities:
Proceeds from issuance of common stock	468	427	2,239
Payments for repurchase of common stock	(4,931)	(2,509)	(34,157)
Tax benefit from stock option exercises	—	—	1,410
Cash dividend	—	—	(10,296)
Repayments of short-term borrowings	—	—	(112)

Net cash used in financing activities	(4,463)	(2,082)	(40,916)

Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(134)
Net cash provided by investing activities	—	—	38,611
Net cash provided by financing activities	—	—	—
Net (decrease) increase in cash and cash equivalents	(11,576)	(9,252)	18,259
Effect of exchange rate changes on cash	31	29	(125)
Cash and cash equivalents, beginning of year	35,543	44,766	26,632

Cash and Cash Equivalents, End of Year	$23,998	$35,543	$44,766

Other information:
Cash paid and refunds received for income taxes	$62	$3	$11,535
Cash paid for interest	—	1	1
Foreign currency loss	(42)	(57)	(136)
Non-cash investing and financing information:
Decreases to deferred stock compensation, net	(609)	(454)	(2,829)
Issuance of restricted common stock, net of cancellations	3,675	2,260	230

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended: December 31, 2010

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations

PCTEL is a global leader in propagation and optimization solutions for the wireless industry. The company designs and develops software-based radios (scanning receivers) for wireless network optimization and develops and distributes innovative antenna solutions. Additionally, the Company has licensed its intellectual property, principally related to a discontinued modem business, to semiconductor, PC manufacturers, modem suppliers, and others.

On December 10, 2007, PCTEL entered into an Asset Purchase Agreement with Smith Micro Software, Inc, to sell substantially all the assets of MSG. On January 4, 2008, the Company completed the sale of Mobility Solutions Group (“MSG”). As required by GAAP, the consolidated financial statements separately reflect the MSG operations as discontinued operations for all periods presented.

The Company designs, distributes, and supports innovative antenna solutions for public safety applications, unlicensed and licensed wireless broadband, fleet management, network timing, and other global positioning systems (“GPS”) applications. The Company’s portfolio of scanning receivers and interference management solutions are used to measure, monitor and optimize cellular networks.

While the Company has both scanning receiver and antenna product lines, the Company operates in one business segment. The product lines share sufficient management and resources that the financial reporting, upon which the Chief Operating Decision Maker (“CODM”) relies upon for allocating resources and assessing performance, is based on company-wide data. In the continuing operations for the year ended December 31, 2008, the Company had a reporting segment that licensed an intellectual property portfolio in the area of analog modem technology. Beginning in 2009, the Company re-evaluated the internal financial reporting process in which the CODM does not review the financial information for Licensing. As of June 30, 2009, the revenues and cash flows associated with Licensing were substantially complete.

Antenna Products

PCTEL’s MAXRAD®, Bluewavetm and Wi-Systm antenna solutions address public safety, military, and government applications; supervisory control and data acquisition (“SCADA”), health care, energy, smart grid and agricultural applications; indoor wireless, wireless backhaul, and cellular applications. Revenue growth for antenna products is driven by emerging wireless applications in these markets. The Company’s portfolio includes a broad range of WiMAX antennas, land mobile radio (“LMR”) antennas, and precision GPS antennas that serve innovative applications in telemetry, radio frequency identification (“RFID”), WiFi, fleet management, and mesh networks. The Company’s antenna products are primarily sold through distributors and original equipment manufacturer (“OEM”) equipment providers.

The Company established its current antenna product portfolio with a series of acquisitions. In 2004 the Company acquired MAXRAD as well as certain product lines from Andrew, which established its core product offerings in WiFi, LMR and GPS. Over the next several years the Company added additional capabilities within those product lines and additional served markets with the acquisitions of Bluewave Antenna Systems, Ltd (“Bluewave”) in 2008, Wi-Sys Communications, Inc (“Wi-Sys”) in 2009, and Sparco Technologies, Inc. (“Sparco”) in 2010. The Company’s WiMAX antenna products were developed and brought to market through the Company’s on going operations.

In 2005, the Company purchased Sigma Wireless Technologies Limited (“Sigma”), an Irish company, in an attempt to enter the universal mobile telecommunications systems (“UMTS”) cellular antenna market. The Company exited those operations in 2007 and sold off the remaining assets in 2008.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

Scanning Receivers

PCTEL is a leading supplier of high-speed, multi-standard, demodulating receivers and test and measurement solutions to the wireless industry worldwide. The Company’s SeeGull® scanning receivers, receiver-based products and CLARIFY® interference management solutions are used to measure, monitor and optimize cellular networks. Revenue growth for scanning receiver and interference management products is driven by the deployment of new wireless technology and the need for wireless networks to be tuned and reconfigured on a regular basis. The Company develops and supports scanning receivers for LTE, EVDO, CDMA, WCDMA, GSM, TD-SCDMA, and WiMAX networks. The company’s scanning receiver products are sold primarily through test and measurement value added resellers and to a lesser extent directly to network operators.

The Company established its scanning receiver product portfolio in 2003 with the acquisition of DTI. In 2009 the Company acquired the scanning receiver business of Ascom Network Testing, Inc (“Ascom”) as well as the exclusive distribution rights and patented technology for Wider Network’s (“Wider”) network interference products.

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

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the year-end exchange rate for assets and liabilities and average monthly rates for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the consolidated statements of operations. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $42, $57, and $136 in the years ended December 31, 2010, 2009 and 2008, respectively.

Fair Value of Financial Instruments

Cash and cash equivalents are measured at fair value and investments are recognized at amortized cost in the Company’s financial statements. Accounts receivable and other investments are financial assets with carrying values that approximate fair value due to the short-term nature of these assets. Accounts payable and short-term debt are financial liabilities with carrying values that approximate fair value due to the short-term nature of these liabilities. The Company follows Fair Value Measurements and Disclosures (“ASC 820”), which establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

unobservable inputs when measuring fair value. A financial instruments categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

Cash and Cash Equivalents and Investments

Cash and Cash equivalents

At December 31, 2010, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At December 31, 2010 and 2009, the Company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short term U.S. Government Agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the Company’s U.S. banks is fully insured by the Federal Deposit Insurance Corporation due to the balances being below the maximum insured amounts.

The Company had $0.7 million and $0.9 million of cash equivalents in foreign bank accounts at December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company has no intention of repatriating the cash in the foreign bank accounts. If the Company decides to repatriate the cash in foreign bank accounts, it may experience difficulty in repatriating this cash in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

At December 31, 2010, the Company’s short-term and long-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, and AA or higher rated corporate bonds all classified as held-to-maturity.

During 2010, the Company had invested $19.2 million in pre-refunded municipal bonds, $19.0 million in U.S. government agency bonds, and $8.7 million in AA rated or higher corporate bonds. The income and principal from the pre-refunded municipal bonds is secured by an irrevocable trust of U.S Treasury securities. The bonds, classified as short-term investments, have original maturities greater than 90 days and mature in 2011. The Company classified $9.8 million as long-term investment securities because the original maturities were greater than one year. All of the Company’s long-term investments mature in 2012. The Company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains were approximately $0.2 million at December 31, 2010. Approximately 24% and 16% of the Company’s bonds were protected by bond default insurance at December 31, 2010 and 2009, respectively.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

The Company categorizes its financial instruments within a fair value hierarchy established in ASC 820. The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 1. Cash equivalents and investments measured at fair value were as follows at December 31:

	2010				2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cash equivalents:
Money market funds	$21,032	$—	$—	$21,032	$34,933	$—	$—	$34,933
Investments:
US government agency bonds	—	19,036	—	19,036	—	18,843	—	18,843
Municipal bonds	—	19,378	—	19,378	—	16,479	—	16,479
Corporate debt securities	—	8,756	—	8,756	—	4,886	—	4,886

Total	$21,032	$47,170	$—	$68,202	$34,933	$40,208	$—	$75,141

Columbia Strategic Cash Portfolio (“CSCP”)

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 60 days. The Company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $0.2 million and $0.1 million at December 31, 2010 and 2009, respectively. The provision for doubtful accounts is included in sales and marketing expense in the consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing. Inventories as of December 31, 2010 and 2009 were composed of raw materials, sub assemblies, finished goods and work-in-process. The Company had consigned inventory of $1.0 million and $0.6 million at December 31, 2010 and 2009, respectively. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. As of December 31, 2010 and 2009, the allowance for inventory losses was $1.0 million and $1.2 million respectively.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

Inventories consist of the following:

	December 31,	December 31,
	2010	2009

Raw materials	$7,613	$5,836
Work in process	542	390
Finished goods	2,574	1,881

Inventories, net	$10,729	$8,107

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

Property and equipment consists of the following:

	December 31,	December 31,
	2010	2009

Building	$6,207	$6,207
Computers and office equipment	4,450	4,013
Manufacturing and test equipment	7,707	7,300
Furniture and fixtures	1,127	1,104
Leasehold improvements	176	166
Motor vehicles	27	27

Total property and equipment	19,694	18,817
Less: Accumulated depreciation and amortization	(10,376)	(8,494)
Land	1,770	1,770

Property and equipment, net	$11,088	$12,093

Depreciation and amortization expense was approximately $2.3 million, $2.2 million, and $2.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2010	2009

Inventory receipts	$2,444	$1,135
Payroll, bonuses, and other employee benefits	1,615	415
Paid time off	846	777
Deferred revenues	501	9
Restructuring	324	—
Warranties	257	228
Employee stock purchase plan	232	207
Professional fees	208	199
Due to Wider	194	194
Due to Sparco shareholders	198	—
Real estate taxes	148	146
Due to Ascom	—	97
Other	579	379

Total	$7,546	$3,786

Long-term liabilities consist of the following:

	December 31,	December 31,
	2010	2009

Executive deferred compensation plan	$1,187	$928
Income taxes	824	798
Deferred rent	94	163
Deferred revenues	6	—
Due to Wider	—	189
Due to Ascom	—	94

	$2,111	$2,172

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

The Company finalized a licensing agreement with Conexant simultaneously with the sale of its HSP modem product line to Conexant in 2003. Because the HSP modem product line also requires a license to the Company’s patent portfolio, the gain on sale of the product line and the licensing stream are not separable for accounting purposes. Ongoing royalties from Conexant are presented in the accompanying consolidated statements of operations as “Royalties”. The Conexant royalties ended in 2009.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

Research and Development Costs

The Company expenses research and development costs as incurred. To date, the Company has expensed all software development costs because costs incurred subsequent to the products reaching technological feasibility were not significant.

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $0.2 million in each of the fiscal years ended December 31, 2010, 2009, and 2008.

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

Deferred tax assets arise when the Company recognizes charges or expenses in the financial statements that will not be allowed as income tax deductions until future periods. The deferred tax assets also include unused tax net operating losses and tax credits that the Company is allowed to carry forward to future years. Accounting rules permit the Company to carry the deferred tax assets on the balance sheet at full value as long as it is more likely than not the deductions, losses, or credits will be used in the future. A valuation allowance must be recorded against a deferred tax asset if this test cannot be met.

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

Goodwill

The Company performs an annual impairment test of goodwill at the end of the first month of the fiscal fourth quarter (October 31st), or at an interim date if an event occurs or if circumstances change that would more likely than not reduce the fair value below the carrying value. The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions. The Company uses both the Income approach and the Market approach for determining the fair value of the reporting unit. Although the Company bases

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

the cash flow forecasts on assumptions that are consistent with plans and estimates the Company uses to manage the business, there is considerable judgment in determining the cash flows. Assumptions related to future cash flows and discount rates involve significant management judgment and are subject to significant uncertainty.

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

Since the Company had no goodwill in 2010, a review of goodwill for impairment was not required. The Company performed reviews of goodwill for impairment in 2009 and 2008.

2009 Goodwill Analysis

With the acquisition of Wi-Sys in January 2009, the Company recognized $1.1 million of goodwill. Since the Company’s market capitalization plus a control premium during the first quarter 2009 was significantly below the book value of the Company’s net assets, including the full amount of the goodwill from the Wi-Sys acquisition, the Company considered this market capitalization deficit to be a triggering event at March 31, 2009 for the evaluation of goodwill for impairment. Because the Company had goodwill for the BTG and Licensing reporting units, the Company performed the goodwill analysis using these two reporting units. Based on the reconciliation between BTG’s fair value and the Company’s market capitalization, a negative market capitalization variation condition existed at March 31, 2009. The Company concluded that the full amount of the goodwill was impaired at March 31, 2009 and it recorded an impairment charge for $1.1 million. At March 31, 2009, the undiscounted cash flows of the Licensing unit were lower than the carrying amount of the net book value of the Licensing unit. The Company recorded goodwill impairment for the remaining $0.4 million of goodwill from the Licensing unit.

2008 Annual Goodwill Analysis

In 2008, the Company managed the business as two operating segments, BTG and Licensing. The Company determined these operating segments were the reporting units. The Company tested each reporting unit for possible goodwill impairment by comparing each reporting unit’s net book value to fair value. For the cash flow projections of BTG, the Company projected a pro-forma income statement for BTG for the two months ended December 31, 2008 and for the five calendar years ending December 31, 2013. Because the Company’s fair value was lower than the carrying value of the assets of BTG at October 31, 2008, the Company concluded that goodwill impairment was likely. Based on the Company’s market capitalization as of October 31, 2008 market capitalization, a negative market capitalization variation condition existed in 2008. As a result of the Company’s lower market capitalization in 2008, the Company recorded an impairment charge for $16.7 million. The goodwill impairment of $16.7 million was 100% of the goodwill associated with BTG.

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
For the Year Ended: December 31, 2010

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

2010 Analysis

The Company conducted a long-lived asset impairment analysis at December 31, 2010 because the 2010 revenues resulting from the products related to the Ascom acquisition and the products related to the Wider settlement were significantly lower than our revenue projections used in the original accounting valuations. The Company considered these revenue variances as an indication that the carrying value of the long lived intangible assets subject to amortization may not be fully recoverable and may be less than the fair value at December 31, 2010. The Company performed an evaluation with Level 3 inputs according to the fair value hierarchy described in Note 1. The evaluation was done on the specific assets and related cash flows to which the carrying values relate. The forecasted future undiscounted cash flows were less than the carrying value for the distribution rights and trade names for Wider and for the in-process research and development and the non-compete agreements for Ascom. Based on the results of the company’s analysis, the company recorded a $1.1 million impairment loss at December 31, 2010. The impairment expense consisted of $0.9 million for the intangible assets related to Wider and $0.2 million for the intangible assets related to Ascom. The Company’s assumptions required significant judgment and actual cash flows may differ from those forecasted.

The following table presents the fair value measurements of non-recurring assets for continuing operations at December 31, 2010:

	2010
	Level 1	Level 2	Level 3	Total	Gain (Loss)

Intangible assets	$—	—	8,865	$8,865	$(1,084)

Total	$—	$—	$8,865	$8,865	$(1,084)

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

The Company tested the intangible asset balances at October 31, 2008 to determine whether the carrying value of the intangible assets exceeds their “fair value”. “Fair value” means the discounted cash flows expected to result from the use of the asset over its life. The BTG intangible assets with remaining book balances subject to amortization at October 31, 2008 were the trademarks, technology, and customer relationships associated with the acquisitions of the MAXRAD, the product lines from Andrew, and the products from Bluewave. The evaluation was done on the specific assets or asset groups and related cash flows to which the carry values relate. The forecasted future undiscounted cash flows were greater than the carrying value at the asset group level for all three intangible asset groups. The results of the analysis lead the Company to record an impairment loss at December 31, 2008.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

Additionally, there is nothing in the analysis and underlying worksheets that would lead management to conclude that there should be a revision of the original amortization period contemplated for the assets.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASC) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends the Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.” ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and requires more detailed disclosure about the activity within Level 3 fair value measurements. The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. The guidance requires expanded disclosures only, and will not have any impact on the Company’s consolidated financial statements.

2.	Earnings per Share

The Company computes earnings per share data under two different disclosures, basic and diluted, for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, less shares subject to repurchase. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method. Common stock options are excluded from the computation of diluted earnings per share if their effect is anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2010, 2009, and 2008, respectively:

	Years Ended December 31,
	2010	2009	2008

Basic Earnings Per Share computation:
Numerator:
Net income (loss)	$(3,456)	$(4,483)	$38,297
Denominator:
Weighted average common shares outstanding	17,408	17,542	19,158

Basic income (loss) per share	$(0.20)	$(0.26)	$2.00

Diluted Earnings Per Share computation:
Numerator:
Net income (loss)	$(3,456)	$(4,483)	$38,297
Denominator:
Weighted average common shares outstanding	17,408	17,542	19,158
Restricted shares subject to vesting	*	*	48
Employee common stock option grants	*	*	43

Total shares	17,408	17,542	19,249

Diluted income (loss) per share	$(0.20)	$(0.26)	$1.99

*	As denoted by “*” in the table above, weighted average common stock option grants and restricted shares of 546,000 and 321,000 were excluded from the calculations of diluted net loss per share for the years ended December 31, 2010 and 2009, respectively since their effects are anti-dilutive.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

3.	Discontinued Operations

Disposal of Mobility Solutions Group

On January 4, 2008, the Company completed the sale of MSG to Smith Micro in accordance with an Asset Purchase Agreement entered into between the two companies and publicly announced on December 10, 2007. Under the terms of the Asset Purchase Agreement, Smith Micro purchased substantially all of the assets of MSG for total consideration of $59.7 million in cash. In the transaction, the Company retained the accounts receivable, non customer-related accrued expenses and accounts payable of the division. Substantially all of the employees of MSG continued as employees of Smith Micro in connection with the completion of the acquisition. The results of operations of MSG have been classified as discontinued operations for the years ended December 31, 2008 and 2007. The Company recognized a gain on sale before tax of $60.3 million in January 2008. There was no activity for discontinued operations during the years ended December 31, 2010 and 2009.

Summary results of operations for the discontinued operations included in the consolidated statement of operations for the year ended December 31, 2008 are as follows:

Year Ended
December 31,
2008

Revenues	$122
Operating costs and expenses	(400)
Restructuring expenses	(43)
Gain on disposal	60,336

Income from discontinued operations, before taxes	60,015
Provision for income tax	22,877

Income from discontinued operations, net of tax	$37,138

Income from discontinued operations per common share:
Basic	$1.94
Diluted	$1.93
Shares used in computing basic earnings per share	19,158
Shares used in computing diluted earnings per share	19,249

Cash flows from discontinued operations for the year ended December 31, 2008 are as follows:

Year Ended
December 31,
2008

Cash flows from discontinued operations	$38,477

4.	Acquisitions

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
For the Year Ended: December 31, 2010

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

Acquisition of Sparco Technologies, Inc.

On January 12, 2010, the Company acquired all of the outstanding share capital of Sparco pursuant to a Share Purchase Agreement among PCTEL, Sparco, and David R. Dulling, Valerie Dulling, Chris Cooke, and Glenn Buckner, the holders of the outstanding share capital of Sparco. Sparco is a San Antonio, Texas based Company that specializes in selling value-added wireless local area network (“WLAN”) products and services to the enterprise, education, hospitality, and healthcare markets. Sparco’s product line includes antennas for WLAN, national electrical manufacturer’s association (“NEMA”) enclosures and mounting accessories, site survey tools, and amplifiers. With this acquisition, the Company extended its product offering, channel penetration and technology base in wireless enterprise products. Sparco revenues were approximately $2.8 million for the year ended December 31, 2009. The revenues and expenses of Sparco from the date of acquisition are included in the Company’s financial results for the year ended December 31, 2010. The pro-forma affect on the financial results of the Company as if the acquisition had taken place on January 1, 2008 is not significant.

The Company assumed a lease for a 6,300 square foot facility used for operations and sales activities in San Antonio, Texas that expired in January 2011. The Company integrated Sparco’s manufacturing and distribution operations in its Bloomingdale, Illinois facility in the third quarter 2010 and moved the sales offices to a new location in San Antonio, Texas in January 2011.

The consideration for Sparco was $2.5 million, consisting of $2.4 million in cash consideration and $0.1 million related to the Company’s outstanding receivable balance from Sparco at the date of acquisition. Of the $2.4 million cash consideration, $2.1 million was payable to the Sparco shareholders and $0.3 million was used to discharge outstanding debt liabilities At December 31, 2010, approximately $0.2 million was due to the former Sparco shareholders, consisting of the final payment due related to the purchase price and an amount owed related to the opening cash balance. The $0.2 million due to the former Sparco shareholders is included in accrued liabilities. The cash consideration paid in connection with the acquisition was provided from the Company’s existing cash. The acquisition related costs for the Sparco purchase were not significant to the Company’s consolidated financial statements.

The consideration was allocated based on fair value: $1.1 million to net tangible liabilities, $3.3 million to customer relationships, $0.3 million to trade names and other intangible assets. The fair value of the net assets acquired exceeded the total investment by $54. This $54 gain on the bargain purchase of Sparco was recorded in other income, net in the condensed consolidated statements of operations. There was no goodwill recorded with this transaction. The consideration was determined based on the fair value of the intangible assets modeled at the time of the negotiation, which were updated at the time of closing. An immaterial bargain purchase amount resulted from the process of validating the Company’s initial fair value model assumptions with actual performance information from the first quarter of operations. The intangible assets are being amortized for book purposes, but are not deductible for tax purposes. The weighted average amortization period of the intangible assets acquired is 6.0 years. The Company estimated the fair value (and remaining useful lives) of the assets and liabilities.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

The following is the allocation of the purchase price for Sparco at the date of the acquisition:

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

Purchase of assets from Ascom Network Testing, Inc.

On December 30, 2009, the Company entered into and closed an Asset Purchase Agreement (the “Ascom APA”) with Ascom. Under the terms of the Ascom APA, the Company acquired all of the assets related to Ascom’s scanning receiver business (“WTS scanning receivers”). The WTS scanners receivers business was a small part of Comarco’s WTS segment, a business that Ascom acquired in 2009. The WTS scanning receivers augment the Company’s scanning receiver product line.

WTS scanning receiver revenues for the year ended December 31, 2009 were approximately $1.4 million. There was no activity related to Ascom in the Company’s consolidated financial results for the year ended December 31, 2009. The pro-forma affect on the financial results of the Company as if the acquisition has taken place on January 1, 2008 is not significant. The acquisition-related costs for the Ascom purchase were not significant to the Company’s consolidated financial statements.

The WTS scanning receiver business has been integrated with the Company’s scanning receiver operations in Germantown, Maryland. As part of the Ascom APA, the parties concurrently entered into a Transition Services

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

Agreement (“TSA”). Under the TSA, Ascom manufactured and assembled the scanner products until the operations were integrated with the Company’s own operations in its Germantown, Maryland facility. The TSA was complete as of June 30, 2010. Per the Ascom APA, the Company also funded the development of compatibility between its scanning receivers and Ascom’s benchmarking solution.

Separately, the companies renewed their existing supply agreement, which remained non-exclusive. Under the supply agreement, the Company continues to supply both the PCTEL scanning receivers and the WTS scanning receivers to the newly formed Ascom Network Testing Division that consolidated the testing businesses for mobile telecom carriers of Ascom.

The purchase price of $4.5 million for the scanning receiver assets of Ascom was allocated based on fair value: $0.3 million to net tangible assets, $3.8 million to customer relationships, $0.3 million to core technology and trade names, and $0.1 million to other intangible assets. The technology includes $0.2 million of in-process R&D related to LTE scanner development. The projects related to the in-process research and development were completed in the third quarter of 2010. The tangible assets include inventory and warranty obligations. There was no goodwill recorded from this acquisition. The intangible assets are being amortized for book purposes and are tax deductible. At the date of the acquisition, the weighted average book amortization period of the intangible assets was 5.2 years. The Company estimated the fair value (and remaining useful lives) of the assets and liabilities.

The following is the allocation of the purchase price for Ascom at the date of the acquisition:

Current assets:
Inventory	$248
Intangible assets:
Core technology	254
Customer relationships	3,833
Trade names	52
Other, net	130

Total intangible assets	4,269

Total assets	4,517

Current liabilities:
Warranty accrual	26

Total current liabilities	26

Net assets acquired	$4,491

The purchase price was based on $4.3 million paid at the close of the transaction and $0.2 million of contingent consideration due in two equal installments in December 2010 and 2011, respectively. The cash consideration paid in connection with the acquisition was provided from the Company’s existing cash. The $0.2 million of contingent consideration was based upon achievement of certain revenue objectives and at December 31, 2009, the Company included the future payments due in the purchase price because it believed that the achievement of these objectives was more likely than not. The revenue target for 2010 was not met, and as of December 31, 2010, the Company determined that the revenue target for 2011 would more than likely not be met. At December 31, 2010, the Company recorded a write off of the $0.2 million contingent consideration as miscellaneous income, which is included in other income, net in the consolidated statements of operations. Due to the revised revenue projections for the WTS scanning receivers, the Company also recorded impairment expense of $0.2 million. See the long-lived asset section in Note 1 for further discussion of the intangible asset impairment for Ascom.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

Acquisition of Wi-Sys Communications, Inc.

On January 5, 2009, the Company acquired all of the outstanding share capital of Wi-Sys pursuant to a Share Purchase Agreement dated January 5, 2009 among PCTEL, Gyles Panther and Linda Panther, the holders of the outstanding share capital of Wi-Sys. The total consideration for Wi-Sys was $2.1 million paid at the close of the transaction and $0.2 million additional due to the shareholders based on the final balance sheet at December 31, 2008. The $0.2 million additional consideration was paid in cash in July 2009. The cash consideration paid in connection with the acquisition was provided from the Company’s existing cash. The Company incurred acquisition costs of approximately $0.1 million related to Wi-Sys. The pro-forma affect on the financial results of the Company as if the acquisition had taken place on January 1, 2008 is not significant.

Wi-Sys manufactured products for GPS, terrestrial and satellite communication systems, including programmable GPS receivers and high performance antennas in Ottawa, Canada. The Wi-Sys® antenna product line augments the Company’s GPS antenna product line. Wi-Sys revenues for the year ended December 31, 2008 were approximately $2.2 million. The revenues and expenses for Wi-Sys are included in the Company’s financial results for the year ended December 31, 2009.

The purchase price of $2.3 million for the assets of Wi-Sys was allocated based on fair value: $0.8 million to tangible assets and $0.4 million to liabilities assumed, $0.7 million to customer relationships, and $0.1 million to core technology and trade names. The $1.1 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The goodwill was impaired for book purposes in the first quarter 2009. The goodwill is deductible for tax purposes. The intangible assets are being amortized for book purposes and are tax deductible. At the date of the acquisition, the weighted average book amortization period of the intangible assets is 4.6 years. The Company estimated the fair value (and remaining useful lives) of the assets and liabilities.

The following is the allocation of the purchase price for Wi-Sys at the date of the acquisition:

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

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

In March 2009, the Company recorded goodwill impairment of $1.5 million. The impairment charge included the $1.1 million recorded for the Wi-Sys acquisition. See the goodwill section in Note 1 for further discussion of the goodwill impairment.

In the second quarter 2009, the Company closed the Ottawa, Canada location and integrated the operations in the Company’s Bloomingdale, Illinois location. None of the Wi-Sys employees were retained by the Company. The Company incurred expenses related to employee severance, lease termination, and other shut down costs associated with the Wi-Sys restructuring. See Note 9 for more information on the Wi-Sys restructuring.

Purchase of assets from Bluewave Antenna Systems, Ltd

On March 14, 2008 the Company entered into and closed an Asset Purchase Agreement (the “Bluewave APA”) with Bluewave, a privately owned Canadian company. Under terms of the Bluewave APA, the Company purchased all of the intellectual property, selected manufacturing fixed assets, and all customer relationships related to the Bluewavetm antenna product lines. The total consideration was $3.9 million in cash. The only liability the Company assumed was for product warranty, which has been historically immaterial. The Bluewavetm antenna product line augments the Company’s LMR antenna product line. The acquisition related costs for the Bluewave purchase were not significant to the Company’s consolidated financial statements.

The parties concurrently entered into a Transition Services Agreement (“TSA”). The TSA provided for Bluewave to supply antenna inventory while the Company ramped up its own contract manufacturing and final assembly capacity in its Bloomingdale, Illinois factory. The TSA was completed in June 2008. The revenues and expenses for Bluewave are included in the Company’s financial results for the year ended December 31, 2008 from the acquisition date forward. The pro-forma affect on the financial results of the Company as if the acquisition had taken place on January 1, 2008 is not significant.

The purchase price of $3.9 million for the assets of Bluewave was allocated $3.3 million to intangible assets and $0.1 million to fixed assets. The $0.5 million excess of the purchase price over the fair value of the net tangible and intangible assets was allocated to goodwill. The goodwill was impaired for book purposes in the fourth quarter 2008. The goodwill is deductible for tax purposes. The intangible assets are being amortized for book purposes and are tax deductible. At the date of acquisition, the weighted average book amortization period of the intangible assets was 6.0 years. The Company estimated the fair value (and remaining useful lives) of the assets acquired.

The following is the allocation of the purchase price for the assets of Bluewave at the date of the acquisition:

Fixed assets:
Computer software	$46
Tooling	60

Total fixed assets	$106

Intangible assets:
Core technology	$290
Customer relationships	2,850
Trade name	160
Backlog	8
Goodwill	486

Total intangibles assets	$3,794

Total assets acquired	$3,900

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

5.	Settlement with Wider Networks LLC

On December 9, 2009, the Company settled its intellectual property dispute with Wider. The settlement agreement provided for a purchase of assets in the form of patented technology, trade names and trademarks, and exclusive distribution rights. The settlement gives the Company another interference management product, suitable for certain markets, to distribute along side CLARIFY®. The $1.2 million settlement amount consisted of cash consideration of $0.8 million paid at the close of the transaction plus additional installments of $0.2 million in December 2010 and December 2011.

The fair value of the elements in the settlement agreement was approximately $1.2 million. The $1.2 million fair value of the assets purchased from Wider was allocated: $1.0 million to distribution rights and $0.2 million to core technology and trade names.

The following was recorded as the fair value of the asset acquired from Wider at the date of the settlement:

Intangible assets:
Distribution rights, net	$1,013
Core technology	127
Trade name	31

Total intangible assets	$1,171

The Company estimated the fair value (and remaining useful lives) of the assets. At the date the settlement was recorded, the weighted average book amortization period of the intangible assets was 5.7 years. The 2010 revenues resulting from the products related to the Wider trade name and the Wider distribution rights were significantly lower than our revenue projections used in the original accounting valuations. We considered these revenue variances as an indication that the carrying value of the long lived intangible assets subject to amortization may not be fully recoverable and may be less than the fair value at December 31, 2010. At December 31, 2010, the Company recorded impairment expense of $0.9 million related to the remaining balance of the distribution rights and trade names. The intangible assets were amortized for book purposes in 2010. The core technology will be amortized for book purposes for the remainder of its useful life. The intangible assets are tax deductible. See the long-lived asset section in Note 1 for further discussion of the intangible asset impairment for Wider.

The company paid the first installment of $0.2 million in December 2010. The fair value of the payment due in December 2011 is included in accrued liabilities at December 31, 2010.

See also Note 11 for information on legal proceedings with Wider.

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

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

SWTS was formed at the effective date of this sale to specifically house the operations of the four antenna lines and the sales activities related to the representation of the Company’s remaining antenna products in Europe. SWTS was capitalized with equity of $0.1 million and the Company’s promissory note of $0.6 million. The Company concluded that SWTS was a VIE because of the Company’s promissory note and because total equity investment of SWTS at risk is insufficient to finance the activities of SWTS without additional subordinated financial support. The Company’s analysis indicated that it is not the primary beneficiary of SWTS because it does not have the obligations to absorb the majority of SWTS’s expected losses. The shareholders of SWTS maintained all voting rights and decision making authority over SWTS activities. The Company’s analysis included significant judgment related to projections of revenues, income, and cash flows of SWTS. Because the Company is not the primary beneficiary of SWTS, the Company does not consolidate the results of SWTS in its financial statements.

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

In 2009, the Company reserved for the $0.4 million outstanding receivable balance from SWTS due to uncertainty of collection. The reserve was recorded as a loss on sale of product line and related note receivable in the consolidated statements of operations. The related note was formally written-off and cancelled on March 4, 2010. As of December 31, 2010, there is no involvement with SWTS and there is no exposure to loss from SWTS.

7.	Goodwill and Other Intangible Assets

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

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. Amortization expense was approximately $2.9 million, $2.2 million, and $2.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company had intangible assets of $27.4 million with accumulated amortization of $18.5 million at December 31, 2010 and intangible assets of $24.8 million with accumulated amortization of $15.6 million at December 31, 2009. Intangible assets consist principally of customer relationships, technology, trademarks and trade names.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

The summary of other intangible assets, net as of December 31 for the years ended 2010 and 2009 is as follows:

	December 31, 2010			December 31, 2009
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Customer contracts and relationships	$16,763	$8,743	$8,020	$13,413	$6,612	$6,801
Patents and technology	6,312	6,007	305	6,409	5,718	691
Trademarks and trade names	2,603	2,074	529	2,361	1,746	615
Other	1,714	1,703	11	2,651	1,517	1,134

	$27,392	$18,527	$8,865	$24,834	$15,593	$9,241

The increase in cost of approximately $2.6 million for intangible assets consists of $3.6 million of assets acquired with the Sparco acquisition and $1.1 million of impairment expense to reduce intangible assets to fair value. See Note 4 for information related to intangible assets for the Sparco acquisition and see the long-lived asset section of Note 1 for more information on the impairment expense. Accumulated amortization increased $2.9 million due to amortization expense.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

		Weighted
		Average
		Amortization
Intangible Assets	Assigned Life	Period

Customer contracts and relationships	4 to 6 years	5.0
Patents and technology	1 to 6 years	4.1
Trademarks and trade names	3 to 8 years	4.3
Other	1 to 6 years	3.7

The Company’s scheduled amortization expense over the next five years is as follows:

Fiscal Year	Amount

2011	$2,210
2012	$1,991
2013	$1,907
2014	$1,481
2015	$1,251

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

8.	Comprehensive Income (loss)

The following table provides the calculation of other comprehensive income (loss) for the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
	2010	2009	2008

Net income (loss) from continuing operations	$(3,456)	$(4,483)	$1,159
Foreign currency translation adjustments	30	22	(68)

Comprehensive income (loss) from continuing operations	(3,426)	(4,461)	1,091
Income from discontinued operations, net of tax	—	—	37,138

Total comprehensive income (loss)	$(3,426)	$(4,461)	$38,229

9.	Restructuring

The Company incurred restructuring expenses of $0.9 million, $0.5 million, and $0.4 million for the years ended December 31, 2010, 2009, and 2008, respectively. The restructuring liability was $0.3 million and $0 at December 31, 2010 and 2009, respectively. The restructuring liability is included in accrued liabilities in the consolidated balance sheets.

2010 Restructuring Plans

During 2010, the Company incurred restructuring expense of $0.8 million for its functional organization restructuring plan that was announced in the second quarter 2010 and $0.1 million for the shutdown of Sparco operations that was completed in the third quarter 2010.

During the second quarter 2010, the Company reorganized from a business unit structure to a more streamlined functional organizational structure to implement the Company’s mission. Jeff Miller, who previously led the Company’s Antenna Products Group, was assigned to the position of Senior Vice President, Sales and Marketing. Tony Kobrinetz joined the Company in April 2010 as Vice President, Technology and Operations. A restructuring plan was established to reduce the overhead and operating costs associated with operating distinct groups. The restructuring plan consisted of the elimination of twelve positions. The Company incurred restructuring expense of $0.8 million in the year ended December 31, 2010, which consisted of severance, payroll related benefits and placement services.

During the third quarter 2010, the Company shutdown its Sparco manufacturing and distribution operations in San Antonio, Texas and integrated these activities in its facility in Bloomingdale, Illinois. The restructuring plan consisted of the elimination of five positions. The Company incurred restructuring expense of $0.1 million in the year ended December 31, 2010 for severance, payroll benefits, and relocation costs. The Company moved the Sparco sales employees to a new leased facility in January 2011.

2009 Restructuring Plans

The 2009 restructuring expense consisted of $0.3 million for Bloomingdale antenna restructuring and $0.2 million for Wi-Sys restructuring. In order to reduce costs with the antenna operations in the Bloomingdale, Illinois location, the Company terminated thirteen employees during the three months ended March 31, 2009 and terminated five additional employees during three months ended June 30, 2009. The Company recorded $0.3 million in restructuring expense for severance payments for these eighteen employees. During the second quarter 2009, the Company exited its Ottawa, Canada location related to the Wi-Sys acquisition and integrated their operations in its

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

Bloomingdale, Illinois location. The Company recorded $0.2 million in restructuring expense for employee severance, lease termination, and other shut down costs.

2008 Restructuring Plans

The 2008 restructuring expense consisted of $0.3 million for corporate overhead restructuring and $0.1 million for international sales office restructuring. In the first quarter of 2008, the Company incurred restructuring expense of $0.3 million for employee severance costs related to reductions in corporate overhead. In November 2008, the Company announced the closure of its sales office in New Delhi, India, effective December 2008. The Company incurred restructuring charges of $0.1 million for severance payouts and lease obligations.

The following table summarizes the restructuring charges recorded for the plans mentioned above:

	Years Ended December 31,
	2010	2009	2008

Severance and employment related costs	$874	$413	$382
Manufacturing obligations	—	—	(58)
Fixed asset dispositions	—	65	—
Relocation costs	57	—	—
Lease termination and office costs	—	15	29

	$931	$493	$353

The following table summarizes the Company’s restructuring activity during 2010 and the status of the reserves at year end:

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Restructuring	Cash	December 31,
	2009	Expense	Payments	2010

2010 Restructuring Plans
Sparco	$0	$93	$(93)	$0
Functional Reorganization	—	838	$(514)	324

	$0	$931	$(607)	$324

10.	Income Taxes

The Company recorded tax benefits of $1.9 million, $0.8 million, and $15.0 million in the years ended December 31, 2010, 2009, and 2008, respectively. The effective tax rate was approximately equal to the statutory federal rate of 35% during 2010. The effective tax rate differed from the statutory federal rate of 35% during 2009 because of foreign taxes, a rate change related to deferred taxes, and the non-tax deductibility for the Wi-Sys goodwill impairment. The effective tax rate differed from the statutory federal rate of 35% during 2008 principally due to a $9.8 million decrease in the valuation allowance for deferred tax assets. The Company reversed the valuation allowance because its projected income was more than adequate to offset the deferred tax assets remaining after the disposition of the Sigma assets in the third quarter 2008.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

A reconciliation of the benefit for income taxes at the federal statutory rate compared to the benefit at the effective tax rate is as follows:

	Years Ended
	December 31
	2010	2009	2008

Benefit at federal statutory rate (35)%	35%	35%	35%
State income tax, net of federal benefit	2%	2%	3%
Release of valuation allowance	—	—	71%
Foreign income taxed at different rates	(2)%	(8)%	—
Research and development credits	2%	(6)%	2%
Return to provision adjustments	(1)%	2%	(1)%
Effective rate change to deferred tax assets	(1)%	(4)%	(1)%
Tax effect of permanent differences	—	(6)%	(1)%

	35%	15%	108%

The domestic and foreign components of the loss before provision (benefit) for income taxes were as follows:

	Years Ended December 31,
	2010	2009	2008

Domestic	$(5,109)	$(3,812)	$(13,844)
Foreign	(222)	(1,454)	7

	$(5,331)	$(5,266)	$(13,837)

The benefit for income taxes consisted of the following:

	Years Ended December 31,
	2010	2009	2008

Current:
Federal	$(1,382)	$(1,187)	$(7,763)
State	13	131	7
Foreign	27	132	38

	(1,342)	(924)	(7,718)
Deferred:
Federal	(540)	124	(5,390)
State	7	17	(1,888)

	(533)	141	(7,278)

Total	$(1,875)	$(783)	$(14,996)

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax accounts consist of the following:

	December 31,
	2010	2009

Deferred Tax Assets:
Amortization	$6,849	$8,250
Stock compensation	1,835	1,686
Federal, foreign, and state credits	678	558
Inventory reserves	367	538
Deferred compensation	436	343
Accrued vacation	299	273
Net operating loss carryforwards	241	137
Other	514	300

Gross deferred tax assets	11,219	12,085
Valuation allowance	(702)	(648)

Net deferred tax asset	10,517	11,437
Deferred Tax liabilities:
Depreciation	(500)	(466)

Net Deferred Tax Assets	$10,017	$10,971

The classification of deferred tax amounts on the balance sheet is as follows:

	December 31,
	2010	2009

Current:
Deferred tax assets	$1,013	$1,024
Deferred tax liabilities	—	—

Current deferred tax assets	1,013	1,024
Non-current:
Deferred tax assets	10,623	10,413
Deferred tax liabilities	(1,619)	(466)

Non-current deferred tax assets, net	9,004	9,947

Net Deferred Tax Assets	$10,017	$10,971

Deferred Tax Valuation Allowance

At December 31, 2010, the Company has a valuation allowance of $0.7 million against $10.7 million of net deferred tax assets. At December 31, 2009, the Company had a valuation allowance of $0.6 million against $11.6 million of net deferred tax assets. The valuation allowance at December 31, 2010, and 2009, respectively, relates to credits and state operating losses that the Company does not expect to realize because they correspond to tax jurisdictions where the Company no longer has significant operations.

On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. Management considers multiple factors in its evaluation of the need for a valuation allowance. The Company has incurred a cumulative taxable loss

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

from continuing operations exclusive of reversing temporary differences over the three years ended December 31, 2010. However, this period includes the affect of a world wide economic recession, which in the Company’s judgment is an unusual event. The Company’s deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. And, the Company’s estimate of future income over the reversal period and subsequent carry forward period is sufficient to realize the deferred tax assets. Based on the evaluation of these factors taken as a whole, the Company believes that the positive evidence in the form of the ratable 15 year reversal pattern, 20 year NOL carry forward period, and its estimate of future income, outweigh the negative evidence of a cumulative taxable loss from continuing operations exclusive of reversing temporary differences over the last three years, which include a worldwide recession. Therefore, the Company believes that the net deferred tax asset exclusive of the credits and state net operating losses is more likely than not to be realized.

Accounting for Uncertainty for Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits at December 31, 2010 and 2009, respectively is as follows:

	December 31,
	2010	2009

Beginning of period	$1,133	$935
Addition related to tax positions in current years	40	198

End of period	$1,173	$1,133

Included in the balance of total unrecognized tax benefits at December 31, 2010, are potential benefits of $1.2 million that if recognized, would affect the effective rate on income before taxes. We do not expect any of the potential benefits will be settled within the next twelve months. The Company is unaware of any positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes all interest and penalties, including those relating to unrecognized tax benefits as income tax expense. The Company’s income tax expense related to interest includes $25, $20, and $0 for the years ended December 31, 2010, 2009 and 2008, respectively for unrecognized tax benefits. At December 31, 2010 and 2009, respectively, the Company had interest payable of $45 and $20 related to unrecognized tax benefits.

Audits

The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company’s U.S. federal tax returns remain subject to examination for 2008 and subsequent periods. The Company’s state tax returns remain subject to examination for 2008 and subsequent periods.

Summary of Carryforwards

At December 31, 2010, the Company has state net operating loss carry forwards of $4.2 million that expire between 2016 and 2030 and $1.3 million of state research credits with no expiration.

Investment in Foreign Operations

The Company has not provided deferred U.S. income taxes and foreign withholding taxes on approximately $0.3 million of undistributed cumulative earnings of foreign subsidiaries because the Company considers such earnings to be permanently reinvested in those operations. Upon repatriation of these earnings, we would be subject

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

to U.S. income tax, net of available foreign tax credits. Determination of the deferred tax liability related to the repatriation of these earnings is not practical.

The Company’s subsidiary in Tianjin, China had a full tax holiday through 2008, and a partial tax holiday in 2009. For 2009, this subsidiary was subject to half the statutory rate. The impact of the tax holiday was not material to the income tax benefit for the years ended December 31, 2009, and 2008, respectively.

11.	Commitments and Contingencies

Leases

The Company has operating leases for facilities through 2016 and office equipment through 2014. The future minimum rental payments under these leases at December 31, 2010, are as follows:

Year	Amount

2011	$688
2012	723
2013	222
2014	97
2015	88
2016	45

Future minumum lease payments	$1,863

The rent expense under leases was approximately $0.6 million, $0.5 million, and $0.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company does not have any capital leases.

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The Company’s allowance for sales returns was $0.2 million at December 31, 2010 and December 31, 2009, respectively, and is included within accounts receivable on the consolidated balance sheet.

The Company offers repair and replacement warranties of primarily two years for antenna products and one year for scanners and receivers. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million and $0.2 million at December 31, 2010 and 2009, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.

	Year Ended December 31,
	2010	2009

Beginning balance	$228	$193
Provisions for warranty	120	94
Consumption of reserves	(91)	(59)

Ending balance	$257	$228

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

Legal Proceedings

Litigation with Wider Networks LLC

In March 2009, the Company filed in the United States District Court for the District of Maryland, Greenbelt Division, a lawsuit against Wider Networks, LLC claiming patent infringement, unfair competition and false advertising, seeking damages as allowed pursuant to federal and Maryland law. In June 2009, Telecom Network Optimization, LLC d/b/a Wider Networks, filed a lawsuit against the Company for patent infringement. These cases were consolidated by the court. On November 5, 2009, the parties participated in a mandatory settlement conference and signed a binding memorandum of understanding resolving all disputes. The consolidated cases were dismissed without prejudice on November 6, 2009 and the Company reached a settlement agreement with Wider on December 9, 2009. Under the terms of the settlement, the Company became the exclusive distributor of Wider’s WIND 3Gtm interference management system and the scanning receivers underlying those systems. The Company acquired all of the patents relating to Wider’s products for $1.2 million, of which $0.8 million was paid following execution of the settlement agreement and related documents and $0.2 million was due on the first and second anniversary dates of the settlement agreement. The Company paid the first $0.2 million installment in December 2010. The settlement left Wider Networks in business to continue developing and manufacturing its WIND 3Gtm product and to retain ownership of all of its hardware design know-how and copyrighted software code related intellectual property. The settlement gives the Company another interference management product, suitable for certain markets, to distribute alongside CLARIFY®. See Note 5 for the accounting treatment of the Wider transaction.

ITAR Disclosure

During the quarter ended September 30, 2009, the Company became aware that certain of its antenna products are subject to the jurisdiction of the U.S. Department of State in accordance with the International Traffic in Arms Regulations (“ITAR”). The Company determined that its processes surrounding the design and manufacture of these antennas were not adequate to assure compliance with ITAR, and that the Company may have inadvertently violated restrictions on technology transfer in the ITAR.

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

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

12.	Shareholders Equity

Common Stock

The activity related to common shares outstanding for the years ended December 31, 2010 and 2009 as follows:

	2010	2009	2008

Beginning of year	18,494	18,236	21,917
Issuance of common stock on exercise of stock options	1	—	346
Issuance of restricted common stock, net of cancellations	647	606	25
Issuance of common stock from purchase of Employee Stock Purchase Plan shares	94	94	70
Issuance of common stock for stock bonuses, net of shares for tax	10	90	82
Cancellation of stock for withholding tax for vested shares	(156)	(94)	(181)
Common stock buyback	(804)	(438)	(4,023)

End of Year	18,286	18,494	18,236

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock in one or more series, each with a par value of $0.001 per share. As of December 31, 2010 and 2009, no shares of preferred stock were issued or outstanding.

13.	Stock-Based Compensation

The consolidated statements of operations include $4.6 million and $3.4 million of stock compensation expense in continuing operations for the years ended December 31, 2010 and 2009, respectively. The consolidated statements of operations include $4.2 million of stock compensation expense in continuing operations and $0.2 million in discontinued operations for the year ended December 31, 2008. The Company did not capitalize any stock compensation expense during the years ended December 31, 2010, 2009, and 2008.

Total stock-based compensation is reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
	2010	2009	2008

Cost of revenues	$415	$334	$376
Research and development	674	634	582
Sales and marketing	975	500	609
General and administrative	2,546	1,894	2,637
Restructuring charges, net	—	—	11

Total continuing operations	4,610	3,362	4,215
Discontinued operations	—	—	187

Total	$4,610	$3,362	$4,402

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

Restricted Stock- Serviced Based

The Company grants restricted shares as employee incentives as permitted under the Company’s 1997 Stock Plan, as amended and restated (“1997 Stock Plan”). In connection with the grant of restricted stock to employees, the Company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. Stock compensation expense is recorded ratably over the vesting period of the applicable shares. These grants vest over various periods, but typically vest over four years. During the years ended December 31, 2010, 2009, and 2008, the Company annually awarded restricted stock to eligible employees. During 2008 and 2009, the Company granted restricted stock to eligible new employees for incentive purposes.

During the year ended December 31, 2010, the Company issued 743,250 shares of restricted stock with a grant date fair value of $4.6 million and recorded cancellations of 164,600 shares with a grant date fair value of $0.9 million. During the year ended December 31, 2009, the Company issued 600,050 shares of restricted stock with a grant date fair value of $2.5 million and recorded cancellations of 41,817 shares with a grant date fair value of $0.3 million. For the year ended December 31, 2008, the Company issued 334,182 shares of restricted stock with a grant date fair value of $2.3 million and recorded cancellations of 223,188 shares with a grant date fair value of $2.0 million.

During 2010, 450,765 restricted shares vested with a grant date fair value of $3.2 million and intrinsic value of $2.5 million. During 2009, 265,109 restricted shares vested with a grant date fair value of $2.3 million and intrinsic value of $1.7 million. During 2008, 406,562 restricted shares vested with a grant date fair value of $3.7 million and intrinsic value of $2.8 million. With the sale of MSG in January 2008, 146,010 shares of restricted stock for MSG employees did not vest.

The Company recorded amortization expense for service-based restricted stock of $3.1 million and $2.7 million for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2008 the Company recorded amortization expense for restricted stock of $2.9 million for continuing operations and $0.2 million for discontinued operations. As of December 31, 2010, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock was approximately $4.5 million, net of estimated forfeitures to be recognized through 2014 over a weighted average period of 1.9 years.

The following table summarizes restricted stock activity for the years ended December 31:

	2010	2009	2008

Shares
Unvested Restricted Stock Awards — beginning of year	1,146,431	853,307	1,148,875
Shares awarded	743,250	600,050	334,182
Shares vested	(450,765)	(265,109)	(406,562)
Shares cancelled	(164,600)	(41,817)	(223,188)

Unvested Restricted Stock Awards — end of year	1,274,316	1,146,431	853,307

Weighted Average Fair Value
Unvested Restricted Stock Awards — beginning of year	$6.14	$8.29	$9.19
Shares awarded	6.19	4.24	6.75
Shares vested	7.00	8.67	9.14
Shares cancelled	5.64	6.85	9.08

Unvested Restricted Stock Awards — end of year	$5.93	$6.14	$8.29
Stock Options

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

The Company grants stock options to purchase the common stock. The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date. Employee options contain gradual vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. The Board of Directors options vest on the first anniversary of date of grant. Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. Historically, the Company has granted stock options with a ten year life. Beginning with options granted in July 2010, the company granted stock options with a seven year life. During 2008 and 2010, the Company awarded stock options to eligible new employees for incentive purposes.

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

During the year ended December 31, 2010, the Company issued 24,500 options with a weighted average grant date fair value of $2.66. The Company received proceeds of $5 from the exercise of 781 options. The intrinsic value of these options exercised was $1. During the year ended December 31, 2009, the Company did not issue stock options and there were no stock option exercises. During the year ended December 31, 2008, the Company issued 127,500 options with a weighted average fair value of $1.97 and received proceeds of $1.9 million from the exercise of 510,573 options. The intrinsic value of the options exercised was $1.4 million. With the sale of MSG in January 2008, 76,071 outstanding options for the MSG employees did not vest.

The range of exercise prices for options outstanding and exercisable at December 31, 2010 was $5.50 to $12.16. The following table summarizes information about stock options outstanding under all stock option plans:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted-		Weighted
	Number	Contractual Life	Average	Number	Average
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$ 5.50 — $ 7.20	223,223	4.50	$6.84	189,472	$6.95
7.27 — 7.93	196,346	3.34	7.68	194,752	7.68
7.95 — 8.48	168,847	1.79	8.08	168,847	8.08
8.49 — 8.84	166,100	3.82	8.71	164,125	8.71
9.09 — 9.16	246,627	5.15	9.13	246,627	9.13
9.19 — 10.25	186,400	4.05	9.70	179,774	9.70
10.46 — 10.75	187,720	3.42	10.69	187,166	10.69
10.80 — 11.68	168,050	3.37	11.27	168,050	11.27
11.84 — 11.84	47,000	3.12	11.84	47,000	11.84
12.16 — 12.16	6,400	3.30	12.16	6,400	12.16

$5.50 — $12.16	1,596,713	3.76	$9.04	1,552,213	$9.10

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

The weighted average contractual life and intrinsic value at December 31, 2010 was the following:

	Weighted
	Average
	Contractual	Intrinsic
	Life (years)	Value

Options Outstanding	3.76	$2
Options Exercisable	3.65	$0

The intrinsic value is based on the share price of $6.00 at December 31, 2010.

A summary of the Company’s stock option activity and shares available under all of the Company’s stock plans as of December 31:

	2010		2009		2008
	Shares	Options	Shares	Options	Shares	Options
	Available	Outstanding	Available	Outstanding	Available	Outstanding

Beginning of Year	2,224,384	2,260,853	2,839,709	2,360,646	2,079,011	3,824,912
Shares authorized	1,700,000	—	—	—	—	—
Options granted	(24,500)	24,500	—	—	(127,500)	127,500
Restricted stock awards	(743,250)	—	(600,050)	—	(334,182)	—
Restricted shares cancelled	164,600	—	41,817	—	223,188	—
Bonus and Director shares awarded	(39,830)	—	(156,885)	—	(82,001)	—
Options exercised	—	(781)	—	—	—	(510,573)
Options forfeited	677,187	(677,187)	16,362	(16,362)	155,112	(155,112)
Options cancelled/expired	10,672	(10,672)	83,431	(83,431)	926,081	(926,081)
Shares expired	(7,500)	—	—	—	—	—

End of Year	3,961,763	1,596,713	2,224,384	2,260,853	2,839,709	2,360,646

Exercisable		1,552,213		2,176,541		2,061,700

Weighted average exercise price:
Outstanding at Beginning of Year		$9.80		$9.80		$9.64
Options granted		6.13		—		7.28
Options exercised		6.16		—		7.37
Options forfeited		11.46		9.65		9.19
Options cancelled/expired		8.70		9.89		10.25

Outstanding at End of Year		$9.04		$9.80		$9.80

Exercisable at End of Year		$9.10		$9.84		$10.00

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2010	2009	2008

Dividend yield	None	—	None
Risk-free interest rate	0.6%	—	2.7%
Expected volatility	50%	—	40%
Expected life (in years)	5.1	—	2.4

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

Total stock compensation expense, net of forfeitures was $48, $0.1 million and $0.5 million in continuing operations for stock options for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $0.1 million, net of estimated forfeitures to be recognized through 2014 over a weighted average period of 1.5 years.

Performance Units

The Company grants performance units to certain executive officers. Shares are earned upon achievement of defined performance goals such as revenue and earnings. Certain performance units granted are subject to a service period before vesting. The fair value of the performance units issued is based on the company’s stock price on the date the performance units are granted. The Company records expense for the performance units based on estimated achievement of the performance goals.

During the year ended December 31, 2010, the Company granted 100,000 performance units with a grant date fair value of $0.6 million and cancelled 24,726 performance units with a grant date fair value of $0.2 million. During the year ended December 31, 2009, the Company did not issue any performance units and did not record any cancellations of performance units. During the year ended December 31, 2008, the Company granted 25,000 performance units with a grant date fair value of $0.2 million and cancelled 10,326 performance units with a grant date fair value of $0.1 million.

No performance units vested during 2010. During 2009, 10,342 performance units vested with a grant date fair value of $82 and intrinsic value of $50. During 2008, 5,330 performance units vested with a grant date fair value of $56 and intrinsic value of $33. The Company recorded stock compensation expense of $0.4 million, $0, and $0.1 million for performance units for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, the unrecognized compensation expense related to the performance units expected to vest was approximately $0.5 million to be recognized through 2016 over a weighted average period of 2.5 years.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

The following summarizes the performance unit activity during the years ended December 31:

	2010	2009	2008

Unvested Performance Units
Beginning of Year	86,002	96,344	87,000
Units awarded	100,000	—	25,000
Units vested	—	(10,342)	(5,330)
Units cancelled	(24,726)	—	(10,326)

End of Year	161,276	86,002	96,344

Weighted Average Fair Value
Beginning of year	$9.65	$9.47	$10.42
Units awarded	6.22	—	6.75
Units vested	—	7.97	10.42
Units cancelled	7.86	—	10.42

End of year	$7.79	$9.65	$9.47

Restricted Stock Units

The Company grants restricted stock units as employee incentives as permitted under the Company’s 1997 Stock Plan. Employee restricted stock units are time-based awards and are amortized over the vesting period. At the vesting date, these units are converted to shares of common stock.

During the year ended December 31, 2010, the Company granted 6,000 time-based restricted stock units with a grant date fair value of $37. During the year ended December 31, 2009, the Company granted 32,850 time-based restricted stock units with a grant date fair value of $220. During the year ended December 31, 2010, 625 restricted stock units vested with a grant date fair value of $4 and intrinsic value of $4. During the year ended December 31, 2009 12,500 restricted stock units vested with a grant date fair value of $87 and intrinsic value of $67, and 17,850 restricted stock units were cancelled with a grant date fair value of $112. There was no activity related to restricted stock units in the years ended December 31, 2008. The Company recorded stock compensation expense of $11 and $87 for restricted stock units in the years ended December 31, 2010 and 2009, respectively.

The following summarizes the restricted stock unit activity during the year ended December 31:

	2010	2009

Unvested Restricted Stock Units
Beginning of Year	2,500	—
Units awarded	6,000	32,850
Units vested	(625)	(12,500)
Units cancelled	—	(17,850)

End of Year	7,875	2,500

Weighted Average Fair Value
Beginning of year	$5.86	$—
Units awarded	6.22	6.68
Units vested	5.86	6.93
Units cancelled	—	6.27

End of year	$6.13	$5.86

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

Employee Stock Purchase Plan (“ESPP”)

In May 1998, the Company reserved a total of 800,000 shares of common stock for future issuance under the Company’s ESPP, plus annual increases equal to the least of (i) 350,000 shares (ii) 2% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. The annual increase was the ESPP’s “evergreen” provision. The Board of Directors elected not to increase the shares in the Purchase Plan in January 2007. In June 2007, the stockholders approved an amended Purchase Plan whereby the shares were reduced to 750,000 and the evergreen provision was eliminated. The Purchase Plan was also extended to 2018. The Purchase Plan enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is six months. During 2010, 2009, and 2008, 93,656, 93,901, and 69,402 shares were issued under the ESPP, respectively. As of December 31, 2010, the Company had 445,133 shares remaining that can be issued under the Purchase Plan.

The following summarizes the Purchase Plan activity during the years ended December 31:

	2010	2009	2008

Shares
Outstanding, beginning of year	—	—	—
Granted	93,656	93,901	69,402
Vested	(93,656)	(93,901)	(69,402)

Outstanding, end of year	—	—	—

Weighted Average Fair Value at Grant Date
Outstanding, beginning of year	$—	$—	$—
Granted	1.69	1.57	2.03
Vested	1.69	1.57	2.03

Outstanding, end of year	$—	$—	$—

Based on the 15% discount and the fair value of the option feature of this plan, this plan is considered compensatory. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The Company recognized compensation expense of $0.2 million, $0.1 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted average estimated fair value of purchase rights under the ESPP was $1.69, $1.57, and $2.03 for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Employee Stock
	Purchase Plan
	2010	2009	2008

Dividend yield	None	None	None
Risk-free interest rate	0.4%	0.8%	3.0%
Expected volatility	49%	48%	40%
Expected life (in years)	0.5	0.5	0.5

The risk-free interest rate was based on the U.S. Treasury yields with remaining term that approximates the expected life of the options granted. The Company uses a dividend yield of “None” in the valuation model for shares related to the Purchase Plan. The Company has only issued one cash dividend in its history which was paid in May 2008. This special dividend was a partial distribution of the proceeds received from the sale of MSG. The Company

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

does not anticipate the payment of regular dividends in the future. The Company calculates the volatility based on a five-year historical period of the Company’s stock price. The expected life used is based on the offering period.

Short Term Bonus Incentive Plan

Bonuses related to the Company’s Short Term Incentive Plan (“STIP”) are paid in the Company’s common stock to executives and in cash to non-executives. The shares earned under the plan are issued in the first quarter following the end of the fiscal year. In March 2010, the Company issued 1,952 shares, net of shares withheld for payment of withholding tax under the 2009 STIP, and in October 2010, under a severance agreement, issued another 6,339 shares, net of shares withheld for payment of withholding tax, under the 2010 STIP. In February 2009, the Company issued 90,173 shares, net of shares withheld for payment of withholding tax, under the 2008 Short Term Incentive Plan. The Company recognized stock compensation expense of $0.6 million, $19 and $0.6 million for stock bonuses in the years ended December 31, 2010, 2009 and 2008, respectively.

Board of Director Equity Awards

Beginning in 2009, the Board of Directors elected to receive their annual equity award in the form of shares of the Company’s stock or in shares of vested restricted stock units. During the year ended December 31, 2010, the Company issued 27,971 shares of the Company’s stock with a fair value of $172 and issued 16,099 restricted stock units with fair value of $99 that vested immediately to the Board of Directors for the annual equity awards. During the year ended December 31, 2009, the Company issued 21,326 shares of the Company’s stock with a fair value of $132 and issued 22,458 restricted stock units with fair value of $139 that vested immediately to the Board of Directors for the annual equity awards. The Company recorded stock compensation expense of $0.3 million for director awards in the years ended December 31, 2010 and 2009, respectively.

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. During the years ended December 31, 2010, 2009 and 2008, the Company paid $0.9 million, $0.8 million and $1.1 million for withholding taxes related to stock awards.

Stock Plans

1997 Stock Plan

In November 1996, the Board of Directors adopted and approved the 1997 Stock Plan (“1997 Plan”). Under the 1997 Plan, the Board may grant to employees, directors and consultant’s options to purchase the common stock and/or stock purchase rights at terms and prices determined by the Board. In August 1999, the Board of Directors and the stockholders approved an amendment and restatement of the 1997 Plan that increased the number of authorized shares of the common stock the Company may issue under the 1997 Plan to 5,500,000. The plan allowed further annual increases in the number of shares authorized to be issued under the 1997 Plan by an amount equal to the lesser of (i) 700,000 shares, (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. Effective at the annual shareholders meeting on June 5, 2006, the shareholders approved an amended and restated 1997 Plan (“New 1997 Plan”) that expires in 2016. The existing shares available for issuance and options outstanding were transferred from the 1997 Plan to the New 1997 Plan. The New 1997 Plan provides for the issuance of 2,300,000 shares plus any shares which have been reserved under the 1998 Directors Option Plan (“Directors Plan”) and any shares returned to the Directors Plan. In connection with the approval of the New 1997 Plan, an additional 716,711 shares were authorized. On June 15, 2010, the Company’s stockholders approved the amendment and restatement of the 1997 Stock Plan to, among other things increase the number of shares of common stock authorized for issuance under the 1997 Stock Plan. The Company registered an additional 1,700,000 shares of its common stock under a Registration Statement on Form S-8

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

filed with the SEC with an effective date of July 20, 2010. As of December 31, 2010, options to acquire 1,335,801 shares were outstanding and a total of 3,375,574 shares remain available for future grants.

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

2001 Non-Statutory Stock Option Plan

In August 2001, the Board of Directors adopted and approved the 2001 Non-statutory Stock Option Plan (“2001 Plan”). Options granted under the 2001 Plan may be exercised at any time within ten years from the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. As of December 31, 2009, options to acquire 265,846 shares were outstanding of the 750,000 shares reserved for issuance, and 300,531 shares remained available for future issuance. As of June 15, 2010 the stockholders approved certain changes to the 1997 Stock Plan that included the following: (i) there would be no additional grants from the 2001 Stock Plan; and (ii) any shares returned (or that would have otherwise returned) to the 2001 Plan, would be added to the shares of common stock authorized for issuance under the 1997 Stock Plan. As of December 31, 2010, options to acquire 215,912 shares were outstanding and 349,684 shares were reserved for issuance. The 2001 Plan will terminate in August 2011.

Executive Plan

In 2001, in connection with the hiring and appointment of two executive officers of PCTEL, the Company granted an aggregate amount of 300,000 options at $8.00 per share outside of any stock option plan, pursuant to individual stock option agreements. As of December 31, 2010, 45,000 options are outstanding under the Executive Plan.

Common Stock Reserved for Future Issuance

At December 31, 2010 the Company had 5,767,104 shares of common stock that could potentially be issued under various stock-based compensation plans described in Note 13. A summary of the reserved shares of common stock for future issuance are as follows:

	December 31,
	2010	2009

1997 Stock Plan	4,711,375	3,734,728
2001 Stock Plan	565,596	566,377
Executive Plan	45,000	45,000
Employee Stock Purchase Plan	445,133	538,789

Total shares reserved	5,767,104	4,884,894

These amounts include the shares available for grant and the options outstanding.

14.	Stock Repurchases

The Company repurchases shares of common stock under share repurchase programs authorized by the Board of Directors. All share repurchase programs are announced publicly. On November 21, 2008, the Board of Directors

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

authorized the repurchase of shares up to a value of $5.0 million. In August 2010, the Company reached the authorized value under the November 2008 plan. On August 4, 2010, the Company’s Board of Directors authorized the repurchase of shares up to an additional value of $5.0 million. As of December 31, 2010, the Company has $2.6 million remaining to be purchased under the August 2010 program.

The following table is a summary of the share repurchases by year for the fiscal years ended December 31:

Fiscal Year	Shares	Amount

2008	4,022,616	$34,157
2009	438,413	$2,509
2010	804,486	$4,933

15.	Segment, Customer and Geographic Information

The Company operates in one segment and there are no operating segments aggregated for reporting purposes.

The Company’s revenue to customers outside of the United States, as a percent of total revenues, is as follows:

	Years Ended December 31,
Region	2010	2009	2008

Europe, Middle East, & Africa	24%	25%	25%
Asia Pacific	11%	14%	12%
Other Americas	9%	7%	8%

Total Foreign sales	44%	46%	45%

One customer had accounted for revenues of 10% or greater in each of the three previous fiscal years as follows:

	Years Ended December 31,
Customer	2010	2009	2008

Ascom	10%	10%	11%

Ascom, from which the Company acquired scanning receiver assets in December 2009, continues to purchase scanning receiver products from the Company. Ascom acquired Comarco’s WTS business in January 2009. Comarco’s scanning receiver business (“WTS scanners receivers”) was a small part of Comarco’s WTS segment. As of December 31, 2010 one customer accounts receivable balance represented 14% of gross receivables and no other customer accounts receivable balance represented greater than 10% of gross receivables. At December 31, 2009, no customer accounts receivable balance represented greater 10% or greater of gross receivable.

The long-lived assets by geographic region as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009

United States	$39,238	$43,566
All Other	668	785

	$39,906	$44,351

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

16.	Benefit Plans

401(k) Plan

The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the first month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The Company may make discretionary contributions to the 401(k) plan. The Company recorded expense for employer contributions to the 401(k) plan of $0.6 million in each of the years ended December 31, 2010, 2009 and 2008.

Foreign Employee Benefit Plans

The Company contributes to various retirement plans for foreign employees. The Company made contributions to these plans of $103, $75, and $80 for the years ended December 31, 2010, 2009, and 2008 respectively.

Executive Deferred Compensation Plan

The Company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses. In addition, the Company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the Company’s executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. At December 31, 2010 and 2009, the deferred compensation obligation was $1.2 million and $0.9 million, respectively, and was included in long-term liabilities in the consolidated balance sheets. The Company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in other noncurrent assets in the consolidated balance sheets.

17.	Quarterly Data (Unaudited)

	Quarters Ended,
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Revenues	$15,573	$17,807	$17,314	$18,560
Gross profit	7,219	8,114	7,013	8,766
Operating loss	(1,440)	(1,690)	(1,498)	(1,305)
Loss before provision for income taxes	(1,281)	(1,603)	(1,421)	(1,026)

Net loss	$(795)	$(1,028)	$(929)	$(704)

Basic loss per share:
Net loss	$(0.05)	$(0.06)	$(0.05)	$(0.04)
Diluted loss per share:
Net loss	$(0.05)	$(0.06)	$(0.05)	$(0.04)
Shares used in computing basic loss per share	17,487	17,540	17,360	17,092
Shares used in computing diluted loss per share	17,487	17,540	17,360	17,092

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Year Ended: December 31, 2010

	Quarters Ended,
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenues	$14,139	$13,368	$13,709	$14,786
Gross profit	6,671	6,058	6,426	6,964
Operating loss from continuing operations	(2,625)	(2,195)	(814)	(551)
Loss before provision for income taxes	(2,459)	(1,994)	(439)	(374)

Net loss	$(1,863)	$(1,293)	$(755)	$(572)

Basic loss per share:
Net loss	$(0.11)	$(0.07)	$(0.04)	$(0.03)
Diluted loss per share:
Net loss	$(0.11)	$(0.07)	$(0.04)	$(0.03)
Shares used in computing basic loss per share	17,545	17,616	17,559	17,446
Shares used in computing diluted loss per share	17,545	17,616	17,559	17,446

In the quarter ended December 31, 2010, the Company recorded intangible asset impairment expense of $1.1 million and in the quarter ended March 31, 2009, the Company recorded expense of goodwill impairment expense of $1.5 million.

18.	Subsequent event — PCTEL Secure

On January 5, 2011, the Company formed PCTEL Secure LLC, a joint venture limited liability company with Eclipse Design Technologies, Inc. The joint venture will provide engineering services and design platforms that enable secure applications. The Company contributed $2.5 million in cash on the formation of the venture in return for 51% ownership of the joint venture.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our management’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective to provide assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, our independent registered public accounting firm, has audited and issued their report on our internal control over reporting, which is included herein.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The information with respect to the directors and the board committees of the Company required to be included pursuant to this Item 10 is included in the 2011 Proxy Statement which will be filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference.

The information regarding executive and director compensation in response to this item is included in PCTEL’s proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated by reference herein. Information included under the caption “Compensation Committee Report” in PCTEL’s proxy statement for the 2011 Annual Meeting of Stockholders is incorporated by reference herein; however, this information shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 11:	Executive Compensation

The information regarding security ownership is included under the caption “Ownership of PCTEL Common Stock” in PCTEL’s proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership is included under the caption “Ownership of PCTEL Common Stock” in PCTEL’s proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated by reference herein.

The information regarding securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in PCTEL’s proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13:	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” contained in PCTEL’s proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 14:	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is under the caption “Independent Public Accountants” in PCTEL’s proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

The Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K on pages 35 to 72.

(a)	(2) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report under “Schedule II” immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2010.

All other information called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

PCTEL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Addition	End of
	of Year	Expenses	(Deductions)	Year

Year Ended December 31, 2008:
Allowance for doubtful accounts	$227	(28)	(78)	$121
Warranty reserves	$192	74	(73)	$193
Deferred tax asset valuation allowance	$10,956	(9,805)	—	$1,151
Year Ended December 31, 2009:
Allowance for doubtful accounts	$121	(106)	74	$89
Warranty reserves	$193	(85)	120	$228
Deferred tax asset valuation allowance	$1,151	(468)	(35)	$648
Year Ended December 31, 2010:
Allowance for doubtful accounts	$89	87	(16)	$160
Warranty reserves	$228	46	(17)	$257
Deferred tax asset valuation allowance	$648	54	—	$702

(a) (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
No.	Description	Reference

2.1	Asset Purchase Agreement, dated December 10, 2007, by and between Smith Micro Software, Inc. and PCTEL, Inc. Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Section 6.01(b)(2) of Regulation S-	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K dated December 12, 2007.
2.2	Asset Purchase Agreement, dated March 14, 2008, by and between Bluewave Antenna Systems, Ltd., and PCTEL, Inc.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated March 17, 2008.
2.3	Asset Purchase Agreement, dated August 14, 2008, by and between SWT Scotland and PCTEL, Inc.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated August 18, 2008.

Exhibit
No.		Description	Reference

2.4		Share Purchase Agreement dated January 5, 2009, by and between PCTEL, Inc., Gyles Panther and Linda Panther.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated January 6, 2009.
3.1		Amended and Restated Certificate of Incorporation of PCTEL, Inc.	Incorporated by reference to exhibit number 3.2 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).
3.2		Amended and Restated Bylaws of the Registrant	Incorporated by reference to exhibit number 3.3 filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.1		Specimen common stock certificate	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).
10.1		Form of Indemnification Agreement between PCTEL, Inc. and each of its directors and officers	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).
10.23		2001 Nonstatutory Stock Option Plan and form of agreements hereunder	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on October 3, 2001 (File No. 333-70886).
10.25		Employment Agreement between Jeffrey A. Miller and PCTEL, Inc., dated November 7, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.25.1	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Jeffrey A. Miller	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.26		Employment Agreement between John Schoen and the Registrant, dated November 12, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.26.1	Letter agreement dated August 22, 2006 amending the Employment Agreement, by, and between PCTEL, Inc. and John Schoen	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.32		Stock Option Agreement of Jeffrey A. Miller, dated November 15, 2001	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (File No. 333-75204).
10.33		Stock Option Agreement of John Schoen, dated November 15, 2001	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (File No. 333-75204).
10.37		Executive Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.38		Executive Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Exhibit
No.	Description	Reference

10.39	Board of Directors Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.40	Board of Directors Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.44	Purchase and Sale Agreement dated November 1, 2004, between PCTEL, Inc. and Evergreen Brighton, L.L.C.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.48	Purchase Agreement dated April 14, 2005 between PCTEL Antenna Products Group, a wholly owned subsidiary of PCTEL, Inc. and Quintessence Publishing Company, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.49	Letter Agreement dated August 18, 2005 between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on August 23, 2005
10.50	Lease Agreement dated September 16, 2005 between PCTEL Maryland, Inc. and First Campus Limited Partnership for an office building located at 20410 Observation Drive, Germantown, MD 20876	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2005
10.55	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.56	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Steve Deppe	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.59	1998 Employee Stock Purchase Plan and related standard form of agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2007.
10.60	Executive Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2007.
10.61	Employment Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10.62	Management Retention Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10.63	Form of Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10.64	Form of Amended and Restated Management Retention Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on October 12, 2007.

Exhibit
No.	Description	Reference

10.65	Offer Letter dated May 16, 2007 with Robert Suastegui relating to Mr. Suastegui’s employment	Incorporated by reference to exhibit number 10.61 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
10.66	Form of 1997 Stock Plan Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.68	PCTEL, Inc., 1997 Stock Plan, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.
10.69	PCTEL, Inc., 1997 Stock Plan Form of Stock Option Award Agreement, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.
10.70	PCTEL, Inc., 2001 Nonstatutory Stock Option Plan, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.
10.71	PCTEL, Inc, 2001 Nonstatutory Stock Option Plan Form of Stock Option Agreement, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.
10.72	PCTEL, Inc, 1997 Stock Plan, as amended and restated June 15, 2010	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2010.
10.73	Limited Liability Company Agreement, dated January 5, 2011, by and between PCTEL, Inc. and Eclipse Design Technologies, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on January 11, 2011.
21.1	List of significant subsidiaries	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13A-14(A) and 15(D)-14(A), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13A-14(A) and 15(D)-14(A), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

PCTEL, Inc.
A Delaware corporation
(Registrant)

/s/  Martin H. Singer
Martin H. Singer
Chairman of the Board and
Chief Executive Officer

Dated: March 16, 2011

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

Signature	Title	Date

/s/ Martin H. Singer Martin H. Singer	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2011

/s/ (John Schoen) John Schoen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2011

/s/ Richard C. Alberding Richard C. Alberding	Director	March 16, 2011

/s/ Brian J. Jackman Brian J. Jackman	Director	March 16, 2011

/s/ Steven D. Levy Steven D. Levy	Director	March 16, 2011

/s/ Giacomo Marini Giacomo Marini	Director	March 16, 2011

Signature	Title	Date

/s/ John Sheehan John Sheehan	Director	March 16, 2011

/s/ Carl A. Thomsen Carl A. Thomsen	Director	March 16, 2011

Exhibit
No.		Description	Reference

2.1		Asset Purchase Agreement, dated December 10, 2007, by and between Smith Micro Software, Inc. and PCTEL, Inc. Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Section 6.01(b)(2) of Regulation S-	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K dated December 12, 2007.
2.2		Asset Purchase Agreement, dated March 14, 2008, by and between Bluewave Antenna Systems, Ltd., and PCTEL, Inc.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated March 17, 2008.
2.3		Asset Purchase Agreement, dated August 14, 2008, by and between SWT Scotland and PCTEL, Inc.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated August 18, 2008.
2.4		Share Purchase Agreement dated January 5, 2009, by and between PCTEL, Inc., Gyles Panther and Linda Panther.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated January 6, 2009.
3.1		Amended and Restated Certificate of Incorporation of PCTEL, Inc.	Incorporated by reference to exhibit number 3.2 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).
3.2		Amended and Restated Bylaws of the Registrant	Incorporated by reference to exhibit number 3.3 filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.1		Specimen common stock certificate	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).
10	.1+	Form of Indemnification Agreement between PCTEL, Inc. and each of its directors and officers	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).
10	.23+	2001 Nonstatutory Stock Option Plan and form of agreements hereunder	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on October 3, 2001 (File No. 333-70886).
10	.25+	Employment Agreement between Jeffrey A. Miller and PCTEL, Inc., dated November 7, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.25.1+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Jeffrey A. Miller	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.26+	Employment Agreement between John Schoen and the Registrant, dated November 12, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10	.26.1+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by, and between PCTEL, Inc. and John Schoen	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.32+	Stock Option Agreement of Jeffrey A. Miller, dated November 15, 2001	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (File No. 333-75204).
10	.33+	Stock Option Agreement of John Schoen, dated November 15, 2001	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (File No. 333-75204).

Exhibit
No.		Description	Reference

10	.37+	Executive Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10	.38+	Executive Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10	.39+	Board of Directors Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10	.40+	Board of Directors Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.44		Purchase and Sale Agreement dated November 1, 2004, between PCTEL, Inc. and Evergreen Brighton, L.L.C.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.48		Purchase Agreement dated April 14, 2005 between PCTEL Antenna Products Group, a wholly owned subsidiary of PCTEL, Inc. and Quintessence Publishing Company, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10	.49+	Letter Agreement dated August 18, 2005 between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on August 23, 2005
10.50		Lease Agreement dated September 16, 2005 between PCTEL Maryland, Inc. and First Campus Limited Partnership for an office building located at 20410 Observation Drive, Germantown, MD 20876	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2005
10	.55+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.56+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Steve Deppe	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.59+	1998 Employee Stock Purchase Plan and related standard form of agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2007.
10	.60+	Executive Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2007.
10	.61+	Employment Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.

Exhibit
No.		Description	Reference

10	.62+	Management Retention Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10	.63+	Form of Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10	.64+	Form of Amended and Restated Management Retention Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on October 12, 2007.
10	.65+	Offer Letter dated May 16, 2007 with Robert Suastegui relating to Mr. Suastegui’s employment	Incorporated by reference to exhibit number 10.61 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
10	.66+	Form of 1997 Stock Plan Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10	.68+	PCTEL, Inc., 1997 Stock Plan, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.
10	.69+	PCTEL, Inc., 1997 Stock Plan Form of Stock Option Award Agreement, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.
10	.70+	PCTEL, Inc., 2001 Nonstatutory Stock Option Plan, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.
10	.71+	PCTEL, Inc, 2001 Nonstatutory Stock Option Plan Form of Stock Option Agreement, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.
10	.72+	PCTEL, Inc, 1997 Stock Plan, as amended and restated June 15, 2010	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2010.
10.73		Limited Liability Company Agreement, dated January 5, 2011, by and between PCTEL, Inc. and Eclipse Design Technologies, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on January 11, 2011.
21.1		List of significant subsidiaries	Filed herewith
23.1		Consent of Grant Thornton LLP	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13A-14(A) and 15(D)-14(A), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit
No.	Description	Reference

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13A-14(A) and 15(D)-14(A), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

+	Management contract or compensatory plan or arrangement