Form 10-Q
period 2011-03-31
PC TEL INC
filed 2011-05-10
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,530,207 as of May 9, 2011

PCTEL, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2011

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
PCTEL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$18,929	$23,998
Short-term investment securities	34,377	37,146
Accounts receivable, net of allowance for doubtful accounts of $165 and $160 at March 31, 2011 and December 31, 2010, respectively	14,436	13,873
Inventories, net	11,565	10,729
Deferred tax assets, net	1,013	1,013
Prepaid expenses and other assets	4,482	3,900

Total current assets	84,802	90,659

Property and equipment, net	12,254	11,088
Long-term investment securities	14,829	9,802
Intangible assets, net	10,593	8,865
Deferred tax assets, net	9,004	9,004
Other noncurrent assets	1,358	1,147

TOTAL ASSETS	$132,840	$130,565

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$6,348	$4,253
Accrued liabilities	5,646	7,546

Total current liabilities	11,994	11,799

Long-term liabilities	2,200	2,111

Total liabilities	14,194	13,910

Redeemable equity	931	—

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,533,760 and 18,285,784 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	18	18
Additional paid-in capital	137,048	137,154
Accumulated deficit	(21,863)	(20,578)
Accumulated other comprehensive income	74	61

Total stockholders’ equity of PCTEL, Inc.	115,277	116,655
Noncontrolling interest	2,438	—

Total equity	117,715	116,655

TOTAL LIABILITIES AND EQUITY	$132,840	$130,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
REVENUES	$18,233	$15,573
COST OF REVENUES	10,012	8,354

GROSS PROFIT	8,221	7,219

OPERATING EXPENSES:
Research and development	6,156	3,085
Sales and marketing	2,608	2,259
General and administrative	2,718	2,552
Amortization of other intangible assets	672	763

Total operating expenses	12,154	8,659

OPERATING LOSS	(3,933)	(1,440)
Other income, net	1,729	159

LOSS BEFORE INCOME TAXES	(2,204)	(1,281)
Benefit for income taxes	(304)	(486)

NET LOSS	(1,900)	(795)
Less: Net loss attributable to noncontrolling interests	(1,781)	—

NET LOSS ATTRIBUTABLE TO PCTEL, INC.	($119)	($795)

Less: Adjustments to redemption value of noncontrolling interest	(1,166)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	($1,285)	($795)

Basic Earnings per Share:
Net Loss available to common shareholders	($0.07)	($0.05)
Diluted Earnings per Share:
Net Loss available to common shareholders	($0.07)	($0.05)

Weighted average shares — Basic	17,199	17,487
Weighted average shares — Diluted	17,199	17,487
The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Operating Activities:
Net loss	($1,900)	($795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,303	1,332
Gain on bargain purchase of acquisition	—	(54)
Amortization of stock based compensation	821	952
Share based expense	1,584	—
Loss on disposal/sale of property and equipment	—	7
Payment of withholding tax on stock based compensation	(1,197)	(664)
Deferred tax assets	—	(52)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(562)	(2,895)
Inventories	(831)	(31)
Prepaid expenses and other assets	(793)	(339)
Accounts payable	2,093	(520)
Income taxes payable	—	(105)
Other accrued liabilities	(1,624)	1,366
Deferred revenue	(191)	735

Net cash used in operating activities	(1,297)	(1,063)

Investing Activities:
Capital expenditures	(1,800)	(152)
Proceeds from disposal of property and equipment	—	3
Purchase of investments	(17,663)	(9,744)
Redemptions/maturities of short-term investments	15,405	8,435
Purchase of assets/businesses, net of cash acquired	—	(2,109)

Net cash used in investing activities	(4,058)	(3,567)

Financing Activities:
Proceeds from issuance of common stock	270	225

Net cash used in financing activities	270	225

Net decrease in cash and cash equivalents	(5,085)	(4,405)
Effect of exchange rate changes on cash	16	(9)
Cash and cash equivalents, beginning of year	23,998	35,543

Cash and Cash Equivalents, End of Period	$18,929	$31,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 (Unaudited)
(in thousands)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
In 2010, the Company operated in one segment for reporting purposes. Beginning with the formation of PCTEL Secure in January 2011, the Company reports the financial results of PCTEL Secure as a separate operating segment. The Company’s chief operating decision maker (“CODM”) uses the profit and loss results and the assets in deciding how to allocate resources and assess performance between the segments.
Antenna Products
PCTEL’s MAXRAD®, Bluewave™ and Wi-Sys™ antenna solutions address public safety, military, and government applications; supervisory control and data acquisition (“SCADA”), health care, energy, smart grid and agricultural applications; indoor wireless, wireless backhaul, and cellular applications. Revenue growth for antenna products is driven by emerging wireless applications in these markets. The Company’s portfolio includes a broad range of WiMAX antennas, land mobile radio (“LMR”) antennas, and precision GPS antennas that serve innovative applications in telemetry, radio frequency identification (“RFID”), WiFi, fleet management, and mesh networks. The Company’s antenna products are primarily sold through distributors and original equipment manufacturer (“OEM”) equipment providers.
The Company established its current antenna product portfolio with a series of acquisitions. In 2004 the Company acquired MAXRAD as well as certain product lines from Andrew, which established its core product offerings in WiFi, LMR and GPS. Over the next several years the Company added additional capabilities within those product lines and additional served markets with the acquisitions of certain assets of Bluewave Antenna Systems, Ltd (“Bluewave”) in 2008, Wi-Sys Communications, Inc (“Wi-Sys”) in 2009, and Sparco Technologies, Inc. (“Sparco”) in 2010. The Company’s WiMAX antenna products were developed and brought to market through the Company’s on going operations.
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
The Company established its scanning receiver product portfolio in 2003 with the acquisition of certain assets of Dynamic

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
Secure applications
On January 5, 2011, the Company formed PCTEL Secure LLC (“PCTEL Secure”), a joint venture limited liability company, with Eclipse Design Technologies, Inc (“Eclipse”). PCTEL Secure will design Android-based, secure communication products. The Company contributed $2.5 million in cash in return for 51% ownership of the joint venture and Eclipse contributed $2.4 million of intangible assets in return for 49% ownership of the joint venture.
Basis of Consolidation and Foreign Currency Translation
The condensed consolidated balance sheet as of March 31, 2011 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2011 and 2010 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2010.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements include the accounts of PCTEL Secure. Because the Company has a 51% ownership interest in PCTEL Secure, 49% of PCTEL Secure’s net loss is recorded as noncontrolling interest in the statements of operations for the three months ended March 31, 2011 and 49% of the equity in PCTEL Secure is recorded as noncontrolling interest. All intercompany accounts and transactions have been eliminated.
The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“the 2010 Form 10-K”). There were no changes in the Company’s significant accounting policies during the three months ended March 31, 2011. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2010 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2010 Form 10-K. The results for the operations for the period ended March 31, 2011 may not be indicative of the results for the period ended December 31, 2011.
The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in condensed consolidated statement of operations. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $8 and $14 for the three months ended March 31, 2011 and 2010, respectively.
Fair Value of Financial Instruments
Cash and cash equivalents are measured at fair value and investments are recognized at amortized cost in the Company’s financial statements. Accounts receivable and other investments are financial assets with carrying values that approximate fair value due to the short-term nature of these assets. Accounts payable is a financial liability with a carrying value that approximates fair value due to the short-term nature of these liabilities. The Company follows Fair Value Measurements and Disclosures (“ASC 820”), which establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:
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
2. Recent Accounting Pronouncements
Recently Adopted Accounting Guidance
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASC) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends the Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.” ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and requires more detailed disclosure about the activity within Level 3 fair value measurements. The guidance became effective for us with the reporting period beginning January 1, 2010. The guidance did not have any impact on the Company’s consolidated financial statements
3. Balance Sheet Data
Cash and Cash equivalents
At March 31, 2011, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At March 31, 2011 and December 31, 2010, the Company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. Government Agency securities or bank repurchase agreements collateralized by the these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the Company’s U.S. banks is fully insured by the Federal Deposit Insurance Corporation due to the balances being below the maximum insured amounts.
The Company had $0.8 million and $0.7 million of cash and cash equivalents in foreign bank accounts at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, the Company has no intentions of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.
Investments
At March 31, 2011 and December 31, 2010, the Company’s short-term and long-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, and AA or higher rated corporate bonds all classified as held-to-maturity
At March 31, 2011, the Company had invested $24.5 million in pre-refunded municipal bonds, $17.1 million in U.S. government agency bonds and $7.6 million in AA rated or higher corporate bonds. The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S Treasury securities. The bonds, classified as short-term investments, have original maturities greater than 90 days and mature in less than one year. At March 31, 2011, the Company had $14.8 million classified as long-term investment securities. The bonds classified as long-term investments have maturities greater than one year but less than two years. The Company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains were $34 at March 31, 2011. Approximately 18% of the Company’s bonds were protected by bond default insurance at March 31, 2011.
At December 31, 2010, the Company had invested $19.2 million in pre-refunded municipal bonds, $19.0 million in U.S. government agency bonds, and $8.7 million in AA rated or higher corporate bonds, and classified $9.8 million as long-term investment securities because the original maturities were greater than one year.
The Company categorizes its financial instruments within a fair value hierarchy established in accounting and disclosures for fair value measurements. The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 1. For the Level 2 investments, the Company uses quoted prices of similar assets in active markets.

Cash equivalents and investments measured at fair value were as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$13,820	$—	$—	$13,820	$21,032	$—	$—	$21,032
Investments:
US government agency bonds	—	17,148	—	17,148	—	19,036	—	19,036
Municipal bonds	—	24,509	—	24,509	—	19,378	—	19,378
Corporate debt securities	—	7,583	—	7,583	—	8,756	—	8,756

Total	$13,820	$49,240	$—	$63,060	$21,032	$47,170	$—	$68,202

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 60 days. The Company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $0.2 million at each of March 31, 2011 and December 31, 2010, respectively. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.
Inventories
Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing. Inventories as of March 31, 2011 and December 31, 2010 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The Company had consigned inventory with customers of $0.8 million and $1.0 million at March 31, 2011 and December 31, 2010, respectively. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $1.0 million at both March 31, 2011 and December 31, 2010.
Inventories consisted of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Raw materials	$8,507	$7,613
Work in process	589	542
Finished goods	2,469	2,574

Inventories, net	$11,565	$10,729

Prepaid and other current assets
Prepaid assets are stated at cost and are amortized over the useful lives (up to one year) of the assets.
Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The Company depreciates computer equipment over three to five years, office equipment, manufacturing and test equipment, and motor vehicles over five years, furniture and fixtures over seven years, and buildings over 30 years. Leasehold improvements are amortized over the shorter of the corresponding lease term or useful life. Depreciation expense and gains and losses on the disposal of property and equipment are included in cost of sales and operating expenses in the condensed consolidated statements of operations. Maintenance and repairs are expensed as incurred.

Property and equipment consists of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Building	$6,207	$6,207
Computers and office equipment	5,757	4,450
Manufacturing and test equipment	8,142	7,707
Furniture and fixtures	1,160	1,127
Leasehold improvements	203	176
Motor vehicles	27	27

Total property and equipment	21,496	19,694
Less: Accumulated depreciation and amortization	(11,012)	(10,376)
Land	1,770	1,770

Property and equipment, net	$12,254	$11,088

Intangible Assets
The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,			December 31,
	2011			2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$16,763	$9,192	$7,571	$16,763	$8,743	$8,020
Patents and technology	7,409	6,037	1,372	6,312	6,007	305
Trademarks and trade names	2,603	2,153	450	2,603	2,074	529
Other	3,017	1,817	1,200	1,714	1,703	11

	$29,792	$19,199	$10,593	$27,392	$18,527	$8,865

The $1.7 million increase in intangible assets at March 31, 2011 compared to December 31, 2010 reflects $2.4 million of intangible assets contributed by Eclipse to PCTEL Secure in January 2011 offsetting amortization of $0.7 million for the three months ended March 31, 2011. See Note 4 for information related to PCTEL Secure.
In December 2010, the Company recorded an impairment of other intangible assets of $1.1 million. The impairment expense included $0.9 million for an impairment of the distribution rights and trade name acquired in the Wider settlement, and $0.2 million for a partial impairment of the technology and non-compete agreements acquired from Ascom. The 2010 revenues resulting from the products acquired from Ascom and the products related to the settlement with Wider were significantly lower than the Company’s revenue projections used in the original accounting valuations. The Company considered these revenue variances as a triggering event that the carrying value of the long lived intangible assets subject to amortization may not be fully recoverable and may be less than the fair value at December 31, 2010.
The Company’s scheduled amortization expense for the next five years is as follows:

Fiscal Year	Amount
2011	$2,075
2012	$2,803
2013	$2,478
2014	$1,961
2015	$1,251
thereafter	$25
The following table presents the fair value measurements of non-recurring assets for continuing operations at March 31, 2011 and December 31, 2010:

	March 31, 2011					December 31, 2010
	Level 1	Level 2	Level 3	Total	Gain (Loss)	Level 1	Level 2	Level 3	Total	Gain (Loss)
Intangible assets	$—	—	—	$—	$—	$—	—	8,865	$8,865	$(1,084)

Total	$—	$—	$—	$—	$—	$—	$—	$8,865	$8,865	$(1,084)

Liabilities
Accrued liabilities consist of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Inventory receipts	$1,760	$2,444
Paid time off	963	846
Payroll, bonuses, and other employee benefits	823	1,615
Deferred revenues	310	501
Due to Sparco shareholders	198	198
Due to Wider	196	194
Real estate taxes	189	148
Restructuring	182	324
Warranties	173	257
Professional fees	118	208
Employee stock purchase plan	100	232
Other	634	579

Total	$5,646	$7,546

Long-term liabilities consist of the following:

	March 31,	December 31,
	2011	2010
	2011	2010
Executive deferred compensation plan	$1,286	$1,187
Income taxes	824	824
Deferred rent	90	94
Deferred revenues	—	6

	$2,200	$2,111

4. PCTEL Secure
On January 5, 2011, the Company formed PCTEL Secure LLC, a joint venture limited liability company, with Eclipse Design Technologies, Inc. PCTEL Secure designs software and secure digital-based solutions that will enable secure applications on commercial Android cellular phone platforms. The Company contributed $2.5 million in cash on the formation of the venture in return for 51% ownership of the joint venture. In return for 49% ownership of the joint venture, Eclipse contributed $2.4 million of intangible assets in the form of intellectual property and a services agreement, including an assembled workforce, to provide services.
The initial capitalization of PCTEL Secure was $4.9 million, consisting of $2.5 million of cash, $1.1 million of in-process research and development, $0.8 million for non-compete agreements, and $0.5 million for service agreements. The values for the intangible assets were the fair values of the intangible assets modeled at the time of the agreement. The intangible assets are being amortized for book purposes, but are not deductible for tax purposes. The weighted average amortization period of the intangible assets acquired is 2.4 years. The Company estimated the fair value (and remaining useful lives) of the assets.
The Company provides services to PCTEL Secure at cost for facilities, general and administrative services, order management, manufacturing and distribution, and marketing services. The term of this services agreement is through December 31, 2013, with one year extensions thereafter as agreed by the parties. The Company also entered into a line of credit agreement with PCTEL Secure. Under the term of the line of credit agreement, the Company agreed to lend PCTEL Secure up to $4.0 million at an 8% stated interest rate. The maturity date for this agreement is June 14, 2014. There were no borrowings under this line of credit during the three months ended March 31, 2011.
Based on review of accounting rules for consolidation, the Company concluded that it (a) has financial control of PCTEL Secure as it holds two of the three Board seats and (b) Eclipse’s rights under the agreements are protective rights that do not override the presumption that the majority owned subsidiary should be consolidated. Therefore, the Company has consolidated the financial results of PCTEL Secure into the Company’s consolidated financial statements for the three months ended March 31, 2011.

The limited liability company agreement of PCTEL Secure (“LLC agreement”) provides several mechanisms for the orderly transition of the Company’s ownership from 51% to 100%. The LLC agreement also includes participation rights that require the Company to pay Eclipse 10% or 5% of the amount by which the net proceeds exceed the enterprise value if the Company sells PCTEL Secure before December 31, 2014 or 2015, respectively. The features are summarized as follows:

Instrument	Notional Amount	Contingency	Period
PCTEL 1st call right	19% of membership interests	None	1/1/2012 — 3/31/2012
Eclipse put right	19% of membership interests	Exercisable if PCTEL does not exercise 1st call right	4/1/2012 — 4/10/2012
PCTEL 2nd call right	Remaining Eclipse membership interests	Purchase all of remaining Eclipse interests	10/1/2013 — 12/31/2013
Eclipse participation right	10% of the difference between net proceeds from sale and enterprise value	PCTEL exercises 2nd call right and sells subsidiary within 12 months	ends 12/31/14
Eclipse participation right	5% of the difference between net proceeds from sale and enterprise value	PCTEL exercises 2nd call right and sells subsidiary between 13 and 24 months	ends 12/31/15
PCTEL 3rd call right	Remaining Eclipse membership interests	PCTEL does not exercise 2nd call right	begins 7/1/2014
PCTEL 1st call right: the Company has the right to exercise its 1st call right during the period January 1, 2012 through March 31, 2012, which would require Eclipse to sell to PCTEL 19% of its interests for a price that represents 19% of the enterprise value (“EV”) on the exercise date, with a provision that the minimum price is 19% of $4.9 million.
Eclipse put right: If the Company does not exercise the first call right, then at any time during the period April 1, 2012 through April 10, 2012, Eclipse can exercise its put right to require the Company to purchase Eclipse’s interest in PCTEL Secure at the price of 19% of $4.9 million.
PCTEL 2nd call right: During the period October 1, 2013 through December 31, 2013, the Company has the option to issue a notice to Eclipse requiring it to sell to the Company all of its membership interests in PCTEL Secure at the EV, with a provision that minimum EV is $4.9 million.
Eclipse participation right: If the Company exercises the 2nd call right and subsequently sells PCTEL Secure within 12 months of exercising the 2nd call right, then Eclipse holds a participation right that requires the Company to pay to Eclipse 10% of the amount by which the net proceeds exceed the EV used in the calculation of the price of the 2nd call right. Also, if the Company exercises the 2nd call right and subsequently sells subsidiary between 13 months and 24 months of exercising the 2nd call right, then Eclipse holds a participation right that requires the Company to pay to Eclipse 5% of the amount by which the net proceeds exceed the EV used in the calculation of the Price of the 2nd call right. (Upon exercising the participation right, Eclipse is entitled to 10% or 5% of non-cash consideration received as proceeds.)
PCTEL 3rd call right: If the 2nd call right is not exercised, and after 6 months, Eclipse fails to engage a buyer for its membership interests, then the Company has the right to purchase Eclipse’s membership interests using the EV calculated at the expiration of the 2nd call right.
The enterprise value is based on a multiple of revenues and backlog. In accordance with accounting for redeemable financial instruments, the Company determined that the $0.9 million fair value of this put right is classified as redeemable equity. It is redeemable equity because the price is fixed for this financial instrument, and the 19% of Eclipse’s membership interest can be redeemed at the option of the holder, Eclipse, through the exercise of its put right, or at the option of the Company, through the exercise of its first call right.
Eclipse identified an employee of PCTEL Secure and two contractors for Eclipse as key contributors of services. Eclipse entered into cash bonus arrangement with the three key contributors. The bonus agreements grant these key contributors the right for each to receive a cash bonus of 5% of the amount of the net proceeds received by Eclipse upon exercise of Eclipse’s exit option, the Company’s 2nd call right, or the Company’s 3rd call right, which results in a qualifying sale of Eclipse’s membership interests in the subsidiary. Participation in the net proceeds paid to Eclipse from a qualifying sale of Eclipse’s membership interests is equivalent to each key contributor having been a 5% owner of the subsidiary.
During the three months ended March 31, 2011, the Company recorded $3.1 million of compensation expense in accordance with accounting for share based payments to nonemployees for the two contractors of PCTEL Secure and $0.1 million of employee compensation expense in accordance with accounting for stock compensation for the employee of PCTEL Secure. The Company recognized the total share-based payment obligation of $3.1 million for the bonus payouts to the contractors on January 5, 2011 because the quantity and terms of the equity instruments are known upfront for the share-based payment arrangements between the contractors and Eclipse since each key contributor receives a specific % of the net proceeds received by Eclipse upon a qualifying sale of its interests and the amount of proceeds for the qualifying sale are determined based on a predetermined multiple of revenues and backlog. Further, forfeiture is unlikely because of sufficiently large disincentives for nonperformance. The Company recorded $0.1 million of employee compensation expense for the share based payment obligation for the employee of PCTEL Secure, which is the pro-rata portion of the total expense to be recognized over the requisite service period of three years. The fair value of the bonus amounts was based on the projected enterprise value as of December 31, 2013. Subsequent changes in the fair value for the awards will be recognized in earnings each reporting period. Since the Company is a noncontributing investor to the share-based payment arrangements, the Company recognized income of $1.6 million, equal to the amount that its interest in the subsidiary’s equity increased as a result of the disproportionate funding of the compensation costs. This amount is included in other income, net in the condensed consolidated statements of operations for the three months ended March 31, 2011.
PCTEL Secure incurred a total loss of $3.6 million for the three months ended March 31, 2011. Since the allocation of PCTEL Secure’s profits and losses is based on its prorated share of unit ownership, the Company recorded $1.8 million as net loss attributable to noncontrolling interest. See the segment information in note 13 for information related to the financial results of PCTEL Secure. The noncontrolling equity on the balance sheet reflects Eclipse’s share of the equity of PCTEL Secure. The noncontrolling equity includes permanent equity of $2.4 million and redeemable equity of $0.9 million. See note 15 related to equity for the reconciliation of these noncontrolling interest amounts.
5. Acquisitions
Acquisition of Sparco Technologies, Inc.
On January 12, 2010, the Company acquired all of the outstanding share capital of Sparco pursuant to a Share Purchase Agreement among the Company, Sparco, and David R. Dulling, Valerie Dulling, Chris Cooke, and Glenn Buckner, the holders of the outstanding share capital of Sparco. Sparco is a San Antonio, Texas based company that specializes in selling value-added wireless local area network (“WLAN”) products and services to the enterprise, education, hospitality, and healthcare markets. Sparco’s product line includes antennas for WLAN, national electrical manufacturer’s association (“NEMA”) enclosures and mounting accessories, site survey tools, and amplifiers. With this acquisition, the Company extended its product offering, channel penetration and technology base in wireless enterprise products.
The Company assumed a lease for a 6,300 square foot facility used for operations and sales activities in San Antonio, Texas that expired in January 2011. The Company integrated Sparco’s manufacturing and distribution operations in its Bloomingdale, Illinois facility in the third quarter 2010 and moved the sales offices to a new location in San Antonio, Texas in January 2011.
The consideration for Sparco was $2.5 million, consisting of $2.4 million in cash consideration and $0.1 million related to the Company’s outstanding receivable balance from Sparco at the date of acquisition. Of the $2.4 million cash consideration, $2.1 million was payable to the Sparco shareholders and $0.3 million was used to discharge outstanding debt liabilities. At March 31, 2011 and December 31, 2010, approximately $0.2 million remains outstanding, consisting of the final payment due related to shareholders or to third parties. The $0.2 million due is included in accrued liabilities. The cash consideration paid in connection with the acquisition was provided from the Company’s existing cash. The acquisition related costs for the Sparco purchase were not significant to the Company’s condensed consolidated financial statements.
The consideration was allocated based on fair value: $1.1 million to net tangible liabilities, $3.3 million to customer relationships, $0.3 million to trade names and other intangible assets. The fair value of the net assets acquired exceeded the total investment by $54. This $54 gain on the bargain purchase of Sparco was recorded in other income, net in the condensed consolidated statements of operations. There was no goodwill recorded with this transaction. The consideration was determined based on the fair value of the intangible assets modeled at the time of the negotiation, which were updated at the time of closing. An immaterial bargain purchase amount resulted from the process of validating the Company’s initial fair value model assumptions with actual performance information from the first quarter of operations. The intangible assets are being amortized for book purposes, but are not deductible for tax purposes. The weighted average amortization period of the intangible assets acquired is 5.3 years. The Company estimated the fair value (and remaining useful lives) of the assets and liabilities.

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

Purchase of assets from Ascom Network Testing, Inc.
On December 30, 2009, the Company entered into and closed an Asset Purchase Agreement (the “Ascom APA”) with Ascom. Under the terms of the Ascom APA, the Company acquired all of the assets related to Ascom’s scanning receiver business (“WTS scanning receivers”). The WTS scanners receiver business was a small part of Comarco’s WTS segment, a business that Ascom acquired in 2009. The WTS scanning receivers augment the Company’s scanning receiver product line.
The WTS scanning receiver business has been integrated with the Company’s scanning receiver operations in Germantown, Maryland. As part of the Ascom APA, the parties concurrently entered into a Transition Services Agreement (“TSA”). Under the TSA, Ascom manufactured and assembled the scanner products until the operations were integrated with the Company’s own operations in its Germantown, Maryland facility. The TSA was complete as of June 30, 2010. Per the Ascom APA, the Company also funded the development of compatibility between its scanning receivers and Ascom’s benchmarking solution.
Separately, the Company and Ascom renewed their existing supply agreement, which remained non-exclusive. Under the supply agreement, the Company continues to supply both the PCTEL scanning receivers and the WTS scanning receivers to the newly formed Ascom Network Testing Division that consolidated the testing businesses for mobile telecom carriers of Ascom.
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

The purchase price was based on $4.3 million paid at the close of the transaction and $0.2 million of contingent consideration due in two equal installments in December 2010 and 2011, respectively. The cash consideration paid in connection with the acquisition was provided from the Company’s existing cash. The $0.2 million of contingent consideration was based upon achievement of certain revenue objectives and at December 31, 2009, the Company included the future payments due in the purchase price because it believed that the achievement of these objectives was more likely than not. The revenue target for 2010 was not met, and as of December 31, 2010, the Company determined that the revenue target for 2011 would more than likely not be met. At December 31, 2010, the Company recorded a write off of the $0.2 million contingent consideration as miscellaneous income. Due to the revised revenue projections for the WTS scanning receivers, the Company also recorded impairment expense of $0.2 million. See the intangible asset section of note 1 for further discussion of the intangible asset impairment for Ascom.
6. Settlement with Wider Networks LLC
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

The Company estimated the fair value (and remaining useful lives) of the assets. At the date the settlement was recorded, the weighted average book amortization period of the intangible assets was 5.7 years. The 2010 revenues resulting from the products related to the Wider trade name and the Wider distribution rights were significantly lower than the Company’s revenue projections used in the original accounting valuations. The Company considered these revenue variances as an indication that the carrying value of the long lived intangible assets subject to amortization may not be fully recoverable and may be less than the fair value at December 31, 2010. At December 31, 2010, the Company recorded impairment expense of $0.9 million related to the remaining balance of the distribution rights and trade names. The intangible assets were amortized for book purposes in 2010. The core technology will be amortized for book purposes for the remainder of its useful life. The intangible assets are tax-deductible. See the intangible asset section of note 1 for further discussion of the intangible asset impairment for Wider.
The Company paid the first installment of $0.2 million in December 2010. The fair value of the $0.2 million payment due in December 2011 is included in accrued liabilities at March 31, 2011 and December 31, 2010.
7. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2011	2010
Basic Earnings Per Share computation:
Numerator:
Net loss	($1,900)	($795)
Net loss attributable to noncontrolling interests	(1,781)	—

Net loss attributable to PCTEL, Inc .	($119)	($795)
Less: adjustments to redemption value of noncontrolling interests	(1,166)	—

Net loss available to common shareholders	($1,285)	($795)

Denominator:
Common shares outstanding	17,199	17,487

Earnings per common share — basic

Net loss available to common shareholders	($0.07)	($0.05)

Diluted Earnings Per Share computation:
Numerator:
Net loss	($1,900)	($795)
Net loss attributable to noncontrolling interests	($1,781)	—

Net loss attributable to PCTEL, Inc .	($119)	($795)
Less: adjustments to redemption value of noncontrolling interests	($1,166)	—

Net loss available to commons shareholders	($1,285)	($795)

Denominator:
Common shares outstanding	17,199	17,487
Restricted shares subject to vesting	*	*
Common stock option grants	*	*

Total shares	17,199	17,487

Earnings per common share — diluted

Net loss available to common shareholders	($0.07)	($0.05)

*	As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 474,000 and 469,000 were excluded from the calculations of diluted net loss per share for the periods ended March 31, 2011 and 2010, respectively, since their effects are anti-dilutive.

8. Stock-Based Compensation
The condensed consolidated statements of operations include $0.8 million and $1.0 million of stock compensation expense for the three months ended March 31, 2011 and 2010, respectively. Stock compensation expense for the three months ended March 31, 2011 consists of $0.6 million of restricted stock amortization, $0.1 million for performance share amortization, $0.1 million for stock option expenses and stock purchase plan expenses. Stock compensation expense for the three months ended March 31, 2010 consists of $0.7 million of restricted stock amortization, $0.1 million for performance share amortization, $0.1 million for stock option expenses and stock purchase plan expenses, and $0.1 million for stock bonuses. The Company did not capitalize any stock compensation expense during the three months ended March 31, 2011 or 2010, respectively. The Company did not issue any stock awards to employees or contributors of PCTEL Secure during the three months ended March 31, 2011.
Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2011	2010
Cost of revenues	$69	$91
Research and development	156	149
Sales and marketing	182	209
General and administrative	414	503

Total	$821	$952

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
During the three months ended March 31, 2011, the Company issued 154,750 shares of restricted stock with grant date fair value of $1.1 million and recorded cancellations of 5,325 shares with grant date fair value of $29. During the three months ended March 31, 2011, the Company also converted 102,941 performance units with a grant date fair value of $0.6 million to time-based restricted stock. For the three months ended March 31, 2010, the Company issued 684,650 shares of restricted stock with grant date fair value of $4.2 million and recorded cancellations of 18,600 shares with grant date fair value of $0.1 million.
For the three months ended March 31, 2011, 381,696 restricted shares vested with grant date fair value of $2.4 million and intrinsic value of $2.8 million. For the three months ended March 31, 2010, 325,925 restricted shares vested with grant date fair value of $2.1 million and intrinsic value of $1.9 million. At March 31, 2011, total unrecognized compensation expense related to restricted stock was approximately $5.2 million, net of forfeitures to be recognized through 2016 over a weighted average period of 2.1 years.

The following table summarizes restricted stock activity for the three months ended March 31, 2011:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested Restricted Stock Awards — December 31, 2010	1,274,316	$5.93
Shares awarded	154,750	7.21
Performance share units converted to restricted stock awards	102,941	6.21
Shares vested	(381,696)	6.36
Shares cancelled	(5,325)	5.39

Unvested Restricted Stock Awards — March 31, 2011	1,144,986	$5.89
Stock Options
The Company may grant stock options to purchase the common stock. The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date. Employee options contain gradual vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. The Board of Director options vest on the first anniversary of the grant year. Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. Historically, the Company has granted stock options with a ten year life. Beginning with options granted in July 2010, the Company granted stock options with a seven year life. During 2010 and 2011, the Company awarded stock options to eligible new employees for incentive purposes.
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
During the three months ended March 31, 2011 the Company issued 3,800 stock options with a weighted average grant date value of $3.15. The Company received proceeds of $18 from the exercise of 2,500 options. The intrinsic value of these options exercised was $1. During the three months ended March 31, 2010 there were no stock option exercises. During the three months ended March 31, 2011, no options were forfeited and 69,200 options expired. During the three months ended March 31, 2010, 8,310 options were forfeited and 18,584 options expired. As of March 31, 2011, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $0.1 million, net of estimated forfeitures to be recognized through 2015 over a weighted average period of 1.6 years

The range of exercise prices for options outstanding and exercisable at March 31, 2011 was $5.50 to $12.16. The following table summarizes information about stock options outstanding under all stock plans at March 31, 2011:

			Options Outstanding
				Weighted		Options Exercisable
				Average	Weighted-		Weighted
Range of			Number	Contractual Life	Average	Number	Average
Exercise Prices			Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$5.50	—	$7.20	223,223	4.26	$6.84	191,619	$6.94
7.21	—	7.93	197,646	3.11	7.68	192,784	7.68
7.95	—	8.48	161,647	1.62	8.07	161,647	8.07
8.49	—	9.09	228,600	4.53	8.86	227,164	8.86
9.11	—	9.19	156,627	5.33	9.16	156,252	9.16
9.30	—	10.25	152,900	4.29	9.75	148,065	9.76
10.46	—	10.75	187,720	3.17	10.69	187,253	10.69
10.80	—	11.55	157,050	3.16	11.25	157,050	11.25
11.68	—	11.84	57,000	2.86	11.81	57,000	11.81
12.16	—	12.16	6,400	3.05	12.16	6,400	12.16

$5.50	—	$12.16	1,528,813	3.68	$9.04	1,485,234	$9.11
The intrinsic value and contractual life of the options outstanding and exercisable at March 31, 2011 were as follows:

	Weighted
	Average
	Contractual	Intrinsic
	Life (years)	Value
Options Outstanding	3.68	$208
Options Exercisable	3.58	$160
The intrinsic value is based on the share price of $7.67 at March 31, 2011.
The following table summarizes the stock option activity for the three months ended March 31, 2011:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Outstanding at December 31, 2010	1,596,713	$9.04
Granted	3,800	7.28
Exercised	(2,500)	7.30
Expired or Cancelled	(69,200)	9.07

Outstanding at March 31, 2011	1,528,813	$9.04

Exercisable at March 31, 2011	1,485,234	$9.11
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

During the three months ended March 31, 2011, the Company granted 139,691 performance units with a grant date fair value of $1.0 million and cancelled 35,083 performance units with a grant date fair value of $0.4 million. In the first quarter of 2011, 30,037 performance shares vested with a grant date fair value of $290 and intrinsic value of $225. During the three months ended March 31, 2011, 102,941 performance units were converted to time-based restricted stock awards.
During the three months ended March 31, 2010, the Company granted 85,000 performance units with a grant date fair value of $0.5 million. In the first quarter of 2010, the Company did not record any cancellations of performance units and no performance shares vested.
As of March 31, 2011, the unrecognized compensation expense related to the unvested portion of the Company’s performance units was approximately $0.8 million, to be recognized through 2014 over a weighted average period of 2.3 years.
The following table summarizes the performance share activity during the three months ended March 31, 2011:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested Performance Units — December 31, 2010	161,276	$7.79
Units awarded	139,691	7.51
Units vested	(30,037)	9.67
Performance share units converted to restricted stock awards	(102,941)	6.21
Units cancelled	(35,083)	10.42

Unvested Performance Units — March 31, 2011	132,906	$6.48
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
The Company issued 4,400 time-based restricted stock units with a fair value of $31 to employees during the three months ended March 31, 2011. During the three months ended March 31, 2011, 1,500 restricted stock units vested with a grant date fair value of $9 and intrinsic value of $11. The Company issued 6,000 time-based restricted stock units with a fair value of $37 to employees during the three months ended March 31, 2010. As of March 31, 2011, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $58, to be recognized through 2015 over a weighted average period of 2.4 years.
     The following table summarizes the restricted stock unit activity during the three months ended March 31, 2011:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested Restricted Stock Units — December 31, 2010	7,875	$6.13
Units awarded	4,400	7.21
Units vested	(1,500)	6.22

Unvested Restricted Stock Units — March 31, 2011	10,775	$6.26

Employee Stock Purchase Plan (“ESPP”)
The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is six months. The Company received proceeds of $0.3 million from the issuance of 54,751 shares under the ESPP in February 2011 and received proceeds of $0.2 million from the issuance of 44,360 shares under the ESPP in February 2010.
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
The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	March 31,
	2011	2010
Dividend yield	None	None
Risk-free interest rate	0.3%	0.4%
Expected volatility	52%	49%
Expected life (in years)	0.5	0.5
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
Short Term Bonus Incentive Plan (“STIP”)
Bonuses related to the Company’s 2010 Short Term Incentive Plan (“STIP”) were paid in the Company’s common stock to executives and in cash to non-executives. The shares earned under the plan were issued in the first quarter following the end of the fiscal year. In March 2011, the Company issued 48,345 shares, net of shares withheld for payment of withholding tax under the 2010 STIP. In March 2010, the Company issued 1,952 shares, net of shares withheld for payment of withholding tax under the 2009 STIP, and in October 2010, under a severance agreement, issued another 6,339 shares, net of shares withheld for payment of withholding tax, under the 2010 STIP. For the 2011 STIP, executive and non-executive bonuses earned will be paid 100% in cash.
Employee Withholding Taxes on Stock Awards
For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. The Company paid $1.2 million and $0.7 million for withholding taxes related to stock awards during the three months ended March 31, 2011 and 2010, respectively.
Stock Repurchases
The Company repurchases shares of common stock under share repurchase programs authorized by the Board of Directors. All share repurchase programs are announced publicly. On November 21, 2008, the Board of Directors authorized the repurchase of shares up to a value of $5.0 million. There were no share repurchases during the first quarter of 2011 or the first quarter of 2010 under this share repurchase program. At March 31, 2011, the Company had $2.6 million remaining to be purchased under this program.
9. Comprehensive Income
The following table provides the calculation of other comprehensive income for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended
	March 31,
	2011	2010
Net loss	($119)	($795)
Foreign currency translation adjustments	13	(11)

Total comprehensive loss	($106)	($806)

10. Restructuring
During the three months ended March 31, 2011, the Company paid $0.1 million for restructuring liabilities related to its 2010 functional reorganization. The Company did not incur any restructuring expenses for the three months ended March 31, 2011 or 2010.
The following table summarizes the restructuring activity during the three months ended March 31, 2011 and the status of the reserves at March 31, 2011:

Three Months Ended
March 31, 2011
Beginning balance	$324
Restructuring expense	—
Cash payments	(142)

Ending balance	$182

11. Commitments and Contingencies
Leases
The Company has operating leases for office facilities through 2016 and office equipment through 2014. The future minimum rental payments under these leases at March 31, 2011, are as follows:

Year	Amount
2011	$528
2012	724
2013	222
2014	97
2015	88
2016	45

Future minumum lease payments	$1,704

The Company does not have any capital leases.
Warranty Reserve and Sales Returns
The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The Company’s allowance for sales returns was $0.2 million at March 31, 2011 and December 31, 2010, respectively.
The Company offers repair and replacement warranties of primarily two years for antenna products and one year for scanners and receivers. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.2 million and $0.3 million at March 31, 2011 and December 31, 2010, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in the warranty reserves during the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Beginning balance	$257	$228
Provisions for warranty	35	3
Consumption of reserves	(119)	(18)

Ending balance	$173	$213

12. Income Taxes
The Company recorded an income tax benefit of $0.3 million in the three months ended March 31, 2011. This tax benefit for the three months ended March 31, 2011 differs from the statutory rate of 35% by approximately 21% primarily because of permanent tax differences.
The Company recorded an income tax benefit of $0.5 million in the three months ended March 31, 2010. This tax benefit for the three months ended March 31, 2010 differs from the statutory rate of 35% by approximately 3% because of permanent tax differences and state and foreign taxes.
The Company’s valuation allowance against its deferred tax assets was $0.7 million at March 31, 2011 and December 31, 2010. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. Management considers multiple factors in its evaluation of the need for a valuation allowance. The Company has incurred a cumulative taxable loss from continuing operations exclusive of reversing temporary differences over the three years ended December 31, 2010. However, this period includes the affect of a worldwide economic recession, which in the Company’s judgment is an unusual event. The Company’s deferred tax assets have a ratable reversal pattern over 15 years. The carryforward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. And, the Company’s estimate of future income over the reversal period and subsequent carry forward period is sufficient to realize the deferred tax assets. Based on the evaluation of these factors taken as a whole, the Company believes that the positive evidence in the form of the ratable 15 year reversal pattern, 20 year NOL carryforward period, and its estimate of future income, outweigh the negative evidence of a cumulative taxable loss from continuing operations exclusive of reversing temporary differences over the last three years, which includes a worldwide recession. Therefore, the Company believes that the net deferred tax asset exclusive of the credits and state net operating losses is more likely than not to be realized.
The Company’s gross unrecognized tax benefit was $1.2 million both at March 31, 2011 and December 31, 2010.
The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s federal and state income tax years, with limited exceptions, are closed through 2007. The Company does not believe that any of its tax positions will significantly change within the next twelve months.
PCTEL Secure is a pass-through entity for income tax purposes. The Company will recognize its share of PCTEL Secure’s taxable income or loss based on its ownership interest.
The Company classifies interest and penalties associated with the uncertain tax positions as a component of income tax expense. There was no interest or penalties related to income taxes recorded in the condensed consolidated financial statements.
13. Segment, Customer and Geographic Information
In 2010, the Company operated in one segment for reporting purposes. Beginning with the formation of PCTEL Secure in January 2011, the Company reports the financial results of PCTEL Secure as a separate operating segment. Because PCTEL Secure is a joint venture, the Company makes decisions regarding allocation of resources separate from the rest of the Company. The Company’s chief operating decision maker (“CODM”) uses the profit and loss results and the assets in deciding how to allocate resources and assess performance between the segments.

The results of operations by segment are as follows for the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
	PCTEL	PCTEL Secure	consolidating	Total

REVENUES	$18,233	$0	$0	$18,233
COST OF REVENUES	10,012	—	—	10,012

GROSS PROFIT	8,221	—	—	8,221

OPERATING EXPENSES:
Research and development	2,707	3,449	—	6,156
Sales and marketing	2,565	43	—	2,608
General and administrative	2,695	23	—	2,718
Amortization of other intangible assets	561	111	—	672

Total operating expenses	8,528	3,626	—	12,154

OPERATING LOSS	(307)	(3,626)	—	(3,933)
Other income, net	1,729	—	—	1,729

LOSS BEFORE INCOME TAXES	1,422	(3,626)		(2,204)
Benefit for income taxes	—	—	(304)	(304)

NET LOSS	1,422	(3,626)	304	(1,900)
Less: Net loss attributable to noncontrolling interests	—	—	(1,781)	(1,781)

NET LOSS ATTRIBUTABLE TO PCTEL, INC.	$1,422	($3,626)	$2,085	($119)

	Balance at March 31, 2011
ASSETS	$128,272	$4,568	—	$132,840
The Company’s revenues to customers outside of the United States, as a percent of total revenues for the three months ended March 31, 2011 and 2010, are as follows:

	Three Months Ended
	March 31,
Region	2011	2010
Europe, Middle East, & Africa	22%	27%
Asia Pacific	10%	9%
Other Americas	9%	8%

Total Foreign sales	41%	44%

There were no customers representing 10% or more of revenues in the three months ended March 31, 2011 or 2010.
14. Benefit Plans
Employee Benefit Plans
The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan, up to the statutorily prescribed annual limit. The Company may make discretionary contributions to the 401(k) plan. The Company made employer contributions of $151 and $133 to the 401(k) plan for the three months ended March 31, 2011 and 2010, respectively. The Company also contributes to various retirement plans for foreign employees. The Company made contributions to these plans of $41 and $17 for the three months ended March 31, 2011 and 2010, respectively.
Executive Deferred Compensation Plan
The Company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses. In addition, the Company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. The deferred compensation obligation included in Long-Term Liabilities in the condensed consolidated balance sheets was $1.3 million at March 31, 2011 and $1.2 million at December 31, 2010. The Company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Non-Current Assets.
15. Equity
The following table is a summary of equity for the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
	Attributable	Noncontrolling interest
	to PCTEL	Permanent	Temporary	Total
Balance at beginning of period	$116,655	$—	$—	$—

Net loss	(119)	(1,090)	(691)	(1,781)
Other comprehensive income	13

Comprehensive loss	(106)	(1,090)	(691)	(1,781)

Stock-based compensation, net	(106)	—	—	—
Initital capitalization for PCTEL Secure	—	1,944	456	2,400
Share-based payments for PCTEL Secure	—	1,584	—	1,584
Adjustment to redemption value of noncontrolling interests	(1,166)	—	1,166	1,166

Balance at end of period	(1,378)	2,438	931	3,369

Total equity	$115,277	$2,438	$931	$3,369

Noncontrolling interest in the condensed consolidated financial statements consist of Eclipse’s 49% interest in PCTEL Secure. The $2.4 million represents 49% of the initial capitalization of the subsidiary. During the three months ended March 31, 2011, the Company recognized compensation costs of $3.2 million for three key contributors and 49% of the expense associated with these awards is credited to Eclipse’s noncontrolling interest. Since the redeemable equity is fixed at $0.9 million, the Company recorded a $1.1 million adjustment to retained earnings.

The following table is a summary of the activity in stockholders’ equity of the Company during the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Number of common shares outstanding:
Balance at beginning of period	18,286	18,494
Stock-based compensation, net of taxes	248	598

Balance at end of period	18,534	19,092

Common stock:
Balance at beginning of period	$18	$18
Stock-based compensation, net of taxes	—	1

Balance at end of period	$18	$19

Additional paid-in capital:
Balance at beginning of period	$137,154	$138,141
Stock-based compensation, net of taxes	(106)	512
Tax Effect from stock-based compensation	—	(94)

Balance at end of period	$137,048	$138,559

Accumulated deficit:
Balance at beginning of period	($20,578)	($17,122)
Adjustment related to temporary equity	($1,166)	—
Net loss attributable to PCTEL, Inc.	(119)	(795)

Balance at end of period	($21,863)	($17,917)

Accumulated other comprehensive income:
Balance at beginning of period	$61	$31
Foreign translation	13	(11)

Balance at end of period	$74	$20

Total stockholders’ equity of PCTEL, Inc.	$115,277	$120,681

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2010 contained in our Annual Report on Form 10-K filed on March 16, 2011. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar importance. Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements.
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
On January 5, 2011, we formed PCTEL Secure LLC (“PCTEL Secure”), a joint venture limited liability company with Eclipse Design Technologies, Inc (“Eclipse”). PCTEL Secure designs Android-based, secure communication products. We contributed $2.5 million in cash in return for 51% ownership of the joint venture and Eclipse contributed $2.4 million of intangible assets in return for 49% ownership of the joint venture.
In 2010, we operated in one segment for reporting purposes. Beginning with the formation of PCTEL Secure in January 2011, we report the financial results of PCTEL Secure as a separate operating segment. The Company’s chief operating decision maker (“CODM”) uses the profit and loss results and the assets in deciding how to allocate resources and assess performance between the segments.
Results of Operations
Three Months Ended March 31, 2011 and 2010
(in thousands)
Revenues

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Revenue	$18,233	$15,573
Percent change from year ago period	17.1%	10.1%
Revenues increased 17.1% in the three months ended March 31, 2011 compared to the same period in 2010. In the three months ended March 31, 2011 versus the comparable period in the prior year, approximately 14% of the increase is attributable to antennas, and approximately 3% of the increase is attributable to scanning receivers. Antenna revenues increased due to stronger volume in our targeted vertical markets. Antenna sales improved to both our large distributors and to OEM equipment providers. Higher scanning receiver revenues were due to increased sales through our value added resellers.

Gross Profit

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Gross profit	$8,221	$7,219
Percentage of revenue	45.1%	46.4%
Percent of revenue change from year ago period	(1.3%)	(0.8%)
The gross profit percentage of 45.1% for the three months ended March 31, 2011 was 1.3% lower than the comparable period in fiscal 2010. Compared to the same period last year, the gross margin percentage improved in antenna products but declined in scanning receiver products, as the newly introduced MX product line has a slightly higher cost profile than our other scanning receiver products. The net result of the margin percentage changes as well as antenna products continuing to comprise a higher percent of our revenue resulted in the lower gross margin percentage. Net lower product margins contributed 0.8% of the gross margin percentage decline and product mix contributed 0.5% of the gross margin percentage decline.
Research and Development

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Research and development	$6,156	$3,085
Percentage of revenues	33.8%	19.8%
Percent change from year ago period	99.5%	14.8%
Research and development expenses increased approximately $3.1 million for the three months ended March 31, 2011 compared to the comparable period in 2010. We incurred $3.5 million of expense related to PCTEL Secure, but research and development expenses other than for PCTEL Secure declined by $0.4 million primarily due to the completion of several projects in scanning receiver development. The increase related to PCTEL Secure includes $3.2 million of share based payments for key contributors. During the three months ended March 31, 2011, we recorded $3.1 million of compensation expense for the two contractors of Eclipse and $0.1 million of compensation expense for the employee of Eclipse. Because the quantity and terms of the equity instruments are known upfront for the share-based payment arrangements between the contractors and Eclipse, the Company recognized the total share-based payment obligation to the contractors of $3.1 million on January 5, 2011.
Sales and Marketing

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Sales and marketing	$2,608	$2,259
Percentage of revenues	14.3%	14.5%
Percent change from year ago period	15.4%	8.4%
Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.
Sales and marketing expenses increased approximately $0.3 million for the three months ended March 31, 2011 compared to the same period in 2010 due to our investment in antenna vertical markets, sales and marketing expenses for PCTEL Secure, and due to higher sales employee commissions related to the increased revenues.
General and Administrative

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

General and administrative	$2,718	$2,552
Percentage of revenues	14.9%	16.4%
Percent change from year ago period	6.5%	0.8%

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.
General and administrative expenses increased approximately $0.2 million for the three months ended March 31, 2011 compared to the same period in fiscal 2010 primarily due to expenses related to the implementation of our new Enterprise Resource Planning (“ERP”) system. The project for the ERP system is expected to be completed in the third quarter of 2011.
Amortization of Other Intangible Assets

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Amortization of other intangible assets	$672	$763
Percentage of revenues	3.7%	4.9%
Amortization expense decreased approximately $0.1 million in the three months ended March 31, 2011 compared to the same period in 2010 Amortization expense declined $0.2 million because intangible assets acquired from Andrew Corporation were fully amortized in 2010 and due to the fact that certain intangible assets related to the Wider settlement and the acquisition of products from Ascom were impaired during the fourth quarter 2010. These decreases in amortization were partially offset by additional amortization of $0.1 million related to the intangible assets contributed by Eclipse for PCTEL Secure.
Other Income, Net

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Other income, net	$1,729	$159
Percentage of revenues	9.5%	1.0%
Other income, net consists of interest income, foreign exchange gains and losses, and investment income. For the three months ended March 31, 2011, other income includes $1.6 million of income related to share based payments for key contributors of PCTEL Secure. Since we are a noncontributing investor to the share-based payment arrangements, the Company recognized income of $1.6 million, equal to the amount that its interest in the subsidiary’s equity increased as a result of the disproportionate funding of the share-based compensation costs. Other income, net includes foreign exchange losses of $8 and $14 in the three months ended March 31, 2011 and 2010, respectively.
Benefit for Income Taxes

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Benefit for income taxes	$304	$486
Effective tax rate	13.8%	37.9%
The effective tax rate for the three months ended March 31, 2011 differed from the statutory rate of 35% by approximately 21% because of permanent differences.
The effective tax rate for the three months ended March 31, 2010 differed from the statutory rate of 35% by approximately 3% because of permanent differences and foreign and state taxes.
We maintain valuation allowances due to uncertainties regarding realizability. At March 31, 2011 and December 31, 2010, we had a $0.7 million valuation allowance on our deferred tax assets. The valuation allowance relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.
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

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Net loss attributable to noncontrolling interests	$1,781	$—
We have a 51% interest in PCTEL Secure. The net loss attributable to noncontrolling interests represents 49% of the net loss of PCTEL Secure.
Stock-based compensation expense
Total stock compensation expense for the three months ended March 31, 2011 was $0.8 million in the condensed consolidated statement of operations, which included $0.6 million of restricted stock amortization, $0.1 million for performance share amortization, $0.1 million for stock option and stock purchase plan expenses. Total stock compensation expense for the three months ended March 31, 2010 was $1.0 million in the condensed consolidated statement of operations, which included $0.7 million of restricted stock amortization, $0.1 million for performance share amortization, $0.1 million for stock option and stock purchase plan expenses, and $0.1 million for stock bonuses.
The following table summarizes the stock-based compensation expense by income statement line item for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended
	March 31,
	2011	2010
Cost of revenues	$69	$91
Research and development	156	149
Sales and marketing	182	209
General and administrative	414	503

Total	$821	$952

Liquidity and Capital Resources

	Three Months Ended March 31,
	2011	2010
Net loss	($1,900)	($795)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	2,511	1,521
Changes in operating assets and liabilities	(1,908)	(1,789)

Net cash used in operating activities	(1,297)	(1,063)
Net cash used in investing activities	(4,058)	(3,567)
Net cash provided by financing activities	270	225

	March 31,	December 31,
	2011	2010
Cash and cash equivalents at the end of period	$18,929	$23,998
Short-term investments at the end of period	34,377	37,146
Long-term investments at the end of period	14,829	9,802
Working capital at the end of period	$72,808	$78,860

Liquidity and Capital Resources Overview
At March 31, 2011, our cash and investments were approximately $68.1 million and we had working capital of $72.8 million. The decrease in cash and investments of $2.8 million at March 31, 2011 compared to December 31, 2010 is due to $1.3 million in negative cash flow from operations and $1.8 million in cash used for capital expenditures, net of $0.3 million of cash provided by proceeds from issuance of the Company’s common stock.
Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion.
Within investing activities, capital spending historically ranges between 3% and 5% of our revenues and the primary use of capital is for manufacturing and development engineering requirements. Our capital expenditures during the three months ended March 31, 2011 were 10% of revenues because the Company spent $1.1 million related to the implementation of a new ERP system. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balance from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.
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
Operating Activities:
Operating activities used $1.3 million of cash during the three months ended March 31, 2011. We used $1.9 million of cash from the balance sheet, offsetting $0.6 million in cash generated from our income statement activities. The operations of PCTEL Secure used $0.2 million of cash during the three months ended March 31, 2011. We used $1.2 million for payroll taxes related to stock-based compensation. The tax payments related to the Company’s stock issued for restricted stock awards, stock bonuses under the 2010 Short Term Incentive Plan (“STIP”), and performance shares. The tax payments were lower during the same period last year because there were no stock bonuses or performance shares issued in the three months ended March 31, 2010. On the balance sheet, the $1.6 million decrease in accruals consisted of payments for cash bonuses, sales commissions, and inventory purchases. We used $0.9 million of cash for bonuses under the 2010 STIP during the three months ended March 31, 2011. Cash bonuses were only $17 for the same period in 2010. We also used cash due to increases in inventories and accounts receivable. Inventory increased by $0.8 million primarily due to the purchase of buffer inventory necessary during the implementation of sourcing initiatives. Accounts receivable increased by $0.6 million primarily due to the timing of shipments during the three months ended March 31, 2011 compared to three months ended December 31, 2010.
Operating activities used $1.1 million of cash during the three months ended March 31, 2010 primarily due to a net expansion in the balance sheet. During the three months ended March 31, 2010, an increase in accounts receivable of $2.9 million and a decrease in accounts payable of $0.5 million offset an increase in accrued liabilities of $1.4 million. The accounts receivable increase was due to an increase in revenues in the three months ended March 31, 2010 compared to the three months ended December 31, 2009 and because of the timing of the revenues within each quarter. Revenues increased $0.8 million during the three months ended March 31, 2010 compared to the previous quarter. Further, revenues for the last month of the quarter ended March 31, 2010 were $1.5 million higher than the last month of the quarter ended December 31, 2009, and billings were $2.3 million higher in the last month of the quarter ended March 31, 2010 compared to the last month of the quarter ended December 31, 2009. Our accrued liabilities increased due to increased inventory receipts and bonus accruals. Our inventory purchases were higher at the end of the quarter ended March 31, 2010 in order to meet our customer demand. The accruals at March 31, 2010 included estimates for 2010 bonuses. There were no bonus accruals at December 31, 2009 because we did not pay out any bonuses under our 2009 Short-Term Incentive Plan.
Investing Activities:
Our investing activities used $4.1 million of cash during the three months ended March 31, 2011. We used $2.3 for investments. Redemptions and maturities of our investments in short-term bonds during the three months ended March 31, 2011 provided $15.4 million in funds. We rotated $17.7 million of cash into new short-term and long-term bonds during the three months ended March 31, 2011. For the three months ended March 31, 2011, our capital expenditures were $1.8 million. Our capital expenditures included $1.1 million for our ERP project. We expect to spend approximately $3.0 million on the ERP project in 2011, consisting of $2.4 million in capital expenditures and $0.6 million in operating expenses.

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
Financing Activities:
Cash flow from financing activities provided $0.3 and $0.2 million for the three months ended March 31, 2011 and 2010, respectively, from the purchase of shares through our ESPP.
Contractual Obligations and Commercial Commitments
As of March 31, 2011, we had operating lease obligations of approximately $1.7 million through 2016. Operating lease obligations consist of $1.6 million for facility lease obligations and $0.1 million for equipment leases. Our lease obligations were $1.9 million at December 31, 2010.
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
In June 2010, we entered into a lease for an antenna engineering facility in Beijing, China. The term of the lease is through June 2013.
We had purchase obligations of $4.8 million and $5.3 million at March 31, 2011 and December 31, 2010, respectively. These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet. We had a liability of $1.2 million related to income tax uncertainties at March 31, 2011 and December 31, 2010, respectively. We do not know when this liability will be satisfied.
Critical Accounting Policies and Estimates
We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”). There have been no material changes in any of our critical accounting policies since December 31, 2010. See Note 2 in the Notes to the Condensed Consolidated Financial Statements for discussion on recent accounting pronouncements.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
See our 2010 Annual Report on Form 10-K (Item 7A). As of March 31, 2011, there have been no material changes in this information.
Item 4: Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information
Item 1: Legal Proceedings
None
Item 1A: Risk Factors
Factors That May Affect Our Business, Financial Condition and Future Operating Results
There have been no material changes with respect to the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3: Defaults Upon Senior Securities
None.
Item 4: Removed and Reserved
Item 5: Other Information
None.
Item 6: Exhibits

Exhibit No.	Description	Reference
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Setion 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

10.1	Limited Liability Company Agreement, dated January 5, 2011, by and between PCTEL, Inc. and Eclipse Design Technologies, Inc.	Incorporated by reference to this exhibit filed with the Registrant’s Current Report on Form 8-K filed on January 11, 2011

10.2	Letter Agreement dated April 12, 2011 between PCTEL, Inc. and Anthony Kobrinetz	Incorporated by reference to the exhibit 10.74 filed with the Registrant’s Current Report on Form 8-K filed on April 14, 2011

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc. a Delaware corporation
/s/ Martin H. Singer
Martin H. Singer
Chief Executive Officer

Date: May 10, 2011