Form 10-Q
period 2011-06-30
PC TEL INC
filed 2011-08-09
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,506,812 as of August 9, 2011

PCTEL, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2011

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
PCTEL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$26,678	$23,998
Short-term investment securities	32,421	37,146
Accounts receivable, net of allowance for doubtful accounts of $170 and $160 at June 30, 2011 and December 31, 2010, respectively	13,807	13,873
Inventories, net	12,655	10,729
Deferred tax assets, net	1,013	1,013
Prepaid expenses and other assets	4,054	3,900

Total current assets	90,628	90,659

Property and equipment, net	13,246	11,088
Long-term investment securities	9,135	9,802
Intangible assets, net	9,931	8,865
Deferred tax assets, net	9,004	9,004
Other noncurrent assets	1,378	1,147

TOTAL ASSETS	$133,322	$130,565

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$6,381	$4,253
Accrued liabilities	5,505	7,546

Total current liabilities	11,886	11,799
Long-term liabilities	2,238	2,111

Total liabilities	14,124	13,910

Redeemable equity	931	—

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,510,419 and 18,285,784 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	18	18
Additional paid-in capital	137,768	137,154
Accumulated deficit	(21,943)	(20,578)
Accumulated other comprehensive income	90	61

Total stockholders’ equity of PCTEL, Inc.	115,933	116,655
Noncontrolling interest	2,334	—

Total stockholders’ equity	118,267	116,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,322	$130,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
REVENUES		$19,109		$17,807		$37,343		$33,380
COST OF REVENUES		10,105		9,693		20,118		18,047

GROSS PROFIT		9,004		8,114		17,225		15,333

OPERATING EXPENSES:
Research and development		3,041		3,088		9,196		6,173
Sales and marketing		2,601		2,526		5,210		4,785
General and administrative		2,999		2,925		5,716		5,477
Amortization of intangible assets		661		776		1,334		1,539
Restructuring charges		—		490		—		490

Total operating expenses		9,302		9,805		21,456		18,464

OPERATING LOSS		(298)		(1,691)		(4,231)		(3,131)
Other income, net		125		87		1,855		246

LOSS BEFORE INCOME TAXES		(173)		(1,604)		(2,376)		(2,885)
Expense (benefit) for income taxes		76		(575)		(228)		(1,061)

NET LOSS		(249)		(1,029)		(2,148)		(1,824)
Net loss attributable to noncontrolling interests		(274)		—		(2,055)		—

NET INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.		$25	$	(1,029)	$	(93)	$	(1,824)
Adjustments to redemption value of noncontrolling interests		(106)		—		(1,272)		—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$	(81)	$	(1,029)	$	(1,365)	$	(1,824)

Basic Earnings per Share:
Net loss available to common shareholders		$0.00	$	(0.06)	$	(0.08)	$	(0.10)
Diluted Earnings per Share:
Net loss available to common shareholders		$0.00	$	(0.06)	$	(0.08)	$	(0.10)

Weighted average shares — Basic		17,355		17,540		17,259		17,454
Weighted average shares - Diluted		17,355		17,540		17,259		17,454
The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2011		2010
Operating Activities:
Net loss	$	(2,148)	$	(1,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		2,612		2,657
Gain on bargain purchase of acquisition		—		(54)
Stock based compensation		1,810		2,507
Share based expense		1,648		—
Loss on disposal/sale of property and equipment		—		7
Restructuring costs		—		467
Payment of withholding tax on stock based compensation		(1,223)		(679)
Deferred tax assets		—		(109)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable		73		(2,695)
Inventories		(1,899)		(775)
Prepaid expenses and other assets		(383)		(927)
Accounts payable		2,101		769
Income taxes payable		(38)		(171)
Other accrued liabilities		(1,633)		729
Deferred revenue		(255)		866

Net cash provided by operating activities		665		768

Investing Activities:
Capital expenditures		(3,431)		(374)
Proceeds from disposal of property and equipment		—		10
Purchase of investments		(26,671)		(18,457)
Redemptions/maturities of short-term investments		32,063		18,395
Purchase of assets/businesses, net of cash acquired		—		(2,109)

Net cash provided by (used in) investing activities		1,961		(2,535)

Financing Activities:
Proceeds from issuance of common stock		286		230
Payments for repurchase of common stock		(259)		(1,300)

Net cash provided by (used in) financing activities		27		(1,070)

Net increase (decrease) in cash and cash equivalents		2,653		(2,837)
Effect of exchange rate changes on cash		27		(8)
Cash and cash equivalents, beginning of year		23,998		35,543

Cash and Cash Equivalents, End of Period		$26,678		32,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2011 (Unaudited)
(in thousands except per share data and as otherwise noted)
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
In 2010, the Company operated in one segment for reporting purposes. Beginning with the formation of PCTEL Secure LLC (“PCTEL Secure”), a joint venture among the Company and Eclipse Design Technologies, Inc. in January 2011, the Company reports the financial results of PCTEL Secure as a separate operating segment. The Company’s chief operating decision maker (“CODM”) uses the profit and loss results and the assets in deciding how to allocate resources and assess performance between the segments.
Antenna Products
PCTEL’s MAXRAD®, Bluewave™ and Wi-Sys™ antenna solutions address public safety, military, and government applications; supervisory control and data acquisition (“SCADA”), health care, energy, smart grid and agricultural applications; indoor wireless, wireless backhaul, and cellular applications. Revenue growth for antenna products is driven by emerging wireless applications in these markets. The Company’s portfolio includes a broad range of WiMAX antennas, land mobile radio (“LMR”) antennas, and precision GPS antennas that serve innovative applications in telemetry, radio frequency identification (“RFID”), WiFi, fleet management, and mesh networks. The Company’s antenna products are primarily sold through distributors and original equipment manufacturer (“OEM”) providers.
The Company established its current antenna product portfolio with a series of acquisitions. In 2004 the Company acquired MAXRAD as well as certain product lines from Andrew, which established its core product offerings in WiFi, LMR and GPS. Over the next several years the Company added additional capabilities within those product lines and additional served markets with the acquisition of certain assets from Bluewave Antenna Systems, Ltd (“Bluewave”) in 2008, and the acquisitions of Wi-Sys Communications, Inc (“Wi-Sys”) in 2009, and Sparco Technologies, Inc. (“Sparco”) in 2010. The Company’s WiMAX antenna products were developed and brought to market through the Company’s ongoing operations.
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
The Company established its scanning receiver product portfolio in 2003 with the acquisition of Dynamic Telecommunications, Inc. In 2009 the Company acquired the scanning receiver business of Ascom Network Testing, Inc (“Ascom”) as well as the exclusive distribution rights and patented technology for Wider Network’s (“Wider”) network interference products.
The Company also has an intellectual property portfolio related to antennas, the mounting of antennas, and scanning receivers. These patents are being held for defensive purposes and are not part of an active licensing program.
Secure applications
On January 5, 2011, the Company formed PCTEL Secure, a joint venture limited liability company, with Eclipse Design Technologies, Inc (“Eclipse”). PCTEL Secure designs Android-based, secure communication products. The Company contributed $2.5 million in cash in return for 51% ownership of the joint venture and Eclipse contributed $2.4 million of intangible assets in return for 49% ownership of the joint venture.
Basis of Consolidation and Foreign Currency Translation
The condensed consolidated balance sheet as of June 30, 2011 and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2011 and 2010, respectively are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2010.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements include the accounts of PCTEL Secure. Because the Company has a 51% ownership interest in PCTEL Secure, 49% of PCTEL Secure’s net loss is recorded as noncontrolling interest in the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 49% of the equity in PCTEL Secure is recorded as noncontrolling interest. All intercompany accounts and transactions have been eliminated.
The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“the 2010 Form 10-K”). There were no changes in the Company’s significant accounting policies during the six months ended June 30, 2011. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2010 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2010 Form 10-K. The results for the operations for the period ended June 30, 2011 may not be indicative of the results for the period ending December 31, 2011.
The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in condensed consolidated statement of operations. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $13 and $9 for the three months ended June 30, 2011 and 2010, respectively. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $20 and $23 for the six months ended June 30, 2011 and 2010, respectively.
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
2. Recent Accounting Pronouncements
Recently Adopted Accounting Guidance
In June 2011, the FASB issued ASU 2011-05 which provides new guidance on the presentation of comprehensive income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU will not have a significant impact on the Company’s consolidated financial statements as it only requires a change in the format of the current presentation.
3. Balance Sheet Data
Cash and Cash equivalents
At June 30, 2011, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At June 30, 2011 and December 31, 2010, the Company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. Government Agency securities or bank repurchase agreements collateralized by the these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the Company’s U.S. banks is fully insured by the Federal Deposit Insurance Corporation due to the balances being below the maximum insurable amounts.
The Company had $0.7 million of cash and cash equivalents in foreign bank accounts at June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, the Company has no intentions of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.
Investments
At June 30, 2011 and December 31, 2010, the Company’s short-term and long-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, and AA or higher rated corporate bonds all classified as held-to-maturity.
At June 30, 2011, the Company had invested $16.5 million in pre-refunded municipal bonds, $15.7 million in U.S. government agency bonds and $9.3 million in AA rated or higher corporate bonds. The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities. The bonds, classified as short-term investments, have original maturities greater than 90 days and mature in less than one year. At June 30, 2011, the Company had $9.1 million classified as long-term investment securities. The bonds classified as long-term investments have maturities greater than one year but less than two years. The Company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains were $45 at June 30, 2011. Approximately 12% of the Company’s bonds were protected by bond default insurance at June 30, 2011.
At December 31, 2010, the Company had invested $19.2 million in pre-refunded municipal bonds, $19.0 million in U.S. government agency bonds, and $8.7 million in AA rated or higher corporate bonds, and classified $9.8 million as long-term investment securities.
The Company categorizes its financial instruments within a fair value hierarchy established in accounting and disclosures for fair value measurements. The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 1. For the Level 2 investments, the Company uses quoted prices of similar assets in active markets.

Cash equivalents and investments measured at fair value were as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$15,399	$—	$—	$15,399	$21,032	$—	$—	$21,032
Investments:
US government agency bonds	—	15,687	—	15,687	—	19,036	—	19,036
Municipal bonds	—	16,532	—	16,532	—	19,378	—	19,378
Corporate debt securities	—	9,381	—	9,381	—	8,756	—	8,756

Total	$15,399	$41,600	$—	$56,999	$21,032	$47,170	$—	$68,202

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 60 days. The Company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $0.2 million at June 30, 2011 and December 31, 2010. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.
Inventories
Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing. Inventories as of June 30, 2011 and December 31, 2010 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The Company had consigned inventory with customers of $0.7 million and $1.0 million at June 30, 2011 and December 31, 2010, respectively. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $1.3 million and $1.0 million at June 30, 2011 and December 31, 2010, respectively.
Inventories consisted of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Raw materials	$9,245	$7,613
Work in process	632	542
Finished goods	2,778	2,574

Inventories, net	$12,655	$10,729

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

Property and equipment consists of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Building	$6,207	$6,207
Computers and office equipment	6,969	4,450
Manufacturing and test equipment	8,532	7,707
Furniture and fixtures	1,169	1,127
Leasehold improvements	204	176
Motor vehicles	27	27

Total property and equipment	23,108	19,694
Less: Accumulated depreciation and amortization	(11,632)	(10,376)
Land	1,770	1,770

Property and equipment, net	$13,246	$11,088

Intangible Assets
The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of June 30, 2011 and December 31, 2010 are as follows:

		June 30,			December 31,
	2011			2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$16,763	$9,640	$7,123	$16,763	$8,743	$8,020
Patents and technology	7,408	6,069	1,339	6,312	6,007	305
Trademarks and trade names	2,603	2,221	382	2,603	2,074	529
Other	3,017	1,930	1,087	1,714	1,703	11

	$29,791	$19,860	$9,931	$27,392	$18,527	$8,865

The $1.1 million increase in the net book value of intangible assets at June 30, 2011 compared to December 31, 2010 reflects $2.4 million of intangible assets contributed by Eclipse to PCTEL Secure in January 2011 offsetting amortization of $1.3 million for the six months ended June 30, 2011. See Note 6 for information related to PCTEL Secure.
In December 2010, the Company recorded an impairment of intangible assets of $1.1 million. The impairment expense included $0.9 million for an impairment of the distribution rights and trade name acquired in the Wider settlement, and $0.2 million for a partial impairment of the technology and non-compete agreements acquired from Ascom. The 2010 revenues resulting from the products acquired from Ascom and the products related to the settlement with Wider were significantly lower than the Company’s revenue projections used in the original accounting valuations. The Company considered these revenue variances as a triggering event that the carrying value of the long lived intangible assets subject to amortization may not be fully recoverable and may be less than the fair value at December 31, 2010.
The Company’s scheduled amortization expense for the next five years is as follows:

Fiscal Year	Amount
2011	$2,075
2012	$2,803
2013	$2,478
2014	$1,961
2015	$1,251
2016	$25

The following table presents the fair value measurements of non-recurring assets for continuing operations at June 30, 2011 and December 31, 2010:

	June 30, 2011					December 31, 2010
	Level 1	Level 2	Level 3	Total	Gain (Loss)	Level 1	Level 2	Level 3	Total	Gain (Loss)
Intangible assets	$—	—	—	$—	$—	$—	—	8,865	$8,865	$(1,084)

Total	$—	$—	$—	$—	$—	$—	$—	$8,865	$8,865	$(1,084)

Liabilities
Accrued liabilities consist of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Payroll, bonuses, and other employee benefits	$1,422	$1,615
Paid time off	1,035	846
Inventory receipts	1,028	2,444
Employee stock purchase plan	247	232
Deferred revenues	246	501
Warranties	210	257
Due to Sparco shareholders	198	198
Due to Wider	197	194
Real estate taxes	152	148
Professional fees	65	208
Restructuring	60	324
Other	645	579

Total	$5,505	$7,546

Long-term liabilities consist of the following:

	June 30,	December 31,
	2011	2010
Executive deferred compensation plan	$1,326	$1,187
Income taxes	824	824
Deferred rent	88	94
Deferred revenues	—	6

	$2,238	$2,111

4. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic Earnings Per Share computation:
Numerator:
Net loss	$(249)	$(1,029)	$(2,148)	$(1,824)
Net loss attributable to noncontrolling interests	(274)	—	(2,055)	—

Net income (loss) attributable to PCTEL, Inc.	25	(1,029)	(93)	(1,824)
Less: adjustments to redemption value of noncontrolling interests	(106)	—	(1,272)	—

Net loss available to common shareholders	$(81)	$(1,029)	$(1,365)	$(1,824)

Denominator:
Common shares outstanding	17,355	17,540	17,259	17,454

Earnings per common share — basic

Net loss available to common shareholders	$(0.00)	$(0.06)	$(0.08)	$(0.10)

Diluted Earnings Per Share computation:
Numerator:
Net loss	$(249)	$(1,029)	$(2,148)	$(1,824)
Net loss attributable to noncontrolling interests	(274)	—	(2,055)	—

Net income (loss) attributable to PCTEL, Inc.	25	(1,029)	(93)	(1,824)
Less: adjustments to redemption value of noncontrolling interests	(106)	—	(1,272)	—

Net loss available to commons shareholders	$(81)	$(1,029)	$(1,365)	$(1,824)

Denominator:
Common shares outstanding	17,355	17,540	17,259	17,454
Restricted shares subject to vesting	*	*	*	*
Common stock option grants	*	*	*	*

Total shares	17,355	17,540	17,259	17,454

Earnings per common share — diluted

Net loss available to common shareholders	$(0.00)	$(0.06)	$(0.08)	$(0.10)

*	As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 418,000 and 454,000 for the three and six months ended June 30, 2011, respectively, and 283,000 and 560,000 for the three and six months ended June 30, 2010, respectively, were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.
5. Comprehensive Income
The following table provides the calculation of other comprehensive income for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010		2011		2010

Net income (loss)	$25	$	(1,029)	$	(93)	$	(1,824)
Foreign currency translation adjustments	16		6		29		(5)

Total comprehensive income (loss)	$41	$	(1,023)	$	(64)	$	(1,829)

6. PCTEL Secure
On January 5, 2011, the Company formed PCTEL Secure LLC, a joint venture limited liability company, with Eclipse Design Technologies, Inc. PCTEL Secure designs software and secure digital-based solutions that enables secure applications on commercial Android cellular phone platforms. The Company contributed $2.5 million in cash on the formation of the venture in return for 51% ownership of the joint venture. In return for 49% ownership of the joint venture, Eclipse contributed $2.4 million of intangible assets in the form of intellectual property and a services agreement, including an assembled workforce, to provide services.
The initial capitalization of PCTEL Secure was $4.9 million, consisting of $2.5 million of cash, $1.1 million of in-process research and development, $0.8 million for non-compete agreements, and $0.5 million for service agreements. The values for the intangible assets were the fair values of the intangible assets modeled at the time of execution of the agreements. The intangible assets are being amortized for book purposes, but are not deductible for tax purposes. The weighted average amortization period of the intangible assets acquired is 2.4 years. The Company estimated the fair value (and remaining useful lives) of the assets.
The Company provides services to PCTEL Secure at cost for facilities, financial services, general and administrative services, order management, manufacturing and distribution, and marketing services. The term of the Company’s service agreement is through December 31, 2013, with one year extensions thereafter as agreed by the parties. The Company also entered into a line of credit agreement with PCTEL Secure. Under the term of the line of credit agreement, the Company agreed to lend PCTEL Secure up to $4.0 million at an 8% fixed interest rate. The maturity date for this agreement is June 30, 2014. There were no borrowings under this line of credit during six months ended June 30, 2011.
Based on review of accounting rules for consolidation, the Company concluded that it (a) has financial control of PCTEL Secure as it holds two of the three Board seats and (b) Eclipse’s rights under the agreements are protective rights that do not override the presumption that the majority owned subsidiary should be consolidated. Therefore, the Company has consolidated the financial results of PCTEL Secure into the Company’s consolidated financial statements for the three and six months ended June 30, 2011.
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

Instrument	Notional Amount	Contingency	Period
The Company’s 1st call right	19% of membership interests	None	1/1/2012 — 3/31/2012

Eclipse’s put right	19% of membership interests	Exercisable if the Company does not exercise 1st call right	4/1/2012 — 4/10/2012

The Company’s 2nd call right	Remaining Eclipse membership interests	Purchase all of remaining Eclipse interests	10/1/2013 — 12/31/2013

Eclipse’s participation right	10% of the difference between net proceeds from sale and enterprise value	The Company exercises 2nd call right and sells subsidiary within 12 months	ends 12/31/14

Eclipse’s participation right	5% of the difference between net proceeds from sale and enterprise value	The Company exercises 2nd call right and sells subsidiary between 13 and 24 months	ends 12/31/15

The Company’s 3rd call right	Remaining Eclipse membership interests	The Company does not exercise 2nd call right	begins 7/1/2014
The Company’s 1st call right: the Company has the right to exercise its 1st call right during the period January 1, 2012 through March 31, 2012, which would require Eclipse to sell to the Company 19% of its membership interests for a price that represents 19% of the enterprise value (“EV”) on the exercise date, with a provision that the minimum price is 19% of $4.9 million.
Eclipse put right: If the Company does not exercise the first call right, then at any time during the period April 1, 2012 through April 10, 2012, Eclipse can exercise its put right to require the Company to purchase Eclipse’s interest in PCTEL Secure at the price of 19% of $4.9 million.
The Company’s 2nd call right: During the period October 1, 2013 through December 31, 2013, the Company has the option to issue a notice to Eclipse requiring it to sell to the Company all of its remaining membership interests in PCTEL Secure at the EV, with a provision that minimum EV is $4.9 million. Such remaining membership interests could represent between 30% and 49%, depending on whether the 1st call or the Eclipse put right were exercised.

Eclipse participation right: If the Company exercises the 2nd call right and subsequently sells PCTEL Secure within 12 months of exercising the 2nd call right, then Eclipse holds a participation right that requires the Company to pay to Eclipse 10% of the amount by which the net proceeds exceed the EV used in the calculation of the price of the 2nd call right. Also, if the Company exercises the 2nd call right and subsequently sells subsidiary between 13 months and 24 months of exercising the 2nd call right, then Eclipse holds a participation right that requires the Company to pay to Eclipse 5% of the amount by which the net proceeds exceed the EV used in the calculation of the price of the 2nd call right. (If consideration for the sale is received by the Company in a form other than cash, Eclipse is entitled to 10% or 5% of non-cash consideration received as proceeds.)
The Company’s 3rd call right: If the 2nd call right is not exercised, and after 8 months, Eclipse fails to complete a sale of its membership interests, then the Company has the right to purchase Eclipse’s membership interests using the EV calculated at the expiration of the 2nd call right.
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
Eclipse identified an employee of PCTEL Secure and two contractors for Eclipse as key contributors of services. Eclipse entered into cash bonus arrangement with the three key contributors. The bonus agreements grant these key contributors the right for each to receive a cash bonus from the net proceeds received by Eclipse upon exercise of Eclipse’s exit option, the Company’s 2nd call right, or the Company’s 3rd call right, which results in a qualifying sale of Eclipse’s membership interests in the subsidiary. Participation in the net proceeds paid to Eclipse from a qualifying sale of Eclipse’s membership interests is equivalent to each key contributor having been a 5% owner of PCTEL Secure.
During the three months ended June 30, 2011, the Company recorded $0.1 million of compensation expense for share based payments in accordance with accounting for stock compensation for the employee of PCTEL Secure. During the six months ended June 30, 2011, the Company recorded $3.1 million of compensation expense in accordance with accounting for share based payments to nonemployees for the two contractors of PCTEL Secure and $0.3 million of employee compensation expense for the employee of PCTEL Secure. The Company recognized the total share-based payment obligation of $3.1 million for the bonus payouts to the contractors on January 5, 2011 because the quantity and terms of the equity instruments are known upfront for the share-based payment arrangements between the contractors and Eclipse since each key contributor receives a specific percentage of the net proceeds received by Eclipse upon a qualifying sale of its interests and the amount of proceeds for the qualifying sale are determined based on a predetermined multiple of revenues and backlog. Further, forfeiture is unlikely because of sufficiently large disincentives for nonperformance. The Company recorded $0.1 million of employee compensation expense for the share based payment obligation for the employee of PCTEL Secure, which is the pro-rata portion of the total expense to be recognized over the requisite service period of three years. The fair value of the bonus amounts was based on the projected enterprise value as of December 31, 2013. Subsequent changes in the fair value for the awards will be recognized in earnings each reporting period. Since the Company is a noncontributing investor to the share-based payment arrangements, the Company recognized income of $1.6 million, equal to the amount that its interest in PCTEL Secure’s equity increased as a result of the disproportionate funding of the compensation costs. This amount is included in other income, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2011.
PCTEL Secure incurred losses of $0.6 million and $4.1 million for the three and six months ended June 30, 2011, respectively. Since the allocation of PCTEL Secure’s profits and losses is based on its prorated share of unit ownership, the Company recorded $0.3 million and $2.1 million as net loss attributable to noncontrolling interest for the three and six months ended June 30, 2011. See the segment information in Note 14 for information related to the financial results of PCTEL Secure. The noncontrolling equity on the balance sheet reflects Eclipse’s share of the equity of PCTEL Secure. The noncontrolling equity includes permanent equity of $2.3 million and redeemable equity of $0.9 million. The redeemable equity is reflected in the mezzanine section of the balance sheet. See Note 9 related to equity for the reconciliation of these noncontrolling interest amounts.
7. Acquisitions
Acquisition of Sparco Technologies, Inc.
On January 12, 2010, the Company acquired all of the outstanding share capital of Sparco pursuant to a Share Purchase Agreement among the Company, Sparco, and David R. Dullnig, Valerie Dullnig, Chris Cooke, and Glenn Buckner, the holders of the outstanding share capital of Sparco. Sparco is a San Antonio, Texas based company that specializes in selling value-added wireless local area network (“WLAN”) products and services to the enterprise, education, hospitality, and healthcare markets. Sparco’s product line includes antennas for WLAN, national electrical manufacturer’s association (“NEMA”) enclosures and mounting accessories, site survey tools, and amplifiers. With this acquisition, the Company extended its product offering, channel penetration and technology base in wireless enterprise products.
The Company assumed a lease for a 6,300 square foot facility used for operations and sales activities in San Antonio, Texas that expired in January 2011. The Company integrated Sparco’s manufacturing and distribution operations in its Bloomingdale, Illinois facility in the third quarter 2010 and moved the sales offices to a new location in San Antonio, Texas in January 2011.
The consideration for Sparco was $2.5 million, consisting of $2.4 million in cash consideration and $0.1 million related to the Company’s outstanding receivable balance from Sparco at the date of acquisition. Of the $2.4 million cash consideration, $2.1 million was payable to the Sparco shareholders and $0.3 million was used to discharge outstanding debt liabilities. At June 30, 2011 and December 31, 2010, approximately $0.2 million remains outstanding, consisting of the final payments due related to shareholders or to third parties. The $0.2 million due is included in accrued liabilities. The cash consideration paid in connection with the acquisition was provided from the Company’s existing cash. The acquisition related costs for the Sparco purchase were not significant to the Company’s condensed consolidated financial statements.
The consideration was allocated based on fair value: $1.1 million to net tangible liabilities, $3.3 million to customer relationships, $0.3 million to trade names and other intangible assets. The fair value of the net assets acquired exceeded the total investment by $54. This $54 gain on the bargain purchase of Sparco was recorded in other income, net in the condensed consolidated statements of operations. There was no goodwill recorded with this transaction. The consideration was determined based on the fair value of the intangible assets modeled at the time of the negotiation, which were updated at the time of closing. An immaterial bargain purchase amount resulted from the process of validating the Company’s initial fair value model assumptions with actual performance information from the first quarter of operations. The intangible assets are being amortized for book purposes, but are not deductible for tax purposes. At the date of the acquisition, the weighted average amortization period of the intangible assets acquired was 5.3 years. The Company estimated the fair value (and remaining useful lives) of the assets and liabilities.

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
The WTS scanning receiver business has been integrated with the Company’s scanning receiver operations in Germantown, Maryland. As contemplated by the Ascom APA, the parties concurrently entered into a Transition Services Agreement (“TSA”). Under the TSA, Ascom manufactured and assembled the scanner products until the operations were integrated with the Company’s own operations in its Germantown, Maryland facility. The TSA was completed as of June 30, 2010. In accordance with the Ascom APA, the Company also funded the development of compatibility between its scanning receivers and Ascom’s benchmarking solution.
Separately, the Company and Ascom renewed their existing supply agreement, which remains non-exclusive. Under the supply agreement, the Company continues to supply both the Company’s scanning receivers and the WTS scanning receivers to the newly formed Ascom Network Testing Division that consolidated the testing businesses for mobile telecom carriers of Ascom.
The purchase price of $4.5 million for the scanning receiver assets of Ascom was allocated based on fair value: $0.3 million to net tangible assets, $3.8 million to customer relationships, $0.3 million to core technology and trade names, and $0.1 million to other intangible assets. The technology includes $0.2 million of in-process R&D related to LTE scanner development. The projects related to the in-process research and development was completed in the third quarter of 2010. The tangible assets include inventory and warranty obligations. There was no goodwill recorded from this acquisition. The intangible assets are being amortized for book purposes and are tax deductible. At the date of the acquisition, the weighted average book amortization period of the intangible assets was 5.2 years. The Company estimated the fair value (and remaining useful lives) of the assets and liabilities.
The following is the allocation of the purchase price for Ascom at the date of the acquisition:

Current assets:
Inventory	$248

Intangible assets:
Core technology	254
Customer relationships	3,833
Trade names	52
Other, net	130

Total intangible assets	4,269

Total assets	4,517

Current liabilities:
Warranty accrual	26

Total current liabilities	26

Net assets acquired	$4,491

The purchase price was based on $4.3 million paid at the close of the transaction and $0.2 million of contingent consideration due in two equal installments in December 2010 and 2011, respectively. The cash consideration paid in connection with the acquisition was provided from the Company’s existing cash. The $0.2 million of contingent consideration was based upon achievement of certain revenue objectives and at December 31, 2009, the Company included the future payments due in the purchase price because it believed that the achievement of these objectives was more likely than not. The revenue target for 2010 was not met, and as of December 31, 2010, the Company determined that the revenue target for 2011 would more than likely not be met. At December 31, 2010, the Company recorded a write off of the $0.2 million contingent consideration as miscellaneous income. Due to the revised revenue projections for the WTS scanning receivers, the Company also recorded impairment expense of $0.2 million. See the intangible asset section of Note 1 for further discussion of the intangible asset impairment for Ascom
8. Stock-Based Compensation
The condensed consolidated statements of operations include $1.0 million and $1.8 million of stock compensation expense for the three and six months ended June 30, 2011, respectively. Stock compensation expense for the three months ended June 30, 2011 consists of $0.9 million for restricted stock awards and $0.1 million for performance share awards, stock option and stock purchase plan expenses. Stock compensation expense for the six months ended June 30, 2011 consists of $1.6 million for restricted stock awards, $0.1 million for performance share awards, and $0.1 million for stock option and stock purchase plan expenses.
The condensed consolidated statements of operations include $1.6 million and $2.5 million of stock compensation expense for the three and six months ended June 30, 2010, respectively. Stock compensation expense for the three months ended June 30, 2010 consists of $1.2 million for restricted stock awards, $0.1 million for performance share awards, $0.1 million for stock option and stock purchase plan expenses and $0.2 million for stock bonuses. Stock compensation expense for the six months ended June 30, 2010 consists of $1.9 million for restricted stock awards, $0.2 million for performance share awards, $0.1 million for stock option and stock purchase plan expenses, and $0.3 million for stock bonuses.
The Company did not capitalize any stock compensation expense during the three and six months ended June 30, 2011 or 2010, respectively. The Company did not issue any stock awards to employees or contributors of PCTEL Secure during the three and six months ended June 30, 2011.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenues	$68	$165	$137	$256
Research and development	156	205	312	354
Sales and marketing	157	273	338	481
General and administrative	608	912	1,023	1,416

Total	$989	$1,555	$1,810	$2,507

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
For the three months ended June 30, 2011, the Company did not issue any restricted stock awards and recorded cancellations of 17,100 shares with grant date fair value of $0.1 million. For the six months ended June 30, 2011, the Company issued 154,750 shares of restricted stock with grant date fair value of $1.0 million and recorded cancellations of 22,425 shares with grant date fair value of $0.1 million.
For the three months ended June 30, 2011, 14,525 restricted shares vested with grant date fair value of $0.1 million and intrinsic value of $0.1 million. For the six months ended June 30, 2011, 396,221 restricted shares vested with grant date fair value of $2.5 million and intrinsic value of $2.9 million.
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
At June 30, 2011, total unrecognized compensation expense related to restricted stock was approximately $4.5 million, net of forfeitures to be recognized through 2016 over a weighted average period of 1.8 years.
The following table summarizes restricted stock activity for the six months ended June 30, 2011:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Restricted Stock Awards — December 31, 2010	1,274,316	$5.93
Shares awarded	154,750	6.47
Performance share units converted to restricted stock awards	102,941	6.21
Shares vested	(396,221)	6.35
Shares cancelled	(22,425)	5.47

Unvested Restricted Stock Awards — June 30, 2011	1,113,361	$5.89

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
During the three months ended June 30, 2011 the Company issued 200 stock options with a weighted average grant date value of $3.20. During the six months ended June 30, 2011 the Company issued 4,000 stock options with a weighted average grant date value of $3.15. The Company received proceeds of $18 from the exercise of 2,500 options during the three and six months ended June 30, 2011. The intrinsic value of these options exercised was $1. During the three and six months ended June 30, 2011, respectively, 5,360 and 74,560 options were either forfeited or expired.
The Company issued 8,500 stock options with a weighted average grant date value of $2.67 during the three and six months ended June 30, 2010. The Company received $5 in proceeds from the exercise of 781 options during the three six months ended June 30, 2010. During the three and six months ended June 30, 2010, respectively, 412,917 and 439,811 options were either forfeited or expired.
As of June 30, 2011, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $0.1 million, net of estimated forfeitures to be recognized through 2015 over a weighted average period of 1.8 years.
The range of exercise prices for options outstanding and exercisable at June 30, 2011 was $5.50 to $12.16. The following table summarizes information about stock options outstanding under all stock plans at June 30, 2011:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted-		Weighted
Range of			Number	Contractual Life	Average	Number	Average
Exercise Prices			Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$ 5.50	—	$7.20	221,723	3.96	$6.84	196,000	$6.93
7.21	—	7.93	194,346	2.91	7.67	189,815	7.68
7.95	—	8.48	161,347	1.37	8.07	161,347	8.07
8.49	—	9.09	228,600	4.28	8.86	227,700	8.86
9.11	—	9.19	156,627	5.08	9.16	156,627	9.16
9.30	—	10.25	152,900	4.04	9.75	149,079	9.75
10.46	—	10.75	187,660	2.18	10.69	187,281	10.69
10.80	—	11.55	157,050	2.89	11.25	157,050	11.25
11.68	—	11.84	57,000	2.61	11.81	57,000	11.81
12.16	—	12.16	6,400	2.80	12.16	6,400	12.16

$ 5.50	—	$12.16	1,523,653	3.34	$9.05	1,488,299	$9.10

The intrinsic value and contractual life of the options outstanding and exercisable at June 30, 2011 were as follows:

	Weighted
	Average
	Contractual	Intrinsic
	Life (years)	Value
Options Outstanding	3.34	$13
Options Exercisable	3.25	$4
The intrinsic value is based on the share price of $6.48 at June 30, 2011.
The following table summarizes the stock option activity for the six months ended June 30, 2011:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at December 31, 2010	1,596,713	$9.04
Granted	4,000	7.28
Exercised	(2,500)	7.30
Expired or Cancelled	(73,060)	9.01
Forfeited	(1,500)	6.14

Outstanding at June 30, 2011	1,523,653	$9.05

Exercisable at June 30, 2011	1,488,299	$9.10
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
During the six months ended June 30, 2011, the Company granted 139,691 performance units with a grant date fair value of $1.0 million and cancelled 35,083 performance units with a grant date fair value of $0.4 million. During the six months ended June 30, 2011, 30,037 performance units vested with a grant date fair value of $290 and intrinsic value of $225, and 102,941 performance units were converted to time-based restricted stock awards.
During the three months ended June 30, 2010, no performance units were granted or vested. During the six months ended June 30, 2010, the company granted 85,000 performance units with a grant date fair value of $0.5 million, and the Company cancelled 11,830 performance units with a grant date fair value of $0.1 million.
As of June 30, 2011, the unrecognized compensation expense related to the unvested portion of the Company’s performance units was approximately $0.8 million, to be recognized through 2014 over a weighted average period of 1.9 years

The following table summarizes the performance share activity during the six months ended June 30, 2011:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Performance Units — December 31, 2010	161,276	$7.79
Units awarded	139,691	6.45
Units vested	(30,037)	9.67
Performance share units converted to restricted stock awards	(102,941)	6.21
Units cancelled	(35,083)	10.42

Unvested Performance Units — June 30, 2011	132,906	$6.48
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
No time-based restricted stock units were granted or vested during the three or six months ended June 30, 2011. The Company issued 4,400 time-based restricted stock units with a fair value of $28 to employees during the six months ended June 30, 2011. During the first quarter of 2011, 1,500 restricted stock units vested with a grant date fair value of $9 and intrinsic value of $11.
No time-based restricted stock units were granted in the three months ended June 30, 2010. The Company granted 6,000 time-based restricted stock units with a fair value of $37 to employees during the six months ended June 30, 2010.
As of June 30, 2011, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $53, to be recognized through 2015 over a weighted average period of 2.0 years.
The following table summarizes the restricted stock unit activity during the three months ended June 30, 2011:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Restricted Stock Units — December 31, 2010	7,875	$6.13
Units awarded	4,400	6.47
Units vested	(1,500)	6.22

Unvested Restricted Stock Units — June 30, 2011	10,775	$6.26
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
Board of Director Equity Awards
The Board of Directors elected to receive their annual equity award in the form of shares of the Company’s stock or in shares of vested restricted stock units. The director shares and restricted stock units are awarded annually in June. During the quarter ended June 30, 2011, 12,958 shares were awarded that vested immediately and 28,508 vested restricted stock units were awarded. During the quarter ended June 30, 2010, 27,971 shares were awarded that vested immediately and 16,099 vested restricted stock units were awarded.
Employee Withholding Taxes on Stock Awards
For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. The Company paid $1.2 million and $0.7 million for withholding taxes related to stock awards during the six months ended June 30, 2011 and 2010, respectively.
Stock Repurchases
The Company repurchases shares of common stock under share repurchase programs authorized by the Board of Directors. All share repurchase programs are announced publicly. On November 21, 2008, the Board of Directors authorized the repurchase of shares up to a value of $5.0 million. The Company repurchased 43,090 shares at an average price of $6.02 during the three and six months ended June 30, 2011. The Company repurchased 215,495 shares at an average price of $6.04 during the three and six months ended June 30, 2010. At June 30, 2011, the Company had $2.3 million remaining to be purchased under this program.

9. Equity
The following table is a summary of total equity for the six months ended June 30, 2011:

	Six Months Ended June 30, 2011
	Attributable	Noncontrolling interest
	to PCTEL	Redeemable	Permanent	Total
Balance at beginning of period	$116,655	$0	$0	$0

Net loss	(93)	(1,258)	(797)	(2,055)
Other comprehensive income	29	—	—	—

Comprehensive loss	(64)	(1,258)	(797)	(2,055)

Stock-based compensation, net	614	—	—	—
Initital capitalization for PCTEL Secure	—	1,944	456	2,400
Share-based payments for PCTEL Secure	—	1,648	—	1,648
Adjustment to temporary equity for PCTEL Secure	(1,272)	—	1,272	1,272

Balance at end of period	(722)	2,334	931	3,265

Total equity	$115,933	$2,334	$931	$3,265

Noncontrolling interest in the condensed consolidated financial statements consists of Eclipse’s 49% interest in PCTEL Secure. The $2.4 million represents 49% of the initial capitalization of the subsidiary. During the six months ended June 30, 2011, the Company recognized compensation costs of $3.4 million for three key contributors and 49% of the expense associated with these awards is credited to Eclipse’s noncontrolling interest. Since the redeemable equity is fixed at $0.9 million, the Company recorded a $1.3 million adjustment to retained earnings. See Note 6 for more information related to PCTEL Secure.

The following table is a summary of the activity in stockholders’ equity of the Company during the six months ended June 30, 2011 and 2010, respectively:

	Six Months Ended
	June 30,
	2011	2010
Number of common shares outstanding:
Balance at beginning of period	18,286	18,494
Common stock repurchases	(43)	(215)
Stock-based compensation, net of taxes	267	638

Balance at end of period	18,510	18,917

Common stock:
Balance at beginning of period	$18	$18
Stock-based compensation, net of taxes	—	1

Balance at end of period	$18	$19

Additional paid-in capital:
Balance at beginning of period	$137,154	$138,141
Stock-based compensation, net of taxes	873	2,058
Common stock repurchases	(259)	(1,300)
Tax Effect from stock-based compensation	—	(131)

Balance at end of period	$137,768	$138,768

Accumulated deficit:
Balance at beginning of period	$(20,578)	$(17,122)
Adjustment related to temporary equity	(1,272)	—
Net loss attributable to PCTEL, Inc.	(93)	(1,824)

Balance at end of period	$(21,943)	$(18,946)

Accumulated other comprehensive income:
Balance at beginning of period	$61	$31
Foreign translation	29	(5)

Balance at end of period	$90	$26

Total stockholders’ equity of PCTEL, Inc.	$115,933	$119,867

10. Benefit Plans
Employee Benefit Plans
The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan, up to the statutorily prescribed annual limit. The Company may make discretionary contributions to the 401(k) plan. The Company made employer contributions of $165 and $154 to the 401(k) plan for the three months ended June 30, 2011 and 2010, respectively. The Company made employer contributions of $360 and $306 to the 401(k) plan for the six months ended June 30, 2011 and 2010, respectively. The Company also contributes to various retirement plans for foreign employees. The Company made contributions to these plans of $27 and $18 for the three months ended June 30, 2011 and 2010, respectively. The Company made contributions to these plans of $67 and $36 for the six months ended June 30, 2011 and 2010, respectively.

Executive Deferred Compensation Plan
The Company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses. In addition, the Company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. The deferred compensation obligation included in Long-Term Liabilities in the condensed consolidated balance sheets was $1.3 million at June 30, 2011 and $1.2 million at December 31, 2010. The Company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Non-Current Assets.
11. Restructuring
During the six months ended June 30, 2011, the Company paid $0.3 million for restructuring liabilities related to its 2010 functional reorganization. The Company did not incur any restructuring expenses for the three and six months ended June 30, 2011.
The following table summarizes the restructuring activity during the six months ended June 30, 2011 and the status of the reserves at June 30, 2011:

Six Months Ended
June 30, 2011
Beginning balance	$324
Restructuring expense	—
Cash payments	(264)

Ending balance	$60

12. Commitments and Contingencies
Leases
The Company has operating leases for office facilities through 2016 and office equipment through 2014. The future minimum rental payments under these leases at June 30, 2011, are as follows:

Year	Amount
2011	$365
2012	724
2013	222
2014	97
2015	88
2016	45

Future minumum lease payments	$1,541

The Company does not have any capital leases.
Warranty Reserve and Sales Returns
The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The Company’s allowance for sales returns was $0.2 million at June 30, 2011 and December 31, 2010, respectively.
The Company offers repair and replacement warranties of primarily two years for antenna products and one year for scanners and receivers.

The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.2 million and $0.3 million at June 30, 2011 and December 31, 2010, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.
Changes in the warranty reserves during the three months ended June 30, 2011 and 2010, were as follows:

	Six Months Ended June 30,
	2011	2010
Beginning balance	$257	$228
Provisions for warranty	127	23
Consumption of reserves	(174)	(37)

Ending balance	$210	$214

13. Income Taxes
The Company recorded an income tax benefit of $0.2 million in the six months ended June 30, 2011. The tax benefit for the six months ended June 30, 2011 differs from the statutory rate of 35% by approximately 25% primarily because of the noncontrolling interest in PCTEL Secure, as well as a rate change for deferred taxes recorded as a discreet item in the first quarter of 2011.
The Company recorded an income tax benefit of $1.1 million in the six months ended June 30, 2010. This tax benefit for the six months ended June 30, 2010 differs from the statutory rate of 35% by approximately 2% because of permanent tax differences and state and foreign taxes.
The Company’s valuation allowance against its deferred tax assets was $0.7 million at June 30, 2011 and December 31, 2010. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. Management considers multiple factors in its evaluation of the need for a valuation allowance. The Company has incurred a cumulative taxable loss from continuing operations exclusive of reversing temporary differences over the three years ended December 31, 2010. However, this period includes the effect of a worldwide economic recession, which in the Company’s judgment is an unusual event. Since a majority of the Company’s deferred tax assets relate to tax over book basis in intangibles, the Company’s deferred tax assets have a ratable reversal pattern over the asset’s 15 year tax life. The carryforward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. And, the Company’s estimate of future income over the reversal period and subsequent carry forward period is sufficient to realize the deferred tax assets. Based on the evaluation of these factors taken as a whole, the Company believes that the positive evidence in the form of the ratable 15 year reversal pattern, 20 year NOL carryforward period, and its estimate of future income, outweigh the negative evidence of a cumulative taxable loss from continuing operations exclusive of reversing temporary differences over the last three years, which includes a worldwide recession. Therefore, the Company believes that the net deferred tax asset exclusive of the credits and state net operating losses is more likely than not to be realized.
The Company’s gross unrecognized tax benefit was $1.2 million both at June 30, 2011 and December 31, 2010.
The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s federal and state income tax years, with limited exceptions, are closed through 2007. The Company does not believe that any of its tax positions will significantly change within the next twelve months.
PCTEL Secure is a pass-through entity for income tax purposes. The Company will recognize its share of PCTEL Secure’s taxable income or loss based on its ownership interest. The Company has not recorded a tax benefit relating to the noncontrolling interest in PCTEL Secure.
The Company classifies interest and penalties associated with the uncertain tax positions as a component of income tax expense. There was no interest or penalties related to income taxes recorded in the condensed consolidated financial statements.
14. Segment, Customer and Geographic Information
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

The results of operations by segment are as follows for the three months ended June 30, 2011:

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	PCTEL	PCTEL Secure	Consolidating	Total	PCTEL	PCTEL Secure	Consolidating	Total
REVENUES	$19,109	$0	$0	$19,109	$37,343	$0	$0	$37,343
COST OF REVENUES	10,105	—	—	10,105	20,118	—	—	20,118

GROSS PROFIT	9,004	—	—	9,004	17,225	—	—	17,225

OPERATING EXPENSES:
Research and development	2,651	390	—	3,041	5,357	3,839	—	9,196
Sales and marketing	2,546	55	—	2,601	5,112	98	—	5,210
General and administrative	2,996	3	—	2,999	5,689	27	—	5,716
Amortization of intangible assets	550	111	—	661	1,111	223	—	1,334

Total operating expenses	8,743	559	—	9,302	17,269	4,187	—	21,456

OPERATING INCOME (LOSS)	261	(559)	—	(298)	(44)	(4,187)	—	(4,231)
Other income, net	125	—	—	125	1,855	—	—	1,855

INCOME (LOSS) BEFORE INCOME TAXES			386	(559)	(173)	1,811	(4,187)	(2,376)
Expense (benefit) for income taxes	—	—	76	76	—	—	(228)	(228)

NET INCOME (LOSS)	386	(559)	(76)	(249)	1,811	(4,187)	228	(2,148)
Net loss attributable to noncontrolling interests	—	—	(274)	(274)	—	—	(2,055)	(2,055)

NET INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	$386	$(559)	$198	$25	$1,811	$(4,187)	$2,283	$(93)

The assets by segment are as follows as of June 30, 2011:

	Balance at June 30, 2011
	PCTEL	PCTEL Secure	Consolidating	Total
TOTAL ASSETS	$129,166	$4,156	—	$133,322
The Company’s revenues to customers outside of the United States, as a percent of total revenues for the three and six months ended June 30, 2011 and 2010, respectively were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Region
Europe, Middle East, & Africa	19%	22%	21%	24%
Asia Pacific	10%	10%	10%	10%
Other Americas	7%	7%	8%	8%

Total Foreign sales	36%	39%	39%	42%

Revenue from the Company’s major customers representing 10% or more of total revenues for the three and six months ended June 30, 2011 and 2010, respectively were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Customer
Ascom AG	10%	11%	7%	9%
Tessco	10%	10%	8%	9%
Ascom, from which the Company acquired scanning receiver assets in December 2009, continues to purchase scanning receiver products from the company. Ascom acquired Comarco’s WTS business in January 2009. Comarco’s scanning receiver business was a small part of Comarco’s WTS segment.

15. Settlement with Wider Networks LLC
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
The Company paid the first installment of $0.2 million in December 2010. The fair value of the $0.2 million payment due in December 2011 is included in accrued liabilities at June 30, 2011 and December 31, 2010.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2010 contained in our Annual Report on Form 10-K filed on March 16, 2011. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning. Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those projected in these forward-looking statements.
Introduction
PCTEL is a global leader in propagation and optimization solutions for the wireless industry. We design and develop software-based radios (scanning receivers) for wireless network optimization and develop and distribute innovative antenna solutions. Additionally, we have licensed our intellectual property, principally related to a discontinued modem business, to semiconductor and PC manufacturers, modem suppliers, and others.
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
In 2010, we operated in one segment for reporting purposes. Beginning with the formation of PCTEL Secure in January 2011, we report the financial results of PCTEL Secure as a separate operating segment. Our chief operating decision maker (“CODM”) uses the profit and loss results and the assets in deciding how to allocate resources and assess performance between the segments.
Results of Operations
Three and Six Months Ended June 30, 2011 and 2010
(in thousands)
Revenues

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue	$19,109	$17,807	$37,343	$33,380
Percent change from year ago period	7.3%	33.2%	11.9%	21.4%
Revenues increased 7.3% in the three months ended June 30, 2011 and increased 11.9% in the six months ended June 30, 2011 compared to the same periods in 2010 as both scanning receiver and antenna product lines experienced increases in revenue. In the three months ended June 30, 2011 versus the comparable period in the prior year, approximately 5% of the increase was attributable to antennas and 2% was attributable to scanning receivers. In the six months ended June 30, 2011 versus the comparable period in the prior year, approximately 9% of the increase was attributable to antennas and 3% was attributable to scanning receivers. Antenna revenues increased due to stronger volume in our targeted vertical markets and due to strong sales of our high rejection GPS antennas. Higher scanning receiver revenues were due to sales of our recently introduced MX scanning receiver line.

Gross Profit

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Gross profit	$9,004	$8,114	$17,225	$15,333
Percentage of revenue	47.1%	45.6%	46.1%	45.9%
Percent of revenue change from year ago period	1.5%	0.3%	0.2%	(0.4%)
Gross margin of 47.1% for the three months ended June 30, 2011 was 1.5% higher than the comparable period in fiscal 2010. Compared to the same period last year, the gross margin percentage improved for antenna products but declined for scanning receiver products, as the newly introduced MX product line has a slightly higher cost profile than our other scanning receiver products. For the three months ended June 30, 2011 versus the comparable period in 2010, the increase in gross margin percentage consisted of higher product margins of 1.7% offsetting unfavorable product mix of 0.2%. Gross margin of 46.1% for the six months ended June 30, 2011 was 0.2% higher than the comparable period in fiscal 2010. This increase in gross margin percentage consisted of net higher product margins of 0.3%, offsetting unfavorable product mix of 0.1%.
Research and Development

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Research and development	$3,041	$3,088	$9,196	$6,173
Percentage of revenues	15.9%	17.3%	24.6%	18.5%
Percent change from year ago period	(1.5%)	16.6%	49.0%	15.7%
Research and development expenses decreased by $47 during the three months ended June 30, 2011 compared to the same period in 2010. During the three months ended June 30, 2011, we incurred $0.4 million of expense related to PCTEL Secure, but research and development expenses other than for PCTEL Secure declined by $0.4 million primarily due to the completion of several projects in scanning receiver development. Research and development expenses increased approximately $3.0 million for the six months ended June 30, 2011 compared to the same period in 2010. During the six months ended June 30, 2011, we incurred $3.8 million of expense related to PCTEL Secure, but research and development expenses other than for PCTEL Secure declined by $0.8 million. The expense for PCTEL Secure includes $0.1 million and $3.4 million of share-based payments for key contributors during the three and six month periods ended June 30, 2011 respectively. During the six months ended June 30, 2011, we recorded $3.1 million of compensation expense for the two contractors of Eclipse and $0.3 million of compensation expense for the employee of Eclipse. Because the quantity and terms of the equity instruments are known upfront for the share-based payment arrangements between the contractors and Eclipse, we recognized the total share-based payment obligation to the contractors of $3.1 million on January 5, 2011.
Sales and Marketing

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Sales and marketing	$2,601	$2,526	$5,210	$4,785
Percentage of revenues	13.6%	14.2%	14.0%	14.3%
Percent change from year ago period	3.0%	32.0%	8.9%	19.7%
Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.
Sales and marketing expenses increased approximately $0.1 million and $0.4 million for the three and six month periods ended June 30, 2011, respectively, compared to the same periods in fiscal 2010. The increases for each period were due to our investment in antenna vertical markets, sales and marketing expenses for PCTEL Secure, and due to higher sales employee commissions related to the increased revenues.

General and Administrative

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
General and administrative	$2,999	$2,925	$5,716	$5,477
Percentage of revenues	15.7%	16.4%	15.3%	16.4%
Percent change from year ago period	2.5%	15.0%	4.4%	7.9%
General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.
General and administrative expenses increased approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in fiscal 2010. The expense increase is primarily due to expenses related to the implementation of our new Enterprise Resource Planning (“ERP”) system. The project for the ERP system is expected to be completed by the end of the fourth quarter 2011.
Amortization of Other Intangible Assets

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Amortization of intangible assets	$661	$776	$1,334	$1,539
Percentage of revenues	3.5%	4.4%	3.6%	4.6%
Amortization decreased approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2011, respectively, compared to the same period in 2010. Amortization expense for the three and six months ended June 30, 2011 declined $0.2 million and $0.4 million, respectively, because intangible assets acquired from Andrew Corporation were fully amortized in 2010 and due to the fact that certain intangible assets related to the Wider settlement and the acquisition of products from Ascom were impaired during the fourth quarter 2010. These decreases in amortization were partially offset by additional amortization of $0.1 million and $0.2 million during the three and six months ended June 30, 2011, respectively, related to the intangible assets contributed by Eclipse for PCTEL Secure.
Restructuring Charges

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Restructuring charges	$—	$490		$490
Percentage of revenues	—	2.8%	—	1.5%
During the quarter ended June 30, 2010, we reorganized from a business unit structure to a more streamlined functional organizational structure to implement our mission. Jeff Miller, who previously led our Antenna Products Group, was assigned to the position of Senior Vice President, Sales and Marketing. Tony Kobrinetz joined PCTEL in April 2010 as Vice President, Technology and Operations. A restructuring plan was established to reduce the overhead and operating costs associated with operating distinct groups. The restructuring plan consisted of the elimination of 9 positions. The restructuring expense of $0.5 million consisted of severance, payroll related benefits and placement services.
Other Income, Net

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Other income, net	$125	$87	$1,855	$246
Percentage of revenues	0.7%	0.5%	5.0%	0.7%
Other income, net consists of interest income, foreign exchange gains and losses, and investment income. For the three and six months ended June 30, 2011, respectively, other income includes $0.1 million and $1.7 million of income related to share based payments for key contributors of PCTEL Secure. Since we are a noncontributing investor to the share-based payment arrangements, we recognized income of $1.7 million, equal to the amount that its interest in the subsidiary’s equity increased as a result of the disproportionate funding of the share-based compensation costs. In the three months ended June 30, 2011 and 2010, we recorded foreign exchange losses of $13 and $9, respectively. In the six months ended June 30, 2011 and 2010, we recorded foreign exchange losses of $20 and $23, respectively.
Benefit for Income Taxes

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Expense (benefit) for income taxes	$76	$(575)	$(228)	$(1,061)
Effective tax rate	(43.9%)	35.8%	9.6%	36.8%
The effective tax rate for the six months ended June 30, 2011 differed from the statutory rate of 35% by approximately 79% and 25%, respectively, primarily because of the noncontrolling interest of PCTEL Secure, as well as a rate change for deferred taxes recorded as a discreet item in the first quarter of 2011.
The effective tax rate for the six months ended June 30, 2010 differed from the statutory rate of 35% by approximately 1% and 2%, respectively because of permanent differences and foreign and state taxes.
We maintain valuation allowances due to uncertainties regarding realizability. At June 30, 2011 and December 31, 2010, we had a $0.7 million valuation allowance on our deferred tax assets. The valuation allowance relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.
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
Net Loss Attributable to Noncontrolling Interests

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net loss attributable to noncontrolling interests	$(274)	$—	$(2,055)	$—
We have a 51% interest in PCTEL Secure. The net loss attributable to noncontrolling interests represents 49% of the net loss of PCTEL Secure.
Stock-based compensation expense
The condensed consolidated statements of operations include $1.0 million and $1.8 million of stock compensation expense for the three and six months ended June 30, 2011, respectively. Stock compensation expense for the three months ended June 30, 2011 consists of $0.9 million for restricted stock awards and $0.1 million for performance share awards, stock option and stock purchase plan expenses. Stock compensation expense for the six months ended June 30, 2011 consists of $1.6 million for restricted stock awards, $0.1 million for performance share awards, and $0.1 million for stock option and stock purchase plan expenses.
The condensed consolidated statements of operations include $1.6 million and $2.5 million of stock compensation expense for the three and six months ended June 30, 2010, respectively. Stock compensation expense for the three months ended June 30, 2010 consists of $1.2 million for restricted stock awards, $0.1 million for performance share awards, $0.1 million for stock option and stock purchase plan expenses and $0.2 million for stock bonuses. Stock compensation expense for the six months ended June 30, 2010 consists of $1.9 million for restricted stock awards, $0.2 million for performance share awards, $0.1 million for stock option and stock purchase plan expenses, and $0.3 million for stock bonuses.

Stock compensation expenses declined for both the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily because the payments for the 2011 short-term incentive plan will be 100% in cash whereas the payments were paid 50% in cash and 50% in our stock for executives under our Short-Term Incentive Plan (“STIP”) in 2010.
Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenues	$68	$165	$137	$256
Research and development	156	205	312	354
Sales and marketing	157	273	338	481
General and administrative	608	912	1,023	1,416

Total	$989	$1,555	$1,810	$2,507

Liquidity and Capital Resources

	Six Months Ended June 30,
	2011	2010
Net loss	$(2,148)	$(1,824)
Charges for depreciation, amortization, stock-based
compensation, and other non-cash items	4,847	4,796
Changes in operating assets and liabilities	(2,034)	(2,204)

Net cash provided by operating activities	665	768
Net cash provided by (used in) investing activities	1,961	(2,535)
Net cash provided by (used in) financing activities	27	(1,070)

	June 30,	December 31,
	2011	2010
Cash and cash equivalents at the end of period	$26,678	$23,998
Short-term investments at the end of period	32,421	37,146
Long-term investments at the end of period	9,135	9,802
Working capital at the end of period	$78,742	$78,860
Liquidity and Capital Resources Overview
At June 30, 2011, our cash and investments were approximately $68.2 million and we had working capital of $78.7 million. The decrease in cash and investments of $2.7 million at June 30, 2011 compared to December 31, 2010 is due to $0.7 million in cash flow from operations and $3.4 million in cash used for capital expenditures.
Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion.
Within investing activities, capital spending historically ranges between 3% and 5% of our revenues and the primary use of capital is for manufacturing and development engineering requirements. Our capital expenditures during the six months ended June 30, 2011 were 9% of revenues because we spent $2.2 million related to the implementation of a new ERP system. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balance from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.
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

Operating Activities:
Operating activities provided $0.7 million of cash during the six months ended June 30, 2011. We generated $2.7 million in cash from our income statement activities, offsetting $2.0 million of cash used from the balance sheet. We used $1.2 million for payroll taxes related to stock-based compensation. The tax payments related to our stock issued for restricted stock awards, stock bonuses under the 2010 STIP, and performance shares. The tax payments were lower during the same period last year because there were no stock bonuses or performance shares issued in the six months ended June 30, 2010. Within the balance sheet, inventory increased by $1.9 million due to the purchase of buffer inventory necessary during the implementation of sourcing initiatives and also because more production is being sourced in-house rather than from contract manufacturers. The $2.1 million in cash provided by the increase in accounts payable is primarily related to the inventory increase. The $1.6 million decrease in accruals consisted of payments for cash bonuses, sales commissions, and inventory purchases. We used $0.9 million of cash for bonuses under the 2010 STIP during the six months ended June 30, 2011. Cash bonuses were only $17 for the same period in 2010. The operations of PCTEL Secure used $0.5 million of cash during the six months ended June 30, 2011.
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
Investing Activities:
Our investing activities used $2.0 million of cash during the six months ended June 30, 2011. Redemptions and maturities of our investments in short-term bonds during the six months ended June 30, 2011 provided $32.1 million in funds. We rotated $26.7 million of cash into new short-term and long-term bonds during the six months ended June 30, 2011. For the six months ended June 30, 2011, our capital expenditures were $3.4 million, including $2.2 million for our ERP project. We expect to spend approximately $3.5 million on the ERP project in 2011, consisting of $2.9 million in capital expenditures and $0.6 million in operating expenses.
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
Financing Activities:
Our financing activities provided $27 of cash during the six months ended June 30, 2011. We used $0.3 million to repurchase our common stock under share repurchase programs and we received $0.3 million from shares purchased through the Employee Stock Purchase Plan (“ESPP”).
Our financing activities used $1.1 million of cash during the six months ended June 30, 2010. We used $1.3 million to repurchase our common stock under share repurchase programs and we received $0.2 million from shares purchased through the ESPP.
Contractual Obligations and Commercial Commitments
As of June 30, 2011, we had operating lease obligations of approximately $1.5 million through 2016. Operating lease obligations consist of $1.4 million for facility lease obligations and $0.1 million for equipment leases. Our lease obligations were $1.9 million at December 31, 2010.
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
We had purchase obligations of $4.5 million and $5.3 million at June 30, 2011 and December 31, 2010, respectively. These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet. We had a liability of $1.2 million related to income tax uncertainties at June 30, 2011 and December 31, 2010, respectively. We do not know when this liability will be satisfied.
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
Item 3: Quantitative and Qualitative Disclosures about Market Risk
See our 2010 Annual Report on Form 10-K (Item 7A). As of June 30, 2011, there have been no material changes in this information.
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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Approximate Dollar
	Total Number		Shares Purchased	Value of Shares That
	of Shares	Average Price	as Part of Publicly	May Yet be Purchased
Period	Purchased	per Share	Announced Programs	Under the Programs
April 1, 2011 - April 30, 2011	—	—	1,242,899	$2,559,381
May 1, 2011 - May 31, 2011	—	—	1,242,899	$2,559,381
June 1, 2011 - June 30, 2011	43,090	$6.02	1,285,989	$2,299,808
Item 3: Defaults Upon Senior Securities
None.
Item 4: Removed and Reserved
Item 5: Other Information
None.

Item 6: Exhibits

Exhibit No.	Description	Reference
10.1	Limited Liability Company Agreement, dated January 5, 2011, by and between PCTEL, Inc. and Eclipse Design Technologies, Inc.	Incorporated by reference to this exhibit filed with the Registrant’s Current Report on Form 8-K filed on January 11, 2011, as amended by the Registrant’s Current Report on Form 8-K/A filed on May 24, 2011.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

101	The following materials from PCTEL, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc. a Delaware corporation
/s/ Martin H. Singer
Martin H. Singer
Chief Executive Officer

Date: August 9, 2011