Form 10-Q/A
period 2011-03-31
PC TEL INC
filed 2011-11-09
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,530,207 as of May 9, 2011

PCTEL, INC.

Form 10-Q/A

For the Quarterly Period Ended March 31, 2011

EXPLANATORY NOTE

This amendment is being filed to restate the PCTEL, Inc. (“the Company”) condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of cash flows, and notes to condensed consolidated financial statements for the quarterly period ended March 31, 2011 to correct an error in the accounting for share-based compensation as described below and in footnote 16 to the condensed consolidated financial statements herein. The Company is also revising the discussion under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Part 1, Item 4, Controls and Procedures, in light of the restatement.

On October 25, 2011, the Company’s management concluded and the Audit Committee of the Company’s Board of Directors agreed that the Company’s interim financial statements for the quarterly period ended March 31, 2011 contained a material accounting misstatement of share-based compensation that had been recorded related to the PCTEL Secure LLC joint venture (“PCTEL Secure” or “joint venture”) with Eclipse Design Technologies, Inc. (“Eclipse”). On January 5, 2011, the Company formed PCTEL Secure, a joint venture limited liability company, with Eclipse. PCTEL Secure designs software and secure digital-based solutions for commercial Android cellular phone platforms. The Company contributed $2.5 million in cash on the formation of the joint venture in return for 51% ownership of the joint venture. In return for 49% ownership of the joint venture, Eclipse contributed $2.4 million of intangible assets in the form of intellectual property and a services agreement, including an assembled workforce, to provide services. This assembled workforce included an employee of PCTEL Secure and two contractors for Eclipse that Eclipse identified as key contributors of services. Eclipse entered into cash bonus arrangements with the three key contributors that were indexed to the future amount that would be received by Eclipse under one of the call features in the joint venture agreement by which the Company would gain ownership of the last 30% of PCTEL Secure. The cash bonus arrangements were subject to the accounting guidance of share-based payments to employees and to non-employees because of the indexing of the cash bonuses to the ultimate equity value of PCTEL Secure. The Company concluded that at the date of the joint venture formation, it was probable that the Company would exercise its rights under that call option, based on its majority control over PCTEL Secure, its intent and its financial resources available. The Company miscalculated the fair value of the share-based payment arrangements for the participants as well as the appropriate cost attribution under the guiding accounting literature.

The restated Net Loss Available to Common Shareholders in the quarterly period ended March 31, 2011 is $(682,000) instead of the $(1,285,000) previously reported. The effect of the restatement is that the Company lost $603,000 less than previously reported. The restated first quarter 2011 earnings per share is net loss of $(0.04) instead of $(0.07) as previously reported, or $0.03 different than previously reported. The Company’s revenues and cash flows are unaffected by this restatement.

Except as set forth above, this amendment does not modify or update other disclosures in the Company’s Form 10-Q for the quarter ended March 31, 2011. While the Company is amending only certain portions of the Original 10-Q Filing, for convenience and ease of reference, this filing restates the Original 10-Q Filing in its entirety. Accordingly, this amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q Filing, including any amendments made to those filings, as information in such filings may update or supersede certain information contained in the Original 10-Q Filing as well as this amendment.

As previously disclosed in the Company’s current report on Form 8-K filed on October 28, 2011, the Company’s unaudited condensed consolidated financial statements included in the Original 10-Q Filing should not be relied upon.

The Company has included new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as reflected in Exhibits 31.1, 31.2 and 32.1.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	March 31, 2011	December 31, 2010
	(Restated)
ASSETS
Cash and cash equivalents	$18,929	$23,998
Short-term investment securities	34,377	37,146
Accounts receivable, net of allowance for doubtful accounts of $165 and $160 at March 31, 2011 and December 31, 2010, respectively	14,436	13,873
Inventories, net	11,565	10,729
Deferred tax assets, net	1,013	1,013
Prepaid expenses and other assets	4,482	3,900

Total current assets	84,802	90,659

Property and equipment, net	12,254	11,088
Long-term investment securities	14,829	9,802
Intangible assets, net	10,593	8,865
Deferred tax assets, net	9,004	9,004
Other noncurrent assets	1,358	1,147

TOTAL ASSETS	$132,840	$130,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,348	$4,253
Accrued liabilities	5,646	7,546

Total current liabilities	11,994	11,799

Long-term liabilities	2,200	2,111

Total liabilities	14,194	13,910

Redeemable equity	931	—

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,533,760 and 18,285,784 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	18	18
Additional paid-in capital	137,048	137,154
Accumulated deficit	(21,260)	(20,578)
Accumulated other comprehensive income	74	61

Total stockholders’ equity of PCTEL, Inc.	115,880	116,655
Noncontrolling interest	1,835	—

Total equity	117,715	116,655

TOTAL LIABILITIES AND EQUITY	$132,840	$130,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
	(Restated)
REVENUES	$18,233	$15,573
COST OF REVENUES	10,012	8,354

GROSS PROFIT	8,221	7,219

OPERATING EXPENSES:
Research and development	2,983	3,085
Sales and marketing	2,608	2,259
General and administrative	2,718	2,552
Amortization of other intangible assets	672	763

Total operating expenses	8,981	8,659

OPERATING LOSS	(760)	(1,440)
Other income, net	111	159

LOSS BEFORE INCOME TAXES	(649)	(1,281)
Benefit for income taxes	(304)	(486)

NET LOSS	(345)	(795)
Less: Net loss attributable to noncontrolling interests	(226)	—

NET LOSS ATTRIBUTABLE TO PCTEL, INC.	($119)	($795)

Less: Adjustments to redemption value of noncontrolling interest	(563)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	($682)	($795)

Basic Earnings per Share:
Net loss available to common shareholders	($0.04)	($0.05)
Diluted Earnings per Share:
Net loss available to common shareholders	($0.04)	($0.05)

Weighted average shares - Basic	17,199	17,487
Weighted average shares - Diluted	17,199	17,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
	(Restated)
Operating Activities:
Net loss	($345)	($795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,303	1,332
Gain on bargain purchase of acquisition	—	(54)
Amortization of stock based compensation	821	952
Share based expense	29	—
Loss on disposal/sale of property and equipment	—	7
Payment of withholding tax on stock based compensation	(1,197)	(664)
Deferred tax assets	—	(52)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(562)	(2,895)
Inventories	(831)	(31)
Prepaid expenses and other assets	(793)	(339)
Accounts payable	2,093	(520)
Income taxes payable	—	(105)
Other accrued liabilities	(1,624)	1,366
Deferred revenue	(191)	735

Net cash used in operating activities	(1,297)	(1,063)

Investing Activities:
Capital expenditures	(1,800)	(152)
Proceeds from disposal of property and equipment	—	3
Purchase of investments	(17,663)	(9,744)
Redemptions/maturities of short-term investments	15,405	8,435
Purchase of assets/businesses, net of cash acquired	—	(2,109)

Net cash used in investing activities	(4,058)	(3,567)

Financing Activities:
Proceeds from issuance of common stock	270	225

Net cash used in financing activities	270	225

Net decrease in cash and cash equivalents	(5,085)	(4,405)
Effect of exchange rate changes on cash	15	(9)
Cash and cash equivalents, beginning of year	23,998	35,543

Cash and Cash Equivalents, End of Period	$18,928	$31,129

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

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships	$16,763	$9,192	$7,571	$16,763	$8,743	$8,020
Patents and technology	7,409	6,037	1,372	6,312	6,007	305
Trademarks and trade names	2,603	2,153	450	2,603	2,074	529
Other	3,017	1,817	1,200	1,714	1,703	11

	$29,792	$19,199	$10,593	$27,392	$18,527	$8,865

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

The Company’s scheduled amortization expense for the next five years is as follows:

Fiscal Year	Amount
2011	$2,075
2012	$2,803
2013	$2,478
2014	$1,961
2015	$1,251
2016	$25

The following table presents the fair value measurements of non-recurring assets for continuing operations at March 31, 2011 and December 31, 2010:

	March 31, 2011					December 31, 2010
	Level 1	Level 2	Level 3	Total	Gain (Loss)	Level 1	Level 2	Level 3	Total	Gain (Loss)

Intangible assets	$—	—	10,593	$10,593	$—	$—	—	8,865	$8,865	$(1,084)

Total	$—	$—	$10,593	$10,593	$—	$—	$—	$8,865	$8,865	$(1,084)

Liabilities

Accrued liabilities consist of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Inventory receipts	$1,760	$1,615
Paid time off	963	846
Payroll, bonuses, and other employee benefits	823	2,444
Deferred revenues	310	501
Due to Sparco shareholders	198	198
Due to Wider	196	194
Real estate taxes	189	148
Restructuring	182	324
Warranties	173	257
Professional fees	118	208
Employee stock purchase plan	100	232
Other	634	579

Total	$5,646	$7,546

Long-term liabilities consist of the following:

	March 31, 2011	December 31, 2010
Executive deferred compensation plan	$1,286	$1,187
Income taxes	824	824
Deferred rent	90	94
Deferred revenues	0	6

	$2,200	$2,111

4. PCTEL Secure (Restated)

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

Instrument	Notional Amount	Contingency	Period

The Company’s 1st call right	19% of membership interests	None	1/1/2012 - 3/31/2012

Eclipse’s put right	19% of membership interests	Exercisable if the Company does not exercise 1st call right	4/1/2012 - 4/10/2012

The Company’s 2nd call right	Remaining Eclipse membership interests	Purchase all of remaining Eclipse interests	10/1/2013 - 12/31/2013

Eclipse’s participation right	10% of the difference between net proceeds from sale and enterprise value	The Company exercises 2nd call right and sells subsidiary within 12 months	ends 12/31/14

Eclipse’s participation right	5% of the difference between net proceeds from sale and enterprise value	The Company exercises 2nd call right and sells subsidiary between 13 and 24 months	ends 12/31/15

The Company’s 3rd call right	Remaining Eclipse membership interests	The Company does not exercise 2nd call right	begins 7/1/2014

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

Eclipse identified an employee of PCTEL Secure and two contractors for Eclipse as key contributors of services. Eclipse entered into cash bonus arrangement with the three key contributors. The bonus agreements grant these key contributors the right for each to receive a cash bonus of 5% of the amount of the net proceeds received by Eclipse upon exercise of Eclipse’s exit option, the Company’s 2nd call right, or the Company’s 3rd call right, which results in a qualifying sale of Eclipse’s membership interests in the subsidiary. Participation in the net proceeds paid to Eclipse from a qualifying sale of Eclipse’s membership interests is equivalent to each key contributor having been a 5% owner of PCTEL Secure. The Company has determined that the qualifying sale of Eclipse’s membership interests is probable of occurrence upon the date of formation on January 5, 2011. PCTEL has control over the entity based on its ownership position and number of board seats. PCTEL has the ability to exercise the call rights as it has $68 million in cash and no debt. PCTEL is a designer and developer of software-based radios for the wireless industry. The development program undertaken within PCTEL Secure is part of PCTEL’s strategic growth strategy, and it is the Company’s intent to acquire the joint venture for the products it is creating.

During the three months ended March 31, 2011, the Company recorded $61 of compensation expense in accordance with accounting for share-based payments for the three key contributors of PCTEL Secure. Each key contributor receives a specific % of the net proceeds received by Eclipse upon a qualifying sale of its interests. The amount of proceeds for the qualifying sale are determined based on a predetermined multiple of revenues and backlog. Forfeiture is unlikely because of sufficiently large disincentives for nonperformance. For the two contractors and one employee, the Company recorded the pro-rata portion of the total expense to be recognized over the requisite service period of three years. The fair value of the bonus amounts was based on 15% of the current equity value. Subsequent changes in the fair value for the awards will be recognized in earnings each reporting period. Since the Company is a noncontributing investor to the share-based payment arrangements, the Company recognized income of $31, equal to the amount that its interest in the subsidiary’s equity increased as a result of the disproportionate funding of the compensation costs. This amount is included in other income, net in the condensed consolidated statements of operations for the three months ended March 31, 2011.

PCTEL Secure incurred a total loss of $0.5 million for the three months ended March 31, 2011. Since the allocation of PCTEL Secure’s profits and losses is based on its prorated share of unit ownership, the Company recorded $0.2 million as net loss attributable to noncontrolling interest. See the segment information in note 13 for information related to the financial results of PCTEL Secure. The noncontrolling equity on the balance sheet reflects Eclipse’s share of the equity of PCTEL Secure. The noncontrolling equity includes permanent equity of $1.8 million and redeemable equity of $0.9 million. See note 15 related to equity for the reconciliation of these noncontrolling interest amounts.

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

7. Earnings per Share (Restated)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
	(restated)
Basic Earnings Per Share computation:
Numerator:
Net loss	($345)	($795)
Net loss attributable to noncontrolling interests	(226)	—

Net loss attributable to PCTEL, Inc.	($119)	($795)
Less: adjustments to redemption value of noncontrolling interests	(563)	—

Net loss available to common shareholders	($682)	($795)

Denominator:
Common shares outstanding	17,199	17,487

Earnings per common share - basic

Net loss available to common shareholders	($0.04)	($0.05)

Diluted Earnings Per Share computation:
Numerator:
Net loss	($345)	($795)
Net loss attributable to noncontrolling interests	($226)	—

Net loss attributable to PCTEL, Inc.	($119)	($795)
Less: adjustments to redemption value of noncontrolling interests	($563)	—

Net loss available to commons shareholders	($682)	($795)

Denominator:
Common shares outstanding	17,199	17,487
Restricted shares subject to vesting	*	*
Common stock option grants	*	*

Total shares	17,199	17,487

Earnings per common share - diluted

Net loss available to common shareholders	($0.04)	($0.05)

*	As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 474,000 and 469,000 were excluded from the calculations of diluted net loss per share for the periods ended March 31, 2011 and 2010, respectively, since their effects are anti-dilutive.

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

The following table summarizes restricted stock activity for the three months ended March 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Awards - December 31, 2010	1,274,316	$5.93
Shares awarded	154,750	7.21
Performance share units converted to restricted stock awards	102,941	6.21
Shares vested	(381,696)	6.36
Shares cancelled	(5,325)	5.39

Unvested Restricted Stock Awards - March 31, 2011	1,144,986	$5.89

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

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.50 — $7.20	223,223	4.26	$6.84	191,619	$6.94
7.21 — 7.93	197,646	3.11	7.68	192,784	7.68
7.95 — 8.48	161,647	1.62	8.07	161,647	8.07
8.49 — 9.09	228,600	4.53	8.86	227,164	8.86
9.11 — 9.19	156,627	5.33	9.16	156,252	9.16
9.30 — 10.25	152,900	4.29	9.75	148,065	9.76
10.46 — 10.75	187,720	3.17	10.69	187,253	10.69
10.80 — 11.55	157,050	3.16	11.25	157,050	11.25
11.68 — 11.84	57,000	2.86	11.81	57,000	11.81
12.16 — 12.16	6,400	3.05	12.16	6,400	12.16

$5.50 — $12.16	1,528,813	3.68	$9.04	1,485,234	$9.11

The intrinsic value and contractual life of the options outstanding and exercisable at March 31, 2011 were as follows:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	3.68	$208
Options Exercisable	3.58	$160

The intrinsic value is based on the share price of $7.67 at March 31, 2011.

The following table summarizes the stock option activity for the three months ended March 31, 2011:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,596,713	$9.04
Granted	3,800	7.28
Exercised	(2,500)	7.30
Expired or Cancelled	(69,200)	9.07

Outstanding at March 31, 2011	1,528,813	$9.04

Exercisable at March 31, 2011	1,485,234	$9.11

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

The following table summarizes the performance share activity during the three months ended March 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Unvested Performance Units - December 31, 2010	161,276	$7.79
Units awarded	139,691	7.51
Units vested	(30,037)	9.67
Performance share units converted to restricted stock awards	(102,941)	6.21
Units cancelled	(35,083)	10.42

Unvested Performance Units - March 31, 2011	132,906	$6.48

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

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Units - December 31, 2010	7,875	$6.13
Units awarded	4,400	7.21
Units vested	(1,500)	6.22

Unvested Restricted Stock Units - March 31, 2011	10,775	$6.26

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

9. Comprehensive Income

The following table provides the calculation of other comprehensive income for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Net loss attributable to PCTEL, Inc.	($119)	($795)
Foreign currency translation adjustments	13	(11)

Total comprehensive loss	($106)	($806)

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

12. Income Taxes (Restated)

The Company recorded an income tax benefit of $0.3 million in the three months ended March 31, 2011. This tax benefit for the three months ended March 31, 2011 differs from the statutory rate of 35% by approximately 12% primarily because of permanent tax differences.

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

13. Segment, Customer and Geographic Information (Restated)

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

The results of operations by segment are as follows for the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
	PCTEL	PCTEL Secure	consolidating	Total
	(restated)	(restated)	(restated)	(restated)
REVENUES	$18,233	$0	$0	$18,233
COST OF REVENUES	10,012	—	—	10,012

GROSS PROFIT	8,221	—	—	8,221

OPERATING EXPENSES:
Research and development	2,707	276	—	2,983
Sales and marketing	2,565	43	—	2,608
General and administrative	2,687	31	—	2,718
Amortization of other intangible assets	561	111	—	672

Total operating expenses	8,520	461	—	8,981

OPERATING LOSS	(299)	(461)	—	(760)
Other income, net	111	—	—	111

LOSS BEFORE INCOME TAXES	(188)	(461)		(649)
Benefit for income taxes	—	—	(304)	(304)

NET LOSS	(188)	(461)	304	(345)
Less: Net loss attributable to noncontrolling interests	—	—	(226)	(226)

NET LOSS ATTRIBUTABLE TO PCTEL, INC.	($188)	($461)	$530	($119)

	Balance at March 31, 2011
ASSETS	$128,272	$4,568	—	$132,840

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

15. Equity (Restated)

The following table is a summary of total equity for the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
	Attributable to PCTEL	Noncontrolling interest

		Permanent	Temporary	Total
	(restated)	(restated)	(restated)	(restated)
Balance at beginning of period	$116,655	$—	$—	$—

Net loss	(119)	(138)	(88)	(226)
Other comprehensive income	13	—	—	—

Comprehensive loss	(106)	(138)	(88)	(226)

Stock-based compensation, net	(106)	—	—	—
Initital capitalization for PCTEL Secure	—	1,944	456	2,400
Share-based payments for PCTEL Secure	—	29	—	29
Adjustment to redemption value of noncontrolling interests	(563)	—	563	563

Balance at end of period	(775)	1,835	931	2,766

Total equity	$115,880	$1,835	$931	$2,766

Noncontrolling interest in the condensed consolidated financial statements consists of Eclipse’s 49% interest in PCTEL Secure. The $2.4 million represents 49% of the initial capitalization of the subsidiary. During the three months ended March 31, 2011, the Company recognized compensation costs of $0.1 million for three key contributors and 49% of the expense associated with these awards is credited to Eclipse’s noncontrolling interest. Since the redeemable equity is fixed at $0.9 million, the Company recorded a $0.6 million adjustment to retained earnings.

The following table is a summary of the activity in stockholders’ equity of the Company during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(restated)
Number of common shares outstanding:
Balance at beginning of period	18,286	18,494
Stock-based compensation, net of taxes	248	598

Balance at end of period	18,534	19,092

Common stock:
Balance at beginning of period	$18	$18
Stock-based compensation, net of taxes	—	1

Balance at end of period	$18	$19

Additional paid-in capital:
Balance at beginning of period	$137,154	$138,141
Stock-based compensation, net of taxes	(106)	512
Tax Effect from stock-based compensation	—	(94)

Balance at end of period	$137,048	$138,559

Accumulated deficit:
Balance at beginning of period	($20,578)	($17,122)
Adjustment related to temporary equity	($563)	—
Net loss attributable to PCTEL, Inc.	(119)	(795)

Balance at end of period	($21,260)	($17,917)

Accumulated other comprehensive income:
Balance at beginning of period	$61	$31
Foreign translation	13	(11)

Balance at end of period	$74	$20

Total stockholders’ equity of PCTEL, Inc.	$115,880	$120,681

16. Restatement

The Company has restated the condensed consolidated financial statements for the quarter ended March 31, 2011 to correct an error in the accounting for share-based compensation . The Company identified an accounting misstatement related to share-based compensation recorded in its interim financial statements related to the PCTEL Secure LLC joint venture (“PCTEL Secure” or “joint venture”) with Eclipse Design Technologies, Inc. (“Eclipse”).

On January 5, 2011, the Company formed PCTEL Secure, a joint venture limited liability company, with Eclipse. PCTEL Secure designs software and secure digital-based solutions for commercial Android cellular phone platforms. The Company contributed $2.5 million in cash on the formation of the joint venture in return for 51% ownership of the joint venture. In return for 49% ownership of the joint venture, Eclipse contributed $2.4 million of intangible assets in the form of intellectual property and a services agreement, including an assembled workforce, to provide services. This assembled workforce included an employee of PCTEL Secure and two contractors for Eclipse that Eclipse identified as key contributors of services. Eclipse entered into cash bonus arrangements with the three key contributors that were indexed to the future amount that would be received by Eclipse under one of the call features in the joint venture agreement by which the Company would gain ownership of the last 30% of PCTEL Secure. The cash bonus arrangements were subject to the accounting guidance of share-based payments to employees and to non-employees because of the indexing of the cash bonuses to the ultimate equity value of PCTEL Secure. The Company concluded that at the date of the joint venture formation, it was probable that the Company would exercise its rights under that call option, based on its majority control over PCTEL Secure, its intent, and its financial resources available. The Company miscalculated the fair value of the share-based payment arrangements for the participants as well as the appropriate cost attribution under the guiding accounting literature.

The restated Net Loss Available to Common Shareholders in the quarterly period ended March 31, 2011 is $(682,000) instead of the $(1,285,000) previously reported. The effect of the restatement is that the Company lost $603,000 less than previously reported. The restated first quarter 2011 earnings per share is net loss of $(0.04) instead of $(0.07) as previously reported, or $0.03 different than previously reported. The Company’s revenues and cash flows are unaffected by this restatement.

The tables below reflect the quarterly effect of the errors in accounting for share-based payments on the condensed consolidated financial statements as originally reported.

	Three Months Ended March 31, 2011
	As Previously Reported	Restatement amount	As Restated
Statements of Operations (unaudited):
Research and development	$6,156	($3,173)	$2,983
OPERATING LOSS	($3,933)	$3,173	($760)
Other income, net	$1,729	($1,618)	$111
LOSS BEFORE INCOME TAXES	($2,204)	$1,555	($649)
NET LOSS	($1,900)	$1,555	($345)
Less: Net loss attributable to noncontrolling interests	($1,781)	$1,555	($226)
Less: Adjustments to redemption value of noncontrolling interest	($1,166)	$603	($563)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	($1,285)	$603	($682)

Basic Earnings per share:
Net loss available to common shareholders	($0.07)	$0.03	($0.04)
Diluted Earnings per share:
Net loss available to common shareholders	($0.07)	$0.03	($0.04)

	Three Months Ended March 31, 2011
	As Previously Reported	Restatement amount	As Restated
Statements of Cash Flows (unaudited):
Net loss	($1,900)	$1,555	($345)
Share based payment	$1,584	($1,555)	$29

	At March 31, 2011
	As Previously Reported	Restatement amount	As Restated
Balance Sheet (unaudited):
Noncontrolling interest	$2,438	($603)	$1,835
Retained earnings	($21,863)	$603	($21,260)

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

This amendment is being filed to restate our condensed consolidated statements of operations, condensed consolidated balance sheets condensed consolidated statements of cash flows, and notes to condensed consolidated financial statements for the quarterly period ended March 31, 2011 to correct an error in the accounting for share-based compensation as described below and in footnote 16 to the condensed consolidated financial statements herein. We also revised the discussion under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Item 4, Controls and Procedures in light of the restatement.

Management concluded and our Audit Committee agreed that our interim financial statements for the quarterly period ended March 31, 2011 contained a material accounting misstatement of share-based compensation that had been recorded related to the PCTEL Secure LLC joint venture (“PCTEL Secure” or “joint venture”) with Eclipse Design Technologies, Inc. (“Eclipse”). On January 5, 2011, we formed PCTEL Secure, a joint venture limited liability company, with Eclipse. PCTEL Secure designs software and secure digital-based solutions for commercial Android cellular phone platforms. We contributed $2.5 million in cash on the formation of the joint venture in return for 51% ownership of the joint venture. In return for 49% ownership of the joint venture, Eclipse contributed $2.4 million of intangible assets in the form of intellectual property and a services agreement, including an assembled workforce, to provide services. This assembled workforce included an employee of PCTEL Secure and two contractors for Eclipse that Eclipse identified as key contributors of services. Eclipse entered into cash bonus arrangements with the three key contributors that were indexed to the future amount that would be received by Eclipse under one of the call features in the joint venture agreement by which we would gain ownership of the last 30% of PCTEL Secure. The cash bonus arrangements were subject to the accounting guidance of share-based payments to employees and to non-employees because of the indexing of the cash bonuses to the ultimate equity value of PCTEL Secure. We concluded that at the date of the joint venture formation, it was probable that we would exercise our rights under that call option, based on our majority control over PCTEL Secure, our intent, and our financial resources available. We miscalculated the fair value of the share-based payment arrangements for the participants as well as the appropriate cost attribution under the guiding accounting literature.

The restated Net Loss Available to Common Shareholders in the quarterly period ended March 31, 2011 is $(682,000) instead of the $(1,285,000) previously reported. The effect of the restatement is that we lost $603,000 less than previously reported. The restated first quarter 2011 earnings per share is net loss of $(0.04) instead of $(0.07) as previously reported, or $0.03 different than previously reported. Our revenues and cash flows were unaffected by this restatement.

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

Results of Operations

Three Months Ended March 31, 2011 and 2010

(in thousands)

Revenues

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenue	$18,233	$15,573
Percent change from year ago period	17.1%	10.1%

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

Gross Profit

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Gross profit	$8,221	$7,219
Percentage of revenue	45.1%	46.4%
Percent of revenue change from year ago period	(1.3%)	(0.8%)

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

Research and Development (Restated)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(restated)
Research and development	$2,983	$3,085
Percentage of revenues	16.4%	19.8%
Percent change from year ago period	(3.3%)	14.8%

Research and development expenses decreased approximately $0.1 million for the three months ended March 31, 2011 compared to the comparable period in 2010. We incurred $0.3 million of expense related to PCTEL Secure, but research and development expenses other than for PCTEL Secure declined by $0.4 million primarily due to the completion of several projects in scanning receiver development.

Sales and Marketing

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Sales and marketing	$2,608	$2,259
Percentage of revenues	14.3%	14.5%
Percent change from year ago period	15.4%	8.4%

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

General and Administrative

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
General and administrative	$2,718	$2,552
Percentage of revenues	14.9%	16.4%
Percent change from year ago period	6.5%	0.8%

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

Amortization of Other Intangible Assets

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Amortization of other intangible assets	$672	$763
Percentage of revenues	3.7%	4.9%

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

Other Income, Net (Restated)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(restated)
Other income, net	$111	$159
Percentage of revenues	0.6%	1.0%

Other income, net consists of interest income, foreign exchange gains and losses, and investment income. For the three months ended March 31, 2011, other income includes $31 of income related to share-based payments for key contributors of PCTEL Secure. Since we are a noncontributing investor to the share-based payment arrangements, we recognized income equal to the amount that its interest in the subsidiary’s equity increased as a result of the disproportionate funding of the share-based compensation costs. Other income, net includes foreign exchange losses of $8 and $14 in the three months ended March 31, 2011 and 2010, respectively.

Benefit for Income Taxes (Restated)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(restated)
Benefit for income taxes	$304	$486
Effective tax rate	46.8%	37.9%

The effective tax rate for the three months ended March 31, 2011 differed from the statutory rate of 35% by approximately 12% because of permanent differences and state and foreign income taxes.

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

Net Loss Attributable to Noncontrolling Interests (Restated)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(restated)
Net loss attributable to noncontrolling interests	$226	$—

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

The following table summarizes the stock-based compensation expense by income statement line item for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Cost of revenues	$69	$91
Research and development	156	149
Sales and marketing	182	209
General and administrative	414	503

Total	$821	$952

Liquidity and Capital Resources (Restated)

	Three Months Ended March 31,
	2011	2010
	(restated)
Net loss	($345)	($795)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	956	1,521
Changes in operating assets and liabilities	(1,908)	(1,789)

Net cash used in operating activities	(1,297)	(1,063)
Net cash used in investing activities	(4,058)	(3,567)
Net cash provided by financing activities	270	225

	March 31, 2011	December 31, 2010
Cash and cash equivalents at the end of period	$18,929	$23,998
Short-term investments at the end of period	34,377	37,146
Long-term investments at the end of period	14,829	9,802
Working capital at the end of period	$72,808	$78,860

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

Critical Accounting Policies and Estimates

We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”). There have been no material changes in any of our critical accounting policies since December 31, 2010. See Note 2 in the Notes to the Condensed Consolidated Financial Statements for discussion on recent accounting pronouncements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2010 Annual Report on Form 10-K (Item 7A). As of March 31, 2011, there have been no material changes in this information.

Item 4: Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer originally concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission rules and forms. Subsequently, management concluded and the Audit Committee agreed that the Company’s interim financial statements for the quarterly periods ended March 31, 2011 and June 30, 2011 contained a material accounting misstatement of share-based compensation that had been recorded related to the PCTEL Secure LLC joint venture (“PCTEL Secure” or “joint venture”) with Eclipse Design Technologies, Inc. (“Eclipse”). We miscalculated the fair value of the share-based payment arrangements for the participants as well as the appropriate cost attribution under the guiding accounting literature. We concluded that such financial statements should no longer be relied upon. The condensed consolidated financial statements were restated as a result of this error, indicating the presence of a material weakness in our internal control over accounting for complex transactions.

Upon review of the effect that the accounting error and material weakness had on the previous assessment, our Chief Executive Officer and Chief Financial Officer changed their conclusion and determined that, as of March 31, 2011 and June 30, 2011, our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q/A. Due to this material weakness, in preparing our restated condensed consolidated financial statements as of and for the periods ended March 31, 2011 and June 30, 2011, we performed additional procedures relating to accounting for share-based payments to enable our management to conclude that the condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Our processes, procedures and controls related to the preparation and review of share-based payment expense of the PCTEL Secure joint venture were not effective to ensure that amounts recorded were accurate. The error did not affect our revenue or cash flow. However, the error did result in the overstatement of research and development expense, other income, loss attributed to non-controlling interest, and adjustment for temporary equity, both for the current and year to date interim fiscal periods reported. The error also resulted in an overstatement of net loss for the current interim fiscal period and an overstatement of net loss for the year to date interim fiscal period.

Changes in Internal Controls

The Company has from time to time engaged outside accounting research consulting firms to assist management in formulating its application of accounting guidance to complex transactions, such as the PCTEL Secure joint venture. We engaged a national public accounting, accounting research consulting firm with affiliates worldwide (the “SAS 50 Advisor”) to assist us with our application of accounting guidance to all aspects of the PCTEL Secure joint venture. To avoid recurrence of errors such as the one described above, we have implemented the following changes to internal controls in the fiscal period covered by this report.

•	We have arranged to utilize a different SAS 50 Advisor going forward for our complex accounting guidance research support.

•	We will enhance the internal review procedures over our complex transactions and will enhance the internal control procedures over share based payments of the PCTEL Secure joint venture.

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

Date: November 9, 2011