Form 10-Q/A
period 2011-06-30
PC TEL INC
filed 2011-11-09
CIK 1057083

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

PCTEL, INC.

Form 10-Q/A

For the Quarterly Period Ended June 30, 2011

EXPLANATORY NOTE

This amendment is being filed to restate the PCTEL, Inc. (“the Company”) condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of cash flows, and notes to condensed consolidated financial statements for the three and six months ended June 30, 2011 to correct an error in the accounting for share-based compensation as described below and in footnote 16 to the condensed consolidated financial statements herein. The Company is also revising the discussion under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Part I, Item 4, Controls and Procedures, in light of the restatement.

On October 25, 2011, the Company’s management concluded and the Audit Committee of the Company’s Board of Directors agreed that the Company’s interim financial statements for the quarterly period ended March 31, 2011 and June 30, 2011 contained a material accounting misstatement of share-based compensation that had been recorded related to the PCTEL Secure LLC joint venture (“PCTEL Secure” or “joint venture”) with Eclipse Design Technologies, Inc. (“Eclipse”). On January 5, 2011, the Company formed PCTEL Secure, a joint venture limited liability company, with Eclipse. PCTEL Secure designs software and secure digital-based solutions for commercial Android cellular phone platforms. The Company contributed $2.5 million in cash on the formation of the joint venture in return for 51% ownership of the joint venture. In return for 49% ownership of the joint venture, Eclipse contributed $2.4 million of intangible assets in the form of intellectual property and a services agreement, including an assembled workforce, to provide services. This assembled workforce included an employee of PCTEL Secure and two contractors for Eclipse that Eclipse identified as key contributors of services. Eclipse entered into cash bonus arrangements with the three key contributors that were indexed to the future amount that would be received by Eclipse under one of the call features in the joint venture agreement by which the Company would gain ownership of the last 30% of PCTEL Secure. The cash bonus arrangements were subject to the accounting guidance of share-based payments to employees and to non-employees because of the indexing of the cash bonuses to the ultimate equity value of PCTEL Secure. The Company concluded that at the date of the joint venture formation, it was probable that the Company would exercise its rights under that call option, based on its majority control over PCTEL Secure, its intent and its financial resources available. The Company miscalculated the fair value of the share-based payment arrangements for the participants as well as the appropriate cost attribution under the guiding accounting literature.

The restated Net Loss Available to Common Shareholders in the three months ended June 30, 2011 is $(68,000) instead of the $(81,000) previously reported and the restated Net Loss Available to Common Shareholders in the six months ended June 30, 2011 is ($749,000) instead of the ($1,365,000) previously reported. The effect of the restatement is that the Company lost $13,000 and $616,000 less than previously reported for the three and six months ended June 30, 2011, respectively. There was no change to the earning per share of $0.00 for the three months ended June 30, 2011. The restated earnings per share for the six months ended June 30, 2011 is net loss of $(0.04) instead of $(0.08) as previously reported, or $0.04 different than previously reported. The Company’s revenues and cash flows are unaffected by this restatement.

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

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	June 30, 2011	December 31, 2010
ASSETS	(Restated)
Cash and cash equivalents	$26,678	$23,998
Short-term investment securities	32,421	37,146
Accounts receivable, net of allowance for doubtful accounts of $170 and $160 at June 30, 2011 and December 31, 2010, respectively	13,807	13,873
Inventories, net	12,655	10,729
Deferred tax assets, net	1,013	1,013
Prepaid expenses and other assets	4,054	3,900

Total current assets	90,628	90,659

Property and equipment, net	13,246	11,088
Long-term investment securities	9,135	9,802
Intangible assets, net	9,931	8,865
Deferred tax assets, net	9,004	9,004
Other noncurrent assets	1,378	1,147

TOTAL ASSETS	$133,322	$130,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,381	$4,253
Accrued liabilities	5,505	7,546

Total current liabilities	11,886	11,799

Long-term liabilities	2,238	2,111

Total liabilities	14,124	13,910

Redeemable equity	931	—

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,510,419 and 18,285,784 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	18	18
Additional paid-in capital	137,768	137,154
Accumulated deficit	(21,327)	(20,578)
Accumulated other comprehensive income	90	61

Total stockholders’ equity of PCTEL, Inc.	116,549	116,655
Noncontrolling interest	1,718	—

Total stockholders’ equity	118,267	116,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,322	$130,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
REVENUES	$19,109	$17,807	$37,343	$33,380
COST OF REVENUES	10,105	9,693	20,118	18,047

GROSS PROFIT	9,004	8,114	17,225	15,333

OPERATING EXPENSES:
Research and development	2,973	3,088	5,955	6,173
Sales and marketing	2,601	2,526	5,210	4,785
General and administrative	2,999	2,925	5,716	5,477
Amortization of intangible assets	661	776	1,334	1,539
Restructuring charges	—	490	—	490

Total operating expenses	9,234	9,805	18,215	18,464

OPERATING LOSS	(230)	(1,691)	(990)	(3,131)
Other income, net	91	87	202	246

LOSS BEFORE INCOME TAXES	(139)	(1,604)	(788)	(2,885)
Expense (benefit) for income taxes	76	(575)	(228)	(1,061)

NET LOSS	(215)	(1,029)	(560)	(1,824)
Net loss attributable to noncontrolling interests	(240)	—	(467)	—

NET INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	$25	$(1,029)	$(93)	$(1,824)
Adjustments to redemption value of noncontrolling interests	(93)	—	(656)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(68)	$(1,029)	$(749)	$(1,824)

Basic Earnings per Share:
Net loss available to common shareholders	$0.00	$(0.06)	$(0.04)	$(0.10)
Diluted Earnings per Share:
Net loss available to common shareholders	$0.00	$(0.06)	$(0.04)	$(0.10)

Weighted average shares - Basic	17,355	17,540	17,259	17,454
Weighted average shares - Diluted	17,355	17,540	17,259	17,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
	(Restated)
Operating Activities:
Net loss	$(560)	$(1,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,612	2,657
Gain on bargain purchase of acquisition	—	(54)
Stock based compensation	1,810	2,507
Share based expense	60	—
Loss on disposal/sale of property and equipment	—	7
Restructuring costs	—	467
Payment of withholding tax on stock based compensation	(1,223)	(679)
Deferred tax assets	—	(109)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	73	(2,695)
Inventories	(1,899)	(775)
Prepaid expenses and other assets	(383)	(927)
Accounts payable	2,101	769
Income taxes payable	(38)	(171)
Other accrued liabilities	(1,633)	729
Deferred revenue	(255)	866

Net cash provided by operating activities	665	768

Investing Activities:
Capital expenditures	(3,431)	(374)
Proceeds from disposal of property and equipment	—	10
Purchase of investments	(26,671)	(18,457)
Redemptions/maturities of short-term investments	32,063	18,395
Purchase of assets/businesses, net of cash acquired	—	(2,109)

Net cash provided by (used in) investing activities	1,961	(2,535)

Financing Activities:
Proceeds from issuance of common stock	286	230
Payments for repurchase of common stock	(259)	(1,300)

Net cash provided by (used in) financing activities	27	(1,070)

Net increase (decrease) in cash and cash equivalents	2,653	(2,837)
Effect of exchange rate changes on cash	27	(8)
Cash and cash equivalents, beginning of year	23,998	35,543

Cash and Cash Equivalents, End of Period	$26,678	32,698

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

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships	$16,763	$9,640	$7,123	$16,763	$8,743	$8,020
Patents and technology	7,408	6,069	1,339	6,312	6,007	305
Trademarks and trade names	2,603	2,221	382	2,603	2,074	529
Other	3,017	1,930	1,087	1,714	1,703	11

	$29,791	$19,860	$9,931	$27,392	$18,527	$8,865

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

The Company’s scheduled amortization expense for the next five years is as follows:

Fiscal Year	Amount
2011	$2,075
2012	$2,803
2013	$2,478
2014	$1,961
2015	$1,251
2016	$25

The following table presents the fair value measurements of non-recurring assets for continuing operations at June 30, 2011 and December 31, 2010:

	June 30, 2011					December 31, 2010
	Level 1	Level 2	Level 3	Total	Gain (Loss)	Level 1	Level 2	Level 3	Total	Gain (Loss)
Intangible assets	$—	—	9,931	$9,931	$—	$—	—	8,865	$8,865	$(1,084)

Total	$—	$—	$9,931	$9,931	$—	$—	$—	$8,865	$8,865	$(1,084)

Liabilities

Accrued liabilities consist of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Payroll, bonuses, and other employee benefits	$1,422	$1,615
Paid time off	1,035	846
Inventory receipts	1,028	2,444
Employee stock purchase plan	247	232
Deferred revenues	246	501
Warranties	210	257
Due to Sparco shareholders	198	198
Due to Wider	197	194
Real estate taxes	152	148
Professional fees	65	208
Restructuring	60	324
Other	645	579

Total	$5,505	$7,546

Long-term liabilities consist of the following:

	June 30, 2011	December 31, 2010
Executive deferred compensation plan	$1,326	$1,187
Income taxes	824	824
Deferred rent	88	94
Deferred revenues	—	6

	$2,238	$2,111

4. Earnings per Share (Restated)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
Basic Earnings Per Share computation:
Numerator:
Net loss	$(215)	$(1,029)	$(560)	$(1,824)
Net loss attributable to noncontrolling interests	(240)	—	(467)	—

Net income (loss) attributable to PCTEL, Inc.	25	(1,029)	(93)	(1,824)
Less: adjustments to redemption value of noncontrolling interests	(93)	0	(656)	0

Net loss available to common shareholders	$(68)	$(1,029)	$(749)	$(1,824)
Denominator:
Common shares outstanding	17,355	17,540	17,259	17,454
Earnings per common share - basic

Net loss available to common shareholders	$(0.00)	$(0.06)	$(0.04)	$(0.10)

Diluted Earnings Per Share computation:
Numerator:
Net loss	$(215)	$(1,029)	$(560)	$(1,824)
Net loss attributable to noncontrolling interests	(240)	—	(467)	—

Net income (loss) attributable to PCTEL, Inc.	25	(1,029)	(93)	(1,824)
Less: adjustments to redemption value of noncontrolling interests	(93)	—	(656)	—

Net loss available to commons shareholders	$(68)	$(1,029)	$(749)	$(1,824)
Denominator:
Common shares outstanding	17,355	17,540	17,259	17,454
Restricted shares subject to vesting	*	*	*	*
Common stock option grants	*	*	*	*

Total shares	17,355	17,540	17,259	17,454
Earnings per common share - diluted

Net loss available to common shareholders	$(0.00)	$(0.06)	$(0.04)	$(0.10)

*	As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 418,000 and 454,000 for the three and six months ended June 30, 2011, respectively, and 283,000 and 560,000 for the three and six months ended June 30, 2010, respectively, were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

5. Comprehensive Income

The following table provides the calculation of other comprehensive income for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss) attributable to PCTEL, INC.	$25	$(1,029)	$(93)	$(1,824)
Foreign currency translation adjustments	16	6	29	(5)

Total comprehensive income (loss)	$41	$(1,023)	$(64)	$(1,829)

6. PCTEL Secure (Restated)

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

The Company recorded compensation expense of $61 and $122 for share-based payments in accordance with accounting for stock compensation for three key contributors of PCTEL Secure during the three and six months ended June 30, 2011, respectively. Each key contributor receives a specific percentage of the net proceeds received by Eclipse upon a qualifying sale of its interests and the amount of proceeds for the qualifying sale are determined based on a predetermined multiple of revenues and backlog. Forfeiture is unlikely because of sufficiently large disincentives for nonperformance. For the two contractors and one employee, the Company recorded the pro-rata portion of the total expense to be recognized over the requisite service period of three years. The fair value of the bonus amounts was based on 15% of the current equity value. Subsequent changes in the fair value for the awards will be recognized in earnings each reporting period. Since the Company is a noncontributing investor to the share-based payment arrangements, the Company recognized income equal to the amount that its interest in PCTEL Secure’s equity increased as a result of the disproportionate funding of the compensation costs. Income of $31 and $62 is included in other income, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2011, respectively.

PCTEL Secure incurred losses of $0.5 million and $1.0 million for the three and six months ended June 30, 2011, respectively. Since the allocation of PCTEL Secure’s profits and losses is based on its prorated share of unit ownership, the Company recorded $0.2 million and $0.5 million as net loss attributable to noncontrolling interest for the three and six months ended June 30, 2011. See the segment information in Note 14 for information related to the financial results of PCTEL Secure. The noncontrolling equity on the balance sheet reflects Eclipse’s share of the equity of PCTEL Secure. The noncontrolling equity includes permanent equity of $1.7 million and redeemable equity of $0.9 million. The redeemable equity is reflected in the mezzanine section of the balance sheet. See Note 9 related to equity for the reconciliation of these noncontrolling interest amounts.

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

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
Cost of revenues	$68	$165	$137	$256
Research and development	156	205	312	354
Sales and marketing	157	273	338	481
General and administrative	608	912	1,023	1,416

Total	$989	$1,555	$1,810	$2,507

Restricted Stock – Service Based

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

The following table summarizes restricted stock activity for the six months ended June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value

Unvested Restricted Stock Awards - December 31, 2010	1,274,316	$5.93
Shares awarded	154,750	6.47
Performance share units converted to restricted stock awards	102,941	6.21
Shares vested	(396,221)	6.35
Shares cancelled	(22,425)	5.47

Unvested Restricted Stock Awards - June 30, 2011	1,113,361	$5.89

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

The range of exercise prices for options outstanding and exercisable at June 30, 2011 was $5.50 to $12.16. The following table summarizes information about stock options outstanding under all stock plans at June 30, 2011:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5.50 –	$7.20	221,723	3.96	$6.84	196,000	$6.93
7.21 –	7.93	194,346	2.91	7.67	189,815	7.68
7.95 –	8.48	161,347	1.37	8.07	161,347	8.07
8.49 –	9.09	228,600	4.28	8.86	227,700	8.86
9.11 –	9.19	156,627	5.08	9.16	156,627	9.16
9.30 –	10.25	152,900	4.04	9.75	149,079	9.75
10.46 –	10.75	187,660	2.18	10.69	187,281	10.69
10.80 –	11.55	157,050	2.89	11.25	157,050	11.25
11.68 –	11.84	57,000	2.61	11.81	57,000	11.81
12.16 –	12.16	6,400	2.80	12.16	6,400	12.16

$5.50 –	$12.16	1,523,653	3.34	$9.05	1,488,299	$9.10

The intrinsic value and contractual life of the options outstanding and exercisable at June 30, 2011 were as follows:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	3.34	$13
Options Exercisable	3.25	$4

The intrinsic value is based on the share price of $6.48 at June 30, 2011.

The following table summarizes the stock option activity for the six months ended June 30, 2011:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,596,713	$9.04
Granted	4,000	7.28
Exercised	(2,500)	7.30
Expired or Cancelled	(73,060)	9.01
Forfeited	(1,500)	6.14

Outstanding at June 30, 2011	1,523,653	$9.05
Exercisable at June 30, 2011	1,488,299	$9.10

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

The following table summarizes the performance share activity during the six months ended June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Unvested Performance Units – December 31, 2010	161,276	$7.79
Units awarded	139,691	6.45
Units vested	(30,037)	9.67
Performance share units converted to restricted stock awards	(102,941)	6.21
Units cancelled	(35,083)	10.42

Unvested Performance Units – June 30, 2011	132,906	$6.48

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

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2011:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Restricted Stock Units - December 31, 2010	7,875	$6.13
Units awarded	4,400	6.47
Units vested	(1,500)	6.22

Unvested Restricted Stock Units - June 30, 2011	10,775	$6.26

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

9. Equity (Restated)

The following table is a summary of total equity for the six months ended June 30, 2011:

	Six Months Ended June 30, 2011
	Attributable	Noncontrolling interest
	to PCTEL	Redeemable	Permanent	Total
	(restated)	(restated)	(restated)	(restated)
Balance at beginning of period	$116,655	$0	$0	$0
Net loss	(93)	(286)	(181)	(467)
Other comprehensive income	29	—	—	—

Comprehensive loss	(64)	(286)	(181)	(467)
Stock-based compensation, net	614	—	—	—
Initital capitalization for PCTEL Secure	—	1,944	456	2,400
Share-based payments for PCTEL Secure	—	60	—	60
Adjustment to temporary equity for PCTEL Secure	(656)	—	656	656

Balance at end of period	(106)	1,718	931	2,649

Total equity	$116,549	$1,718	$931	$2,649

Noncontrolling interest in the condensed consolidated financial statements consists of Eclipse’s 49% interest in PCTEL Secure. The $2.4 million represents 49% of the initial capitalization of the subsidiary. During the six months ended June 30, 2011, the Company recognized compensation costs of $0.1 million for three key contributors and 49% of the expense associated with these awards is credited to Eclipse’s noncontrolling interest. Since the redeemable equity is fixed at $0.9 million, the Company recorded a $0.7 million adjustment to retained earnings. See Note 6 for more information related to PCTEL Secure.

The following table is a summary of the activity in stockholders’ equity of the Company during the six months ended June 30, 2011 and 2010, respectively:

	Six Months Ended
	June 30,
	2011	2010
	(restated)
Number of common shares outstanding:
Balance at beginning of period	18,286	18,494
Common stock repurchases	(43)	(215)
Stock-based compensation, net of taxes	267	638

Balance at end of period	18,510	18,917

Common stock:
Balance at beginning of period	$18	$18
Stock-based compensation, net of taxes	—	1

Balance at end of period	$18	$19

Additional paid-in capital:
Balance at beginning of period	$137,154	$138,141
Stock-based compensation, net of taxes	873	2,058
Common stock repurchases	(259)	(1,300)
Tax Effect from stock-based compensation	—	(131)

Balance at end of period	$137,768	$138,768

Accumulated deficit:
Balance at beginning of period	$(20,578)	$(17,122)
Adjustment related to temporary equity	(656)	—
Net loss attributable to PCTEL, Inc.	(93)	(1,824)

Balance at end of period	$(21,327)	$(18,946)

Accumulated other comprehensive income:
Balance at beginning of period	$61	$31
Foreign translation	29	(5)
Unrealized gain on investments	—	—

Balance at end of period	$90	$26

Total stockholders’ equity of PCTEL, Inc.	$116,549	$119,867

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

13. Income Taxes (Restated)

The Company recorded an income tax benefit of $0.2 million in the six months ended June 30, 2011. The tax benefit for the six months ended June 30, 2011 differs from the statutory rate of 35% by approximately 6% primarily because of the noncontrolling interest in PCTEL Secure, as well as a rate change for deferred taxes recorded as a discreet item in the first quarter of 2011.

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

14. Segment, Customer and Geographic Information, as Restated

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

The results of operations by segment are as follows for the three and six months ended June 30, 2011:

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	PCTEL	PCTEL Secure	Consolidating	Total	PCTEL	PCTEL Secure	Consolidating	Total
	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)
REVENUES	$19,109	$0	$0	$19,109	$37,343	$0	$0	$37,343
COST OF REVENUES	10,105	—	—	10,105	20,118	—	—	20,118

GROSS PROFIT	9,004	—	—	9,004	17,225	—	—	17,225

OPERATING EXPENSES:
Research and development	2,651	322	—	2,973	5,357	598	—	5,955
Sales and marketing	2,546	55	—	2,601	5,112	98	—	5,210
General and administrative	2,996	3	—	2,999	5,682	34	—	5,716
Amortization of intangible assets	550	111	—	661	1,111	223	—	1,334

Total operating expenses	8,743	491	—	9,234	17,262	953	—	18,215

OPERATING INCOME (LOSS)	261	(491)	—	(230)	(37)	(953)	—	(990)
Other income, net	91	—	—	91	202	—	—	202

INCOME (LOSS) BEFORE INCOME TAXES	352	(491)		(139)	165	(953)		(788)
Expense (benefit) for income taxes	—	—	76	76	—	—	(228)	(228)

NET INCOME (LOSS)	352	(491)	(76)	(215)	165	(953)	228	(560)
Net loss attributable to noncontrolling interests	—	—	(240)	(240)	—	—	(467)	(467)

NET INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	$352	$(491)	$164	$25	$165	$(953)	$695	$(93)

The assets by segment are as follows as of June 30, 2011:

	Balance at June 30, 2011
	PCTEL	PCTEL Secure	Consolidating	Total
TOTAL ASSETS	$129,166	$4,156	—	$133,322

The Company’s revenues to customers outside of the United States, as a percent of total revenues for the three and six months ended June 30, 2011 and 2010, respectively were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2011	2010	2011	2010
Europe, Middle East, & Africa	19%	22%	21%	24%
Asia Pacific	10%	10%	10%	10%
Other Americas	7%	7%	8%	8%

Total Foreign sales	36%	39%	39%	42%

Revenue from the Company’s major customers representing 10% or more of total revenues for the three and six months ended June 30, 2011 and 2010, respectively were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2011	2010	2011	2010
Ascom AG	10%	11%	7%	9%
Tessco	10%	10%	8%	9%

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

16. Restatement

The company has restated the condensed consolidated financial statements for the three and six months ended June 30, 2011 to correct an error in the accounting for share-based compensation. The Company identified an accounting misstatement related to share-based compensation recorded in its interim financial statements related to the PCTEL Secure LLC joint venture (“PCTEL Secure” or “joint venture”) with Eclipse Design Technologies, Inc. (“Eclipse”).

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

The restated Net Loss Available to Common Shareholders in the three months ended June 30, 2011 is $(68,000) instead of the $(81,000) previously reported and the restated Net Loss Available to Common Shareholders in the six months ended June 30, 2011 is ($749,000)

instead of the ($1,365,000) previously reported. The effect of the restatement is that the Company lost $13,000 and $616,000 less than previously reported. The restated earnings per share for the six months ended June 30, 2011 is net loss of $(0.04) instead of $(0.08) as previously reported, or $0.04 different than previously reported. There was no change to the earning per share of $0.00 for the three months ended June 30, 2011. The Company’s revenues and cash flows are unaffected by this restatement.

The tables below reflect the quarterly and year to date effect of the errors in accounting for share-based payments on the condensed consolidated financial statements as originally reported.

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	As Previously Reported	Restatement amount	As Restated	Previously Reported	Restatement amount	As Restated
Statements of Operations (unaudited):
Research and development	$3,041	$(68)	$2,973	$9,196	$(3,241)	$5,955
OPERATING LOSS	$(298)	$68	$(230)	$(4,231)	$3,241	$(990)
Other income, net	$125	$(34)	$91	$1,855	$(1,653)	$202
LOSS BEFORE INCOME TAXES	$76	$(215)	$(139)	$(2,376)	$1,588	$(788)
NET LOSS	$(249)	$34	$(215)	$(2,148)	$1,588	$(560)
Less: Net loss attributable to noncontrolling interests	$(274)	$34	$(240)	$(2,055)	$1,588	$(467)
Less: Adjustments to redemption value of noncontrolling interest	$(106)	$13	$(93)	$(1,272)	$616	$(656)

NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS	$(81)	$13	$(68)	$(1,365)	$616	$(749)
Basic Earnings per share:
Net loss available to common shareholders	$0.00	$0.00	$0.00	$(0.08)	$0.04	$(0.04)
Diluted Earnings per share:
Net loss available to common shareholders	$0.00	$0.00	$0.00	$(0.08)	$0.04	$(0.04)

	Six Months Ended June 30, 2011
	As	Restatement	As
	Previously	amount	Restated
Statements of Cash Flows (unaudited):
Net loss	$(2,148)	$1,588	$(560)
Share based payments	$1,648	$(1,588)	$60

	At June 30, 2011
	Previously Reported	Restatement amount	As Restated
Balance Sheet (unaudited):
Noncontrolling interest	$2,334	$(616)	$1,718
Retained earnings	$(21,943)	$616	$(21,327)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This amendment is being filed to restate our condensed consolidated statements of operations, condensed consolidated balance sheets condensed consolidated statements of cash flows, and notes to condensed consolidated financial statements for the three and six months ended June 30, 2011 to correct an error in the accounting for share-based compensation as described below and in footnote 16 to the condensed consolidated financial statements herein. We also revised the discussion under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Item 4, Controls and Procedures in light of the restatement.

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

The restated Net Loss Available to Common Shareholders in the three months ended June 30, 2011 is $(68,000) instead of the $(81,000) previously reported and the restated Net Loss Available to Common Shareholders in the six months ended June 30, 2011 is ($749,000) instead of the ($1,365,000) previously reported. The effect of the restatement is we lost $13,000 and $616,000 less than previously reported for the three and six months ended June 30, 2011, respectively. The restated earnings per share for the six months ended June 30, 2011 is a net loss of $(0.04) instead of $(0.08) as previously reported, or $0.04 different than previously reported. There was no change to the earning per share of ($0.00) for the three months ended June 30, 2011. Our revenues and cash flows are unaffected by this restatement.

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

Results of Operations

Three and Six Months Ended June 30, 2011 and 2010

(in thousands)

Revenues

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenue	$19,109	$17,807	$37,343	$33,380
Percent change from year ago period	7.3%	33.2%	11.9%	21.4%

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

Gross Profit

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Gross profit	$9,004	$8,114	$17,225	$15,333
Percentage of revenue	47.1%	45.6%	46.1%	45.9%
Percent of revenue change from year ago period	1.5%	0.3%	0.2%	(0.4%)

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

Research and Development (Restated)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(restated)		(restated)
Research and development	$2,973	$3,088	$5,956	$6,173
Percentage of revenues	15.6%	17.3%	15.9%	18.5%
Percent change from year ago period	(3.7%)	16.6%	(3.5%)	15.7%

Research and development expenses decreased by $0.1 million during the three months ended June 30, 2011 compared to the same period in 2010. During the three months ended June 30, 2011, we incurred $0.3 million of expense related to PCTEL Secure, but research and development expenses other than for PCTEL Secure declined by $0.4 million primarily due to the completion of several projects in scanning receiver development. Research and development expenses decreased approximately $0.2 million for the six months ended June 30, 2011 compared to the same period in 2010. During the six months ended June 30, 2011, we incurred $0.6 million of expense related to PCTEL Secure, but research and development expenses other than for PCTEL Secure declined by $0.8 million.

Sales and Marketing

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Sales and marketing	$2,601	$2,526	$5,210	$4,785
Percentage of revenues	13.6%	14.2%	14.0%	14.3%
Percent change from year ago period	3.0%	32.0%	8.9%	19.7%

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

General and Administrative

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
General and administrative	$2,999	$2,925	$5,716	$5,477
Percentage of revenues	15.7%	16.4%	15.3%	16.4%
Percent change from year ago period	2.5%	15.0%	4.4%	7.9%

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

Amortization of Other Intangible Assets

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Amortization of intangible assets	$661	$776	$1,334	$1,539
Percentage of revenues	3.5%	4.4%	3.6%	4.6%

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

Restructuring Charges

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Restructuring charges	$—	$490	$—	$490
Percentage of revenues	—	2.8%	—	1.5%

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

Other Income, Net (Restated)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

	(restated)		(restated)
Other income, net	$91	$87	$202	$246
Percentage of revenues	0.5%	0.5%	0.5%	0.7%

Other income, net consists of interest income, foreign exchange gains and losses, and investment income. For the three and six months ended June 30, 2011, respectively, other income includes $31 and $62of income related to share-based payments for key contributors of PCTEL Secure. Since we are a noncontributing investor to the share-based payment arrangements, we recognized income of equal to the amount that its interest in the subsidiary’s equity increased as a result of the disproportionate funding of the share-based compensation costs. In the three months ended June 30, 2011 and 2010, we recorded foreign exchange losses of $13 and $9, respectively. In the six months ended June 30, 2011 and 2010, we recorded foreign exchange losses of $20 and $23, respectively.

Benefit for Income Taxes (Restated)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

	(restated)		(restated)
Expense (benefit) for income taxes	$76	$(575)	$(228)	$(1,061)
Effective tax rate	(54.7%)	35.8%	28.9%	36.8%

The effective tax rate for the six months ended June 30, 2011 differed from the statutory rate of 35% by approximately 6%primarily because of the noncontrolling interest of PCTEL Secure, as well as a rate change for deferred taxes recorded as a discreet item in the first quarter of 2011.

The effective tax rate for the six months ended June 30, 2010 differed from the statutory rate of 35% by approximately 1%, because of permanent differences and foreign and state taxes.

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

Net Loss Attributable to Noncontrolling Interests (Restated)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

	(restated)		(restated)
Net loss attributable to noncontrolling interests	$(93)	$—	$(470)	$—

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

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
Cost of revenues	$68	$165	$137	$256
Research and development	156	205	312	354
Sales and marketing	157	273	338	481
General and administrative	608	912	1,023	1,416

Total	$989	$1,555	$1,810	$2,507

Liquidity and Capital Resources (Restated)

	Six Months Ended June 30,
	2011	2010
	(restated)
Net loss	$(560)	$(1,824)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	3,259	4,796
Changes in operating assets and liabilities	(2,034)	(2,204)

Net cash provided by operating activities	665	768
Net cash provided by (used in) investing activities	1,961	(2,535)
Net cash provided by (used in) financing activities	27	(1,070)

	June 30, 2011	December 31, 2010

Cash and cash equivalents at the end of period	$26,678	$23,998
Short-term investments at the end of period	32,421	37,146
Long-term investments at the end of period	9,135	9,802
Working capital at the end of period	$78,742	$78,860

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer originally concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission rules and forms. Subsequently, management concluded and the Audit Committee agreed that our interim financial statements for the quarterly periods ended March 31, 2011 and June 30, 2011 contained a material accounting misstatement of share-based compensation that had been recorded related to the PCTEL Secure LLC joint venture (“PCTEL Secure” or “joint venture”) with Eclipse Design Technologies, Inc. (“Eclipse”). We miscalculated the fair value of the share-based payment arrangements for the participants as well as the appropriate cost attribution under the guiding accounting literature. We concluded that such financial statements should no longer be relied upon. The condensed consolidated financial statements were restated as a result of this error, indicating the presence of a material weakness in our internal control over accounting for complex transactions.

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

Changes in Internal Controls

We have from time to time engaged outside accounting research consulting firms to assist management in formulating its application of accounting guidance to complex transactions, such as the PCTEL Secure joint venture. We engaged a national public accounting, accounting research consulting firm with affiliates worldwide (the “SAS 50 Advisor”) to assist us with our application of accounting guidance to all aspects of the PCTEL Secure joint venture. To avoid recurrence of errors such as the one described above, we have implemented the following changes to internal controls in the fiscal period covered by this report.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs
April 1, 2011 - April 30, 2011	—	—	1,242,899	$2,559,381
May 1, 2011 - May 31, 2011	—	—	1,242,899	$2,559,381
June 1, 2011 - June 30, 2011	43,090	$6.02	1,285,989	$2,299,808

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Removed and Reserved

Item 5:	Other Information

None.

Item 6:	Exhibits

Exhibit No.	Description	Reference

10.1	Limited Liability Company Agreement, dated January 5, 2011, by and between PCTEL, Inc. and Eclipse Design Technologies, Inc.	Incorporated by reference to this exhibit filed with the Registrant’s Current Report on Form 8-K filed on January 11, 2011, as amended by the Registrant’s Current Report on Form 8-K/A filed on May 24, 2011.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

101	The following materials from PCTEL, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
a Delaware corporation

/s/ Martin H. Singer
Martin H. Singer
Chief Executive Officer

Date: November 9, 2011