Form 10-Q
period 2011-09-30
PC TEL INC
filed 2011-11-09
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,224,885 as of November 9, 2011

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2011

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$21,655	$23,998
Short-term investment securities	41,570	37,146
Accounts receivable, net of allowance for doubtful accounts of $133 and $160 at September 30, 2011 and December 31, 2010, respectively	13,724	13,873
Inventories, net	13,636	10,729
Deferred tax assets, net	1,013	1,013
Prepaid expenses and other assets	2,119	3,900

Total current assets	93,717	90,659
Property and equipment, net	13,309	11,088
Long-term investment securities	5,388	9,802
Intangible assets, net	9,270	8,865
Deferred tax assets, net	9,004	9,004
Other noncurrent assets	1,204	1,147

TOTAL ASSETS	$131,892	$130,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,128	$4,253
Accrued liabilities	6,578	7,546

Total current liabilities	11,706	11,799
Long-term liabilities	2,036	2,111

Total liabilities	13,742	13,910

Redeemable equity	931	—
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,191,626 and 18,285,784 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	18	18
Additional paid-in capital	136,461	137,154
Accumulated deficit	(20,942)	(20,578)
Accumulated other comprehensive income	102	61

Total stockholders’ equity of PCTEL, Inc.	115,639	116,655
Noncontrolling interest	1,580	—

Total equity	117,219	116,655

TOTAL LIABILITIES AND EQUITY	$131,892	$130,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES	$19,494	$17,314	$56,837	$50,694
COST OF REVENUES	10,140	10,301	30,258	28,348

GROSS PROFIT	9,354	7,013	26,579	22,346

OPERATING EXPENSES:
Research and development	3,035	2,955	8,991	9,128
Sales and marketing	2,643	2,548	7,853	7,332
General and administrative	2,520	2,171	8,236	7,648
Amortization of intangible assets	661	742	1,995	2,281
Restructuring charges	125	95	125	585

Total operating expenses	8,984	8,511	27,200	26,974

OPERATING INCOME (LOSS)	370	(1,498)	(621)	(4,628)
Other income, net	64	77	266	323

INCOME (LOSS) BEFORE INCOME TAXES	434	(1,421)	(355)	(4,305)
Expense (benefit) for income taxes	216	(492)	(13)	(1,553)

NET INCOME (LOSS)	218	(929)	(342)	(2,752)
Less: Net loss attributable to noncontrolling interests	(274)	—	(740)	—

NET INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	$492	($929)	$398	($2,752)
Less: adjustments to redemption value of noncontrolling interests	(106)	—	(762)	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$386	($929)	($364)	($2,752)

Basic Earnings per Share:
Net income (loss) available to common shareholders	$0.02	($0.05)	($0.02)	($0.16)
Diluted Earnings per Share:
Net income (loss) available to common shareholders	$0.02	($0.05)	($0.02)	($0.16)
Weighted average shares - Basic	17,238	17,360	17,239	17,463
Weighted average shares - Diluted	17,640	17,360	17,239	17,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net loss	($342)	($2,752)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,914	3,945
Gain on bargain purchase of acquisition	—	(54)
Stock based compensation	2,523	3,475
Share based expense	89	—
Loss on disposal/sale of property and equipment	—	(16)
Restructuring costs	—	178
Payment of withholding tax on stock based compensation	(1,226)	(809)
Deferred tax assets	—	(166)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	161	(2,435)
Inventories	(2,859)	(1,738)
Prepaid expenses and other assets	1,728	(1,341)
Accounts payable	843	2,219
Income taxes payable	(17)	(261)
Other accrued liabilities	(635)	1,240
Deferred revenue	(406)	715

Net cash provided by operating activities	3,773	2,200

Investing Activities:
Capital expenditures	(4,146)	(885)
Proceeds from disposal of property and equipment	—	10
Purchase of investments	(41,213)	(22,252)
Redemptions/maturities of short-term investments	41,203	17,650
Purchase of assets/businesses, net of cash acquired	—	(2,109)

Net cash used in investing activities	(4,156)	(7,586)

Financing Activities:
Proceeds from issuance of common stock	569	468
Payments for repurchase of common stock	(2,559)	(3,588)

Net cash used in financing activities	(1,990)	(3,120)

Net decrease in cash and cash equivalents	(2,373)	(8,506)
Effect of exchange rate changes on cash	30	14
Cash and cash equivalents, beginning of year	23,998	35,543

Cash and Cash Equivalents, End of Period	$21,655	27,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 (Unaudited)

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

In 2010, the Company operated in one segment for reporting purposes. Beginning with the formation of PCTEL Secure LLC (“PCTEL Secure”), a joint venture among the Company and Eclipse Design Technologies, Inc. (“Eclipse”) in January 2011, the Company reports the financial results of PCTEL Secure as a separate operating segment. The Company’s chief operating decision maker (“CODM”) uses the profit and loss results and the assets in deciding how to allocate resources and assess performance between the segments.

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

The Company established its scanning receiver product portfolio in 2003 with the acquisition of Dynamic Telecommunications, Inc. In 2009 the Company acquired the scanning receiver business of Ascom Network Testing, Inc (“Ascom”) as well as the exclusive distribution rights and patented technology for Wider Network LLC’s (“Wider”) network interference products.

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

Basis of Consolidation and Foreign Currency Translation

The condensed consolidated balance sheet as of September 30, 2011 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2011 and 2010, respectively are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2010.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements include the accounts of PCTEL Secure. Because the Company has a 51% ownership interest in PCTEL Secure, 49% of PCTEL Secure’s net loss is recorded as noncontrolling interest in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 49% of the equity in PCTEL Secure is recorded as noncontrolling interest. All intercompany accounts and transactions have been eliminated.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“the 2010 Form 10-K”). There were no changes in the Company’s significant accounting policies during the nine months ended September 30, 2011. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2010 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2010 Form 10-K. The results for the operations for the period ended September 30, 2011 may not be indicative of the results for the period ending December 31, 2011.

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $7 and $0 for the three months ended September 30, 2011 and 2010, respectively. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $27 and $23 for the nine months ended September 30, 2011 and 2010, respectively.

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

3. Balance Sheet Data

Cash and Cash Equivalents

At September 30, 2011, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At September 30, 2011 and December 31, 2010, the Company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. Government Agency securities or bank repurchase agreements collateralized by the these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the Company’s U.S. banks is fully insured by the Federal Deposit Insurance Corporation due to the balances being below the maximum insurable amounts.

At September 30, 2011, the Company had $16.9 million in cash and $4.8 million in cash equivalents and at December 31, 2010, the Company had $3.0 in cash and $21.0 in cash equivalents. The Company had $0.7 million of cash and cash equivalents in foreign bank accounts at September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, the Company has no intentions of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

At September 30, 2011 and December 31, 2010, the Company’s short-term and long-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, and AA or higher rated corporate bonds all classified as held-to-maturity.

At September 30, 2011, the Company had invested $23.1 million in pre-refunded municipal bonds, $13.6 million in U.S. government agency bonds and $10.3 million in AA rated or higher corporate bonds. The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities. The bonds, classified as short-term investments, have original maturities greater than 90 days and mature in less than one year. At September 30, 2011, the Company had $5.4 million classified as long-term investment securities. The bonds classified as long-term investments have maturities greater than one year but less than two years. The Company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains were $31 at September 30, 2011. Approximately 11% of the Company’s bonds were protected by bond default insurance at September 30, 2011.

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

Cash equivalents and investments measured at fair value were as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,788	$—	$—	$4,788	$21,032	$—	$—	$21,032
Investments:
US government agency bonds	—	13,578	—	13,578	—	19,036	—	19,036
Municipal bonds	—	23,126	—	23,126	—	19,378	—	19,378
Corporate debt securities	—	10,285	—	10,285	—	8,756	—	8,756

Total	$4,788	$46,989	—	$51,777	$21,032	$47,170	—	$68,202

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 60 days. The Company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $0.1 million at September 30, 2011 and $0.2 million at December 31, 2010. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing. Inventories as of September 30, 2011 and December 31, 2010 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The Company had consigned inventory with customers of $0.8 million and $1.0 million at September 30, 2011 and December 31, 2010, respectively. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $1.6 million and $1.0 million at September 30, 2011 and December 31, 2010, respectively.

Inventories consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Raw materials	$9,910	$7,613
Work in process	625	542
Finished goods	3,101	2,574

Inventories, net	$13,636	$10,729

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

Property and equipment consists of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Building	$6,207	$6,207
Computers and office equipment	7,542	4,450
Manufacturing and test equipment	8,653	7,707
Furniture and fixtures	1,169	1,127
Leasehold improvements	218	176
Motor vehicles	27	27

Total property and equipment	23,816	19,694
Less: Accumulated depreciation and amortization	(12,277)	(10,376)
Land	1,770	1,770

Property and equipment, net	$13,309	$11,088

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships	$16,763	$10,088	$6,675	$16,763	$8,743	$8,020
Patents and technology	7,408	6,100	1,308	6,312	6,007	305
Trademarks and trade names	2,603	2,289	314	2,603	2,074	529
Other	3,017	2,044	973	1,714	1,703	11

	$29,791	$20,521	$9,270	$27,392	$18,527	$8,865

The $0.4 million increase in the net book value of intangible assets at September 30, 2011 compared to December 31, 2010 reflects $2.4 million of intangible assets contributed by Eclipse to PCTEL Secure in January 2011 offsetting amortization of $2.0 million for the nine months ended September 30, 2011. See Note 6 for information related to PCTEL Secure.

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

The Company’s scheduled amortization expense for 2011 and the next five years is as follows:

Fiscal Year	Amount
2011	$2,747
2012	$2,803
2013	$2,478
2014	$1,961
2015	$1,250
Thereafter	$25

The following table presents the fair value measurements of non-recurring assets for continuing operations at December 31, 2010:

	December 31, 2010
	Level 1	Level 2	Level 3	Total	Gain (Loss)
Intangible assets	$—	—	8,865	$8,865	$(1,084)

Total	$—	$—	$8,865	$8,865	$(1,084)

Liabilities

Accrued liabilities consist of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Payroll, bonuses, and other employee benefits	$2,576	$1,615
Inventory receipts	1,097	2,444
Paid time off	989	846
Warranties	560	257
Due to Wider	199	194
Due to Sparco shareholders	198	198
Real estate taxes	121	148
Restructuring	109	324
Employee stock purchase plan	104	232
Deferred revenues	95	501
Professional fees	67	208
Other	463	579

Total	$6,578	$7,546

Long-term liabilities consist of the following:

	September 30, 2011	December 31, 2010
Executive deferred compensation plan	$1,147	$1,187
Income taxes	824	824
Deferred rent	65	94
Deferred revenues	—	6

	$2,036	$2,111

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic Earnings Per Share computation:
Numerator:
Net income (loss)	$218	($929)	($342)	($2,752)
Net loss attributable to noncontrolling interests	(274)	—	(740)	—

Net income (loss) attributable to PCTEL, Inc.	492	(929)	398	(2,752)
Less: adjustments to redemption value of noncontrolling interests	(106)	—	(762)	—

Net income (loss) available to common shareholders	$386	($929)	($364)	($2,752)
Denominator:
Common shares outstanding	17,238	17,360	17,239	17,463
Earnings per common share - basic

Net income (loss) available to common shareholders	$0.02	($0.05)	($0.02)	($0.16)

Diluted Earnings Per Share computation:
Numerator:
Net income (loss)	$218	($929)	($342)	($2,752)
Net loss attributable to noncontrolling interests	(274)	—	(740)	—

Net income (loss) attributable to PCTEL, Inc.	492	(929)	398	(2,752)
Less: adjustments to redemption value of noncontrolling interests	(106)	—	(762)	—

Net income (loss) available to common shareholders	$386	($929)	($364)	($2,752)
Denominator:
Common shares outstanding	17,238	17,360	17,239	17,463
Restricted shares subject to vesting	330	*	*	*
Performance shares subject to vesting	72	*	*	*
Common stock option grants	—	*	*	*

Total shares	17,640	17,360	17,239	17,463
Earnings per common share - diluted

Net income (loss) available to common shareholders	$0.02	($0.05)	($0.02)	($0.16)

*	As denoted by “*” in the table above, the weighted average common stock option grants, performance shares and restricted shares of 465,000 for the nine months ended September 30, 2011, and 238,000 and 481,000 for the three and nine months ended September 30, 2010, respectively, were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

5. Comprehensive Income

The following table provides the calculation of other comprehensive income for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$218	($929)	($342)	($2,752)
Foreign currency translation adjustments	12	21	41	16

Total comprehensive income (loss)	$230	($908)	($301)	($2,736)

6. PCTEL Secure

On January 5, 2011, the Company formed PCTEL Secure LLC, a joint venture limited liability company, with Eclipse Design Technologies, Inc (“Eclipse”). PCTEL Secure designs software and secure digital-based solutions that enables secure applications on commercial Android cellular phone platforms. The Company contributed $2.5 million in cash on the formation of the venture in return for 51% ownership of the joint venture. In return for 49% ownership of the joint venture, Eclipse contributed $2.4 million of intangible assets in the form of intellectual property and a services agreement, including an assembled workforce, to provide services.

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

The Company provides services to PCTEL Secure at cost for facilities, financial services, general and administrative services, order management, manufacturing and distribution, and marketing services. The term of the Company’s service agreement is through December 31, 2013, with one year extensions thereafter as agreed by the parties. The Company also entered into a line of credit agreement with PCTEL Secure. Under the terms of the line of credit agreement, the Company agreed to lend PCTEL Secure up to $4.0 million at an 8% fixed interest rate. The maturity date for this agreement is June 30, 2014. There were no borrowings under this line of credit during nine months ended September 30, 2011.

Based on review of accounting rules for consolidation, the Company concluded that (a) it has financial control of PCTEL Secure as it holds two of the three Board seats and (b) Eclipse’s rights under the agreements are protective rights that do not override the presumption that the majority owned subsidiary should be consolidated. Therefore, the Company has consolidated the financial results of PCTEL Secure into the Company’s consolidated financial statements for the three and nine months ended September 30, 2011.

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

Eclipse participation right: If the Company exercises the 2nd call right and subsequently sells PCTEL Secure within 12 months of exercising the 2nd call right, then Eclipse holds a participation right that requires the Company to pay to Eclipse 10% of the amount by which the net proceeds exceed the EV used in the calculation of the price of the 2nd call right. Also, if the Company exercises the 2nd call right and subsequently sells the subsidiary between 13 months and 24 months of exercising the 2nd call right, then Eclipse holds a participation right that requires the Company to pay to Eclipse 5% of the amount by which the net proceeds exceed the EV used in the calculation of the price of the 2nd call right. (If consideration for the sale is received by the Company in a form other than cash, Eclipse is entitled to 10% or 5% of non-cash consideration received as proceeds.)

The Company’s 3rd call right: If the 2nd call right is not exercised, and after 8 months, Eclipse fails to complete a sale of its membership interests, then the Company has the right to purchase Eclipse’s membership interests using the EV calculated at the expiration of the 2nd call right.

The EV is based on a multiple of revenues and backlog. In accordance with accounting for redeemable financial instruments, the Company determined that the $0.9 million fair value of this put right is classified as redeemable equity. It is redeemable equity because the price is fixed for this financial instrument, and the 19% of Eclipse’s membership interest can be redeemed at the option of the holder, Eclipse, through the exercise of its put right, or at the option of the Company, through the exercise of its first call right.

Eclipse identified an employee of PCTEL Secure and two contractors for Eclipse as key contributors of services. Eclipse entered into cash bonus arrangements with the three key contributors. The bonus agreements grant these key contributors the right for each to receive a cash bonus from the net proceeds received by Eclipse upon exercise of Eclipse’s exit option, the Company’s 2nd call right, or the Company’s 3rd call right, which results in a qualifying sale of Eclipse’s membership interests in the subsidiary. Participation in the net proceeds paid to Eclipse from a qualifying sale of Eclipse’s membership interests is equivalent to each key contributor having been a 5% owner of PCTEL Secure. The Company has determined that the qualifying sale of Eclipse’s membership interests is probable of occurrence upon the date of formation on January 5, 2011. The Company has control over the entity based on its ownership position and number of board seats. PCTEL has the ability to exercise the call rights as it has $68.6 million in cash and investments and no debt. The Company is a designer and developer of software-based radios for the wireless industry. The development program undertaken within PCTEL Secure is part of the Company’s strategic growth strategy, and it is the Company’s intent to acquire the joint venture for the products it is creating.

The Company recorded $0.1 million and $0.2 million of compensation expense for share-based payments in accordance with accounting for stock compensation for the three key contributors of PCTEL Secure during the three and nine months ended September 30, 2011, respectively. Each key contributor receives a specific percentage of the net proceeds received by Eclipse upon a qualifying sale of its interests and the amount of proceeds for the qualifying sale are determined based on a predetermined multiple of revenues and backlog. Forfeiture is unlikely because of sufficiently large disincentives for nonperformance. For these key contributors, the Company recorded the pro-rata portion of the total expense to be recognized over the requisite service period of three years. The fair value of the bonus amounts was based on 15% of the current equity value. Subsequent changes in the fair value for the awards will be recognized in earnings each reporting period. Since the Company is a noncontributing investor to the share-based payment arrangements, the Company recognized income equal to the amount that its interest in PCTEL Secure’s equity increased as a result of the disproportionate funding of the compensation costs. This amount is included in other income, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011.

PCTEL Secure incurred losses of $0.5 million and $1.5 million for the three and nine months ended September 30, 2011, respectively. Since the allocation of PCTEL Secure’s profits and losses is based on its prorated share of unit ownership, the Company recorded $0.3 million and $0.7 million as net loss attributable to noncontrolling interest for the three and nine months ended September 30, 2011. See the segment information in Note 14 for information related to the financial results of PCTEL Secure. The noncontrolling equity on the balance sheet reflects Eclipse’s share of the equity of PCTEL Secure. The noncontrolling equity includes permanent equity of $1.6 million and redeemable equity of $0.9 million. The redeemable equity is reflected in the mezzanine section of the balance sheet. See Note 9 related to equity for the reconciliation of these noncontrolling interest amounts.

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

The consideration for Sparco was $2.5 million, consisting of $2.4 million in cash consideration and $0.1 million related to the Company’s outstanding receivable balance from Sparco at the date of acquisition. Of the $2.4 million cash consideration, $2.1 million was payable to the Sparco shareholders and $0.3 million was used to discharge outstanding debt liabilities. At September 30, 2011 and December 31, 2010, approximately $0.2 million remains outstanding, consisting of the final payments due related to shareholders or to third parties. The $0.2 million due is included in accrued liabilities. The cash consideration paid in connection with the acquisition was provided from the Company’s existing cash. The acquisition related costs for the Sparco purchase were not significant to the Company’s condensed consolidated financial statements.

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

8. Stock-Based Compensation

The condensed consolidated statements of operations include $0.7 million and $2.5 million of stock compensation expense for the three and nine months ended September 30, 2011, respectively. Stock compensation expense for the three months ended September 30, 2011 consists of $0.6 million for restricted stock awards and $0.1 million for performance share awards, stock option and stock purchase plan expenses. Stock compensation expense for the nine months ended September 30, 2011 consists of $2.1 million for restricted stock awards, $0.2 million for performance share awards, and $0.2 million for stock option and stock purchase plan expenses.

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

The Company did not capitalize any stock compensation expense during the three and nine months ended September 30, 2011 or 2010, respectively. The Company did not issue any stock awards to employees or contributors of PCTEL Secure during the three and nine months ended September 30, 2011.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
Cost of revenues	$67	$81	$204	$337
Research and development	139	164	451	518
Sales and marketing	155	238	494	719
General and administrative	351	485	1,374	1,901

Total	$712	$968	$2,523	$3,475

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

For the three months ended September 30, 2011, the Company did not issue any restricted stock awards and recorded cancellations of 7,700 shares with grant date fair value of $46. For the nine months ended September 30, 2011, the Company issued 154,750 shares of restricted stock with grant date fair value of $1.0 million and recorded cancellations of 30,125 shares with grant date fair value of $0.2 million.

For the three months ended September 30, 2011, 1,425 restricted shares vested with grant date fair value of $10 and intrinsic value of $9. For the nine months ended September 30, 2011, 397,646 restricted shares vested with grant date fair value of $2.5 million and intrinsic value of $2.9 million.

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

At September 30, 2011, total unrecognized compensation expense related to restricted stock was approximately $3.9 million, net of forfeitures to be recognized through 2016 over a weighted average period of 1.7 years.

The following table summarizes restricted stock activity for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Awards - December 31, 2010	1,274,316	$5.93
Shares awarded	154,750	6.47
Performance share units converted to restricted stock awards	102,941	6.21
Shares vested	(397,646)	6.35
Shares cancelled	(30,125)	5.61

Unvested Restricted Stock Awards - September 30, 2011	1,104,236	$5.89

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

During the three months ended September 30, 2011 the Company issued 1,200 stock options with a weighted average grant date value of $2.71. During the nine months ended September 30, 2011 the Company issued 5,200 stock options with a weighted average grant date value of $3.05. The Company received proceeds of $18 from the exercise of 2,500 options during the three and nine months ended September 30, 2011. The intrinsic value of these options exercised was $1. During the three and nine months ended September 30, 2011, respectively, 67,319 and 141,879 options were either forfeited or expired.

During the three months ended September 30, 2010 the Company issued 10,200 stock options with a weighted average grant date value of $2.61. During the nine months ended September 30, 2010 the Company issued 18,700 stock options with a weighted average grant date value of $2.64. The Company received $5 in proceeds from the exercise of 781 options during the nine months ended September 30, 2010. During the three and nine months ended September 30, 2010, respectively, 131,652 and 571,463 options were either forfeited or expired.

As of September 30, 2011, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $0.1 million, net of estimated forfeitures to be recognized through 2015 over a weighted average period of 2.1 years.

The range of exercise prices for options outstanding and exercisable at September 30, 2011 was $5.50 to $12.16. The following table summarizes information about stock options outstanding under all stock plans at September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.50 – $ 7.20	217,204	3.64	$6.86	201,066	$6.91
7.27 – 7.93	193,246	2.63	7.68	190,346	7.68
7.95 – 8.44	146,347	0.77	8.03	146,347	8.03
8.48 – 9.09	243,600	4.06	8.83	242,987	8.83
9.11 – 9.16	146,627	4.79	9.16	146,627	9.16
9.19 – 10.25	162,900	3.88	9.72	160,042	9.72
10.46 – 10.80	147,660	2.70	10.70	147,368	10.70
10.83 – 11.68	146,550	2.72	11.34	146,550	11.34
11.84 – 11.84	47,000	2.37	11.84	47,000	11.84
12.16 – 12.16	6,400	0.26	12.16	6,400	12.16

$ 5.50 – $12.16	1,457,534	3.21	$8.99	1,434,733	$9.02

The intrinsic value and contractual life of the options outstanding and exercisable at September 30, 2011 were as follows:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	3.21	$3
Options Exercisable	3.15	$1

The intrinsic value is based on the share price of $6.15 at September 30, 2011.

The following table summarizes the stock option activity for the nine months ended September 30, 2011:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,596,713	$9.04
Granted	5,200	7.03
Exercised	(2,500)	7.30
Expired or Cancelled	(133,560)	9.78
Forfeited	(8,319)	6.30

Outstanding at September 30, 2011	1,457,534	$8.99
Exercisable at September 30, 2011	1,434,733	$9.02

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

During the nine months ended September 30, 2011, the Company granted 139,691 performance units with a grant date fair value of $0.9 million and cancelled 35,083 performance units with a grant date fair value of $0.4 million. During the nine months ended September 30, 2011, 30,037 performance units vested with a grant date fair value of $0.3 million and intrinsic value of $0.2 million, and 102,941 performance units were converted to time-based restricted stock awards. There were no grants, vesting, or cancellation of awards during the three months ended September 30, 2011.

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

As of September 30, 2011, the unrecognized compensation expense related to the unvested portion of the Company’s performance units was approximately $0.8 million, to be recognized through 2014 over a weighted average period of 2.1 years.

The following table summarizes the performance share activity during the nine months ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Unvested Performance Units - December 31, 2010	161,276	$7.79
Units awarded	139,691	6.45
Units vested	(30,037)	9.67
Performance share units converted to restricted stock awards	(102,941)	6.21
Units cancelled	(35,083)	10.42

Unvested Performance Units - September 30, 2011	132,906	$6.48

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

No time-based restricted stock units were granted or vested during the three or nine months ended September 30, 2011. The Company issued 4,400 time-based restricted stock units with a fair value of $28 to employees during the nine months ended September 30, 2011. During the first quarter of 2011, 1,500 restricted stock units vested with a grant date fair value of $9 and intrinsic value of $11.

No time-based restricted stock units were granted in the three months ended September 30, 2010. The Company granted 6,000 time-based restricted stock units with a grant date fair value of $37 to employees during the nine months ended September 30, 2010.

As of September 30, 2011, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $48, to be recognized through 2015 over a weighted average period of 1.9 years.

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Units - December 31, 2010	7,875	$6.13
Units awarded	4,400	6.47
Units vested	(1,500)	6.22

Unvested Restricted Stock Units - September 30, 2011	10,775	$6.26

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is six months. The Company received proceeds of $0.3 million from the issuance of 54,751 shares under the ESPP in February 2011 and received proceeds of $0.2 million from the issuance of 44,360 shares under the ESPP in February 2010. The Company received proceeds of $0.3 million from the issuance of 51,970 shares under the Purchase Plan in August 2011 and received proceeds of $0.2 million from the issuance of 49,296 shares under the Purchase Plan in August 2010.

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

	September 30,
	2011	2010
Dividend yield	None	None
Risk-free interest rate	0.2%	0.4%
Expected volatility	52%	49%
Expected life (in years)	0.5	0.5

The risk-free interest rate was based on the U.S. Treasury yields with remaining term that approximates the expected life of the shares granted. The Company uses a dividend yield of “None” in the valuation model for shares related to the ESPP. The Company has paid only one cash dividend in its history which was paid in May 2008. On October 24, 2011, the Company announced the initiation of a quarterly cash dividend of $0.03 per share payable on November 15, 2011 to shareholders of record as of November 8, 2011. The Company will include a dividend yield in its fair value assumptions beginning with the quarter ended December 31, 2011. The Company calculates the volatility based on a five-year historical period of the Company’s stock price. The expected life used is based on the length of the offering period.

Short Term Bonus Incentive Plan (“STIP”)

Bonuses related to the Company’s 2010 Short Term Incentive Plan (“STIP”) were paid 50% in cash and 50% in the Company’s common stock to executives, and 100% in cash to non-executives. The shares earned under the plan were issued in the first quarter following the end of the fiscal year. In March 2011, the Company issued 48,345 shares, net of shares withheld for payment of withholding tax under the 2010 STIP. In March 2010, the Company issued 1,952 shares, net of shares withheld for payment of withholding tax under the 2009 STIP, and in October 2010, under a severance agreement, issued another 6,339 shares, net of shares withheld for payment of withholding tax, under the 2010 STIP. For the 2011 STIP, executive and non-executive bonuses earned will be paid 100% in cash.

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

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. The Company paid $1.2 million and $0.8 million for withholding taxes related to stock awards during the nine months ended September 30, 2011 and 2010, respectively.

Stock Repurchases

The Company repurchases shares of common stock under share repurchase programs authorized by the Board of Directors. All share repurchase programs are announced publicly. On November 21, 2008, the Board of Directors authorized the repurchase of shares up to a value of $5.0 million. The Company repurchased 362,538 shares at an average price of $6.34 during the three months ended September 30, 2011 and repurchased 405,628 shares at an average price of $6.31 during the nine months ended September 30, 2011. The Company repurchased 375,644 shares at an average price of $6.09 during the three months ended September 30, 2010, and repurchased 591,139 shares at an average price of $6.07 during the nine months ended September 30, 2010.

9. Equity

The following table is a summary of total equity for the nine months ended September 30, 2011:

	Nine Months Ended September 30, 2011
	Attributable to PCTEL	Noncontrolling interest
		Permanent	Redeemable	Total
Balance at beginning of period	$116,655	$0	$0	$0
Net income (loss)	398	(453)	(287)	(740)
Other comprehensive income	41	—	—	—

Comprehensive loss	439	(453)	(287)	(740)
Stock-based compensation, net	(693)	—	—	—
Initital capitalization for PCTEL Secure	—	1,944	456	2,400
Share-based payments for PCTEL Secure	—	89	—	89
Adjustment to temporary equity for PCTEL Secure	(762)	—	762	762

Balance at end of period	(1,016)	1,580	931	2,511

Total equity	$115,639	$1,580	$931	$2,511

Noncontrolling interest in the condensed consolidated financial statements consists of Eclipse’s 49% interest in PCTEL Secure. The $2.4 million represents 49% of the initial capitalization of the subsidiary. During the nine months ended September 30, 2011, the Company recognized compensation costs of $0.2 million for three key contributors and 49% of the expense associated with these awards is credited to Eclipse’s noncontrolling interest. Since the redeemable equity is fixed at $0.9 million, the Company recorded a $0.8 million adjustment to retained earnings. See Note 6 for more information related to PCTEL Secure.

The following table is a summary of the activity in stockholders’ equity of the Company during the nine months ended September 30, 2011 and 2010, respectively:

	Nine Months Ended September 30,

	2011	2010
Number of common shares outstanding:
Balance at beginning of period	18,286	18,494
Common stock repurchases	(406)	(591)
Stock-based compensation, net of taxes	312	601

Balance at end of period	18,192	18,504

Common stock:
Balance at beginning of period	$18	$18
Common stock repurchases	—	(1)
Stock-based compensation, net of taxes	—	1

Balance at end of period	$18	$18

Additional paid-in capital:
Balance at beginning of period	$137,154	$138,141
Stock-based compensation, net of taxes	1,866	3,135
Common stock repurchases	(2,559)	(3,588)
Tax Effect from stock-based compensation	—	(229)

Balance at end of period	$136,461	$137,459

Accumulated deficit:
Balance at beginning of period	($20,578)	($17,122)
Adjustment related to temporary equity	(762)	—
Net income (loss) attributable to PCTEL, Inc.	398	(2,752)

Balance at end of period	($20,942)	($19,874)

Accumulated other comprehensive income:
Balance at beginning of period	$61	$31
Foreign translation	41	16

Balance at end of period	$102	$47

Total stockholders’ equity of PCTEL, Inc.	$115,639	$117,650

10. Benefit Plans

Employee Benefit Plans

The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan, up to the statutorily prescribed annual limit. The Company may make discretionary contributions to the 401(k) plan. The Company made employer contributions of $173 and $158 to the 401(k) plan for the three months ended September 30, 2011 and 2010, respectively. The Company made employer contributions of $534 and $464 to the 401(k) plan for the nine months ended September 30, 2011 and 2010, respectively. The Company also contributes to various retirement plans for foreign employees. The Company made contributions to these plans of $42 and $22 for the three months ended September 30, 2011 and 2010, respectively. The Company made contributions to these plans of $109 and $58 for the nine months ended September 30, 2011 and 2010, respectively.

Executive Deferred Compensation Plan

The Company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses. In addition, the Company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. The deferred compensation obligation included in Long-Term Liabilities in the condensed consolidated balance sheets was $1.1 million at September 30, 2011 and $1.2 million at December 31, 2010. The Company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Non-Current Assets.

11. Restructuring

2011 Restructuring Plan

During the third quarter 2011, the Company reduced the headcount of its Germantown, Maryland engineering organization due to the completion of several projects for scanning receivers. The restructuring plan consisted of the elimination of six positions. The Company incurred restructuring expense of $0.1 million, which consisted of severance and payroll related benefits.

2010 Restructuring Plan

During the nine months ended September 30, 2011, the Company paid $0.3 million for restructuring liabilities related to its 2010 functional reorganization. The majority of the payments for the engineering reorganization will occur in the fourth quarter 2011.

The following table summarizes the restructuring activity during the nine months ended September 30, 2011 and the status of the reserves at September 30, 2011:

	Accrual Balance at December 31, 2010	Restructuring Expense	Cash Payments	Accrual Balance at September 30, 2011

2010 Restructuring Plan
Functional reorganization	$324	$0	($323)	$1
2011 Restructuring Plan
Engineering reorganization	0	125	(17)	108

	$324	$125	($340)	$109

12. Commitments and Contingencies

Leases

The Company has operating leases for office facilities through 2016 and office equipment through 2014. The future minimum rental payments under these leases at September 30, 2011, are as follows:

Year	Amount
2011	$193
2012	735
2013	223
2014	97
2015	88
2016	45

Future minumum lease payments	$1,381

The Company does not have any capital leases.

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The Company’s allowance for sales returns was $0.2 million at September 30, 2011 and December 31, 2010, respectively.

The Company offers repair and replacement warranties of primarily two years for antenna products and one year for scanners and receivers. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.6 million and $0.3 million at September 30, 2011 and December 31, 2010, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in the warranty reserves during the three months ended September 30, 2011 and 2010, were as follows:

	Nine Months Ended September 30,
	2011	2010
Beginning balance	$257	$228
Provisions for warranty	493	60
Consumption of reserves	(190)	(55)

Ending balance	$560	$233

13. Income Taxes

The Company recorded an income tax benefit of $13 for the nine months ended September 30, 2011. The tax benefit for the nine months ended September 30, 2011 differs from the statutory rate of 34% by approximately 30% primarily because of the noncontrolling interest in PCTEL Secure, as well as a rate change for deferred taxes recorded as a discrete item in the first quarter of 2011.

The Company recorded an income tax benefit of $1.6 million for the nine months ended September 30, 2010. This tax benefit for the nine months ended September 30, 2010 differs from the statutory rate of 34% by approximately 2% because of permanent tax differences and state and foreign taxes.

The Company’s valuation allowance against its deferred tax assets was $0.7 million at September 30, 2011 and December 31, 2010. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. Management considers multiple factors in its evaluation of the need for a valuation allowance. The Company has incurred a cumulative taxable loss from continuing operations exclusive of reversing temporary differences over the three years ended December 31, 2010. However, this period includes the effect of a worldwide economic recession, which in the Company’s judgment is an unusual event. Since a majority of the Company’s deferred tax assets relate to tax over book basis in intangibles, the Company’s deferred tax assets have a ratable reversal pattern over the asset’s 15 year tax life. The carryforward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. And, the Company’s estimate of future income over the reversal period and subsequent carry forward period is sufficient to realize the deferred tax assets. Based on the evaluation of these factors taken as a whole, the Company believes that the positive evidence in the form of the ratable 15 year reversal pattern, 20 year NOL carryforward period, and its estimate of future income, outweigh the negative evidence of a cumulative taxable loss from continuing operations exclusive of reversing temporary differences over the last three years, which includes a worldwide recession. Therefore, the Company believes that the net deferred tax asset exclusive of the credits and state net operating losses is more likely than not to be realized.

The Company’s gross unrecognized tax benefit was $1.2 million both at September 30, 2011 and December 31, 2010.

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

The results of operations by segment are as follows for the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	PCTEL	PCTEL Secure	Consolidating	Total	PCTEL	PCTEL Secure	Consolidating	Total
REVENUES	$19,494	$0	$0	$19,494	$56,837	$0	$0	$56,837
COST OF REVENUES	10,140	—	—	10,140	30,258	—	—	30,258

GROSS PROFIT	9,354	—	—	9,354	26,579	—	—	26,579

OPERATING EXPENSES:
Research and development	2,618	417	—	3,035	7,976	1,015	—	8,991
Sales and marketing	2,620	23	—	2,643	7,732	121	—	7,853
General and administrative	2,513	7	—	2,520	8,194	42	—	8,236
Amortization of intangible assets	550	111	—	661	1,661	334	—	1,995
Amortization of intangible assets	125	—	—	125	125	—	—	125

Total operating expenses	8,426	558	—	8,984	25,688	1,512	—	27,200

OPERATING INCOME (LOSS)	928	(558)	—	370	891	(1,512)	—	(621)
Other income, net	64	—	—	64	266	—	—	266

INCOME (LOSS) BEFORE INCOME TAXES	992	(558)		434	1,157	(1,512)		(355)
Expense (benefit) for income taxes	—	—	216	216	—	—	(13)	(13)

NET INCOME (LOSS)	992	(558)	(216)	218	1,157	(1,512)	13	(342)
Less: Net loss attributable to noncontrolling interests	—	—	(274)	(274)	—	—	(740)	(740)

NET INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	$992	($558)	$58	$492	$1,157	($1,512)	$753	$398

The assets by segment are as follows as of September 30, 2011:

	Balance at September 30, 2011
	PCTEL	PCTEL Secure	Consolidating	Total
TOTAL ASSETS	$128,229	$3,663	—	$131,892

The Company’s revenues to customers outside of the United States, as a percent of total revenues for the three and nine months ended September 30, 2011 and 2010, respectively were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Region	2011	2010	2011	2010
Europe, Middle East, & Africa	16%	22%	19%	24%
Asia Pacific	10%	10%	10%	10%
Other Americas	9%	10%	8%	8%

Total Foreign sales	35%	42%	37%	42%

Revenue from the Company’s major customers representing 10% or more of total revenues for the three and nine months ended September 30, 2011 and 2010, respectively were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2011	2010	2011	2010
Ascom Network Testing, Inc.	10%	0%	5%	3%

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

The Company paid the first installment of $0.2 million in December 2010. The fair value of the $0.2 million payment due in December 2011 is included in accrued liabilities at September 30, 2011 and December 31, 2010.

16. Subsequent Events

Quarterly Dividend

On October 24, 2011 the Company announced the initiation of a quarterly dividend of $0.03 per share payable on November 15, 2011 to shareholders of record as of November 8, 2011. The dividend will paid from the Company’s existing cash balances.

Acquisition

On October 25, 2011, the Company purchased certain assets from Envision Wireless LLC (“Envision”), an engineering services business based in Melbourne, Florida. The Company paid $1.5 million to acquire customer relationships, accounts receivable and fixed assets. As of the date of this filing, the Company has not completed the purchase price allocation. Envision focuses on the radio frequency (“RF”) issues pertaining to in-building coverage and capacity and its target market is relevant to the Company’s antenna and scanning receiver businesses. Envision provides value-added analysis of collected data to public cellular carriers, network infrastructure providers, and real estate companies. Envision’s founders and key employees will be joining the Company. The Company anticipates generating $0.2 million per month in revenue from this new operation. The cash consideration was paid from the Company’s existing cash balances.

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

Results of Operations

Three and Nine Months Ended September 30, 2011 and 2010

(in thousands)

Revenues

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Revenue	$19,494	$17,314	$56,837	$50,694
Percent change from year ago period	12.6%	26.3%	12.1%	23.0%

Revenues increased 12.6% in the three months ended September 30, 2011 and increased 12.1% in the nine months ended September 30, 2011 compared to the same periods in 2010 as both scanning receiver and antenna product lines experienced increases in revenue. In the three months ended September 30, 2011 versus the comparable period in the prior year, approximately 16% of the increase was attributable to scanning receivers, offsetting an approximately 3% decrease attributable to antennas. In the nine months ended September 30, 2011 versus the comparable period in the prior year, approximately 7% of the increase was attributable to scanning receivers and 5% was attributable to antennas. Antenna revenues increased due to stronger volume in our targeted vertical markets and due to strong sales of our high rejection GPS antennas. Higher scanning receiver revenues were due to sales of our MX scanning receiver line.

Gross Profit

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Gross profit	$9,354	$7,013	$26,579	$22,346
Percentage of revenue	48.0%	40.5%	46.8%	44.1%
Percent of revenue change from year ago period	7.5%	(6.4%)	2.7%	(2.4%)

Gross margin of 48.0% for the three months ended September 30, 2011 was 7.5% higher than the comparable period in fiscal 2010 and gross margin of 46.8% for the nine months ended September 30, 2011 was 2.7% higher than the comparable period in fiscal 2010. Compared to the same periods last year, the gross margin percentage improved for both antenna products and scanning receiver products. A higher revenue mix of scanning receiver products also contributed to the higher gross margin percentage in 2011 compared to 2010. For the three months ended September 30, 2011 versus the comparable period in 2010, the increase in gross margin percentage consisted of net higher product mix of 4% and higher product margins of 3%. For the nine months ended September 30, 2011, the increase in gross margin percentage consisted of higher product mix of 2% and higher product margins of 1%.

Research and Development

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Research and development	$3,035	$2,955	8,991	$9,128
Percentage of revenues	15.6%	17.1%	15.8%	18.0%
Percent change from year ago period	2.7%	10.5%	(1.5%)	14.0%

Research and development expenses increased by $0.1 million during the three months ended September 30, 2011 compared to the same period in 2010. During the three months ended September 30, 2011, we incurred $0.3 million of expense related to PCTEL Secure, but research and development expenses other than for PCTEL Secure declined by $0.2 million primarily due to the completion of several projects in scanning receiver development. Research and development expenses decreased approximately $0.1 million for the nine months ended September 30, 2011 compared to the same period in 2010. During the nine months ended September 30, 2011, we incurred $1.0 million of expense related to PCTEL Secure, and research and development expenses other than for PCTEL Secure decreased by $1.1 million primarily due to the completion of several projects in scanner receiver development. The expense for PCTEL Secure includes $0.1 million and $0.2 million of share-based payments for key contributors during the three and nine month periods ended September 30, 2011 respectively.

Sales and Marketing

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Sales and marketing	$2,643	$2,548	$7,853	$7,332
Percentage of revenues	13.6%	14.7%	13.8%	14.5%
Percent change from year ago period	3.7%	38.1%	7.1%	25.5%

Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

Sales and marketing expenses increased approximately $0.1 million and $0.5 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in fiscal 2010. The increases for each period were due to our investment in antenna vertical markets, sales and marketing expenses for PCTEL Secure, and due to higher sales employee commissions related to the increased revenues.

General and Administrative

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
General and administrative	$2,520	$2,171	$8,236	$7,648
Percentage of revenues	12.9%	12.5%	14.5%	15.1%
Percent change from year ago period	16.1%	0.1%	7.7%	5.6%

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses increased approximately $0.3 million and $0.6 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in fiscal 2010. The expense increase is primarily due to expenses related to the implementation of our new Enterprise Resource Planning (“ERP”) system. The project for the ERP system is expected to be completed during the first quarter of 2012.

Amortization of Other Intangible Assets

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Amortization of other intangible assets	$661	$742	$1,995	$2,281
Percentage of revenues	3.4%	4.3%	3.5%	4.5%

Amortization decreased approximately $0.1 million and $0.3 million during the three and nine months ended September 30, 2011, respectively, compared to the same period in 2010. Amortization expense for the three and nine months ended September 30, 2011 declined $0.2 million and $0.6 million, respectively, because intangible assets acquired from Andrew Corporation were fully amortized in 2010 and due to the fact that certain intangible assets related to the Wider settlement and the acquisition of products from Ascom were impaired during the fourth quarter 2010. These decreases in amortization were partially offset by additional amortization of $0.1 million and $0.3 million during the three and nine months ended September 30, 2011, respectively, related to the intangible assets contributed by Eclipse for PCTEL Secure.

Restructuring Charges

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Restructuring charges	$125	$95	$125	$585
Percentage of revenues	0.6%	0.5%	0.2%	1.2%

During the third quarter 2011, we reduced the headcount in our Germantown, Maryland engineering organization due to the completion of several projects for scanning receivers. The restructuring plan consisted of the elimination of six positions. During the three and nine months ended September 30, 2011 the Company incurred restructuring expense of $0.1 million, which consisted of severance and payroll related benefits.

During the three months ended September 30, 2010, we incurred $0.1 million for restructuring expenses related to shutdown of our Parco manufacturing and distribution operations. During the nine months ended September 30, 2010, we incurred $0.6 million of restructuring expense consisting of $0.1 million for the shutdown of Sparco manufacturing and distribution operations and $0.5 related to our functional reorganization.

During the third quarter 2010, the company shut down its Sparco manufacturing and distribution operations in San Antonio, Texas and integrated these activities in its facility in Bloomingdale, Illinois. The restructuring plan consisted of the elimination of five positions. The Company restructuring expense consisted of severance, payroll benefits, and relocation costs. The company moved the Sparco sales employees to a new leased facility in the first quarter 2011.

During the quarter ended June 30, 2010, we reorganized from a business unit structure to a more streamlined functional organizational structure to implement our mission. Jeff Miller, who previously led our Antenna Products Group, was assigned to the position of Senior Vice President, Sales and Marketing. Tony Kobrinetz joined PCTEL in April 2010 as Vice President, Technology and Operations. A restructuring plan was established to reduce the overhead and operating costs associated with operating distinct groups. The restructuring plan consisted of the elimination of nine positions. The restructuring expense consisted of severance, payroll related benefits and placement services.

Other Income, Net

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Other income, net	$64	$77	$266	$323
Percentage of revenues	0.3%	0.4%	0.5%	0.6%

Other income, net consists of interest income, foreign exchange gains and losses, and investment income. In the three months ended September 30, 2011 we recorded net interest income of $40, investment income of $31, and foreign exchange losses of $24 and for the nine months ended September 30, 2011, we recorded net interest income of $200, investment income of $93, and foreign exchange losses of $27. In the three months ended September 30, 2010, we recorded net interest income of $84 and foreign exchange losses of $7 and in the nine months ended September 30, 2010, we recorded net interest income of $346 and foreign exchange losses of $23. For the three and nine months ended September 30, 2011, respectively, the investment income related to share-based payments for key contributors of PCTEL Secure. Since we are a noncontributing investor to the share-based payment arrangements, we recognized income equal to the amount that its interest in the subsidiary’s equity increased as a result of the disproportionate funding of the share-based compensation costs.

Benefit for Income Taxes

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Provision (benefit) for income taxes	$216	($492)	($13)	($1,553)
Effective tax rate	49.8%	34.6%	3.7%	36.1%

The effective tax rate for the nine months ended September 30, 2011 differed from the statutory rate of 34% by approximately 30%, respectively, primarily because of the noncontrolling interest of PCTEL Secure, as well as a rate change for deferred taxes recorded as a discrete item in the first quarter of 2011.

The effective tax rate for the nine months ended September 30, 2010 differed from the statutory rate of 34% by approximately 2%, respectively because of permanent differences and foreign and state taxes.

We maintain valuation allowances due to uncertainties regarding realizability. At September 30, 2011 and December 31, 2010, we had a $0.7 million valuation allowance on our deferred tax assets. The valuation allowance relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

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

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net loss attributable to noncontrolling interests	($274)	$—	($740)	$—

We have a 51% interest in PCTEL Secure. The net loss attributable to noncontrolling interests represents 49% of the net loss of PCTEL Secure.

Stock-based compensation expense

The condensed consolidated statements of operations include $0.7 million and $2.5 million of stock compensation expense for the three and nine months ended September 30, 2011, respectively. Stock compensation expense for the three months ended September 30, 2011 consists of $0.6 million for restricted stock awards and $0.1 million for performance share awards, stock option and stock purchase plan expenses. Stock compensation expense for the nine months ended September 30, 2011 consists of $2.1 million for restricted stock awards, $0.2 million for performance share awards, and $0.2 million for stock option and stock purchase plan expenses.

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

Stock compensation expenses declined for both the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily because the payments for the 2011 short-term incentive plan will be 100% in cash whereas the payments were paid 50% in cash and 50% in our stock for executives under our Short-Term Incentive Plan (“STIP”) in 2010.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$67	$81	$204	$337
Research and development	139	164	451	518
Sales and marketing	155	238	494	719
General and administrative	351	485	1,374	1,901

Total	$712	$968	$2,523	$3,475

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2011	2010
Net loss	($342)	($2,752)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	5,300	6,553
Changes in operating assets and liabilities	(1,185)	(1,601)

Net cash provided by operating activities	3,773	2,200
Net cash used in investing activities	(4,156)	(7,586)
Net cash used in financing activities	(1,990)	(3,120)

	September 30, 2011	December 31, 2010
Cash and cash equivalents at the end of period	$21,655	$23,998
Short-term investments at the end of period	41,570	37,146
Long-term investments at the end of period	5,388	9,802
Working capital at the end of period	$82,011	$78,860

Liquidity and Capital Resources Overview

At September 30, 2011, our cash and investments were approximately $68.6 million and we had working capital of $82.0 million. The decrease in cash and investments of $2.3 million at September 30, 2011 compared to December 31, 2010 is due to capital expenditures and repurchases of our common stock. We used $4.1 million of cash for capital expenditures and $2.6 million of cash for repurchase of common stock, offsetting $3.8 million provided from operations and $0.6 million from issuance of common stock.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. Within investing activities, capital spending historically ranges between 3% and 5% of our revenues and the primary use of capital is for manufacturing and development engineering requirements. Our capital expenditures during the nine months ended September 30, 2011 were approximately 7% of revenues because we spent $2.7 million of capital related to the implementation of a new ERP system. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balance from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

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

Operating Activities:

Operating activities provided $3.8 million of cash during the nine months ended September 30, 2011 as we generated $5.0 million in cash from our income statement activities, offsetting $1.2 million of cash used from the balance sheet. We used $1.2 million for payroll taxes related to stock-based compensation. The tax payments related to our stock issued for restricted stock awards, stock bonuses under the 2010 STIP, and performance shares. The tax payments were lower during the same period last year because there were no stock bonuses or performance shares issued in the nine months ended September 30, 2010. Within the balance sheet, inventories increased by $2.9 million due to the purchase of buffer inventory necessary during the implementation of sourcing initiatives and also because more production is being sourced in-house rather than from contract manufacturers. A reduction of prepayments and other receivables provided $1.7 million in cash during the nine months ended September 30, 2011 primarily because we received a federal income tax refund of $1.6 million. The $0.8 million in cash provided by the increase in accounts payable is primarily related to the inventory increase. The $0.6 million decrease in accruals consisted of payments for cash bonuses, sales commissions, and inventory purchases. We used $0.9 million of cash for bonuses under the 2010 STIP during the nine months ended September 30, 2011. Cash bonuses were only $17 for the same period in 2010. The operations of PCTEL Secure used $0.9 million of cash during the nine months ended September 30, 2011.

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

Investing Activities:

Our investing activities used $4.2 million of cash during the nine months ended September 30, 2011. For the nine months ended September 30, 2011, our capital expenditures were $4.1 million, including $2.7 million for our ERP project. We expect to spend approximately $3.7 million on the ERP project in 2011, consisting of $3.0 million in capital expenditures and $0.7 million in operating expenses. There was no net change in cash from redemptions and maturities of our investments in short-term bonds during the nine months ended September 30, 2011. We rotated $41.2 million of cash from redemption and maturities into new short-term and long-term bonds during the nine months ended September 30, 2011.

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

Financing Activities:

Our financing activities used $2.0 million of cash during the nine months ended September 30, 2011. We used $2.6 million to repurchase our common stock under share repurchase programs and we received $0.6 million from shares purchased through the Employee Stock Purchase Plan (“ESPP”). In the quarter ending December 31, 2011, we will use $0.5 milliion for a quarterly dividend. The divedend will be payable on November 15, 2011 to shareholders of record as of November 8, 2011.

Our financing activities used $3.1 million of cash during the nine months ended September 30, 2010. We used $3.6 million to repurchase our common stock under share repurchase programs and we received approximately $0.5 million from shares purchased through the ESPP.

Contractual Obligations and Commercial Commitments

As of September 30, 2011, we had operating lease obligations of approximately $1.4 million through 2016. Operating lease obligations consist of $1.3 million for facility lease obligations and $0.1 million for equipment leases. Our lease obligations were $1.9 million at December 31, 2010.

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

We had purchase obligations of $4.7 million and $5.3 million at September 30, 2011 and December 31, 2010, respectively. These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet. We had a liability of $1.2 million related to income tax uncertainties at September 30, 2011 and December 31, 2010, respectively. We do not know when this liability will be satisfied.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2010 Annual Report on Form 10-K (Item 7A). As of September 30, 2011, there have been no material changes in this information.

Item 4: Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures related to the preparation and review of share based payment expense of the PCTEL Secure joint venture were not effective to ensure that amounts related to share based payment arrangements were accurate. This material weakness is a continuation of the material weakness in disclosure controls and procedures related to accounting for share-based payments from reported on Form 10-Q/A for both the period ended March 31, 2011 and June 30, 2011 that resulted in accounting errors during those periods that and required a restatement of our consolidated financial statements.

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

•	We have arranged to utilize a different SAS 50 Advisor going forward for our complex accounting guidance research support.

•	We have enhanced the internal review procedures over our complex transactions and have enhanced the internal control procedures over share based payments of the PCTEL Secure joint venture.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs
July 1, 2011 - July 31, 2011	—	—	1,285,989	$2,299,808
August 1, 2011 - August 31, 2011	332,000	$6.34	1,617,989	$195,411
September 1, 2011 - September 30, 2011	30,538	$6.40	1,648,527	$3

Item 3: Defaults Upon Senior Securities

None.

Item 4: Removed and Reserved

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.	Description	Reference

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Setion 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	The following materials from PCTEL, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
a Delaware corporation

/s/ Martin H. Singer
Martin H. Singer
Chief Executive Officer

Date: November 9, 2011