Form 10-K
period 2011-12-31
PC TEL INC
filed 2012-03-15
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                     to

Commission File Number 000-27115

PCTEL, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0364943
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

471 Brighton Drive,	60108
Bloomingdale IL	(Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on the Company’s website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was acquired to submit and post such files) ).    Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No  ☑

As of June 30, 2011, the last business day of Registrant’s most recently completed second fiscal quarter, there were 18,510,419 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the NASDAQ Global Market on June 30, 2011) was approximately $119,947,515. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,487,304 as of March 14, 2012

Documents Incorporated by Reference

Certain sections of Registrant’s definitive Proxy Statement relating to its 2012 Annual Stockholders’ Meeting to be held on June 11, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K. The Company intends to file its Proxy Statement within 120 days of its fiscal year end.

PCTEL, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2011

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

Antenna Products

PCTEL’s MAXRAD®, Bluewave™ and Wi-Sys™ antenna solutions address public safety, military, and government applications; supervisory control and data acquisition (“SCADA”), health care, energy, smart grid and agricultural applications; indoor wireless, wireless backhaul, and cellular applications. Revenue growth for antenna products is driven by emerging wireless applications in these markets. Our portfolio includes a broad range of WiMAX antennas, land mobile radio (“LMR”) antennas, and precision GPS antennas that serve innovative applications in telemetry, radio frequency identification (“RFID”), WiFi, fleet management, and mesh networks. Our antenna products are primarily sold through distributors and original equipment manufacturer (“OEM”) providers.

We established our current antenna product portfolio with a series of acquisitions. In 2004 we acquired MAXRAD as well as certain product lines from Andrew Corporation (“Andrew”), which established its core product offerings in WiFi, LMR and GPS. Over the next several years we added additional capabilities within those product lines and additional served markets with the acquisition of certain assets from Bluewave Antenna Systems, Ltd (“Bluewave”) in 2008, and the acquisitions of Wi-Sys Communications, Inc (“Wi-Sys”) in 2009, and Sparco Technologies, Inc. (“Sparco”) in 2010. Our WiMAX antenna products were developed and brought to market through our ongoing operations.

There are many competitors for antenna products, as the market is highly fragmented. Competitors include such names as Laird (Cushcraft, Centurion, and Antennex brands), Mobile Mark, Radiall/Larsen, Comtelco, Wilson, Commscope (Andrew products), Kathrein, and others. We seek out product applications that command a premium for product performance and customer service, and avoid commodity markets.

PCTEL maintains expertise in several technology areas in order to be competitive in the antenna market. These include radio frequency engineering, mobile antenna design and manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Scanning Receivers and Optimization Services

PCTEL is a leading supplier of high-speed, multi-standard, demodulating receivers and test and measurement solutions to the wireless industry worldwide. Our SeeGull® scanning receivers, receiver-based products and CLARIFY® interference management solutions are used to measure, monitor and optimize cellular networks. Revenue growth for scanning receiver and interference management products is driven by the deployment of new wireless technology and the need for wireless networks to be tuned and reconfigured on a regular basis. PCTEL develops and supports scanning receivers for LTE, EVDO, CDMA, WCDMA, GSM, TD-SCDMA, and WiMAX networks. Our scanning receiver products are sold primarily through test and measurement value added resellers and to a lesser extent directly to network operators.

We established our scanning receiver product portfolio in 2003 with the acquisition of certain assets of Dynamic Telecommunications, Inc. (“DTI”). In 2009, we acquired the scanning receiver business from Ascom Network Testing, Inc. (“Ascom”) as well as the exclusive distribution rights and patented technology for Wider Network LLC (“Wider”) network interference products.

On October 25, 2011, we purchased certain assets from Envision Wireless Inc. (“Envision”), an engineering services business based in Melbourne, Florida. We paid $1.5 million to acquire this network engineering service (“NES”) business including customer relationships, accounts receivable and fixed assets. The NES business focuses on the radio frequency (“RF”) issues pertaining to in-building coverage and capacity and its target market is relevant to our antenna and scanning receiver businesses. NES provides value-added analysis of collected data to public cellular carriers, network infrastructure providers, and real estate companies.

Competitors for these products are OEMs such as JDS Uniphase, Rohde and Schwarz, Anritsu, and Berkley Varitronics.

The Company also has an intellectual property portfolio related to antennas, the mounting of antennas, and scanning receivers. These patents are being held for defensive purposes and are not part of an active licensing program.

Secure Applications

On January 5, 2011, we formed PCTEL Secure LLC (“PCTEL Secure”), a joint venture limited liability company with Eclipse Design Technologies, Inc. PCTEL Secure designs Android-based, secure communication products. PCTEL contributed $2.5 million in cash in return for 51% ownership of the joint venture and Eclipse contributed $2.4 million of intangible assets in return for 49% ownership of the joint venture.

Segment reporting

The Company operates in two segments for reporting purposes. Beginning with the formation of PCTEL Secure in January 2011, we report the financial results of PCTEL Secure as a separate operating segment. Because PCTEL Secure is a joint venture, we make decisions regarding allocation of resources separate from the rest of the Company. Our CODM uses the profit and loss results and the assets in deciding how to allocate resources and assess performance between the segments.

Major Customers

One customer has accounted for revenue greater than 10% during the years ended December 31, 2010 and 2009 as follows:

	Years Ended December 31,
Customer	2011	2010	2009
Ascom AG	7%	10%	10%

Ascom, from which we acquired scanning receiver assets in December 2009, continues to purchase scanning receiver products from us.

International Activities

The following table shows the percentage of revenues from domestic and foreign sales of our continuing operations during the last three fiscal years:

	Years Ended December 31,
Region	2011	2010	2009
Europe, Middle East, & Africa	20%	24%	25%
Asia Pacific	11%	11%	14%
Other Americas	8%	9%	7%

Total Foreign sales	39%	44%	46%

Total Domestic sales	61%	56%	54%

	100%	100%	100%

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

Research and development expenses include costs for hardware and related software development, prototyping, certification and pre-production costs. We spent approximately $11.9 million, $11.8 million, and $10.7 million in the fiscal years 2011, 2010, and 2009, respectively, in research and development.

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

Our marketing strategy is focused on building market awareness and acceptance of our new products. The marketing organization also provides a wide range of programs, materials and events to support the sales organization. We spent approximately $10.5 million, $10.1 million, and $7.7 million in fiscal years 2011, 2010, and 2009, respectively, for sales and marketing support.

As of December 31, 2011, we had 50 individuals as employees or consultants in sales and marketing in North America, Europe, Asia, and in Latin America. We had 48 and 37 individuals as employees or consultants in sales and marketing at December 31, 2010 and 2009, respectively.

Manufacturing

We do final assembly of most of our antenna products and all of our OEM receiver and interference management product lines. We also have arrangements with several contract manufacturers but are not dependent on any one. If any of our contract manufacturers are unable to provide satisfactory services for us, other contract manufacturers are available, although engaging a new contract manufacturer could cause unwanted delays and additional costs. We have no guaranteed supply contracts or long-term agreements with any of our suppliers.

Employees

As of December 31, 2011, we had 386 full-time equivalent employees, consisting of 248 in operations, 50 in sales and marketing, 56 in research and development, and 32 in general and administrative functions. Total full-time equivalent employees in continuing operations were 345 and 326 and at December 31, 2010 and 2009, respectively. Headcount increased by 41 at December 31, 2011 from December 31, 2010 primarily because of increases in employees in operations. None of our employees are represented by a labor union. We consider employee relations to be good.

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

Challenging economic conditions worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the wireless industry at large, resulting in:

•	reduced demand for our products as a result of continued constraints on corporate and government spending by our customers,

•	increased price competition for our products,

•	risk of excess and obsolete inventory,

•	risk of supply constraints,

•	risk of excess facilities and manufacturing capacity, and

•	higher costs as a percentage of revenue and higher interest expense.

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

Depending on the mix of our product sold, our gross profit could vary significantly from quarter to quarter. In addition, due in part to the competitive pricing pressures that affect our products and in part to increasing component and manufacturing costs, we expect gross profit from both existing and future products to decrease over time. A variance or decrease of our gross profit could have a negative impact on our financial results and cause our net income to decline.

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

Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of December 31, 2011, we employed a total of 56 people in our research and development department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

Failure to manage our technological and product growth could strain our operations management, financial and administrative resources.

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

We currently have operations in United Kingdom, Israel, Hong Kong, and China. Fluctuations in the value of the U.S. dollar relative to other currencies may impact our revenues, cost of revenues and operating margins and may result in foreign currency translation gains and losses.

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

Changes in laws or regulations, in particular future Federal Communications Commission (“FCC”) Regulations or international regulations affecting the broadband market, internet service providers, or the communications industry, could negatively affect our ability to develop new technologies or sell new products and, therefore, reduce our profitability.

The jurisdiction of the FCC extends to the entire communications industry, including our customers and their products and services that incorporate our products. Future FCC regulations affecting the broadband access services industry, our customers or our products may harm our business. For example, future FCC regulatory policies that affect the availability of data and Internet services may impede our customers’ penetration into their markets or affect the prices that they are able to charge. In addition, FCC regulatory policies that affect the specifications of wireless data devices may impede certain of our customers’ ability to manufacture their products profitably, which could, in turn, reduce demand for our products. Furthermore, international regulatory bodies are beginning to adopt standards for the communications industry. Although our business has not been hurt by any regulations to date, in the future, delays caused by our compliance with regulatory requirements may result in order cancellations or postponements of product purchases by our customers, which would reduce our profitability.

Risks Related to our Common Stock

The trading price of our stock price may be volatile based on a number of factors, many of which are not in our control.

The trading price of our common stock has been highly volatile. The common stock price fluctuated from a low of $5.68 to a high of $8.00 during 2011. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

•	adverse change in domestic or global economic conditions, including the current economic crisis,

•	new products or services offered by us or our competitors,

•	actual or anticipated variations in quarterly operating results,

•	changes in financial estimates by securities analysts,

•	announcements of technological innovations,

•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

•	conditions or trends in our industry,

•	additions or departures of key personnel,

•	mergers and acquisitions, and

•	sales of common stock by our stockholders or us or repurchases by us.

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

If we are unable to successfully maintain processes and procedures required by the Sarbanes-Oxley Act of 2002 to achieve and maintain effective internal control over our financial reporting, our ability to provide reliable and timely financial reports could be harmed and our stock price could be adversely affected.

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

Item 1B:	Unresolved Staff Comments

None

Item 2:	Properties

The following table lists our main facilities:

Location	Square feet	Owned/Leased	Lease Term		Purpose
			Beginning	Ending
Bloomingdale, Illinois	75,517	Owned	N/A	N/A	antennas products & corporate offices
Germantown, Maryland	20,704	Leased	2006	2013	scanning receiver products
Tianjin, China	14,747	Leased	2009	2012	antenna assembly
Beijing, China	5,393	Leased	2010	2013	research and development
San Antonio, Texas	4,159	Leased	2011	2016	sales office
Melbourne, Florida	1,624	Leased	2011	2012	engineering services

Facility changes

With the acquisition of assets from Envision in October 2011, we entered into a lease for a 1,624 square foot facility used for engineering services in Melbourne, Florida. The term of the lease is through September 2012.

In February 2011, we entered into a lease for a small sales office in Hong Kong. The Hong Kong lease is an annual lease.

With the acquisition of Sparco in January 2010, we assumed a lease for a 6,300 square foot facility used for operations and sales activities in San Antonio, Texas. We integrated the Sparco manufacturing and distribution operations in our Bloomingdale, Illinois facility in the third quarter 2010. When the Sparco lease terminated in January 2011, we moved the Sparco sales offices to a new location in San Antonio, Texas. The new sales office lease for approximately 4,200 square feet terminates in June 2016.

All properties are in good condition and are suitable for the purposes for which they are used. We believe that we have adequate space for our current needs.

Item 3:	Legal Proceedings

None.

Item 4:	Mine Safety Disclosures

Not applicable.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

PCTEL’s common stock has been traded on the NASDAQ Global Market under the symbol PCTI since our initial public offering on October 19, 1999. The following table shows the high and low sale prices of our common stock as reported by the NASDAQ Global Market for the periods indicated.

	High	Low
Fiscal 2011:
Fourth Quarter	$7.30	$6.00
Third Quarter	$6.59	$5.81
Second Quarter	$8.00	$5.68
First Quarter	$7.83	$6.05
Fiscal 2010:
Fourth Quarter	$6.49	$5.72
Third Quarter	$6.69	$4.88
Second Quarter	$7.07	$5.04
First Quarter	$6.59	$5.72

The closing sale price of our common stock as reported on the NASDAQ Global Market on March 1, 2012 was $7.32 per share. As of that date there were 43 holders of record of the common stock. A substantially greater number of holders of the common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Five-Year Cumulative Total Return Comparison

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, this Company performance graph shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference in any such filings.

The graph below compares the annual percentage change in the cumulative return to our stockholders with the cumulative return of the NASDAQ Composite Index and the S&P Information Technology Index for the period beginning December 31, 2006 and ending December 31, 2011. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Dividends

In October 2011, our Board of Directors approved the initiation of a quarterly cash dividend to shareholders. We paid a cash dividend of $0.03 per share on November 15, 2011 and we intend to continue to pay a quarterly dividend of $0.03 per share in 2012 and beyond.

Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We repurchased shares of our common stock under share repurchase programs authorized by our Board of Directors. All share repurchase programs are announced publicly. On November 21, 2008, the Board of Directors authorized the repurchase of shares up to a value of $5.0 million. In August 2010, we reached the authorized value limit under the November 2008 plan. On August 4, 2010, our Board of Directors authorized the repurchase of shares up to an additional value of $5.0 million. As of December 31, 2010, we had $2.6 million remaining to be purchased under the August 2010 program. During the second and third quarters for 2011 we repurchased 405,628 shares with a total value of $2.6 million to complete that repurchase program. As of December 31, 2011, no additional shares may be repurchased under share repurchase programs.

Item 6:	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2011, 2010, and 2009 and the balance sheet data as of December 31, 2011 and 2010 are derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008, and 2007 are derived from audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$76,844	$69,254	$56,002	$76,927	$69,888
Cost of revenues	40,982	38,142	29,883	40,390	37,827

Gross profit	35,862	31,112	26,119	36,537	32,061

Operating expenses:
Research and development	11,912	11,777	10,723	9,976	9,605
Sales and marketing	10,492	10,095	7,725	10,515	10,723
General and administrative	10,799	10,224	9,674	10,736	12,652
Amortization of intangible assets	2,795	2,934	2,225	2,062	1,987
Restructuring charges	117	931	493	353	2,038
Impairment of goodwill and other intangible assets	—	1,084	1,485	16,735	—
Loss on sale of product lines and related note receivable	—	—	379	882	—
Royalties	—	—	(400)	(800)	(1,000)

Total operating expenses	36,115	37,045	32,304	50,459	36,005

Operating loss from continuing operations	(253)	(5,933)	(6,185)	(13,922)	(3,944)
Other income, net	358	602	919	85	2,831

Income (loss) before income taxes	105	(5,331)	(5,266)	(13,837)	(1,113)
Expense (benefit) for income taxes	216	(1,875)	(783)	(14,996)	(7,226)

Net income (loss) from continuing operations	(111)	(3,456)	(4,483)	1,159	6,113
Less: Net loss attributable to noncontrolling interests	(1,158)	—	—	—	—

Net income (loss) attributable to PCTEL, Inc.	1,047	(3,456)	(4,483)	1,159	6,113
Less: adjustments to redemption value of noncontrolling interests	(863)	—	—	—	—

Net income (loss) available to common shareholders from continuing operations	$184	$(3,456)	$(4,483)	$1,159	$6,113
Discontinued operations, net of income taxes	—	—	—	37,138	(82)

Net income (loss) available to common shareholders	$184	$(3,456)	$(4,483)	$38,297	$6,031

Basic earnings (loss) per share available to common shareholders:
Net income (loss) from continuing operations	$0.01	$(0.20)	$(0.26)	$0.06	$0.29
Net income (loss) from discontinued operations	—	—	—	$1.94	—
Net income (loss)	$0.01	$(0.20)	$(0.26)	$2.00	$0.29
Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.01	$(0.20)	$(0.26)	$0.06	$0.29
Net income (loss) from discontinued operations	—	—	—	$1.93	—
Net income (loss)	$0.01	$(0.20)	$(0.26)	$1.99	$0.28
Dividends per common share	$0.03	—	—	$0.50	—
Shares used in computing basic earnings (loss) per share	17,186	17,408	17,542	19,158	20,897
Shares used in computing diluted earnings (loss) per share	17,739	17,408	17,542	19,249	21,424
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$61,628	$61,144	$63,439	$62,601	$65,575
Working capital	80,311	78,860	78,889	82,046	85,449
Total assets	133,464	130,565	129,218	135,506	135,879
Total stockholders’ equity	116,315	116,655	121,068	125,318	124,567

*	EPS numbers not additive due to rounding

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

Our 2011 revenues increased by $7.6 million, or 11.0%, to $76.8 million as compared to 2010, primarily due to overall improvements in the global economy and the resulting increase in spending by our customers. We recorded an operating loss of $0.3 million in 2011, $5.7 million lower than the operating loss recorded in 2010. The improvement in our operating result was due an increase in our gross profit of $4.8 million and decreased operating expenses of $0.9 million. We recorded net income of $0.1 million in 2011 compared to a net loss of $3.5 million for 2010. Our income before taxes was approximately $0.1 million in 2011 compared to a net loss before income taxes of $5.3 million in 2010, but because of a higher tax expense of $0.2 million in 2011, we incurred a net loss in 2011.

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

We have an intellectual property portfolio related to antennas, the mounting of antennas, and scanning receivers. These patents are being held primarily for defensive purposes and are not part of an active licensing program.

We operate in two segments for reporting purposes. Beginning with the formation of PCTEL Secure in January 2011, we report the financial results of PCTEL Secure as a separate operating segment. Because PCTEL Secure is a joint venture, we make decisions regarding allocation of resources separate from the rest of the Company. Our CODM uses the profit and loss results and the assets in deciding how to allocate resources and assess performance between the segments. We did not report segment information for PCTEL Secure in this section because PCTEL Secure was in the development stage during 2011.

Results of Operations

Years ended December 31, 2011, 2010, and 2009 (All amounts in tables, other than percentages, are in thousands)

REVENUES

	2011	2010	2009
Revenues	$76,844	$69,254	$56,002
Percent change from prior year	11.0%	23.7%	(27.2)%

Revenues were approximately $76.8 million for the year ended December 31, 2011, an increase of 11.0% from the prior year. In the year ended December 31, 2011 versus the prior year, approximately 6% of the increase in revenues is attributable to antenna products and approximately 5% of the increase in revenues is attributable to scanning products. The increase in antenna product revenues in 2011 compared to 2010 reflects continued success in penetrating our targeted vertical markets and higher GPS antenna sales. The increase in revenues of our scanning products in 2011 was primarily due the launch of our new MX scanning receiver and the LTE rollout in the U.S.

Revenues were approximately $69.3 million for the year ended December 31, 2010, an increase of 23.7% from the prior year. In the year ended December 31, 2010 versus the prior year, approximately 20% of the increase in revenues is attributable to antenna products and approximately 4% of the increase in revenues is attributable to scanning products. Revenue from our acquisitions as well as organic growth contributed to the increases in revenues. The improvement in antenna revenues in 2010 compared to 2009 reflected significantly stronger volume in our targeted vertical markets. Antenna sales improved to both our large distributors and to OEM resellers of our antennas. The increase in revenues of our scanning products in 2010 was primarily due to a general recovery in wireless test and measurement spending levels. We saw sales increases through our value added resellers, such as Ascom, Anite plc, and SwissQual AG.

GROSS PROFIT

	2011	2010	2009
Gross profit	$35,862	$31,112	$26,119
Percentage of revenues	46.7%	44.9%	46.6%
Percent change from prior year	1.8%	(1.7)%	(0.9)%

Gross profit as a percentage of total revenue was 46.7% in 2011 compared to 44.9% in 2010 and 46.6% in 2009. The margin percentage increase is related to favorable product mix and increased revenues during 2011 for both antenna products and scanning products. Scanning product revenue, with higher gross margins relative to antenna products, increased faster than antenna revenue. Higher product margin for both antenna and scanning products contributed 0.9% of the margin percentage increase and product mix contributed 0.8% of the margin percentage increase for the year ended December 31, 2011 compared to the year ended December 31, 2010.

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

RESEARCH AND DEVELOPMENT

	2011	2010	2009
Research and development	$11,912	$11,777	$10,723
Percentage of revenues	15.5%	17.0%	19.1%
Percent change from prior year	1.1%	9.8%	7.5%

Research and development expenses increased $0.1 million from 2010 to 2011. Expenses increased even though our headcount declined from December 31, 2010 to December 31, 2011 primarily because the headcount reductions occurred at the end of the third quarter 2011. In 2011, we incurred $1.6 million of expense related to PCTEL Secure, and research and development expenses other than for PCTEL Secure decreased by $1.5 million primarily due to the completion of several projects in scanner receiver development. The expense for PCTEL Secure includes $0.3 million of share-based payments for key contributors during the year ended December 31, 2011.

Research and development expenses increased $1.1 million from 2009 to 2010. In 2010, expenses increased $0.5 million related to the acquisition of the Ascom scanning receiver business and $0.6 million for product development, primarily for the launch of our MX scanning receiver platform.

We had 56, 65, and 75 full-time equivalent employees in research and development at December 31, 2011, 2010, and 2009, respectively.

SALES AND MARKETING

	2011	2010	2009
Sales and marketing	$10,492	$10,095	$7,725
Percentage of revenues	13.7%	14.6%	13.8%
Percent change from prior year	3.9%	30.7%	(26.5)%

Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

Sales and marketing expenses increased $0.4 million from 2010 to 2011. The expense increase is due to our investment in antenna vertical markets, sales and marketing expenses for PCTEL Secure, and due to higher commissions and variable compensation related to the increased revenues.

Sales and marketing expenses increased $2.4 million from 2009 to 2010. Sales and marketing expenses increased due to $0.7 million related to acquisition of Sparco, $0.6 million for increases in commissions and variable compensation related to higher revenues, and $1.1 million related to vertical markets and other sales investments.

We had 50, 48, and 37 full-time equivalent employees in sales and marketing at December 31, 2011, 2010, and 2009, respectively.

GENERAL AND ADMINISTRATIVE

	2011	2010	2009
General and administrative	$10,799	$10,224	$9,674
Percentage of revenues	14.1%	14.8%	17.3%
Percent change from prior year	5.6%	5.7%	(9.9)%

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses increased $0.6 million from 2010 to 2011. The expense increase is primarily due to certain expenses related to the implementation of our new Enterprise Resource Planning (“ERP”) system. The project for the ERP system is expected to be completed during 2012.

General and administrative expenses increased $0.6 million from 2009 to 2010. This expense increase includes $0.7 million for higher stock-based compensation expense for employees in general and administrative functions and $0.4 million expense for the 2010 short-term incentive plan, offsetting reductions of $0.2 for legal expenses and $0.3 million for corporate and other administrative costs.

We had 32, 31, and 34 full-time equivalent employees in general and administrative functions at December 31, 2011, 2010, and 2009, respectively.

AMORTIZATION OF OTHER INTANGIBLE ASSETS

	2011	2010	2009
Amortization of intangible assets	$2,795	$2,934	$2,225
Percentage of revenues	3.6%	4.2%	4.0%

The amortization of other intangible assets relates to our acquisitions from 2004 through 2011. Amortization expense decreased approximately $0.1 million in 2011 compared to 2010 because intangible assets acquired from Andrew were fully amortized in 2010 and due to the fact that certain intangible assets related to the Wider settlement and the acquisition of products from Ascom were impaired during the fourth quarter 2010. These decreases in amortization were partially offset by additional amortization of $0.6 million related to the intangible assets contributed by Eclipse for PCTEL Secure and the intangible assets acquired from Envision.

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

RESTRUCTURING CHARGES

	2011	2010	2009
Restructuring charges	$117	$931	$493
Percentage of revenues	0.2%	1.3%	0.9%

The 2011 restructuring expense relates to reduction in headcount in our Germantown engineering organization. During 2011, we eliminated six positions due to the completion of several projects for scanning receivers. The restructuring expense of $0.1 million consisted of severance and payroll related benefits.

The 2010 restructuring expense consists of $0.8 million related to our functional reorganization and $0.1 million for the shutdown and relocation of our Sparco operations. During the second quarter 2010, we reorganized from a business unit structure to a more streamlined functional organizational structure to implement our mission. Mr. Jeffrey Miller, who previously led our Antenna Products Group, was assigned to the position of Senior Vice President, Sales and Marketing. Mr. Anthony Kobrinetz joined us in April 2010 as Vice President, Technology and Operations. A restructuring plan was established to reduce the overhead and operating costs associated with operating distinct groups. The restructuring plan consisted of the elimination of twelve positions. The restructuring expense of $0.8 million includes severance, payroll related benefits and placement services. During the third quarter 2010, we shut down our Sparco operations other than our sales office in San Antonio, Texas and integrated these manufacturing and distribution activities in our Bloomingdale, Illinois facility. The restructuring plan consisted of the elimination of five positions. We incurred restructuring expense of $0.1 million for severance, payroll benefits, and other relocation costs during 2010.

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

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

	2011	2010	2009
Impairment of goodwill and intangible assets	$—	$1,084	$1,485
Percentage of revenues	—	1.6%	2.7%

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

See the discussion of this goodwill impairment within the critical accounting estimates section of Item 7.

LOSS ON SALE OF PRODUCT LINES AND RELATED NOTE RECEIVABLE

	2011	2010	2009
Loss on sale of product lines and related note receivable	$—	$—	$379
Percentage of revenues	—	—	0.7%

In 2009, we reserved for a $0.4 million outstanding receivable balance from Sigma Wireless Technology Ltd. (“SWTS”) due to uncertainty of collection. The reserve was recorded as a loss on sale of product line and related note receivable in the consolidated statements of operations. The related note was formally written-off and cancelled on March 4, 2010. The receivable related to a transaction in the fourth quarter of 2008 when we sold certain antenna products and related assets to SWTS. SWTS purchased the intellectual property, dedicated inventory, and certain fixed assets related to four of our antenna product families for $0.7 million, payable in installments at close and over a period of 18 months. The four product families represent the last remaining products acquired by us through our acquisition of Sigma Wireless Technologies Limited (“Sigma”) in July 2005. SWTS and Sigma are unrelated.

ROYALTIES

	2011	2010	2009
Royalties	$—	$—	$400
Percentage of revenues	—	—	0.7%

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

OTHER INCOME, NET

	2011	2010	2009
Other income, net	$358	$602	$919
Percentage of revenues	0.5%	0.9%	1.6%

Other income, net, consists of interest income, investment gains and losses, foreign exchange gains and losses, interest expense, and miscellaneous income.

For the year ended December 31, 2011, other income, net consisted of approximately $0.2 million of interest income, approximately $0.2 million of miscellaneous income, and foreign exchange losses of $33. The miscellaneous income is primarily related to share-based payments for key contributors of PCTEL Secure. Since we are a noncontributing investor to the share-based payment arrangements, we recognized income equal to the amount that its interest in the subsidiary’s equity increased as a result of the disproportionate funding of the share-based compensation costs.

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

For the year ended December 31, 2009, other income, net consisted of approximately $0.6 million of interest income, approximately $0.3 million on realized investment gains, and foreign exchange losses of $57. The realized gains were from liquidations of our positions in the Columbia Strategic Cash Portfolio fund with Bank of America (“CSCP”). We recorded investment gains from the CSCP of $0.3 million in the year ended December 31, 2009 and investment losses from the CSCP of $2.4 million in the year ended December 31, 2008. The CSCP fund was closed to new subscriptions or redemptions in December 2007, resulting in our inability to immediately redeem our investments for cash. The fund was fully liquidated in December 2009.

EXPENSE (BENEFIT) FOR INCOME TAXES

	2011	2010	2009
Expense (benefit) for income taxes	$216	$(1,875)	$(783)
Effective tax rate	205.7%	35.2%	14.9%

The effective tax rate differed from the statutory Federal rate of 34% by approximately 171% during 2011 primarily because of the noncontrolling interest of PCTEL Secure. In addition, we recorded income tax benefits related to state rate changes on our deferred tax assets and the release of our valuation allowance on our deferred tax assets subject to Chinese income taxes.

The effective tax rate was approximately equal to the statutory Federal rate of 35% during 2010. The effective tax rate differed from the statutory Federal rate of 35% by approximately 20% during 2009 primarily due to foreign taxes, a rate change to our deferred tax assets, and the non-tax deductibility for the Wi-Sys goodwill impairment. These items accounted for 6%, 6%, and 8% of this rate difference, respectively. Our statutory rate was 35% in 2009 and 2010 because we paid U.S. taxes in 2008 at the 35% rate, and we carried back our 2010 and 2009 tax losses against the 2008 taxes paid.

At December 31, 2011, we had net deferred tax assets of $10.3 million and a valuation allowance of $0.6 million against the deferred tax assets. We maintain a valuation allowance due to uncertainties regarding realizability. The valuation allowance at December 31, 2011 relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income, and the carryback available to offset against prior year gains. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	2011	2010	2009
Net loss attributable to noncontrolling interests	$(1,158)	$—	$—

We have a 51% interest in PCTEL Secure. The net loss attributable to noncontrolling interests represents 49% of the net loss of PCTEL Secure.

Liquidity and Capital Resources

	Years Ended December 31,
	2011	2010	2009
Net loss from continuing operations	$(111)	$(3,456)	$(4,483)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	7,687	9,718	8,530
Changes in operating assets and liabilities	(705)	(2,910)	3,843

Net cash provided by operating activities	6,871	3,352	7,890
Net cash used in investing activities	(8,958)	(10,465)	(15,060)
Net cash used in financing activities	(2,518)	(4,463)	(2,082)
Cash and cash equivalents at the end of the year	$19,418	$23,998	$35,543
Short-term investments at the end of the year	42,210	37,146	27,896
Long-term investments at the end of the year	7,177	9,802	12,135
Working capital at the end of the year	$80,311	$78,860	$78,889

Liquidity and Capital Resources Overview

At December 31, 2011, our cash, cash equivalents, and investments were approximately $68.8 million, of which $7.2 million are classified as long term assets as they have maturities from 13 to 24 months, and we had working capital of approximately $80.3 million. Our primary source of liquidity is cash provided by operations, with short term swings in liquidity supported by a significant balance of cash and short-term investments. The balance has fluctuated with cash from operations, acquisitions and divestitures, implementation of a new ERP system and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. We expect this historical trend to continue in the future. Fiscal year 2009 was an exception as we generated operating funds from the balance sheet as working capital declined with revenues.

Within investing activities, capital spending historically ranges between 3% and 5% of our revenue. The primary use of capital is for manufacturing and development engineering requirements. Our capital expenditures during 2011 were approximately 6% of revenues because we spent $2.8 million related to the implementation of a new ERP system. We historically have significant transfers between investments and cash as we rotate our cash and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and investments from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

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

Operating Activities:

We generated $6.9 million of funds from operating activities for the year ended December 31, 2011. The income statement was a net generator of $7.6 million of funds and changes in the balance sheet was a net user of $0.7 million of funds. Within the balance sheet, inventories increased by $3.1 million due to the purchase of inventory necessary during the implementation of sourcing initiatives and also because more production is being sourced in-house rather than from contract manufacturers. A reduction of prepayments and other receivables provided $1.5 million in cash during 2011 primarily because we received a federal income tax refund of $1.6 million. The positive cash flow impact from the increase in accounts payable of $1.4 million was due to higher inventory purchases in 2011 compared to 2010.

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

We generated $7.9 million of funds from operating activities for the year ended December 31, 2009. The income statement was a net generator of $4.1 million of funds and changes in the balance sheets provided $3.8 million of funds. Despite lower revenues in 2009, we generated cash from operations because we reduced our cash expenditures and working capital requirements. The decline in accounts receivable accounted for a source of $4.6 million in funds primarily because revenues declined $3.5 million in the fourth quarter 2009 compared to the fourth quarter 2008. We used funds of $0.4 million and $2.5 million of cash for accounts payable and accrued liabilities. Our accounts payable declined due to lower inventory purchases and our accrued liabilities declined in 2009 due to reductions in bonuses and sales commissions. We lowered our inventory purchases during 2009 to correspond to the decline in revenues. We had no expense in 2009 for cash bonuses under our Short-Term Incentive Plan and we also had lower sales commissions in 2009 because of lower revenues.

Investing Activities:

Our investing activities used $9.0 million of cash during the year ended December 31, 2011. For the year ended December 31, 2011, our capital expenditures were $4.9 million which included $2.8 million for the implementation of a new ERP system. We spent approximately $3.4 million on the ERP project in 2011, consisting of $2.8 million in capital expenditures and $0.6 million in operating expenses. The new system will standardize and upgrade our business information systems. Our net cash used for investments in municipal bonds, U.S. Government Agency bonds, and corporate bonds was $2.4 million during the year ended December 31, 2011 as redemptions and maturities of our investments provided $55.6 million but we rotated $58.0 million of cash into new short and long-term investments. In October 2011, we used $1.5 million for the acquisition of assets from Envision.

Our investing activities used $10.5 million of cash during the year ended December 31, 2010. We used $2.1 million for the acquisition of Sparco in January 2010. Our net cash used for investments in municipal bonds, U.S. Government Agency bonds, and corporate bonds was $6.9 million during the year ended December 31, 2010 as redemptions and maturities of our investments provided $59.1 million of cash, but we rotated $66.0 million of cash into new short and long-term investments. For the year ended December 31, 2010, our capital expenditures were $1.3 million. The rate of capital expenditures in relation to revenues for the year ended December 31, 2010 was below the low end of our historical range.

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

Financing Activities:

Our financing activities used $2.5 million in cash during the year ended December 31, 2011. We used $2.6 million to repurchase our common stock under share repurchase programs and we used $0.5 million for a cash dividend paid in November 2011. We received $0.6 million from shares purchased through the ESPP.

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

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at December 31, 2011 for office and product assembly facility leases, office equipment leases and purchase obligations, and the effect such obligations are expected to have on the liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases:
Facility(a)	$1,142	$739	$358	$45	$0
Equipment(b)	$101	$48	$53	—	—
Purchase obligations(c)	$6,710	$6,710	—	—	—

Total	$7,953	$7,497	$411	$45	$0

(a)	Future payments for the lease of office and production facilities.

(b)	Future payments for the lease of office equipment.

(c)	Includes purchase orders or contracts for the purchase of inventory, as well as for other goods and services, in the ordinary course of business, and excludes the balances for purchases currently recognized as liabilities on the balance sheet.

We also have a liability related to uncertain positions for Income Taxes of $1.2 million at December 31, 2011. We do not know when this obligation will be paid.

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

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured. We recognize revenue for sales of the antenna products and software defined radio products when title transfers, which is predominantly upon shipment from the factory. For products shipped on consignment, we recognize revenue upon delivery from the consignment location. Revenue recognition is also based on estimates of product returns, allowances, discounts, and other factors. These estimates are based on historical data. We believe that the estimates used are appropriate, but differences in actual experience or changes in estimates may affect future results. We recognize revenue for our network engineering services when our engineering reports are completed and issued to the customer.

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

Excess and Obsolete Inventory

We maintain reserves to reduce the value of inventory to the lower of cost or market and reserves for excess and obsolete inventory. Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage. Obsolete reserves are based on our identification of inventory where carrying value is above net realizable value. We believe the accounting estimate related to excess and obsolescence is a critical accounting estimate because it requires us to make assumptions about future sales volumes and product mix, both of which are highly uncertain. Changes in these estimates can have a material impact on our financial statements.

Warranty Costs

We offer repair and replacement warranties of primarily two years for antenna products and one year for scanners and receivers. Our warranty reserve is based on historical sales and costs of repair and replacement trends. We believe that the accounting estimate related to warranty costs is a critical accounting estimate because it requires us to make assumptions about matters that are highly uncertain, including future rates of product failure and repair costs. Changes in warranty reserves could be material to our financial statements.

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

Impairment Reviews of Goodwill

Goodwill impairment is reviewed annually and when impairment indicators exist by comparing the Company’s net book value to its fair value. If the Company’s fair value is greater than its net book value, then further impairment tests are not deemed necessary. If the segment’s fair value is less than its net book value, then further tests are performed to determine the segment’s implied fair value of goodwill. The implied fair value is then compared against the book value of goodwill to determine the amount of the goodwill impairment.

The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions in determining a segment’s fair value. We calculate the fair value of each segment by using a blended analysis of the present value of future discounted cash flows and the market approach of valuation. The discounted cash flow method requires us to use estimates and judgments about the future cash flows of the operating segments. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage the underlying operating segments, there is significant judgment in determining the cash flows attributable to these operating segments, including markets and market share, sales volumes and mix, research and development expenses, tax rates, capital spending, discount rate and working capital changes. Cash flow forecasts are based on segment operating plans for the early years and business projections in later years. The market approach is based on a comparison of the Company to comparable publicly traded firms in similar lines of business. This method requires us to use estimates and judgments when determining comparable companies. We assess such factors as size, growth, profitability, risk and return on investment. We believe the accounting estimate related to the valuation of goodwill is a critical accounting estimate because it requires us to make assumptions that are highly uncertain about the future cash flows of our segments. Changes in these estimates can have a material impact on our financial statements.

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

We believe the accounting estimate related to the valuation of goodwill is a critical accounting estimate because it requires us to make assumptions that are highly uncertain about our future cash flows. Changes in these estimates can have a material impact on our financial statements.

Impairment Reviews of Intangible Assets

We evaluate the carrying value of intangible assets and other long-lived assets for impairment whenever indicators of impairment exist. We test finite-lived intangible assets for recoverability using pretax undiscounted cash flows. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage the underlying operating segments, there is significant judgment in determining the cash flows attributable to these operating segments, including markets and market share, sales volumes and mix, research and development expenses, capital spending and working capital changes. Cash flow forecasts are based on operating plans and business projections. We compare the pretax undiscounted cash flows to the carrying value of the asset group. If the carrying value exceeds the sum of the undiscounted cash flows of the asset group, an impairment charge must be recognized in the financial statements.

We believe the accounting estimate related to the valuation of intangible assets is a critical accounting estimate because it requires us to make assumptions about future sales prices and volumes for products that involve new technologies and applications where customer acceptance of new products or timely introduction of new technologies into their networks are uncertain. The recognition of an impairment could be material to our financial statements.

Recent Accounting Pronouncements

In May 2011, the FASB issued an amendment to its guidance on fair value measurements and disclosures. The amendments generally represent clarification of fair value measurements, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The amendment also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3). The amendments are effective for interim and fiscal periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of this amendment to have an impact on our consolidated financial statements.

In June 2011, FASB issued guidance related to the presentation of comprehensive income. This standard eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Upon adoption, other comprehensive income must be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this standard for the interim period ending March 31, 2012. This standard will change our disclosure for other comprehensive income and will not impact our consolidated financial statements.

In September 2011, the FASB issued an update to existing guidance on the assessment of goodwill impairment. This update simplifies the annual assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing step one of the two-step review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. This standard is effective for fiscal years beginning on or after December 15, 2011, on a prospective basis, with earlier application permitted. We will adopt this standard for our annual test of goodwill for the year ended December 31, 2012. This standard will not have an impact on our financial statements.

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

Due to changes in interest rates, our future investment income may fall short of expectations. A hypothetical increase or decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at December 31, 2011. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

Foreign Currency Risk

We are exposed to currency fluctuations due to our foreign operations and because we sell our products internationally. We manage the sensitivity of our international sales by denominating the majority of transactions in U.S. dollars. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the year ended December 31, 2011. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

We had $0.7 million of cash in foreign bank accounts at December 31, 2011. As of December 31, 2011, we had no intention of repatriating the cash in our foreign bank accounts to the U.S. If we decide to repatriate the cash in foreign bank accounts, we may experience difficulty in repatriating this cash in a timely manner. We may also be exposed to foreign currency fluctuations and taxes if we repatriate these funds.

Credit Risk

The financial instruments that potentially subject us to credit risk consist primarily of trade receivables. For trade receivables, credit risk is the potential for a loss due to a customer not meeting its payment obligations. Our customers are concentrated in the wireless communications industry. Estimates are used in determining an allowance for amounts which we may not be able to collect, based on current trends, the length of time receivables are past due and historical collection experience. Provisions for and recovery of bad debts are recorded as sales and marketing expense in the consolidated statements of operations. We perform ongoing evaluations of customers’ credit limits and financial condition. Generally, we do not require collateral from customers. At December 31, 2011, no customer’s accounts receivable balance represented 10% or greater of gross accounts receivables. At December 31, 2010 one customer accounts receivable balance represented 14% of gross receivables and no other customer accounts receivable balance represented greater than 10% of gross receivables. Our allowances for potential credit losses have historically been adequate compared to actual losses. No customers represented 10% of our revenues in 2011 and one customer represented 10% of our revenues in both 2010 and 2009.

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

Item 8:    Financial Statements and Supplementary Data

PCTEL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PCTEL, Inc.

We have audited PCTEL, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PCTEL, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

PCTEL, Inc.

We have audited the accompanying consolidated balance sheets of PCTEL, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of PCTEL, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PCTEL, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 15, 2012

PCTEL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$19,418	$23,998
Short-term investment securities	42,210	37,146
Accounts receivable, net of allowance for doubtful accounts of $132 and $160 at December 31, 2011 and December 31, 2010, respectively	14,342	13,873
Inventories, net	13,911	10,729
Deferred tax assets, net	896	1,013
Prepaid expenses and other assets	2,277	3,900

Total current assets	93,054	90,659
Property and equipment, net	13,590	11,088
Long-term investment securities	7,177	9,802
Goodwill	161	—
Intangible assets, net	9,332	8,865
Deferred tax assets, net	8,831	9,004
Other noncurrent assets	1,319	1,147

TOTAL ASSETS	$133,464	$130,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,651	$4,253
Accrued liabilities	7,092	7,546

Total current liabilities	12,743	11,799
Long-term liabilities	2,144	2,111

Total liabilities	14,887	13,910

Redeemable equity	1,731	—
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,218,537 and 18,285,784 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	18	18
Additional paid-in capital	137,117	137,154
Accumulated deficit	(20,941)	(20,578)
Accumulated other comprehensive income	121	61

Total stockholders’ equity of PCTEL, Inc.	116,315	116,655
Noncontrolling interest	531	—

Total equity	116,846	116,655

TOTAL LIABILITIES AND EQUITY	$133,464	$130,565

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
REVENUES	$76,844	$69,254	$56,002
COST OF REVENUES	40,982	38,142	29,883

GROSS PROFIT	35,862	31,112	26,119

OPERATING EXPENSES:
Research and development	11,912	11,777	10,723
Sales and marketing	10,492	10,095	7,725
General and administrative	10,799	10,224	9,674
Amortization of intangible assets	2,795	2,934	2,225
Restructuring charges	117	931	493
Impairment of goodwill and other intangible assets	—	1,084	1,485
Loss on sale of product lines and related note receivable	—	—	379
Royalties	—	—	(400)

Total operating expenses	36,115	37,045	32,304

OPERATING LOSS	(253)	(5,933)	(6,185)
Other income, net	358	602	919

INCOME (LOSS) BEFORE INCOME TAXES	105	(5,331)	(5,266)
Expense (benefit) for income taxes	216	(1,875)	(783)

NET LOSS	(111)	(3,456)	(4,483)
Less: Net loss attributable to noncontrolling interests	(1,158)	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	$1,047	$(3,456)	$(4,483)
Less: adjustments to redemption value of noncontrolling interests	(863)	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$184	$(0.20)	$(0.26)

Basic Earnings per Share:
Net income (loss) available to common shareholders	$0.01	$(0.20)	$(0.26)
Diluted Earnings per Share:
Net income (loss) available to common shareholders	$0.01	$(0.20)	$(0.26)
Weighted average shares — Basic	17,186	17,408	17,542
Weighted average shares — Diluted	17,739	17,408	17,542

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of PCTEL, Inc.	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
BALANCE, JANUARY 1, 2009	$18	$137,930	$(12,639)	$9	$125,318	$0	$125,318	$0

Stock-based compensation	1	3,361	—	—	3,362	—	3,362	—
Issuance of shares for stock purchase and option plans	—	427	—	—	427	—	427	—
Cancellation of shares for payment of withholding tax	—	(822)	—	—	(822)	—	(822)	—
Repurchase of common stock	(1)	(2,509)	—	—	(2,510)	—	(2,510)	—
Tax effect from stock based compensation	—	(246)	—	—	(246)	—	(246)	—
Net loss	—	—	(4,483)	—	(4,483)	—	(4,483)	—
Change in cumulative translation adjustment, net	—	—	—	22	22	—	22	—

BALANCE, DECEMBER 31, 2009	$18	$138,141	$(17,122)	$31	$121,068	$0	$121,068	$0

Stock-based compensation	1	4,609	—	—	4,610	—	4,610	—
Issuance of shares for stock purchase and option plans	—	468	—	—	468	—	468	—
Cancellation of shares for payment of withholding tax	—	(887)	—	—	(887)	—	(887)	—
Repurchase of common stock	(1)	(4,931)	—	—	(4,932)	—	(4,932)	—
Tax effect from stock based compensation	—	(246)	—	—	(246)	—	(246)	—
Net loss	—	—	(3,456)	—	(3,456)	—	(3,456)	—
Change in cumulative translation adjustment, net	—	—	—	30	30	—	30	—

BALANCE, DECEMBER 31, 2010	$18	$137,154	$(20,578)	$61	$116,655	$0	$116,655	$0

Stock-based compensation	—	3,243	—	—	3,243	—	3,243	—
Issuance of shares for stock purchase and option plans	—	586	—	—	586	—	586	—
Cancellation of shares for payment of withholding tax	—	(1,255)	—	—	(1,255)	—	(1,255)	—
Repurchase of common stock	—	(2,559)	—	—	(2,559)	—	(2,559)	—
Tax effect from stock based compensation	—	(54)	—	—	(54)	—	(54)	—
Initial capitalization for PCTEL Secure	—	—	—	—	—	1,944	1,944	456
Share-based payments for PCTEL Secure	—	—	—	—	—	96	96	61
Adjustment to temporary equity for PCTEL Secure	—	—	(863)	—	(863)	(800)	(1,663)	1,663
Dividend	—	2	(547)	—	(545)	—	(545)	—
Net income (loss)	—	—	1,047	—	1,047	(709)	338	(449)
Change in cumulative translation adjustment, net	—	—	—	60	60	—	60	—

BALANCE, DECEMBER 31, 2011	$18	$137,117	$(20,941)	$121	$116,315	$531	$116,846	$1,731

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating Activities:
Net loss	$(111)	$(3,456)	$(4,483)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,283	5,212	4,449
Impairment charge	—	1,084	1,485
Gain on bargain purchase of acquisition	—	(54)	—
Gain on write-off of acquisition liabilities	—	(197)	—
Stock based compensation	3,243	4,610	3,362
Share based expense	157	—	—
Gain from short-term investments	—	—	(356)
Gain on sale of assets and related royalties	—	—	(400)
(Gain) loss on disposal/sale of property and equipment	22	(22)	105
Restructuring costs	—	324	—
Loss on sale of product lines and related note receivable	—	—	379
Payment of withholding tax on stock based compensation	(1,255)	(887)	(822)
Deferred tax expense	237	(352)	328
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(152)	(3,940)	4,611
Inventories	(3,122)	(2,396)	2,786
Prepaid expenses and other assets	1,455	(1,567)	(261)
Accounts payable	1,356	1,719	(424)
Income taxes payable	17	(233)	(413)
Accrued liabilities	164	3,015	(2,399)
Deferred revenue	(423)	492	(57)

Net cash provided by operating activities	6,871	3,352	7,890

Investing Activities:
Capital expenditures	(4,869)	(1,257)	(1,534)
Proceeds from disposal of property and equipment	—	18	4
Purchase of investments	(58,046)	(65,989)	(31,764)
Redemptions/maturities of short-term investments	55,607	59,072	25,182
Proceeds on sale of assets and related royalties	—	—	400
Purchase of assets with settlement	(200)	(200)	(800)
Purchase of assets/businesses, net of cash acquired	(1,450)	(2,109)	(6,548)

Net cash used in investing activities	(8,958)	(10,465)	(15,060)

Financing Activities:
Proceeds from issuance of common stock	586	468	427
Payments for repurchase of common stock	(2,559)	(4,931)	(2,509)
Cash dividend	(545)	—	—

Net cash used in financing activities	(2,518)	(4,463)	(2,082)

Net decrease in cash and cash equivalents	(4,605)	(11,576)	(9,252)
Effect of exchange rate changes on cash	25	31	29
Cash and cash equivalents, beginning of year	23,998	35,543	44,766

Cash and Cash Equivalents, End of Year	$19,418	$23,998	$35,543

Other information:
Cash paid (refunds received) for income taxes	(1,472)	62	3
Cash paid for interest	—	—	1
Foreign currency loss	(33)	(42)	(57)
Non-cash investing and financing information:
Decreases to deferred stock compensation, net	(903)	(609)	(454)
Issuance of restricted common stock, net of cancellations	1,008	3,675	2,260

The accompanying notes are an integral part of these condensed financial statements.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended: December 31, 2011

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

The Company established its current antenna product portfolio with a series of acquisitions. In 2004 the Company acquired MAXRAD Inc., as well as certain product lines from Andrew Corporation, which established its core product offerings in WiFi, LMR and GPS. Over the next several years the Company added additional capabilities within those product lines and additional served markets with the acquisition of certain assets from Bluewave Antenna Systems, Ltd (“Bluewave”) in 2008, and the acquisitions of Wi-Sys Communications, Inc. (“Wi-Sys”) in 2009, and Sparco Technologies, Inc. (“Sparco”) in 2010. The Company’s WiMAX antenna products were developed and brought to market through the Company’s ongoing operations.

Scanning Receivers and Optimization Services

PCTEL is a leading supplier of high-speed, multi-standard, demodulating receivers and test and measurement solutions to the wireless industry worldwide. The Company’s SeeGull® scanning receivers, receiver-based products and CLARIFY® interference management solutions are used to measure, monitor and optimize cellular networks. Revenue growth for scanning receiver and interference management products is driven by the deployment of new wireless technology and the need for wireless networks to be tuned and reconfigured on a regular basis. The Company develops and supports scanning receivers for LTE, EVDO, CDMA, WCDMA, GSM, TD-SCDMA, and WiMAX networks. The Company’s scanning receiver products are sold primarily through test and measurement value added resellers and, to a lesser extent, directly to network operators.

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

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

On October 25, 2011, the Company purchased certain assets from Envision Wireless Inc. (“Envision”), an engineering services business based in Melbourne, Florida. The Company paid $1.5 million to acquire this network engineering service (“NES”) business including customer relationships, accounts receivable and fixed assets. The NES business focuses on the radio frequency (“RF”) issues pertaining to in-building coverage and capacity and its target market is relevant to the Company’s antenna and scanning receiver businesses. NES provides value-added analysis of collected data to public cellular carriers, network infrastructure providers, and real estate companies.

The Company also has an intellectual property portfolio related to antennas, the mounting of antennas, and scanning receivers. These patents are being held for defensive purposes and are not part of an active licensing program.

Secure Applications

On January 5, 2011, the Company formed PCTEL Secure LLC (“PCTEL Secure”), a joint venture limited liability company with Eclipse Design Technologies, Inc. (“Eclipse”). PCTEL Secure designs Android-based, secure communication products. PCTEL contributed $2.5 million in cash in return for 51% ownership of the joint venture and Eclipse contributed $2.4 million of intangible assets in return for 49% ownership of the joint venture.

Segment Reporting

The Company operates in two segments for reporting purposes. Beginning with the formation of PCTEL Secure in January 2011, the Company reports the financial results of PCTEL Secure as a separate operating segment. Because PCTEL Secure is a joint venture, the Company makes decisions regarding allocation of resources separate from the rest of the Company. The Company manages its scanning receiver, antenna, and network engineering service product lines as one business segment. These businesses share sufficient management and resources that the financial reporting, upon which the CODM relies for allocating resources and assessing performance, is based on company-wide data. The Company’s CODM uses the profit and loss results and the assets in deciding how to allocate resources and assess performance between the segments.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements include the accounts of PCTEL Secure. Because the Company has a 51% ownership interest in PCTEL Secure, 49% of PCTEL Secure’s net loss is recorded as noncontrolling interest in the condensed consolidated statements of operations for the year ended December 31, 2011 and 49% of the equity in PCTEL Secure is recorded as noncontrolling interest. All intercompany accounts and transactions have been eliminated.

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

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the year-end exchange rate for assets and liabilities and average monthly rates for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the consolidated statements of operations. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $33, $42, and $57 in the years ended December 31, 2011, 2010, and 2009, respectively.

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

Cash and Cash Equivalents and Investments

The Company’s cash and investments consist of the following:

	December 31, 2011	December 31, 2010
Cash	$17,028	$2,966
Cash equivalents	2,390	21,032
Short-term investments	42,210	37,146
Long-term investments	7,177	9,802

	$68,805	$70,946

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

Cash and Cash equivalents

At December 31, 2011, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At December 31, 2011 and 2010, the Company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short term U.S. Government Agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the Company’s U.S. banks is fully insured by the Federal Deposit Insurance Corporation because the cash is in non-interest bearing accounts.

The Company had $0.7 million of cash equivalents in foreign bank accounts at December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company has no intention of repatriating its cash in the foreign bank accounts. If the Company decides to repatriate the cash in foreign bank accounts, it may experience difficulty in repatriating this cash in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds. The Company’s cash in its foreign bank accounts is not insured.

Investments

At December 31, 2011, the Company’s short-term and long-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, and AA or higher rated corporate bonds all classified as held-to-maturity.

At December 31, 2011, the Company had invested $23.6 million in pre-refunded municipal bonds, $18.3 million in U.S. government agency bonds, and $7.5 million in AA rated or higher corporate bonds. The income and principal from the pre-refunded municipal bonds is secured by an irrevocable trust of U.S. Treasury securities. The bonds, classified as short-term investments, have original maturities greater than 90 days and mature in 2012. The Company classified $7.2 million as long-term investment securities because the maturities were greater than one year. All of the Company’s long-term investments mature in 2013. The Company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains were approximately $35 at December 31, 2011. Approximately 7% and 24% of the Company’s bonds were protected by bond default insurance at December 31, 2011 and 2010, respectively.

The Company categorizes its financial instruments within a fair value hierarchy established in ASC 820. The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 1.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

Cash equivalents and investments measured at fair value were as follows at December 31:

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,390	$0	$0	$2,390	$21,032	$0	$0	$21,032
Investments:
US government agency bonds	—	18,256	—	18,256	—	19,036	—	19,036
Municipal bonds	—	23,616	—	23,616	—	19,378	—	19,378
Corporate debt securities	—	7,550	—	7,550	—	8,756	—	8,756

Total	$2,390	$49,422	$0	$51,812	$21,032	$47,170	$0	$68,202

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms for most customers that range between 30 and 60 days. The Company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $0.1 million and $0.2 million at December 31, 2011 and 2010, respectively. The provision for doubtful accounts is included in sales and marketing expense in the consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing. Inventories as of December 31, 2011 and 2010 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The Company had consigned inventory of $0.9 million and $1.0 million at December 31, 2011 and 2010, respectively. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $1.5 million and $1.0 million as of December 31, 2011 and 2010, respectively.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

Inventories consist of the following:

	December 31, 2011	December 31, 2010
Raw materials	$10,573	$7,613
Work in process	476	542
Finished goods	2,862	2,574

Inventories, net	$13,911	$10,729

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

Property and equipment consists of the following:

	December 31, 2011	December 31, 2010
Building	$6,207	$6,207
Computers and office equipment	7,962	4,450
Manufacturing and test equipment	8,831	7,707
Furniture and fixtures	1,169	1,127
Leasehold improvements	230	176
Motor vehicles	27	27

Total property and equipment	24,426	19,694
Less: Accumulated depreciation and amortization	(12,606)	(10,376)
Land	1,770	1,770

Property and equipment, net	$13,590	$11,088

Depreciation and amortization expense was approximately $2.5 million, $2.3 million, and $2.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

Liabilities

Accrued liabilities consist of the following:

	December 31, 2011	December 31, 2010
Payroll, bonuses, and other employee benefits	$3,015	$1,615
Inventory receipts	1,457	2,444
Paid time off	940	846
Warranties	249	257
Employee stock purchase plan	232	232
Due to Sparco shareholders	198	198
Professional fees	197	208
Real estate taxes	159	148
Deferred revenues	78	501
Restructuring	—	324
Due to Wider	—	194
Other	567	579

Total	$7,092	$7,546

Long-term liabilities consist of the following:

	December 31, 2011	December 31, 2010
Executive deferred compensation plan	$1,272	$1,187
Income taxes	825	824
Deferred rent	42	94
Deferred revenues	5	6

	$2,144	$2,111

Revenue Recognition

The Company sells antenna products and software defined radio products. The Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

The Company recognizes revenue for sales of the antenna products and software defined radio products when title transfers, which is predominantly upon shipment from its factory. For products shipped on consignment, the Company recognizes revenue upon delivery from the consignment location. The Company allows its major antenna product distributors to return product under specified terms and conditions and accrues for product returns. The Company recognizes revenue for its network engineering services when its’ engineering reports are completed and issued to the customer.

The Company finalized a licensing agreement with Conexant simultaneously with the sale of its HSP modem product line to Conexant in 2003. Because the HSP modem product line also requires a license to the

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

Company’s patent portfolio, the gain on sale of the product line and the licensing stream are not separable for accounting purposes. Ongoing royalties from Conexant are presented in the accompanying consolidated statements of operations as “Royalties”. The Conexant royalties ended in 2009.

Research and Development Costs

The Company expenses research and development costs as incurred. To date, the Company has expensed all software development costs related to research and development because the costs incurred subsequent to the products reaching technological feasibility were not significant.

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $0.2 million in each of the fiscal years ended December 31, 2011, 2010, and 2009.

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

Shipping and handling costs

Shipping and handling costs are included on a gross basis in cost of sales in the accompanying consolidated statements of operations.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

Goodwill

The Company performs an annual impairment test of goodwill at the end of the first month of the fiscal fourth quarter (October 31st), or at an interim date if an event occurs or if circumstances change that would more likely than not reduce the fair value below the carrying value. If the Company’s fair value is greater than its book value, then further impairment tests are not necessary. If the Company’s fair value is less than its book value, then further tests are performed to determine the Company’s fair value of goodwill. The implied fair value is then compared against the book value of goodwill to determine the amount of goodwill impairment.

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

While the use of historical results and future projections can result in different valuations for a Company, it is a generally accepted valuation practice to apply more than one valuation technique to establish a range of values for a business. Since each technique relies on different inputs and assumptions, it is unlikely that each technique would yield the same results. However, it is expected that the different techniques would establish a reasonable range. In determining the fair value, the Company weighs the two methods equally in determining the fair value because the Company believes both methods have an equal probability of providing an appropriate fair value.

The Company recognized goodwill of $0.2 million with the acquisition of assets from Envision in October 2011. The Company’s market capitalization as of the date of the acquisition exceeded the book value of the Company. Since there was not a triggering event for goodwill impairment, the Company did not perform the two-step goodwill impairment test.

Since the Company had no goodwill in 2010, a review of goodwill for impairment was not applicable.

In 2009, the Company recorded goodwill impairment of $1.5 million. With the acquisition of Wi-Sys in January 2009, the Company recognized $1.1 million of goodwill. Since the Company’s market capitalization plus a control premium during the first quarter 2009 was significantly below the book value of the Company’s net assets, including the full amount of the goodwill from the Wi-Sys acquisition, the Company considered this market capitalization deficit to be a triggering event at March 31, 2009 for the evaluation of goodwill for impairment. Based on its analysis, the Company concluded that the full amount of the goodwill from the Wi-Sys acquisition plus $0.4 million of goodwill related to its Licensing unit was impaired at March 31, 2009. The Licensing unit was a reporting unit for segment reporting prior to 2009.

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

For the Year Ended: December 31, 2011

significant judgment and assumptions. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than the carrying amount.

The Company did not conduct an impairment analysis at December 31, 2011 because there were no triggering events or circumstances indicating that carrying values may not be recoverable.

At December 31, 2010, the Company conducted a long-lived asset impairment analysis because the 2010 revenues resulting from the products related to the Ascom acquisition and the products related to the Wider settlement were significantly lower than our revenue projections used in the original accounting valuations. The Company considered these revenue variances as an indication that the carrying value of the long lived intangible assets subject to amortization may not be fully recoverable and may be less than the fair value at December 31, 2010. The Company performed an evaluation with Level 3 inputs according to the fair value hierarchy described in Note 1. The evaluation was done on the specific assets and related cash flows to which the carrying values relate. The forecasted future undiscounted cash flows were less than the carrying value for the distribution rights and trade names for Wider and for the in-process research and development and the non-compete agreements for Ascom. Based on the results of the company’s analysis, the Company recorded a $1.1 million impairment loss at December 31, 2010. The impairment expense consisted of $0.9 million for the intangible assets related to Wider and $0.2 million for the intangible assets related to Ascom. The Company’s assumptions required significant judgment and actual cash flows may differ from those forecasted.

The following table presents the fair value measurements of non-recurring assets at December 31, 2010:

	2010
	Level 1	Level 2	Level 3	Total	Gain (Loss)
Intangible assets	$0	$0	$8,865	$8,865	$(1,084)

Total	$0	$0	$8,865	$8,865	$(1,084)

Based on the triggering event related to the Company’s low market capitalization in the first quarter 2009, the Company reevaluated the carrying value of its intangible assets. The Company concluded that there was no impairment of other intangible assets in relation to the test at March 31, 2009. There was no triggering event in the second, third, or fourth quarters of 2009.

Recent Accounting Pronouncements

In May 2011, the FASB issued an amendment to its guidance on fair value measurements and disclosures. The amendments generally represent clarification of fair value measurements, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The amendment also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3). The amendments are effective for interim and fiscal periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of this amendment to have an impact on its consolidated financial statements.

In June 2011, FASB issued guidance related to the presentation of comprehensive income. This standard eliminates the current option to report other comprehensive income and its components in the statement of

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

stockholders’ equity. Upon adoption, other comprehensive income must be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this standard for the interim period ending March 30, 2012. This standard will change the Company’s disclosure for other comprehensive income and will not impact the Company’s financial statements.

In September 2011, the FASB issued an update to existing guidance on the assessment of goodwill impairment. This update simplifies the annual assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing step one of the two-step review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. This standard is effective for fiscal years beginning on or after December 15, 2011, on a prospective basis, with earlier application permitted. The Company will adopt this standard for our annual test of goodwill for the year ended December 31, 2012. This standard will not have an impact on the Company’s financial statements.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2011, 2010, and 2009, respectively:

	Years Ended December 31,
	2011	2010	2009
Basic Earnings Per Share computation:
Numerator:
Net loss	$(111)	$(3,456)	$(4,483)
Net loss attributable to noncontrolling interests	(1,158)	—	—

Net income (loss) attributable to PCTEL, Inc.	1,047	(3,456)	(4,483)
Less: adjustments to redemption value of noncontrolling interests	(863)	—	—

Net income (loss) available to common shareholders	$184	$(3,456)	$(4,483)
Denominator:
Common shares outstanding	17,186	17,408	17,542
Earnings per common share—basic

Net income (loss) available to common shareholders	$0.01	$(0.20)	$(0.26)

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

	Years Ended December 31,
	2011	2010	2009
Diluted Earnings Per Share computation:
Numerator:
Net loss	$(111)	$(3,456)	$(4,483)
Net loss attributable to noncontrolling interests	(1,158)	—	—

Net income (loss) attributable to PCTEL, Inc.	1,047	(3,456)	(4,483)
Less: adjustments to redemption value of noncontrolling interests	(863)	—	—

Net income (loss) available to common shareholders	$184	$(3,456)	$(4,483)
Denominator:
Common shares outstanding	17,186	17,408	17,542
Restricted shares and performance shares subject to vesting	551	*	*
Common stock option grants	2	*	*

Total shares	17,739	17,408	17,542
Earnings per common share — diluted

Net income (loss) available to common shareholders	$0.01	$(0.20)	$(0.26)

*	As denoted by “*” in the table above, weighted average common stock option grants and restricted shares of 546,000 and 321,000 were excluded from the calculations of diluted net loss per share for the years ended December 31, 2010 and 2009, respectively since their effects are anti-dilutive.

3.	PCTEL Secure

On January 5, 2011, the Company formed PCTEL Secure LLC (“PCTEL Secure”), a joint venture limited liability company, with Eclipse Design Technologies, Inc. (“Eclipse”). PCTEL Secure designs Android-based, secure communication products. The Company contributed $2.5 million in cash on the formation of the joint venture in return for 51% ownership of the joint venture. In return for 49% ownership of the joint venture, Eclipse contributed $2.4 million of intangible assets in the form of intellectual property and a services agreement, including an assembled workforce, to provide services.

The initial capitalization of PCTEL Secure was $4.9 million, consisting of $2.5 million of cash, $1.1 million of in-process research and development, $0.8 million for non-compete agreements, and $0.5 million for service agreements. The values for the intangible assets were the fair values of the intangible assets modeled at the time of execution of the agreements. The intangible assets are being amortized for book purposes, but are not deductible for tax purposes. At the date of acquisition, the weighted average amortization period of the intangible assets acquired wass 2.4 years. The Company estimated the fair value (and remaining useful lives) of the assets.

The Company provides services to PCTEL Secure at cost for facilities, financial services, general and administrative services, order management, manufacturing and distribution, and marketing services. The term of the Company’s service agreement is through December 31, 2013, with one year extensions thereafter as agreed by the parties. The Company also entered into a line of credit agreement with PCTEL Secure. Under the terms of the line of credit agreement, the Company agreed to lend PCTEL Secure up to $4.0 million at an 8% fixed interest rate. The maturity date for this agreement is June 30, 2014. There were no borrowings under this line of credit during the year ended December 31, 2011.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

Based on review of accounting rules for consolidation, the Company concluded that (a) it has financial control of PCTEL Secure as it holds two of the three board seats and (b) Eclipse’s rights under the agreements are protective rights that do not override the presumption that the majority-owned subsidiary should be consolidated. Therefore, the Company has consolidated the financial results of PCTEL Secure into the Company’s consolidated financial statements for the year ended December 31, 2011.

The limited liability company agreement of PCTEL Secure (“LLC agreement”) provided several mechanisms for the orderly transition of the Company’s ownership from 51% to 100%. Effective December 31, 2011, the Company and Eclipse amended the LLC Agreement. The Company and Eclipse determined that PCTEL Secure’s business model had changed from delivering secure mobile phones with secure software to a licensing model by which PCTEL Secure licenses its software. While the cash flow model does not change with the new business model, the revenue model decreases dramatically as licensing per unit is significantly less than the sales price of an entire secure phone. The formulas used to calculated the enterprise value for Eclipse’s put rights and the Company’s call rights are multiples of revenue. Thus the most likely value of Eclipse’s put right and the Company’s call rights are the minimum value expressed in the formula. Based on this model change, the Company and Eclipse agreed to modify the agreement in a first amendment to the LLC agreement (“LLC amendment”).

The features of the amended LLC agreement are summarized as follows:

The Company’s first call right: The Company has the right to exercise its first call right during the period January 1, 2012 through March 31, 2012, which would require Eclipse to sell to the Company 19% of the membership interests in PCTEL Secure for a price that represents 19% of the enterprise value (“EV”) on the exercise date, with a provision that the minimum price is 19% of $4.9 million. Upon the completion of such a sale, the Company would own 70% of PCTEL Secure and Eclipse would own 30%.

Eclipse put right: If the Company does not exercise the first call right, then at any time during the period April 1, 2012 through April 10, 2012, Eclipse can exercise its put right to require the Company to purchase from Eclipse’s 19% of the membership interests in PCTEL Secure at the price of 19% of $4.9 million. Upon the completion of such a sale, the Company would own 70% of PCTEL Secure and Eclipse would own 30%.

Mandatory call right (per LLC amendment): The Company is obligated to purchase from Eclipse all outstanding PCTEL Secure membership interests if a baseline product is delivered by March 31, 2012 and passes a defined acceptance test. This mandatory call expires on March 31, 2012 if the Baseline Product is not delivered by such date or the baseline product is determined by the designated arbiter to have deficiencies after a second round of acceptance testing. The mandatory call price is based on the same formula as the Company’s original second call right, with the exception that the minimum EV in the pricing formula has been reduced from $4.9 million to $2.66 million. This translates into a reduction to the minimum price for the 30% of the membership interests from $1.5 million to $0.8 million.

The Company’s second call right (per LLC amendment): This call is exercisable when the Mandatory Call expires unexercised and ends on December 31, 2013. The Company’s second call price is based on the EV, which was reduced from $4.9 million to $2.66 million by the LLC amendment. This translates into a reduction of Eclipse’s remaining 30% of the membership interests from $1.5 million to $0.8 million.

The Company’s third call right: If the second call right is not exercised, and after 8 months from the December 31, 2013 expiration date, Eclipse fails to complete a sale of its membership interests to a third party, then the Company has the right to purchase Eclipse’s membership interests using the EV calculated at the expiration of the second call right.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

The EV is based on a multiple of revenues and backlog. In accordance with accounting for redeemable financial instruments, the Company recorded redeemable equity of $1.7 million at December 31, 2011. The Company determined that the $0.9 million fair value of the Eclipse put right and the $0.8 million fair value for the mandatory call right are classified as redeemable equity at December 31, 2011. The $0.9 million is redeemable equity because the price is fixed for this financial instrument, and the 19% membership interest held by Eclipse can be redeemed from Eclipse at the option of the holder, Eclipse, through the exercise of its put right, or at the option of the Company, through the exercise of its first call right.

Eclipse identified an employee of PCTEL Secure and two contractors for Eclipse as key contributors of services. Eclipse entered into cash bonus arrangements with the three key contributors. The bonus agreements grant these key contributors the right for each to receive a cash bonus from the net proceeds received by Eclipse upon exercise of Eclipse’s exit option, the Company’s 2nd call right, or the Company’s 3rd call right, which results in a qualifying sale of Eclipse’s membership interests in the subsidiary. Participation in the net proceeds paid to Eclipse from a qualifying sale of Eclipse’s membership interests is equivalent to each key contributor having been a 5% owner of PCTEL Secure. The Company has determined that the qualifying sale of Eclipse’s membership interests is probable of occurrence upon the date of formation on January 5, 2011. The Company has control over the entity based on its ownership position and number of board seats. PCTEL has the ability to exercise the call rights based on it has adequate cash and investments and no debt on its balance sheet. The Company is a designer and developer of software-based radios for the wireless industry. The development program undertaken within PCTEL Secure is part of the Company’s strategic growth strategy, and it is the Company’s intent to acquire the joint venture for the products it is creating.

The Company recorded $0.3 million of compensation expense for share-based payments in accordance with accounting for stock compensation for the three key contributors of PCTEL Secure during the year ended December 31, 2011. Each key contributor receives a specific percentage of the net proceeds received by Eclipse upon a qualifying sale of its interests and the amount of proceeds for the qualifying sale is determined based on a predetermined multiple of revenues and backlog. Forfeiture is unlikely because of sufficiently large disincentives for nonperformance. For these key contributors, the Company recorded the pro-rata portion of the total expense to be recognized over the service period ending March 31, 2012. The service period is based on the probable exercise of the 1st call right and the mandatory call right as of March 31, 2012. The fair value of the bonus amounts was based on 15% of the EV of $2.66 million. Since the Company is a noncontributing investor to the share-based payment arrangements, the Company recognized income equal to the amount that its interest in PCTEL Secure’s equity increased as a result of the disproportionate funding of the compensation costs. This amount is included in other income, net in the condensed consolidated statements of operations for the year ended December 31, 2011.

PCTEL Secure incurred losses of $2.4 million for the year ended December 31, 2011. Since the allocation of PCTEL Secure’s profits and losses is based on its 51% share of membership interest, the Company recorded $1.2 as net loss attributable to noncontrolling interest for the year ended December 31, 2011. See the segment information in Note 14 for information related to the financial results of PCTEL Secure. The noncontrolling equity on the balance sheet reflects Eclipse’s share of the equity of PCTEL Secure. The noncontrolling equity includes permanent equity of $0.5 million and redeemable equity of $1.7 million. The redeemable equity is reflected in the mezzanine section of the balance sheet.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

The summary of noncontrolling interest during the year ended December 31, 2011 is as follows:

	Noncontrolling Interest
	Permanent	Redeemable	Total
Balance at December 31, 2010	$0	$0	$0
Initial capitalization for PCTEL Secure	1,944	456	2,400
Share-based payments for PCTEL Secure	96	61	157
Adjustment to temporary equity for PCTEL Secure	(800)	1,663	863
Net loss attributable to noncontrolling interest	(709)	(449)	(1,158)

Balance at December 31, 2011	$531	$1,731	$2,262

During the year ended December 31, 2011, 30% of the share-based payment expense associated with the awards to key contributors is credited to Eclipse’s noncontrolling interest and 19% of the share-based expense associated with the award to key contributors is credited to redeemable equity. Since the redeemable equity is fixed at $1.7 million at December 31, 2011, the Company recorded a $0.9 million adjustment to retained earnings and $0.8 million adjustment to permanent equity during the year ended December 31, 2011.

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

Purchase of assets from of Envision Wireless LLC

On October 25, 2011, the Company purchased certain assets from Envision Wireless Inc. (“Envision”), an engineering services business based in Melbourne, Florida. The engineering service business (“NES”) focuses on the radio frequency (“RF”) issues pertaining to in-building coverage and capacity and its target market is relevant to the Company’s antenna and scanning receiver businesses. NES provides value-added analysis of collected data to public cellular carriers, network infrastructure providers, and real estate companies. The key employees of Envision became employees of the Company. Envision revenues were approximately $2.4 million for the year ended December 31, 2010. The revenues and expenses of NES from the date of acquisition are included in the Company’s financial results for the year ended December 31, 2011. The pro-forma effect on the financial results of the Company as if the acquisition had taken place on January 1, 2009 is not significant.

The Company paid cash consideration of $1.5 million to acquire customer relationships, accounts receivable and fixed assets. The consideration was determined based on the fair value of the intangible assets modeled at the time of the negotiation, which were updated at the time of closing. With the acquisition of assets from Envision, the Company entered into a lease for a 1,624 square foot facility used for sales activities in Melbourne, Florida. The term of the lease is through September 2012. The cash consideration paid in connection with the acquisition was provided from the Company’s existing cash. The acquisition related costs related to this asset purchase were not significant to the Company’s consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

The intangible assets are being amortized for book purposes. At the date of the acquisition, the weighted average amortization period of the intangible assets acquired was 5.0 years. The Company estimated the fair value (and remaining useful lives) of the assets and liabilities. The intangible assets are deductible for tax purposes.

The following is the allocation of the purchase price for the assets from Envision at the date of the acquisition:

Tangible assets:
Accounts receivable	$300
Fixed assets	129

Total current assets	429

Intangible assets:
Customer relationships	500
Trade names	126
Backlog	20
Non-compete	217
Goodwill	161

Total intangible assets	1,024

Total assets	1,453

Accrued liabilities	3

Net assets acquired	$1,450

Acquisition of Sparco Technologies, Inc.

On January 12, 2010, the Company acquired all of the outstanding share capital of Sparco Technologies, Inc. (“Sparco”) pursuant to a Share Purchase Agreement among PCTEL, Sparco, and David R. Dulling, Valerie Dulling, Chris Cooke, and Glenn Buckner, the holders of the outstanding share capital of Sparco. Sparco is a San Antonio, Texas-based Company that specializes in selling value-added wireless local area network (“WLAN”) products and services to the enterprise, education, hospitality, and healthcare markets. Sparco’s product line includes antennas for WLAN, national electrical manufacturer’s association (“NEMA”) enclosures and mounting accessories, site survey tools, and amplifiers. With this acquisition, the Company extended its product offering, channel penetration and technology base in wireless enterprise products. Sparco revenues were approximately $2.8 million for the year ended December 31, 2009. The revenues and expenses of Sparco from the date of acquisition are included in the Company’s financial results for the year ended December 31, 2010. The pro-forma effect on the financial results of the Company as if the acquisition had taken place on January 1, 2009 is not significant.

The Company assumed a lease for a 6,300 square foot facility used for operations and sales activities in San Antonio, Texas that expired in January 2011. The Company integrated Sparco’s manufacturing and distribution operations in its Bloomingdale, Illinois facility in the third quarter 2010 and moved the sales offices to a new location in San Antonio, Texas in January 2011.

The consideration for Sparco was $2.5 million, consisting of $2.4 million in cash consideration and $0.1 million related to the Company’s outstanding receivable balance from Sparco at the date of acquisition. Of the $2.4 million cash consideration, $2.1 million was payable to the Sparco shareholders and $0.3 million was used

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

to discharge outstanding debt liabilities At December 31, 2011 and 2010, approximately $0.2 million, respectively, was due to the former Sparco shareholders, consisting of the final payment due related to the purchase price and an amount owed related to the opening cash balance. The $0.2 million due to the former Sparco shareholders is included in accrued liabilities. The cash consideration paid in connection with the acquisition was provided from the Company’s existing cash. The acquisition related costs for the Sparco purchase were not significant to the Company’s consolidated financial statements.

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

The following is the allocation of the purchase price for Sparco at the date of the acquisition:

Tangible assets:
Cash	$91
Accounts receivable	269
Prepaids and other assets	5
Inventories	205
Fixed assets	10
Deferred tax assets	53

Total tangible assets	633

Intangible assets:
Customer relationships	3,350
Trade names	268
Backlog	12
Non-compete	11

Total intangible assets	3,641

Total assets	4,274

Current liabilities:
Accounts payable	326
Accrued liabilities	46

Total current liabilities	372

Long term liabilities:
Deferred tax liabilities	1,347

Total long term liabilities	1,347

Total liabilities	1,719

Net assets acquired	$2,555

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

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

WTS scanning receiver revenues for the year ended December 31, 2009 were approximately $1.4 million. There was no activity related to Ascom in the Company’s consolidated financial results for the year ended December 31, 2009. The pro-forma effect on the financial results of the Company as if the acquisition has taken place on January 1, 2009 is not significant. The acquisition-related costs for the Ascom purchase were not significant to the Company’s consolidated financial statements.

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

For the Year Ended: December 31, 2011

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

For the Year Ended: December 31, 2011

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

For the Year Ended: December 31, 2011

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

The Company paid the first installment of $0.2 million in December 2010 and the final installment of $0.2 million in December 2011.

See also Note 10 for information on legal proceedings with Wider.

6.	Goodwill and Other Intangible Assets

Goodwill

In October 2011, the Company recorded goodwill of $0.2 million related to the acquisition of assets from Envision. Because the Company’s market capitalization exceeded its book value at December 31, 2011 and based on review of qualitative factors, there was no indication of goodwill impairment.

In January 2009, the Company recorded goodwill of $1.1 million related to the acquisition of Wi-Sys. In March 2009, the Company recorded goodwill impairment of $1.5 million because of the Company’s low market

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

capitalization. The impairment represented the full amount of its goodwill from its Wi-Sys acquisition in 2009 and $0.4 million remaining from the Company’s Licensing unit

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. Amortization expense was approximately $2.8 million, $2.9 million, and $2.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company had intangible assets of $30.7 million with accumulated amortization of $21.3 million at December 31, 2011 and intangible assets of $27.4 million with accumulated amortization of $18.5 million at December 31, 2010. Intangible assets consist principally of customer relationships, technology, trademarks and trade names.

The summary of other intangible assets, net as of December 31 for the years ended 2011 and 2010 is as follows:

	December 31, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships	$17,263	$10,554	$6,709	$16,763	$8,743	$8,020
Patents and technology	7,408	6,223	1,185	6,312	6,007	305
Trademarks and trade names	2,729	2,361	368	2,603	2,074	529
Other	3,254	2,184	1,070	1,714	1,703	11

	$30,654	$21,322	$9,332	$27,392	$18,527	$8,865

The increase in cost of approximately $3.3 million for intangible assets consists of $2.4 million of intangible assets contributed by Eclipse to PCTEL Secure in January 2011 and $0.9 million acquired from Envision in October 2011. See Note 3 for information related to PCTEL Secure and see Note 4 for information related to the acquisition of assets from Envision. Also see the long-lived asset section of Note 1 for more information on impairment expense. Accumulated amortization increased $2.8 million due to amortization expense.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	4 to 6 years	5.2
Patents and technology	1 to 6 years	5.6
Trademarks and trade names	3 to 8 years	7.7
Other	1 to 6 years	5.7

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

The Company’s scheduled amortization expense over the next five years is as follows:

Fiscal Year	Amount
2012	$2,971
2013	$2,646
2014	$2,130
2015	$1,419
2016	$166

7.	Comprehensive loss

The following table provides the calculation of other comprehensive income (loss) for the years ended December 31, 2011, 2010, and 2009:

	Years Ended December 31,
	2011	2010	2009
Net loss	$(111)	$(3,456)	$(4,483)
Foreign currency translation adjustments	60	30	22

Total comprehensive loss	$(51)	$(3,426)	$(4,461)

The only component in other comprehensive loss is foreign currency translation.

8.	Restructuring

The Company incurred restructuring expenses of $0.1 million, $0.9 million, and $0.5 million for the years ended December 31, 2011, 2010, and 2009, respectively. The restructuring liability was $0 and $0.3 million at December 31, 2011, and 2010, respectively. The restructuring liability is included in accrued liabilities in the consolidated balance sheets. There was no restructuring liability at December 31, 2011 or 2009.

2011 Restructuring Plan

During the third quarter 2011, the Company reduced the headcount of its Germantown, Maryland engineering organization due to the completion of several projects for scanning receivers. The restructuring plan consisted of the elimination of six positions. The Company incurred restructuring expense of $0.1 million, which consisted of severance and payroll related benefits.

2010 Restructuring Plans

During the year ended December 31, 2011, the Company paid $0.3 million for restructuring liabilities related to its 2010 functional reorganization.

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

For the Year Ended: December 31, 2011

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

The following table summarizes the restructuring charges recorded for the plans mentioned above:

	Years Ended December 31,
	2011	2010	2009
Severance and employment related costs	$117	$874	$413
Fixed asset dispositions	—	—	65
Relocation costs	—	57	—
Lease termination and office costs	—	—	15

	$117	$931	$493

The following table summarizes the Company’s restructuring activity during 2011 and the status of the reserves at year end:

	Accrual Balance at December 31, 2010	Restructuring Expense	Cash Payments	Accrual Balance at December 31, 2011
2011 Restructuring Plans
Engineering department reorganization	$0	$117	$(117)	$0
2010 Restructuring Plans
Functional reorganization	$324	—	$(324)	—

	$324	$117	$(441)	$0

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

9. Income Taxes

The Company recorded tax expense of $0.2 million in 2011, and income tax benefits of $1.9 million and $0.8 million in the years ended December 31, 2010 and 2009, respectively. The effective tax rate differed from the statutory Federal rate of 34% during 2011 primarily because of the noncontrolling interest of PCTEL Secure. In addition, the Company recorded income tax benefits related to state rate changes on its deferred tax assets and the release of its valuation allowance on its deferred tax assets subject to Chinese income taxes.

The effective tax rate was approximately equal to the Federal statutory rate of 35% during 2010. The effective tax rate differed from the statutory Federal rate of 35% during 2009 primarily due to foreign taxes, a rate change to our deferred tax assets, and the non-tax deductibility for the Wi-Sys goodwill impairment.

A reconciliation of the benefit for income taxes at the federal statutory rate compared to the benefit at the effective tax rate is as follows:

	Years Ended December 31
	2011	2010	2009
Statutory federal income tax rate	34%	35%	35%
State income tax, net of federal benefit	62%	2%	2%
Effect on noncontrolling interest	375%	—	—
Release of valuation allowance	-76%	—	—
Foreign income taxed at different rates	-41%	-2%	—
Research and development credits	-83%	2%	-6%
Return to provision adjustments	-38%	-1%	2%
Effective rate change to deferred tax assets	-55%	-1%	-1%
Tax effect of permanent differences	28%	—	-6%

	206%	35%	15%

The effective tax rate in 2011 is not meaningful because the small amount of pre-tax income causes the reconciling items described above to disproportionately impact the effective tax rate compared to what would normally be expected.

The domestic and foreign components of the loss before provision (benefit) for income taxes were as follows:

	Years Ended December 31,
	2011	2010	2009
Domestic	$(175)	$(5,109)	$(3,812)
Foreign	280	(222)	(1,454)

	$105	$(5,331)	$(5,266)

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

The benefit for income taxes consisted of the following:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$(49)	$(1,382)	$(1,187)
State	(19)	13	131
Foreign	47	27	132

	(21)	(1,342)	(924)
Deferred:
Federal	286	(540)	124
State	40	7	17
Foreign	(89)	—	—

	237	(533)	141

Total	$216	$(1,875)	$(783)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The net deferred tax accounts consist of the following:

	December 31,
	2011	2010
Deferred Tax Assets:
Amortization	$6,440	$6,849
Stock compensation	1,834	1,835
Federal, foreign, and state credits	790	678
Inventory reserves	403	367
Deferred compensation	470	436
Accrued vacation	329	299
Net operating loss carryforwards	442	241
Other	265	514

Gross deferred tax assets	10,973	11,219
Valuation allowance	(643)	(702)

Net deferred tax asset	10,330	10,517
Deferred Tax liabilities:
Depreciation	(603)	(500)

Net Deferred Tax Assets	$9,727	$10,017

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

The classification of deferred tax amounts on the balance sheet is as follows:

	December 31,
	2011	2010
Current:
Deferred tax assets	$896	$1,013
Deferred tax liabilities	—	—

Current deferred tax assets	896	1,013
Non-current:
Deferred tax assets	9,434	9,504
Deferred tax liabilities	(603)	(500)

Non-current deferred tax assets, net	8,831	9,004

Net Deferred Tax Assets	$9,727	$10,017

Deferred Tax Valuation Allowance

At December 31, 2011, the Company has $9.7 million of net deferred tax assets, including domestic net deferred tax assets of $9.6 million and foreign net deferred tax assets of $0.1 million. The Company has a valuation allowance of $0.6 million at December 31, 2011. At December 31, 2010, the Company had $10.0 million of net deferred tax assets, with a valuation allowance of $0.7 million. The net deferred tax assets at December 31, 2011 and 2010, respectively, are primarily related to intangible assets acquired under purchase accounting which are amortized for tax purposes over 15 years, but for shorter periods under generally accepted accounting principles. The valuation allowance at December 31, 2011 and 2010, respectively, relates to credits and state operating losses that the Company does not expect to realize because they correspond to tax jurisdictions where the Company no longer has significant operations.

On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company has incurred a cumulative tax loss exclusive of reversing temporary differences over the three years ended December 31, 2011 of ($7.7) million, and income on the same basis of $1.1 million for the year ended December 31, 2011. The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets. The future income required to realize the $9.6 million of net deferred tax assets over that period is $25.9 million. The result is that $0.9 million a year on average ($25.9 million/27.5 years) of income is required over the next 27.5 years to realize the net deferred tax assets.

In the Company’s judgment, an average of $0.9 million per year of income over an extended 27.5 year period represents a threshold that is unlikely to require extraordinary or unusual one-time events or actions on the Company’s part to meet. The Company’s estimate of future income over the recovery period is sufficient to realize the deferred tax assets.

Based on the evaluation of these factors taken as a whole, the Company believes that the positive evidence in the form of (i) a 27.5 year future recovery period, (ii) a modest average future annual income requirement of

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

$0.9 million is unlikely to require extraordinary or unusual one-time events or actions on the Company’s part to meet, and (iii) its estimate of future income, outweigh the negative evidence of a cumulative taxable loss from continuing operations exclusive of reversing temporary differences over the last three years. Therefore, the Company believes that the net deferred tax asset exclusive of the credits and state net operating losses is more likely than not to be realized.

Accounting for Uncertainty for Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits at December 31, 2011 and 2010 respectively is as follows:

	December 31,
	2011	2010
Beginning of period	$1,173	$1,133
Addition related to tax positions in current years	32	40

End of period	$1,205	$1,173

Included in the balance of total unrecognized tax benefits at December 31, 2011, are potential benefits of $1.2 million that if recognized, would affect the effective rate on income before taxes. The Company does not expect any of the potential benefits will be settled within the next twelve months. The Company is unaware of any positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes all interest and penalties, including those relating to unrecognized tax benefits as income tax expense. The Company’s income tax expense related to interest includes $1, 25, and $20, for the years ended December 31, 2011, 2010 and 2009, respectively for unrecognized tax benefits. At December 31, 2011 and 2010, respectively, the Company had interest payable of $47 and $45 related to unrecognized tax benefits.

Audits

The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company’s U.S. federal tax returns remain subject to examination for 2008 and subsequent periods. The Company’s state tax returns remain subject to examination for 2008 and subsequent periods.

Summary of Carryforwards

At December 31, 2011, the Company has a federal net operating loss carry forward of $1.0 million that expires in 2031, state net operating loss carry forwards of $4.5 million that expire between 2016 and 2031. The Company has $0.3 million relate to stock-based compensation tax deductions in excess of book compensation expense (APIC NOLs) that will be credited to additional paid in capital when such deductions reduce taxes payable as determined on a “with-and-without” basis. Additionally, the Company has $1.3 million of state research credits with no expiration.

Investment in Foreign Operations

The Company has not provided deferred U.S. income taxes and foreign withholding taxes on approximately $0.7 million of undistributed cumulative earnings of foreign subsidiaries because the Company considers such

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

earnings to be permanently reinvested in those operations. Upon repatriation of these earnings, the Company would be subject to U.S. income tax, net of available foreign tax credits. Determination of the deferred tax liability related to the repatriation of these earnings is not practical.

The Company’s subsidiary in Tianjin, China had a full tax holiday through 2008, and a partial tax holiday through 2011. The impact of the tax holiday was not material to the income tax provision (benefit) for the years ended December 31, 2011, 2010 and 2009, respectively.

10.	Commitments and Contingencies

Leases

The Company has operating leases for facilities through 2016 and office equipment through 2014. The future minimum rental payments under these leases at December 31, 2011, are as follows:

Year	Amount
2012	$787
2013	226
2014	97
2015	88
2016	45

Future minumum lease payments	$1,243

The rent expense under leases was approximately $0.7 million, $0.6 million, and $0.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company does not have any capital leases.

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The Company’s allowance for sales returns was $0.2 million at December 31, 2011 and December 31, 2010, respectively, and is included within accounts receivable on the consolidated balance sheet.

The Company offers repair and replacement warranties of primarily two years for antenna products and one year for scanners and receivers. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.2 million and $0.3 million at December 31, 2011 and 2010, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.

	Year Ended December 31,
	2011	2010
Beginning balance	$257	$228
Provisions for warranty	518	120
Consumption of reserves	(526)	(91)

Ending balance	$249	$257

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

Legal Proceedings

Litigation with Wider Networks LLC

In March 2009, the Company filed in the United States District Court for the District of Maryland, Greenbelt Division, a lawsuit against Wider Networks, LLC claiming patent infringement, unfair competition and false advertising, seeking damages as allowed pursuant to federal and Maryland law. In June 2009, Telecom Network Optimization, LLC d/b/a Wider Networks, filed a lawsuit against the Company for patent infringement. These cases were consolidated by the court. On November 5, 2009, the parties participated in a mandatory settlement conference and signed a binding memorandum of understanding resolving all disputes. The consolidated cases were dismissed without prejudice on November 6, 2009 and the Company reached a settlement agreement with Wider on December 9, 2009. Under the terms of the settlement, the Company became the exclusive distributor of Wider’s WIND 3G™ interference management system and the scanning receivers underlying those systems. The Company acquired all of the patents relating to Wider’s products for $1.2 million, of which $0.8 million was paid following execution of the settlement agreement and related documents and $0.2 million was due on the first and second anniversary dates of the settlement agreement. The Company paid the first $0.2 million installment in December 2010 and the last installment due in December 2011. The settlement left Wider Networks in business to continue developing and manufacturing its WIND 3G™ product and to retain ownership of all of its hardware design know-how and copyrighted software code related intellectual property. The settlement gives the Company another interference management product, suitable for certain markets, to distribute alongside CLARIFY®. See Note 5 for the accounting treatment of the Wider transaction.

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

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

11.	Shareholders’ Equity

Common Stock

The activity related to common shares outstanding for the years ended December 31, 2011, 2010 and 2009 as follows:

	2011	2010	2009
Beginning of year	18,286	18,494	18,236
Issuance of common stock on exercise of stock options	5	1	—
Issuance of restricted common stock and performance shares, net of cancellations	328	647	606
Issuance of common stock from purchase of Employee Stock Purchase Plan shares	107	94	94
Issuance of common stock for stock bonuses, net of shares for tax	48	10	90
Cancellation of stock for withholding tax for vested shares	(150)	(156)	(94)
Common stock buyback	(405)	(804)	(438)

End of Year	18,219	18,286	18,494

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock in one or more series, each with a par value of $0.001 per share. As of December 31, 2011 and 2010, no shares of preferred stock were issued or outstanding.

12.	Stock-Based Compensation

The consolidated statements of operations include $3.2 million, $4.6 million and $3.4 million of stock compensation expense in continuing operations for the years ended December 31, 2011, 2010 and 2009, respectively. Stock compensation expense for the year ended December 31, 2011 consists of $2.7 million for restricted stock and restricted stock unit awards, $0.3 million for performance share awards, and $0.2 million for stock option and stock purchase plan expenses. Stock compensation expense for the year ended December 31, 2010 consists of $3.4 million for restricted stock and restricted stock unit awards, $0.4 million for performance share awards, $0.2 million for stock option and stock purchase plan expenses, and $0.6 million for stock bonuses. Stock compensation expense for the year ended December 31, 2009 consists of $3.1 million for restricted stock and restricted stock unit awards, and $0.3 million for stock option and stock purchase plan expense.

The Company did not capitalize any stock compensation expense during the years ended December 31, 2011, 2010, and 2009. The Company did not issue any stock awards to employees or contributors of PCTEL Secure during the year ended December 31, 2011.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

The stock-based compensation is reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
	2011	2010	2009
Cost of revenues	$293	$415	$334
Research and development	579	674	634
Sales and marketing	647	975	500
General and administrative	1,724	2,546	1,894

Total	$3,243	$4,610	$3,362

The stock-based compensation expense by type is as follows:

	Years Ended December 31,
	2011	2010	2009
Service-based awards	$2,717	$3,395	$3,067
Performance-based awards	273	424	0
Stock option and employee purchase plans	236	215	276
Stock bonuses for short-term incentive plan	17	576	19

	$3,243	$4,610	$3,362

Restricted Stock — Serviced Based

The Company grants restricted shares as employee incentives as permitted under the Company’s 1997 Stock Plan, as amended and restated (“1997 Stock Plan”). In connection with the grant of service-based restricted stock to employees, the Company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. The Company records stock compensation expense ratably over the vesting period of the applicable service-based restricted shares. These grants vest over various periods, but typically vest over four years. During the years ended December 31, 2011, 2010, and 2009, the Company annually awarded service-based restricted stock to eligible employees. During 2009, the Company granted restricted stock to eligible new employees for incentive purposes.

During the year ended December 31, 2011, the Company issued 204,960 shares of service-based restricted stock with a grant date fair value of $1.3 million and recorded cancellations of 53,975 shares with a grant date fair value of $0.3 million. During the year ended December 31, 2010, the Company issued 743,250 shares of service-based restricted stock with a grant date fair value of $4.6 million and recorded cancellations of 164,600 shares with a grant date fair value of $0.9 million. During the year ended December 31, 2009, the Company issued 600,050 shares of service-based restricted stock with a grant date fair value of $2.5 million and recorded cancellations of 41,817 shares with a grant date fair value of $0.3 million.

During 2011, 405,946 service-based restricted shares vested with a grant date fair value of $2.6 million and intrinsic value of $2.9 million. During 2010, 450,765 service-based restricted shares vested with a grant date fair value of $3.2 million and intrinsic value of $2.5 million. During 2009, 265,109 service-based restricted shares vested with a grant date fair value of $2.3 million and intrinsic value of $1.7 million.

As of December 31, 2011, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock was approximately $3.6 million, net of estimated forfeitures to be recognized through 2016 over a weighted average period of 1.7 years.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

The following table summarizes service-based restricted stock activity for the years ended December 31:

	2011	2010	2009
Shares
Unvested Restricted Stock Awards — beginning of year	1,274,316	1,146,431	853,307
Shares awarded	204,960	743,250	600,050
Performance share units converted to restricted stock awards	102,941	—	—
Shares vested	(405,946)	(450,765)	(265,109)
Shares cancelled	(53,975)	(164,600)	(41,817)

Unvested Restricted Stock Awards — end of year	1,122,296	1,274,316	1,146,431

Weighted Average Fair Value
Unvested Restricted Stock Awards — beginning of year	$5.93	$6.14	$8.29
Shares awarded	6.45	6.19	4.24
Performance share units converted to restricted stock awards	6.21	—	—
Shares vested	6.37	7.00	8.67
Shares cancelled	5.80	5.64	6.85

Unvested Restricted Stock Awards — end of year	$5.90	$5.93	$6.14

Stock Options

The Company grants stock options to purchase the common stock. The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date. Employee options contain gradual vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. The Board of Directors options vest on the first anniversary of date of grant. Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. Historically, the Company has granted stock options with a ten year life. Beginning with options granted in July 2010, the Company grants stock options with a seven year life. During 2011 and 2010, the Company awarded stock options to eligible new employees for incentive purposes. No stock options were granted in 2009.

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

During the year ended December 31, 2011, the Company issued 8,700 options with a weighted average grant date fair value of $2.85. The Company received proceeds of $34 from the exercise of 5,125 options. The intrinsic value of these options exercised was $2. During the year ended December 31, 2011, the Company

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

recorded $54 to additional paid in capital related to vested stock options that were cancelled or expired. During the year ended December 31, 2010, the Company issued 24,500 options with a weighted average grant date fair value of $2.66. The Company received proceeds of $5 from the exercise of 781 options. The intrinsic value of these options exercised was $1. During the year ended December 31, 2009, the Company did not issue stock options and there were no stock option exercises.

The range of exercise prices for options outstanding and exercisable at December 31, 2011 was $5.50 to $12.16. The following table summarizes information about stock options outstanding under all stock option plans:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.50 — $ 7.20	217,371	3.46	$6.87	201,409	$6.91
7.27 — 7.90	143,246	2.16	7.59	140,346	7.59
7.93 — 8.37	146,267	1.39	7.99	146,267	7.99
8.44 — 8.76	148,680	3.96	8.65	148,326	8.65
9.09 — 9.16	246,627	4.15	9.13	246,627	9.13
9.19 — 10.25	162,780	3.51	9.72	160,884	9.72
10.46 — 10.80	147,660	2.41	10.70	147,456	10.70
10.83 — 11.68	145,550	2.47	11.34	145,550	11.34
11.84 — 11.84	47,000	2.12	11.84	47,000	11.84
12.16 — 12.16	6,400	0.01	12.16	6,400	12.16

$ 5.50 — $12.16	1,411,581	3.02	$9.02	1,390,265	$9.05

The weighted average contractual life and intrinsic value at December 31, 2011 was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	3.03	$27
Options Exercisable	2.98	$18

The intrinsic value is based on the share price of $6.84 at December 31, 2011.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

A summary of the Company’s stock option activity and shares available under all of the Company’s stock plans as of December 31:

	2011		2010		2009
	Shares Available	Options Outstanding	Shares Available	Options Outstanding	Shares Available	Options Outstanding
Beginning of Year	3,961,763	1,596,713	2,224,384	2,260,853	2,839,709	2,360,646
Shares authorized (deauthorized)	(360,003)	—	1,700,000	—	—	—
Options granted	(8,700)	8,700	(24,500)	24,500	—	—
Restricted stock awards	(307,901)	—	(743,250)	—	(600,050)	—
Restricted shares cancelled	53,975	—	164,600	—	41,817	—
Bonus and Director shares awarded	(84,616)	—	(39,830)	—	(156,885)	—
Options exercised	—	(5,125)	—	(781)	—	—
Options forfeited	9,027	(9,027)	677,187	(677,187)	16,362	(16,362)
Options cancelled/expired	179,680	(179,680)	10,672	(10,672)	83,431	(83,431)
Shares expired	(67,500)	—	(7,500)	—	—	—

End of Year	3,375,725	1,411,581	3,961,763	1,596,713	2,224,384	2,260,853

Exercisable		1,390,265		1,552,213		2,176,541

Weighted average exercise price:
Outstanding at Beginning of Year		$9.04		$9.80		$9.80
Options granted		6.90		6.13		—
Options exercised		6.72		6.16		—
Options forfeited		9.34		11.46		9.65
Options cancelled/expired		6.29		8.70		9.89

Outstanding at End of Year		$9.02		$9.04		$9.80

Exercisable at End of Year		$9.05		$9.10		$9.84

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2011	2010	2009
Dividend yield	1.7%	None	—
Risk-free interest rate	0.5%	0.6%	—
Expected volatility	52%	50%	—
Expected life (in years)	4.9	5.1	—

The Company issued its first quarterly dividend in November 2011. The dividend yield rate was calculated by dividing the Company’s annual dividend by the closing price on the grant date. The Company used a dividend yield of “None” in the valuation model for stock options for 2009 and 2010. Until November 2011, the Company had paid one cash dividend in May 2008, which was a special dividend as a partial distribution of the proceeds received from the sale of the Company’s Mobility Solution Group in 2008. The risk-free interest rate was based on the U.S. Treasury yields with remaining term that approximates the expected life of the options granted. The

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

Company calculates the volatility based on a five-year historical period of the Company’s stock price. The Company incorporates a forfeiture rate based on historical data in the expense calculation. The expected life used for options granted is based on historical data of employee exercise performance.

As of December 31, 2011, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $38, net of estimated forfeitures to be recognized through 2015 over a weighted average period of 1.5 years.

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

During the year ended December 31, 2011, the Company granted 139,691 performance units with a grant date fair value of $0.9 million and cancelled 35,083 performance units with a grant date fair value of $0.4 million. During the year ended December 31, 2010, the Company granted 100,000 performance units with a grant date fair value of $0.6 million and cancelled 24,726 performance units with a grant date fair value of $0.2 million. During the year ended December 31, 2009, the Company did not issue any performance units and did not record any cancellations of performance units.

During the year ended December 31, 2011, 30,037 performance units vested with a grant date fair value of $0.3 million and intrinsic value of $0.2 million, and 102,941 performance units were converted to time-based restricted stock awards. No performance units vested during 2010. During 2009, 10,342 performance units vested with a grant date fair value of $82 and intrinsic value of $50.

As of December 31, 2011, the unrecognized compensation expense related to the performance units expected to vest was approximately $0.7 million to be recognized through 2014 over a weighted average period of 1.9 years.

The following summarizes the performance unit activity during the years ended December 31:

	2011	2010	2009
Unvested Performance Units
Beginning of Year	161,276	86,002	96,344
Units awarded	139,691	100,000	—
Units vested	(30,037)	—	(10,342)
Performance share units converted to restricted stock awards	(102,941)	—	—
Units cancelled	(35,083)	(24,726)	—

End of Year	132,906	161,276	86,002

Weighted Average Fair Value
Beginning of year	$7.79	$9.65	$9.47
Units awarded	6.45	6.22	—
Units vested	9.67	—	7.97
Performance share units converted to restricted stock awards	6.21	—	—
Units cancelled	10.42	7.86	—

End of year	$6.48	$7.79	$9.65

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

Restricted Stock Units

The Company grants restricted stock units as employee incentives as permitted under the Company’s 1997 Stock Plan. Restricted stock units are primarily granted to foreign employees for long-term incentive purposes. Employee restricted stock units are service-based awards and are amortized over the vesting period. At the vesting date, these units are converted to shares of common stock.

The Company issued 4,400 service-based restricted stock units with a fair value of $28 to employees during the year ended December 31, 2011. During the year ended December 31, 2010, the Company granted 6,000 service-based restricted stock units with a grant date fair value of $37. During the year ended December 31, 2009, the Company granted 32,850 service-based restricted stock units with a grant date fair value of $220.

During the year ended December 31, 2011, 2,125 service-based restricted stock units vested with a grant date fair value of $13 and intrinsic value of $15. During the year ended December 31, 2010, 625 service-based restricted stock units vested with a grant date fair value of $4 and intrinsic value of $4. During the year ended December 31, 2009 12,500 service-based restricted stock units vested with a grant date fair value of $87 and intrinsic value of $67, and 17,850 service-based restricted stock units were cancelled with a grant date fair value of $112. The Company recorded stock compensation expense of $19, $11 and $87 for restricted stock units in the years ended December 31, 2011, 2010 and 2009, respectively.

The following summarizes the service-based restricted stock unit activity during the year ended December 31:

	2011	2010	2009
Unvested Restricted Stock Units
Beginning of Year	7,875	2,500	—
Units awarded	4,400	6,000	32,850
Units vested	(2,125)	(625)	(12,500)
Units cancelled	—	—	(17,850)

End of Year	10,150	7,875	2,500

Weighted Average Fair Value
Beginning of year	$6.13	$5.86	$—
Units awarded	6.47	6.22	6.68
Units vested	6.11	5.86	6.93
Units cancelled	—	—	6.27

End of year	$6.28	$6.13	$5.86

Employee Stock Purchase Plan (“ESPP”)

In May 1998, the Company reserved a total of 800,000 shares of common stock for future issuance under the Company’s ESPP, plus annual increases equal to the lessor of (i) 350,000 shares (ii) 2% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. The annual increase was the ESPP’s “evergreen” provision. The Board of Directors elected not to increase the shares in the Purchase Plan in January 2007. In June 2007, the stockholders approved an amended Purchase Plan whereby the shares were reduced to 750,000 and the evergreen provision was eliminated. The Purchase Plan was also extended to 2018. The Purchase Plan enables eligible employees to purchase common stock at the lower of 85% of the fair market

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

value of the common stock on the first or last day of each offering period. Each offering period is six months. During 2011, 2010, and 2009, 106,721, 93,656, and 93,901 shares were issued under the ESPP, respectively. As of December 31, 2011, the Company had 338,412 shares remaining that can be issued under the Purchase Plan.

The following summarizes the Purchase Plan activity during the years ended December 31:

	2011	2010	2009
Shares
Outstanding, beginning of year	—	—	—
Granted	106,721	93,656	93,901
Vested	(106,721)	(93,656)	(93,901)

Outstanding, end of year	—	—	—

Weighted Average Fair Value at Grant Date
Outstanding, beginning of year	$—	$—	$—
Granted	1.99	1.69	1.57
Vested	1.99	1.69	1.57

Outstanding, end of year	$—	$—	$—

Based on the 15% discount and the fair value of the option feature of this plan, this plan is considered compensatory. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The Company recognized compensation expense of $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2011, 2010, and 2009, respectively. The weighted average estimated fair value of purchase rights under the ESPP was $1.99, $1.69, and $1.57 for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Employee Stock Purchase Plan
	2011	2010	2009
Dividend yield	1.7%	None	None
Risk-free interest rate	0.2%	0.4%	0.8%
Expected volatility	52%	49%	48%
Expected life (in years)	0.5	0.5	0.5

The Company issued its first quarterly dividend in November 2011. The dividend yield rate was calculated by dividing the Company’s annual dividend by the closing price on the grant date. The Company used a dividend yield of “None” in the valuation model for stock options for 2009 and 2010. Until November 2011, the Company had paid one cash dividend in May 2008, which was a special dividend as a partial distribution of the proceeds received from the sale of the Company’s Mobility Solutions Group. The risk-free interest rate was based on the U.S. Treasury yields with remaining term that approximates the expected life of the options granted. The dividend yield rate is calculated by dividing the Company’s annual dividend by the closing price on the grant date. The Company calculates the volatility based on a five-year historical period of the Company’s stock price. The expected life used is based on the offering period.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

Short Term Bonus Incentive Plan

Bonuses related to the Company’s 2009 and 2010 Short Term Incentive Plan (“STIP”) were paid 50% in cash and 50% in the Company’s common stock to executives, and 100% in cash to non-executives. The shares earned under the plan were issued in the first quarter following the end of each fiscal year. In March 2011, the Company issued 48,345 shares, net of shares withheld for payment of withholding tax under the 2010 STIP. In March 2010, the Company issued 1,952 shares, net of shares withheld for payment of withholding tax under the 2009 STIP, and in October 2010, under a severance agreement, issued another 6,339 shares, net of shares withheld for payment of withholding tax, under the 2010 STIP. In February 2009, the Company issued 90,173 shares, net of shares withheld for payment of withholding tax, under the 2008 Short Term Incentive Plan. For the Company’s 2011 STIP, all bonuses were paid in cash in February 2012.

Board of Director Equity Awards

Beginning in 2009, the Board of Directors elected to receive their annual equity award in the form of shares of the Company’s stock or in shares of vested restricted stock units. During the year ended December 31, 2011, the Company issued 12,958 shares of the Company’s stock with a fair value of $85 and issued 28,508 restricted stock units with fair value of $187 that vested immediately to the Board of Directors for the annual equity awards. During the year ended December 31, 2010, the Company issued 27,971 shares of the Company’s stock with a fair value of $172 and issued 16,099 restricted stock units with fair value of $99 that vested immediately to the Board of Directors for the annual equity awards. During the year ended December 31, 2009, the Company issued 21,326 shares of the Company’s stock with a fair value of $132 and issued 22,458 restricted stock units with fair value of $139 that vested immediately to the Board of Directors for the annual equity awards.

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority. During the years ended December 31, 2011, 2010, and 2009, the Company paid $1.3 million, $0.9 million, and $0.8 million for withholding taxes related to stock awards.

Stock Plans

1997 Stock Plan

In November 1996, the Board of Directors adopted and approved the 1997 Stock Plan (“1997 Plan”). Under the 1997 Plan, the Board may grant to employees, directors and consultants options to purchase the common stock and/or stock purchase rights at terms and prices determined by the Board. In August 1999, the Board of Directors and the stockholders approved an amendment and restatement of the 1997 Plan that increased the number of authorized shares of the common stock the Company may issue under the 1997 Plan to 5,500,000. The plan allowed further annual increases in the number of shares authorized to be issued under the 1997 Plan by an amount equal to the lesser of (i) 700,000 shares, (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. Effective at the annual shareholders meeting on June 5, 2006, the shareholders approved an amended and restated 1997 Plan (“New 1997 Plan”) that expires in 2016. The existing shares available for issuance and options outstanding were transferred from the 1997 Plan to the New 1997 Plan. The New 1997 Plan provides for the issuance of 2,300,000 shares plus any shares which have been reserved

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

under the 1998 Directors Option Plan (“Directors Plan”) and any shares returned to the Directors Plan. In connection with the approval of the New 1997 Plan, an additional 716,711 shares were authorized. On June 15, 2010, the Company’s stockholders approved the amendment and restatement of the 1997 Stock Plan to, among other things increase the number of shares of common stock authorized for issuance under the 1997 Stock Plan. The Company registered an additional 1,700,000 shares of its common stock under a Registration Statement on Form S-8 filed with the SEC with an effective date of July 20, 2010. As of December 31, 2011, options to acquire 1,208,613 shares were outstanding and a total of 3,104,367 shares remain available for future grants.

2001 Non-Statutory Stock Option Plan

In August 2001, the Board of Directors adopted and approved the 2001 Non-statutory Stock Option Plan (“2001 Plan”). Options granted under the 2001 Plan were exercisable at any time within ten years from the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. As of June 15, 2010 the stockholders approved certain changes to the 1997 Stock Plan that included the following: (i) there would be no additional grants from the 2001 Stock Plan; and (ii) any shares returned (or that would have otherwise returned) to the 2001 Plan, would be added to the shares of common stock authorized for issuance under the 1997 Stock Plan. The 2001 Plan terminated in August 2011 and options to acquire 202,968 shares were outstanding at December 31, 2011.

Executive Plan

In 2001, in connection with the hiring and appointment of two executive officers of PCTEL, the Company granted an aggregate amount of 300,000 options at $8.00 per share outside of any stock option plan, pursuant to individual stock option agreements. In 2011, the remaining 45,000 shares expired and the plan was terminated.

Common Stock Reserved for Future Issuance

At December 31, 2011 the Company had 4,854,360 shares of common stock that could potentially be issued under various stock-based compensation plans described in this footnote. A summary of the reserved shares of common stock for future issuance are as follows:

	December 31,
	2011	2010
1997 Stock Plan	4,312,980	4,711,375
2001 Stock Plan	202,968	565,596
Executive Plan	—	45,000
Employee Stock Purchase Plan	338,412	445,133

Total shares reserved	4,854,360	5,767,104

These amounts include the shares available for grant and the options outstanding.

13.	Stock Repurchases

The Company repurchases shares of common stock under share repurchase programs authorized by the Board of Directors. All share repurchase programs are announced publicly. On November 21, 2008, the Board of Directors authorized the repurchase of shares up to a value of $5.0 million. In August 2010, the Company

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

reached the authorized value under the November 2008 plan. On August 4, 2010, the Company’s Board of Directors authorized the repurchase of shares up to an additional value of $5.0 million. The Company completed this share repurchase program in September 2011.

The following table is a summary of the share repurchases by year for the fiscal years ended December 31:

Fiscal Year	Shares	Amount
2009	438,413	$2,509
2010	804,486	$4,933
2011	405,628	$2,559

14.	Segment, Customer and Geographic Information

The Company operates in two segments for reporting purposes. Beginning with the formation of PCTEL Secure in January 2011, the Company reports the financial results of PCTEL Secure as a separate operating segment. Because PCTEL Secure is a joint venture, the Company makes decisions regarding allocation of resources separate from the rest of the Company. The Company’s CODM uses the profit and loss results and the assets in deciding how to allocate resources and assess performance between the segments.

	Year Ended December 31, 2011
	PCTEL	PCTEL Secure	Consolidating	Total
REVENUES	$76,844	$0	$0	$76,844
COST OF REVENUES	40,982	—	—	40,982

GROSS PROFIT	35,862	—	—	35,862

OPERATING EXPENSES:
Research and development	10,286	1,626	—	11,912
Sales and marketing	10,359	133	—	10,492
General and administrative	10,733	66	—	10,799
Amortization of intangible assets	2,258	537	—	2,795
Restructuring charges	117	—	—	117

Total operating expenses	33,753	2,362	—	36,115

OPERATING INCOME (LOSS)	2,109	(2,362)	—	(253)
Other income, net	358	—	—	358

INCOME (LOSS) BEFORE INCOME TAXES	2,467	(2,362)	—	105
Expense for income taxes	—	—	216	216

NET INCOME (LOSS)	2,467	(2,362)	(216)	(111)
Less: Net loss attributable to noncontrolling interests	—	—	(1,158)	(1,158)

NET INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	$2,467	$(2,362)	$942	$1,047

	Balance at December 31, 2011
	PCTEL	PCTEL Secure	Consolidating	Total
TOTAL ASSETS	$130,457	$3,007	$0	$133,464

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

The Company’s revenue to customers outside of the United States, as a percent of total revenues, is as follows:

	Years Ended December 31,
Region	2011	2010	2009
Europe, Middle East, & Africa	20%	24%	25%
Asia Pacific	11%	11%	14%
Other Americas	8%	9%	7%

Total Foreign sales	39%	44%	46%

Total Domestic sales	61%	56%	54%

	100%	100%	100%

One customer had accounted for revenues of 10% or greater in two of the three previous fiscal years as follows:

	Years Ended December 31,
Customer	2011	2010	2009
Ascom AG	7%	10%	10%

Ascom, from which the Company acquired scanning receiver assets in December 2009, continues to purchase scanning receiver products from the Company. At December 31, 2011 and 2009, no customer accounts receivable balance represented greater 10% or greater of gross receivable. At December 31, 2010 one customer accounts receivable balance represented 14% of gross receivables and no other customer accounts receivable balance represented greater than 10% of gross receivables.

The long-lived assets by geographic region as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
United States	$36,659	$39,238
All Other	751	668

	$37,410	$39,906

15.	Benefit Plans

401(k) Plan

The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the first month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The Company may make discretionary contributions to the 401(k) plan. The Company recorded expense for employer contributions to the 401(k) plan of $0.7 million in the year ended December 31, 2011 and $0.6 million in the years ended December 31, 2010, and 2009 respectively.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

Foreign Employee Benefit Plans

The Company contributes to various retirement plans for foreign employees. The Company made contributions to these plans of $156, $103, and $75 for the years ended December 31, 2011, 2010, and 2009 respectively.

Executive Deferred Compensation Plan

The Company provides an Executive Deferred Compensation Plan for executive officers, senior managers and directors. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses. In addition, the Company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the Company’s executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. At December 31, 2011 and 2010, the deferred compensation obligation was $1.3 million and $1.2 million, respectively, and was included in long-term liabilities in the consolidated balance sheets. The Company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in other noncurrent assets in the consolidated balance sheets.

16.	Quarterly Data (Unaudited)

	Quarters Ended,
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$18,233	$19,109	$19,494	$20,008
Gross profit	8,221	9,004	9,354	9,283
Operating income (loss)	(760)	(230)	370	367
Income (loss) before provision for income taxes	(649)	(139)	434	459
Net income (loss)	(345)	(215)	218	231
Net income (loss) attributable to PCTEL.Inc.	(119)	25	492	649

Net income (loss) available to common shareholders	$(682)	$(68)	$386	$548

Basic earnings per share:
Net loss available to common shareholders	$(0.04)	$(0.00)	$0.02	$0.03
Diluted earnings per share:
Net loss available to common shareholders	$(0.04)	$(0.00)	$0.02	$0.03
Weighted average shares — Basic	17,199	17,355	17,238	17,056
Weighted average shares — Diluted	17,199	17,355	17,640	17,652

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2011

	Quarters Ended,
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$15,573	$17,807	$17,314	$18,560
Gross profit	7,219	8,114	7,013	8,766
Operating loss from continuing operations	(1,440)	(1,690)	(1,498)	(1,305)
Loss before provision for income taxes	(1,281)	(1,603)	(1,421)	(1,026)
Net loss	(795)	(1,028)	(929)	(704)
Net loss attributable to PCTEL.Inc.	(795)	(1,028)	(929)	(704)

Net income (loss) available to common shareholders	$(795)	$(1,028)	$(929)	$(704)

Basic earnings per share:
Net loss available to common shareholders	$(0.05)	$(0.06)	$(0.05)	$(0.04)
Diluted earnings per share:
Net loss available to common shareholders	$(0.05)	$(0.06)	$(0.05)	$(0.04)
Weighted average shares — Basic	17,487	17,540	17,360	17,092
Weighted average shares — Diluted	17,487	17,540	17,360	17,092

In the quarter ended December 31, 2010, the Company recorded intangible asset impairment expense of $1.1 million.

17.	Subsequent Events

Quarterly Dividend

On January 25, 2012, the Company announced the declaration of its regular quarterly dividend of $0.03 per share on its common stock, payable February 15, 2012 to shareholders of record at the close of business on February 8, 2012.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our management’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective to provide assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, our independent registered public accounting firm, has audited and issued their report on our internal control over reporting, which is included herein.

(c)	Changes in Internal Control Over Financial Reporting

We reported a material weakness in disclosure controls and procedures related to accounting for share based payments in our PCTEL Secure joint venture for both the period ended March 31, 2011 and June 30, 2011 that resulted in accounting errors during those periods and required a restatement of our consolidated financial statements on Form 10-Q/A.

We have from time to time engaged outside accounting research consulting firms to assist management in formulating its application of accounting guidance to complex transactions, such as the PCTEL Secure joint venture. We engaged a national public accounting, accounting research consulting firm with affiliates worldwide (the “SAS 50 Advisor”) to assist us with our application of accounting guidance to all aspects of the PCTEL Secure joint venture. To avoid recurrence of errors such as the one described above, the Company implemented the following changes to internal controls for the periods ended September 30, 2011 and December 31, 2011.

•	We have utilized a different SAS 50 Advisor going for our complex accounting guidance research support.

•	We have enhanced the internal review procedures within the Company over complex transactions.

We concluded that the new controls were operating effectively during those periods and that the material weakness was remediated at December 31, 2011.

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

Item 9B:    Other Information

None.

PART III

Item 10:    Directors, Executive Officers and Corporate Governance

The information with respect to the directors and the board committees of the Company required to be included pursuant to this Item 10 is included in the 2012 Proxy Statement which will be filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference.

The information regarding executive and director compensation in response to this item is included in PCTEL’s proxy statement for the 2012 Annual Meeting of Stockholders and is incorporated by reference herein. Information included under the caption “Compensation Committee Report” in PCTEL’s proxy statement for the 2012 Annual Meeting of Stockholders is incorporated by reference herein; however, this information shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 11:    Executive Compensation

The information regarding security ownership is included under the caption “Security Ownership of Certain Beneficial Owners and Management in PCTEL’s proxy statement for the 2012 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership is included under the caption “Security Ownership of Certain Beneficial Owners and Management in PCTEL’s proxy statement for the 2012 Annual Meeting of Stockholders and is incorporated by reference herein.

The information regarding securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in PCTEL’s proxy statement for the 2012 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13:    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” contained in PCTEL’s proxy statement for the 2012 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 14:    Principal Accounting Fees and Services

Information regarding principal accounting fees and services is under the caption “Summary of Fees” in PCTEL’s proxy statement for the 2012 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

The Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K on pages 33 to 71.

(a) (2)	Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report under “Schedule II” immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2011.

All other information called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

PCTEL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Addition (Deductions)	Balance at End of Year
Year Ended December 31, 2009:
Allowance for doubtful accounts	$121	(106)	74	$89
Warranty reserves	$193	(85)	120	$228
Deferred tax asset valuation allowance	$1,151	(468)	(35)	$648
Year Ended December 31, 2010:
Allowance for doubtful accounts	$89	87	(16)	$160
Warranty reserves	$228	46	(17)	$257
Deferred tax asset valuation allowance	$648	54	—	$702
Year Ended December 31, 2011:
Allowance for doubtful accounts	$160	(2)	(26)	$132
Warranty reserves	$257	384	(392)	$249
Deferred tax asset valuation allowance	$702	(59)	—	$643

All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

a) (3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description	Reference
2.1	Asset Purchase Agreement, dated December 10, 2007, by and between Smith Micro Software, Inc. and PCTEL, Inc. Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Section 6.01(b)(2) of Regulation S-	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K dated December 12, 2007.

Exhibit No.	Description	Reference
2.2	Asset Purchase Agreement, dated March 14, 2008, by and between Bluewave Antenna Systems, Ltd., and PCTEL, Inc.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated March 17, 2008.
2.3	Asset Purchase Agreement, dated August 14, 2008, by and between SWT Scotland and PCTEL, Inc.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated August 18, 2008.
2.4	Share Purchase Agreement dated January 5, 2009, by and between PCTEL, Inc., Gyles Panther and Linda Panther.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated January 6, 2009.
3.1	Amended and Restated Certificate of Incorporation of PCTEL, Inc.	Incorporated by reference to exhibit number 3.2 filed with the Registrant’s Registration Statement on Form S-1 (Filie No. 333-84707).
3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to exhibit number 3.3 filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.1	Specimen common stock certificate	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).
10.1+	Form of Indemnification Agreement between PCTEL, Inc. and each of its directors and officers	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).
10.23+	2001 Nonstatutory Stock Option Plan and form of agreements hereunder	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on October 3, 2001 (File No. 333-70886).
10.25+	Employment Agreement between Jeffrey A. Miller and PCTEL, Inc., dated November 7, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10.25.1+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Jeffrey A. Miller	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.26+	Employment Agreement between John Schoen and the Registrant, dated November 12, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.
10.26.1+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by, and between PCTEL, Inc. and John Schoen	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.32+	Stock Option Agreement of Jeffrey A. Miller, dated November 15, 2001	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (File No. 333-75204).
10.33+	Stock Option Agreement of John Schoen, dated November 15, 2001	Incorporated by reference herein to the Registrant's Registration Statement of Form S-8 filed on December 14, 2001 (File No. 333-75204).

Exhibit No.	Description	Reference
10.37+	Executive Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.38+	Executive Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.39+	Board of Directors Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.40+	Board of Directors Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.44	Purchase and Sale Agreement dated November 1, 2004, between PCTEL, Inc. and Evergreen Brighton, L.L.C.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.48	Purchase Agreement dated April 14, 2005 between PCTEL Antenna Products Group, a wholly owned subsidiary of PCTEL, Inc. and Quintessence Publishing Company, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.49+	Letter Agreement dated August 18, 2005 between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on August 23, 2005
10.50	Lease Agreement dated September 16, 2005 between PCTEL Maryland, Inc. and First Campus Limited Partnership for an office building located at 20410 Observation Drive, Germantown, MD 20876	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2005
10.55+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.56+	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Steve Deppe	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.59+	1998 Employee Stock Purchase Plan and related standard form of agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2007.
10.60+	Executive Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2007.

Exhibit No.	Description	Reference
10.61+	Employment Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10.62+	Management Retention Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10.63+	Form of Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.
10.64+	Form of Amended and Restated Management Retention Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on October 9, 2007.
10.65+	Offer Letter dated May 16, 2007 with Robert Suastegui relating to Mr. Suastegui's employment	Incorporated by reference to exhibit number 10.61 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
10.66+	Form of 1997 Stock Plan Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.68+	PCTEL, Inc., 1997 Stock Plan, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.
10.69+	PCTEL, Inc., 1997 Stock Plan Form of Stock Option Award Agreement, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.
10.70+	PCTEL, Inc., 2001 Nonstatutory Stock Option Plan, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.
10.71+	PCTEL, Inc, 2001 Nonstatutory Stock Option Plan Form of Stock Option Agreement, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.
10.72+	PCTEL, Inc, 1997 Stock Plan, as amended and restated June 15, 2010	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2010.
10.73	Limited Liability Company Agreement, dated January 5, 2011, by and between PCTEL, Inc. and Eclipse Design Technologies, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on January 11, 2011.
10.74+	Letter agreement dated April 12, 2011 between PCTEL, Inc. and Anthony Kobrinetz covering severance benefits	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on April 14, 2011.

Exhibit No.	Description	Reference
10.75	Amended and restated Limited Liability Company Agreement, dated January 5, 2011, by and between PCTEL, Inc. and Eclipse Design Technologies, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on May 24, 2011.
21.1	List of significant subsidiaries	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith
101	The following materials from PCTEL, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

PCTEL, Inc.
A Delaware corporation (Registrant)

/S/ MARTIN H. SINGER
Martin H. Singer
Chairman of the Board and Chief Executive Officer

Dated: March 15, 2012

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

Signature	Title	Date

/S/ MARTIN H. SINGER (Martin H. Singer)	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2012

/S/ JOHN SCHOEN (John Schoen)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012

/S/ RICHARD C. ALBERDING (Richard C. Alberding)	Director	March 15, 2012

/S/ MICHAEL DAVIDSON (Michael Davidson)	Director	March 15, 2012

/S/ BRIAN J. JACKMAN (Brian J. Jackman)	Director	March 15, 2012

/S/ STEVEN D. LEVY (Steven D. Levy)	Director	March 15, 2012

Signature	Title	Date

/S/ GIACOMO MARINI (Giacomo Marini)	Director	March 15, 2012

/S/ JOHN SHEEHAN (John Sheehan)	Director	March 15, 2012

/S/ CARL A. THOMSEN (Carl A. Thomsen)	Director	March 15, 2012