Form 10-Q
period 2012-03-31
PC TEL INC
filed 2012-05-09
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,466,123 as of May 9, 2012

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2012

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$17,840	$19,418
Short-term investment securities	46,567	42,210
Accounts receivable, net of allowance for doubtful accounts of $120 and $132 at March 31, 2012 and December 31, 2011, respectively	12,788	14,342
Inventories, net	13,246	13,911
Deferred tax assets, net	896	896
Prepaid expenses and other assets	1,359	2,277

Total current assets	92,696	93,054
Property and equipment, net	13,696	13,590
Long-term investment securities	3,497	7,177
Goodwill	161	161
Intangible assets, net	8,587	9,332
Deferred tax assets, net	8,831	8,831
Other noncurrent assets	1,568	1,319

TOTAL ASSETS	$129,036	$133,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,963	$5,651
Accrued liabilities	3,906	7,092

Total current liabilities	9,869	12,743
Long-term liabilities	2,374	2,144

Total liabilities	12,243	14,887

Redeemable equity	1,731	1,731

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,487,060 and 18,218,537 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	18	18
Additional paid-in capital	136,949	137,117
Accumulated deficit	(22,368)	(20,941)
Accumulated other comprehensive income	124	121

Total stockholders’ equity of PCTEL, Inc.	114,723	116,315
Noncontrolling interest	339	531

Total equity	115,062	116,846

TOTAL LIABILITIES AND EQUITY	$129,036	$133,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	(unaudited)
	Three Months Ended
	March 31,
	2012	2011
REVENUES	$17,161	$18,233
COST OF REVENUES	9,983	10,012

GROSS PROFIT	7,178	8,221

OPERATING EXPENSES:
Research and development	2,807	2,983
Sales and marketing	2,516	2,608
General and administrative	2,752	2,718
Amortization of intangible assets	745	672

Total operating expenses	8,820	8,981

OPERATING LOSS	(1,642)	(760)
Other income, net	75	111

LOSS BEFORE INCOME TAXES	(1,567)	(649)
Benefit for income taxes	(456)	(304)

NET LOSS	(1,111)	(345)
Less: Net loss attributable to noncontrolling interests	(353)	(226)

NET LOSS ATTRIBUTABLE TO PCTEL, INC.	(758)	(119)
Less: adjustments to redemption value of noncontrolling interests	(122)	(563)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(880)	$(682)

Basic Earnings per Share:
Net loss available to common shareholders	$(0.05)	$(0.04)
Diluted Earnings per Share:
Net loss available to common shareholders	$(0.05)	$(0.04)

Weighted average shares — Basic	17,264	17,199
Weighted average shares — Diluted	17,264	17,199

Cash dividend per share	$0.03	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

	(unaudited)
	Three Months Ended
	March 31,
	2012	2011
NET LOSS	$(1,111)	$(345)

OTHER COMPREHENSIVE INCOME:
Foreign Currency Translation Adjustments	3	13

COMPREHENSIVE LOSS	(1,108)	(332)

Comprehensive loss attributable to noncontrolling interests	(353)	(226)

COMPREHENSIVE LOSS ATTRIBUTABLE TO PCTEL, INC.	$(755)	$(106)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

				Accumulated
				Other
		Additional		Comprehensive	Total			Redeemable
	Common	Paid-In	Retained	Income	Stockholders’	Noncontrolling	Total	Noncontrolling
	Stock	Capital	Deficit	(Loss)	Equity of PCTEL, Inc.	Interest	Equity	Interest
BALANCE, DECEMBER 31, 2011	$18	$137,117	$(20,941)	$121	$116,315	$531	$116,846	$1,731

Stock-based compensation	—	698	—	—	698	—	698	—
Issuance of shares for stock purchase and option plans	—	294	—	—	294	—	294	—
Cancellation of shares for payment of withholding tax	—	(1,162)	—	—	(1,162)	—	(1,162)	—
Share-based payments for PCTEL Secure	—	—	—	—	—	24	24	15
Adjustment to temporary equity for PCTEL Secure	—	—	(122)	—	(122)	—	(122)	122
Dividend	—	2	(547)	—	(545)	—	(545)	—
Net income (loss)	—	—	(758)	—	(758)	(216)	(974)	(137)
Change in cumulative translation adjustment, net	—	—	—	3	3	—	3	—

BALANCE, MARCH 31, 2012	$18	$136,949	$(22,368)	$124	$114,723	$339	$115,062	$1,731

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net loss	$(1,111)	$(345)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,331	1,303
Stock-based compensation	698	821
Share-based expense	39	29
Loss on disposal/sale of property and equipment	4	—
Payment of withholding tax on stock based compensation	(1,162)	(1,197)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,554	(562)
Inventories	664	(831)
Prepaid expenses and other assets	668	(793)
Accounts payable	312	2,093
Income taxes payable	(20)	—
Other accrued liabilities	(2,915)	(1,624)
Deferred revenue	(22)	(191)

Net cash provided by (used in) operating activities	40	(1,297)

Investing Activities:
Capital expenditures	(696)	(1,800)
Purchase of investments	(17,077)	(17,663)
Redemptions/maturities of short-term investments	16,400	15,405

Net cash used in investing activities	(1,373)	(4,058)

Financing Activities:
Proceeds from issuance of common stock	294	270
Cash dividend	(545)	—

Net cash (used in) provided by financing activities	(251)	270

Net decrease in cash and cash equivalents	(1,584)	(5,085)
Effect of exchange rate changes on cash	6	15
Cash and cash equivalents, beginning of year	19,418	23,998

Cash and Cash Equivalents, End of Period	$17,840	$18,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2012 (Unaudited)

(in thousands except per share data and as otherwise noted)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company established its current antenna product portfolio with a series of acquisitions. In 2004 the Company acquired MAXRAD, Inc. (“MAXRAD”), as well as certain product lines from Andrew Corporation (“Andrew”), which established its core product offerings in WiFi, LMR and GPS. Over the next several years the Company added additional capabilities within those product lines and additional served markets with the acquisition of certain assets from Bluewave Antenna Systems, Ltd (“Bluewave”) in 2008, and the acquisitions of Wi-Sys Communications, Inc (“Wi-Sys”) in 2009, and Sparco Technologies, Inc. (“Sparco”) in 2010. The Company’s WiMAX antenna products were developed and brought to market through the Company’s ongoing operations.

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

Segment reporting

The Company operates in two segments for reporting purposes. Beginning with the formation of PCTEL Secure in January 2011, we report the financial results of PCTEL Secure as a separate operating segment. Because PCTEL Secure is a joint venture, we make decisions regarding allocation of resources separate from the rest of the Company. Our chief operating decision maker uses the profit and loss results and the assets of the segments in deciding how to allocate resources and assess performance between the segments.

Basis of Consolidation

The condensed consolidated balance sheet as of March 31, 2012 and the condensed consolidated statements of operations, statements of comprehensive loss, and cash flows for the three months ended March 31, 2012 and 2011, respectively are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2011.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements include the accounts of PCTEL Secure. Because the Company has a 51% ownership interest in PCTEL Secure, 49% of PCTEL Secure’s net loss is recorded as noncontrolling interest in the condensed consolidated statements of operations for the three months ended March 31, 2012 and March 31, 2011, and 49% of the equity in PCTEL Secure is recorded as noncontrolling interest. All intercompany accounts and transactions have been eliminated.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“the 2011 Form 10-K”). There were no changes in the Company’s significant accounting policies during the three months ended March 31, 2012. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2011 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2011 Form 10-K. The results for the operations for the period ended March 31, 2012 may not be indicative of the results for the period ending December 31, 2012.

Foreign Currency Translation

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $10 and $8 for the three months ended March 31, 2012 and 2011, respectively.

Recent Accounting Guidance

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to its guidance on fair value measurements and disclosures. The amendments generally represent clarification of fair value measurements, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The amendment also expands the disclosures for fair value measurements that are estimated using significant unobservable inputs (Level 3). The amendments became effective for the period ending March 31, 2012. The adoption of this amendment did not impact the Company’s consolidated financial statements.

2. Fair Value of Financial Instruments

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2012	2011
Basic Earnings Per Share computation:
Numerator:
Net loss	$(1,111)	$(345)
Net loss attributable to noncontrolling interests	(353)	(226)

Net loss attributable to PCTEL, Inc.	$(758)	$(119)
Less: adjustments to redemption value of noncontrolling interests	(122)	(563)

Net loss available to common shareholders	$(880)	$(682)

Denominator:
Common shares outstanding	17,264	17,199

Earnings per common share — basic

Net loss available to common shareholders	$(0.05)	$(0.04)

Diluted Earnings Per Share computation:
Numerator:
Net loss	$(1,111)	$(345)
Net loss attributable to noncontrolling interests	(353)	(226)

Net loss attributable to PCTEL, Inc.	$(758)	$(119)
Less: adjustments to redemption value of noncontrolling interests	(122)	(563)

Net loss available to commons shareholders	$(880)	$(682)

Denominator:
Common shares outstanding	17,264	17,199
Restricted shares and performance shares subject to vesting	*	*
Common stock option grants	*	*

Total shares	17,264	17,199

Earnings per common share — diluted

Net loss available to common shareholders	$(0.05)	$(0.04)

*	As denoted by “*” in the table above, the weighted average common stock option grants, performance shares and restricted shares of 421,000 for the three months ended March 31, 2012, and 474,000 for the three months ended March 31, 2011, respectively, were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consist of the following:

	March 31,	December 31,
	2012	2011
Cash	$16,085	$17,028
Cash equivalents	1,755	2,390
Short-term investments	46,567	42,210
Long-term investments	3,497	7,177

	$67,904	$68,805

Cash and Cash equivalents

At March 31, 2012, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At March 31, 2012 and December 31, 2011, the Company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. Government Agency securities or bank repurchase agreements collateralized by the these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the Company’s U.S. banks is fully insured by the Federal Deposit Insurance Corporation due to the balances being below the maximum insurable amounts.

At March 31, 2012, the Company had $16.1 million in cash and $1.8 million in cash equivalents and at December 31, 2011, the Company had $17.0 million in cash and $2.4 million in cash equivalents. The Company had $0.9 million of cash and cash equivalents in foreign bank accounts at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, the Company has no intentions of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

At March 31, 2012 and December 31, 2011, the Company’s short-term and long-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, and AA or higher rated corporate bonds all classified as held-to-maturity.

At March 31, 2012, the Company had invested $24.1 million in pre-refunded municipal bonds, $16.8 million in U.S. government agency bonds and $9.2 million in AA rated or higher corporate bonds. The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities. The bonds, classified as short-term investments, have original maturities greater than 90 days and mature in less than one year. At March 31, 2012, the Company had $3.5 million classified as long-term investment securities. The bonds classified as long-term investments have maturities greater than one year but less than two years. The Company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains were $25 at March 31, 2012. Approximately 12% of the Company’s bonds were protected by bond default insurance at March 31, 2012.

At December 31, 2011, the Company had invested $23.6 million in pre-refunded municipal bonds, $18.3 million in U.S. government agency bonds, and $7.5 million in AA rated or higher corporate bonds, and classified $7.2 million as long-term investment securities.

The Company categorizes its financial instruments within a fair value hierarchy established in accounting and disclosures for fair value measurements. The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2. For the Level 2 investments, the Company uses quoted prices of similar assets in active markets.

Cash equivalents and investments measured at fair value were as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,755	$0	$0	$1,755	$2,390	$0	$0	$2,390
Investments:
US government agency bonds	—	16,800	—	16,800	—	18,256	—	18,256
Municipal bonds	—	24,095	—	24,095	—	23,616	—	23,616
Corporate debt securities	—	9,194	—	9,194	—	7,550	—	7,550

Total	$1,755	$50,089	$0	$51,844	$2,390	$49,422	$0	$51,812

5. Goodwill and Intangible Assets

Goodwill

In October 2011, the Company recorded goodwill of $0.2 million related to the acquisition of assets from Envision. Because the Company’s market capitalization exceeded its book value at December 31, 2011 and based on review of qualitative factors, there was no indication of goodwill impairment.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of March 31, 2012 and December 31, 2011 are as follows:

	March 31,			December 31,
	2012			2011
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$17,263	$11,027	$6,236	$17,263	$10,554	$6,709
Patents and technology	7,408	6,342	1,066	7,408	6,223	1,185
Trademarks and trade names	2,729	2,390	339	2,729	2,361	368
Other	3,254	2,308	946	3,254	2,184	1,070

	$30,654	$22,067	$8,587	$30,654	$21,322	$9,332

The $0.7 million decrease in the net book value of intangible assets at March 31, 2012 compared to December 31, 2011 reflects amortization expense of $0.7 million recorded for the three months ended March 31, 2012.

The Company’s scheduled amortization expense for 2012 and the next five years is as follows:

Fiscal Year	Amount
2012	$2,971
2013	$2,646
2014	$2,130
2015	$1,419
2016	$166

6. Balance Sheet Information

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 60 days. The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $0.1 million at March 31, 2012 and at December 31, 2011. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing. Inventories as of March 31, 2012 and December 31, 2011 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The Company had consigned inventory with customers of $0.9 million at March 31, 2012 and December 31, 2011. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $1.6 million and $1.5 million at March 31, 2012 and December 31, 2011, respectively.

Inventories consisted of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Raw materials	$8,973	$10,573
Work in process	764	476
Finished goods	3,509	2,862

Inventories, net	$13,246	$13,911

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

Property and equipment consists of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Building	$6,207	$6,207
Computers and office equipment	8,411	7,962
Manufacturing and test equipment	8,888	8,831
Furniture and fixtures	1,169	1,169
Leasehold improvements	302	230
Motor vehicles	27	27

Total property and equipment	25,004	24,426
Less: Accumulated depreciation and amortization	(13,078)	(12,606)
Land	1,770	1,770

Property and equipment, net	$13,696	$13,590

Liabilities

Accrued liabilities consist of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Paid time off	$1,008	$940
Inventory receipts	771	1,457
Payroll, bonuses, and other employee benefits	478	3,015
Warranties	244	249
Professional fees	233	197
Due to Sparco shareholders	198	198
Real estate taxes	188	159
Employee stock purchase plan	110	232
Deferred revenues	56	78
Other	620	567

Total	$3,906	$7,092

Long-term liabilities consist of the following:

	March 31,	December 31,
	2012	2011
Executive deferred compensation plan	$1,520	$1,272
Income taxes	825	825
Deferred rent	25	42
Deferred revenues	4	5

	$2,374	$2,144

7. PCTEL Secure

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

The initial capitalization of PCTEL Secure was $4.9 million, consisting of $2.5 million of cash, $1.1 million of in-process research and development, $0.8 million for non-compete agreements, and $0.5 million for service agreements. The values for the intangible assets were the fair values of the intangible assets modeled at the time of execution of the agreements. The intangible assets are being amortized for book purposes, but are not deductible for tax purposes. At the date of acquisition, the weighted average amortization period of the intangible assets acquired was 2.4 years. The Company estimated the fair value (and remaining useful lives) of the assets.

Based on review of accounting rules for consolidation, the Company concluded that (a) it has financial control of PCTEL Secure as it holds two of the three board seats and (b) Eclipse’s rights under the agreements are protective rights that do not override the presumption that the majority-owned subsidiary should be consolidated. Therefore, the Company has consolidated the financial results of PCTEL Secure into the Company’s consolidated financial statements for the three months ended March 31, 2012 and 2011.

The Company provides services to PCTEL Secure at cost for facilities, financial services, general and administrative services, order management, manufacturing and distribution, and marketing services. The term of the Company’s service agreement is through December 31, 2013, with one year extensions thereafter as agreed by the parties. The Company also entered into a line of credit agreement with PCTEL Secure. Under the terms of the line of credit agreement, the Company agreed to lend PCTEL Secure up to $4.0 million at an 8% fixed interest rate. The maturity date for this agreement is June 30, 2014. There have been no borrowings under this line of credit. PCTEL Secure has adequate cash to fund operations through the third quarter 2012.

The limited liability company agreement of PCTEL Secure (“LLC Agreement”) provided several mechanisms for the orderly transition of the Company’s ownership from 51% to 100%. Since the execution of the LLC Agreement, the Company and Eclipse have changed PCTEL Secure’s business model selling mobile phones with secure software embedded licensing its proprietary secure software to third parties for integration on their devices. While the cash flow does not change with the new licensing business model, the revenue decreases dramatically because the licensing royalty per unit is significantly less than the sales price per unit of an entire secure phone. The formulas set forth in the LLC Agreement used to calculate the enterprise value of PCTEL Secure (“EV”) for the purpose of the orderly transition of ownership through call and put rights are multiples of revenue and backlog. Thus the most likely value of Eclipse’s put right and the Company’s call rights are the minimum value expressed in the formula. Based on this model change, the Company and Eclipse agreed to modify the agreement in a first amendment to the LLC Agreement effective December 31, 2011 (“LLC Amendment”).

The features of the LLC Agreement, as amended by the LLC Amendment, are summarized as follows:

The Company’s first call right: The Company exercised its first call right on March 30, 2012 in accordance with the provision of the LLC Agreement requiring Eclipse to sell to the Company 19% of the membership interests in PCTEL Secure for a price of $0.9 million. In its notice to Eclipse, the Company designated as the closing date for the purchase May 29, 2012 or such earlier date on which the Company exercises its mandatory call right (as described below).

Eclipse put right: In the event that the Company did not exercise its first call right, Eclipse had a put right pursuant to which Eclipse could require the Company to purchase 19% of the membership interests in PCTEL Secure; however, such put right has been rendered ineffective because the Company has given notice that it will exercise its first call right.

Mandatory call right: The Company is obligated to purchase from Eclipse all outstanding PCTEL Secure membership interests if a baseline product is delivered by March 31, 2012 and passes a defined acceptance test. This mandatory call expires if the baseline product is not delivered by March 31, 2012 or the baseline product is determined by the designated arbiter to have deficiencies after a second round of acceptance testing. The baseline product was delivered by such date, but testing by the designated arbiter is ongoing as of the date of this report. The mandatory call price is $0.8 million.

The Company’s second call right: This call right is exercisable by the Company if the mandatory call expires unexercised and terminates on December 31, 2013. The Company’s second call price is based on the EV, which was reduced from $4.9 million to $2.66 million by the LLC Amendment. This translates into a reduction of Eclipse’s remaining 30% of the membership interests from $1.5 million to $0.8 million.

The Company’s third call right: If the second call right is not exercised, and after 8 months from the December 31, 2013 expiration date Eclipse fails to complete a sale of its membership interests to a third party, then the Company has the right to purchase Eclipse’s membership interests using the EV calculated at the expiration of the second call right.

In accordance with accounting rules for redeemable financial instruments, the Company recorded redeemable equity of $1.7 million at March 31, 2012 and December 31, 2011. The redeemable equity consists of the $0.9 million fair value of the first call right and the $0.8 million fair value for the mandatory call right. At March 31, 2012, the $0.9 million is redeemable equity because the Company exercised the first call, and $0.8 million is redeemable equity because the baseline product was delivered under the terms of the mandatory call right.

Eclipse identified an employee of PCTEL Secure and two contractors for Eclipse as key contributors of services. Eclipse entered into cash bonus arrangements with the three key contributors. The bonus agreements grant these key contributors the right for each to receive a cash bonus from the net proceeds received by Eclipse upon exercise of Eclipse’s put right, the Company’s second call right, or the Company’s third call right, which results in a qualifying sale of Eclipse’s membership interests in PCTEL Secure. Participation in the net proceeds paid to Eclipse from a qualifying sale of Eclipse’s membership interests is equivalent to each key contributor having been a 5% owner of PCTEL Secure. The Company determined that the qualifying sale of Eclipse’s membership interests was probable upon the date of formation, January 5, 2011. The Company has control over the entity based on its ownership position and number of board seats. PCTEL has the ability to exercise the call rights based on its available cash and investments and lack of indebtedness. The development program undertaken within PCTEL Secure is part of the Company’s strategic growth strategy, and it is the Company’s intent to acquire all membership interests in PCTEL Secure for the products it is creating.

The Company recorded $0.1 million of compensation expense for share-based payments in accordance with accounting for stock compensation for the three key contributors of PCTEL Secure referenced above during the three months ended March 31, 2012 and 2011. Each key contributor receives a specific percentage of the net proceeds received by Eclipse upon a qualifying sale of its interests and the amount of proceeds for the qualifying sale is determined based on a predetermined multiple of revenues and backlog. Forfeiture is unlikely because of sufficiently large disincentives for nonperformance. For these key contributors, the Company recorded the pro-rata portion of the total expense of $0.4 million to be recognized over the service period ending March 31, 2012. The service period is based on the exercise of the first call right and the probable exercise of the mandatory call right as of March 31, 2012. The fair value of the bonus amounts was based on 15% of the EV of $2.66 million. Since the Company is a noncontributing investor to the share-based payment arrangements, the Company recognized income equal to the amount that its interest in PCTEL Secure’s equity increased as a result of the disproportionate funding of the compensation costs. This amount is included in other income, net in the condensed consolidated statements of operations for the three months ended March 31, 2012 and March 31, 2011, respectively.

PCTEL Secure incurred losses of $0.7 million for the three months ended March 31, 2012. Since the allocation of PCTEL Secure’s profits and losses is based on its 51% membership interest, the Company recorded approximately $0.4 as net loss attributable to noncontrolling interest for the three months ended March 31, 2012. See the segment information in Note 13 for information related to the financial results of PCTEL Secure. The noncontrolling equity on the balance sheet reflects Eclipse’s share of the equity of PCTEL Secure. The noncontrolling equity includes permanent equity of $0.3 million and the redeemable equity of $1.7 million. The redeemable equity is reflected in the mezzanine section of the balance sheet.

The summary of noncontrolling interest during the year ended March 31, 2012 is as follows:

	Noncontrolling Interest
	Permanent	Redeemable	Total
Balance at December 31, 2011	$531	$1,731	$2,262
Share-based payments for PCTEL Secure	24	15	39
Adjustment to temporary equity for PCTEL Secure	—	122	122
Net loss attributable to noncontrolling interest	(216)	(137)	(353)

Balance at March 31, 2012	$339	$1,731	$2,070

During the three months ended March 31, 2012, 30% of the share-based payment expense associated with the awards to key contributors is credited to Eclipse’s noncontrolling interest and 19% of the share-based expense associated with the award to key contributors is credited to redeemable equity. Since the redeemable equity is fixed at $1.7 million at March 31, 2012, the Company recorded a $0.1 million adjustment to retained earnings during the three months ended March 31, 2012.

8. Acquisitions

Purchase of assets from of Envision Wireless, Inc.

On October 25, 2011, the Company purchased certain assets from Envision Wireless Inc. (“Envision”), an engineering services business based in Melbourne, Florida. The engineering service business (“NES”) focuses on the radio frequency (“RF”) issues pertaining to in-building coverage and capacity and its target market is relevant to the Company’s antenna and scanning receiver businesses. NES provides value-added analysis of collected data to public cellular carriers, network infrastructure providers, and real estate companies. The key employees of Envision became employees of the Company. Envision revenues were approximately $2.4 million for the year ended December 31, 2010. The pro-forma effect on the financial results of the Company as if the acquisition had taken place on January 1, 2011 is not significant.

The Company paid cash consideration of $1.5 million to acquire customer relationships, accounts receivable and fixed assets. The consideration was determined based on the fair value of the intangible assets modeled at the time of the negotiation, which were updated at the time of closing. With the acquisition of assets from Envision, the Company entered into a lease for a 1,624 square foot facility used for sales activities in Melbourne, Florida. The term of the lease is through October 2012. The cash consideration paid in connection with the acquisition was provided from the Company’s existing cash. The acquisition related costs related to this asset purchase were not significant to the Company’s consolidated financial statements.

The intangible assets are being amortized for book and tax purposes. At the date of the acquisition, the weighted average book amortization period of the intangible assets acquired was 5.0 years. The Company estimated the fair value (and remaining useful lives) of the assets and liabilities.

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

9. Stock-Based Compensation

The condensed consolidated statements of operations include $0.7 million and $0.8 million of stock compensation expense for the three months ended March 31, 2012 and 2011, respectively. Stock compensation expense for the three months ended March 31, 2012 consists of $0.6 million for restricted stock awards, and $0.1 million for stock option and stock purchase plan expenses. Stock compensation expense for the three months ended March 31, 2011 consists of $0.6 million for restricted stock awards, $0.1 million for performance share awards, and $0.1 million for stock option and stock purchase plan expenses.

The Company did not capitalize any stock compensation expense during the three months ended March 31, 2012 or 2011. The Company did not issue any stock awards to employees or contributors of PCTEL Secure during the three months ended March 31, 2012 and 2011.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2012	2011
Cost of revenues	$104	$69
Research and development	140	156
Sales and marketing	130	182
General and administrative	324	414

Total	$698	$821

Restricted Stock — Service Based

The Company grants restricted shares as employee incentives as permitted under the Company’s 1997 Stock Plan, as amended and restated (“1997 Stock Plan”). In connection with the grant of restricted stock to employees, the Company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. Stock-based compensation expense is recorded ratably over the vesting period of the applicable shares. These grants vest over various periods, but typically vest over four years.

During the three months ended March 31, 2012, the Company issued 229,950 shares of restricted stock with grant date fair value of $1.6 million and recorded cancellations of 5,988 shares with grant date fair value of $39. During the three months ended March 31, 2012, the Company also converted 139,150 performance units with a grant date fair value of $0.9 million to time-based restricted stock.

During the three months ended March 31, 2011, the Company issued 154,750 shares of restricted stock with grant date fair value of $1.1 million and recorded cancellations of 5,325 shares with grant date fair value of $29. During the three months ended March 31, 2011, the Company also converted 102,941 performance units with a grant date fair value of $0.6 million to time-based restricted stock.

For the three months ended March 31, 2012, 452,230 restricted shares vested with grant date fair value of $2.6 million and intrinsic value of $3.4 million. For the three months ended March 31, 2011, 381,696 restricted shares vested with grant date fair value of $2.4 million and intrinsic value of $2.8 million.

At March 31, 2012, total unrecognized compensation expense related to restricted stock was approximately $5.5 million, net of forfeitures to be recognized through 2016 over a weighted average period of 1.7 years.

The following table summarizes restricted stock activity for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Awards — December 31, 2011	1,122,296	$5.90
Shares awarded	229,950	7.04
Performance share units converted to restricted stock awards	139,150	6.47
Shares vested	(452,230)	5.87
Shares cancelled	(5,988)	6.53

Unvested Restricted Stock Awards — March 31, 2012	1,033,178	$6.24

Stock Options

The Company may grant stock options to purchase common stock. The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date. Employee stock options contain gradual vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. The Board of Director stock options vest on the first anniversary of the grant year. Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. Historically, the Company has granted stock options with a ten year life. Beginning with options granted in July 2010, the Company granted stock options with a seven year life. During 2012 and 2011, the Company awarded stock options to eligible new employees for incentive purposes.

The fair value of each unvested stock option was estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the employee stock options.

During the three months ended March 31, 2012 the Company issued 4,500 stock options with a weighted average grant date value of $2.77. The Company received proceeds of $25 from the exercise of 3,719 options. The intrinsic value of these options exercised was $3. During the three months ended March 31, 2012, 119,548 options were cancelled or expired.

During the three months ended March 31, 2011 the Company issued 3,800 stock options with a weighted average grant date value of $3.15. The Company received proceeds of $18 from the exercise of 2,500 options. The intrinsic value of these options exercised was $1. During the three months ended March 31, 2011, 69,200 options were cancelled or expired.

As of March 31, 2012, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $43, net of estimated forfeitures to be recognized through 2016 over a weighted average period of 1.4 years.

The range of exercise prices for options outstanding and exercisable at March 31, 2012 was $5.50 to $11.84. The following table summarizes information about stock options outstanding under all stock plans at March 31, 2012:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted-		Weighted
Range of			Number	Contractual Life	Average	Number	Average
Exercise Prices			Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$5.50	—	$7.06	129,287	5.16	$6.65	112,664	$6.69
7.09	—	7.46	130,619	1.46	7.24	126,417	7.24
7.53	—	7.93	151,200	1.72	7.77	151,200	7.77
8.07	—	8.76	162,291	3.62	8.62	162,181	8.62
9.09	—	9.12	114,627	3.40	9.09	114,627	9.09
9.16	—	9.16	132,000	4.34	9.16	132,000	9.16
9.19	—	10.25	136,280	3.89	9.69	135,347	9.69
10.46	—	10.80	144,460	1.81	10.70	144,343	10.70
10.83	—	11.55	135,050	2.26	11.31	135,050	11.31
11.68	—	11.84	57,000	1.86	11.81	57,000	11.81

$5.50	—	$11.84	1,292,814	2.99	$9.05	1,270,829	$9.09

The intrinsic value and contractual life of the options outstanding and exercisable at March 31, 2012 were as follows:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	3.04	$17
Options Exercisable	2.98	$11

The intrinsic value is based on the share price of $6.65 at March 31, 2012.

The following table summarizes the stock option activity for the three months ended March 31, 2012:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at December 31, 2011	1,411,581	$9.02
Granted	4,500	7.15
Exercised	(3,719)	6.72
Expired or Cancelled	(119,548)	8.71

Outstanding at March 31, 2012	1,292,814	$9.05

Exercisable at March 31, 2012	1,270,829	$9.09

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

During the three months ended March 31, 2012, the Company granted 169,650 performance units with a grant date fair value of $1.2 million and cancelled 1,320 performance units with a grant date fair value of $9. In the first quarter of 2012, 4,836 performance units vested with a grant date fair value of $33 and intrinsic value of $36. During the three months ended March 31, 2012, 139,150 performance units were converted to time-based restricted stock awards.

During the three months ended March 31, 2011, the Company granted 139,691 performance units with a grant date fair value of $1.0 million and cancelled 35,083 performance units with a grant date fair value of $0.4 million. In the first quarter of 2011, 30,037 performance units vested with a grant date fair value of $290 and intrinsic value of $225. During the three months ended March 31, 2011, 102,941 performance units were converted to time-based restricted stock awards.

Based on the Company’s evaluation of the performance targets, there was no unrecognized compensation expense related to the unvested performance units as of March 31, 2012.

The following table summarizes the performance share activity during the three months ended March 31, 2012:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Performance Units — December 31, 2011	132,906	$6.48
Units awarded	169,650	7.00
Units vested	(4,836)	6.75
Performance share units converted to restricted stock awards	(139,150)	6.47
Units cancelled	(1,320)	6.75

Unvested Performance Units — March 31, 2012	157,250	$7.04

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

The Company issued 5,000 time-based restricted stock units with a fair value of $35 to employees during the three months ended March 31, 2012. During the three months ended March 31, 2012, 2,600 restricted stock units vested with a grant date fair value of $16 and intrinsic value of $20.

The Company issued 4,400 time-based restricted stock units with a fair value of $31 to employees during the three months ended March 31, 2011. During the three months ended March 31, 2011, 1,500 restricted stock units vested with a grant date fair value of $9 and intrinsic value of $11.

As of March 31, 2012, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $100, to be recognized through 2016 over a weighted average period of 1.9 years.

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2012:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Restricted Stock Units — December 31, 2011	10,150	$6.28
Units awarded	5,000	7.04
Units vested	(2,600)	6.33

Unvested Restricted Stock Units — March 31, 2012	12,550	$6.58

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is six months. The Company received proceeds of $0.3 million from the issuance of 48,032 shares under the ESPP in February 2012 and received proceeds of $0.3 million from the issuance of 54,751 shares under the ESPP in February 2011.

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

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	March 31,
	2012	2011
Dividend yield	1.8%	None
Risk-free interest rate	0.2%	0.3%
Expected volatility	51%	52%
Expected life (in years)	0.5	0.5

The Company issued its first quarterly dividend in November 2011 and plans to continue to issue quarterly dividends of $0.03 per share. The dividend yield rate was calculated by dividing the Company’s annual dividend by the closing price on the grant date. The Company used a dividend yield of “None” in the valuation model for stock options issued through the third quarter 2011. Until November 2011, the Company had paid one cash dividend in May 2008, which was a special dividend as a partial distribution of the proceeds received from the sale of the Company’s Mobility Solutions Group. The risk-free interest rate was based on the U.S. Treasury yields with a remaining term that approximates the expected life of the options granted. The dividend yield rate is calculated by dividing the Company’s annual dividend by the closing price on the grant date. The Company calculates the volatility based on a five-year historical period of the Company’s stock price. The expected life used is based on the offering period.

Short Term Bonus Incentive Plan (“STIP”)

For the Company’s 2011 Short Term Incentive Plan (“STIP”), all bonuses were paid in cash in February 2012. Bonuses related to the Company’s 2010 STIP were paid 50% in cash and 50% in the Company’s common stock to executives, and 100% in cash to non-executives. The shares earned under the plan were issued in the first quarter following the end of the fiscal year. In March 2011, the Company issued 48,345 shares, net of shares withheld for payment of withholding tax under the 2010 STIP.

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority. The Company paid $1.2 million for withholding taxes related to stock awards during the three months ended March 31, 2012 and 2011, respectively.

Stock Repurchases

The Company repurchases shares of common stock under share repurchase programs authorized by the Board of Directors. All share repurchase programs are announced publicly. On August 4, 2010, the Company’s Board of Directors authorized the repurchase of shares up to a value of $5.0 million. The Company completed its purchase of shares under this share repurchase program in September 2011. During 2011, the Company repurchased 405,628 shares for $2.6 million. No shares were repurchased during the three months ended March 31, 2012, and as of March 31, 2012, no additional shares may be repurchased under any share repurchase program.

10. Benefit Plans

Employee Benefit Plans

The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan, up to the statutorily prescribed annual limit. The Company may make discretionary contributions to the 401(k) plan. The Company made employer contributions of $219 and $195 to the 401(k) plan for the three months ended March 31, 2012 and 2011, respectively. The Company also contributes to various retirement plans for foreign employees. The Company made contributions to these plans of $51 and $41 for the three months ended March 31, 2012 and 2011 respectively.

Executive Deferred Compensation Plan

The Company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses. In addition, the Company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. The deferred compensation obligation included in Long-Term Liabilities in the condensed consolidated balance sheets was $1.5 million at March 31, 2012 and $1.3 million at December 31, 2011. The Company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Non-Current Assets.

11. Commitments and Contingencies

Leases

The Company has operating leases for office facilities through 2017 and office equipment through 2014. The future minimum rental payments under these leases at March 31, 2012, are as follows:

Year	Amount
2012	$616
2013	274
2014	144
2015	135
2016	92
Thereafter	14

Future minumum lease payments	$1,275

The Company does not have any capital leases.

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The Company’s allowance for sales returns was $0.2 million at March 31, 2012 and December 31, 2011, respectively.

The Company offers repair and replacement warranties of primarily two years for antenna products and one year for scanning receiver products. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.2 million at March 31, 2012 and December 31, 2011, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in the warranty reserves during the three months ended March 31, 2012 and 2011, were as follows:

	Three Months Ended March 31,
	2012	2011
Beginning balance	$249	$257
Provisions for warranty	25	35
Consumption of reserves	(30)	(119)

Ending balance	$244	$173

Restructuring

There was no restructuring activity during the three months ended March 31, 2012.

During the three months ended March 31, 2011, the Company paid $0.1 million for restructuring liabilities related to its 2010 functional reorganization.

12. Income Taxes

The Company recorded an income tax benefit of $0.5 million for the three months ended March 31, 2012. The tax benefit for the three months ended March 31, 2012 differs from the statutory rate of 34% primarily because of the noncontrolling interest in PCTEL Secure and state income taxes.

The Company recorded an income tax benefit of $0.3 million for the three months ended March 31, 2011. The tax benefit for the three months ended March 31, 2011 differs from the statutory rate of 34% because of the noncontrolling interest in PCTEL Secure, as well as a rate change for deferred taxes recorded as a discrete item in the first quarter of 2011.

The Company’s valuation allowance against its deferred tax assets was $0.7 million at March 31, 2012 and December 31, 2011. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. While the Company recorded a net loss during the three months ended March 31, 2012, the Company’s long-term forecasts continue to support the realization of its deferred tax assets. The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets.

The Company’s gross unrecognized tax benefit was $1.2 million both at March 31, 2012 and December 31, 2011. The Company believes that it is reasonably possible that its unrecognized tax benefits related to research credits could decrease by approximately $0.7 million in the next 12 months as a result of settlements, lapses of statutes of limitations and other adjustments.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s federal and state income tax years, with limited exceptions, are closed through 2007.

PCTEL Secure is a pass-through entity for income tax purposes. The Company recognizes its share of PCTEL Secure’s taxable income or loss based on its ownership interest. The Company has not recorded a tax benefit relating to the 49% noncontrolling interest in PCTEL Secure.

13. Segment, Customer and Geographic Information

The Company operates in two segments for reporting purposes. Beginning with the formation of PCTEL Secure in January 2011, the Company reports the financial results of PCTEL Secure as a separate operating segment. Because PCTEL Secure is a joint venture, the Company makes decisions regarding allocation of resources separate from the rest of the Company. The Company’s chief operating decision maker uses the profit and loss results and the assets of the segments in deciding how to allocate resources and assess performance between the segments.

The results of operations by segment are as follows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
	PCTEL	PCTEL Secure	Consolidating	Total	PCTEL	PCTEL Secure	Consolidating	Total
REVENUES	$17,161	$0	$0	$17,161	$18,233	$0	$0	$18,233
COST OF REVENUES	9,983	—	—	9,983	10,012	—	—	10,012

GROSS PROFIT	7,178	—	—	7,178	8,221	—	—	8,221

OPERATING EXPENSES:
Research and development	2,316	491	—	2,807	2,707	276	—	2,983
Sales and marketing	2,509	7	—	2,516	2,565	43	—	2,608
General and administrative	2,733	19	—	2,752	2,687	31	—	2,718
Amortization of intangible assets	542	203	—	745	561	111	—	672

Total operating expenses	8,100	720	—	8,820	8,520	461	—	8,981

OPERATING LOSS	(922)	(720)	—	(1,642)	(299)	(461)	—	(760)
Other income, net	75	—	—	75	111	—	—	111

LOSS BEFORE INCOME TAXES	(847)	(720)		(1,567)	(188)	(461)		(649)
Benefit for income taxes	—	—	(456)	(456)	—	—	(304)	(304)

NET LOSS	(847)	(720)	456	(1,111)	(188)	(461)	304	(345)
Less: Net loss attributable to noncontrolling interests	—	—	(353)	(353)	—	—	(226)	(226)

NET LOSS ATTRIBUTABLE TO PCTEL, INC.	$(847)	$(720)	$809	$(758)	$(188)	$(461)	$530	$(119)

The assets by segment are as follows as of March 31, 2012 and 2011:

	Balance at March 31, 2012				Balance at March 31, 2011
	PCTEL	PCTEL Secure	Consolidating	Total	PCTEL	PCTEL Secure	Consolidating	Total
TOTAL ASSETS	$126,573	$2,463	—	$129,036	$128,272	$4,568	—	$132,840

The Company’s revenues to customers outside of the United States, as a percent of total revenues for the three months ended March 31, 2012 and 2011, respectively were as follows:

	Three Months Ended
	March 31,
	2012	2011
Region
Europe, Middle East, & Africa	15%	22%
Asia Pacific	10%	10%
Other Americas	6%	9%

Total Foreign sales	31%	41%

Revenue from the Company’s major customers representing 10% or more of total revenues for the three ended March 31, 2012 and 2011, respectively were as follows:

	Three Months Ended March 31,
	2012	2011
Customer
Customer A	10%	6%

14. Subsequent Events

The Company has evaluated events and transactions occurring subsequent to March 31, 2012 through the date of this report. During this period, there were no subsequent events other than the one described below.

On April 25, 2012, the Company announced the declaration of its regular quarterly dividend of $0.03 per share on its common stock, payable May 15, 2012 to shareholders of record at the close of business on May 8, 2012.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2011 contained in our Annual Report on Form 10-K filed on March 15, 2012. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning. Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those projected in these forward-looking statements.

Introduction

PCTEL is a global leader in propagation and optimization solutions for the wireless industry. The Company designs and develops software-based radios (scanning receivers) for wireless network optimization and develops and distributes innovative antenna solutions. We design Android-based secure communication products through PCTEL Secure.

Revenue growth for antenna products is driven by emerging wireless applications in the following markets: public safety, military, and government applications; supervisory control and data acquisition (“SCADA”), health care, energy, smart grid and agricultural applications; indoor wireless, wireless backhaul, and cellular applications. Revenue growth for scanning receiver products, interference management products, and optimization services is driven by the deployment of new wireless technology and the need for wireless networks to be tuned and reconfigured on a regular basis.

The Company has an intellectual property portfolio related to antennas, the mounting of antennas, and scanning receivers. These patents are being held for defensive purposes and are not part of an active licensing program.

The Company operates in two segments for reporting purposes. Beginning with the formation of PCTEL Secure in January 2011, we report the financial results of PCTEL Secure as a separate operating segment. Because PCTEL Secure is a joint venture, we make decisions regarding allocation of resources separate from the rest of the Company. Our chief operating decision marker uses the profit and loss results and the assets of the segments in deciding how to allocate resources and assess performance between the segments. We did not report segment information for PCTEL Secure in this section because PCTEL Secure has been in the development stage during 2011 and the first quarter 2012.

Results of Operations

Three Months Ended March 31, 2012 and 2011

(in thousands)

Revenues

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revenue	$17,161	$18,233
Percent change from year ago period	(5.9%)	17.1%

Revenues decreased 5.9% in the three months ended March 31, 2012 compared to the same period in 2011. In the three months ended March 31, 2012 versus the comparable period in the prior year, the net decrease consists of approximately 8% decrease in scanning receiver products, offsetting approximately 2% increase in antenna products. The reduction in scanning receiver products is attributed to carrier spending delays. Antenna product revenues were slightly higher than last year, reflecting the strong first quarter last year of the initial deployment of our high rejection GPS antenna products.

Gross Profit

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Gross profit	$7,178	$8,221
Percentage of revenue	41.8%	45.1%
Percent of revenue change from year ago period	(3.3%)	(1.3%)

The gross profit percentage of 41.8% for the three months ended March 31, 2012 was 3.3% lower than the comparable period in fiscal 2011. The lower gross profit percentage reflects the decrease in revenue mix of our scanning receiver products and optimization services, with their higher margins relative to antenna products. Product mix contributed 2.7% gross margin percentage decline and lower product margins contributed 0.6% of the gross margin percentage decline.

Research and Development

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Research and development	$2,807	$2,983
Percentage of revenues	16.4%	16.4%
Percent change from year ago period	(5.9%)	(3.3%)

Research and development expenses decreased approximately $0.2 million for the three months ended March 31, 2012 compared to the comparable period in 2011. Research and development expenses declined by $0.4 million primarily due to the completion of several projects in scanning receiver development, offsetting an increase in expenses of $0.2 million related to PCTEL Secure.

Sales and Marketing

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Sales and marketing	$2,516	$2,608
Percentage of revenues	14.7%	14.3%
Percent change from year ago period	(3.5%)	15.4%

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses decreased approximately $0.1 million for the three months ended March 31, 2012 compared to the same period in fiscal 2011. The decrease was primarily due to lower variable compensation expenses based on lower revenues and operating results in the three months ended March 31, 2012 compared to the prior year period.

General and Administrative

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
General and administrative	$2,752	$2,718
Percentage of revenues	16.0%	14.9%
Percent change from year ago period	1.3%	6.5%

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses were approximately the same for the three months ended March 31, 2012 compared to the same period in fiscal 2011. Additional expense related to the implementation of our new Enterprise Resource Planning (“ERP”) system offset lower expenses for variable compensation. The implementation of the ERP system is expected to be completed during the third quarter 2012.

Amortization of Other Intangible Assets

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Amortization of other intangible assets	$745	$672
Percentage of revenues	4.3%	3.7%

Amortization increased approximately $0.1 million during the three months ended March 31, 2012 compared to the same period in 2011. Amortization expense increased due to the amortization related to the acquisition of assets from Envision in October 2011 and amortization for in-process research and development for PCTEL Secure, offsetting lower amortization because certain intangible assets for antenna product acquisitions became fully amortized in 2011.

Other Income, Net

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Other income, net	$75	$111
Percentage of revenues	0.4%	0.6%

Other income, net consists of interest income, foreign exchange gains and losses, and investment income. For the three months ended March 31, 2012, other income, net includes $44 of interest income, $41 of income related to share-based payments for key contributors of PCTEL Secure, and $10 of foreign exchange losses. Since we are a noncontributing investor to the share-based payment arrangements, we recognized income equal to the amount that our interest in the subsidiary’s equity increased as a result of the disproportionate funding of the share-based compensation costs. For the three months ended March 31, 2011, other income, net includes $82 of interest income, $37 of income related to share-based payments for key contributors of PCTEL Secure, and $8 of foreign exchange losses.

Benefit for Income Taxes

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Benefit for income taxes	$456	$304
Effective tax rate	29.1%	46.8%

The effective tax rate for the three months ended March 31, 2012 differed from the statutory rate of 34% by approximately 5%, primarily because of the noncontrolling interest of PCTEL Secure.

The effective tax rate for the three months ended March 31, 2011 differed from the statutory rate of 34% by approximately 13% because of the noncontrolling interest of PCTEL Secure as well as a rate change for the deferred taxes recorded as a discrete item in the first quarter 2011.

We maintain valuation allowances due to uncertainties regarding realizability. At March 31, 2012 and December 31, 2011, we had a $0.6 million valuation allowance on our deferred tax assets. The valuation allowance primarily relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. While we recorded a net loss during the three months ended March 31, 2012, our long-term forecasts continue to support the realization of our deferred tax assets. Our domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets.

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

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net loss attributable to noncontrolling interests	$353	$226

We have a 51% interest in PCTEL Secure. The net loss attributable to noncontrolling interests represents 49% of the net loss of PCTEL Secure.

Stock-based compensation expense

The condensed consolidated statements of operations include $0.7 million and $0.8 million of stock-based compensation expense for the three months ended March 31, 2012 and 2011, respectively. Stock-based compensation expense for the three months ended March 31, 2012 consists of $0.6 million for restricted stock awards, and $0.1 million for stock option and stock purchase plan expenses. Stock-based compensation expense for the three months ended March 31, 2011 consists of $0.6 million for restricted stock awards, $0.1 million for performance share awards, and $0.1 million for stock option and stock purchase plan expenses.

We did not capitalize any stock-based compensation expense during the three months ended March 31, 2012 or 2011.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2012	2011
Cost of revenues	$104	$69
Research and development	140	156
Sales and marketing	130	182
General and administrative	324	414

Total	$698	$821

Liquidity and Capital Resources

	Three Months Ended March 31,
	2012	2011
Net loss	$(1,111)	$(345)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	910	956
Changes in operating assets and liabilities	241	(1,908)

Net cash provided by (used in) operating activities	40	(1,297)
Net cash used in investing activities	(1,373)	(4,058)
Net cash provided by (used in) financing activities	(251)	270

	March 31, 2012	December 31, 2011
Cash and cash equivalents at the end of period	$17,840	$19,418
Short-term investments at the end of period	46,567	42,210
Long-term investments at the end of period	3,497	7,177
Working capital at the end of period	$82,827	$80,311

Liquidity and Capital Resources Overview

At March 31, 2012, our cash and investments were approximately $67.9 million and we had working capital of $82.8 million. The decrease in cash and investments of $0.9 million at March 31, 2012 compared to December 31, 2011 is primarily due to capital expenditures and payment of dividends. We used $0.7 million of cash for capital expenditures and $0.5 million of cash for payment of dividends, offsetting $0.3 million from issuance of common stock.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. Within investing activities, capital spending historically ranges between 3% and 5% of our revenues and the primary use of capital is for manufacturing and development engineering requirements. Our capital expenditures during the three months ended March 31, 2012 were approximately 4% of revenues because we spent $0.5 million of capital related to the implementation of a new ERP system. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balance from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the ESPP and have historically used funds to repurchase shares of our common stock through our share repurchase programs. During 2011 the Company completed its purchases of shares under share repurchase programs previously authorized by the Board of Directors and the company is now paying quarterly dividends. Whether this activity results in our being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year.

Operating Activities:

Operating activities provided $40 of cash during the three months ended March 31, 2012 as we generated $241 of cash from our balance sheet activities and used $201 in cash from our income statement activities. We used $1.2 million for payroll taxes related to stock-based compensation. The tax payments related to the Company’s stock issued for restricted stock awards and performance shares. On the balance sheet, we generated cash from decreases in accounts receivable and inventories. Accounts receivable declined $1.6 million and inventories declined by $0.7 million due to lower revenues during the quarter ended March 31, 2012 compared to the quarter ended December 31, 2011. The $2.9 million decrease in accruals consisted of payments for cash bonuses, sales commissions, and inventory purchases. We used $2.2 million of cash for bonuses under the 2011 Short Term Incentive Plan (“STIP”) during the three months ended March 31, 2012. Cash bonuses were only $0.9 million for the same period in 2011. Cash bonuses paid in 2012 for the 2011 STIP were higher compared to cash bonuses paid in 2011 for the 2010 STIP because operating results were better in 2011and because bonuses to executives under the 2010 STIP were paid 50% in cash and 50% in stock.

Operating activities used $1.3 million of cash during the three months ended March 31, 2011 as we used $1.9 million of cash from the balance sheet, offsetting $0.6 million in cash generated from our income statement activities. The operations of PCTEL Secure used $0.2 million of cash during the three months ended March 31, 2011. We used $1.2 million for payroll taxes related to stock-based compensation. The tax payments related to the Company’s stock issued for restricted stock awards, stock bonuses under the 2010 STIP, and performance shares. On the balance sheet, the $1.6 million decrease in accruals consisted of payments for cash bonuses, sales commissions, and inventory purchases. We also used cash due to increases in inventories and accounts receivable. Inventory increased by $0.8 million primarily due to the purchase of buffer inventory necessary during the implementation of sourcing initiatives. Accounts receivable increased by $0.6 million primarily due to the timing of shipments during the three months ended March 31, 2011 compared to three months ended December 31, 2010.

Investing Activities:

Our investing activities used $1.4 million of cash during the three months ended March 31, 2012. We used $0.7 million in our investment activity. Redemptions and maturities of our investments in short-term bonds during the three months ended March 31, 2012 provided $16.4 million in funds. We rotated $17.1 million of cash into new short-term and long-term bonds during the three months ended March 31, 2012. For the three months ended March 31, 2012, our capital expenditures were $0.7 million. Our capital expenditures included $0.5 million for our ERP project. We expect to complete the ERP project in the third quarter 2012.

Our investing activities used $4.1 million of cash during the three months ended March 31, 2011. We used $2.3 million for investments. Redemptions and maturities of our investments in short-term bonds during the three months ended March 31, 2011 provided $15.4 million in funds. We rotated $17.7 million of cash into new short-term and long-term bonds during the three months ended March 31, 2011. For the three months ended March 31, 2011, our capital expenditures were $1.8 million. Our capital expenditures included $1.1 million for our ERP project.

Financing Activities:

We used $0.3 million in cash for financing activities during the three months ended March 31, 2012. We paid $0.5 million for a cash dividend paid in February 2012 and we received $0.3 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.

Cash flow from financing activities provided $0.3 million for the three months ended March 31, 2011from the purchase of shares through our ESPP.

Contractual Obligations and Commercial Commitments

As of March 31, 2012, we had operating lease obligations of approximately $1.3 million through 2017. Operating lease obligations consist of $1.2 million for facility lease obligations and $0.1 million for equipment leases. Our lease obligations were $1.2 million at December 31, 2011.

In March 2012, we entered into a new five-year lease for our Tianjin, China operations. Under the new lease, we expanded the leased space to approximately 22,000 square feet. The additional space meets the needs of our expanded antenna operations in Tianjin.

We had purchase obligations of $8.3 million and $6.7 million at March 31, 2012 and December 31, 2011, respectively. These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet. We had a liability of $1.2 million related to income tax uncertainties at March 31, 2012 and December 31, 2011, respectively. We do not know when this liability will be satisfied.

Critical Accounting Policies and Estimates

We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”). There have been no material changes in any of our critical accounting policies since December 31, 2011. See Note 2 in the Notes to the Condensed Consolidated Financial Statements for discussion on recent accounting pronouncements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2011 Annual Report on Form 10-K (Item 7A). As of March 31, 2012, there have been no material changes in this information.

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

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

Factors That May Affect Our Business, Financial Condition and Future Operating Results

There have been no material changes with respect to the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.	Description	Reference

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc. a Delaware corporation

/s/ Martin H. Singer
Martin H. Singer
Chief Executive Officer

Date: May 9, 2012