Form 10-Q
period 2012-06-30
PC TEL INC
filed 2012-08-09
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,481,425 as of August 9, 2012

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2012

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$27,790	$19,418
Short-term investment securities	37,174	42,210
Accounts receivable, net of allowance for doubtful accounts of $120 and $132 at June 30, 2012 and December 31, 2011, respectively	14,578	14,342
Inventories, net	13,728	13,911
Deferred tax assets, net	896	896
Prepaid expenses and other assets	1,288	2,277

Total current assets	95,454	93,054

Property and equipment, net	14,116	13,590
Long-term investment securities	1,054	7,177
Goodwill	161	161
Intangible assets, net	7,842	9,332
Deferred tax assets, net	8,831	8,831
Other noncurrent assets	1,501	1,319

TOTAL ASSETS	$128,959	$133,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,278	$5,651
Accrued liabilities	4,200	7,092

Total current liabilities	10,478	12,743

Long-term liabilities	2,409	2,144

Total liabilities	12,887	14,887

Redeemable equity	800	1,731

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,481,607 and 18,218,537 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	18	18
Additional paid-in capital	137,865	137,117
Accumulated deficit	(23,251)	(20,941)
Accumulated other comprehensive income	109	121

Total stockholders’ equity of PCTEL, Inc.	114,741	116,315
Noncontrolling interest	531	531

Total equity	115,272	116,846

TOTAL LIABILITIES AND EQUITY	$128,959	$133,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES	$19,993	$19,109	$37,154	$37,343
COST OF REVENUES	11,323	10,105	21,306	20,118

GROSS PROFIT	8,670	9,004	15,848	17,225

OPERATING EXPENSES:
Research and development	2,789	2,973	5,596	5,955
Sales and marketing	2,580	2,601	5,096	5,210
General and administrative	2,655	2,999	5,407	5,716
Amortization of intangible assets	745	661	1,490	1,334

Total operating expenses	8,769	9,234	17,589	18,215

OPERATING LOSS	(99)	(230)	(1,741)	(990)
Other income, net	39	91	114	202

LOSS BEFORE INCOME TAXES	(60)	(139)	(1,627)	(788)
Expense (benefit) for income taxes	77	76	(379)	(228)

NET LOSS	(137)	(215)	(1,248)	(560)
Less: Net loss attributable to noncontrolling interests	(334)	(240)	(687)	(467)

NET INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	197	25	(561)	(93)
Less: adjustments to redemption value of noncontrolling interests	(526)	(93)	(648)	(656)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	($329)	($68)	($1,209)	($749)

Basic Earnings per Share:
Net loss available to common shareholders	($0.02)	$0.00	($0.07)	($0.04)
Diluted Earnings per Share:
Net loss available to common shareholders	($0.02)	$0.00	($0.07)	($0.04)

Weighted average shares - Basic	17,404	17,355	17,317	17,259
Weighted average shares - Diluted	17,404	17,355	17,317	17,259

Cash dividend per share	$0.03	$0.00	$0.06	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET LOSS	($137)	($215)	($1,248)	($560)
OTHER COMPREHENSIVE INCOME:
Foreign Currency Translation Adjustments	(15)	16	(12)	29

COMPREHENSIVE LOSS	(152)	(199)	(1,260)	(531)

Comprehensive loss attributable to noncontrolling interests	(334)	(240)	(687)	(467)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	$182	$41	($573)	($64)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of PCTEL, Inc.	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
BALANCE, DECEMBER 31, 2011	$18	$137,117	($20,941)	$121	$116,315	$531	$116,846	$1,731

Stock-based compensation	0	1,640	0	0	1,640	0	1,640	0
Issuance of shares for stock purchase and option plans	0	294	0	0	294	0	294	0
Cancellation of shares for payment of withholding tax	0	(1,190)	0	0	(1,190)	0	(1,190)	0
Share-based payments for PCTEL Secure	0	0	0	0	0	0	0	39
Adjustment to temporary equity for PCTEL Secure	0	0	(648)	0	(648)	0	(648)	648
Dividend	0	4	(1,101)	0	(1,097)	0	(1,097)	0
Net loss	0	0	(561)	0	(561)	0	(561)	(687)
Purchase of 19% interest in PCTEL Secure	0	0	0	0	0	0	0	(931)
Change in cumulative translation adjustment, net	0	0	0	(12)	(12)	0	(12)	0

BALANCE, JUNE 30, 2012	$18	$137,865	($23,251)	$109	$114,741	$531	$115,272	$800

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net loss	($1,248)	($560)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,624	2,612
Stock-based compensation	1,640	1,810
Share-based expense	39	60
Loss on disposal/sale of property and equipment	4	0
Payment of withholding tax on stock based compensation	(1,190)	(1,223)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(240)	73
Inventories	166	(1,899)
Prepaid expenses and other assets	804	(383)
Accounts payable	638	2,101
Income taxes payable	(19)	(38)
Other accrued liabilities	(2,641)	(1,633)
Deferred revenue	38	(255)

Net cash provided by operating activities	615	665

Investing Activities:
Capital expenditures	(1,669)	(3,431)
Purchase of investments	(26,319)	(26,671)
Redemptions/maturities of short-term investments	37,478	32,063
Purchase of assets/businesses, net of cash acquired	(931)	0

Net cash provided by investing activities	8,559	1,961

Financing Activities:
Proceeds from issuance of common stock	294	286
Payments for repurchase of common stock	0	(259)
Cash dividend	(1,097)	0

Net cash provided by (used in) financing activities	(803)	27

Net increase in cash and cash equivalents	8,371	2,653
Effect of exchange rate changes on cash	1	27
Cash and cash equivalents, beginning of year	19,418	23,998

Cash and Cash Equivalents, End of Period	$27,790	$26,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2012 (Unaudited)

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

Secure applications

On January 5, 2011, the Company formed PCTEL Secure LLC (“PCTEL Secure”), a joint venture limited liability company, with Eclipse Design Technologies, Inc. (“Eclipse”). PCTEL Secure designs Android-based, secure communication products. The Company contributed $2.5 million in cash in return for 51% ownership of the joint venture and Eclipse contributed $2.4 million of intangible assets in return for 49% ownership of the joint venture. In May 2012, the Company paid Eclipse $0.9 million for an additional 19% membership interest, and in July 2012 the Company paid Eclipse $0.8 million for the remaining 30% membership interest.

Acquisition

On July 9, 2012, the Company, through PCTelWorx, Inc., its wholly-owned subsidiary (“PCTelWorx”), acquired substantially all of the assets of, and assumed certain specified liabilities of, TelWorx Communications LLC (“TelW”), TelWorx U.K. Limited (“TelW UK”), TowerWorx LLC (“TW”) and TowerWorx International, Inc. (“TW Intl”) (Tel W, TelW UK, TW and TW Intl are referred to below collectively as the “Sellers”), pursuant to an Asset Purchase Agreement dated as of July 9, 2012 among PCTEL, PCTelWorx, the Sellers and Tim and Brenda Scronce, the principal owners of the Sellers (the “Acquisition Agreement”). The business acquired designs and delivers RF system solutions, products, and technical services for SCADA, in-building wireless, defense, oil and gas, and rail markets, with traction in data centers, carrier markets and defense applications. The purchase price was $16.5 Million in cash paid at the closing of the transaction, with a potential stock-based earn-out that would bring the total consideration to $18.0 Million. The cash consideration paid was provided from PCTEL’s existing cash. The assets acquired consisted primarily of working capital (accounts receivable, inventory, accounts payable), fixed assets, intellectual property, and customer relationships.

Segment reporting

The Company operates in two segments for reporting purposes. Beginning with the formation of PCTEL Secure in January 2011, the Company reports the financial results of PCTEL Secure as a separate operating segment. The chief operating decision maker makes decisions regarding allocation of resources separate from the rest of the Company. The Company’s chief operating decision maker uses the profit and loss results and the assets of the segments in deciding how to allocate resources and assess performance between the segments.

Basis of Consolidation

The condensed consolidated balance sheet and statement of stockholders’ equity as of June 30, 2012 and the condensed consolidated statements of operations, statements of comprehensive loss, and cash flows for the three and six months ended June 30, 2012 and 2011, respectively are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2011.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements include the accounts of PCTEL Secure. During 2011 and through May 2012, the Company had a 51% ownership interest in PCTEL Secure. The Company purchased an additional 19% membership interest on May 29, 2012. For the three and six months ended June 30, 2012, the pro-rata percentage of the noncontrolling interest of PCTEL Secure’s net loss is recorded as noncontrolling interest in the condensed consolidated statements of operations. For the three and six months ended June 30, 2011, 49% of PCTEL’s net loss is recorded as noncontrolling interest in the condensed consolidated statements of operations. All intercompany accounts and transactions have been eliminated.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). There were no changes in the Company’s significant accounting policies during the six months ended June 30, 2012. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2011 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2011 Form 10-K. The results for the operations for the period ended June 30, 2012 may not be indicative of the results for the period ending December 31, 2012.

Foreign Currency Translation

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $7 and $13 for the three months ended June 30, 2012 and 2011, respectively. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $17 and $20 for the six months ended June 30, 2012 and 2011, respectively.

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic Earnings Per Share computation:
Numerator:
Net loss	($137)	($215)	($1,248)	($560)
Net loss attributable to noncontrolling interests	(334)	(240)	(687)	(467)

Net income (loss) attributable to PCTEL, Inc .	$197	$25	($561)	($93)
Less: adjustments to redemption value of noncontrolling interests	(526)	(93)	(648)	(656)

Net loss available to common shareholders	($329)	($68)	($1,209)	($749)

Denominator:
Common shares outstanding	17,404	17,355	17,317	17,259

Earnings per common share - basic

Net loss available to common shareholders	($0.02)	($0.00)	($0.07)	($0.04)

Diluted Earnings Per Share computation:
Numerator:
Net loss	($137)	($215)	($1,248)	($560)
Net loss attributable to noncontrolling interests	(334)	(240)	(687)	(467)

Net income (loss) attributable to PCTEL, Inc .	$197	$25	($561)	($93)
Less: adjustments to redemption value of noncontrolling interests	(526)	(93)	(648)	(656)

Net loss available to common shareholders	($329)	($68)	($1,209)	($749)

Denominator:
Common shares outstanding	17,404	17,355	17,317	17,259
Restricted shares and performance shares subject to vesting	*	*	*	*
Common stock option grants	*	*	*	*

Total shares	17,404	17,355	17,317	17,259

Earnings per common share - diluted

Net loss available to common shareholders	($0.02)	($0.00)	($0.07)	($0.04)

*	As denoted by “*” in the table above, the weighted average common stock option grants, performance shares and restricted shares of 229,000 and 389,000 for the three and six months ended June 30, 2012, and 418,000 and 454,000 for the three and six months ended June 30, 2011, respectively, were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consist of the following:

	June 30, 2012	December 31, 2011
Cash	$14,161	$17,028
Cash equivalents	13,629	2,390
Short-term investments	37,174	42,210
Long-term investments	1,054	7,177

	$66,018	$68,805

Cash and Cash equivalents

At June 30, 2012, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At June 30, 2012 and December 31, 2011, the Company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. Government Agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the Company’s U.S. banks is fully insured by the Federal Deposit Insurance Corporation due to the balances being below the maximum insurable amounts.

At June 30, 2012, the Company had $14.2 million in cash and $13.6 million in cash equivalents and at December 31, 2011, the Company had $17.0 million in cash and $2.4 million in cash equivalents. The Company had $0.9 million of cash and cash equivalents in foreign bank accounts at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, the Company has no intentions of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

At June 30, 2012 and December 31, 2011, the Company’s short-term and long-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, and AA or higher rated corporate bonds all classified as held-to-maturity.

At June 30, 2012, the Company had invested $14.6 million in pre-refunded municipal bonds and taxable bond funds, $16.0 million in U.S. government agency bonds and $7.6 million in AA rated or higher corporate bonds. The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities. The bonds, classified as short-term investments, have original maturities greater than 90 days and mature in less than one year. At June 30, 2012, the Company had $1.1 million classified as long-term investment securities. The bonds classified as long-term investments have maturities greater than one year but less than two years. The Company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains were $6 at June 30, 2012. Approximately 13% of the Company’s bonds were protected by bond default insurance at June 30, 2012.

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

Cash equivalents and investments measured at fair value were as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$13,629	$0	$0	$13,629	$2,390	$0	$0	$2,390
Investments:
US government agency bonds	0	16,019	0	16,019	0	18,256	0	18,256
Municipal bonds	0	14,611	0	14,611	0	23,616	0	23,616
Corporate debt securities	0	7,604	0	7,604	0	7,550	0	7,550

Total	$13,629	$38,234	$0	$51,863	$2,390	$49,422	$0	$51,812

5. Goodwill and Intangible Assets

Goodwill

In October 2011, the Company recorded goodwill of $0.2 million related to the acquisition of assets from Envision. Because the Company’s market capitalization exceeded its book value at December 31, 2011 and based on review of qualitative factors, there was no indication of goodwill impairment.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships	$17,263	$11,501	$5,762	$17,263	$10,554	$6,709
Patents and technology	7,408	6,462	946	7,408	6,223	1,185
Trademarks and trade names	2,729	2,419	310	2,729	2,361	368
Other	3,254	2,430	824	3,254	2,184	1,070

	$30,654	$22,812	$7,842	$30,654	$21,322	$9,332

The $1.5 million decrease in the net book value of intangible assets at June 30, 2012 compared to December 31, 2011 reflects amortization expense of $1.5 million recorded for the six months ended June 30, 2012.

The Company’s scheduled amortization expense for 2012 and the next five years is as follows:

Fiscal Year	Amount
2012	$2,971
2013	$2,646
2014	$2,130
2015	$1,419
2016	$166

6. Balance Sheet Information

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 60 days. The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $0.1 million at June 30, 2012 and at December 31, 2011. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing. Inventories as of June 30, 2012 and December 31, 2011 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The Company had consigned inventory with customers of $1.0 million at June 30, 2012 and $0.9 million at December 31, 2011, respectively. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $1.6 million and $1.5 million at June 30, 2012 and December 31, 2011, respectively.

Inventories consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Raw materials	$9,547	$10,573
Work in process	535	476
Finished goods	3,646	2,862

Inventories, net	$13,728	$13,911

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

Property and equipment consists of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Building	$6,207	$6,207
Computers and office equipment	9,108	7,962
Manufacturing and test equipment	9,122	8,831
Furniture and fixtures	1,183	1,169
Leasehold improvements	301	230
Motor vehicles	27	27

Total property and equipment	25,948	24,426
Less: Accumulated depreciation and amortization	(13,602)	(12,606)
Land	1,770	1,770

Property and equipment, net	$14,116	$13,590

Liabilities

Accrued liabilities consist of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Inventory receipts	$1,183	$1,457
Paid time off	1,052	940
Payroll, bonuses, and other employee benefits	454	3,015
Warranties	277	249
Employee stock purchase plan	256	232
Professional fees	218	197
Real estate taxes	154	159
Deferred revenues	116	78
Due to Sparco shareholders	3	198
Other	487	567

Total	$4,200	$7,092

Long-term liabilities consist of the following:

	June 30, 2012	December 31, 2011
Executive deferred compensation plan	$1,513	$1,272
Income taxes	825	825
Deferred rent	64	42
Deferred revenues	7	5

	$2,409	$2,144

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

Based on review of accounting rules for consolidation, the Company concluded that (a) it has financial control of PCTEL Secure as it held two of the three board seats (and three as of July 2, 2012) and (b) Eclipse’s rights under the agreements are protective rights that do not override the presumption that the majority-owned subsidiary should be consolidated. Therefore, the Company has consolidated the financial results of PCTEL Secure into the Company’s consolidated financial statements for the three and six months ended June 30, 2012 and 2011.

The Company provides services to PCTEL Secure at cost for facilities, financial services, general and administrative services, order management, manufacturing and distribution, and marketing services. The term of the Company’s service agreement is through December 31, 2013, with one year extensions thereafter as agreed by the parties. The Company also entered into a line of credit agreement with PCTEL Secure. Under the terms of the line of credit agreement, the Company agreed to lend PCTEL Secure up to $4.0 million at an 8% fixed interest rate. The maturity date for this agreement is June 30, 2014. There were no borrowings under this line of credit as of June 30, 2012.

The limited liability company agreement of PCTEL Secure (“LLC Agreement”) provided several mechanisms for the orderly transition of the Company’s ownership from 51% to 100%. Since the execution of the LLC Agreement, the Company and Eclipse have changed PCTEL Secure’s business model from selling mobile phones with secure software embedded to licensing its proprietary secure software to third parties for integration on their devices. While the cash flow does not change with the new licensing business model, the revenue decreases dramatically because the licensing royalty per unit is significantly less than the sales price per unit of an entire secure phone. The formulas set forth in the LLC Agreement used to calculate the enterprise value of PCTEL Secure (“EV”) for the purpose of the orderly transition of ownership through call and put rights are multiples of revenue and backlog. Thus the most likely value of Eclipse’s put right and the Company’s call rights were the minimum value expressed in the formula. Based on this model change, the Company and Eclipse agreed to modify the agreement in a first amendment to the LLC Agreement effective December 31, 2011 (“LLC Amendment”).

The features of the LLC Agreement, as amended by the LLC Amendment, are summarized as follows:

The Company’s first call right: The Company exercised its first call right on March 30, 2012 in accordance with the provision of the LLC Agreement requiring Eclipse to sell to the Company a 19% membership interest in PCTEL Secure for a price of $0.9 million. The closing date for the purchase was May 29, 2012.

Eclipse put right: In the event that the Company did not exercise its first call right, Eclipse had a put right pursuant to which Eclipse could require the Company to purchase 19% of the membership interests in PCTEL Secure; however, such put right has been rendered ineffective because the Company exercised its first call right.

Mandatory call right: The Company was obligated to purchase from Eclipse all remaining PCTEL Secure membership interests held by Eclipse if a baseline product was delivered by March 31, 2012 and passed a defined acceptance test. This mandatory call would have expired if the baseline product was not delivered by March 31, 2012 or the baseline product was determined by the designated arbiter to have deficiencies after a second round of acceptance testing. The baseline product was delivered by such date, and passed the defined acceptance tests. The Company gave notice of acceptance in June 2012 and purchased all remaining membership interests held by Eclipse on July 2, 2012 at the mandatory call price of $0.8 million.

The Company’s second call right: This call right would have been exercisable by the Company if the mandatory call expired unexercised. It terminated on December 31, 2013. The Company’s second call price is based on the EV, which was reduced from $4.9 million to $2.66 million by the LLC Amendment. This translates into a reduction of Eclipse’s remaining 30% of the membership interests from $1.5 million to $0.8 million. The exercise of the mandatory call right rendered the second call right ineffective.

The Company’s third call right: If the second call right was not exercised, and after 8 months from the December 31, 2013 expiration date Eclipse failed to complete a sale of its membership interests to a third party, then the Company had the right to purchase Eclipse’s membership interests using the EV calculated at the expiration of the second call right. The exercise of the mandatory call right rendered the third call right ineffective.

Eclipse identified an employee of PCTEL Secure and two contractors for Eclipse as key contributors of services. Eclipse entered into cash bonus arrangements with the three key contributors. The bonus agreements granted these key contributors the right for each to receive a cash bonus from the net proceeds received by Eclipse upon exercise of Eclipse’s put right, the Company’s second call right, or the Company’s third call right, which results in a qualifying sale of Eclipse’s membership interests in PCTEL Secure. Participation in the net proceeds paid to Eclipse from a qualifying sale of Eclipse’s membership interests is equivalent to each key contributor having been a 5% owner of PCTEL Secure. The Company determined that the qualifying sale of Eclipse’s membership interests was probable upon the date of formation, January 5, 2011. The Company has control over the entity based on its ownership position and number of board seats. PCTEL has the ability to exercise the call rights based on its available cash and investments and lack of indebtedness. The development program undertaken within PCTEL Secure is part of the Company’s strategic growth strategy, and it was the Company’s intent to acquire all membership interests in PCTEL Secure for the products it was creating. The bonuses were paid to the key contributors by Eclipse subsequent to the Company’s exercise of the mandatory call right on July 2, 2012.

The Company recorded $0 and $0.1 million of compensation expense for share-based payments in accordance with accounting for stock compensation for the three key contributors of PCTEL Secure referenced above during the three months ended June 30, 2012 and 2011. The Company recorded $0.1 million of compensation expense for share-based payments in accordance with accounting for stock compensation for the three key contributors of PCTEL Secure referenced above during the six months ended June 30, 2012 and 2011, respectively. For the key contributors, the Company recorded the pro-rata portion of the total expense of $0.4 million recognized over the service period ending June 30, 2012. The service period was based on the exercise of the first call right in May 2012 and the irrevocable exercise of the mandatory call right in June 2012 for the purchase of the outstanding membership interests in PCTEL Secure on July 2, 2012. The fair value of the bonus amounts was based on 15% of the EV of $2.66 million. Since the Company is a noncontributing investor to the share-based payment arrangements, the Company recognized income equal to the amount that its interest in PCTEL Secure’s equity increased as a result of the disproportionate funding of the compensation costs. This amount is included in other income, net in the condensed consolidated statements of operations for the six months ended June 30, 2012 and for the three and six months ended June 30, 2011.

PCTEL Secure incurred losses of $0.8 million and $1.5 million for the three and six months ended June 30, 2012, respectively. PCTEL Secure incurred losses of $0.5 million and $1.0 million for the three and six months ended June 30, 2011, respectively. For 2011 and through May 2012, the allocation of PCTEL Secure’s losses were based on PCTEL’s 51% membership interest. In June, the allocation of losses was based on its 70% membership interest. The Company recorded approximately $0.3 million and $0.7 million as net loss attributable to noncontrolling interest for the three and six months ended June 30, 2012. The Company recorded $0.2 million and $0.5 million as net loss attributable to noncontrolling interest for the three and six months ended June 30, 2011. See the segment information in Note 13 for information related to the financial results of PCTEL Secure. The noncontrolling equity on the balance sheet reflects Eclipse’s share of the equity of PCTEL Secure. The noncontrolling equity includes permanent equity of $0.5 million and the redeemable equity of $0.8 million. The redeemable equity is reflected in the mezzanine section of the balance sheet. At June 30, 2012, the redeemable equity consisted of the $0.8 million fair value for the mandatory call right. At December 31, 2011, the redeemable equity consisted of the $0.9 million fair value of the first call right and the $0.8 million fair value for the mandatory call right.

The summary of noncontrolling interest during the six months ended June 30, 2012 is as follows:

	Noncontrolling Interest
	Permanent	Redeemable	Total
Balance at December 31, 2011	$531	$1,731	$2,262
Share-based payments for PCTEL Secure	0	39	39
Purchase of 19% membership interest	0	(931)	(931)
Adjustment to temporary equity for PCTEL	0	648	648
Net loss attributable to noncontrolling interest	0	(687)	(687)

Balance at June 30, 2012	$531	$800	$1,331

During the six months ended June 30, 2012, the share-based payment expense associated with the awards to key contributors is credited to redeemable equity. Since all noncontrolling interest was recorded as redeemable equity, the Company recorded a $0.6 million adjustment to retained earnings during the six months ended June 30, 2012.

PCTEL paid for the memberships interests in May 2012 and July 2012 from its existing cash. With the purchase of the final 30% interest in July 2012, PCTEL Secure became a wholly-owned subsidiary of PCTEL.

8. Acquisitions

Purchase of assets from Envision Wireless, Inc.

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

9. Stock-Based Compensation

The condensed consolidated statements of operations include $0.9 million and $1.6 million of stock compensation expense for the three and six months ended June 30, 2012, respectively. Stock compensation expense for the three months ended June 30, 2012 consists of $0.8 million for restricted stock awards, and $0.1 million for stock option and stock purchase plan expenses. Stock compensation expense for the six months ended June 30, 2012 consists of $1.5 million for restricted stock awards, and $0.1 million for stock option and stock purchase plan expenses.

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

The Company did not capitalize any stock compensation expense during the three and six months ended June 30, 2012 or 2011. The Company did not issue any stock awards to employees or contributors of PCTEL Secure during the three and six months ended June 30, 2012 and 2011.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$99	$68	$203	$137
Research and development	149	156	289	312
Sales and marketing	128	157	257	338
General and administrative	567	608	891	1,023

Total	$943	$989	$1,640	$1,810

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

For the three months ended June 30, 2012, the Company did not issue any restricted stock awards and recorded cancellations of 46,668 shares with grant date fair value of $0.3 million. For the six months ended June 30, 2012, the Company issued 229,950 shares of restricted stock with grant date fair value of $1.6 million and recorded cancellations of 52,656 shares with grant date fair value of $0.4 million.

For the three months ended June 30, 2012, 14,025 restricted shares vested with grant date fair value and intrinsic value of $0.1 million, respectively. For the six months ended June 30, 2012, 466,255 restricted shares vested with grant date fair value of $2.7 million and intrinsic value of $3.5 million.

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

At June 30, 2012, total unrecognized compensation expense related to restricted stock was approximately $5.5 million, net of forfeitures to be recognized through 2016 over a weighted average period of 1.4 years.

The following table summarizes restricted stock activity for the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Awards - December 31, 2011	1,122,296	$5.90
Shares awarded	229,950	7.04
Performance share units converted to restricted stock awards	139,150	6.47
Shares vested	(466,255)	5.87
Shares cancelled	(52,656)	6.70

Unvested Restricted Stock Awards - June 30, 2012	972,485	$6.24

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

During the three months and six months ended June 30, 2012 the Company issued 4,500 stock options with a weighted average grant date value of $2.77. The Company received proceeds of $25 from the exercise of 3,719 options during the three and six months ended June 30, 2012. The intrinsic value of these options exercised was $3. During the three and six months ended June 30, 2012, 96,802 and 216,350 options were cancelled or expired.

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

As of June 30, 2012, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $32, net of estimated forfeitures to be recognized through 2016 over a weighted average period of 1.3 years.

The range of exercise prices for options outstanding and exercisable at June 30, 2012 was $5.50 to $11.84. The following table summarizes information about stock options outstanding under all stock plans at June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.50 — $6.86	122,687	4.84	$6.64	111,598	$6.68
6.87 — 7.84	121,536	2.10	7.46	113,061	7.49
7.85 — 8.62	176,372	2.61	8.26	176,372	7.26
8.63 — 9.09	164,000	3.26	8.95	164,000	8.95
9.11 — 9.12	14,627	3.59	9.12	14,627	9.12
9.16 — 9.16	132,000	4.09	9.16	132,000	9.16
9.19 — 10.25	131,780	3.77	9.67	131,780	9.67
10.46 — 10.75	121,460	1.65	10.68	121,431	10.68
10.80 — 11.38	147,050	1.84	11.23	147,050	11.23
11.55 — 11.84	64,500	1.54	11.78	64,500	11.78

$5.50 — $11.84	1,196,012	2.93	$9.17	1,176,419	$9.22

The intrinsic value and contractual life of the options outstanding and exercisable at June 30, 2012 were as follows:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	2.93	$9
Options Exercisable	2.88	$6

The intrinsic value is based on the share price of $6.47 at June 30, 2012.

The following table summarizes the stock option activity for the six months ended June 30, 2012:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,411,581	$9.02
Granted	4,500	7.15
Exercised	(3,719)	6.72
Expired or Cancelled	(216,350)	8.17

Outstanding at June 30, 2012	1,196,012	$9.17
Exercisable at June 30, 2012	1,176,419	$9.22

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

During the six months ended June 30, 2012, the Company granted 169,650 performance units with a grant date fair value of $1.2 million and cancelled 11,320 performance units with a grant date fair value of $79. During the six months ended June 30, 2012, 4,836 performance units vested with a grant date fair value of $33 and intrinsic value of $36. During the six months ended June 30, 2012, 139,150 performance units were converted to time-based restricted stock awards. The Company did not record expense for performance share awards during the six months ended June 30, 2012 because the Company does not expect the 2012 fiscal year targets associated with the performance shares to be met.

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

Based on the Company’s evaluation of the performance targets, there was no unrecognized compensation expense related to the unvested performance units as of June 30, 2012.

The following table summarizes the performance share activity during the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested Performance Units - December 31, 2011	132,906	$6.48
Units awarded	169,650	7.00
Units vested	(4,836)	6.75
Performance share units converted to restricted stock awards	(139,150)	6.47
Units cancelled	(11,320)	7.01

Unvested Performance Units - June 30, 2012	147,250	$7.04

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

The Company issued 5,000 time-based restricted stock units with a fair value of $35 to employees during the six months ended June 30, 2012. During the six months ended June 30, 2012, 2,600 restricted stock units vested with a grant date fair value of $16 and intrinsic value of $20.

No time-based restricted stock units were granted or vested during the three or six months ended June 30, 2011. The Company issued 4,400 time-based restricted stock units with a fair value of $28 to employees during the six months ended June 30, 2011. During the first quarter of 2011, 1,500 restricted stock units vested with a grant date fair value of $9 and intrinsic value of $11.

As of June 30, 2012, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $100, to be recognized through 2016 over a weighted average period of 1.6 years.

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Units - December 31, 2011	10,150	$6.28
Units awarded	5,000	7.04
Units vested	(2,600)	6.33

Unvested Restricted Stock Units - June 30, 2012	12,550	$6.58

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

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority. The Company paid $1.2 million for withholding taxes related to stock awards during the six months ended June 30, 2012 and 2011, respectively.

Stock Repurchases

The Company repurchases shares of common stock under share repurchase programs authorized by the Board of Directors. All share repurchase programs are announced publicly. On August 4, 2010, the Company’s Board of Directors authorized the repurchase of shares up to a value of $5.0 million. The Company completed its purchase of shares under this share repurchase program in September 2011. During 2011, the Company repurchased 405,628 shares for $2.6 million. No shares were repurchased during the six months ended June 30, 2012, and as of June 30, 2012, no additional shares may be repurchased under any share repurchase program.

10. Benefit Plans

Employee Benefit Plans

The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan, up to the statutorily prescribed annual limit. The Company may make discretionary contributions to the 401(k) plan. The Company made employer contributions of $185 and $165 to the 401(k) plan for the three months ended June 30, 2012 and 2011, respectively. The Company made employer contributions of $404 and $360 to the 401(k) plan for the six months ended June 30, 2012 and 2011, respectively. The Company also contributes to various retirement plans for foreign employees. The Company made contributions to these plans of $52 and $27 for the three months ended June 30, 2012 and 2011 respectively. The Company made contributions to these plans of $103 and $67 for the six months ended June 30, 2012 and 2011, respectively.

Executive Deferred Compensation Plan

The Company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses. In addition, the Company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. The deferred compensation obligation included in Long-Term Liabilities in the condensed consolidated balance sheets was $1.5 million at June 30, 2012 and $1.3 million at December 31, 2011. The Company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Non-Current Assets.

11. Commitments and Contingencies

Leases

The Company has operating leases for office facilities through 2020 and office equipment through 2014. The future minimum rental payments under these leases at June 30, 2012, are as follows:

Year	Amount
2012	$261
2013	638
2014	571
2015	574
2016	542
Thereafter	1,524

Future minumum lease payments	$4,110

The Company does not have any capital leases.

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The Company’s allowance for sales returns was $0.1 million at June 30, 2012 and $0.2 million at December 31, 2011, respectively.

The Company offers repair and replacement warranties of primarily two years for antenna products and one year for scanning receiver products. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at June 30, 2012 and $0.2 million at December 31, 2011, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in the warranty reserves during the six months ended June 30, 2012 and 2011, were as follows:

	Six Months Ended June 30,
	2012	2011
Beginning balance	$249	$257
Provisions for warranty	105	127
Consumption of reserves	(77)	(174)

Ending balance	$277	$210

Restructuring

There was no restructuring activity during the three and six months ended June 30, 2012.

During the six months ended June 30, 2011, the Company paid $0.3 million for restructuring liabilities related to its 2010 functional reorganization. The Company did not incur any restructuring expenses for the three and six months ended June 30, 2011.

12. Income Taxes

The Company recorded an income tax benefit of $0.4 million for the six months ended June 30, 2012. The tax benefit for the six months ended June 30, 2012 differs from the statutory rate of 34% primarily because of the noncontrolling interest in PCTEL Secure and state income taxes.

The Company recorded an income tax benefit of $0.2 million in the six months ended June 30, 2011. The tax benefit for the six months ended June 30, 2011 differs from the statutory rate of 34% primarily because of the noncontrolling interest in PCTEL Secure, as well as a rate change for deferred taxes recorded as a discreet item in the first quarter of 2011.

The Company’s valuation allowance against its deferred tax assets was $0.7 million at June 30, 2012 and December 31, 2011. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. While the Company recorded a net loss during the six months ended June 30, 2012, the Company’s long-term forecasts continue to support the realization of its deferred tax assets. The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets.

The Company’s gross unrecognized tax benefit was $1.2 million both at June 30, 2012 and December 31, 2011. The Company believes that it is reasonably possible that its unrecognized tax benefits related to research credits could decrease by approximately $0.7 million in the next 12 months as a result of settlements, lapses of statutes of limitations and other adjustments.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s federal and state income tax years, with limited exceptions, are closed through 2007.

For the period ended June 30, 2012, PCTEL Secure was a pass-through entity for income tax purposes. The Company recognized its share of PCTEL Secure’s taxable income or loss based on its ownership interest. As of the mandatory call closing on July 2, 2012, PCTEL Secure became a disregarded entity.

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

The results of operations by segment are as follows for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	PCTEL	PCTEL Secure	Consolidating	Total	PCTEL	PCTEL Secure	Consolidating	Total
REVENUES	$19,993	$0	$0	$19,993	$37,154	$0	$0	$37,154
COST OF REVENUES	11,323	0	0	11,323	21,306	0	0	21,306

GROSS PROFIT	8,670	0	0	8,670	15,848	0	0	15,848

OPERATING EXPENSES:
Research and development	2,215	574	0	2,789	4,531	1,065	0	5,596
Sales and marketing	2,573	7	0	2,580	5,082	14	0	5,096
General and administrative	2,656	(1)	0	2,655	5,389	18	0	5,407
Amortization of intangible assets	542	203	0	745	1,084	406	0	1,490

Total operating expenses	7,986	783	0	8,769	16,086	1,503	0	17,589

OPERATING INCOME (LOSS)	684	(783)	0	(99)	(238)	(1,503)	0	(1,741)
Other income, net	39	0	0	39	114	0	0	114

INCOME (LOSS) BEFORE INCOME TAXES	723	(783)	0	(60)	(124)	(1,503)	0	(1,627)
Expense (benefit) for income taxes	0	0	77	77	0	0	(379)	(379)

NET INCOME (LOSS)	723	(783)	(77)	(137)	(124)	(1,503)	379	(1,248)
Net loss attributable to noncontrolling interests	0	0	(334)	(334)	0	0	(687)	(687)

NET INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	$723	($783)	$257	$197	($124)	($1,503)	$1,066	($561)

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	PCTEL	PCTEL Secure	Consolidating	Total	PCTEL	PCTEL Secure	Consolidating	Total
REVENUES	$19,109	$0	$0	$19,109	$37,343	$0	$0	$37,343
COST OF REVENUES	10,105	0	0	10,105	20,118	0	0	20,118

GROSS PROFIT	9,004	0	0	9,004	17,225	0	0	17,225

OPERATING EXPENSES:
Research and development	2,651	322	0	2,973	5,357	598	0	5,955
Sales and marketing	2,546	55	0	2,601	5,112	98	0	5,210
General and administrative	2,996	3	0	2,999	5,682	34	0	5,716
Amortization of intangible assets	550	111	0	661	1,111	223	0	1,334

Total operating expenses	8,743	491	0	9,234	17,262	953	0	18,215

OPERATING INCOME (LOSS)	261	(491)	0	(230)	(37)	(953)	0	(990)
Other income, net	91	0	0	91	202	—	0	202

INCOME (LOSS) BEFORE INCOME TAXES	352	(491)	0	(139)	165	(953)	0	(788)
Expense (benefit) for income taxes	0	0	76	76	0	0	(228)	(228)

NET INCOME (LOSS)	352	(491)	(76)	(215)	165	(953)	228	(560)
Net loss attributable to noncontrolling interests	0	0	(240)	(240)	0	0	(467)	(467)

NET INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	$352	($491)	$164	$25	$165	($953)	$695	($93)

The assets by segment are as follows as of June 30, 2012 and 2011:

	Balance at June 30, 2012				Balance at June 30, 2011
	PCTEL	PCTEL Secure	Consolidating	Total	PCTEL	PCTEL Secure	Consolidating	Total
TOTAL ASSETS	$127,209	$1,750	0	$128,959	$129,166	$4,156	0	$133,322

The Company’s revenues to customers outside of the United States, as a percent of total revenues for the three and six months ended June 30, 2012 and 2011, respectively were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2012	2011	2012	2011
Europe, Middle East, & Africa	13%	19%	14%	21%
Asia Pacific	9%	10%	10%	10%
Other Americas	8%	7%	7%	8%

Total Foreign sales	30%	36%	31%	39%

Revenue from the Company’s major customers representing 10% or more of total revenues for the three and six months ended June 30, 2012 and 2011, respectively were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2012	2011	2012	2011
Customer A	8%	10%	9%	8%
Customer B	2%	10%	2%	7%

14. Subsequent Events

The Company has evaluated events and transactions occurring subsequent to June 30, 2012 through the date of this report. The following items occurred subsequent to June 30, 2012.

PCTEL Secure

On July 2, 2012, the Company purchased the remaining 30% membership interest in PCTEL Secure from Eclipse for $0.8 million. With the purchase of the final 30% interest, PCTEL Secure became a wholly-owned subsidiary of PCTEL.

Acquisition of TelWorx Communications LLC

On July 9, 2012, the Company, through PCTelWorx, Inc., its wholly-owned subsidiary (“PCTelWorx”), acquired substantially all of the assets of, and assumed certain specified liabilities of, TelWorx Communications LLC (“TelW”), TelWorx U.K. Limited (“TelW UK”), TowerWorx LLC (“TW”) and TowerWorx International, Inc. (“TW Intl”) (Tel W, TelW UK, TW and TW Intl are referred to below collectively as the “Sellers”), pursuant to an Asset Purchase Agreement dated as of July 9, 2012 among PCTEL, PCTelWorx, the Sellers and Tim and Brenda Scronce, the principal owners of the Sellers (the “Acquisition Agreement”). The business acquired designs and delivers RF system solutions, products, and technical services for SCADA, in-building wireless, defense, oil and gas, and rail markets, with traction in data centers, carrier markets and defense applications.

The purchase price was $16.5 Million in cash paid at the closing of the transaction, with a potential stock-based earn-out that would bring the total consideration to $18.0 Million. The earn-out is dependent on the achievement of certain Company-wide revenue and earnings goals in 2013. The cash consideration paid was provided from PCTEL's existing cash. The assets acquired consisted primarily of working capital (accounts receivable, inventory, accounts payable), fixed assets, intellectual property, and customer relationships. PCTelWorx will continue the employment of 46 employees of TelW and TW. The key managers of TelW and TW, who will remain as employees of PCTelWorx, have entered into employment arrangements that include a non-competition covenant during their employment and for twelve months thereafter. PCTelWorx has entered into a lease agreement for the continued use of the operating facility and offices where TelW is presently located in Lexington, North Carolina.

Restructuring

On July 9, 2012, the Company eliminated nine positions in Bloomingdale, Illinois as part of a manufacturing restructuring plan. The Company incurred $0.1 million of restructuring expense related to employee severance and employee related benefits.

Quarterly dividend

On July 25, 2012, the Company announced the declaration of its regular quarterly dividend of $0.03 per share on its common stock, payable August 15, 2012 to shareholders of record at the close of business on August 8, 2012.

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

The Company operates in two segments for reporting purposes. Beginning with the formation of PCTEL Secure in January 2011, we report the financial results of PCTEL Secure as a separate operating segment. Our chief operating decision marker uses the profit and loss results and the assets of the segments in deciding how to allocate resources and assess performance between the segments. We did not report segment information for PCTEL Secure in this section because PCTEL Secure has been in the development stage during 2011 and the first half of 2012.

Results of Operations

Three and Six Months Ended June 30, 2012 and 2011

(in thousands)

Revenues

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenue	$19,993	$19,109	$37,154	$37,343
Percent change from year ago period	4.6%	7.3%	(0.5%)	11.9%

Revenues increased 4.6% in the three months ended June 30, 2012 and decreased 0.5% in the six months ended June 30, 2012 compared to the same period in 2011. For the three months ended June 30, 2012 versus the comparable period in the prior year, approximately 8% was contributed by increased antenna product revenues, offset by approximately 3% from lower scanning product revenues. For the six months ended June 30, 2012 versus the comparable period in the prior year, approximately 6% was contributed by lower scanning product revenues, offset by approximately 5% from higher antenna product revenues. Antenna revenues were higher than the same periods last year across both distribution and OEM channels. Scanning receiver revenue was lower than the same periods last year due to carrier spending delays. While scanning receiver revenue was lower than last year for both the current quarter and first half, there was a 30 percent sequential revenue increase in the second quarter compared to the first quarter of 2012.

Gross Profit

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Gross profit	$8,670	$9,004	$15,848	$17,225
Percentage of revenue	43.4%	47.1%	42.7%	46.1%
Percent of revenue change from year ago period	(3.7%)	1.5%	(3.4%)	0.2%

The gross profit percentage of 43.4% for the three months ended June 30, 2012 was 3.7% lower than the comparable period in fiscal 2011. The gross profit percentage of 42.7% for the six months ended June 30, 2012 was 3.4% lower than the comparable period in fiscal 2011. The lower gross profit percentage reflects the decrease in revenue mix of our scanning products, with their higher margins relative to antennas products. For the three months ended June 30, 2012, product mix contributed 3.8% of the gross margin percentage decline, offset by higher product margins of 0.1%. For the six months ended June 30, 2012, product mix contributed 4.4% of the gross margin percentage decline, offset by higher product margins of 1.0%.

Research and Development

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Research and development	$2,789	$2,973	$5,596	$5,955
Percentage of revenues	13.9%	15.6%	15.1%	15.9%
Percent change from year ago period	(6.2%)	(3.7%)	(6.0%)	(3.5%)

Research and development expenses decreased approximately $0.2 million for the three months ended June 30, 2012 compared to the comparable period in 2011. Research and development expenses declined by $0.5 million primarily due to the completion of several projects in scanning receiver development, offsetting an increase in expenses of $0.3 million related to PCTEL Secure. Research and development expenses decreased approximately $0.4 million for the six months ended June 30, 2012 compared to the comparable period in 2011. Research and development expenses declined by $0.8 million primarily due to the completion of several projects in scanning receiver development, offsetting an increase in expenses of $0.4 million related to PCTEL Secure.

Sales and Marketing

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Sales and marketing	$2,580	$2,601	$5,096	$5,210
Percentage of revenues	12.9%	13.6%	13.7%	14.0%
Percent change from year ago period	(0.8%)	3.0%	(2.2%)	8.9%

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses were generally flat for the three months ended June 30, 2012 compared to the same period in fiscal 2011 and decreased approximately $0.1 million for the six months ended June 30, 2012, compared to the same period in fiscal 2011. The decrease was primarily due to lower variable compensation expenses based on lower revenues and operating results in the six months ended June 30, 2012 compared to the prior year period.

General and Administrative

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
General and administrative	$2,655	$2,999	$5,407	$5,716
Percentage of revenues	13.3%	15.7%	14.6%	15.3%
Percent change from year ago period	(11.5%)	2.5%	(5.4%)	4.4%

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses decreased approximately $0.3 million for the three and six months ended June 30, 2012 compared to the same period in fiscal 2011. Additional expense related to the implementation of our new Enterprise Resource Planning (“ERP”) system offset lower expenses for variable compensation. The implementation of the ERP system is expected to be completed during the third quarter 2012.

Amortization of Other Intangible Assets

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Amortization of intangible assets	$745	$661	$1,490	$1,334
Percentage of revenues	3.7%	3.5%	4.0%	3.6%

Amortization increased approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2012 compared to the same period in 2011. Amortization expense increased due to the amortization related to the acquisition of assets from Envision in October 2011 and amortization for in-process research and development for PCTEL Secure, offsetting lower amortization because certain intangible assets for antenna product acquisitions became fully amortized in 2011.

Other Income, Net

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Other income, net	$39	$91	$114	$202
Percentage of revenues	0.2%	0.5%	0.3%	0.5%

Other income, net consists of interest income, foreign exchange gains and losses, investment income, and other income. In the three months ended June 30, 2012 and 2011, we recorded interest income of $40 and $67, respectively. In the six months ended June 30, 2012 and 2011, we recorded interest income of $83 and $151, respectively. In the three months ended June 30, 2012 and 2011, we recorded foreign exchange losses of $7 and $13, respectively. In the six months ended June 30, 2012 and 2011, we recorded foreign exchange losses of $17 and $20, respectively. For the six months ended June 30, 2012 other income, net includes $39 of income related to share-based payments for key contributors of PCTEL Secure. For the three and six months ended June 30, 2011, respectively, other income includes $31 and $62 of income related to share-based payments for key contributors of PCTEL Secure. Since we are a noncontributing investor to the share-based payment arrangements, we recognized income equal to the amount that our interest in the subsidiary’s equity increased as a result of the disproportionate funding of the share-based compensation costs.

Benefit for Income Taxes

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Expense (benefit) for income taxes	$77	$76	($379)	($228)
Effective tax rate	(128.3%)	(54.7%)	23.3%	28.9%

The effective tax rate for the six months ended June 30, 2012 differed from the statutory rate of 34% by 11% primarily because of the noncontrolling interest of PCTEL Secure.

The effective tax rate for the six months ended June 30, 2011 differed from the statutory rate of 34% by 5% because of the noncontrolling interest of PCTEL Secure, as well as a rate change for deferred taxes recorded as a discreet item in the first quarter of 2011.

We maintain valuation allowances due to uncertainties regarding realizability. At June 30, 2012 and December 31, 2011, we had a $0.7 million valuation allowance on our deferred tax assets. The valuation allowance primarily relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. While we recorded a net loss during the six months ended June 30, 2012, our long-term forecasts continue to support the realization of our deferred tax assets. Our domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets.

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

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net loss attributable to noncontrolling interests	($334)	($240)	($687)	($467)

For all of 2011 and through May 2012, we owned 51% of PCTEL Secure. On May 29, 2012, we purchased an additional 19% membership interest in PCTEL Secure from Eclipse. The net loss attributable to noncontrolling interests represents 49% of the net loss of PCTEL Secure for the three and six months ended June 30, 2011 and the pro-rata percentage ownership of PCTEL Secure during the three and six months ended June 30, 2012.

Stock-based compensation expense

The condensed consolidated statements of operations include $0.9 million and $1.6 million of stock compensation expense for the three and six months ended June 30, 2012, respectively. Stock compensation expense for the three months ended June 30, 2012 consists of $0.8 million for restricted stock awards, and $0.1 million for stock option and stock purchase plan expenses. Stock compensation expense for the six months ended June 30, 2012 consists of $1.5 million for restricted stock awards and $0.1 million for stock option and stock purchase plan expenses. We did not record expense for performance share awards during the six months ended June 30, 2012 because we do not expect the 2012 fiscal year targets associated with the performance shares to be met.

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

We did not capitalize any stock-based compensation expense during the three and six months ended June 30, 2012 or 2011.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$99	$68	$203	$137
Research and development	149	156	289	312
Sales and marketing	128	157	257	338
General and administrative	567	608	891	1,023

Total	$943	$989	$1,640	$1,810

Liquidity and Capital Resources

	Six Months Ended June 30,
	2012	2011
Net loss	($1,248)	($560)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	3,117	3,259
Changes in operating assets and liabilities	(1,254)	(2,034)

Net cash provided by operating activities	615	665
Net cash provided by investing activities	8,559	1,961
Net cash provided by (used in) financing activities	(803)	27

	June 30, 2012	December 31, 2011
Cash and cash equivalents at the end of period	$27,790	$19,418
Short-term investments at the end of period	37,174	42,210
Long-term investments at the end of period	1,054	7,177
Working capital at the end of period	$84,976	$80,311

Liquidity and Capital Resources Overview

At June 30, 2012, our cash and investments were approximately $66.0 million and we had working capital of $85.0 million. The decrease in cash and investments of $2.8 million at June 30, 2012 compared to December 31, 2011 is primarily due to capital expenditures and payment of dividends. We used $1.7 million of cash for capital expenditures, $1.1 million of cash for payment of dividends, $0.9 million for purchase of an additional 19% membership interest in PCTEL Secure, offsetting $0.6 million generated from operations and $0.3 million from issuance of common stock.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. Within investing activities, capital spending historically ranges between 3% and 5% of our revenues and the primary use of capital is for manufacturing and development engineering requirements. Our capital expenditures during the six months ended June 30, 2012 were approximately 4.5% of revenues because we spent $1.1 million of capital related to the implementation of a new ERP system. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balance from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the ESPP and have historically used funds to repurchase shares of our common stock through our share repurchase programs. During 2011 we completed its purchases of shares under share repurchase programs previously authorized by the Board of Directors and we are now paying quarterly dividends. Whether this activity results in our being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year.

Operating Activities:

Operating activities provided $0.6 million of cash during the six months ended June 30, 2012 as we generated $1.9 million in cash from our income statement activities and used $1.3 million of cash from our balance sheet activities. We used $1.2 million for payroll taxes related to stock-based compensation. The tax payments related to the Company’s stock issued for restricted stock awards and performance shares. On the balance sheet, we used cash primarily due to payments for accrued liabilities. The $2.6 million decrease in other accruals consisted of payments for cash bonuses, sales commissions, and accrued inventory purchases. In March 2012, we used $2.2 million of cash for bonuses under the 2011 Short Term Incentive Plan (“STIP”). Cash bonuses were only $0.9 million for the same period in 2011. Cash bonuses paid in 2012 for the 2011 STIP were higher compared to cash bonuses paid in 2011 for the 2010 STIP because operating results were better in 2011 and because bonuses to executives under the 2010 STIP were paid 50% in cash and 50% in stock. During the six months ended June 30, 2012, cash was provided by a decrease in prepaid expenses and an increase in accounts payable. Prepaid expenses and other assets decreased $0.8 million during the six months ended June 30, 2012 primarily because we received income tax refunds. Our accounts payable increased $0.6 million during the six ended June 30, 2012 due to timing of inventory purchases.

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

Investing Activities:

Our investing activities provided $8.6 million of cash during the six months ended June 30, 2012. Redemptions and maturities of our investments in short-term bonds during the six months ended June 30, 2012 provided $37.5 million in funds. We rotated $26.3 million of cash into new short-term and long-term bonds during the six months ended June 30, 2012. Beginning in the second quarter 2012, we invested the funds from maturing short-term investments into money market funds so that we had available cash for acquisitions. For the six months ended June 30, 2012, our capital expenditures were $1.7 million, including $1.1 million for our ERP project. We expect to complete the ERP project in the third quarter 2012. We also purchased an additional 19% membership interest in PCTEL Secure for $0.9 million in May 2012. In July 2012, we purchased the remaining 30% of PCTEL Secure for $0.8 million.

Our investing activities provided $2.0 million of cash during the six months ended June 30, 2011. Redemptions and maturities of our investments in short-term bonds during the six months ended June 30, 2011 provided $32.1 million in funds. We rotated $26.7 million of cash into new short-term and long-term bonds during the six months ended June 30, 2011. For the six months ended June 30, 2011, our capital expenditures were $3.4 million, including $2.2 million for our ERP project.

Financing Activities:

We used $0.8 million in cash for financing activities during the six months ended June 30, 2012. We paid $1.1 million for cash dividends paid in February 2012 and May 2012 and we received $0.3 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.

Our financing activities provided $27 of cash during the six months ended June 30, 2011. We used $0.3 million to repurchase our common stock under share repurchase programs and we received $0.3 million from shares purchased through the Employee Stock Purchase Plan (“ESPP”).

Contractual Obligations and Commercial Commitments

As of June 30, 2012, we had operating lease obligations of approximately $4.1 million through 2020. Operating lease obligations consist of $4.0 million for facility lease obligations and $0.1 million for equipment leases. Our lease obligations were $1.2 million at December 31, 2011. In June 2012, we extended the lease for our Germantown, Maryland facility through 2020. The total lease obligation pursuant to the amendment for the Germantown, Maryland lease was $3.3 million.

In March 2012, we entered into a new five-year lease for our Tianjin, China operations. Under the new lease, we expanded the leased space to approximately 22,000 square feet. The additional space meets the needs of our expanded antenna operations in Tianjin.

We had purchase obligations of $9.6 million and $6.7 million at June 30, 2012 and December 31, 2011, respectively. These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet. We had a liability of $1.2 million related to income tax uncertainties at June 30, 2012 and December 31, 2011, respectively. We believe that it is reasonably possible that our unrecognized tax benefits related to research credits could decrease by approximately $0.7 million in the next 12 months as a result of settlements, lapses of statutes of limitations and other adjustments.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2011 Annual Report on Form 10-K (Item 7A). As of June 30, 2012, there have been no material changes in this information.

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

101

The following materials from PCTEL, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: August 9, 2012