Form 10-Q/A
period 2012-06-30
PC TEL INC
filed 2012-09-05
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to PCTEL, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012 (“the Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, consisting of PCTEL, Inc.’ interactive data files, in accordance with Rule 405(a)(2) of Regulation S-T, after allowing for the 30-day grace period for the first quarterly period in which detail tagging is required.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6:	Exhibits

31.1 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 +	The following materials from PCTEL, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*	Filed with PCTEL, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2012.
+	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc. a Delaware corporation

/s/ Martin H. Singer
Martin H. Singer Chief Executive Officer

Date: September 4, 2012