Form 10-Q
period 2012-09-30
PC TEL INC
filed 2012-11-09
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,516,019 as of November 9, 2012

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited) September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$17,061	$19,418
Short-term investment securities	30,705	42,210
Cash held in escrow	500	0
Accounts receivable, net of allowance for doubtful accounts of $120 and $132 at September 30, 2012 and December 31, 2011, respectively	21,210	14,342
Inventories, net	16,060	13,911
Deferred tax assets, net	896	896
Prepaid expenses and other assets	1,054	2,277

Total current assets	87,486	93,054

Property and equipment, net	14,702	13,590
Long-term investment securities	261	7,177
Goodwill	9,651	161
Intangible assets, net	11,959	9,332
Deferred tax assets, net	8,831	8,831
Other noncurrent assets	1,584	1,319

TOTAL ASSETS	$134,474	$133,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,028	$5,651
Accrued liabilities	6,574	7,092

Total current liabilities	14,602	12,743
Contingent consideration	1,147	0
Other long-term liabilities	2,695	2,144

	3,842	2,144

Total liabilities	18,444	14,887

Redeemable equity	0	1,731

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,515,538 and 18,218,537 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	18	18
Additional paid-in capital	139,416	137,117
Accumulated deficit	(23,533)	(20,941)
Accumulated other comprehensive income	129	121

Total stockholders’ equity of PCTEL, Inc.	116,030	116,315
Noncontrolling interest	0	531

Total equity	116,030	116,846

TOTAL LIABILITIES AND EQUITY	$134,474	$133,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES	$25,853	$19,494	$63,007	$56,837
COST OF REVENUES	15,813	10,140	37,119	30,258

GROSS PROFIT	10,040	9,354	25,888	26,579

OPERATING EXPENSES:
Research and development	2,858	3,035	8,454	8,991
Sales and marketing	2,811	2,643	7,907	7,853
General and administrative	2,647	2,520	8,054	8,236
Amortization of intangible assets	1,120	661	2,610	1,995
Restructuring charges	156	125	156	125

Total operating expenses	9,592	8,984	27,181	27,200

OPERATING INCOME (LOSS)	448	370	(1,293)	(621)
Other income, net	11	64	125	266

INCOME (LOSS) BEFORE INCOME TAXES	459	434	(1,168)	(355)
Expense (benefit) for income taxes	187	216	(192)	(13)

NET INCOME (LOSS)	272	218	(976)	(342)
Less: Net loss attributable to noncontrolling interests	0	(274)	(687)	(740)

NET INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	272	492	(289)	398
Less: adjustments to redemption value of noncontrolling interests	0	(106)	(648)	(762)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$272	$386	($937)	($364)

Basic Earnings per Share:
Net income (loss) available to common shareholders	$0.02	$0.02	($0.05)	($0.02)
Diluted Earnings per Share:
Net income (loss) available to common shareholders	$0.02	$0.02	($0.05)	($0.02)

Weighted average shares - Basic	17,493	17,238	17,368	17,239
Weighted average shares - Diluted	17,779	17,640	17,368	17,239

Cash dividend per share	$0.03	$0.00	$0.09	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME (LOSS)	$272	$218	($976)	($342)

OTHER COMPREHENSIVE INCOME:
Foreign Currency Translation Adjustments	20	12	8	41

COMPREHENSIVE INCOME (LOSS)	292	230	(968)	(301)

Comprehensive loss attributable to noncontrolling interests	0	(274)	(687)	(740)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	$292	$504	($281)	$439

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity of PCTEL, Inc.	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
BALANCE, DECEMBER 31, 2011	$18	$137,117	($20,941)	$121	$116,315	$531	$116,846	$1,731

Stock-based compensation	0	2,335	0	0	2,335	0	2,335	0
Issuance of shares for stock purchase and option plans	0	571	0	0	571	0	571	0
Cancellation of shares for payment of withholding tax	0	(1,193)	0	0	(1,193)	0	(1,193)	0
Tax effect from stock based compensation	0	49	0	0	49	0	49	0
Share-based payments for PCTEL Secure	0	0	0	0	0	0	0	39
Adjustment to temporary equity for PCTEL Secure	0	0	(648)	0	(648)	0	(648)	648
Dividend	0	6	(1,655)	0	(1,649)	0	(1,649)	0
Net loss	0	0	(289)	0	(289)	0	(289)	(687)
Purchase of 49% interest in PCTEL Secure	0	531	0	0	531	(531)	0	(1,731)
Change in cumulative translation adjustment, net	0	0	0	8	8	0	8	0

BALANCE, SEPTEMBER 30, 2012	$18	$139,416	($23,533)	$129	$116,030	$0	$116,030	$0

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net loss	($976)	($342)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,377	3,914
Stock-based compensation	2,335	2,523
Share-based expense	39	89
Loss on disposal/sale of property and equipment	4	0
Payment of withholding tax on stock based compensation	(1,193)	(1,226)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,294)	161
Inventories	(308)	(2,859)
Prepaid expenses and other assets	966	1,728
Accounts payable	1,265	843
Income taxes payable	(9)	(17)
Other accrued liabilities	(109)	(635)
Deferred revenue	54	(406)

Net cash provided by operating activities	1,151	3,773

Investing Activities:
Capital expenditures	(2,636)	(4,146)
Purchase of investments	(35,859)	(41,213)
Redemptions/maturities of short-term investments	54,280	41,203
Purchase of assets/businesses, net of cash acquired	(17,731)	0
Cash held in escrow	(500)	0

Net cash used in investing activities	(2,446)	(4,156)

Financing Activities:
Proceeds from issuance of common stock	571	569
Payments for repurchase of common stock	0	(2,559)
Cash dividends	(1,649)	0

Net cash used in financing activities	(1,078)	(1,990)

Net decrease in cash and cash equivalents	(2,373)	(2,373)
Effect of exchange rate changes on cash	16	30
Cash and cash equivalents, beginning of year	19,418	23,998

Cash and Cash Equivalents, End of Period	$17,061	$21,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2012 (Unaudited)

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

Nature of Operations

PCTEL is a global leader in propagation and optimization solutions for the wireless industry. The Company designs, develops, and distributes a wide range of antennas, site solutions, scanning receivers and engineered services, for both public and private networks.

Antennas and Site Solutions

PCTEL is a leading supplier of antennas for private network, public safety and government applications, and site solutions for both private and public network, data, and communications applications. The Company’s MAXRAD®, Bluewave™ and Wi-Sys™ antenna solutions include high-value YAGI, land mobile radio (“LMR”), WiFi, GPS, In Tunnel, Subway, and Broadband antennas (parabolic and flat panel). The Company’s Connected Solutions™ products include specialized towers, enclosures, fiber optic panels, and fiber jumper cables that are engineered into site solutions. The vertical markets into which the antenna and site solutions are sold include supervisory control and data acquisition (“SCADA”), health care, energy, smart grid, precision agriculture, indoor wireless, telemetry, offloading, and wireless backhaul. Growth for antenna and site solutions is primarily driven by the increased use of wireless communications in these vertical markets. The Company’s antenna and site solution products are primarily sold through distributors, value added reseller, and original equipment manufacturer (“OEM”) providers.

The Company established its current antenna and site solutions product portfolio with a series of acquisitions. In 2004 the Company acquired MAXRAD, Inc. (“MAXRAD”), as well as certain product lines from Andrew Corporation (“Andrew”), which established its core product offerings in WiFi, LMR and GPS. Over the next several years the Company added additional capabilities within those product lines and additional served markets with the acquisition of certain assets from Bluewave Antenna Systems, Ltd (“Bluewave”) in 2008, and the acquisitions of Wi-Sys Communications, Inc (“Wi-Sys”) in 2009, Sparco Technologies, Inc. (“Sparco”) in 2010, and certain assets of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC, and TowerWorx International, Inc. in July 2012.

The Company, through its wholly-owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), completed the acquisition of substantially all of the assets and assumption of certain specified liabilities of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC and TowerWorx International, Inc. , pursuant to an Asset Purchase Agreement dated as of July 9, 2012 among PCTEL, PCTelWorx, TelWorx and Tim and Brenda Scronce, the principal owners of these entities. The business operations associated with these purchased assets are collectively referred to as “TelWorx” in this Form 10-Q. See footnote 8 for more information on the acquisition of the assets of TelWorx.

Scanning Receivers and Engineering Services

PCTEL is a leading supplier of high-speed, multi-standard, demodulating receivers and test and measurement solutions to the wireless industry worldwide. The Company’s SeeGull® scanning receivers, receiver-based products and CLARIFY® interference management solutions are used to measure, monitor and optimize cellular networks. The Company’s network engineering services (“NES”) Group provides value-added analysis of measured data collected during the optimization process. Revenue growth for these products and services is driven by the deployment of products based on new wireless technology and the need for wireless networks to be tuned and reconfigured on a regular basis. The Company develops and supports scanning receivers for LTE, EVDO, CDMA, WCDMA, GSM, TD-SCDMA, and WiMAX networks. The Company’s scanning receiver products are sold primarily through test and measurement value added resellers and, to a lesser extent, directly to network operators. The engineering services are sold primarily to network infrastructure providers and cellular carriers.

The Company established its scanning receiver product portfolio in 2003 with the acquisition of certain assets of Dynamic Telecommunications, Inc. In 2009 the Company acquired the scanning receiver business of Ascom Network Testing, Inc (“Ascom”) as well as the exclusive distribution rights and patented technology for Wider Network LLC’s (“Wider”) network interference products. In 2011 the Company acquired certain assets of Envision Wireless Inc.

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

Basis of Consolidation

The condensed consolidated balance sheet and statement of stockholders’ equity as of September 30, 2012 and the condensed consolidated statements of operations, statements of comprehensive (income,) and cash flows for the three and nine months ended September 30, 2012 and 2011, respectively are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2011.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements include the accounts of PCTEL Secure. During 2011 and through May 2012, the Company had a 51% ownership interest in PCTEL Secure. The Company purchased an additional 19% membership interest on May 29, 2012 and purchased the remaining 30% membership interest on July 2, 2012. With the purchase of the final 30% interest, PCTEL Secure became a wholly-owned subsidiary of PCTEL. For the three months ended September 30, 2012, there is no noncontrolling interest because the Company owned 100% of the membership interests. For the nine months ended September 30, 2012, the pro-rata percentage of the noncontrolling interest of PCTEL Secure’s net loss is recorded as noncontrolling interest in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2011, 49% of PCTEL’s net loss is recorded as noncontrolling interest in the condensed consolidated statements of operations. All intercompany accounts and transactions have been eliminated.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). There were no changes in the Company’s significant accounting policies during the nine months ended September 30, 2012. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2011 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2011 Form 10-K. The results for the operations for the period ended September 30, 2012 may not be indicative of the results for the year ending December 31, 2012.

Foreign Currency Translation

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $9 and $7 for the three months ended September 30, 2012 and 2011, respectively. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $26 and $27 for the nine months ended September 30, 2012 and 2011, respectively.

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Basic Earnings Per Share computation:
Numerator:
Net income (loss)	$272	$218	($976)	($342)
Net loss attributable to noncontrolling interests	0	(274)	(687)	(740)

Net income (loss) attributable to PCTEL, Inc.	$272	$492	($289)	$398
Less: adjustments to redemption value of noncontrolling interests	0	(106)	(648)	(762)

Net income (loss) available to common shareholders	$272	$386	($937)	($364)

Denominator:
Common shares outstanding	17,493	17,238	17,368	17,239

Earnings per common share - basic

Net income (loss) available to common shareholders	$0.02	$0.02	($0.05)	($0.02)

Diluted Earnings Per Share computation:
Numerator:
Net income (loss)	$272	$218	($976)	($342)
Net loss attributable to noncontrolling interests	0	(274)	(687)	(740)

Net income (income (loss)) attributable to PCTEL, Inc.	$272	$492	($289)	$398
Less: adjustments to redemption value of noncontrolling interests	0	(106)	(648)	(762)

Net income (loss) available to common shareholders	$272	$386	($937)	($364)

Denominator:
Common shares outstanding	17,493	17,238	17,368	17,239
Restricted shares subject to vesting	214	330	*	*
Performance shares subject to vesting	71	72	*	*
Common stock option grants	1	0	*	*

Total shares	17,779	17,640	17,368	17,239

Earnings per common share - diluted

Net income (loss) available to common shareholders	$0.02	$0.02	($0.05)	($0.02)

*	As denoted by “*” in the table above, the weighted average common stock option grants, performance shares and restricted shares of 384,000 for the nine months ended September 30, 2012, and 465,000 for the nine months ended September 30, 2011, respectively, were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consist of the following:

	September 30, 2012	December 31, 2011
Cash	$9,949	$17,028
Cash equivalents	7,112	2,390
Short-term investments	30,705	42,210
Long-term investments	261	7,117

	$48,027	$68,745

Cash and Cash equivalents

At September 30, 2012, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At September 30, 2012 and December 31, 2011, the Company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. Government Agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the Company’s U.S. banks is fully insured by the Federal Deposit Insurance Corporation due to the balances being below the maximum insurable amounts.

At September 30, 2012, the Company had $9.9 million in cash, and $7.1 million in cash equivalents. At December 31, 2011, the Company had $17.0 million in cash and $2.4 million in cash equivalents. The Company had $0.7 million of cash and cash equivalents in foreign bank accounts at September 30, 2012 and December 31, 2011. As of September 30, 2012, the Company had no intention of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

At September 30, 2012 and December 31, 2011, the Company’s short-term and long-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, and AA or higher rated corporate bonds are all classified as held-to-maturity.

At September 30, 2012, the Company had invested $10.0 million in pre-refunded municipal bonds and taxable bond funds, $11.8 million in U.S. government agency bonds and $8.9 million in AA rated or higher corporate bonds. The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities. The bonds, classified as short-term investments, have original maturities greater than 90 days and mature in less than one year. At September 30, 2012, the Company had $0.3 million classified as long-term investment securities. The bonds classified as long-term investments have maturities greater than one year but less than two years. The Company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains were $11 at September 30, 2012. Approximately 11% of the Company’s bonds were protected by bond default insurance at September 30, 2012.

At December 31, 2011, the Company had invested $23.6 million in pre-refunded municipal bonds, $18.3 million in U.S. government agency bonds, and $7.5 million in AA rated or higher corporate bonds. At December 31, 2011, the Company had $7.1 million classified as long-term investment securities.

The Company categorizes its financial instruments within a fair value hierarchy established in accounting and disclosures for fair value measurements. The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2. For the Level 2 investments, the Company uses quoted prices of similar assets in active markets.

Cash equivalents and investments measured at fair value were as follows at September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and certificates of deposit	$7,436	$0	$0	$7,436	$2,390	$0	$0	$2,390
Investments:
US government agency bonds	0	11,793	0	11,793	0	18,256	0	18,256
Municipal bonds	0	9,957	0	9,957	0	23,616	0	23,616
Corporate debt securities	0	8,903	0	8,903	0	7,550	0	7,550

Total	$7,436	$30,653	$0	$38,089	$2,390	$49,422	$0	$51,812

5. Goodwill and Intangible Assets

Goodwill

The following is a roll forward of goodwill from December 31, 2011 through September 30, 2012:

Amount
Balance at December 31, 2011	161
Goodwill acquired - July 2012 (TelWorx)	9,490

Balance at September 30, 2012	9,651

In July 2012, the Company recorded goodwill of $9.5 million related to the acquisition of assets from TelWorx. In October 2011, the Company recorded goodwill of $0.2 million related to the acquisition of assets from Envision. Because the Company had no triggering events, there was no goodwill impairment during the period.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships	$20,161	$12,156	$8,005	$17,263	$10,554	$6,709
Patents and technology	7,867	6,601	1,266	7,408	6,223	1,185
Trademarks and trade names	4,256	2,511	1,745	2,729	2,361	368
Other	3,607	2,664	943	3,254	2,184	1,070

	$35,891	$23,932	$11,959	$30,654	$21,322	$9,332

The $2.6 million increase in the net book value of intangible assets at September 30, 2012 compared to December 31, 2011 reflects $5.2 million of intangible assets acquired from TelWorx in July 2012 and amortization expense of $2.6 million recorded for the nine months ended September 30, 2012.

The Company’s scheduled amortization expense for 2012 and the next five years is as follows:

Fiscal Year	Amount
2012	$3,721
2013	$3,833
2014	$3,185
2015	$2,474
2016	$859
Thereafter	$496

6. Balance Sheet Information

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 60 days. The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available information of the collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $0.1 million at September 30, 2012 and at December 31, 2011. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing. Inventories as of September 30, 2012 and December 31, 2011 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The Company had consigned inventory with customers of $0.8 million at September 30, 2012 and $0.9 million at December 31, 2011, respectively. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $1.6 million and $1.5 million at September 30, 2012 and December 31, 2011, respectively.

Inventories consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Raw materials	$11,995	$10,573
Work in process	870	476
Finished goods	3,195	2,862

Inventories, net	$16,060	$13,911

Prepaid and Other Current Assets

Prepaid assets are stated at cost and are amortized over the useful lives (up to one year) of the assets.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The Company depreciates computer equipment over three to ten years, office equipment, manufacturing and test equipment, and motor vehicles over five years, furniture and fixtures over seven years, and buildings over 30 years. Leasehold improvements are amortized over the shorter of the corresponding lease term or useful life. Depreciation expense and gains and losses on the disposal of property and equipment are included in cost of sales and operating expenses in the condensed consolidated statements of operations. Maintenance and repairs are expensed as incurred.

Property and equipment consists of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Building	$6,207	$6,207
Computers and office equipment	9,804	7,962
Manufacturing and test equipment	9,299	8,831
Furniture and fixtures	1,250	1,169
Leasehold improvements	434	230
Motor vehicles	150	27

Total property and equipment	27,144	24,426
Less: Accumulated depreciation and amortization	(14,212)	(12,606)
Land	1,770	1,770

Property and equipment, net	$14,702	$13,590

Liabilities

Accrued liabilities consist of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Inventory receipts	$3,042	$1,457
Paid time off	1,001	940
Payroll, bonuses, and other employee benefits	771	3,015
Warranties	270	249
Professional fees	158	197
Sales tax	137	36
Credit card purchases	134	13
Deferred revenues	132	78
Real estate taxes	124	159
Employee stock purchase plan	118	232
Deferred rent	66	85
Temporary labor	91	0
Due to Sparco shareholders	0	198
Other	530	433

Total	$6,574	$7,092

Long-term liabilities consist of the following:

	September 30, 2012	December 31, 2011
Executive deferred compensation plan	$1,603	$1,272
Income taxes	825	825
Deferred rent	166	42
Deferred revenues	68	5
Long-term obligations under capital leases	33	0

	$2,695	$2,144

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

During 2012, the Company purchased the remaining 49% of PCTEL Secure using its existing cash. The limited liability company agreement of PCTEL Secure (“LLC Agreement”) provided several mechanisms for the orderly transition of the Company’s ownership from 51% to 100%. Subsequent to the execution of the LLC Agreement, the Company and Eclipse changed PCTEL Secure’s business model from selling mobile phones with secure software embedded to licensing its proprietary secure software to third parties for integration on their devices. While the cash flow does not change with the new licensing business model, the revenue decreases dramatically because the licensing royalty per unit is significantly less than the sales price per unit of an entire secure phone. The formulas set forth in the LLC Agreement used to calculate the enterprise value of PCTEL Secure (“EV”) for the purpose of the orderly transition of ownership through call and put rights are multiples of revenue and backlog. Based on this model change, the Company and Eclipse agreed to modify the agreement in a first amendment to the LLC Agreement effective December 31, 2011 (“LLC Amendment”).

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

For the three months ended September 30, 2012, the Company’s consolidated financial statements include 100% of the expenses of PCTEL Secure and no noncontrolling interest. Through June 30, 2012, the Company’s consolidated financial statements include the results of PCTEL Secure, with Eclipse’s ownership recorded as noncontrolling interest. Based on review of accounting rules for consolidation, the Company concluded that (a) it had financial control of PCTEL Secure as it held two of the three board seats (and three as of July 2, 2012) and (b) Eclipse’s rights under the agreements are protective rights that do not override the presumption that the majority-owned subsidiary should be consolidated. Therefore, the Company consolidated the financial results of PCTEL Secure into the Company’s consolidated financial statements for the three and nine months ended September 30, 2012 and 2011.

Prior to the Company owning 100% of PCTEL Secure, the Company provided services to PCTEL Secure at cost for facilities, financial services, general and administrative services, order management, manufacturing and distribution, and marketing services. The service agreement was terminated in July 2012.

Eclipse identified an employee of PCTEL Secure and two contractors for Eclipse as key contributors of services. Eclipse entered into cash bonus arrangements with the three key contributors. The bonus agreements granted these key contributors the right for each to receive a cash bonus from the net proceeds received by Eclipse upon exercise of Eclipse’s put right, the Company’s second call right, or the Company’s third call right, which results in a qualifying sale of Eclipse’s membership interests in PCTEL Secure. Participation in the net proceeds paid to Eclipse from a qualifying sale of Eclipse’s membership interests is equivalent to each key contributor having been a 5% owner of PCTEL Secure. The Company determined that the qualifying sale of Eclipse’s membership interests was probable upon the date of formation, January 5, 2011. The Company had control over the entity based on its ownership position and number of board seats. PCTEL had the ability to exercise the call rights based on its available cash and investments and lack of indebtedness. The development program undertaken within PCTEL Secure is part of the Company’s strategic growth strategy, and it was the Company’s intent to acquire all membership interests in PCTEL Secure for the products it was creating. The bonuses were paid to the key contributors by Eclipse subsequent to the Company’s exercise of the mandatory call right on July 2, 2012.

The Company recorded $0 and $0.1 million of compensation expense for share-based payments in accordance with accounting for stock compensation for the three key contributors of PCTEL Secure referenced above during the three months ended September 30, 2012 and 2011. The Company recorded $0.1 million of compensation expense for share-based payments in accordance with accounting for stock compensation for the three key contributors of PCTEL Secure referenced above during the nine months ended September 30, 2012 and 2011, respectively. For the key contributors, the Company recorded the pro-rata portion of the total expense of $0.4 million recognized over the service period ending March 31, 2012. The service period was based on the exercise of the first call right in May 2012 and the irrevocable exercise of the mandatory call right in June 2012 for the purchase of the outstanding membership interests in PCTEL Secure on July 2, 2012. The fair value of the bonus amounts was based on 15% of the EV of $2.66 million. Since the Company is a noncontributing investor to the share-based payment arrangements, the Company recognized income equal to the amount that its interest in PCTEL Secure’s equity increased as a result of the disproportionate funding of the compensation costs. This amount is included in other income, net in the condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011, respectively.

PCTEL Secure incurred losses of $0.7 million and $2.2 million for the three and nine months ended September 30, 2012, respectively and losses of $0.5 million and $1.5 million for the three and nine months ended September 30, 2011, respectively. For all of 2011 and through May 2012, the noncontrolling interest was based on Eclipse’s 49% membership interest. In June, the noncontrolling interest was based on Eclipse’s 30% membership interest. The Company recorded $0 and $0.7 million as net loss attributable to noncontrolling interest for the three and nine months ended September 30, 2012. The Company recorded $0.3 million and $0.7 million as net loss attributable to noncontrolling interest for the three and nine months ended September 30, 2011. See the segment information in Note 13 for information related to the financial results of PCTEL Secure.

The payment of $0.8 million on July 2, 2012 was recorded against the remaining redeemable equity. Since the Company owned 100% of the membership interest in PCTEL Secure, the Company reclassified $0.5 million of equity in noncontrolling interest to additional paid in capital. At December 31, 2011, the redeemable equity consisted of the $0.9 million fair value of the first call right and the $0.8 million fair value for the mandatory call right.

The summary of noncontrolling interest during the nine months ended September 30, 2012 is as follows:

	Noncontrolling Interest
	Permanent	Redeemable	Total
Balance at December 31, 2011	$531	$1,731	$2,262
Share-based payments for PCTEL Secure	0	39	39
Purchase of 19% membership interest	0	(931)	(931)
Purchase of 30% membership interest	0	(800)	(800)
Adjustment to temporary equity for PCTEL	0	648	648
Net loss attributable to noncontrolling interest	0	(687)	(687)
Reclassification of noncontrolling interest to permanent equity	(531)	0	(531)

Balance at September 30, 2012	$0	$0	$0

During the nine months ended September 30, 2012, the share-based payment expense associated with the awards to key contributors is credited to redeemable equity. Since all noncontrolling interest was recorded as redeemable equity, the Company recorded a $0.6 million adjustment to retained earnings during the nine months ended September 30, 2012.

8. Acquisitions

Acquisition of TelWorx Communications LLC

The Company, through its wholly-owned subsidiary PCTelWorx, completed the acquisition of substantially all of the assets and the assumption of certain specified liabilities of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC and TowerWorx International, Inc. , pursuant to an Asset Purchase Agreement dated as of July 9, 2012 among the Company, PCTelWorx, Inc., TelWorx and Tim and Brenda Scronce, the principal owners of these entities. The business operations associated with these purchased assets is collectively referred to as “TelWorx” in this Form 10-Q.

TelWorx is a North Carolina-based company with expertise in delivering wireless and fiber optic solutions into the enterprise, defense, transportation, and the carrier market. TelWorx excels at global procurement, custom engineering of RF solutions, rapid delivery and deployment of systems, and value-added reselling of antennas, related RF components, and other communication elements. The acquisition includes TowerWorx™, a provider of mobile towers for defense, industrial wireless, and other applications. The acquisition expands the Company’s products and markets addressed by its antenna and site solutions product line.

The purchase price for TelWorx was $16.5 million with potential contingent stock-based consideration of $1.5 million. At closing, the Company paid $16.0 million in cash and designated $0.5 million as cash held in escrow. The cash held in escrow is available to compensate the Company and/or any indemnified parties of the Asset Purchase Agreement for any claims of such parties for any losses suffered or incurred for which they are entitled to recover. The escrow period terminates on December 31, 2013. The cash held in escrow is included separately on the condensed consolidated balance sheets as a non-current asset. The cash consideration paid was provided from PCTEL’s existing cash. The contingent consideration is dependent upon the achievement of total PCTEL revenue and earnings goals in 2013. These goals will be the goals set as part of the Company’s 2013 annual operating plan. The plan is expected to be approved by the Company’s Board of Directors in November 2012. The revenue and earnings targets will each be weighted at 50% of the total earn-out. The shares earned for the contingent consideration will be awarded no later than March 15, 2014. The Company considered several factors in assessing that the contingent consideration arrangement is additional consideration rather than compensation expense. The contingent payments are not affected by employment termination. All former TelWorx shareholders participate in the contingent consideration proportional to their TelWorx ownership interests, including shareholders who are not employees of PCTEL. The compensation of those shareholders who became employees is at similar levels as other key employees of PCTEL.

The Company estimated the fair value of the stock-based contingent consideration at $0.6 million. In determining the fair value of the earn-out, the Company based the probability of separately meeting the earnings and revenue targets on the Company’s historical performance of its actual results compared to its annual operating plans. The $1.1 million of contingent consideration is included in long-term liabilities in the condensed consolidated balance sheet at September 30, 2012.

The Company acquired tangible assets of accounts receivable, inventories, and fixed assets; acquired intangible assets of customer relationships, trade names, tower intellectual property, and order backlog; and assumed liabilities of accounts payable and accrued expenses. The intangible assets are being amortized for book and tax purposes. At the date of the acquisition, the weighted average book amortization period of the intangible assets acquired was 4.5 years. The Company estimated the fair value (and remaining useful lives) of the assets and liabilities.

The Company, through PCTelWorx, offered employment to all former employees of TelWorx. The key managers have entered into employment arrangements that include a non-competition covenant during their employment and for twelve months thereafter. The Company has entered into a five-year lease agreement for the continued use of the operating facility and offices in Lexington, North Carolina and a one-year lease for an office facility in Pryor, Oklahoma. Acquisition related expenses of $0.1 million are included in general and administrative expenses for the three months ended September 30, 2012.

The purchase accounting related to the valuation of certain tangible and intangible assets was still in process at September 30, 2012. The purchase accounting will be completed during the quarter ended December 31, 2012. The following is the allocation of the purchase price for the assets from TelWorx at the date of the acquisition as of September 30, 2012:

Tangible assets:
Accounts receivable	$1,575
Inventory	1,843
Prepaid expenses	9
Fixed assets	248

Total current assets	3,675

Intangible assets:
Customer relationships	2,898
Trade names	1,527
Technology	458
Backlog	91
Non-compete	262
Goodwill	9,491

Total intangible assets	14,727

Total assets	18,402

Capital leases	57
Accounts payable	1,113
Accrued liabilities	85

Total liabilities	1,255

Net assets acquired	$17,147

TelWorx revenues were $18.1 million in the year ended December 31, 2011 and the year ended December 31, 2010. For the three months ended September 30, 2012, the condensed consolidated statements of earnings include revenues of $4.2 million and an operating loss of $0.4 million for TelWorx. The pro-forma effect on the financial results of the Company as if the acquisition had taken place on January 1, 2011 is as follows.

	Three Months Ended September		Nine Months Ended September
	2012	2011	2012	2011
REVENUES	$25,853	$24,606	$70,746	$70,672
GROSS PROFIT	10,040	10,442	27,618	29,847
OPERATING EXPENSES:	9,592	10,151	29,834	30,710
OPERATING INCOME (LOSS)	448	291	(2,216)	(863)
NET INCOME (LOSS)	272	173	(1,550)	(484)
NET INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	272	447	(863)	256

NET LOSS (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$272	$341	($1,511)	($506)

Basic Earnings per Share:
Net income (loss) available to common shareholders	$0.02	$0.02	($0.09)	($0.03)
Diluted Earnings per Share:
Net income (loss) available to common shareholders	$0.02	$0.02	($0.09)	($0.03)

The pro-forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2011, nor is it necessarily indicative of the Company’s future consolidated results of operation or financial position.

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

The Company paid cash consideration of $1.5 million to acquire customer relationships, accounts receivable and fixed assets. The consideration was determined based on the fair value of the intangible assets modeled at the time of the negotiation, which were updated at the time of closing. With the acquisition of assets from Envision, the Company entered into a lease for a 1,624 square foot facility used for sales activities in Melbourne, Florida. The term of the lease, as amended, is through October 2013. The cash consideration paid in connection with the acquisition was provided from the Company’s existing cash. The acquisition related costs related to this asset purchase were not significant to the Company’s consolidated financial statements.

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

9. Stock-Based Compensation

The condensed consolidated statements of operations include $0.7 million and $2.3 million of stock compensation expense for the three and nine months ended September 30, 2012, respectively. Stock compensation expense for the three months ended September 30, 2012 consists of $0.6 million for restricted stock awards, and $0.1 million for stock option and stock purchase plan expenses. Stock compensation expense for the nine months ended September 30, 2012 consists of $2.1 million for restricted stock awards, and $0.2 million for stock option and stock purchase plan expenses.

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

The Company did not capitalize any stock compensation expense during the three and nine months ended September 30, 2012 or 2011. The Company did not issue any stock awards to employees or contributors of PCTEL Secure during the three and nine months ended September 30, 2012 and 2011.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$99	$67	$302	$204
Research and development	153	139	442	451
Sales and marketing	141	155	398	494
General and administrative	302	351	1,193	1,374

Total	$695	$712	$2,335	$2,523

Restricted Stock – Service Based

The Company grants restricted stock as employee incentives as permitted under the Company’s 1997 Stock Plan, as amended and restated (“1997 Stock Plan”). In connection with the grant of restricted stock to employees, the Company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. Stock-based compensation expense is recorded ratably over the vesting period of the applicable shares. These grants vest over various periods, but typically vest over four years.

For the three months ended September 30, 2012, the Company did not issue any restricted stock awards and recorded cancellations of 22,850 shares with grant date fair value of $0.1 million. For the nine months ended September 30, 2012, the Company issued 229,950 shares of restricted stock with grant date fair value of $1.6 million and recorded cancellations of 75,506 shares with grant date fair value of $0.5 million.

For the three months ended September 30, 2012, 2,475 restricted shares vested with grant date fair value and intrinsic value of $17, respectively. For the nine months ended September 30, 2012, 468,730 restricted shares vested with grant date fair value of $2.8 million and intrinsic value of $3.5 million.

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

At September 30, 2012, total unrecognized compensation expense related to restricted stock was approximately $5.6 million, net of forfeitures to be recognized through 2016 over a weighted average period of 1.1 years. The shorter weighted average period of 1.1 years is due to the Company reducing the number of share awards over the previous four years.

The following table summarizes restricted stock activity for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Awards - December 31, 2011	1,122,296	$5.90
Shares awarded	229,950	7.04
Performance share units converted to restricted stock awards	139,150	6.47
Shares vested	(468,730)	5.88
Shares cancelled	(75,506)	6.24

Unvested Restricted Stock Awards - September 30, 2012	947,160	$6.24

Stock Options

The Company may grant stock options to purchase common stock. The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date. Employee stock options contain gradual vesting provisions, typically over four years, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the next three years. The Board of Director stock options vest on the first anniversary of the grant year. Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. Historically, the Company has granted stock options with a ten year life. Beginning with options granted in July 2010, the Company granted stock options with a seven year life. During 2012 and 2011, the Company awarded stock options to eligible new employees for incentive purposes.

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

During the three months ended September 30, 2012 the Company issued 65,000 stock options with a weighted average grant date value of $2.49. During the nine months ended September 30, 2012 the Company issued 69,500 stock options with a weighted average grant date value of $2.51. The Company received proceeds of $8 from the exercise of 1,281 options during the three months ended September 30, 2012. The intrinsic value of these options exercised was $1. The Company received proceeds of $33 from the exercise of 5,000 options during the nine months ended September 30, 2012. The intrinsic value of these options exercised was $4. During the three months ended September 30, 2012, 120,200 options were cancelled or expired. During the nine months ended September 30, 2012, 336,692 options were cancelled, expired, or forfeited.

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

As of September 30, 2012, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $215, net of estimated forfeitures to be recognized through 2016 over a weighted average period of 1.5 years.

The range of exercise prices for options outstanding and exercisable at September 30, 2012 was $5.50 to $11.84. The following table summarizes information about stock options outstanding under all stock plans at September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.50 — $ 6.80	126,406	5.37	$6.35	51,648	$6.47
6.86 — 7.53	142,304	3.15	7.22	134,139	7.23
7.65 — 8.49	117,262	2.17	8.06	117,262	8.06
8.62 — 8.76	114,000	3.08	8.67	114,000	8.67
9.09 — 9.12	114,627	2.90	9.09	114,627	9.09
9.16 — 9.16	132,000	3.84	9.16	132,000	9.16
9.19 — 10.25	121,780	3.46	9.70	121,780	9.70
10.46 — 11.01	117,960	2.48	10.76	117,960	10.76
11.38 — 11.68	106,050	1.22	11.42	106,050	11.42
11.84 — 11.84	47,000	1.38	11.84	47,000	11.84

$ 5.50 — $ 11.84	1,139,389	3.05	$8.98	1,056,466	$9.19

The intrinsic value and contractual life of the options outstanding and exercisable at September 30, 2012 were as follows:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	3.05	$98
Options Exercisable	2.77	$39

The intrinsic value is based on the share price of $7.05 at September 30, 2012.

The following table summarizes the stock option activity for the nine months ended September 30, 2012:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,411,581	$9.02
Granted	69,500	6.34
Exercised	(5,000)	6.58
Expired or Cancelled	(336,550)	8.63
Forfeited	(142)	7.28

Outstanding at September 30, 2012	1,139,389	$8.98

Exercisable at September 30, 2012	1,056,466	$9.19

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	September 30,
	2012	2011
Dividend yield	1.7%	None
Risk-free interest rate	0.2%	0.6%
Expected volatility	52%	50%
Expected life (in years)	5.1	5.1

The dividend yield rate was calculated by dividing the Company’s annual dividend by the closing price on the grant date. The Company used a dividend yield of “None” in the valuation model for stock options granted through the third quarter 2011 because the Company issued its first quarterly dividend in November 2011. Until November 2011, the Company had paid one cash dividend in May 2008, which was a special dividend as a partial distribution of the proceeds received from the sale of the Company’s Mobility Solutions Group. The risk-free interest rate was based on the U.S. Treasury yields with a remaining term that approximates the expected life of the options granted. The Company calculates the volatility based on a five-year historical period of the Company’s stock price. The Company incorporates a forfeiture rate based on historical data in the expense calculation. The expected life used for options granted is based on historical data of employee exercise performance.

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

During the nine months ended September 30, 2012, the Company granted 169,650 performance units with a grant date fair value of $1.2 million and cancelled 11,320 performance units with a grant date fair value of $79. During the nine months ended September 30, 2012, 4,836 performance units vested with a grant date fair value of $33 and intrinsic value of $36. During the nine months ended September 30, 2012, 139,150 performance units were converted to time-based restricted stock awards. The Company did not record expense for performance share awards during the nine months ended September 30, 2012 because the Company does not anticipate the 2012 fiscal year targets associated with the performance shares to be met.

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

Based on the Company’s evaluation of the performance targets, there was no unrecognized compensation expense related to the unvested performance units as of September 30, 2012.

The following table summarizes the performance share activity during the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested Performance Units - December 31, 2011	132,906	$6.48
Units awarded	169,650	7.00
Units vested	(4,836)	6.75
Performance share units converted to restricted stock awards	(139,150)	6.47
Units cancelled	(11,320)	7.01

Unvested Performance Units - September 30, 2012	147,250	$7.04

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

The Company issued 5,000 time-based restricted stock units with a fair value of $35 to employees during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, 2,600 restricted stock units vested with a grant date fair value of $16 and intrinsic value of $20.

No time-based restricted stock units were granted or vested during the three or nine months ended September 30, 2011. The Company issued 4,400 time-based restricted stock units with a fair value of $28 to employees during the nine months ended September 30, 2011. During the first quarter of 2011, 1,500 restricted stock units vested with a grant date fair value of $9 and intrinsic value of $11.

As of September 30, 2012, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $100, to be recognized through 2016 over a weighted average period of 1.4 years.

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Units - December 31, 2011	10,150	$6.28
Units awarded	5,000	7.04
Units vested	(2,600)	6.33

Unvested Restricted Stock Units - September 30, 2012	12,550	$6.58

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is six months. The Company received proceeds of $0.3 million from the issuance of 48,032 shares under the ESPP in February 2012 and received proceeds of $0.3 million from the issuance of 54,751 shares under the ESPP in February 2011. The Company received proceeds of $0.3 million from the issuance of 56,041 shares under the Purchase Plan in August 2012 and received proceeds of $0.3 million from the issuance of 51,970 shares under the Purchase Plan in August 2011.

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

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	September 30,
	2012	2011
Dividend yield	1.7%	None
Risk-free interest rate	0.2%	0.2%
Expected volatility	52%	52%
Expected life (in years)	0.5	0.5

The dividend yield rate was calculated by dividing the Company’s annual dividend by the closing price on the grant date. The Company used a dividend yield of “None” in the valuation model for stock purchase shares issued through the third quarter 2011 because the Company issued its first quarterly dividend in November 2011. Until November 2011, the Company had paid one cash dividend in May 2008, which was a special dividend as a partial distribution of the proceeds received from the sale of the Company’s Mobility Solutions Group. The risk-free interest rate was based on the U.S. Treasury yields with a remaining term that approximates the expected life of the stock purchase shares issued. The dividend yield rate is calculated by dividing the Company’s annual dividend by the closing price on the grant date. The Company calculates the volatility based on a five-year historical period of the Company’s stock price. The expected life used is based on the offering period.

Short Term Bonus Incentive Plan (“STIP”)

For the Company’s 2011 Short Term Incentive Plan (“STIP”), all bonuses were paid in cash in February 2012. Bonuses related to the Company’s 2010 STIP were paid 50% in cash and 50% in the Company’s common stock to executives, and 100% in cash to non-executives. The shares earned under the STIP were issued in the first quarter following the end of the fiscal year. In March 2011, the Company issued 48,345 shares, net of shares withheld for payment of withholding tax under the 2010 STIP.

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority. The Company paid $1.2 million for withholding taxes related to stock awards during the nine months ended September 30, 2012 and 2011, respectively.

Stock Repurchases

The Company repurchases shares of common stock under share repurchase programs authorized by the Board of Directors. All share repurchase programs are announced publicly. No shares were repurchased during the nine months ended September 30, 2012, and as of September 30, 2012, no additional shares may be repurchased under any share repurchase program.

10. Benefit Plans

Employee Benefit Plans

The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan, up to the statutorily prescribed annual limit. The Company may make discretionary contributions to the 401(k) plan. The Company made employer contributions of $194 and $173 to the 401(k) plan for the three months ended September 30, 2012 and 2011, respectively. The Company made employer contributions of $599 and $533 to the 401(k) plan for the nine months ended September 30, 2012 and 2011, respectively. The Company also contributes to various retirement plans for foreign employees. The Company made contributions to these plans of $54 and $42 for the three months ended September 30, 2012 and 2011 respectively. The Company made contributions to these plans of $156 and $109 for the nine months ended September 30, 2012 and 2011, respectively.

Executive Deferred Compensation Plan

The Company provides an Executive Deferred Compensation Plan for executive officers and senior managers. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses. In addition, the Company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. The deferred compensation obligation included in Long-Term Liabilities in the condensed consolidated balance sheets was $1.6 million at September 30, 2012 and $1.3 million at December 31, 2011. The Company funds the obligation related to the Executive Deferred Compensation Plan with corporate-owned life insurance policies. The cash surrender value of such policies is included in Other Non-Current Assets.

11. Commitments and Contingencies

Leases

The Company has operating leases for office facilities through 2020 and office equipment through 2014. The future minimum rental payments under these leases at September 30, 2012, are as follows:

Year	Amount
2012	$231
2013	847
2014	784
2015	784
2016	750
Thereafter	1,649

Future minumum lease payments	$5,045

The Company has capital leases for office equipment and vehicles through 2016. The office equipment and vehicles have a cost of $55, accumulated depreciation of $4, and a net book value of $51 as of September 30, 2012.

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount
2012	$10
2013	19
2014	19
2015	12
2016	1

Total minimum payments required:	61
Less amount representing interest:	3

Present value of net minimum lease payments:	$58

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The Company’s allowance for sales returns was $0.1 million at September 30, 2012 and $0.2 million at December 31, 2011, respectively.

The Company offers repair and replacement warranties of primarily two years for antenna products and one year for scanning receiver products. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at September 30, 2012 and $0.2 million at December 31, 2011, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in the warranty reserves during the nine months ended September 30, 2012 and 2011, were as follows:

	Nine Months Ended September 30,
	2012	2011
Beginning balance	$249	$257
Provisions for warranty	127	493
Consumption of reserves	(106)	(190)

Ending balance	$270	$560

Restructuring

During the three months ended September 30, 2012, the Company eliminated twelve positions in its Bloomingdale, Illinois manufacturing organization. The Company recorded restructuring expense of $0.2 million.

The following table summarizes the restructuring activity during the nine months ended September 30, 2012 and the status of the reserves at September 30, 2012:

	Accrual Balance at December 31, 2011	Restructuring Expense	Cash Payments	Accrual Balance at September 30, 2012
Bloomingdale manufacturing restructuring	$0	$156	($147)	$9

During the third quarter 2011, the Company reduced the headcount of its Germantown, Maryland engineering organization due to the completion of several projects for scanning receivers. The restructuring plan consisted of the elimination of six positions. The Company incurred restructuring expense of $0.1 million, which consisted of severance and payroll related benefits.

12. Income Taxes

The Company recorded an income tax benefit of $0.2 million for the nine months ended September 30, 2012. The tax benefit for the nine months ended September 30, 2012 differs from the statutory rate of 34% primarily because of the noncontrolling interest in PCTEL Secure and state income taxes.

The Company recorded an income tax benefit of $13 for the nine months ended September 30, 2011. The tax benefit for the nine months ended September 30, 2011 differs from the statutory rate of 34% by approximately 30% primarily because of the noncontrolling interest in PCTEL Secure, as well as a rate change for deferred taxes recorded as a discrete item in the first quarter of 2011.

The Company’s valuation allowance against its deferred tax assets was $0.7 million at September 30, 2012 and December 31, 2011. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. While the Company recorded a net loss during the nine months ended September 30, 2012, the Company’s long-term forecasts continue to support the realization of its deferred tax assets. The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets. The Company’s gross unrecognized tax benefit was $1.2 million both at September 30, 2012 and December 31, 2011.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s federal and state income tax years, with limited exceptions, are closed through 2007.

Through June 30, 2012, PCTEL Secure was a pass-through entity for income tax purposes. The Company recognized its share of PCTEL Secure’s taxable income or loss based on its ownership interest. As of the mandatory call closing on July 2, 2012, PCTEL Secure became a disregarded entity for income tax purposes.

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

The results of operations by segment are as follows for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	PCTEL	PCTEL Secure	Consolidating	Total	PCTEL	PCTEL Secure	Consolidating	Total
REVENUES	$25,853	$0	$0	$25,853	$63,007	$0	$0	$63,007
COST OF REVENUES	15,813	0	0	15,813	37,119	0	0	37,119

GROSS PROFIT	10,040	0	0	10,040	25,888	0	0	25,888

OPERATING EXPENSES:
Research and development	2,348	510	0	2,858	6,879	1,575	0	8,454
Sales and marketing	2,811	0	0	2,811	7,893	14	0	7,907
General and administrative	2,647	0	0	2,647	8,036	18	0	8,054
Amortization of intangible assets	917	203	0	1,120	2,001	609	0	2,610
Restructuring charges	156	0	0	156	156	0	0	156

Total operating expenses	8,879	713	0	9,592	24,965	2,216	0	27,181

OPERATING INCOME (LOSS)	1,161	(713)	0	448	923	(2,216)	0	(1,293)
Other income, net	11	0	0	11	125	0	0	125

INCOME (LOSS) BEFORE INCOME TAXES	1,172	(713)	0	459	1,048	(2,216)	0	(1,168)
Expense (benefit) for income taxes	0	0	187	187	0	0	(192)	(192)

NET INCOME (LOSS)	1,172	(713)	(187)	272	1,048	(2,216)	192	(976)
Less: Net loss attributable to noncontrolling interests	0	0	0	0	0	0	(687)	(687)

NET INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	$1,172	($713)	($187)	$272	$1,048	($2,216)	$879	($289)

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	PCTEL	PCTEL Secure	Consolidating	Total	PCTEL	PCTEL Secure	Consolidating	Total
REVENUES	$19,494	$0	$0	$19,494	$56,837	$0	$0	$56,837
COST OF REVENUES	10,140	0	0	10,140	30,258	0	0	30,258

GROSS PROFIT	9,354	0	0	9,354	26,579	0	0	26,579

OPERATING EXPENSES:
Research and development	2,618	417	0	3,035	7,976	1,015	0	8,991
Sales and marketing	2,620	23	0	2,643	7,732	121	0	7,853
General and administrative	2,513	7	0	2,520	8,194	42	0	8,236
Amortization of intangible assets	550	111	0	661	1,661	334		1,995
Restructuring charges	125	0	0	125	125	0	0	125

Total operating expenses	8,426	558	0	8,984	25,688	1,512	0	27,200

OPERATING INCOME (LOSS)	928	(558)	0	370	891	(1,512)	0	(621)
Other income, net	64	0	0	64	266	0	0	266

INCOME (LOSS) BEFORE INCOME TAXES	992	(558)	0	434	1,157	(1,512)	0	(355)
Expense (benefit) for income taxes	0	0	216	216	0	0	(13)	(13)

NET INCOME (LOSS)	992	(558)	(216)	218	1,157	(1,512)	13	(342)
Less: Net loss attributable to noncontrolling interests	0	0	(274)	(274)	0	0	(740)	(740)

NET INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	$992	($558)	$58	$492	$1,157	($1,512)	$753	$398

The assets by segment are as follows as of September 30, 2012 and 2011:

	Balance at September 30, 2012				Balance at September 30, 2011
	PCTEL	PCTEL Secure	Consolidating	Total	PCTEL	PCTEL Secure	Consolidating	Total
TOTAL ASSETS	$133,619	$855	0	$134,474	$128,229	$3,663	0	$131,892

The Company’s revenues to customers outside of the United States, as a percent of total revenues for the three and nine months ended September 30, 2012 and 2011, respectively were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2012	2011	2012	2011
Europe, Middle East, & Africa	11%	16%	13%	19%
Asia Pacific	10%	10%	10%	10%
Other Americas	6%	9%	7%	8%

Total Foreign sales	27%	35%	29%	37%

Revenue from the Company’s major customers representing 10% or more of total revenues for the three and nine months ended September 30, 2012 and 2011, respectively were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2012	2011	2012	2011
Customer A	8%	10%	6%	5%

14. Related Party Transactions

The lesson on the Company’s lease for its Lexington, North Carolina facility is Scronce Real Estate, LLC. Tim Scronce is one of the primary owners of Scronce Real Estate, LLC. Tim Scronce was one of the primary sellers of the assets Telworx and is now an employee of the Company.

15. Subsequent Events

The Company has evaluated events and transactions occurring subsequent to September 30, 2012 through the date of this report. The following items occurred subsequent to September 30, 2012.

Quarterly dividend

On October 25, 2012, the Company announced the declaration of its regular quarterly dividend of $0.03 per share on its common stock, payable November 15, 2012 to shareholders of record at the close of business on November 8, 2012.

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

Introduction

PCTEL is a global leader in propagation and optimization solutions for the wireless industry. PCTEL designs, develops, and distributes a wide range of antennas, site solutions, scanning receivers and engineered services, for both public and private networks.

Antennas and Site Solutions

PCTEL is a leading supplier of antennas for private network, public safety and government applications, and site solutions for both private and public network, data, and communications applications. Our MAXRAD®, Bluewave™ and Wi-Sys™ antenna solutions include high-value YAGI, land mobile radio (“LMR”), WiFi, GPS, In Tunnel, Subway, and Broadband antennas (parabolic and flat panel). PCTEL Connected Solutions™ includes specialized towers, enclosures, fiber optic panels, and fiber jumper cables that are engineered into site solutions. The vertical markets into which the antenna and site solutions are sold include supervisory control and data acquisition (“SCADA”), health care, energy, smart grid, precision agriculture, indoor wireless, telemetry, offloading, and wireless backhaul. Growth for antenna and site solutions is primarily driven by the increased use of wireless communications in these vertical markets. Our antenna and site solutions are primarily sold through distributors, value added reseller, and original equipment manufacturer (“OEM”) providers.

We established our current antenna and site solutions product portfolio with a series of acquisitions. In 2004 we acquired MAXRAD, Inc. (“MAXRAD”), as well as certain product lines from Andrew Corporation (“Andrew”), which established its core product offerings in WiFi, LMR and GPS. Over the next several years we added additional capabilities within those product lines and additional served markets with the acquisition of certain assets from Bluewave Antenna Systems, Ltd (“Bluewave”) in 2008, and the acquisitions of Wi-Sys Communications, Inc (“Wi-Sys”) in 2009, Sparco Technologies, Inc. (“Sparco”) in 2010, and certain assets of TelWorx Communications LLC Telworx U.K. Limited, TowerWorx LLC, and Tower Worx International, Inc. in July 2012.

Through our wholly-owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), we completed the acquisition of substantially all of the assets and assumption of certain specified liabilities of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC and TowerWorx International, Inc., pursuant to an Asset Purchase Agreement dated as of July 9, 2012 among the Company, PCTelWorx, TelWorx and Tim and Brenda Scronce, the principal owners of these entities. The business operations associated with the purchased assets are collectively referred to as “TelWorx” in this Form 10-Q. See footnote 8 of the financial statements for more information on the acquisition of the assets of Telworx.

Scanning Receivers and Engineering Services

PCTEL is a leading supplier of high-speed, multi-standard, demodulating receivers and test and measurement solutions to the wireless industry worldwide. Our SeeGull® scanning receivers, receiver-based products and CLARIFY® interference management solutions are used to measure, monitor and optimize cellular networks. Our network engineering services (“NES”) Group provides value-added analysis of measured data collected during the optimization process. Revenue growth for these products and services is driven by the deployment of products based on new wireless technology and the need for wireless networks to be tuned and reconfigured on a regular basis. We develop and support scanning receivers for LTE, EVDO, CDMA, WCDMA, GSM, TD-SCDMA, and WiMAX networks. Our scanning receiver products are sold primarily through test and measurement value added resellers and, to a lesser extent, directly to network operators. The engineering services are sold primarily to network infrastructure providers and cellular carriers.

We established our scanning receiver product portfolio in 2003 with the acquisition of certain assets of Dynamic Telecommunications, Inc. In 2009 we acquired the scanning receiver business of Ascom Network Testing, Inc (“Ascom”) as well as the exclusive distribution rights and patented technology for Wider Network LLC’s (“Wider”) network interference products. In 2011 we acquired certain assets of Envision Wireless Inc.

Secure applications

On January 5, 2011, we formed PCTEL Secure LLC (“PCTEL Secure”), a joint venture limited liability company, with Eclipse Design Technologies, Inc. (“Eclipse”). PCTEL Secure designs Android-based, secure communication products. We contributed $2.5 million in cash in return for 51% ownership of the joint venture and Eclipse contributed $2.4 million of intangible assets in return for 49% ownership of the joint venture. In May 2012, we paid Eclipse $0.9 million for an additional 19% membership interest, and in July 2012 we paid Eclipse $0.8 million for the remaining 30% membership interest.

Segment Reporting

We operate in two segments for reporting purposes. Beginning with the formation of PCTEL Secure in January 2011, we report the financial results of PCTEL Secure as a separate operating segment. Our chief operating decision maker uses the profit and loss results and the assets of the segments in deciding how to allocate resources and assess performance between the segments. We did not report segment information for PCTEL Secure in this section because PCTEL Secure has been in the development stage during 2011 and the nine months ended September 30, 2012.

Results of Operations

Three and Nine Months Ended September 30, 2012 and 2011

(in thousands)

Revenues

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenue	$25,853	$19,494	$63,007	$56,837
Percent change from year ago period	32.6%	12.6%	10.9%	12.1%

Revenues increased 32.6% in the three months ended September 30, 2012 and increased 10.9% in the nine months ended September 30, 2012 compared to the same period in 2011. For the three months ended September 30, 2012 versus the comparable period in the prior year, approximately 25% was attributable to revenues from the businesses we acquired from Envision in October 2011 and TelWorx in July 2012 and approximately 14% was attributable to increased antenna and site solution product revenues, offsetting approximately 7% from lower scanning receiver and engineering services revenues. For the nine months ended September 30, 2012 versus the comparable period in the prior year, approximately 10% was attributable to revenues from the businesses we acquired from Envision in October 2011 and TelWorx in July 2012 and approximately 18% was attributable to increased antenna product and site solution revenues, offsetting approximately 7% from lower scanning receiver and engineering services revenues. Antenna and site solution product revenues were higher than the same periods last year across both distribution and OEM channels. Scanning receiver and engineering services revenue was lower than the same periods last year due to carrier spending delays.

Gross Profit

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Gross profit	$10,040	$9,354	$25,888	$26,579
Percentage of revenue	38.8%	48.0%	41.1%	46.8%
Percent of revenue change from year ago period	(9.2%)	7.5%	(5.7%)	2.7%

The gross profit percentage of 38.8% for the three months ended September 30, 2012 was 9.2% lower than the comparable period in fiscal 2011. The gross profit percentage of 41.1% for the nine months ended September 30, 2012 was 5.7% lower than the comparable period in fiscal 2011. The lower gross profit percentage reflects the addition of lower margin product lines from the businesses we acquired from Envision in October 2011 and TelWorx in July 2012 as well as a decrease in revenue mix of our scanning receiver and engineering services products, with their higher margins relative to antennas and site solution products. For the three months ended September 30, 2012, the recently acquired businesses negatively impacted the gross margin percentage by 5.3%. For all other products, negative product mix of 4.4% offset higher product margins of 0.5% for the three months ended September, 30, 2012. For the nine months ended September 30, 2012, the recently acquired businesses negatively impacted the gross margin percentage by 3.1%. For all other products, negative product mix of 3.3% offset higher product margins of 0.7% for the nine months ended September 30, 2012.

Research and Development

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Research and development	$2,858	$3,035	$8,454	$8,991
Percentage of revenues	11.1%	15.6%	13.4%	15.8%
Percent change from year ago period	(5.8%)	2.7%	(6.0%)	(1.5%)

Research and development expenses decreased approximately $0.2 million for the three months ended September 30, 2012 compared to the comparable period in 2011 primarily due to the completion of several projects in scanning receiver development. Research and development expenses decreased approximately $0.5 million for the nine months ended September 30, 2012 compared to the comparable period in 2011. For the nine months ended September 30, 2012, research and development expenses declined by $1.0 million primarily due to the completion of several projects in scanning receiver development, offsetting an increase in expenses of $0.5 million related to PCTEL Secure.

Sales and Marketing

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Sales and marketing	$2,811	$2,643	$7,907	$7,853
Percentage of revenues	10.9%	13.6%	12.5%	13.8%
Percent change from year ago period	6.4%	3.7%	0.7%	7.1%

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses increased $0.2 million for the three months ended September 30, 2012 compared to the same period in fiscal 2011 and increased approximately $0.1 million for the nine months ended September 30, 2012, compared to the same period in fiscal 2011. The increases were primarily due to the sales expenses associated with the business acquired from the TelWorx acquisition.

General and Administrative

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
General and administrative	$2,647	$2,520	$8,054	$8,236
Percentage of revenues	10.2%	12.9%	12.8%	14.5%
Percent change from year ago period	5.0%	16.1%	(2.2%)	7.7%

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses increased approximately $0.1 million for the three months ended September 30, 2012 and decreased approximately $0.2 million for the nine months ended September 30, 2012 compared to the same period in fiscal 2011. The increases were primarily due to expenses associated with the business acquired from the TelWorx acquisition. The decreases were because we have not recorded any expense for our short-term incentive plan during 2012.

Amortization of Other Intangible Assets

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Amortization of other intangible assets	$1,120	$661	$2,610	$1,995
Percentage of revenues	4.3%	3.4%	4.1%	3.5%

Amortization increased approximately $0.5 million and $0.6 million during the three and nine months ended September 30, 2012 compared to the same period in 2011. Amortization expense increased due to the amortization of intangible assets acquired from Telworx in July 2012, the acquisition of assets from Envision in October 2011 and amortization for in-process research and development for PCTEL Secure, offsetting lower amortization because certain intangible assets for antenna product acquisitions became fully amortized in 2011.

Restructuring Charges

	Three Months Ended September 30, 2012	Three Months Ended `September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Restructuring charges	$156	$125	$156	$125
Percentage of revenues	0.6%	0.6%	0.2%	0.2%

During the three months ended September 30, 2012, we eliminated twelve positions in our Bloomingdale manufacturing organization. During the three and nine months ended September 30, 2012 we incurred restructuring expense of $0.2 million, which consisted of severance and payroll related benefits.

During the third quarter 2011, we reduced the headcount in our Germantown, Maryland engineering organization due to the completion of several projects for scanning receivers. The restructuring plan consisted of the elimination of six positions. During the three and nine months ended September 30, 2011 we incurred restructuring expense of $0.1 million, which consisted of severance and payroll related benefits.

Other Income, Net

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Other income, net	$11	$64	$125	$266
Percentage of revenues	0.0%	0.3%	0.2%	0.5%

Other income, net consists of interest income, foreign exchange gains and losses, and investment income. In the three months ended September 30, 2012 we recorded net interest income of $20 and foreign exchange losses of $9 and for the nine months ended September 30, 2012, we recorded net interest income of $111, investment income of $39, and foreign exchange losses of $25. In the three months ended September 30, 2011 we recorded net interest income of $40, investment income of $31, and foreign exchange losses of $24 and for the nine months ended September 30, 2011, we recorded net interest income of $200, investment income of $93, and foreign exchange losses of $27.

Provision (Benefit) for Income Taxes

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Provision (benefit) for income taxes	$187	$216	($192)	($13)
Effective tax rate	40.7%	49.8%	16.4%	3.7%

The effective tax rate for the nine months ended September 30, 2012 differed from the statutory rate of 34% by approximately 17%, respectively, primarily because of the noncontrolling interest of PCTEL Secure.

The effective tax rate for the nine months ended September 30, 2011 differed from the statutory rate of 34% by approximately 30%, respectively, primarily because of the noncontrolling interest of PCTEL Secure, as well as a rate change for deferred taxes recorded as a discrete item in the first quarter of 2011.

We maintain valuation allowances due to uncertainties regarding realizability. At September 30, 2012 and December 31, 2011, we had a $0.7 million valuation allowance on our deferred tax assets. The valuation allowance primarily relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. While we recorded a net loss during the nine months ended September 30, 2012, our long-term forecasts continue to support the realization of our deferred tax assets. Our domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets.

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

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net loss attributable to noncontrolling interests	$0	($274)	($687)	($740)

For all of 2011 and through May 2012, we owned 51% of PCTEL Secure. On May 29, 2012, we purchased an additional 19% membership interest and on July 2, 2012 we purchased the remaining 30% membership in PCTEL Secure from Eclipse. Because we owned 100% of the membership interests in PCTEL Secure during the third quarter 2012, there was no noncontrolling interest. The net loss attributable to noncontrolling interests represents 49% of the net loss of PCTEL Secure for the three and nine months ended September 30, 2011 and the pro-rata percentage ownership of PCTEL Secure during nine months ended September 30, 2012.

Stock-based compensation expense

The condensed consolidated statements of operations include $0.7 million and $2.3 million of stock compensation expense for the three and nine months ended September 30, 2012, respectively. Stock compensation expense for the three months ended September 30, 2012 consists of $0.6 million for restricted stock awards, and $0.1 million for stock option and stock purchase plan expenses. Stock compensation expense for the nine months ended September 30, 2012 consists of $2.1 million for restricted stock awards, and $0.2 million for stock option and stock purchase plan expenses.

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

We did not capitalize any stock-based compensation expense during the three and nine months ended September 30, 2012 or 2011.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$99	$67	$302	$204
Research and development	153	139	442	451
Sales and marketing	141	155	398	494
General and administrative	302	351	1,193	1,374

Total	$695	$712	$2,335	$2,523

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2012	2011
Net loss	($976)	($342)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	5,562	5,300
Changes in operating assets and liabilities	(3,435)	(1,185)

Net cash provided by operating activities	1,151	3,773
Net cash used in investing activities	(2,446)	(4,156)
Net cash used in financing activities	(1,078)	(1,990)

	September 30, 2012	December 31, 2011
Cash and cash equivalents at the end of period	$17,061	$19,418
Short-term investments at the end of period	30,705	42,210
Long-term investments at the end of period	261	7,177
Working capital at the end of period	$72,384	$80,311

Liquidity and Capital Resources Overview

At September 30, 2012, our cash and investments were approximately $48.0 million and we had working capital of $ 72.9 million. The decrease in cash and investments of $20.7 million at September 30, 2012 compared to December 31, 2011 is primarily due to the acquisition of the assets of TelWorx, capital expenditures and payment of dividends. We used $16.0 million of cash for acquisitions of the assets of TelWorx, $2.6 million of cash for capital expenditures, $1.6 million of cash for payment of dividends, $1.7 million for purchase of the remaining membership interest in PCTEL Secure, offsetting $1.8 million generated from operations and $0.6 million from issuance of common stock.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion.

Within investing activities, capital spending historically ranges between 3% and 5% of our revenues and the primary use of capital is for manufacturing and development engineering requirements. Our capital expenditures during the nine months ended September 30, 2012 were approximately 4.2% of revenues because we spent $1.5 million of capital related to the implementation of a new ERP system. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balance from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the ESPP and have historically used funds to repurchase shares of our common stock through our share repurchase programs. During 2011 we completed the purchases of shares under share repurchase programs previously authorized by the Board of Directors and we are now paying quarterly dividends. Whether this activity results in our being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year.

Operating Activities:

Operating activities provided $1.1 million of cash during the nine months ended September 30, 2012 as we generated $4.6 million in cash from our income statement activities and used $3.4 million of cash from our balance sheet activities. We used $1.2 million for payroll taxes related to stock-based compensation. The tax payments related to the Company’s stock issued for restricted stock awards and performance shares. On the balance sheet, we used cash primarily due to increases in accounts receivable and inventory. The $5.3 million increase in accounts receivable was a result of increased revenues during the quarter ended September 30, 2012 compared to the revenues during the quarter ended December 31, 2011. In addition, the timing of revenues within the third quarter 2012 negatively impacted receivables collections. During the nine months ended September 30, 2012, cash was provided by a decrease in prepaid expenses and an increase in accounts payable and other accrued liabilities. Prepaid expenses and other assets decreased $1.0 million during the nine months ended September 30, 2012 primarily because we received income tax refunds. Our accounts payable increased $1.3 million during the nine months ended September 30, 2012 due to timing of inventory purchases. Our other accrued liabilities increased $0.1 million due to increases in executive deferred compensation and deferred revenues.

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

Investing Activities:

Our investing activities used $2.4 million of cash during the nine months ended September 30, 2012. We generated $14.4 million from our treasury investing activity during the nine months ended September 30, 2012. Redemptions and maturities of our investments in short-term bonds during the nine months ended September 30, 2012 provided $54.3 million in funds. We rotated $35.9 million of cash into new short-term and long-term bonds during the nine months ended September 30, 2012. Beginning in the second quarter of 2012, we invested the funds from maturing short-term investments into money market funds so that we had available cash for acquisitions. For the nine months ended September 30, 2012, our capital expenditures were $2.6 million, including $1.5 million for our ERP project. The ERP project was substantially completed in the third quarter 2012. During the nine months ended September 30, 2012, we used $1.7 million of funds to purchase the additional 49% membership interest in PCTEL Secure. In July 2012, we purchased certain assets from TelWorx for $16.0 million in cash paid at closing.

Our investing activities used $4.2 million of cash during the nine months ended September 30, 2011. For the nine months ended September 30, 2011, our capital expenditures were $4.1 million, including $2.7 million for our ERP project. We spent approximately $3.7 million on the ERP project in 2011, consisting of $3.0 million in capital expenditures and $0.7 million in operating expenses. There was no net change in cash from redemptions and maturities of our investments in short-term bonds during the nine months ended September 30, 2011. We rotated $41.2 million of cash from redemption and maturities into new short-term and long-term bonds during the nine months ended September 30, 2011.

Financing Activities:

We used $1.1 million in cash for financing activities during the nine months ended September 30, 2012. We paid $1.6 million for cash dividends paid in February 2012, May 2012 and August 2012 and we received $0.5 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.

Our financing activities used $2.0 million of cash during the nine months ended September 30, 2011. We used $2.6 million to repurchase our common stock under share repurchase programs and we received $0.6 million from shares purchased through the Employee Stock Purchase Plan (“ESPP”). In the quarter ending December 31, 2011, we will use $0.5 million for a quarterly dividend. The dividend will be payable on November 15, 2011 to shareholders of record as of November 8, 2011.

Contractual Obligations and Commercial Commitments

As of September 30, 2012, we had operating lease obligations of approximately $5.0 million through 2020. Operating lease obligations consist of $4.9 million for facility lease obligations and $0.1 million for equipment leases. Our lease obligations were $1.2 million at December 31, 2011.

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

With the TelWorx acquisition, we entered into a five-year lease for a warehouse and office facility in Lexington, North Carolina and a one-year lease for an office facility in Pryor, Oklahoma. The total lease obligation pursuant to the Lexington, NC lease was $1.0 million.

We had purchase obligations of $9.0 million and $6.7 million at September 30, 2012 and December 31, 2011, respectively. These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet. We had a liability of $1.2 million related to income tax uncertainties at September 30, 2012 and December 31, 2011, respectively.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2011 Annual Report on Form 10-K (Item 7A). As of September 30, 2012, there have been no material changes in this information.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.	Description	Reference
2.1	Asset Purchase agreement among PCTelWorx, Inc., PCTEL, Inc., and TelWorx Communications, LLC, TelWorx U.K. Limited, TowerWorx LLC, TowerWorx International, Inc., Tim Scronce, and Brenda Scronce.	Incorporated by reference to the exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed on July 12, 2012

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	The following materials from PCTEL, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: November 9, 2012