Form 10-K
period 2012-12-31
PC TEL INC
filed 2013-04-02
CIK 1057083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by checkmark whether the registrant has submitted electronically and posted on the Company’s website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was acquired to submit and post such files) ).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there were 18,481,607 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Market on June 29, 2012) was approximately $119,575,997. Shares of the registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,463,886 as of March 31, 2013

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to its 2013 Annual Stockholders’ Meeting to be held on June 12, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K. The Company intends to file its proxy statement within 120 days of its fiscal year end.

PCTEL, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2012

PART I

Item 1:    Business

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words “believe”, “expect”, “anticipate” and other similar expressions generally identify forward-looking statements. Investors in our common stock are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from the historical results or currently anticipated results. Investors should carefully review the information contained in Item 1A. Risk Factors and elsewhere in, or incorporated by reference into, this Annual Report on Form 10-K. Other factors not currently anticipated may also materially and adversely our results of operations, cash flows and financial position. There can be no assurance that future results will meet expectations. While we believe that the forward-looking statements in this Annual Report on Form 10-K are reasonable, the investors should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaims, any obligation to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.

Overview

PCTEL, Inc. (“PCTEL”, the “Company”, “we”, “ours”, and “us”) is a global leader in propagation and optimization solutions for the wireless industry. The Company designs and develops software-based radios (scanning receivers) for wireless network optimization and develops and distributes innovative antenna solutions. Additionally, the Company has licensed its intellectual property, principally related to a discontinued modem business, to semiconductor, PC manufacturers, modem suppliers, and others.

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

Antennas and Connected Solutions

PCTEL is a leading supplier of antennas for private network, public safety and government applications, and site solutions for both private and public network, data, and communications applications. PCTEL’s MAXRAD®, Bluewave™ and Wi-Sys™ antenna solutions include high-value YAGI, land mobile radio (“LMR”), Wi-Fi, GPS, In Tunnel, Subway, and Broadband antennas (parabolic and flat panel). PCTEL’s Connected Solutions™ products include specialized towers, enclosures, fiber optic panels, and fiber jumper cables that are engineered into site solutions. The vertical markets into which the antenna and site solutions are sold include supervisory control and data acquisition (“SCADA”), healthcare, energy, smart grid, precision agriculture, indoor wireless, telemetry, offloading, and wireless backhaul. Growth for antenna and site solutions is primarily driven by the increased use of wireless communications in these vertical markets. PCTEL’s antenna and site solution products are primarily sold through distributors, value added reseller, and original equipment manufacturer (“OEM”) providers.

We established our current antenna and site solutions product portfolio with a series of acquisitions. In 2004 the Company acquired MAXRAD, Inc. (“MAXRAD”), as well as certain product lines from Andrew Corporation (“Andrew”), which established its core product offerings in Wi-Fi, LMR and GPS. Over the next several years, we added additional capabilities within those product lines and additional served markets with the acquisition of certain assets from Bluewave Antenna Systems, Ltd (“Bluewave”) in 2008, and the acquisitions of Wi-Sys Communications, Inc (“Wi-Sys”) in 2009, and Sparco Technologies, Inc. (“Sparco”) in 2010, and the acquisition of certain assets of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC, and TowerWorx International, Inc. (“collectively TelWorx”), in July 2012.

As discussed in the previous paragraph, PCTEL, through its wholly-owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), completed the acquisition of substantially all of the assets and assumption of certain specified liabilities of TelWorx pursuant to an Asset Purchase Agreement dated as of July 9, 2012 among PCTEL, PCTelWorx, and Tim and Brenda Scronce, the principal owners of TelWorx. See Note 4 of the consolidated financial statements for more information on the acquisition of the assets of TelWorx.

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

Scanning Receivers and Engineering Services

PCTEL is a leading supplier of high-speed, multi-standard, demodulating receivers and test and measurement solutions to the wireless industry worldwide. Our SeeGull® scanning receivers, receiver-based products and CLARIFY® interference management solutions are used to measure, monitor and optimize cellular networks. PCTEL’s network engineering services (“NES”) Group provides value-added analysis of measured data collected during the optimization process. Revenue growth for these products and services is driven by the deployment of products based on new wireless technology and the need for wireless networks to be tuned and reconfigured on a regular basis. PCTEL develops and supports scanning receivers for LTE, EVDO, CDMA, WCDMA, GSM, TD-SCDMA, and WiMAX networks. Our scanning receiver products are sold primarily through test and measurement value added resellers and to a lesser extent directly to network operators. The engineering services are sold primarily to network infrastructure providers and cellular carriers.

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

Segment reporting

During 2011 and 2012, PCTEL operated in two segments for reporting purposes. Beginning with the formation of PCTEL Secure in January 2011, we reported the financial results of PCTEL Secure as a separate operating segment. For PCTEL Secure, we make decisions regarding allocation of resources separate from the rest of the Company. Our chief operating decision maker uses the profit and loss results and the assets in deciding how to allocate resources and assess performance between the segments.

Major Customers

There were no customers that accounted for 10% or greater of revenues during the years ended December 31, 2012 and December 31, 2011, respectively. One customer accounted for 10% of our total revenues during the year ended December 31, 2010.

International Activities

The following table shows the percentage of revenues from domestic and foreign sales of our operations during the last three fiscal years:

	Years Ended December 31,
Region	2012	2011	2010
Europe, Middle East, & Africa	13%	20%	24%
Asia Pacific	10%	11%	11%
Other Americas	7%	8%	9%

Total Foreign sales	30%	39%	44%

Total Domestic sales	70%	61%	56%

	100%	100%	100%

Backlog

Sales of our products are generally made pursuant to standard purchase orders, which are officially acknowledged according to standard terms and conditions. The backlog, while useful for scheduling production, is not a meaningful indicator of future revenues as the order to ship cycle is extremely short.

Research and Development

We recognize that a strong technology base is essential to our long-term success and we have made a substantial investment in engineering and research and development. We will continue to devote substantial resources to product development and patent submissions. The patent submissions are primarily for defensive purposes, rather than for potential license revenue generation. We monitor changing customer needs and work closely with our customers, consultants and market research organizations to track changes in the marketplace, including emerging industry standards.

Research and development expenses include costs for hardware and related software development, prototyping, certification and pre-production costs. We spent approximately $11.2 million, $11.9 million, and $11.8 million in the fiscal years 2012, 2011, and 2010, respectively, in research and development.

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

Our marketing strategy is focused on building market awareness and acceptance of our new products. The marketing organization also provides a wide range of programs, materials and events to support the sales organization. We spent approximately $11.4 million, $10.5 million, and $10.1 million in fiscal years 2012, 2011, and 2010, respectively, for sales and marketing support.

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

Employees

As of December 31, 2012, we had 467 full-time equivalent employees, consisting of 302 in operations, 70 in sales and marketing, 58 in research and development, and 37 in general and administrative functions. Total full-time equivalent employees in operations were 386 and 345 at December 31, 2011 and 2010, respectively. Headcount increased by 81 at December 31, 2012 from December 31, 2011 due to the hiring of 48 people associated with the Telworx business and due to an increase in employees for antenna operations in Tianjin, China. None of our employees are represented by a labor union. We consider employee relations to be good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). Our website is located at the following address: www.pctel.com. The information within, or that can be accessed through our website, is not part of this Annual Report on Form 10-K. Further, any materials we file with the SEC may be read and copied by the public at the SEC’s Public Reference Room, located at 450 W. Fifth Street, N.W., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1(800) SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

Note that we did experience a problem with internal controls and financial reporting of our TelWorx acquisition as described in the next Risk Factor.

We may experience problems with internal controls and financial reporting for new acquisitions.

The ineffectiveness of our controls and procedures over our recent TelWorx acquisition resulted in a material weakness in internal control over financial reporting, as described in this Annual Report, included in Item 9A, “Controls and Procedures”. The material weakness related to financial reporting irregularities instigated by senior management at the acquired entity. The Company had not integrated this entity into its control environment or subjected it to internal control testing. There is the potential that we may encounter similar problems on future acquisitions or we may be unable to effectively implement appropriate remedial measures in a timely manner. The continuation of a material weakness, or the discovery of additional material weaknesses, in our internal control over financial reporting in future acquisitions and any delay in the implementation of remedial measures outlined in Item 9A may negatively impact our operations.

Accounting irregularities detected with respect to the financial statements of the TelWorx entities may result in our incurring significant professional fees and expenses and divert management time and resources.

As further described under “Item 3 — Legal Proceedings” of this Form 10-K, following a self-report by us, the SEC commenced an investigation arising out of the accounting irregularities we detected in the financial statements of the TelWorx entities. We have incurred professional fees and other costs in investigating these irregularities and in responding to the SEC’s related inquiries and expect to continue to incur professional fees and other costs in connection with our and the SEC’s ongoing investigation, until resolved.

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

Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of December 31, 2012, we employed a total of 58 people in our research and development department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

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

The trading price of our common stock has been highly volatile. The common stock price fluctuated from a low of $5.70 to a high of $7.59 during 2012. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

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

Item 1B:    Unresolved Staff Comments

None

Item 2:    Properties

The following table lists our main facilities:

Location	Square feet	Owned/Leased	Lease Term		Purpose
			Beginning	Ending
Bloomingdale, Illinois	75,517	Owned	N/A	N/A	antennas products & corporate offices
Lexington, North Carolina	36,000	Leased	2012	2017	distribution & sales office for TelWorx
Tianjin, China	22,120	Leased	2012	2017	antenna assembly
Germantown, Maryland	20,704	Leased	2012	2020	scanning receiver products
Pryor, Oklahoma	5,500	Leased	2012	2013	tower assembly
Beijing, China	5,393	Leased	2010	2013	research and development
San Antonio, Texas	4,159	Leased	2011	2016	sales office
Melbourne, Florida	1,624	Leased	2011	2013	engineering services

Facility changes

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

With the acquisition of the TelWorx business, we entered into a five-year lease for a warehouse and office facility in Lexington, North Carolina and a one-year lease for an assembly facility in Pryor, Oklahoma. The total lease obligation pursuant to these leases for the TelWorx business was $1.0 million. As part of an amendment to the asset purchase agreement for TelWorx, the sellers granted us an option to terminate the current facility lease in Lexington, North Carolina with Scronce Real Estate, LLC (which is controlled by sellers) upon 180 days written notice. See Note 17 in the notes to the consolidated financial statements for more information on the amendment related to the TelWorx acquisition.

All properties are in good condition and are suitable for the purposes for which they are used. We believe that we have adequate space for our current needs.

Item 3:    Legal Proceedings

TelWorx acquisition

As further described under Note 17 of the consolidated financial statements, following the closing of the Telworx acquisition, we became aware of accounting irregularities with respect to the acquired Telworx business and the we self-reported to the SEC. Since our self-report, the SEC has notified us that the SEC has commenced a formal investigation into the TelWorx matters. We have been cooperating fully with the SEC.

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

	High	Low
Fiscal 2012:
Fourth Quarter	$7.20	$5.92
Third Quarter	$7.31	$5.70
Second Quarter	$6.98	$5.95
First Quarter	$7.59	$6.45

	High	Low
Fiscal 2011:
Fourth Quarter	$7.30	$6.00
Third Quarter	$6.59	$5.81
Second Quarter	$8.00	$5.68
First Quarter	$7.83	$6.05

The closing sale price of our common stock as reported on the NASDAQ Global Market on March 26, 2013 was $6.89 per share. As of that date there were 41 holders of record of the common stock. A substantially greater number of holders of the common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Five-Year Cumulative Total Return Comparison

The graph below compares the annual percentage change in the cumulative return to our stockholders with the cumulative return of the NASDAQ Composite Index and the S&P Information Technology Index for the period beginning December 31, 2007 and ending December 31, 2012. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Dividends

In October 2011, our Board of Directors approved the initiation of a quarterly cash dividend to shareholders. We paid the initial cash dividend of $0.03 per share on November 15, 2011. During 2012, we paid a cash dividend of $0.03 per share on February 15, 2012, May 15, 2012, August 15, 2012 and November 15, 2012, respectively.

We raised the dividend to $.035 per share effective for the quarterly cash dividend to shareholders paid on February 15, 2013.

Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

All share repurchase programs are authorized by our Board of Directors and are announced publicly. During the year ended December 31, 2012, no shares were repurchased of our common stock. On March 18, 2013, our Board of Directors approved a share repurchase program of $5.0 million.

Item 6:    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2012, 2011, and 2010 and the balance sheet data as of December 31, 2012 and 2011 are derived from audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009, and 2008 are derived from audited financial statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$88,849	$76,844	$69,254	$56,002	$76,927
Cost of revenues	53,029	40,982	38,142	29,883	40,390

Gross profit	35,820	35,862	31,112	26,119	36,537

Operating expenses:
Research and development	11,224	11,912	11,777	10,723	9,976
Sales and marketing	11,357	10,492	10,095	7,725	10,515
General and administrative	11,000	10,799	10,224	9,674	10,736
Amortization of intangible assets	3,170	2,795	2,934	2,225	2,062
Restructuring charges	157	117	931	493	353
Impairment of goodwill and intangible assets	13,601	0	1,084	1,485	16,735
Loss on sale of product lines and related note receivable	0	0	0	379	882
Royalties	0	0	0	(400)	(800)

Total operating expenses	50,509	36,115	37,045	32,304	50,459

Operating loss from continuing operations	(14,689)	(253)	(5,933)	(6,185)	(13,922)
Other income, net	141	358	602	919	85

Income (loss) before income taxes	(14,548)	105	(5,331)	(5,266)	(13,837)
Expense (benefit) for income taxes	(5,250)	216	(1,875)	(783)	(14,996)

Net income (loss) from continuing operations	(9,298)	(111)	(3,456)	(4,483)	1,159
Less: Net loss attributable to noncontrolling interests	(687)	(1,158)	0	0	0

Net income (loss) attributable to PCTEL, Inc.	(8,611)	1,047	(3,456)	(4,483)	1,159
Less: adjustments to redemption value of noncontrolling interests	(648)	(863)	0	0	0

Net income (loss) available to common shareholders from continuing operations	(9,259)	184	(3,456)	(4,483)	1,159
Net income from discontinued operations, net of tax benefit for income taxes	0	0	0	0	37,138

Net income (loss) available to common shareholders	($9,259)	$184	($3,456)	($4,483)	$38,297

Basic earnings (loss) per share available to common shareholders:
Net income (loss) from continuing operations	($0.53)	$0.01	($0.20)	($0.26)	$0.06
Net income (loss) from discontinued operations	$0.00	$0.00	$0.00	$0.00	$1.94
Net income (loss)	($0.53)	$0.01	($0.20)	($0.26)	$2.00
Diluted earnings (loss) per share:
Net income (loss) from continuing operations	($0.53)	$0.01	($0.20)	($0.26)	$0.06
Net income (loss) from discontinued operations	$0.00	$0.00	$0.00	$0.00	$1.93
Net income (loss)	($0.53)	$0.01	($0.20)	($0.26)	$1.99
Dividends per common share	$0.12	$0.03	$0.00	$0.00	$0.50
Shares used in computing basic earnings (loss) per share	17,402	17,186	17,408	17,542	19,158
Shares used in computing diluted earnings (loss) per share	17,402	17,739	17,408	17,542	19,249
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$51,155	$61,628	$61,144	$63,439	$62,601
Working capital	74,399	80,311	78,860	78,889	82,046
Total assets	128,570	133,464	130,565	129,218	135,506
Total stockholders’ equity	108,145	116,315	116,655	121,068	125,318

Item 7:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary presents a discussion and analysis of the Company’s financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2012, 2011 and 2010. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance investor’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Company’s operations and financial condition.

Our 2012 revenues increased by $12.0 million, or 15.6%, to $88.8 million compared to 2011, due to the acquisition of TelWorx in July 2012 and Envision in October 2011, and due to higher revenues from antenna products. We recorded an operating loss of $14.7 million in 2012, which included $12.5 million goodwill impairment related to the TelWorx acquisition and $1.1 million impairment for the intangible assets of PCTEL Secure. We recorded a net loss of $9.3 million in 2012 compared to a net loss of $0.1 million for 2011.

Introduction

PCTEL is a global leader in propagation and optimization solutions for the wireless industry. We design, develop, and distribute a wide range of antennas, site solutions, scanning receivers and engineered services, for both public and private networks. Additionally, we have licensed our intellectual property, principally related to a discontinued modem business, to semiconductor, PC manufacturers, modem suppliers, and others.

The vertical markets into which the antenna and site solutions are sold include SCADA, health care, energy, smart grid, precision agriculture, indoor wireless, telemetry, offloading, and wireless backhaul. Growth for antenna and site solutions is primarily driven by the increased use of wireless communications in these vertical markets. Revenue growth for antenna products and site solutions is driven by emerging wireless applications in the following markets: public safety, military, and government applications; SCADA, health care, energy, smart grid and agricultural applications; indoor wireless, wireless backhaul, and cellular applications. Revenue growth for scanning receivers and engineering services is driven by the deployment of new wireless technology and the need for wireless networks to be tuned and reconfigured on a regular basis.

We have an intellectual property portfolio related to antennas, the mounting of antennas, and scanning receivers. These patents are being held primarily for defensive purposes and are not part of an active licensing program.

We operate in two segments for reporting purposes. Beginning with the formation of PCTEL Secure in January 2011, we report the financial results of PCTEL Secure as a separate operating segment. Because PCTEL Secure is a joint venture, we make decisions regarding allocation of resources separate from the rest of the Company. Our chief operating decision maker uses the profit and loss results and the assets in deciding how to allocate resources and assess performance between the segments. We did not report segment information for PCTEL Secure in this section because PCTEL Secure was in the development stage during 2011 and 2012.

Results of Operations

Years ended December 31, 2012, 2011, and 2010 (All amounts in tables, other than percentages, are in thousands)

REVENUES

	2012	2011	2010
Revenues	$88,849	$76,844	$69,254
Percent change from prior year	15.6%	11.0%	23.7%

Revenues were approximately $88.8 million for the year ended December 31, 2012, an increase of 15.6% from the prior year. In the year ended December 31, 2012 versus the prior year, approximately 14% of the increase in revenues was attributable to revenues from the businesses we acquired from Envision in October 2011 and TelWorx in July 2012 and approximately 9% was attributable to increased antenna product revenues, offsetting approximately 7% from lower scanning receiver revenues.

Revenues were approximately $76.8 million for the year ended December 31, 2011, an increase of 11.0% from the prior year. In the year ended December 31, 2011 versus the prior year, approximately 6% of the increase in revenues was attributable to antenna products and approximately 5% of the increase in revenues was attributable to scanning products. The increase in antenna product revenues in 2011 compared to 2010 reflects continued success in penetrating our targeted vertical markets and higher GPS antenna sales. The increase in revenues of our scanning products in 2011 was primarily due the launch of our new MX scanning receiver and the LTE rollout in the U.S.

GROSS PROFIT

	2012	2011	2010
Gross profit	$35,820	$35,862	$31,112
Percentage of revenues	40.3%	46.7%	44.9%
Percent change from prior year	(6.4%)	1.8%	(1.7%)

Gross profit as a percentage of total revenue was 40.3% in 2012 compared to 46.7% in 2011 and 44.9% in 2010. The margin percentage decrease is related to a higher volume of antenna products relative to scanner products and the addition of the lower margin products from TelWorx. The gross margin degradation is because of unfavorable product mix (6.8%), offsetting higher product margin of 0.4% for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Gross profit as a percentage of total revenue was 46.7% in 2011 compared to 44.9% in 2010 and 46.6% in 2009. The margin percentage increase was related to favorable product mix and increased revenues during 2011 for both antenna products and scanning products. Scanning product revenue, with higher gross margins relative to antenna products, increased faster than antenna revenue. Higher product margin for both antenna and scanning products contributed 0.9% of the margin percentage increase and product mix contributed 0.8% of the margin percentage increase for the year ended December 31, 2011 compared to the year ended December 31, 2010.

RESEARCH AND DEVELOPMENT

	2012	2011	2010
Research and development	$11,224	$11,912	$11,777
Percentage of revenues	12.6%	15.5%	17.0%
Percent change from prior year	(5.8%)	1.1%	9.8%

Research and development expenses decreased approximately $0.7 million from 2011 to 2012. In 2012, our expenses decreased by approximately $1.0 million for scanning receivers, offsetting an increase of $0.3 million for PCTEL Secure. Expenses decreased for scanner products because our MX scanning receiver was completed in 2011. For PCTEL Secure, we incurred expenses for the completion of our prototype.

Research and development expenses increased $0.1 million from 2010 to 2011. In 2011, we incurred $1.6 million of expense related to PCTEL Secure, and research and development expenses other than for PCTEL Secure decreased by $1.5 million primarily due to the completion of several projects in scanner receiver development. Expenses increased even though our headcount declined from December 31, 2010 to December 31, 2011 primarily because the headcount reductions occurred at the end of the third quarter 2011.

We had 58, 56, and 65 full-time equivalent employees in research and development at December 31, 2012, 2011, and 2010, respectively.

SALES AND MARKETING

	2012	2011	2010
Sales and marketing	$11,357	$10,492	$10,095
Percentage of revenues	12.8%	13.7%	14.6%
Percent change from prior year	8.2%	3.9%	30.7%

Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

Sales and marketing expenses increased $0.9 million from 2011 to 2012. The increase was primarily due to the addition of $1.0 million of sales expenses associated with the business acquired from the TelWorx acquisition.

Sales and marketing expenses increased $0.4 million from 2010 to 2011. The expense increase was due to our investment in antenna vertical markets, sales and marketing expenses for PCTEL Secure, and due to higher commissions and variable compensation related to the increased revenues.

We had 70, 50, and 48 full-time equivalent employees in sales and marketing at December 31, 2012, 2011, and 2010, respectively.

GENERAL AND ADMINISTRATIVE

	2012	2011	2010
General and administrative	$11,000	$10,799	$10,224
Percentage of revenues	12.4%	14.1%	14.8%
Percent change from prior year	1.9%	5.6%	5.7%

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses increased $0.2 million from 2011 to 2012. The increase was due to $0.6 million additional expenses associated with the implementation of our Enterprise Resource Planning (“ERP”) system and $0.5 million of expenses for the TelWorx business, offsetting the reduction of approximately $0.9 million related to incentive plans. We incurred $0.5 million of general and administrative expense for the business acquired from TelWorx.

General and administrative expenses increased $0.6 million from 2010 to 2011. The expense increase is primarily due to certain expenses related to the implementation of our new Enterprise Resource Planning (“ERP”) system. The project for the ERP system was completed during 2012.

We had 37, 32, and 31 full-time equivalent employees in general and administrative functions at December 31, 2012, 2011, 2010, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

	2012	2011	2010
Amortization of intangible assets	$3,170	$2,795	$2,934
Percentage of revenues	3.6%	3.6%	4.2%

Amortization expense increased approximately $0.4 million in 2012 compared to 2011 due to $0.3 million additional amortization for in-process research and development for PCTEL Secure, $0.2 million for amortization of intangible assets acquired from TelWorx in July 2012, $0.1 million related to a full year of amortization for the acquisition of assets from Envision in October 2011, offsetting $0.2 million lower amortization because certain intangible assets for antenna product acquisitions became fully amortized in 2011.

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

RESTRUCTURING CHARGES

	2012	2011	2010
Restructuring charges	$157	$117	$931
Percentage of revenues	0.2%	0.2%	1.3%

The 2012 restructuring expense relates to reduction in headcount in our Bloomingdale facility. During the third quarter 2012, we eliminated twelve positions in our manufacturing organization. The restructuring expense of $0.2 million consisted of severance and payroll related benefits.

The 2011 restructuring expense related to reduction in headcount in our Germantown engineering organization. During 2011, we eliminated six positions due to the completion of several projects for scanning receivers. The restructuring expense of $0.1 million consisted of severance and payroll related benefits.

The 2010 restructuring expense consisted of $0.8 million related to a functional reorganization and $0.1 million for the shutdown and relocation of our Sparco operations. During the second quarter 2010, we reorganized from a business unit structure to a functional organizational structure. A restructuring plan was established to reduce the overhead and operating costs associated with operating distinct groups. We incurred restructuring expense of $0.8 million for severance, payroll related benefits and placement services related to the elimination of twelve positions. During the third quarter 2010, we shut down our Sparco operations other than our sales office in San Antonio, Texas and integrated these manufacturing and distribution activities in our Bloomingdale, Illinois facility. We incurred restructuring expense of $0.1 million for severance and payroll benefits for the elimination of five positions, and other relocation costs during 2010.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

	2012	2011	2010
Impairment of goodwill and intangible assets	$13,601	$0	$1,084
Percentage of revenues	15.3%	0.0%	1.6%

In 2012, we recorded a goodwill impairment of $12.5 million related to our TelWorx acquisition based on the results from our annual test of goodwill impairment at October 31, 2012. This amount represented the total goodwill associated with the acquisition. The projected revenue, gross margin, and future cash flows of the business were significantly lower at the annual goodwill test date of October 31, 2012 than at the acquisition date of July 9, 2012. Additionally in December 2012, we recorded an intangible asset impairment of $1.1 million related to our PCTEL Secure operating segment. We have been unsuccessful to date in bringing the segment’s product to market. The projected future undiscounted cash flows were in a range at or below zero, which is not sufficient to support the carrying values. The impairment represents all of the remaining intangible assets of the operating segment.

In December 2010, we recorded an impairment of intangible assets of $1.1 million. The impairment expense included $0.9 million for an impairment of the distribution rights and trade name acquired in the Wider settlement, and $0.2 million for a partial impairment of the technology and non-compete agreements acquired from Ascom. The 2010 revenues resulting from the products acquired from Ascom and the products related to the settlement with Wider were significantly lower than our revenue projections used in the original accounting valuations. We considered these revenue variances as triggering events that the carrying value of the long lived intangible assets subject to amortization may not be fully recoverable and may be less than the fair value at December 31, 2010.

See the discussion of this goodwill impairment within the critical accounting estimates section of Item 7.

OTHER INCOME, NET

	2012	2011	2010
Other income, net	$141	$358	$602
Percentage of revenues	0.2%	0.5%	0.9%

Other income, net, consists of interest income, investment gains and losses, foreign exchange gains and losses, interest expense, and miscellaneous income.

For the year ended December 31, 2012, other income, net consisted of approximately $0.1 million of interest income, approximately $50 of miscellaneous income, and foreign exchange losses of $31. The miscellaneous income is primarily related to share-based payments for key contributors of PCTEL Secure. Since we are a noncontributing investor to the share-based payment arrangements, we recognized income equal to the amount that its interest in the subsidiary’s equity increased as a result of the disproportionate funding of the share-based compensation costs.

For the year ended December 31, 2011, other income, net consisted of approximately $0.2 million of interest income, approximately $0.2 million of miscellaneous income, and foreign exchange losses of $33. The miscellaneous income is primarily related to share-based payments for key contributors of PCTEL Secure.

For the year ended December 31, 2010, other income, net consisted of approximately $0.4 million of interest income, approximately $0.3 million of miscellaneous income, and foreign exchange losses of $42. The miscellaneous income is primarily related to the write-off of contingent consideration associated with the Ascom acquisition. The contingent consideration related to revenue targets for the years ended December 31, 2010 and 2011. The revenue target for 2010 was not met, and as of December 31, 2010, we determined that the revenue target for 2011 would more than likely not be met.

EXPENSE (BENEFIT) FOR INCOME TAXES

	2012	2011	2010
(Benefit) expense for income taxes	($5,250)	$216	($1,875)
Effective tax rate	36.1%	205.7%	35.2%

The effective tax rate differed from the statutory Federal rate of 34% by approximately 2.1% during 2012 due to state income taxes and the noncontrolling interest of PCTEL Secure. The effective tax rate differed from the statutory Federal rate of 34% by approximately 171% during 2011 primarily because of the noncontrolling interest of PCTEL Secure. In addition, we recorded income tax benefits related to state rate changes on our deferred tax assets and the release of our valuation allowance on our deferred tax assets subject to Chinese income taxes. The effective tax rate was approximately equal to the statutory Federal rate of 35% during 2010.

At December 31, 2012, we had net deferred tax assets of $15.5 million and a valuation allowance of $0.7 million against the deferred tax assets. We maintain a valuation allowance due to uncertainties regarding realizability. The valuation allowance at December 31, 2012 relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income, and the carryback available to offset against prior year gains. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	2012	2011	2010
Net loss attributable to noncontrolling interests	($687)	($1,158)	$0

The net loss attributable to noncontrolling interests represents 49% of the net loss of PCTEL Secure for the year ended December 31, 2011 and the pro-rata percentage ownership of PCTEL Secure during the year ended December 31, 2012. For all of 2011 and through May 2012, we owned 51% of PCTEL Secure. On May 29, 2012, we purchased an additional 19% membership interest and on July 2, 2012 we purchased the remaining 30% membership in PCTEL Secure from Eclipse.

Liquidity and Capital Resources

	Years Ended December 31,
	2012	2011	2010
Net loss	($9,298)	($111)	($3,456)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	15,613	7,687	9,718
Changes in operating assets and liabilities	(1,269)	(705)	(2,910)

Net cash provided by operating activities	5,046	6,871	3,352
Net cash used in investing activities	(5,321)	(8,958)	(10,465)
Net cash used in financing activities	(1,624)	(2,518)	(4,463)
Cash and cash equivalents at the end of the year	$17,559	$19,418	$23,998
Short-term investments at the end of the year	33,596	42,210	37,146
Long-term investments at the end of the year	0	7,177	9,802
Working capital at the end of the year	$74,399	$80,311	$78,860

Liquidity and Capital Resources Overview

At December 31, 2012, our cash, cash equivalents, and investments were approximately $51.2 million and we had working capital of approximately $74.4 million. Our primary source of liquidity is cash provided by operations, with short term swings in liquidity supported by a significant balance of cash and short-term investments. The balance has fluctuated with cash from operations, acquisitions and divestitures, implementation of a new ERP system and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. We expect this historical trend to continue in the future.

Within investing activities, capital spending historically ranges between 3% and 5% of our revenue. The primary use of capital is for manufacturing and development engineering requirements. Our capital expenditures during 2012 were approximately 4% of revenues because we spent $1.7 million in 2012 related to the implementation of a new ERP system. Our capital expenditures during 2011 were approximately 6% of revenues because we spent $2.8 million in 2011 related to the implementation of a new ERP system. We historically have significant transfers between investments and cash as we rotate our cash and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and investments from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

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

Operating Activities:

We generated $5.0 million of funds from operating activities during the year ended December 31, 2012. We generated $6.3 million of funds from our income statement and used $1.3 million of funds from changes in the balance sheet. Within the balance sheet, inventories increased by $2.4 million because of purchases to meet higher revenues in 2012 and because our supply chain expanded with more of our production in China. Our accounts receivable increased by $2.9 million due to increased revenues in the fourth quarter 2012 compared to the prior year fourth quarter. Our prepayments were lower by $0.9 million during 2012 primarily because we received a federal income tax refund of $1.3 million. The increase in accounts payable and accrued liabilities of $3.1 million was due to the higher inventory purchases in 2012 compared to 2011.

We generated $6.9 million of funds from operating activities for the year ended December 31, 2011. We generated $7.6 million of funds from the income statement and used $0.7 million of funds from changes in the balance sheet. Within the balance sheet, inventories increased by $3.1 million due to the purchase of inventory necessary during the implementation of sourcing initiatives and also because more production was being sourced in-house rather than from contract manufacturers. A reduction of prepayments and other receivables provided $1.5 million in cash during 2011 primarily because we received a federal income tax refund of $1.6 million. The positive cash flow impact from the increase in accounts payable of $1.4 million was due to higher inventory purchases in 2011 compared to 2010.

We generated $3.4 million of funds from operating activities for the year ended December 31, 2010. We generated $6.3 million of funds from the income statement and used $2.9 million of funds from changes in the balance sheet. The increase in accounts receivable accounted for a use of $3.9 million in funds primarily because revenues increased $3.7 million in the fourth quarter 2010 compared to the fourth quarter 2009. We generated funds of $1.7 million and $3.2 million from increases in accounts payable and accrued liabilities, respectively. Our accounts payable increased due to higher inventory purchases in 2010 and our accrued liabilities increased due to higher accruals for bonuses and sales commissions. We increased our inventory purchases during 2010 because of the increase in revenues.

Investing Activities:

We used $5.3 million of cash during the year ended December 31, 2012 for investing activities. During the year ended December 31, 2012, we used $16.0 million for the acquisition of assets from TelWorx and $1.7 million to purchase the remaining interest in PCTEL Secure. We used $3.4 million for capital expenditures which included $1.7 million for the implementation of a new ERP system. The new system was completed in August 2012 and standardizes and upgrades our business information systems. Our net cash provided by investments in municipal bonds, U.S. Government Agency bonds, and corporate bonds was $15.8 million during the year ended December 31, 2012 as redemptions and maturities of our investments provided $77.7 million but we rotated $61.9 million of cash into new short and long-term investments.

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

Financing Activities:

Our financing activities used $1.6 million in cash during the year ended December 31, 2012. We used $2.2 million for quarterly cash dividends paid during 2012 and we received $0.6 million from shares purchased through the ESPP during 2012.

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

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at December 31, 2012 for office and product assembly facility leases, office equipment leases and purchase obligations, and the effect such obligations are expected to have on the liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases:
Facility(a)	$4,777	$839	$2,289	$1,077	$572
Equipment(b)	$89	$58	$31	$0	$0
Purchase obligations(c)	$9,870	$9,870	$0	$0	$0

Total	$14,736	$10,767	$2,320	$1,077	$572

(a)	Future payments for the lease of office and production facilities.

(b)	Future payments for the lease of office equipment.

(c)	Includes purchase orders or contracts for the purchase of inventory, as well as for other goods and services, in the ordinary course of business, and excludes the balances for purchases currently recognized as liabilities on the balance sheet.

We also have a liability related to uncertain positions for income taxes of $1.4 million at December 31, 2012. We do not know when this obligation will be paid.

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

Revenue Recognition - We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured. We recognize revenue for sales of the antenna products and software defined radio products when title transfers, which is predominantly upon shipment from the factory. For products shipped on consignment, we recognize revenue upon delivery from the consignment location. Revenue recognition is also based on estimates of product returns, allowances, discounts, and other factors. These estimates are based on historical data. We believe that the estimates used are appropriate, but differences in actual experience or changes in estimates may affect future results. We recognize revenue for our network engineering services when our engineering reports are completed and issued to the customer.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are recorded at invoiced amount. We extend credit to our customers based on an evaluation of a company’s financial condition and collateral is generally not required. We maintain an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on our assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. Although management believes the current allowance is sufficient to cover existing exposures, there can be no assurance against the deterioration of a major customer’s creditworthiness, or against defaults that are higher than what has been experienced historically.

Excess and Obsolete Inventory - We maintain reserves to reduce the value of inventory to the lower of cost or market and reserves for excess and obsolete inventory. Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage. Obsolete reserves are based on our identification of inventory where carrying value is above net realizable value. We believe the accounting estimate related to excess and obsolete inventory is a critical accounting estimate because it requires us to make assumptions about future sales volumes and product mix, both of which are highly uncertain. Changes in these estimates can have a material impact on our financial statements.

Warranty Costs - We offer repair and replacement warranties of primarily two years for antenna products and one year for scanners and receivers. Our warranty reserve is based on historical sales and costs of repair and replacement trends. We believe that the accounting estimate related to warranty costs is a critical accounting estimate because it requires us to make assumptions about matters that are highly uncertain, including future rates of product failure and repair costs. Changes in warranty reserves could be material to our financial statements.

Stock-based Compensation - We recognize stock-based compensation expense for all share based payment awards in accordance with fair value recognition provisions. Under the fair value provisions, we recognize stock-based compensation expense net of an estimated forfeiture rate, recognizing compensation cost only for those awards expected to vest over requisite service periods of the awards. Stock-based compensation expense and disclosures are dependent on assumptions used in calculating such amounts. These assumptions include risk-free interest rates, expected term of the stock-based compensation instrument granted, volatility of stock and option prices, expected time between grant date and date of exercise, attrition, performance, and other factors. These factors require us to use judgment. Our estimates of these assumptions typically are based on historical experience and currently available market place data. While management believes that the estimates used are appropriate, differences in actual experience or changes in assumptions may affect our future stock-based compensation expense and disclosures.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Our operations have international subsidiaries located in China, United Kingdom, and Israel as well as an international branch office located in Hong Kong. The complexities brought on by operating in several different tax jurisdictions inevitably lead to an increased exposure to worldwide taxes. Should review of the tax filings result in unfavorable adjustments to our tax returns, the operating results, cash flows, and financial position could be materially and adversely affected.

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

Valuation Allowances for Deferred Tax Assets - We establish an income tax valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider the amounts and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. We maintain an existing valuation allowance until sufficient positive evidence exists to support its reversal. Changes in the amount or timing of expected future deductions or taxable income may have a material impact on the level of income tax valuation allowances. Our assessment of the realizability of the deferred tax assets requires judgment about our future results. Inherent in this estimation is the requirement for us to estimate future book and taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results, the prudence and feasibility of possible tax planning strategies, and the economic environment in which we do business. It is possible that the actual results will differ from the assumptions and require adjustments to the allowance. Adjustments to the allowance would affect future net income.

Impairment Reviews of Goodwill - We perform an annual impairment test of goodwill as of the end of the first month of the fiscal fourth quarter (October 31st), or at an interim date if an event occurs or if circumstances change that would indicate that an impairment loss may have been incurred. In performing our annual impairment test, we first perform a qualitative assessment to determine whether it is more likely that not that the fair value of a reporting unit is less than its carrying value, including goodwill. If our qualitative assessment is indicative of possible impairment, then a two-step quantitative fair value assessment is performed at the reporting unit level. In the first step, the fair value of each reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment.

The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions in determining a reporting unit’s fair value. We calculate the fair value of each reporting unit by using a blended analysis of the present value of future discounted cash flows and the market approach of valuation. The discounted cash flow method requires us to use estimates and judgments about the future cash flows of the reporting units. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units, including markets and market share, sales volumes and mix, research and development expenses, tax rates, capital spending, discount rate and working capital changes. Cash flow forecasts are based on reporting unit operating plans for the early years and business projections in later years. The market approach is based on a comparison of the Company to comparable publicly traded firms in similar lines of business. This method requires us to use estimates and judgments when determining comparable companies. We assess such factors as size, growth, profitability, risk and return on investment. We believe the accounting estimate related to the valuation of goodwill is a critical accounting estimate because it requires us to make assumptions that are highly uncertain about the future cash flows of our reporting units. Changes in these estimates can have a material impact on our financial statements.

While the use of historical results and future projections can result in different valuations for a business, it is a generally accepted valuation practice to apply more than one valuation technique to establish a range of values for a business. Since each technique relies on different inputs and assumptions, it is unlikely that each technique would yield the same results. However, it is expected that the different techniques would establish a reasonable range. In determining the fair value, we weigh the two methods equally because we believe both methods have an equal probability of providing an appropriate fair value.

Impairment Reviews of Intangible Assets - We evaluate the carrying value of intangible assets and other long-lived assets for impairment whenever indicators of impairment exist. We test finite-lived intangible assets for recoverability using pretax undiscounted cash flows. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage the underlying operating segments, there is significant judgment in determining the cash flows attributable to these operating segments, including markets and market share, sales volumes and mix, research and development expenses, capital spending and working capital changes. Cash flow forecasts are based on operating plans and business projections. We compare the pretax undiscounted cash flows to the carrying value of the asset group. If the carrying value exceeds the sum of the undiscounted cash flows of the asset group, an impairment charge must be recognized in the financial statements.

We believe the accounting estimate related to the valuation of intangible assets is a critical accounting estimate because it requires us to make assumptions about future sales prices and volumes for products that involve new technologies and applications where customer acceptance of new products or timely introduction of new technologies into their networks are uncertain. The recognition of impairment could be material to our financial statements.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, “Comprehensive Income (Topic 220)-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in the update require an entity to report the effect of significant respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference other disclosures. The amendments in this update are effective prospectively for reporting periods after December 15, 2012. The adoption of this update is not expected to have a material effect on our financial position, results of operations or cash flows.

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

Due to changes in interest rates, our future investment income may fall short of expectations. A hypothetical increase or decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at December 31, 2012. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

Foreign Currency Risk

We are exposed to currency fluctuations due to our foreign operations and because we sell our products internationally. We manage the sensitivity of our international sales by denominating the majority of transactions in U.S. dollars. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the year ended December 31, 2012. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

We had $0.8 million of cash in foreign bank accounts at December 31, 2012. As of December 31, 2012, we had no intention of repatriating the cash in our foreign bank accounts to the U.S. If we decide to repatriate the cash in foreign bank accounts, we may experience difficulty in repatriating this cash in a timely manner. We may also be exposed to foreign currency fluctuations and taxes if we repatriate these funds.

Credit Risk

The financial instruments that potentially subject us to credit risk consist primarily of trade receivables. For trade receivables, credit risk is the potential for a loss due to a customer not meeting its payment obligations. Our customers are concentrated in the wireless communications industry. Estimates are used in determining an allowance for amounts which we may not be able to collect, based on current trends, the length of time receivables are past due and historical collection experience. Provisions for and recovery of bad debts are recorded as sales and marketing expense in the consolidated statements of operations. We perform ongoing evaluations of customers’ credit limits and financial condition. Generally, we do not require collateral from customers. No customer’s accounts receivable balance represented 10% or greater of gross accounts receivables at December 31, 2012 or December 31, 2011. Our allowances for potential credit losses have historically been adequate compared to actual losses. No customers represented 10% of our revenues for the years ended December 31, 2012 or December 31, 2011 and one represented 10% of our revenues for the year ended December 31, 2010.

Item 8:    Financial Statements and Supplementary Data

PCTEL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PCTEL, Inc.

We have audited the internal control over financial reporting of PCTEL, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of the Company’s internal control over financial reporting does not include the internal control over financial reporting of PCTelWorx, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 5 and 9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012. As indicated in Management’s Report, PCTelWorx, Inc. was acquired during 2012, and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded a full assessment of internal control over financial reporting of PCTelWorx, Inc. because the Company did not have the practical ability to perform all of the necessary procedures to fully assess the internal control over financial reporting of PCTelWorx, Inc.

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

As noted above, our audit of the Company’s internal control over financial reporting did not include PCTelWorx, Inc., however, management has identified and included in management’s assessment a material weakness in the Company’s internal control over financial reporting related to its acquired PCTelWorx, Inc. subsidiary. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in the Company’s internal control over financial reporting relates to financial reporting irregularities directed by senior management of PCTelWorx, Inc. that were not detected by the Company’s internal controls in a timely manner.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated April 2, 2013, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois

April 2, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

PCTEL, Inc.

We have audited the accompanying consolidated balance sheets of PCTEL, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income , stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCTEL, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 2, 2013 expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Chicago, Illinois

April 2, 2013

PCTEL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$17,559	$19,418
Short-term investment securities	33,596	42,210
Accounts receivable, net of allowance for doubtful accounts of $222 and $132 at December 31, 2012 and December 31, 2011, respectively	18,586	14,342
Inventories, net	17,573	13,911
Deferred tax assets, net	1,484	896
Prepaid expenses and other assets	2,160	2,277

Total current assets	90,958	93,054
Property and equipment, net	14,777	13,590
Long-term investment securities	0	7,177
Goodwill	161	161
Intangible assets, net	7,004	9,332
Deferred tax assets, net	14,034	8,831
Other noncurrent assets	1,636	1,319

TOTAL ASSETS	$128,570	$133,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$10,643	$5,651
Accrued Liabilities	5,916	7,092

Total current liabilities	16,559	12,743
Contingent consideration	1,130	0
Other long-term liabilities	2,736	2,144

	3,866	2,144

Total liabilities	20,425	14,887

Redeemable equity	0	1,731
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,514,809 and 18,218,537 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	19	18
Additional paid-in capital	140,388	137,117
Accumulated deficit	(32,410)	(20,941)
Accumulated other comprehensive income	148	121

Total stockholders’ equity of PCTEL, Inc.	108,145	116,315
Noncontrolling interest	0	531

Total equity	108,145	116,846

TOTAL LIABILITIES AND EQUITY	$128,570	$133,464

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
REVENUES	$88,849	$76,844	$69,254
COST OF REVENUES	53,029	40,982	38,142

GROSS PROFIT	35,820	35,862	31,112

OPERATING EXPENSES:
Research and development	11,224	11,912	11,777
Sales and marketing	11,357	10,492	10,095
General and administrative	11,000	10,799	10,224
Amortization of intangible assets	3,170	2,795	2,934
Restructuring charges	157	117	931
Impairment of goodwill and intangible assets	13,601	0	1,084

Total operating expenses	50,509	36,115	37,045

OPERATING LOSS	(14,689)	(253)	(5,933)
Other income, net	141	358	602

(LOSS) INCOME BEFORE INCOME TAXES	(14,548)	105	(5,331)
(Benefit) expense for income taxes	(5,250)	216	(1,875)

NET LOSS	(9,298)	(111)	(3,456)
Less: Net loss attributable to noncontrolling interests	(687)	(1,158)	—

NET (LOSS) INCOME ATTRIBUTABLE TO PCTEL, INC.	($8,611)	1,047	(3,456)
Less: adjustments to redemption value of noncontrolling interests	(648)	(863)	0

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	($9,259)	$184	($3,456)

Basic Earnings per Share:
Net (loss) income available to common shareholders	($0.53)	$0.01	($0.20)
Diluted Earnings per Share:
Net (loss) income available to common shareholders	($0.53)	$0.01	($0.20)
Weighted average shares — Basic	17,402	17,186	17,408
Weighted average shares — Diluted	17,402	17,739	17,408
Cash dividend per share	$0.12	$0.03	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
NET LOSS	($9,298)	($111)	($3,456)
OTHER COMPREHENSIVE INCOME:
Foreign Currency Translation Adjustments	27	60	30

COMPREHENSIVE LOSS	(9,271)	(51)	(3,426)

Comprehensive loss attributable to noncontrolling interests	(687)	(1,158)	0

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO PCTEL, INC.	($8,584)	$1,107	($3,426)

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of PCTEL, Inc.	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
BALANCE, JANUARY 1, 2010	$18	$138,141	($17,122)	$31	$121,068	$0	$121,068	$0

Stock-based compensation	1	4,609	0	0	4,610	0	4,610	0
Issuance of shares for stock purchase and option plans	0	468	0	0	468	0	468	0
Cancellation of shares for payment of withholding tax	0	(887)	0	0	(887)	0	(887)	0
Repurchase of common stock	(1)	(4,931)	0	0	(4,932)	0	(4,932)	0
Tax effect from stock based compensation	0	(246)	0	0	(246)	0	(246)	0
Net loss	0	0	(3,456)	0	(3,456)	0	(3,456)	0
Change in cumulative translation adjustment, net	0	0	0	30	30	0	30	0

BALANCE, DECEMBER 31, 2010	$18	$137,154	($20,578)	$61	$116,655	$0	$116,655	$0

Stock-based compensation	0	3,243	0	0	3,243	0	3,243	0
Issuance of shares for stock purchase and option plans	0	586	0	0	586	0	586	0
Cancellation of shares for payment of withholding tax	0	(1,255)	0	0	(1,255)	0	(1,255)	0
Repurchase of common stock	0	(2,559)	0	0	(2,559)	0	(2,559)	0
Tax effect from stock based compensation	0	(54)	0	0	(54)	0	(54)	0
Initial capitalization for PCTEL Secure	0	0	0	0	0	1,944	1,944	456
Share-based payments for PCTEL Secure	0	0	0	0	0	96	96	61
Adjustment to temporary equity for PCTEL Secure	0	0	(863)	0	(863)	(800)	(1,663)	1,663
Dividend	0	2	(547)	0	(545)	0	(545)	0
Net income (loss)	0	0	1,047	0	1,047	(709)	338	(449)
Change in cumulative translation adjustment, net	0	0	0	60	60	0	60	0

BALANCE, DECEMBER 31, 2011	$18	$137,117	($20,941)	$121	$116,315	$531	$116,846	$1,731

Stock-based compensation	1	2,991	0	0	2,992	0	2,992	0
Issuance of shares for stock purchase and option plans	0	578	0	0	578	0	578	0
Cancellation of shares for payment of withholding tax	0	(1,204)	0	0	(1,204)	0	(1,204)	0
Tax effect from stock based compensation	0	6	0	0	6	0	6	0
Share-based payments for PCTEL Secure	0	0	0	0	0	0	0	39
Adjustment to temporary equity for PCTEL Secure	0	0	(648)	0	(648)	0	(648)	648
Adjustment to tax basis of PCTEL Secure	0	361	0	0	361	0	361	0
Dividend	0	8	(2,210)	0	(2,202)	0	(2,202)	0
Net income (loss)	0	0	(8,611)	0	(8,611)	0	(8,611)	(687)
Purchase of 49% interest in PCTEL Secure	0	531	0	0	531	(531)	0	(1,731)
Change in cumulative translation adjustment, net	0	0	0	27	27	0	27	0

BALANCE, DECEMBER 31, 2012	$19	$140,388	($32,410)	$148	$108,145	$0	$108,145	$0

The accompanying notes are an integral part of these consolidated financial statements

PCTEL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating Activities:
Net loss	($9,298)	($111)	($3,456)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,606	5,283	5,212
Impairment charges	13,601	0	1,084
Gain on bargain purchase of acquisition	0	0	(54)
Gain on write-off of acquisition liabilities	0	0	(197)
Stock based compensation	2,992	3,243	4,610
Share based expense	39	157	0
(Gain) loss on disposal/sale of property and equipment	4	22	(22)
Restructuring costs	0	0	324
Payment of withholding tax on stock based compensation	(1,204)	(1,255)	(887)
Deferred tax expense	(5,425)	237	(352)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,870)	(152)	(3,940)
Inventories	(2,361)	(3,122)	(2,396)
Prepaid expenses and other assets	863	1,455	(1,567)
Accounts payable	3,850	1,356	1,719
Income taxes payable	72	17	(233)
Accrued liabilities	(804)	164	3,015
Deferred revenue	(19)	(423)	492

Net cash provided by operating activities	5,046	6,871	3,352

Investing Activities:
Capital expenditures	(3,381)	(4,869)	(1,257)
Proceeds from disposal of property and equipment	0	0	18
Purchase of investments	(61,927)	(58,046)	(65,989)
Redemptions/maturities of short-term investments	77,718	55,607	59,072
Purchase of assets with settlement	0	(200)	(200)
Purchase of assets/businesses, net of cash acquired	(17,731)	(1,450)	(2,109)

Net cash used in investing activities	(5,321)	(8,958)	(10,465)

Financing Activities:
Proceeds from issuance of common stock	578	586	468
Payments for repurchase of common stock	0	(2,559)	(4,931)
Cash dividend	(2,202)	(545)	0

Net cash used in financing activities	(1,624)	(2,518)	(4,463)

Net decrease in cash and cash equivalents	(1,899)	(4,605)	(11,576)
Effect of exchange rate changes on cash	40	25	31
Cash and cash equivalents, beginning of year	19,418	23,998	35,543

Cash and Cash Equivalents, End of Year	$17,559	$19,418	$23,998

Other information:
Cash paid (refunds received) for income taxes	(1,288)	(1,472)	62
Cash paid for interest	3	0	0
Non-cash investing and financing information:
Decreases to deferred stock compensation, net	(616)	(903)	(609)
Issuance of restricted common stock, net of cancellations	912	1,008	3,675

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended: December 31, 2012

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

Antennas and Connected Solutions

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

The Company established its current antenna and site solutions product portfolio with a series of acquisitions. In 2004 the Company acquired MAXRAD Inc., as well as certain product lines from Andrew Corporation, which established its core product offerings in WiFi, LMR and GPS. Over the next several years the Company added additional capabilities within those product lines and additional served markets with the acquisition of certain assets from Bluewave Antenna Systems, Ltd (“Bluewave”) in 2008, and the acquisitions of Wi-Sys Communications, Inc. (“Wi-Sys”) in 2009, and Sparco Technologies, Inc. (“Sparco”) in 2010 and certain assets of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC, and TowerWorx International, Inc., in July 2012. The Company’s WiMAX antenna products were developed and brought to market through the Company’s ongoing operations.

The Company, through its wholly-owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), completed the acquisition of substantially all of the assets and assumption of certain specified liabilities of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC and TowerWorx International, Inc., pursuant to an Asset Purchase Agreement dated as of July 9, 2012 among PCTEL, PCTelWorx, TelWorx Communications LLC, TelWorx U.K Limited, TowerWorx LLC, and TowerWorx International, Inc., and Tim and Brenda Scronce, the principal owners of these entities. The business operations associated with these purchased assets are collectively referred to as “TelWorx” in this Annual Report on Form 10-K. See Note 4 for more information on the acquisition of the assets of TelWorx.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

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

Segment Reporting

During 2011 and 2012, the Company operated in two segments for reporting purposes. Beginning with the formation of PCTEL Secure in January 2011, the Company reported the financial results of PCTEL Secure as a separate operating segment. Because PCTEL Secure was a joint venture, the Company makes decisions regarding allocation of resources separate from the rest of the Company. During 2011 and 2012, the Company managed its scanning receiver, antenna, and network engineering service product lines as one business segment. These businesses shared sufficient management and resources that the financial reporting, upon which the chief operating decision maker relies for allocating resources and assessing performance, is based on company-wide data. The Company’s chief operating decision maker uses the profit and loss results and the assets in deciding how to allocate resources and assess performance between the two segments.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

include the accounts of PCTEL Secure. During 2011 and through May 2012, the Company had a 51% ownership interest in PCTEL Secure. The Company purchased an additional 19% membership interest on May 29, 2012 and purchased the remaining 30% membership interest on July 2, 2012. With the purchase of the final 30% interest, PCTEL Secure became a wholly-owned subsidiary of PCTEL. For the year ended December 31, 2012, the pro-rata percentage of the noncontrolling interest of PCTEL Secure’s net loss is recorded as noncontrolling interest in the condensed consolidated statements of operations. For the year ended December 31, 2011, 49% of PCTEL’s net loss is recorded as noncontrolling interest in the condensed consolidated statements of operations. All intercompany accounts and transactions have been eliminated.

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

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the year-end exchange rate for assets and liabilities and average monthly rates for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the consolidated statements of operations. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $31, $33, and $42 in the years ended December 31, 2012, 2011, and 2010, respectively.

Fair Value of Financial Instruments

Cash and cash equivalents are measured at fair value and investments are recognized at amortized cost in the Company’s financial statements. Accounts receivable and other investments are financial assets with carrying values that approximate fair value due to the short-term nature of these assets. Accounts payable and short-term debts are financial liabilities with carrying values that approximate fair value due to the short-term nature of these liabilities. The Company follows Fair Value Measurements and Disclosures, ASC (“Accounting Standards Codification”) 820, which establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

For the Year Ended: December 31, 2012

Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Cash and Cash Equivalents and Investments

The Company’s cash and investments consist of the following:

	December 31, 2012	December 31, 2011
Cash	$13,059	$17,028
Cash equivalents	4,500	2,390
Short-term investments	33,596	42,210
Long-term investments	0	7,177

	$51,155	$68,805

Cash and Cash equivalents

At December 31, 2012, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At December 31, 2012 and 2011, the Company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short term U.S. Government Agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). Our deposits are insured to applicable limits by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation. The Company had $0.8 million and $0.7 million of cash and cash equivalents in foreign bank accounts at December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012, the Company has no intention of repatriating its cash in the foreign bank accounts. If the Company decides to repatriate the cash in foreign bank accounts, it may experience difficulty in repatriating this cash in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds. The Company’s cash in its foreign bank accounts is not insured.

Investments

At December 31, 2012, the Company’s short-term and long-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, and AA or higher rated corporate bonds all classified as held-to-maturity.

At December 31, 2012, the Company had invested $10.1 million in pre-refunded municipal bonds and taxable bond funds, $9.9 million in AA rated or higher corporate bond funds, $8.5 million in U.S. government agency bonds, and $5.1 million in certificates of deposit. The income and principal from the pre-refunded municipal bonds is secured by an irrevocable trust of U.S. Treasury securities. The bonds, classified as short-term investments, have original maturities greater than 90 days and mature in 2013. The Company had no long-term investment securities at December 31, 2012. The Company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains were approximately $6 and $35 at December 31, 2012 and December 31, 2011, respectively. Approximately 15% and 7% of the Company’s bonds were protected by bond default insurance at December 31, 2012 and 2011, respectively.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

The Company categorizes its financial instruments within a fair value hierarchy established in ASC 820. The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 1.

Cash equivalents and Level 1 investments measured at fair value were as follows at December 31:

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other cash equivalents	$4,500	$0	$0	$4,500	$2,390	$0	$0	$2,390
Investments:
Certificate of deposits	5,062	0	0	5,062	0	0	0	0
US government agency bonds	0	8,498	0	8,498	0	18,256	0	18,256
Municipal bonds	0	10,162	0	10,162	0	23,616	0	23,616
Corporate debt securities	0	9,880	0	9,880	0	7,550	0	7,550

Total	$9,562	$28,540	$0	$38,102	$2,390	$49,422	$0	$51,812

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms for most customers that range between 30 and 60 days. The Company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $0.2 million and $0.1 million at December 31, 2012 and 2011, respectively. The provision for doubtful accounts is included in sales and marketing expense in the consolidated statements of operations.

Inventories

The inventories related to the Company’s TelWorx business are stated at average cost. All other inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing. Inventories as of December 31, 2012 and 2011 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The Company had consigned inventory of $1.2 million and $0.9 million at December 31, 2012 and 2011, respectively. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $2.0 million and $1.5 million as of December 31, 2012 and 2011, respectively.

Inventories consist of the following:

	December 31, 2012	December 31, 2011
Raw materials	$12,226	$10,573
Work in process	789	476
Finished goods	4,558	2,862

Inventories, net	$17,573	$13,911

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

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

Property and equipment consists of the following:

	December 31, 2012	December 31, 2011
Building	$6,207	$6,207
Computers and office equipment	9,970	7,962
Manufacturing and test equipment	9,495	8,831
Furniture and fixtures	1,256	1,169
Leasehold improvements	519	230
Motor vehicles	150	27

Total property and equipment	27,597	24,426
Less: Accumulated depreciation and amortization	(14,590)	(12,606)
Land	1,770	1,770

Property and equipment, net	$14,777	$13,590

Depreciation and amortization expense was approximately $2.4 million, $2.5 million, and $2.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

Liabilities

Accrued liabilities consist of the following:

	December 31, 2012	December 31, 2011
Inventory receipts	$2,191	$1,457
Paid time off	1,067	940
Payroll, bonuses, and other employee benefits	873	3,015
Employee stock purchase plan	276	232
Warranties	270	249
Professional fees	269	197
Real estate taxes	170	159
Sales tax	156	36
Deferred rent	68	85
Deferred revenues	59	78
Due to Sparco shareholders	0	198
Other	517	446

Total	$5,916	$7,092

Long-term liabilities consist of the following:

	December 31, 2012	December 31, 2011
Executive deferred compensation plan	$1,652	$1,272
Reserve for uncertain tax positions	842	825
Deferred rent	166	42
Deferred revenues	74	5
Long-term obligations under capital leases	2	0

	$2,736	$2,144

Revenue Recognition

The Company sells antenna products and software defined radio products, and provides network engineering services. The Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

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

For the Year Ended: December 31, 2012

Research and Development Costs

The Company expenses research and development costs as incurred. To date, the Company has expensed all software development costs related to research and development because the costs incurred subsequent to the products reaching technological feasibility were not significant.

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $0.2 million in each of the fiscal years ended December 31, 2012, 2011, and 2010.

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

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

Goodwill

The Company performs an annual impairment test of goodwill as of the end of the first month of the fiscal fourth quarter (October 31st), or at an interim date if an event occurs or if circumstances change that would indicate that an impairment loss may have been incurred. In performing our annual impairment test, the Company first performs a qualitative assessment to determine whether it is more likely that not that the fair value of a reporting unit is less than its carrying value, including goodwill. If our qualitative assessment is indicative of possible impairment, then a two-step quantitative fair value assessment is performed at the reporting unit level. In the first step, the fair value of each reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment.

The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions in determining a reporting unit’s fair value. The Company calculates the fair value of each reporting unit by using a blended analysis of the present value of future discounted cash flows and the market approach of valuation. The discounted cash flow method requires the Company to use estimates and judgments about the future cash flows of the reporting units. Although the Company bases cash flow forecasts on assumptions that are consistent with plans and estimates the Company uses to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units, including markets and market share, sales volumes and mix, research and development expenses, tax rates, capital spending, discount rate and working capital changes. Cash flow forecasts are based on reporting unit operating plans for the early years and business projections in later years. The market approach is based on a comparison of the Company to comparable publicly traded firms in similar lines of business. This method requires the Company to use estimates and judgments when determining comparable companies. The Company assesses such factors as size, growth, profitability, risk and return on investment. The Company believes the accounting estimate related to the valuation of goodwill is a critical accounting estimate because it requires us to make assumptions that are highly uncertain about the future cash flows of our reporting units. Changes in these estimates can have a material impact on our financial statements.

While the use of historical results and future projections can result in different valuations for a business, it is a generally accepted valuation practice to apply more than one valuation technique to establish a range of values for a business. Since each technique relies on different inputs and assumptions, it is unlikely that each technique would yield the same results. However, it is expected that the different techniques would establish a reasonable range. In determining the fair value, the Company weighs the two methods equally because it believes both methods have an equal probability of providing an appropriate fair value.

The Company operates in two reporting segments. The PCTEL segment contains all of the Company’s operations with the exception of PCTEL Secure. The PCTEL Secure operation is its own segment. Within the PCTEL segment there was $12.7 million of goodwill. Within the segment there are two reporting units that carry goodwill at the date of the 2012 annual goodwill test, TelWorx and Envision Wireless.

The Company recognized goodwill of $12.5 million with the acquisition of assets from TelWorx in July 2012. Goodwill recorded in connection with this acquisition was primarily attributable to the synergies expected to arise after the Company’s acquisition of the business and the assembled workforce of the acquired business. Additionally, the Company recognized $0.2 million of goodwill with its acquisition of Envision Wireless in October 2011.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

In 2012, the Company recorded a goodwill impairment of $12.5 million related to its TelWorx acquisition based on the results from our annual test of goodwill impairment. This amount represented the total goodwill associated with the acquisition. Specifically, the projected 2013 base revenue declined 17% from the projections utilized in the purchase accounting fair value of the TelWorx entity at the acquisition date. The projected revenue, anticipated margins, and future cash flows of the business were significantly lower at the annual goodwill test date than at the acquisition date. The Company considered this revenue decline at the annual goodwill test date to be an indicator of goodwill impairment requiring the performance of the two step quantitative fair value assessment, which resulted in a net present value of future cash flows that did not support a goodwill carrying value for this reporting unit. The two step quantitative fair value assessment performed on the Envision goodwill resulted in a fair value that supported all of its goodwill.

During the year ended December 31, 2011, the Company recognized goodwill of $0.2 million with the acquisition of assets from Envision Wireless in October 2011. The Company’s market capitalization as of the date of the acquisition exceeded the book value of the Company. Since acquisition date was concurrent with the Company’s annual goodwill test date and there was not a triggering event for goodwill impairment, the Company did not perform a separate two-step goodwill impairment test.

Since the Company had no goodwill in 2010, a review of goodwill for impairment was not applicable.

Long-lived and Definite-Lived Intangible assets

The Company reviews definite-lived intangible assets, investments and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. This analysis differs from the Company’s goodwill analysis in that a definite-lived intangible asset impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets being evaluated is less than the carrying value of the assets. The estimate of long-term undiscounted cash flows includes long-term forecasts of revenue growth, gross margins, and operating expenses. All of these items require significant judgment and assumptions. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than the carrying amount.

The Company learned through its marketing efforts for the baseline product that its current distribution channels have limited access to the target software markets, primarily U.S. Government Agencies. The Company has been in active discussions with a number of potential distribution entities with U.S. Government Agency access through December 31, 2012, and in January 2013 the Company engaged Wunderlich Securities, Inc. to evaluate strategic alternatives for PCTEL Secure, including a further search for a distribution entity who can take the product to market. Based on the lack of success of such efforts to date, the Company has concluded that as of December 31, 2012 the future potential revenue is indeterminate, resulting in management’s forecast of future undiscounted cash flow to be in a range at or below zero. Based on these revised forecast cash flows, the Company concluded that the intangible assets were impaired at December 31, 2012. The Company recorded intangible asset impairment expense of $1.1 million in December 2012.

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

For the Year Ended: December 31, 2012

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

The following table presents assets measured at fair value on a non-recurring basis at December 31, 2012:

	Level 1	Level 2	Level 3	Loss
Intangible assets — PCTEL Segment	$0	$0	$161	($12,550)
Intangible assets — PCTEL Secure Segment	$0	$0	$0	($1,051)

Total	$0	$0	$161	($13,601)

There were no items measured at fair value on a non-recurring basis at December 31, 2011.

The following table presents assets measured at fair value on a non-recurring basis at December 31, 2010:

	Level 1	Level 2	Level 3	Loss
Intangible assets — PCTEL Segment	$0	$0	$8,865	($1,084)

Total	$0	$0	$8,865	($1,084)

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in the update require an entity to report the effect of significant respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference other disclosures. The amendments in this update are effective prospectively for reporting periods after December 15, 2012. The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

For the Year Ended: December 31, 2012

using the treasury stock method. Common stock options are excluded from the computation of diluted earnings per share if their effect is anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2012, 2011, and 2010, respectively:

	Years Ended December 31,
	2012	2011	2010
Basic Earnings Per Share computation:
Numerator:
Net loss	($9,298)	($111)	($3,456)
Net loss attributable to noncontrolling interests	(687)	(1,158)	—

Net income (loss) attributable to PCTEL, Inc.	(8,611)	1,047	(3,456)
Less: adjustments to redemption value of noncontrolling interests	(648)	(863)	—

Net income (loss) available to common shareholders	($9,259)	$184	($3,456)
Denominator:
Common shares outstanding	17,402	17,186	17,408

Earnings per common share — basic
Net income (loss) available to common shareholders	($0.53)	$0.01	($0.20)

Diluted Earnings Per Share computation:
Numerator:
Net loss	($9,298)	($111)	($3,456)
Net loss attributable to noncontrolling interests	(687)	(1,158)	—

Net income (loss) attributable to PCTEL, Inc.	(8,611)	1,047	(3,456)
Less: adjustments to redemption value of noncontrolling interests	(648)	(863)	—

Net income (loss) available to common shareholders	($9,259)	$184	($3,456)
Denominator:
Common shares outstanding	17,402	17,186	17,408
Restricted shares and performance shares subject to vesting	*	551	*
Common stock option grants	*	2	*

Total shares	17,402	17,739	17,408
Earnings per common share — diluted

Net income (loss) available to common shareholders	($0.53)	$0.01	($0.20)

*	As denoted by “*” in the table above, weighted average common stock option grants and restricted shares of 439,000 and 546,000 were excluded from the calculations of diluted net loss per share for the years ended December 31, 2012 and 2010, respectively since their effects are anti-dilutive.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

3.    PCTEL Secure

On January 5, 2011, the Company formed PCTEL Secure LLC (“PCTEL Secure”), a joint venture limited liability company, with Eclipse Design Technologies, Inc. (“Eclipse”). PCTEL Secure designs Android-based, secure communication products. The Company contributed $2.5 million in cash on the formation of the joint venture in return for 51% ownership of the joint venture. In return for 49% ownership of the joint venture, Eclipse contributed $2.4 million of intangible assets in the form of intellectual property and a services agreement, including an assembled workforce, to provide services. At the date of formation the weighted average amortization period of the intangible assets acquired was 2.4 years. The Company estimated the fair value and remaining useful lives of the assets.

The limited liability company agreement of PCTEL Secure, as amended, provided several mechanisms for the orderly transition of the Company’s ownership from 51% to 100%. The Company purchased an additional 19% of the membership interests for $0.9 million on May 29, 2012 and the remaining 30% of the membership interests for $0.8 million on July 2, 2012. During the periods that the Company did not own 100% of the membership interests, Eclipse’s membership interests were recorded as non-controlling interest.

The summary of noncontrolling interest during the years ended December 31, 2011 and 2012 are as follows:

	Noncontrolling Interest
	Permanent	Redeemable	Total
Balance at December 31, 2010	$0	$0	$0
Initial capitalization for PCTEL Secure	1,944	456	2,400
Share-based payments for PCTEL Secure	96	61	157
Adjustment to temporary equity for PCTEL Secure	(800)	1,663	863
Net loss attributable to noncontrolling interest	(709)	(449)	(1,158)

Balance at December 31, 2011	$531	$1,731	$2,262

Share-based payments for PCTEL Secure	0	39	39
Purchase of 19% membership interest	0	(931)	(931)
Purchase of 30% membership interest	0	(800)	(800)
Adjustment to temporary equity for PCTEL Secure	0	648	648
Net loss attributable to noncontrolling interest	0	(687)	(687)
Reclassification of noncontrolling interest to permanent equity	(531)	0	(531)

Balance at December 31, 2012	$0	$0	$0

The Company learned through its marketing efforts for the baseline product that its current distribution channels have limited access to the target software markets, primarily U.S. Government Agencies. The Company has been in active discussions with a number of potential distribution entities with U.S. Government Agency access through December 31, 2012, and in January 2013 the Company engaged Wunderlich Securities, Inc. to evaluate strategic alternatives for PCTEL Secure, including a further search for a distribution entity who can take the product to market. Based on the lack of success of such efforts to date, the Company has concluded that as of December 31, 2012 the future potential revenue is indeterminate, resulting in management’s forecast of future undiscounted cash flow to be in a range at or below zero. Based on these revised forecast cash flows, the Company concluded that the intangible assets were impaired at December 31, 2012. The Company recorded intangible asset impairment expense of $1.1 million in December 2012.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

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

Acquisition of TelWorx Communications LLC

The Company, through its wholly-owned subsidiary PCTelWorx, completed the acquisition of substantially all of the assets and the assumption of certain specified liabilities of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC and TowerWorx International, Inc (“collectively “TelWorx”)., pursuant to an Asset Purchase Agreement dated as of July 9, 2012 among the Company, PCTelWorx, Inc., TelWorx and Tim and Brenda Scronce, the principal owners of TelWorx. The business operations associated with these purchased assets is collectively referred to as “TelWorx” in this Form 10-K.

TelWorx is primarily a North Carolina-based business with expertise in delivering wireless and fiber optic solutions into the enterprise, defense, transportation, and the carrier market. TelWorx excels at global procurement, custom engineering of RF solutions, rapid delivery and deployment of systems, and value-added reselling of antennas, related RF components, and other communication elements. The acquisition includes TowerWorx™, a provider of mobile towers for defense, industrial wireless, and other applications. The acquisition expands the Company’s products and markets addressed by its antenna and connected solutions product line.

The purchase price for TelWorx was $15.5 million with potential contingent stock-based consideration of $1.5 million. Subsequently, in March 2013, the Company received back $1.0 million in cash pursuant to the working capital true-up provision of the asset purchase agreement. At closing, the Company paid $16.0 million in cash and designated $0.5 million as cash held in escrow. The cash held in escrow is available to compensate the Company and/or any indemnified parties of the Asset Purchase Agreement for any claims of such parties for any losses suffered or incurred by for which they are entitled to recover. The cash consideration paid was provided from PCTEL’s existing cash. The contingent consideration is dependent upon the achievement of total PCTEL revenue and earnings goals in 2013. The revenue and earnings targets will each be weighted at 50% of the total earn-out. The shares earned for the contingent consideration will be awarded no later than March 15, 2014. The Company considered several factors in assessing that the contingent consideration arrangement is additional consideration rather than compensation expense. The contingent payments are not affected by employment termination. All former TelWorx shareholders participate in the contingent consideration proportional to their TelWorx ownership interests, including shareholders who are not employees of PCTEL. The compensation of those shareholders who became employees is at similar levels as other key employees of PCTEL.

The Company estimated the fair value of the stock-based contingent consideration at $0.6 million. In determining the fair value of the earn-out, the Company based the probability of separately meeting the earnings and revenue targets on the Company’s historical performance of its actual results compared to its annual operating plans. The obligations related to the $0.5 million of escrow and $0.6 million of contingent consideration are included in long-term liabilities in the condensed consolidated balance sheet at December 31, 2012.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

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

The Company, through PCTelWorx, offered employment to all former employees of TelWorx. The key managers entered into employment arrangements that include a non-competition covenant during their employment and for twelve months thereafter. The Company has entered into a five-year lease agreement for the continued use of the operating facility and offices in Lexington, North Carolina and a one-year lease for an office facility in Pryor, Oklahoma. Acquisition related expenses of $0.1 million are included in general and administrative expenses for the year ended December 31, 2012.

The following is the allocation of the purchase price for the assets from TelWorx at the date of the acquisition. The amounts were revised from the provisional amounts first reported at September 30, 2012:

	Estimated Fair Value July 9, 2012 as reported at September 30, 2012	Provisional Adjustments Subsequent to September 30, 2012	Estimated Fair Value July 9, 2012
Tangible assets:
Accounts receivable	$1,575	($205)	$1,370
Inventory	1,843	(465)	1,378
Prepaid expenses	9	0	9
Fixed assets	248	0	248

Total tangible assets	3,675	(670)	3,005

Intangible assets:
Goodwill	9,491	3,059	12,550
Trade names	1,527	(268)	1,259
Technology	458	12	470
Customer relationships	2,898	(2,781)	117
Backlog	91	(58)	33
Non-compete	262	(248)	14

Total intangible assets	14,727	(284)	14,443

Total assets	18,402	(954)	17,448

Capital leases	57	(20)	37
Accounts payable	1,113	100	1,213
Accrued liabilities	85	33	118

Total liabilities	1,255	113	1,368

Net assets acquired	$17,147	($1,067)	$16,080

The provisional adjustments subsequent to the estimated fair value reported at September 30, 2012 are primarily related to a $0.7 million decrease in working capital, a $1.0 million decrease in purchase price pursuant to the working capital true-up terms of the asset purchase agreement, and $3.4 million decrease in intangible

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

assets, netting to a $3.1 million increase in goodwill. The decrease in working capital relates primarily to revenue for orders originally recorded as pre-acquisition which are appropriately recorded as post-acquisition, and adjustments to the fair value of inventory for pricing errors and the consideration of future likelihood of sale. The decrease in the fair value of intangible assets relate to a downward revision in the Company’s estimate of future revenue and cash flows. Goodwill recorded in connection with this acquisition is primarily attributable to the synergies expected to arise after the Company’s acquisition of the business and the assembled workforce of the acquired business.

The following table summarizes the net sales and earnings before income taxes of TelWorx that are included in PCTEL’s Consolidated Statement of Operations since the acquisition date, July 9, 2012 through December 31, 2012:

2012
REVENUES	$8,399
LOSS BEFORE INCOME TAXES	($12,987)

TelWorx loss before income taxes includes a $12.5 million impairment of goodwill. See the goodwill section of Note 1 for more information related to the impairment of goodwill.

The following pro forma financial information gives effect to the acquisition of the TelWorx business as if the acquisitions had taken place on January 1, 2011. The pro forma financial information for TelWorx was derived from the unaudited historical accounting records of TelWorx.

	2012	2011
REVENUES	$96,171	$95,467
LOSS BEFORE INCOME TAXES	($14,919)	$809

The Company made a pro forma adjustment to the historical TelWorx earnings before income taxes that reduced total combined earnings by $0.2 million for the year ended December 31, 2012. The adjustment was made to correct revenue and related earnings before income taxes recognized in 2010 that belongs in 2011, and to apply the costs associated with excess and obsolete inventory not used for a year or more at the acquisition date to the appropriate pre-acquisition period, consistent with the policy used by the Company after the acquisition.

The Company made a pro forma adjustment to the historical TelWorx revenue and earnings before income taxes that increased total revenue by $0.5 million and reduced total combined earnings by $0.5 million for the year ended December 31, 2011. The adjustment was made to apply a correction to the inventory pricing at the date of acquisition to the pre-acquisition accounting period in which it arose, and the costs associated with excess and obsolete inventory not used for a year or more at the acquisition date to the appropriate pre-acquisition period, consistent with the policy used by the Company after the acquisition.

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2011, nor is it necessarily indicative of the Company’s future consolidated results of operations or financial position.

Purchase of assets from of Envision Wireless LLC

On October 25, 2011, the Company purchased certain assets from Envision Wireless Inc. (“Envision”), an engineering services business based in Melbourne, Florida. The engineering service business (“NES”) focuses on

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

the radio frequency (“RF”) issues pertaining to in-building coverage and capacity and its target market is relevant to the Company’s antenna and scanning receiver businesses. NES provides value-added analysis of collected data to public cellular carriers, network infrastructure providers, and real estate companies. The key employees of Envision became employees of the Company. Envision revenues were approximately $2.4 million for the year ended December 31, 2010. The revenues and expenses of NES from the date of acquisition are included in the Company’s financial results for the year ended December 31, 2011 and the year ended December 31, 2012. The pro-forma effect on the financial results of the Company as if the acquisition had taken place on January 1, 2010 is not significant.

The Company paid cash consideration of $1.5 million to acquire customer relationships, accounts receivable and fixed assets. The consideration was determined based on the fair value of the intangible assets modeled at the time of the negotiation, which were updated at the time of closing. With the acquisition of assets from Envision, the Company entered into a lease for a 1,624 square foot facility used for sales activities in Melbourne, Florida. The initial term of the lease was for one year, and has now been extended through September 2014. The cash consideration paid in connection with the acquisition was provided from the Company’s existing cash. The acquisition related costs related to this asset purchase were not significant to the Company’s consolidated financial statements.

The intangible assets are being amortized for book purposes. At the date of the acquisition, the weighted average amortization period of the intangible assets acquired was 5.0 years. The Company estimated the fair value (and remaining useful lives) of the assets and liabilities. The intangible assets are deductible for tax purposes.

The following is the allocation of the purchase price for the assets from Envision at the date of the acquisition:

Tangible assets:
Accounts receivable	$300
Fixed assets	129

Total tangible assets	429

Intangible assets:
Customer relationships	500
Trade names	126
Backlog	20
Non-compete	217
Goodwill	161

Total intangible assets	1,024

Total assets	1,453

Accrued liabilities	3

Net assets acquired	$1,450

Acquisition of Sparco Technologies, Inc.

On January 12, 2010, the Company acquired all of the outstanding share capital of Sparco Technologies, Inc. (“Sparco”) pursuant to a Share Purchase Agreement among PCTEL, Sparco, and David R. Dulling, Valerie

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

Dulling, Chris Cooke, and Glenn Buckner, the holders of the outstanding share capital of Sparco. Sparco is a San Antonio, Texas-based Company that specializes in selling value-added wireless local area network (“WLAN”) products and services to the enterprise, education, hospitality, and healthcare markets. Sparco’s product line includes antennas for WLAN, national electrical manufacturer’s association (“NEMA”) enclosures and mounting accessories, site survey tools, and amplifiers. With this acquisition, the Company extended its product offering, channel penetration and technology base in wireless enterprise products. Sparco revenues were approximately $2.8 million for the year ended December 31, 2009. The pro-forma effect on the financial results of the Company as if the acquisition had taken place on January 1, 2010 is not significant.

The Company assumed a lease for a 6,300 square foot facility used for operations and sales activities in San Antonio, Texas that expired in January 2011. The Company integrated Sparco’s manufacturing and distribution operations in its Bloomingdale, Illinois facility in the third quarter 2010 and moved the sales offices to a new location in San Antonio, Texas in January 2011.

The consideration for Sparco was $2.5 million, consisting of $2.4 million in cash consideration and $0.1 million related to the Company’s outstanding receivable balance from Sparco at the date of acquisition. Of the $2.4 million cash consideration, $2.1 million was payable to the Sparco shareholders and $0.3 million was used to discharge outstanding debt liabilities The cash consideration paid in connection with the acquisition was provided from the Company’s existing cash. At December 31, 2011 and 2010, approximately $0.2 million was due to the former Sparco shareholders, consisting of the final payment due related to the purchase price and an amount owed related to the opening cash balance. The $0.2 million due to the former Sparco shareholders was paid in 2012 and was included in accrued liabilities at December 31, 2011. The acquisition related costs for the Sparco purchase were not significant to the Company’s consolidated financial statements.

The consideration was allocated based on fair value: $1.1 million to net tangible liabilities, $3.3 million to customer relationships, $0.3 million to trade names and other intangible assets. The consideration was determined based on the fair value of the intangible assets modeled at the time of the negotiation, which were updated at the time of closing. An immaterial bargain purchase amount resulted from the process of validating the Company’s initial fair value model assumptions with actual performance information from the first quarter of operations. This $54 gain on the bargain purchase of Sparco was recorded in other income, net in the condensed consolidated statements of operations during the year ended December 31, 2010. There was no goodwill recorded with this transaction. The intangible assets are being amortized for book purposes, but are not deductible for tax purposes. At the date of the acquisition, the weighted average amortization period of the intangible assets acquired was 5.3 years. The Company estimated the fair value (and remaining useful lives) of the assets and liabilities.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

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

Purchase of assets from Ascom Network Testing, Inc.

On December 30, 2009, the Company entered into and closed an Asset Purchase Agreement (the “Ascom APA”) with Ascom. Under the terms of the Ascom APA, the Company acquired all of the assets related to Ascom’s scanning receiver business (“WTS scanning receivers”). The WTS scanners receivers business was a small part of Comarco’s WTS segment, a business that Ascom acquired in 2009. The WTS scanning receiver business was integrated with the Company’s scanning receiver operations in Germantown, Maryland and augmented the Company’s scanning receiver product line.

The Company paid $4.3 million in cash at closing and recorded $0.2 million of contingent consideration that was due in two equal installments in December 2010 and 2011, respectively. The cash consideration paid in connection with the acquisition was provided from the Company’s existing cash.

The initial purchase price of $4.5 million for the scanning receiver assets of Ascom was allocated based on fair value: $0.3 million to net tangible assets, $3.8 million to customer relationships, $0.3 million to core technology and trade names, and $0.1 million to other intangible assets. The technology included $0.2 million of

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

in-process R&D related to LTE scanner development. The intangible assets are being amortized for book purposes and are tax deductible. At the date of the acquisition, the weighted average book amortization period of the intangible assets was 5.2 years. The Company estimated the fair value (and remaining useful lives) of the assets and liabilities.

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

5.    Settlement with Wider Networks LLC

On December 9, 2009, the Company settled its intellectual property dispute with Wider. The settlement agreement provided for a purchase of assets in the form of patented technology, trade names and trademarks, and exclusive distribution rights. The settlement gives the Company another interference management product, suitable for certain markets, to distribute alongside CLARIFY®. The $1.2 million settlement amount consisted of cash consideration of $0.8 million paid at the close of the transaction plus additional installments $0.2 million paid in December 2010 and in December 2011.

The fair value of the elements in the settlement agreement was approximately $1.2 million. The $1.2 million fair value of the assets purchased from Wider was allocated: $1.0 million to distribution rights and $0.2 million to core technology and trade names.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

The 2010 revenues resulting from the products related to the Wider trade name and the Wider distribution rights were significantly lower than our revenue projections used in the original accounting valuations. The Company considered these revenue variances as an indication that the carrying value of the long lived intangible assets subject to amortization may not be fully recoverable and may be less than the fair value at December 31, 2010. At December 31, 2010, the Company recorded impairment expense of $0.9 million related to the remaining balance of the distribution rights and trade names. The core technology is being be amortized for book purposes for the remainder of its useful life. The intangible assets are tax deductible. See the long-lived asset section in Note 1 for further discussion of the intangible asset impairment for Wider.

6.    Goodwill and Other Intangible Assets

Goodwill

In October 2011, the Company recorded goodwill of $0.2 million related to the acquisition of assets from Envision and in July 2012, the Company recorded goodwill of $12.5 million related to the acquisition of assets related to the TelWorx business.

The Company evaluated its goodwill in the fourth quarter 2012 as part of its annual evaluation for goodwill impairment. The Company impaired $12.5 million of goodwill related to its TelWorx acquisition. See Note 1 for additional information related to the goodwill impairment.

The following is a roll forward of goodwill from January 1, 2011 through December 31, 2012:

Amount
Balance at January 1, 2011	$0
Goodwill acquired — October 2011 (Envision)	161

Balance at December 31, 2011	161

Goodwill acquired — July 2012 (TelWorx)	12,550
Goodwill impairment (TelWorx)	(12,550)

Balance at December 31, 2012	$161

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. Amortization expense was approximately $3.2 million, $2.8 million, and $2.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

The summary of other intangible assets, net as of December 31 for the years ended 2012 and 2011 is as follows:

	December 31, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships	$17,381	$12,463	$4,918	$17,263	$10,554	$6,709
Patents and technology	7,878	7,378	500	7,408	6,223	1,185
Trademarks and trade names	3,988	2,575	1,413	2,729	2,361	368
Other	3,301	3,128	173	3,254	2,184	1,070

	$32,548	$25,544	$7,004	$30,654	$21,322	$9,332

The decrease of $2.3 million in the net book value for intangible assets consists of the addition of $1.9 million of intangible assets acquired from TelWorx in July 2012, net of impairment charges of $1.0 million for PCTEL Secure and amortization expense of $3.2 million recorded for the year ended December 31, 2012. See Note 3 for information on the impairment expense for PCTEL Secure.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	4 to 6 years	5.1
Patents and technology	1 to 6 years	5.2
Trademarks and trade names	3 to 8 years	7.4
Other	1 to 6 years	5.6

The Company’s scheduled amortization expense over the next five years is as follows:

Fiscal Year	Amount
2013	$2,400
2014	$1,967
2015	$1,737
2016	$468
2017	$288
Thereafter	$144

7.    Restructuring

The Company incurred restructuring expenses of $0.2 million, $0.1 million, and $0.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. There was a restructuring liability of $1 and $0 at December 31, 2012 and 2011, respectively. The restructuring liability is included in accrued liabilities in the consolidated balance sheets.

2012 Restructuring

The 2012 restructuring expense relates to reduction in headcount in the Company’s Bloomingdale facility. During 2012, we eliminated twelve positions in our manufacturing organization. The restructuring expense of $0.2 million consisted of severance and payroll related benefits. The Company paid $0.2 million for severance and payroll benefits during the year ended December 31, 2012.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

2011 Restructuring

During the third quarter 2011, the Company reduced the headcount of its Germantown, Maryland engineering organization due to the completion of several projects for scanning receivers. The Company incurred $0.1 million of severance and related payroll benefits costs for the elimination of six positions. During the year ended December 31, 2011, the Company paid $0.1 million for its 2011 restructuring liabilities and $0.3 million for its 2010 restructuring liabilities.

2010 Restructuring

During 2010, the Company incurred restructuring expense of $0.8 million for its functional organization restructuring plan that was announced in the second quarter 2010 and $0.1 million for the shutdown of Sparco operations that was completed in the third quarter 2010. The Company paid $0.6 million of its 2010 restructuring liabilities during the year ended December 31, 2010. The restructuring for the functional reorganization consisted of the elimination of twelve positions. The restructuring expense consisted of severance, payroll related benefits and placement services. During the third quarter 2010, the Company shut down its Sparco manufacturing and distribution operations in San Antonio, Texas and integrated these activities in its facility in Bloomingdale, Illinois. The restructuring plan consisted of the elimination of five positions. The Company incurred restructuring expense of $0.1 million in the year ended December 31, 2010 for severance, payroll benefits, and relocation costs. The Company moved the Sparco sales employees to a new leased facility in January 2011.

The following tables summarize the Company’s restructuring activity during 2012 and 2011 and the status of the reserves at the respective year ends:

	Accrual Balance at December 31, 2010	Restructuring Expense	Cash Payments	Accrual Balance at December 31, 2011	Restructuring Expense	Cash Payments	Accrual Balance at December 31, 2012
2012 Restructuring Plans
Bloomingdale manufacturing	$0	$0	$0	$0	$157	($156)	$1
2011 Restructuring Plans
Engineering department reorganization	0	117	(117)	0	0	0	0
2010 Restructuring Plans
Functional reorganization	324	0	(324)	0	0	0	0

	$324	$117	($441)	$0	$157	($156)	$1

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

The following table summarizes the restructuring charges recorded for the plans mentioned above:

	Years Ended December 31,
	2012	2011	2010
Severance and employment related costs	$157	$117	$874
Relocation costs	0	0	57

	$157	$117	$931

8.    Income Taxes

The Company recorded an income tax benefit of $5.3 million for the year ended December 31, 2012, income tax expense of $0.2 million for the year ended December 31, 2011 and an income tax benefit of $1.9 million for the year ended December 31, 2010

The effective tax rate differed from the statutory Federal rate of 34% during 2012 primarily because of state taxes and the noncontrolling interest of PCTEL Secure. The effective tax rate differed from the statutory Federal rate of 34% during 2011 primarily because of the noncontrolling interest of PCTEL Secure. In addition, the Company recorded income tax benefits related to state rate changes on its deferred tax assets and the release of its valuation allowance on its deferred tax assets subject to Chinese income taxes. The effective tax rate was approximately equal to the Federal statutory rate of 35% during 2010. During 2012 the Company wrote-off $43, of deferred tax assets to additional paid in capital related to vested stock options that were forfeited.

A reconciliation of the benefit for income taxes at the federal statutory rate compared to the benefit at the effective tax rate is as follows:

	Years Ended December 31
	2012	2011	2010
Statutory federal income tax rate	34%	34%	35%
State income tax, net of federal benefit	5%	62%	2%
Effect on noncontrolling interest	-2%	375%	0%
Release of valuation allowance	0%	-76%	0%
Foreign income taxed at different rates	0%	-41%	-2%
Research and development credits	0%	-83%	2%
Return to provision adjustments	0%	-38%	-1%
Effective rate change to deferred tax assets	0%	-55%	-1%
Tax effect of permanent differences	-1%	28%	0%

	36%	206%	35%

The statutory rate was 35% in 2010 because the Company carried back income to 2008, a year the Company paid tax at 35% marginal tax rate. The effective tax rate in 2011 is not meaningful because the small amount of pre-tax income causes the reconciling items described above to disproportionately impact the effective tax rate compared to what would normally be expected.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

The domestic and foreign components of the loss before provision (benefit) for income taxes were as follows:

	Years Ended December 31,
	2012	2011	2010
Domestic	($14,915)	($175)	($5,109)
Foreign	367	280	(222)

	($14,548)	$105	($5,331)

The (benefit) expense for income taxes consisted of the following:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	17	($49)	($1,382)
State	16	(19)	13
Foreign	142	47	27

	175	(21)	(1,342)
Deferred:
Federal	(4,685)	286	(540)
State	(697)	40	7
Foreign	(43)	(89)	—

	(5,425)	237	(533)

Total	($5,250)	$216	($1,875)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

The net deferred tax accounts consist of the following:

	December 31,
	2012	2011
Deferred Tax Assets:
Amortization	$11,580	$6,440
Stock compensation	1,713	1,834
Federal, foreign, and state credits	799	790
Inventory reserves	966	403
Deferred compensation	611	470
Accrued vacation	375	329
Net operating loss carryforwards	1,148	442
Other	251	265

Gross deferred tax assets	17,443	10,973
Valuation allowance	(662)	(643)

Net deferred tax asset	16,781	10,330
Deferred Tax liabilities:
Depreciation	(1,263)	(603)

Net Deferred Tax Assets	$15,518	$9,727

The classification of deferred tax amounts on the balance sheet is as follows:

	December 31,
	2012	2011
Current:
Deferred tax assets	$1,484	$896
Deferred tax liabilities	—	—

Current deferred tax assets	1,484	896
Non-current:
Deferred tax assets	15,297	9,434
Deferred tax liabilities	(1,263)	(603)

Non-current deferred tax assets, net	14,034	8,831

Net Deferred Tax Assets	$15,518	$9,727

Deferred Tax Valuation Allowance

At December 31, 2012, the Company has $15.5 million of net deferred tax assets, including domestic net deferred tax assets of $15.4 million and foreign net deferred tax assets of $0.1 million. The Company has a valuation allowance of $0.7 million at December 31, 2012. At December 31, 2011, the Company had $9.7 million of net deferred tax assets, with a valuation allowance of $0.6 million. The net deferred tax assets at December 31, 2012 and 2011, respectively, are primarily related to intangible assets acquired under purchase accounting which are amortized for tax purposes over 15 years, but for shorter periods under generally accepted accounting principles. The valuation allowance at December 31, 2012 and 2011, respectively, relates to credits and state operating losses that the Company does not expect to realize because they correspond to tax jurisdictions where the Company no longer has significant operations.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company has incurred a cumulative loss exclusive of reversing temporary differences over the three years ended December 31, 2012 of ($17.9) million. However that period contains ($17.5) million of losses in the form of goodwill and intangible asset impairments, ERP implementation costs, and initial investment in its PCTEL Secure segment that the Company believes are discrete to the period and will not be incurred on a recurring basis going forward.

The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets. The future income required to realize the $15.5 million of net deferred tax assets over that period is $42.0 million. The result is that $1.5 million a year on average ($42.0 million/27.5 years) of income is required over the next 27.5 years to realize the net deferred tax assets.

In the Company’s judgment, an average of $1.5 million per year of income over an extended 27.5 year period represents a threshold that is unlikely to require extraordinary or unusual one-time events or actions on the Company’s part to meet. The Company’s estimate of future income over the recovery period is sufficient to realize the deferred tax assets.

Based on the evaluation of these factors taken as a whole, the Company believes that the positive evidence in the form of (i) a 27.5 year future recovery period, (ii) a modest average future annual income requirement of $1.5 million is unlikely to require extraordinary or unusual one-time events or actions on the Company’s part to meet, and (iii) its estimate of future income, outweigh the negative evidence of a cumulative taxable loss from operations exclusive of reversing temporary differences over the last three years. Therefore, the Company believes that the net deferred tax asset exclusive of the credits and state net operating losses is more likely than not to be realized.

Accounting for Uncertainty for Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits at December 31, 2012 and 2011 respectively is as follows:

	December 31,
	2012	2011
Beginning of period	$1,246	$1,173
Addition related to tax positions in current year	157	73

End of period	$1,403	$1,246

Included in the balance of total unrecognized tax benefits at December 31, 2012, are potential benefits of $1.4 million that if recognized, would affect the effective rate on income before taxes. The Company does not expect any of the potential benefits will be settled within the next twelve months. The Company is unaware of any positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

The Company recognizes all interest and penalties, including those relating to unrecognized tax benefits as income tax expense. The Company’s income tax expense related to interest includes $16, 1, and $25, for the years ended December 31, 2012, 2011 and 2010, respectively for unrecognized tax benefits. At December 31, 2012 and 2011, respectively, the Company had interest payable of $63 and $47 related to unrecognized tax benefits.

Audits

The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company’s U.S. federal tax returns remain subject to examination for 2008 and subsequent periods. The Company’s state tax returns remain subject to examination for 2008 and subsequent periods.

Summary of Carryforwards

At December 31, 2012, the Company has a federal net operating loss carry forward of $3.5 million that expires in 2032, state net operating loss carry forwards of $6.5 million that expire between 2024 and 2032. The Company has $1.0 million of net operating losses related to stock-based compensation tax deductions in excess of book compensation expense (APIC NOLs) that will be credited to additional paid in capital when such deductions reduce taxes payable as determined on a “with-and-without” basis. Additionally, the Company has $1.5 million of state research credits with no expiration.

Investment in Foreign Operations

The Company has not provided deferred U.S. income taxes and foreign withholding taxes on approximately $0.7 million of undistributed cumulative earnings of foreign subsidiaries because the Company considers such earnings to be permanently reinvested in those operations. Upon repatriation of these earnings, the Company would be subject to U.S. income tax, net of available foreign tax credits. The Company does not believe that the net tax effect of repatriation of foreign earnings is significant.

The Company’s subsidiary in Tianjin, China had a full tax holiday through 2008, and a partial tax holiday through 2011. The impact of the tax holiday was not material to the income tax provision (benefit) for the years ended December 31, 2011 and 2010, respectively.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

9.    Commitments and Contingencies

Leases

The Company has operating leases for facilities through 2020 and office equipment through 2014. The future minimum rental payments under these leases at December 31, 2012, are as follows:

Year	Amount
2013	897
2014	785
2015	785
2016	751
2017	601
Thereafter	1,047

Future minimum lease payments	$4,866

The rent expense under leases was approximately $0.9 million, $0.7 million, and $0.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company has capital leases for office equipment 2014. The office equipment had a cost of $3, accumulated depreciation of $1, and a net book value of $2 as of December 31, 2012.

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount
2013	$3
2014	3

Total minimum payments required:	6
Less amount representing interest:	0

Present value of net minimum lease payments:	$6

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The Company’s allowance for sales returns was $0.1 million and $0.2 million at December 31, 2012 and December 31, 2011, respectively, and is included within accounts receivable on the consolidated balance sheet.

The Company offers repair and replacement warranties of primarily two years for antenna products and one year for scanners and receivers. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million and $0.2 million at December 31, 2012 and 2011, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

	Year Ended December 31,
	2012	2011
Beginning balance	$249	$257
Provisions for warranty	85	518
Consumption of reserves	(64)	(526)

Ending balance	$270	$249

Legal Proceedings

TelWorx acquisition

As further described under Note 17, following the closing of the Telworx acquisition, the Company became aware of accounting irregularities with respect to the acquired Telworx business and the Company self-reported to the SEC. Since its self-report, the SEC has notified the Company that the SEC has commenced a formal investigation into the TelWorx matters. The Company has been cooperating fully with the SEC.

10.    Shareholders’ Equity

Common Stock

The activity related to common shares outstanding for the years ended December 31, 2012, 2011, and 2010 as follows:

	2012	2011	2010
Beginning of year	18,219	18,286	18,494
Issuance of common stock on exercise of stock options	5	5	1
Issuance of restricted common stock and performance shares, net of cancellations	348	328	647
Issuance of common stock from purchase of Employee Stock Purchase Plan shares	104	107	94
Issuance of common stock for stock bonuses, net of shares for tax	0	48	10
Cancellation of stock for withholding tax for vested shares	(161)	(150)	(156)
Common stock buyback	0	(405)	(804)

End of Year	18,515	18,219	18,286

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock in one or more series, each with a par value of $0.001 per share. As of December 31, 2012 and 2011, no shares of preferred stock were issued or outstanding.

11.    Stock-Based Compensation

The consolidated statements of operations include $3.0 million, $3.2 million, and $4.6 million of stock compensation expense for the years ended December 31, 2012, 2011, and 2010, respectively. Stock compensation expense for the year ended December 31, 2012 consists of $2.7 million for restricted stock and

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

restricted stock unit awards, and $0.3 million for stock option and stock purchase plan expenses. Stock compensation expense for the year ended December 31, 2011 consists of $2.7 million for restricted stock and restricted stock unit awards, $0.3 million for performance share awards, and $0.2 million for stock option and stock purchase plan expenses. Stock compensation expense for the year ended December 31, 2010 consists of $3.4 million for restricted stock and restricted stock unit awards, $0.4 million for performance share awards, $0.2 million for stock option and stock purchase plan expenses, and $0.6 million for stock bonuses. The Company did not capitalize any stock compensation expense during the years ended December 31, 2012, 2011, and 2010.

The stock-based compensation is reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
	2012	2011	2010
Cost of revenues	$378	$293	$415
Research and development	591	579	674
Sales and marketing	544	647	975
General and administrative	1,479	1,724	2,546

Total	$2,992	$3,243	$4,610

The stock-based compensation expense by type is as follows:

	Years Ended December 31,
	2012	2011	2010
Service-based awards	$2,732	$2,717	$3,395
Performance-based awards	0	273	424
Stock option and employee purchase plans	260	236	215
Stock bonuses for short-term incentive plan	0	17	576

	$2,992	$3,243	$4,610

Restricted Stock — Serviced Based

The Company grants restricted shares as employee incentives as permitted under the Company’s 1997 Stock Plan, as amended and restated (“1997 Stock Plan”). In connection with the grant of service-based restricted stock to employees, the Company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. The Company records stock compensation expense ratably over the vesting period of the applicable service-based restricted shares. These grants vest over various periods, but typically vest over four years. During the years ended December 31, 2012, 2011, and 2010, the Company annually awarded service-based restricted stock to eligible employees.

During the year ended December 31, 2012, the Company issued 229,950 shares of service-based restricted stock with a grant date fair value of $1.6 million and recorded cancellations of 76,006 shares with a grant date fair value of $0.5 million. During the year ended December 31, 2011, the Company issued 204,960 shares of service-based restricted stock with a grant date fair value of $1.3 million and recorded cancellations of 53,975 shares with a grant date fair value of $0.3 million. During the year ended December 31, 2010, the Company issued 743,250 shares of service-based restricted stock with a grant date fair value of $4.6 million and recorded cancellations of 164,600 shares with a grant date fair value of $0.9 million.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

During 2012, 474,705 service-based restricted shares vested with a grant date fair value of $2.8 million and intrinsic value of $3.6 million. During 2011, 405,946 service-based restricted shares vested with a grant date fair value of $2.6 million and intrinsic value of $2.9 million. During 2010, 450,765 service-based restricted shares vested with a grant date fair value of $3.2 million and intrinsic value of $2.5 million.

As of December 31, 2012, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock was approximately $3.0 million, net of estimated forfeitures to be recognized through 2016 over a weighted average period of 1.8 years.

The following table summarizes service-based restricted stock activity for the years ended December 31:

	2012	2011	2010
Shares
Unvested Restricted Stock Awards — beginning of year	1,122,296	1,274,316	1,146,431
Shares awarded	229,950	204,960	743,250
Performance share units converted to restricted stock awards	139,150	102,941	0
Shares vested	(474,705)	(405,946)	(450,765)
Shares cancelled	(76,006)	(53,975)	(164,600)

Unvested Restricted Stock Awards — end of year	940,685	1,122,296	1,274,316

Weighted Average Fair Value
Unvested Restricted Stock Awards — beginning of year	$5.90	$5.93	$6.14
Shares awarded	7.04	6.45	6.19
Performance share units converted to restricted stock awards	6.47	6.21	—
Shares vested	5.88	6.37	7.00
Shares cancelled	6.25	5.80	5.64

Unvested Restricted Stock Awards — end of year	$6.24	$5.90	$5.93

Stock Options

The Company grants stock options to purchase common stock. The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date. Employee options contain gradual vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. The Board of Directors options vest on the first anniversary of date of grant. Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. Historically, the Company has granted stock options with a ten year life. Beginning with options granted in July 2010, the Company grants stock options with a seven year life. During 2011 and 2010, the Company awarded stock options to eligible new employees for incentive purposes.

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

For the Year Ended: December 31, 2012

value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the employee stock options.

During the year ended December 31, 2012, the Company issued 76,300 options with a weighted average grant date fair value of $2.52. The Company received proceeds of $33 from the exercise of 5,000 options. The intrinsic value of these options exercised was $4. During the year ended December 31, 2011, the Company issued 8,700 options with a weighted average grant date fair value of $2.85. The Company received proceeds of $34 from the exercise of 5,125 options. The intrinsic value of these options exercised was $2. During the year ended December 31, 2011, the Company recorded $54 to additional paid in capital related to vested stock options that were cancelled or expired. During the year ended December 31, 2010, the Company issued 24,500 options with a weighted average grant date fair value of $2.66. The Company received proceeds of $5 from the exercise of 781 options. The intrinsic value of these options exercised was $1.

The range of exercise prices for options outstanding and exercisable at December 31, 2012 was $5.50 to $11.84. The following table summarizes information about stock options outstanding under all stock option plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.50 — $ 6.86	136,456	4.52	$6.50	88,166	$6.63
6.87 — 7.84	115,136	1.74	7.46	101,740	7.51
7.85 — 8.62	156,597	2.21	8.30	156,597	8.30
8.63 — 9.09	154,000	2.74	8.97	154,000	8.97
9.11 — 9.12	14,627	3.09	9.12	14,627	9.12
9.16 — 9.16	132,000	3.58	9.16	132,000	9.16
9.19 — 10.25	121,780	3.20	9.70	121,780	9.70
10.46 — 11.01	117,960	2.22	10.76	117,960	10.76
11.38 — 11.68	103,550	0.98	11.42	103,550	11.42
11.84 — 11.84	47,000	1.12	11.84	47,000	11.84

$ 5.50 — $11.84	1,099,106	2.65	$9.06	1,037,420	$9.22

The weighted average contractual life and intrinsic value at December 31, 2012 was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	2.79	$98
Options Exercisable	2.57	$51

The intrinsic value is based on the share price of $7.20 at December 31, 2012.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

A summary of the Company’s stock option activity and shares available under all of the Company’s stock plans as of December 31:

	2012		2011		2010
	Shares Available	Options Outstanding	Shares Available	Options Outstanding	Shares Available	Options Outstanding
Beginning of Year	2,874,309	1,411,581	3,879,525	1,596,713	2,181,596	2,260,853
Shares authorized (deauthorized)	(197,008)	0	(715,958)	0	1,692,991	0
Options granted	(76,300)	76,300	(8,700)	8,700	(24,500)	24,500
Restricted stock awards	(369,100)	0	(307,901)	0	(743,250)	0
Restricted stock units awarded	(5,000)	0	(4,400)	0	(6,000)	0
Restricted shares cancelled	76,006	0	53,975	0	164,600	0
Bonus and Director shares awarded	(21,602)	0	(84,616)	0	(39,830)	0
Director shares deferred	(25,003)	0	(28,786)	0	(16,099)	0
Performance share units awarded	(4,836)	0	(30,037)	0	(10,342)	0
Options exercised	0	(5,000)	0	(5,125)	0	(781)
Options forfeited	25,992	(25,992)	9,027	(9,027)	677,187	(677,187)
Options cancelled/expired	357,783	(357,783)	179,680	(179,680)	10,672	(10,672)
Shares expired	(109,354)	0	(67,500)	0	(7,500)	0

End of Year	2,525,887	1,099,106	2,874,309	1,411,581	3,879,525	1,596,713

Exercisable		1,037,420		1,390,265		1,552,213

Weighted average exercise price:
Outstanding at Beginning of Year		$9.02		$9.04		$9.80
Options granted		6.39		6.90		6.13
Options exercised		6.58		6.72		6.16
Options forfeited		6.30		9.34		11.46
Options cancelled/expired		8.57		6.29		8.70

Outstanding at End of Year		$9.06		$9.02		$9.04

Exercisable at End of Year		$9.22		$9.05		$9.10

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2012	2011	2010
Dividend yield	1.7%	1.7%	None
Risk-free interest rate	0.3%	0.5%	0.6%
Expected volatility	52%	52%	50%
Expected life (in years)	5.5	4.9	5.1

The Company issued its first quarterly dividend in November 2011. The dividend yield rate was calculated by dividing the Company’s annual dividend by the closing price on the grant date. The Company used a dividend yield of “None” in the valuation model for stock options for 2010. The risk-free interest rate was based on the U.S. Treasury yields with remaining term that approximates the expected life of the options granted. The Company calculates the volatility based on a five-year historical period of the Company’s stock price. The Company incorporates a forfeiture rate based on historical data in the expense calculation. The expected life used for options granted is based on historical data of employee exercise performance.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

As of December 31, 2012, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $140, net of estimated forfeitures to be recognized through 2016 over a weighted average period of 1.5 years.

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

During the year ended December 31, 2012, the Company granted 169,650 performance units with a grant date fair value of $1.2 million and cancelled 11,320 performance units with a grant date fair value of $79. Because the targets related to the 2012 performance units were not met, the Company did not record any expense related to these awards during the year ended December 31, 2012. The 147,250 performance units outstanding at December 31, 2012 were cancelled in March 2013.

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

During the year ended December 31, 2012, 4,836 performance units vested with a grant date fair value of $33 and intrinsic value of $36, and 139,150 performance units were converted to time-based restricted stock awards. During the year ended December 31, 2011, 30,037 performance units vested with a grant date fair value of $0.3 million and intrinsic value of $0.2 million, and 102,941 performance units were converted to time-based restricted stock awards. No performance units vested during 2010.

The following summarizes the performance unit activity during the years ended December 31:

	2012	2011	2010
Unvested Performance Units
Beginning of Year	132,906	161,276	86,002
Units awarded	169,650	139,691	100,000
Units vested	(4,836)	(30,037)	0
Performance share units converted to restricted stock awards	(139,150)	(102,941)	0
Units cancelled	(11,320)	(35,083)	(24,726)

End of Year	147,250	132,906	161,276

Weighted Average Fair Value
Beginning of year	$6.48	$7.79	$9.65
Units awarded	7.00	6.45	6.22
Units vested	6.75	9.67	—
Performance share units converted to restricted stock awards	6.47	6.21	—
Units cancelled	7.01	10.42	7.86

End of year	$7.04	$6.48	$7.79

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

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

The Company issued 5,000 service-based restricted stock units with a fair value of $35 to employees during the year ended December 31, 2012. The Company issued 4,400 service-based restricted stock units with a fair value of $28 to employees during the year ended December 31, 2011. During the year ended December 31, 2010, the Company granted 6,000 service-based restricted stock units with a grant date fair value of $37.

During the year ended December 31, 2012, 3,225 service-based restricted stock units vested with a grant date fair value of $20 and intrinsic value of $24. During the year ended December 31, 2011, 2,125 service-based restricted stock units vested with a grant date fair value of $13 and intrinsic value of $15. During the year ended December 31, 2010, 625 service-based restricted stock units vested with a grant date fair value of $4 and intrinsic value of $4. The Company recorded stock compensation expense of $27, $19, and $11 for restricted stock units in the years ended December 31, 2012, 2011, and 2010, respectively.

The following summarizes the service-based restricted stock unit activity during the year ended December 31:

	2012	2011	2010
Unvested Restricted Stock Units
Beginning of Year	10,150	7,875	2,500
Units awarded	5,000	4,400	6,000
Units vested	(3,225)	(2,125)	(625)

End of Year	11,925	10,150	7,875

Weighted Average Fair Value
Beginning of year	$6.28	$6.13	$5.86
Units awarded	7.04	6.47	6.22
Units vested	6.24	6.11	5.86

End of year	$6.61	$6.28	$6.13

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees can purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is six months. The ESPP stock plan terminates in 2018. During the years ended December 31, 2012, 2011, and 2010, respectively 104,073, 106,721, and 93,656 shares were issued under the ESPP. As of December 31, 2012, the Company had 234,339 shares remaining that can be issued under the Purchase Plan.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

The following summarizes the Purchase Plan activity during the years ended December 31:

	2012	2011	2010
Shares
Outstanding, beginning of year	0	0	0
Granted	104,073	106,721	93,656
Vested	(104,073)	(106,721)	(93,656)

Outstanding, end of year	0	0	0

Weighted Average Fair Value at Grant Date
Outstanding, beginning of year	$—	$—	$—
Granted	1.89	1.99	1.69
Vested	1.89	1.99	1.69

Outstanding, end of year	$—	$—	$—

Based on the 15% discount and the fair value of the option feature of this plan, this plan is considered compensatory. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The Company recognized compensation expense of $0.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. The weighted average estimated fair value of purchase rights under the ESPP was $1.89, $1.99, and $1.69 for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Employee Stock Purchase Plan
	2012	2011	2010
Dividend yield	1.7%	1.7%	None
Risk-free interest rate	0.2%	0.2%	0.4%
Expected volatility	52%	52%	49%
Expected life (in years)	0.5	0.5	0.5

The Company issued its first quarterly dividend in November 2011. The dividend yield rate was calculated by dividing the Company’s annual dividend by the closing price on the grant date. The Company used a dividend yield of “None” in the valuation model for stock options for 2010. The risk-free interest rate was based on the U.S. Treasury yields with remaining term that approximates the expected life of the options granted. The dividend yield rate is calculated by dividing the Company’s annual dividend by the closing price on the grant date. The Company calculates the volatility based on a five-year historical period of the Company’s stock price. The expected life used is based on the offering period.

Short Term Bonus Incentive Plan

All bonuses under the Company’s Short Term Incentive Plan (“STIP”) were paid in cash for the bonuses earned in 2011 and 2012. Bonuses earned under the Company’s 2010 STIP) were paid 50% in cash and 50% in the Company’s common stock to executives, and 100% in cash to non-executives. The shares earned under the plan were issued in the first quarter following the end of each fiscal year. In March 2011, the Company issued 48,345 shares, net of shares withheld for payment of withholding tax under the 2010 STIP.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

Board of Director Equity Awards

The Board of Directors receives their annual equity award in the form of shares of the Company’s stock or in shares of vested restricted stock units. During the year ended December 31, 2012, the Company issued 21,602 shares of the Company’s stock with a fair value of $132 and issued 24,820 restricted stock units with fair value of $152 that vested immediately to the Directors. During the year ended December 31, 2011, the Company issued 12,958 shares of the Company’s stock with a fair value of $85 and issued 28,508 restricted stock units with fair value of $187 that vested immediately to the Directors. During the year ended December 31, 2010, the Company issued 27,971 shares of the Company’s stock with a fair value of $172 and issued 16,099 restricted stock units with fair value of $99 that vested immediately to the Directors.

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority. During the years ended December 31, 2012, 2011, and 2010, the Company paid $1.2 million, $1.3 million, and $0.9 million for withholding taxes related to stock awards.

Stock Plans

Common Stock Reserved for Future Issuance

At December 31, 2012 the Company had 4,419,304 shares of common stock that could potentially be issued under various stock-based compensation plans described in this footnote. A summary of the reserved shares of common stock for future issuance are as follows:

	December 31,
	2012	2011
1997 Stock Plan	3,445,254	3,950,016
2001 Stock Plan	179,739	202,968
Employee Stock Purchase Plan	234,339	338,412

Total shares reserved	3,859,332	4,491,396

These amounts include the shares available for grant and the options outstanding.

1997 Stock Plan

The Board of Directors may grant to employees, directors and consultants options to purchase the common stock and/or stock purchase rights at terms and prices determined by the Board. In August 1999, the Board of Directors and the stockholders approved an amendment and restatement of the 1997 Stock Plan that increased the number of authorized shares of the common stock the Company may issue under the 1997 Stock Plan to 5,500,000. The plan allowed further annual increases in the number of shares authorized to be issued under the 1997 Stock Plan by an amount equal to the lesser of (i) 700,000 shares, (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. Effective at the annual shareholders meeting on June 5, 2006, the shareholders approved an amended and restated 1997 Plan (“New 1997 Plan”) that expires in 2016. The existing shares available for issuance and options outstanding were transferred from the 1997 Plan

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

to the New 1997 Plan. The New 1997 Plan provides for the issuance of 2,300,000 shares plus any shares which have been reserved under the 1998 Directors Option Plan (“Directors Plan”) and any shares returned to the Directors Plan. In connection with the approval of the New 1997 Plan, an additional 716,711 shares were authorized. On June 15, 2010, the Company’s stockholders approved the amendment and restatement of the 1997 Stock Plan to, among other things increase the number of shares of common stock authorized for issuance under the 1997 Stock Plan. The Company registered an additional 1,700,000 shares of its common stock under a Registration Statement on Form S-8 filed with the SEC with an effective date of July 20, 2010. Under the amended plan, each restricted share award consumes 1.78 of shares available and each stock option award consumes 1.0 share available. As of December 31, 2012, options to acquire 919,367 shares were outstanding and a total of 2,525,887 shares remain available for future grants.

2001 Non-Statutory Stock Option Plan

In August 2001, the Board of Directors adopted and approved the 2001 Non-statutory Stock Option Plan (“2001 Plan”). Options granted under the 2001 Plan were exercisable at any time within ten years from the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. As of June 15, 2010 the stockholders approved certain changes to the 1997 Stock Plan that included the following: (i) there would be no additional grants from the 2001 Stock Plan; and (ii) any shares returned (or that would have otherwise returned) to the 2001 Plan, would be added to the shares of common stock authorized for issuance under the 1997 Stock Plan. The 2001 Plan terminated in August 2011 and options to acquire 179,739 shares were outstanding at December 31, 2012.

Executive Plan

In 2001, in connection with the hiring and appointment of two executive officers of the Company, the Company granted an aggregate amount of 300,000 options at $8.00 per share outside of any stock option plan, pursuant to individual stock option agreements. In 2011, the remaining 45,000 shares expired and the plan was terminated.

12.    Stock Repurchases

All share repurchase programs are authorized by the Company’s Board of Directors and are announced publicly. During the year ended December 31, 2012, no shares were repurchased of the Company’s common stock. On March 18, 2013, the Company’s Board of Directors approved a share repurchase program of $5.0 million.

The following table is a summary of the share repurchases by year for the fiscal years ended December 31, 2011 and 2010:

Fiscal Year	Shares	Amount
2010	804,486	$4,933
2011	405,628	$2,559

13.    Segment, Customer and Geographic Information

The Company operates in two segments for reporting purposes. Beginning with the formation of PCTEL Secure in January 2011, the Company reports the financial results of PCTEL Secure as a separate operating segment. Because PCTEL Secure was a joint venture, the Company makes decisions regarding allocation of resources separate from the rest of the Company. The Company’s CODM uses the profit and loss results and the assets in deciding how to allocate resources and assess performance between the segments.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

The following represents the segment information for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
	PCTEL	PCTEL Secure	Consolidating	Total
REVENUES	$88,849	$0	$0	$88,849
COST OF REVENUES	53,029	0	0	53,029

GROSS PROFIT	35,820	0	0	35,820

OPERATING EXPENSES:
Research and development	9,291	1,933	0	11,224
Sales and marketing	11,343	14	0	11,357
General and administrative	10,982	18	0	11,000
Amortization of intangible assets	2,358	812	0	3,170
Restructuring charges	157	0	0	157
Impairment of goodwill and other intangible assets	12,550	1,051	0	13,601

Total operating expenses	46,681	3,828	0	50,509

OPERATING INCOME (LOSS)	(10,861)	(3,828)	0	(14,689)
Other income, net	141	0	0	141

INCOME (LOSS) BEFORE INCOME TAXES	(10,720)	(3,828)	0	(14,548)
Expense (benefit) for income taxes	0	0	(5,250)	(5,250)

NET INCOME (LOSS)	(10,720)	(3,828)	5,250	(9,298)
Less: Net loss attributable to noncontrolling interests	0	0	(687)	(687)

NET INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	($10,720)	($3,828)	$5,937	($8,611)

	Balance at December 31, 2012
	PCTEL	PCTEL Secure	Consolidating	Total
TOTAL ASSETS	$128,552	$18	0	$128,570

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

	Year Ended December 31, 2011
	PCTEL	PCTEL Secure	Consolidating	Total
REVENUES	$76,844	$0	$0	$76,844
COST OF REVENUES	40,982	0	0	40,982

GROSS PROFIT	35,862	0	0	35,862

OPERATING EXPENSES:
Research and development	10,286	1,626	0	11,912
Sales and marketing	10,359	133	0	10,492
General and administrative	10,733	66	0	10,799
Amortization of intangible assets	2,258	537	0	2,795
Restructuring charges	117	0	0	117

Total operating expenses	33,753	2,362	0	36,115

OPERATING INCOME (LOSS)	2,109	(2,362)	0	(253)
Other income, net	358	0	0	358

INCOME (LOSS) BEFORE INCOME TAXES	2,467	(2,362)	0	105
Expense (benefit) for income taxes	0	0	216	216

NET INCOME (LOSS)	2,467	(2,362)	(216)	(111)
Less: Net loss attributable to noncontrolling interests	0	0	(1,158)	(1,158)

NET INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	$2,467	($2,362)	$942	$1,047

	Balance at December 31, 2011
	PCTEL	PCTEL Secure	Consolidating	Total
TOTAL ASSETS	$130,457	$3,007	0	$133,464

The Company’s revenue to customers outside of the United States, as a percent of total revenues, is as follows:

	Years Ended December 31,
Region	2012	2011	2010
Europe, Middle East, & Africa	13%	20%	24%
Asia Pacific	10%	11%	11%
Other Americas	7%	8%	9%

Total Foreign sales	30%	39%	44%

Total Domestic sales	70%	61%	56%

	100%	100%	100%

There were no customers that accounted for 10% or greater of revenues during the years ended December 31, 2012 and December 31, 2011. One customer accounted for 10% of the Company’s total revenues during the year ended December 31, 2010.

At December 31, 2012 and 2011, no customer accounts receivable balance represented greater 10% or greater of gross receivable.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

The long-lived assets by geographic region as of December 31, 2012, 2011 and 2010 are as follows:

	December 31,
	2012	2011	2010
United States	$36,732	$36,659	$39,238
All Other	880	751	668

	$37,612	$37,410	$39,906

14.    Benefit Plans

401(k) Plan

The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the first month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The Company may make discretionary contributions to the 401(k) plan. The Company recorded expense for employer contributions to the 401(k) plan of $0.6 million, $0.6 million and $0.5 million in the years ended December 31, 2012, 2011 and 2010 respectively.

Foreign Employee Benefit Plans

The Company contributes to various defined contribution retirement plans for foreign employees. The Company made contributions to these plans of $213, $156, and $103 for the years ended December 31, 2012, 2011, and 2010 respectively.

Executive Deferred Compensation Plan

The Company provides an Executive Deferred Compensation Plan (“EDCP”) for executive officers, senior managers and directors. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses. In addition, the Company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the Company’s executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. At December 31, 2012 and 2011, the deferred compensation obligation was $1.7 million and $1.3 million, respectively, included in long-term liabilities in the consolidated balance sheets. The Company funds the obligation related to the EDCP with corporate-owned life insurance policies. At December 31, 2012 and 2011, the cash surrender value of such policies was $1.6 million and $1.2 million, respectively, included in other noncurrent assets in the consolidated balance sheets. In November 2012, the Company’s Board of Directors authorized the termination of the EDCP. The Company expects the plan to terminate in 2013.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

15.    Quarterly Data (Unaudited)

	Quarters Ended,
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$17,161	$19,993	$25,853	$25,842
Gross profit	7,178	8,670	10,040	9,932
Operating income (loss)	(1,642)	(99)	448	(13,396)
Income (loss) before provision for income taxes	(1,567)	(60)	459	(13,380)
Net income (loss)	(1,111)	(137)	272	(8,322)
Net income (loss) attributable to PCTEL.Inc.	(758)	197	272	(8,322)

Net income (loss) available to common shareholders	($880)	($329)	$272	($8,322)

Basic earnings per share:
Net income (loss) available to common shareholders	($0.05)	($0.02)	$0.02	($0.48)
Diluted earnings per share:
Net income (loss) available to common shareholders	($0.05)	($0.02)	$0.02	($0.48)
Weighted average shares — Basic	17,264	17,404	17,493	17,501
Weighted average shares — Diluted	17,264	17,404	17,779	17,501

	Quarters Ended,
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$18,233	$19,109	$19,494	$20,008
Gross profit	8,221	9,004	9,354	9,283
Operating income (loss)	(760)	(230)	370	367
Income (loss) before provision for income taxes	(649)	(139)	434	459
Net income (loss)	(345)	(215)	218	231
Net income (loss) attributable to PCTEL.Inc.	(119)	25	492	649

Net income (loss) available to common shareholders	($682)	($68)	$386	$548

Basic earnings per share:
Net income (loss) available to common shareholders	($0.04)	($0.00)	$0.02	$0.03
Diluted earnings per share:
Net income (loss) available to common shareholders	($0.04)	($0.00)	$0.02	$0.03
Weighted average shares — Basic	17,199	17,355	17,238	17,056
Weighted average shares — Diluted	17,199	17,355	17,640	17,652

In the quarter ended December 31, 2012, the Company recorded goodwill and intangible assets impairment expense of $13.6 million.

The Company discovered accounting irregularities in its TelWorx operations related to the premature or otherwise improper recognition of revenue for the quarter ended September 30, 2012 (Q3 2012). Based on the resulting investigation and analysis, the Company concluded that the error was not material to the previously reported quarterly period. The Company applied the guidance of SAB Topic 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and corrected the error by adjusting revenue for the fourth quarter ended December 31, 2012 (Q4 2012). As such, the Q4 2012 unaudited interim financial information presented above reflects an out-of-period adjustment to correct Q3 2012 net revenues, net income before taxes, and net income after taxes, which were overstated by $618, $132 and $78, respectively.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended: December 31, 2012

16.    Related Parties

The Company’s lease for its Lexington, North Carolina facility is with Scronce Real Estate LLC. Scronce Real Estate, LLC is owned by Tim and Brenda Scronce, the wife of Tim Scronce. Tim and/or Brenda Scronce were the majority owners of TelWorx. The Company purchased the assets of TelWorx in July 2012. Tim Scronce worked for the Company until his resignation in December 2012 and Brenda Scronce never worked for the Company. The Company incurred lease expense of $92 for the year ended December 31, 2012 related to Scronce real estate.

The Company’s lease for its Melbourne, Florida office is with 3dB, LLC, a real estate entity co-owned by Robert Joslin, Scott Clay, and Greg Akin. As co-owners of Envision Wireless, Joslin, Clay and Akin sold the assets of Envision Wireless to the Company in October 2011. Joslin, Clay, and Akin continue to work for the Company. The Company incurred lease expense of $15 and $5 for the years ended December 31, 2012 and 2011, respectively related to 3dB.

17.    Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $148 and $121 at December 31, 2012 and December 31, 2011, respectively, consists of foreign translation adjustments.

18.    Subsequent Events

The Company evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded in and/or disclosed in the Company’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the Securities and Exchange Commission. There are no subsequent events to report except for the ones listed below that would have a material impact on the Company’s financial statements.

TelWorx acquisition

On March 27, 2013, the Company, its wholly-owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), and the TelWorx Parties (as defined herein) entered into an Amendment (the “Amendment”) to the Asset Purchase Agreement, dated July 9, 2012 (the “Original Agreement), among the Company, PCTelWorx, Ciao Enterprises, LLC f/k/a TelWorx Communications, LLC and certain of its affiliated entities (collectively, the “TelWorx Entities”) and Tim and Brenda Scronce (“Sellers” and collectively with the TelWorx Entities, the “TelWorx Parties”), as part of a settlement arrangement relative to PCTelWorx’s acquisition of certain assets and the assumption of certain liabilities of the TelWorx Entities on July 9, 2012 (the “Acquisition”).

As disclosed in the Company’s Form 8-K/A filed with the Securities and Exchange Commission (the “Commission”) on March 13, 2013, after completion of the Acquisition, the Company became aware of certain accounting irregularities with respect to the TelWorx Entities and the Company’s Board of Director’s directed management to conduct an internal investigation. Based on the results of the Company’s investigation, the Company’s Board of Directors directed management to seek restitution from the TelWorx Parties, and after protracted negotiations and concurrent litigation, the parties determined to enter into the Amendment in order to settle potential claims.

The following is a summary of the material terms of the Amendment:

•	the TelWorx Parties agreed to pay the Company a cash payment of $4.3 million, which includes $1.0 million pursuant to the working capital adjustment provisions of the Original Agreement;

•

the TelWorx Parties agreed to forfeit all $1.5 million of the potential contingent consideration earnable under the Original Agreement, which has a fair value of $0.6 million, which was payable in the form of common stock of the Company;

•	the TelWorx Parties agreed to the elimination of the holdback provided for under the Original Agreement and to the release of the $0.5 million holdback to the Company;

•	the parties agreed to the elimination of all indemnification obligations provided for under the Original Agreement;

•	the Company, PCTelWorx and Sellers each agreed to execute mutual releases of all claims arising in connection with the dispute; and

•

Sellers agreed that PCTelWorx has the option to terminate its current facility lease in Lexington, North Carolina with Scronce Real Estate, LLC (which is controlled by Sellers) upon 180 days written notice.

As part of the Acquisition, PCTelWorx previously executed a 5 year lease with Scronce Real Estate, LLC for the continued use of an operating facility and offices in Lexington, North Carolina, which provided for annual rental payments of approximately $200,000.

The $1.0 million settlement pursuant to the working capital adjustment provisions of the Original Agreement settles the miscellaneous accounts receivable recorded in prepaid expenses and other assets at December 31, 2012. The remaining $4.3 million settlement amount, consisting of $3.2 million cash and the release of the $0.6 million contingent consideration fair value and the $0.5 million release of the holdback liability, will be recorded as income in the quarter ended March 31, 2013, consistent with accounting for legal settlements.

The Company estimates that there will be between $1.0 and $2.0 million of legal and accounting expenses incurred in 2013 associated with the internal investigation and SEC investigation of the TelWorx accounting irregularities.

Equity

On November 16, 2012, the Company announced the declaration of its regular quarterly dividend of $0.035 per share on its common stock, payable February 15, 2013 to shareholders of record at the close of business on February 8, 2013. On March 18, 2013, the Company’s Board of Directors approved a share repurchase program of $5.0 million.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A:    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has identified a material weakness in our internal control over financial reporting. As a result of this material weakness, management has concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls over financial reporting were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All control systems have inherent limitations so that no evaluation of controls can provide absolute assurance that all control issues are detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Framework to Internal Control Environment.

The Company acquired TelWorx on July 9, 2012. As allowed under SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal controls over financial reporting of TelWorx, which is relevant to the Company’s 2012 consolidated financial statements as of and for the year ended December 31, 2012. However, management did evaluate the internal control implications of the financial reporting irregularities at its TelWorx subsidiary. TelWorx represents 5% and 3% of total and net assets, respectively, and 9% of total revenues, of the Company as of and for the year ended December 31, 2012. The financial reporting systems of TelWorx, have not yet been integrated into the Company’s financial reporting systems and, as such, the Company did not have the practical ability to perform an assessment of TelWorx, internal control over financial reporting in time for this current year-end. Management expects to complete the process of integrating of TelWorx, internal control over financial reporting over the course of 2013.

Based on management’s evaluation under the COSO framework, management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2012. Specifically, the direction of accounting irregularities by senior management of the Company’s TelWorx operation, and our inability to detect these irregularities in a timely manner represents a material weakness in our internal controls.

TelWorx Financial Reporting Material Weakness

Following the closing of the TelWorx acquisition, the Company’s management became aware of irregularities with respect to the TelWorx pre-acquisition financial statements that impacted the Company’s financial statements subsequent to the acquisition. In addition, we discovered irregularities reported in the financial statements reported subsequent to the acquisition. These irregularities were discovered in part through an internal review conducted in connection with the calculation of post-closing purchase price adjustments and in part due to anonymous tips received after the internal review began.

With the oversight of the Audit Committee, management expanded its review into an internal investigation regarding these financial irregularities and outside counsel was retained to assist in the investigation. The Company’s outside counsel then retained a Big Four accounting firm to perform an independent forensic accounting investigation under counsel’s direction. The accounting irregularities in the TelWorx Financial Statements identified as a result of this investigation are believed to have been directed and/or permitted by management of the TelWorx Entities, principally the general manager and those acting at his direction, and consisted of:

•	prematurely or otherwise improperly recognized revenues by the TelWorx Entities for the six months ended June 30, 2012 that should have been recorded in periods subsequent to the acquisition;

•	improperly and prematurely recognized revenues by TelWorx, as directed by the general manager of TelWorx , in the quarter ended September 30, 2012; and

•	inaccuracies in the valuation of inventory stated in the July 9, 2012 opening balance sheet of the TelWorx Entities.

As a result of the material weakness management has concluded that, as of December 31, 2012 our internal control over financial reporting was not effective.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Grant Thornton LLP, an independent registered certified public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K. This attestation report included an adverse opinion.

Changes in Internal Control Over Financial Reporting

As a result of the TelWorx investigation, the general manager of PCTelWorx and other personnel involved in the irregularities were separated from the Company on December 20, 2012. Effective with the three months ended December 31, 2012, the Company has instituted a process of performing substantive tests on sales transactions in its PCTelWorx operation and all future acquisitions. These substantive procedures will be in effect until the TelWorx operation, and any future acquisitions, are integrated into the Company’s total control and evaluation process and becomes subject to the Company’s 404 assertion. Other than the change discussed above, there have been no significant changes in our internal controls over financial reporting as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B:    Other Information

None.

PART III

Item 10:    Directors, Executive Officers and Corporate Governance

The information with respect to the directors and the board committees of the Company required to be included pursuant to this Item 10 is included in PCTEL’s proxy statement for the 2013 Annual Meeting of Stockholders which will be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference.

The information regarding executive and director compensation in response to this item is included in PCTEL’s proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated by reference herein. Information included under the caption “Compensation Committee Report” in PCTEL’s proxy statement for the 2013 Annual Meeting of Stockholders is incorporated by reference herein; however, this information shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 11:    Executive Compensation

The information required by Item 402, 407(e)(4) and Item 407(e)(5) of Regulation S-K is included under the captions “Compensation Discussion and Analysis,” “Executive Compensation and Other Matters,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” respectively, in PCTEL’s proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership is included under the caption “Security Ownership of Certain Beneficial Owners and Management in PCTEL’s proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated by reference herein.

The information regarding securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in PCTEL’s proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13:    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” contained in PCTEL’s proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 14:    Principal Accounting Fees and Services

Information regarding principal accounting fees and services is under the caption “Summary of Fees” in PCTEL’s proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

Item 15:    Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

The Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K on pages 33 to 82.

(a) (2)	Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report under “Schedule II” immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2012.

All other information called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

PCTEL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Addition (Deductions)	Balance at End of Year
Year Ended December 31, 2010:
Allowance for doubtful accounts	$89	87	(16)	$160
Warranty reserves	$228	46	(17)	$257
Deferred tax asset valuation allowance	$648	54	0	$702
Year Ended December 31, 2011:
Allowance for doubtful accounts	$160	(2)	(26)	$132
Warranty reserves	$257	384	(392)	$249
Deferred tax asset valuation allowance	$702	(59)	0	$643
Year Ended December 31, 2012:
Allowance for doubtful accounts	$132	85	5	$222
Warranty reserves	$249	85	(64)	$270
Deferred tax asset valuation allowance	$643	19	0	$662

All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

a) (3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description	Reference

2.1	Asset Purchase Agreement, dated December 10, 2007, by and between Smith Micro Software, Inc. and the Registrant.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K dated December 12, 2007.

2.2	Asset Purchase Agreement, dated March 14, 2008, by and between Bluewave Antenna Systems, Ltd., and the Registrant.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated March 17, 2008.

Exhibit No.	Description	Reference

2.3	Asset Purchase Agreement, dated August 14, 2008, by and between SWT Scotland and the Registrant.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated August 18, 2008.

2.4	Share Purchase Agreement dated January 5, 2009, by and between the Registrant., Gyles Panther and Linda Panther.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated January 6, 2009.

2.5	Acquisition Agreement (Asset Purchase Agreement) dated July 9, 2012, by and among the Registrant, TelWorx Communications, LLC and the other parties thereto.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated July 13, 2012.

2.6	Amendment to Asset Purchase Agreement, dated March 27, 2013, by and among the Registrant, PCTelWorx, Enterprises, LLC f/k/a TelWorx Communications, LLC and the other parties thereto.	Incorporated by reference to exhibit number 10.1 filed with the Registrant’s Current Report on Form 8-K dated March 27, 2013.

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to exhibit number 3.2 filed with the Registrant’s Registration Statement on Form S-1/A filed on September 17, 1999 (File No. 333-84707).

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to exhibit number 3.3 filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.

4.1	Specimen common stock certificate	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1/A filed on October 15, 1999 (File No. 333-84707).

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1/A filed on August 6, 1999 (File No. 333-84707).

10.23*	2001 Nonstatutory Stock Option Plan and form of agreements hereunder	Incorporated by reference herein to the Registrant’s Registration Statement on Form S-8 filed on October 3, 2001 (File No. 333-70886).

10.25*	Employment Agreement between Jeffrey A. Miller and the Registrant, dated November 7, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.

10.25.1*	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between the Registrant and Jeffrey A. Miller	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

Exhibit No.	Description	Reference

10.26*	Employment Agreement between John Schoen and the Registrant, dated November 12, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.

10.26.1*	Letter agreement dated August 22, 2006 amending the Employment Agreement, by, and between the Registrant and John Schoen	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.37*	Executive Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.38*	Executive Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.39*	Board of Directors Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.40*	Board of Directors Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.48*	Purchase Agreement dated April 14, 2005 between PCTEL Antenna Products Group, a wholly owned subsidiary of the Registrant and Quintessence Publishing Company, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.49*	Letter Agreement dated August 18, 2005 between the Registrant. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on August 23, 2005

10.59*	1998 Employee Stock Purchase Plan and related standard form of agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2007.

10.60*	Executive Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2007.

10.61*	Employment Agreement dated September 5, 2007 between the Registrant and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.

Exhibit No.	Description	Reference

10.62*	Management Retention Agreement dated September 5, 2007 between the Registrant and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.

10.63*	Form of Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.

10.64*	Form of Amended and Restated Management Retention Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on October 12, 2007.

10.66*	Form of 1997 Stock Plan Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.68*	1997 Stock Plan, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.

10.69*	1997 Stock Plan Form of Stock Option Award Agreement, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.

10.70*	2001 Nonstatutory Stock Option Plan, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.

10.71*	2001 Nonstatutory Stock Option Plan Form of Stock Option Agreement, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.

10.72*	1997 Stock Plan, as amended and restated June 15, 2010	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2010.

10.73	Limited Liability Company Agreement, dated January 5, 2011, by and between the Registrant and Eclipse Design Technologies, Inc.	Incorporated by reference to exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on January 11, 2011.

10.74*	Letter agreement dated April 12, 2011 between the Registrant and Anthony Kobrinetz covering severance benefits	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on April 14, 2011.

Exhibit No.	Description	Reference

10.75	Amended and restated Limited Liability Company Agreement, dated January 5, 2011, by and between the Registrant and Eclipse Design Technologies, Inc.	Incorporated by reference to exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K/A filed on May 24, 2011.

11**	Statement re Computation of Per Share Earnings.

21.1	List of significant subsidiaries	Filed herewith

23.1	Consent of Grant Thornton LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS***	XBRL Instance Document	Filed herewith

101.SCH***	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF***	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB***	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

**	Information required to be presented in exhibit 11 is provided in Note 2 of the notes to consolidated financial statements in this Annual Report on Form 10-K in accordance with accounting rules related to accounting for earnings per share.

***	In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

PCTEL, Inc.
A Delaware corporation (Registrant)

/S/ MARTIN H. SINGER
Martin H. Singer
Chairman of the Board and
Chief Executive Officer

Dated: April 2, 2013

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

Signature	Title	Date

/S/ MARTIN H. SINGER (Martin H. Singer)	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	April 2, 2013

/S/ JOHN SCHOEN (John Schoen)	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2013

/S/ MICHAEL DAVIDSON (Michael Davidson)	Director	April 2, 2013

/S/ BRIAN J. JACKMAN (Brian J. Jackman)	Director	April 2, 2013

/S/ STEVEN D. LEVY (Steven D. Levy)	Director	April 2, 2013

/S/ GIACOMO MARINI (Giacomo Marini)	Director	April 2, 2013

/S/ JOHN SHEEHAN (John Sheehan)	Director	April 2, 2013

/S/ CARL A. THOMSEN (Carl A. Thomsen)	Director	April 2, 2013