Form 10-Q
period 2013-03-31
PC TEL INC
filed 2013-05-15
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,460,585 as of May 15, 2013

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2013

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited) March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$15,594	$17,559
Short-term investment securities	36,407	33,596
Accounts receivable, net of allowance for doubtful accounts of $232 and $222 at March 31, 2013 and December 31, 2012, respectively	17,843	18,586
Inventories, net	16,848	17,573
Deferred tax assets, net	1,484	1,484
Prepaid expenses and other assets	1,220	2,160

Total current assets	89,396	90,958
Property and equipment, net	14,702	14,777
Goodwill	161	161
Intangible assets, net	6,399	7,004
Deferred tax assets, net	13,000	14,034
Other noncurrent assets	1,729	1,636

TOTAL ASSETS	$125,387	$128,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,142	$10,643
Accrued liabilities	6,019	5,916

Total current liabilities	13,161	16,559
Contingent consideration	0	1,130
Other long-term liabilities	2,782	2,736

	2,782	3,866

Total liabilities	15,943	20,425

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,463,886 and 18,514,809 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	18	19
Additional paid-in capital	140,477	140,388
Accumulated deficit	(31,194)	(32,410)
Accumulated other comprehensive income	143	148

Total equity	109,444	108,145

TOTAL LIABILITIES AND EQUITY	$125,387	$128,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	(unaudited)
	Three Months Ended March 31,
	2013	2012
REVENUES	$25,073	$17,161
COST OF REVENUES	15,475	9,983

GROSS PROFIT	9,598	7,178

OPERATING EXPENSES:
Research and development	2,623	2,807
Sales and marketing	3,020	2,516
General and administrative	4,679	2,752
Amortization of intangible assets	605	745
Restructuring charges	101	0

Total operating expenses	11,028	8,820

OPERATING LOSS	(1,430)	(1,642)
Other income, net	4,332	75

NET INCOME (LOSS) BEFORE INCOME TAXES	2,902	(1,567)
Expense (benefit) for income taxes	1,037	(456)

NET INCOME (LOSS)	1,865	(1,111)
Less: Net loss attributable to noncontrolling interests	0	(353)

NET INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	1,865	(758)
Less: adjustments to redemption value of noncontrolling interests	0	(122)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,865	($880)

Basic Earnings per Share:
Net income (loss) available to common shareholders	$0.11	($0.05)
Diluted Earnings per Share:
Net income (loss) available to common shareholders	$0.10	($0.05)
Weighted average shares - Basic	17,684	17,264
Weighted average shares - Diluted	17,911	17,264
Cash dividend per share	$0.035	$0.030

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	(unaudited)
	Three Months Ended March 31,
	2013	2012
NET INCOME (LOSS)	$1,865	($1,111)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign Currency Translation Adjustments	(5)	3

COMPREHENSIVE INCOME (LOSS)	1,860	(1,108)

Comprehensive loss attributable to noncontrolling interests	0	(353)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PCTEL, INC.	$1,860	($755)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2013	$19	$140,388	($32,410)	$148	$108,145

Stock-based compensation	0	624	0	0	624
Issuance of shares for stock purchase and option plans	0	380	0	0	380
Cancellation of shares for payment of withholding tax	(1)	(918)	0	0	(919)
Dividend	0	3	(649)	0	(646)
Net income	0	0	1,865	0	1,865
Change in cumulative translation adjustment, net	0	0	0	(5)	(5)

BALANCE, MARCH 31, 2013	$18	$140,477	($31,194)	$143	$109,444

The accompanying notes are an integral part of these consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net income (loss)	$1,865	($1,111)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,283	1,331
Stock-based compensation	624	698
Share-based expense	0	39
(Gain) loss on disposal/sale of property and equipment	(2)	4
Payment of withholding tax on stock based compensation	(919)	(1,162)
Deferred tax provision	1,034	0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	744	1,554
Inventories	737	664
Prepaid expenses and other assets	848	668
Accounts payable	(3,507)	312
Income taxes payable	(11)	(20)
Other accrued liabilities	(944)	(2,915)
Deferred revenue	(22)	(22)

Net cash provided by operating activities	1,730	40

Investing Activities:
Capital expenditures	(600)	(696)
Proceeds from disposal of property and equipment	2	0
Purchases of investments	(24,762)	(17,077)
Redemptions/maturities of short-term investments	21,951	16,400

Net cash used in investing activities	(3,409)	(1,373)

Financing Activities:
Proceeds from issuance of common stock	380	294
Cash dividends	(646)	(545)

Net cash used in financing activities	(266)	(251)

Net decrease in cash and cash equivalents	(1,945)	(1,584)
Effect of exchange rate changes on cash	(20)	6
Cash and cash equivalents, beginning of year	17,559	19,418

Cash and Cash Equivalents, End of Period	$15,594	$17,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2013 (Unaudited)

(in thousands except per share data and as otherwise noted)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Nature of Operations

PCTEL is a global leader in propagation and optimization solutions for the wireless industry. The Company develops and distributes innovative antenna and engineered site solutions and designs and develops software-based radios (scanning receivers) and provides related RF engineering services for wireless network optimization.

PCTEL was incorporated in California in 1994 and reincorporated in Delaware in 1998. Our principal executive offices are located at 471 Brighton Drive, Bloomingdale, Illinois 60108. Our telephone number at that address is (630) 372-6800 and our website is www.pctel.com. The information within, or that can be accessed through our website, is not part of this report.

Segment Reporting

Effective January 1, 2013, PCTEL operates in two new segments for reporting purposes. The Company’s Connected Solutions segment includes its antenna and engineered site solutions. Its RF Solutions segment includes its scanning receivers, related RF engineering services, and its PCTEL Secure engineering program. Each of the segments has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment. As of January 1, 2013, the Company’s chief operating decision maker uses the profit and loss results through operating profit and identified assets for the Connected Solutions and RF Solutions segments to make operation decisions. The 2012 segment information presented in the financial statements has been presented on a retrospective basis reflecting the new Connected Solutions and RF Solution segments on a consistent basis with the current period.

For the year ended December 31, 2012, the Company operated in two different segments, PCTEL Secure, and the rest of the Company. The Company’s chief operating decision maker used the profit and loss results and the assets to make operating decisions.

Connected Solutions Segment

PCTEL is a leading supplier of antennas for private network, public safety and government applications, and site solutions for both private and public network, data, and communications applications. PCTEL’s MAXRAD®, Bluewave™ and Wi-Sys™ antenna solutions include high-value YAGI, land mobile radio (“LMR”), Wi-Fi, GPS, In Tunnel, Subway, and Broadband antennas (parabolic and flat panel). PCTEL’s Connected Solutions™ products include specialized towers, enclosures, fiber optic panels, and fiber jumper cables that are engineered into site solutions. The vertical markets into which the antenna and site solutions are sold include supervisory control and data acquisition (“SCADA”), health care, energy, smart grid, precision agriculture, indoor wireless, telemetry, offloading, and wireless backhaul. Growth for antenna and engineered site solutions is primarily driven by the increased use of wireless communications in these vertical markets. PCTEL’s antenna and site solution products are primarily sold through distributors, value added reseller, and original equipment manufacturer (“OEM”) providers.

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

PCTEL maintains expertise in several technology areas in order to be competitive in the antenna engineered site solutions market. These include radio frequency engineering, mobile antenna design and manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

RF Solutions Segment

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

We established our scanning receiver product portfolio in 2003 with the acquisition of certain assets of Dynamic Telecommunications, Inc. (“DTI”). In 2009, we acquired the scanning receiver business from Ascom Network Testing, Inc. (“Ascom”) as well as the exclusive distribution rights and patented technology for Wider Network LLC (“Wider”) network interference products. In 2011, we purchased certain assets from Envision Wireless Inc. (“Envision”), an engineering services business based in Melbourne, Florida. The NES business focuses on the radio frequency (“RF”) issues pertaining to in-building coverage and capacity and its target market is relevant to our antenna and scanning receiver businesses. NES provides value-added analysis of collected data to public cellular carriers, network infrastructure providers, and real estate companies. In 2011 we formed PCTEL Secure LLC (“PCTEL Secure”), a joint venture limited liability company with Eclipse Design Technologies, Inc. (“Eclipse”) PCTEL Secure designs Android-based, secure communication products. The Company purchased all of Eclipse’s interests in the joint venture during 2012. PCTEL Secure has operated as an engineering program within RF Solutions.

PCTEL maintains expertise in several technology areas in order to be competitive in the scanning receiver and related engineering services market. These include radio frequency engineering, DSP engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering

Basis of Consolidation

The condensed consolidated balance sheet as of March 31, 2013 and the condensed consolidated statements of operations, statements of comprehensive loss, and cash flows for the three months ended March 31, 2013 and 2012, respectively, are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2012.

Through May 2012, the Company had a 51% ownership interest in PCTEL Secure. The Company purchased an additional 19% membership interest on May 29, 2012 and purchased the remaining 30% membership interest on July 2, 2012. With the purchase of the final 30% interest, PCTEL Secure became a wholly-owned subsidiary of PCTEL. For the three months ended March 31, 2012, the pro-rata percentage of the noncontrolling interest of PCTEL Secure’s net loss is recorded as noncontrolling interest in the condensed consolidated statements of operations. All intercompany accounts and transactions have been eliminated.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“the 2012 Form 10-K”). There were no changes in the Company’s significant accounting policies during the three months ended March 31, 2013. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2012 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2012 Form 10-K. The results for the operations for the period ended March 31, 2013 may not be indicative of the results for the period ending December 31, 2013.

Foreign Currency Translation

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $11 and $10 for the three months ended March 31, 2013 and 2012, respectively.

Recent Accounting Guidance

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, “Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in the update require an entity to report the effect of significant respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference other disclosures. The amendments in this update are effective prospectively for reporting periods after December 15, 2012. The adoption of this update did not have a material effect on our financial position, results of operations or cash flows.

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
Basic Earnings Per Share computation:
Numerator:
Net income (loss)	$1,865	($1,111)
Net loss attributable to noncontrolling interests	0	(353)

Net income (loss) attributable to PCTEL, Inc .	1,865	(758)
Less: adjustments to redemption value of noncontrolling interests	0	(122)

Net income (loss) available to common shareholders	$1,865	($880)
Denominator:
Common shares outstanding	17,684	17,264
Earnings per common share - basic

Net income (loss) available to common shareholders	$0.11	($0.05)

Diluted Earnings Per Share computation:
Numerator:
Net income (loss)	$1,865	($1,111)
Net loss attributable to noncontrolling interests	0	(353)

Net income (loss) attributable to PCTEL, Inc .	1,865	(758)
Less: adjustments to redemption value of noncontrolling interests	0	(122)

Net income (loss) available to commons shareholders	$1,865	($880)
Denominator:
Common shares outstanding	17,684	17,264
Restricted shares subject to vesting	148	*
Common stock option grants and deferred grants	79	*

Total shares	17,911	17,264
Earnings per common share - diluted

Net income (loss) available to common shareholders	$0.10	($0.05)

*	As denoted by “*” in the table above, the weighted average common stock option grants, performance shares and restricted shares of 421,000 for the three months ended March 31, 2012 were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consist of the following:

	March 31, 2013	December 31, 2012
Cash	$13,886	$13,059
Cash equivalents	1,708	4,500
Short-term investments	36,407	33,596

	$52,001	$51,155

Cash and Cash equivalents

At March 31, 2013, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At March 31, 2013 and December 31, 2012, the Company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. Government Agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the Company’s U.S. banks is fully insured by the Federal Deposit Insurance Corporation due to the balances being below the maximum insurable amounts.

At March 31, 2013, the Company had $13.9 million in cash and $1.7 million in cash equivalents and at December 31, 2012, the Company had $13.1 million in cash and $4.5 million in cash equivalents. The Company had $0.9 million and $0.8 million of cash and cash equivalents in foreign bank accounts at March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, the Company has no intentions of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

At March 31, 2013 and December 31, 2012, the Company’s short-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, and AA or higher rated corporate bonds all classified as held-to-maturity.

At March 31, 2013 the Company had invested $12.0 million in pre-refunded municipal bonds, $10.9 million in AA rated or higher corporate bonds, $9.9 million in U.S. government agency bonds, and $3.6 million in certificates of deposit. The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities. The bonds, classified as short-term investments, have original maturities greater than 90 days and mature in less than one year. At March 31, 2013, the Company had no investments classified as long-term investment securities. The Company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains were $1 at March 31, 2013. Approximately 14% of the Company’s bonds were protected by bond default insurance at March 31, 2013.

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

Cash equivalents and Level 1 investments measured at fair value were as follows at March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other cash equivalents	$1,708	$0	$0	$1,708	$4,500	$0	$0	$4,500
Investments:
Certificate of deposits	3,597	0	0	3,597	5,062	0	0	5,062
US government agency bonds	0	9,891	0	9,891	0	8,498	0	8,498
Municipal bonds	0	12,060	0	12,060	0	10,162	0	10,162
Corporate debt securities	0	10,859	0	10,859	0	9,880	0	9,880

Total	$5,305	$32,810	$0	$38,115	$9,562	$28,540	$0	$38,102

5. Goodwill and Intangible Assets

Goodwill

The Company had goodwill of $0.2 million at March 31, 2013 and December 31, 2012, respectively. In July 2012, the Company recorded goodwill of $12.5 million with the acquisition of assets related to the TelWorx business. In conjunction with the annual evaluation of goodwill in the fourth quarter 2012, the Company impaired the $12.5 million of goodwill from the TelWorx acquisition.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships	$17,381	$12,944	$4,437	$17,381	$12,463	$4,918
Patents and technology	7,878	7,415	463	7,878	7,378	500
Trademarks and trade names	3,988	2,648	1,340	3,988	2,575	1,413
Other	3,301	3,142	159	3,301	3,128	173

	$32,548	$26,149	$6,399	$32,548	$25,544	$7,004

The $0.6 million decrease in the net book value of intangible assets at March 31, 2013 compared to December 31, 2012 reflects amortization expense of $0.6 million recorded for the three months ended March 31, 2013.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	4 to 6 years	5.1
Patents and technology	1 to 6 years	5.2
Trademarks and trade names	3 to 8 years	7.4
Other	1 to 6 years	5.6

The Company’s scheduled amortization expense for 2013 and the next five years is as follows:

Fiscal Year	Amount
2013	$2,400
2014	$1,967
2015	$1,737
2016	$468
2017	$288
Thereafter	$144

6. Balance Sheet Information

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 60 days. The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $0.2 million at March 31, 2013 and at December 31, 2012. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing. Inventories as of March 31, 2013 and December 31, 2012 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The Company had consigned inventory with customers of $1.5 million at March 31, 2013 and $1.2 million at December 31, 2012. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $2.0 million at March 31, 2013 and December 31, 2012, respectively.

Inventories consisted of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Raw materials	$11,488	$12,226
Work in process	844	789
Finished goods	4,516	4,558

Inventories, net	$16,848	$17,573

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

Property and equipment consists of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Building	$6,207	$6,207
Computers and office equipment	10,194	9,970
Manufacturing and test equipment	9,769	9,495
Furniture and fixtures	1,258	1,256
Leasehold improvements	580	519
Motor vehicles	150	150

Total property and equipment	28,158	27,597
Less: Accumulated depreciation and amortization	(15,226)	(14,590)
Land	1,770	1,770

Property and equipment, net	$14,702	$14,777

Depreciation and amortization expense was approximately $0.7 Million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively.

Liabilities

Accrued liabilities consist of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Inventory receipts	$1,756	$2,191
Paid time off	1,143	1,067
Professional fees	852	269
Payroll, bonuses, and other employee benefits	727	873
Warranties	277	270
Real estate taxes	213	170
Employee stock purchase plan	122	276
Sales tax	107	156
Deferred liabilities	105	127
Restructuring	77	0
Other	640	517

Total	$6,019	$5,916

Long-term liabilities consist of the following:

	March 31,	December 31,
	2013	2012
Executive deferred compensation plan	$1,694	$1,652
Reserve for uncertain tax positions	842	842
Deferred rent	166	166
Deferred revenues	78	74
Long-term obligations under capital leases	2	2

	$2,782	$2,736

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

The Company learned through its marketing efforts for the baseline product that its current distribution channels have limited access to the target software markets, primarily U.S. Government Agencies. The Company has been in active discussions with a number of potential distribution entities with U.S. Government Agency access through December 31, 2012, and in January 2013 the Company engaged Wunderlich Securities, Inc. to evaluate strategic alternatives for PCTEL Secure, including a further search for a distribution entity that could take the product to market. Based on the lack of success of such efforts, the Company concluded, as of December 31, 2012, the future potential revenue is indeterminate, resulting in management’s forecast of future undiscounted cash flow to be in a range at or below zero. Based on these revised forecast cash flows, the Company concluded that the intangible assets were impaired at December 31, 2012. The Company recorded intangible asset impairment expense of $1.1 million in December 2012.

On April 30, 2013, the Company divested the assets of PCTEL Secure business to Redwall Technologies, LLC. See footnote 15 related to subsequent events for more information on the sales of the PCTEL Secure business.

8. Acquisition of TelWorx Communications LLC

The Company, through its wholly-owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), completed the acquisition of substantially all of the assets and the assumption of certain specified liabilities of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC and TowerWorx International, Inc. (“collectively “TelWorx”), pursuant to an Asset Purchase Agreement dated as of July 9, 2012 among the Company, PCTelWorx, TelWorx and Tim and Brenda Scronce, the principal owners of TelWorx. The business operations associated with these purchased assets is collectively referred to as “TelWorx” in this Form 10-Q.

TelWorx is primarily a North Carolina-based business with expertise in delivering wireless and fiber optic solutions into the enterprise, defense, transportation, and the carrier market. TelWorx excels at global procurement, custom engineering of RF solutions, rapid delivery and deployment of systems, and value-added reselling of antennas, related RF components, and other communication elements. The acquisition includes TowerWorx™, a provider of mobile towers for defense, industrial wireless, and other applications. The acquisition expands the Company’s products and markets addressed by its antenna and Connected Solutions™ product line.

The fair value purchase price for TelWorx was $16.1 million, consisting of $16.0 million in cash paid at closing, $1.1 million of contingent consideration related to a claims escrow and potential earn-out at fair value, net of $1.0 million cash received back from Tim and Brenda Scronce in March 2013 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement.

Following the closing of the Acquisition, the Company’s management became aware of accounting irregularities with respect to the TelWorx financial statements, in part through an internal review conducted in connection with the calculation of post-closing purchase price adjustments relating to the Acquisition and in part due to anonymous tips received after the internal review began. With the oversight of the Audit Committee, management expanded its review into an internal investigation regarding these financial irregularities and outside counsel was retained to assist in the investigation. The Company’s outside counsel then retained a Big Four accounting firm to perform an independent forensic accounting investigation under counsel’s direction. The accounting irregularities in the TelWorx Financial Statements identified as a result of this investigation are believed to have been directed and/or permitted by management of the TelWorx Entities, principally Tim Scronce and those acting at his direction. The correction of the pre-acquisition accounting misstatements discovered in the investigation are reflected in the pro-forma adjustments in Footnote 4 – Acquisition of TelWorx Communications LLC in the Company’s annual report filed on Form 10-K for the fiscal year ended December 31, 2012 as well as this footnote. The Company determined the amount of the corrections and the period in which they occurred through the forensic audit performed, which included tracing sales transactions to customer commitments and proof of delivery documents as well as reviewing the cost of sales records and aging of inventory at the acquisition date.

The Company was authorized by the Board of Directors to seek restitution from the Scronce’s and other responsible parties. On March 27, 2013 the Company and the Scronce’s entered into a legal settlement over claims by the Company relating to the value of the acquisition. The Company is still pursuing additional restitution from the other responsible parties. See Footnote 11 – TelWorx Legal Settlement for full details.

The Company, through PCTelWorx, offered employment to all former employees of TelWorx. The key managers entered into employment arrangements that include a non-competition covenant during their employment and for twelve months thereafter. The Company has entered into a five-year lease agreement for the continued use of the operating facility and offices in Lexington, North Carolina and a two-year lease for an office facility in Pryor, Oklahoma.

The following is the allocation of the purchase price for the assets from TelWorx at the date of the acquisition. The Company considers its purchase accounting for the TelWorx acquisition to have been complete as of the quarter ended December 31, 2012.

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

In the fourth quarter of 2012, the Company subsequently recorded a goodwill impairment of $12.5 million related to its TelWorx acquisition based on the results from our annual test of goodwill impairment conducted as of October 31, 2012. This amount represented the total goodwill associated with the acquisition. The chronology of how the Company got from its purchase accounting fair value of $16.1 million on July 9, 2012 to a $12.5 million goodwill impairment in the quarter ended December 31, 2012 is as follows.

•

The Company based its purchase accounting fair value of intangible assets on future projections using the revenue and margin profile of the historical financial statements for 2010, 2011 and the six months ended June 30, 2012. They presented a profile of a business that yielded goodwill of $9.5 million, primarily attributed to the synergies expected to arise after the Company’s acquisition of the business and the assembled workforce of the acquired business.

•

The accounting irregularities discovered in the historical financial statements lowered the historical pre-acquisition sales and margins as well as the post acquisition sales in the quarter ended September 30, 2012, the quarter of the acquisition. The Company recalculated the allocation of the purchase price using future projections using the new lower revenue and margin profile. The result was a $3.1 million increase of goodwill up to $12.5 million. At this time the Company still felt confident that the acquisition would yield the synergies expected to arise after the Company’s acquisition of the business and the assembled workforce of the acquired business, to which the goodwill was attributed.

•

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

•

During the quarter ended December 31, 2012, the Company observed that the orders in the 2013 sales projections used in the purchase accounting allocation for TelWorx were not converting to backlog at a pace that would support the projected 2013 base revenue used in the purchase accounting fair value of the TelWorx entity at the acquisition date. Due to the Company’s short order to shipment cycles, such a variance would not become apparent until 60-90 days before 2013 began. Specifically, the 2013 base revenue projection at the date of the goodwill test declined an additional 17% from the projections utilized in the final purchase accounting fair value of the TelWorx entity at the acquisition date. The Company considered this significant revenue decline at the annual goodwill test date to be an indicator of goodwill impairment requiring the performance of the two step quantitative fair value assessment, which resulted in a net present value of future cash flows that did not support a goodwill carrying value for this reporting unit. It is not as a result of the accounting irregularities previously discussed.

The following pro forma financial information gives effect to the acquisition of the TelWorx business as if the acquisition had taken place on January 1, 2012. The pro forma financial information for TelWorx was derived from the unaudited historical accounting records of TelWorx.

(unaudited)
Three Months Ended
March 31, 2012
REVENUES	$20,641
LOSS BEFORE INCOME TAXES	($1,544)

The Company made pro forma adjustments to the historical TelWorx revenue and earnings before income taxes that reduced revenue by $0.3 million and total combined earnings by $0.2 million for the three months ended March 31, 2012.

The adjustments were made to apply a correction to the misstatements to revenue and profit before tax contained in the historical pre-acquisition TelWorx financial statements that were discovered in the Company’s internal investigation by the forensic auditors. The forensic auditing procedures that identified the misstatements included the tracing of all significant sales transactions from the TelWorx operation back to customer commitment and proof of delivery documentation. The forensic audit dollar coverage obtained is approximately 50% of the operation’s revenue. Additionally there is also an adjustment to the costs associated with excess and obsolete inventory not used for a year or more at the acquisition date to the appropriate pre-acquisition period, consistent with the policy used by the Company after the acquisition. The forensic accounting procedures included the tracing of all significant inventory items at the date of the acquisition back to historical costing and usage records.

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2012, nor is it necessarily indicative of the Company’s future consolidated results of operations or financial position.

9. Stock-Based Compensation

The condensed consolidated statements of operations include $0.6 million and $0.7 million of stock compensation expense for the three months ended March 31, 2013 and 2012, respectively. Stock compensation expense for the three months ended March 31, 2013 consists of $0.6 million for restricted stock awards, and $59 for stock option and stock purchase plan expenses. Stock compensation expense for the three months ended March 31, 2012 consists of $0.6 million for restricted stock awards, and $0.1 million for stock option and stock purchase plan expenses.

The Company did not capitalize any stock compensation expense during the three months ended March 31, 2013 or 2012. The Company did not issue any stock awards to employees or contributors of PCTEL Secure during the three months ended March 31, 2013 and 2012.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2013	2012
Cost of revenues	$85	$104
Research and development	147	140
Sales and marketing	106	130
General and administrative	286	324

Total	$624	$698

Restricted Stock – Service Based

The Company grants shares of restricted stock as employee incentives as permitted under the Company’s 1997 Stock Plan, as amended and restated (“1997 Stock Plan”). In connection with the grant of restricted stock to employees, the Company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. Stock-based compensation expense is recorded ratably over the vesting period of the applicable shares. These grants vest over various periods, but typically vest over four years.

During the three months ended March 31, 2013, the Company did not issue any shares of restricted stock and recorded cancellations of 2,500 shares with grant date fair value of $17.

During the three months ended March 31, 2012, the Company issued 229,950 shares of restricted stock with grant date fair value of $1.6 million and recorded cancellations of 5,988 shares with grant date fair value of $39. During the three months ended March 31, 2012, the Company also converted 139,150 performance units with a grant date fair value of $0.9 million to time-based restricted stock.

For the three months ended March 31, 2013, 339,553 restricted shares vested with grant date fair value of $2.0 million and intrinsic value of $2.5 million. For the three months ended March 31, 2012, 452,230 restricted shares vested with grant date fair value of $2.6 million and intrinsic value of $3.4 million.

At March 31, 2013, total unrecognized compensation expense related to restricted stock was approximately $2.4 million, net of forfeitures to be recognized through 2016 over a weighted average period of 1.4 years.

The following table summarizes restricted stock activity for the three months ended March 31, 2013:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Restricted Stock Awards - December 31, 2012	940,685	$6.24
Shares vested	(339,553)	5.77
Shares cancelled	(2,500)	6.64

Unvested Restricted Stock Awards - March 31, 2013	598,632	$6.50

Stock Options

The Company may grant stock options to purchase common stock. The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date. Employee stock options contain gradual vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. Historically, the Company has granted stock options with a ten year life. Beginning with options granted in July 2010, the Company granted stock options with a seven year life. During 2012 and the first quarter 2013, the Company awarded stock options to eligible new employees for incentive purposes. The Company issued stock options to employees for long-term incentive purposes in April 2013.

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

During the three months ended March 31, 2013 the Company issued 1,500 stock options with a weighted average grant date value of $2.97. The Company received proceeds of $73 from the exercise of 10,194 options. The intrinsic value of these options exercised was $4. During the three months ended March 31, 2013, 91,537 options were cancelled or expired.

During the three months ended March 31, 2012 the Company issued 4,500 stock options with a weighted average grant date value of $2.77. The Company received proceeds of $25 from the exercise of 3,719 options. The intrinsic value of these options exercised was $3. During the three months ended March 31, 2012, 119,548 options were cancelled or expired.

As of March 31, 2013, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $72, net of estimated forfeitures to be recognized through 2016 over a weighted average period of 1.4 years.

The range of exercise prices for options outstanding and exercisable at March 31, 2013 was $5.50 to $11.84. The following table summarizes information about stock options outstanding under all stock plans at March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.50 — $ 6.86	109,845	5.16	$6.53	81,678	$6.64
6.87 — 7.93	104,076	2.32	7.62	90,724	7.68
8.07 — 8.63	104,037	2.55	8.55	104,037	8.55
8.76 — 8.76	44,000	2.89	8.76	44,000	8.76
9.09 — 9.09	100,000	2.34	9.09	100,000	9.09
9.11 — 9.12	14,627	2.84	9.12	14,627	9.12
9.16 — 9.16	132,000	3.34	9.16	132,000	9.16
9.19 — 10.25	121,780	2.95	9.70	121,780	9.70
10.46 — 11.00	100,960	1.71	10.72	100,960	10.72
11.01 — 11.84	167,550	1.06	11.50	167,550	11.50

$ 5.50 — $ 11.84	998,875	2.63	$9.24	957,356	$9.35

The intrinsic value and contractual life of the options outstanding and exercisable at March 31, 2013 were as follows:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	2.63	$64
Options Exercisable	2.48	$38

The intrinsic value is based on the share price of $7.10 at March 31, 2013.

The following table summarizes the stock option activity for the three months ended March 31, 2013:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at December 31, 2012	1,099,106	$9.06
Granted	1,500	7.71
Exercised	(10,194)	7.19
Expired or Cancelled	(72,537)	7.57
Forfeited	(19,000)	6.30

Outstanding at March 31, 2013	998,875	$9.24
Exercisable at March 31, 2013	957,356	$9.35

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

During the three months ended March 31, 2013, the Company did not grant any performance units and cancelled 147,250 performance units with a grant date fair value of $1.0 million.

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

As of March 31, 2013, there are no unvested performance units. The following table summarizes the performance share activity during the three months ended March 31, 2013:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Performance Units - December 31, 2012	147,250	$7.04
Units cancelled	(147,250)	7.04

Unvested Performance Units - March 31, 2013	—	$0.00

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

The Company did not issue any time-based restricted stock units and cancelled 1,125 shares with a grant date fair value of $8 during the three months ended March 31, 2013. During the three months ended March 31, 2013, 3,850 restricted stock units vested with a grant date fair value of $25 and intrinsic value of $28.

The Company issued 5,000 time-based restricted stock units with a fair value of $35 to employees during the three months ended March 31, 2012. During the three months ended March 31, 2012, 2,600 restricted stock units vested with a grant date fair value of $16 and intrinsic value of $20.

As of March 31, 2013, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $35, to be recognized through 2016 over a weighted average period of 1.6 years.

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2013:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Restricted Stock Units - December 31, 2012	11,925	$6.61
Units vested	(3,850)	6.56
Units cancelled	(1,125)	6.77

Unvested Restricted Stock Units - March 31, 2013	6,950	$6.62

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is six months. The Company received proceeds of $0.3 million from the issuance of 61,230 shares under the ESPP in February 2013 and received proceeds of $0.3 million from the issuance of 48,032 shares under the ESPP in February 2012.

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

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	March 31,
	2013	2012
Dividend yield	1.9%	1.8%
Risk-free interest rate	0.2%	0.2%
Expected volatility	52%	51%
Expected life (in years)	0.5	0.5

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

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority. The Company paid $0.9 million and $1.2 million for withholding taxes related to stock awards during the three months ended March 31, 2013 and 2012, respectively.

Stock Repurchases

All share repurchase programs are authorized by the Company’s Board of Directors and are announced publicly. On March 18, 2013, the Company’s Board of Directors approved a share repurchase program of $5.0 million. During the three months ended March 31, 2013, no shares were repurchased of the Company’s common stock.

10. Benefit Plans

Employee Benefit Plans

The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan, up to the statutorily prescribed annual limit. The Company may make discretionary contributions to the 401(k) plan. The Company made employer contributions of $132 and $168 to the 401(k) plan for the three months ended March 31, 2013 and 2012, respectively. The Company also contributes to various retirement plans for foreign employees. The Company made contributions to these plans of $61 and $51 for the three months ended March 31, 2013 and 2012 respectively.

Executive Deferred Compensation Plan

The Company provides an Executive Deferred Compensation Plan (“EDCP”) for executive officers, senior managers and directors. Under this plan, the executives may defer up to 50% of salary and 100% of cash bonuses. In addition, the Company provides a 4% matching cash contribution which vests over three years subject to the executive’s continued service. The executive has a choice of investment alternatives from a menu of mutual funds offered by an insurance company. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the Company’s executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. At March 31, 2013 and December 31, 2012, the deferred compensation obligation was $1.7 million, respectively, included in long-term liabilities in the consolidated balance sheets. The Company funds the obligation related to the EDCP with corporate-owned life insurance policies. At March 31, 2013 and December 31, 2012, the cash surrender value of such policies was $1.7 million and $1.6 million, respectively, included in other noncurrent assets in the consolidated balance sheets. In November 2012, the Company’s Board of Directors authorized the termination of the EDCP. The Company expects the plan to terminate in 2013.

11. Commitments and Contingencies

Leases

The Company has operating leases for office facilities through 2020 and office equipment through 2014. The future minimum rental payments under these leases at March 31, 2013, are as follows:

Year	Amount
2013	$773
2014	958
2015	912
2016	800
2017	601
Thereafter	1,047

Future minumum lease payments	$5,091

The Company has capital leases for office equipment. The office equipment had a cost of $3, accumulated depreciation of $1, and a net book value of $2 as of March 31, 2013.

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount
2013	$3
2014	3

Total minimum payments required:	6
Less amount representing interest:	0

Present value of net minimum lease payments:	$6

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The Company’s allowance for sales returns was $0.1 million at March 31, 2013 and December 31, 2012, respectively.

The Company offers repair and replacement warranties of primarily two years for antenna products and one year for scanning receiver products. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at March 31, 2013 and December 31, 2012, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in the warranty reserves during the three months ended March 31, 2013 and 2012, were as follows:

	Three Months Ended March 31,
	2013	2012
Beginning balance	$270	$249
Provisions for warranty	59	25
Consumption of reserves	(52)	(30)

Ending balance	$277	$244

Restructuring

The Company will integrate the TelWorx business with its Connected Solutions segment. As part of the integration, the Company announced the termination of seventeen PCTelWorx employees in March 2013. Three employees were separated in March 2013 and the remaining employees will be terminated by September 30, 2013. The Company is in process of evaluating the products and services of the PCTelWorx business. The Company recorded restructuring expense of $0.1 million for employee severance during the three months ended March 31, 2013 and will record additional restructuring expense during the remainder of 2013 for severance and asset disposals.

There was no restructuring activity during the three months ended March 31, 2012.

The following table summarizes the restructuring activity during the three months ended March 31, 2013 and the status of the reserves at March 31. 2013:

	Accrual Balance at December 31, 2012	Restructuring Expense	Cash Payments	Accrual Balance at March 31, 2013
2013 Restructuring Plans Telworx integration	$0	$101	($24)	$77
2012 Restructuring Plans Bloomingdale manufacturing	1	0	(1)	0

	$1	$101	($25)	$77

TelWorx Settlement

On March 27, 2013, the Company, its wholly-owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), and the TelWorx Parties (as defined below) entered into an Amendment (the “Amendment”) to the Asset Purchase Agreement, dated July 9, 2012 (the “Original Agreement), among the Company, PCTelWorx, Ciao Enterprises, LLC f/k/a TelWorx Communications, LLC and certain of its affiliated entities (collectively, the “TelWorx Entities”) and Tim and Brenda Scronce (“Sellers” and collectively with the TelWorx Entities, the “TelWorx Parties”), as part of a settlement arrangement relative to PCTelWorx’s acquisition of certain assets and the assumption of certain liabilities of the TelWorx Entities on July 9, 2012 (the “Acquisition”).

As part of the Acquisition, PCTelWorx previously executed a 5 year lease with Scronce Real Estate, LLC for the continued use of an operating facility and offices in Lexington, North Carolina, which provided for annual rental payments of approximately $200,000.

As disclosed in the Company’s Form 8-K/A filed with the Securities and Exchange Commission (the “Commission”) on March 13, 2013, after completion of the Acquisition, the Company became aware of certain accounting irregularities with respect to the TelWorx Entities and the Company’s Board of Directors directed management to conduct an internal investigation. Based on the results of the Company’s investigation, the Company’s Board of Directors directed management to seek restitution from the TelWorx Parties, and after protracted negotiations and concurrent litigation, the parties entered into the Amendment and related settlement agreements to settle the dispute.

The following is a summary of the material terms of the Amendment:

•	the TelWorx Parties paid the Company a cash payment of $4.3 million, which includes $1.0 million pursuant to the working capital adjustment provisions of the Original Agreement;

•

the TelWorx Parties forfeited all $1.5 million of the potential contingent consideration earnable under the Original Agreement, which had a fair value of $0.6 million, which, if earned, would have been payable in the form of common stock of the Company;

•	the TelWorx Parties forfeited the holdback escrow under the Original Agreement and released the $0.5 million holdback escrow to the Company;

•	the parties agreed to the elimination of all indemnification obligations provided for under the Original Agreement;

•	the Company, PCTelWorx and Sellers each agreed to execute mutual releases of all claims arising in connection with the dispute; and

•

Sellers agreed that PCTelWorx has the option to terminate its current facility lease in Lexington, North Carolina with Scronce Real Estate, LLC (which is controlled by Sellers) upon 180 days written notice.

The settlement has an aggregate fair value of $5.4 million, consisting of $4.3 million cash received, $0.6 million for the contingent consideration, and $0.5 million for the escrow balance. Approximately $1.0 million of the cash received was pursuant to the working capital adjustment provisions of the Original Agreement and settles the miscellaneous accounts receivable recorded in prepaid expenses and other assets at December 31, 2012. The remaining $4.3 million settlement amount, consisting of $3.2 million cash and the release of the $0.6 million contingent consideration fair value and the $0.5 million release of the holdback escrow, was recorded as income in the quarter ended March 31, 2013, consistent with accounting for legal settlements.

The Company recorded a $12.5 million impairment of goodwill related to the TelWorx Entities in the fourth quarter of 2012. See Footnote 8 Acquisition of TelWorx Communications LLC for full details. The Company is also currently in discussions with the independent accountants that provided the 2010 and 2011 audited financial statements for TelWorx and the investment banking firm used by the TelWorx Parties to seek further restitution from them for the PCTEL shareholders. The Company cannot predict the total restitution it will eventually obtain, if any. In accepting the Scronces’ settlement, management considered the risks and expenses associated with protracted litigation as well as the consumption of Company resources that would otherwise be applied to operating activities.

12. Income Taxes

The Company recorded an income tax expense of $1.0 million for the three months ended March 31, 2013. The tax expense for the three months ended March 31, 2013 differs from the statutory rate of 34% primarily because of state income taxes.

The Company recorded an income tax benefit of $0.5 million for the three months ended March 31, 2012. The tax benefit for the three months ended March 31, 2012 differs from the statutory rate of 34% because of the noncontrolling interest in PCTEL Secure and state income taxes.

The Company’s valuation allowance against its deferred tax assets was $0.7 million at March 31, 2013 and December 31, 2012. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s long-term forecasts continue to support the realization of its deferred tax assets. The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets.

The Company’s gross unrecognized tax benefit was $1.4 million both at March 31, 2013 and December 31, 2012. The Company does not expect any of the potential benefits will be settled within the next twelve months. The Company is unaware of any positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s federal and state income tax years, with limited exceptions, are closed through 2007.

13. Segment, Customer and Geographic Information

PCTEL operates in two new segments for reporting purposes. The Company’s Connected Solutions segment includes its antenna and engineered site solutions. Its RF Solutions segment includes its scanning receivers, related RF engineering services, and PCTEL Secure, until April 30, 2013, as discussed below. Each of the segments has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment. As of January 1, 2013 the Company’s chief operating decision maker uses the profit and loss results through operating profit and identified assets for Connected Solutions and RF Solutions segments to make operating decisions. The segment information presented in the financial statements restates history for the new Connected Solutions and RF Solution segments on a consistent basis with the current period.

The following tables are the segment information as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31, 2013
	Connected Solutions	RF Solutions	Consolidating	Total

REVENUES	$19,354	$5,774	($55)	$25,073
COST OF REVENUES	13,342	2,194	(61)	15,475

GROSS PROFIT	6,012	3,580	6	9,598

OPERATING EXPENSES:
Research and development	1,136	1,487	0	2,623
Sales and marketing	2,193	827	0	3,020
General and administrative	429	206	4,044	4,679
Amortization of intangible assets	395	210	0	605
Restructuring charges	101	0	0	101

Total operating expenses	4,254	2,730	4,044	11,028

OPERATING INCOME (LOSS)	$1,758	$850	($4,038)	($1,430)

	As of March 31, 2013
	Connected Solutions	RF Solutions	Consolidating	Total
Accounts receivable	$12,576	$5,267	$0	$17,843
Inventories	$14,161	$2,687	$0	$16,848
Long-lived assets:
Property and equipment, net	$11,825	$1,772	$1,105	$14,702
Goodwill	$0	$161	$0	$161
Intangible assets, net	$4,009	$2,390	$0	$6,399
Deferred tax assets, net	$0	$0	$13,000	$13,000
Other noncurrent assets	$0	$0	$1,729	$1,729

	Three Months Ended March 31, 2012
	Connected Solutions	RF Solutions	Consolidating	Total
REVENUES	$13,167	$3,998	($4)	$17,161
COST OF REVENUES	8,768	1,235	(20)	9,983

GROSS PROFIT	4,399	2,763	16	7,178

OPERATING EXPENSES:
Research and development	1,077	1,730	0	2,807
Sales and marketing	1,717	799	0	2,516
General and administrative	226	159	2,367	2,752
Amortization of intangible assets	322	423	0	745
Restructuring charges	0	0	0	0

Total operating expenses	3,342	3,111	2,367	8,820

OPERATING INCOME (LOSS)	$1,057	($348)	($2,351)	($1,642)

	As of December 31, 2012
	Connected Solutions	RF Solutions	Consolidating	Total
Accounts receivable	$11,884	$6,702	$0	$18,586
Inventories	$14,283	$3,290	$0	$17,573
Long-lived assets:
Property and equipment, net	$11,868	$1,748	$1,161	$14,777
Goodwill	$0	$161	$0	$161
Intangible assets, net	$4,404	$2,600	$0	$7,004
Deferred tax assets, net	$0	$0	$14,034	$14,034
Other noncurrent assets	$0	$0	$1,636	$1,636

The Company’s revenues to customers outside of the United States, as a percent of total revenues for the three months ended March 31, 2013 and 2012, respectively were as follows:

	Three Months Ended
	March 31,
Region	2013	2012
Europe, Middle East, & Africa	10%	15%
Asia Pacific	7%	10%
Other Americas	5%	6%

Total Foreign sales	22%	31%

One customer accounted for 10% or greater of revenues during the three months ended March 31, 2013 and the three months ended March 31, 2012.

14. Related Parties

The Company’s lease for its Lexington, North Carolina facility is with Scronce Real Estate LLC. Scronce Real Estate, LLC is owned by Tim and Brenda Scronce, the wife of Tim Scronce. A total of $69 was paid under the related party lease. Tim and/or Brenda Scronce were the majority owners of TelWorx. The Company purchased the assets of TelWorx in July 2012. Tim Scronce worked for the Company until his resignation in December 2012 and Brenda Scronce never worked for the Company.

The Company’s lease for its Melbourne, Florida office is with 3dB, LLC, a real estate entity co-owned by Robert Joslin, Scott Clay, and Greg Akin. As co-owners of Envision Wireless, Joslin, Clay and Akin sold the assets of Envision Wireless to the Company in October 2011. Joslin, Clay, and Akin continue to work for the Company.

15. Subsequent Events

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

PCTEL Secure

On April 30, 2013, the Company divested all of the assets associated with PCTEL Secure’s ProsettaCore™ to Redwall Technologies, LLC (“Redwall”) a development organization that specializes in mobile security, military and defense projects and systems, and critical national infrastructure. Under the terms of the agreement, Redwall acquired the server and device software, the underlying IP, and complete development responsibility for the security products. At the closing of the divestiture, the Company received no upfront cash payment but has the right to receive a royalty of 7% of the net sale price of each future sale or license of the Software and each provision of services related to the Software, if any, which royalty will not exceed $10 million in the aggregate.

Equity

In April 2013, the Company issued to employees 658,050 stock options that vest upon future service and 182,500 stock options that vest upon achievement of future performance-based targets.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2012 contained in our Annual Report on Form 10-K filed on April 2, 2013. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning. Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those projected in these forward-looking statements.

Our first quarter 2013 revenues increased by $7.9 million, or 46.1%, to $25.1 million compared the same period in 2012, due to the acquisition of TelWorx in July 2012, and increased revenue across all established product lines. We recorded an operating loss of $1.4 million compared to an operating loss of $1.6 million in the same period last year.

The Company’s TelWorx operations are in the process of being integrated into the Company’s operations as well as the Company’s total control and evaluation process. The integration is expected to be complete by September 30, 2013. The TelWorx acquisition has been challenging for the Company. Subsequent to the acquisition the Company discovered accounting irregularities in the operation which the Company believes were either at the direction of or with the knowledge of senior management of the operation. The Company conducted an investigation and as a result, separated the general manager of the TelWorx operation and other personnel involved in the accounting irregularities from the Company, declared the historical pre-acquisition TelWorx financial statements filed pursuant to Regulation S-X should not be relied upon, and concluded as of December 31, 2012 that the Company has a material weakness in its disclosure controls related to the Telworx accounting irregularities. Additionally, unrelated to the accounting irregularities, the Company determined that the projected revenue, anticipated margins, and future cash flows of the TelWorx business were significantly lower at the annual goodwill test date of October 31, 2012 than at the acquisition date. The decline resulted in the impairment in the fourth quarter of 2012 of all of the $12.5 million of goodwill associated with the business. See Footnote 8 Acquisition of TelWorx Communications LLC, Item 4: Controls and Procedures, and management’s discussion and analysis of liquidity and working capital resources for more details.

Introduction

PCTEL is a global leader in propagation and optimization solutions for the wireless industry. PCTEL develops and distributes innovative antenna and engineered site solutions and designs and develops software-based radios (scanning receivers) and provides related RF engineering services for wireless network optimization.

Revenue growth for antenna products and engineered site solutions is driven by emerging wireless applications in the following markets: public safety, military, and government applications; supervisory control and data acquisition (“SCADA”), health care, energy, smart grid and agricultural applications; indoor wireless, wireless backhaul, and cellular applications. Revenue growth for scanning receiver products, interference management products, and optimization services is driven by the deployment of new wireless technology and the need for wireless networks to be tuned and reconfigured on a regular basis.

We have an intellectual property portfolio related to antennas, the mounting of antennas, and scanning receivers. These patents are being held for defensive purposes and are not part of an active licensing program.

Effective January 1, 2013, we operate in two new segments for reporting purposes. Our Connected Solutions segment includes our antenna and engineered site solutions. Our RF Solutions segment includes our scanning receivers, related RF engineering services, and, until April 30, 2013, PCTEL Secure. Each of our segments has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of our accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. We manage our balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment. As of January 1, 2013 our chief operating decision maker uses the profit and loss results through operating profit and identified assets for the Connected Solutions and RF Solutions segments to make operating decisions. The segment information presented in the financial statements restates history for the new Connected Solutions and RF Solution segments on a consistent basis with the current period.

Results of Operations

Three Months Ended March 31, 2013 and 2012

(in thousands)

Revenues

	Three Months Ended March 31
	2013	2012	$ Change	% Change
Connected Solutions	$19,354	$13,167	$6,187	47.0%
RF Solutions	$5,774	$3,998	1,776	44.4%
Consolidating	($55)	($4)	(51)	N/M

Total	$25,073	$17,161	$7,912	46.1%

Revenues increased 46.1% in the three months ended March 31, 2013 compared to the same period in 2012. Connected Solutions revenues increased 47.0% due to the addition of revenues from the TelWorx acquisition and due to growth in antenna product revenues. Revenues for RF Solutions increased 44.4% due to higher revenues for both services and scanning receiver products.

Gross Profit

	Three Months Ended March 31
	2013	% of Revenues	2012	% of Revenues
Connected Solutions	$6,012	31.1%	$4,399	33.4%
RF Solutions	3,580	62.0%	2,763	69.1%
Consolidating	6	N/M	16	N/M

Total	$9,598	38.3%	$7,178	41.8%

The gross profit percentage of 38.3% for the three months ended March 31, 2013 was 3.5% lower than the comparable period in fiscal 2012. The gross profit percentage for Connected Solutions declined compared to the prior year first quarter because of the addition of lower margin TelWorx revenues. The gross profit percentage declined for RF Solutions compared to the prior year first quarter because lower margin service revenues increased at a higher rate than the higher margin scanning receiver products.

Research and Development

	Three Months Ended March 31
	2013	2012	$ Change	% Change
Connected Solutions	$1,136	$1,077	$59	5.5%
RF Solutions	1,487	1,730	(243)	-14.0%

Total	$2,623	$2,807	($184)	-6.6%

Research and Development expense as % of Revenues	10%	16%

Research and development expenses decreased approximately $0.2 million for the three months ended March 31, 2013 compared to the comparable period in 2012. Research and development expenses increased 5.5% for Connected Solutions in the three months ended March 31, 2013 compared to the prior period, due to expenses for the TelWorx business. Research and development expenses declined by $0.2 million for RF Solutions in the three months ended March 31, 2013 compared to the prior year primarily due to reduced investments for PCTEL Secure.

Sales and Marketing

	Three Months Ended March 31
	2013	2012	$ Change	% Change
Connected Solutions	$2,193	$1,717	$476	27.7%
RF Solutions	827	799	28	3.5%

Total	$3,020	$2,516	$504	20.0%

Sales and Marketing expense as % of Revenues	12%	15%

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses increased approximately $0.5 million for Connected Solutions for the three months ended March 31, 2013 compared to the same period in fiscal 2012primarily due to expenses related to the TelWorx business acquired in July 2012. Sales and marketing expenses for RF Solutions was approximately the same as the prior year for the three months ended March 31, 2013 compared to the prior year.

General and Administrative

	Three Months Ended March 31
	2013	2012	$ Change	% Change
Connected Solutions	$429	$226	$203	89.8%
RF Solutions	206	159	47	29.6%
Centralized expenses	4,044	2,367	1,677	70.8%

Total	$4,679	$2,752	$1,927	70.0%

General and administrative expense as % of Revenues	19%	16%

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses increased $1.9 million for the three months ended March 31, 2013 compared to the same period in fiscal 2012. General and administrative expenses increased $0.2 million for Connected Solutions primarily due to the addition of expenses for TelWorx business acquired in July 2012. Within our centralized expenses, the increase of $1.7 million is primarily because we incurred $1.4 million of professional fees associated with the TelWorx investigation. See Note 11to the consolidated financial statements for more information related to the TelWorx investigation.

Amortization of Other Intangible Assets

	Three Months Ended March 31
	2013	2012	$ Change	% Change
Connected Solutions	$395	$322	$73	22.7%
RF Solutions	210	423	(213)	-50.4%

Total	$605	$745	($140)	-18.8%

Amortization expense of intangible assets as % of Revenues	2%	4%

Amortization decreased approximately $0.1 million during the three months ended March 31, 2013 compared to the same period in 2012. Amortization expense increased for Connected Solutions due to the acquisition of TelWorx in July 2012. Amortization expense decreased for RF Solutions because we impaired all remaining intangible assets of PCTEL Secure in December 2012.

Restructuring Charges

	Three Months Ended March 31
	2013	2012	$ Change
Connected Solutions	$101	$0	$101
RF Solutions	0	0	0

Total	$101	$0	$101

Restructuring expense as % of Revenues	0.4%	0.0%

We are integrating the TelWorx business with the antenna business in our Connected Solutions segment. As part of the integration, we announced the termination of 17 PCTelWorx employees in March 2013. Three employees were separated in March 2013 and the remaining employees will be terminated by September 30, 2013. The restricting expense during the three months ended March 31, 2013, we recorded restructuring expense for employee severance benefits. We are in process of evaluating the PCTelWorx products and services. We anticipate that we will record additional restructuring expense in the second and third quarters of 2013 between $0.3 million and $0.5 million for severance and asset disposals.

Other Income, Net

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Other income, net	$4,332	$75
Percentage of revenues	17.3%	0.4%

Other income, net consists of interest income, foreign exchange gains and losses, and investment income. For the three months ended March 31, 2013, other income, net includes $4.3 million of other income, $19 of interest income, $6 of interest expense, and $11 of foreign exchange losses. Other income of $4.3 million represents the net gain related to the TelWorx settlement. For the three months ended March 31, 2012, other income, net includes $44 of interest income, $41 of income related to share-based payments for key contributors of PCTEL Secure, and $10 of foreign exchange losses. Since we were a noncontributing investor to the share-based payment arrangements, we recognized income equal to the amount that our interest in the subsidiary’s equity increased as a result of the disproportionate funding of the share-based compensation costs.

Benefit for Income Taxes

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Expenses (benefit) for income taxes	$1,037	($456)
Effective tax rate	35.7%	(29.1%)

The effective tax rate for the three months ended March 31, 2013 differed from the statutory rate of 34% by approximately 2% primarily because of state income taxes

The effective tax rate for the three months ended March 31, 2012 differed from the statutory rate of 34% by approximately 5%, primarily because of the noncontrolling interest of PCTEL Secure.

We maintain valuation allowances due to uncertainties regarding realizability. At March 31, 2013 and December 31, 2012, we had a $0.7 million valuation allowance on our deferred tax assets. The valuation allowance primarily relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. While we recorded a net loss during the three months ended March 31, 2012, our long-term forecasts continue to support the realization of our deferred tax assets. Our domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets.

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

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net loss attributable to noncontrolling interests	$0	$353

There is no noncontrolling interest for the three months ended March 31, 2013 because we owned 100% of PCTEL Secure as of July 2, 2012. On May 29, 2012, we purchased an additional 19% membership interest and on July 2, 2012 we purchased the remaining 30% membership in PCTEL Secure from Eclipse Design Technologies, Inc. (“Eclipse”). The net loss attributable to noncontrolling interests represents 49% of the net loss of PCTEL Secure for the three months ended March 31, 2012.

Stock-based compensation expense

The condensed consolidated statements of operations include $0.6 million and $0.7 million of stock-based compensation expense for the three months ended March 31, 2013 and 2012, respectively. Stock-based compensation expense for the three months ended March 31, 2013 consists of $0.6 million for restricted stock awards, and $59 for stock option and stock purchase plan expenses. Stock-based compensation expense for the three months ended March 31, 2012 consists of $0.6 million for restricted stock awards, and $0.1 million for stock option and stock purchase plan expenses.

We did not capitalize any stock-based compensation expense during the three months ended March 31, 2013 or 2012.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2013	2012
Cost of revenues	$85	$104
Research and development	147	140
Sales and marketing	106	130
General and administrative	286	324

Total	$624	$698

Liquidity and Capital Resources

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$1,865	($1,111)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	2,020	910
Changes in operating assets and liabilities	(2,155)	241

Net cash provided by operating activities	1,730	40
Net cash used in investing activities	(3,409)	(1,373)
Net cash used in financing activities	(266)	(251)

	March 31,	December 31,
	2013	2012
Cash and cash equivalents at the end of period	$15,594	$17,559
Short-term investments at the end of period	36,407	33,596
Working capital at the end of period	$76,235	$74,399

Liquidity and Capital Resources Overview

At March 31, 2013, our cash and investments were approximately $52.0 million and we had working capital of $76.2 million. Our cash and investments were approximately $0.8 million higher at March 31, 2013 compared to December 31, 2012 because we received the $4.3 million settlement related to the TelWorx acquisition, offsetting cash used with the contraction of our current liabilities on our balance sheet. We also used $0.6 million of cash for capital expenditures and $0.6 million of cash for payment of dividends, offsetting $0.4 million from issuance of common stock.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. Within investing activities, capital spending historically ranges between 3% and 5% of our revenues and the primary use of capital is for manufacturing and development engineering requirements. Our capital expenditures during the three months ended March 31, 2013 were approximately 2% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balance from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the ESPP and have historically used funds to repurchase shares of our common stock through our share repurchase programs. We are now paying quarterly dividends and has also reinstated a stock buyback program to be used later in 2013. Whether this activity results in our being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year.

On March 13, 2013 the Company disclosed on Form 8-K/A that it had discovered accounting misstatements in the TelWorx pre-acquisition audited financial statements for the years ended December 31, 2010 and 2011, as well as the unaudited pro-forma financial statements for the three month periods ending March 31, 2012 and June 30, 2012. The Company concluded that those financial statements could no longer be relied upon. The audited financial statements are required under Rule 3-05 of Regulation S-X and the pro-forma financial statements are required under Article 11 of Regulation S-X. Until such time as the Company is able to file restated pre-acquisition financial statements for the periods required, or through the passage of the appropriate period of time of which the TelWorx operations are included in the Company’s financial statements, the Company will not be in a position to have the Securities and Exchange Commission declare effective any registration statements or post-effective amendments. It may take an extended period of time for the Company to comply with the requirements and during that time the Company would be unable to raise capital through the issuance of common stock to fund its operations and acquisitions. This inability could adversely affect the Company’s liquidity, results of operations and the funding of acquisitions using common shares.

The Company currently has open an S-8 registration statement covering its employee stock plan. There are no other open registration statements and management has no plans at this time to pursue a registration statement once the matter is resolved. Management believes that the Company’s current financial position which includes $52.0 million in cash and investments, and no debt, combined with its historic ability to generated free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support its operations as well as funding for potential acquisitions through at least 2013.

Operating Activities:

Operating activities provided $1.7 million of cash during the three months ended March 31, 2013 as we generated $3.9 million of cash from our income statement activities but used $2.2 million of cash with our balance sheet activities. We used $0.9 million for payroll taxes related to stock-based compensation. The tax payments related to our stock issued for restricted stock awards and performance shares. On the balance sheet, we used cash of $3.5 million because of reductions in accounts payable. Payables declined due to reductions in inventories and due to the timing of vendor purchases in the quarter ended March 31, 2013 compared to the quarter ended December 31, 2012. We generated cash of 0.7 million from decreases in accounts receivable and inventories, respectively. The $1.0 million decrease in accruals consisted of payments for sales commissions and accrued inventory purchases.

Operating activities provided $40 of cash during the three months ended March 31, 2012 as we generated $241 of cash from our balance sheet activities and used $201 in cash from our income statement activities. We used $1.2 million for payroll taxes related to stock-based compensation. The tax payments related to our stock issued for restricted stock awards and performance shares. On the balance sheet, we generated cash from decreases in accounts receivable and inventories. Accounts receivable declined $1.6 million and inventories declined by $0.7 million due to lower revenues during the quarter ended March 31, 2012 compared to the quarter ended December 31, 2011. The $2.9 million decrease in accruals consisted of payments for cash bonuses, sales commissions, and inventory purchases. We used $2.2 million of cash for bonuses under the 2011 Short Term Incentive Plan (“STIP”) during the three months ended March 31, 2012. Cash bonuses were only $0.9 million for the same period in 2011. Cash bonuses paid in 2012 for the 2011 STIP were higher compared to cash bonuses paid in 2011 for the 2010 STIP because operating results were better in 2011and because bonuses to executives under the 2010 STIP were paid 50% in cash and 50% in stock.

Investing Activities:

Our investing activities used $3.4 million of cash during the three months ended March 31, 2013 as we used $2.8 million in our investment activity and $0.6 million for capital expenditures. Redemptions and maturities of our investments in short-term bonds during the three months ended March 31, 2013 provided $22.0 million in funds. We rotated $24.8 million of cash into new short-term and long-term bonds during the three months ended March 31, 2013.

Our investing activities used $1.4 million of cash during the three months ended March 31, 2012 as we used $0.7 million in our investment activity and $0.7 million for capital expenditures. Redemptions and maturities of our investments in short-term bonds during the three months ended March 31, 2012 provided $16.4 million in funds. We rotated $17.1 million of cash into new short-term and long-term bonds during the three months ended March 31, 2012. Our capital expenditures included $0.5 million for our ERP project which was completed in the third quarter 2012.

Financing Activities:

We used $0.3 million in cash for financing activities during the three months ended March 31, 2013. We paid $0.6 million for a cash dividend paid in February 2013 and we received $0.4 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.

We used $0.3 million in cash for financing activities during the three months ended March 31, 2012. We paid $0.5 million for a cash dividend paid in February 2012 and we received $0.3 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.

Contractual Obligations and Commercial Commitments

As of March 31, 2013, we had operating lease obligations of approximately $5.1 million through 2020. Operating lease obligations consist of $5.0 million for facility lease obligations and $0.1 million for equipment leases. Our lease obligations were $4.9 million at December 31, 2012.

During the first quarter 2013, we extended the lease for our Pryor, Oklahoma facility through April 2015 and we extended the lease for our Beijing design center through June 2016.

We had purchase obligations of $7.6 million and $9.9 million at March 31, 2013 and December 31, 2012, respectively. These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet. We had a liability of $1.4 million related to income tax uncertainties at March 31, 2013 and December 31, 2012, respectively. We do not know when this liability will be satisfied.

Critical Accounting Policies and Estimates

We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012 (the “2012 Annual Report on Form 10-K”). There have been no material changes in any of our critical accounting policies since December 31, 2012. See Note 2 in the Notes to the Condensed Consolidated Financial Statements for discussion on recent accounting pronouncements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2012 Annual Report on Form 10-K (Item 7A). As of May 14, 2013, there have been no material changes in this information.

Item 4: Controls and Procedures

Changes in Internal Controls:

There was a material weakness in internal controls described in Item 9A of the Company’s December 31, 2012 10-K filed on April 2, 2013. Following the closing of the TelWorx acquisition, the Company’s management became aware of irregularities with respect to the TelWorx pre-acquisition financial statements that impacted the Company’s financial statements subsequent to the acquisition. In addition, we discovered irregularities reported in the financial statements reported subsequent to the acquisition. These irregularities were first disclosed on Form 8-K/A, Item 8.01, filed March 13, 2013. They were discovered in part through an internal review conducted in connection with the calculation of post-closing purchase price adjustments and in part due to anonymous tips received after the internal review began. Specifically, the detection of accounting irregularities reported in the financial statements reported subsequent to the acquisition, primarily affecting the recording of revenue, by senior management of the Company’s TelWorx operation, and our inability to detect these post acquisition irregularities in a timely manner represented a material weakness in our internal controls. The Company acquired TelWorx on July 9, 2012 and expects to complete the process of integrating the operation into its financial reporting systems during 2013.

Remediation Plan:

As a result of the TelWorx investigation, the general manager of TelWorx operation and other personnel involved in the accounting irregularities were separated from the Company on December 20, 2012 and in January 2013. Effective with the three months ended December 31, 2012, the Company had instituted a process of performing substantive tests on sales transactions in its TeIWorx operation and all future acquisitions. These procedures are in addition to the segregation of duties that are in place over the operational and financial systems. Specifically, the Company performs an internal audit of all significant sales transactions from the TelWorx operation by tracing them back to customer commitment and proof of delivery documentation. The audit dollar coverage obtained is approximately 60% of the operation’s revenue. No further irregularities have been detected. The cost incurred to perform these internal audit procedures is not material. These substantive procedures will be in effect until the TelWorx operation, and any future acquisitions, are integrated into the Company’s total control and evaluation process and becomes subject to the Company’s assertion under Section 404 of the Sarbanes-Oxley Act of 2002. These procedures were repeated in the three months ended March 31, 2013. The Company will not consider the material weakness to be remediated until such time as the TelWorx operations are integrated into the Company’s total control and evaluation process, which is expected to occur no later than the quarter ended September 30, 2013. The controls integration is being done in conjunction with the operational integration of the TelWorx operations into the Company’s Connected Solutions segment. See Footnote 11 - Restructuring for further information on the timing and cost of the integration. The separate cost of the controls integration is not expected to be material.

Evaluation of Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, that the material weakness in internal controls described in Item 9A of the Company’s December 31, 2012 10-K related to its TelWorx operations is not remediated as of the end of the period covered by this Quarterly Report on Form l0-Q. As a result of this material weakness, management has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission rules and forms.

PART II Other Information

Item 1: Legal Proceedings

TelWorx Acquisition

As further described in Note 11 to the consolidated financial statements, following the closing of the Telworx acquisition, the Company became aware of accounting irregularities with respect to the acquired Telworx business and the Company self-reported to the SEC. Since our self-report, the SEC has notified the Company that the SEC has commenced a formal investigation into the TelWorx matters. We have been cooperating fully with the SEC.

Item 1A: Risk Factors

Factors That May Affect Our Business, Financial Condition and Future Operating Results

There has been one material change with respect to the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012.

Risks Related to Our Business

The Company is not currently in a position to have an effective registration statement or post-effective amendment through which it can issue new common shares which could have an adverse impact on our business, liquidity, and results of operations.

On March 13, 2013 the Company disclosed on Form 8-K/A that it had discovered accounting misstatements in the TelWorx pre-acquisition audited financial statements for the years ended December 31, 2010 and 2011, as well as the unaudited pro-forma financial statements for the three month periods ending March 31, 2012 and June 30, 2012. The Company concluded that those financial statements could no longer be relied upon. The audited financial statements are required under Rule 3-05 of Regulation S-X and the pro-forma financial statements are required under Article 11 of Regulation S-X. Until such time as the Company is able to file restated pre-acquisition financial statements for the periods required, or through the passage of the appropriate period of time of which the TelWorx operations are included in the Company’s financial statements, the Company will not be in a position to have the Securities and Exchange Commission declare effective any registration statements or post-effective amendments. It may take an extended period of time for the Company to comply with the requirements and during that time the Company would be unable to raise capital through the issuance of common stock to fund its operations and acquisitions. This inability could adversely affect the Company’s liquidity, results of operations and the funding of acquisitions using common shares.

The Company currently has open an S-8 registration statement covering its employee stock plan. There are no other open registration statements and management has no plans at this time to pursue a registration statement once the matter is resolved. Management believes that the Company’s current financial position which includes $52.0 million in cash and investments, and no debt, combined with its historic ability to generated free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support its operations as well as funding for potential acquisitions through at least 2013.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.	Description	Reference

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	The following materials from PCTEL, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.

a Delaware corporation

/s/ Martin H. Singer
Martin H. Singer
Chief Executive Officer

Date: May 15, 2013