Form 10-Q
period 2013-06-30
PC TEL INC
filed 2013-08-09
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

☐ Large accelerated filer		☒ Accelerated filer

☐ Non-accelerated filer	(do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,465,275 as of August 6, 2013

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2013

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$18,330	$17,543
Short-term investment securities	33,151	33,596
Accounts receivable, net of allowance for doubtful accounts of $239 and $222 at June 30, 2013 and December 31, 2012, respectively	18,337	18,586
Inventories, net	16,108	17,573
Deferred tax assets, net	1,484	1,484
Prepaid expenses and other assets	1,164	2,160

Total current assets	88,574	90,942

Property and equipment, net	14,671	14,775
Goodwill	161	161
Intangible assets, net	5,795	7,004
Deferred tax assets, net	12,989	14,034
Other noncurrent assets	1,727	1,636
Assets of discontinued operations	0	18

TOTAL ASSETS	$123,917	$128,570

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$5,752	$10,557
Accrued liabilities	5,751	5,899

Total current liabilities	11,503	16,456

Contingent consideration	0	1,130
Other long-term liabilities	2,781	2,736
Liabilities of discontinued operations	0	103

	2,781	3,969

Total liabilities	14,284	20,425

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,445,099 and 18,514,809 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	18	19
Additional paid-in capital	141,122	140,388
Accumulated deficit	(31,675)	(32,410)
Accumulated other comprehensive income	168	148

Total equity	109,633	108,145

TOTAL LIABILITIES AND EQUITY	$123,917	$128,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES	$26,746	$19,993	$51,818	$37,154
COST OF REVENUES	16,198	11,323	31,672	21,306

GROSS PROFIT	10,548	8,670	20,146	15,848

OPERATING EXPENSES:
Research and development	2,683	2,215	5,233	4,531
Sales and marketing	3,054	2,573	6,075	5,082
General and administrative	3,825	2,656	8,456	5,389
Amortization of intangible assets	604	542	1,209	1,084
Restructuring charges	124	0	225	0

Total operating expenses	10,290	7,986	21,198	16,086

OPERATING INCOME (LOSS)	258	684	(1,052)	(238)
Other income, net	57	39	4,389	73

INCOME (LOSS) BEFORE INCOME TAXES	315	723	3,337	(165)
Expense (benefit) for income taxes	128	278	1,198	(54)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	187	445	2,139	(111)

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT	(22)	(774)	(109)	(1,098)

NET INCOME (LOSS)	$165	($329)	$2,030	($1,209)

Earnings (Loss) per Share from Continuing Operations:
Basic	$0.01	$0.03	$0.12	($0.01)
Diluted	$0.01	$0.03	$0.12	($0.01)

Earnings (Loss) per Share from Discontinued Operations:
Basic	$0.00	($0.04)	($0.01)	($0.06)
Diluted	$0.00	($0.04)	($0.01)	($0.06)

Earnings (Loss) per Share:
Basic	$0.01	($0.02)	$0.11	($0.07)
Diluted	$0.01	($0.02)	$0.11	($0.07)

Weighed Average Shares:
Basic	17,790	17,404	17,731	17,317
Diluted	18,075	17,404	17,973	17,317

Cash dividend per share	$0.035	$0.030	$0.070	$0.060

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

NET INCOME (LOSS)	$165	($329)	$2,030	($1,209)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign Currency Translation Adjustments	25	(15)	20	(12)

COMPREHENSIVE INCOME (LOSS)	$190	($344)	$2,050	($1,221)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE, JANUARY 1, 2013	$19	$140,388	($32,410)	$148	$108,145

Stock-based compensation	0	1,722	0	0	1,722
Issuance of shares for stock purchase and option plans	0	383	0	0	383
Cancellation of shares for payment of withholding tax	(1)	(942)	0	0	(943)
Repurchase of common stock	0	(435)	0	0	(435)
Dividend	0	6	(1,295)	0	(1,289)
Net income	0	0	2,030	0	2,030
Change in cumulative translation adjustment, net	0	0	0	20	20

BALANCE, JUNE 30, 2013	$18	$141,122	($31,675)	$168	$109,633

The accompanying notes are an integral part of these consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net income (loss)	$2,030	($1,209)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	109	1,098
Depreciation and amortization	2,554	2,217
Stock-based compensation	1,721	1,638
(Gain) loss on disposal/sale of property and equipment	(1)	4
Restructuring costs	126	0
Payment of withholding tax on stock based compensation	(943)	(1,190)
Deferred tax provision	1,045	0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	255	(240)
Inventories	1,501	166
Prepaid expenses and other assets	913	804
Accounts payable	(4,833)	439
Income taxes payable	4	306
Other accrued liabilities	(1,609)	(2,592)
Deferred revenue	99	38

Net cash provided by operating activities	2,971	1,479

Investing Activities:
Capital expenditures	(1,281)	(1,669)
Proceeds from disposal of property and equipment	1	0
Purchases of investments	(38,830)	(26,319)
Redemptions/maturities of short-term investments	39,275	37,478
Purchase of assets/businesses, net of cash acquired	0	(931)

Net cash provided by (used in) investing activities	(835)	8,559

Financing Activities:
Proceeds from issuance of common stock	383	294
Payments for repurchase of common stock	(435)	0
Cash dividends	(1,289)	(1,097)

Net cash used in financing activities	(1,341)	(803)

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(17)	(864)
Net cash provided by investing activities	1	1
Net cash provided by financing activities	0	0

Net decrease in cash and cash equivalents	779	8,372
Effect of exchange rate changes on cash	(8)	0
Cash and cash equivalents, beginning of year	17,559	19,418

Cash and Cash Equivalents, End of Period	$18,330	$27,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six months Ended June 30, 2013 (Unaudited)

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

PCTEL was incorporated in California in 1994 and reincorporated in Delaware in 1998. Our principal executive offices are located at 471 Brighton Drive, Bloomingdale, Illinois 60108. Our telephone number at that address is (630) 372-6800 and our website is www.pctel.com. The information within, or that can be accessed, through our website is not part of this report.

Segment Reporting

Effective January 1, 2013, PCTEL operates in two new segments for reporting purposes. The Company’s Connected Solutions segment includes its antenna and engineered site solutions. Its RF Solutions segment includes its scanning receivers and related RF engineering services. Each of the segments has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment. As of January 1, 2013, the Company’s chief operating decision maker uses the profit and loss results through operating profit and identified assets for the Connected Solutions and RF Solutions segments to make operating decisions. The 2012 segment information presented in the financial statements has been presented on a retrospective basis reflecting the new Connected Solutions and RF Solution segments on a consistent basis with the current period.

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

The Company established its current antenna and site solutions product portfolio with a series of acquisitions. In 2004, the Company acquired MAXRAD, Inc. (“MAXRAD”), as well as certain product lines from Andrew Corporation (“Andrew”), which established its core product offerings in Wi-Fi, LMR and GPS. Over the next several years we added additional capabilities within those product lines and additional served markets with the acquisition of certain assets from Bluewave Antenna Systems, Ltd (“Bluewave”) in 2008, and the acquisitions of Wi-Sys Communications, Inc (“Wi-Sys”) in 2009, Sparco Technologies, Inc. (“Sparco”) in 2010, and certain assets of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC, and TowerWorx International, Inc., in July 2012.

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

The condensed consolidated balance sheet as of June 30, 2013 and the condensed consolidated statements of operations, statements of comprehensive loss, and cash flows for the three and six months ended June 30, 2013 and 2012, respectively, are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2012.

On April 30, 2013, the Company divested all material assets associated with PCTEL Secure’s ProsettaCore™ technology to Redwall Technologies, LLC (“Redwall”), a development organization that specializes in mobile security, military and defense projects and systems, and critical national infrastructure. Under the terms of the agreement, Redwall acquired the server and device software (the “Software”), the underlying IP, and complete development responsibility for the security products. At the closing of the divestiture, the Company received no upfront cash payment, but has the right to receive a royalty of 7% of the net sale price of each future sale or license of the Software and each provision of services related to the Software, if any. Under the agreement, royalties will not exceed $10 million in the aggregate. In accordance with accounting for discontinued operations, the consolidated financial statements separately reflect the results of PCTEL Secure as discontinued operations for all periods presented. The prior period results have been restated to reflect this accounting treatment.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended

December 31, 2012 (“the 2012 Form 10-K”). There were no changes in the Company’s significant accounting policies during the six months ended June 30, 2013. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2012 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2012 Form 10-K. The results for the operations for the period ended June 30, 2013 may not be indicative of the results for the period ending December 31, 2013.

Foreign Currency Translation

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $5 and $7 for the three months ended June 30, 2013 and 2012, respectively. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $16 and $17 for the six months ended June 30, 2013 and 2012, respectively.

Recent Accounting Guidance

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in the update require an entity to report the effect of significant respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference other disclosures. The amendments in this update are effective prospectively for reporting periods after December 15, 2012. The adoption of this update did not have a material effect on our financial position, results of operations or cash flows.

2. Fair Value of Financial Instruments

The Company follows accounting pronouncements for Fair Value Measurements and Disclosures , which establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic Earnings Per Share computation:
Numerator:
Net income (loss) from continuing operations	$187	$445	$2,139	($111)
Net loss from discontinued operations	(22)	(774)	(109)	(1,098)
Net income (loss)	165	(329)	2,030	(1,209)

Denominator:
Common shares outstanding	17,790	17,404	17,731	17,317

Earnings per common share - basic
Net income (loss) from continuing operations	$0.01	$0.03	$0.12	($0.01)
Net loss from discontinued operations	($0.00)	($0.04)	($0.01)	($0.06)
Net income (loss)	$0.01	($0.02)	$0.11	($0.07)

Diluted Earnings Per Share computation:

Denominator:
Common shares outstanding	17,790	17,404	17,731	17,317
Restricted shares subject to vesting	213	*	170	*
Common stock option grants	72	*	72	*

Total shares	18,075	17,404	17,973	17,317

Earnings per common share - diluted
Net income (loss) from continuing operations	$0.01	$0.03	$0.12	($0.01)
Net loss from discontinued operations	($0.00)	($0.04)	($0.01)	($0.06)
Net income (loss)	$0.01	($0.02)	$0.11	($0.07)

*	As denoted by “*” in the table above, the weighted average common stock option grants, performance shares and restricted shares of 229,000 and 389,000 for the three and six months ended June 30, 2012, respectively, were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consist of the following:

	June 30,	December 31,
	2013	2012
Cash	$13,349	$13,043
Cash equivalents	4,981	4,500
Short-term investments	33,151	33,596

	$51,481	$51,139

Cash and Cash equivalents

At June 30, 2013, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At June 30, 2013 and December 31, 2012, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA rated money market funds to those invested 100% in either short-term U.S. Government Agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable amount of $250,000.

At June 30, 2013, the Company had $13.3 million in cash and $2.4 million in cash equivalents and at December 31, 2012, the Company had $13.0 million in cash and $4.5 million in cash equivalents. The Company had $0.8 million of cash and cash equivalents in foreign bank accounts at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, the Company has no intentions of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner and it may also be exposed to foreign currency fluctuations and taxes.

Investments

At June 30, 2013 and December 31, 2012, the Company’s short-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, and AA or higher rated corporate bonds all classified as held-to-maturity.

At June 30, 2013 the Company had invested $11.4 million in pre-refunded municipal bonds, $11.0 million in AA rated or higher corporate bonds, $8.3 million in U.S. government agency bonds, and $2.4 million in certificates of deposit. The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities. The bonds, classified as short-term investments, have original maturities greater than 90 days and mature in less than one year. At June 30, 2013, the Company had no investments classified as long-term investment securities. The Company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains were $6 at June 30, 2013. Approximately 14% of the Company’s bonds were protected by bond default insurance at June 30, 2013.

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

Cash equivalents, Level 1 and Level 2 investments measured at fair value were as follows at June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other cash equivalents	$4,981	$0	$0	$4,981	$4,500	$0	$0	$4,500
Investments:
Certificates of deposit	2,393	0	0	2,393	5,062	0	0	5,062
US government agency bonds	0	8,291	0	8,291	0	8,498	0	8,498
Municipal bonds	0	11,450	0	11,450	0	10,162	0	10,162
Corporate debt securities	0	11,023	0	11,023	0	9,880	0	9,880

Total	$7,374	$30,764	$0	$38,138	$9,562	$28,540	$0	$38,102

5. Goodwill and Intangible Assets

Goodwill

The Company had goodwill of $0.2 million at June 30, 2013 and December 31, 2012, respectively. In July 2012, the Company recorded goodwill of $12.5 million with the acquisition of assets related to the TelWorx business. In conjunction with the annual evaluation of goodwill in the fourth quarter 2012, the Company recorded an impairment of goodwill of $12.5 million with respect to the TelWorx acquisition.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of June 30, 2013 and December 31, 2012 are as follows:

	June 30,			December 31,
	2013			2012
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$17,381	$13,425	$3,956	$17,381	$12,463	$4,918
Patents and technology	7,878	7,452	426	7,878	7,378	500
Trademarks and trade names	3,988	2,720	1,268	3,988	2,575	1,413
Other	3,301	3,156	145	3,301	3,128	173

	$32,548	$26,753	$5,795	$32,548	$25,544	$7,004

The $1.2 million decrease in the net book value of intangible assets at June 30, 2013 compared to December 31, 2012 reflects amortization expense of $1.2 million recorded for the six months ended June 30, 2013. For the year ended December 31, 2012, intangible assets decreased $2.3 million, which consisted of amortization expense of $3.2 million and impairment charges of $1.0 million for PCTEL Secure, net of the addition of $1.9 million of intangible assets acquired from TelWorx in July 2012,

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

6. Balance Sheet Information

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 60 days. The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $0.2 million at June 30, 2013 and at December 31, 2012. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing. Inventories as of June 30, 2013 and December 31, 2012 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The Company had consigned inventory with customers of $1.2 million at June 30, 2013 and at December 31, 2012, respectively. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $2.0 million at June 30, 2013 and December 31, 2012, respectively.

Inventories consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Raw materials	$9,627	$12,226
Work in process	1,025	789
Finished goods	5,456	4,558

Inventories, net	$16,108	$17,573

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

Property and equipment consists of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Building	$6,207	$6,207
Computers and office equipment	10,434	9,968
Manufacturing and test equipment	10,181	9,495
Furniture and fixtures	1,209	1,256
Leasehold improvements	600	519
Motor vehicles	150	150

Total property and equipment	28,781	27,595
Less: Accumulated depreciation and amortization	(15,880)	(14,590)
Land	1,770	1,770

Property and equipment, net	$14,671	$14,775

Depreciation and amortization expense was approximately $0.7 Million and $0.5 million for the three months ended June 30, 2013 and 2012 and $1.3 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.

Liabilities

Accrued liabilities consist of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Inventory receipts	$1,419	$2,191
Payroll, bonuses, and other employee benefits	1,245	859
Paid time off	1,164	1,067
Employee stock purchase plan	293	276
Warranties	244	270
Deferred liabilities	226	127
Professional fees	177	268
Real estate taxes	165	170
Restructuring	75	0
Sales tax	69	156
Other	674	515

Total	$5,751	$5,899

Long-term liabilities consist of the following:

	June 30,	December 31,
	2013	2012
Executive deferred compensation plan	$1,718	$1,652
Reserve for uncertain tax positions	842	842
Deferred rent	166	166
Deferred revenues	54	74
Long-term obligations under capital leases	1	2

	$2,781	$2,736

7. PCTEL Secure – discontinued operations

On January 5, 2011, the Company formed PCTEL Secure LLC (“PCTEL Secure”), a joint venture limited liability company, with Eclipse Design Technologies, Inc. (“Eclipse”). PCTEL Secure designed Android-based, secure communication products. The Company contributed $2.5 million in cash on the formation of the joint venture in return for 51% ownership of the joint venture. In return for 49% ownership of the joint venture, Eclipse contributed $2.4 million of intangible assets in the form of intellectual property and a services agreement, including an assembled workforce, to provide services. At the date of formation the weighted average amortization period of the intangible assets acquired was 2.4 years. The Company estimated the fair value and remaining useful lives of the assets.

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

The Company learned through its marketing efforts for PCTEL Secure baseline product that its current distribution channels had limited access to the target software markets, primarily U.S. government agencies. The Company was in active discussions with a number of potential distribution entities with U.S. government agency access through December 31, 2012, and in January 2013 the Company engaged Wunderlich Securities, Inc. to evaluate strategic alternatives for PCTEL Secure, including a further search for a distribution entity that could take its baseline product to market. Based on the lack of success of such efforts, the Company concluded, as of December 31, 2012, that the future potential revenue was indeterminate, resulting in management’s forecast of future undiscounted cash flow to be in a range at or below zero. Based on these revised forecast cash flows, the Company concluded that the intangible assets of PCTEL Secure were impaired at December 31, 2012. The Company recorded intangible asset impairment expense of $1.1 million in December 2012.

On April 30, 2013, the Company divested all material assets associated with PCTEL Secure’s ProsettaCore™ technology to Redwall Technologies, LLC (“Redwall”), a development organization that specializes in mobile security, military and defense projects and systems, and critical national infrastructure. Under the terms of the agreement, Redwall acquired the server and device software (the “Software”), the underlying intellectual property, and complete development responsibility for the related products. At the closing of the divestiture, the Company received no upfront cash payment, but has the right to receive a royalty of 7% of the net sale price of each future sale or license of the Software and each provision of services related to the Software, if any. Under the agreement, royalties are capped at $10 million in the aggregate.

The consolidated financial statements separately reflect the PCTEL Secure operations as discontinued operations for all periods presented. Summary results of operations for the discontinued operations included in the condensed consolidated statement of operations for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Operating expenses	$71	$783	$191	$1,503
Other income, net	0	0	0	(41)
Net loss attributable to noncontrolling interests	0	(334)	0	(686)
Adjustments to redemption value of noncontrolling interests	0	526	0	647

Loss from discontinued operations, before income taxes	(71)	(975)	(191)	(1,423)
Benefit for income tax	(49)	(201)	(82)	(325)

Loss from discontinued operations, net of tax	($22)	($774)	($109)	($1,098)

Income (loss) from discontinued operations per common share:
Basic	($0.00)	($0.04)	($0.01)	($0.06)
Diluted	($0.00)	($0.04)	($0.01)	($0.06)

Weighted average shares:
Basic	17,790	17,404	17,731	17,317
Diluted	18,075	17,404	17,973	17,317

Assets and liabilities classified as discontinued operations held for sale on the condensed consolidated balances sheets as of June 30, 2013 and December 31, 2012 include the following:

	June 30, 2013	December 31, 2012

Cash and cash equivalents	$0	$16
Fixed assets	0	2

Total assets	$0	$18

Accounts payable	$0	$86
Accrued liabilities	0	17

Total liabilities	$0	$103

8. Acquisition of TelWorx Communications LLC

The Company, through its wholly-owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), completed the acquisition of substantially all of the assets and the assumption of certain specified liabilities of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC and TowerWorx International, Inc. (“collectively “TelWorx”), pursuant to an Asset Purchase Agreement dated as of July 9, 2012 among the Company, PCTelWorx, TelWorx and Tim and Brenda Scronce, the principal owners of TelWorx. The business operations associated with these purchased assets are collectively referred to as “TelWorx” in this Form 10-Q. The acquired business is primarily a North Carolina-based business with expertise in delivering wireless and fiber optic solutions into the enterprise, defense, transportation, and the carrier market. The acquired business excels at global procurement, custom engineering of RF solutions, rapid delivery and deployment of systems, and value-added reselling of antennas, related RF components, and other communication elements. The acquisition includes TowerWorx, a provider of mobile towers for defense, industrial wireless, and other applications. The acquisition expands the Company’s products and markets addressed by its antenna and Connected Solutions™ product line. The fair value purchase price for TelWorx was $16.1 million, consisting of $16.0 million in cash paid at closing, $1.1 million of contingent consideration related to an indemnity holdback escrow and potential earn-out at fair value, net of $1.0 million cash recovered from Tim and Brenda Scronce in March 2013 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement and the legal settlement described below.

Following the closing of the acquisition, the Company’s management became aware of accounting irregularities with respect to the TelWorx financial statements, in part through an internal review conducted in connection with the calculation of post-closing purchase price adjustments and in part due to an anonymous tip received after the internal review began. With the oversight of the Audit Committee, management expanded its review into an internal investigation regarding these financial irregularities and outside counsel was retained to assist in the investigation. The Company’s outside counsel then retained a Big Four accounting firm to perform an independent forensic accounting investigation under counsel’s direction. The accounting irregularities in the TelWorx financial statements identified as a result of this investigation are believed to have been directed and/or permitted by management of the TelWorx Entities, principally Tim Scronce and those acting at his direction. The correction of the pre-acquisition accounting misstatements discovered in the investigation are reflected in the pro-forma adjustments in Footnote 4 – Acquisition of TelWorx Communications LLC in the Company’s annual report filed on Form 10-K for the fiscal year ended December 31, 2012 as well as this footnote.

The Company determined the amount of the corrections and the period in which they occurred through the forensic audit performed, which included tracing sales transactions to customer commitments and proof of delivery documents as well as reviewing the cost of sales records and aging of inventory at the acquisition date. The Company was authorized by the Board of Directors to seek restitution from the Scronces and other responsible parties. On March 27, 2013, the Company and the Scronces entered into a legal settlement over claims by the Company relating to the value of the acquisition and the accounting issues summarized above. The Company is still pursuing additional restitution from the other responsible parties. See Footnote 11 – TelWorx Legal Settlement for full details.

The Company, through PCTelWorx, offered employment to all former employees of TelWorx. The key managers entered into employment arrangements that include a non-competition covenant during their employment and for twelve months thereafter. The Company entered into a five-year lease agreement for the continued use of the operating facility and offices in Lexington, North Carolina and a two-year lease for an office facility in Pryor, Oklahoma. In May 2013, the Company gave notice of early termination of the facility lease in Lexington, North Carolina. The termination is effective October 2013. In July 2013, the Company signed a new lease for office space in Lexington, North Carolina. The new five-year lease is effective August 1, 2013.

The following is the allocation of the purchase price for the assets acquired from TelWorx at the date of the acquisition.

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

In the fourth quarter of 2012, the Company subsequently recorded a goodwill impairment of $12.5 million related to its TelWorx acquisition based on the results from our annual test of goodwill impairment conducted as of October 31, 2012. This amount represented the total goodwill associated with the acquisition. The Company considers its purchase accounting for the TelWorx acquisition to have been complete as of the quarter ended December 31, 2012. The chronology of the Company’s change purchase accounting fair value of $16.1 million on July 9, 2012 to a $12.5 million goodwill impairment in the quarter ended December 31, 2012 is as follows:

The Company based its purchase accounting fair value of intangible assets on future projections using the revenue and margin profile of TelWorx’ historical financial statements for 2010, 2011 and the six months ended June 30, 2012. They presented a profile of a business that yielded goodwill of $9.5 million, primarily attributed to the synergies expected to arise for the acquired TelWorx business after the Company’s acquisition of the business and the assembled workforce of the acquired business. The two primary synergies that the Company expected to accrue to the TelWorx business that the Company concluded were not typically available to a market participant were: (1) Increased TelWorx revenue as a result of customer confidence resulting from being part of a public company with significant cash and investments available for working capital with no debt. The vast majority of the competitors in the antenna and site solution market are smaller private companies with limited working capital and financial resources. (2) Lower raw material costs for TelWorx products as a result of having access to PCTEL’s supply chain for certain products. PCTEL has access through several of its large key customers, with which it has a preferred supplier relationship, to their supply chain and profits from the volume discounts that come with our customer’s significantly larger volume. There were no synergies identified that accrued to PCTEL.

The accounting irregularities discovered in the historical financial statements lowered the historical pre-acquisition sales and margins as well as the post-acquisition sales in the quarter ended September 30, 2012, the quarter in which the acquisition closed. The Company recalculated the allocation of the purchase price using future projections which have a new lower revenue and margin profile. The result was a $3.1 million increase of goodwill up to $12.5 million. At this time the Company remained confident that the acquisition would yield the synergies expected to arise after the acquisition , to which the goodwill was attributed.

The Company performs an annual impairment test of goodwill as of the end of the first month of the fiscal fourth quarter (October 31st), or at an interim date if an event occurs or if circumstances change that would indicate that an impairment loss may have been incurred. In performing our annual impairment test, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If our qualitative assessment is indicative of possible impairment, then a two-step quantitative fair value assessment is performed at the reporting unit level. In the first step, the fair value of each reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment.

During the quarter ended December 31, 2012, the Company observed that the orders in the 2013 sales projections used in the purchase accounting allocation for TelWorx were not converting to sales backlog at a pace that would support the projected 2013 base revenue used in the purchase accounting fair value of the TelWorx business at the acquisition date. Due to the Company’s short order to shipment cycles, such a variance would not become apparent until 60-90 days before 2013 began. Additionally, at the date of the acquisition the Company was not seeing funnel conversion variances in its antenna and site solutions products that operate in similar markets and therefore did not suspect that the site solution products would experience a dissimilar path. Specifically, 2013 base revenue and gross profit used in the Company’s purchase accounting was $18.5 million and $3.2 million (18% of revenue), respectively. At October 31, 2012, based on the Company’s historical order to ship cycle and historical rate of sales funnel conversion to actual sales (50%), there should have been approximately $1.0 million of Q1 2013 deliverable order backlog and a sales funnel of Q1 deliverable sales orders being tracked totaling at least $7.5 million. At October 31, 2012 the backlog was half the target, the sales funnel was 17% below the target, and the gross profit margin on the backlog and funnel were at 16% instead of 18%. All of these were indicators that the business was deteriorating from the projections used at the acquisition date for the purchase accounting. The Company reevaluated the projections and determined that they supported 2013 revenue of $15.0 million, at 16% margin, which was used in the goodwill test calculations, and adopted by the Board of Directors as TelWorx’ contribution to the 2013 Company financial plan. Management concluded the decline in projected revenue and gross margin levels were of a long-term nature. The decline was across a broad range of customers and products. Additionally, the decline in revenue was sufficiently large to not be recoverable in the short term based on historical revenue growth rates for the markets in which the Company’s antenna and site solutions products are sold. The Company considered this significant revenue decline at the annual goodwill test date to be an indicator of goodwill impairment requiring the performance of the two step quantitative fair value assessment, which resulted in a net present value of future cash flows that did not support a goodwill carrying value for this reporting unit. It is not as a result of the accounting irregularities previously discussed.

The following pro forma financial information gives effect to the acquisition of the TelWorx business as if the acquisition had taken place on January 1, 2012. The pro forma financial information for TelWorx was derived from the unaudited historical accounting records of TelWorx.

	(unaudited)	(unaudited)
	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012

REVENUES	$23,841	$44,482
LOSS BEFORE INCOME TAXES	$290	($575)

The Company made pro forma adjustments to the historical TelWorx revenue and earnings before income taxes that reduced revenue by $0.1 million and total combined earnings by $0.2 million for the three months ended June 30, 2012, and that reduced revenue by $0.4 million and total combined earnings by $0.5 million for the six months ended June 30, 2012.

The adjustments were made to apply a correction to the misstatements to revenue and profit before tax contained in the historical pre-acquisition TelWorx financial statements that were discovered in the course of the Company’s internal investigation by the forensic auditors. The forensic auditing procedures that identified the misstatements included the tracing of all significant sales transactions from the TelWorx operation back to customer commitment and proof of delivery documentation. The forensic audit dollar coverage obtained is approximately 50% of the operations’ revenue. Additionally there is also an adjustment to the costs associated with excess and obsolete inventory not used for a year or more at the acquisition date to the appropriate pre-acquisition period, consistent with the policy used by the Company after the acquisition. The forensic accounting procedures included the tracing of all significant inventory items at the date of the acquisition back to historical costing and usage records.

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2012, nor is it necessarily indicative of the Company’s future consolidated results of operations or financial position.

9. Stock-Based Compensation

The condensed consolidated statements of operations include $1.1 million and $1.7 million of stock compensation expense for the three and six months ended June 30, 2013, respectively. Stock compensation expense for the three months ended June 30, 2013 consists of $0.8 million for restricted stock awards, and $0.3 million for stock option and stock purchase plan expenses. Stock compensation expense for the six months ended June 30, 2013 consists of $1.3 million for restricted stock awards, and $0.4 million for stock option and stock purchase plan expenses.

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

The Company did not capitalize any stock compensation expense during the three and six months ended June 30, 2013 or 2012.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenues	$107	$99	$191	$203
Research and development	178	147	322	287
Sales and marketing	154	128	261	257
General and administrative	660	567	947	891

Total continuing operations	1,099	941	1,721	1,638
Discontinued operations	(1)	2	1	2

Total	$1,098	$943	$1,722	$1,640

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

For the three months ended June 30, 2013, the Company issued 13,402 restricted stock awards with grant date fair value of $0.1 million and recorded cancellations of 6,861 shares with grant date fair value of $45. For the six months ended June 30, 2013, the Company issued 13,402 restricted stock awards with grant date fair value of $0.1 million and recorded cancellations of 9,361 shares with grant date fair value of $62.

For the three months ended June 30, 2013, 13,012 restricted shares vested with grant date fair value and intrinsic value of $0.1 million, respectively. For the six months ended June 30, 2013, 352,565 restricted shares vested with grant date fair value of $2.0 million and intrinsic value of $2.6 million.

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

At June 30, 2013, total unrecognized compensation expense related to restricted stock was approximately $1.9 million, net of forfeitures to be recognized through 2016 over a weighted average period of 1.4 years.

The following table summarizes restricted stock activity for the six months ended June 30, 2013:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested Restricted Stock Awards - December 31, 2012	940,685	$6.24
Shares awarded	13,402	7.83
Shares vested	(352,565)	5.79
Shares cancelled	(9,361)	6.60

Unvested Restricted Stock Awards - June 30, 2013	592,161	$6.54

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

During the three months ended June 30, 2013 the Company issued 688,050 stock options with a weighted average grant date value of $2.88. During the six months ended June 30, 2013 the Company issued 689,550 stock options with a weighted average grant date value of $2.88. The Company received proceeds of $13 from the exercise of 1,647 options during the three months ended June 30, 2013. The intrinsic value of these options exercised was $3. The Company received proceeds of $91 from the exercise of 11,841 options during the six months ended June 30, 2013. The intrinsic value of these options exercised was $7. During the three and six months ended June 30, 2013, 19,664 and 111,201 options, respectively, were cancelled or expired.

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

As of June 30, 2013, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $2.4 million, net of estimated forfeitures to be recognized through 2017 over a weighted average period of 1.6 years.

The range of exercise prices for options outstanding and exercisable at June 30, 2013 was $5.50 to $11.84. The following table summarizes information about stock options outstanding under all stock plans at June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.50 - $6.86	115,500	5.02	$6.55	81,954	$6.64
6.87 - 7.93	772,660	6.23	7.26	81,923	7.71
8.07 - 8.63	104,037	2.30	8.55	104,037	8.55
8.76 - 8.76	44,000	2.64	8.76	44,000	8.76
9.09 - 9.09	100,000	2.09	9.09	100,000	9.09
9.11 - 9.12	14,627	2.59	9.12	14,627	9.12
9.16 - 9.16	132,000	3.09	9.16	132,000	9.16
9.19 - 10.25	121,780	2.70	9.70	121,780	9.70
10.46 - 11.00	100,960	1.46	10.72	100,960	10.72
11.01 - 11.84	160,050	0.84	11.49	160,050	11.49

$5.50 - $11.84	1,665,614	4.21	$8.40	941,331	$9.35

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	June 30,
	2013	2012
Dividend yield	1.7%	1.8%
Risk-free interest rate	0.2%	0.4%
Expected volatility	52%	52%
Expected life (in years)	5.6	5.4

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

The intrinsic value and contractual life of the options outstanding and exercisable at June 30, 2013 were as follows:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	4.21	$1,168
Options Exercisable	2.27	$216

The intrinsic value is based on the share price of $8.48 at June 30, 2013.

The following table summarizes the stock option activity for the six months ended June 30, 2013:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Outstanding at December 31, 2012	1,099,106	$9.06
Granted	689,550	7.20
Exercised	(11,841)	7.11
Expired or Cancelled	(88,568)	7.90
Forfeited	(22,633)	6.45

Outstanding at June 30, 2013	1,665,614	$8.40

Exercisable at June 30, 2013	941,331	$9.35

Retention Stock Options

In April 2013, the Company awarded 182,500 retention stock options to executive officers with a weighted average grant date value of $2.83. The actual number of stock options awarded will be based on performance goals for 2013. The options will vest between two and four years beginning in 2014. The Company records expense for these retention stock options based on estimated achievement of the performance goals. The assumptions used for the valuation of these stock options were consistent with the stock options awarded to employees in April 2013.

The following table summarizes the retention stock option activity for the six months ended June 30, 2013:

		Weighted
	Retention	Average
	Options	Exercise
	Outstanding	Price

Outstanding at December 31, 2012	—	$0.00
Granted	182,500	7.16

Outstanding at June 30, 2013	182,500	$7.16

Exercisable at June 30, 2013	—	—

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

During the three and six months ended June 30, 2013, the Company did not grant any performance units and cancelled 147,250 performance units with a grant date fair value of $1.0 million.

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

As of June 30, 2013, there are no unvested performance units. The following table summarizes the performance share activity during the six months ended June 30, 2013:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested Performance Units - December 31, 2012	147,250	$7.04
Units cancelled	(147,250)	7.04

Unvested Performance Units - June 30, 2013	—	$0.00

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

The Company did not issue any time-based restricted stock units and cancelled 1,125 shares with a grant date fair value of $8 during the three and six months ended June 30, 2013. During the three and six months ended June 30, 2013, 3,850 restricted stock units vested with a grant date fair value of $25 and intrinsic value of $28.

The Company issued 5,000 time-based restricted stock units with a fair value of $35 to employees during the six months ended June 30, 2012. During the six months ended June 30, 2012, 2,600 restricted stock units vested with a grant date fair value of $16 and intrinsic value of $20.

As of June 30, 2013, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $29, to be recognized through 2016 over a weighted average period of 1.5 years.

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2013:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested Restricted Stock Units - December 31, 2012	11,925	$6.61
Units vested	(3,850)	6.56
Units cancelled	(1,125)	6.77

Unvested Restricted Stock Units - June 30, 2013	6,950	$6.62

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

Based on the 15% discount and the fair value of the option feature of this plan, the ESPP is considered compensatory. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

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

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority. The Company paid $0.9 million and $1.2 million for withholding taxes related to stock awards during the six months ended June 30, 2013 and 2012, respectively.

Stock Repurchases

All share repurchase programs are authorized by the Company’s Board of Directors and are announced publicly. On March 18, 2013, the Company’s Board of Directors approved a new share repurchase program of $5.0 million. The Company repurchased 59,510 shares at an average price of $7.31 during the three months ended June 30, 2013. At June 30, 2013, the Company had $4.6 million in share value that could still be repurchased under this program.

10. Benefit Plans

Employee Benefit Plans

The Company’s 401(k) plan covers all of the eligible U.S. employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation, up to the statutorily prescribed annual limit. The Company may make discretionary contributions to the 401(k) plan. The Company made employer contributions of $148 and $133 to the 401(k) plan for the three months ended June 30, 2013 and 2012, respectively. The Company made employer contributions of $293 and $302 to the 401(k) plan for the six months ended June 30, 2013 and 2012, respectively.

The Company also contributes to various retirement plans for foreign employees. The Company made contributions to these plans of $63 and $52 for the three months ended June 30, 2013 and 2012 respectively. The Company made contributions to these plans of $123 and $103 for the six months ended June 30, 2013 and 2012, respectively.

Executive Deferred Compensation Plan

The Company provides an Executive Deferred Compensation Plan (“EDCP”) for executive officers, senior managers and directors. Under this plan, the executives may defer up to 50% of salary and up to 100% of cash bonuses. In addition, the Company provides a 4% matching cash contribution which vests depending upon the number of completed years of participation in the EDCP. The executive has a choice of investment alternatives from a menu of mutual funds offered by an insurance company. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the Company’s executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. At June 30, 2013 and December 31, 2012, the deferred compensation obligation was $1.7 million, respectively, included in long-term liabilities in the consolidated balance sheets. The Company funds the obligation related to the EDCP with corporate-owned life insurance policies. At June 30, 2013 and December 31, 2012, the cash surrender value of such policies was $1.7 million and $1.6 million, respectively, included in other noncurrent assets in the consolidated balance sheets. In November 2012, the Company’s Board of Directors authorized the termination of the EDCP. The Company expects the plan to terminate in 2013.

11. Commitments and Contingencies

Leases

The Company has operating leases for office facilities through 2020 and office equipment through 2014. The future minimum rental payments under these leases at June 30, 2013, are as follows:

Year	Amount
2013	$468
2014	760
2015	711
2016	593
2017	478
Thereafter	1,047

Future minimum lease payments	$4,057

The Company has capital leases for office equipment. The office equipment had a cost of $3, accumulated depreciation of $1, and a net book value of $2 as of June 30, 2013.

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount
2013	$1
2014	2

Total minimum payments required:	3
Less amount representing interest:	0

Present value of net minimum lease payments:	$3

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The Company’s allowance for sales returns was $0.2 million at June 30, 2013 and $0.1 million at December 31, 2012, respectively.

The Company offers repair and replacement warranties of typically two years for antenna products and one year for scanning receiver products. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.2 million at June 30, 2013 and $0.3 million at December 31, 2012 and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in the warranty reserves during the six months ended June 30, 2013 and 2012, were as follows:

	Six Months Ended June 30,
	2013	2012
Beginning balance	$270	$249
Provisions for warranty	38	105
Consumption of reserves	(64)	(77)

Ending balance	$244	$277

Restructuring

The Company is integrating the TelWorx business with its Connected Solutions segment. The Company has moved kitting operations and order fulfillment to its Bloomingdale, Illinois facility from the Lexington, North Carolina facility. The Company will move to a smaller Lexington office facility for its sales, procurement, and administrative functions. The Company recorded $0.2 million as restructuring expense during the six months ended June 30, 2013, consisting of employee related costs and asset disposals. As part of the integration, the Company announced the separation of seventeen PCTelWorx employees in March 2013 and one additional employee in June 2013. Through June 30, 2013, fifteen of these employees have been separated. The remaining employees will be separated by September 30, 2013. The Company also recorded $0.3 million in cost of sales for the disposal of TelWorx inventory that was not compatible with the Company’s Bloomingdale facility or Bloomingdale operations.

The following table summarizes the restructuring activity during the six months ended June 30, 2013 and the status of the reserves at June 30, 2013:

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Restructuring	Payments/	June 30,
	2012	Expense	Charges	2013
2013 TelWorx integration:
Employee related costs	$0	$167	($92)	$75
Asset disposals	0	58	(58)	0

Subtotal	0	225	(150)	75

2012 Bloomingdale manufacturing:	1	0	(1)	0

Totals	$1	$225	($151)	$75

There was no restructuring activity during the three and six months ended June 30, 2012.

TelWorx Settlement

On March 27, 2013, the Company, its wholly-owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), and the TelWorx Parties (as defined below) entered into an Amendment (the “Amendment”) to the Asset Purchase Agreement dated July 9, 2012 (the “Original Agreement), among the Company, PCTelWorx, Ciao Enterprises, LLC f/k/a TelWorx Communications, LLC and certain of its affiliated entities (collectively, the “TelWorx Entities”) and Tim and Brenda Scronce (“Sellers” and collectively with the TelWorx Entities, the “TelWorx Parties”), as part of a settlement arrangement relative to PCTelWorx’s acquisition of substantially all of the assets of and the assumption of certain specified liabilities of the TelWorx Entities on July 9, 2012 (the “Acquisition”).

As part of the Acquisition, PCTelWorx previously executed a 5 year lease with Scronce Real Estate, LLC for the continued use of an operating facility and offices in Lexington, North Carolina, which provided for annual rental payments of approximately $200,000.

As disclosed in the Company’s Form 8-K/A filed with the Securities and Exchange Commission (the “Commission”) on March 13, 2013, after completion of the Acquisition, the Company became aware of certain accounting irregularities with respect to the TelWorx Entities and the Company’s Board of Directors directed management to conduct an internal investigation. Based on the results of the Company’s investigation, the Company’s Board of Directors directed management to seek restitution from the TelWorx Parties, and after protracted negotiations and concurrent litigation, the parties entered into the Amendment and related settlement agreements to resolve their dispute.

The following is a summary of the material terms of the Amendment:

•	the TelWorx Parties paid the Company a cash payment of $4.3 million, which included $1.0 million pursuant to the working capital adjustment provisions of the Original Agreement;

•

the TelWorx Parties forfeited all $1.5 million of the potential contingent consideration earnable under the Original Agreement, which had a fair value of $0.6 million, and which, if earned, would have been payable in the form of common stock of the Company;

•	the TelWorx Parties forfeited the holdback escrow under the Original Agreement and released the $0.5 million holdback escrow to the Company;

•	the parties agreed to the elimination of all indemnification obligations provided for under the Original Agreement;

•	the Company, PCTelWorx and Sellers each agreed to execute mutual releases of all claims arising in connection with the dispute; and

•	PCTelWorx acquired an option to terminate its current facility lease in Lexington, North Carolina with Scronce Real Estate, LLC (which is controlled by Sellers) upon 180 days written notice.

The settlement has an aggregate fair value of $5.4 million, consisting of $4.3 million cash received, $0.6 million for the contingent consideration forfeited, and $0.5 million for the holdback escrow balance released. Approximately $1.0 million of the cash received was pursuant to the working capital adjustment provisions of the Original Agreement and settle the miscellaneous accounts receivable recorded in prepaid expenses and other assets at December 31, 2012. The remaining $4.3 million settlement amount, consisting of $3.2 million cash and the release of the $0.6 million contingent consideration fair value and the $0.5 million release of the holdback escrow, was recorded as income in the quarter ended March 31, 2013, consistent with accounting for legal settlements.

The Company recorded a $12.5 million impairment of goodwill related to the TelWorx Entities in the fourth quarter of 2012. See Footnote 8 -Acquisition of TelWorx Communications LLC for full details. The Company is also engaged in efforts to seek further restitution from the independent accountants that provided the 2010 and 2011 audited financial statements for TelWorx and the investment banking firm used by the TelWorx Parties. The Company cannot predict the total amount of restitution it will eventually obtain. In settling with the TelWorx parties, management considered the risks and expenses associated with protracted litigation as well as the consumption of Company resources that would otherwise be applied to operating activities.

In May 2013, the Company gave notice of early termination of its Lexington facility lease, which becomes effective October 31, 2013.

12. Income Taxes

The Company recorded an income tax expense for continuing operations of $1.2 million for the six months ended June 30, 2013. The tax expense for the six months ended June 30, 2013 differs from the statutory rate of 34% primarily because of state income taxes.

The Company recorded an income tax benefit of $0.1 million for the six months ended June 30, 2012. The tax benefit for the six months ended June 30, 2012 differs from the statutory rate of 34% because of state income taxes.

The Company’s valuation allowance against its deferred tax assets was $0.7 million at June 30, 2013 and December 31, 2012. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s long-term forecasts continue to support the realization of its deferred tax assets. The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carryforward rules allow for up to a 20 year carryforward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carryforward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets.

The Company’s gross unrecognized tax benefit was $1.4 million both at June 30, 2013 and December 31, 2012. The Company does not expect any of the potential benefits will be settled within the next twelve months. The Company is unaware of any positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s federal and state income tax years, with limited exceptions, are closed through 2007.

The Company recorded a tax gain of $0.7 million related to the sale of PCTEL Secure. The income tax gain was based on the fair market value of the intangible assets sold minus the tax basis of the intangible assets.

The Company has no plans to repatriate foreign income from its subsidiaries.

13. Segment, Customer and Geographic Information

PCTEL operates in two new segments for reporting purposes as of January 1, 2013. The Company’s Connected Solutions segment includes its antenna and engineered site solutions. Its RF Solutions segment includes its scanning receivers and RF engineering services. Each of the segments has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment. As of January 1, 2013 the Company’s chief operating decision maker uses the profit and loss results through operating profit and identified assets for Connected Solutions and RF Solutions segments to make operating decisions. The segment information presented in the financial statements restates history for the new Connected Solutions and RF Solution segments on a consistent basis with the current period.

The following tables are the segment operating profits for the three and six months ended June 30, 2013 and June 30, 2012, respectively, and the segment balance sheet information as of June 30, 2013 and December 31, 2012:

	Three Months Ended June 30, 2013
	Connected Solutions	RF Solutions	Consolidating	Total

REVENUES	$19,199	$7,602	($55)	$26,746
COST OF REVENUES	13,537	2,726	(65)	16,198

GROSS PROFIT	5,662	4,876	10	10,548

OPERATING EXPENSES:
Research and development	1,166	1,517	0	2,683
Sales and marketing	2,147	907	0	3,054
General and administrative	457	170	3,198	3,825
Amortization of intangible assets	394	210	0	604
Restructuring charges	124	0	0	124

Total operating expenses	4,288	2,804	3,198	10,290

OPERATING INCOME (LOSS)	$1,374	$2,072	($3,188)	$258

	Six Months Ended June 30, 2013
	Connected Solutions	RF Solutions	Consolidating	Total

REVENUES	$38,555	$13,374	($111)	$51,818
COST OF REVENUES	26,882	4,917	(127)	31,672

GROSS PROFIT	11,673	8,457	16	20,146

OPERATING EXPENSES:
Research and development	2,302	2,931	0	5,233
Sales and marketing	4,339	1,736	0	6,075
General and administrative	885	329	7,242	8,456
Amortization of intangible assets	790	419	0	1,209
Restructuring charges	225	0	0	225

Total operating expenses	8,541	5,415	7,242	21,198

OPERATING INCOME (LOSS)	$3,132	$3,042	($7,226)	($1,052)

	As of June 30, 2013
	Connected Solutions	RF Solutions	Consolidating	Total
Accounts receivable	$12,136	$6,201	$0	$18,337
Inventories	$13,957	$2,151	$0	$16,108

Long-lived assets:
Property and equipment, net	$11,541	$1,933	$1,197	$14,671
Long-term investment securities	$0	$0	$0	$0
Goodwill	$0	$161	$0	$161
Intangible assets, net	$3,614	$2,181	$0	$5,795
Deferred tax assets, net	$0	$0	$12,989	$12,989
Other noncurrent assets	$0	$0	$1,727	$1,727

	Three Months Ended June 30, 2012
	Connected Solutions	RF Solutions	Consolidating	Total

REVENUES	$14,821	$5,206	($34)	$19,993
COST OF REVENUES	9,717	1,650	(44)	11,323

GROSS PROFIT	5,104	3,556	10	8,670

OPERATING EXPENSES:
Research and development	1,042	1,173	0	2,215
Sales and marketing	1,543	1,030	0	2,573
General and administrative	244	118	2,294	2,656
Amortization of intangible assets	321	221	0	542
Restructuring charges	0	0	0	0

Total operating expenses	3,150	2,542	2,294	7,986

OPERATING INCOME (LOSS)	$1,954	$1,014	($2,284)	$684

	Six Months Ended June 30, 2012
	Connected Solutions	RF Solutions	Consolidating	Total

REVENUES	$27,988	$9,204	($38)	$37,154
COST OF REVENUES	18,485	2,886	(65)	21,306

GROSS PROFIT	9,503	6,318	27	15,848

OPERATING EXPENSES:
Research and development	2,119	2,412	0	4,531
Sales and marketing	3,099	1,983	0	5,082
General and administrative	470	259	4,660	5,389
Amortization of intangible assets	643	441	0	1,084
Restructuring charges	0	0	0	0

Total operating expenses	6,331	5,095	4,660	16,086

OPERATING INCOME (LOSS)	$3,172	$1,223	($4,633)	($238)

	As of December 31, 2012
	Connected Solutions	RF Solutions	Consolidating	Total
Accounts receivable	$11,885	$6,701	$0	$18,586
Inventories	$14,283	$3,290	$0	$17,573

Long-lived assets:
Property and equipment, net	$11,868	$1,746	$1,161	$14,775
Goodwill	$0	$161	$0	$161
Intangible assets, net	$4,404	$2,600	$0	$7,004
Deferred tax assets, net	$0	$0	$14,034	$14,034
Other noncurrent assets	$0	$0	$1,636	$1,636

The Company’s revenues to customers outside of the United States, as a percent of total revenues for the three and six months ended June 30, 2013 and 2012, respectively were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2013	2012	2013	2012
Europe, Middle East, & Africa	11%	13%	10%	14%
Asia Pacific	11%	9%	9%	10%
Other Americas	7%	8%	6%	7%

Total Foreign sales	29%	30%	25%	31%

No customers accounted for 10% or greater of revenues or receivables during the three and six months ended June 30, 2013 or the three and six months ended June 30, 2012.

14. Related Parties

The Company’s lease for its Lexington, North Carolina facility is with Scronce Real Estate LLC. Scronce Real Estate, LLC is owned by Tim and Brenda Scronce, the wife of Tim Scronce. Tim and/or Brenda Scronce were the majority owners of the TelWorx entities as defined in Note 11 – Commitments and Contingencies above. The Company, through its wholly-owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), purchased the assets of TelWorx in July 2012. Tim Scronce worked for the Company until his resignation in December 2012 and Brenda Scronce never worked for the Company. As of June 30, 2013, a total of $0.2 million has been paid under this lease. In May 2013, the Company gave notice of early termination of the lease which becomes effective in October 2013. The Company signed a new lease for an office facility in Lexington effective August 1, 2013. The new lease is not with a related party.

The Company’s lease for its Melbourne, Florida office is with 3dB, LLC, a real estate entity co-owned by Robert Joslin, Scott Clay, and Greg Akin. As co-owners of Envision Wireless, Joslin, Clay and Akin sold the assets of Envision Wireless to the Company in October 2011. Joslin, Clay, and Akin continue to work for the Company. The Company will not renew the lease when it expires in October 2013, but will move to a new office facility. The new lease will not be with a related party.

15. Subsequent Events

The Company evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded in and/or disclosed in the Company’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the SEC. There are no subsequent events to report that would have a material impact on the Company’s financial statements.

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

Our second quarter 2013 revenues increased by $6.7 million, or 34%, to $26.7 million compared the same period in 2012, due to the acquisition of TelWorx in July 2012, and increased revenue across all established product lines. We recorded an operating income of $0.3 million compared to operating income of $0.7 million in the same period last year. This quarter’s results include a $0.4 million restructuring charge related to the integration and consolidation of the TelWorx operations.

The Company’s TelWorx operations are in the process of being integrated into our operations as well as our total control and evaluation process. The integration is expected to be complete by September 30, 2013. The TelWorx acquisition has been challenging. Subsequent to the acquisition, accounting irregularities in the operations were discovered which we believe were either at the direction of or with the knowledge of senior management of the TelWorx operations. We conducted an investigation and as a result, accepted the resignation of the general manager of the TelWorx operations and separated other personnel involved in the accounting irregularities from the Company, declared that the historical pre-acquisition TelWorx financial statements filed pursuant to Regulation S-X should not be relied upon, and concluded, as of December 31, 2012, that we had a material weakness in our disclosure controls related to the Telworx accounting irregularities. Additionally, unrelated to the accounting irregularities, we determined that the projected revenue, anticipated margins, and future cash flows of the TelWorx business were significantly lower at the annual goodwill test date of October 31, 2012 than at the acquisition date. The decline resulted in the impairment in the fourth quarter of 2012 of all of the $12.5 million of goodwill associated with the business. Before the effect of restructuring costs, the June 30, 2013 year to date operating results for the TelWorx reporting unit are consistent with the forecast of cash flows used in the annual goodwill test date of October 31, 2012. On a year to date basis, the reporting unit, which is contained in the Connected Solutions segment, has contributed slightly above breakeven operating results before restructuring charges of $0.2 million. The kitting and order fulfillment operations in North Carolina are being consolidated into our Bloomingdale, Illinois facility. That decision was made in March 2013. Compared to the beginning of 2013, the restructuring is expected to yield operating cost savings of approximately $0.4 million per quarter going forward when completed in September 2013. At that point in time the operation will cease to be an identifiable reporting unit as all of its operating results and cash flows will be completely integrated and comingled with the rest of the Connected Solutions segment operations.

See Footnote 8 related to the acquisition of TelWorx Communications LLC, and Footnote 11 related to restructuring, and Item 4: Controls and Procedures, and management’s discussion and analysis of liquidity and working capital resources for more details.

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

Effective January 1, 2013, we operate in two new segments for reporting purposes. Our Connected Solutions segment includes our antenna and engineered site solutions. Our RF Solutions segment includes our scanning receivers and RF engineering services. Each of our segments has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of our accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function.

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

On April 30, 2013, the Company divested all of the assets associated with PCTEL Secure’s ProsettaCore™ technology to Redwall Technologies, LLC (“Redwall”), a development organization that specializes in mobile security, military and defense projects and systems, and critical national infrastructure. Under the terms of the agreement, Redwall acquired the server and device software (the “Software”), the underlying intellectual property, and complete development responsibility for the security products. At the closing of the divestiture, we received no upfront cash payment, but we have the right to receive a royalty of 7% of the net sale price of each future sale or license of the Software and each provision of services related to the Software. Under the agreement, royalties are capped at $10.0 million in the aggregate. In accordance with accounting rules for discontinued operations, the consolidated financial statements separately reflect the results of PCTEL Secure as discontinued operations for all periods presented. The prior period results have been retrospectively restated to reflect this accounting treatment.

Results of Operations for Continuing Operations

Three and six months Ended June 30, 2013 and 2012

(in thousands)

Revenues

	Three Months Ended June 30,
	2013	2012	$ Change	% Change

Connected Solutions	$19,199	$14,821	$4,378	29.5%
RF Solutions	$7,602	$5,206	2,396	46.0%
Consolidating	($55)	($34)	(21)	not meaningful

Total	$26,746	$19,993	$6,753	33.8%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change

Connected Solutions	$38,555	$27,988	$10,567	37.8%
RF Solutions	$13,374	$9,204	4,170	45.3%
Consolidating	($111)	($38)	(73)	not meaningful

Total	$51,818	$37,154	$14,664	39.5%

Revenues increased 33.8% for the three months ended June 30, 2013 and increased 39.5% for the six months ended June 30, 2013 compared to the same periods in 2012. For the three and six months ended June 30, 2013, the addition of revenues from the TelWorx acquisition accounted for approximately 22% and 23% of the percentage increase, respectively.

For the three months ended June 30, 2013, Connected Solutions revenues increased 29.5% due to the addition of revenues from the TelWorx acquisition. For the six months ended June 30, 2013, Connected Solutions revenues increased 37.8% primarily due to the addition of revenues from the TelWorx acquisition and also because of higher antenna product revenues. Revenues for RF Solutions increased 46.0% and 45.3% for the three and six months ended June 30, 2013, respectively compared to the same periods in 2012 due to higher revenues for both services and scanning receiver products. The increase in RF Solutions revenue is attributed to carrier spending increasing from a low point in 2012. The services revenue growth is attributed to the rapid growth of in-building wireless network expansion.

Gross Profit

	Three Months Ended June 30,
	2013	% of Revenues	2012	% of Revenues

Connected Solutions	$5,662	29.5%	$5,104	34.4%
RF Solutions	4,876	64.1%	3,556	68.3%
Consolidating	10	not meaningful	10	not meaningful

Total	$10,548	39.4%	$8,670	43.4%

	Six Months Ended June 30,
	2013	% of Revenues	2012	% of Revenues

Connected Solutions	$11,673	30.3%	$9,503	34.0%
RF Solutions	8,457	63.2%	6,318	68.6%
Consolidating	16	not meaningful	27	not meaningful

Total	$20,146	38.9%	$15,848	42.7%

The gross profit percentage of 39.4% for the three months ended June 30, 2013 was 3.3% lower than the comparable period in fiscal 2012, and the gross profit percentage of 38.9% for the six months ended June 30, 2013 was 3.8% lower than the comparable period in fiscal 2012, primarily because of the addition of lower margin revenues from the TelWorx business. For the three and six months ended June 30, 2013, the gross margins percentage for Connected Solutions declined due to the addition of lower margin revenues from the TelWorx business and due to the expense for inventory disposals related to the restructuring of the TelWorx business. During the three months ended June 30, 2013, we disposed of $0.3 million of TelWorx inventory that was not compatible with our Bloomingdale facility or Bloomingdale operations. For the three and six months ended June 30, 2013, the gross margin percentage for RF Solutions declined primarily because of higher mix of lower margin service business.

Research and Development

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Connected Solutions	$1,166	$1,042	$124	11.9%
RF Solutions	1,517	1,173	344	29.3%

Total	$2,683	$2,215	$468	21.1%

Research and Development expense as % of Revenues	10%	11%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Connected Solutions	$2,302	$2,119	$183	8.6%
RF Solutions	2,931	2,412	519	21.5%

Total	$5,233	$4,531	$702	15.5%

Research and Development expense as % of Revenues	10%	12%

Research and development expenses increased approximately $0.5 million and $0.7 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Research and development expenses increased by $0.3 million and $0.5 million for RF Solutions in the three and six months ended June 30, 2013, respectively compared to the prior periods primarily due to development expense for new scanning receiver products. Research and development expenses increased by $0.1 million and $0.2 million for Connected Solutions in the three and six months ended June 30, 2013, respectively compared to the prior periods primarily due to expenses for the TelWorx business.

Sales and Marketing

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Connected Solutions	$2,147	$1,543	$604	39.1%
RF Solutions	907	1,030	(123)	-11.9%

Total	$3,054	$2,573	$481	18.7%

Sales and Marketing expense as % of Revenues	11%	13%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Connected Solutions	$4,339	$3,099	$1,240	40.0%
RF Solutions	1,736	1,983	(247)	-12.5%

Total	$6,075	$5,082	$993	19.5%

Sales and Marketing expense as % of Revenues	12%	14%

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses increased approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2013, respectively compared to the same periods in 2012. Sales and marketing expenses increased $0.6 million and $1.2 million for Connected Solutions for the three and six months ended June 30, 2013, respectively, compared to the same period in fiscal 2012 primarily due to expenses related to the TelWorx business. Sales and marketing expenses for RF Solutions decreased $0.1 million and $0.2 million for the three and six months ended June 30 2013, respectively, compared to the prior periods primarily because of lower sales headcount.

General and Administrative

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Connected Solutions	$457	$244	$213	87.3%
RF Solutions	170	118	52	44.1%
Centralized expenses	3,198	2,294	904	39.4%

Total	$3,825	$2,656	$1,169	44.0%

General and administrative expense as % of Revenues	14%	13%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Connected Solutions	$885	$470	$415	88.3%
RF Solutions	329	259	70	27.0%
Centralized expenses	7,242	4,660	2,582	55.4%

Total	$8,456	$5,389	$3,067	56.9%

General and administrative expense as % of Revenues	16%	15%

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses increased $1.2 million for the three months ended June 30, 2013 and increased $3.1 million for the six months ended June 30, 2013 compared to the same period in fiscal 2012. General and administrative expenses for Connected Solutions increased $0.2 million and $0.4 million for the three and six months ended June 30, 2013 compared to the prior periods in 2012 primarily due to the addition of expenses for the TelWorx business acquired in July 2012. Within our centralized expenses, the increase of $2.6 million is primarily because we incurred $1.8 million of professional fees associated with the TelWorx investigation. See Footnote 11 to the consolidated financial statements for more information related to the TelWorx investigation.

Amortization of Other Intangible Assets

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Connected Solutions	$394	$321	$73	22.7%
RF Solutions	210	221	(11)	-5.0%

Total	$604	$542	$62	11.4%

Amortization expense of intangible assets as % of Revenues	2%	3%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Connected Solutions	$790	$643	$147	22.9%
RF Solutions	419	441	(22)	-5.0%

Total	$1,209	$1,084	$125	11.5%

Amortization expense of intangible assets as % of Revenues	2%	3%

Amortization increased $0.1 million during the three and six months ended June 30, 2013 compared to the same period in 2012, primarily because of higher amortization for intangible assets attributed to the Connected Solutions segment. Amortization expense increased for Connected Solutions due to the acquisition of the TelWorx assets in July 2012.

Restructuring Charges

	Three Months Ended June 30,
	2013	2012	$ Change
Connected Solutions	$124	$0	$124
RF Solutions	0	0	0

Total	$124	$0	$124

Restructuring expense as % of Revenues	0%	0%

	Six Months Ended June 30,
	2013	2012	$ Change
Connected Solutions	$225	$0	$225
RF Solutions	0	0	0

Total	$225	$0	$225

Restructuring expense as % of Revenues	0%	0%

We are in process of integrating the TelWorx business with the antenna products business in our Connected Solutions segment. The kitting and order fulfillment operations in North Carolina are being consolidated into our Bloomingdale, Illinois facility. As part of the integration, we announced the separation of 17 PCTelWorx employees in March 2013 and one additional employee in June 2013. Fifteen employees were separated during the six months ended June 30, 2013 and three additional employees will be separated by September 30, 2013. The restructuring expense of $0.2 million during the three and six months ended June 30, 2013 consisted of employee related costs and asset disposals. We disposed of assets that were not compatible with our Bloomingdale facility or our Bloomingdale operations. We anticipate that the restructuring will be complete by September 30, 2013 and we will record additional restructuring expense of $0.1 million during the three months ended September 30, 2013.

Other Income, Net

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Other income, net	$57	$39	$4,389	$73
Percentage of revenues	0.2%	0.2%	8.5%	0.2%

Other income, net consists of interest income, foreign exchange gains and losses, and other income. In the six months ended June 30, 2013 we recorded other income of $4.3 million which represents the net gain related to the TelWorx settlement. In the three months ended June 30, 2013 and 2012, we recorded interest income of $20 and $40, respectively. In the six months ended June 30, 2013 and 2012, we recorded interest income of $39 and $83, respectively. In the three months ended June 30, 2013 and 2012, we recorded foreign exchange losses of $5 and $7, respectively. In the six months ended June 30, 2013 and 2012, we recorded foreign exchange losses of $16 and $17, respectively. During the six months ended June 30, 2013, we recorded $4.3 million in other income related to the Scronce settlement for the TelWorx acquisition.

Benefit for Income Taxes

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Expense (benefit) for income taxes	$128	$278	$1,198	($54)
Effective tax rate	40.6%	38.5%	35.9%	32.7%

The effective tax rate for the six months ended June 30, 2013 differed from the statutory rate of 34% by approximately 1.9% primarily because of state income taxes.

The effective tax rate for the six months ended June 30, 2012 differed from the statutory rate of 34% by approximately 1.3%.

We maintain valuation allowances due to uncertainties regarding realizability. At June 30, 2013 and December 31, 2012, we had a $0.7 million valuation allowance on our deferred tax assets. The valuation allowance primarily relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Our long-term forecasts continue to support the realization of our deferred tax assets. Our domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets.

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

Discontinued Operations

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net loss from discontinued operations	($22)	($774)	($109)	($1,098)

The net loss from discontinued operations for the three and six months ended June 30, 2013 includes operating expenses of PCTEL Secure, net of income taxes. The net loss for the three and six months ended June 30, 2012 includes operating expenses and the noncontrolling interest of PCTEL Secure, net of income taxes, as well as the adjustments to the redemption value of redeemable equity.

Stock-based compensation expense

The condensed consolidated statements of operations include $1.1 million and $1.7 million of stock compensation expense for the three and six months ended June 30, 2013, respectively. Stock compensation expense for the three months ended June 30, 2013 consists of $0.8 million for restricted stock awards, and $0.3 million for stock option and stock purchase plan expenses. Stock compensation expense for the six months ended June 30, 2013 consists of $1.3 million for restricted stock awards, and $0.4 million for stock option and stock purchase plan expenses.

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

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$107	$99	$191	$203
Research and development	178	147	322	287
Sales and marketing	154	128	261	257
General and administrative	660	567	947	891

Total continuing operations	1,099	941	1,721	1,638
Discontinued operations	(1)	2	1	2

Total	$1,098	$943	$1,722	$1,640

Liquidity and Capital Resources

	Six Months Ended June 30,
	2013	2012
Net income (loss)	$2,030	($1,209)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	4,611	3,767
Changes in operating assets and liabilities	(3,670)	(1,079)

Net cash provided by operating activities	2,971	1,479
Net cash provided by (used in) investing activities	(835)	8,559
Net cash used in financing activities	(1,341)	(803)
Cash flows from discontinued operations	(16)	(863)

	June 30, 2013	December 31, 2012
Cash and cash equivalents at the end of period	$18,330	$17,543
Short-term investments at the end of period	33,151	33,596
Working capital at the end of period	$77,071	$74,486

Liquidity and Capital Resources Overview

At June 30, 2013, our cash and investments were approximately $51.5 million and we had working capital of $77.1 million. Our cash and investments were approximately $0.5 million lower at June 30, 2013 compared to December 31, 2012 because we received the $4.3 million settlement related to the TelWorx acquisition, offsetting cash used with the contraction of our current liabilities on our balance sheet, dividends, and stock buybacks, and capital expenditures. We used $1.3 million of cash for capital expenditures, $0.4 million for repurchase of stock and $1.3 million of cash for payment of dividends, offsetting $0.4 million from issuance of common stock.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. Within investing activities, capital spending historically ranges between 3% and 5% of our revenues and the primary use of capital is for manufacturing and development engineering requirements. Our capital expenditures during the six months ended June 30, 2013 were approximately 2.5% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balance from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the ESPP and have historically used funds to repurchase shares of our common stock through our share repurchase programs. We are now paying quarterly dividends and have also reinstated a stock buyback program to be used later in 2013. Whether this activity results in our being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year.

On March 13, 2013 the Company disclosed on Form 8-K/A that it had discovered accounting irregularities in the TelWorx pre-acquisition audited financial statements for the years ended December 31, 2010 and 2011, as well as the unaudited pro-forma financial statements for the three month periods ending March 31, 2012 and June 30, 2012. The Company concluded that those financial statements could no longer be relied upon. The audited financial statements are required under Rule 3-05 of Regulation S-X and the pro-forma financial statements are required under Article 11 of Regulation S-X. Until such time as the Company is able to file restated pre-acquisition financial statements for the periods required, or through the passage of the appropriate period of time during which the TelWorx operations are included in the Company’s financial statements, the Company will not be in a position to have the SEC declare effective any new registration statements or post-effective amendments. It may take an extended period of time for the Company to comply with the requirements and during that time the Company would be unable to raise capital through the issuance of common stock to fund its operations and acquisitions. This inability could adversely affect the Company’s liquidity, results of operations and the funding of acquisitions using common shares.

The Company currently has open an S-8 registration statement covering its employee stock plan. There are no other open registration statements and management has no plans at this time to pursue a registration statement once the matter is resolved. Management believes that the Company’s current financial position, which includes $51.5 million in cash and investments, and no debt, combined with its historic ability to generated free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support its operations as well as funding for potential acquisitions through at least 2014.

Operating Activities:

Operating activities provided $3.0 million of cash during the six months ended June 30, 2013 as we generated approximately $6.7 million of cash from our income statement but used $3.7 million of cash within our balance sheet. We used $0.9 million for payroll taxes related to stock-based compensation. The tax payments related to our stock issued for restricted stock awards and performance shares. On the balance sheet, we used cash of $4.8 million because of reductions in accounts payable. Payables declined due to reductions in inventories and due to the timing of vendor purchases in the quarter ended June 30, 2013 compared to the quarter ended December 31, 2012. We also used $1.6 million during the six months ended June 30, 2013 for payments for sales commissions and accrued inventory purchases. We generated cash of $1.5 million from reductions in RF Solutions inventories.

Operating activities provided $1.5 million of cash during the six months ended June 30, 2012 as we generated $2.6 million in cash from our income statement activities and used $1.1 million of cash from our balance sheet activities. We used $1.2 million for payroll taxes related to stock-based compensation. The tax payments related to the Company’s stock issued for restricted stock awards and performance shares. On the balance sheet, we used cash primarily due to payments for accrued liabilities. The $2.6 million decrease in other accruals consisted of payments for cash bonuses, sales commissions, and accrued inventory purchases. In March 2012, we used $2.2 million of cash for bonuses under the 2011 Short Term Incentive Plan (“STIP”). Cash bonuses were only $0.9 million for the same period in 2011. Cash bonuses paid in 2012 for the 2011 STIP were higher compared to cash bonuses paid in 2011 for the 2010 STIP because operating results were better in 2011 and because bonuses to executives under the 2010 STIP were paid 50% in cash and 50% in stock. During the six months ended June 30, 2012, cash was provided by a decrease in prepaid expenses and an increase in accounts payable. Prepaid expenses and other assets decreased $0.8 million during the six months ended June 30, 2012 primarily because we received income tax refunds. Our accounts payable increased $0.4 million during the six ended June 30, 2012 due to timing of inventory purchases.

Investing Activities:

Our investing activities used $0.8 million of cash during the six months ended June 30, 2013 as we generated $0.4 million of cash from net maturities of investments and used $1.3 million for capital expenditures. Redemptions and maturities of our investments in short-term bonds during the six months ended June 30, 2013 provided $39.2 million in funds. We rotated $38.8 million of cash into new short-term and long-term bonds during the six months ended June 30, 2013.

Our investing activities provided $8.6 million of cash during the six months ended June 30, 2012. Redemptions and maturities of our investments in short-term bonds during the six months ended June 30, 2012 provided $37.5 million in funds. We rotated $26.3 million of cash into new short-term and long-term bonds during the six months ended June 30, 2012. Beginning in the second quarter 2012, we invested the funds from maturing short-term investments into money market funds so that we had available cash for acquisitions. For the six months ended June 30, 2012, our capital expenditures were $1.7 million, including $1.1 million for our ERP project. We completed the ERP project in the third quarter 2012. We also purchased an additional 19% membership interest in PCTEL Secure for $0.9 million in May 2012. In July 2012, we purchased the remaining 30% of PCTEL Secure for $0.8 million.

Financing Activities:

We used $1.3 million in cash for financing activities during the six months ended June 30, 2013. We paid $1.3 million for a cash dividend paid in February 2013 and May 2013 and we received $0.4 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options. We used $0.4 million to repurchase shares in the stock repurchase program.

We used $0.8 million in cash for financing activities during the six months ended June 30, 2012. We paid $1.1 million for cash dividends paid in February 2012 and May 2012 and we received $0.3 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.

Contractual Obligations and Commercial Commitments

As of June 30, 2013, we had operating lease obligations of approximately $4.1 million through 2020. Operating lease obligations consist of $4.0 million for facility lease obligations and $0.1 million for equipment leases. Our lease obligations were $4.9 million at December 31, 2012.

During the first quarter 2013, we extended the lease for our Pryor, Oklahoma facility through April 2015 and we extended the lease for our Beijing design center through June 2016.

In May 2013, we gave notice of early termination of our facility lease in Lexington, North Carolina. The termination is effective October 2013. In July 2013, we signed a new lease for office space in Lexington. The new five-year lease is effective August 1, 2013.

We had purchase obligations of $9.2 million and $9.9 million at June 30, 2013 and December 31, 2012, respectively. These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet. We had a liability of $1.4 million related to income tax uncertainties at June 30, 2013 and December 31, 2012, respectively. We do not know when this liability will be satisfied.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2012 Annual Report on Form 10-K (Item 7A). As of August 9, 2013, there have been no material changes in this information.

Item 4: Controls and Procedures

Changes in Internal Controls:

There was a material weakness in internal controls described in Item 9A of the Company’s December 31, 2012 10-K filed on April 2, 2013. Following the closing of the TelWorx acquisition, the Company’s management became aware of irregularities with respect to TelWorx’ pre-acquisition financial statements that impacted the Company’s financial statements subsequent to the acquisition. In addition, we discovered accounting irregularities reported in the financial statements reported subsequent to the acquisition. These irregularities were first disclosed on Form 8-K/A, Item 8.01, filed March 13, 2013. They were discovered in part through an internal review conducted in connection with the calculation of post-closing purchase price adjustments and in part due to an anonymous tip received after the internal review began. Specifically, the detection of accounting irregularities reported in the financial statements reported subsequent to the acquisition, primarily affecting the recording of revenue, by senior management of the Company’s TelWorx operation, and our inability to detect these post acquisition irregularities in a timely manner represented a material weakness in our internal controls. The Company acquired TelWorx on July 9, 2012 and expects to complete the process of integrating the operation into its financial reporting systems during the quarter ending September 30, 2013.

Remediation Plan:

As a result of the TelWorx investigation, the general manager of TelWorx operation and other personnel involved in the accounting irregularities were separated from the Company on December 20, 2012 and in January 2013. Effective with the quarter ended December 31, 2012, the Company had instituted a process of performing substantive tests on sales transactions in its TelWorx operation and all future acquisitions. These procedures are in addition to the segregation of duties that are in place over the operational and financial systems. Specifically, the Company performs an internal audit of all significant sales transactions from the TelWorx operation by tracing them back to customer commitment and proof of delivery documentation. The audit dollar coverage obtained is approximately 60% of the operation’s revenue. No further irregularities have been detected. The cost incurred to perform these internal audit procedures is not material. These substantive procedures will be in effect until the TelWorx operation, and any future acquisitions, are integrated into the Company’s total control and evaluation process and becomes subject to the Company’s assertion under Section 404 of the Sarbanes-Oxley Act of 2002. These procedures were repeated in the six months ended June 30, 2013. The Company will not consider the material weakness to be remediated until such time as the TelWorx operations are integrated into the Company’s total control and evaluation process, which is expected to occur no later than the quarter ending September 30, 2013. The controls integration is being done in conjunction with the operational integration of the TelWorx operations into the Company’s Connected Solutions segment. See Footnote 11 – Restructuring for further information on the timing and cost of the integration. The separate cost of the controls integration is not expected to be material.

Evaluation of Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, that the material weakness in internal controls described in Item 9A of the Company’s December 31, 2012 Annual Report Form 10-K related to its TelWorx operations is not remediated as of the end of the period covered by this Quarterly Report on Form 10-Q. As a result of this material weakness, management has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission rules and forms.

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

Risks Related to Our Business

The Company is not currently in a position to have an effective registration statement or post-effective amendment through which it can issue new common shares to the public which could have an adverse impact on our business, liquidity, and results of operations.

On March 13, 2013 the Company disclosed on Form 8-K/A that it had discovered accounting misstatements in the TelWorx pre-acquisition audited financial statements for the years ended December 31, 2010 and 2011, as well as the unaudited pro-forma financial statements for the three month periods ending March 31, 2012 and June 30, 2012. The Company concluded that those financial statements could no longer be relied upon. The audited financial statements are required under Rule 3-05 of Regulation S-X and the pro-forma financial statements are required under Article 11 of Regulation S-X. Until such time as the Company is able to file restated pre-acquisition financial statements for the periods required, or, through the passage of the appropriate period of time during which the TelWorx operations are included in the Company’s financial statements, the Company will not be in a position to have the SEC declare effective any new registration statements or post-effective amendments. It may take an extended period of time for the Company to comply with the requirements and during that time the Company would be unable to raise capital through the issuance of common stock to fund its operations and acquisitions. This inability could adversely affect the Company’s liquidity, results of operations and the funding of acquisitions using common shares.

The Company currently has open an S-8 registration statement covering its employee stock plan from which the Company believes it may issue or employees may exercise options covered by that effective registration statement. There is significant management judgment involved in making this determination. The Company issues securities under its employee stock plan as a form of long term employee compensation. The inability to issue securities or exercise options under that plan could adversely affect the Company’s ability to recruit and retain the employee talent required to effectively operate the business.

There are no other open registration statements and management has no plans at this time to pursue a new registration statement once the matter is resolved. Management believes that the Company’s current financial position, which includes $51.5 million in cash and investments, and no debt, combined with its historic ability to generate free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support its operations as well as funding for potential acquisitions through at least 2014.

Management believes that there is adequate public information available to shareholders to evaluate the value of outstanding and to be issued securities under the S-8. The TelWorx operations have been included in the Company’s financial statements for the fiscal year ended December 31, 2012 filed on Form 10-K, and the financial statements for the fiscal quarters ended March 31, 2013 and June 30, 2013 filed under forms 10-Q. Stock options issued in 2013 pursuant to the effective S-8 registration statement are subject to service-based vesting restrictions where 25% of the grant vests on each of the annual anniversary dates of the grant over four years. The first vesting date is not until after the TelWorx operations will have been included in the Company’s financial statements for the fiscal years ended December 31, 2012 and December 31, 2013 filed as a part of the Company’s Annual Report on Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs
April 1, 2013 - April 30, 2013	0	$0.00	0	$5,000,000
May 1, 2013 - May 31, 2013	59,510	$7.31	59,510	$4,565,186
June 1, 2013 - June 30, 2013	0	$0.00	0	$4,565,186

All share repurchase programs are authorized by the Company’s Board of Directors and are announced publicly. On March 18, 2013, the Company’s Board of Directors approved a share repurchase program of $5.0 million. The Company repurchased 59,510 shares at an average price of $7.31 during the three months ended June 30, 2013. At June 30, 2013, the Company had $4.6 million in share value that could still be repurchased under this program.

Item 6: Exhibits

Exhibit No.	Description	Reference

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following materials from PCTEL, Inc.‘s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
a Delaware corporation

/s/ Martin H. Singer
Martin H. Singer
Chief Executive Officer

Date: August 9, 2013