Form 10-Q
period 2013-09-30
PC TEL INC
filed 2013-11-12
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,527,078 as of November 8, 2013

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2013

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited) September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$17,420	$17,543
Short-term investment securities	37,516	33,596
Accounts receivable, net of allowance for doubtful accounts of $233 and $222 at September 30, 2013 and December 31, 2012, respectively	17,275	18,586
Inventories, net	15,238	17,573
Deferred tax assets, net	1,484	1,484
Prepaid expenses and other assets	1,304	2,160

Total current assets	90,237	90,942

Property and equipment, net	14,619	14,775
Goodwill	161	161
Intangible assets, net	5,199	7,004
Deferred tax assets, net	12,441	14,034
Other noncurrent assets	1,796	1,636
Assets of discontinued operations	0	18

TOTAL ASSETS	$124,453	$128,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,842	$10,557
Accrued liabilities	6,577	5,899

Total current liabilities	10,419	16,456

Contingent consideration	0	1,130
Other long-term liabilities	2,905	2,736
Liabilities of discontinued operations	0	103

	2,905	3,969

Total liabilities	13,324	20,425

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,530,551 and 18,514,809 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	19	19
Additional paid-in capital	142,496	140,388
Accumulated deficit	(31,570)	(32,410)
Accumulated other comprehensive income	184	148

Total equity	111,129	108,145

TOTAL LIABILITIES AND EQUITY	$124,453	$128,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES	$26,471	$25,853	$78,290	$63,007
COST OF REVENUES	15,695	15,815	47,373	37,119

GROSS PROFIT	10,776	10,038	30,917	25,888

OPERATING EXPENSES:
Research and development	2,735	2,348	7,963	6,879
Sales and marketing	2,912	2,811	8,986	7,893
General and administrative	3,576	2,647	12,034	8,036
Amortization of intangible assets	596	917	1,804	2,002
Restructuring charges	29	156	254	156

Total operating expenses	9,848	8,879	31,041	24,966

OPERATING INCOME (LOSS)	928	1,159	(124)	922
Other income, net	389	12	4,778	85

INCOME BEFORE INCOME TAXES	1,317	1,171	4,654	1,007
Expense for income taxes	566	483	1,764	430

NET INCOME FROM CONTINUING OPERATIONS	751	688	2,890	577

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT	0	(416)	(109)	(1,514)

NET INCOME (LOSS)	$751	$272	$2,781	($937)

Earnings per Share from Continuing Operations:
Basic	$0.04	$0.04	$0.16	$0.03
Diluted	$0.04	$0.04	$0.16	$0.03

Earnings (Loss) per Share from Discontinued Operations:
Basic	$0.00	($0.02)	($0.01)	($0.09)
Dilute	$0.00	($0.02)	($0.01)	($0.09)

Earnings (Loss) per Share:
Basic	$0.04	$0.02	$0.16	($0.05)
Diluted	$0.04	$0.02	$0.15	($0.05)

Weighed Average Shares:
Basic	17,841	17,493	17,766	17,368
Diluted	18,354	17,779	18,093	17,368

Cash dividend per share	$0.035	$0.030	$0.105	$0.090

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET INCOME (LOSS)	$751	$272	$2,781	($937)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign Currency Translation Adjustments	16	20	36	8

COMPREHENSIVE INCOME (LOSS)	$767	$292	$2,817	($929)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2013	$19	$140,388	($32,410)	$148	$108,145

Stock-based compensation	0	2,619	0	0	2,619
Issuance of shares for stock purchase and option plans	2	1,556	0	0	1,558
Cancellation of shares for payment of withholding tax	(1)	(995)	0	0	(996)
Shares surrendered from stock swap	(1)	(645)	0	0	(646)
Repurchase of common stock	0	(435)	0	0	(435)
Dividend	0	8	(1,941)	0	(1,933)
Net income	0	0	2,781	0	2,781
Change in cumulative translation adjustment, net	0	0	0	36	36

BALANCE, SEPTEMBER 30, 2013	$19	$142,496	($31,570)	$184	$111,129

The accompanying notes are an integral part of these consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net income (loss)	$2,781	($937)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	109	1,514
Depreciation and amortization	3,810	3,766
Stock-based compensation	2,618	2,331
(Gain) loss on disposal/sale of property and equipment	(1)	4
Restructuring costs	156	0
Payment of withholding tax on stock based compensation	(995)	(1,193)
Deferred tax provision	1,593	0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,322	(5,294)
Inventories	2,371	(308)
Prepaid expenses and other assets	703	966
Accounts payable	(6,741)	848
Income taxes payable	(36)	613
Other accrued liabilities	(517)	(23)

Net cash provided by operating activities	7,173	2,287

Investing Activities:
Capital expenditures	(1,930)	(2,636)
Proceeds from disposal of property and equipment	1	0
Purchases of investments	(60,736)	(35,859)
Redemptions/maturities of short-term investments	56,816	54,280
Purchase of assets/businesses, net of cash acquired	0	(17,731)
Cash held in escrow	0	(500)

Net cash used in investing activities	(5,849)	(2,446)

Financing Activities:
Proceeds from issuance of common stock	911	571
Payments for repurchase of common stock	(435)	0
Cash dividends	(1,933)	(1,649)

Net cash used in financing activities	(1,457)	(1,078)

Cash flows from discontinued operations:
Net cash used in operating activities	(17)	(1,136)
Net cash provided by investing activities	1	0
Net cash provided by financing activities	0	0

Net decrease in cash and cash equivalents	(149)	(2,373)
Effect of exchange rate changes on cash	10	16
Cash and cash equivalents, beginning of year	17,559	19,418

Cash and Cash Equivalents, End of Period	$17,420	$17,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2013 (Unaudited)

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

PCTEL was incorporated in California in 1994 and reincorporated in Delaware in 1998. Our principal executive offices are located at 471 Brighton Drive, Bloomingdale, Illinois 60108. Our telephone number at that address is (630) 372-6800 and our website is www.pctel.com. The information within, or that can be accessed through, our website is not part of this report.

Segment Reporting

Effective January 1, 2013, PCTEL operates in two new segments for reporting purposes. The Company’s Connected Solutions segment includes its antenna and engineered site solutions. The Company’s RF Solutions segment includes its scanning receivers and related RF engineering services. Each of the segments has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment. As of January 1, 2013, the Company’s chief operating decision maker uses the profit and loss results through operating profit and identified assets for the Connected Solutions and RF Solutions segments to make operating decisions. The 2012 segment information presented in the financial statements has been presented on a retrospective basis reflecting the new Connected Solutions and RF Solution segments on a consistent basis with the current period.

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

The Company established its current antenna and site solutions product portfolio with a series of acquisitions. In 2004, the Company acquired MAXRAD, Inc. (“MAXRAD”), as well as certain product lines from Andrew Corporation (“Andrew”), which established its core product offerings in Wi-Fi, LMR and GPS. Over the next several years we added additional capabilities within those product lines and additional served markets with the acquisition of certain assets from Bluewave Antenna Systems, Ltd (“Bluewave”) in 2008, and the acquisitions of Wi-Sys Communications, Inc (“Wi-Sys”) in 2009, Sparco Technologies, Inc. (“Sparco”) in 2010, and certain assets of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC, and TowerWorx International, Inc. (collectively “TelWorx”), in July 2012.

There are many competitors for antenna products, as the market is highly fragmented. Competitors include Laird (Cushcraft, Centurion, and Antennex brands), Mobile Mark, Radiall/Larsen, Comtelco, Wilson, Commscope (Andrew products), Kathrein, among others. We seek out product applications that command a premium for product performance and customer service, and avoid commodity markets.

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

The condensed consolidated balance sheet as of September 30, 2013 and the condensed consolidated statements of operations, statements of comprehensive income (loss), and cash flows for the three and nine months ended September 30, 2013 and 2012, respectively, are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2012.

On April 30, 2013, the Company divested all material assets associated with its PCTEL Secure subsidiary’s ProsettaCore™ technology to Redwall Technologies, LLC (“Redwall”), a development organization that specializes in mobile security, military and defense projects and systems, and critical national infrastructure. Under the terms of the agreement, Redwall acquired the server and device software (the “Software”), the underlying intellectual property, and complete development responsibility for the security products. At the closing of the divestiture, the Company received no upfront cash payment, but has the right to receive a royalty of 7% of the net sale price of each future sale or license of the Software and each provision of services related to the Software, if any. Under the agreement, royalties will not exceed $10 million in the aggregate. In accordance with accounting for discontinued operations, the consolidated financial statements separately reflect the results of PCTEL Secure as discontinued operations for all periods presented. The prior period results have been restated to reflect this accounting treatment.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“the 2012 Form 10-K”). There were no changes in the Company’s significant accounting policies during the nine months ended September 30, 2013. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2012 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2012 Form 10-K. The results for the operations for the period ended September 30, 2013 may not be indicative of the results for the period ending December 31, 2013.

Foreign Currency Translation

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $10 and $9 for the three months ended September 30, 2013 and 2012, respectively. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $26 for each of the nine months ended September 30, 2013 and 2012.

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

2. Fair Value of Financial Instruments

The Company follows accounting pronouncements for Fair Value Measurements and Disclosures, which establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic Earnings Per Share computation:
Numerator:
Net income from continuing operations	$751	$688	$2,890	$577
Net loss from discontinued operations	0	(416)	(109)	(1,514)
Net income (loss)	751	272	2,781	(937)

Denominator:
Common shares outstanding	17,841	17,493	17,766	17,368

Earnings per common share - basic
Net income from continuing operations	$0.04	$0.04	$0.16	$0.03
Net loss from discontinued operations	$0.00	($0.02)	($0.01)	($0.09)
Net income (loss)	$0.04	$0.02	$0.16	($0.05)

Diluted Earnings Per Share computation:

Denominator:
Common shares outstanding	17,841	17,493	17,766	17,368
Restricted shares subject to vesting	333	214	227	*
Performance shares subject to vesting	65	71	65	*
Common stock option grants	115	1	35	*

Total shares	18,354	17,779	18,093	17,368

Earnings per common share - diluted
Net income from continuing operations	$0.04	$0.04	$0.16	$0.03
Net loss from discontinued operations	$0.00	($0.02)	($0.01)	($0.09)
Net income (loss)	$0.04	$0.02	$0.15	($0.05)

*	As denoted by “*” in the table above, the weighted average common stock option grants, performance shares and restricted shares of 384,000 for the nine months ended September 30, 2012 were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consist of the following:

	September 30, 2013	December 31 2012
Cash	$16,789	$13,043
Cash equivalents	631	4,500
Short-term investments	37,516	33,596

	$54,936	$51,139

Cash and Cash equivalents

At September 30, 2013, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At September 30, 2013 and December 31, 2012, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA rated money market funds to those invested 100% in either short-term U.S. Government Agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable amount of $250,000.

At September 30, 2013, the Company had $16.8 million in cash and $0.6 million in cash equivalents and at December 31, 2012, the Company had $13.0 million in cash and $4.5 million in cash equivalents. The Company had $0.8 million of cash and cash equivalents in foreign bank accounts at September 30, 2013 and at December 31, 2012. As of September 30, 2013, the Company has no intentions of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner and it may also be exposed to foreign currency fluctuations and taxes.

Investments

At September 30, 2013 and December 31, 2012, the Company’s short-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, and AA or higher rated corporate bonds all classified as held-to-maturity.

At September 30, 2013 the Company had invested $14.7 million in pre-refunded municipal bonds, $8.5 million in U.S. government agency bonds, $7.8 million in AA rated or higher corporate bonds, and $6.5 million in certificates of deposit. The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities. The bonds, classified as short-term investments, have original maturities greater than 90 days and mature in less than one year. At September 30, 2013, the Company had no investments classified as long-term investment securities. The Company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains were $13 at September 30, 2013. Approximately 8% of the Company’s bonds were protected by bond default insurance at September 30, 2013.

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

Cash equivalents, Level 1 and Level 2 investments measured at fair value were as follows at September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other cash equivalents	$631	$0	$0	$631	$4,500	$0	$0	$4,500
Investments:
Certificates of deposit	6,493	0	0	6,493	5,062	0	0	5,062
US government agency bonds	0	8,576	0	8,576	0	8,498	0	8,498
Municipal bonds	0	14,678	0	14,678	0	10,162	0	10,162
Corporate debt securities	0	7,782	0	7,782	0	9,880	0	9,880

Total	$7,124	$31,036	$0	$38,160	$9,562	$28,540	$0	$38,102

5. Goodwill and Intangible Assets

Goodwill

The Company had goodwill of $0.2 million at September 30, 2013 and December 31, 2012, respectively. In July 2012, the Company recorded goodwill of $12.5 million with the acquisition of assets related to the TelWorx business. In conjunction with the annual evaluation of goodwill in the fourth quarter 2012, the Company recorded an impairment of goodwill of $12.5 million with respect to the TelWorx acquisition.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of September 30, 2013 and December 31, 2012, are as follows:

	September 30, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships	$17,381	$13,905	$3,476	$17,381	$12,463	$4,918
Patents and technology	7,878	7,485	393	7,878	7,378	500
Trademarks and trade names	3,988	2,792	1,196	3,988	2,575	1,413
Other	3,301	3,167	134	3,301	3,128	173

	$32,548	$27,349	$5,199	$32,548	$25,544	$7,004

The $1.8 million decrease in the net book value of intangible assets at September 30, 2013 compared to December 31, 2012 reflects amortization expense of $1.8 million recorded for the nine months ended September 30, 2013. For the year ended December 31, 2012, intangible assets decreased $2.3 million, which consisted of amortization expense of $3.2 million and impairment charges of $1.0 million for PCTEL Secure, net of the addition of $1.9 million of intangible assets acquired from TelWorx in July 2012.

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

6. Balance Sheet Information

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 60 days. The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $0.2 million at September 30, 2013 and at December 31, 2012. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing. Inventories as of September 30, 2013 and December 31, 2012 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The Company had consigned inventory with customers of $1.7 million at September 30, 2013 and $1.2 million at December 31, 2012, respectively. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $1.9 million and $2.0 million at September 30, 2013 and at December 31, 2012, respectively.

Inventories consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Raw materials	$8,866	$12,226
Work in process	739	789
Finished goods	5,633	4,558

Inventories, net	$15,238	$17,573

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

Property and equipment consists of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Building	$6,207	$6,207
Computers and office equipment	9,443	9,968
Manufacturing and test equipment	10,665	9,495
Furniture and fixtures	1,211	1,256
Leasehold improvements	698	519
Motor vehicles	117	150

Total property and equipment	28,341	27,595
Less: Accumulated depreciation and amortization	(15,492)	(14,590)
Land	1,770	1,770

Property and equipment, net	$14,619	$14,775

Depreciation and amortization expense was approximately $0.7 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively, and $2.0 million and $1.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Liabilities

Accrued liabilities consist of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Payroll, bonuses, and other employee benefits	$2,634	$859
Inventory receipts	1,570	2,191
Paid time off	1,120	1,067
Warranties	274	270
Deferred liabilities	197	127
Professional fees	158	268
Real estate taxes	131	170
Employee stock purchase plan	115	276
Restructuring	56	0
Sales tax	1	156
Other	321	515

Total	$6,577	$5,899

Long-term liabilities consist of the following:

	September 30, 2013	December 31, 2012
Executive deferred compensation plan	$1,797	$1,652
Reserve for uncertain tax positions	842	842
Deferred rent	223	166
Deferred revenues	43	74
Long-term obligations under capital leases	0	2

	$2,905	$2,736

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

The Company learned through its marketing efforts for PCTEL Secure baseline product that its distribution channels had limited access to the target software markets, primarily U.S. government agencies. The Company was in active discussions with a number of potential distribution entities with U.S. government agency access through December 31, 2012, and in January 2013 the Company engaged Wunderlich Securities, Inc. to evaluate strategic alternatives for PCTEL Secure, including a further search for a distribution entity that could take its baseline product to market. Based on the lack of success of such efforts, the Company concluded, as of December 31, 2012, that the future potential revenue of PCTEL Secure was indeterminate, resulting in management’s forecast of future undiscounted cash flow to be in a range at or below zero. Based on these revised forecast cash flows, the Company concluded that the intangible assets of PCTEL Secure were impaired at December 31, 2012. The Company recorded intangible asset impairment expense of $1.1 million in December 2012.

On April 30, 2013, the Company divested all material assets associated with PCTEL Secure’s ProsettaCore™ technology to Redwall Technologies, LLC (“Redwall”), a development organization that specializes in mobile security, military and defense projects and systems, and critical national infrastructure. Under the terms of the agreement, Redwall acquired the server and device software (the “Software”), the underlying intellectual property, and complete development responsibility for the related products. At the closing of the divestiture, the

Company received no upfront cash payment, but the Company has the right to receive a royalty of 7% of the net sale price of each future sale or license of the Software and each provision of services related to the Software, if any. Under the agreement, royalties are capped at $10 million in the aggregate.

The consolidated financial statements separately reflect the PCTEL Secure operations as discontinued operations for all periods presented. Summary results of operations for the discontinued operations included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating expenses	$0	$713	$191	$2,216
Other income, net	0	0	0	(41)
Net loss attributable to noncontrolling interests	0	0	0	(686)
Adjustments to redemption value of noncontrolling interests	0	0	0	647

Loss from discontinued operations, before income taxes	0	(713)	(191)	(2,136)
Benefit for income tax	0	(297)	(82)	(622)

Loss from discontinued operations, net of tax	$0	($416)	($109)	($1,514)

Income (loss) from discontinued operations per common share:
Basic	$0.00	($0.02)	($0.01)	($0.09)
Diluted	$0.00	($0.02)	($0.01)	($0.09)

Weighted average shares:
Basic	17,841	17,493	17,766	17,368
Diluted	18,354	17,779	18,093	17,368

Assets and liabilities classified as discontinued operations held for sale on the condensed consolidated balances sheets as of September 30, 2013 and December 31, 2012 include the following:

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$0	$16
Fixed assets	0	2

Total assets	$0	$18

Accounts payable	$0	$86
Accrued liabilities	0	17

Total liabilities	$0	$103

8. Acquisition of TelWorx Communications LLC

The Company, through its wholly-owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), completed the acquisition of substantially all of the assets and the assumption of certain specified liabilities of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC and TowerWorx International, Inc. (collectively “TelWorx”), pursuant to an Asset Purchase Agreement dated as of July 9, 2012 among the Company, PCTelWorx, TelWorx and Tim and Brenda Scronce, the principal owners of TelWorx. The business operations associated with these purchased assets are collectively referred to as “TelWorx” in this Form 10-Q. The acquired business was primarily a North Carolina-based business with expertise in delivering wireless and fiber optic solutions into the enterprise, defense, transportation, and the carrier market. The acquired business excels at global procurement, custom engineering of RF solutions, rapid delivery and deployment of systems, and value-added reselling of antennas, related RF components, and other communication elements. The acquisition includes the assets of TowerWorx, a provider of mobile towers for defense, industrial wireless, and other applications. The acquisition expands the Company’s products and markets addressed by its Connected Solutions™ product line. The fair value purchase price for TelWorx was $16.1 million, consisting of $16.0 million in cash paid at closing, $1.1 million of contingent consideration related to an indemnity holdback escrow and potential earn-out at fair value, net of $1.0 million cash recovered from Tim and Brenda Scronce in March 2013 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement and the legal settlement described below.

Following the closing of the acquisition, the Company’s management became aware of accounting irregularities with respect to the TelWorx financial statements, in part through an internal review conducted in connection with the calculation of post-closing purchase price adjustments and in part due to an anonymous tip received after the internal review began. With the oversight of the Audit Committee, management expanded its review into an internal investigation regarding these financial irregularities and outside counsel was retained to assist in the investigation. The Company’s outside counsel then retained a Big Four accounting firm to perform an independent forensic accounting investigation under counsel’s direction. The accounting irregularities in the TelWorx financial statements identified as a result of this investigation are believed to have been directed and/or permitted by management of TelWorx, principally Tim Scronce and those acting at his direction. The correction of the pre-acquisition accounting misstatements discovered in the investigation are reflected in the pro-forma adjustments in Footnote 4 – Acquisition of TelWorx Communications LLC in the Company’s annual report filed on Form 10-K for the fiscal year ended December 31, 2012 as well as this footnote.

The Company determined the amount of the corrections and the period in which they occurred through the forensic audit performed, which included tracing sales transactions to customer commitments and proof of delivery documents as well as reviewing the cost of sales records and aging of inventory at the acquisition date. The Company was authorized by the Board of Directors to seek restitution from the Scronces and other responsible parties. On March 27, 2013, the Company and the Scronces entered into a legal settlement over claims by the Company relating to the value of the acquisition and the accounting issues summarized above. The Company is still pursuing additional restitution from other responsible parties. See Footnote 11 – TelWorx Legal Settlement for full details.

The Company, through PCTelWorx, offered employment to all former employees of TelWorx. The key managers entered into employment arrangements that include a non-competition covenant during their employment and for twelve months thereafter. The Company entered into a five-year lease agreement for the continued use of the operating facility and offices in Lexington, North Carolina and a two-year lease for an operating facility in Pryor, Oklahoma. During the second and third quarters of 2013, the Company integrated the TelWorx business with its Connected Solutions segment. The Company moved kitting operations and order fulfillment to its Bloomingdale, Illinois facility from the Lexington, North Carolina facility. In May 2013, the Company gave notice of early termination of the facility lease in Lexington, North Carolina. The termination became effective in October 2013. In July 2013, the Company signed a new lease for office space for its sales, procurement, and administration functions in Lexington, North Carolina. The new five-year lease was effective August 1, 2013.

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

In the fourth quarter of 2012, the Company subsequently recorded a goodwill impairment of $12.5 million related to the TelWorx acquisition based on the results from our annual test of goodwill impairment conducted as of October 31, 2012. This amount represented the total goodwill associated with the acquisition. The Company considers its purchase accounting for the TelWorx acquisition to have been complete as of the quarter ended December 31, 2012. The chronology of the Company’s change in purchase accounting fair value of $16.1 million on July 9, 2012 to a $12.5 million goodwill impairment in the quarter ended December 31, 2012 is as follows:

The Company based its purchase accounting fair value of intangible assets on future projections using the revenue and margin profile of TelWorx’ historical financial statements for 2010, 2011 and the six months ended June 30, 2012. They presented a profile of a business that yielded goodwill of $9.5 million, primarily attributed to the synergies expected to arise for the acquired TelWorx business after the Company’s acquisition of the business and the assembled workforce of the acquired business. The two primary synergies that the Company expected to accrue to the TelWorx business that the Company concluded were not typically available to a market participant were: (1) increased TelWorx revenue as a result of customer confidence resulting from being part of a public company with significant cash and investments available for working capital with no debt (the vast majority of the competitors in the antenna and site solution market are smaller private companies with limited working capital and financial resources); and (2) lower raw material costs for TelWorx products as a result of having access to PCTEL’s supply chain for certain products. PCTEL has access through several of its large key customers, with which it has a preferred supplier relationship, to their supply chain and profits from the volume discounts that come with our customer’s significantly larger volume. There were no synergies identified that accrued to PCTEL.

The accounting irregularities discovered in the historical financial statements lowered the historical pre-acquisition sales and margins as well as the post-acquisition sales in the quarter ended September 30, 2012, the quarter in which the acquisition closed. The Company recalculated the allocation of the purchase price using future projections which have a new lower revenue and margin profile. The result was a $3.1 million increase of goodwill up to $12.5 million. At this time the Company remained confident that the acquisition would yield the synergies expected to arise after the acquisition, to which the goodwill was attributed.

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

During the quarter ended December 31, 2012, the Company observed that the orders in the 2013 sales projections used in the purchase accounting allocation for TelWorx were not converting to sales backlog at a pace that would support the projected 2013 base revenue used in the purchase accounting fair value of the TelWorx business at the acquisition date. Due to the Company’s short order to shipment cycles, such a variance would not become apparent until 60-90 days before 2013 began. Additionally, at the date of the acquisition the Company was not seeing funnel conversion variances in its antenna and site solutions products that operate in similar markets and therefore did not suspect that the site solution products would experience a dissimilar path. Specifically, 2013 base revenue and gross profit used in the Company’s purchase accounting was $18.5 million and $3.2 million (18% of revenue), respectively. At October 31, 2012, based on the Company’s historical order to ship cycle and historical rate of sales funnel conversion to actual sales (50%), there should have been approximately $1.0 million of Q1 2013 deliverable order backlog and a sales funnel of Q1 deliverable sales orders being tracked totaling at least $7.5 million. At October 31, 2012 the backlog was half the target, the sales funnel was 17% below the target, and the gross profit margin on the backlog and funnel was at 16% instead of 18%. All of these were indicators that the business was deteriorating from the projections used at the acquisition date for the purchase accounting. The Company reevaluated the projections and determined that they supported 2013 revenue of $15.0 million, at 16% margin, which was used in the goodwill test calculations, and adopted by the Board of Directors as TelWorx’ contribution to the 2013 Company financial plan. Management concluded the decline in projected revenue and gross margin levels were of a long-term nature. The decline was across a broad range of customers and products. Additionally, the decline in revenue was sufficiently large to not be recoverable in the short term based on historical revenue growth rates for the markets in which the Company’s antenna and site solutions products are sold. The Company considered this significant revenue decline at the annual goodwill test date to be an indicator of goodwill impairment requiring the performance of the two step quantitative fair value assessment, which resulted in a net present value of future cash flows that did not support a goodwill carrying value for this reporting unit. It is not as a result of the accounting irregularities previously discussed.

The following pro forma financial information gives effect to the acquisition of the TelWorx business as if the acquisition had taken place on January 1, 2012. The pro forma financial information for TelWorx was derived from the unaudited historical accounting records of TelWorx.

(unaudited) Nine Months Ended September 30, 2012
REVENUES	$70,335
LOSS BEFORE INCOME TAXES	$597

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

9. Stock-Based Compensation

The condensed consolidated statements of operations include $0.9 million and $2.6 million of stock compensation expense for the three and nine months ended September 30, 2013, respectively. Stock compensation expense for the three months ended September 30, 2013 consists of $0.5 million for restricted stock awards, and $0.4 million for stock option and stock purchase plan expenses. Stock compensation expense for the nine months ended September 30, 2013 consists of $1.9 million for restricted stock awards, and $0.7 million for stock option and stock purchase plan expenses.

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

The Company did not capitalize any stock compensation expense during the three and nine months ended September 30, 2013 or 2012.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$104	$99	$294	$298
Research and development	182	153	505	442
Sales and marketing	174	141	435	398
General and administrative	437	302	1,384	1,193

Total continuing operations	897	695	2,618	2,331
Discontinued operations	0	0	1	4

Total	$897	$695	$2,619	$2,335

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

For the three months ended September 30, 2013, the Company issued 10,580 restricted stock awards with grant date fair value of $93 and recorded cancellations of 10,172 shares with grant date fair value of $68. For the nine months ended September 30, 2013, the Company issued 23,982 restricted stock awards with grant date fair value of $198 and recorded cancellations of 19,533 shares with grant date fair value of $130.

For the three months ended September 30, 2013, 7,973 restricted shares vested with grant date fair value of $52 and intrinsic value of $67, respectively. For the nine months ended September 30, 2013, 360,538 restricted shares vested with grant date fair value of $2.1 million and intrinsic value of $2.7 million.

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

At September 30, 2013, total unrecognized compensation expense related to restricted stock was approximately $2.0 million, net of forfeitures to be recognized through 2017 over a weighted average period of 1.2 years.

The following table summarizes restricted stock activity for the nine months ended September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Awards - December 31, 2012	940,685	$6.24
Shares awarded	23,982	8.26
Shares vested	(360,538)	5.81
Shares cancelled	(19,533)	6.68

Unvested Restricted Stock Awards - September 30, 2013	584,596	$6.57

Stock Options

The Company issues stock options to purchase common stock with exercise prices no less than the fair value of the Company’s stock on the grant date. Employee stock options contain gradual vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. Historically, the Company has granted stock options with a ten year life. Beginning with options granted in July 2010, the Company granted stock options with a seven year life. During 2012 and 2013, the Company has awarded stock options to eligible new employees for incentive purposes. The Company issued stock options to employees for long-term incentive purposes in April 2013.

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

During the three months ended September 30, 2013 the Company issued 3,500 stock options with a weighted average grant date fair value of $3.09. During the nine months ended September 30, 2013 the Company issued 693,050 stock options with a weighted average grant date value of $2.87. The Company received proceeds of $0.8 million from the exercise of 105,113 options during the three months ended September 30, 2013. The intrinsic value of these options exercised was $146. The Company received proceeds of $0.9 million from the exercise of 116,954 options during the nine months ended September 30, 2013. The intrinsic value of these options exercised was $153. During the three and nine months ended September 30, 2013, 32,817 and 144,018 options, respectively, were cancelled or expired.

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

As of September 30, 2013, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $2.0 million, net of estimated forfeitures to be recognized through 2017 over a weighted average period of 1.6 years.

The range of exercise prices for options outstanding and exercisable at September 30, 2013 was $5.50 to $11.84. The following table summarizes information about stock options outstanding under all stock plans at September 30, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.50	—	$6.86	88,574	4.86	$6.62	62,278	$6.72
6.87	—	7.93	756,648	5.99	7.26	78,511	7.73
8.07	—	8.63	40,045	2.71	8.48	38,045	8.48
8.76	—	8.76	43,000	2.36	8.76	43,000	8.76
8.96	—	9.09	101,500	1.91	9.09	100,000	9.09
9.11	—	9.12	6,627	2.73	9.11	6,627	9.11
9.16	—	9.16	132,000	2.84	9.16	132,000	9.16
9.19	—	10.25	121,780	2.45	9.70	121,780	9.70
10.46	—	11.00	100,960	1.21	10.72	100,960	10.72
11.01	—	11.84	140,050	0.31	11.56	140,050	11.56

$ 5.50	—	$11.84	1,531,184	4.07	$8.40	823,251	$9.46

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	September 30,
	2013	2012
Dividend yield	1.6%	1.7%
Risk-free interest rate	0.2%	0.2%
Expected volatility	51%	52%
Expected life (in years)	4.6	5.1

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

The intrinsic value and contractual life of the options outstanding and exercisable at September 30, 2013 were as follows:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	4.07	$1,419
Options Exercisable	1.97	$239

The intrinsic value is based on the share price of $8.85 at September 30, 2013.

The following table summarizes the stock option activity for the nine months ended September 30, 2013:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,099,106	$9.06
Granted	693,050	7.21
Exercised	(116,954)	7.93
Expired or Cancelled	(109,235)	8.47
Forfeited	(34,783)	6.71

Outstanding at September 30, 2013	1,531,184	$8.40

Exercisable at September 30, 2013	823,251	$9.46

Retention Stock Options

In April 2013, the Company awarded 182,500 retention stock options to executive officers with a weighted average grant date fair value of $2.83. The actual number of stock options awarded will be based on performance goals for 2013. The options will vest between two and four years beginning in 2014. The Company records expense for these retention stock options based on estimated achievement of the performance goals. The assumptions used for the valuation of these stock options were consistent with the employee stock options awarded to employees in April 2013.

The following table summarizes the retention stock option activity for the nine months ended September 30, 2013:

	Retention Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2012	0	$0.00
Granted	182,500	7.16

Outstanding at September 30, 2013	182,500	$7.16

Exercisable at September 30, 2013	0	$0.00

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

During the nine months ended September 30, 2013, the Company did not grant any performance units and cancelled 147,250 performance units with a grant date fair value of $1.0 million. There was no activity during the three months ended September 30, 2013.

During the nine months ended September 30, 2012, the Company granted 169,650 performance units with a grant date fair value of $1.2 million and cancelled 11,320 performance units with a grant date fair value of $79. During the nine months ended September 30, 2012, 4,836 performance units vested with a grant date fair value of $33 and intrinsic value of $36. During the nine months ended September 30, 2012, 139,150 performance units were converted to time-based restricted stock awards. The Company did not record expense for performance share awards during the nine months ended September 30, 2012 because the Company did not anticipate the 2012 fiscal year targets associated with the performance shares to be met.

As of September 30, 2013, there are no unvested performance units. The following table summarizes the performance share activity during the nine months ended September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested Performance Units - December 31, 2012	147,250	$7.04
Units cancelled	(147,250)	7.04

Unvested Performance Units - September 30, 2013	0	$0.00

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

During the nine months ended September 30, 2013, the Company did not issue any time-based restricted stock units and cancelled 1,125 shares with a grant date fair value of $8. During the nine months ended September 30, 2013, 3,850 restricted stock units vested with a grant date fair value of $25 and intrinsic value of $28. There was no activity during the three months ended September 30, 2013.

The Company issued 5,000 time-based restricted stock units with a fair value of $35 to employees during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, 2,600 restricted stock units vested with a grant date fair value of $16 and intrinsic value of $20.

As of September 30, 2013, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $29, to be recognized through 2016 over a weighted average period of 1.2 years.

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Units - December 31, 2012	11,925	$6.61
Units vested	(3,850)	6.56
Units cancelled	(1,125)	6.77

Unvested Restricted Stock Units - September 30, 2013	6,950	$6.62

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is nine months. The Company received proceeds of $0.3 million from the issuance of 61,230 shares under the ESPP in February 2013 and received proceeds of $0.3 million from the issuance of 48,032 shares under the ESPP in February 2012. The Company received proceeds of $0.3 million from the issuance of 51,735 shares under the Purchase Plan in August 2013 and received proceeds of $0.3 million from the issuance of 56,041 shares under the Purchase Plan in August 2012.

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

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	September 30,
	2013	2012
Dividend yield	1.7%	1.7%
Risk-free interest rate	0.3%	0.2%
Expected volatility	51%	52%
Expected life (in years)	0.5	0.5

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

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority. The Company paid $1.0 million and $1.2 million for withholding taxes related to stock awards during the nine months ended September 30, 2013 and 2012, respectively.

Stock Repurchases

All share repurchase programs are authorized by the Company’s Board of Directors and are announced publicly. On March 18, 2013, the Company’s Board of Directors approved a new share repurchase program of $5.0 million. The Company repurchased 59,510 shares at an average price of $7.31 during the three months ended June 30, 2013. No shares were repurchased during the three months ended September 30, 2013. At September 30, 2013, the Company had $4.6 million in share value that could still be repurchased under this program.

10. Benefit Plans

Employee Benefit Plans

The Company’s 401(k) plan covers all of the eligible U.S. employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation, up to the statutorily prescribed annual limit. The Company may make discretionary contributions to the 401(k) plan. The Company made employer contributions of $140 and $141 to the 401(k) plan for the three months ended September 30, 2013 and 2012, respectively. The Company made employer contributions of $434 and $442 to the 401(k) plan for the nine months ended September 30, 2013 and 2012, respectively.

The Company also contributes to various retirement plans for foreign employees. The Company made contributions to these plans of $65 and $54 for the three months ended September 30, 2013 and 2012 respectively. The Company made contributions to these plans of $189 and $156 for the nine months ended September 30, 2013 and 2012, respectively.

Executive Deferred Compensation Plan

The Company provides an Executive Deferred Compensation Plan (“EDCP”) for executive officers, senior managers and directors. Under this plan, the executives may defer up to 50% of salary and up to 100% of cash bonuses. In addition, the Company provides a 4% matching cash contribution which vests depending upon the number of completed years of participation in the EDCP. The executive has a choice of investment alternatives from a menu of mutual funds offered by an insurance company. The plan is administered by the Compensation Committee and an outside party tracks investments and provides the Company’s executives with quarterly statements showing relevant contribution and investment data. Upon termination of employment, death, disability or retirement, the executive will receive the value of his or her account in accordance with the provisions of the plan. Upon retirement, the executive may request to receive either a lump sum payment, or payments in annual installments over 15 years or over the lifetime of the participant with 20 annual payments guaranteed. At September 30, 2013 and December 31, 2012, the deferred compensation obligation was $1.8 million and $1.7 million, respectively, included in long-term liabilities in the consolidated balance sheets. The Company funds the obligation related to the EDCP with corporate-owned life insurance policies. At September 30, 2013 and December 31, 2012, the cash surrender value of such policies was $1.8 million and $1.6 million, respectively, included in other noncurrent assets in the consolidated balance sheets. In November 2012, the Company’s Board of Directors authorized the termination of the EDCP. The Company expects the plan to terminate in 2013.

11. Commitments and Contingencies

Leases

The Company has operating leases for office facilities through 2020 and office equipment through 2014. The future minimum rental payments under these leases at September 30, 2013, are as follows:

Year	Amount
2013	$211
2014	834
2015	815
2016	699
2017	586
Thereafter	1,182

Future minumum lease payments	$4,327

The Company has capital leases for office equipment. The office equipment had a cost of $3, accumulated depreciation of $1, and a net book value of $2 as of September 30, 2013.

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount
2013	$1
2014	2

Total minimum payments required:	3
Less amount representing interest:	0

Present value of net minimum lease payments:	$3

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The Company’s allowance for sales returns was $0.2 million at September 30, 2013 and $0.1 million at December 31, 2012.

The Company offers repair and replacement warranties of typically two years for antenna products and one to three years for scanning receiver products. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at September 30, 2013 and at December 31, 2012, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in the warranty reserves during the nine months ended September 30, 2013 and 2012, were as follows:

	Nine Months Ended September 30,
	2013	2012
Beginning balance	$270	$249
Provisions for warranty	124	127
Consumption of reserves	(120)	(106)

Ending balance	$274	$270

Restructuring

During the second and third quarters of 2013, the Company integrated the TelWorx business with its Bloomingdale operations. The Company moved kitting operations and order fulfillment to its Bloomingdale, Illinois facility from the Lexington, North Carolina facility. As part of the integration, the Company separated eighteen PCTelWorx employees between March and September 2013. The Company recorded $0.3 million as restructuring expense during the nine months ended September 30, 2013, consisting of employee related costs and asset disposals. The Company also recorded $0.3 million in cost of sales for the disposal of TelWorx inventory that was not compatible with the Company’s Bloomingdale facility or Bloomingdale operations. In October 2013, the Company moved to a smaller Lexington office facility for its sales, procurement, and administrative functions.

The following table summarizes the restructuring activity during the nine months ended September 30, 2013 and the status of the reserves at September 30. 2013:

	Accrual Balance at December 31, 2012	Restructuring Expense	Payments/ Charges	Accrual Balance at September 30, 2013
2013 TelWorx integration:
Employee related costs	$0	$188	($132)	$56
Asset disposals	0	$66	($66)	0

Subtotal	0	254	(198)	56

2012 Bloomingdale manufacturing:	1	0	(1)	0

Totals	$1	$254	($199)	$56

During the three months ended September 30, 2012, the Company eliminated twelve positions in its Bloomingdale, Illinois manufacturing organization and recorded restructuring expense of $0.2 million for severance costs and related benefits.

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

As part of the Acquisition, PCTelWorx previously executed a five-year lease with Scronce Real Estate, LLC for the continued use of an operating facility and offices in Lexington, North Carolina, which provided for annual rental payments of approximately $0.2 million.

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

The following is a summary of the material terms of the Amendment:

•	the TelWorx Parties paid the Company a cash payment of $4.3 million, which included $1.0 million pursuant to the working capital adjustment provisions of the Original Agreement;

•	the TelWorx Parties forfeited all $1.5 million of the potential contingent consideration earnable under the Original Agreement, which had a fair value of $0.6 million, and which, if earned, would have been payable in the form of common stock of the Company;

•	the TelWorx Parties forfeited the $0.5 million holdback escrow under the Original Agreement;

•	the parties agreed to the elimination of all indemnification obligations provided for under the Original Agreement;

•	the Company, PCTelWorx and Sellers each agreed to execute mutual releases of all claims arising in connection with the dispute; and

•	PCTelWorx acquired an option to terminate its current facility lease in Lexington, North Carolina with Scronce Real Estate, LLC (which is controlled by Sellers) upon 180 days written notice.

The settlement had an aggregate fair value of $5.4 million, consisting of $4.3 million cash received, $0.6 million for the contingent consideration forfeited, and $0.5 million for the holdback escrow balance released. Approximately $1.0 million of the cash received was pursuant to the working capital adjustment provisions of the Original Agreement and settle the miscellaneous accounts receivable recorded in prepaid expenses and other assets at December 31, 2012. The remaining $4.3 million settlement amount, consisting of $3.2 million cash and the release of the $0.6 million contingent consideration fair value and the $0.5 million release of the holdback escrow, was recorded as income in the quarter ended March 31, 2013, consistent with accounting for legal settlements.

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

In May 2013, the Company gave notice of its election to exercise its option with respect to its Lexington facility lease, with termination effective October 31, 2013.

12. Income Taxes

The Company recorded an income tax expense for continuing operations of $1.8 million for the nine months ended September 30, 2013. The tax expense for the nine months ended September 30, 2013 differs from the statutory rate of 34% primarily because of state income taxes.

The Company recorded an income tax benefit of $0.4 million for the nine months ended September 30, 2012. The tax benefit for the nine months ended September 30, 2012 differs from the statutory rate of 34% because of state income taxes.

The Company’s valuation allowance against its deferred tax assets was $0.7 million at September 30, 2013 and December 31, 2012. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s long-term forecasts continue to support the realization of its deferred tax assets. The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carryforward rules allow for up to a 20 year carryforward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carryforward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets.

The Company’s gross unrecognized tax benefit was $1.4 million both at September 30, 2013 and December 31, 2012. The Company does not expect any of the potential benefits will be settled within the next twelve months. The Company is unaware of any positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s federal and state income tax years, with limited exceptions, are closed through 2007.

The Company recorded a tax gain of $0.7 million related to the sale of PCTEL Secure assets in April 2013. The income tax gain was based on the fair market value of the intangible assets sold minus the tax basis of the intangible assets.

The Company has no plans to repatriate foreign income from its subsidiaries. The Company has not provided deferred U.S. income taxes and foreign withholding taxes on approximately $1.0 million of undistributed cumulative earnings of foreign subsidiaries because the Company considers such earnings to be permanently reinvested in those operations.

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

The following tables are the segment operating profits for the three and nine months ended September 30, 2013 and September 30, 2012, respectively, and the segment balance sheet information as of September 30, 2013 and December 31, 2012:

	Three Months Ended September 30, 2013
	Connected Solutions	RF Solutions	Consolidating	Total
REVENUES	$18,318	$8,243	($90)	$26,471

GROSS PROFIT	5,684	5,090	2	10,776

OPERATING INCOME (LOSS)	$1,738	$2,098	($2,908)	$928

	Nine Months Ended September 30, 2013
	Connected Solutions	RF Solutions	Consolidating	Total
REVENUES	$56,874	$21,617	($201)	$78,290

GROSS PROFIT	17,352	13,547	18	30,917

OPERATING INCOME (LOSS)	$4,872	$5,139	($10,135)	($124)

	As of September 30, 2013
	Connected Solutions	RF Solutions	Consolidating	Total
Accounts receivable	$11,231	$6,044	$0	$17,275
Inventories	$13,462	$1,776	$0	$15,238

Long-lived assets:
Property and equipment, net	$11,520	$1,990	$1,109	$14,619
Goodwill	$0	$161	$0	$161
Intangible assets, net	$3,223	$1,976	$0	$5,199
Deferred tax assets, net	$0	$0	$12,441	$12,441
Other noncurrent assets	$0	$0	$1,796	$1,796

	Three Months Ended September 30, 2012
	Connected Solutions	RF Solutions	Consolidating	Total
REVENUES	$19,714	$6,182	($43)	$25,853

GROSS PROFIT	5,684	4,348	6	10,038

OPERATING INCOME (LOSS)	$1,287	$1,879	($2,007)	$1,159

	Nine Months Ended September 30, 2012
	Connected Solutions	RF Solutions	Consolidating	Total
REVENUES	$47,687	$15,387	($67)	$63,007

GROSS PROFIT	15,186	10,667	35	25,888

OPERATING INCOME (LOSS)	$4,471	$3,090	($6,639)	$922

	As of December 31, 2012
	Connected Solutions	RF Solutions	Consolidating	Total
Accounts receivable	$11,885	$6,701	$0	$18,586
Inventories	$14,283	$3,290	$0	$17,573

Long-lived assets:
Property and equipment, net	$11,868	$1,746	$1,161	$14,775
Goodwill	$0	$161	$0	$161
Intangible assets, net	$4,404	$2,600	$0	$7,004
Deferred tax assets, net	$0	$0	$14,034	$14,034
Other noncurrent assets	$0	$0	$1,636	$1,636

The Company’s revenues to customers outside of the United States, as a percent of total revenues for the three and nine months ended September 30, 2013 and 2012, respectively were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2013	2012	2013	2012
Europe, Middle East, & Africa	11%	11%	10%	13%
Asia Pacific	10%	10%	10%	9%
Other Americas	8%	6%	6%	7%

Total Foreign sales	29%	27%	26%	29%

No customers accounted for 10% or greater of revenues or receivables during the three and nine months ended September 30, 2013 or the three and nine months ended September 30, 2012.

14. Related Parties

The Company’s lease for its Lexington, North Carolina facility was with Scronce Real Estate LLC. Scronce Real Estate, LLC is owned by Tim and Brenda Scronce, the wife of Tim Scronce. Tim and/or Brenda Scronce were the majority owners of the TelWorx entities as defined in Note 11 – Commitments and Contingencies above. The Company, through its wholly-owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), purchased the assets of TelWorx in July 2012. Tim Scronce worked for the Company until his resignation in December 2012 and Brenda Scronce never worked for the Company. Through September 30, 2013, a total of $0.2 million has been paid under this lease. In May 2013, the Company gave notice of early termination of the lease which became effective in October 2013. The Company signed a new lease for an office facility in Lexington effective August 1, 2013. The new lease is not with a related party.

The Company’s lease for its Melbourne, Florida office is with 3dB, LLC, a real estate entity co-owned by Robert Joslin, Scott Clay, and Greg Akin. As co-owners of Envision Wireless, Joslin, Clay and Akin sold the assets of Envision Wireless to the Company in October 2011. Joslin, Clay, and Akin continue to work for the Company. This lease expired in October 2013. In September 2013, the Company signed a five-year lease for new office space in Melbourne, Florida. The new lease is not with a related party.

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

Our third quarter 2013 revenues increased by $0.6 million, or 2.4%, to $26.5 million compared the same period in 2012. We recorded operating income of $0.9 million in the third quarter 2013 compared to operating income of $1.1 million in the same period last year. This quarter’s results include a $29 restructuring charge related to the integration and consolidation of the TelWorx operations.

The Company’s TelWorx operations are fully integrated into our Connected Solutions operations as well as our internal control and evaluation processes as of September 30, 2013. The TelWorx acquisition has been challenging. Subsequent to the acquisition, accounting irregularities in the operations were discovered which we believe were either at the direction of or with the knowledge of senior management of the TelWorx operations. We conducted an investigation and as a result, accepted the resignation of the general manager of the TelWorx operations and separated other personnel involved in the accounting irregularities from the Company, declared that the historical pre-acquisition TelWorx financial statements filed pursuant to Regulation S-X should not be relied upon, and concluded, as of December 31, 2012, that we had a material weakness in our disclosure controls related to the TelWorx accounting irregularities. Additionally, unrelated to the accounting irregularities, we determined that the projected revenue, anticipated margins, and future cash flows of the TelWorx business were significantly lower at the annual goodwill test date of October 31, 2012 than at the acquisition date. The decline resulted in the impairment in the fourth quarter of 2012 of all of the $12.5 million of goodwill associated with the business. Before the effect of restructuring costs, the September 30, 2013 year to date operating results for the TelWorx reporting unit are consistent with the forecast of cash flows used in the annual goodwill test date of October 31, 2012. On a year to date basis, the reporting unit, which is contained in the Connected Solutions segment, has contributed slightly above breakeven operating results before restructuring charges of $0.3 million. We made the decision in March 2013 to consolidate the kitting and order fulfillment operations in North Carolina into our Bloomingdale, Illinois facility. The consolidation was complete as of September 30, 2013. Compared to the beginning of 2013, the restructuring is expected to yield operating cost savings of approximately $0.4 million per quarter going forward. The operation has ceased to be an identifiable reporting unit going forward as all of its operating results and cash flows are now completely integrated and comingled with the rest of the Connected Solutions segment operations.

See Footnote 8 to the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, related to the acquisition of TelWorx Communications LLC, and Footnote 11 thereto related to restructuring, and Item 4: Controls and Procedures, and management’s discussion and analysis of liquidity and working capital resources for more details.

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

We manage our balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment` managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment. As of January 1, 2013 our chief operating decision maker uses the profit and loss results through operating profit and identified assets for the Connected Solutions and RF Solutions segments to make operating decisions. The segment information presented in the financial statements restates history for the new Connected Solutions and RF Solution segments on a consistent basis with the current period.

On April 30, 2013, the Company divested all of material assets associated with PCTEL Secure’s ProsettaCore™ technology to Redwall Technologies, LLC (“Redwall”), a development organization that specializes in mobile security, military and defense projects and systems, and critical national infrastructure. Under the terms of the agreement, Redwall acquired the server and device software (the “Software”), the underlying intellectual property, and complete development responsibility for the security products. At the closing of the divestiture, we received no upfront cash payment, but we have the right to receive a royalty of 7% of the net sale price of each future sale or license of the Software and each provision of services related to the Software. Under the agreement, royalties are capped at $10.0 million in the aggregate. In accordance with accounting rules for discontinued operations, the consolidated financial statements separately reflect the results of PCTEL Secure as discontinued operations for all periods presented. The prior period results have been retrospectively restated to reflect this accounting treatment.

Results of Operations for Continuing Operations

Three and nine months ended September 30, 2013 and 2012

(in thousands)

Revenues by Segment

	Three Months September September 30,
	2013	2012	$ Change	% Change
Connected Solutions	$18,318	$19,714	($1,396)	-7.1%
RF Solutions	8,243	6,182	2,061	33.3%
Consolidating	(90)	(43)	(47)	not meaningful

Total	$26,471	$25,853	$618	2.4%

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Connected Solutions	$56,874	$47,687	$9,187	19.3%
RF Solutions	21,617	15,387	6,230	40.5%
Consolidating	(201)	(67)	(134)	not meaningful

Total	$78,290	$63,007	$15,283	24.3%

Revenues increased $0.6 million (2.4%) for the three months ended September 30, 2013 compared to the same period last year. RF Solutions revenue was up $2.1 million (33%) in the quarter driven by higher carrier scanning receiver spending from a low point in 2012 and the rapid growth of in-building wireless network expansion. Connected Solutions revenue declined $(1.4) million (-7.1%) in the quarter. A focused effort to eliminate unprofitable site solutions business and customers, public safety market contraction, and OEM project rotation contributed to the decline.

Revenues increased $15.3 million (24.3%) for the nine months ended September 30, 2013 compared to the same period last year. RF Solutions revenue was up $6.2 million (40.5%) year to date driven by higher carrier scanning receiver spending from a low point in 2012 and the rapid growth of in-building wireless network expansion. Connected Solutions revenue increased $9.2 million (19.3%) for the nine months ended September 30, 2013 compared to the same period last year. Approximately $8.0 million of the increase is a result of having the site solutions products acquired in July 2012 for only one full quarter for the first nine months last year.

Gross Profit by Segment

	Three Months September September 30,
	2013	% of Revenues	2012	% of Revenues
Connected Solutions	$5,684	31.0%	$5,684	28.8%
RF Solutions	5,090	61.7%	4,348	70.3%
Consolidating	2	not meaningful	6	not meaningful

Total	$10,776	40.7%	$10,038	38.8%

	Nine Months Ended September 30,
	2013	% of Revenues	2012	% of Revenues
Connected Solutions	$17,352	30.5%	$15,186	31.8%
RF Solutions	13,547	62.7%	10,667	69.3%
Consolidating	18	not meaningful	35	not meaningful

Total	$30,917	39.5%	$25,888	41.1%

Gross profit was 40.7% for the three months ended September 30, 2013, an increase of 1.9% as a percent of revenue compared to the same period last year. RF Solutions gross profit was 61.7% in the quarter, a decrease of (8.6) % as a percent of revenue. (6.0%) of the decrease as a percent of revenue reflects the increasing contribution of network engineering services revenue to this segment. Connected Solutions gross profit was 31.0% in the quarter, an increase of 2.2% as a percent of revenue from the same period last year. Eliminating unprofitable site solution business and customers, consolidating the site solutions factory into the Company’s Bloomingdale facility, and other supply chain improvements all contributed to the increased margin.

Gross profit was 39.5% for the nine months ended September 30, 2013, a decrease of (1.6) % as a percent of revenue compared to the same period last year. RF Solutions gross profit was 62.7% year to date, a decrease of (6.6) % as a percent of revenue. (6.2%) of the decrease as a percent of revenue reflects the increasing contribution of network engineering services revenue to this segment. Connected Solutions gross profit was 30.5% year to date, a decrease of (1.3)% as a percent of revenue from the same period last year. A decline of (2.2) % as a percent of revenue is a result of having the relatively lower margin site solutions products acquired in July 2012 for only one quarter in the first nine months last year. That decline was mitigated 0.9 % as a percent of revenue by eliminating unprofitable site solution business and customers, consolidating the site solutions factory into the Company’s Bloomingdale facility, and other supply chain improvements.

Operating Profit by Segment

	Three Months September September 30,
	2013	% of Revenues	2012	% of Revenues
Connected Solutions	$1,738	9.5%	$1,287	6.5%
RF Solutions	2,098	25.5%	1,879	30.4%
Consolidating	(2,908)	not meaningful	(2,007)	not meaningful

Total	$928	3.5%	$1,159	4.5%

	Nine Months Ended September 30,
	2013	% of Revenues	2012	% of Revenues
Connected Solutions	$4,872	8.6%	$4,471	9.4%
RF Solutions	5,139	23.8%	3,090	20.1%
Consolidating	(10,135)	not meaningful	(6,639)	not meaningful

Total	($124)	-0.2%	$922	1.5%

Operating profit declined during the three and nine months ended September 30, 2013 compared to the comparable periods in the prior year. Revenues and gross margins improved, but we recorded higher operating expenses primarily due to legal and professional fees for TelWorx and our short-term incentive plan.

Consolidated Operating Expenses

	Three Months Ended			% of Revenues
	2013	2012	Change	2013	2012
Research and development	$2,735	$2,348	$387	10.3%	9.1%
Sales and marketing	2,912	2,811	101	11.0%	10.9%
General and administrative	3,576	2,647	929	13.5%	10.2%
Amortization of intangible assets	596	917	(321)	2.3%	3.5%
Restructuring charges	29	156	(127)	0.1%	0.6%

	$9,848	$8,879	$969	37.2%	34.3%

	Nine Months Ended			% of Revenues
	2013	2012	Change	2013	2012
Research and development	$7,963	$6,879	$1,084	10.2%	10.9%
Sales and marketing	8,986	7,893	1,093	11.5%	12.5%
General and administrative	12,034	8,036	3,998	15.4%	12.8%
Amortization of intangible assets	1,804	2,002	(198)	2.3%	3.2%
Restructuring charges	254	156	98	0.3%	0.2%

	$31,041	$24,966	$6,075	39.6%	39.6%

Research and Development

Research and development expenses increased $0.4 million in the three months ended September 30, 2013 compared to the same period last year. Approximately $0.3 million of the increase is attributed to spending on scanning receiver technology with the remainder attributed to spending on antenna product development.

Research and development expenses increased $1.1 million in the nine months ended September 30, 2013 compared to the same period last year. Approximately $0.8 million of the increase is attributed to spending on scanning receiver technology with the remainder attributed to spending on antenna product development.

Sales & Marketing

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses increased $0.1 million in the three months ended September 30, 2013 compared to the same period last year. The increase is attributed to higher incentive plan expense on higher revenue.

Sales and marketing expenses increased $1.1 million in the nine months ended September 30, 2013 compared to the same period last year. Approximately $0.8 million the result of only having the site solutions products acquired in July 2012 for only one full quarter last year with the remainder from higher incentive plan expense on higher revenue.

General and Administrative

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses increased $0.9 million in the three months ended September 30, 2013 as compared to the same period last year. The increase is primarily attributed to increased incentive plan expense. Last year the incentive plan accrual was zero.

General and administrative expenses increased $4.0 million in the nine months ended September 30, 2013 as compared to the same period last year. The increase consists of $2.1 million from legal and professional fees associated with the TelWorx investigation, $1.2 million for incentive plan expenses, $0.2 million associated with segment restructuring, and $0.5 million of other miscellaneous corporate costs. Last year the incentive plan accrual was zero.

Amortization of Intangible Assets

Amortization decreased $0.3 million and $0.2 million during the three and nine months ended September 30, 2013 compared to the same periods in 2012, primarily because of lower amortization for intangible assets acquired from TelWorx. Amortization expense decreased for the TelWorx assets because the assets were revalued in the fourth quarter 2012.

Restructuring Charges

During the second and third quarters of 2013, we integrated the TelWorx business with our Connected Solutions segment. The kitting and order fulfillment operations in North Carolina were consolidated into our Bloomingdale, Illinois facility. As part of the integration, we separated eighteen employees during the nine months ended September 30, 2013. The restructuring expense of $0.3 million during the nine months ended September 30, 2013 consisted of employee related costs and asset disposals. The Company also recorded $0.3 million in cost of sales for the disposal of TelWorx inventory that was not compatible with the Company’s Bloomingdale facility or Bloomingdale operations.

Other Income, Net

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Settlement income	$125	$0	$4,455	$0
Insurance proceeds	264	0	313	0
Interest income	17	20	56	111
Foreign exchange losses	(10)	(9)	(26)	(26)
Other, net	(7)	1	(20)	0

	$389	$12	$4,778	$85

Percentage of revenues	1.5%	0.0%	6.1%	0.1%

Other income, net consists of interest income, foreign exchange gains and losses, insurance proceeds, and income from legal settlements. For the three months ended September 30, 2013, we recorded $0.3 million in other income for insurance proceeds for our claims related to legal and professional expenses for the TelWorx investigation and $0.1 million related to a settlement with the employer of a former employee of PCTelWorx. For the nine months ended September 30, 2013, other income includes $4.3 million related to the TelWorx settlement we received in the first quarter 2013 and $0.3 million related to insurance proceeds for claims related to legal and professional expenses for the TelWorx investigation. In the three months ended September 30, 2013 and 2012, we recorded interest income of $17 and $20, respectively. In the nine months ended September 30, 2013 and 2012, we recorded interest income of $56 and $111, respectively. In the three months ended September 30, 2013 and 2012, we recorded foreign exchange losses of $10 and $9, respectively. In the nine months ended September 30, 2013 and 2012, respectively, we recorded foreign exchange losses of $26.

Provision for Income Taxes

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Provision for income taxes	$566	$483	$1,764	$430
Effective tax rate	43.0%	41.2%	37.9%	42.7%

The effective tax rate for the nine months ended September 30, 2013 differed from the statutory rate of 34% by approximately 3.9% primarily because of state income taxes.

The effective tax rate for the nine months ended September 30, 2012 differed from the statutory rate of 34% by approximately 8.7%.

We maintain valuation allowances due to uncertainties regarding realizability. At September 30, 2013 and December 31, 2012, we had a $0.7 million valuation allowance on our deferred tax assets. The valuation allowance primarily relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Our long-term forecasts continue to support the realization of our deferred tax assets. Our domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets.

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

Discontinued Operations

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net loss from discontinued operations	$0	($416)	($109)	($1,514)

The net loss from discontinued operations for the nine months ended September 30, 2013 includes operating expenses of PCTEL Secure, net of income taxes. There has been no activity with PCTEL Secure since the sale of the business in April 2013. The net loss for the three and nine months ended September 30, 2012 includes operating expenses and the noncontrolling interest of PCTEL Secure, net of income taxes, as well as the adjustments to the redemption value of redeemable equity.

Stock-based compensation expense

The condensed consolidated statements of operations include $0.9 million and $2.6 million of stock compensation expense for the three and nine months ended September 30, 2013, respectively. Stock compensation expense for the three months ended September 30, 2013 consists of $0.5 million for restricted stock awards, and $0.4 million for stock option and stock purchase plan expenses. Stock compensation expense for the nine months ended September 30, 2013 consists of $1.9 million for restricted stock awards, and $0.7 million for stock option and stock purchase plan expenses.

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

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$104	$99	$294	$298
Research and development	182	153	505	442
Sales and marketing	174	141	435	398
General and administrative	437	302	1,384	1,193

Total continuing operations	897	695	2,618	2,331
Discontinued operations	0	0	1	4

Total	$897	$695	$2,619	$2,335

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2013	2012
Net income (loss)	$2,781	($937)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	7,294	6,423
Changes in operating assets and liabilities	(2,902)	(3,199)

Net cash provided by operating activities	7,173	2,287
Net cash used in investing activities	(5,849)	(2,446)
Net cash used in financing activities	(1,457)	(1,078)

	September 30, 2013	December 31, 2012
Cash and cash equivalents at the end of period	$17,420	$17,543
Short-term investments at the end of period	37,516	33,596
Working capital at the end of period	$79,818	$74,486

Liquidity and Capital Resources Overview

At September 30, 2013, our cash and investments were approximately $54.9 million and we had working capital of $79.8 million. Our cash and investments were approximately $3.8 million higher at September 30, 2013 compared to December 31, 2012 because we received the $4.3 million settlement related to the TelWorx acquisition, offsetting cash used with the contraction of our current liabilities on our balance sheet, dividends, and capital expenditures. We used cash of $6.7 million to contract accounts payables, $1.9 million for capital expenditures, and $1.9 million of cash for payment of dividends during the nine months ended September 30, 2013.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. Within investing activities, capital spending historically ranges between 3% and 5% of our revenues and the primary use of capital is for manufacturing and development engineering requirements. Our capital expenditures during the nine months ended September 30, 2013 were approximately 2.5% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the ESPP and have historically used funds to repurchase shares of our common stock through our share repurchase programs. We are now paying quarterly dividends and have also reinstated a stock buyback program. Whether this activity results in our being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year.

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

The Company currently has open an S-8 registration statement covering its employee stock plan. There are no other open registration statements and management has no plans at this time to pursue a new registration statement once the matter is resolved. Management believes that the Company’s current financial position, which includes $54.9 million in cash and investments, and no debt, combined with its historic ability to generate free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support its operations as well as funding for potential acquisitions through at least 2014.

Operating Activities:

Operating activities provided $7.2 million of cash during the nine months ended September 30, 2013 as we generated approximately $10.1 million of cash from our income statement but used $2.9 million of cash within our balance sheet. Within our income statement activities, we used $1.0 million for payroll taxes related to stock-based compensation. The tax payments related to our stock issued for restricted stock awards and performance shares. On the balance sheet, we used cash of $6.7 million for the contraction of accounts payable. Accounts payables declined due to reductions in inventories and due to the timing of vendor purchases during the quarter ended September 30, 2013 compared to the quarter ended December 31, 2012. We generated cash of $2.4 million from the reduction of inventories. We managed our RF Solutions inventory down from higher than normal inventory levels at year end 2012. We also lowered our site solutions inventory as a result of the integration of the Lexington business with the operations in Bloomingdale.

Operating activities provided $2.3 million of cash during the nine months ended September 30, 2012 as we generated $5.5 million in cash from our income statement activities and used $3.2 million of cash from our balance sheet activities. We used $1.2 million for payroll taxes related to stock-based compensation. The tax payments related to the Company’s stock issued for restricted stock awards and performance shares. On the balance sheet, we used cash primarily due to increases in accounts receivable and inventory. The $5.3 million increase in accounts receivable was a result of increased revenues during the quarter ended September 30, 2012 compared to the revenues during the quarter ended December 31, 2011. In addition, the timing of revenues within the third quarter 2012 negatively impacted the receivable balance. During the nine months ended September 30, 2012, cash was provided by a decrease in prepaid expenses and an increase in accounts payable and other accrued liabilities. Prepaid expenses and other assets decreased $1.0 million during the nine months ended September 30, 2012 primarily because we received income tax refunds. Our accounts payable increased $0.8 million during the nine months ended September 30, 2012 due to timing of inventory purchases. Our other accrued liabilities increased $0.1 million due to increases in executive deferred compensation and deferred revenues.

Investing Activities:

Our investing activities used $5.8 million of cash during the nine months ended September 30, 2013 as we used $3.9 million of cash from net maturities of investments and used $1.9 million for capital expenditures. Redemptions and maturities of our investments in short-term bonds during the nine months ended September 30, 2013 provided $56.8 million in funds. We rotated $60.7 million of cash into new short-term bonds during the nine months ended September 30, 2013.

Our investing activities used $2.4 million of cash during the nine months ended September 30, 2012. We generated $18.4 million from our treasury investing activity during the nine months ended September 30, 2012. Redemptions and maturities of our investments in short-term bonds during the nine months ended September 30, 2012 provided $54.3 million in funds. We rotated $35.9 million of cash into new short-term and long-term bonds during the nine months ended September 30, 2012. Beginning in the second quarter of 2012, we invested the funds from maturing short-term investments into money market funds so that we had available cash for acquisitions. For the nine months ended September 30, 2012, our capital expenditures were $2.6 million, including $1.5 million for our ERP project. The ERP project was substantially completed in the third quarter 2012. During the nine months ended September 30, 2012, we used $1.7 million of funds to purchase the remaining 49% membership interest in PCTEL Secure. In July 2012, we purchased certain assets from TelWorx for $16.0 million in cash paid at closing.

Financing Activities:

We used $1.4 million in cash for financing activities during the nine months ended September 30, 2013. We paid $1.9 million for quarterly cash dividends and we received $0.9 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options. We used $0.4 million to repurchase shares in the stock repurchase program.

We used $1.1 million in cash for financing activities during the nine months ended September 30, 2012. We paid $1.6 million for cash dividends paid in February 2012, May 2012 and August 2012 and we received $0.5 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.

Contractual Obligations and Commercial Commitments

As of September 30, 2013, we had operating lease obligations of approximately $4.3 million through 2020. Operating lease obligations consist of $4.3 million for facility lease obligations and $48 for equipment leases. Our lease obligations were $4.9 million at December 31, 2012.

During the first quarter 2013, we extended the lease for our Pryor, Oklahoma facility through April 2015 and we extended the lease for our Beijing design center through June 2016.

In May 2013, we gave notice of early termination of our facility lease in Lexington, North Carolina. The termination was effective October 31, 2013. In July 2013, we signed a new lease for office space in Lexington. The new five-year lease is effective August 1, 2013.

We had purchase obligations of $8.6 million and $9.9 million at September 30, 2013 and December 31, 2012, respectively. These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet. We had a liability of $1.4 million related to income tax uncertainties at September 30, 2013 and December 31, 2012, respectively. We do not know when this liability will be satisfied.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2012 Annual Report on Form 10-K (Item 7A). As of November 12, 2013, there have been no material changes in this information.

Item 4: Controls and Procedures

Changes in Internal Controls:

There was a material weakness in internal controls described in Item 9A of the Company’s December 31, 2012 Annual Report on Form 10-K filed on April 2, 2013. Following the closing of the TelWorx acquisition, the Company’s management became aware of irregularities with respect to TelWorx’ pre-acquisition financial statements that impacted the Company’s financial statements subsequent to the acquisition. In addition, we discovered accounting irregularities reported in the financial statements reported subsequent to the acquisition. These irregularities were first disclosed in a Current Report on Form 8-K/A, Item 8.01, filed March 13, 2013. They were discovered in part through an internal review conducted in connection with the calculation of post-closing purchase price adjustments and in part due to an anonymous tip received after the internal review began. Specifically, the detection of accounting irregularities reported in the financial statements reported subsequent to the acquisition, primarily affecting the recording of revenue, by senior management of the Company’s TelWorx operation, and our inability to detect these post acquisition irregularities in a timely manner represented a material weakness in our internal controls. The Company acquired TelWorx on July 9, 2012 and completed the process of integrating the operation into its financial reporting systems during the quarter ending September 30, 2013.

Remediation Plan:

As a result of the TelWorx investigation, the general manager of TelWorx operation and other personnel involved in the accounting irregularities were separated from the Company on December 20, 2012 and in January 2013, respectively. Effective with the quarter ended December 31, 2012, the Company has instituted a process of performing substantive tests on sales transactions in its TelWorx operation and all future acquisitions. These procedures are in addition to the segregation of duties that are in place over the operational and financial systems. Specifically, the Company performed an internal review of all significant sales transactions from the TelWorx operation for each interim quarter through September 30, 2013 by tracing them back to customer commitment and proof of delivery documentation. The audit dollar coverage obtained was approximately 60% of the operation’s revenue. No further irregularities have been detected. The cost incurred to perform these internal audit procedures was not material. As of September 30, 2013, the TelWorx operation is fully integrated into the Company’s total control and evaluation process and is now subject to the Company’s assertion under Section 404 of the Sarbanes-Oxley Act of 2002. The Company considers the material weakness to be remediated with the completion of the integration. See Footnote 11 – Restructuring to the condensed consolidated financial statements in Item 1for further information on the timing and cost of the integration. The separate cost of the controls integration was not material.

Evaluation of Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, that the material weakness in internal controls described in Item 9A of the Company’s December 31, 2012 Annual Report Form 10-K related to its TelWorx operations is remediated as of the end of the period covered by this Quarterly Report on Form 10-Q. As a result of this remediation, management has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission rules and forms. Except for the integration of the TelWorx operation into the Company’s total control and evaluation process, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1: Legal Proceedings

TelWorx Acquisition

As further described in Note 11 to the condensed consolidated financial statements included in Item 1, following the closing of the TelWorx acquisition, the Company became aware of accounting irregularities with respect to the acquired TelWorx business and the Company self-reported to the SEC. Since our self-report, the SEC has notified the Company that the SEC has commenced a formal investigation into the TelWorx matters. We have been cooperating fully with the SEC.

Item 1A: Risk Factors

Factors That May Affect Our Business, Financial Condition and Future Operating Results

There has been one material change with respect to the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012.

Risks Related to Our Business

The Company is not currently in a position to have any new registration statements or post-effective amendment through which it can issue new common shares to the public which could have an adverse impact on our business, liquidity, and results of operations.

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

There are no other open registration statements and management has no plans at this time to pursue a new registration statement once the TelWorx matter is resolved. Management believes that the Company’s current financial position, which includes $54.9 million in cash and investments, and no debt, combined with its historic ability to generate free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support its operations as well as funding for potential acquisitions through at least 2014.

Management believes that there is adequate public information available to shareholders to evaluate the value of outstanding and to be issued securities under the S-8. The TelWorx operations have been included in the Company’s financial statements for the fiscal year ended December 31, 2012 filed on Form 10-K, and the financial statements for the fiscal quarters ended March 31, 2013 and June 30, 2013, and September 30, 2013 filed under forms 10-Q. Stock options issued in 2013 pursuant to the effective S-8 registration statement are subject to service-based vesting restrictions where 25% of the grant vests on each of the annual anniversary dates of the grant over four years. The first vesting date is not until after the TelWorx operations will have been included in the Company’s financial statements for the fiscal years ended December 31, 2012 and December 31, 2013 filed as a part of the Company’s Annual Report on Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Issuer Purchases of Equity Securities

All share repurchase programs are authorized by the Company’s Board of Directors and are announced publicly. On March 18, 2013, the Company’s Board of Directors approved a share repurchase program of $5.0 million. The Company repurchased 59,510 shares at an average price of $7.31 during the three months ended June 30, 2013. No shares were repurchased during the three months ended September 30, 2013. At September 30, 2013, the Company had $4.6 million in share value that could still be repurchased under this program.

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
September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.

a Delaware corporation

/s/ Martin H. Singer Martin H. Singer

Chief Executive Officer

Date: November 12, 2013