Form 10-K
period 2013-12-31
PC TEL INC
filed 2014-03-13
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-27115

PCTEL, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0364943
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

471 Brighton Drive,
Bloomingdale IL	60108
(Address of Principal Executive Office)	(Zip Code)

(630) 372-6800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 Par Value Per Share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on the Company’s website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was acquired to submit and post such files) ).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there were 18,445,099 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 28, 2013) was approximately $156,414,440. Shares of the registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant’s outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

18,510,892 shares of common stock were issued and outstanding as of March 13, 2014.

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to its 2014 Annual Stockholders’ Meeting to be held on June 11, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K. The Company intends to file its proxy statement within 120 days after the end of its fiscal year end to which this report relates.

PCTEL, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2013

PART I

Item 1: Business

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words “believe”, “expect”, “anticipate” and other similar expressions generally identify forward-looking statements. Investors in our common stock are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from the historical results or currently anticipated results. Investors should carefully review the information contained in Item 1A. Risk Factors and elsewhere in, or incorporated by reference into, this Annual Report on Form 10-K. Other factors not currently anticipated may also materially and adversely affect our results of operations, cash flows and financial position. There can be no assurance that future results will meet expectations. While we believe that the forward-looking statements in this Annual Report on Form 10-K are reasonable, investors should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.

Overview

PCTEL, Inc. (“PCTEL”, the “Company”, “we”, “ours”, and “us”) is a global leader in propagation and optimization solutions for the wireless industry. The Company develops and distributes innovative antenna and engineered site solutions and designs and develops software-based radios (scanning receivers) and provides related RF engineering services for wireless network optimization.

PCTEL was incorporated in California in 1994 and reincorporated in Delaware in 1998. Our principal executive offices are located at 471 Brighton Drive, Bloomingdale, Illinois 60108. Our telephone number at that address is (630) 372-6800 and our website is www.pctel.com. The information within, or that can be accessed through, our website, is not part of this report.

Segment Reporting

Effective January 1, 2013, PCTEL operates in two segments for reporting purposes. PCTEL’s Connected Solutions™ segment includes its antenna and engineered site solutions. PCTEL’s RF Solutions segment includes its scanning receivers and related RF engineering services. Each of the segments has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of our accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. We manage the balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment. As of January 1, 2013, our chief operating decision maker uses the profit and loss results through operating profit and identified assets for the Connected Solutions™ and RF Solutions segments to make operating decisions. The 2011 and 2012 segment information presented in the financial statements have been presented on a retrospective basis reflecting the new Connected Solutions and RF Solution segments on a consistent basis with the current period.

For the fiscal years ended December 31, 2012 and 2011, PCTEL operated in two different segments, PCTEL Secure, and the rest of the Company. Our chief operating decision maker used the profit and loss results and the assets for those two segments to make operating decisions in 2012 and 2011. On April 30, 2013, we divested all material assets associated with PCTEL Secure’s ProsettaCore™ technology to Redwall Technologies, LLC (“Redwall”), a development organization that specializes in mobile security, military and defense projects and systems, and critical national infrastructure. See Footnote 3 of the consolidated financial for more information on the sale of PCTEL Secure.

Connected Solutions Segment

PCTEL is a leading supplier of antennas for private network, public safety and government applications, and site solutions for both private and public network, data, and communications applications. PCTEL’s MAXRAD®, Bluewave™ and Wi-Sys™ antenna solutions include high-value YAGI, land mobile radio (“LMR”), Wi-Fi, GPS, In Tunnel, Subway, and Broadband antennas (parabolic and flat panel). PCTEL’s Connected Solutions products include specialized towers, enclosures, fiber optic panels, and fiber jumper cables that are engineered into site solutions. The vertical markets into which the antenna and site solutions are sold include supervisory control and data acquisition (“SCADA”), health care, energy, smart grid, precision agriculture, indoor wireless, telemetry, offloading, and wireless backhaul. Growth for antenna and engineered site solutions is primarily driven by the increased use of wireless communications in these vertical markets. PCTEL’s antenna and site solution products are primarily sold through distributors, value added reseller, and original equipment manufacturer (“OEM”) providers.

We established our current antenna and site solutions product portfolio with a series of acquisitions. In 2004, we acquired MAXRAD, Inc. (“MAXRAD”), as well as certain product lines from Andrew Corporation (“Andrew”), which established its core product offerings in Wi-Fi, LMR and GPS. Over the next several years we added additional capabilities within those product lines and additional served markets with the acquisition of certain assets from Bluewave Antenna Systems, Ltd (“Bluewave”) in 2008, and the acquisitions of Wi-Sys Communications, Inc (“Wi-Sys”) in 2009, Sparco Technologies, Inc. (“Sparco”) in 2010, and certain assets of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC, and TowerWorx International, Inc. (collectively “TelWorx”), in July 2012.

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

RF Solutions Segment

PCTEL is a leading supplier of high-speed, multi-standard, demodulating receivers and test and measurement solutions to the wireless industry worldwide. Our SeeGull® scanning receivers, receiver-based products and CLARIFY® interference management solutions are used to measure, monitor and optimize cellular networks. PCTEL’s network engineering services (“NES”) provide value-added analysis of measured data collected during the optimization process. Revenue growth for these products and services is driven by the deployment of products based on new wireless technology and the need for wireless networks to be tuned and reconfigured on a regular basis. PCTEL develops and supports scanning receivers for LTE, EVDO, CDMA, WCDMA, GSM, TD-SCDMA, and WiMAX networks. Our scanning receiver products are sold primarily through test and measurement value added resellers and to a lesser extent directly to network operators. The engineering services are sold primarily to network infrastructure providers and cellular carriers. Competitors for these products are OEMs such as JDS Uniphase, Rohde and Schwarz, Anritsu, and Berkley Varitronics.

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

PCTEL maintains expertise in several technology areas in order to be competitive in the scanning receiver and related engineering services market. These include radio frequency engineering, DSP engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Major Customers

There were no customers that accounted for 10% or greater of revenues or accounts receivable during the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

International Activities

The following table shows the percentage of revenues from domestic and foreign sales of our operations during the last three fiscal years:

	Years Ended December 31,
Region	2013	2012	2011
Europe, Middle East, & Africa	13%	13%	20%
Asia Pacific	10%	10%	11%
Other Americas	6%	7%	8%

Total Foreign sales	29%	30%	39%

Total Domestic sales	71%	70%	61%

	100%	100%	100%

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

Research and development expenses include costs for hardware and related software development, prototyping, certification and pre-production costs. We spent approximately $11.1 million, $9.3 million, and $10.3 million in the fiscal years 2013, 2012, and 2011, respectively, in research and development.

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

Our marketing strategy is focused on building market awareness and acceptance of our new products. The marketing organization also provides a wide range of programs, materials and events to support the sales organization. We spent approximately $12.1 million, $11.3 million, and $10.4 million in fiscal years 2013, 2012, and 2011, respectively, for sales and marketing support.

Manufacturing

We do final assembly of most of our antenna products and all of our OEM receiver and interference management product lines. We also have arrangements with several contract manufacturers but are not dependent on any one. If any of our contract manufacturers are unable to provide satisfactory services for us, other contract manufacturers are available, although engaging a new contract manufacturer could cause unwanted delays and additional costs. We have no material guaranteed supply contracts or long-term agreements with any of our suppliers. We do have open purchase orders with our suppliers. See the contractual obligations and commercial commitments section of Item 7 for information on purchase commitments.

Employees

As of December 31, 2013, we had 449 full-time equivalent employees, consisting of 290 in operations, 58 in sales and marketing, 63 in research and development, and 38 in general and administrative functions. Total full-time equivalent employees in operations were 467 and 386 at December 31, 2012 and 2011, respectively. Headcount decreased by 18 at December 31, 2013 from December 31, 2012 primarily due to reductions from the TelWorx restructuring. None of our employees are represented by a labor union. We consider employee relations to be good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). Our website is located at the following address: www.pctel.com. The information within, or that can be accessed through, our website, is not part of this Annual Report on Form 10-K. Further, any materials we file with the SEC may be read and copied by the public at the SEC’s Public Reference Room, located at 100 F Street, N.E., Room 1580, Washington D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1(800) SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

Note that we did experience a problem with internal controls and financial reporting of our TelWorx acquisition in 2012 as described in the next risk factor.

We may experience problems with internal controls and financial reporting for new acquisitions.

The ineffectiveness of our controls and procedures over our 2012 TelWorx acquisition resulted in a material weakness in internal control over financial reporting, as described in this Annual Report, included in Item 9A, “Controls and Procedures”. The material weakness related to financial reporting irregularities instigated by senior management at the acquired entity. The Company had not integrated this entity into its control environment or subjected it to internal control testing for the year ended December 31, 2012. There is the potential that we may encounter similar problems on future acquisitions or we may be unable to effectively implement appropriate remedial measures in a timely manner. The discovery of a material weakness in our internal control over financial reporting in future acquisitions may negatively impact our operations.

Accounting irregularities detected with respect to the financial statements of the TelWorx entities may result in our incurring significant professional fees and expenses and divert management time and resources.

As further described under “Item 3—Legal Proceedings” of this Form 10-K, following a self-report by us, the SEC commenced an investigation arising out of the accounting irregularities we detected in the financial statements of the TelWorx entities. We have incurred professional fees and other costs in investigating these irregularities and in responding to the SEC’s related inquiries and expect to continue to incur professional fees and other costs in connection with the SEC’s investigation, until resolved.

Our gross profit may vary based on the mix of sales of our products, and these variations may cause our net income to decline.

Depending on the mix of our products sold, our gross profit could vary significantly from quarter to quarter. In addition, due in part to the competitive pricing pressures that affect our products and in part to increasing component and manufacturing costs, we expect gross profit from both existing and future products to decrease over time. A variance or decrease of our gross profit could have a negative impact on our financial results and cause our net income to decline.

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

Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of December 31, 2013, we employed a total of 63 people in our research and development department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

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

Risks Related to our Common Stock

The trading price of our stock price may be volatile based on a number of factors, many of which are not under our control.

The trading price of our common stock has been highly volatile. The common stock price fluctuated from a low of $6.32 to a high of $10.07 during 2013. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

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

In addition, the NASDAQ Global Select Market, where many publicly held telecommunications companies, including PCTEL, are traded, often experiences extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies.

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

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

The following table lists our main facilities:

			Lease Term
Location	Square feet	Owned/Leased	Beginning	Ending	Segment
Bloomingdale, Illinois	75,517	Owned	N/A	N/A	Connected Solutions and Corporate
Tianjin, China	22,120	Leased	2012	2017	Connected Solutions
Germantown, Maryland	20,704	Leased	2012	2020	RF Solutions
Lexington, North Carolina	5,630	Leased	2013	2019	Connected Solutions
Pryor, Oklahoma	5,500	Leased	2013	2015	Connected Solutions
Beijing, China	5,393	Leased	2013	2016	Connected Solutions
San Antonio, Texas	4,159	Leased	2011	2016	Connected Solutions
Melbourne, Florida	3,600	Leased	2013	2018	RF Solutions

Facility changes

In September 2013, we entered into a new five-year lease for an office for our engineering services business in Melbourne, Florida. Under the new lease, we expanded the leased space to 3,600 square feet to meet the needs of our increased Network Services operations. The total lease obligation pursuant to this lease was $0.3 million.

Pursuant to an amendment to the asset purchase agreement for Telworx, we terminated the facility lease in Lexington, North Carolina with Scronce Real Estate LLC effective October 2013. In July 2013, we entered into a new six-year lease for an office facility in Lexington, North Carolina with the first year being rent-free. We also extended the lease for the assembly facility in Pryor, Oklahoma for a period of two years commencing May 2013. The total lease obligation pursuant to these leases was $0.4 million.

All properties are in good condition and are suitable for the purposes for which they are used. We believe that we have adequate space for our current needs.

Item 3: Legal Proceedings

TelWorx Acquisition

As further described in Notes 4 and 8 of the consolidated financial statements, following the closing of the Telworx acquisition, the Company became aware of accounting irregularities with respect to the acquired Telworx business assets and the Company self-reported to the SEC. Since our self-report, the SEC has commenced a formal investigation into the TelWorx matters. We have been cooperating fully with the SEC.

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

PCTEL’s common stock has been traded on the NASDAQ Global Select Market under the symbol PCTI since our initial public offering on October 19, 1999. The following table shows the high and low sale prices of our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

Fiscal 2013:	High	Low
Fourth Quarter	$10.07	$8.80
Third Quarter	$9.88	$8.12
Second Quarter	$8.48	$6.32
First Quarter	$7.71	$6.66

Fiscal 2012:	High	Low
Fourth Quarter	$7.20	$5.92
Third Quarter	$7.31	$5.70
Second Quarter	$6.98	$5.95
First Quarter	$7.59	$6.45

The closing sale price of our common stock as reported on the NASDAQ Global Select Market on March 10, 2014 was $8.77 per share. As of that date there were 39 holders of record of the common stock. A substantially greater number of holders of the common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Five-Year Cumulative Total Return Comparison

The graph below compares the annual percentage change in the cumulative return to our stockholders with the cumulative return of the NASDAQ Composite Index and the S&P Information Technology Index for the period beginning December 31, 2008 and ending December 31, 2013. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Dividends

In October 2011, our Board of Directors approved the initiation of a quarterly cash dividend to shareholders. We paid the initial cash dividend of $0.03 per share on November 15, 2011. During 2012, we paid a cash dividend of $0.03 per share on February 15, 2012, May 15, 2012, August 15, 2012 and November 15, 2012, respectively. During 2013, we paid a cash dividend of $0.035 per share on February 15, 2013, May 15, 2013, August 15, 2013 and November 15, 2013, respectively.

We raised the dividend to $0.04 per share effective for the quarterly cash dividend to shareholders paid on February 14, 2014.

Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

All share repurchase programs are authorized by our Board of Directors and are announced publicly. During the year ended December 31, 2012, no shares were repurchased of our common stock. On March 18, 2013, our Board of Directors approved a share repurchase program of $5.0 million. The Company repurchased 59,510 shares at an average price of $7.31 during the three months ended June 30, 2013. No shares were repurchased during the remainder of 2013. At December 31, 2013, the Company had $4.6 million in share value that could still be repurchased under this program.

Item 6: Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2013, 2012, and 2011 and the balance sheet data as of December 31, 2013 and 2012 are derived from audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010, and 2009 are derived from audited financial statements not included in this Annual Report on Form 10-K.

		Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$104,253	$88,849	$76,844	$69,254	$56,002
Cost of revenues	62,493	53,029	40,982	38,142	29,883

Gross profit	41,760	35,820	35,862	31,112	26,119

Operating expenses:
Research and development	11,064	9,290	10,286	11,777	10,723
Sales and marketing	12,121	11,343	10,359	10,095	7,725
General and administrative	15,623	10,982	10,752	10,224	9,674
Amortization of intangible assets	2,400	2,359	2,258	2,934	2,225
Restructuring charges	256	157	117	931	493
Impairment of goodwill and intangible assets	0	12,550	0	1,084	1,485
Loss on sale of product lines and related note receivable	0	0	0	0	379
Royalties	0	0	0	0	(400)

Total operating expenses	41,464	46,681	33,772	37,045	32,304

Operating income (loss) from continuing operations	296	(10,861)	2,090	(5,933)	(6,185)
Other income, net	5,378	100	195	602	919

Income (loss) before income taxes	5,674	(10,761)	2,285	(5,331)	(5,266)
Expense (benefit) for income taxes	2,332	(4,089)	604	(1,875)	(783)

Net income (loss) from continuing operations	3,342	(6,672)	1,681	(3,456)	(4,483)
Net loss from discontinued operations, net of tax benefit for income taxes	(91)	(2,587)	(1,497)	0	0

Net income (loss)	$3,251	($9,259)	$184	($3,456)	($4,483)

Earnings (loss) per share from continuing operations:
Basic	$0.19	$(0.38)	$0.10	$(0.20)	$(0.26)
Diluted	$0.18	$(0.38)	$0.09	$(0.20)	$(0.26)
Loss per share from discontinued operations:
Basic	$(0.01)	$(0.15)	$(0.09)	$—	$—
Diluted	$0.00	$(0.15)	$(0.08)	$—	$—
Earnings (loss) per share :
Basic	$0.18	$(0.53)	$0.01	$(0.20)	$(0.26)
Diluted	$0.18	$(0.53)	$0.01	$(0.20)	$(0.26)
Weighted average shares:
Basic	17,797	17,402	17,186	17,408	17,542
Diluted	18,184	17,402	17,739	17,408	17,542
Dividends per common share	$0.14	$0.12	$0.03	$0.00	$0.00
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$57,895	$51,139	$61,628	$61,144	$63,439
Working capital	83,585	74,486	80,311	78,860	78,889
Total assets	127,432	128,570	133,464	130,565	129,218
Total stockholders’ equity	112,052	108,145	116,315	116,655	121,068

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary presents a discussion and analysis of the Company’s financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2013 and 2012. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance investor’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Company’s operations and financial condition.

Our 2013 revenues increased by $15.4 million, or 17%, compared to 2012, due to higher RF Solutions segment revenue from scanning receiver products and RF engineering services, and higher Connected Solutions segment revenue from the acquisition of TelWorx in July 2012 which is included in operations for a full year in 2013. We recorded operating profit of $0.3 million in 2013, which included $0.3 million of restructuring charge related to the integration and consolidation of the TelWorx operations.

The Company’s TelWorx operations were fully integrated into our Connected Solutions operations as well as our internal control and evaluation processes as of September 30, 2013. The TelWorx acquisition was challenging. Subsequent to the acquisition, accounting irregularities in the operations were discovered which we believe were either at the direction of or with the knowledge of senior management of the TelWorx operations. We conducted an investigation and as a result, accepted the resignation of the general manager of the TelWorx operations and separated other personnel involved in the accounting irregularities from the Company, declared that the historical pre-acquisition TelWorx financial statements filed pursuant to Regulation S-X should not be relied upon, and concluded, as of December 31, 2012, that we had a material weakness in our disclosure controls related to the TelWorx accounting irregularities. Additionally, unrelated to the accounting irregularities, we determined that the projected revenue, anticipated margins, and future cash flows of the TelWorx business were significantly lower at the annual goodwill test date of October 31, 2012 than at the acquisition date. The decline resulted in the impairment in the fourth quarter of 2012 of all of the $12.5 million of goodwill associated with the business. We made the decision in March 2013 to consolidate the kitting and order fulfillment operations in North Carolina into our Bloomingdale, Illinois facility. The consolidation was complete as of September 30, 2013. As of that date the operation ceased to be an identifiable reporting unit going forward as all of its operating results and cash flows are now completely integrated and comingled with the rest of the Connected Solutions segment operations.

See Footnote 4 to the condensed consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K, related to the acquisition of TelWorx, and Footnote 6 thereto related to restructuring.

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

Effective January 1, 2013, we operate in two segments for reporting purposes. Our Connected Solutions segment includes our antenna and engineered site solutions. Our RF Solutions segment includes our scanning receivers and RF engineering services. Each of our segments has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of our accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function.

On April 30, 2013, we divested all material assets associated with PCTEL Secure’s ProsettaCore™ technology to Redwall Technologies, LLC (“Redwall”), a development organization that specializes in mobile security, military and defense projects and systems, and critical national infrastructure. Under the terms of the agreement, Redwall acquired the server and device software (the “Software”), the underlying IP, and complete development responsibility for the security products. At the closing of the divestiture, we received no upfront cash payment, but have the right to receive a royalty of 7% of the net sale price of each future sale or license of the Software and each provision of services related to the Software, if any. Under the agreement, royalties will not exceed $10.0 million in the aggregate. In accordance with accounting for discontinued operations, the consolidated financial statements separately reflect the results of PCTEL Secure as discontinued operations for all periods presented. The prior period results have been restated to reflect this accounting treatment.

Results of Operations for Continuing Operations

Years ended December 31, 2013, 2012, and 2011

(All amounts in tables, other than percentages, are in thousands)

REVENUES BY SEGMENT

	2013	$ Change	% Change	2012	$ Change	% Change	2011
Connected Solutions	$74,223	$6,712	9.9%	$67,511	$15,111	28.8%	$52,400
RF Solutions	30,310	8,841	41.2%	21,469	(3,183)	-12.9%	24,652
Consolidating	(280)	(149)	not meaningful	(131)	77	not meaningful	(208)

Total	$104,253	$15,404	17.3%	$88,849	$12,005	15.6%	$76,844

Revenues were approximately $104.3 million for the year ended December 31, 2013, an increase of 17.3% from the prior year. RF Solutions segment revenue increased $8.8 million (41.2%) driven by higher carrier scanning receiver spending from a low point in 2012 and the rapid growth of in-building wireless network expansion. Connected Solutions segment revenue increased $6.7 million, or 9.9%, of which $6.0 million or 8.9%, is a result of having the site solutions products acquired in July 2012 for only half the year in 2012.

Revenues were approximately $88.8 million for the year ended December 31, 2012, an increase of 15.6% from the prior year. RF Solutions segment revenue decreased $3.2 million, or (-12.9%), driven by lower carrier scanning receiver spending from a low point in 2012, which was partially offset by having the acquisition of Envision acquired in November 2011 for a full year in 2012. Connected Solutions revenue increased $15.1 million, or 28.8% of which $8.4 million, or 16.0% was a result of having the site solutions products acquired in July 2012 for a half the year in 2012 and $6.7 million, or 12.8% was a result in growth in existing antenna and site solutions products.

GROSS PROFIT BY SEGMENT

	2013	% of Revenues	2012	% of Revenues	2011	% of Revenues
Connected Solutions	$22,720	30.6%	$21,037	31.2%	$16,783	32.0%
RF Solutions	19,018	62.7%	14,744	68.7%	19,032	77.2%
Consolidating	22	not meaningful	39	not meaningful	47	not meaningful

Total	$41,760	40.1%	$35,820	40.3%	$35,862	46.7%

Gross profit was 40.1% for the year ended December 31, 2013, lower by 0.2 percent of revenue compared to 2012. RF Solutions segment gross profit was 62.7%, a decrease of (6.0%) as a percent of revenue. (5.0%) of the decrease as a percent of revenue reflects the increasing contribution of network engineering services revenue to this segment. Connected Solutions gross profit was 30.6%, lower by 0.6 percent of revenue compared to 2012.

Gross profit was 40.3% for the year ended December 31, 2012, a decrease of (6.4) % as a percent of revenue compared to 2011. RF Solutions segment gross profit was 68.7%, a decrease of (8.5%) as a percent of revenue. (6.2%) of the decrease as a percent of revenue reflects the increasing contribution of network engineering services revenue to this segment which was acquired in November 2011 with the acquisition of Envision. Connected Solutions gross profit was 31.2%, a decrease of (0.8%) as a percent of revenue from 2011. The decline is a result of the acquisition of site solutions products in July 2012 which have a lower gross profit profile than antenna products.

OPERATING PROFIT BY SEGMENT

	2013	% of Revenues	2012	% of Revenues	2011	% of Revenues
Connected Solutions	$6,012	8.1%	($6,062)	-9.0%	$2,791	5.3%
RF Solutions	7,248	23.9%	4,246	19.8%	8,324	33.8%
Consolidating	(12,964)	not meaningful	(9,045)	not meaningful	(9,025)	not meaningful

Total	$296	0.3%	($10,861)	-12.2%	$2,090	2.7%

Operating profit improved by $11.1 million during the year ended December 31, 2013 compared to 2012 due to improved operating profit for both Connected Solutions and RF Solutions. Connected Solutions operating profit improved by $12.0 million primarily because 2012 included $12.5 million of impairment expense related to the goodwill from the TelWorx acquisition. RF Solutions operating profit improved primarily because of higher revenues during 2013 compared to the prior year.

CONSOLIDATED OPERATING EXPENSES

						% of Revenues
	2013	Change	2012	Change	2011	2013	2012	2011
Research and development	$11,064	$1,774	$9,290	($996)	$10,286	10.6%	10.5%	13.4%
Sales and marketing	12,121	778	11,343	984	10,359	11.6%	12.8%	13.5%
General and administrative	15,623	4,641	10,982	230	10,752	15.0%	12.4%	14.0%
Amortization of intangible assets	2,400	41	2,359	101	2,258	2.3%	2.7%	2.9%
Restructuring charges	256	99	157	40	117	0.2%	0.2%	0.2%
Impairment of goodwill and intangible assets	0	(12,550)	12,550	12,550	0	0.0%	14.1%	0.0%

	$41,464	($5,217)	$46,681	$12,909	$33,772	39.8%	52.5%	43.9%

RESEARCH AND DEVELOPMENT

Research and development expenses increased $1.8 million from 2012 to 2013. Approximately $1.4 million of the increase is investment in scanning receiver technology within the RF Solutions segment and $0.4 million of the increase is investment in antenna technology within the Connected Solutions segment.

Research and development expenses decreased ($1.0) million from 2011 to 2012. The decrease is attributed to the completion of the MX scanning platform within the RF Solutions segment in 2011.

We had 63, 58, and 56 full-time equivalent employees in research and development at December 31, 2013, 2012, and 2011, respectively.

SALES AND MARKETING

Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

Sales and marketing expenses increased $0.8 million from 2012 to 2013. The increase was primarily due to the addition of $0.4 million of sales expenses associated with the business acquired from the TelWorx acquisition with the remaining increase higher incentive plan expense on higher revenue.

Sales and marketing expenses increased $1.0 million from 2011 to 2012. The increase was primarily due to the addition of $1.0 million of sales expenses associated with the business acquired from the TelWorx acquisition.

We had 58, 70, and 50 full-time equivalent employees in sales and marketing at December 31, 2013, 2012, and 2011, respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses increased $4.6 million from 2012 to 2013. $1.4 million of this increase is attributed to increased incentive plan expense. Last year the incentive plan accrual was zero. The remaining increase is attributed to the TelWorx investigation expenses, partially offset by the decline in the implementation costs for our new Enterprise Resource Planning (“ERP”) system. The project for the ERP system was completed during 2012.

General and administrative expenses increased $0.2 million from 2011 to 2012. The increase was due to $0.6 million additional expenses associated with the implementation of our ERP system and $0.5 million of expenses for the TelWorx business, offsetting the reduction of approximately $0.9 million related to incentive plans. We incurred $0.5 million of general and administrative expense for the business acquired from TelWorx.

We had 38, 37, and 32 full-time equivalent employees in general and administrative functions at December 31, 2013, 2012, and 2011, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense was approximately the same in 2013 compared to 2012. Expense increased by $0.1 million due to the full year of amortization for the assets acquired from TelWorx in July 2012, and expense decreased by $0.1 million due to assets being fully amortized as of the year ended 2012.

Amortization expense increased approximately $0.1 million in 2012 compared to 2011 due to $0.2 million for amortization of intangible assets acquired from TelWorx, $0.1 million related to a full year of amortization for the acquisition of assets from Envision in October 2011, offsetting $0.2 million lower amortization because certain intangible assets for antenna product acquisitions became fully amortized in 2011.

RESTRUCTURING CHARGES

During the second and third quarters of 2013, we integrated the TelWorx business with our Connected Solutions segment. The kitting and order fulfillment operations in North Carolina were consolidated into our Bloomingdale, Illinois facility. As part of the integration, we separated eighteen employees resulting in restructuring expense of $0.3 million consisting of employee related costs and asset disposals.

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

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

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

See the discussion of this goodwill impairment within the critical accounting estimates section of this Item 7.

OTHER INCOME, NET

	2013	2012	2011
Settlement income	$4,330	$0	$0
Insurance proceeds	1,024	0	0
Interest income	73	122	221
Foreign exchange losses	(26)	(31)	(33)
Other, net	(23)	9	7

	$5,378	$100	$195

Percentage of revenues	5.2%	0.1%	0.3%

Other income, net consists of interest income, foreign exchange gains and losses, insurance proceeds, and income from legal settlements.

For the year ended December 31, 2013, other income includes $4.3 million related to the TelWorx settlement we received in the first quarter 2013 and $1.0 million related to insurance proceeds for claims related to legal and professional expenses for the TelWorx investigation. In the year ended December 31, 2013, we recorded interest income of $73 and foreign exchange losses of $26.

For the year ended December 31, 2012, other income, net consisted of approximately $122 of interest income and foreign exchange losses of $31.

For the year ended December 31, 2011, other income, net consisted of approximately $221 of interest income and foreign exchange losses of $33.

EXPENSE (BENEFIT) FOR INCOME TAXES

	2013	2012	2011
Expense (benefit) expense for income taxes	$2,332	($4,089)	$604
Effective tax rate	41.1%	38.0%	26.4%

The effective tax rate differed from the statutory Federal rate of 34% by approximately 7.1% during 2013 due to state income taxes and income tax expense related to state rate change for deferred tax assets. The effective tax rate differed from the statutory Federal rate of 34% by approximately 4.0% during 2012 due to state income taxes. The effective tax rate differed from the statutory Federal rate of 34% by approximately 7.6% during 2011 primarily because of recorded income tax benefits related to state rate changes on deferred tax assets and the release of our valuation allowance on our deferred tax assets subject to Chinese income taxes.

At December 31, 2013, we had net deferred tax assets of $13.4 million and a valuation allowance of $0.6 million against the deferred tax assets. We maintain a valuation allowance due to uncertainties regarding realizability. The valuation allowance at December 31, 2013 relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income, and the carryback available to offset against prior year gains. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance.

DISCONTINUED OPERATIONS

	2013	2012	2011
Net loss from discontinued operations, net of tax provision	($91)	($2,587)	($1,497)

The net loss from discontinued operations for the year ended December 31, 2013 includes operating expenses of PCTEL Secure, LLC net of income taxes. There has been no activity with PCTEL Secure since the sale of the business in April 2013. The net loss for the year ended December 31, 2012 and 2011 includes operating expenses and the noncontrolling interest of PCTEL Secure, net of income taxes, as well as the adjustments to the redemption value of redeemable equity.

Liquidity and Capital Resources

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$3,251	($9,259)	$184
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	9,727	17,450	8,861
Changes in operating assets and liabilities	(1,575)	(2,009)	(833)

Net cash provided by operating activities	11,403	6,182	8,212
Net cash used in investing activities	(5,465)	(3,590)	(8,951)
Net cash used in financing activities	(1,748)	(1,624)	(2,518)

Cash and cash equivalents at the end of the year	$21,790	$17,543	$19,418
Short-term investments at the end of the year	36,105	33,596	42,210
Long-term investments at the end of the year	0	0	7,177
Working capital at the end of the year	$83,585	$74,486	$80,311

Liquidity and Capital Resources Overview

At December 31, 2013, our cash, cash equivalents, and investments were approximately $57.9 million and we had working capital of approximately $83.6 million. Our primary source of liquidity is cash provided by operations, with short term swings in liquidity supported by a significant balance of cash and short-term investments. The balance has fluctuated with cash from operations, acquisitions and divestitures, implementation of a new ERP system, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. We expect this historical trend to continue in the future.

Within investing activities, capital spending historically ranges between 3% and 5% of our revenues and the primary use of capital is for manufacturing and development engineering requirements. Our capital expenditures during the year ended December 31, 2013 was approximately 2.8% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the Employee Stock Purchase Plan (“ESPP”) and have historically used funds to repurchase shares of our common stock through our share repurchase programs. We pay quarterly dividends and have reinstated a stock repurchase program. Whether this activity results in our being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year.

Operating Activities:

We generated $11.4 million of funds from operating activities during the year ended December 31, 2013. We generated approximately $12.9 million of cash from our income statement but used $1.5 million of cash from our balance sheet. Within our income statement activities, we used $1.1 million for payroll taxes related to stock-based compensation. The tax payments related to our stock issued for restricted stock awards and performance shares. On the balance sheet, we used cash of $6.1 million for the contraction of accounts payable. Accounts payables declined due to reductions in inventories and due to the timing of vendor purchases during the year ended December 31, 2013 compared to the year ended December 31, 2012. We generated cash of $3.1 million from the reduction of inventories. We managed our RF Solutions inventory down from higher than normal inventory levels at year end 2012. We also lowered our site solutions inventory as a result of the integration of the Lexington business with the operations in Bloomingdale.

We generated $6.2 million of funds from operating activities during the year ended December 31, 2012. We generated $7.0 million of funds from our income statement and used $0.8 million of funds from changes in the balance sheet. Within the balance sheet, inventories increased by $2.4 million because of purchases to meet higher revenues in 2012 and because our supply chain expanded with more of our production in China. Our accounts receivable increased by $2.9 million due to increased revenues in the fourth quarter 2012 compared to the prior year fourth quarter. Our prepayments were lower by $0.9 million during 2012 primarily because we received a federal income tax refund of $1.3 million. The increase in accounts payable and accrued liabilities of $2.3 million was due to the higher inventory purchases in 2012 compared to 2011.

We generated $8.2 million of funds from operating activities for the year ended December 31, 2011. We generated the $8.7 million of funds from the income statement and used $0.5 million of funds from changes in the balance sheet. Within the balance sheet, inventories increased by $3.1 million due to the purchase of inventory necessary during the implementation of sourcing initiatives and also because more production was being sourced in-house rather than from contract manufacturers. A reduction of prepayments and other receivables provided $1.5 million in cash during 2011 primarily because we received a federal income tax refund of $1.6 million. The positive cash flow impact from the increase in accounts payable of $1.3 million was due to higher inventory purchases in 2011 compared to 2010.

Investing Activities:

Our investing activities used $5.5 million of cash during the year ended December 31, 2013 as we used $2.5 million of cash for investments and used $3.0 million for capital expenditures. Redemptions and maturities of our investments in short-term bonds during the year ended December 31, 2013 provided $69.5 million in funds. We rotated $72.0 million of cash into new short-term bonds during the year ended December 31, 2013.

We used $3.6 million of cash during the year ended December 31, 2012 for investing activities. During the year ended December 31, 2012, we used $16.0 million for the acquisition of assets from TelWorx. We used $3.4 million for capital expenditures which included $1.7 million for the implementation of a new ERP system. The new system was completed in August 2012 and standardizes and upgrades our business information systems. Our net cash provided by investments in municipal bonds, U.S. Government Agency bonds, and corporate bonds was $15.8 million during the year ended December 31, 2012 as redemptions and maturities of our investments provided $77.7 million but we rotated $61.9 million of cash into new short and long-term investments.

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

Financing Activities:

We used $1.7 million in cash for financing activities during the year ended December 31, 2013. We paid $2.6 million for quarterly cash dividends and used $0.4 million to repurchase shares in the stock repurchase program. We received $1.3 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.

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

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at December 31, 2013 for office and product assembly facility leases, office equipment leases and purchase obligations, and the effect such obligations are expected to have on the liquidity and cash flows in future periods (in thousands):

			Payments Due by Period
				Less than			After
			Total	1 year	1-3 years	4-5 years	5 years
Operating leases:
Facility	(a	)	$4,120	$842	$2,096	$1,100	$82
Equipment	(b	)	$33	$26	$7	$0	$0
Purchase obligations	(c	)	$5,567	$5,567	$0	$0	$0

Total			$9,720	$6,435	$2,103	$1,100	$82

(a)	Future payments for the lease of office and production facilities.
(b)	Future payments for the lease of office equipment.
(c)	Includes purchase orders or contracts for the purchase of inventory, as well as for other goods and services, in the ordinary course of business, and excludes the balances for purchases currently recognized as liabilities on the balance sheet.

We also have a liability related to uncertain positions for income taxes of $1.5 million at December 31, 2013. We do not know when this obligation will be paid.

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

Revenue Recognition - We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured. We recognize revenue for sales of the antenna products and software defined radio products when title transfers, which is predominantly upon shipment from the factory. For products shipped on consignment, we recognize revenue upon delivery from the consignment location. Revenue recognition is also based on estimates of product returns, allowances, discounts, and other factors. These estimates are based on historical data. We believe that the estimates used are appropriate, but differences in actual experience or changes in estimates may affect future results. We recognize revenue for our network engineering services under the completed contract accounting method. However, since most the services occur in one week or less, revenue is generally recognized when the engineering reports are completed and issued to the customer.

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

Impairment Reviews of Goodwill – We perform an annual impairment test of goodwill as of the end of the first month of the fiscal fourth quarter (October 31st), or at an interim date if an event occurs or if circumstances change that would indicate that an impairment loss may have been incurred. In performing our annual impairment test, we first perform a qualitative assessment to determine whether it is more likely that not that the fair value of a reporting unit is less than its carrying value, including goodwill. If our qualitative assessment is indicative of possible impairment, then a two-step quantitative fair value assessment is performed at the reporting unit level. In the first step, the fair value of each reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment.

The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions in determining a reporting unit’s fair value. We calculate the fair value of each reporting unit by using a blended analysis of the present value of future discounted cash flows and the market approach of valuation. The discounted cash flow method requires us to use estimates and judgments about the future cash flows of the reporting units. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units, including markets and market share, sales volumes and mix, research and development expenses, tax rates, capital spending, discount rate and working capital changes. Cash flow forecasts are based on reporting unit operating plans for the early years and business projections in later years. The market approach is based on a comparison of the Company to comparable publicly traded companies in similar lines of business. This method requires us to use estimates and judgments when determining comparable companies. We assess such factors as size, growth, profitability, risk and return on investment. We believe the accounting estimate related to the valuation of goodwill is a critical accounting estimate because it requires us to make assumptions that are highly uncertain about the future cash flows of our reporting units.

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

In July 2013, the FASB issued ASU 2013-11, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This standard is effective for us for fiscal years beginning after December 15, 2013. We do not expect adoption of this ASU to significantly impact its consolidated financial statements.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign exchange rates, credit risk, and investment risk as follows:

Interest Rate Risk

We manage the sensitivity of our results of operations to interest rate risk on cash equivalents by maintaining a conservative investment portfolio. The primary objective of our investment activities is to preserve principal without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term investments, and long-term investments in, pre-refunded municipal bonds, U.S. government agency bonds or money market funds invested exclusively in government agency bonds and AA or higher rated corporate bonds.

Due to changes in interest rates, our future investment income may fall short of expectations. A hypothetical increase or decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at December 31, 2013. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

Foreign Currency Risk

We are exposed to currency fluctuations due to our foreign operations and because we sell our products internationally. We manage the sensitivity of our international sales by denominating the majority of transactions in U.S. dollars. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would not have changed by a material amount for the year ended December 31, 2013. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

We had $1.0 million of cash in foreign bank accounts at December 31, 2013. As of December 31, 2013, we had no intention of repatriating the cash in our foreign bank accounts to the U.S. If we decide to repatriate the cash in foreign bank accounts, we may experience difficulty in repatriating it in a timely manner. We may also be exposed to foreign currency fluctuations and taxes if we repatriate these funds.

Credit Risk

The financial instruments that potentially subject us to credit risk consist primarily of trade receivables. For trade receivables, credit risk is the potential for a loss due to a customer not meeting its payment obligations. Our customers are concentrated in the wireless communications industry. Estimates are used in determining an allowance for amounts which we may not be able to collect, based on current trends, the length of time receivables are past due and historical collection experience. Provisions for and recovery of bad debts are recorded as sales and marketing expense in the consolidated statements of operations. We perform ongoing evaluations of customers’ credit limits and financial condition. Generally, we do not require collateral from customers. No customer’s accounts receivable balance represented 10% or greater of gross accounts receivables at December 31, 2013 or December 31, 2012. Our allowances for potential credit losses have historically been adequate compared to actual losses. No customers represented 10% of our revenues for the years ended December 31, 2013, December 31, 2012 or December 31, 2011.

Item 8: Financial Statements and Supplementary Data

PCTEL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PCTEL, Inc.

We have audited the accompanying consolidated balance sheets of PCTEL, Inc. (a Delaware corporation) and subsidiaries (together, the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income , stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCTEL, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by COSO.

/s/ Grant Thornton LLP

Chicago, Illinois

March 13, 2014

PCTEL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$21,790	$17,543
Short-term investment securities	36,105	33,596
Accounts receivable, net of allowance for doubtful accounts of $130 and $222 at December 31, 2013 and December 31, 2012, respectively	18,603	18,586
Inventories, net	14,535	17,573
Deferred tax assets, net	1,629	1,484
Prepaid expenses and other assets	3,166	2,160

Total current assets	95,828	90,942
Property and equipment, net	14,971	14,775
Goodwill	161	161
Intangible assets, net	4,604	7,004
Deferred tax assets, net	11,827	14,034
Other noncurrent assets	41	1,636
Assets of discontinued operations	0	18

TOTAL ASSETS	$127,432	$128,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,440	$10,557
Accrued liabilities	7,803	5,899

Total current liabilities	12,243	16,456
Contingent consideration	0	1,130
Other long-term liabilities	3,137	2,736
Liabilities of discontinued operations	0	103

	3,137	3,969

Total liabilities	15,380	20,425

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,566,119 and 18,514,809 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	19	19
Additional paid-in capital	143,572	140,388
Accumulated deficit	(31,748)	(32,410)
Accumulated other comprehensive income	209	148

Total equity	112,052	108,145

TOTAL LIABILITIES AND EQUITY	$127,432	$128,570

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
REVENUES	$104,253	$88,849	$76,844
COST OF REVENUES	62,493	53,029	40,982

GROSS PROFIT	41,760	35,820	35,862

OPERATING EXPENSES:
Research and development	11,064	9,290	10,286
Sales and marketing	12,121	11,343	10,359
General and administrative	15,623	10,982	10,752
Amortization of intangible assets	2,400	2,359	2,258
Restructuring charges	256	157	117
Impairment of goodwill and other intangible assets	0	12,550	0

Total operating expenses	41,464	46,681	33,772

OPERATING INCOME (LOSS)	296	(10,861)	2,090
Other income, net	5,378	100	195

INCOME (LOSS) BEFORE INCOME TAXES	5,674	(10,761)	2,285
Expense (benefit) for income taxes	2,332	(4,089)	604

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	3,342	(6,672)	1,681
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT	(91)	(2,587)	(1,497)

NET INCOME (LOSS)	$3,251	($9,259)	$184

Earnings (Loss) per Share from Continuing Operations:
Basic	$0.19	($0.38)	$0.10
Diluted	$0.18	($0.38)	$0.09
Loss per Share from Discontinued Operations:
Basic	($0.01)	($0.15)	($0.09)
Diluted	$0.00	($0.15)	($0.08)
Earnings (Loss) per Share:
Basic	$0.18	($0.53)	$0.01
Diluted	$0.18	($0.53)	$0.01
Weighed Average Shares:
Basic	17,797	17,402	17,186
Diluted	18,184	17,402	17,739
Cash dividend per share	$0.14	$0.12	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
NET INCOME (LOSS)	$3,251	($9,259)	$184
OTHER COMPREHENSIVE INCOME:
Foreign Currency Translation Adjustments	61	27	60

COMPREHENSIVE INCOME (LOSS)	$3,312	($9,232)	$244

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other	Total
		Additional		Comprehensive	Stockholders’
	Common	Paid-In	Retained	Income	Equity of
	Stock	Capital	Deficit	(Loss)	PCTEL, Inc.
BALANCE, JANUARY 1, 2011	$18	$137,154	($20,578)	$61	$116,655

Stock-based compensation	0	3,243	0	0	3,243
Issuance of shares for stock purchase and option plans	0	586	0	0	586
Cancellation of shares for payment of withholding tax	0	(1,255)	0	0	(1,255)
Repurchase of common stock	0	(2,559)	0	0	(2,559)
Tax effect from stock based compensation	0	(54)	0	0	(54)
Adjustment to temporary equity for PCTEL Secure	0	0	(863)	0	(863)
Dividend	0	2	(547)	0	(545)
Net income (loss)	0	0	1,047	0	1,047
Change in cumulative translation adjustment, net	0	0	0	60	60

BALANCE, DECEMBER 31, 2011	$18	$137,117	($20,941)	$121	$116,315

Stock-based compensation	1	2,991	0	0	2,992
Issuance of shares for stock purchase and option plans	0	578	0	0	578
Cancellation of shares for payment of withholding tax	0	(1,204)	0	0	(1,204)
Tax effect from stock based compensation	0	6	0	0	6
Adjustment to temporary equity for PCTEL Secure	0	0	(648)	0	(648)
Adjustment to tax basis of PCTEL Secure	0	361	0	0	361
Dividend	0	8	(2,210)	0	(2,202)
Net income (loss)	0	0	(8,611)	0	(8,611)
Purchase of 49% interest in PCTEL Secure	0	531	0	0	531
Change in cumulative translation adjustment, net	0	0	0	27	27

BALANCE, DECEMBER 31, 2012	$19	$140,388	($32,410)	$148	$108,145

Stock-based compensation	0	3,441	0	0	3,441
Issuance of shares for stock purchase and option plans	1	1,265	0	0	1,266
Cancellation of shares for payment of withholding tax	(1)	(1,097)	0	0	(1,098)
Repurchase of common stock	0	(435)	0	0	(435)
Dividend	0	10	(2,589)	0	(2,579)
Net income (loss)	0	0	3,251	0	3,251
Change in cumulative translation adjustment, net	0	0	0	61	61

BALANCE, DECEMBER 31, 2013	$19	$143,572	($31,748)	$209	$112,052

The accompanying notes are an integral part of these consolidated financial statements

PCTEL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating Activities:
Net income (loss)	$3,251	($9,259)	$184
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	91	2,587	1,497
Depreciation and amortization	5,070	4,791	4,744
Impairment charges	0	12,550	0
Stock based compensation	3,440	2,986	3,243
(Gain) loss on disposal/sale of property and equipment	(27)	4	22
Restructuring costs	86	0	0
Payment of withholding tax on stock based compensation	(1,098)	(1,204)	(1,255)
Deferred tax expense	2,165	(4,264)	610
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1	(2,870)	(152)
Inventories	3,092	(2,361)	(3,122)
Prepaid expenses and other assets	596	863	1,455
Accounts payable	(6,149)	3,857	1,263
Income taxes payable	(61)	71	33
Accrued liabilities	946	(1,569)	(310)

Net cash provided by operating activities	11,403	6,182	8,212

Investing Activities:
Capital expenditures	(2,959)	(3,381)	(4,862)
Proceeds from disposal of property and equipment	3	0	0
Purchase of investments	(72,010)	(61,927)	(58,046)
Redemptions/maturities of short-term investments	69,501	77,718	55,607
Purchase of assets with settlement	0	0	(200)
Purchase of assets/businesses, net of cash acquired	0	(16,000)	(1,450)

Net cash used in investing activities	(5,465)	(3,590)	(8,951)

Financing Activities:
Proceeds from issuance of common stock	1,266	578	586
Payments for repurchase of common stock	(435)	0	(2,559)
Cash dividend	(2,579)	(2,202)	(545)

Net cash used in financing activities	(1,748)	(1,624)	(2,518)

Cash flows from discontinued operations:
Net cash used in operating activities	(17)	(1,136)	(1,341)
Net cash provided by investing activities	1	(1,731)	(7)
Net cash provided by financing activities	0	0	0
Net decrease in cash and cash equivalents	4,174	(1,899)	(4,605)
Effect of exchange rate changes on cash	57	40	25
Cash and cash equivalents, beginning of year	17,559	19,418	23,998

Cash and Cash Equivalents, End of Year	$21,790	$17,559	$19,418

Other information:
Cash paid (refunds received) for income taxes	232	(1,288)	(1,472)
Cash paid for interest	16	3	0
Non-cash investing and financing information:
Decreases to deferred stock compensation, net	(1,968)	(616)	(903)
Issuance of restricted common stock, net of cancellations	(703)	912	1,008

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended: December 31, 2013

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

Segment Reporting

Effective January 1, 2013, PCTEL operates in two segments for reporting purposes. The Company’s Connected Solutions segment includes its antenna and engineered site solutions. The Company’s RF Solutions segment includes its scanning receivers and related RF engineering services. Each of the segments has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment. As of January 1, 2013, the Company’s chief operating decision maker uses the profit and loss results through operating profit and identified assets for the Connected Solutions and RF Solutions segments to make operating decisions. The 2012 segment information presented in the financial statements has been presented on a retrospective basis reflecting the new Connected Solutions and RF Solution segments on a consistent basis with the current period.

For the year ended December 31, 2012, the Company operated in two different segments, PCTEL Secure, LLC and the rest of the Company. The Company’s chief operating decision maker used the profit and loss results and the assets to make operating decisions.

Connected Solutions Segment

PCTEL is a leading supplier of antennas for private network, public safety and government applications, and site solutions for both private and public network, data, and communications applications. PCTEL’s MAXRAD®, Bluewave™ and Wi-Sys™ antenna solutions include high-value YAGI, land mobile radio (“LMR”), Wi-Fi, GPS, In Tunnel, Subway, and Broadband antennas (parabolic and flat panel). PCTEL’s Connected Solutions products include specialized towers, enclosures, fiber optic panels, and fiber jumper cables that are engineered into site solutions. The vertical markets into which the antenna and site solutions are sold include supervisory control and data acquisition (“SCADA”), health care, energy, smart grid, precision agriculture, indoor wireless, telemetry, offloading, and wireless backhaul. Growth for antenna and engineered site solutions is primarily driven by the increased use of wireless communications in these vertical markets. PCTEL’s antenna and site solution products are primarily sold through distributors, value added reseller, and original equipment manufacturer (“OEM”) providers.

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

PCTEL maintains expertise in several technology areas in order to be competitive in the scanning receiver and related engineering services market. These include radio frequency engineering, DSP engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

On April 30, 2013, the Company divested all material assets associated with its PCTEL Secure, LLC subsidiary’s ProsettaCore™ technology to Redwall Technologies, LLC (“Redwall”), a development organization that specializes in mobile security, military and defense projects and systems, and critical national infrastructure. Under the terms of the agreement, Redwall acquired the server and device software (the “Software”), the underlying intellectual property, and complete development responsibility for the security products. At the closing of the divestiture, the Company received no upfront cash payment, but has the right to receive a royalty of 7% of the net sale price of each future sale or license of the Software and each provision of services related to the Software, if any. Under the agreement, royalties will not exceed $10.0 million in the aggregate. In accordance with accounting for discontinued operations, the consolidated financial statements separately reflect the results of PCTEL Secure as discontinued operations for all periods presented. The prior period results have been restated to reflect this accounting treatment.

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

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the year-end exchange rate for assets and liabilities and average monthly rates for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the consolidated statements of operations. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $26, $31, and $33 in the years ended December 31, 2013, 2012, and 2011, respectively.

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

Cash and Cash Equivalents and Investments

The Company’s cash and investments consist of the following:

	December 31,	December 31,
	2013	2012
Cash	$19,734	$13,043
Cash equivalents	2,056	4,500
Short-term investments	36,105	33,596

	$57,895	$51,139

Cash and Cash equivalents

At December 31, 2013, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At December 31, 2013 and 2012, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA rated money market funds to those invested 100% in either short-term U.S. Government Agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable amount of $250,000.

At December 31, 2013, the Company had $19.7 million in cash and $2.1 million in cash equivalents and at December 31, 2012, the Company had $13.0 million in cash and $4.5 million in cash equivalents. The Company had $1.0 million and $0.8 million of cash and cash equivalents in foreign bank accounts at December 31, 2013 and at December 31, 2012. As of December 31, 2013, the Company has no intentions of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner and it may also be exposed to foreign currency fluctuations and taxes. The Company’s cash in its foreign bank accounts is not insured.

Investments

At December 31, 2013 and 2012, the Company’s short-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, and AA or higher rated corporate bonds all classified as held-to-maturity.

At December 31, 2013, the Company had invested $17.2 million in pre-refunded municipal bonds and taxable bond funds, $7.3 million in AA rated or higher corporate bond funds, $6.3 million in U.S. government agency bonds, and $5.3 million in certificates of deposit. The income and principal from the pre-refunded municipal bonds is secured by an irrevocable trust of U.S. Treasury securities. The bonds, classified as short-term investments, have original maturities greater than 90 days and mature in 2014. The Company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains were approximately $15 and $6 at December 31, 2013 and December 31, 2012, respectively. Approximately 5% and 15% of the Company’s bonds were protected by bond default insurance at December 31, 2013 and 2012, respectively.

At December 31, 2012, the Company had invested $10.1 million in pre-refunded municipal bonds and taxable bond funds, $9.9 million in AA rated or higher corporate bond funds, $8.5 million in U.S. government agency bonds, and $5.1 million in certificates of deposit.

The Company categorizes its financial instruments within a fair value hierarchy established in Accounting Standards Codification (“ASC”) 820. The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 1. For the Level 2 investments, the Company uses quoted prices of similar assets in active markets.

Cash equivalents, Level 1 and Level 2 investments measured at fair value were as follows:

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other cash equivalents	$2,056	$0	$0	$2,056	$4,500	$0	$0	$4,500
Investments:
Certificates of deposit	5,360	0	0	5,360	5,062	0	0	5,062
US government agency bonds	0	6,291	0	6,291	0	8,498	0	8,498
Municipal bonds	0	17,200	0	17,200	0	10,162	0	10,162
Corporate debt securities	0	7,269	0	7,269	0	9,880	0	9,880

Total	$7,416	$30,760	$0	$38,176	$9,562	$28,540	$0	$38,102

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms for most customers that range between 30 and 60 days. The Company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $0.1 million and $0.2 million at December 31, 2013 and 2012, respectively. The provision for doubtful accounts is included in sales and marketing expense in the consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing. Inventories as of December 31, 2013 and 2012 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The Company had consigned inventory of $1.1 million and $1.2 million at December 31, 2013 and 2012, respectively. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $1.9 million and $2.0 million as of December 31, 2013 and 2012, respectively.

Inventories consist of the following:

	December 31,	December 31,
	2013	2012
Raw materials	$9,241	$12,226
Work in process	716	789
Finished goods	4,578	4,558

Inventories, net	$14,535	$17,573

Prepaid and other current assets

Prepaid assets are stated at cost and are amortized over the useful lives (up to one year) of the assets.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The Company depreciates computers over three years to five years, office equipment, manufacturing and test equipment and motor vehicles over five years, furniture and fixtures over seven years, and buildings over 30 years. Leasehold improvements are amortized over the shorter of the corresponding lease term or useful life. Depreciation expense and gains and losses on the disposal of property and equipment are included in cost of sales and operating expenses in the consolidated statements of operations. Maintenance and repairs are expensed as incurred.

Property and equipment consists of the following:

	December 31,	December 31,
	2013	2012
Building	$6,207	$6,207
Computers and office equipment	9,818	9,968
Manufacturing and test equipment	10,415	9,495
Furniture and fixtures	1,204	1,256
Leasehold improvements	837	519
Motor vehicles	117	150

Total property and equipment	28,598	27,595
Less: Accumulated depreciation and amortization	(15,397)	(14,590)
Land	1,770	1,770

Property and equipment, net	$14,971	$14,775

Depreciation and amortization expense was approximately $2.7 million, $2.4 million, and $2.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2013	2012
Payroll, bonuses, and other employee benefits	$3,267	$859
Inventory receipts	1,489	2,191
Paid time off	1,154	1,067
Warranties	305	270
Employee stock purchase plan	292	276
Professional fees	309	269
Contractors and temporary labor	232	6
Deferred rent and revenues	199	127
Real estate taxes	160	170
Income and sales taxes	159	377
Other	237	287

Total	$7,803	$5,899

Long-term liabilities consist of the following:

	December 31,	December 31,
	2013	2012
Executive deferred compensation plan	$1,908	$1,652
Reserve for uncertain tax positions	865	842
Deferred rent	278	166
Deferred revenues	86	74
Long-term obligations under capital leases	0	2

	$3,137	$2,736

Revenue Recognition

The Company sells antennas, site solutions, and scanning receiver products, and provides network engineering services. The Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

The Company recognizes revenue for sales of the products when title transfers, which is predominantly upon shipment from its factory. For products shipped on consignment, the Company recognizes revenue upon delivery from the consignment location. The Company allows its major antenna product distributors to return product under specified terms and conditions and accrues for product returns. The Company recognizes revenue for its network engineering services under the completed contract accounting method. However, since most the services occur in one week or less, revenue is generally recognized when the engineering reports are completed and issued to the customer.

Research and Development Costs

The Company expenses research and development costs as incurred. To date, the Company has expensed all software development costs related to research and development because the costs incurred subsequent to the products reaching technological feasibility were not significant.

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $166, $150 and $178 in each of the fiscal years ended December 31, 2013, 2012, and 2011, respectively.

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

As of October 31, 2013 the Company performed a qualitative analysis of goodwill and concluded that there was no triggering event that would necessitate a two-step goodwill impairment test.

The Company recognized goodwill of $12.5 million with the acquisition of assets from TelWorx in July 2012. Goodwill recorded in connection with this acquisition was primarily attributable to the synergies expected to arise after the Company’s acquisition of the business and the assembled workforce of the acquired business. During the fourth quarter 2012, the Company recorded a goodwill impairment of $12.5 million related to its TelWorx acquisition based on the results from our annual test of goodwill impairment. This amount represented the total goodwill associated with the acquisition. Specifically, the projected 2013 base revenue declined 17% from the projections utilized in the purchase accounting fair value of the TelWorx assets at the acquisition date. The projected revenue, anticipated margins, and future cash flows of the business were significantly lower at the annual goodwill test date than at the acquisition date. The Company considered this revenue decline at the annual goodwill test date to be an indicator of goodwill impairment requiring the performance of the two step quantitative fair value assessment, which resulted in a net present value of future cash flows that did not support a goodwill carrying value for this reporting unit. The two step quantitative fair value assessment performed on the Envision goodwill resulted in a fair value that supported all of its goodwill at year end 2012.

During the year ended December 31, 2011, the Company recognized goodwill of $0.2 million with the acquisition of assets from Envision Wireless in October 2011. The Company’s market capitalization as of the date of the acquisition exceeded the book value of the Company. Since the acquisition date was concurrent with the Company’s annual goodwill test date and there was not a triggering event for goodwill impairment, the Company did not perform a separate two-step goodwill impairment test.

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

The Company had no assets for continuing operations measured at fair value on a non-recurring basis at December 31, 2013.

The following table presents assets for continuing operations measured at fair value on a non-recurring basis at December 31, 2012:

	Level 1	Level 2	Level 3	Loss
Intangible assets - RF Solutions	$0	$0	$161	$0
Intangible assets - Connected Solutions	0	0	0	($12,550)

Total	$0	$0	$161	($12,550)

The Company did not conduct an impairment analysis at December 31, 2011 because there were no triggering events or circumstances indicating that carrying values may not be recoverable.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in the update require an entity to report the effect of significant respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference other disclosures. The amendments in this update are effective prospectively for reporting periods after December 15, 2012. The adoption of this update did have a material effect on the Company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-11, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This standard is effective for the Company for fiscal years beginning after December 15, 2013. The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share:

	Years Ended December 31,
	2013	2012	2011
Basic Earnings Per Share computation:
Numerator:
Net income (loss) from continuing operations	$3,342	($6,672)	$1,681
Net loss from discontinued operations	($91)	($2,587)	($1,497)
Net income (loss)	$3,251	($9,259)	$184
Denominator:
Common shares outstanding	17,797	17,402	17,186
Earnings per common share - basic
Net income (loss) from continuing operations	$0.19	($0.38)	$0.10
Net loss from discontinued operations	($0.01)	($0.15)	($0.09)
Net income (loss)	$0.18	($0.53)	$0.01
Diluted Earnings Per Share computation:
Denominator:
Common shares outstanding	17,797	17,402	17,186
Restricted shares subject to vesting	232	*	442
Performance shares subject to vesting	97	*	109
Common stock option grants	58	*	2

Total shares	18,184	17,402	17,739
Earnings per common share - diluted
Net income (loss) from continuing operations	$0.18	($0.38)	$0.09
Net loss from discontinued operations	$0.00	($0.15)	($0.08)
Net income (loss)	$0.18	($0.53)	$0.01

*	As denoted by “*” in the table above, weighted average common stock option grants and restricted shares of 439,000 were excluded from the calculations of diluted net loss per share for the years ended December 31, 2012 since their effects are anti-dilutive.

3. PCTEL Secure – discontinued operations

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

The Company learned through its marketing efforts for PCTEL Secure’s baseline product that its distribution channels had limited access to the target software markets, primarily U.S. government agencies. The Company was in active discussions with a number of potential distribution entities with U.S. government agency access through December 31, 2012, and in January 2013 the Company engaged Wunderlich Securities, Inc. to evaluate strategic alternatives for PCTEL Secure, including a further search for a distribution entity that could take its baseline product to market. Based on the lack of success of such efforts, the Company concluded, as of December 31, 2012, that the future potential revenue of PCTEL Secure was indeterminate resulting in management’s forecast of future undiscounted cash flow to be in a range at or below zero. Based on these revised forecast cash flows, the Company concluded that the intangible assets of PCTEL Secure were impaired at December 31, 2012. The Company recorded intangible asset impairment expense of $1.1 million in December 2012.

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

The consolidated financial statements separately reflect the PCTEL Secure operations as discontinued operations for all periods presented. Summary results of operations for the discontinued operations included in the condensed consolidated statement of operations are as follows:

	Year Ended December 31,
	2013	2012	2011
Operating loss	($191)	($3,828)	($2,343)
Other income, net	0	41	163
Net loss attributable to noncontrolling interests	0	687	1,158
Adjustments to redemption value of noncontrolling interests	0	(647)	(863)

Loss from discontinued operations, before income taxes	(191)	(3,747)	(1,885)
Benefit for income tax	(100)	(1,160)	(388)

Loss from discontinued operations, net of tax	($91)	($2,587)	($1,497)

Income (loss) from discontinued operations per common share:
Basic	($0.01)	($0.15)	($0.09)
Diluted	$0.00	($0.15)	($0.08)
Weighted average shares:
Basic	17,797	17,402	17,186
Diluted	18,184	17,402	17,739

Assets and liabilities classified as discontinued operations or held for sale on the condensed consolidated balances sheets include the following:

	December 31,	December 31,
	2013	2012
Cash and cash equivalents	$0	$16
Fixed assets	0	2

Total assets	$0	$18

Accounts payable	$0	$86
Accrued liabilities	0	17

Total liabilities	$0	$103

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

Acquisition of TelWorx Communications LLC

The Company, through its wholly-owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), completed the acquisition of substantially all of the assets and the assumption of certain specified liabilities of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC and TowerWorx International, Inc. (collectively “TelWorx”), pursuant to an Asset Purchase Agreement dated as of July 9, 2012 among the Company, PCTelWorx, TelWorx and Tim and Brenda Scronce, the principal owners of TelWorx. The business operations associated with these purchased assets are collectively referred to as “TelWorx” in this Form 10-K. The acquired business was primarily a North Carolina-based business with expertise in delivering wireless and fiber optic solutions into the enterprise, defense, transportation, and the carrier market. The acquired business excels at global procurement, custom engineering of RF solutions, rapid delivery and deployment of systems, and value-added reselling of antennas, related RF components, and other communication elements. The acquisition also included the assets of TowerWorx, a provider of mobile towers for defense, industrial wireless, and other applications. The acquisition expands the Company’s products and markets addressed by its Connected Solutions product line. The fair value purchase price for TelWorx was $16.1 million, consisting of $16.0 million in cash paid at closing, $1.1 million of contingent consideration related to an indemnity holdback escrow and potential earn-out at fair value, net of $1.0 million cash recovered from Tim and Brenda Scronce in March 2013 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement and the legal settlement described below.

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

The Company determined the amount of the corrections and the period in which they occurred through the forensic audit performed, which included tracing sales transactions to customer commitments and proof of delivery documents as well as reviewing the cost of sales records and aging of inventory at the acquisition date. The Company was authorized by the Board of Directors to seek restitution from the Scronces and other responsible parties. On March 27, 2013, the Company and the Scronces entered into a legal settlement over claims by the Company relating to the value of the acquisition and the accounting issues summarized above. The settlement had an aggregate fair value of $5.4 million, consisting of $4.3 million cash received, $0.6 million for the contingent consideration forfeited, and $0.5 million for the holdback escrow balance released. The Company is still pursuing additional restitution from other responsible parties. See Footnote 8 – TelWorx Legal Settlement for full details.

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

The following is the allocation of the purchase price for the assets acquired from TelWorx at the date of the acquisition.

	Estimated Fair	Provisional
	Value July 9, 2012	Adjustments
	as reported at	Subsequent to	Estimated Fair
	September 30, 2012	September 30, 2012	Value July 9, 2012
Tangible assets:
Accounts receivable	$1,575	($205)	$1,370
Inventory	1,843	(465)	1,378
Prepaid expenses	9	0	9
Fixed assets	248	0	248

Total tangible assets	3,675	(670)	3,005

Intangible assets:
Goodwill	9,491	3,059	12,550
Trade names	1,527	(268)	1,259
Technology	458	12	470
Customer relationships	2,898	(2,781)	117
Backlog	91	(58)	33
Non-compete	262	(248)	14

Total intangible assets	14,727	(284)	14,443

Total assets	18,402	(954)	17,448

Capital leases	57	(20)	37
Accounts payable	1,113	100	1,213
Accrued liabilities	85	33	118

Total liabilities	1,255	113	1,368

Net assets acquired	$17,147	($1,067)	$16,080

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

The following unaudited pro forma financial information gives effect to the acquisition of the TelWorx business as if the acquisition had taken place on January 1, 2011. The pro forma financial information for TelWorx was derived from the unaudited historical accounting records of TelWorx.

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

The Company paid cash consideration of $1.5 million to acquire customer relationships, accounts receivable and fixed assets. The consideration was determined based on the fair value of the intangible assets modeled at the time of the negotiation, which were updated at the time of closing. With the acquisition of assets from Envision, the Company entered into a lease for a 1,624 square foot facility used for sales activities in Melbourne, Florida. The initial term of the lease was for one year, and has now been extended through November 2018. The cash consideration paid in connection with the acquisition was provided from the Company’s existing cash. The acquisition related costs related to this asset purchase were not significant to the Company’s consolidated financial statements.

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

5. Goodwill and Other Intangible Assets

Goodwill

In October 2011, the Company recorded goodwill of $0.2 million related to the acquisition of assets from Envision and in July 2012, the Company recorded goodwill of $12.5 million related to the acquisition of assets related to the TelWorx business.

As part of its annual evaluation for goodwill impairment in 2012, the Company impaired $12.5 million of goodwill related to its TelWorx acquisition. See Note 1 for additional information related to the goodwill impairment.

Amount
Balance at January 1, 2012	$161
Goodwill aquired - TelWorx	12,550
Goodwill impairment - TelWorx	(12,550)

Balance at December 31, 2012	161

Goodwill activity	0

Balance at December 31, 2013	$161

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. Amortization expense was approximately $2.4 million, $2.4 million, and $2.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The summary of other intangible assets, net as of December 31 for the years ended 2013 and 2012 is as follows:

	December 31,			December 31,
	2013			2012
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$17,381	$14,386	$2,995	$17,381	$12,463	$4,918
Patents and technology	6,781	6,419	362	6,781	6,281	500
Trademarks and trade names	3,988	2,864	1,124	3,988	2,575	1,413
Other	1,998	1,875	123	1,998	1,825	173

	$30,148	$25,544	$4,604	$30,148	$23,144	$7,004

The decrease of $2.4 million in the net book value for intangible assets consists of amortization expense of $2.4 million recorded for the year ended December 31, 2013.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

		Weighted Average
Intangible Assets	Assigned Life	Amortization Period
Customer contracts and relationships	4 to 6 years	5.1
Patents and technology	1 to 6 years	5.2
Trademarks and trade names	3 to 8 years	7.4
Other	1 to 6 years	5.6

The Company’s scheduled amortization expense over the next five years is as follows:

Fiscal Year	Amount
2014	$1,967
2015	$1,737
2016	$468
2017	$288
Thereafter	$144

6. Restructuring

The Company incurred restructuring expenses of $256, $157, and $117 for the years ended December 31, 2013, 2012, and 2011, respectively. The restructuring liability was $0 and $1 at December 31, 2013 and 2012, respectively. The restructuring liability is included in accrued liabilities in the consolidated balance sheets.

2013 Restructuring

During the second and third quarters of 2013, the Company integrated the TelWorx business with its Bloomingdale, IL operations. The Company moved kitting operations and order fulfillment to its Bloomingdale, Illinois facility from the Lexington, North Carolina facility. As part of the integration, the Company separated eighteen PCTelWorx employees between March and September 2013. The Company recorded $0.3 million as restructuring expense during the year ended December 31, 2013, consisting of employee related costs and asset disposals. In October 2013, the Company moved to a smaller Lexington office facility for its sales, procurement, and administrative functions.

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

2011 Restructuring

During the third quarter 2011, the Company reduced the headcount of its Germantown, Maryland engineering organization due to the completion of several projects for scanning receivers. The Company incurred $0.1 million of severance and related payroll benefits costs for the elimination of six positions. This liability was paid during the year ended December 31, 2011.

The following tables summarize the Company’s restructuring accrual activity:

		Asset
	Severance	Disposals	Total
Balance at December 31, 2011	$0	$0	$0
Restructuring charges	157	0	157
Payments/Charges	(156)	0	(156)

Balance at December 31, 2012	1	0	1
Restructuring charges	190	66	256
Payments/Charges	(191)	(66)	(257)

Balance at December 31, 2013	$0	$0	$0

7. Income Taxes

The Company recorded an income tax expense of $2.3 million for the year ended December 31, 2013, income tax benefit of $4.1 million for the year ended December 31, 2012, and an income tax expense of $0.6 million for the year ended December 31, 2011.

The effective tax rate differed from the statutory Federal rate of 34% during 2013 primarily because of state taxes and a change in the effective state rate for deferred tax assets. The effective tax rate differed from the statutory Federal rate of 34% during 2012 primarily because of state taxes. The effective tax rate differed from the statutory Federal rate of 34% during 2011 because of income tax benefits related to state rate changes on its deferred tax assets, the release of its valuation allowance on its deferred tax assets subject to Chinese income taxes, and research and development credits. During 2012 the Company wrote off $43 of deferred tax assets to additional paid in capital related to vested stock options that were forfeited.

In 2013, the Company recorded a tax gain of $0.7 million related to the sale of PCTEL Secure. The income tax gain was based on the fair market value of the intangible assets sold minus the tax basis of the intangible assets.

A reconciliation of the benefit for income taxes at the federal statutory rate compared to the benefit at the effective tax rate is as follows:

	Years Ended December 31
	2013	2012	2011
Statutory federal income tax rate	34%	34%	34%
State income tax, net of federal benefit	5%	5%	5%
Effective state rate change to deferred tax assets	4%	0%	-3%
Release of valuation allowance	0%	0%	-3%
Foreign income taxed at different rates	0%	0%	-2%
Research and development credits	-4%	0%	-4%
Return to provision adjustments	1%	0%	-2%
Tax effect of permanent differences	1%	-1%	1%

	41%	38%	26%

The domestic and foreign components of the continuing income (loss) before provision (benefit) for income taxes were as follows:

	Years Ended December 31,
	2013	2012	2011
Domestic	$5,413	($11,128)	$2,005
Foreign	261	367	280

	$5,674	($10,761)	$2,285

The (benefit) expense for income taxes of continuing operations consisted of the following:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$23	$17	($45)
State	56	16	(8)
Foreign	88	142	47

	167	175	(6)
Deferred:
Federal	1,696	(3,630)	614
State	481	(591)	85
Foreign	(12)	(43)	(89)

	2,165	(4,264)	610

Total	$2,332	($4,089)	$604

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The net deferred tax accounts consist of the following:

	December 31,
	2013	2012
Deferred Tax Assets:
Amortization	$9,213	$11,580
Stock compensation	1,685	1,713
Federal, foreign, and state credits	977	799
Inventory reserves	1,018	966
Deferred compensation	706	611
Accrued vacation	417	375
Net operating loss carryforwards	1,230	1,148
Other	311	251

Gross deferred tax assets	15,557	17,443
Valuation allowance	(640)	(662)

Net deferred tax asset	14,917	16,781
Deferred Tax liabilities:
Depreciation	(1,461)	(1,263)

Net Deferred Tax Assets	$13,456	$15,518

The classification of deferred tax amounts on the balance sheet is as follows:

	December 31,
	2013	2012
Current:
Deferred tax assets	$1,629	$1,484
Deferred tax liabilities	0	0

Current deferred tax assets	1,629	1,484
Non-current:
Deferred tax assets	13,288	15,297
Deferred tax liabilities	(1,461)	(1,263)

Non-current deferred tax assets, net	11,827	14,034

Net Deferred Tax Assets	$13,456	$15,518

Deferred Tax Valuation Allowance

At December 31, 2013, the Company has $13.5 million of net deferred tax assets, including domestic net deferred tax assets of $13.3 million and foreign net deferred tax assets of $0.2 million. The Company has a valuation allowance of $0.6 million at December 31, 2013. At December 31, 2012, the Company has $15.5 million of net deferred tax assets, including domestic net deferred tax assets of $15.4 million and foreign net deferred tax assets of $0.1 million. The Company had a valuation allowance of $0.7 million at December 31, 2012. The net deferred tax assets at December 31, 2013 and 2012, respectively, are primarily related to intangible assets acquired under purchase accounting which are amortized for tax purposes over 15 years, but for shorter periods under generally accepted accounting principles. The valuation allowance at December 31, 2013 and 2012, respectively, relates to credits and state operating losses that the Company does not expect to realize because they correspond to tax jurisdictions where the Company no longer has significant operations.

On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company has incurred a cumulative loss exclusive of reversing temporary differences over the three years ended December 31, 2013 of ($2.8) million. However that period contains $(11.1) million of net losses in the form of goodwill and intangible asset impairments, ERP implementation costs, and other income, that the Company believes are discrete to the period and will not be incurred on a recurring basis going forward.

The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 26.0 year average period over which future income can be utilized to realize the deferred tax assets. The future income required to realize the $13.3 million of net deferred tax assets over that period is $35.9 million. The result is that $1.4 million a year on average ($36.0. million/26.0 years) of income is required over the next 26.0 years to realize the net deferred tax assets.

In the Company’s judgment, an average of $1.4 million per year of income over an extended 26.0 year period represents a threshold that is unlikely to require extraordinary or unusual one-time events or actions on the Company’s part to meet. The Company’s estimate of future income over the recovery period is sufficient to realize the deferred tax assets.

Based on the evaluation of these factors taken as a whole, the Company believes that the positive evidence in the form of (i) a 26.0 year future recovery period, (ii) a modest average future annual income requirement of $1.4 million is unlikely to require extraordinary or unusual one-time events or actions on the Company’s part to meet, and (iii) its estimate of future income, outweigh the negative evidence of a cumulative taxable loss from operations exclusive of reversing temporary differences over the last three years. Therefore, the Company believes that the net deferred tax asset exclusive of the credits and state net operating losses is more likely than not to be realized.

Accounting for Uncertainty for Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits at December 31, 2013 and 2012 respectively is as follows:

	December 31,
	2013	2012
Beginning of period	$1,480	$1,323
Addition related to tax positions in current year	59	157

End of period	$1,539	$1,480

Included in the balance of total unrecognized tax benefits at December 31, 2013, are potential benefits of $1.5 million that if recognized, would affect the effective rate on income before taxes. The Company expects that potential benefits of $0.8 million will be settled within the next twelve months. The Company is unaware of any positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes all interest and penalties, including those relating to unrecognized tax benefits as income tax expense. The Company’s income tax expense related to interest includes $22, $16, and 1, for the years ended December 31, 2013, 2012, and 2011, respectively for unrecognized tax benefits. At December 31, 2013 and 2012, respectively, the Company had interest payable of $86 and $63 related to unrecognized tax benefits.

Audits

The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company’s U.S. federal tax returns remain subject to examination for 2008 and subsequent periods. The Company’s state tax returns remain subject to examination for 2008 and subsequent periods. The Company’s foreign tax returns remain subject to examination for 2007 and subsequent periods.

Summary of Carryforwards

At December 31, 2013, the Company has a federal net operating loss carry forward of $4.3 million that expires in 2032 and 2033, state net operating loss carry forwards of $5.9 million that expire between 2024 and 2033. The Company has $1.5 million of net operating losses related to stock-based compensation tax deductions in excess of book compensation expense (APIC NOLs) that will be credited to additional paid in capital when such deductions reduce taxes payable as determined on a “with-and-without” basis. Additionally, the Company has $1.5 million of state research credits with no expiration.

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

The Company’s subsidiary in Tianjin, China had a full tax holiday through 2008, and a partial tax holiday through 2011. The impact of the tax holiday was not material to the income tax provision (benefit) for the year ended December 31, 2011.

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The regulations are required to effective in taxable years beginning on or after January 1, 2014, although taxpayers may choose to apply them in taxable years beginning on or after January 1, 2012. The Company does not expect the impact of the final regulations to have a material effect on its financial statements.

8. Commitments and Contingencies

Leases

The Company has operating leases for facilities through 2020 and office equipment through 2014. The future minimum rental payments under these leases at December 31, 2013, are as follows:

Year	Amount
2014	$868
2015	817
2016	700
2017	586
Thereafter	1,182

Future minumum lease payments	$4,153

The rent expense under leases was approximately $1.0 million, $0.9 million, and $0.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The Company’s allowance for sales returns was $0.2 million at December 31, 2013 and $0.1 million at December 31, 2012, respectively, and is included within accounts receivable on the consolidated balance sheet.

The Company offers repair and replacement warranties of primarily two years for antenna products and one to three years for scanning receivers. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at December 31, 2013 and 2012, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.

	Year Ended December 31,
	2013	2012
Beginning balance	$270	$249
Provisions for warranty	192	85
Consumption of reserves	(157)	(64)

Ending balance	$305	$270

Legal Proceedings

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

The following is a summary of the material terms of the Amendment:

•	the TelWorx Parties paid the Company a cash payment of $4.3 million, which included $1.0 million pursuant to the working capital adjustment provisions of the Original Agreement;

•	the TelWorx Parties forfeited all $1.5 million of the potential contingent consideration earnable under the Original Agreement, which had a fair value of $0.6 million, and which, if earned, would have been payable in the form of common stock of the Company;

•	the TelWorx Parties forfeited the $0.5 million holdback escrow under the Original Agreement;

•	the parties agreed to the elimination of all indemnification obligations provided for under the Original Agreement;

•	the Company, PCTelWorx and the Sellers each agreed to execute mutual releases of all claims arising in connection with the dispute; and

•	PCTelWorx acquired an option to terminate its current facility lease in Lexington, North Carolina with Scronce Real Estate, LLC (which is controlled by Sellers) upon 180 days written notice

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

9. Shareholders’ Equity

Common Stock

The activity related to common shares outstanding for the years ended December 31, 2013, 2012, and 2011 as follows:

	2013	2012	2011
Beginning of year	18,515	18,219	18,286
Issuance of common stock on exercise of stock options net of stock swaps	91	5	5
Issuance of restricted common stock and performance shares, net of cancellations	49	348	328
Issuance of common stock from purchase of Employee Stock Purchase Plan shares	113	104	107
Issuance of common stock for stock bonuses, net of shares for tax	0	0	48
Cancellation of stock for withholding tax for vested shares	(142)	(161)	(150)
Common stock buyback	(60)	0	(405)

End of Year	18,566	18,515	18,219

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock in one or more series, each with a par value of $0.001 per share. As of December 31, 2013 and 2012, no shares of preferred stock were issued or outstanding.

10. Stock-Based Compensation

The consolidated statements of operations include $3.4 million, $3.0 million, and $3.2 million of stock compensation expense for the years ended December 31, 2013, 2012, and 2011, respectively. Stock compensation expense for the year ended December 31, 2013 consists of $2.3 million for restricted stock and restricted stock unit awards, $0.9 million for stock option and stock purchase plan expenses, and $0.2 million for performance-based stock option awards. Stock compensation expense for the year ended December 31, 2012 consists of $2.7 million for restricted stock and restricted stock unit awards, and $0.3 million for stock option and stock purchase plan expenses. Stock compensation expense for the year ended December 31, 2011 consists of $2.7 million for restricted stock and restricted stock unit awards, $0.3 million for performance share awards, and $0.2 million for stock option and stock purchase plan expenses. The Company did not capitalize any stock compensation expense during the years ended December 31, 2013, 2012, and 2011.

The stock-based compensation is reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
	2013	2012	2011
Cost of revenues	$390	$378	$293
Research and development	689	585	579
Sales and marketing	575	544	647
General and administrative	1,786	1,479	1,724

Total continuing operations	3,440	2,986	3,243
Discontinued operations	1	6	0

Total	$3,441	$2,992	$3,243

The stock-based compensation expense by type is as follows:

	Years Ended December 31,
	2013	2012	2011
Service-based awards	$2,332	$2,732	$2,717
Performance-based shares and stock options	226	0	273
Stock option and employee purchase plans	883	260	236
Stock bonuses for short-term incentive plan	0	0	17

	$3,441	$2,992	$3,243

Restricted Stock - Serviced Based

The Company grants restricted shares as employee incentives as permitted under the Company’s 1997 Stock Plan, as amended and restated (“1997 Stock Plan”). In connection with the grant of service-based restricted stock to employees, the Company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares. These grants vest over various periods, but typically vest over four years. During the years ended December 31, 2013, 2012, and 2011, the Company annually awarded service-based restricted stock to eligible employees.

The following table summarizes service-based restricted stock activity for the years ended December 31:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average Fair		Average Fair		Average Fair
	Shares	Value	Shares	Value	Shares	Value
Unvested Restricted Stock Awards - beginning of year	940,685	$6.24	1,122,296	$5.90	1,274,316	$5.93
Shares awarded	23,982	8.26	229,950	7.04	204,960	6.45
Performance share units converted to restricted stock awards	0	0.00	139,150	6.47	102,941	6.21
Shares vested	(401,713)	5.87	(474,705)	5.88	(405,946)	6.37
Shares cancelled	(19,933)	6.68	(76,006)	6.25	(53,975)	5.80

Unvested Restricted Stock Awards - end of year	543,021	$6.59	940,685	$6.24	1,122,296	$5.90

The intrinsic values of services-based restricted shares that vested during the years ended December 31, 2013, 2012, and 2011 was $3.0 million, $3.6 million, and $2.9 million, respectively.

As of December 31, 2013, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock was approximately $1.3 million, net of estimated forfeitures to be recognized through 2017 over a weighted average period of 1.5 years.

Stock Options

The Company grants stock options to purchase common stock. The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date. Employee options contain installment vesting typically over a period of four years. The Board of Directors options vest on the first anniversary of date of grant. Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. Historically, the Company has granted stock options with a ten year life. Beginning with options granted in July 2010, the Company grants stock options with a seven year life. During 2013, the Company issued its annual long-term incentive awards in the form of stock options, and during 2013, 2012 and 2011, the Company awarded stock options to eligible new employees for incentive purposes.

A summary of the Company’s stock option activity for the years ended December 31 is as follows:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price
Beginning of Year	1,099,106	$9.06	1,411,581	$9.02	1,596,713	$9.04
Options granted	698,050	7.23	76,300	6.39	8,700	6.90
Options exercised	(164,079)	7.84	(5,000)	6.58	(5,125)	6.72
Options forfeited	(40,783)	6.86	(25,992)	6.30	(9,027)	9.34
Options cancelled/expired	(130,735)	8.85	(357,783)	8.57	(179,680)	6.29

End of Year	1,461,559	$8.40	1,099,106	$9.06	1,411,581	$9.02

Exercisable	759,284	$9.51	1,037,420	$9.22	1,390,265	$9.05

During the year ended December 31, 2013, the Company received proceeds of $1.3 million from the exercise of 164,079 options. The intrinsic value of these options exercised was $252. During the year ended December 31, 2012, the Company received proceeds of $33 from the exercise of 5,000 options. The intrinsic value of these options exercised was $4. During the year ended December 31, 2011, the Company received proceeds of $34 from the exercise of 5,125 options. The intrinsic value of these options exercised was $2.

The range of exercise prices for options outstanding and exercisable at December 31, 2013 was $5.50 to $11.84. The following table summarizes information about stock options outstanding under all stock option plans:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted-		Weighted
Range of	Number	Contractual Life	Average	Number	Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$5.50 - $6.86	74,479	4.73	$6.61	50,870	$6.71
6.87 - 7.93	730,320	5.87	7.25	59,154	7.72
7.94 - 8.63	33,895	2.47	8.49	32,895	8.49
8.64 - 8.76	36,500	2.13	8.76	36,500	8.76
8.77 - 9.09	104,500	1.81	9.08	100,000	9.09
9.10 - 9.12	6,575	2.48	9.11	6,575	9.11
9.13 - 9.16	132,000	2.59	9.16	132,000	9.16
9.17 - 10.25	122,280	2.31	9.69	120,280	9.69
10.26 - 11.00	80,960	1.25	10.70	80,960	10.70
11.01 - 11.84	140,050	0.06	11.56	140,050	11.56

$5.50 - $11.84	1,461,559	3.93	$8.40	759,284	$9.51

The weighted average contractual life and intrinsic value at December 31, 2013 was the following:

	Weighted
	Average
	Contractual	Intrinsic
	Life (years)	Value
Options Outstanding	3.93	$2,109
Options Exercisable	1.78	$442

The intrinsic value is based on the share price of $9.57 at December 31, 2013.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions at December 31:

	2013	2012	2011
Dividend yield	1.7%	1.7%	1.7%
Risk-free interest rate	0.5%	0.3%	0.5%
Expected volatility	45%	52%	52%
Expected life (in years)	5.8	5.5	4.9

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

The dividend yield rate was calculated by dividing the Company’s annual dividend by the closing price on the grant date. The risk-free interest rate was based on the U.S. Treasury yields with remaining term that approximates the expected life of the options granted. The Company calculates the volatility based on a five-year historical period of the Company’s stock price. The Company incorporates a forfeiture rate based on historical data in the expense calculation. The expected life used for options granted is based on historical data of employee exercise performance. The Company records expense based on the grading vesting method.

As of December 31, 2013, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $1.6 million, net of estimated forfeitures to be recognized through 2017 over a weighted average period of 1.6 years.

Retention Stock Options

For its 2013 long-term incentive plan, the Company awarded 182,500 performance-based retention stock options to executive officers with a weighted average grant date fair value of $2.83 in April 2013. The number of options granted was based on 2013 revenue goals at target. In March 2014, the Company awarded 207,236 stock options because the Company exceeded target revenue goals for 2013. These options will vest between two and four years beginning in April 2014. The Company recorded expense for these retention stock options on the grading vested method based on achievement of the performance goals. The assumptions used for the valuation of these stock options were consistent with the employee stock options awarded to employees in April 2013.

The following table summarizes the retention stock option activity for the year ended December 31, 2013:

		Weighted
	Retention	Average
	Options	Exercise
	Outstanding	Price
Outstanding at December 31, 2012	0	$0.00
Granted	182,500	7.16

Outstanding at December 31, 2013	182,500	$7.16
Exercisable at December 31, 2013	0	$0.00

Performance Units

During 2011 and 2012, the Company granted performance units to certain executive officers. Shares were earned upon achievement of defined performance goals such as revenue and earnings. Certain performance units granted were subject to a service period before vesting. The fair values of the performance units issued were based on the Company’s stock price on the date the performance units were granted. The Company recorded expense on a straight-line basis for the performance units based on achievement of the performance goals.

The following summarizes the performance unit activity during the years ended December 31:

	2013		2012		2011
Unvested Performance Units	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Beginning of Year	147,250	$7.04	132,906	$6.48	161,276	$7.79
Units awarded	0	0.00	169,650	7.00	139,691	6.45
Units vested	0	0.00	(4,836)	6.75	(30,037)	9.67
Performance share units converted to restricted stock awards	0	0.00	(139,150)	6.47	(102,941)	6.21
Units cancelled	(147,250)	7.04	(11,320)	7.01	(35,083)	10.42

End of Year	0	$0.00	147,250	$7.04	132,906	$6.48

Because the targets related to the 2012 performance units were not met, the Company did not record any expense related to these awards during the year ended December 31, 2012. The 147,250 performance units outstanding at December 31, 2012 were cancelled in March 2013.

The intrinsic value of performance units that vested during the years ended December 31, 2012, and 2011 was $36 and $0.2 million respectively.

Restricted Stock Units

The Company grants restricted stock units as employee incentives as permitted under the Company’s 1997 Stock Plan. Restricted stock units are primarily granted to foreign employees for long-term incentive purposes. Employee restricted stock units are service-based awards and are amortized over the vesting period. At the vesting date, these units are converted to shares of common stock. The company records expense on a straight-line basis for restricted stock units.

The following summarizes the service-based restricted stock unit activity during the year ended December 31:

	2013		2012		2011
Unvested Restricted Stock Units	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Beginning of Year	11,925	$6.61	10,150	$6.28	7,875	$6.13
Units awarded	0	0.00	5,000	7.04	4,400	6.47
Units vested	(4,475)	6.46	(3,225)	6.24	(2,125)	6.11
Units cancelled	(1,125)	6.77	0	0.00	0	0.00

End of Year	6,325	$6.70	11,925	$6.61	10,150	$6.28

The intrinsic values of services-based restricted stock units that vested during the years ended December 31,2013, 2012, and 2011 was $34, $24, and $15, respectively.

The Company recorded stock compensation expense of $25, $27, and $19 for restricted stock units in the years ended December 31, 2013, 2012, and 2011, respectively.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees can purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is six months. The ESPP stock plan terminates in 2018. During the years ended December 31, 2013, 2012, and 2011, respectively 112,965, 104,073, and 106,721 shares were issued under the ESPP. As of December 31, 2013, the Company had 121,373 shares remaining that can be issued under the Purchase Plan.

The following summarizes the Purchase Plan activity during the years ended December 31:

	2013		2012		2011
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Outstanding, beginning of year	0	$0.00	0	$0.00	0	$0.00
Granted	112,965	2.24	104,073	1.89	106,721	1.99
Vested	(112,965)	2.24	(104,073)	1.89	(106,721)	1.99

Outstanding, end of year	0	$0.00	0	$0.00	0	$0.00

Based on the 15% discount and the fair value of the option feature of this plan, the ESPP is considered compensatory. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The Company recognized compensation expense of $0.3 million for the year ended December 31, 2013 and $0.2 million for the years ended December 31, 2012, and 2011, respectively. The weighted average estimated fair value of purchase rights under the ESPP was $2.24, $1.89, and $1.99 for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Employee Stock
	Purchase Plan
	2013	2012	2011
Dividend yield	1.7%	1.7%	1.7%
Risk-free interest rate	0.3%	0.2%	0.2%
Expected volatility	51%	52%	52%
Expected life (in years)	0.5	0.5	0.5

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

Board of Director Equity Awards

The Board of Directors receives their annual equity award in the form of shares of the Company’s stock or in shares of vested restricted stock units. During the year ended December 31, 2013, the Company issued 38,812 shares of the Company’s stock with a fair value of $307 which vested immediately to the Directors. During the year ended December 31, 2012, the Company issued 21,602 shares of the Company’s stock with a fair value of $132 and issued 24,820 restricted stock units with fair value of $152 that vested immediately to the Directors. During the year ended December 31, 2011, the Company issued 12,958 shares of the Company’s stock with a fair value of $85 and issued 28,508 restricted stock units with fair value of $187 that vested immediately to the Directors.

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority. During the years ended December 31, 2013, 2012, and 2011, the Company paid $1.0 million, $1.2 million, and $1.3 million for withholding taxes related to stock awards.

Stock Plans

Common Stock Reserved for Future Issuance

At December 31, 2013 the Company had 3,473,286 shares of common stock that could potentially be issued under various stock-based compensation plans described in this footnote. A summary of the reserved shares of common stock for future issuance are as follows:

	December 31,
	2013	2012
1997 Stock Plan	3,283,103	3,445,254
2001 Stock Plan	68,810	179,739
Employee Stock Purchase Plan	121,373	234,339

Total shares reserved	3,473,286	3,859,332

These amounts include the shares available for grant and the options outstanding.

1997 Stock Plan

The Board of Directors may grant to employees, directors and consultants options to purchase the common stock and/or stock purchase rights at terms and prices determined by the Board. In August 1999, the Board of Directors and the stockholders approved an amendment and restatement of the 1997 Stock Plan that increased the number of authorized shares of the common stock the Company may issue under the 1997 Stock Plan to 5,500,000. The plan allowed further annual increases in the number of shares authorized to be issued under the 1997 Stock Plan by an amount equal to the lesser of (i) 700,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. Effective at the annual shareholders meeting on June 5, 2006, the shareholders approved an amended and restated 1997 Plan (“New 1997 Plan”) that expires in 2016. The existing shares available for issuance and options outstanding were transferred from the 1997 Plan to the New 1997 Plan. The New 1997 Plan provides for the issuance of 2,300,000 shares plus any shares which have been reserved under the 1998 Directors Option Plan (“Directors Plan”) and any shares returned to the Directors Plan. In connection with the approval of the New 1997 Plan, an additional 716,711 shares were authorized. On June 15, 2010, the Company’s stockholders approved the amendment and restatement of the 1997 Stock Plan to, among other things, increase the number of shares of common stock authorized for issuance under the 1997 Stock Plan. The Company registered an additional 1,700,000 shares of its common stock under a Registration Statement on Form S-8 filed with the SEC with an effective date of July 20, 2010. Under the amended plan, each restricted share award consumes 1.78 of shares available and each stock option award consumes 1.0 share available. As of December 31, 2013, options to acquire 1,392,749 shares were outstanding and a total of 1,890,354 shares remain available for future grants.

2001 Non-Statutory Stock Option Plan

In August 2001, the Board of Directors adopted and approved the 2001 Non-statutory Stock Option Plan (“2001 Plan”). Options granted under the 2001 Plan were exercisable at any time within ten years from the date of grant or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. As of June 15, 2010 the stockholders approved certain changes to the 1997 Stock Plan that included the following: (i) there would be no additional grants from the 2001 Stock Plan; and (ii) any shares returned (or that would have otherwise returned) to the 2001 Plan, would be added to the shares of common stock authorized for issuance under the 1997 Stock Plan. The 2001 Plan terminated in August 2011 and options to acquire 68,810 shares were outstanding at December 31, 2013.

11. Stock Repurchases

All share repurchase programs are authorized by the Company’s Board of Directors and are announced publicly. On March 18, 2013, the Company’s Board of Directors approved a share repurchase program of $5.0 million. The Company repurchased 59,510 shares at an average price of $7.31 during the year ended December 31, 2013. At December 31, 2013, the Company had $4.6 million in share value that could still be repurchased under this program.

The following table is a summary of the share repurchases by year for the fiscal years ended December 31, 2013, 2012 and 2011:

Fiscal Year	Shares	Amount
2011	405,628	$2,559
2012	0	$0
2013	59,510	$435

12. Segment, Customer and Geographic Information

PCTEL operates in two new segments for reporting purposes as of January 1, 2013. The Company’s Connected Solutions segment includes its antenna and engineered site solutions. Its RF Solutions segment includes its scanning receivers and RF engineering services. Each of the segments has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment. As of January 1, 2013 the Company’s chief operating decision maker uses the profit and loss results through operating profit and identified assets for Connected Solutions and RF Solutions segments to make operating decisions. The segment information presented in the financial statements restates historical results for the new Connected Solutions and RF Solution segments on a consistent basis with the current period.

The following tables are the segment operating profits and cash flow information for the year ended December 31, 2013 and December 31, 2012, respectively, and the segment balance sheet information as of December 31, 2013 and December 31, 2012:

	Year Ended December 31, 2013
	Connected Solutions	RF Solutions	Consolidating	Total
REVENUES	$74,223	$30,310	($280)	$104,253

GROSS PROFIT	22,720	19,018	22	41,760

OPERATING INCOME (LOSS)	$6,012	$7,248	($12,964)	$296

Depreciation	$1,785	$570	$315	$2,670
Intangible amortization	$1,573	$827	$0	$2,400
Capital expenditures	$1,505	$1,251	$203	$2,959

	As of December 31, 2013
	Connected Solutions	RF Solutions	Consolidating	Total
Accounts receivable	$11,934	$6,669	$0	$18,603
Inventories	$12,802	$1,733	$0	$14,535
Long-lived assets:
Property and equipment, net	$11,508	$2,427	$1,036	$14,971
Goodwill	$0	$161	$0	$161
Intangible assets, net	$2,832	$1,772	$0	$4,604
Deferred tax assets, net	$0	$0	$11,827	$11,827
Other noncurrent assets	$0	$0	$41	$41

	Year Ended December 31, 2012
	Connected Solutions	RF Solutions	Consolidating	Total
REVENUES	$67,511	$21,469	($131)	$88,849

GROSS PROFIT	21,037	14,744	39	35,820

OPERATING INCOME (LOSS)	($6,062)	$4,246	($9,045)	($10,861)

Depreciation	$1,630	$525	$277	$2,432
Intangible amortization	$1,478	$881	$0	$2,359
Capital expenditures	$2,091	$725	$565	$3,381

	As of December 31, 2012
	Connected Solutions	RF Solutions	Consolidating	Total
Accounts receivable	$11,885	$6,701	$0	$18,586
Inventories	$14,283	$3,290	$0	$17,573
Long-lived assets:
Property and equipment, net	$11,868	$1,746	$1,161	$14,775
Goodwill	$0	$161	$0	$161
Intangible assets, net	$4,404	$2,600	$0	$7,004
Deferred tax assets, net	$0	$0	$14,034	$14,034
Other noncurrent assets	$0	$0	$1,636	$1,636

	Year Ended December 31, 2011
	Connected Solutions	RF Solutions	Consolidating	Total
REVENUES	$52,400	$24,652	($208)	$76,844

GROSS PROFIT	16,783	19,032	47	35,862

OPERATING INCOME (LOSS)	$2,791	$8,324	($9,025)	$2,090

Depreciation	$1,516	$561	$409	$2,486
Intangible amortization	$1,496	$762	$0	$2,258
Capital expenditures	$3,236	$775	$851	$4,862

The Company’s revenue to customers outside of the United States, as a percent of total revenues, is as follows:

	Years Ended December 31,
Region	2013	2012	2011
Europe, Middle East, & Africa	13%	13%	20%
Asia Pacific	10%	10%	11%
Other Americas	6%	7%	8%

Total Foreign sales	29%	30%	39%

Total Domestic sales	71%	70%	61%

	100%	100%	100%

There were no customers that accounted for 10% or greater of revenues during the years ended December 31, 2013 and December 31, 2012. At December 31, 2013 and 2012, no customer accounts receivable balance represented greater 10% or greater of gross receivable.

The long-lived assets by geographic region as of December 31, 2013, 2012, and 2011 are as follows:

		December 31,
	2013	2012	2011
United States	$30,682	$36,732	$36,659
All Other	922	880	751

	$31,604	$37,612	$37,410

13. Benefit Plans

401(k) Plan

The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the first month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The Company may make discretionary contributions to the 401(k) plan. The Company recorded expense for employer contributions to the 401(k) plan of $0.6 million in the years ended December 31, 2013, 2012, and 2011 respectively.

Foreign Employee Benefit Plans

The Company contributes to various defined contribution retirement plans for foreign employees. The Company made contributions to these plans of $0.3 million for the year ended December 31, 2013, and $0.2 million for the years ended December 31, 2012, and 2011 respectively.

Executive Deferred Compensation Plan

The Company provided an Executive Deferred Compensation Plan (“EDCP”) for executive officers, senior managers and directors. Under the EDCP, the executives could select to defer up to 50% of salary and up to 100% of cash bonuses. In addition, the Company provided a 4% matching cash contribution which vests depending upon the number of completed years of participation in the EDCP. The Company funded the obligation related to the EDCP with corporate-owned life insurance policies. The executive had a choice of investment alternatives from a menu of mutual funds offered by the insurance company. In November 2012, the Company’s Board of Directors authorized the termination of the EDCP and on December 27, 2013, the plan was terminated. The funds at the life insurance company were remitted to the Company and subsequently invested by the Company to fund the obligation. The participants will be receive the value of his or her account in January 2015. Upon separation of employment earlier than January 2015, the executive will receive the value of his or her account in accordance with the provisions of the plan. Because the funds from the insurance company were received in January 2014, $1.9 million was included in prepaid assets and other receivables on the balance sheet at December 31, 2013. At December 31, 2012, the cash surrender value of such policies was $1.6 million, included in other noncurrent assets in the consolidated balance sheets. At December 31, 2013 and December 31, 2012, the deferred compensation obligation was $1.9 million and $1.7 million, respectively, included in long-term liabilities in the consolidated balance sheets.

14. Quarterly Data (Unaudited)

	Quarters Ended,
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Revenues	$25,073	$26,746	$26,471	$25,963
Gross profit	9,593	10,548	10,776	10,843
Operating income (loss) from continuing operations	(1,310)	258	928	420
Income from continuing operations before provision for income taxes	3,022	315	1,317	1,020
Net income from continuing operations	1,951	187	751	453
Net income (loss) from discontinued operations	(86)	(22)	0	17

Net income (loss)	$1,865	$165	$751	$470

Earnings per Share from Continuing Operations:
Basic	$0.11	$0.01	$0.04	$0.03
Diluted	$0.11	$0.01	$0.04	$0.02
Earnings (Loss) per Share from Discontinued Operations:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	($0.01)	$0.00	$0.00	$0.00
Earnings per Share:
Basic	$0.11	$0.01	$0.04	$0.03
Diluted	$0.10	$0.01	$0.04	$0.02
Weighed Average Shares:
Basic	17,684	17,790	17,841	17,916
Diluted	17,911	18,075	18,354	18,508

	Quarters Ended,
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Revenues	$17,161	$19,993	$25,853	$25,842
Gross profit	7,178	8,670	10,040	9,932
Operating income (loss) from continuing operations	(920)	684	1,160	(11,785)
Income (loss) from continuing operations before provision for income taxes	(887)	723	1,172	(11,769)
Net income (loss) from continuing operations	(555)	445	688	(7,250)
Net loss from discontinued operations	(324)	(774)	(416)	(1,073)

Net income (loss)	($879)	($329)	$272	($8,323)

Earnings (loss) per Share from Continuing Operations:
Basic	($0.03)	$0.03	$0.04	($0.41)
Diluted	($0.03)	$0.03	$0.04	($0.41)
Loss per Share from Discontinued Operations:
Basic	($0.02)	($0.05)	($0.02)	($0.07)
Diluted	($0.02)	($0.05)	($0.02)	($0.07)
Earnings (Loss) per Share:
Basic	($0.05)	($0.02)	$0.02	($0.48)
Diluted	($0.05)	($0.02)	$0.02	($0.48)
Weighed Average Shares:
Basic	17,264	17,404	17,493	17,501
Diluted	17,264	17,404	17,779	17,501

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

15. Related Parties

Through October 2013, the Company’s lease for its Lexington, North Carolina facility was with Scronce Real Estate LLC. Scronce Real Estate, LLC is owned by Tim and Brenda Scronce, the wife of Tim Scronce. Tim and/or Brenda Scronce were the majority owners of the TelWorx entities as defined in Note 11 – Commitments and Contingencies above. The Company, through its wholly-owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), purchased certain of the assets of TelWorx in July 2012. Tim Scronce worked for the Company until his resignation in December 2012 and Brenda Scronce never worked for the Company. Through December 31, 2013, a total of $0.2 million has been paid under this lease. In May 2013, the Company gave notice of early termination of the lease which became effective in October 2013. The Company signed a new lease for an office facility in Lexington effective August 1, 2013. The new lease is not with a related party.

Through October 2013, the Company’s lease for its Melbourne, Florida office was with 3dB, LLC, a real estate entity co-owned by Robert Joslin, Scott Clay, and Greg Akin. As co-owners of Envision Wireless, Joslin, Clay and Akin sold the assets of Envision Wireless to the Company in October 2011. Joslin, Clay, and Akin continue to work for the Company. This lease expired in October 2013. In September 2013, the Company signed a five-year lease for new office space in Melbourne, Florida. The new lease is not with a related party.

16. Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $209 and $148 at December 31, 2013 and December 31, 2012, respectively, consists of foreign translation adjustments.

17. Subsequent Events

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria described in “1992 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our management’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective to provide assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The information with respect to the directors and the board committees of the Company required to be included pursuant to this Item 10 is included in PCTEL’s proxy statement for the 2014 Annual Meeting of Stockholders which will be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference.

The information regarding executive and director compensation in response to this item will be included in PCTEL’s proxy statement for the 2014 Annual Meeting of Stockholders and incorporated by reference herein. Information included under the caption “Compensation Committee Report” in PCTEL’s proxy statement for the 2014 Annual Meeting of Stockholders is incorporated by reference herein; however, this information shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 11: Executive Compensation

The information required by Item 402, 407(e)(4) and Item 407(e)(5) of Regulation S-K will be included under the captions “Compensation Discussion and Analysis,” “Executive Compensation and Other Matters,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” respectively, in PCTEL’s proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in PCTEL’s proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated by reference herein.

The information regarding securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in PCTEL’s proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” which will be contained in PCTEL’s proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 14: Principal Accountant Fees and Services

Information regarding principal accounting fees and services is under the caption “Summary of Fees” in PCTEL’s proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K on pages 33 to 82.

(a) (2) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report under “Schedule II” immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2013.

All other information called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

PCTEL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Addition (Deductions)	Balance at End of Year
Year Ended December 31, 2011:
Allowance for doubtful accounts	$160	(2)	(26)	$132
Warranty reserves	$257	384	(392)	$249
Deferred tax asset valuation allowance	$702	(59)	0	$643
Year Ended December 31, 2012:
Allowance for doubtful accounts	$132	85	5	$222
Warranty reserves	$249	85	(64)	$270
Deferred tax asset valuation allowance	$643	19	0	$662
Year Ended December 31, 2013:
Allowance for doubtful accounts	$222	130	(222)	$130
Warranty reserves	$270	192	(157)	$305
Deferred tax asset valuation allowance	$662	(22)	0	$640

All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

a) (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description	Reference

2.1	Asset Purchase Agreement, dated December 10, 2007, by and between Smith Micro Software, Inc. and PCTEL, Inc. Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Section 6.01(b)(2) of Regulation S-	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K dated December 12, 2007.

2.2	Asset Purchase Agreement, dated March 14, 2008, by and between Bluewave Antenna Systems, Ltd., and PCTEL, Inc.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated March 17, 2008.

2.3	Asset Purchase Agreement, dated August 14, 2008, by and between SWT Scotland and PCTEL, Inc.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated August 18, 2008.

2.4	Share Purchase Agreement dated January 5, 2009, by and between PCTEL, Inc., Gyles Panther and Linda Panther.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated January 6, 2009.

2.5	Acquisition Agreement (Asset Purchase Agreement) dated July 9, 2012, by and among PCTEL, TelWorx Communications, LLC, and other parties.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K filed July 13, 2012.

2.6	Amendment to Asset Purchase Agreement, dated March 27, 2013, by and among the Registrant, PCTelWorx, Enterprises, LLC f/k/a TelWorx Communications, LLC and the other parties thereto.	Incorporated by reference to exhibit number 10.1 filed with the Registrant’s Current Report on Form 8-K dated March 27, 2013.

2.7	Asset Purchase Agreement dated April 30, 2013, by and among the Company, PCTEL Secure LLC and Redwall Technologies, LLC 1	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K/A filed May 24, 2013.

3.1	Amended and Restated Certificate of Incorporation of PCTEL, Inc.	Incorporated by reference to exhibit number 3.2 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to exhibit number 3.3 filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.

4.1	Specimen common stock certificate	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).

10.1*	Form of Indemnification Agreement between PCTEL, Inc. and each of its directors and officers	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).

10.23*	2001 Nonstatutory Stock Option Plan and form of agreements hereunder	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on October 3, 2001 (File No. 333-70886).

10.25*	Employment Agreement between Jeffrey A. Miller and PCTEL, Inc., dated November 7, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.

10.25.1*	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Jeffrey A. Miller	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.26*	Employment Agreement between John Schoen and the Registrant, dated November 12, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.

10.26.1*	Letter agreement dated August 22, 2006 amending the Employment Agreement, by, and between PCTEL, Inc. and John Schoen	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

Exhibit No.	Description	Reference

10.32*	Stock Option Agreement of Jeffrey A. Miller, dated November 15, 2001	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (File No. 333-75204).

10.33*	Stock Option Agreement of John Schoen, dated November 15, 2001	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (File No. 333-75204).

10.37*	Executive Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.38*	Executive Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.39*	Board of Directors Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.40*	Board of Directors Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.44	Purchase and Sale Agreement dated November 1, 2004, between PCTEL, Inc. and Evergreen Brighton, L.L.C.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.48	Purchase Agreement dated April 14, 2005 between PCTEL Antenna Products Group, a wholly owned subsidiary of PCTEL, Inc. and Quintessence Publishing Company, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.49*	Letter Agreement dated August 18, 2005 between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on August 23, 2005

10.50	Lease Agreement dated September 16, 2005 between PCTEL Maryland, Inc. and First Campus Limited Partnership for an office building located at 20410 Observation Drive, Germantown, MD 20876	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2005

10.55*	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Biju Nair	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.56*	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Steve Deppe	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.59*	1998 Employee Stock Purchase Plan and related standard form of agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2007.

10.60*	Executive Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2007.

10.61*	Employment Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.

10.62*	Management Retention Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.

10.63*	Form of Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.

Exhibit No.	Description	Reference

10.64*	Form of Amended and Restated Management Retention Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on October 12, 2007.

10.65*	Offer Letter dated May 16, 2007 with Robert Suastegui relating to Mr. Suastegui's employment	Incorporated by reference to exhibit number 10.61 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.66*	Form of 1997 Stock Plan Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.68*	PCTEL, Inc., 1997 Stock Plan, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.

10.69*	PCTEL, Inc., 1997 Stock Plan Form of Stock Option Award Agreement, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.

10.70*	PCTEL, Inc., 2001 Nonstatutory Stock Option Plan, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.

10.71*	PCTEL, Inc, 2001 Nonstatutory Stock Option Plan Form of Stock Option Agreement, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.

10.72*	PCTEL, Inc, 1997 Stock Plan, as amended and restated June 15, 2010	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2010.

10.73	Limited Liability Company Agreement, dated January 5, 2011, by and between PCTEL, Inc. and Eclipse Design Technologies, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on January 11, 2011.

10.74*	Letter agreement dated April 12, 2011 between PCTEL, Inc. and Anthony Kobrinetz covering severance benefits	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on April 14, 2011.

10.75	Amended and restated Limited Liability Company Agreement, dated January 5, 2011, by and between PCTEL, Inc. and Eclipse Design Technologies, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on May 24, 2011.

10.76*	Letter Agreement dated September 24, 2013 between PCTEL, Inc. and David Neumann granting severance benefits and Letter Agreement dated September 30, 2013 between PCTEL, Inc. and Varda A. Goldman amending severance benefits granted in a letter agreement dated December 11, 2008.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 30, 2013.

11**	Statement re Computation of Per Share Earnings

21.1	List of significant subsidiaries	Filed herewith

23.1	Consent of Grant Thornton LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Reference

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS***	XBRL Instance Document	Filed herewith

101.SCH***	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF***	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB***	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

**	Information required to be presented in exhibit 11 is provided in Note 2 of the notes to consolidated financial statements in this Annual Report on Form 10-K in accordance with accounting rules related to accounting for earnings per share.

***	In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

PCTEL, Inc.
A Delaware corporation
(Registrant)

/s/ MARTIN H. SINGER
Martin H. Singer
Chairman of the Board and
Chief Executive Officer
Dated: March 13, 2014

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

Signature	Title	Date

/s/ MARTIN H. SINGER (Martin H. Singer)	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2014

/s/ JOHN SCHOEN (John Schoen)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2014

/s/ CAROLYN DOLEZAL (Carolyn Dolezal)	Director	March 13, 2014

/s/ BRIAN J. JACKMAN (Brian J. Jackman)	Director	March 13, 2014

/s/ STEVEN D. LEVY (Steven D. Levy)	Director	March 13, 2014

/s/ GIACOMO MARINI (Giacomo Marini)	Director	March 13, 2014

/s/ CINDY ANDREOTTI (Cindy Andreotti)	Director	March 13, 2014

/s/ CARL THOMSEN (Carl Thomsen)	Director	March 13, 2014