Form 10-Q
period 2014-03-31
PC TEL INC
filed 2014-05-08
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,629,027 as of May 8, 2014

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2014

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	March 31, 2014	December 31, 2013
ASSETS

Cash and cash equivalents	$16,475	$21,790
Short-term investment securities	39,694	36,105
Accounts receivable, net of allowance for doubtful accounts of $120 and $130 at March 31, 2014 and December 31, 2013, respectively	17,541	18,603
Inventories, net	15,961	14,535
Deferred tax assets, net	1,629	1,629
Prepaid expenses and other assets	1,664	3,166

Total current assets	92,964	95,828

Property and equipment, net	14,892	14,971
Goodwill	161	161
Intangible assets, net	4,031	4,604
Deferred tax assets, net	11,915	11,827
Other noncurrent assets	39	41

TOTAL ASSETS	$124,002	$127,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$4,244	$4,440
Accrued liabilities	7,248	7,803

Total current liabilities	11,492	12,243

Other long-term liabilities	1,226	3,137

Total liabilities	12,718	15,380

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,620,085 and 18,566,119 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	19	19
Additional paid-in capital	143,742	143,572
Accumulated deficit	(32,635)	(31,748)
Accumulated other comprehensive income	158	209

Total stockholders’ equity	111,284	112,052

TOTAL LIABILITIES AND EQUITY	$124,002	$127,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	(unaudited) Three Months Ended March 31,
	2014	2013

REVENUES	$23,656	$25,073
COST OF REVENUES	14,074	15,475

GROSS PROFIT	9,582	9,598

OPERATING EXPENSES:
Research and development	3,242	2,550
Sales and marketing	2,956	3,020
General and administrative	3,232	4,632
Amortization of intangible assets	574	604
Restructuring charges	0	101

Total operating expenses	10,004	10,907

OPERATING LOSS	(422)	(1,309)
Other income, net	197	4,332

INCOME (LOSS) BEFORE INCOME TAXES	(225)	3,023
Expense (benefit) for income taxes	(79)	1,070

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(146)	1,953

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT	0	(88)

NET INCOME (LOSS)	($146)	$1,865

Earnings (Loss) per Share from Continuing Operations:
Basic	($0.01)	$0.11
Diluted	($0.01)	$0.11

Earnings (Loss) per Share from Discontinued Operations:
Basic	$0.00	($0.00)
Diluted	$0.00	($0.00)

Earnings (Loss) per Share:
Basic	($0.01)	$0.11
Diluted	($0.01)	$0.10

Weighed Average Shares:
Basic	18,176	17,684
Diluted	18,176	17,911

Cash dividend per share	$0.040	$0.035

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	(unaudited)
	Three Months Ended March 31,
	2014	2013

NET INCOME (LOSS)	($146)	$1,865

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign Currency Translation Adjustments	(51)	(5)

COMPREHENSIVE INCOME (LOSS)	($197)	$1,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE, JANUARY 1, 2014	$19	$143,572	($31,748)	$209	$112,052
Stock-based compensation	0	751	0	0	751
Issuance of shares for stock purchase and option	0	404	0	0	404
Cancellation of shares for payment of withholding	0	(987)	0	0	(987)
Dividend	0	2	(741)	0	(739)
Net loss	0	0	(146)	0	(146)
Change in cumulative translation adjustment, net	0	0	0	(51)	(51)

BALANCE, MARCH 31, 2014	$19	$143,742	($32,635)	$158	$111,284

The accompanying notes are an integral part of these consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013

Operating Activities:
Net income (loss)	($146)	$1,865
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,240	1,283
Stock-based compensation	751	624
(Gain) loss on disposal/sale of property and equipment	7	(2)
Payment of withholding tax on stock based compensation	(987)	(919)
Deferred tax provision	(91)	1,034
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,040	744
Inventories	(1,473)	737
Prepaid expenses and other assets	1,499	848
Accounts payable	(176)	(3,507)
Income taxes payable	(11)	(11)
Other accrued liabilities	(2,384)	(944)
Deferred revenue	(63)	(22)

Net cash provided by (used in) operating activities	(794)	1,730

Investing Activities:
Capital expenditures	(620)	(600)
Proceeds from disposal of property and equipment	0	2
Purchases of investments	(18,582)	(24,762)
Redemptions/maturities of short-term investments	14,993	21,951

Net cash used in investing activities	(4,209)	(3,409)

Financing Activities:
Proceeds from issuance of common stock	404	380
Cash dividends	(739)	(646)

Net cash used in financing activities	(335)	(266)

Net decrease in cash and cash equivalents	(5,338)	(1,945)
Effect of exchange rate changes on cash	23	(20)
Cash and cash equivalents, beginning of year	21,790	17,559

Cash and Cash Equivalents, End of Period	$16,475	$15,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2014 (Unaudited)

(in thousands except per share data and as otherwise noted)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

There are many competitors for antenna products, as the market is highly fragmented. Competitors include Laird (Cushcraft, Centurion, and Antennex brands), Mobile Mark, Radiall/Larsen, Comtelco, Wilson, Commscope (Andrew products), Kathrein, among others. PCTEL seeks out product applications that command a premium for product performance and customer service, and avoid commodity markets.

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

The Company established its scanning receiver product portfolio in 2003 with the acquisition of certain assets of Dynamic Telecommunications, Inc. (“DTI”). In 2009, we acquired the scanning receiver business from Ascom Network Testing, Inc. (“Ascom”) as well as the exclusive distribution rights and patented technology for Wider Network LLC (“Wider”) network interference products. In 2011, the Company purchased certain assets from Envision Wireless Inc. (“Envision”), an engineering services business based in Melbourne, Florida. The NES business focuses on the radio frequency (“RF”) issues pertaining to in-building coverage and capacity and its target market is relevant to our antenna and scanning receiver businesses. NES provides value-added analysis of collected data to public cellular carriers, network infrastructure providers, and real estate companies.

PCTEL maintains expertise in several technology areas in order to be competitive in the scanning receiver and related engineering services market. These include radio frequency engineering, DSP engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Basis of Consolidation

The condensed consolidated balance sheet as of March 31, 2014 and the condensed consolidated statements of operations, statements of comprehensive income (loss), and cash flows for the three months ended March 31, 2014 and 2013, respectively, are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2013.

On April 30, 2013, the Company divested all material assets associated with its PCTEL Secure, LLC subsidiary’s ProsettaCore™ technology to Redwall Technologies, LLC (“Redwall”), a development organization that specializes in mobile security, military and defense projects and systems, and critical national infrastructure. Under the terms of the agreement, Redwall acquired the server and device software (the “Software”), the underlying intellectual property, and complete development responsibility for the security products. At the closing of the divestiture, the Company received no upfront cash payment, but has the right to receive a royalty of 7% of the net sale price of each future sale or license of the Software and each provision of services related to the Software, if any. Under the agreement, royalties will not exceed $10.0 million in the aggregate. In accordance with accounting for discontinued operations, the consolidated financial statements separately reflect the results of PCTEL Secure as discontinued operations for the three months ended March 31, 2013.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“the 2013 Form 10-K”). There were no changes in the Company’s significant accounting policies during the three months ended March 31, 2014. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2013 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2013 Form 10-K. The results for the operations for the period ended March 31, 2014 may not be indicative of the results for the period ending December 31, 2014.

Foreign Currency Translation

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $39 and $11 for the three months ended March 31, 2014 and 2013, respectively.

Recent Accounting Guidance

In July 2013, the FASB issued ASU 2013-11, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This standard was effective for us for fiscal years beginning after December 15, 2013. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update is effective in the first quarter of 2015. The Company does not expect the new guidance to have a material impact on its consolidated financial statements.

2. Fair Value of Financial Instruments

The Company follows accounting guidance for fair value measurements and disclosures. To measure fair value, the Company refers to a hierarchy that requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels of input that may be used to measure fair value are as follows:

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
Basic Earnings Per Share computation:
Numerator:
Net income (loss) from continuing operations	($146)	$1,953
Net loss from discontinued operations	$0	($88)
Net income (loss)	($146)	$1,865

Denominator:
Common shares outstanding	18,176	17,684

Earnings per common share - basic
Net income (loss) from continuing operations	($0.01)	$0.11
Net loss from discontinued operations	$0.00	($0.00)
Net income (loss)	($0.01)	$0.11

Diluted Earnings Per Share computation:
Denominator:
Common shares outstanding	18,176	17,684
Restricted shares subject to vesting	*	148
Common stock option grants	*	79

Total shares	18,176	17,911

Earnings per common share - diluted
Net income (loss) from continuing operations	($0.01)	$0.11
Net loss from discontinued operations	$0.00	($0.00)
Net income (loss)	($0.01)	$0.10

*	As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 203,000 for the three months ended March 31, 2014 were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consist of the following:

	March 31, 2014	December 31, 2013
Cash	$16,052	$19,734
Cash equivalents	423	2,056
Short-term investments	39,694	36,105

	$56,169	$57,895

Cash and Cash equivalents

At March 31, 2014, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At March 31, 2014 and December 31, 2013, the Company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable amount of $250,000.

At March 31, 2014, the Company had $16.1 million in cash and $0.4 million in cash equivalents and at December 31, 2013, the Company had $19.7 million in cash and $2.1 million in cash equivalents. The Company had $0.8 million and $1.0 million of cash and cash equivalents in foreign bank accounts at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the Company has no intentions of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds. The Company’s cash in its foreign bank accounts is not insured.

Investments

At March 31, 2014 and December 31, 2013, the Company’s short-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, AA or higher rated corporate bonds, and certificates of deposit classified as held-to-maturity. At March 31, 2014, the Company’s short-term investments also included mutual funds classified as available-for-sale and recorded at fair value. At March 31, 2014 the Company had invested $16.3 million in pre-refunded municipal bonds, $8.6 million in U.S. government agency bonds, $7.7 million in AA rated or higher corporate bonds, $5.2 million in certificates of deposit, and $1.9 million in mutual funds. The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities. The bonds have original maturities greater than 90 days and mature in less than one year. The Company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains were $12 at March 31, 2014. Approximately 16% and 5% of the Company’s bonds were protected by bond default insurance at March 31, 2014 and December 31, 2013, respectively.

At December 31, 2013, the Company had invested $17.2 million in pre-refunded municipal bonds and taxable bond funds, $7.3 million in AA rated or higher corporate bond funds, $6.3 million in U.S. government agency bonds, and $5.3 million in certificates of deposit.

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value. The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2. For the Level 2 investments, the Company uses quoted prices of similar assets in active markets.

Cash equivalents and Level 1 and Level 2 investments measured at fair value were as follows at March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other cash equivalents	$423	$0	$0	$423	$2,056	$0	$0	$2,056
Investments:
Certificates of deposit	5,245	0	0	5,245	5,360	0	0	5,360
Mutual funds	1,855	0	0	1,855	0	0	0	0
US government agency bonds	0	8,568	0	8,568	0	6,291	0	6,291
Pre-refunded municipal bonds	0	16,353	0	16,353	0	17,200	0	17,200
Corporate bonds	0	7,685	0	7,685	0	7,269	0	7,269

Total	$7,523	$32,606	$0	$40,129	$7,416	$30,760	$0	$38,176

5. Goodwill and Intangible Assets

Goodwill

The Company had goodwill of $0.2 million at March 31, 2014 and December 31, 2013, respectively.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships	$17,381	$14,847	$2,534	$17,381	$14,386	$2,995
Patents and technology	6,781	6,448	333	6,781	6,419	362
Trademarks and trade names	3,988	2,936	1,052	3,988	2,864	1,124
Other	1,998	1,886	112	1,998	1,875	123

	$30,148	$26,117	$4,031	$30,148	$25,544	$4,604

The $0.6 million decrease in the net book value of intangible assets at March 31, 2014 compared to December 31, 2013 reflects amortization expense of $0.6 million recorded for the three months ended March 31, 2014.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	4 to 6 years	5.1
Patents and technology	1 to 6 years	5.2
Trademarks and trade names	3 to 8 years	7.4
Other	1 to 6 years	5.6

The Company’s scheduled amortization expense for 2014 and the next five years is as follows:

Fiscal Year	Amount
2014	$1,967
2015	$1,737
2016	$468
2017	$288
2018	$144

6. Balance Sheet Information

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 60 days. The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $0.1 million at March 31, 2014 and at December 31, 2013. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing. Inventories as of March 31, 2014 and December 31, 2013 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The Company had consigned inventory with customers of $1.0 million at March 31, 2014 and $1.1 million at December 31, 2013. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $2.0 million and $1.9 million at March 31, 2014 and December 31, 2013, respectively.

Inventories consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Raw materials	$9,560	$9,241
Work in process	1,127	716
Finished goods	5,274	4,578

Inventories, net	$15,961	$14,535

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

Property and equipment consists of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Building	$6,207	$6,207
Computers and office equipment	9,966	9,818
Manufacturing and test equipment	10,678	10,415
Furniture and fixtures	1,203	1,204
Leasehold improvements	899	837
Motor vehicles	117	117

Total property and equipment	29,070	28,598
Less: Accumulated depreciation and amortization	(15,948)	(15,397)
Land	1,770	1,770

Property and equipment, net	$14,892	$14,971

Depreciation and amortization expense was approximately $0.7 million for the three months ended March 31, 2014 and 2013, respectively.

Liabilities

Accrued liabilities consist of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Executive deferred compensation	$1,940	$0
Inventory receipts	1,831	1,489
Paid time off	1,251	1,154
Payroll, bonuses, and other employee benefits	633	3,267
Warranties	296	305
Income and sales taxes	261	159
Real estate taxes	205	160
Contractors and temporary labor	154	232
Deferred rent and revenues	136	199
Professional fees	135	309
Employee stock purchase plan	121	292
Other	285	237

Total	$7,248	$7,803

Long-term liabilities consist of the following:

	March 31, 2014	December 31, 2013
Reserve for uncertain tax positions	$865	$865
Executive deferred compensation	0	1,908
Deferred rent	282	278
Deferred revenues	79	86

	$1,226	$3,137

7. PCTEL Secure

PCTEL Secure designed Android-based, secure communication products. The Company learned through its marketing efforts for PCTEL Secure’s baseline product that its distribution channels had limited access to the target software markets, primarily U.S. government agencies. In January 2013 the Company engaged Wunderlich Securities, Inc. to evaluate strategic alternatives for PCTEL Secure, including a further search for a distribution entity that could take its baseline product to market.

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

The consolidated financial statements separately reflect the PCTEL Secure operations as discontinued operations for all periods presented. Summary results of operations for the discontinued operations included in the condensed consolidated statement of operations are as follows:

Three Months Ended March 31,
2013

Loss from discontinued operations, before income taxes	($121)
Benefit for income tax	(33)

Loss from discontinued operations, net of tax	($88)

Income (loss) from discontinued operations per common share:
Basic	($0.00)
Diluted	($0.00)

Weighted average shares:
Basic	17,684
Diluted	17,911

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

9. Stock-Based Compensation

The condensed consolidated statements of operations include $0.8 million and $0.6 million of stock compensation expense for the three months ended March 31, 2014 and 2013, respectively. Stock compensation expense for the three months ended March 31, 2014 consists of $0.4 million for restricted stock awards, $0.4 million for stock option expenses and $31 for stock purchase plan expenses. Stock compensation expense for the three months ended March 31, 2013 consists of $0.6 million for restricted stock awards, and $59 for stock option and stock purchase plan expenses. The Company did not capitalize any stock compensation expense during the three months ended March 31, 2014 or 2013.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$86	$85
Research and development	173	147
Sales and marketing	147	106
General and administrative	345	286

Total continuing operations	$751	$624

Restricted Stock – Service Based

The Company grants shares of restricted stock as employee incentives as permitted under the Company’s 1997 Stock Plan. In connection with the grant of restricted stock to employees, the Company records deferred stock compensation representing the fair value of the common stock on the date the restricted stock is granted. Stock-based compensation expense is recorded ratably over the vesting period of the applicable shares. These grants vest over various periods, but typically vest over four years.

The following table summarizes restricted stock activity for the three months ended March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value

Unvested Restricted Stock Awards - December 31, 2013	543,021	$6.59
Shares awarded	105,950	8.48
Shares vested	(319,200)	6.41

Unvested Restricted Stock Awards - March 31, 2014	329,771	$7.37

The intrinsic value of service-based restricted shares that vested during the three months ended March 31, 2014, and 2013, was $2.7 million, and $2.5 million, respectively.

At March 31, 2014, total unrecognized compensation expense related to restricted stock was approximately $2.1 million, net of forfeitures to be recognized through 2018 over a weighted average period of 1.6 years.

Restricted Stock Units – Service Based

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

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value

Unvested Restricted Stock Units - December 31, 2013	6,325	$6.70
Units awarded	1,500	8.77
Units vested	(3,225)	6.56

Unvested Restricted Stock Units - March 31, 2014	4,600	$7.47

The intrinsic value of service-based restricted stock units that vested and issued as shares during the three months ended March 31, 2014 and 2013 was $27 and $28, respectively.

As of March 31, 2014, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $32, to be recognized through 2018 over a weighted average period of 1.6 years.

Stock Options

The Company grants stock options to purchase common stock for incentive purposes. The stock options contain exercise prices no less than the fair value of the Company’s stock on the grant date and typically vest in installments over a period of four years. Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. Prior to 2010, the Company primarily granted stock options with a ten year life. Beginning with options granted in July 2010, the Company grants stock options with a seven year life.

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

The following table summarizes the stock option activity for the three months ended March 31, 2014:

	Options Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2013	1,461,559	$8.40
Granted	7,500	8.69
Retention stock rights converted to stock options	207,236	7.16
Exercised	(27,270)	7.28
Expired or Cancelled	(243,050)	10.98
Forfeited	(3,250)	8.18

Outstanding at March 31, 2014	1,402,725	$7.79

Exercisable at March 31, 2014	495,374	$8.88

During the three months ended March 31, 2014 the Company issued 7,500 stock options with a weighted average grant date fair value of $2.44.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions at March 31:

	March 31,
	2014	2013
Dividend yield	1.8%	2.0%
Risk-free interest rate	0.5%	0.3%
Expected volatility	39%	52%
Expected life (in years)	5.2	6.0

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

During the three months ended March 31, 2014, the Company received proceeds of $0.2 million from the exercise of 27,270 options. The intrinsic value of these options exercised was $34. In March 2014, in accordance with plan documents, the Company awarded an additional 24,736 stock option rights to executive employees under the 2013 LTIP. These options were earned based on 2013 performance criteria. In March 2014, the total stock option rights earned under the 2013 LTIP were converted to stock options that vest between two and four years from the April 2013 grant date.

As of March 31, 2014, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $1.7 million, net of estimated forfeitures to be recognized through 2018 over a weighted average period of 1.4 years.

The range of exercise prices for options outstanding and exercisable at March 31, 2014 was $5.50 to $11.00. The following table summarizes information about stock options outstanding under all stock plans at March 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.50 – $6.86	60,209	4.52	$6.58	41,425	$6.65
6.87 – 7.93	922,306	5.78	7.22	47,739	7.66
7.94 – 8.63	37,645	2.69	8.49	32,895	8.49
8.64 – 8.76	28,500	2.28	8.76	26,500	8.76
8.77 – 9.09	105,250	1.60	9.08	100,000	9.09
9.10 – 9.12	6,575	2.23	9.11	6,575	9.11
9.13 – 9.16	132,000	2.34	9.16	132,000	9.16
9.17 – 10.25	69,280	3.24	9.40	67,280	9.39
10.26 – 10.50	1,400	4.34	10.46	1,400	10.46
10.51 – 11.00	39,560	2.14	10.65	39,560	10.65

$5.50 – $11.00	1,402,725	4.69	$7.79	495,374	$8.88

The intrinsic value and contractual life of the options outstanding and exercisable at March 31, 2014 were as follows:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	4.69	$1,535
Options Exercisable	2.25	$145

The intrinsic value is based on the share price of $8.73 at March 31, 2014.

Performance-based Equity Awards

In March 2014, the Company’s Board of Directors approved the 2014 Long-Term Incentive Plan (“2014 LTIP”). Under the LTIP, shares are earned by certain executive employees based upon achievement of four-year revenue goals with a penalty if certain profit levels are not maintained. The four-year period is divided into two interim periods (each an “Interim Period”), the first of which will end at December 31, 2015 and the second of which will end at December 31, 2017. The number of shares that can be earned at threshold and target are 190,000 and 380,000, respectively. The LTIP award agreements were completed in April 2014.

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is six months. The Company received proceeds of $0.3 million from the issuance of 49,063 shares under the ESPP in February 2014 and received proceeds of $0.3 million from the issuance of 61,230 shares under the ESPP in February 2013.

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

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	March 31,
	2014	2013
Dividend yield	1.8%	1.9%
Risk-free interest rate	0.3%	0.2%
Expected volatility	39%	52%
Expected life (in years)	0.5	0.5

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

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority. The Company paid $1.0 million and $0.9 million for withholding taxes related to stock awards during the three months ended March 31, 2014 and 2013, respectively.

Stock Repurchases

All share repurchase programs are authorized by the Company’s Board of Directors and are announced publicly. On March 18, 2013, the Company’s Board of Directors approved a share repurchase program for up to $5.0 million. There were no share repurchases during the three months ended March 31, 2014. The Company repurchased 59,510 shares at an average price of $7.31 during the year ended December 31, 2013. At March 31, 2014, the Company had $4.6 million in share value that could still be repurchased under this program.

10. Benefit Plans

Employee Benefit Plans

The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan, up to the statutorily prescribed annual limit. The Company may make discretionary contributions to the 401(k) plan. The Company made employer contributions of $194 and $145 to the 401(k) plan for the three months ended March 31, 2014 and 2013, respectively. The Company also contributes to various retirement plans for foreign employees. The Company made contributions to these plans of $82 and $61 for the three months ended March 31, 2014 and 2013, respectively.

Executive Deferred Compensation Plan

Through December 2013, the Company provided an Executive Deferred Compensation Plan (“EDCP”) for executive officers, senior managers and directors. Under the EDCP, the executives could select to defer up to 50% of salary and up to 100% of cash bonuses. In addition, the Company provided a 4% matching cash contribution which vests depending upon the number of completed years of participation in the EDCP. The Company funded the obligation related to the EDCP with corporate-owned life insurance policies. The executive had a choice of investment alternatives from a menu of mutual funds offered by the insurance company. In November 2012, the Company’s Board of Directors authorized the termination of the EDCP and on December 27, 2013, the plan was terminated. The funds at the life insurance company were remitted to the Company and subsequently invested by the Company to fund the obligation. The participants will receive the value of his or her account in January 2015. Upon separation of employment earlier than January 2015, the executive will receive the value of his or her account in accordance with the provisions of the plan. Because the funds from the insurance company were received in January 2014, $1.9 million was included in prepaid assets and other receivables on the balance sheet at December 31, 2013. At March 31, 2014, the value of the Company’s investment account to fund the obligation was $1.9 million, included in short-term investments in the consolidated balance sheets. At March 31, 2014 and December 31, 2013 the deferred compensation obligation was $1.9 million, included in accrued liabilities and long-term liabilities, respectively, in the consolidated balance sheets.

11. Commitments and Contingencies

Leases

The Company has operating leases for office facilities through 2020 and office equipment through 2014. The future minimum rental payments under these leases at March 31, 2014, are as follows:

Year	Amount
2014	$647
2015	813
2016	698
2017	586
Thereafter	1,182

Future minimum lease payments	$3,926

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The Company’s allowance for sales returns was $0.1 million and $0.2 million at March 31, 2014 and December 31, 2013, respectively.

The Company offers repair and replacement warranties of primarily two years for antenna products and one year for scanning receiver products. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at March 31, 2014 and December 31, 2013, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in the warranty reserves during the three months ended March 31, 2014 and 2013, were as follows:

	Three Months Ended March 31,
	2014	2013
Beginning balance	$305	$270
Provisions for warranty	12	59
Consumption of reserves	(21)	(52)

Ending balance	$296	$277

Restructuring

During 2013, the Company integrated the TelWorx business with its Bloomingdale, IL operations. The Company moved kitting operations and order fulfillment to its Bloomingdale, Illinois facility from the Lexington, North Carolina facility. As part of the integration, the Company separated eighteen PCTelWorx employees between March and September 2013. The Company recorded $0.1 million as restructuring expense during the three months ended March 31, 2013 for employee severance costs.

TelWorx Settlement

On March 27, 2013, the Company, its wholly-owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), and the TelWorx Parties (as defined below) entered into an Amendment (the “Amendment”) to the Asset Purchase Agreement dated July 9, 2012 (the “Original Agreement), among the Company, PCTelWorx, Ciao Enterprises, LLC f/k/a TelWorx Communications, LLC and certain of its affiliated entities (collectively, the “TelWorx Entities”) and Tim and Brenda Scronce (“Sellers” and collectively with the TelWorx Entities, the “TelWorx Parties”), as part of a settlement arrangement relative to PCTelWorx’s acquisition of substantially all of the assets and the assumption of certain specified liabilities of the TelWorx Entities on July 9, 2012 (the “Acquisition”).

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

The following is a summary of the material terms of the Amendment:

•	the TelWorx Parties paid the Company a cash payment of $4.3 million, which included $1.0 million pursuant to the working capital adjustment provisions of the Original Agreement;

•	the TelWorx Parties forfeited all $1.5 million of the potential contingent consideration earnable under the Original Agreement, which had a fair value of $0.6 million, and which, if earned, would have been payable in the form of common stock of the Company;

•	the TelWorx Parties forfeited the $0.5 million holdback escrow under the Original Agreement;

•	the parties agreed to the elimination of all indemnification obligations provided for under the Original Agreement;

•	the Company, PCTelWorx and the Sellers each agreed to execute mutual releases of all claims arising in connection with the dispute; and

•	PCTelWorx acquired an option to terminate the facility lease in Lexington, North Carolina with Scronce Real Estate, LLC (which is controlled by Sellers) upon 180 days written notice

The settlement had an aggregate fair value of $5.4 million, consisting of $4.3 million cash received, $0.6 million for the contingent consideration forfeited, and $0.5 million for the holdback escrow balance released. Approximately $1.0 million of the cash received was pursuant to the working capital adjustment provisions of the Original Agreement. The remaining $4.3 million settlement amount, consisting of $3.2 million cash and the release of the $0.6 million contingent consideration fair value and the $0.5 million release of the holdback escrow, was recorded as income in the quarter ended March 31, 2013, consistent with accounting for legal settlements.

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

As part of the Acquisition, PCTelWorx executed a five-year lease with Scronce Real Estate, LLC for the continued use of an operating facility and offices in Lexington, North Carolina, which provided for annual rental payments of approximately $0.2 million.

In May 2013, the Company gave notice of its election to exercise its option to terminate the Lexington facility lease, with termination effective October 31, 2013.

12. Income Taxes

The Company recorded an income tax benefit of $0.1 million for the three months ended March 31, 2014. The tax expense for the three months ended March 31, 2014 differs from the statutory rate of 34% primarily because of state income taxes.

The Company recorded an income tax expense of $1.1 million for the three months ended March 31, 2013. The tax expense for the three months ended March 31, 2013 differs from the statutory rate of 34% primarily because of state income taxes.

The Company’s valuation allowance against its deferred tax assets was $0.6 million at March 31, 2014 and December 31, 2013. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s long-term forecasts continue to support the realization of its deferred tax assets. The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets.

The Company’s gross unrecognized tax benefit was $1.5 million both at March 31, 2014 and December 31, 2013. The Company does not expect any of the potential benefits will be settled within the next twelve months. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately $0.8 million.

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

The following tables are the segment operating profits and cash flow information for the three months ended March 31, 2014 and March 31, 2013, respectively, and the segment balance sheet information as of March 31, 2014 and December 31, 2013:

	Three Months Ended March 31, 2014
	Connected Solutions	RF Solutions	Consolidating	Total

REVENUES	$15,997	$7,722	($63)	$23,656

GROSS PROFIT	5,116	4,459	7	9,582

OPERATING INCOME (LOSS)	$1,170	$1,014	($2,606)	($422)

Depreciation	$420	$161	$85	$666
Intangible amortization	$370	$204	$0	$574
Capital expenditures	$281	$250	$89	$620

	As of March 31, 2014
	Connected Solutions	RF Solutions	Consolidating	Total
Accounts receivable	$11,525	$6,016	$0	$17,541
Inventories	$13,926	$2,035	$0	$15,961

Long-lived assets:
Property and equipment, net	$11,347	$2,507	$1,038	$14,892
Goodwill	$0	$161	$0	$161
Intangible assets, net	$2,462	$1,569	$0	$4,031
Deferred tax assets, net	$0	$0	$11,915	$11,915
Other noncurrent assets	$0	$0	$39	$39

	Three Months Ended March 31, 2013
	Connected Solutions	RF Solutions	Consolidating	Total

REVENUES	$19,356	$5,772	($55)	$25,073

GROSS PROFIT	6,011	3,581	6	9,598

OPERATING INCOME (LOSS)	$1,687	$1,042	($4,038)	($1,309)

Depreciation	$459	$144	$76	$679
Intangible amortization	$395	$209	$0	$604
Capital expenditures	$412	$168	$20	$600

	As of December 31, 2013
	Connected Solutions	RF Solutions	Consolidating	Total
Accounts receivable	$11,934	$6,669	$0	$18,603
Inventories	$12,802	$1,733	$0	$14,535

Long-lived assets:
Property and equipment, net	$11,508	$2,427	$1,036	$14,971
Goodwill	$0	$161	$0	$161
Intangible assets, net	$2,832	$1,772	$0	$4,604
Deferred tax assets, net	$0	$0	$11,827	$11,827
Other noncurrent assets	$0	$0	$41	$41

The Company’s revenues to customers outside of the United States, as a percent of total revenues for the three months ended March 31, 2014 and 2013, respectively were as follows:

	Three Months Ended March 31,
Region	2014	2013
Europe, Middle East, & Africa	10%	10%
Asia Pacific	11%	7%
Other Americas	7%	5%

Total Foreign sales	28%	22%

There were no customers that accounted for 10% or greater of revenues during the three months ended March 31, 2014 One customer accounted for 10% or greater of revenues during the three months ended March 31, 2013.

14. Related Parties

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

15. Subsequent Events

The Company evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded in and/or disclosed in the Company’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the SEC. There are no subsequent events to report except for the one listed below that would have a material impact on the Company’s financial statements.

On May 6, 2014, the Board of Directors of the Company extended through September 2014 the stock buyback program that had been approved in March 2013.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2013 contained in our Annual Report on Form 10-K filed on March 14, 2014. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning. Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those projected in these forward-looking statements.

Our first quarter 2014 revenues decreased by $1.4 million, or 5.7%, to $23.7 million compared the same period in 2013, due to the decreased revenue from our Connected Solutions segment. We recorded an operating loss of $0.4 million compared to an operating loss of $1.3 million in the same period last year.

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

On April 30, 2013, we divested all material assets associated with PCTEL Secure’s ProsettaCore™ technology to Redwall Technologies, LLC (“Redwall”), a development organization that specializes in mobile security, military and defense projects and systems, and critical national infrastructure. Under the terms of the agreement, Redwall acquired the server and device software (the “Software”), the underlying IP, and complete development responsibility for the security products. At the closing of the divestiture, we received no upfront cash payment, but have the right to receive a royalty of 7% of the net sale price of each future sale or license of the Software and each provision of services related to the Software, if any. Under the agreement, royalties will not exceed $10.0 million in the aggregate. In accordance with accounting for discontinued operations, the consolidated financial statements separately reflect the results of PCTEL Secure as discontinued operations for the three months ended March 31 2014.

Results of Operations

Three Months Ended March 31, 2014 and 2013

(in thousands)

Revenues by Segment

	Three Months Ended March 31
	2014	2013	$ Change	% Change

Connected Solutions	$15,997	$19,356	($3,359)	-17.4%
RF Solutions	$7,722	$5,772	1,950	33.8%
Consolidating	($63)	($55)	(8)	N/M

Total	$23,656	$25,073	($1,417)	-5.7%

Revenues decreased 5.7% in the three months ended March 31, 2014 compared to the same period in 2013. Connected Solutions revenues decreased 17.4% as antennas sales through distributors declined, weather delays pushed installations out to the second quarter, and a large systems integrator had unanticipated design change issues with mobile towers for a government agency. Revenues for RF Solutions increased 33.8% due to higher revenues for both services and scanning receiver products. The increase in RF Solutions revenue is attributed to continued carrier spending increasing from 2013 levels and the rapid growth of in-building wireless network expansion.

Gross Profit by Segment

	Three Months Ended March 31
	2014	% of Revenues	2013	% of Revenues

Connected Solutions	$5,116	32.0%	$6,011	31.1%
RF Solutions	4,459	57.7%	3,581	62.0%
Consolidating	7	N/M	6	N/M

Total	$9,582	40.5%	$9,598	38.3%

The gross profit percentage of 40.5% for the three months ended March 31, 2014 was 2.2% higher than the comparable period in fiscal 2013 due to increased contribution of higher gross margin RF Solutions revenues and due to increased gross margins for Connected Solutions revenues. The gross profit percentage for Connected Solutions increased 0.9% compared to the prior year first quarter. While the segment experienced margin pressure from fixed costs spread over lower revenue, it was more than offset by improvements made through our elimination of unprofitable site solutions products and customers, consolidating the site solutions factory into our Bloomingdale facility, and other supply chain improvements. The gross profit percentage declined 4.3% for RF Solutions compared to the prior year first quarter. The decrease is attributed to the increased contribution of our network engineering services revenue with its lower gross profit margin relative to scanners. Revenue in scanners and network engineering services were both higher than last year.

Operating Profit by Segment

	Three Months Ended March 31
	2014	% of Revenues	2013	% of Revenues

Connected Solutions	$1,170	7.3%	$1,687	8.7%
RF Solutions	1,014	13.1%	1,042	18.1%
Consolidating	(2,606)	N/M	(4,038)	N/M

Total	($422)	-1.8%	($1,309)	-5.2%

Total operating profit improved by $0.9 million during the three months ended March 31, 2014 compared to 2013 primarily due to decreased operating expenses for legal and professional fees. Connected Solutions operating profit declined primarily due to the negative margin impact of lower revenues. RF Solutions operating profit was approximately the same during the three months ended March 31, 2014 compared to the prior period as higher gross margin from increased revenues was offset by higher research and development expenses. Within consolidating, legal and professional fee associated with the TelWorx purchase of assets were lower during the three months ended March 31, 2014 compared to the prior year period.

Consolidated Operating Expenses

	Three Months Ended March 31,	Change	Three Months Ended March 31,	% of Revenues
	2014		2013	2014	2013
Research and development	$3,242	$692	$2,550	13.7%	10.2%
Sales and marketing	2,956	(64)	3,020	12.5%	12.0%
General and administrative	3,232	(1,400)	4,632	13.7%	18.5%
Amortization of intangible assets	574	(30)	604	2.4%	2.4%
Restructuring charges	0	(101)	101	0.0%	0.4%

	$10,004	($903)	$10,907	42.3%	43.5%

Research and Development

Research and development expenses increased approximately $0.7 million for the three months ended March 31, 2014 compared to the comparable period in 2013. Spending on new product development for RF Solutions products was $0.7 million higher during the three months ended March 31, 2014 compared to the prior year.

Sales and Marketing

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses decreased approximately $0.1 million for the three months ended March 31, 2014 compared to the same period in fiscal 2013 primarily as a result of the integration of the TelWorx sales and marketing functions and due to lower sales commissions.

General and Administrative

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses decreased $1.4 million for the three months ended March 31, 2014 compared to the same period in fiscal 2013 due to lower legal and professional fees for the TelWorx settlement and investigation and due to lower expenses for employee bonuses. We incurred $0.2 million of professional and legal fees associated with the TelWorx settlement and the TelWorx investigation during the three months ended March 31, 2014 compared to $1.4 million during the comparable period in 2013. See Note 11 to the consolidated financial statements for more information related to the TelWorx investigation.

Amortization of Intangible Assets

Amortization decreased $30 during the three months ended March 31, 2014 compared to the same period in 2013 because certain intangible assets became fully amortized during 2013.

Restructuring Charges

During 2013, we integrated the TelWorx business with our Connected Solutions segment. The kitting and order fulfillment operations in North Carolina were consolidated into our Bloomingdale, Illinois facility. During the three months ended March 31, 2013, we recorded restructuring expense for employee severance benefits.

Other Income, Net

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Settlement income	$0	$4,330
Insurance proceeds	220	0
Interest income	19	19
Foreign exchange losses	(39)	(11)
Other, net	(3)	(6)

	$197	$4,332

Percentage of revenues	0.8%	17.3%

Other income, net consists of interest income, foreign exchange gains and losses, as well as income from legal settlements and insurance proceeds. For the three months ended March 31, 2014, other income, net includes $0.2 million of insurance proceeds related to the TelWorx SEC investigation, For the three months ended March 31, 2013, other income includes $4.3 million related to the TelWorx settlement. See Note 11 to the consolidated financial statements regarding the TelWorx settlement.

Benefit for Income Taxes

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Expense (benefit) for income taxes	($79)	$1,070
Effective tax rate	35.1%	35.4%

The effective tax rate for the three months ended March 31, 2014 and 2013 differed from the statutory rate of 34% by approximately 1.1% and 1.4%, respectively, primarily because of state income taxes.

We maintain valuation allowances due to uncertainties regarding realizability. At March 31, 2014 and December 31, 2013, we had a $0.7 million valuation allowance on our deferred tax assets. The valuation allowance primarily relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. While we recorded a net loss during the three months ended March 31, 2014, our long-term forecasts continue to support the realization of our deferred tax assets. Our domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets.

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

Discontinued Operations

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Loss from discontinued operations, net of tax benefit	$0	($88)

The net loss from discontinued operations for the three months ended March 31, 2013 includes operating expenses of PCTEL Secure, LLC net of income taxes. There has been no activity with PCTEL Secure since the sale of the business in April 2013.

Stock-based compensation expense

The condensed consolidated statements of operations include $0.8 million and $0.6 million of stock compensation expense for the three months ended March 31, 2014 and 2013, respectively. Stock compensation expense for the three months ended March 31, 2014 consists of $0.4 million for restricted stock awards, $0.4 million for stock option expenses and $31 for stock purchase plan expenses. Stock compensation expense for the three months ended March 31, 2013 consists of $0.6 million for restricted stock awards, and $59 for stock option and stock purchase plan expenses.

The Company did not capitalize any stock compensation expense during the three months ended March 31, 2014 or 2013.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$86	$85
Research and development	173	147
Sales and marketing	147	106
General and administrative	345	286

Total continuing operations	$751	$624

Liquidity and Capital Resources

	Three Months Ended March 31,
	2014	2013

Net income (loss)	($146)	$1,865
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	920	2,020
Changes in operating assets and liabilities	(1,568)	(2,155)

Net cash provided by (used in) operating activities	(794)	1,730
Net cash used in investing activities	(4,209)	(3,409)
Net cash used in financing activities	($335)	($266)

	March 31, 2014	December 31, 2013
Cash and cash equivalents at the end of period	$16,475	$21,790
Short-term investments at the end of period	$39,694	$36,105
Working capital at the end of period	$81,472	$83,585

Liquidity and Capital Resources Overview

At March 31, 2014, our cash and investments were approximately $56.2 million and we had working capital of $81.5 million. Our cash and investments were approximately $1.7 million lower at March 31, 2014 compared to December 31, 2013 because cash was used with the contraction of our current liabilities on our balance sheet. We also used $0.6 million of cash for capital expenditures and $0.7 million of cash for payment of dividends, offsetting $0.4 million from issuance of common stock.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. Within investing activities, capital spending historically ranges between 3% and 5% of our revenues and the primary use of capital is for manufacturing and development engineering requirements. Our capital expenditures during the three months ended March 31, 2014 were approximately 2.6% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balance from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

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

Management believes that the Company’s current financial position which includes $56.2 million in cash and investments, and no debt, combined with its historic ability to generate free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support its operations.

Operating Activities:

Operating activities used $0.8 million of cash during the three months ended March 31, 2014 as we generated $0.8 million of cash from our income statement activities but used $1.6 million of cash with our balance sheet activities. We used $1.0 million for payroll taxes related to stock-based compensation. The tax payments related to our stock issued for restricted stock awards and performance shares. Within the balance sheet, we used $2.4 million to pay annual 2013 accruals, including short-term incentive plan bonuses and sales commissions. We also used $1.5 million on higher inventories. Inventories were higher for Connected Solutions primarily due to lower revenues in the quarter ended March 31, 2014 compared to the quarter ended December 31, 2013. We generated cash of $1.0 million from decreases in accounts receivable due to lower revenues in the quarter ended March 31, 2014 compared to the quarter ended December 31, 2013.

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

Investing Activities:

Our investing activities used $4.2 million of cash during the three months ended March 31, 2014 as we used $3.6 million in our investment activity and $0.6 million for capital expenditures. Redemptions and maturities of our investments in short-term bonds during the three months ended March 31, 2014 provided $15.0 million in funds. We rotated $18.6 million of cash into new short-term and long-term bonds during the three months ended March 31, 2014.

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

Financing Activities:

We used $0.3 million in cash for financing activities during the three months ended March 31, 2014. We paid $0.7 million for a cash dividend paid in February 2014 and we received $0.4 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.

We used $0.3 million in cash for financing activities during the three months ended March 31, 2013. We paid $0.6 million for a cash dividend paid in February 2013 and we received $0.4 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.

Contractual Obligations and Commercial Commitments

As of March 31, 2014, we had operating lease obligations of approximately $3.9 million through 2020, primarily for facility leases. Our lease obligations were $4.2 million at December 31, 2013.

We had purchase obligations of $7.6 million and $5.6 million at March 31, 2014 and December 31, 2013, respectively. These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet. We had a liability of $1.4 million related to income tax uncertainties at March 31, 2014 and December 31, 2013, respectively. We do not know when this liability will be paid.

Critical Accounting Policies and Estimates

We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013 (the “2013 Annual Report on Form 10-K”). There have been no material changes in any of our critical accounting policies since December 31, 2013. See Note 2 in the Notes to the Condensed Consolidated Financial Statements for discussion on recent accounting pronouncements.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

See our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 (Item 7A). As of May  8, 2014, there have been no material changes in this information.

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

PART II Other Information

Item 1: Legal Proceedings

TelWorx Acquisition

As further described in Note 11 to the consolidated financial statements, following the closing of the Telworx acquisition, the Company became aware of accounting irregularities with respect to the acquired Telworx business and the Company self-reported to the SEC. The SEC has commenced a formal investigation relating to the accounting irregularities in the Telworx financial statements. We have been cooperating fully with the SEC.

Item 1A:	Risk Factors

Factors That May Affect Our Business, Financial Condition and Future Operating Results

There have been no changes with respect to the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6:	Exhibits

Exhibit No.	Description	Reference

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	The following materials from PCTEL, Inc.‘s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
a Delaware corporation

/s/ Martin H. Singer
Martin H. Singer
Chief Executive Officer

Date: May 8, 2014