Form 10-Q
period 2014-06-30
PC TEL INC
filed 2014-08-11
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

☐ Large accelerated filer		☒ Accelerated filer

☐ Non-accelerated filer	(do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,451,312 as of August 11, 2014

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2014

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$14,123	$21,790
Short-term investment securities	39,771	36,105
Accounts receivable, net of allowance for doubtful accounts of $132 and $130 at June 30, 2014 and December 31, 2013, respectively	20,253	18,603
Inventories, net	16,862	14,535
Deferred tax assets, net	1,629	1,629
Prepaid expenses and other assets	1,342	3,166

Total current assets	93,980	95,828
Property and equipment, net	14,961	14,971
Goodwill	161	161
Intangible assets, net	3,566	4,604
Deferred tax assets, net	11,692	11,827
Other noncurrent assets	37	41

TOTAL ASSETS	$124,397	$127,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,473	$4,440
Accrued liabilities	7,988	7,803

Total current liabilities	12,461	12,243
Other long-term liabilities	1,345	3,137

Total liabilities	13,806	15,380

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,448,137 and 18,566,119 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	18	19
Additional paid-in capital	143,244	143,572
Accumulated deficit	(32,835)	(31,748)
Accumulated other comprehensive income	164	209

Total stockholders’ equity	110,591	112,052

TOTAL LIABILITIES AND EQUITY	$124,397	$127,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES	$26,182	$26,746	$49,837	$51,818
COST OF REVENUES	15,331	16,198	29,405	31,672

GROSS PROFIT	10,851	10,548	20,432	20,146

OPERATING EXPENSES:
Research and development	3,069	2,683	6,311	5,233
Sales and marketing	3,303	3,054	6,258	6,075
General and administrative	3,470	3,825	6,702	8,456
Amortization of intangible assets	464	604	1,038	1,209
Restructuring charges	0	124	0	225

Total operating expenses	10,306	10,290	20,309	21,198

OPERATING INCOME (LOSS)	545	258	123	(1,052)
Other income, net	334	57	531	4,389

INCOME BEFORE INCOME TAXES	879	315	654	3,337
Expense for income taxes	334	128	255	1,198

NET INCOME FROM CONTINUING OPERATIONS	545	187	399	2,139

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT	0	(22)	0	(109)

NET INCOME	$545	$165	$399	$2,030

Earnings per Share from Continuing Operations:
Basic	$0.03	$0.01	$0.02	$0.12
Diluted	$0.03	$0.01	$0.02	$0.12
Loss per Share from Discontinued Operations:
Basic	$0.00	$0.00	$0.00	($0.01)
Diluted	$0.00	$0.00	$0.00	($0.01)
Earnings per Share:
Basic	$0.03	$0.01	$0.02	$0.11
Diluted	$0.03	$0.01	$0.02	$0.11
Weighed Average Shares:
Basic	18,165	17,790	18,166	17,731
Diluted	18,291	18,075	18,350	17,973
Cash dividend per share	$0.040	$0.035	$0.080	$0.070

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME	$545	$165	$399	$2,030
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign Currency Translation Adjustments	6	25	(45)	20

COMPREHENSIVE INCOME	$551	$190	$354	$2,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2014	$19	$143,572	($31,748)	$209	$112,052
Stock-based compensation	0	1,847	0	0	1,847
Issuance of shares for stock purchase and option plans	0	494	0	0	494
Cancellation of shares for payment of withholding tax	0	(1,022)	0	0	(1,022)
Repurchase of common stock	(1)	(1,651)	0	0	(1,652)
Dividends	0	4	(1,486)	0	(1,482)
Net income	0	0	399	0	399
Change in cumulative translation adjustment, net	0	0	0	(45)	(45)

BALANCE, JUNE 30, 2014	$18	$143,244	($32,835)	$164	$110,591

The accompanying notes are an integral part of these consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net income	$399	$2,030
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	0	109
Depreciation and amortization	2,401	2,554
Stock-based compensation	1,847	1,721
(Gain) loss on disposal/sale of property and equipment	8	(1)
Restructuring costs	0	126
Payment of withholding tax on stock based compensation	(1,022)	(943)
Deferred tax provision	133	1,045
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,676)	255
Inventories	(2,371)	1,501
Prepaid expenses and other assets	1,823	913
Accounts payable	54	(4,833)
Income taxes payable	37	4
Other accrued liabilities	(1,714)	(1,609)
Deferred revenue	(73)	99

Net cash provided by (used in) operating activities	(154)	2,971

Investing Activities:
Capital expenditures	(1,230)	(1,281)
Proceeds from disposal of property and equipment	0	1
Purchases of investments	(34,084)	(38,830)
Redemptions/maturities of short-term investments	30,418	39,275

Net cash used in investing activities	(4,896)	(835)

Financing Activities:
Proceeds from issuance of common stock	494	383
Payments for repurchase of common stock	(1,652)	(435)
Cash dividends	(1,482)	(1,289)

Net cash used in financing activities	(2,640)	(1,341)

Cash flows from discontinued operations:
Net cash used in operating activities	0	(17)
Net cash provided by investing activities	0	1
Net cash provided by financing activities	0	0
Net decrease in cash and cash equivalents	(7,690)	779
Effect of exchange rate changes on cash	23	(8)
Cash and cash equivalents, beginning of year	21,790	17,559

Cash and Cash Equivalents, End of Period	$14,123	$18,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2014 (Unaudited)

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

PCTEL was incorporated in California in 1994 and reincorporated in Delaware in 1998. The principal executive offices are located at 471 Brighton Drive, Bloomingdale, Illinois 60108. The telephone number at that address is (630) 372-6800 and the Company’s website is www.pctel.com. The information within, or that can be accessed through the Company’s website, is not part of this report.

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

RF Solutions Segment

PCTEL is a leading supplier of high-speed, multi-standard, demodulating receivers and test and measurement solutions to the wireless industry worldwide. The Company’s SeeGull ® scanning receivers, receiver-based products and CLARIFY ® interference management solutions are used to measure, monitor and optimize cellular networks. The Company’s network engineering services (“NES”) provide wireless network testing, optimization, design, integration, and consulting services, with an emphasis on in-building distributed antenna systems (DAS) Revenue growth for the products is driven by the deployment of products based on new wireless technology and the need for wireless networks to be tuned and reconfigured on a regular basis. PCTEL develops and supports scanning receivers for LTE, EVDO, CDMA, WCDMA, GSM, TD-SCDMA, and WiMAX networks. The Company’s scanning receiver products are sold primarily through test and measurement value added resellers and to a lesser extent directly to network operators. Competitors for these products are OEMs such as JDS Uniphase, Rohde and Schwarz, Anritsu, Digital Receiver Technology, and Berkley Varitronics.

The Company established its scanning receiver product portfolio in 2003 with the acquisition of certain assets of Dynamic Telecommunications, Inc. (“DTI”). In 2009, the Company acquired the scanning receiver business from Ascom Network Testing, Inc. (“Ascom”) as well as the exclusive distribution rights and patented technology for Wider Network LLC (“Wider”) network interference products. The Company established its network engineering services in 2011 with the acquisition of certain assets from Envision Wireless Inc. (“Envision”), an engineering services business based in Melbourne, Florida. The Company maintains expertise in several technology areas in order to be competitive in the scanning receiver and related engineering services market. These include radio frequency engineering, DSP engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Basis of Consolidation

The condensed consolidated balance sheet as of June 30, 2014 and the condensed consolidated statements of operations, statements of comprehensive income (loss), and cash flows for the three and six months ended June 30, 2014 and 2013, respectively, are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2013.

On April 30, 2013, the Company divested all material assets associated with its PCTEL Secure, LLC subsidiary’s ProsettaCore™ technology to Redwall Technologies, LLC (“Redwall”), a development organization that specializes in mobile security, military and defense projects and systems, and critical national infrastructure. Under the terms of the agreement, Redwall acquired the server and device software (the “Software”), the underlying intellectual property, and complete development responsibility for the security products. At the closing of the divestiture, the Company received no upfront cash payment, but has the right to receive a royalty of 7% of the net sale price of each future sale or license of the Software and each provision of services related to the Software, if any. Under the agreement, royalties will not exceed $10.0 million in the aggregate. In accordance with accounting for discontinued operations, the consolidated financial statements separately reflect the results of PCTEL Secure as discontinued operations for the three and six months ended June 30, 2013.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“the 2013 Form 10-K”). There were no changes in the Company’s significant accounting policies during the three and six months ended June 30, 2014. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2013 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2013 Form 10-K. The results for the operations for the period ended June 30, 2014 may not be indicative of the results for the period ending December 31, 2014.

Foreign Currency Translation

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $8 and $5 for the three months ended June 30, 2014 and 2013, respectively. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $47 and $16 for the six months ended June 30, 2014 and 2013, respectively.

Recent Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic Earnings Per Share computation:
Numerator:
Net income from continuing operations	$545	$187	$399	$2,139
Net loss from discontinued operations	$0	($22)	$0	($109)
Net income	$545	$165	$399	$2,030
Denominator:
Common shares outstanding	18,165	17,790	18,166	17,731
Earnings per common share - basic
Net income from continuing operations	$0.03	$0.01	$0.02	$0.12
Net loss from discontinued operations	$0.00	$0.00	$0.00	($0.01)
Net income	$0.03	$0.01	$0.02	$0.11
Diluted Earnings Per Share computation:
Denominator:
Common shares outstanding	18,165	17,790	18,166	17,731
Restricted shares subject to vesting	65	213	109	170
Common stock option grants	61	72	75	72

Total shares	18,291	18,075	18,350	17,973
Earnings per common share - diluted
Net income from continuing operations	$0.03	$0.01	$0.02	$0.12
Net loss from discontinued operations	$0.00	$0.00	$0.00	($0.01)
Net income	$0.03	$0.01	$0.02	$0.11

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consist of the following:

	June 30, 2014	December 31, 2013
Cash	$13,695	$19,734
Cash equivalents	428	2,056
Short-term investments	39,771	36,105

	$53,894	$57,895

Cash and Cash equivalents

At June 30, 2014, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At June 30, 2014 and December 31, 2013, the Company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable amount of $250,000.

At June 30, 2014, the Company had $13.7 million in cash and $0.4 million in cash equivalents and at December 31, 2013, the Company had $19.7 million in cash and $2.1 million in cash equivalents. The Company had $0.7 million and $1.0 million of cash and cash equivalents in foreign bank accounts at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, the Company has no intentions of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds. The Company’s cash in its foreign bank accounts is not insured.

Investments

At June 30, 2014 and December 31, 2013, the Company’s short-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, AA or higher rated corporate bonds, and certificates of deposit classified as held-to-maturity. At June 30, 2014, the Company’s short-term investments also included mutual funds classified as available-for-sale and recorded at fair value. At June 30, 2014 the Company had invested $11.9 million in pre-refunded municipal bonds, $11.8 million in U.S. government agency bonds, $7.6 million in certificates of deposit, $6.6 million in AA rated or higher corporate bonds, and $1.9 million in mutual funds. The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities. The bonds have original maturities greater than 90 days and mature in less than one year. The Company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains were $1 at June 30, 2014. Approximately 14% and 5% of the Company’s bonds were protected by bond default insurance at June 30, 2014 and December 31, 2013, respectively.

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

Cash equivalents and Level 1 and Level 2 investments measured at fair value were as follows at June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other cash equivalents	$429	$0	$0	$429	$2,056	$0	$0	$2,056
Investments:
Certificates of deposit	7,601	0	0	7,601	5,360	0	0	5,360
Mutual funds	1,918	0	0	1,918	0	0	0	0
US government agency bonds	0	11,815	0	11,815	0	6,291	0	6,291
Pre-refunded municipal bonds	0	11,823	0	11,823	0	17,200	0	17,200
Corporate bonds	0	6,614	0	6,614	0	7,269	0	7,269

Total	$9,948	$30,252	$0	$40,200	$7,416	$30,760	$0	$38,176

5. Goodwill and Intangible Assets

Goodwill

The Company had goodwill of $0.2 million at June 30, 2014 and December 31, 2013, respectively.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships	$17,381	$15,209	$2,172	$17,381	$14,386	$2,995
Patents and technology	6,781	6,468	313	6,781	6,419	362
Trademarks and trade names	3,988	3,008	980	3,988	2,864	1,124
Other	1,998	1,897	101	1,998	1,875	123

	$30,148	$26,582	$3,566	$30,148	$25,544	$4,604

The $1.0 million decrease in the net book value of intangible assets at June 30, 2014 compared to December 31, 2013 reflects amortization expense of $1.0 million recorded for the six months ended June 30, 2014.

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

6. Balance Sheet Information

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 75 days. The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $0.1 million at June 30, 2014 and at December 31, 2013. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing. Inventories as of June 30, 2014 and December 31, 2013 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The Company had consigned inventory with customers of $0.7 million at June 30, 2014 and $1.1 million at December 31, 2013. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $2.1 million at June 30, 2014 and $1.9 million at December 31, 2013, respectively.

Inventories consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Raw materials	$10,504	$9,241
Work in process	555	716
Finished goods	5,803	4,578

Inventories, net	$16,862	$14,535

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

Property and equipment consists of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Building	$6,229	$6,207
Computers and office equipment	10,334	9,818
Manufacturing and test equipment	11,027	10,415
Furniture and fixtures	1,204	1,204
Leasehold improvements	900	837
Motor vehicles	117	117

Total property and equipment	29,811	28,598
Less: Accumulated depreciation and amortization	(16,620)	(15,397)
Land	1,770	1,770

Property and equipment, net	$14,961	$14,971

Depreciation and amortization expense was approximately $0.7 million for the three months ended June 30, 2014 and 2013 and $1.4 million for the six months ended June 30, 2014 and 2013, respectively. Amortization for capital leases is included in depreciation and amortization expense. See Note 11 for information related to capital leases.

Liabilities

Accrued liabilities consist of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Executive deferred compensation	$2,006	$0
Inventory receipts	1,624	1,489
Paid time off	1,306	1,154
Payroll, bonuses, and other employee benefits	1,102	3,267
Professional fees and contractors	451	584
Employee stock purchase plan	306	292
Warranties	280	305
Income and sales taxes	231	159
Real estate taxes	170	160
Deferred rent and revenues	151	199
Freight	76	52
Short term obligations under capital leases	28	0
Other	257	142

Total	$7,988	$7,803

Long-term liabilities consist of the following:

	June 30, 2014	December 31, 2013
Reserve for uncertain tax positions	$865	$865
Deferred rent	286	278
Long-term obligations under capital leases	123	0
Deferred revenues	71	86
Executive deferred compensation	0	1,908

	$1,345	$3,137

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

The consolidated financial statements separately reflect the PCTEL Secure operations as discontinued operations for all periods presented. Summary results of operations for the discontinued operations included in the condensed consolidated statement of operations are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Loss from discontinued operations, before income taxes	($71)	($191)
Benefit for income tax	(49)	(82)

Loss from discontinued operations, net of tax	($22)	($109)

Income (loss) from discontinued operations per common share:
Basic	$0.00	($0.01)
Diluted	$0.00	($0.01)
Weighted average shares:
Basic	17,790	17,731
Diluted	18,075	17,973

8. Acquisition of TelWorx Communications LLC

The Company, through its wholly-owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), completed the acquisition of substantially all of the assets and the assumption of certain specified liabilities of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC and TowerWorx International, Inc. (collectively “TelWorx”), pursuant to an Asset Purchase Agreement dated as of July 9, 2012 among the Company, PCTelWorx, TelWorx and Tim and Brenda Scronce, the principal owners of TelWorx. PCTelWorx was merged with PCTEL, Inc. effective June 30, 2014. The fair value purchase price for TelWorx was $16.1 million, consisting of $16.0 million in cash paid at closing, $1.1 million of contingent consideration related to an indemnity holdback escrow and potential earn-out at fair value, net of $1.0 million cash recovered from Tim and Brenda Scronce in March 2013 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement and the legal settlement described below.

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

9. Stock-Based Compensation

The condensed consolidated statements of operations include $1.1 million and $1.8 million of stock compensation expense for the three and six months ended June 30, 2014, respectively. Stock compensation expense for the three months ended June 30, 2014 consists of $0.8 million for restricted stock awards, $0.3 million for stock option expenses and $52 for stock purchase plan expenses. Stock compensation expense for the six months ended June 30, 2014 consists of $1.1 million for restricted stock awards, $0.6 million for stock option expenses and $83 for stock purchase plan expenses.

The condensed consolidated statements of operations include $1.1 million and $1.7 million of stock compensation expense for the three and six months ended June 30, 2013, respectively. Stock compensation expense for the three months ended June 30, 2013 consisted of $0.8 million for restricted stock awards, and $0.3 million for stock option and stock purchase plan expenses. Stock compensation expense for the six months ended June 30, 2013 consisted of $1.3 million for restricted stock awards, and $0.4 million for stock option and stock purchase plan expenses.

The Company did not capitalize any stock compensation expense during the three and six months ended June 30, 2014 or 2013.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenues	$117	$107	$203	$191
Research and development	187	178	360	322
Sales and marketing	189	154	336	261
General and administrative	603	660	948	947

Total continuing operations	1,096	1,099	1,847	1,721
Discontinued operations	0	(1)	0	1

Total	$1,096	$1,098	$1,847	$1,722

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

The following table summarizes restricted stock activity for the six months ended June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Awards - December 31, 2013	543,021	$6.59
Shares awarded	141,505	8.30
Shares vested	(368,639)	6.55
Shares cancelled	(1,000)	8.47

Unvested Restricted Stock Awards - June 30, 2014	314,887	$7.40

The intrinsic value of service-based restricted shares that vested during the three months ended June 30, 2014, and 2013, was $0.4 million, and $0.1 million, respectively. The intrinsic value of service-based restricted shares that vested during the six months ended June 30, 2014, and 2013, was $3.1 million, and $2.6 million, respectively.

At June 30, 2014, total unrecognized compensation expense related to restricted stock was approximately $1.6 million, net of forfeitures to be recognized through 2018 over a weighted average period of 1.7 years.

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

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Units - December 31, 2013	6,325	$6.70
Units awarded	1,500	8.77
Units vested	(3,225)	6.56

Unvested Restricted Stock Units - June 30, 2014	4,600	$7.47

The intrinsic value of service-based restricted stock units that vested and issued as shares during the six months ended June 30, 2014 and 2013 was $27 and $28, respectively. No units vested during the three months ended June 30, 2014 and 2013.

As of June 30, 2014, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $25, to be recognized through 2018 over a weighted average period of 1.6 years.

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

The following table summarizes the stock option activity for the six months ended June 30, 2014:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,461,559	$8.40
Granted	16,800	8.27
Retention stock rights converted to stock options	207,236	7.16
Exercised	(39,947)	7.23
Expired or Cancelled	(243,110)	10.98
Forfeited	(5,844)	7.89

Outstanding at June 30, 2014	1,396,694	$7.80
Exercisable at June 30, 2014	681,120	$8.42

During the six months ended June 30, 2014 the Company issued 16,800 stock options with a weighted average grant date fair value of $2.26.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions at June 30:

	June 30,
	2014	2013
Dividend yield	1.8%	1.7%
Risk-free interest rate	0.6%	0.2%
Expected volatility	38%	52%
Expected life (in years)	5.2	5.6

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

During the six months ended June 30, 2014, the Company received proceeds of $0.3 million from the exercise of 39,947 options. The intrinsic value of these options exercised was $54.

In March 2014, in accordance with the plan documents, the Company awarded an additional 24,736 stock option rights to executive employees under the 2013 LTIP. These awards were earned based on 2013 performance criteria. In March 2014, the total stock option rights earned under the 2013 LTIP were converted to stock options that vest between two and four years from the April 2013 grant date.

As of June 30, 2014, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $1.3 million, net of estimated forfeitures, to be recognized through 2018 over a weighted average period of 1.3 years.

The range of exercise prices for options outstanding and exercisable at June 30, 2014 was $5.50 to $11.00. The following table summarizes information about stock options outstanding under all stock plans at June 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.50 – $6.86	58,313	4.27	$6.59	43,838	$6.64
6.87 – 7.93	914,181	5.54	7.22	230,882	7.29
7.94 – 8.63	40,695	2.77	8.47	33,145	8.49
8.64 – 8.76	29,500	2.19	8.76	26,500	8.76
8.77 – 9.09	105,250	1.35	9.08	100,000	9.09
9.10 – 9.12	6,575	1.98	9.11	6,575	9.11
9.13 – 9.16	132,000	2.09	9.16	132,000	9.16
9.17 – 10.25	69,280	2.99	9.40	67,280	9.39
10.26 – 10.50	1,400	4.09	10.46	1,400	10.46
10.51 – 11.00	39,500	1.90	10.65	39,500	10.65

$5.50 – $11.00	1,396,694	4.44	$7.80	681,120	$8.42

The intrinsic value and contractual life of the options outstanding and exercisable at June 30, 2014 were as follows:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	4.44	$886
Options Exercisable	3.03	$248

The intrinsic value is based on the share price of $8.09 at June 30, 2014.

Performance-based Equity Awards

In March 2014, the Company’s Board of Directors approved the 2014 Long-Term Incentive Plan (“2014 LTIP”) and the LTIP award agreements were completed in April 2014. Under the LTIP, shares are earned by certain executive employees based upon achievement of four-year revenue goals with a penalty if certain profit levels are not maintained. The four-year period is divided into two interim periods (each an “Interim Period”), the first of which will end at December 31, 2015 and the second of which will end at December 31, 2017. The number of shares that can be earned at threshold and target are 190,000 and 380,000, respectively. Stock compensation expense is amortized over the performance period for these awards based on estimated achievement of the goals. The Company amortized $0.3 million for the performance awards during the three and six months ended June 30, 2014.

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is approximately six months. The Company received proceeds of $0.3 million from the issuance of 49,063 shares under the ESPP in February 2014 and received proceeds of $0.3 million from the issuance of 61,230 shares under the ESPP in February 2013.

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

In June 2014, the Company’s shareholders approved an amended and restated ESPP. Under the restated ESPP, the number of shares authorized for issuance was increased by 750,000. In addition, the expiration date of the ESPP was modified from March 2017 to the date that all shares authorized have been granted.

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority. The Company paid $1.0 million and $0.9 million for withholding taxes related to stock awards during the six months ended June 30, 2014 and 2013, respectively.

Stock Repurchases

All share repurchase programs are authorized by the Company’s Board of Directors and are announced publicly. On March 18, 2013, the Company’s Board of Directors approved a share repurchase program for up to $5.0 million. The Company repurchased 215,650 shares at an average price of $7.66 during the three and six months ended June 30, 2014. The Company repurchased 59,510 shares at an average price of $7.31 during the year ended December 31, 2013. On May 6, 2014, the Board of Directors of the Company extended through September 2014 the stock buyback program that had been approved in March 2013. At June 30, 2014, the Company had $2.9 million in share value that could still be repurchased under this program.

10. Benefit Plans

Employee Benefit Plans

The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the month they begin their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan, up to the statutorily prescribed annual limit. The Company may make discretionary contributions to the 401(k) plan. The Company made employer contributions of $155 and $148 to the 401(k) plan for the three months ended June 30, 2014 and 2013, respectively. The Company made employer contributions of $350 and $293 to the 401(k) plan for the six months ended June 30, 2014 and 2013, respectively.

The Company also contributes to various retirement plans for foreign employees. The Company made contributions to these plans of $79 and $63 for the three months ended June 30, 2014 and 2013, respectively. The Company made contributions to these plans of $161 and $123 for the six months ended June 30, 2014 and 2013, respectively.

Executive Deferred Compensation Plan

Through December 2013, the Company provided an Executive Deferred Compensation Plan (“EDCP”) for executive officers, senior managers and directors. Under the EDCP, the executives could select to defer up to 50% of salary and up to 100% of cash bonuses. In addition, the Company provided a 4% matching cash contribution which vests depending upon the number of completed years of participation in the EDCP. The Company funded the obligation related to the EDCP with corporate-owned life insurance policies. The executive had a choice of investment alternatives from a menu of mutual funds offered by the insurance company. In November 2012, the Company’s Board of Directors authorized the termination of the EDCP and on December 27, 2013, the plan was terminated. The funds at the life insurance company were remitted to the Company and subsequently invested by the Company to fund the obligation. The participants will receive the value of his or her account in January 2015. Upon separation of employment earlier than January 2015, the executive will receive the value of his or her account in accordance with the provisions of the plan. Because the funds from the insurance company were received in January 2014, $1.9 million was included in prepaid assets and other receivables on the balance sheet at December 31, 2013. At June 30, 2014, the value of the Company’s investment account to fund the obligation was $2.0 million, included in short-term investments in the consolidated balance sheets. At June 30, 2014 and December 31, 2013 the deferred compensation obligation was $2.0 million and $1.9 million, included in accrued liabilities and long-term liabilities, respectively, in the consolidated balance sheets.

11. Commitments and Contingencies

Leases

The Company has operating leases for office facilities through 2020 and office equipment through 2019. The future minimum rental payments under these leases at June 30, 2014, are as follows:

Year	Amount
2014	$496
2015	923
2016	806
2017	652
Thereafter	1,243

Future minumum lease payments	$4,120

During the quarter ended June 30, 2014, the Company recorded a capital lease for office equipment. As of June 30, 2014, the office equipment had a cost of $152, accumulated depreciation of $2, and a net book value of $150 recorded in property and equipment, net on the consolidated balance sheets.

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount
2014	$17
2015	32
2016	32
2017	32
2018	32
2019	22

Total minimum payments required:	167
Less amount representing interest:	17

Present value of net minimum lease payments:	$150

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The Company’s allowance for sales returns was $0.1 million and $0.2 million at June 30, 2014 and December 31, 2013, respectively.

The Company offers repair and replacement warranties of primarily two years for antenna products and one year for scanning receiver products. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at June 30, 2014 and December 31, 2013, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in the warranty reserves during the six months ended June 30, 2014 and 2013, were as follows:

	Six Months Ended June 30,
	2014	2013
Beginning balance	$305	$270
Provisions for warranties	13	38
Consumption of reserves	(38)	(64)

Ending balance	$280	$244

Restructuring

During 2013, the Company integrated the TelWorx business with its Bloomingdale, IL operations. The Company moved kitting operations and order fulfillment to its Bloomingdale facility from the Lexington, North Carolina facility. As part of the integration, the Company separated eighteen PCTelWorx employees between March and September 2013. During the six months ended June 30, 2013, the Company recorded $0.2 million as restructuring expense for employee severance costs and asset disposals and recorded $0.3 million in cost of sales for the disposal of TelWorx inventory that was not compatible with the Company’s Bloomingdale facility or Bloomingdale operations.

TelWorx Settlement

On March 27, 2013, the Company, its wholly-owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), and the TelWorx Parties (as defined below) entered into an Amendment (the “Amendment”) to the Asset Purchase Agreement dated July 9, 2012 (the “Original Agreement), among the Company, PCTelWorx, Ciao Enterprises, LLC f/k/a TelWorx Communications, LLC and certain of its affiliated entities (collectively, the “TelWorx Entities”) and Tim and Brenda Scronce (“Sellers” and collectively with the TelWorx Entities, the “TelWorx Parties”), as part of a settlement arrangement relative to PCTelWorx’ s acquisition of substantially all of the assets and the assumption of certain specified liabilities of the TelWorx Entities on July 9, 2012 (the “Acquisition”).

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

12. Income Taxes

The Company recorded income tax expense of $0.3 million for the six months ended June 30, 2014. The tax expense for the six months ended June 30, 2014 differed from the statutory rate of 34% primarily because of state income taxes. The Company recorded income tax expense for continuing operations of $1.2 million for the six months ended June 30, 2013. The tax expense for the six months ended June 30, 2013 differed from the statutory rate of 34% due to state income taxes offsetting a benefit for research credits.

The Company’s valuation allowance against its deferred tax assets was $0.6 million at June 30, 2014 and December 31, 2013. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s long-term forecasts continue to support the realization of its deferred tax assets. The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 26.0 year average period over which future income can be utilized to realize the deferred tax assets.

The Company’s gross unrecognized tax benefit was $1.5 million both at June 30, 2014 and December 31, 2013. The Company does not expect any of the potential benefits will be settled within the next twelve months. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately $0.8 million.

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

The following tables are the segment operating profits and cash flow information for the three and six months ended June 30, 2014 and June 30, 2013, respectively, and the segment balance sheet information as of June 30, 2014 and December 31, 2013:

	Three Months Ended June 30, 2014
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$17,715	$8,574	($107)	$26,182

GROSS PROFIT	5,716	5,129	6	10,851

OPERATING INCOME (LOSS)	$1,845	$1,645	($2,945)	$545

Depreciation	$421	$190	$86	$697
Intangible amortization	$260	$204	$0	$464
Capital expenditures	$144	$434	$32	$610

	Six Months Ended June 30, 2014
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$33,712	$16,295	($170)	$49,837

GROSS PROFIT	10,832	9,587	13	20,432

OPERATING INCOME (LOSS)	$3,015	$2,659	($5,551)	$123

Depreciation	$841	$351	$171	$1,363
Intangible amortization	$630	$408	$0	$1,038
Capital expenditures	$425	$684	$121	$1,230

	As of June 30, 2014
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$13,766	$6,487	$0	$20,253
Inventories	$14,828	$2,034	$0	$16,862
Long-lived assets:
Property and equipment, net	$11,217	$2,758	$986	$14,961
Goodwill	$0	$161	$0	$161
Intangible assets, net	$2,202	$1,364	$0	$3,566
Deferred tax assets, net	$0	$0	$11,692	$11,692
Other noncurrent assets	$0	$0	$37	$37

	Three Months Ended June 30, 2013
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$19,199	$7,602	($55)	$26,746

GROSS PROFIT	5,662	4,876	10	10,548

OPERATING INCOME (LOSS)	$1,374	$2,072	($3,188)	$258

Depreciation	$459	$135	$73	$667
Intangible amortization	$395	$209	$0	$604
Capital expenditures	$218	$298	$165	$681

	Six Months Ended June 30, 2013
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$38,555	$13,374	($111)	$51,818

GROSS PROFIT	11,673	8,457	16	20,146

OPERATING INCOME (LOSS)	$3,132	$3,042	($7,226)	($1,052)

Depreciation	$917	$279	$149	$1,345
Intangible amortization	$790	$419	$0	$1,209
Capital expenditures	$630	$466	$185	$1,281

	As of December 31, 2013
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$11,934	$6,669	$0	$18,603
Inventories	$12,802	$1,733	$0	$14,535
Long-lived assets:
Property and equipment, net	$11,508	$2,427	$1,036	$14,971
Goodwill	$0	$161	$0	$161
Intangible assets, net	$2,832	$1,772	$0	$4,604
Deferred tax assets, net	$0	$0	$11,827	$11,827
Other noncurrent assets	$0	$0	$41	$41

The Company’s revenues to customers outside of the United States, as a percent of total revenues for the three and six months ended June 30, 2014 and 2013, respectively were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Region	2014	2013	2014	2013
Europe, Middle East, & Africa	11%	11%	11%	10%
Asia Pacific	12%	11%	11%	9%
Other Americas	4%	7%	5%	6%

Total Foreign sales	27%	29%	27%	25%

There were no customers that accounted for 10% or greater of revenues during the three and six months ended June 30, 2014 or the three and six months ended June 30, 2013.

14. Related Parties

Through October 2013, the Company’s lease for its Lexington, North Carolina facility was with Scronce Real Estate LLC. Scronce Real Estate, LLC is owned by Tim and Brenda Scronce, the wife of Tim Scronce. Tim and/or Brenda Scronce were the majority owners of the TelWorx entities as defined in Note 11 – Commitments and Contingencies above. The Company, through its wholly-owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), purchased certain of the assets of TelWorx in July 2012. Tim Scronce worked for the Company until his resignation in December 2012 and Brenda Scronce never worked for the Company. In May 2013, the Company gave notice of early termination of the lease which became effective in October 2013. The Company signed a new lease for an office facility in Lexington effective August 1, 2013. The new lease is not with a related party. Through December 31, 2013, a total of $0.2 million was paid under this lease.

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

15. Subsequent Events

The Company evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded in and/or disclosed in the Company’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the SEC. There were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

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

Our revenues were lower in both the three and six months ended June 30, 2014, compared to the same periods in 2013 because of lower revenues within our Connected Solutions segment. For the three months ended June 30, 2014, revenues declined $0.6 million, or 2.1%, to $26.2 million compared to the same period in 2013. For the six months ended June 30, 2014, our revenues declined $2.0 million, or 3.8% compared to the same period in 2013. Our recorded operating income improved by $0.3 million for the three months ended June 30, 2014, compared to the same period in 2013 due to the gross margin impact of higher revenues from RF Solutions. Our operating income improved $1.1 million during the six months ended June 30, 2014, compared to the same period in 2013 due to lower legal and professional fees associated with the TelWorx investigation.

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

On April 30, 2013, we divested all material assets associated with PCTEL Secure’s ProsettaCore™ technology to Redwall Technologies, LLC (“Redwall”), a development organization that specializes in mobile security, military and defense projects and systems, and critical national infrastructure. Under the terms of the agreement, Redwall acquired the server and device software (the “Software”), the underlying IP, and complete development responsibility for the security products. At the closing of the divestiture, we received no upfront cash payment, but have the right to receive a royalty of 7% of the net sale price of each future sale or license of the Software and each provision of services related to the Software, if any. Under the agreement, royalties will not exceed $10.0 million in the aggregate. In accordance with accounting for discontinued operations, the consolidated financial statements separately reflect the results of PCTEL Secure as discontinued operations for the three and six months ended June 30, 2013.

Results of Operations

Three and Six Months Ended June 30, 2014 and 2013

(in thousands)

Revenues by Segment

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Connected Solutions	$17,715	$19,199	($1,484)	-7.7%
RF Solutions	$8,574	$7,602	972	12.8%
Corporate	($107)	($55)	(52)	not meaningful

Total	$26,182	$26,746	($564)	-2.1%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Connected Solutions	$33,712	$38,555	($4,843)	-12.6%
RF Solutions	$16,295	$13,374	2,921	21.8%
Corporate	($170)	($111)	(59)	not meaningful

Total	$49,837	$51,818	($1,981)	-3.8%

Revenues decreased 2.1% in the three months ended June 30, 2014 and decreased 3.8% in the six months ended June 30, 2014, compared to the same periods in 2013. For the three months ended June 30, 2014, Connected Solutions revenues decreased 7.7% primarily due to lower revenues for both core antenna and site solution products. The decrease in site solution products is due to the elimination of unprofitable business. For the six months ended June 30, 2014, Connected Solutions revenues decreased 12.6% primarily with lower core antenna revenues. For the three and six months ended June 30, 2014, revenues for RF Solutions increased 12.8% and 21.8% compared to the same periods in 2013 due to higher revenues for both services and scanning receiver products. The increase in RF Solutions revenue is attributed to continued carrier spending increasing from 2013 levels and the rapid growth of in-building wireless network expansion.

Gross Profit by Segment

	Three Months Ended June 30,
	2014	% of Revenues	2013	% of Revenues
Connected Solutions	$5,716	32.3%	$5,662	29.5%
RF Solutions	5,129	59.8%	4,876	64.1%
Corporate	6	not meaningful	10	not meaningful

Total	$10,851	41.4%	$10,548	39.4%

	Six Months Ended June 30,
	2014	% of Revenues	2013	% of Revenues
Connected Solutions	$10,832	32.1%	$11,673	30.3%
RF Solutions	9,587	58.8%	8,457	63.2%
Corporate	13	not meaningful	16	not meaningful

Total	$20,432	41.0%	$20,146	38.9%

The gross profit percentage of 41.4% for the three months ended June 30, 2014 was 2.0% higher than the comparable period in fiscal 2013 and the gross profit percentage of 41.0% for the six months ended June 30, 2014 was 2.1% higher than the comparable period in fiscal 2013. The higher gross margin percentage was due to increased contribution of higher gross margin RF Solutions revenues and due to increased gross margins for Connected Solutions revenues. The gross profit percentage for Connected Solutions increased 2.8% and 1.8% during the three months and six months ended June 30, 2014, respectively, versus the comparable periods in the prior year. While the segment experienced margin pressure from fixed costs spread over lower revenue, it was more than offset by improvements made through our elimination of unprofitable site solutions products and customers, consolidating the site solutions factory into our Bloomingdale facility, and other supply chain improvements. The gross profit percentage for RF Solutions declined 4.3% and 4.4% during the three and six months ended June 30, 2014, respectively, versus the comparable periods in the prior year. The decrease is attributed to the increased contribution of our network engineering services revenue with its lower gross profit margin relative to scanners. Revenue in scanners and network engineering services were both higher than last year.

Operating Profit by Segment

	Three Months Ended June 30,
	2014	% of Revenues	2013	% of Revenues
Connected Solutions	$1,845	10.4%	$1,374	7.2%
RF Solutions	1,645	19.2%	2,072	27.3%
Corporate	(2,945)	not meaningful	(3,188)	not meaningful

Total	$545	2.1%	$258	1.0%

	Six Months Ended June 30,
	2014	% of Revenues	2013	% of Revenues
Connected Solutions	$3,015	8.9%	$3,132	8.1%
RF Solutions	2,659	16.3%	3,042	22.7%
Corporate	(5,551)	not meaningful	(7,226)	not meaningful

Total	$123	0.2%	($1,052)	-2.0%

Total operating profit improved by $0.3 million during the three months ended June 30, 2014 and improved by $1.2 million during the six months ended June 30, 2014 compared to 2013. For the three months ended June 30, 2014, our operating profit improved because of higher operating profit for Connected Solutions and lower corporate general and administrative expenses, offsetting lower operating profit for RF Solutions. Operating profit for Connected Solutions improved due to lower operating expenses, and operating profit for RF Solutions declined primarily because of higher operating expenses. For the six months ended June 30, 2014, operating profit improved primarily due to lower operating expenses for legal and professional fees. Within consolidating, legal and professional fee associated with the TelWorx purchase of assets were lower by $1.1 million during the six months ended June 30, 2014 compared to the prior year period.

Consolidated Operating Expenses

	Three Months Ended June 30, 2014	Change	Three Months Ended June 30, 2013	% of Revenues
				2014	2013
Research and development	$3,069	$386	$2,683	11.7%	10.0%
Sales and marketing	3,303	249	3,054	12.6%	11.4%
General and administrative	3,470	(355)	3,825	13.3%	14.3%
Amortization of intangible assets	464	(140)	604	1.8%	2.3%
Restructuring charges	0	(124)	124	0.0%	0.5%

	$10,306	$16	$10,290	39.4%	38.5%

	Six Months Ended June 30, 2014	Change	Six Months Ended June 30, 2013	% of Revenues
				2014	2013
Research and development	$6,311	$1,078	$5,233	12.7%	10.1%
Sales and marketing	6,258	183	6,075	12.6%	11.7%
General and administrative	6,702	(1,754)	8,456	13.4%	16.3%
Amortization of intangible assets	1,038	(171)	1,209	2.1%	2.3%
Restructuring charges	0	(225)	225	0.0%	0.4%

	$20,309	($889)	$21,198	40.8%	40.9%

Research and Development

Research and development expenses increased approximately $0.4 million and $1.1 million for the three and six months ended June 30, 2014 compared to the same periods in 2013. The increases are primarily due to spending for the development of new scanning receiver products.

Sales and Marketing

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses increased approximately $0.2 million for the three and six months ended June 30, 2014 compared to the same period in fiscal 2013 primarily as a result of sales headcount additions salespeople.

General and Administrative

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

During the three months ended June 30, 2014, general and administrative expenses decreased $0.4 million compared to the same period in 2013 due to lower IT expenses associated with our ERP system and because of the integration of TelWorx functions with our Bloomingdale operations. During the six months ended June 30, 2014, general and administrative expenses decreased $1.8 million compared to the same period in fiscal 2013 primarily due to lower legal and professional fees for the TelWorx settlement and investigation, and also due to lower IT expenses associated with our ERP system, lower expenses for employee bonuses, and because of integration of TelWorx functions with our Bloomingdale operations. For the six months ended June 30, 2014 and 2013, respectively, we incurred $0.6 million and $1.8 million of professional and legal fees associated with the TelWorx settlement and the TelWorx investigation.

Amortization of Intangible Assets

Amortization decreased $0.1 million and $0.2 million during the three and six months ended June 30, 2014 compared to the same periods in 2013 because certain intangible assets related to acquisitions for Connected Solutions became fully amortized during 2013.

Restructuring Charges

During 2013, we integrated the TelWorx business with our Connected Solutions segment. The kitting and order fulfillment operations in North Carolina were consolidated into our Bloomingdale, IL facility. During the three and six months ended June 30, 2013, we recorded restructuring expense for employee severance benefits.

Other Income, Net

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Settlement income	$75	$0	$75	$4,330
Insurance proceeds	252	49	472	49
Interest income	18	20	37	39
Foreign exchange losses	(8)	(5)	(47)	(16)
Other, net	(3)	(7)	(6)	(13)

	$334	$57	$531	$4,389

Percentage of revenues	1.3%	0.2%	1.1%	8.5%

Other income, net consists of interest income, foreign exchange gains and losses, as well as income from legal settlements and insurance proceeds. For the three and six months ended June 30, 2014, other income, net includes $0.3 million and $0.5 million of insurance proceeds related to the TelWorx SEC investigation and settlement income of $75. For the six months ended June 30, 2013, other income includes $4.3 million related to the TelWorx settlement. See Note 11 to the consolidated financial statements regarding the TelWorx settlement.

Expense for Income Taxes

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Expense for income taxes	$334	$128	$255	$1,198
Effective tax rate	38.0%	40.6%	39.0%	35.9%

The effective tax rate for the six months ended June 30, 2014 differed from the statutory rate of 34% by approximately 5.0% primarily because of state income taxes, and the effective rate for the six months ended June 30, 2013 differed from the statutory rate by 1.9% due to state income taxes offsetting a benefit for research credits.

We maintain valuation allowances due to uncertainties regarding realizability. At June 30, 2014 and December 31, 2013, we had a valuation allowance of $0.6 million on our deferred tax assets. The valuation allowance primarily relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Our domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 26.0 year average period over which future income can be utilized to realize the deferred tax assets.

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

Discontinued Operations

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net loss from discontinued operations	$0	($22)	$0	($109)

The net loss from discontinued operations for the three and six months ended June 30, 2013 includes operating expenses of PCTEL Secure LLC net of income taxes. There has been no activity with PCTEL Secure since the sale of the business in April 2013.

Stock-based compensation expense

The condensed consolidated statements of operations include $1.1 million and $1.8 million of stock compensation expense for the three and six months ended June 30, 2014, respectively. Stock compensation expense for the three months ended June 30, 2014 consists of $0.8 million for restricted stock awards, $0.3 million for stock option expenses and $52 for stock purchase plan expenses. Stock compensation expense for the six months ended June 30, 2014 consists of $1.1 million for restricted stock awards, $0.6 million for stock option expenses and $83 for stock purchase plan expenses.

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

The Company did not capitalize any stock compensation expense during the three and six months ended June 30, 2014 or 2013.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$117	$107	$203	$191
Research and development	187	178	360	322
Sales and marketing	189	154	336	261
General and administrative	603	660	948	947

Total continuing operations	1,096	1,099	1,847	1,721
Discontinued operations	0	(1)	0	1

Total	$1,096	$1,098	$1,847	$1,722

Liquidity and Capital Resources

	Six Months Ended June 30,
	2014	2013
Net income	$399	$2,030
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	3,367	4,611
Changes in operating assets and liabilities	(3,920)	(3,670)

Net cash provided by (used in) operating activities	($154)	$2,971
Net cash used in investing activities	($4,896)	($835)
Net cash used in financing activities	($2,640)	($1,341)
Cash flows from discontinued operations	$0	($16)

	June 30,	December 31,
	2014	2013
Cash and cash equivalents at the end of period	$14,123	$21,790
Short-term investments at the end of period	$39,771	$36,105
Working capital at the end of period	$81,519	$83,585

Liquidity and Capital Resources Overview

At June 30, 2014, our cash and investments were approximately $53.9 million and we had working capital of $81.5 million. Our cash and investments were approximately $4.0 million lower at June 30, 2014 compared to December 31, 2013 because we used $1.6 million of cash for stock repurchases, $1.5 million of cash for payment of dividends, and $1.2 million for capital expenditures.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. Within investing activities, capital spending historically ranges between 3% and 5% of our revenues and the primary use of capital is for manufacturing and development engineering requirements. Our capital expenditures during the six months ended June 30, 2014 were approximately 2.5% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balance from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

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

Management believes that the Company’s current financial position which includes $53.9 million in cash and investments, and no debt, combined with its historic ability to generate free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support its operations.

Operating Activities:

Operating activities used $0.2 million during the six months ended June 30, 2014 as we generated $3.8 million of cash from our income statement activities but used $3.9 million of cash with our balance sheet activities. We used $1.0 million for payroll taxes related to stock-based compensation. The tax payments related to our stock issued for restricted stock awards and performance shares. Within the balance sheet, we used $1.7 million to pay annual 2013 accruals, including short-term incentive plan bonuses and sales commissions. We used $2.4 million on higher inventories, primarily for Connected Solutions. Inventories were higher at June 30, 2014 for Connected Solutions due to purchases to support site solutions business during the third and fourth quarters of 2014. We used cash of $1.7 million from increases in accounts receivable primarily due to the timing of the revenues within the quarter ended June 30, 2014 compared to the quarter ended December 31, 2013.

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

Investing Activities:

Our investing activities used $4.9 million of cash during the six months ended June 30, 2014 as we used $3.7 million in our investment activity and $1.2 million for capital expenditures. Redemptions and maturities of our short-term investments during the six months ended June 30, 2014 provided $30.4 million in funds. We rotated $34.1 million of cash into new short-term investments during the six months ended June 30, 2014.

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

Financing Activities:

We used $2.6 million in cash for financing activities during the six months ended June 30, 2014. We used $1.6 million to repurchase shares in the stock repurchase program and $1.5 million for cash dividends paid in February 2014 and May 2014. We received $0.5 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.

We used $1.3 million in cash for financing activities during the six months ended June 30, 2013. We paid $1.3 million for a cash dividend paid in February 2013 and May 2013 and we received $0.4 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options. We used $0.4 million to repurchase shares in the stock repurchase program.

Contractual Obligations and Commercial Commitments

As of June 30, 2014, we had operating lease obligations of approximately $4.1 million through 2020, primarily for facility leases. Our lease obligations were $4.2 million at December 31, 2013.

We had purchase obligations of $8.2 million and $5.6 million at June 30, 2014 and December 31, 2013, respectively. These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet. We had a liability of $1.5 million related to income tax uncertainties at June 30, 2014 and December 31, 2013, respectively. We do not know when this liability will be paid.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.	Description	Reference

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	The following materials from PCTEL, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
a Delaware corporation

/s/ Martin H. Singer
Martin H. Singer
Chief Executive Officer

Date: August 11, 2014