Form 10-K
period 2014-12-31
PC TEL INC
filed 2015-03-13
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-27115

PCTEL, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0364943
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

471 Brighton Drive, Bloomingdale IL	60108
(Address of Principal Executive Office)	(Zip Code)

(630) 372-6800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 Par Value Per Share	The NASDAQ Select Global Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on the Company’s website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was acquired to submit and post such files) ).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, there were 18,448,137 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2014) was approximately $149,245,428. Shares of the registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant’s outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

18,696,090 shares of common stock were issued and outstanding as of March 9, 2015.

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to its 2015 Annual Stockholders’ Meeting to be held on June 11, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K. The Company intends to file its proxy statement within 120 days after the end of its fiscal year end to which this report relates.

PCTEL, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2014

PART I

Item 1:	Business

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words “believe”, “expect”, “anticipate” and other similar expressions generally identify forward-looking statements. Investors in our common stock are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from the historical results or currently anticipated results. Investors should carefully review the information contained in Item 1A. Risk Factors and elsewhere in, or incorporated by reference into, this Annual Report on Form 10-K. Other factors not currently anticipated may also materially and adversely affect our results of operations, cash flows and financial position. There can be no assurance that future results will meet expectations. While we believe that the forward-looking statements in this Annual Report on Form 10-K are reasonable, investors should not place undue reliance on any forward-looking statements. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim any obligation to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.

Overview

PCTEL, Inc. (“PCTEL”, the “Company”, “we”, “ours”, and “us”) delivers Performance Critical Telecom solutions. PCTEL RF Solutions™ develops and provides test equipment, software and engineering services for wireless networks. The industry relies upon PCTEL to benchmark network performance, analyze trends, and optimize wireless networks. PCTEL Connected Solutions™ designs and delivers performance critical antennas and site solutions for wireless networks globally. Our antennas support evolving wireless standards for cellular, private, and broadband networks. PCTEL antennas and site solutions support networks worldwide, including SCADA for oil, gas and utilities, fleet management, industrial operations, health care, small cell and network timing deployment, defense, public safety, education, and broadband access.

PCTEL was incorporated in California in 1994 and reincorporated in Delaware in 1998. Our principal executive offices are located at 471 Brighton Drive, Bloomingdale, Illinois 60108. Our telephone number at that address is (630) 372-6800 and our website is www.pctel.com. The information within, or that can be accessed through, our website, is not part of this report.

Segment Reporting

Effective January 1, 2013, PCTEL operates in two segments for reporting purposes, RF Solutions and Connected Solutions. As of January 1, 2013, our chief operating decision maker uses the profit and loss results through operating profit and identified assets for the Connected Solutions and RF Solutions segments to make operating decisions. Each segment has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of our accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. We manage the balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment. The 2012 segment information presented in the financial statements have been presented on a retrospective basis reflecting the Connected Solutions and RF Solutions segments on a consistent basis with the current period.

For the fiscal year ended December 31, 2012, PCTEL operated in two different segments, PCTEL Secure, and the rest of the Company. Our chief operating decision maker used the profit and loss results and the assets for those two segments to make operating decisions in 2012. On April 30, 2013, we divested all material assets associated with PCTEL Secure’s ProsettaCore™ technology to Redwall Technologies, LLC (“Redwall”), a development organization that specializes in mobile security, military and defense projects and systems, and critical national infrastructure. See Footnote 3 of the consolidated financial statements for more information on the sale of PCTEL Secure.

Connected Solutions Segment

Connected Solutions designs and delivers performance critical antennas and site solutions for wireless networks globally. Our antennas and site solutions support networks worldwide, including SCADA (“Supervisory Control and Data Acquisition”) for oil, gas and utilities, fleet management, industrial operations, health care, small cell and network timing deployment, defense, public safety, education, and broadband access. PCTEL’s performance critical MAXRAD® and Bluewave™ antenna solutions include high rejection and high performance GPS and GNSS products, the industry leading Yagi portfolio, mobile and indoor LTE, broadband, and LMR antennas and PIM-rated antennas for transit, in-building, and small cell applications. We provide performance critical mobile towers for demanding emergency and oil and gas network applications and leverage our design, logistics, and support capabilities to deliver performance critical site solutions into carrier, railroad, and utility applications. Revenue growth for antenna and site solutions is primarily driven by the increased use of wireless communications in these vertical markets. PCTEL’s antenna and site solution products are primarily sold through distributors, value-added resellers, and original equipment manufacturer (“OEM”) providers. The current antenna and site solutions product portfolio and expansion into these vertical markets resulted from organic growth and a series of six acquisitions, the most recent being the acquisition of certain assets of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC, and TowerWorx International, Inc. (collectively “TelWorx”), in July 2012.

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

RF Solutions Segment

RF Solutions develops and provides performance critical test equipment, software, and engineering services for wireless networks. The industry relies upon PCTEL to benchmark network performance, analyze trends, and optimize wireless networks. SeeGull® scanning receivers are used around the world for indoor and drive test applications, including baseline testing, acceptance testing, competitive benchmarking, spectrum clearing, troubleshooting, and network optimization. SeeGull scanning receivers provide high quality real-world RF measurements needed to build, tune, troubleshoot, and expand commercial wireless networks. Our highly-trained engineering services team uses state-of-the-art test, measurement, and design tools to provide engineering services for in-building and outdoor networks. Our engineering services team (“NES”), which commenced in 2011 with the acquisition of certain assets from Envision Wireless Inc. (“Envision”), provides wireless network testing, optimization, design, integration, and consulting services, with an emphasis on in-building distributed antenna systems (“DAS”). Revenue growth for the segment’s products and services is driven by the deployment of products based on new wireless technology and the need for wireless networks to be tuned and reconfigured on a regular basis. Our scanning receiver products are sold primarily through test and measurement value-added resellers and to a lesser extent directly to network operators. Competitors for these products are OEMs such as JDS Uniphase, Rohde and Schwarz, Anritsu, Digital Receiver Technology, and Berkley Varitronics.

On February 27, 2015, PCTEL, Inc. acquired substantially all of the assets of, and assumed certain specified liabilities of, Nexgen Wireless, Inc., an Illinois corporation (“Nexgen”), pursuant to an Asset Purchase Agreement dated as of February 27, 2015 (the “Acquisition Agreement”) among PCTEL, Nexgen, Bhumika Thakkar 2012 Irrevocable Trust Number One, Bhumika Thakkar 2012 Irrevocable Trust Number Two, and Jigar Thakkar, and Bhumika Thakkar.

The business of Nexgen is based in Schaumburg, Illinois. Nexgen provides Meridian™, a network analysis tool portfolio, and engineering services. Nexgen’s Meridian software product portfolio translates real-time network performance data into engineering actions to optimize operator performance. Meridian, with its modules of Network IQ™, Subscriber IQ™, and Map IQ™, supports crowd-based, cloud-based data analysis to enhance network performance. Nexgen provides performance engineering, specialized staffing, and trend analysis for carriers, infrastructure vendors, and neutral hosts for 2G, 3G, 4G, and LTE networks. Refer to footnote 17 of the financial statements related to subsequent events for more information on the Nexgen acquisition.

PCTEL maintains expertise in several technology areas in order to be competitive in the scanning receiver and related engineering services market. These include radio frequency engineering, DSP engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Major Customers

There were no customers that accounted for 10% or greater of revenues or accounts receivable during the fiscal years ended December 31, 2014, 2013, or 2012, respectively.

International Activities

The following table shows the percentage of revenues from domestic and foreign sales of our operations during the last three fiscal years:

	Years Ended December 31,
Region	2014	2013	2012
Europe, Middle East, & Africa	11%	13%	13%
Asia Pacific	11%	10%	10%
Other Americas	5%	6%	7%

Total Foreign sales	27%	29%	30%

Total Domestic sales	73%	71%	70%

	100%	100%	100%

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

Research and development expenses include costs for hardware and related software development, prototyping, certification and pre-production costs. We spent approximately $11.7 million, $11.1 million, and $9.3 million in the fiscal years 2014, 2013, and 2012, respectively, in research and development.

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

Our marketing strategy is focused on building market awareness and acceptance of our new products. The marketing organization also provides a wide range of programs, materials and events to support the sales organization. We spent approximately $13.0 million, $12.1 million, and $11.3 million in fiscal years 2014, 2013, and 2012, respectively, for sales and marketing support.

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

Employees

As of December 31, 2014, we had 465 full-time equivalent employees, consisting of 300 in operations, 65 in sales and marketing, 57 in research and development, and 43 in general and administrative functions. Total full-time equivalent employees were 449 and 467 at December 31, 2013 and 2012, respectively. Headcount increased by 16 at December 31, 2014 from December 31, 2013 primarily due to increases in production personnel. None of our employees are represented by a labor union. We consider employee relations to be good.

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

We expect that future acquisitions could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and our common stock. If consideration for a transaction is paid in common stock, this would further dilute our existing stockholders. We may also incur debt to pay for an acquisition.

Our gross profit may vary based on the mix of sales of our products, and these variations may cause our net income to decline.

Depending on the mix of our products and services sold, our gross profit could vary significantly from quarter to quarter. Generally, antenna products and engineering services have a lower profit margin than scanning receiver products creating the variance in gross profits related to profit mix. In addition, due in part to the competitive pricing pressures that affect our products and in part to increasing component and manufacturing costs, we expect gross profit from both existing and future products to decrease over time. A variance or decrease of our gross profit could have a negative impact on our financial results and cause our net income to decline.

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

Competition for personnel, especially qualified engineering personnel, is intense. We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. As of December 31, 2014, we employed a total of 57 people in our research and development department. If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

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

Our industry is characterized by rapidly changing technologies and rapidly changing competitive environments. If we are not successful in responding to these changes, our products may become obsolete and we may not be able to compete effectively.

We must continue to evaluate, develop and introduce technologically advanced products that will position us for possible growth in the wireless market. If we are not successful in doing so, our products may not be accepted in the market or may become obsolete and we may not be able to compete effectively.

Consolidation and vertical integration in our industry, and particularly integration of our customers with our competitors, may significantly reduce our ability to successfully market our products to long-standing customers and may adversely affect our vertically integrated customers’ ability to choose our products even if our products are technologically superior.

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

The trading price of our common stock has been highly volatile. The common stock price fluctuated from a low of $7.00 to a high of $9.51 during 2014. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

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

In February 2015, we entered into a new five-year lease for office space of approximately 4,800 square feet in Englewood, Colorado that will be used for engineering services. This lease expires in 2020.

All properties are in good condition and are suitable for the purposes for which they are used. We believe that we have adequate space for our current needs.

Item 3:	Legal Proceedings

TelWorx Parties

After discovering accounting irregularities with respect to the TelWorx entities and conducting an internal investigation, we pursued restitution from the TelWorx Parties. A legal settlement with a fair value of $5.4 million was reached with the TelWorx Parties in March 2013 as further described in Note 8 of the consolidated financial statements.

Other parties on the TelWorx acquisition

We also engaged in efforts to seek restitution from two other parties used by the TelWorx Parties for professional services in the sale of the business to PCTEL. On September 30, 2014, we settled in cash with one party for $0.1 million and on October 10, 2014, we settled with the other party in cash for $0.8 million.

Item 4:	Mine Safety Disclosures

Not applicable.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividends

PCTEL’s common stock has been traded on the NASDAQ Global Select Market under the symbol PCTI since our initial public offering on October 19, 1999. The following table shows the high and low sale prices of our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

	2014			2013
	Market Price			Market Price
	High	Low	Dividends per Share	High	Low	Dividends per Share
Fourth Quarter	$8.67	$7.18	$0.040	$10.07	$8.80	$0.035
Third Quarter	$8.42	$7.36	$0.040	$9.88	$8.12	$0.035
Second Quarter	$8.83	$7.00	$0.040	$8.48	$6.32	$0.035
First Quarter	$9.51	$7.90	$0.040	$7.71	$6.66	$0.035

			$0.160			$0.140

The closing sale price of our common stock as reported on the NASDAQ Global Select Market on March 6, 2015 was $8.65 per share. As of that date there were 38 holders of record of the common stock. A substantially greater number of holders of the common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

We raised our quarterly cash dividend to $0.05 per share effective for the quarterly cash dividend to shareholders paid on February 13, 2015.

Five-Year Cumulative Total Return Comparison

The graph below compares the annual percentage change in the cumulative return to our stockholders with the cumulative return of the NASDAQ Composite Index and the S&P Information Technology Index for the period beginning December 31, 2009 and ending December 31, 2014. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

Note that historic stock price performance is not necessarily indicative of future stock price performance.

Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

All share repurchase programs are authorized by our Board of Directors and are announced publicly. During the year ended December 31, 2012, no shares of our common stock were repurchased. On March 18, 2013, our Board of Directors approved a share repurchase program of $5.0 million. We repurchased 59,510 shares at an average price of $7.31 during the year ended December 31, 2013. On May 6, 2014, our Board of Directors extended this stock buyback program through September 2014. We repurchased 215,650 shares at an average price of $7.66 during the nine months ended September 30, 2014 and the share repurchase program ended. On November 13, 2014, our Board of Directors approved a share repurchase program for up to 5% of our outstanding shares. No shares were purchased during the quarter ended December 31, 2014.

Item 6:	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2014, 2013, and 2012 and the balance sheet data as of December 31, 2014 and 2013 are derived from audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011, and 2010 are derived from audited financial statements not included in this Annual Report on Form 10-K.

	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$107,164	$104,253	$88,849	$76,844	$69,254
Cost of revenues	63,577	62,493	53,029	40,982	38,142

Gross profit	43,587	41,760	35,820	35,862	31,112

Operating expenses:
Research and development	11,736	11,064	9,290	10,286	11,777
Sales and marketing	12,961	12,121	11,343	10,359	10,095
General and administrative	12,819	15,623	10,982	10,752	10,224
Amortization of intangible assets	1,967	2,400	2,359	2,258	2,934
Restructuring charges	0	256	157	117	931
Impairment of goodwill and intangible assets	0	0	12,550	0	1,084

Total operating expenses	39,483	41,464	46,681	33,772	37,045

Operating income (loss) from continuing operations	4,104	296	(10,861)	2,090	(5,933)
Other income, net	1,666	5,378	100	195	602

Income (loss) before income taxes	5,770	5,674	(10,761)	2,285	(5,331)
Expense (benefit) for income taxes	1,158	2,332	(4,089)	604	(1,875)

Net income (loss) from continuing operations	4,612	3,342	(6,672)	1,681	(3,456)
Net loss from discontinued operations, net of tax benefit for income taxes	0	(91)	(2,587)	(1,497)	0

Net income (loss)	$4,612	$3,251	($9,259)	$184	($3,456)

Earnings (loss) per share from continuing operations:
Basic	$0.25	$0.19	$(0.38)	$0.10	$(0.20)
Diluted	$0.25	$0.18	$(0.38)	$0.09	$(0.20)

Loss per share from discontinued operations:
Basic	$—	$(0.01)	$(0.15)	$(0.09)	$—
Diluted	$—	$0.00	$(0.15)	$(0.08)	$—

Earnings (loss) per share :
Basic	$0.25	$0.18	$(0.53)	$0.01	$(0.20)
Diluted	$0.25	$0.18	$(0.53)	$0.01	$(0.20)

Weighted average shares:
Basic	18,159	17,797	17,402	17,186	17,408
Diluted	18,389	18,184	17,402	17,739	17,408

Dividends per common share	$0.16	$0.14	$0.12	$0.03	$0.00

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$60,009	$57,895	$51,139	$61,628	$61,144
Working capital	$88,573	$83,585	$74,486	$80,311	$78,860
Total assets	$131,669	$127,432	$128,570	$133,464	$130,565
Total stockholders’ equity	$115,515	$112,052	$108,145	$116,315	$116,655

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary presents a discussion and analysis of the Company’s financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2014 and 2013. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance investors understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects management’s insights with respect to known events and trends that have or may reasonably be expected to have a material effect on the Company’s operations and financial condition.

Our 2014 revenues increased by $2.9 million, or 2.8%, compared to 2013, due to higher RF Solutions segment revenue, primarily for engineering services. We recorded operating profit of $4.1 million in 2014, compared to $0.3 million in 2013. Operating profit improved due to higher profits within Connected Solutions and due to lower corporate general and administrative expenses.

Introduction

PCTEL delivers Performance Critical Telecom solutions. RF Solutions develops and provides test equipment, software and engineering services for wireless networks. The industry relies upon PCTEL to benchmark network performance, analyze trends, and optimize wireless networks. Connected Solutions designs and delivers performance critical antennas and site solutions for wireless networks globally. Our antennas support evolving wireless standards for cellular, private, and broadband networks. PCTEL antennas and site solutions support networks worldwide, including SCADA for oil, gas and utilities, fleet management, industrial operations, health care, small cell and network timing deployment, defense, public safety, education, and broadband access.

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

Effective January 1, 2013, we operate in two segments for reporting purposes. Our Connected Solutions segment includes our antenna and engineered site solutions and our RF Solutions segment includes our scanning receivers and related RF engineering services. Each segment has its own manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of our accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function.

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

Results of Operations for Continuing Operations

Years ended December 31, 2014, 2013, and 2012

(All amounts in tables, other than percentages, are in thousands)

REVENUES BY SEGMENT

	2014	$ Change	% Change	2013	$ Change	% Change	2012
Connected Solutions	$72,333	($1,890)	-2.5%	$74,223	$6,712	9.9%	$67,511
RF Solutions	35,113	4,803	15.8%	30,310	8,841	41.2%	21,469
Corporate	(282)	(2)	not meaningful	(280)	(149)	not meaningful	(131)

Total	$107,164	$2,911	2.8%	$104,253	$15,404	17.3%	$88,849

Revenues were approximately $107.2 million for the year ended December 31, 2014, an increase of 2.8% from the prior year. RF Solutions segment revenue increased $4.8 million (15.8%) due to the rapid growth of in-building wireless network expansion. Connected Solutions segment revenue decreased $1.9 million, or 2.5%. Within the Connected Solutions segment, revenue declined for antenna products, but increased for cellular kitting products.

Revenues were approximately $104.3 million for the year ended December 31, 2013, an increase of 17.3% from the prior year. RF Solutions segment revenue increased $8.8 million (41.2%) driven by higher carrier scanning receiver spending from a low point in 2012 and the growth of in-building wireless network expansion. Connected Solutions segment revenue increased $6.7 million, or 9.9%, of which $6.0 million, or 8.9%, is a result of having the site solutions products acquired in July 2012 for only half the year in 2012.

GROSS PROFIT BY SEGMENT

	2014	% of Revenues	2013	% of Revenues	2012	% of Revenues
Connected Solutions	$22,818	31.5%	$22,720	30.6%	$21,037	31.2%
RF Solutions	20,743	59.1%	19,018	62.7%	14,744	68.7%
Corporate	26	not meaningful	22	not meaningful	39	not meaningful

Total	$43,587	40.7%	$41,760	40.1%	$35,820	40.3%

Gross profit was 40.7% for the year ended December 31, 2014, higher by 0.6% compared to 2013. RF Solutions segment gross profit was 59.1%, a decrease of (3.6%). The increasing revenue generated by network engineering services contributed (4.9%) of the decrease in percent of revenue. Connected Solutions gross profit was 31.5%, higher by 0.9% compared to 2013. While the segment experienced margin pressure from fixed costs spread over lower revenue, it was more than offset by improvements made through our elimination of unprofitable site solutions products and customers, consolidating the site solutions factory into our Bloomingdale facility, and other supply chain improvements.

Gross profit was 40.1% for the year ended December 31, 2013, lower by 0.2% compared to 2012. RF Solutions segment gross profit was 62.7%, a decrease of (6.0%). The increasing revenue generated by network engineering services contributed (5.0%) of the decrease in a percent of revenue. Connected Solutions gross profit was 30.6%, lower by 0.6% compared to 2012.

OPERATING PROFIT BY SEGMENT

	2014	% of Revenues	2013	% of Revenues	2012	% of Revenues
Connected Solutions	$7,357	10.2%	$6,012	8.1%	($6,062)	-9.0%
RF Solutions	7,333	20.9%	7,248	23.9%	4,246	19.8%
Corporate	(10,586)	not meaningful	(12,964)	not meaningful	(9,045)	not meaningful

Total	$4,104	3.8%	$296	0.3%	($10,861)	-12.2%

Total operating profit improved by $3.8 million during the year ended December 31, 2014 compared to the prior year due to lower corporate expenses and due to higher operating profit for Connected Solutions. Connected Solutions operating profit improved by $1.3 million due to lower incentive plan expenses and lower intangible amortization expense. Corporate expenses for TelWorx related issues declined by $1.3 million for the year ended December 31, 2014, compared to the prior year. During 2014, we incurred $2.6 million related to legal expenses and other professional fees associated with the litigation with the TelWorx parties and for the related SEC investigation. During 2013, we incurred $1.3 million for legal expenses and other professional fees associated with the litigation with the TelWorx parties. Within the corporate functions, expenses for our short-term incentive plan (“STIP”) were lower by approximately $0.8 million for the year ended December 31, 2014 compared to the prior year. While our revenues and earnings improved during 2014, our STIP was based on plan goals for revenue and non-GAAP earnings, weighted 40% for revenues and 60% for non-GAAP earnings. Since we missed the plan goals significantly for revenues and non-GAAP earnings, the payout for the STIP was significantly less than target for 2014.

Operating profit improved by $11.1 million during the year ended December 31, 2013 compared to the prior year due to improved operating profit for both Connected Solutions and RF Solutions. Connected Solutions operating profit improved by $12.0 million primarily because 2012 included $12.5 million of impairment expense related to the goodwill from the TelWorx acquisition. RF Solutions operating profit improved primarily because of higher revenues during 2013 compared to the prior year.

CONSOLIDATED OPERATING EXPENSES

						% of Revenues
	2014	Change	2013	Change	2012	2014	2013	2012
Research and development	$11,736	$672	$11,064	$1,774	$9,290	11.0%	10.6%	10.5%
Sales and marketing	12,961	840	12,121	778	11,343	12.1%	11.6%	12.8%
General and administrative	12,819	(2,804)	15,623	4,641	10,982	12.0%	15.0%	12.4%
Amortization of intangible assets	1,967	(433)	2,400	41	2,359	1.8%	2.3%	2.7%
Restructuring charges	0	(256)	256	99	157	0.0%	0.2%	0.2%
Impairment of goodwill and intangible assets	0	0	0	(12,550)	12,550	0.0%	0.0%	14.1%

	$39,483	($1,981)	$41,464	($5,217)	$46,681	36.8%	39.8%	52.5%

RESEARCH AND DEVELOPMENT

Research and development expenses increased $0.7 million from 2013 to 2014. The increase is primarily due to investments in new scanning receiver technology within the RF Solutions segment.

Research and development expenses increased $1.8 million from 2012 to 2013. Approximately $1.4 million of the increase was for investments in scanning receiver technology within the RF Solutions segment and $0.4 million of the increase was for investments in antenna technology within the Connected Solutions segment.

We had 57, 63, and 58 full-time equivalent employees in research and development at December 31, 2014, 2013, and 2012, respectively.

SALES AND MARKETING

Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

Sales and marketing expenses increased $0.8 million from 2013 to 2014. The increase consisted of $0.5 million for engineering services and $0.3 million for scanning receivers.

Sales and marketing expenses increased $0.8 million from 2012 to 2013. The increase was primarily due to the addition of $0.4 million of sales expenses associated with the business acquired from the TelWorx acquisition with the remaining increase higher incentive plan expense on higher revenue.

We had 65, 58, and 70 full-time equivalent employees in sales and marketing at December 31, 2014, 2013, and 2012, respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses decreased $2.8 million from 2013 to 2014 due to lower legal and professional services, lower short-term incentive plan expenses, and lower IT expenses for the Enterprise Resource Planning (“ERP”) system. During 2014, we incurred $1.3 million related to legal expenses and other professional fees associated with the litigation with the TelWorx parties and for the SEC investigation. During 2013, we incurred $2.6 million for legal expenses and other professional fees associated with the litigation with the TelWorx parties. (See the section below entitled “Other Income, Net” for the insurance proceeds received by us as reimbursement for our expenses related to SEC investigation. Expenses for the short-term incentive plan declined by $1.1 million in 2014 compared to the prior year.

General and administrative expenses increased $4.6 million from 2012 to 2013. $1.4 million of this increase was attributed to higher incentive plan expenses. In 2012, the incentive plan accrual was zero. The remaining increase was attributed to expenses related to the TelWorx investigation, partially offset by the decline in the implementation costs for our Enterprise Resource Planning (“ERP”) system. The project for the ERP system was completed during 2012.

We had 43, 38, and 37 full-time equivalent employees in general and administrative functions at December 31, 2014, 2013, and 2012, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense was approximately $2.0 million in 2014 compared to $2.4 million in 2013. Expense decreased by $0.4 million due to assets being fully amortized as of the year ended 2013.

Amortization expense was approximately the same in 2013 compared to 2012. Expense increased by $0.1 million due to the full year of amortization for the assets acquired from TelWorx in July 2012, and expense decreased by $0.1 million due to assets being fully amortized as of the year ended 2012.

RESTRUCTURING CHARGES

During the second and third quarters of 2013, we integrated the TelWorx business with our Connected Solutions segment. The kitting and order fulfillment operations in North Carolina were consolidated into our Bloomingdale, Illinois facility. As part of the integration, we separated 18 employees resulting in restructuring expense of $0.3 million consisting of employee related costs and asset disposals.

The 2012 restructuring expense relates to reduction in headcount in our Bloomingdale facility. During the third quarter 2012, we eliminated 12 positions in our manufacturing organization. The restructuring expense of $0.2 million consisted of severance and payroll related benefits.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

We recorded no goodwill impairments in 2014 or 2013.

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

See the discussion of this goodwill impairment within the critical accounting estimates section of this Item 7.

OTHER INCOME, NET

	2014	2013	2012
Settlement income	$1,005	$4,330	$0
Insurance proceeds	639	1,024	0
Interest income	85	73	122
Foreign exchange losses	(49)	(26)	(31)
Other, net	(14)	(23)	9

	$1,666	$5,378	$100

Percentage of revenues	1.6%	5.2%	0.1%

Other income, net consists of interest income, foreign exchange gains and losses, insurance proceeds, and income from legal settlements.

For the year ended December 31, 2014, settlement income includes $0.9 million related to legal settlements with professional service firms that assisted the TelWorx parties with the sale of the business to PCTEL. We received $0.6 million in insurance proceeds related to claims for legal and professional expenses for the SEC investigation of TelWorx. The legal expenses and professional fees related to the insurance claim were recorded in general and administrative expenses. We recorded interest income of $85 and foreign exchange losses of $49 during the year ended December 31, 2014.

For the year ended December 31, 2013, other income includes $4.3 million related to the TelWorx settlement we received in the first quarter of 2013 and $1.0 million related to insurance proceeds for claims related to legal and professional expenses for the SEC investigation of TelWorx. The legal expenses and professional fees related to the insurance claim were recorded in general and administrative expenses. We recorded interest income of $73 and foreign exchange losses of $26 during the year ended December 31, 2013.

For the year ended December 31, 2012, other income, net consisted of interest income of $122 and foreign exchange losses of $31.

EXPENSE (BENEFIT) FOR INCOME TAXES

	2014	2013	2012
Expense (benefit) expense for income taxes	$1,158	$2,332	($4,089)
Effective tax rate	20.1%	41.1%	38.0%

The effective tax rate differed from the statutory Federal rate of 34.0% by approximately 14.0% during 2014 primarily due to reversals of reserves for uncertain tax positions related to research credits and foreign withholding taxes. The effective tax rate differed from the statutory Federal rate of 34% by approximately 7.0% during 2013 due to state income taxes and a state rate change for deferred tax assets. The effective tax rate differed from the statutory Federal rate of 34% by approximately 4.0% during 2012 primarily because of state income taxes.

At December 31, 2014, we had net deferred tax assets of $12.0 million and a valuation allowance of $0.6 million against the deferred tax assets. We maintain a valuation allowance due to uncertainties regarding realizability. The valuation allowance at December 31, 2014 relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income, and the carryback available to offset against prior year gains. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance.

DISCONTINUED OPERATIONS

	2014	2013	2012
Net loss from discontinued operations, net of tax benefit	$0	($91)	($2,587)

The net loss from discontinued operations for the year ended December 31, 2013 includes operating expenses of PCTEL Secure net of income taxes. The net loss for the year ended December 31, 2012 includes operating expenses and the noncontrolling interest of PCTEL Secure, net of income taxes, as well as the adjustments to the redemption value of redeemable equity. There has been no activity with PCTEL Secure since the sale of the business in April 2013.

Liquidity and Capital Resources

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$4,612	$3,251	($9,259)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	8,720	9,727	17,450
Changes in operating assets and liabilities	(5,356)	(1,575)	(2,009)

Net cash provided by operating activities	7,976	11,403	6,182
Net cash used in investing activities	(6,014)	(5,465)	(3,590)
Net cash used in financing activities	(3,314)	(1,748)	(1,624)

Cash and cash equivalents at the end of the year	$20,432	$21,790	$17,543
Short-term investments at the end of the year	39,577	36,105	33,596
Working capital at the end of the year	$88,573	$83,585	$74,486

Liquidity and Capital Resources Overview

At December 31, 2014, our cash, cash equivalents, and investments were approximately $60.0 million and we had working capital of approximately $88.6 million. Our primary source of liquidity is cash provided by operations, with short term swings in liquidity supported by a significant balance of cash and short-term investments. The balance has fluctuated with cash from operations, acquisitions and divestitures, implementation of a new ERP system, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. We expect this historical trend to continue in the future.

Within investing activities, capital spending historically ranges between 2.0% and 5.0% of our revenues and the primary use of capital is for manufacturing and development engineering requirements. Our capital expenditures during the year ended December 31, 2014 was approximately 2.4% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

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

Operating Activities:

We generated $8.0 million of funds from operating activities during the year ended December 31, 2014. Cash from operations consisted of approximately $13.3 million of cash generated from our income statement, offset by approximately $5.3 million of cash used within our balance sheet. Within our income statement activities, we used $1.0 million for payroll taxes related to stock-based compensation. The tax payments related to our stock issued for restricted stock awards. On the balance sheet, we used cash of $5.3 million due to higher in accounts receivable. Accounts receivable increased due to higher revenues during the quarter ended December 31, 2014 compared to quarter ended December 31, 2013 and due to the timing of revenues with the quarters. Revenues were $3.4 million higher for the three months ended December 31, 2014 versus the comparable period in 2013. We used cash of

$1.9 million from the increase of inventories. Our inventories were higher for RF Solutions due to the introduction of new products, and our inventories were higher for Connected Solutions to meet the demand for shipments in the first quarter 2015. We generated cash of $1.1 million within the balance sheet due to higher accounts payable. Accounts payable increased due to increases in inventories and due to the timing of vendor purchases during the year ended December 31, 2014 compared to the year ended December 31, 2013.

We generated $11.4 million of funds from operating activities during the year ended December 31, 2013. We generated approximately $12.9 million of cash from our income statement but used $1.5 million of cash from our balance sheet. Within our income statement activities, we used $1.1 million for payroll taxes related to stock-based compensation. The tax payments related to our stock issued for restricted stock awards and performance shares. On the balance sheet, we used cash of $6.1 million for the contraction of accounts payable. Accounts payable declined due to reductions in inventories and due to the timing of vendor purchases during the year ended December 31, 2013 compared to the year ended December 31, 2012. We generated cash of $3.1 million from the reduction of inventories. We managed our RF Solutions inventory down from higher than normal inventory levels at year end 2012. We also lowered our site solutions inventory as a result of the integration of the Lexington business with the operations in Bloomingdale.

We generated $6.2 million of funds from operating activities during the year ended December 31, 2012. We generated $7.0 million of funds from our income statement and used $0.8 million of funds from changes in the balance sheet. Within the balance sheet, inventories increased by $2.4 million because of purchases to meet higher revenues in 2012 and because our supply chain expanded with more of our production taking place in China. Our accounts receivable increased by $2.9 million due to increased revenues in the fourth quarter 2012 compared to the prior year fourth quarter. Our prepayments were lower by $0.9 million during 2012 primarily because we received a federal income tax refund of $1.3 million. The increase in accounts payable and accrued liabilities of $2.3 million was due to the higher inventory purchases in 2012 compared to 2011.

Investing Activities:

Our investing activities used $6.0 million of cash during the year ended December 31, 2014 as we used $3.5 million of cash for investments and used $2.5 million for capital expenditures. Redemptions and maturities of our investments in short-term bonds during the year ended December 31, 2014 provided $55.1 million in funds. We rotated $58.6 million of cash into new short-term bonds during the year ended December 31, 2014.

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

We used $3.6 million of cash during the year ended December 31, 2012 for investing activities. During the year ended December 31, 2012, we used $16.0 million for the acquisition of assets from TelWorx. We used $3.4 million for capital expenditures which included $1.7 million for the implementation of a new ERP system. The new system was completed in August 2012 and standardized and upgraded our business information systems. Our net cash provided by investments in municipal bonds, U.S. Government Agency bonds, and corporate bonds was $15.8 million during the year ended December 31, 2012 as redemptions and maturities of our investments provided $77.7 million but we rotated $61.9 million of cash into new short and long-term investments.

Financing Activities:

We used $3.3 million in cash for financing activities during the year ended December 31, 2014. We paid $3.0 million for quarterly cash dividends and used $1.6 million to repurchase shares in the stock repurchase program. We received $1.3 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.

We used $1.7 million in cash for financing activities during the year ended December 31, 2013. We paid $2.6 million for quarterly cash dividends and used $0.4 million to repurchase shares in the stock repurchase program. We received $1.3 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.

Our financing activities used $1.6 million in cash during the year ended December 31, 2012. We paid $2.2 million for quarterly cash dividends paid during 2012 and we received $0.6 million from shares purchased through the ESPP during 2012.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at December 31, 2014 for office and product assembly facility leases, office equipment leases and purchase obligations, and the effect such obligations are expected to have on the liquidity and cash flows in future periods (in thousands):

		Payments Due by Period
		Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases:
Facility	(a)	$3,470	$880	$1,989	$601	$0
Equipment	(b)	$344	$109	$208	$27	$0
Purchase obligations	(c)	$9,278	$9,278	$0	$0	$0

Total		$13,092	$10,267	$2,197	$628	$0

(a)	Future payments for the lease of office and production facilities.
(b)	Future payments for the lease of office equipment.
(c)	Includes purchase orders or contracts for the purchase of inventory, as well as for other goods and services, in the ordinary course of business, and excludes the balances for purchases currently recognized as liabilities on the balance sheet.

At December 31, 2014, we had a liability of $2.0 million related to payments for our executive deferred compensation plan (“EDCP”). This liability was paid in January 2015. See note 13 of the consolidated financial statements for more information on the EDCP.

As of December 31, 2014, we had obligations through 2019 for capital leases of $189 related to office and manufacturing equipment. See note 8 of the consolidated financial statements for more information on capital leases.

We have a liability related to uncertain positions for income taxes of $0.8 million at December 31, 2014. We do not know when this obligation will be paid.

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

Revenue Recognition - We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured. We recognize revenue for sales of products when title transfers, which is predominantly upon shipment from the factory. For products shipped on consignment, we recognize revenue upon delivery from the consignment location. Revenue recognition is also based on estimates of product returns, allowances, discounts, and other factors. These estimates are based on historical data. We believe that the estimates used are appropriate, but differences in actual experience or changes in estimates may affect future results. We recognize revenue for our network engineering services under the completed performance method. Most services occur in one week or less, and revenue is generally recognized when the engineering reports are completed and issued to the customer.

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

Our operations have international subsidiaries located in China, United Kingdom and Israel, as well as an international branch office located in Hong Kong. The complexities brought on by operating in several different tax jurisdictions inevitably lead to an increased exposure to worldwide taxes. Should review of the tax filings result in unfavorable adjustments to our tax returns, the operating results, cash flows, and financial position could be materially and adversely affected.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, which requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. The new accounting standard is effective as of December 31, 2016 and we do not expect it to have an impact on the financial statement disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 was issued to clarify that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The adoption of ASU No. 2014-12 is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 which introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update is effective in the first quarter of 2015. We do not expect the new guidance to have a material impact on our consolidated financial statements.

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

Due to changes in interest rates, our future investment income may fall short of expectations. A hypothetical increase or decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at December 31, 2014. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

Foreign Currency Risk

We are exposed to currency fluctuations due to our foreign operations and because we sell our products internationally. We manage the sensitivity of our international sales by denominating the majority of transactions in U.S. dollars. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would not have changed by a material amount for the year ended December 31, 2014. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Our exposure to foreign exchange rate fluctuations, however, arises in part from translation of the financial statements of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

We had $0.5 million of cash in foreign bank accounts at December 31, 2014. As of December 31, 2014, we had no intention of repatriating the cash in our foreign bank accounts to the U.S. If we decide to repatriate the cash in foreign bank accounts, we may experience difficulty in repatriating it in a timely manner. We may also be exposed to foreign currency fluctuations and taxes if we repatriate these funds.

Credit Risk

The financial instruments that potentially subject us to credit risk consist primarily of trade receivables. For trade receivables, credit risk is the potential for a loss due to a customer not meeting its payment obligations. Our customers are concentrated in the wireless communications industry. Estimates are used in determining an allowance for amounts which we may not be able to collect, based on current trends, the length of time receivables are past due and historical collection experience. Provisions for and recovery of bad debts are recorded as sales and marketing expense in the consolidated statements of operations. We perform ongoing evaluations of customers’ credit limits and financial condition. Generally, we do not require collateral from customers. No customer’s accounts receivable balance represented 10% or greater of gross accounts receivable at December 31, 2014 or December 31, 2013. Our allowances for potential credit losses have historically been adequate compared to actual losses. No customers represented 10% of our revenues for the years ended December 31, 2014, December 31, 2013 or December 31, 2012.

Item 8:	Financial Statements and Supplementary Data

PCTEL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PCTEL, Inc.

We have audited the accompanying consolidated balance sheets of PCTEL, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCTEL Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Chicago, Illinois

March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PCTEL, Inc.

We have audited the internal control over financial reporting of PCTEL, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Chicago, Illinois

March 13, 2015

PCTEL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$20,432	$21,790
Short-term investment securities	39,577	36,105
Accounts receivable, net of allowance for doubtful accounts of $121 and $130 at December 31, 2014 and December 31, 2013, respectively	23,874	18,603
Inventories, net	16,358	14,535
Deferred tax assets, net	2,281	1,629
Prepaid expenses and other assets	1,757	3,166

Total current assets	104,279	95,828
Property and equipment, net	14,842	14,971
Goodwill	161	161
Intangible assets, net	2,637	4,604
Deferred tax assets, net	9,710	11,827
Other noncurrent assets	40	41

TOTAL ASSETS	$131,669	$127,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,495	$4,440
Accrued liabilities	10,211	7,803

Total current liabilities	15,706	12,243

Other long-term liabilities	448	3,137

Total liabilities	16,154	15,380

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,571,419 and 18,566,119 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	19	19
Additional paid-in capital	145,462	143,572
Accumulated deficit	(30,101)	(31,748)
Accumulated other comprehensive income	135	209

Total stockholders’ equity	115,515	112,052

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,669	$127,432

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
REVENUES	$107,164	$104,253	$88,849
COST OF REVENUES	63,577	62,493	53,029

GROSS PROFIT	43,587	41,760	35,820

OPERATING EXPENSES:
Research and development	11,736	11,064	9,290
Sales and marketing	12,961	12,121	11,343
General and administrative	12,819	15,623	10,982
Amortization of intangible assets	1,967	2,400	2,359
Restructuring charges	0	256	157
Impairment of goodwill and other intangible assets	0	0	12,550

Total operating expenses	39,483	41,464	46,681

OPERATING INCOME (LOSS)	4,104	296	(10,861)
Other income, net	1,666	5,378	100

INCOME (LOSS) BEFORE INCOME TAXES	5,770	5,674	(10,761)
Expense (benefit) for income taxes	1,158	2,332	(4,089)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	4,612	3,342	(6,672)
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT	0	(91)	(2,587)

NET INCOME (LOSS)	$4,612	$3,251	($9,259)

Earnings (Loss) per Share from Continuing Operations:
Basic	$0.25	$0.19	($0.38)
Diluted	$0.25	$0.18	($0.38)

Loss per Share from Discontinued Operations:
Basic	$0.00	($0.01)	($0.15)
Diluted	$0.00	$0.00	($0.15)

Earnings (Loss) per Share:
Basic	$0.25	$0.18	($0.53)
Diluted	$0.25	$0.18	($0.53)

Weighted Average Shares:
Basic	18,159	17,797	17,402
Diluted	18,389	18,184	17,402

Cash dividend per share	$0.16	$0.14	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
NET INCOME (LOSS)	$4,612	$3,251	($9,259)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(74)	61	27

COMPREHENSIVE INCOME (LOSS)	$4,538	$3,312	($9,232)

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of PCTEL, Inc.
BALANCE, JANUARY 1, 2012	$18	$137,117	($20,941)	$121	$116,315

Stock-based compensation expense	1	2,991	0	0	2,992
Issuance of shares for stock purchase and option plans	0	578	0	0	578
Cancellation of shares for payment of withholding tax	0	(1,204)	0	0	(1,204)
Tax effect from stock based compensation	0	6	0	0	6
Adjustment to temporary equity for PCTEL Secure	0	0	(648)	0	(648)
Adjustment to tax basis of PCTEL Secure	0	361	0	0	361
Dividend paid	0	8	(2,210)	0	(2,202)
Net loss	0	0	(8,611)	0	(8,611)
Purchase of 49% interest in PCTEL Secure	0	531	0	0	531
Change in cumulative translation adjustment, net	0	0	0	27	27

BALANCE at DECEMBER 31, 2012	$19	$140,388	($32,410)	$148	$108,145

Stock-based compensation expense	0	3,441	0	0	3,441
Issuance of shares for stock purchase and option plans	1	1,265	0	0	1,266
Cancellation of shares for payment of withholding tax	(1)	(1,097)	0	0	(1,098)
Repurchase of common stock	0	(435)	0	0	(435)
Dividend paid	0	10	(2,589)	0	(2,579)
Net income	0	0	3,251	0	3,251
Change in cumulative translation adjustment, net	0	0	0	61	61

BALANCE at DECEMBER 31, 2013	$19	$143,572	($31,748)	$209	$112,052

Stock-based compensation expense	0	3,276	0	0	3,276
Issuance of shares for stock purchase and option plans	1	1,091	0	0	1,092
Cancellation of shares for payment of withholding tax	0	(1,037)	0	0	(1,037)
Tax effect from stock based compensation	0	203	0	0	203
Repurchase of common stock	(1)	(1,651)	0	0	(1,652)
Dividend paid	0	8	(2,965)	0	(2,957)
Net income	0	0	4,612	0	4,612
Change in cumulative translation adjustment, net	0	0	0	(74)	(74)

BALANCE at DECEMBER 31, 2014	$19	$145,462	($30,101)	$135	$115,515

The accompanying notes are an integral part of these consolidated financial statements

PCTEL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating Activities:
Net income (loss)	$4,612	$3,251	($9,259)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	0	91	2,587
Depreciation and amortization	4,806	5,070	4,791
Impairment charges	0	0	12,550
Stock based compensation	3,276	3,440	2,986
(Gain) loss on disposal/sale of property and equipment	9	(27)	4
Restructuring costs	0	86	0
Payment of withholding tax on stock based compensation	(1,037)	(1,098)	(1,204)
Deferred tax expense	1,666	2,165	(4,264)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,301)	1	(2,870)
Inventories	(1,870)	3,092	(2,361)
Prepaid expenses and other assets	1,406	596	863
Accounts payable	1,050	(6,149)	3,857
Income taxes payable	(79)	(61)	71
Other accrued liabilities	(1,625)	807	(1,550)
Deferred revenue	1,063	139	(19)

Net cash provided by operating activities	7,976	11,403	6,182

Investing Activities:
Capital expenditures	(2,542)	(2,959)	(3,381)
Proceeds from disposal of property and equipment	0	3	0
Purchase of investments	(58,629)	(72,010)	(61,927)
Redemptions/maturities of short-term investments	55,157	69,501	77,718
Purchase of assets/businesses, net of cash acquired	0	0	(16,000)

Net cash used in investing activities	(6,014)	(5,465)	(3,590)

Financing Activities:
Proceeds from issuance of common stock	1,092	1,266	578
Payments for repurchase of common stock	(1,652)	(435)	0
Tax benefit from stock option exercises	203	0	0
Cash dividend	(2,957)	(2,579)	(2,202)

Net cash used in financing activities	(3,314)	(1,748)	(1,624)

Cash flows from discontinued operations:
Net cash used in operating activities	0	(17)	(1,136)
Net cash provided by investing activities	0	1	(1,731)
Net cash provided by financing activities	0	0	0

Net (decrease) increase in cash and cash equivalents	(1,352)	4,174	(1,899)
Effect of exchange rate changes on cash	(6)	57	40
Cash and cash equivalents, beginning of year	21,790	17,559	19,418

Cash and Cash Equivalents, End of Year	20,432	$21,790	$17,559

Other information:
Cash paid (refunds received) for income taxes	199	232	(1,288)
Cash paid for interest	14	16	3
Non-cash investing and financing information:
Increases (decreases) to deferred stock compensation, net	12	(1,968)	(616)
Issuance of restricted common stock, net of cancellations	431	(703)	912
Purchase of assets under capital leases	189	0	0

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended: December 31, 2014

(in thousands)

1. Organization and Summary of Significant Accounting Policies

Nature of Operations

PCTEL, Inc. (“PCTEL”, the “Company”, “we”, “ours”, and “us”) delivers Performance Critical Telecom solutions. RF Solutions develops and provides test equipment, software and engineering services for wireless networks. The industry relies upon PCTEL to benchmark network performance, analyze trends, and optimize wireless networks. Connected Solutions designs and delivers performance critical antennas and site solutions for wireless networks globally. Our antennas support evolving wireless standards for cellular, private, and broadband networks. PCTEL antennas and site solutions support networks worldwide, including SCADA for oil, gas and utilities, fleet management, industrial operations, health care, small cell and network timing deployment, defense, public safety, education, and broadband access.

Segment Reporting

Effective January 1, 2013, PCTEL operates in two segments for reporting purposes, RF Solutions and Connected Solutions. As of January 1, 2013, the Company’s chief operating decision maker uses the profit and loss results through operating profit and identified assets for the Connected Solutions and RF Solutions segments to make operating decisions. Each segment has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment.

For the year ended December 31, 2012, the Company operated in two different segments, PCTEL Secure, LLC and the rest of the Company. The Company’s chief operating decision maker used the profit and loss results and the assets to make operating decisions. The 2012 segment information presented in the financial statements has been presented on a retrospective basis reflecting the Connected Solutions and RF Solution segments on a consistent basis with the current period.

Connected Solutions Segment

Connected Solutions designs and delivers performance critical antennas and site solutions for wireless networks globally. The Company’s antennas and site solutions support networks worldwide, including SCADA (“Supervisory Control and Data Acquisition”) for oil, gas and utilities, fleet management, industrial operations, health care, small cell and network timing deployment, defense, public safety, education, and broadband access. PCTEL’s performance critical MAXRAD® and Bluewave™ antenna solutions include high rejection and high performance GPS and GNSS products, the industry leading Yagi portfolio, mobile and indoor LTE, broadband, and LMR antennas and PIM-rated antennas for transit, in-building, and small cell applications. The Company provides performance critical mobile towers for demanding emergency and oil and gas network applications and leverage our design, logistics, and support capabilities to deliver performance critical site solutions into carrier, railroad, and utility applications. Revenue growth for antenna and site solutions is primarily driven by the increased use of wireless communications in these vertical markets. PCTEL’s antenna and site solution products are primarily sold through distributors, value-added resellers, and original equipment manufacturer (“OEM”) providers. The current antenna and site solutions product portfolio and expansion into these vertical markets resulted from organic growth and a series of six acquisitions, the most recent being the acquisition of certain assets of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC, and TowerWorx International, Inc. (collectively “TelWorx”), in July 2012.

There are many competitors for antenna products, as the market is highly fragmented. Competitors include Laird (Cushcraft, Centurion, and Antennex brands), Mobile Mark, Radiall/Larsen, Comtelco, Wilson, Commscope (Andrew products), Kathrein, among others. The Company seeks out product applications that command a premium for product performance and customer service, and avoid commodity markets.

PCTEL maintains expertise in several technology areas in order to be competitive in the antenna engineered site solutions market. These include radio frequency engineering, mobile antenna design and manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

RF Solutions Segment

RF Solutions develops and provides performance critical test equipment, software, and engineering services for wireless networks. The industry relies upon PCTEL to benchmark network performance, analyze trends, and optimize wireless networks. SeeGull® scanning receivers are used around the world for indoor and drive test applications, including baseline testing, acceptance testing, competitive benchmarking, spectrum clearing, troubleshooting, and network optimization. SeeGull scanning receivers provide high quality real-world RF measurements needed to build, tune, troubleshoot, and expand commercial wireless networks. The Company’s highly-trained engineering services team uses state-of-the-art test, measurement, and design tools to provide engineering services for in-building and outdoor networks. Our engineering services team (“NES”), which commenced in 2011 with the acquisition of certain assets from Envision Wireless Inc. (“Envision”), provides wireless network testing, optimization, design, integration, and consulting services, with an emphasis on in-building distributed antenna systems (“DAS”). Revenue growth for the segment’s products and services is driven by the deployment of products based on new wireless technology and the need for wireless networks to be tuned and reconfigured on a regular basis. Scanning receiver products are sold primarily through test and measurement value -added resellers and to a lesser extent directly to network operators. Competitors for these products are OEMs such as JDS Uniphase, Rohde and Schwarz, Anritsu, Digital Receiver Technology, and Berkley Varitronics.

On February 27, 2015, PCTEL, Inc., acquired substantially all of the assets of, and assumed certain specified liabilities of, Nexgen Wireless, Inc., an Illinois corporation (“Nexgen”), pursuant to an Asset Purchase Agreement dated as of February 27, 2015 (the “Acquisition Agreement”) among PCTEL, Nexgen, Bhumika Thakkar 2012 Irrevocable Trust Number One, Bhumika Thakkar 2012 Irrevocable Trust Number Two, and Jigar Thakkar and Bhumika Thakkar.

The business of Nexgen is based in Schaumburg, Illinois. Nexgen provides Meridian™, a network analysis tool portfolio, and engineering services. Nexgen’s Meridian software product portfolio translates real-time network performance data into engineering actions to optimize operator performance. Meridian, with its modules of Network IQ™, Subscriber IQ™, and Map IQ™, supports crowd-based, cloud-based data analysis to enhance network performance. Nexgen provides performance engineering, specialized staffing, and trend analysis for carriers, infrastructure vendors, and neutral hosts for 2G, 3G, 4G, and LTE networks. Refer to footnote 17 related to subsequent events for more information on the Nexgen acquisition.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the year-end exchange rate for assets and liabilities and average monthly rates for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the consolidated statements of operations. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $49, $26, and $31 in the years ended December 31, 2014, 2013, and 2012, respectively.

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

Cash and Cash Equivalents and Investments

The Company’s cash and investments consist of the following:

	December 31, 2014	December 31, 2013

Cash	$19,731	$19,734
Cash equivalents	701	2,056
Short-term investments	39,577	36,105

	$60,009	$57,895

Cash and Cash equivalents

At December 31, 2014, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At December 31, 2014 and 2013, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 under the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. Government Agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable amount of $250.

At December 31, 2014, the Company had $19.7 million in cash and $0.7 million in cash equivalents and at December 31, 2013, the Company had $19.7 million in cash and $2.1 million in cash equivalents. The Company had $0.5 million and $1.0 million of cash and cash equivalents in foreign bank accounts at December 31, 2014 and at December 31, 2013. As of December 31, 2014, the Company has no intentions of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds. The Company’s cash in its foreign bank accounts is not insured.

Investments

At December 31, 2014 and 2013, the Company’s short-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, AA or higher rated corporate bonds and certificates of deposit, all classified as held-to-maturity. At December 31, 2014, the Company’s short-term investments also included mutual funds classified as available-for-sale and recorded at fair value.

At December 31, 2014, the Company had invested $13.5 million in U.S. government agency bonds, $11.8 million in certificates of deposit, $7.2 million in AA rated or higher corporate bond funds, $5.2 million in pre-refunded municipal bonds and taxable bond funds, and $2.0 million in mutual funds. The income and principal from the pre-refunded municipal bonds is secured by an irrevocable trust of U.S. Treasury securities. The bonds have original maturities greater than 90 days and mature in 2015. The Company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains (losses) were approximately $(5) and $15 at December 31, 2014 and December 31, 2013, respectively. Approximately 5% of the Company’s bonds were protected by bond default insurance at December 31, 2014 and 2013, respectively.

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

Cash equivalents and Level 1 and Level 2 investments measured at fair value were as follows:

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other cash equivalents	$701	$0	$0	$701	$2,056	$0	$0	$2,056
Investments:
US government agency bonds	0	13,502	0	13,502	0	6,291	0	6,291
Certificates of deposit	11,782	0	0	11,782	5,360	0	0	5,360
Corporate bonds	0	7,155	0	7,155	0	7,269	0	7,269
Pre-refunded municipal bonds	0	5,162	0	5,162	0	17,200	0	17,200
Mutual funds	1,971	0	0	1,971	0	0	0	0

Total	$14,454	$25,819	$0	$40,273	$7,416	$30,760	$0	$38,176

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms for most customers that range between 30 and 60 days. The Company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $0.1 million at December 31, 2014 and 2013. The provision for doubtful accounts is included in sales and marketing expense in the consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing. Inventories as of December 31, 2014 and 2013 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The Company had consigned inventory of $0.8 million and $1.1 million at December 31, 2014 and 2013,

38

respectively. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage. Obsolete reserves are based on our identification of inventory where carrying value is above net realizable value. The allowance for inventory losses was $1.8 million and $1.9 million as of December 31, 2014 and 2013, respectively.

Inventories consisted of the following:

	December 31, 2014	December 31, 2013

Raw materials	$10,160	$9,241
Work in process	915	716
Finished goods	5,283	4,578

Inventories, net	$16,358	$14,535

Prepaid and other current assets

Prepaid assets are stated at cost and are amortized over the useful lives (up to one year) of the assets.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The Company depreciates computers over three to five years, office equipment, manufacturing and test equipment and motor vehicles over five years, furniture and fixtures over seven years, and buildings over 30 years. Leasehold improvements are amortized over the shorter of the corresponding lease term or useful life. Depreciation expense and gains and losses on the disposal of property and equipment are included in cost of sales and operating expenses in the consolidated statements of operations. Maintenance and repairs are expensed as incurred.

Property and equipment consisted of the following:

	December 31, 2014	December 31, 2013

Building	$6,229	$6,207
Computers and office equipment	10,435	9,818
Manufacturing and test equipment	11,880	10,415
Furniture and fixtures	1,214	1,204
Leasehold improvements	909	837
Motor vehicles	117	117

Total property and equipment	30,784	28,598
Less: Accumulated depreciation and amortization	(17,712)	(15,397)
Land	1,770	1,770

Property and equipment, net	$14,842	$14,971

Depreciation and amortization expense was approximately $2.8 million, $2.7 million, and $2.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. Amortization for capital leases is included in depreciation and amortization expense. See Note 8 for information related to capital leases.

Liabilities

Accrued liabilities consisted of the following:

	December 31, 2014	December 31, 2013
Inventory receipts	$2,471	$1,489
Executive deferred compensation	2,043	0
Payroll, bonuses, and other employee benefits	1,539	3,267
Deferred revenues	1,262	199
Paid time off	1,247	1,154
Employee stock purchase plan	314	292
Warranties	304	305
Income and sales taxes	266	159
Professional fees and contractors	223	584
Real estate taxes	181	160
Other	361	194

Total	$10,211	$7,803

Long-term liabilities consisted of the following:

	December 31, 2014	December 31, 2013
Deferred rent	$258	$278
Long-term obligations under capital leases	135	0
Deferred revenues	55	86
Reserve for uncertain tax positions	0	865
Executive deferred compensation	0	1,908

	$448	$3,137

Revenue Recognition

The Company sells antennas, site solutions, and scanning receiver products, and provides network engineering services. The Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

The Company recognizes revenue for sales of its products when title transfers, which is predominantly upon shipment from its factory. For products shipped on consignment, the Company recognizes revenue upon delivery from the consignment location. The Company allows its major antenna product distributors to return product under specified terms and conditions and accrues for product returns. The Company recognizes revenue for its network engineering services under the completed performance method. Most services occur in one week or less, and revenue is generally recognized when the engineering reports are completed and issued to the customer.

Research and Development Costs

The Company expenses research and development costs as incurred. To date, the Company has expensed all software development costs related to research and development because the costs incurred subsequent to the products reaching technological feasibility were not significant.

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $175, $166, and $150 in each of the fiscal years ended December 31, 2014, 2013, and 2012, respectively.

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

Goodwill

The Company performs an annual impairment test of goodwill as of the end of the first month of the fiscal fourth quarter (October 31st), or at an interim date if an event occurs or if circumstances change that would indicate that an impairment loss may have been incurred. In performing the annual impairment test, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If the qualitative assessment is indicative of possible impairment, then a two-step quantitative fair value assessment is performed at the reporting unit level. In the first step, the fair value of each reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment.

The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions in determining a reporting unit’s fair value. The Company calculates the fair value of each reporting unit by using a blended analysis of the present value of future discounted cash flows and the market approach of valuation. The discounted cash flow method requires the Company to use estimates and judgments about the future cash flows of the reporting units. Although the Company bases cash flow forecasts on assumptions that are consistent with plans and estimates the Company uses to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units, including markets and market share, sales volumes and mix, research and development expenses, tax rates, capital spending, discount rate and working capital changes. Cash flow forecasts are based on reporting unit operating plans for the early years and business projections in later years. The market approach is based on a comparison of the Company to comparable publicly traded firms in similar lines of business. This method requires the Company to use estimates and judgments when determining comparable companies. The Company assesses such factors as size, growth, profitability, risk and return on investment. The Company believes the accounting estimate related to the valuation of goodwill is a critical accounting estimate because it requires us to make assumptions that are highly uncertain about the future cash flows of the reporting units. Changes in these estimates can have a material impact on the Company’s financial statements.

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

As of October 31, 2014 and 2013, respectively the Company performed a qualitative analysis of goodwill and concluded that there was no triggering event that would necessitate a two-step goodwill impairment test.

The Company recognized goodwill of $12.5 million with the acquisition of assets from TelWorx in July 2012. Goodwill recorded in connection with this acquisition was primarily attributable to the synergies expected to arise after the Company’s acquisition of the business and the assembled workforce of the acquired business. During the fourth quarter 2012, the Company recorded goodwill impairment of this $12.5 million based on the results from the annual test of goodwill impairment. Specifically, the projected 2013 base revenue declined 17% from the projections utilized in the purchase accounting fair value of the TelWorx assets at the acquisition date. The projected revenue, anticipated margins, and future cash flows of the business were significantly lower at the annual goodwill test date than at the acquisition date. The Company considered this revenue decline at the annual goodwill test date to be an indicator of goodwill impairment requiring the performance of the two-step quantitative fair value assessment, which resulted in a net present value of future cash flows that did not support a goodwill carrying value for this reporting unit.

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

The Company had no assets for continuing operations measured at fair value on a non-recurring basis at December 31, 2014 and 2013.

The following table presents assets for continuing operations measured at fair value on a non-recurring basis at December 31, 2012:

	Level 1	Level 2	Level 3	Loss
Intangible assets - RF Solutions	$0	$0	$161	$0
Intangible assets - Connected Solutions	$0	$0	$0	($12,550)

Total	$0	$0	$161	($12,550)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, which requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. The new accounting standard is effective as of December 31, 2016, and the Company does not expect it to have an impact on its financial statement disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 was issued to clarify that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The adoption of ASU No. 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 which introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

2. Earnings (Loss) per Share

The Company computes earnings per share data under two different disclosures, basic and diluted, for all periods in which statements of operations are presented. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, less shares subject to repurchase. Diluted earnings (loss) per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method. Common stock options are excluded from the computation of diluted earnings per share if their effect is anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share:

	Years Ended December 31,
	2014	2013	2012
Basic Earnings (Loss) Per Share computation:
Numerator:
Net income (loss) from continuing operations	$4,612	$3,342	($6,672)
Net loss from discontinued operations	$0	($91)	($2,587)
Net income (loss)	$4,612	$3,251	($9,259)

Denominator:
Common shares outstanding	18,159	17,797	17,402

Earnings per common share - basic
Net income (loss) from continuing operations	$0.25	$0.19	($0.38)
Net loss from discontinued operations	$0.00	($0.01)	($0.15)
Net income (loss)	$0.25	$0.18	($0.53)

Diluted Earnings (Loss) Per Share computation:
Denominator:
Common shares outstanding	18,159	17,797	17,402
Restricted shares subject to vesting	139	232	*
Performance shares subject to vesting	80	97	*
Common stock option grants	11	58	*

Total shares	18,389	18,184	17,402

Earnings per common share - diluted
Net income (loss) from continuing operations	$0.25	$0.18	($0.38)
Net loss from discontinued operations	$0.00	$0.00	($0.15)
Net income (loss)	$0.25	$0.18	($0.53)

*	As denoted by “*” in the table above, weighted average common stock option grants and restricted shares of 439,000 were excluded from the calculations of diluted net loss per share for the year ended December 31, 2012, since their effects are anti-dilutive.

3. PCTEL Secure – discontinued operations

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

The consolidated financial statements separately reflect the PCTEL Secure operations as discontinued operations for all periods presented. Summary results of operations for the discontinued operations included in the condensed consolidated statements of operations are as follows:

	Year Ended December 31,
	2013	2012
Operating loss	($191)	($3,828)
Other income, net	0	41
Net loss attributable to noncontrolling interests	0	687
Adjustments to redemption value of noncontrolling interests	0	(647)

Loss from discontinued operations, before income taxes	(191)	(3,747)
Benefit for income tax	(100)	(1,160)

Loss from discontinued operations, net of tax	($91)	($2,587)

Loss from discontinued operations per common share:
Basic	($0.01)	($0.15)
Diluted	$0.00	($0.15)

Weighted average shares:
Basic	17,797	17,402
Diluted	18,184	17,402

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

Acquisition of TelWorx Communications LLC

The Company, through its wholly-owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), completed the acquisition of substantially all of the assets and the assumption of certain specified liabilities of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC and TowerWorx International, Inc. (collectively, “TelWorx”), pursuant to an Asset Purchase Agreement dated as of July 9, 2012, among the Company, PCTelWorx, TelWorx and Tim and Brenda Scronce, the principal owners of TelWorx. PCTelWorx was merged with PCTEL, Inc. effective June 30, 2014. The fair value purchase price for TelWorx was $16.1 million, consisting of $16.0 million in cash paid at closing, $1.1 million of contingent consideration related to an indemnity holdback escrow and potential earn-out at fair value, net of $1.0 million cash recovered from Tim and Brenda Scronce in March 2013 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement and the legal settlement described below.

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

The Company was authorized by the Board of Directors to seek restitution from the Telworx Parties and two other parties utilized by them in the acquisition. On March 27, 2013, the Company and the TelWorx Parties entered into a legal settlement over claims by the Company relating to the value of the acquisition and the accounting issues summarized above. The settlement had an aggregate fair value of $5.4 million, consisting of $4.3 million cash received, $0.6 million for the contingent consideration forfeited, and $0.5 million for the holdback escrow balance released. On September 30, 2014, the Company entered into a legal settlement with one of the other parties used by the TelWorx Parties in the acquisition for $0.1 million in cash. On October 10, 2014, the Company settled with the remaining other party for $0.8 million in cash. Both payments were received in October 2014.

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

During the quarter ended December 31, 2012, the Company observed that the orders in the 2013 sales projections used in the purchase accounting allocation for TelWorx were not converting to sales backlog at a pace that would support the projected 2013 base revenue used in the purchase accounting fair value of the TelWorx business at the acquisition date. Due to the Company’s short order to shipment cycles, such a variance would not become apparent until 60-90 days before 2013 began. Additionally, at the date of the acquisition, the Company was not seeing funnel conversion variances in its antenna and site solutions products that operate in similar markets and therefore, did not suspect that the site solution products would experience a dissimilar path. Specifically, 2013 base revenue and gross profit used in the Company’s purchase accounting was $18.5 million and $3.2 million (18% of revenue), respectively. At October 31, 2012, based on the Company’s historical order to ship cycle and historical rate of sales funnel conversion to actual sales (50%), there should have been approximately $1.0 million of Q1 2013 deliverable order backlog and a sales funnel of Q1 deliverable sales orders being tracked totaling at least $7.5 million. At October 31, 2012, the backlog was half the target, the sales funnel was 17% below the target, and the gross profit margin on the backlog and funnel was at 16% instead of 18%. All of these were indicators that the business was deteriorating from the projections used at the acquisition date for the purchase accounting. The Company reevaluated the projections and determined that they supported 2013 revenue of $15.0 million, at 16% margin, which was used in the goodwill test calculations, and adopted by the Board of Directors as TelWorx’ contribution to the 2013 Company financial plan. Management concluded the decline in projected revenue and gross margin levels were of a long-term nature. The decline was across a broad range of customers and products. Additionally, the decline in revenue was sufficiently large to not be recoverable in the short term based on historical revenue growth rates for the markets in which the Company’s antenna and site solutions products are sold. The Company considered this significant revenue decline at the annual goodwill test date to be an indicator of goodwill impairment requiring the performance of the two-step quantitative fair value assessment, which resulted in a net present value of future cash flows that did not support a goodwill carrying value for this reporting unit. It is not as a result of the accounting irregularities previously discussed.

The following unaudited pro forma financial information gives effect to the acquisition of the TelWorx business as if the acquisition had taken place on January 1, 2012. The pro forma financial information for TelWorx was derived from the unaudited historical accounting records of TelWorx.

2012
REVENUES	$96,171

LOSS BEFORE INCOME TAXES	($14,919)

The Company made pro forma adjustments to the historical TelWorx revenue and earnings before income taxes that reduced revenue by $0.4 million and total combined earnings by $0.5 million for the six months ended June 30, 2012. The adjustments were made to apply a correction to the misstatements to revenue and profit before tax contained in the historical pre-acquisition TelWorx financial statements that were discovered in the course of the Company’s internal investigation by the forensic auditors. The forensic auditing procedures that identified the misstatements included the tracing of all significant sales transactions from the TelWorx operation back to customer commitment and proof of delivery documentation. The forensic audit dollar coverage obtained is approximately 50% of the operations’ revenue. Additionally there is also an adjustment to the costs associated with excess and obsolete inventory not used for a year or more at the acquisition date to the appropriate pre-acquisition period, consistent with the policy used by the Company after the acquisition. The forensic accounting procedures included the tracing of all significant inventory items at the date of the acquisition back to historical costing and usage records.

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2012.

5. Goodwill and Other Intangible Assets

Goodwill

There have been no changes to goodwill from January 1, 2013 through December 31, 2014. The goodwill of $161 at December 31, 2014 and 2013 relates to the RF Solutions segment.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. Amortization expense was approximately $2.0 million, $2.4 million, and $2.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The summary of other intangible assets, net is as follows:

	December 31, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships	$17,381	$15,933	$1,448	$17,381	$14,386	$2,995
Patents and technology	6,781	6,507	274	6,781	6,419	362
Trademarks and trade names	3,988	3,152	836	3,988	2,864	1,124
Other	1,998	1,919	79	1,998	1,875	123

	$30,148	$27,511	$2,637	$30,148	$25,544	$4,604

The decrease of $2.0 million in the net book value for intangible assets consists of amortization expense of $2.0 million recorded for the year ended December 31, 2014.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	4 to 6 years	5.1
Patents and technology	1 to 6 years	5.2
Trademarks and trade names	3 to 8 years	7.4
Other	1 to 6 years	5.6

The Company’s scheduled amortization expense over the next four years is as follows:

Fiscal Year	Amount
2015	$1,737
2016	$468
2017	$288
2018	$144

There is no intangible amortization in 2019 and thereafter.

6. Restructuring

The Company incurred restructuring expenses of $256 and $157 for the years ended December 31, 2013 and 2012, respectively. There was no restructuring liability at December 31, 2014 or December 31, 2013.

2013 Restructuring

During the second and third quarters of 2013, the Company integrated the TelWorx business with its Bloomingdale, IL operations. The Company moved kitting operations and order fulfillment to its Bloomingdale, Illinois facility from the Lexington, North Carolina facility. As part of the integration, the Company separated 18 PCTelWorx employees between March and September 2013. The Company recorded $0.3 million as restructuring expense during the year ended December 31, 2013, consisting of employee-related costs and asset disposals. In October 2013, the Company moved to a smaller Lexington office facility for its sales and procurement functions.

2012 Restructuring

The 2012 restructuring expense relates to reduction in headcount in the Company’s Bloomingdale facility. During 2012, the Company eliminated 12 positions in the Bloomingdale manufacturing organization. The restructuring expense of $0.2 million consisted of severance and payroll-related benefits. The Company paid $0.2 million for severance and payroll benefits during the year ended December 31, 2012.

The following tables summarize the Company’s restructuring accrual activity:

		Asset
	Severance	Disposals	Total
Balance at December 31, 2012	$1	$0	$1
Restructuring charges	190	66	256
Payments/Charges	(191)	(66)	(257)

Balance at December 31, 2013	$0	$0	$0

7. Income Taxes

The Company recorded income tax expense of $1.2 million and $2.3 million for the years ended December 31, 2014 and December 31, 2013 respectively, and an income tax benefit of $4.1 million for the year ended December 31, 2012.

The 2014 effective tax rate differed from the statutory Federal rate of 34% primarily because of reversals of liabilities for uncertain tax positions related to research credits and foreign withholding taxes. The 2013 effective tax rate differed from the statutory Federal rate of 34% primarily because of state taxes and a change in the effective state rate for deferred tax assets. The 2012 effective tax rate differed from the statutory Federal rate of 34% primarily because of state taxes. During 2014, the Company recorded $0.2 million to additional paid in capital related to excess tax benefits for stock-based compensation. During 2012 the Company wrote off $43 of deferred tax assets to additional paid in capital related to vested stock options that were forfeited.

In 2013, the Company recorded a tax gain of $0.7 million related to the sale of PCTEL Secure. The income tax gain was based on the fair market value of the intangible assets sold minus the tax basis of the intangible assets.

A reconciliation of the expense (benefit) for income taxes at the federal statutory rate compared to the expense (benefit) at the effective tax rate is as follows:

	Years Ended December 31
	2014	2013	2012
Statutory federal income tax rate	34%	34%	34%
State income tax, net of federal benefit	4%	5%	5%
Tax effect of permanent differences	1%	1%	-1%
Effective state rate change to deferred tax assets	0%	4%	0%
Foreign income taxed at different rates	-1%	0%	0%
Research and development credits	-3%	-4%	0%
Return to provision adjustments	0%	1%	0%
Release of FIN 48 liability	-15%	0%	0%

	20%	41%	38%

The domestic and foreign components of the continuing income (loss) before expense (benefit) for income taxes were as follows:

	Years Ended December 31,
	2014	2013	2012
Domestic	$4,882	$5,413	($11,128)
Foreign	888	261	367

	$5,770	$5,674	($10,761)

The expense (benefit) for income taxes of continuing operations consisted of the following:

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	($716)	$23	$17
State	60	56	16
Foreign	148	88	142

	(508)	167	175

Deferred:
Federal	1,521	1,696	(3,630)
State	164	481	(591)
Foreign	(19)	(12)	(43)

	1,666	2,165	(4,264)

Total	$1,158	$2,332	($4,089)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The net deferred tax accounts consist of the following:

	December 31,
	2014	2013
Deferred Tax Assets:
Amortization	8,692	9,213
Stock compensation	1,798	1,685
Federal, foreign, and state credits	1,117	977
Inventory reserves	971	1,018
Deferred compensation	755	706
Accrued vacation	446	417
Net operating loss carryforwards	216	1,230
Other	258	311

Gross deferred tax assets	14,253	15,557
Valuation allowance	(633)	(640)

Net deferred tax asset	13,620	14,917
Deferred Tax liabilities:
Depreciation	(1,629)	(1,461)

Net Deferred Tax Assets	$11,991	$13,456

The classification of deferred tax amounts on the balance sheet is as follows:

	December 31,
	2014	2013
Current:
Deferred tax assets	$2,281	$1,629
Deferred tax liabilities	0	0

Current deferred tax assets	2,281	1,629

Non-current:
Deferred tax assets	11,339	13,288
Deferred tax liabilities	(1,629)	(1,461)

Non-current deferred tax assets, net	9,710	11,827

Net Deferred Tax Assets	$11,991	$13,456

Deferred Tax Valuation Allowance

At December 31, 2014, the Company had $12.0 million of net deferred tax assets, including domestic net deferred tax assets of $11.8 million and foreign net deferred tax assets of $0.2 million. The Company had a valuation allowance of $0.6 million at December 31, 2014. At December 31, 2013, the Company had $13.5 million of net deferred tax assets, including domestic net deferred tax assets of $13.3 million and foreign net deferred tax assets of $0.2 million. The Company had a valuation allowance of $0.6 million at December 31, 2013. The net deferred tax assets at December 31, 2014 and 2013, respectively, are primarily related to intangible assets acquired under purchase accounting which are amortized for tax purposes over 15 years, but for shorter periods under generally accepted accounting principles. The valuation allowance at December 31, 2014 and 2013, respectively, relates to credits and state operating losses that the Company does not expect to realize because they correspond to tax jurisdictions where the Company no longer has significant operations.

On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company has incurred a cumulative profit exclusive of reversing temporary differences over the three years ended December 31, 2014 of $0.7 million. That period contains $(10.5) million of net losses in the form of goodwill and intangible asset impairments, ERP implementation costs, legal expenses, and other income, that the Company believes are discrete to the period and will not be incurred on a recurring basis going forward.

The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 26.0 year average period over which future income can be utilized to realize the deferred tax assets. The future domestic income required to realize the $11.2 million of net deferred U.S. tax assets over that period is $32.0 million. The result is that $1.2 million a year on average ($32.0. million/26.0 years) of income is required over the next 26.0 years to realize the net deferred tax assets.

In the Company’s judgment, an average of $1.2 million per year of income over an extended 26.0 year period represents a threshold that is unlikely to require extraordinary or unusual one-time events or actions on the Company’s part to meet. The Company’s estimate of future income over the recovery period is sufficient to realize the deferred tax assets.

Based on the evaluation of these factors taken as a whole, the Company believes that the positive evidence in the form of (i) a 26.0 year future recovery period, (ii) a modest average future annual income requirement of $1.2 million is unlikely to require extraordinary or unusual one-time events or actions on the Company’s part to meet, and (iii) its estimate of future income, outweigh the negative evidence of a cumulative taxable loss from operations exclusive of reversing temporary differences over the last three years. Therefore, the Company believes that the net deferred tax asset exclusive of the credits and state net operating losses is more likely than not to be realized.

Accounting for Uncertainty for Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2014	2013
Beginning of period	$1,539	$1,480
Addition related to tax positions in current year	47	59
Reversals	(779)	0

End of period	$807	$1,539

Included in the balance of total unrecognized tax benefits at December 31, 2014, are potential benefits of $0.8 million that, if recognized, would affect the effective rate on income before taxes. During 2014, the Company recognized tax benefits of $0.8 million related to the reversal of liabilities related to tax positions for research credits and foreign withholding taxes. The Company is unaware of any positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes all interest and penalties, including those relating to unrecognized tax benefits as income tax expense. The Company’s income tax expense related to interest includes $0, $22, and $16 for the years ended December 31, 2014, 2013, and 2012, respectively for unrecognized tax benefits. At December 31, 2014 and 2013, respectively, the Company had interest payable of $0 and $86 related to unrecognized tax benefits.

Audits

The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company’s U.S. federal tax returns remain subject to examination for 2011 and subsequent periods. The Company’s state tax returns remain subject to examination for 2011 and subsequent periods. The Company’s foreign tax returns remain subject to examination for 2008 and subsequent periods.

Summary of Carryforwards

At December 31, 2014, the Company has a federal net operating loss carryforward of $1.6 million that expires in 2032 and 2033, state net operating loss carryforwards of $4.1 million that expire between 2024 and 2033. The Company’s federal net operating loss of $1.6 million is all related to stock-based compensation tax deductions in excess of book compensation expense (APIC NOLs) that will be credited to additional paid in capital when such deductions reduce taxes payable as determined on a “with-and-without” basis. The Company’s state net operating losses consist of tax deductible expenses in addition to excess tax benefits for stock-based compensation. Additionally, the Company has $1.5 million of state research credits with no expiration.

Investment in Foreign Operations

The Company has not provided deferred U.S. income taxes and foreign withholding taxes on approximately $2.0 million of undistributed cumulative earnings of foreign subsidiaries because the Company considers such earnings to be permanently reinvested in those operations. Upon repatriation of these earnings, the Company would be subject to U.S. income tax, net of available foreign tax credits. The Company does not believe that the net tax effect of repatriation of foreign earnings is significant.

Tangible Property Regulations

On September 13, 2013, the U. S. Treasury Department and the IRS issued final regulations providing comprehensive guidance on the tax treatment of costs incurred to acquire, repair or improve tangible property. The final regulations are generally effective for taxable years beginning on or after January 1, 2014. On January 24, 2014, the IRS issued procedural guidance pursuant to which taxpayers will be granted automatic consent to change their tax accounting methods to comply with the final regulations. These regulations did not have a material impact on the Company’s financial condition, results of operations or cash flows.

8. Commitments and Contingencies

Operating Leases

The Company has operating leases for facilities through 2020 and office equipment through 2019. The future minimum rental payments under these leases at December 31, 2014, are as follows:

Year	Amount
2015	$989
2016	845
2017	690
2018	662
2019	545
Thereafter	83

Future minimum lease payments	$3,814

The rent expense under leases was approximately $0.9 million, $1.0 million, and $0.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Capital Leases

The Company has capital leases for office and manufacturing equipment. As of December 31, 2014, the equipment had cost, accumulated depreciation, and a net book value as follows:

Amount
Cost	$189
Accumulated Depreciation	(16)

Net Book Value	$173

There were no capital leases in 2013.

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount
2015	$44
2016	44
2017	44
2018	34
2019	23

Total minimum payments required:	189
Less amount representing interest:	16

Present value of net minimum lease payments:	$173

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The Company’s allowance for sales returns was $0.1 million at December 31, 2014, and $0.2 million at December 31, 2013, respectively, and is included within accounts receivable on the consolidated balance sheet.

The Company offers repair and replacement warranties of primarily two years for antenna products and three years for scanning receivers. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at December 31, 2014 and 2013, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.

	Year Ended December 31,
	2014	2013
Beginning balance	$305	$270
Provisions for warranties	124	192
Consumption of reserves	(125)	(157)

Ending balance	$304	$305

Legal Proceedings

Settlement with TelWorx Parties

On March 27, 2013, the Company, its wholly owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), and the TelWorx Parties (as defined below) entered into an Amendment (the “Amendment”) to the Asset Purchase Agreement dated July 9, 2012 (the “Original Agreement), among the Company, PCTelWorx, Ciao Enterprises, LLC f/k/a TelWorx Communications, LLC and certain of its affiliated entities (collectively, the “TelWorx Entities”) and Tim and Brenda Scronce (“Sellers” and collectively with the TelWorx Entities, the “TelWorx Parties”), as part of a settlement arrangement relative to PCTelWorx’ s acquisition of substantially all of the assets and the assumption of certain specified liabilities of the TelWorx Entities on July 9, 2012 (the “Acquisition”).

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

Settlement with Other Parties on the TelWorx Acquisition

The Company also engaged in efforts to seek further restitution from two other parties used by the TelWorx Parties for professional services in their sale of the business to PCTEL. On September 30, 2014, the Company settled in cash with one party for $0.1 million and on October 10, 2014, the Company settled with the other party in cash for $0.8 million. The Company recorded the settlements as income in the quarters ended September 30, 2014 and December 31, 2014, respectively.

9. Shareholders’ Equity

Common Stock

The activity related to common shares outstanding for the years ended December 31st is as follows:

	2014	2013	2012
Beginning of year	18,566	18,515	18,219
Issuance of common stock on exercise of stock options net of stock swaps	58	91	5
Issuance of restricted common stock and performance shares, net of cancellations	183	49	348
Issuance of common stock from purchase of Employee Stock Purchase Plan shares	101	113	104
Cancellation of stock for withholding tax for vested shares	(121)	(142)	(161)
Common stock buyback	(216)	(60)	0

End of Year	18,571	18,566	18,515

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock in one or more series, each with a par value of $0.001 per share. As of December 31, 2014 and 2013, no shares of preferred stock were issued or outstanding.

10. Stock-Based Compensation

Stock Plans

Common Stock Reserved for Future Issuance

At December 31, 2014, the Company had 3,674,726 shares of common stock that could potentially be issued under various stock-based compensation plans described in this footnote. A summary of the reserved shares of common stock for future issuance are as follows:

	December 31,
	2014	2013
1997 Stock Plan	2,835,151	3,283,103
2001 Stock Plan	68,810	68,810
Employee Stock Purchase Plan	770,765	121,373

Total shares reserved	3,674,726	3,473,286

These amounts include the shares available for grant and the options outstanding.

1997 Stock Plan

The Board of Directors may grant to employees, directors and consultants restricted stock, options to purchase common stock, or stock purchase rights at terms and prices determined by the Board under the 1997 Stock Plan which expires in 2016. Under the 1997 Stock Plan, each restricted share award consumes 1.78 of shares available and each stock option award consumes 1.0 share available. As of December 31, 2014, options to acquire 1,289,118 shares were outstanding and a total of 1,546,033 shares remain available for future grants.

2001 Non-Statutory Stock Option Plan

Options granted under the 2001 Plan are exercisable at any time within ten years from the date of grant or within ninety days of termination of employment. In June 2010 the stockholders approved certain changes to the 1997 Stock Plan that included the following: (i) there would be no additional grants from the 2001 Stock Plan; and (ii) any shares returned (or that would have otherwise returned) to the 2001 Plan would be added to the shares of common stock authorized for issuance under the 1997 Stock Plan. The 2001 Plan terminated in August 2011, and options to acquire 68,810 shares were outstanding at December 31, 2014.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees can purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. In June 2014, the Company’s shareholders approved an amended and restated ESPP. Under the restated ESPP, the number of shares authorized for issuance was increased by 750,000 and the expiration date of the ESPP was modified from March 2017 to the date that all shares authorized have been granted. As of December 31, 2014, the Company had 770,765 shares remaining that can be issued under the Purchase Plan.

Stock-Based Compensation Expense

The consolidated statements of operations include $3.3 million, $3.4 million, and $3.0 million of stock compensation expense for the years ended December 31, 2014, 2013, and 2012, respectively. Stock compensation expense for the year ended December 31, 2014, consisted of $1.5 million for service-based restricted stock and restricted stock unit awards, $1.2 million for stock option and stock purchase plan expenses, and $0.6 million for performance-based stock awards. Stock compensation expense for the year ended December 31, 2013, consisted of $2.3 million for service-based restricted stock and restricted stock unit awards, $0.9 million for stock option and stock purchase plan expenses, and $0.2 million for performance-based stock awards. Stock compensation expense for the year ended December 31, 2012, consisted of $2.7 million for restricted stock and restricted stock unit awards, and $0.3 million for stock option and stock purchase plan expenses. The Company did not capitalize any stock compensation expense during the years ended December 31, 2014, 2013, and 2012.

The stock-based compensation expense by type is as follows:

	Years Ended December 31,
	2014	2013	2012
Service-based awards	$1,468	$2,332	$2,732
Stock option and employee purchase plans	1,192	883	260
Performance-based shares and stock options	616	226	0

	$3,276	$3,441	$2,992

The stock-based compensation is reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
	2014	2013	2012
Cost of revenues	$426	$390	$378
Research and development	659	689	585
Sales and marketing	661	575	544
General and administrative	1,530	1,786	1,479

Total continuing operations	3,276	3,440	2,986
Discontinued operations	0	1	6

Total	$3,276	$3,441	$2,992

Restricted Stock - Serviced Based

The Company grants restricted shares as employee incentives. When service-based restricted stock is granted to employees, the Company records deferred stock compensation within additional paid in capital, representing the fair value of the common stock on the date the restricted shares are granted. The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares. These grants vest over various periods, but typically vest over four years. During the years ended December 31, 2014 and December 31, 2012, the Company awarded annual service-based restricted stock to eligible employees.

The following table summarizes service-based restricted stock activity for the years ended December 31st:

	2014		2013		2012
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Unvested Restricted Stock Awards - beginning of year	543,021	$6.59	940,685	$6.24	1,122,296	$5.90
Shares awarded	182,407	8.19	23,982	8.26	229,950	7.04
Performance share units converted to restricted stock awards	0	0.00	0	0.00	139,150	6.47
Shares vested	(378,417)	6.60	(401,713)	5.87	(474,705)	5.88
Shares cancelled	(3,175)	8.28	(19,933)	6.68	(76,006)	6.25

Unvested Restricted Stock Awards - end of year	343,836	$7.41	543,021	$6.59	940,685	$6.24

The intrinsic values of services-based restricted shares that vested during the years ended December 31, 2014, 2013, and 2012 was $3.2 million, $3.0 million, and $3.6 million, respectively.

As of December 31, 2014, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock was approximately $1.3 million, net of estimated forfeitures to be recognized through 2018 over a weighted average period of 1.8 years.

Restricted Stock Units – Service Based

The Company grants restricted stock units as employee incentives. Restricted stock units are primarily granted to foreign employees for long-term incentive purposes. Employee restricted stock units are service-based awards and are amortized over the vesting period. At the vesting date, these units are converted to shares of common stock. The Company records expense on a straight-line basis for restricted stock units.

The following summarizes the service-based restricted stock unit activity during the year ended December 31st:

	2014		2013		2012
Unvested Restricted Stock Units	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Beginning of Year	6,325	$6.70	11,925	$6.61	10,150	$6.28
Units awarded	1,500	8.77	0	0.00	5,000	7.04
Units vested/Shares awarded	(3,225)	6.56	(4,475)	6.46	(3,225)	6.24
Units cancelled	0	0.00	(1,125)	6.77	0	0.00

End of Year	4,600	$7.47	6,325	$6.70	11,925	$6.61

The intrinsic values of service-based restricted stock units that vested during the years ended December 31, 2014, 2013, and 2012 were $27, $34, and $24, respectively.

The Company recorded stock compensation expense of $21, $25, and $27 for restricted stock units in the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was $17, net of estimated forfeitures to be recognized through 2018 over a weighted average period of 1.6 years

Stock Options

The Company grants stock options to purchase common stock as long-term incentives. The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date. Employee options contain installment vesting typically over a period of four years. Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. Prior to July 2010, the Company primarily granted stock options with a ten-year life. Beginning with options granted in July 2010, the Company grants stock options with a seven-year life. During 2013, the Company issued its annual long-term incentive awards in the form of stock options, and during the years ended December 31, 2014, 2013, and 2012, the Company awarded stock options to eligible new employees for incentive purposes.

A summary of the Company’s stock option activity for the years ended December 31st is as follows:

	2014		2013		2012
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning of Year	1,461,559	$8.40	1,099,106	$9.06	1,411,581	$9.02
Options granted	25,800	8.19	698,050	7.23	76,300	6.39
Options granted from stock option rights	207,236	7.16	0	0.00	0	0.00
Options exercised	(74,463)	7.46	(164,079)	7.84	(5,000)	6.58
Options forfeited	(10,144)	7.98	(40,783)	6.86	(25,992)	6.30
Options cancelled/expired	(252,060)	10.86	(130,735)	8.85	(357,783)	8.57

End of Year	1,357,928	$7.81	1,461,559	$8.40	1,099,106	$9.06

Exercisable	643,810	$8.46	759,284	$9.51	1,037,420	$9.22

During the year ended December 31, 2014, the Company received proceeds of $0.6 million from the exercise of 74,463 options. The intrinsic value of these options exercised was $72. During the year ended December 31, 2013, the Company received proceeds of $1.3 million from the exercise of 164,079 options. The intrinsic value of these options exercised was $252. During the year ended December 31, 2012, the Company received proceeds of $33 from the exercise of 5,000 options. The intrinsic value of these options exercised was $4.

The range of exercise prices for options outstanding and exercisable at December 31, 2014, was $5.50 to $11.00. The following table summarizes information about stock options outstanding under all stock option plans:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.50	—	$6.00	3,525	4.79	$5.66	3,101	$5.62
6.01	—	6.50	17,672	4.23	6.23	10,941	6.23
6.51	—	7.00	39,272	3.47	6.85	33,908	6.86
7.01	—	7.50	840,279	5.26	7.17	178,347	7.18
7.51	—	8.00	30,300	4.92	7.81	9,403	7.83
8.01	—	8.50	35,745	2.74	8.42	27,269	8.46
8.51	—	9.00	40,750	2.00	8.74	33,530	8.74
9.01	—	9.50	288,835	1.35	9.16	287,210	9.16
9.51	—	10.00	20,650	3.40	9.64	19,201	9.64
10.01	—	11.00	40,900	1.46	10.64	40,900	10.64

$5.50	—	$11.00	1,357,928	4.05	$7.81	643,810	$8.46

The weighted average contractual life and intrinsic value at December 31, 2014, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	4.05	$1,408
Options Exercisable	2.65	$376

The intrinsic value is based on the share price of $8.66 at December 31, 2014.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions at December 31st:

	2014	2013	2012
Dividend yield	2.3%	1.7%	1.7%
Risk-free interest rate	0.8%	0.5%	0.3%
Expected volatility	33%	45%	52%
Expected life (in years)	5.3	5.8	5.5

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

As of December 31, 2014, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $0.6 million, net of estimated forfeitures to be recognized through 2018 over a weighted average period of 1.4 years.

Performance-based Equity Awards

Performance units

In March 2014, the Company’s Board of Directors approved the 2014 Long-Term Incentive Plan (“2014 LTIP”) and the LTIP award agreements were completed in April 2014. Under the 2014 LTIP, shares are earned by certain executive employees based upon achievement of revenue goals over a four-year period with a penalty if certain profit levels are not maintained. The four-year period is divided into two interim periods (each an “Interim Period”), the first of which will end on December 31, 2015, and the second of which will end on December 31, 2017. The number of shares that can be earned at threshold and target are 190,000 and 380,000, respectively. Stock compensation expense is amortized over the performance period for these awards based on estimated achievement of the goals. The Company recorded stock compensation expense of $0.6 million for performance awards during the year ended December 31, 2014.

During 2012, the Company granted performance units to certain executive officers under the 2012 Long-Term Incentive Plan. Shares were earned upon achievement of defined performance goals for revenue and earnings. Certain of these performance units granted were subject to a service period before vesting. The fair value of the performance units issued was based on the Company’s stock price on the date the performance units were granted. Because the targets related to the 2012 performance units were not met, the Company did not record any expense related to these awards during the year ended December 31, 2012. The 147,250 performance units outstanding at December 31, 2012, were cancelled in March 2013.

The following summarizes the performance unit activity during the years ended December 31st:

	2014		2013		2012
Unvested Performance Units	Awards	Weighted Average Fair Value	Awards	Weighted Average Fair Value	Awards	Weighted Average Fair Value
Beginning of Year	0	$0.00	147,250	$7.04	132,906	$6.48
Units awarded	380,000	8.47	0	0.00	169,650	7.00
Units vested	0	0.00	0	0.00	(4,836)	6.75
Performance share units converted to restricted stock awards	0	0.00	0	0.00	(139,150)	6.47
Units cancelled	0	0.00	(147,250)	7.04	(11,320)	7.01

End of Year	380,000	$8.47	0	$0.00	147,250	$7.04

The intrinsic value of performance units that vested during the years ended December 31, 2012, was $36.

Performance stock option rights

For the Company’s 2013 Long-Term Incentive Plan, the Company awarded 182,500 performance-based retention stock option rights to executive officers with a weighted average grant date fair value of $2.83 in April 2013. The number of options granted was based on the target for the Company’s 2013 revenue goal. In March 2014, the Company awarded 207,236 stock options because the Company exceeded the target revenue goal for 2013. These options will vest between two and four years beginning in April 2014. The Company records expense for these retention stock options on the grading vested method based on achievement of the performance goals. The assumptions used for the valuation of these stock options were consistent with the employee stock options awarded to employees in April 2013.

The following table summarizes the retention stock option activity for the year ended December 31, 2014:

	2014		2013
Retention Stock Option Rights	Stock Options Rights	Weighted Average Exercise Price	Stock Options Rights	Weighted Average Exercise Price
Beginning of Year	182,500	$7.16	0	$0.00
Stock option rights granted	24,736	7.16	182,500	7.16
Stock options granted	(207,236)	7.16	0	0.00

End of Year	0	$0.00	182,500	$0.00

Exercisable	0	$0.00	0	$0.00

Employee Stock Purchase Plan

The following summarizes the Purchase Plan activity during the years ended December 31st:

	2014		2013		2012
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Outstanding, beginning of year	0	$0.00	0	$0.00	0	$0.00
Granted	100,608	1.88	112,965	2.24	104,073	1.89
Vested	(100,608)	1.88	(112,965)	2.24	(104,073)	1.89

Outstanding, end of year	0	$0.00	0	$0.00	0	$0.00

Based on the 15% discount and the fair value of the option feature of this plan, the ESPP is considered compensatory. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The Company recognized compensation expense of $0.2 million for the year ended December 31, 2014, $0.3 million for the year ended December 31, 2013, and $0.2 million for the year ended December 31, 2012, respectively.

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Employee Stock Purchase Plan
	2014	2013	2012
Dividend yield	2.2%	1.7%	1.7%
Risk-free interest rate	0.3%	0.3%	0.2%
Expected volatility	38%	51%	52%
Expected life (in years)	0.5	0.5	0.5

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

Board of Director Equity Awards

The Company grants equity awards to its Board of Directors for an annual retainer and for committee services in either shares of the Company’s stock or restricted stock units. These awards are immediately vesting. New directors receive time-based restricted shares which vest over three years. During the year ended December 31, 2014, the Company issued 35,555 shares of the Company’s stock with a fair value of $277 which vested immediately to the Directors. During the year ended December 31, 2013, the Company issued 38,812 shares of the Company’s stock with a fair value of $307 which vested immediately to the Directors. During the year ended December 31, 2012, the Company issued 21,602 shares of the Company’s stock with a fair value of $132 and issued 24,820 restricted stock units with fair value of $152 that vested immediately to the Directors.

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority. During the years ended December 31, 2014, 2013, and 2012, the Company paid $1.0 million, $1.0 million, and $1.2 million for withholding taxes related to stock awards.

11. Stock Repurchases

All share repurchase programs are authorized by the Company’s Board of Directors and are announced publicly. On March 18, 2013, the Board of Directors approved a share repurchase program of $5.0 million. On May 6, 2014, the Board of Directors extended this stock buyback program through September 2014. On November 13, 2014, the Board of Directors approved a share repurchase program of up to 5% of the Company’s outstanding shares.

The following table is a summary of the share repurchases for the years ended December 31st:

Year	Shares	Amount	Avg price per Share
2013	59,510	$435	$7.31
2014	215,650	$1,651	$7.66

During the year ended December 31, 2012, no shares of the Company’s common stock were repurchased.

12. Segment, Customer and Geographic Information

PCTEL operates in two segments for reporting purposes as of January 1, 2013. The Company’s Connected Solutions segment includes its antenna and engineered site solutions. Its RF Solutions segment includes its scanning receivers and RF engineering services. Each of the segments has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment. As of January 1, 2013 the Company’s chief operating decision maker uses the profit and loss results through operating profit and identified assets for Connected Solutions and RF Solutions segments to make operating decisions. The segment information presented for year ended December 31, 2012 has been adjusted to reflect the results for Connected Solutions and RF Solutions on a consistent basis.

The following tables are the segment operating profits and cash flow information for the year ended December 31, 2014 and December 31, 2013, respectively, and the segment balance sheet information as of December 31, 2014 and December 31, 2013:

	Year Ended December 31, 2014
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$72,333	$35,113	($282)	$107,164

GROSS PROFIT	22,818	20,743	26	43,587

OPERATING INCOME (LOSS)	$7,357	$7,333	($10,586)	$4,104

Depreciation	$1,700	$795	$344	$2,839
Intangible amortization	$1,151	$816	$0	$1,967
Capital expenditures	$1,173	$1,328	$41	$2,542

	As of December 31, 2014
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$15,947	$7,927	$0	$23,874
Inventories	$14,172	$2,186	$0	$16,358

Long-lived assets:
Property and equipment, net	$11,124	$2,987	$731	$14,842
Goodwill	$0	$161	$0	$161
Intangible assets, net	$1,681	$956	$0	$2,637
Deferred tax assets, net	$0	$0	$9,710	$9,710
Other noncurrent assets	$0	$0	$40	$40

	Year Ended December 31, 2013
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$74,223	$30,310	($280)	$104,253

GROSS PROFIT	22,720	19,018	22	41,760

OPERATING INCOME (LOSS)	$6,012	$7,248	($12,964)	$296

Depreciation	$1,785	$570	$315	$2,670
Intangible amortization	$1,573	$827	$0	$2,400
Capital expenditures	$1,505	$1,251	$203	$2,959

	As of December 31, 2013
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$11,934	$6,669	$0	$18,603
Inventories	$12,802	$1,733	$0	$14,535

Long-lived assets:
Property and equipment, net	$11,508	$2,427	$1,036	$14,971
Goodwill	$0	$161	$0	$161
Intangible assets, net	$2,832	$1,772	$0	$4,604
Deferred tax assets, net	$0	$0	$11,827	$11,827
Other noncurrent assets	$0	$0	$41	$41

	Year Ended December 31, 2012
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$67,511	$21,469	($131)	$88,849

GROSS PROFIT	21,037	14,744	39	35,820

OPERATING INCOME (LOSS)	($6,062)	$4,246	($9,045)	($10,861)

Depreciation	$1,630	$525	$277	$2,432
Intangible amortization	$1,478	$881	$0	$2,359
Capital expenditures	$2,091	$725	$565	$3,381

The Company’s revenue to customers outside of the United States, as a percent of total revenues, is as follows:

	Years Ended December 31,
Region	2014	2013	2012
Europe, Middle East, & Africa	11%	13%	13%
Asia Pacific	11%	10%	10%
Other Americas	5%	6%	7%

Total Foreign sales	27%	29%	30%

Total Domestic sales	73%	71%	70%

	100%	100%	100%

There were no customers that accounted for 10% or greater of revenues during the years ended December 31, 2014 and December 31, 2013. At December 31, 2014 and 2013, no customer accounts receivable balance represented greater 10% or greater of gross receivable.

The long-lived assets by geographic region are as follows:

	December 31,
	2014	2013	2012
United States	$26,436	$30,682	$36,732
All Other	954	922	880

	$27,390	$31,604	$37,612

13. Benefit Plans

The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the first month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The Company may make discretionary contributions to the 401(k) plan. The Company also contributes to various defined contribution retirement plans for foreign employees.

The Company’s contributions to retirement plans were as follows:

	Year Ended December 31,
	2014	2013	2012
PCTEL, Inc. 401(k) Profit sharing Plan - US employees	$666	$584	$592
Defined contribution plans - foreign employees	332	259	213

Total	$998	$843	$805

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

At December 31, 2014, the value of the Company’s investment account to fund EDCP obligations was $2.1 million, included in cash equivalents and short-term investments in the consolidated balance sheets. The funds from the insurance company were received by the Company in January 2014 following the termination of the plan in December 2013. As such, $1.9 million was included in prepaid assets and other receivables on the balance sheet at December 31, 2013. At December 31, 2014 the deferred compensation obligation was $2.0 million, included in accrued liabilities in the consolidated balance sheets. At December 31 2013, the deferred compensation obligation was $1.9 million, included in long-term liabilities, in the consolidated balance sheets.

Each participant received the value of his or her account in January 2015.

14. Quarterly Data (Unaudited)

	Quarters Ended,
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Revenues	$23,656	$26,181	$27,932	$29,395
Gross profit	9,582	10,850	11,394	11,761
Operating income (loss)	(422)	545	2,096	1,885
Income (loss) before income taxes	(225)	879	2,304	2,812

Net income (loss)	($146)	$545	$2,218	$1,995

Earnings (loss) per Share:
Basic	($0.01)	$0.03	$0.12	$0.11
Diluted	($0.01)	$0.03	$0.12	$0.11

Weighted Average Shares:
Basic	18,176	18,165	18,112	18,154
Diluted	18,176	18,291	18,271	18,412

	Quarters Ended,
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Revenues	$25,073	$26,746	$26,471	$25,963
Gross profit	9,593	10,548	10,776	10,843
Operating income (loss) from continuing operations	(1,310)	258	928	420
Income from continuing operations before income taxes	3,022	315	1,317	1,020
Net income from continuing operations	1,951	187	751	453
Net income (loss) from discontinued operations	(86)	(22)	0	17

Net income	$1,865	$165	$751	$470

Earnings per Share from Continuing Operations:
Basic	$0.11	$0.01	$0.04	$0.03
Diluted	$0.11	$0.01	$0.04	$0.02

Earnings (Loss) per Share from Discontinued Operations:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	($0.01)	$0.00	$0.00	$0.00

Earnings per Share:
Basic	$0.11	$0.01	$0.04	$0.03
Diluted	$0.10	$0.01	$0.04	$0.02

Weighted Average Shares:
Basic	17,684	17,790	17,841	17,916
Diluted	17,911	18,075	18,354	18,508

15. Related Parties

Commencing July 9, 2012 through October 2013, the Company’s lease for its Lexington, North Carolina facility was with Scronce Real Estate LLC. Scronce Real Estate, LLC is owned by Tim and Brenda Scronce, the wife of Tim Scronce. Tim and/or Brenda Scronce were the majority owners of the TelWorx entities as defined in Note 8 – Commitments and Contingencies above. The Company, through its wholly owned subsidiary PCTelWorx, Inc. (“PCTelWorx”), purchased certain of the assets of TelWorx in July 2012. Tim Scronce worked for the Company until his resignation in December 2012 and Brenda Scronce never worked for the Company. In May 2013, the Company gave notice of early termination of the lease which became effective October 31, 2013. The Company signed a new lease for an office facility in Lexington effective August 1, 2013. The new lease is not with a related party.

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

16. Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $135 and $209 at December 31, 2014 and December 31, 2013, respectively, consists of foreign translation adjustments.

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

Purchase of assets

On February 27, 2015, PCTEL, Inc., acquired substantially all of the assets of, and assumed certain specified liabilities of, Nexgen Wireless, Inc., an Illinois corporation (“Nexgen”), pursuant to an Asset Purchase Agreement dated as of February 27, 2015 (the “Acquisition Agreement”) among PCTEL, Nexgen, Bhumika Thakkar 2012 Irrevocable Trust Number One, Bhumika Thakkar 2012 Irrevocable Trust Number Two, and Jigar Thakkar, and Bhumika Thakkar.

The business of Nexgen is based in Schaumburg, Illinois. Nexgen provides Meridian™, a network analysis tool portfolio, and engineering services. Nexgen’s Meridian software product portfolio translates real-time network performance data into engineering actions to optimize operator performance. Meridian, with its modules of Network IQ™, Subscriber IQ™, and Map IQ™, supports crowd-based, cloud-based data analysis to enhance network performance. Nexgen provides performance engineering, specialized staffing, and trend analysis for carriers, infrastructure vendors, and neutral hosts for 2G, 3G, 4G, and LTE networks.

The purchase price was $20.5 million in cash paid at the closing of the transaction, with a potential performance-based earn-out valued at up to $2.0 million, which brings the total potential consideration to $22.5 million. The earn-out is dependent on the achievement of revenue-based goals pertaining to the acquired business for the period commencing on March 1, 2015 and ending on April 30, 2016. The cash consideration paid was provided from PCTEL’s existing cash. The assets acquired consisted primarily of intellectual property (including trade names), working capital (accounts receivable, accounts payable and accrued liabilities), fixed assets and customer relationships. The Nexgen Parties are bound by non-competition covenants under the Acquisition Agreement, which generally survive until February 27, 2019.

PCTEL will continue the employment of 160 employees of Nexgen. Mr. Thakkar will remain with the acquired business as PCTEL’s newly-appointed Vice President, Network Analytics, under an employment arrangement that includes non-competition covenants for the duration of his employment with PCTEL and for 12 months thereafter (which covenants are in addition to his non-competition covenants under the Acquisition Agreement described above). PCTEL has assumed Nexgen’s existing lease for Nexgen’s facility and offices in Schaumburg, Illinois and will operate the acquired business from that location.

The Company does not have any material relationship with the Nexgen Parties, other than in respect of the Acquisition Agreement and the transactions provided for therein.

All of the Nexgen assets and employees will be integrated into the Company’s RF Solutions segment.

New Office Lease

In February 2015, we entered into a new five-year lease for office space of approximately 4,800 square feet in Englewood, Colorado that will be used for engineering services. This lease expires in 2020.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria described in “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our management’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective to provide assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The information with respect to the directors and the board committees of the Company required to be included pursuant to this Item 10 is included in PCTEL’s proxy statement for the 2015 Annual Meeting of Stockholders which will be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference.

The information regarding executive and director compensation in response to this item will be included in PCTEL’s proxy statement for the 2015 Annual Meeting of Stockholders and incorporated by reference herein. Information included under the caption “Compensation Committee Report” in PCTEL’s proxy statement for the 2015 Annual Meeting of Stockholders is incorporated by reference herein; however, this information shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 11:	Executive Compensation

The information required by Item 402, 407(e)(4) and Item 407(e)(5) of Regulation S-K will be included under the captions “Compensation Discussion and Analysis,” “Executive Compensation and Other Matters,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” respectively, in PCTEL’s proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in PCTEL’s proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated by reference herein.

The information regarding securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in PCTEL’s proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” which will be contained in PCTEL’s proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 14:	Principal Accountant Fees and Services

Information regarding principal accounting fees and services is under the caption “Summary of Fees” in PCTEL’s proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K on pages 33 to 82.

(a) (2) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report under “Schedule II” immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2014.

All other information called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Addition (Deductions)	Balance at End of Year
Year Ended December 31, 2012:
Allowance for doubtful accounts	$132	85	5	$222
Warranty reserves	$249	85	(64)	$270
Deferred tax asset valuation allowance	$643	19	0	$662

Year Ended December 31, 2013:
Allowance for doubtful accounts	$222	130	(222)	$130
Warranty reserves	$270	192	(157)	$305
Deferred tax asset valuation allowance	$662	(22)	0	$640

Year Ended December 31, 2014:
Allowance for doubtful accounts	$130	48	(57)	$121
Warranty reserves	$305	124	(125)	$304
Deferred tax asset valuation allowance	$640	(7)	0	$633

All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

a) (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description	Reference

2.4	Share Purchase Agreement dated January 5, 2009, by and between PCTEL, Inc., Gyles Panther and Linda Panther.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K dated January 6, 2009.

2.5	Acquisition Agreement (Asset Purchase Agreement) dated July 9, 2012, by and among PCTEL, TelWorx Communications, LLC, and other parties.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K filed July 13, 2012.

2.6	Amendment to Asset Purchase Agreement, dated March 27, 2013, by and among the PCTEL, PCTelWorx, Enterprises, LLC f/k/a TelWorx Communications, LLC and the other parties thereto.	Incorporated by reference to exhibit number 10.1 filed with the Registrant’s Current Report on Form 8-K dated March 27, 2013.

2.7	Asset Purchase Agreement dated April 30, 2013, by and among the Company, PCTEL Secure LLC and Redwall Technologies, LLC 1	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K/A filed May 24, 2013.

2.8	Asset Purchase Agreement dated February 27, 2015, by and among the Company, Nexgen Wireless, Inc. and other parties thereto.	Incorporated by reference to exhibit number 2.1 filed with the Registrant’s Current Report on Form 8-K filed March 4, 2015.

3.1	Amended and Restated Certificate of Incorporation of PCTEL, Inc.	Incorporated by reference to exhibit number 3.2 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to exhibit number 3.3 filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.

4.1	Specimen common stock certificate	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).

10.1*	Form of Indemnification Agreement between PCTEL, Inc. and each of its directors and officers	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-84707).

10.23*	2001 Nonstatutory Stock Option Plan and form of agreements hereunder	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on October 3, 2001 (File No. 333-70886).

10.25*	Employment Agreement between Jeffrey A. Miller and PCTEL, Inc., dated November 7, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.

10.25.1*	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Jeffrey A. Miller	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.26*	Employment Agreement between John Schoen and the Registrant, dated November 12, 2001	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.

10.26.1*	Letter agreement dated August 22, 2006 amending the Employment Agreement, by, and between PCTEL, Inc. and John Schoen	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.32*	Stock Option Agreement of Jeffrey A. Miller, dated November 15, 2001	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (File No. 333-75204).

10.33*	Stock Option Agreement of John Schoen, dated November 15, 2001	Incorporated by reference herein to the Registrant’s Registration Statement of Form S-8 filed on December 14, 2001 (File No. 333-75204).

10.37*	Executive Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.38*	Executive Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.39*	Board of Directors Deferred Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.40*	Board of Directors Deferred Stock Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.50	Lease Agreement dated September 16, 2005 between PCTEL Maryland, Inc. and First Campus Limited Partnership for an office building located at 20410 Observation Drive, Germantown, MD 20876	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2005

10.59*	1998 Employee Stock Purchase Plan and related standard form of agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2007.

10.60*	Executive Compensation Plan	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2007.

10.61*	Employment Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.

10.62*	Management Retention Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.

10.63*	Form of Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 10, 2007.

10.64*	Form of Amended and Restated Management Retention Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on October 12, 2007.

10.66*	Form of 1997 Stock Plan Performance Share Agreement	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.68*	PCTEL, Inc., 1997 Stock Plan, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.

10.69*	PCTEL, Inc., 1997 Stock Plan Form of Stock Option Award Agreement, as amended September 18, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2008.

10.70*	PCTEL, Inc., 2001 Nonstatutory Stock Option Plan, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.

10.71*	PCTEL, Inc, 2001 Nonstatutory Stock Option Plan Form of Stock Option Agreement, as amended November 7, 2008	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2008.

10.72*	PCTEL, Inc, 1997 Stock Plan, as amended and restated June 15, 2010	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on June 21, 2010.

10.73	Limited Liability Company Agreement, dated January 5, 2011, by and between PCTEL, Inc. and Eclipse Design Technologies, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on January 11, 2011.

10.74*	Letter agreement dated April 12, 2011 between PCTEL, Inc. and Anthony Kobrinetz covering severance benefits	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on April 14, 2011.

10.75	Amended and restated Limited Liability Company Agreement, dated January 5, 2011, by and between PCTEL, Inc. and Eclipse Design Technologies, Inc.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on May 24, 2011.

10.76*	Letter Agreement dated September 24, 2013 between PCTEL, Inc. and David Neumann granting severance benefits and Letter Agreement dated September 30, 2013 between PCTEL, Inc. and Varda A. Goldman amending severance benefits granted in a letter agreement dated December 11, 2008.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 30, 2013.

11**	Statement re Computation of Per Share Earnings

21.1	List of significant subsidiaries	Filed herewith

23.1	Consent of Grant Thornton LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.
**	Information required to be presented in exhibit 11 is provided in Note 2 of the notes to consolidated financial statements in this Annual Report on Form 10-K in accordance with accounting rules related to accounting for earnings per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

PCTEL, Inc.
A Delaware corporation
(Registrant)

/s/ MARTIN H. SINGER
Martin H. Singer
Chairman of the Board and
Chief Executive Officer
Dated: March 13, 2015

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

Signature	Title	Date

/s/ MARTIN H. SINGER (Martin H. Singer)	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2015

/s/ JOHN SCHOEN (John Schoen)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2015

/s/ BRIAN J. JACKMAN (Brian J. Jackman)	Director	March 13, 2015

/s/ STEVEN D. LEVY (Steven D. Levy)	Director	March 13, 2015

/s/ GIACOMO MARINI (Giacomo Marini)	Director	March 13, 2015

/s/ CINDY ANDREOTTI (Cindy Andreotti)	Director	March 13, 2015

/s/ CARL THOMSEN (Carl Thomsen)	Director	March 13, 2015

/s/ JAY SINDER (Jay Sinder)	Director	March 13, 2015