Form 10-Q
period 2015-03-31
PC TEL INC
filed 2015-05-11
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,577,963 as of May 8, 2015

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2015

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$7,917	$20,432
Short-term investment securities	30,941	39,577
Accounts receivable, net of allowance for doubtful accounts of $107 and $121 at March 31, 2015 and December 31, 2014, respectively	24,318	23,874
Inventories, net	17,704	16,358
Deferred tax assets, net	2,301	2,281
Prepaid expenses and other assets	2,121	1,757

Total current assets	85,302	104,279

Property and equipment, net	14,655	14,842
Goodwill	2,617	161
Intangible assets, net	16,025	2,637
Deferred tax assets, net	9,710	9,710
Other noncurrent assets	38	40

TOTAL ASSETS	$128,347	$131,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,895	$5,495
Accrued liabilities	6,818	10,211

Total current liabilities	12,713	15,706

Other long-term liabilities	437	448

Total liabilities	13,150	16,154

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,714,202 and 18,571,419 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	19	19
Additional paid-in capital	146,110	145,462
Accumulated deficit	(31,063)	(30,101)
Accumulated other comprehensive income	131	135

Total stockholders’ equity	115,197	115,515

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,347	$131,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
REVENUES	$26,326	$23,656
COST OF REVENUES	16,137	14,074

GROSS PROFIT	10,189	9,582

OPERATING EXPENSES:
Research and development	2,738	3,242
Sales and marketing	3,530	2,956
General and administrative	3,363	3,232
Amortization of intangible assets	654	574

Total operating expenses	10,285	10,004

OPERATING LOSS	(96)	(422)
Other income, net	44	197

LOSS BEFORE INCOME TAXES	(52)	(225)
Benefit for income taxes	(19)	(79)

NET LOSS	($33)	($146)

Loss per Share:
Basic	($0.00)	($0.01)
Diluted	($0.00)	($0.01)
Weighed Average Shares:
Basic	18,312	18,176
Diluted	18,312	18,176

Cash dividend per share	$0.050	$0.040

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
NET LOSS	($33)	($146)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(4)	(51)

COMPREHENSIVE INCOME LOSS	($37)	($197)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other
		Additional		Comprehensive	Total
	Common	Paid-In	Retained	Income	Stockholders’
	Stock	Capital	Deficit	(Loss)	Equity
BALANCE at JANUARY 1, 2015	$19	$145,462	($30,101)	$135	$115,515
Stock-based compensation expense	0	501	0	0	501
Issuance of shares for stock purchase and option plans	0	543	0	0	543
Cancellation of shares for payment of withholding tax	0	(396)	0	0	(396)
Dividend paid	0	0	(929)	0	(929)
Net loss	0	0	(33)	0	(33)
Change in cumulative translation adjustment, net	0	0	0	(4)	(4)

BALANCE at MARCH 31, 2015	$19	$146,110	($31,063)	$131	$115,197

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net loss	($33)	($146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,398	1,240
Stock-based compensation	501	751
Loss on disposal/sale of property and equipment	0	7
Payment of withholding tax on stock based compensation	(396)	(987)
Deferred tax provision	(20)	(91)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,008	1,040
Inventories	(1,343)	(1,473)
Prepaid expenses and other assets	(289)	1,499
Accounts payable	63	(176)
Income taxes payable	(115)	(11)
Other accrued liabilities	(3,490)	(2,384)
Deferred revenue	(1,168)	(63)

Net cash provided by (used in) operating activities	116	(794)

Investing Activities:
Capital expenditures	(364)	(620)
Purchases of investments	(2,430)	(18,582)
Redemptions/maturities of short-term investments	11,066	14,993
Purchase of assets	(20,500)	0

Net cash used in investing activities	(12,228)	(4,209)

Financing Activities:
Proceeds from issuance of common stock	543	404
Cash dividends	(929)	(739)

Net cash used in financing activities	(386)	(335)

Net decrease in cash and cash equivalents	(12,498)	(5,338)
Effect of exchange rate changes on cash	(17)	23
Cash and cash equivalents, beginning of year	20,432	21,790

Cash and Cash Equivalents, End of Period	$7,917	$16,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 (Unaudited)

(in thousands except per share data and as otherwise noted)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Nature of Operations

PCTEL, Inc. (“PCTEL”, the “Company”, “we”, “ours”, and “us”) delivers Performance Critical Telecom solutions. RF Solutions develops and provides test equipment, software and engineering services for wireless networks. The industry relies upon PCTEL to benchmark network performance, analyze trends, and optimize wireless networks. Connected Solutions designs and delivers performance critical antennas and site solutions for wireless networks globally. Our antennas support evolving wireless standards for cellular, private, and broadband networks. PCTEL antennas and site solutions support networks worldwide, including Supervisory Control and Data Acquisition (“SCADA”) for oil, gas and utilities, fleet management, industrial operations, health care, small cell and network timing deployment, defense, public safety, education, and broadband access.

Segment Reporting

PCTEL operates in two segments for reporting purposes, Connected Solutions and RF Solutions. The Company’s chief operating decision maker uses the profit and loss results through operating profit and identified assets for the Connected Solutions and RF Solutions segments to make operating decisions. Each segment has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment.

Connected Solutions Segment

Connected Solutions designs and delivers performance critical antennas and site solutions for wireless networks globally. The Company’s antennas and site solutions support networks worldwide, including SCADA for oil, gas and utilities, fleet management, industrial operations, health care, small cell and network timing deployment, defense, public safety, education, and broadband access. PCTEL’s performance critical MAXRAD® and Bluewave™ antenna solutions include high rejection and high performance GPS and GNSS products, the industry leading Yagi portfolio, mobile and indoor LTE, broadband, and LMR antennas and PIM-rated antennas for transit, in-building, and small cell applications. The Company provides performance critical mobile towers for demanding emergency and oil and gas network applications and leverage our design, logistics, and support capabilities to deliver performance critical site solutions into carrier, railroad, and utility applications. Revenue growth for antenna and site solutions is primarily driven by the increased use of wireless communications in these vertical markets. PCTEL’s antenna and site solution products are primarily sold through distributors, value-added resellers, and original equipment manufacturer (“OEM”) providers.

There are many competitors for antenna products, as the market is highly fragmented. Competitors include Laird (Cushcraft, Centurion, and Antennex products), Mobile Mark, Radiall/Larsen, Comtelco, Wilson, Commscope (Andrew products), and Kathrein, among others. The Company seeks out product applications that command a premium for product performance and customer service, and avoids commodity markets.

PCTEL maintains expertise in several technology areas in order to be competitive in the antenna engineered site solutions market. These include radio frequency engineering, mobile antenna design and manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

RF Solutions Segment

RF Solutions develops and provides performance critical test equipment, software, and engineering services for wireless networks. The industry relies upon PCTEL to benchmark network performance, analyze trends, and optimize wireless networks. SeeGull® scanning receivers are used around the world for indoor and drive test applications, including baseline testing, acceptance testing, competitive benchmarking, spectrum clearing, troubleshooting, and network optimization. SeeGull scanning receivers provide high quality real-world RF measurements needed to build, tune, troubleshoot, and expand commercial wireless networks. The Company’s highly-trained engineering services team uses state-of-the-art test, measurement, and design tools to provide engineering services for in-building and outdoor networks. Our engineering services team (“NES”) provides wireless network testing, optimization, design, integration, and consulting services, with an emphasis on in-building distributed antenna systems (“DAS”). Revenue growth for the segment’s products and services is driven by the deployment of products based on new wireless technology and the need for wireless networks to be tuned and reconfigured on a regular basis. Scanning receiver products are sold primarily through test and measurement value-added resellers and to a lesser extent directly to network operators. Competitors for these products include OEMs such as JDS Uniphase, Rohde and Schwarz, Anritsu, Digital Receiver Technology, and Berkley Varitronics.

On February 27, 2015, PCTEL, Inc. acquired substantially all of the assets of, and assumed certain specified liabilities of, Nexgen Wireless, Inc. (“Nexgen”), pursuant to an Asset Purchase Agreement dated as of February 27, 2015 (the “Nexgen APA”) among PCTEL, Nexgen, and the principals of Nexgen.

The business acquired from Nexgen is based in Schaumburg, Illinois. Nexgen provides Meridian™, a network analysis tool portfolio, and engineering services. Nexgen’s Meridian software product portfolio translates real-time network performance data into engineering actions to optimize operator performance. Meridian, with its Network IQ™, Subscriber IQ™, and Map IQ™ modules, supports crowd-based, cloud-based data analysis to enhance network performance. Nexgen provides performance engineering, specialized staffing, and trend analysis for carriers, infrastructure vendors, and neutral hosts for 2G, 3G, 4G, and LTE networks.

PCTEL maintains expertise in several technology areas in order to be competitive in the scanning receiver and related engineering services market. These include radio frequency engineering, DSP engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Basis of Consolidation

The condensed consolidated balance sheet as of March 31, 2015 and the condensed consolidated statements of operations, statements of comprehensive loss, and cash flows for the three months ended March 31, 2015 and 2014, respectively, are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2014.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“the 2014 Form 10-K”). There were no changes in the Company’s significant accounting policies during the three months ended March 31, 2015. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2014 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2014 Form 10-K. The results for the operations for the period ended March 31, 2015 may not be indicative of the results for the period ending December 31, 2015.

Foreign Currency Translation

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $6 and $39 for the three months ended March 31, 2015 and 2014, respectively.

Recent Accounting Guidance

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, which requires management to assess whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. The new accounting standard is effective as of December 31, 2016, and the Company does not expect it to have an impact on its financial statement disclosures.

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

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update took effect in the first quarter of 2015. The new guidance did not have a material impact on its consolidated financial statements.

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
Basic Earnings Per Share computation:
Numerator:
Net loss	($33)	($146)

Denominator:
Common shares outstanding	18,312	18,176

Earnings per common share - basic
Net loss	($0.00)	($0.01)

Diluted Earnings Per Share computation:
Denominator:
Common shares outstanding	18,312	18,176
Restricted shares subject to vesting	*	*
Performance shares subject to vesting	*	*
Common stock option grants	*	*

Total shares	18,312	18,176

Earnings per common share - diluted
Net loss	($0.00)	($0.01)

*	As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 213,000 and 203,000 for the three months ended March 31, 2015 and 2014 respectively were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consisted of the following:

	March 31,	December 31,
	2015	2014
Cash	$7,775	$19,731
Cash equivalents	142	701
Short-term investments	30,941	39,577

	$38,858	$60,009

Cash and Cash equivalents

At March 31, 2015, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At March 31, 2015 and December 31, 2014, the Company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable amount of $250.

At March 31, 2015, the Company had $7.8 million in cash and $0.1 million in cash equivalents and at December 31, 2014, the Company had $19.7 million in cash and $0.7 million in cash equivalents. The Company had $1.5 million and $0.5 million of cash and cash equivalents in foreign bank accounts at March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, the Company has no intentions of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds. The Company’s cash in its foreign bank accounts is not insured.

Investments

At March 31, 2015 and December 31, 2014, the Company’s short-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, AA or higher rated corporate bonds, and certificates of deposit classified as held-to-maturity. At March 31, 2015 the Company had invested $13.4 million in U.S. government agency bonds, $8.0 million in certificates of deposit, $6.2 million in pre-refunded municipal bonds and $3.4 million in AA rated or higher corporate bonds. The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities. The bonds have original maturities greater than 90 days and mature in less than one year. The Company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains were $3 at March 31, 2015. Approximately 11% and 5% of the Company’s bonds were protected by bond default insurance at March 31, 2015 and December 31, 2014, respectively.

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

Cash equivalents and Level 1 and Level 2 investments measured at fair value were as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other cash equivalents	$142	$0	$0	$142	$701	$0	$0	$701
Investments:
US government agency bonds	0	13,382	0	13,382	0	13,502	0	13,502
Certificates of deposit	7,986	0	0	7,986	11,782	0	0	11,782
Pre-refunded municipal bonds	0	6,171	0	6,171	0	5,162	0	5,162
Corporate bonds	0	3,404	0	3,404	0	7,155	0	7,155
Mutual funds	0	0	0	0	1,971	0	0	1,971

Total	$8,128	$22,957	$0	$31,085	$14,454	$25,819	$0	$40,273

5. Goodwill and Intangible Assets

Goodwill

The activity related to goodwill for the three months ended March 31, 2015 was as follows:

Balance at December 31, 2014	$161
Goodwill related to acquisition of Nexgen business	2,456

Balance at March 31, 2015	$2,617

In February 2015, the Company recorded goodwill of $2.5 million as part of the initial valuation for the purchase of the business from Nexgen. See Note 7 for additional information on the acquisition.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships	$26,638	$16,421	$10,217	$17,381	$15,933	$1,448
Patents and technology	9,947	6,528	3,419	$6,781	$6,507	274
Trademarks and trade names	4,960	3,240	1,720	$3,988	$3,152	836
Other	2,645	1,976	669	$1,998	$1,919	79

	$44,190	$28,165	$16,025	$30,148	$27,511	$2,637

The $13.4 million increase in the net book value of intangible assets at March 31, 2015 compared to December 31, 2014 reflects $14.0 million of intangible assets recorded for the purchase of the business from Nexgen, offset by amortization expense of $0.7 million recorded for the three months ended March 31, 2015. The amortization related to the assets recorded for the acquisition of the business from Nexgen was $0.2 million for the three months ended March 31, 2015.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	4 to 6 years	5.1
Patents and technology	1 to 6 years	4.6
Trademarks and trade names	3 to 8 years	4.9
Other	1 to 6 years	4.4

The Company’s scheduled amortization expense for 2015 and the next five years is as follows:

Fiscal Year	Amount
2015	$4,190
2016	$3,282
2017	$3,102
2018	$2,958
2019	$2,701
2020 & thereafter	$446

6. Balance Sheet Information

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 90 days. The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $0.1 million at March 31, 2015 and at December 31, 2014. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing. Inventories as of March 31, 2015 and December 31, 2014 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The Company had consigned inventory with customers of $1.4 million and $0.8 million at March 31, 2015 and December 31, 2014, respectively. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $1.9 million at March 31, 2015 and $1.8 million at December 31, 2014, respectively.

Inventories consisted of the following:

	March 31, 2015	December 31, 2014
Raw materials	$10,748	$10,160
Work in process	1,116	915
Finished goods	5,840	5,283

Inventories, net	$17,704	$16,358

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

Property and equipment consisted of the following:

	March 31,	December 31,
	2015	2014
Building	$6,231	$6,229
Computers and office equipment	10,568	10,435
Manufacturing and test equipment	12,268	11,880
Furniture and fixtures	1,251	1,214
Leasehold improvements	909	909
Motor vehicles	117	117

Total property and equipment	31,344	30,784
Less: Accumulated depreciation and amortization	(18,459)	(17,712)
Land	1,770	1,770

Property and equipment, net	$14,655	$14,842

Depreciation and amortization expense was approximately $0.7 million for the three months ended March 31, 2015 and 2014, respectively. Amortization for capital leases is included in depreciation and amortization expense. See Note 10 for information related to capital leases.

Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2015	2014
Inventory receipts	$1,794	$2,471
Paid time off	1,441	1,247
Due to Nexgen - working capital and contingency payment	1,014	0
Payroll, bonuses, and other employee benefits	902	1,539
Warranties	304	304
Professional fees and contractors	242	223
Income and sales taxes	228	266
Real estate taxes	212	181
Employee stock purchase plan	146	314
Deferred revenues	94	1,262
Executive deferred compensation	0	2,043
Other	441	361

Total	$6,818	$10,211

Long-term liabilities consist of the following:

	March 31,	December 31,
	2015	2014
Deferred rent	$246	$258
Long-term obligations under capital leases	143	135
Deferred revenues	48	55

	$437	$448

7. Acquisitions

Business combinations are accounted for using the acquisition method of accounting. In general, the acquisition method requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. The measurement requirements result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business may be included as part of the business combination accounting. As a result, those costs are charged to expense when incurred, except for debt or equity issuance costs, which are accounted for in accordance with other generally accepted accounting principles.

Acquisition of Nexgen Wireless, Inc.

On February 27, 2015, the Company acquired substantially all of the assets of, and assumed certain specified liabilities of, Nexgen Wireless, Inc., an Illinois corporation (“Nexgen”), pursuant to an Asset Purchase Agreement dated as of February 27, 2015 (the “Nexgen APA”) among PCTEL, Inc., Nexgen, and the principals of Nexgen.

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

The provisional purchase consideration for Nexgen was $21.5 million, consisting of $18.25 million in cash paid at closing, $2.25 million held in escrow, an estimated $0.9 million excess working capital true up to be paid in cash, and a potential $2.0 million contingency payment that has been provisionally calculated with a fair value of $0.1 million. The contingent payment was dependent on the achievement of revenue-based goals pertaining to the acquired business for the period commencing on March 1, 2015 and ending on April 30, 2016. The cash consideration paid was provided from the Company’s existing cash. The assets acquired consisted primarily of customer relationships, intellectual property (including trade names), working capital (accounts receivable, work in process, accounts payable and accrued liabilities), and fixed assets. The Nexgen Parties are bound by non-competition covenants under the Nexgen APA, which generally expire on February 27, 2019. The Company calculates the fair value of the assets acquired by using a blended analysis of the present value of future discounted cash flows and the market approach of valuation. The intangible assets recorded have a weighted average amortization period of 5.0 years.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2015, on April 7, 2015, Samsung Electronics America, Inc., as successor in interest to Samsung Telecommunications America, LLC (“Samsung”), provided Nexgen and the Company with a final notice of Samsung’s election to terminate, effective April 30, 2015, the Contractor Services Agreement, dated May 2, 2012 (the “CSA”), by and between Samsung and Nexgen. On May 5, 2015, the Company and the principals of Nexgen entered into an Amendment to Asset Purchase Agreement (the “Nexgen APA Amendment”) with the following principal terms: (a) Nexgen agreed to transfer to the Company previously excluded accounts receivable with an aggregate potential value of $0.8 million; (b) the aggregate amount potentially payable to the principals of Nexgen as contingent earnout consideration was reduced from $2.0 million to $1.0 million; (c) the Company waived its right to seek additional indemnification from the principals of Nexgen for matters specified therein; (d) the parties directed that $2.25 million in escrowed funds potentially payable to the principals of Nexgen pursuant to the Nexgen APA be released to the Company; (e) Mr. Thakkar relinquished a portion of the equity awards previously granted to him; (f) the Company released various potential claims against Nexgen and the principals of Nexgen with respect to the termination of the CSA and related matters; and (g) the parties agreed that the principals of Nexgen would be eligible for potential additional consideration if the acquired business achieves performance metrics set forth therein. The amendment terms will be accounted for consistent with accounting for legal settlements, as there is not a clear and direct link between the settlement and the acquisition price.

Approximately 78% of Nexgen’s revenue is related to the U.S. Sprint cellular network, contracted either with Samsung or Sprint directly. During due diligence, the Company modeled a likely range of future revenue and cash flow based on the high degree of customer concentration risk. While the terminated CSA represented a material portion of that revenue, the resulting total future revenue and cash flow remained within the lower range of the forecast model. The Company utilized the lower end of the forecast range in evaluating the fair value of the acquired assets. The valuation yielded provisional goodwill of $2.5 million, of which $1.4 million is related to the assembled workforce. The goodwill is deductible for tax purposes.

The purchase accounting related to the valuation of certain tangible and intangible assets was still in process at March 31, 2015. The purchase accounting is expected to be completed no later than the quarter ended September 30, 2015. The following is the provisional allocation of the purchase price for the assets from Nexgen at the date of the acquisition as of March 31, 2015:

Tangible assets:
Accounts receivable	$5,437
Prepaid and other assets	49
Deferred cost of sales	24
Fixed assets	43

Total tangible assets	5,553

Intangible assets:
Customer relationships	9,258
Trade names	972
Technology	3,165
Backlog	109
Non-compete	538
Goodwill	2,456

Total intangible assets	16,498

Total assets	22,051

Accounts payable	200
Accrued liabilities	337

Total liabilities	537

Net assets acquired	$21,514

A reconciliation of the assets acquired with the cash paid at closing is as follows:

Net assets acquired	$21,514
Due Nexgen - contingent liability	(91)
Due Nexgen - working capital adjustment	(923)

Cash paid at closing	$20,500

Mr. Jigar Thakkar, the primary founder of Nexgen, remains with the acquired business as the Company’s newly-appointed Vice President, Network Analytics, under an employment arrangement that includes non-competition covenants for the duration of his employment with PCTEL, Inc. and for 12 months thereafter (which covenants are in addition to his non-competition covenants under the Nexgen APA described above). The Company assumed Nexgen’s existing lease for Nexgen’s offices in Schaumburg, Illinois and will operate the acquired business from that location.

The Company does not have any material relationship with Mr. Thakkar and the other principals of Nexgen other than in respect of the Nexgen APA, the Nexgen APA Amendment, the transactions provided for therein, and Mr. Thakkar’s post-acquisition role as the Company’s Vice President and Chief Technology Officer, RF Solutions.

All of the Nexgen assets and employees were immediately integrated into the Network Engineering Services reporting unit within the RF Solutions segment.

The Company recognizes revenue for the engineering services under the completed performance method. For specialized staffing, the Company recognizes revenue as services are provided to the customer.

The Company performs an annual impairment test of goodwill as of the end of the first month of the fiscal fourth quarter (October 31st), or at an interim date if an event occurs or if circumstances change that would indicate that an impairment loss may have been incurred. In performing the impairment test, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If the qualitative assessment is indicative of possible impairment, then a two-step quantitative fair value assessment is performed at the reporting unit level. In the first step, the fair value of each reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment.

While the resulting revenue forecast after the termination of the Samsung CSA remained within the predicted range of volatility, management performed a Step 1 quantitative goodwill test at March 31, 2015 of goodwill within the Network Engineering Services reporting unit into which the Nexgen acquisition was integrated. The results of that test yielded a discounted cash flow of enterprise value significantly higher than the reporting unit’s carrying value. The company concluded that goodwill was not impaired and no further testing was performed. Additionally, the intangible assets of the reporting unit were evaluated for impairment and the undiscounted future cash flows of each intangible asset exceeded their carrying value.

Revenues for Nexgen were $23.8 million for the year ended December 31, 2014. The Company’s first quarter results include the operating results for March 2015 for the business acquired from Nexgen. The following pro forma financial information gives effect to the acquisition of the Nexgen business as if the acquisition had taken place on January 1, 2014. The pro forma financial information for Nexgen was derived from the unaudited historical accounting records of Nexgen.

	(unaudited) Three Months Ended March 31, 2015	(unaudited) Three Months Ended March 31, 2014
REVENUES	$29,284	$31,159
NET INCOME	$63	$1,226
NET INCOME PER SHARE	$0.00	$0.07

The pro forma results include adjustments for intangible amortization of $0.3 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively. The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2014, nor is it necessarily indicative of the Company’s future consolidated results of operations or financial position.

8. Stock-Based Compensation

The condensed consolidated statements of operations include $0.5 million and $0.8 million of stock compensation expense for the three months ended March 31, 2015 and 2014, respectively. Stock compensation expense for the three months ended March 31, 2015 consists of $0.2 million for restricted stock awards, $0.2 million for stock option expenses and $53 for stock purchase plan expenses. Stock compensation expense for the three months ended March 31, 2014 consists of $0.4 million for restricted stock awards, $0.4 million for stock option expenses and $31 for stock purchase plan expenses.

The Company did not capitalize any stock compensation expense during the three months ended March 31, 2015 or 2014. Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2015	2014
Cost of revenues	$73	$86
Research and development	115	173
Sales and marketing	158	147
General and administrative	155	345

Total	$501	$751

Restricted Stock – Service Based

The Company grants restricted shares as employee incentives. When service-based restricted stock is granted to employees, the Company records deferred stock compensation within additional paid in capital, representing the fair value of the common stock on the date the restricted shares are granted. The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares. These grants vest over various periods, but typically vest over four years. During the three months ended March 31, 2014, the Company awarded annual service-based restricted stock to eligible employees. The 2015 annual service-based awards were not granted during the three months ended March 31, 2015, but were approved by the Board of Directors, subject to the approval of the amendment and restatement of the 1997 Stock Plan in June 2015. The Company awarded 100,000 shares to Jigar Thakkar as part of his employment offer following the Nexgen acquisition. These shares cliff vest two years from the grant date.

The following table summarizes restricted stock activity for the three months ended March 31, 2015:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Restricted Stock Awards - December 31, 2014	343,836	$7.41
Shares awarded	104,000	8.12
Shares vested	(128,558)	7.08
Shares cancelled	(1,350)	8.07

Unvested Restricted Stock Awards - March 31, 2015	317,928	$7.78

The intrinsic value of service-based restricted shares that vested during the three months ended March 31, 2015, and 2014, was $1.0 million and $2.7 million, respectively.

At March 31, 2015, total unrecognized compensation expense related to restricted stock was approximately $2.2 million, net of forfeitures to be recognized through 2018 over a weighted average period of 1.6 years.

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

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2015:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Restricted Stock Units - December 31, 2014	4,600	$7.47
Units vested	(2,475)	7.00

Unvested Restricted Stock Units - March 31, 2015	2,125	$7.80

The intrinsic value of service-based restricted stock units that vested and issued as shares during the three months ended March 31, 2015 and 2014 was $20 and $27, respectively.

As of March 31, 2015, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $13, to be recognized through 2018 over a weighted average period of 1.5 years.

Stock Options

The Company grants stock options to purchase common stock as long-term incentives. The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date. Employee options contain installment vesting typically over a period of four years. Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. Prior to July 2010, the Company primarily granted stock options with a ten-year life. Beginning with options granted in July 2010, the Company grants stock options with a seven-year life. During the three months ended March 31, 2015, the Company awarded 130,000 stock options to new employees from the acquisition of the Nexgen business and 2,000 stock options to eligible new employees.

A summary of the Company’s stock option activity for the three months ended March 31, 2015 is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at December 31, 2014	1,357,928	$7.81
Granted	132,000	8.10
Exercised	(23,784)	7.29
Expired or Cancelled	(220)	7.84
Forfeited	(2,084)	8.30

Outstanding at March 31, 2015	1,463,840	$7.84

Exercisable at March 31, 2015	904,650	$8.09

During the three months ended March 31, 2015, the Company received proceeds of $0.2 million from the exercise of 23,784 options. The intrinsic value of these options exercised was $31. During the three months ended March 31, 2014, the Company received proceeds of $0.2 million from the exercise of 27,270 options. The intrinsic value of these options exercised was $34.

The range of exercise prices for options outstanding and exercisable at March 31, 2015, was $5.50 to $11.00. The following table summarizes information about stock options outstanding under all stock option plans:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.50	—	$6.00	3,379	4.63	$5.66	3,011	$5.62
6.01	—	6.50	16,267	4.05	6.23	10,598	6.23
6.51	—	7.00	39,022	3.21	6.85	35,251	6.86
7.01	—	7.50	822,426	5.01	7.17	441,036	7.17
7.51	—	8.00	26,000	5.47	7.81	5,166	7.83
8.01	—	8.50	165,945	5.99	8.16	26,824	8.46
8.51	—	9.00	40,416	1.66	8.74	34,935	8.74
9.01	—	9.50	288,835	1.11	9.16	287,604	9.16
9.51	—	10.00	20,650	3.15	9.64	19,325	9.64
10.01	—	11.00	40,900	1.22	10.64	40,900	10.64

$5.50	—	$11.00	1,463,840	4.07	$7.84	904,650	$8.09

The weighted average contractual life and intrinsic value at March 31, 2015, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	4.07	$767
Options Exercisable	3.19	$433

The intrinsic value is based on the share price of $8.00 at March 31, 2015.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions at March 31st:

	March 31,
	2015	2014
Dividend yield	2.5%	1.8%
Risk-free interest rate	0.5%	0.5%
Expected volatility	34%	39%
Expected life (in years)	5.2	5.2

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

As of March 31, 2015, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $0.7 million, net of estimated forfeitures to be recognized through 2018 over a weighted average period of 1.3 years.

Performance-based Equity Awards

In March 2014, the Company’s Board of Directors approved the 2014 Long-Term Incentive Plan (“2014 LTIP”) and the LTIP award agreements were completed in April 2014. Under the 2014 LTIP, shares are earned by certain executive employees based upon achievement of revenue goals over a four-year period with a penalty if certain profit levels are not maintained. The four-year period is divided into two interim periods (each an “Interim Period”), the first of which will end on December 31, 2015, and the second of which will end on December 31, 2017. The number of shares that can be earned at threshold and target are 190,000 and 380,000, respectively. Stock compensation expense is amortized over the performance period for these awards based on estimated achievement of the goals. The achievement period for one executive was modified from two years to one year. For the units that vested, shares were awarded with intrinsic value of $50 and the unvested units were cancelled.

The following summarizes the performance unit activity during the three months ended March 31, 2015:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Performance Units - December 31, 2014	380,000	$8.47
Units vested	(6,202)	8.47
Units cancelled	(3,798)	8.47

Unvested Performance Units - March 31, 2015	370,000	$8.47

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is approximately nine months. The Company received proceeds of $0.4 million from the issuance of 57,293 shares under the ESPP in February 2015 and received proceeds of $0.3 million from the issuance of 49,063 shares under the ESPP in February 2014.

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

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	March 31,
	2015	2014
Dividend yield	2.5%	1.8%
Risk-free interest rate	0.3%	0.3%
Expected volatility	33%	39%
Expected life (in years)	0.5	0.5

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

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority. The Company paid $0.4 million and $1.0 million for withholding taxes related to stock awards during the three months ended March 31, 2015 and 2014, respectively.

Stock Repurchases

All share repurchase programs are authorized by the Company’s Board of Directors and are announced publicly. On November 13, 2014, the Board of Directors approved a share repurchase program of up to 926,000 of the Company’s outstanding shares that will expire when the total shares are repurchased per the agreement or on November 13, 2016, whichever comes first. On April 20, 2015, the Board of Directors authorized an increase to the stock buyback program to purchase an additional 500,000 shares of stock, for a total of 1,426,000 shares. No shares were repurchased during the three months ended March 31, 2015.

9. Benefit Plans

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

The Company’s contributions to retirement plans were as follows:

	Three Months Ended
	March 31
	2015	2014
PCTEL, Inc. 401(k) Profit sharing Plan - US employees	$194	$194
Defined contribution plans - foreign employees	78	82

Total	$272	$276

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

At December 31, 2014, the value of the Company’s investment account to fund EDCP obligations was $2.1 million, included in cash equivalents and short-term investments and the deferred compensation obligation was $2.0 million, included in accrued liabilities in the consolidated balance sheets. In January 2015, the Company paid out the full amount of the obligation of $2.0 million to the participants.

10. Commitments and Contingencies

Operating Leases

The Company has operating leases for facilities through 2020 and office equipment through 2019. The future minimum rental payments under these leases at March 31, 2015, are as follows:

Year	Amount
2015	$853
2016	1,084
2017	931
2018	887
2019	671
Thereafter	229

Future minimum lease payments	$4,655

The rent expense under leases was approximately $1.0 million and $0.9 million for the three months ended March 31, 2015, and 2014, respectively.

In conjunction with the asset purchase agreement for Nexgen, the Company assumed the lease for office space in Schaumburg, Illinois consisting of 6,652 square feet. The lease expiration date is October 31, 2018 and the total lease obligation pursuant to this lease assumption is $0.4 million.

In January 2015 the Company entered into a new five-year lease for office space in Englewood, Colorado, for the expansion of our engineering services business. The office space consists of 4,759 square feet and the total lease obligation pursuant to this lease is $0.6 million.

All properties are in good condition and are suitable for the purposes for which they are used. We believe that we have adequate space for our current needs.

Capital Leases

The Company has capital leases for office and manufacturing equipment. The net book values for asset under capital leases were as follows:

	March 31, 2015	December 31, 2014
Cost	$210	$189
Accumulated Depreciation	(25)	(16)

Net Book Value	$185	$173

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount
2015	$39
2016	48
2017	49
2018	38
2019	28
2020	2

Total minimum payments required:	204
Less amount representing interest:	19

Present value of net minimum lease payments:	$185

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The Company’s allowance for sales returns was $0.2 million and $0.1 million at March 31, 2015 and December 31, 2014, respectively.

The Company offers repair and replacement warranties of up to five years for certain antenna products and scanning receiver products. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at March 31, 2015 and December 31, 2014, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in the warranty reserves during the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,
	2015	2014
Beginning balance	$304	$305
Provisions for warranties	16	12
Consumption of reserves	(16)	(21)

Ending balance	$304	$296

TelWorx Settlements

The Company acquired substantially all of the assets and assumed certain specified liabilities of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC and TowerWorx International, Inc. (collectively “TelWorx”), pursuant to an Asset Purchase Agreement (“APA”) dated as of July 9, 2012 among the Company, TelWorx and Tim and Brenda Scronce, the principal owners of TelWorx. The business operations associated with these purchased assets is collectively referred to as “TelWorx” in this Form 10-Q. As disclosed in the Company’s Form 8-K/A filed with the Securities and Exchange Commission (the “Commission”) on March 13, 2013, after completion of the acquisition, the Company became aware of certain accounting irregularities with respect to the TelWorx Entities and the Company’s Board of Directors directed management to conduct an internal investigation. Based on the results of the Company’s investigation, the Company’s Board of Directors directed management to seek restitution from the TelWorx Parties. On March 27, 2013, after protracted negotiations and concurrent litigation, the parties entered into an amendment to the APA and related settlement agreements to settle the dispute.

The Company sought and received restitution from two parties who assisted the sellers of TelWorx for professional services in their sale of the business to PCTEL. On September 30, 2014, the Company settled in cash with one party for $0.1 million and on October 10, 2014, the Company settled with the other party in cash for $0.8 million. The Company recorded the settlements as income in the quarters ended September 30, 2014 and December 31, 2014, respectively.

11. Income Taxes

The Company recorded an income tax benefit of $19 for the three months ended March 31, 2015. The tax benefit for the three months ended March 31, 2015 differed from the statutory rate of 34% primarily because of state income taxes.

The Company recorded an income tax benefit of $0.1 million for the three months ended March 31, 2014. The tax expense for the three months ended March 31, 2014 differs from the statutory rate of 34% primarily because of state income taxes.

The Company’s valuation allowance against its deferred tax assets was $0.6 million at March 31, 2015 and December 31, 2014. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s long-term forecasts continue to support the realization of its deferred tax assets. The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 26.0 year average period over which future income can be utilized to realize the deferred tax assets.

The Company’s gross unrecognized tax benefit was $0.8 million at March 31, 2015 and December 31, 2014.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s U.S. federal and state tax returns remain subject to examination for 2011 and subsequent periods.

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

The following tables are the segment operating profits and cash flow information for the three months ended March 31, 2015 and 2014, respectively, and the segment balance sheet information as of March 31, 2015 and December 31, 2014:

	Three Months Ended March 31, 2015
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$17,354	$9,051	($79)	$26,326

GROSS PROFIT	5,444	4,736	9	10,189

OPERATING INCOME (LOSS)	$1,613	$1,210	($2,919)	($96)

Depreciation	$420	$246	$78	$744
Intangible amortization	$230	$424	$0	$654
Capital expenditures	$177	$134	$53	$364

	As of March 31, 2015
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$11,251	$13,067	$0	$24,318
Inventories	$15,261	$2,443	$0	$17,704

Long-lived assets:
Property and equipment, net	$10,912	$3,035	$708	$14,655
Goodwill	$0	$2,617	$0	$2,617
Intangible assets, net	$1,450	$14,575	$0	$16,025
Deferred tax assets, net	$0	$0	$9,710	$9,710
Other noncurrent assets	$0	$0	$38	$38

	Three Months Ended March 31, 2014
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$15,997	$7,722	($63)	$23,656

GROSS PROFIT	5,116	4,459	7	9,582

OPERATING INCOME (LOSS)	$1,170	$1,014	($2,606)	($422)

Depreciation	$420	$161	$85	$666
Intangible amortization	$370	$204	$0	$574
Capital expenditures	$281	$250	$89	$620

	As of December 31, 2014
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$15,947	$7,927	$0	$23,874
Inventories	$14,172	$2,186	$0	$16,358

Long-lived assets:
Property and equipment, net	$11,124	$2,987	$731	$14,842
Goodwill	$0	$161	$0	$161
Intangible assets, net	$1,681	$956	$0	$2,637
Deferred tax assets, net	$0	$0	$9,710	$9,710
Other noncurrent assets	$0	$0	$40	$40

The Company’s revenues to customers outside of the United States, as a percent of total revenues for the three months ended March 31, 2015 and 2014, respectively were as follows:

	Three Months Ended
	March 31,
Region	2015	2014
Asia Pacific	10%	11%
Europe, Middle East, & Africa	11%	10%
Other Americas	5%	7%

Total Foreign sales	26%	28%

There was one customer that accounted for 10% or greater of revenues during the three months ended March 31, 2015 and no customers accounted for greater than 10% of revenues for the three months ended March 31, 2014.

13. Related Parties

The Company leases its Pryor, Oklahoma facility from American Tradition Custom Steel LLC, of which Mr. Aaron Jarvis is a member. Mr. Jarvis is the operations manager for the Company’s mobile tower business. The current lease has a value of $39 and terminates in October 2015.

14. Subsequent Events

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

Nexgen settlement

On May 5, 2015, the Company and the principals of Nexgen entered into an Amendment to Asset Purchase Agreement (the “Nexgen APA Amendment”) with the following principal terms: (a) Nexgen agreed to transfer to the Company previously excluded accounts receivable with an aggregate potential value of $0.8 million; (b) the aggregate amount potentially payable to the principals of Nexgen as contingent earnout consideration was reduced from $2.0 million to $1.0 million; (c) the Company waived its right to seek additional indemnification from the principals of Nexgen for matters specified therein; (d) the parties directed that $2.25 million in escrowed funds potentially payable to the principals of Nexgen pursuant to the Nexgen APA be released to the Company; (e) Mr. Thakkar relinquished a portion of the equity awards previously granted to him; (f) the Company released various potential claims against Nexgen and the principals of Nexgen with respect to the termination of the CSA and related matters; and (g) the parties agreed that the principals of Nexgen would be eligible for potential additional consideration if the acquired business achieves performance metrics set forth therein. The amendment terms will be accounted for consistent with accounting for legal settlements, as there is not a clear and direct link between the settlement and the acquisition price.

Share repurchases

From April 1 through May 7, 2015, the Company repurchased 146,839 shares at an average price of $7.28.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2014 contained in our Annual Report on Form 10-K filed on March 13, 2015. Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix. These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning. Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. No undue reliance should be placed on these forward-looking statements. Our actual results could differ materially from those projected in these forward-looking statements.

Our first quarter 2015 revenues increased by $2.7 million, or 11.3%, to $26.3 million compared the same period in 2014, due to the higher revenues from both the Connected Solutions and RF Solutions segments. We recorded an operating loss of $0.1 million compared to an operating loss of $0.4 million in the same period last year.

Introduction

PCTEL delivers Performance Critical Telecom solutions. RF Solutions develops and provides test equipment, software and engineering services for wireless networks. The industry relies upon PCTEL to benchmark network performance, analyze trends, and optimize wireless networks. Connected Solutions designs and delivers performance critical antennas and site solutions for wireless networks globally. Our antennas support evolving wireless standards for cellular, private, and broadband networks. PCTEL antennas and site solutions support networks worldwide, including supervisory control and data acquisition (“SCADA”) for oil, gas and utilities, fleet management, industrial operations, health care, small cell and network timing deployment, defense, public safety, education, and broadband access.

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

PCTEL operates in two segments for reporting purposes, Connected Solutions and RF Solutions. Our Connected Solutions segment includes our antenna and site solutions and our RF Solutions segment includes our scanning receivers and related RF engineering services. Each segment has its own manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of our accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function.

On February 27, 2015, we acquired substantially all of the assets of, and assumed certain specified liabilities of, Nexgen Wireless, Inc., (“Nexgen”), pursuant to an Asset Purchase Agreement dated as of February 27, 2015 (the “Nexgen APA”) among PCTEL, Nexgen, and the principals of Nexgen.

The business acquired from Nexgen is based in Schaumburg, Illinois. Nexgen provides Meridian™, a network analysis tool portfolio, and engineering services. Nexgen’s Meridian software product portfolio translates real-time network performance data into engineering actions to optimize operator performance. Meridian, with its modules of Network IQ™, Subscriber IQ™, and Map IQ™, supports crowd-based, cloud-based data analysis to enhance network performance. Nexgen provides performance engineering, specialized staffing, and trend analysis for carriers, infrastructure vendors, and neutral hosts for 2G, 3G, 4G, and LTE networks.

Results of Operations

Three Months Ended March 31, 2015 and 2014

(in thousands)

Revenues by Segment

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Connected Solutions	$17,354	$15,997	$1,357	8.5%
RF Solutions	9,051	7,722	1,329	17.2%
Corporate	(79)	(63)	(16)	not meaningful

Total	$26,326	$23,656	$2,670	11.3%

Revenues increased 11.3% for the three months ended March 31, 2015 compared to the same period in 2014. Connected Solutions revenues increased 8.5%. The revenue increase of 17.2% in RF Solutions consists of an increase in organic revenue of two percent over the same period last year. Approximately $1.2 million of the increase was from the Company’s acquisition in the quarter. The organic period over period growth was negatively affected by an approximate $1.0 million sequential quarter decline in engineering services revenue related to a slowdown in spending by AT&T. The revenue increase for Connected Solutions is attributed to strength of cellular kitting revenue.

Gross Profit by Segment

	Three Months Ended March 31,
	2015	% of Revenues	2014	% of Revenues
Connected Solutions	$5,444	31.4%	$5,116	32.0%
RF Solutions	4,736	52.3%	4,459	57.7%
Corporate	9	not meaningful	7	not meaningful

Total	$10,189	38.7%	$9,582	40.5%

The gross profit percentage of 38.7% for the three months ended March 31, 2015 was 1.8% lower than the corresponding period in fiscal 2014 due to increased contribution of lower gross margin Connected Solutions revenues. The gross profit percentage for Connected Solutions decreased 0.6% during the three months ended March 31, 2015 compared to the prior year first quarter due to the higher contribution of cellular kitting products with their lower margin relative to antenna products. The gross profit percentage declined 5.4% for RF Solutions compared to the prior year first quarter. The primary contributors to the decline are a larger contribution of network engineering services revenue with its lower gross profit margin relative to scanners and to the AT&T spending slowdown previously mentioned.

Operating Profit by Segment

	Three Months Ended March 31,
	2015	% of Revenues	2014	% of Revenues
Connected Solutions	$1,613	9.3%	$1,170	7.3%
RF Solutions	1,210	13.4%	1,014	13.1%
Corporate	(2,919)	not meaningful	(2,606)	not meaningful

Total	($96)	-0.4%	($422)	-1.8%

Total operating profit improved by $0.3 million during the three months ended March 31, 2015 compared to 2014 due to higher operating profit in Connected Solutions and RF Solutions and lower Corporate operating expenses. Connected Solutions operating profit improved by $0.4 million due the gross margin from higher revenues and also due to lower operating expenses. RF Solutions operating profit was higher by $0.2 million during the three months ended March 31, 2015 compared to the prior period as higher gross margin from increased revenues and lower research and development expenses. Within the corporate function, transaction costs of $0.7 million associated with the acquisition of the Nexgen business offset $0.3 million in lower legal and professional fees associated with litigation of TelWorx parties and the SEC investigation of TelWorx.

Consolidated Operating Expenses

	Three Months Ended March 31,		Three Months Ended March 31,	% of Revenues
	2015	Change	2014	2015	2014
Research and development	$2,738	($504)	$3,242	10.4%	13.7%
Sales and marketing	3,530	574	2,956	13.4%	12.5%
General and administrative	3,363	131	3,232	12.8%	13.7%
Amortization of intangible assets	654	80	574	2.5%	2.4%

	$10,285	$281	$10,004	39.1%	42.3%

Research and Development

Research and development expenses decreased approximately $0.5 million for the three months ended March 31, 2015 compared to the corresponding period in 2014. The decrease is due to the IBflex scanning receiver product launch being completed in 2014 partially offset by the costs added from the recent acquisition.

Sales and Marketing

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses increased approximately $0.6 million for the three months ended March 31, 2015 compared to the same period in fiscal 2014 due to 2014 headcount investments in both operating segments as well as costs associated with the acquisition.

General and Administrative

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses increased $0.1 million for the three months ended March 31, 2015 compared to the same period in fiscal 2014 as transaction costs incurred in connection with the Nexgen acquisition offset lower legal and professional fees relating to the TelWorx SEC investigation. We incurred $38 for professional and legal fees associated with the TelWorx investigation during the three months ended March 31, 2015 compared to $0.3 million during the corresponding period in 2014.

Amortization of Intangible Assets

Amortization increased $0.1 million during the three months ended March 31, 2015 compared to the same period in 2014. Amortization for assets purchased from Nexgen added $0.2 million, offsetting lower amortization for Connected Solutions because certain assets were fully amortized in 2014.

Other Income, Net

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Insurance proceeds	$36	$220
Interest income	18	19
Foreign exchange losses	(6)	(39)
Other, net	(4)	(3)

	$44	$197

Percentage of revenues	0.2%	0.8%

Other income, net consists of interest income, foreign exchange losses, as well as income from insurance proceeds. For the three months ended March 31, 2015 and March 31, 2014, respectively, other income, net includes $36 and $0.2 million of insurance proceeds related to the SEC investigation of TelWorx.

Benefit for Income Taxes

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Benefit for income taxes	($19)	($79)
Effective tax rate	36.5%	35.1%

The effective tax rate for the three months ended March 31, 2015 and 2014 differed from the statutory rate of 34% by approximately 2.5% and 1.1%, respectively, primarily because of state income taxes.

We maintain valuation allowances due to uncertainties regarding realizability. At March 31, 2015 and December 31, 2014, we had a $0.7 million valuation allowance on our deferred tax assets. The valuation allowance primarily relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. While we recorded a net loss during the three months ended March 31, 2014, our long-term forecasts continue to support the realization of our deferred tax assets. Our domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 26.0 year average period over which future income can be utilized to realize the deferred tax assets.

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

Stock-based compensation expense

The condensed consolidated statements of operations include $0.5 million and $0.8 million of stock compensation expense for the three months ended March 31, 2015 and 2014, respectively. Stock compensation expense for the three months ended March 31, 2015 consists of $0.2 million for restricted stock awards, $0.2 million for stock option expenses and $53 for stock purchase plan expenses. Stock compensation expense for the three months ended March 31, 2014 consisted of $0.4 million for restricted stock awards, $0.4 million for stock option expenses and $31 for stock purchase plan expenses.

The Company did not capitalize any stock compensation expense during the three months ended March 31, 2015 or 2014.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2015	2014
Cost of revenues	$73	$86
Research and development	115	173
Sales and marketing	158	147
General and administrative	155	345

Total	$501	$751

Liquidity and Capital Resources

	Three Months Ended March 31,
	2015	2014
Net loss	($33)	($146)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	1,483	920
Changes in operating assets and liabilities	(1,334)	(1,568)

Net cash provided by (used in) operating activities	$116	($794)
Net cash used in investing activities	($12,228)	($4,209)
Net cash used in financing activities	($386)	($335)

	March 31,	December 31,
	2015	2014
Cash and cash equivalents at the end of period	$7,917	$20,432
Short-term investments at the end of period	$30,941	$39,577
Working capital at the end of period	$72,589	$88,573

Liquidity and Capital Resources Overview

At March 31, 2015, our cash and investments were approximately $38.9 million and we had working capital of $72.6 million. Our primary source of liquidity is cash provided by operations, with short term swings in liquidity supported by a significant balance of cash and short-term investments. The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. We expect this historical trend to continue in the future.

Within investing activities, capital spending historically ranges between 2.0% and 5.0% of our revenues and the primary use of capital is for manufacturing and development engineering requirements. Our capital expenditures during the three months ended March 31, 2015 was approximately 1.4% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the Employee Stock Purchase Plan (“ESPP”) and have historically used funds to repurchase shares of our common stock through our share repurchase programs. We pay quarterly dividends and have reinstated a stock repurchase program. Whether this activity results in our being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year. Management believes that the Company’s current financial position, which includes $38.9 million in cash and investments, and no debt, combined with its historic ability to generate free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support its operations.

Operating Activities:

Operating activities provided $0.1 million during the three months ended March 31, 2015 as we generated $1.5 million of cash from our income statement activities, offsetting the use of $1.3 million of cash from our balance sheet activities. Within the balance sheet, we used $2.0 million for the payout of the executive deferred compensation plan, and we used $1.5 million to pay annual 2014 accruals, including short-term incentive plan bonuses and sales commissions. Inventories increased $1.3 million due to higher inventories for both Connected Solutions and RF Solutions. We generated cash of $5.0 million from decreases in accounts receivable. Accounts receivable were lower at March 31, 2015 compared to December 31, 2014 due to lower revenues during the three months ended March 31, 2015 compared to the three months ended December 31, 2014 and because accounts receivable at December 31, 2014 included billings of $1.2 million related to deferred revenue that was collected in the three months ended March 31, 2015. We used $0.4 million for payroll taxes related to stock-based compensation. The tax payments related to our stock issued for restricted stock awards.

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

Investing Activities:

Our investing activities used $12.2 million of cash during the three months ended March 31, 2015. We used $20.5 million for the purchase of the Nexgen business in February 2015. We funded the acquisition from the Company’s cash and from investments that matured during January and February 2015. During the three months ended March 31, 2015, redemptions and maturities of our short-term investments provided $11.1 million in funds and we rotated $2.4 million of cash into new short-term investments. We used $0.4 million for capital expenditures during the three months ended March 31, 2015.

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

Financing Activities:

We used $0.4 million in cash for financing activities during the three months ended March 31, 2015. We used $0.9 million for cash dividends paid in February 2015 and we received $0.5 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.

We used $0.3 million in cash for financing activities during the three months ended March 31, 2014. We paid $0.7 million for a cash dividend paid in February 2014 and we received $0.4 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.

Contractual Obligations and Commercial Commitments

As of March 31, 2015, we had operating lease obligations of approximately $4.7 million through 2020, primarily for facility leases. Our lease obligations were $3.8 million at December 31, 2014.

We had purchase obligations of $7.7 million and $9.3 million at March 31, 2015 and December 31, 2014, respectively. These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.

We had a liability of $0.8 million related to income tax uncertainties at March 31, 2015 and December 31, 2014. We do not know the timing of the settlement of this liability.

Critical Accounting Policies and Estimates

We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014 (the “2014 Annual Report on Form 10-K”). There have been no material changes in any of our critical accounting policies since December 31, 2014. See Note 2 in the footnotes to the Condensed Consolidated Financial Statements for discussion on recent accounting pronouncements.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

See our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 (Item 7A). As of May 11, 2015, there have been no material changes in this information.

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

TelWorx Acquisition

As described in Note 10 to the consolidated financial statements, following the closing of the Telworx acquisition, the Company became aware of accounting irregularities with respect to the acquired Telworx business and the Company self-reported to the SEC. The SEC conducted a formal investigation relating to the accounting irregularities in the Telworx financial statements. We have cooperated fully with the SEC. On April 1, 2015, the SEC announced a settlement with the principals of TelWorx.

Item 1A:	Risk Factors

Factors That May Affect Our Business, Financial Condition and Future Operating Results

See our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 (Item 7A). As of May 11, 2015, there have been no material changes in this information.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Amendment of Material Definitive Agreement; Completion of Acquisition of Assets

As previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on March 5, 2015, the Company acquired substantially all of the assets of, and assumed certain specified liabilities of, Nexgen Wireless, Inc. (“Nexgen”) on February 27, 2015, pursuant to an Asset Purchase Agreement (the “Nexgen APA”) dated as of that date by and among the Company, Nexgen and the principals of Nexgen.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2015, on April 7, 2015, Samsung Electronics America, Inc., as successor in interest to Samsung Telecommunications America, LLC (“Samsung”), provided Nexgen and the Company with a notice of Samsung’s election to terminate, effective April 30, 2015, the Contractor Services Agreement, dated May 2, 2012

(the “CSA”), by and between Samsung and Nexgen. Following receipt of the termination notice, the Company and the principals of Nexgen signed a term sheet calling for: (a) a material reduction of the total consideration paid or payable by PCTEL for the Nexgen assets under the Nexgen APA, and (b) a material reduction of the equity compensation for which John Thakkar, the founder and president of Nexgen and now the Company’s Vice President and Chief Technology Officer, RF Solutions, would be eligible.

On May 5, 2015, the Company and the principals of Nexgen entered into an Amendment to Asset Purchase Agreement (the “Nexgen APA Amendment”) with the following principal terms: (a) Nexgen agreed to transfer to the Company previously excluded accounts receivable with an aggregate potential value of $0.8 million; (b) the aggregate amount potentially payable to the principals of Nexgen as contingent earnout consideration was reduced from $2.0 million to $1.0 million; (c) the Company waived its right to seek additional indemnification from the principals of Nexgen for matters specified therein; (d) the parties directed that $2.25 million in escrowed funds potentially payable to the principals of Nexgen pursuant to the Nexgen APA be released to the Company; (e) Mr. Thakkar relinquished a portion of the equity awards previously granted to him; (f) the Company released various potential claims against Nexgen and the principals of Nexgen with respect to the termination of the CSA and related matters; and (g) the parties agreed that the principals of Nexgen would be eligible for potential additional consideration if the acquired business achieves performance metrics set forth therein.

The Company does not have any material relationship with Mr. Thakkar and the other principals of Nexgen other than in respect of the Nexgen APA, the Nexgen APA Amendment, the transactions provided for therein, and Mr. Thakkar’s post-acquisition role as the Company’s Vice President and Chief Technology Officer, RF Solutions.

A copy of the Nexgen APA Amendment is filed as Exhibit 2.1 hereto and is incorporated by reference into this Quarterly Report. The description of the Nexgen APA Amendment set forth above is merely a summary of the material terms of that agreement and is qualified in its entirety by the text of Nexgen APA Amendment.

Item 6:	Exhibits

Exhibit No.	Description	Reference

2.1	Amendment to Asset Purchase Agreement entered into as of May 5, 2015 by among, PCTEL, Inc., Nexgen Wireless, Inc., and the principals of Nexgen.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	The following materials from PCTEL, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
a Delaware corporation

/s/ Martin H. Singer
Martin H. Singer
Chief Executive Officer

Date: May 11, 2015