Form 10-Q
period 2015-06-30
PC TEL INC
filed 2015-08-10
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	18,220,655 as of August 7, 2015

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2015

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited) June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$16,184	$20,432
Short-term investment securities	25,075	39,577
Accounts receivable, net of allowance for doubtful accounts of $108 and $121 at June 30, 2015 and December 31, 2014, respectively	21,667	23,874
Inventories, net	17,696	16,358
Deferred tax assets, net	2,149	2,281
Prepaid expenses and other assets	2,131	1,757

Total current assets	84,902	104,279
Property and equipment, net	14,628	14,842
Goodwill	4,123	161
Intangible assets, net	12,929	2,637
Deferred tax assets, net	9,710	9,710
Other noncurrent assets	36	40

TOTAL ASSETS	$126,328	$131,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,811	$5,495
Accrued liabilities	6,961	10,211

Total current liabilities	12,772	15,706
Other long-term liabilities	1,426	448

Total liabilities	14,198	16,154

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,555,427 and 18,571,419 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	19	19
Additional paid-in capital	143,616	145,462
Accumulated deficit	(31,646)	(30,101)
Accumulated other comprehensive income	141	135

Total stockholders’ equity	112,130	115,515

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,328	$131,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES	$27,625	$26,182	$53,951	$49,837
COST OF REVENUES	18,034	15,331	34,171	29,405

GROSS PROFIT	9,591	10,851	19,780	20,432

OPERATING EXPENSES:
Research and development	2,904	3,069	5,642	6,311
Sales and marketing	3,425	3,303	6,955	6,258
General and administrative	3,302	3,470	6,665	6,702
Amortization of intangible assets	1,185	464	1,839	1,038
Restructuring charges	440	0	440	0

Total operating expenses	11,256	10,306	21,541	20,309

OPERATING INCOME (LOSS)	(1,665)	545	(1,761)	123
Other income, net	2,205	334	2,249	531

INCOME BEFORE INCOME TAXES	540	879	488	654
Expense for income taxes	193	334	174	255

NET INCOME	$347	$545	$314	$399

Net Income per Share:
Basic	$0.02	$0.03	$0.02	$0.02
Diluted	$0.02	$0.03	$0.02	$0.02
Weighed Average Shares:
Basic	18,257	18,165	18,284	18,166
Diluted	18,408	18,291	18,498	18,350
Cash dividend per share	$0.05	$0.04	$0.10	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET INCOME	$347	$545	$314	$399
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	10	6	6	(45)

COMPREHENSIVE INCOME	$357	$551	$320	$354

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
BALANCE at JANUARY 1, 2015	$19	$145,462	($30,101)	$135	$115,515
Stock-based compensation expense	0	742	0	0	742
Issuance of shares for stock purchase and option plans	0	624	0	0	624
Cancellation of shares for payment of withholding tax	0	(400)	0	0	(400)
Repurchase of common stock	0	(2,812)	0	0	(2,812)
Dividend paid	0	0	(1,859)	0	(1,859)
Net income	0	0	314	0	314
Change in cumulative translation adjustment, net	0	0	0	6	6

BALANCE at JUNE 30, 2015	$19	$143,616	($31,646)	$141	$112,130

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months Ended June 30,
.	2015	2014
Operating Activities:
Net income	$314	$399
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,354	2,401
Stock-based compensation	742	1,847
(Gain)/loss on disposal/sale of property and equipment	(9)	8
Restructuring costs	440	0
Payment of withholding tax on stock based compensation	(400)	(1,022)
Deferred tax provision	132	133
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,655	(1,676)
Inventories	(1,342)	(2,371)
Prepaid expenses and other assets	(300)	1,823
Accounts payable	137	54
Income taxes payable	(190)	37
Other accrued liabilities	(2,400)	(1,714)
Deferred revenue	(1,054)	(73)

Net cash provided by (used in) operating activities	7,079	(154)

Investing Activities:
Capital expenditures	(1,297)	(1,230)
Proceeds from disposal of property and equipment	16	0
Purchases of investments	(9,266)	(34,084)
Redemptions/maturities of short-term investments	23,768	30,418
Purchase of assets	(20,500)	0

Net cash used in investing activities	(7,279)	(4,896)

Financing Activities:
Proceeds from issuance of common stock	624	494
Payments for repurchase of common stock	(2,812)	(1,652)
Cash dividends	(1,859)	(1,482)

Net cash used in financing activities	(4,047)	(2,640)

Net decrease in cash and cash equivalents	(4,247)	(7,690)
Effect of exchange rate changes on cash	(1)	23
Cash and cash equivalents, beginning of year	20,432	21,790

Cash and Cash Equivalents, End of Period	$16,184	$14,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2015 (Unaudited)

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

Nature of Operations

PCTEL, Inc. (“PCTEL”, the “Company”, “we”, “ours”, and “us”) delivers Performance Critical Telecom solutions. RF Solutions develops and provides test equipment, software and engineering services for wireless networks. The industry relies upon PCTEL to benchmark network performance, analyze trends, and optimize wireless networks. Connected Solutions designs and delivers performance critical antennas and site solutions for wireless networks globally. Our antennas support evolving wireless standards for cellular, private, and broadband networks. PCTEL antennas and site solutions support networks worldwide, including Supervisory Control and Data Acquisition (“SCADA”) for oil, gas and utilities, fleet management, industrial operations, healthcare, small cell and network timing deployment, defense, public safety, education, and broadband access.

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

Connected Solutions Segment

Connected Solutions designs and delivers performance critical antennas and site solutions for wireless networks globally. The Company’s antennas and site solutions support networks worldwide, including SCADA for oil, gas and utilities, fleet management, industrial operations, health care, small cell and network timing deployment, defense, public safety, education, and broadband access. PCTEL’s performance critical MAXRAD® and Bluewave™ antenna solutions include high rejection and high performance GPS and GNSS products, the industry leading Yagi portfolio, mobile and indoor LTE, broadband, and LMR antennas and PIM-rated antennas for transit, in-building, and small cell applications. We leverage our design, logistics, and support capabilities to deliver performance critical site solutions into carrier, railroad, and utility applications. Revenue growth for antenna and site solutions is primarily driven by the increased use of wireless communications in these vertical markets. PCTEL’s antenna and site solution products are primarily sold through distributors, value-added resellers, and original equipment manufacturer (“OEM”) providers.

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

On February 27, 2015, PCTEL, Inc. acquired substantially all of the assets of, and assumed certain specified liabilities of, Nexgen Wireless, Inc. (“Nexgen”), pursuant to an Asset Purchase Agreement dated as of February 27, 2015 (the “Nexgen APA”). The business acquired from Nexgen is based in Schaumburg, Illinois. Nexgen provides Meridian™, a network analysis tool portfolio, and engineering services. Nexgen’s Meridian software product portfolio translates real-time network performance data into engineering actions to optimize operator performance. Meridian, with its Network IQ™, Subscriber IQ™, and Map IQ™ modules, supports crowd-based, cloud-based data analysis to enhance network performance. Nexgen provides performance engineering, specialized staffing, and trend analysis for carriers, infrastructure vendors, and neutral hosts for 2G, 3G, 4G, and LTE networks.

PCTEL maintains expertise in several technology areas in order to be competitive in the scanning receiver and related engineering services market. These include radio frequency engineering, DSP engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Basis of Consolidation

The condensed consolidated balance sheet as of June 30, 2015 and the condensed consolidated statements of operations, statements of comprehensive income, and cash flows for the three and six months ended June 30, 2015 and 2014, respectively, are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2014.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). There were no changes in the Company’s significant accounting policies during the three and six months ended June 30, 2015. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2014 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2014 Form 10-K. The results for the operations for the period ended June 30, 2015 may not be indicative of the results for the period ending December 31, 2015.

Foreign Currency Translation

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $21 and $8 for the three months ended June 30, 2015 and 2014, respectively. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $27 and $47 for the six months ended June 30, 2015 and 2014, respectively.

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 was issued to clarify that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The adoption of ASU No. 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 which introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The FASB has voted to approve a one-year deferral of the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The new accounting standard is expected to have an impact to the Company’s consolidated financial statements. The Company is currently reviewing its arrangements to evaluate the impact and method of adoption.

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations—that is, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update took effect in the first quarter of 2015. The new guidance did not have a material impact on the Company’s consolidated financial statements.

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic Earnings Per Share computation:
Numerator:
Net income	$347	$545	$314	$399
Denominator:
Common shares outstanding	18,257	18,165	18,284	18,166
Earnings per common share—basic
Net income	$0.02	$0.03	$0.02	$0.02
Diluted Earnings Per Share computation:
Denominator:
Common shares outstanding	18,257	18,165	18,284	18,166
Restricted shares subject to vesting	140	65	186	109
Common stock option grants	11	61	28	75

Total shares	18,408	18,291	18,498	18,350
Earnings per common share—diluted
Net income	$0.02	$0.03	$0.02	$0.02

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consisted of the following:

	June 30,	December 31,
	2015	2014
Cash	$15,764	$19,731
Cash equivalents	420	701
Short-term investments	25,075	39,577

	$41,259	$60,009

Cash and Cash equivalents

At June 30, 2015, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At June 30, 2015 and December 31, 2014, the Company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable amount of $250.

At June 30, 2015, the Company had $15.8 million in cash and $0.4 million in cash equivalents and at December 31, 2014, the Company had $19.7 million in cash and $0.7 million in cash equivalents. The Company had $1.0 million and $0.5 million of cash and cash equivalents in foreign bank accounts at June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, the Company has no intentions of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds. The Company’s cash in its foreign bank accounts is not insured.

Investments

At June 30, 2015 and December 31, 2014, the Company’s short-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, AA or higher rated corporate bonds, and certificates of deposit classified as held-to-maturity. At June 30, 2015 the Company had invested $9.6 million in pre-refunded municipal bonds, $8.4 million in U.S. government agency bonds, $4.4 million in certificates of deposit, and $2.7 million in AA rated or higher corporate bonds. The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities. The bonds have original maturities greater than 90 days and mature in less than one year. The Company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains were $9 at June 30, 2015. Approximately 15% and 5% of the Company’s bonds were protected by bond default insurance at June 30, 2015 and December 31, 2014, respectively.

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

Cash equivalents and Level 1 and Level 2 investments measured at fair value were as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other cash equivalents	$420	$0	$0	$420	$701	$0	$0	$701
Investments:
US government agency bonds	0	8,458	0	8,458	0	13,502	0	13,502
Certificates of deposit	4,353	0	0	4,353	11,782	0	0	11,782
Pre-refunded municipal bonds	0	9,586	0	9,586	0	5,162	0	5,162
Corporate bonds	0	2,686	0	2,686	0	7,155	0	7,155
Mutual funds	0	0	0	0	1,971	0	0	1,971

Total	$4,773	$20,730	$0	$25,503	$14,454	$25,819	$0	$40,273

5. Goodwill and Intangible Assets

Goodwill

The activity related to goodwill for the six months ended June 30, 2015 was as follows:

Balance at December 31, 2014	$161
Goodwill related to acquisition of Nexgen business	3,962

Balance at June 30, 2015	$4,123

In February 2015, the Company acquired substantially all of the assets and assumed certain liabilities of Nexgen Wireless, Inc. As of June 30, 2015, the Company recorded goodwill of $4.0 million as part of provisional allocation of the purchase price. See Note 7 for additional information on the acquisition.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships	$24,895	$17,104	$7,791	$17,381	$15,933	$1,448
Patents and technology	10,114	7,004	3,110	$6,781	$6,507	274
Trademarks and trade names	4,960	3,524	1,436	$3,988	$3,152	836
Other	2,715	2,123	592	$1,998	$1,919	79

	$42,684	$29,755	$12,929	$30,148	$27,511	$2,637

The $10.3 million increase in the net book value of intangible assets at June 30, 2015 compared to December 31, 2014 reflects $12.5 million of intangible assets recorded for the purchase of the business from Nexgen, offset by restructuring charges of $0.4 million and amortization expense of $1.8 million recorded for the six months ended June 30, 2015. The restructuring charges related to the Company’s exit from the mobile towers product line. The Company wrote off the remaining intellectual property and a portion of the trade names and customer relationships from the acquisition of TelWorx in 2012. The amortization related to the assets recorded for the acquisition of the business from Nexgen was $0.7 million and $1.0 million for the three and six months ended June 30, 2015, respectively.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	4 to 6 years	5.0
Patents and technology	3 to 6 years	4.5
Trademarks and trade names	3 to 8 years	4.7
Other	1 to 6 years	4.4

The Company’s scheduled amortization expense for 2015 and the next five years is as follows:

2015	$3,892
2016	$2,842
2017	$2,665
2018	$2,587
2019	$2,388
2020 & thereafter	$394

6. Balance Sheet Information

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 90 days. The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $0.1 million at June 30, 2015 and at December 31, 2014. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing. Inventories as of June 30, 2015 and December 31, 2014 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The Company had consigned inventory with customers of $0.6 million and $0.8 million at June 30, 2015 and December 31, 2014, respectively. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $1.8 million at June 30, 2015 and $1.8 million at December 31, 2014.

Inventories consisted of the following:

	June 30,	December 31,
	2015	2014
Raw materials	$10,921	$10,160
Work in process	925	915
Finished goods	5,850	5,283

Inventories, net	$17,696	$16,358

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

Property and equipment consisted of the following:

	June 30,	December 31,
	2015	2014
Building	$6,231	$6,229
Computers and office equipment	10,800	10,435
Manufacturing and test equipment	12,715	11,880
Furniture and fixtures	1,257	1,214
Leasehold improvements	894	909
Motor vehicles	117	117

Total property and equipment	32,014	30,784
Less: Accumulated depreciation and amortization	(19,156)	(17,712)
Land	1,770	1,770

Property and equipment, net	$14,628	$14,842

Depreciation and amortization expense was approximately $0.8 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively, and $1.5 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively. Amortization for capital leases is included in depreciation and amortization expense. See Note 10 for information related to capital leases.

Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2015	2014
Paid time off	$1,535	$1,247
Inventory receipts	1,476	2,471
Due to Nexgen Parties—working capital adjustment	892	0
Payroll, bonuses, and other employee benefits	789	1,539
Professional fees and contractors	694	223
Employee stock purchase plan	350	314
Warranties	304	304
Deferred revenues	208	1,262
Real estate taxes	167	181
Income and sales taxes	98	266
Executive deferred compensation	0	2,043
Other	448	361

Total	$6,961	$10,211

Long-term liabilities consist of the following:

	June 30,	December 31,
	2015	2014
Due to Nexgen Parties—contingent consideration	$1,000	$0
Deferred rent	248	258
Long-term obligations under capital leases	131	135
Deferred revenues	47	55

	$1,426	$448

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

Acquisition of Nexgen Wireless, Inc.

On February 27, 2015, the Company acquired substantially all of the assets of, and assumed certain specified liabilities of, Nexgen Wireless, Inc., an Illinois corporation (“Nexgen”), pursuant to an Asset Purchase Agreement dated as of February 27, 2015 (the “Nexgen APA”) among PCTEL, Inc., Nexgen, PCTEL, Nexgen, Bhumika Thakkar 2012 Irrevocable Trust Number One, Bhumika Thakkar 2012 Irrevocable Trust Number Two, and Jigar Thakkar (collectively, such trusts and Mr. Thakkar are the “Nexgen Shareholders”), and Bhumika Thakkar (collectively with Nexgen and the Nexgen Shareholders, the “Nexgen Parties”).

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

The provisional purchase consideration for Nexgen was $21.5 million, consisting of $18.25 million in cash paid at closing, $2.25 million held in escrow, an estimated $0.9 million excess working capital true up to be paid in cash, and a contingency payment that was provisionally calculated with a fair value of $0.1 million. The contingent payment was dependent on the achievement of revenue-based goals pertaining to the acquired business for the period commencing on March 1, 2015 and ending on April 30, 2016. The cash consideration paid was provided from the Company’s existing cash. The assets acquired consisted primarily of customer relationships, intellectual property (including trade names), working capital (accounts receivable, work in process, accounts payable and accrued liabilities), and fixed assets. The Nexgen Parties are bound by non-competition covenants under the Nexgen APA, which generally expire on February 27, 2019. The Company calculates the fair value of the assets acquired by using a blended analysis of the present value of future discounted cash flows and the market approach of valuation. The intangible assets recorded have a weighted average amortization period of 5.0 years.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2015, on April 7, 2015, Samsung Electronics America, Inc., as successor in interest to Samsung Telecommunications America, LLC (“Samsung”), provided Nexgen and the Company with a final notice of Samsung’s election to terminate, effective April 30, 2015, the Contractor Services Agreement, dated May 2, 2012 (the “CSA”), by and between Samsung and Nexgen. On May 5, 2015, the Company and the Nexgen Parties entered into an Amendment to Asset Purchase Agreement (the “Nexgen APA Amendment”) with the following principal terms: (a) Nexgen agreed to transfer to the Company previously excluded accounts receivable with an aggregate value of $0.8 million; (b) the aggregate amount potentially payable to the Nexgen Parties as contingent earnout consideration was reduced from $2.0 million to $1.0 million; (c) the Company waived its right to seek additional indemnification from the Nexgen Parties for matters specified therein; (d) the parties directed that $2.25 million in escrowed funds potentially payable to the Nexgen Parties pursuant to the Nexgen APA be released to the Company; (e) Mr. Thakkar relinquished a portion of the equity awards previously granted to him; (f) the Company released various potential claims against Nexgen and the Nexgen Parties with respect to the termination of the CSA and related matters; and (g) the parties agreed that the Nexgen Parties would be eligible for potential additional consideration if the acquired business achieves performance metrics set forth therein. The additional consideration is dependent on the achievement of revenue-based goals pertaining to the acquired business for the period commencing on January 1, 2016 and ending on December 31, 2016. The amendment terms were accounted for consistent with accounting for legal settlements, as there is not a clear and direct link between the settlement and the acquisition price. During June 2015, the Company received the cash from the escrow fund and the previously excluded accounts receivable. These amounts are recorded in Other Income, net in the condensed consolidated statements of operations. At June 30, 2015, the Company estimated the liability for the contingent earnout consideration at $1.0 million. The adjustment of $0.9 million from the original liability recorded for the contingent consideration was recorded as an expense in Other Income, net in the condensed consolidated statement of operations.

Approximately 78% of Nexgen’s revenue was related to the U.S. Sprint cellular network, contracted either with Samsung or Sprint directly. During due diligence, the Company modeled a likely range of future revenue and cash flow based on the high degree of customer concentration risk. While the terminated CSA represented a material portion of that revenue, the resulting total future revenue and cash flow remained within the lower range of the forecast model. The Company utilized the lower end of the forecast range in evaluating the fair value of the acquired assets. At June 30, 2015, the valuation yielded provisional goodwill of $4.0 million, of which $1.5 million is related to the assembled workforce. The goodwill is deductible for tax purposes.

The purchase accounting related to the valuation of certain tangible and intangible assets was still in process at June 30, 2015. The purchase accounting is expected to be completed by the quarter ended September 30, 2015. The following is the provisional allocation of the purchase price for the assets from Nexgen at the date of the acquisition as of June 30, 2015:

Tangible assets:
Accounts receivable	$5,410
Prepaid and other assets	49
Deferred cost of sales	24
Fixed assets	43

Total tangible assets	5,526

Intangible assets:
Customer relationships	7,515
Trade names	972
Technology	3,332
Backlog	134
Non-compete	583
Goodwill	3,962

Total intangible assets	16,498

Total assets	22,024

Accounts payable	200
Accrued liabilities	341

Total liabilities	541

Net assets acquired	$21,483

A reconciliation of the assets acquired with the cash paid at closing is as follows:

Net assets acquired	$21,483
Due Nexgen - contingent liability	(91)
Due Nexgen - working capital adjustment	(892)

Cash paid at closing	$20,500

Mr. Jigar Thakkar, the primary founder of Nexgen, remains with the acquired business as the Company’s Vice President and Chief Technology Officer, Network Analytics, under an employment arrangement that includes non-competition covenants for the duration of his employment with PCTEL, Inc. and for 12 months thereafter (which covenants are in addition to his non-competition covenants under the Nexgen APA described above). The Company assumed Nexgen’s existing lease for Nexgen’s offices in Schaumburg, Illinois and is currently operating the acquired business from that location.

The Company does not have any material relationship with Mr. Thakkar and the other Nexgen Parties other than in respect of the Nexgen APA, the Nexgen APA Amendment, the transactions provided for therein, and Mr. Thakkar’s post-acquisition role as the Company’s Vice President and Chief Technology Officer, Network Analytics.

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

Revenues for Nexgen were $23.8 million for the year ended December 31, 2014. The Company’s results for the six months ended June 30, 2015 include the operating results for March through June 2015 for the business acquired from Nexgen. The following pro forma financial information gives effect to the acquisition of the Nexgen business as if the acquisition had taken place on January 1, 2014. The pro forma financial information for Nexgen was derived from the unaudited historical accounting records of Nexgen.

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
REVENUES	$27,625	$31,194	$56,909	$62,353
NET INCOME	$346	$619	$362	$1,784
NET INCOME PER SHARE	$0.02	$0.03	$0.02	$0.10

The pro forma results include adjustments for intangible amortization of $0.6 million for the three months ended June 30, 2014 and $0.4 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively. The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2014, nor is it necessarily indicative of the Company’s future consolidated results of operations or financial position.

8. Stock-Based Compensation

The condensed consolidated statements of operations include $0.2 million and $0.7 million of stock compensation expense for the three and six months ended June 30, 2015, respectively. Stock compensation expense for the three months ended June 30, 2015 consists of $0.6 million for restricted stock awards, $0.1 million for stock option expenses and $57 for stock purchase plan expenses, offset by an expense reversal of $0.5 million related to performance units that are not expected to vest. Stock compensation expense for the six months ended June 30, 2015 consists of $0.9 million for restricted stock awards, $0.3 million for stock option expenses and $0.1 million for stock purchase plan expenses, offset by the expense reversal of $0.5 million related to performance units that are not expected to vest.

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

The Company did not capitalize any stock compensation expense during the three months ended June 30, 2015 or 2014. Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$56	$117	$129	$203
Research and development	30	187	145	360
Sales and marketing	(18)	189	140	336
General and administrative	173	603	328	948

Total	$241	$1,096	$742	$1,847

Restricted Stock – Service Based

The Company grants restricted shares as employee incentives. When service-based restricted stock is granted to employees, the Company records deferred stock compensation within additional paid in capital, representing the fair value of the common stock on the date the restricted shares are granted. The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares. The Company awarded 100,000 shares to Jigar Thakkar as part of his employment offer following the Nexgen acquisition in the first quarter of 2015. These shares cliff vest two years from the grant date. The 2014 annual service-based awards were granted in March 2014. These grants vest over various periods, but typically vest over four years. The 2015 annual service-based awards were granted to eligible employees in June 2015.

The following table summarizes restricted stock activity for the six months ended June 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Awards - December 31, 2014	343,836	$7.41
Shares awarded	315,779	7.69
Shares vested	(167,687)	7.16
Shares cancelled	(2,538)	8.22

Unvested Restricted Stock Awards - June 30, 2015	489,390	$7.67

The intrinsic value of service-based restricted shares that vested during the three months ended June 30, 2015, and 2014, was $0.3 million and $0.4 million, respectively. The intrinsic value of service-based restricted shares that vested during the six months ended June 30, 2015, and 2014, was $1.3 million and $3.1 million, respectively.

At June 30, 2015, total unrecognized compensation expense related to restricted stock was approximately $2.6 million, net of forfeitures to be recognized through 2018 over a weighted average period of 1.7 years.

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

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2015:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Unvested Restricted Stock Units - December 31, 2014	4,600	$7.47
Units awarded	4,350	7.49
Units vested	(2,475)	7.00

Unvested Restricted Stock Units - June 30, 2015	6,475	$7.59

The intrinsic value of service-based restricted stock units that vested and issued as shares during the three months ended June 30, 2015 was $20. The intrinsic value of service-based restricted stock units that vested and issued as shares during the six months ended June 30, 2015 and 2014 was $20 and $27, respectively. No units vested during the three months ended June 30, 2014.

As of June 30, 2015, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $37, to be recognized through 2018 over a weighted average period of 1.6 years.

Stock Options

The Company grants stock options to purchase common stock as long-term incentives. The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date. Employee options contain installment vesting typically over a period of four years. Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. Prior to July 2010, the Company primarily granted stock options with a ten-year life. Beginning with options granted in July 2010, the Company grants stock options with a seven-year life. During the three months ended June 30, 2015, the Company awarded 17,000 stock options to eligible new employees. During March 2015, the Company awarded 130,000 stock options to new employees from the acquisition of the Nexgen business and during the six months ended June 30, 2015, the Company awarded 19,000 stock options to eligible new employees.

A summary of the Company’s stock option activity for the six months ended June 30, 2015 is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2014	1,357,928	$7.81
Granted	149,000	8.02
Exercised	(35,134)	7.25
Expired or Cancelled	(2,366)	7.78
Forfeited	(33,767)	8.08

Outstanding at June 30, 2015	1,435,661	$7.84
Exercisable at June 30, 2015	900,386	$8.09

During the three months ended June 30, 2015, the Company received proceeds of $0.1 million from the exercise of 11,350 options. The intrinsic value of these options exercised was $3. During the six months ended June 30, 2015, the Company received proceeds of $0.3 million from the exercise of 35,134 options. The intrinsic value of these options exercised was $34.

During the three months ended June 30, 2014, the Company received proceeds of $0.1 million from the exercise of 12,677 options. The intrinsic value of these options exercised was $19. During the six months ended June 30, 2014, the Company received proceeds of $0.3 million from the exercise of 39,947 options. The intrinsic value of these options exercised was $54.

The range of exercise prices for options outstanding and exercisable at June 30, 2015, was $5.50 to $11.00. The following table summarizes information about stock options outstanding under all stock option plans:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.50	—	$6.00	3,379	4.38	$5.66	3,067	$5.62
6.01	—	6.50	16,267	3.80	6.23	11,660	6.23
6.51	—	7.00	39,022	2.96	6.85	35,469	6.86
7.01	—	7.50	822,679	4.80	7.18	429,320	7.17
7.51	—	8.00	28,000	5.33	7.79	10,530	7.83
8.01	—	8.50	136,695	5.55	8.17	27,648	8.45
8.51	—	9.00	39,750	1.44	8.73	34,659	8.74
9.01	—	9.50	288,319	0.84	9.16	287,683	9.16
9.51	—	10.00	20,650	2.90	9.64	19,450	9.64
10.01	—	11.00	40,900	0.97	10.64	40,900	10.64

$5.50	—	$11.00	1,435,661	3.80	$7.84	900,386	$8.09

The weighted average contractual life and intrinsic value at June 30, 2015, was the following:

	Weighted
	Average
	Contractual	Intrinsic
	Life (years)	Value
Options Outstanding	3.80	$47
Options Exercisable	2.94	$35

The intrinsic value is based on the share price of $7.18 at June 30, 2015.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions at June 30th:

	June 30,
	2015	2014
Dividend yield	2.0%	1.8%
Risk-free interest rate	0.7%	0.5%
Expected volatility	33%	39%
Expected life (in years)	5.2	5.2

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

As of June 30, 2015, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $0.7 million, net of estimated forfeitures to be recognized through 2019 over a weighted average period of 1.1 years.

Performance-based Equity Awards

In June 2015, the Company’s Board of Directors approved the 2015 Long-Term Incentive Plan (“2015 LTIP”). Under the 2015 LTIP, shares are earned by certain executive employees based upon achievement of revenue goals over a four-year period with a penalty if certain profit levels are not maintained. The four-year period is divided into two interim periods (each an “Interim Period”), the first of which will end on December 31, 2016, and the second of which will end on December 31, 2018. The number of shares that can be earned at threshold and target are 212,000 and 424,000, respectively. Stock compensation expense is amortized over the performance period for these awards based on estimated achievement of the goals. No expense was recorded for the 1st Interim Period of the 2015 LTIP because the Company does not believe it will meet the revenue threshold for the year ended 2016.

In March 2014, the Company’s Board of Directors approved the 2014 Long-Term Incentive Plan (“2014 LTIP”) and the LTIP award agreements were completed in April 2014. Under the 2014 LTIP, shares are earned by certain executive employees based upon achievement of revenue goals over a four-year period with a penalty if certain profit levels are not maintained. The four-year period is divided into two interim periods (each an “Interim Period”), the first of which will end on December 31, 2015, and the second of which will end on December 31, 2017. The number of shares that can be earned at threshold and target are 190,000 and 380,000, respectively. Stock compensation expense is amortized over the performance period for these awards based on estimated achievement of the goals. The achievement period for one executive was modified from two years to one year. For the units that vested, shares were awarded with intrinsic value of $50 and the unvested units were cancelled. For the remaining units, no expense has been recorded for the 1st Interim Period of the 2014 LTIP because the Company does not believe it will meet the revenue threshold for the year ended 2015.

The following summarizes the performance unit activity during the six months ended June 30, 2015:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Unvested Performance Units—December 31, 2014	380,000	$8.47
Units awarded	424,000	7.49
Units vested	(6,202)	8.47
Units cancelled	(3,798)	8.47

Unvested Performance Units—June 30, 2015	794,000	$8.05

Within a revised employment offer letter to Jigar Thakkar in May 2015, the Company offered Mr. Thakkar the opportunity to earn up to 50,000 shares of common stock based on achieving revenue goals for 2016. Mr. Thakkar is the primary founder of Nexgen, and remained with the acquired business as the Company’s Vice President, Network Analytics. Under terms of the offer, 50% of the shares will vest on February 27, 2017 and 50% of the shares will vest on February 27, 2018 if Mr. Thakkar remains an employee of the Company on such dates. Stock compensation expense is amortized over the vesting period for these awards based on estimated achievement of the goals.

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

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority. The Company paid $0.4 million and $1.0 million for withholding taxes related to stock awards during the six months ended June 30, 2015 and 2014, respectively.

Stock Repurchases

All share repurchase programs are authorized by the Company’s Board of Directors and are announced publicly. On November 13, 2014, the Board of Directors approved a share repurchase program of up to 926,000 of the Company’s outstanding shares that will expire on the earlier of the date that the total shares are repurchased or November 13, 2016. On April 20, 2015, the Board of Directors authorized an increase to the stock buyback program to purchase another 500,000 shares of stock. Additionally, on August 10, 2015, the Board of Directors authorized another increase to the share repurchase program to purchase an additional 1,300,000 shares, for a total of 2,726,000 shares. The Company repurchased 380,085 shares at an average price of $7.40 during the three months ended June 30, 2015. At June 30, 2015, the Company had 1,045,915 shares that could still be repurchased under this program.

Amended and Restated Stock Plan

On June 10, 2015, the Company’s stockholders approved the amendment and restatement of the PCTEL, Inc. Stock Plan (previously known as the “1997 Stock Plan”) (the “Stock Plan”) to, among other things, increase the number of shares of common stock authorized for issuance under the Stock Plan. As amended and restated, the Stock Plan provides that the maximum aggregate number of shares with respect to which awards may be made under the Stock Plan after the effective date of the amendment and restatement is the sum of (i) 3,573,981 shares, plus (ii) any shares returned (or that would have otherwise been returned) to the Stock Plan on or after the date of approval of the amendment and restatement of the Stock Plan as a result of the Stock Plan’s lapsed share and share counting provisions, plus (iii) any remaining shares that would have been available for grant under the Stock Plan as of the effective date of the amendment and restatement.

At the time of the approval of the amendment and restatement of the Stock Plan by the Company’s stockholders, there were 2,058,769 shares of the Registrant’s Common Stock that had been previously registered under the prior Form S-8s and that were available for issuance under the Stock Plan. In addition, under the Stock Plan there were an aggregate of 316,740 unvested restricted shares outstanding and outstanding options to purchase 1,437,661 shares. Substantially all of the shares that remained available for grants under the Stock Plan had already been committed to awards under various incentive programs. Accordingly, the Company requested, and obtained, the approval of the stockholders to increase the number of shares available to enable the Company to continue making planned awards in 2015 and subsequent years.

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

The Company’s contributions to retirement plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
PCTEL, Inc. 401(k) Profit sharing Plan—US employees	$187	$155	$381	$349
Defined contribution plans—foreign employees	83	79	161	161

Total	$270	$234	$542	$510

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

10. Commitments and Contingencies

Operating Leases

The Company has operating leases for facilities through 2020 and office equipment through 2019. The future minimum rental payments under these leases at June 30, 2015, are as follows:

Year	Amount
2015	$579
2016	1,041
2017	932
2018	887
2019	671
Thereafter	229

Future minimum lease payments	$4,339

The rent expense under leases was approximately $0.3 million and $0.2 million for the three months ended June 30, 2015, and 2014, respectively. The rent expense under leases was approximately $0.5 million and $0.4 million for the six months ended June 30, 2015, and 2014, respectively.

In conjunction with the asset purchase agreement for Nexgen, the Company assumed the lease for office space in Schaumburg, Illinois consisting of 6,652 square feet. The lease expiration date is October 31, 2018 and the total lease obligation pursuant to this lease assumption is $0.4 million.

In April 2015, the Company formally terminated the leased office space in San Antonio, Texas effective September 27th, 2015.

In May 2015, the Company entered into a new five-year, five-month lease for an office for our expanding engineering services business in Englewood, Colorado consisting of leased space of 4,579 square feet with a lease expiration date of February 28th, 2021. The first five months of the lease term are rent free. The total lease obligation pursuant to this lease is $0.6 million.

In May 2015, the Company extended the lease for its assembly facility in Pryor, Oklahoma for a period of six months ending October 31st, 2015. The total lease obligation pursuant to this lease is $39.

All properties are in good condition and are suitable for the purposes for which they are used. We believe that we have adequate space for our current needs.

Capital Leases

The Company has capital leases for office and manufacturing equipment. The net book values for asset under capital leases were as follows:

	June 30,	December 31,
	2015	2014
Cost	$210	$189
Accumulated Depreciation	(37)	(16)

Net Book Value	$173	$173

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount
2015	$29
2016	48
2017	49
2018	38
2019	28
2020	2

Total minimum payments required:	194
Less amount representing interest:	21

Present value of net minimum lease payments:	$173

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The Company’s allowance for sales returns was $0.1 million at June 30, 2015 and December 31, 2014, respectively.

The Company offers repair and replacement warranties of up to five years for certain antenna products and scanning receiver products. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at June 30, 2015 and December 31, 2014, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in the warranty reserves during the six months ended June 30, 2015 and 2014, were as follows:

	Six Months Ended June 30,
	2015	2014
Beginning balance	$304	$305
Provisions for warranties	16	13
Consumption of reserves	(16)	(38)

Ending balance	$304	$280

Restructuring Charges

In June 2015, the Company committed to a restructuring program for reductions in U.S. headcount and exit from the mobile towers product line. The Company acquired the mobile tower product line in the 2012 acquisition of Telworx. Mobile towers are primarily sold into the oil and gas exploration market in North America. The mobile towers are used to either provide a communications link to an oil drilling site or lighting for a site under construction. The decline in oil prices has caused a decline in related mobile tower sales. At June 30, 2015, the Company made the decision to exit the mobile tower product line due to the anticipated long term effect on revenue from depressed oil prices, and the fact that one of our two tower suppliers filed for Chapter 7 bankruptcy during June 2015 as a result of the decline in volume. Mobile towers are not a key element of the company’s kitting operation or antenna business within Connected Solutions. According to the accounting guidance, the exit of the mobile tower product line does not meet the requirements of discontinued operations.

The Company incurred restructuring charges of $0.4 million during the three months ended June 30, 2015 and will incur restructuring charges during the third and fourth quarters of 2015. During the three months ended June 30, 2015, the Company incurred severance costs of $34 for two employees and wrote off $0.4 million of intangible assets related to mobile towers recorded as restructuring charges.

The following table summarizes the restructuring activity during the three months ended June 30, 2015 and the status of the reserves at June 30. 2015:

	Accrual Balance at December 31, 2014	Restructuring Expense	Payments/ Charges	Accrual Balance at June 30, 2015
2015 Restructuring:
Employee related costs	$0	$34	$0	$34
Intangible assets adjustment	0	406	406	$0

Totals	$0	$440	$406	$34

TelWorx Settlements

The Company acquired substantially all of the assets and assumed certain specified liabilities of TelWorx Communications LLC, TelWorx U.K. Limited, TowerWorx LLC and TowerWorx International, Inc. (collectively “TelWorx”), pursuant to an Asset Purchase Agreement (“APA”) dated as of July 9, 2012 among the Company, TelWorx and Tim and Brenda Scronce, the principal owners of TelWorx. The business operations associated with these purchased assets is collectively referred to as “TelWorx” in this Form 10-Q. As disclosed in the Company’s Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2013, after completion of the acquisition, the Company became aware of certain accounting irregularities with respect to the TelWorx Entities and the Company’s Board of Directors directed management to conduct an internal investigation. Based on the results of the Company’s investigation, the Company’s Board of Directors directed management to seek restitution from the TelWorx Parties. On March 27, 2013, after protracted negotiations and concurrent litigation, the parties entered into an amendment to the APA and related settlement agreements to settle the dispute.

The Company sought and received restitution from two parties who assisted the sellers of TelWorx by providing professional services to the sellers in connection with their sale of the business to PCTEL. On September 30, 2014, the Company settled in cash with one party for $0.1 million and on October 10, 2014, the Company settled with the other party in cash for $0.8 million. The Company recorded the settlements as income in the quarters ended September 30, 2014 and December 31, 2014, respectively.

11. Income Taxes

The Company recorded income tax expense of $0.2 million for the six months ended June 30, 2015. The tax benefit for the six months ended June 30, 2015 differed from the statutory rate of 34% primarily because of state income taxes. The Company recorded income tax expense of $0.3 million for the six months ended June 30, 2014. The tax expense for the six months ended June 30, 2014 differed from the statutory rate of 34% primarily because of state income taxes.

The Company’s valuation allowance against its deferred tax assets was $0.6 million at June 30, 2015 and December 31, 2014. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s long-term forecasts continue to support the realization of its deferred tax assets. The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 26.0 year average period over which future income can be utilized to realize the deferred tax assets.

The Company’s gross unrecognized tax benefit was $0.8 million at June 30, 2015 and December 31, 2014.

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

The following tables are the segment operating profits and cash flow information for the three and six months ended June 30, 2015 and 2014, respectively, and the segment balance sheet information as of June 30, 2015 and December 31, 2014:

	Three Months Ended June 30, 2015
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$18,100	$9,583	($58)	$27,625

GROSS PROFIT	5,417	4,173	1	9,591

OPERATING INCOME (LOSS)	$1,498	($347)	($2,816)	($1,665)

Depreciation	$432	$273	$66	$771
Intangible amortization	$230	$955	$0	$1,185
Capital expenditures	$341	$550	$42	$933

	Six Months Ended June 30, 2015
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$35,454	$18,634	($137)	$53,951

GROSS PROFIT	10,861	8,908	11	19,780

OPERATING INCOME (LOSS)	$3,187	$786	($5,734)	($1,761)

Depreciation	$852	$519	$144	$1,515
Intangible amortization	$460	$1,379	$0	$1,839
Capital expenditures	$518	$684	$95	$1,297

	As of June 30, 2015
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$12,389	$9,278	$0	$21,667
Inventories	$15,107	$2,589	$0	$17,696
Long-lived assets:
Property and equipment, net	$10,788	$3,159	$681	$14,628
Goodwill	$0	$4,123	$0	$4,123
Intangible assets, net	$815	$12,114	$0	$12,929
Deferred tax assets, net	$0	$0	$9,710	$9,710
Other noncurrent assets	$0	$0	$36	$36

	Three Months Ended June 30, 2014
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$17,715	$8,574	($107)	$26,182

GROSS PROFIT	5,716	5,129	6	10,851

OPERATING INCOME (LOSS)	$1,845	$1,645	($2,945)	$545

Depreciation	$421	$190	$86	$697
Intangible amortization	$260	$204	$0	$464
Capital expenditures	$144	$434	$32	$610

	Six Months Ended June 30, 2014
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$33,712	$16,295	($170)	$49,837

GROSS PROFIT	10,832	9,587	13	20,432

OPERATING INCOME (LOSS)	$3,015	$2,659	($5,551)	$123

Depreciation	$841	$351	$171	$1,363
Intangible amortization	$630	$408	$0	$1,038
Capital expenditures	$425	$684	$121	$1,230

	As of December 31, 2014
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$15,947	$7,927	$0	$23,874
Inventories	$14,172	$2,186	$0	$16,358
Long-lived assets:
Property and equipment, net	$11,124	$2,987	$731	$14,842
Goodwill	$0	$161	$0	$161
Intangible assets, net	$1,681	$956	$0	$2,637
Deferred tax assets, net	$0	$0	$9,710	$9,710
Other noncurrent assets	$0	$0	$40	$40

The Company’s revenues to customers outside of the United States, as a percent of total revenues for the three and six months ended June 30, 2015 and 2014, respectively were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2015	2014	2015	2014
Asia Pacific	7%	12%	8%	11%
Europe, Middle East, & Africa	10%	11%	10%	11%
Other Americas	7%	4%	6%	5%

Total Foreign sales	24%	27%	24%	27%

There was one customer that accounted for 10% or greater of revenues during the three months ended June 30, 2015 and no customers accounted for greater than 10% of revenues for the three and six months ended June 30, 2014, or the six months ended June 30, 2015.

13. Related Parties

The Company leases its Pryor, Oklahoma facility from American Tradition Custom Steel LLC, of which Mr. Aaron Jarvis is a member. Mr. Jarvis is the operations manager for the Company’s mobile tower business. The current lease has a value of $26 and terminates in October 2015.

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

Share repurchase program

On August 10, 2015, the Board of Directors authorized an increase to the share repurchase program to purchase an additional 1,300,000 shares, for a total of 2,726,000 shares under share repurchase programs.

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

Our revenues were higher in both the three and six months ended June 30, 2015, compared to the same periods in 2014 due to revenues from the acquisition of Nexgen and higher revenues with Connected Solutions, offsetting lower organic revenue with RF Solutions. For the three months ended June 30, 2015, revenues were $27.6 million, an increase of $1.4 million, or 5.5% compared to the same period in 2014. For the six months ended June 30, 2015, our revenues were $54.0 million, an increase of $4.1 million, or 8.3% compared to the same period in 2014. We reported an operating loss of $1.7 million for the three months ended June 30, 2015, lower by $2.3 million compared to the same period in 2014. We reported an operating loss of $1.8 million for the six months ended June 30, 2015, lower by $1.9 million compared to the same period in 2014. The decline in operating profit for the three and six months ended June 30, 2015 was due to higher operating expenses and lower gross profit from RF Solutions.

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

Revenue growth for antenna products and site solutions is driven by emerging wireless applications in the following markets: public safety, military, and government applications; SCADA, healthcare, energy, smart grid and agricultural applications; indoor wireless, wireless backhaul, and cellular applications. Revenue growth for scanning receiver products, interference management products, and optimization services is driven by the deployment of new wireless technology and the need for wireless networks to be tuned and reconfigured on a regular basis.

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

On February 27, 2015, we acquired substantially all of the assets of, and assumed certain specified liabilities of, Nexgen Wireless, Inc., (“Nexgen”), pursuant to an Asset Purchase Agreement dated as of February 27, 2015 (the “Nexgen APA”) among PCTEL, Nexgen, and the Nexgen Parties.

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

Results of Operations

Three and Six Months Ended June 30, 2015 and 2014

(in thousands)

Revenues by Segment

		Three Months Ended June 30,
	2015	2014	$ Change	% Change
Connected Solutions	$18,100	$17,715	$385	2.2%
RF Solutions	9,583	8,574	1,009	11.8%
Corporate	(58)	(107)	49	not meaningful

Total	$27,625	$26,182	$1,443	5.5%

		Six Months Ended June 30,
	2014	2013	$ Change	% Change
Connected Solutions	$35,454	$33,712	$1,742	5.2%
RF Solutions	18,634	16,295	2,339	14.4%
Corporate	(137)	(170)	33	not meaningful

Total	$53,951	$49,837	$4,114	8.3%

Revenues increased 5.5% and 8.3% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. For the three months ended June 30, 2015, the increase consisted of approximately $2.2 million from our acquisition of Nexgen, and a $0.8 million decrease from organic revenue. For the six months ended June 30, 2015, approximately $3.3 million of the growth was from our acquisition of Nexgen, and the remaining $0.8 million increase was from organic revenue.

Connected Solutions revenues increased 2.2% and 5.2% for the three and six months ended June 30, 2015 compared to the same periods in the prior year. Antenna revenues increased in three and six months ended June 30, 2015, compared to the same periods in 2014. Antenna revenues increased from growth in the OEM sales channel. Site solutions revenues decreased in the three months ended June 30, 2015 and were approximately the same for the six months ended June 30, 2015, compared to same periods in 2014. For the three months ended June 30, 2015, site solutions experienced a decline due to the completion of a carrier small cell project that started in 2014 and also to a decline in mobile tower revenue.

RF Solutions revenues increased 11.8% and 14.4% for the three and six months ended June 30, 2015, respectively. For the three months ended June 30, 2015, organic revenue was down $1.2 million, offset by a $2.2 million increase from the acquisition of Nexgen. For the six months ended June 2015, organic revenue was down $1.0 million, offset by $3.3 million increase from the acquisition of Nexgen. The organic period over period decline was due to lower revenue for scanning receivers in the Asia Pacific region.

Gross Profit by Segment

		Three Months Ended June 30,
	2015	% of Revenues	2014	% of Revenues
Connected Solutions	$5,417	29.9%	$5,716	32.3%
RF Solutions	4,173	43.5%	5,129	59.8%
Corporate	1	not meaningful	6	not meaningful

Total	$9,591	34.7%	$10,851	41.4%

		Six Months Ended June 30,
	2015	% of Revenues	2014	% of Revenues
Connected Solutions	$10,861	30.6%	$10,832	32.1%
RF Solutions	8,908	47.8%	9,587	58.8%
Corporate	11	not meaningful	13	not meaningful

Total	$19,780	36.7%	$20,432	41.0%

The gross profit percentage of 34.7% for the three months ended June 30, 2015 was 6.7% lower than the corresponding period in fiscal 2014 and the gross profit percentage of 36.7% for the six months ended June 30, 2015 was 4.3% lower than the corresponding period in fiscal 2014. The decline in the gross profit percentage was due to decreased contribution of higher margin scanning receivers business, and increased contribution of lower margin services and Connected Solutions products.

The gross profit percentage for Connected Solutions decreased 2.4% and 1.5% during the three and six months ended June 30, 2015, respectively, due to gross profit declines in both antennas and site solution products. Revenue was significantly higher for Wi-Fi antennas, which carry less margin than our GNSS antenna products. Site Solutions gross margin was lower due to the decline in mobile tower revenue.

The gross profit percentage for RF Solutions declined 16.3% and 11% during the three months and six months ending June 30, 2015, respectively, compared to the comparable periods in the prior year. The decreases are due to the decline in scanning receiver product revenue with its high gross profit margin combined with an increase in services revenue. Our services gross profit was negatively impacted by the fact that we built capacity for incremental in-building services, but our incremental revenues were below the added capacity. Also, our recently acquired macro engineering services were underutilized as a result of contract changes.

Operating Profit by Segment

		Three Months Ended June 30,
	2015	% of Revenues	2014	% of Revenues
Connected Solutions	$1,498	8.3%	$1,845	10.4%
RF Solutions	(347)	-3.6%	1,645	19.2%
Corporate	(2,816)	not meaningful	(2,945)	not meaningful

Total	($1,665)	-6.0%	$545	2.1%

		Six Months Ended June 30,
	2015	% of Revenues	2014	% of Revenues
Connected Solutions	$3,187	9.0%	$3,015	8.9%
RF Solutions	786	4.2%	2,659	16.3%
Corporate	(5,734)	not meaningful	(5,551)	not meaningful

Total	($1,761)	-3.3%	$123	0.2%

Total operating profit declined by $2.2 million and $1.9 million during the three months and six months ended June 30, 2015 compared to 2014 due to lower gross profits and higher operating expenses.

For the three months ended June 30, 2015, Connected Solutions operating profit declined by $0.3 million due to lower gross profits and restructuring charges. For the six months ended June 30, 2015, Connected Solutions operating profit was higher by $0.2 million due to net reductions in operating expenses.

RF Solutions operating profit was lower by $2.0 million and $1.9 million during the three and six months ended June 30, 2015 compared to the prior periods. For both the three and six months ended June 30, 2015, higher intangible amortization and lower gross margins offset lower research and development expenses.

Within the corporate function, expenses declined by $0.1 million for the three months ended June 30, 2015 compared to the same period in 2014, as stock compensation expenses declined by $0.3 million and expenses for legal and professional fees associated with litigation of TelWorx parties and the SEC investigation of TelWorx declined by $0.3 million, offsetting higher expenses of $0.4 million associated with the acquisition of Nexgen and $0.1 million for employee costs. For the six months ended June 30, 2015, expenses were higher by $0.2 million, as stock compensation expenses declined by $0.6 million and expenses for legal and professional fees associated with litigation of TelWorx parties and the SEC investigation of TelWorx declined by $0.6 million, offsetting higher expenses of $1.0 million associated with the acquisition of Nexgen.

Consolidated Operating Expenses

	Three Months Ended		Three Months
	June 30,		Ended June 30,	% of Revenues
	2015	Change	2014	2015	2014
Research and development	$2,904	($165)	$3,069	10.5%	11.7%
Sales and marketing	3,425	122	3,303	12.4%	12.6%
General and administrative	3,302	(168)	3,470	12.0%	13.3%
Amortization of intangible assets	1,185	721	464	4.3%	1.8%
Restructuring charges	440	440	0	1.6%	0.0%

	$11,256	$950	$10,306	40.8%	39.4%

	Six Months Ended		Six Months Ended
	June 30,		June 30,	% of Revenues
	2015	Change	2014	2015	2014
Research and development	$5,642	($669)	$6,311	10.5%	12.7%
Sales and marketing	6,955	697	6,258	12.9%	12.6%
General and administrative	6,665	(37)	6,702	12.3%	13.4%
Amortization of intangible assets	1,839	801	1,038	3.4%	2.1%
Restructuring charges	440	440	0	0.8%	0.0%

	$21,541	$1,232	$20,309	39.9%	40.8%

Research and Development

Research and development expenses decreased approximately $0.2 million and $0.7 million for the three and six months ended June 30, 2015 compared to the corresponding periods in 2014. For the three months ended June 30, 2015 compared to the prior year period, development expenses for scanning receivers declined $0.4 million and stock compensation expenses declined $0.2 million, offsetting $0.4 million related to the Meridian software product from the Nexgen acquisition. For the six months ended June 30, 2015, development expenses for scanning receivers declined $1.0 million and stock compensation expenses declined $0.2 million, offsetting $0.5 million related to the Meridian software product. Development expenses declined for scanning receivers because the IBflex® scanning receiver was launched in 2014.

Sales and Marketing

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses increased approximately $0.1 million and $0.7 million for the three and six months ended June 30, 2015 compared to the same periods in fiscal 2014. For the three months ended June 30, 2015 compared to same period in 2014, expenses increased $0.3 million for RF Solutions, offsetting a decline of $0.2 million in stock compensation expenses. For the six months ended June 30, 2015 compared to same period in 2014, expenses increased $0.8 million for RF Solutions and $0.1 million for corporate marketing, offsetting a decline of $0.2 million in stock compensation expenses. For both the three and six months ended June 30, 2015, expenses increased for RF Solutions because of costs associated with the Nexgen acquisition and headcount increases for business development for engineering services and scanning receivers

General and Administrative

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses decreased $0.2 million for the three months ended June 30, 2015 and were approximately the same for the six months ended June 30, 2015 compared to the same periods in fiscal 2014 as lower expenses for stock compensation, for the 2015 short-term incentive plan, and for legal and professional fees relating to the TelWorx SEC investigation, offset transaction and transition costs incurred in connection with the Nexgen acquisition. For the three months ended June 30, 2015 compared to the same period in 2014, stock compensation expenses declined $0.4 million and legal and professional fees related to the TelWorx SEC investigation declined $0.3 million compared to the prior year, offsetting $0.5 million for expenses relate to the Nexgen acquisition. For the six months ended June 30, 2015 compared to the same period in 2014, stock compensation expenses declined by $0.6 million, legal and professional fees associated with the TelWorx SEC investigation declined by $0.6 million, offsetting $1.2 million of expenses related to the Nexgen acquisition.

Amortization of Intangible Assets

Amortization increased $0.7 million and $0.8 million during the three and six months ended June 30, 2015 compared to the same periods in 2014. Amortization for assets purchased from Nexgen added $0.8 million and $1.0 million for the three and six months ended June 30, 2015, respectively, offsetting lower amortization for Connected Solutions because certain assets were fully amortized in 2014.

Restructuring Charges

In June, we committed to a restructuring program for reductions in U.S. headcount and exit from the mobile towers product line. We acquired the mobile tower product line in the 2012 acquisition of Telworx. Mobile towers are primarily sold into the oil and gas exploration market in North America. The towers are used to either provide a communications link to an oil drilling site or lighting for a site under construction. The decline in oil prices has caused a similar decline in related mobile tower sales. At June 30, 2015, we made the decision to exit the mobile tower product line due to the anticipated long term effect on revenue from depressed oil prices, and the fact that one of our two tower suppliers filed for Chapter 7 bankruptcy during June 2015 as a result of the decline in volume. Mobile towers are not a key element of our kitting operation or antenna business within Connected Solutions.

As a restructuring charge during the three months ended June 30, 2015, we incurred severance costs of $34 for two employees and wrote off $0.4 million of intangible assets related to mobile towers. We anticipate additional restructuring charges of approximately $0.4 million during the third and fourth quarters for employee severance and related costs, warranty support, and asset write-offs.

Other Income, Net

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Settlement income	$2,160	$75	$2,160	$75
Insurance proceeds	54	252	90	472
Interest income	14	18	30	37
Foreign exchange gains (losses)	(21)	(8)	(27)	(47)
Other, net	(2)	(3)	(4)	(6)

	$2,205	$334	$2,249	$531

Percentage of revenues	8.0%	1.3%	4.2%	1.1%

Other income, net consists of interest income, foreign exchange losses, as well as income from insurance proceeds and legal settlements. For the three and six months ended June 30, 2015, settlement income of $2.2 million related to the amendment to the Nexgen APA and consisted of $2.25 million for the release of the Nexgen escrow fund and $0.8 million from the collection of previously excluded accounts receivables, offset by $0.9 million of expense recognized for the liability of the revised Nexgen earn out. For the three months ended June 30, 2015 and 2014, respectively, other income, net includes $54 and $0.2 million of insurance proceeds related to the SEC investigation of TelWorx. For the six months ended June 30, 2015 and 2014, respectively, other income, net includes $0.1 million and $0.5 million of insurance proceeds related to the SEC investigation of TelWorx.

Expense for Income Taxes

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Expense for income taxes	$193	$334	$174	$255
Effective tax rate	35.7%	38.0%	35.7%	39.0%

The effective tax rate for the six months ended June 30, 2015 and 2014 differed from the statutory rate of 34% by approximately 1.7% and 5.0%, respectively, primarily because of state income taxes.

We maintain valuation allowances due to uncertainties regarding realizability. At June 30, 2015 and December 31, 2014, we had a $0.6 million valuation allowance on our deferred tax assets. The valuation allowance primarily relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance.

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

Stock-based Compensation Expense

The condensed consolidated statements of operations include $0.2 million and $0.7 million of stock compensation expense for the three and six months ended June 30, 2015, respectively. Stock compensation expense for the three months ended June 30, 2015 consists of $0.6 million for restricted stock awards, $0.1 million for stock option expenses and $57 for stock purchase plan expenses offset by an expense reversal of $0.5 million related to performance units that are not expected to vest. Stock compensation expense for the six months ended June 30, 2015 consists of $0.9 million for restricted stock awards, $0.3 million for stock option expenses and $0.1 million for stock purchase plan expenses offset by the expense reversal of $0.5 million related to performance units that are not expected to vest.

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

The Company did not capitalize any stock compensation expense during the three and six months ended June 30, 2015 or 2014.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Cost of revenues	$56	$117	$129	$203
Research and development	30	187	145	360
Sales and marketing	(18)	189	140	336
General and administrative	173	603	328	948

Total	$241	$1,096	$742	$1,847

Liquidity and Capital Resources

	Six Months Ended June 30,
	2015	2014
Net income	$314	$399
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	4,259	3,367
Changes in operating assets and liabilities	2,506	(3,920)

Net cash provided by (used in) operating activities	$7,079	($154)
Net cash used in investing activities	($7,279)	($4,896)
Net cash used in financing activities	($4,047)	($2,640)

	June 30,	December 31,
	2015	2014
Cash and cash equivalents at the end of period	$16,184	$20,432
Short-term investments at the end of period	$25,075	$39,577
Working capital at the end of period	$72,130	$88,573

Liquidity and Capital Resources Overview

At June 30, 2015, our cash and investments were approximately $41.3 million and we had working capital of $72.1 million. Our primary source of liquidity is cash provided by operations, with short term swings in liquidity supported by a significant balance of cash and short-term investments. The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. We expect this historical trend to continue in the future.

Within investing activities, capital spending historically ranges between 2.0% and 5.0% of our revenues and the primary use of capital is for manufacturing and development engineering requirements. Our capital expenditures during the six months ended June 30, 2015 was approximately 2.4% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

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

Management believes that our current financial position, which includes $41.3 million in cash and investments, and no debt, combined with its historic ability to generate free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support its operations.

Operating Activities:

Operating activities provided $7.1 million during the six months ended June 30, 2015 as we generated $4.6 million of cash from our income statement activities and generated $2.5 million of cash from our balance sheet activities. Within the balance sheet, we generated cash of $7.7 million from accounts receivable, of which $5.2 million related to the collection of opening balance sheet accounts receivable for Nexgen. We used $2.0 million for the payout of the executive deferred compensation plan, and we used $1.5 million to pay annual 2014 accruals, including short-term incentive plan bonuses and sales commissions. Inventories increased $1.3 million due to higher inventories for both Connected Solutions and RF Solutions. We used $0.4 million for payroll taxes related to stock-based compensation. The tax payments related to our stock issued for restricted stock awards.

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

Investing Activities:

Our investing activities used $7.3 million of cash during the six months ended June 30, 2015. We used $20.5 million for the purchase of the Nexgen business in February 2015. We funded the acquisition from the Company’s cash and from investments that matured during January and February 2015. During the six months ended June 30, 2015, redemptions and maturities of our short-term investments provided $23.8 million in funds and we rotated $9.3 million of cash into new short-term investments. We used $1.3 million for capital expenditures during the six months ended June 30, 2015.

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

Financing Activities:

We used $4.0 million in cash for financing activities during the six months ended June 30, 2015. We used $2.8 million to repurchase shares in the stock repurchase program and $1.9 million for cash dividends paid in February 2015 and May 2015. We received $0.6 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.

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

Contractual Obligations and Commercial Commitments

As of June 30, 2015, we had operating lease obligations of approximately $4.3 million through 2020, primarily for facility leases. Our lease obligations were $3.8 million at December 31, 2014.

We had purchase obligations of $6.3 million and $9.3 million at June 30, 2015 and December 31, 2014, respectively. These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.

We had a liability of $0.8 million related to income tax uncertainties at June 30, 2015 and December 31, 2014. We do not know the timing of the settlement of this liability.

At June 30, 2015, we had a liability of $1.0 million related to the contingent earnout consideration due to the Nexgen Parties. We expect this liability to be paid in February 2017.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 (Item 7A). As of August 7, 2015, there have been no material changes in this information.

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

Item 1A: Risk Factors

Factors That May Affect Our Business, Financial Condition and Future Operating Results

See our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 (Item 1A). As of August 7, 2015, there have been no material changes in this information.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table provides the activity of the company’s repurchase program:

			Total Number of	Approximate Dollar Value
	Total Number		Shares Purchased	Value of Shares That
	of Shares	Average Price	as Part of Publicly	May Yet be Purchased
Period	Purchased	per Share	Announced Programs	Under the Programs
April 1—April 30, 2015	115,381	$7.27	115,381	$9,856,150
May 1—May 31, 2015	91,051	$7.48	206,432	$9,175,062
June 1—June 30, 2015	173,653	$7.44	380,085	$7,882,736

All share repurchase programs are authorized by the Company’s Board of Directors and are announced publicly. On November 13, 2014, the Board of Directors approved a share repurchase program of up to 926,000 of the Company’s outstanding shares that will expire when the total shares are repurchased per the agreement or on November 13, 2016, whichever comes first. On April 20, 2015, the Board of Directors authorized an increase to the stock buyback program to purchase an additional 500,000 shares of stock, for a total of 1,426,000 shares. The Company repurchased 380,085 shares at an average price of $7.40 during the three months ended June 30, 2015. At June 30, 2015, the Company had 1,045,915 shares authorized for repurchase under this program.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Amendment of Material Definitive Agreement; Completion of Acquisition of Assets

As previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on March 5, 2015, the Company acquired substantially all of the assets of, and assumed certain specified liabilities of, Nexgen Wireless, Inc. (“Nexgen”) on February 27, 2015, pursuant to an Asset Purchase Agreement (the “Nexgen APA”) dated as of that date by and among the Company, Nexgen and the Nexgen Parties.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2015, on April 7, 2015, Samsung Electronics America, Inc., as successor in interest to Samsung Telecommunications America, LLC (“Samsung”), provided Nexgen and the Company with a notice of Samsung’s election to terminate, effective April 30, 2015, the Contractor Services Agreement, dated May 2, 2012 (the “CSA”), by and between Samsung and Nexgen. On May 5, 2015, the Company and the Nexgen Parties entered into an Amendment to Asset Purchase Agreement (the “Nexgen APA Amendment”) with the following principal terms: (a) Nexgen agreed to transfer to the Company previously excluded accounts receivable with an aggregate potential value of $0.8 million; (b) the aggregate amount potentially payable to the Nexgen Parties as contingent earnout consideration was reduced from $2.0 million to $1.0 million; (c) the Company waived its right to seek additional indemnification from the Nexgen Parties for matters specified therein; (d) the parties directed that $2.25 million in escrowed funds potentially payable to the Nexgen Parties pursuant to the Nexgen APA be released to the Company; (e) Mr. Thakkar relinquished a portion of the equity awards previously granted to him; (f) the Company released various potential claims against Nexgen and the Nexgen Parties with respect to the termination of the CSA and related matters; and (g) the parties agreed that the Nexgen Parties would be eligible for potential additional consideration if the acquired business achieves performance metrics set forth therein.

The Company does not have any material relationship with Mr. Thakkar and the other Nexgen Parties other than in respect of the Nexgen APA, the Nexgen APA Amendment, the transactions provided for therein, and Mr. Thakkar’s post-acquisition role as the Company’s Vice President and Chief Technology Officer, Network Analytics.

A copy of the Nexgen APA Amendment is filed as Exhibit 2.1 hereto and is incorporated by reference into this Quarterly Report. The description of the Nexgen APA Amendment set forth above is merely a summary of the material terms of that agreement and is qualified in its entirety by the text of Nexgen APA Amendment.

Item 6: Exhibits

Exhibit No.	Description	Reference

31.1	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	The following materials from PCTEL, Inc.‘s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
a Delaware corporation
/s/ Martin H. Singer
Martin H. Singer
Chief Executive Officer

Date: August 10, 2015