Form 10-Q
period 2015-09-30
PC TEL INC
filed 2015-11-09
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.001 per share	17,616,522 as of November 6, 2015

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2015

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited) September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$12,887	$20,432
Short-term investment securities	21,428	39,577
Accounts receivable, net of allowance for doubtful accounts of $119 and $121 at September 30, 2015 and December 31, 2014, respectively	20,643	23,874
Inventories, net	17,187	16,358
Deferred tax assets, net	2,279	2,281
Prepaid expenses and other assets	2,440	1,757

Total current assets	76,864	104,279
Property and equipment, net	14,042	14,842
Goodwill	3,493	161
Intangible assets, net	12,434	2,637
Deferred tax assets, net	10,348	9,710
Other noncurrent assets	36	40

TOTAL ASSETS	$117,217	$131,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,631	$5,495
Accrued liabilities	6,430	10,211

Total current liabilities	12,061	15,706
Other long-term liabilities	930	448

Total liabilities	12,991	16,154

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,815,573 and 18,571,419 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	18	19
Additional paid-in capital	137,768	145,462
Accumulated deficit	(33,619)	(30,101)
Accumulated other comprehensive income	59	135

Total stockholders’ equity	104,226	115,515

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,217	$131,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES	$26,526	$27,932	$80,477	$77,769
COST OF REVENUES	17,896	16,538	52,067	45,943

GROSS PROFIT	8,630	11,394	28,410	31,826

OPERATING EXPENSES:
Research and development	2,863	2,659	8,506	8,970
Sales and marketing	3,603	3,054	10,558	9,312
General and administrative	2,847	3,120	9,513	9,822
Amortization of intangible assets	1,125	465	2,963	1,503
Restructuring charges	413	0	852	0

Total operating expenses	10,851	9,298	32,392	29,607

OPERATING INCOME (LOSS)	(2,221)	2,096	(3,982)	2,219
Other income, net	534	207	2,783	738

INCOME (LOSS) BEFORE INCOME TAXES	(1,687)	2,303	(1,199)	2,957
Expense (benefit) for income taxes	(625)	85	(451)	340

NET INCOME (LOSS)	($1,062)	$2,218	($748)	$2,617

Net Income (Loss) per Share:
Basic	($0.06)	$0.12	($0.04)	$0.14
Diluted	($0.06)	$0.12	($0.04)	$0.14
Weighed Average Shares:
Basic	17,626	18,112	18,059	18,155
Diluted	17,626	18,271	18,059	18,346
Cash dividend per share	$0.05	$0.04	$0.15	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET INCOME (LOSS)	($1,062)	$2,218	($748)	$2,617
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(82)	12	(76)	(33)

COMPREHENSIVE INCOME (LOSS)	($1,144)	$2,230	($824)	$2,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
BALANCE at JANUARY 1, 2015	$19	$145,462	($30,101)	$135	$115,515
Stock-based compensation expense	0	1,392	0	0	1,392
Issuance of shares for stock purchase and option	0	1,018	0	0	1,018
Cancellation of shares for payment of withholding	0	(412)	0	0	(412)
Repurchase of common stock	(1)	(9,692)	0	0	(9,693)
Dividend paid	0	0	(2,770)	0	(2,770)
Net loss	0	0	(748)	0	(748)
Change in cumulative translation adjustment, net	0	0	0	(76)	(76)

BALANCE at SEPTEMBER 30, 2015	$18	$137,768	($33,619)	$59	$104,226

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine months Ended September 30,
	2015	2014
Operating Activities:
Net income (loss)	($748)	$2,617
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,261	3,589
Stock-based compensation	1,392	2,578
(Gain)/loss on disposal/sale of property and equipment	(18)	9
Restructuring costs	485	0
Payment of withholding tax on stock based compensation	(412)	(1,025)
Deferred tax provision	(640)	468
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,641	(1,641)
Inventories	(908)	(1,857)
Prepaid expenses and other assets	(619)	1,722
Accounts payable	56	1,007
Income taxes payable	(110)	(51)
Other accrued liabilities	(3,535)	(1,913)
Deferred revenue	(1,044)	(75)

Net cash provided by operating activities	7,801	5,428

Investing Activities:
Capital expenditures	(1,583)	(1,884)
Proceeds from disposal of property and equipment	40	0
Purchases of investments	(20,277)	(54,673)
Redemptions/maturities of short-term investments	38,426	51,232
Purchase of business from Nexgen	(20,500)	0

Net cash used in investing activities	(3,894)	(5,325)

Financing Activities:
Proceeds from issuance of common stock	1,018	839
Tax benefit from stock based compensation	0	486
Payments for repurchase of common stock	(9,693)	(1,652)
Cash dividends	(2,770)	(2,218)

Net cash used in financing activities	(11,445)	(2,545)

Net decrease in cash and cash equivalents	(7,538)	(2,442)
Effect of exchange rate changes on cash	(7)	(3)
Cash and cash equivalents, beginning of year	20,432	21,790

Cash and Cash Equivalents, End of Period	$12,887	$19,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine months ended September 30, 2015 (Unaudited)

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

On February 27, 2015, PCTEL, Inc. acquired substantially all of the assets of, and assumed certain specified liabilities of, Nexgen Wireless, Inc. (“Nexgen”), pursuant to an Asset Purchase Agreement dated as of February 27, 2015 (the “Nexgen APA”). The business acquired from Nexgen is based in Schaumburg, Illinois. Nexgen provided Meridian™, a network analysis tool portfolio now known as SeeHawk® Analytics, and engineering services. Nexgen’s Meridian software product portfolio translates real-time network performance data into engineering actions to optimize operator performance. Meridian, with its Network IQ™, Subscriber IQ™, and Map IQ™ modules, supports crowd-based, cloud-based data analysis to enhance network performance. Nexgen provides performance engineering, specialized staffing, and trend analysis for carriers, infrastructure vendors, and neutral hosts for 2G, 3G, 4G, and LTE networks.

PCTEL maintains expertise in several technology areas in order to be competitive in the scanning receiver and related engineering services market. These include radio frequency engineering, DSP engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Basis of Consolidation

The condensed consolidated balance sheet as of September 30, 2015 and the condensed consolidated statements of operations, statements of comprehensive income, and cash flows for the three and nine months ended September 30, 2015 and 2014, respectively, are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2014.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). There were no changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2015. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2014 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2014 Form 10-K. The results for the operations for the period ended September 30, 2015 may not be indicative of the results for the period ending December 31, 2015.

Foreign Currency Translation

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations. Net foreign exchange gains resulting from foreign currency transactions included in other income, net were $5 and $10 for the three months ended September 30, 2015 and 2014, respectively. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were and ($23) and ($37) for the nine months ended September 30, 2015 and 2014, respectively.

Recent Accounting Guidance

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” The new guidance requires most inventory to be measured at the lower of cost and net realizable value, thereby simplifying the previous guidance under which an entity must measure inventory at the lower of cost or market. Market is defined as replacement cost, net realizable value (“NRV”), or NRV less a normal profit margin. The ASU will not apply to inventory that is measured using either the last-in, first-out method or the retail inventory method. The standard will be effective prospectively for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, which requires management to assess whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. The new accounting standard is effective as of December 31, 2016, and the Company does not expect it to have an impact on its financial statement disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 was issued to clarify that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The new accounting standard is effective for the Company in 2016. Because participants in the Company’s performance-based long-term incentive plan must be service providers of the Company on the determination date in order to be eligible to receive the shares, the adoption of ASU No. 2014-12 will not have a material impact on the Company’s consolidated financial statements.

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

See Note 4 for the hierarchy leveling table for cash and cash equivalents.

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic Earnings Per Share computation:
Numerator:
Net income (loss)	($1,062)	$2,218	($748)	$2,617
Denominator:
Common shares outstanding	17,626	18,112	18,059	18,155
Earnings per common share - basic
Net income (loss)	($0.06)	$0.12	($0.04)	$0.14
Diluted Earnings Per Share computation:
Denominator:
Common shares outstanding	17,626	18,112	18,059	18,155
Restricted shares subject to vesting	*	88	*	110
Performance shares subject to vesting	*	62	*	69
Common stock option grants	*	9	*	12

Total shares	17,626	18,271	18,059	18,346
Earnings per common share - diluted
Net income (loss)	($0.06)	$0.12	($0.04)	$0.14

*	As denoted by “*” in the table above, weighted average common stock option grants and restricted shares of 183,000 and 369,000 were excluded from the calculations of diluted net loss per share for the three months and nine months ended September 30, 2015, respectively, since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consisted of the following:

	September 30, 2015	December 31, 2014
Cash	$8,625	$19,731
Cash equivalents	4,262	701
Short-term investments	21,428	39,577

	$34,315	$60,009

Cash and Cash equivalents

At September 30, 2015, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. At September 30, 2015 and December 31, 2014, the Company’s cash equivalents were invested in highly liquid AAA money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable amount of $250.

At September 30, 2015, the Company had $8.6 million in cash and $4.3 million in cash equivalents and at December 31, 2014, the Company had $19.7 million in cash and $0.7 million in cash equivalents. The Company had $1.4 million and $0.5 million of cash and cash equivalents in foreign bank accounts at September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, the Company has no intentions of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds. The Company’s cash in its foreign bank accounts is not insured.

Investments

At September 30, 2015 and December 31, 2014, the Company’s short-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, AA or higher rated corporate bonds, and certificates of deposit classified as held-to-maturity. At September 30, 2015 the Company had invested $7.7 million in U.S. government agency bonds, $7.4 million in pre-refunded municipal bonds, $4.2 million in AA rated or higher corporate bonds, and $2.1 million in certificates of deposit. The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities. The bonds have original maturities greater than 90 days and mature in less than one year. The Company’s bonds are recorded at the purchase price and carried at amortized cost. The net unrealized gains were $6 at September 30, 2015. Approximately 9% and 5% of the Company’s bonds were protected by bond default insurance at September 30, 2015 and December 31, 2014, respectively.

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

Cash equivalents and Level 1 and Level 2 investments measured at fair value were as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other cash equivalents	$4,262	$0	$0	$4,262	$701	$0	$0	$701
Investments:
US government agency bonds	0	7,671	0	7,671	0	13,502	0	13,502
Certificates of deposit	2,138	0	0	2,138	11,782	0	0	11,782
Pre-refunded municipal bonds	0	7,375	0	7,375	0	5,162	0	5,162
Corporate bonds	0	4,250	0	4,250	0	7,155	0	7,155
Mutual funds	0	0	0	0	1,971	0	0	1,971

Total	$6,400	$19,296	$0	$25,696	$14,454	$25,819	$0	$40,273

5. Goodwill and Intangible Assets

Goodwill

The activity related to goodwill for the nine months ended September 30, 2015 was as follows:

Balance at December 31, 2014	$161
Goodwill related to acquisition of Nexgen business	3,332

Balance at September 30, 2015	$3,493

The goodwill of $3.5 million relates to the RF Solutions segment. In February 2015, the Company acquired substantially all of the assets and assumed certain liabilities of Nexgen Wireless, Inc. As of September 30, 2015, the Company recorded goodwill of $3.3 million as part of the provisional allocation of the purchase price. Based on revisions to the Nexgen valuation, goodwill was lowered by $0.6 million and customer relationships was increased by $0.6 million during the third quarter 2015. See Note 7 for additional information on the acquisition. The Company recorded $0.2 million of goodwill related to the business acquired from Envision Wireless, Inc. in 2011.

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

The RF Solutions segment has experienced declining profitability year to date (See Note 12 for the segment information). The Company considered the decline to be an interim change in circumstances that would indicate that an impairment loss may have been incurred at September 30, 2015. There are two reporting units for goodwill testing purposes within the RF Solutions segment, Products and Services, and both carry goodwill. The Company performed a qualitative assessment on both reporting units and determined it is more likely than not that the fair value of a reporting unit is greater than its carrying value, including goodwill. The primary positive evidence considered was the recent restructuring of costs that is expected to lower the cost structure by several million dollars annually. In addition the Company performed a Step 1 quantitative goodwill test at September 30, 2015 at the lower forecasted cost structure, which confirmed the qualitative assessment.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years. The summary of other intangible assets, net as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships	$25,497	$17,880	$7,617	$17,381	$15,933	$1,448
Patents and technology	10,114	7,171	2,943	6,781	6,507	274
Trademarks and trade names	4,960	3,631	1,329	3,988	3,152	836
Other	2,743	2,198	545	1,998	1,919	79

	$43,314	$30,880	$12,434	$30,148	$27,511	$2,637

The $9.8 million increase in the net book value of intangible assets at September 30, 2015 compared to December 31, 2014 reflects $13.2 million of intangible assets recorded for the purchase of the business from Nexgen, offset by amortization expense of $3.0 million recorded for the nine months ended September 30, 2015, and a restructuring charge of $0.4 million recorded in June 2015. The restructuring charge related to the Company’s exit from the mobile towers product line. The Company wrote off the remaining patents and technology and a portion of the trade names and customer relationships from the acquisition of TelWorx in 2012. The amortization related to the assets recorded for the acquisition of the business from Nexgen was $0.7 million and $1.7 million for the three and nine months ended September 30, 2015, respectively. The amortization related to all other intangible assets was $0.4 million and $1.3 million for the three and nine months ended September 30, 2015.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	4 to 6 years	5.0
Patents and technology	3 to 6 years	4.5
Trademarks and trade names	3 to 8 years	4.7
Other	1 to 6 years	4.4

The Company’s scheduled amortization expense for 2015 and the next five years is as follows:

Fiscal Year	Amount
2015	$4,020
2016	$2,962
2017	$2,785
2018	$2,708
2019	$2,508
2020	$414

6. Balance Sheet Information

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 90 days. The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $0.1 million at September 30, 2015 and at December 31, 2014. The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing. Inventories as of September 30, 2015 and December 31, 2014 were composed of raw materials, sub-assemblies, finished goods and work-in-process. The Company had consigned inventory with customers of $0.7 million and $0.8 million at September 30, 2015 and December 31, 2014, respectively. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. The allowance for inventory losses was $1.9 million at September 30, 2015 and $1.8 million at December 31, 2014.

Inventories consisted of the following:

	September 30, 2015	December 31, 2014
Raw materials	$10,713	$10,160
Work in process	1,108	915
Finished goods	5,366	5,283

Inventories, net	$17,187	$16,358

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

Property and equipment consisted of the following:

	September 30, 2015	December 31, 2014
Building	$6,231	$6,229
Computers and office equipment	10,816	10,435
Manufacturing and test equipment	12,720	11,880
Furniture and fixtures	1,275	1,214
Leasehold improvements	875	909
Motor vehicles	42	117

Total property and equipment	31,959	30,784
Less: Accumulated depreciation and amortization	(19,687)	(17,712)
Land	1,770	1,770

Property and equipment, net	$14,042	$14,842

Depreciation and amortization expense was approximately $0.8 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively, and $2.3 million and $2.1 million for the nine months ended September 30, 2015 and 2014, respectively. Amortization for capital leases is included in depreciation and amortization expense. See Note 10 for information related to capital leases.

Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2015	2014
Inventory receipts	$1,626	$2,471
Paid time off	1,338	1,247
Payroll, bonuses, and other employee benefits	991	1,539
Due to Nexgen Parties - working capital adjustment	840	0
Professional fees and contractors	403	223
Warranties	381	304
Deferred revenues	218	1,262
Real estate taxes	121	181
Income and sales taxes	157	266
Employee stock purchase plan	97	314
Executive deferred compensation	0	2,043
Other	258	361

Total	$6,430	$10,211

Long-term liabilities consist of the following:

	September 30,	December 31,
	2015	2014
Due to Nexgen Parties - contingent consideration	$500	$0
Deferred rent	263	258
Long-term obligations under capital leases	128	135
Deferred revenues	39	55

	$930	$448

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

The provisional purchase consideration for Nexgen was $21.4 million, consisting of $18.25 million in cash paid at closing, $2.25 million held in escrow, an estimated $0.8 million excess working capital true up to be paid in cash, and a contingency payment that was provisionally calculated with a fair value of $0.1 million. The contingent payment was dependent on the achievement of revenue-based goals pertaining to the acquired business for the period commencing on March 1, 2015 and ending on April 30, 2016. The cash consideration paid was provided from the Company’s existing cash. The assets acquired consisted primarily of customer relationships, intellectual property (including trade names), working capital (accounts receivable, work in process, accounts payable and accrued liabilities), and fixed assets. The Nexgen Parties are bound by non-competition covenants under the Nexgen APA, which generally expire on February 27, 2019. The Company calculates the fair value of the assets acquired by using a blended analysis of the present value of future discounted cash flows and the market approach of valuation. The intangible assets recorded have a weighted average amortization period of 5.0 years.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2015, on April 7, 2015, Samsung Electronics America, Inc., as successor in interest to Samsung Telecommunications America, LLC (“Samsung”), provided Nexgen and the Company with a final notice of Samsung’s election to terminate, effective April 30, 2015, the Contractor Services Agreement, dated May 2, 2012 (the “CSA”), by and between Samsung and Nexgen. On May 5, 2015, the Company and the Nexgen Parties entered into an Amendment to Asset Purchase Agreement (the “Nexgen APA Amendment”) with the following principal terms: (a) Nexgen agreed to transfer to the Company previously excluded accounts receivable with an aggregate value of $0.8 million; (b) the aggregate amount potentially payable to the Nexgen Parties as contingent earnout consideration was reduced from $2.0 million to $1.0 million; (c) the Company waived its right to seek additional indemnification from the Nexgen Parties for matters specified therein; (d) the parties directed that $2.25 million in escrowed funds potentially payable to the Nexgen Parties pursuant to the Nexgen APA be released to the Company; (e) Mr. Thakkar relinquished a portion of the equity awards previously granted to him; (f) the Company released various potential claims against Nexgen and the Nexgen Parties with respect to the termination of the CSA and related matters; and (g) the parties agreed that the Nexgen Parties would be eligible for potential additional consideration if the acquired business achieves performance metrics set forth therein. The additional consideration is dependent on the achievement of revenue-based goals pertaining to the acquired business for the period commencing on January 1, 2016 and ending on December 31, 2016. The amendment terms were accounted for consistent with accounting for legal settlements, as there is not a clear and direct link between the settlement and the acquisition price. During June 2015, the Company received the cash from the escrow fund and the previously excluded accounts receivable. These amounts are recorded in Other Income, net in the condensed consolidated statements of operations. At June 30, 2015, the Company estimated the liability for the contingent earnout consideration at $1.0 million. At September 30, 2015, the Company revised the liability for the contingent earnout consideration at $0.5 million due to revised revenue projections for 2016. The adjustment of $0.9 million from the original liability recorded for the contingent consideration was recorded as an expense in Other Income, net in the condensed consolidated statement of operations.

Approximately 78% of Nexgen’s revenue was related to the U.S. Sprint cellular network, contracted either with Samsung or Sprint directly. During due diligence, the Company modeled a likely range of future revenue and cash flow based on the high degree of customer concentration risk. While the terminated CSA represented a material portion of that revenue, the resulting total future revenue and cash flow remained within the lower range of the forecast model. The Company utilized the lower end of the forecast range in evaluating the fair value of the acquired assets. At September 30, 2015, the valuation yielded provisional goodwill of $3.3 million, of which $1.5 million is related to the assembled workforce. The goodwill is deductible for tax purposes. Based on revisions to the Nexgen valuation, goodwill was lowered by $0.6 million and customer relationships was increased by $0.6 million during the third quarter 2015.

The purchase accounting related to the valuation of certain tangible and intangible assets was still in process at September 30, 2015. The purchase accounting is expected to be completed by the quarter ended December 31, 2015. The following is the provisional allocation of the purchase price for the assets from Nexgen at the date of the acquisition as of September 30, 2015:

Tangible assets:
Accounts receivable	$5,358
Prepaid and other assets	49
Deferred cost of sales	24
Fixed assets	43

Total tangible assets	5,474

Intangible assets:
Customer relationships	8,117
Trade names	972
Technology	3,332
Backlog	162
Non-compete	583
Goodwill	3,332

Total intangible assets	16,498

Total assets	21,972

Accounts payable	200
Accrued liabilities	341

Total liabilities	541

Net assets acquired	$21,431

A reconciliation of the assets acquired with the cash paid at closing is as follows:

Net assets acquired	$21,431
Due Nexgen - contingent liability	(91)
Due Nexgen - working capital adjustment	(840)

Cash paid at closing	$20,500

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

Revenues for Nexgen were $23.8 million for the year ended December 31, 2014. The Company’s results for the nine months ended September 30, 2015 include the operating results for March through September 2015 for the business acquired from Nexgen. The following pro forma financial information gives effect to the acquisition of the Nexgen business as if the acquisition had taken place on January 1, 2014. The pro forma financial information for Nexgen was derived from the unaudited historical accounting records of Nexgen.

	(unaudited) Three Months Ended September 30, 2015	(unaudited) Three Months Ended September 30, 2014	(unaudited) Nine Months Ended September 30, 2015	(unaudited) Nine Months Ended September 30, 2014
REVENUES	$26,526	$33,155	$83,435	$95,508
NET INCOME	($1,062)	$2,680	($719)	$4,464
NET INCOME PER SHARE	($0.06)	$0.15	($0.04)	$0.24

The pro forma results include adjustments for intangible amortization of $0.6 million for the three months ended September 30, 2014 and $0.4 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively. The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2014, nor is it necessarily indicative of the Company’s future consolidated results of operations or financial position.

8. Stock-Based Compensation

The condensed consolidated statements of operations include $0.7 million and $1.4 million of stock compensation expense for the three and nine months ended September 30, 2015, respectively. Stock compensation expense for the three months ended September 30, 2015 consisted of $0.5 million for restricted stock awards, $33 related to performance units, $57 for stock option expenses and $55 for stock purchase plan expenses. Stock compensation expense for the nine months ended September 30, 2015 consisted of $1.4 million for restricted stock awards, $0.4 million for stock option expenses and $0.2 million for stock purchase plan expenses, offset by the expense reversal of $0.5 million related to performance units that are not expected to vest.

The condensed consolidated statements of operations include $0.7 million and $2.6 million of stock compensation expense for the three and nine months ended September 30, 2014, respectively. Stock compensation expense for the three months ended September 30, 2014 consisted of $0.5 million for restricted stock awards, $0.2 million for stock option expenses and $54 for stock purchase plan expenses. Stock compensation expense for the nine months ended September 30, 2014 consists of $1.6 million for restricted stock awards, $0.8 million for stock option expenses and $137 for stock purchase plan expenses.

The Company did not capitalize any stock compensation expense during the three months ended September 30, 2015 or 2014. Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$115	$112	$244	$315
Research and development	99	149	244	509
Sales and marketing	230	155	370	491
General and administrative	206	315	534	1,263

Total	$650	$731	$1,392	$2,578

Restricted Stock – Service Based

The Company grants restricted shares as employee incentives. When service-based restricted stock is granted to employees, the Company records deferred stock compensation within additional paid-in capital, representing the fair value of the common stock on the date the restricted shares are granted. The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares. These grants vest over various periods, but typically vest over four years. The 2015 annual service-based awards were granted to eligible employees in June 2015, and the 2014 annual service-based awards were granted to eligible employees in March 2014.

In September 2015, the Company’s Board of Directors awarded 200,000 restricted shares to Martin H. Singer, Chief Executive Officer. These shares vest in September 2017 if Mr. Singer remains an employee of the Company on the vesting date. In order to better align compensation incentives with long-term shareholder interest, effective August 31, 2015, the Board of Directors approved reductions in the base salaries of named executive officers and certain other executives, and concurrently therewith granted 117,300 shares of the Company’s common stock which will vest one year from the date of grant. The Company awarded 100,000 shares to Mr. Thakkar as part of his employment offer following the Nexgen acquisition in the first quarter of 2015. These shares vest in February 2017 if Mr. Thakkar remains an employee of the Company on the vesting date.

The following table summarizes restricted stock activity for the nine months ended September 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Awards - December 31, 2014	343,836	$7.41
Shares awarded	633,079	6.81
Shares vested	(176,849)	7.21
Shares cancelled	(19,701)	7.77

Unvested Restricted Stock Awards - September 30, 2015	780,365	$6.96

The intrinsic value of service-based restricted shares that vested during the three months ended September 30, 2015, and 2014, was $57 and $25, respectively. The intrinsic value of service-based restricted shares that vested during the nine months ended September 30, 2015, and 2014, was $1.4 million and $3.2 million, respectively.

At September 30, 2015, total unrecognized compensation expense related to restricted stock was approximately $3.6 million, net of forfeitures to be recognized through 2019 over a weighted average period of 1.5 years.

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

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2015:

	Units	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Units - December 31, 2014	4,600	$7.47
Units awarded	4,350	7.49
Units vested	(2,475)	7.00
Units cancelled	(1,750)	7.91

Unvested Restricted Stock Units - September 30, 2015	4,725	$7.47

The intrinsic value of service-based restricted stock units that vested and issued as shares during the nine months ended September 30, 2015 and 2014 was $20 and $27, respectively. No units vested during the three months ended September 30, 2015 and 2014.

As of September 30, 2015, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $22, to be recognized through 2019 over a weighted average period of 1.5 years.

Stock Options

The Company grants stock options to purchase common stock as long-term incentives. The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date. Employee option grants are subject to installment vesting typically over a period of four years. Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement. Prior to July 2010, the Company primarily granted stock options with a ten-year life. Beginning with options granted in July 2010, the Company grants stock options with a seven-year life. During the three and nine months ended September 30, 2015, respectively, the Company awarded 1,500 and 20,500 stock options to eligible new employees. In addition, in March 2015, the Company awarded 130,000 stock options to former employees of Nexgen in connection with the acquisition of the Nexgen business.

A summary of the Company’s stock option activity for the nine months ended September 30, 2015 is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,357,928	$7.81
Granted	150,500	8.00
Exercised	(35,134)	7.25
Expired or Cancelled	(110,683)	9.00
Forfeited	(72,820)	7.76

Outstanding at September 30, 2015	1,289,791	$7.74
Exercisable at September 30, 2015	796,046	$7.96

There were no stock option exercises during the three months ended September 30, 2015. During the nine months ended September 30, 2015, the Company received proceeds of $0.3 million from the exercise of 35,134 options. The intrinsic value of these options exercised was $34. During the three months ended September 30, 2014, the Company received proceeds of $13 from the exercise of 1,894 options. The intrinsic value of these options exercised was $2. During the nine months ended September 30, 2014, the Company received proceeds of $0.3 million from the exercise of 41,841 options. The intrinsic value of these options exercised was $55.

The range of exercise prices for options outstanding and exercisable at September 30, 2015, was $5.50 to $11.00. The following table summarizes information about stock options outstanding under all stock option plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.50 - $6.00	4,879	4.97	$5.75	3,124	$5.63
6.01 - 6.50	16,267	3.54	6.23	12,722	6.23
6.51 - 7.00	38,491	2.59	6.85	35,688	6.86
7.01 - 7.50	793,096	4.43	7.18	427,814	7.17
7.51 - 8.00	27,750	5.04	7.79	11,791	7.82
8.01 - 8.50	127,195	5.21	8.17	27,935	8.45
8.51 - 9.00	32,478	1.15	8.76	28,986	8.76
9.01 - 9.50	188,085	0.98	9.19	187,511	9.19
9.51 - 10.00	20,650	2.37	9.64	19,575	9.64
10.01 - 11.00	40,900	0.72	10.64	40,900	10.64

$5.50 - $11.00	1,289,791	3.72	$7.74	796,046	$7.96

The weighted average contractual life and intrinsic value at September 30, 2015, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	3.72	$1
Options Exercisable	2.93	$1

The intrinsic value is based on the share price of $6.01 at September 30, 2015.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions at September 30th:

	September 30,
	2015	2014
Dividend yield	3.4%	2.2%
Risk-free interest rate	0.6%	0.5%
Expected volatility	34%	34%
Expected life (in years)	5.2	5.2

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

As of September 30, 2015, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $0.4 million, net of estimated forfeitures to be recognized through 2019 over a weighted average period of 1.2 years.

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

The following summarizes the performance unit activity during the nine months ended September 30, 2015:

	Units	Weighted Average Grant Date Fair Value
Unvested Performance Units - December 31, 2014	380,000	$8.47
Units awarded	424,000	7.49
Units vested	(6,202)	8.47
Units cancelled	(33,798)	8.04

Unvested Performance Units - September 30, 2015	764,000	$7.95

Within a revised employment offer letter to Jigar Thakkar in May 2015, the Company offered Mr. Thakkar the opportunity to earn up to 50,000 shares of common stock-based on achieving revenue goals for 2016. Mr. Thakkar is the primary founder of Nexgen, and remained with the acquired business as the Company’s Vice President, Network Analytics. Under terms of the offer, 50% of the shares will vest on February 27, 2017 and 50% of the shares will vest on February 27, 2018 if Mr. Thakkar remains an employee of the Company on such dates. Stock compensation expense is amortized over the vesting period for these awards based on estimated achievement of the goals.

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is approximately six months. The Company received proceeds of $0.4 million from the issuance of 76,314 shares under the ESPP in August 2015 and received proceeds of $0.3 million from the issuance of 51,545 shares under the ESPP in August 2014.The Company received proceeds of $0.4 million from the issuance of 57,293 shares under the ESPP in February 2015 and received proceeds of $0.3 million from the issuance of 49,063 shares under the ESPP in February 2014.

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

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	September 30,
	2015	2014
Dividend yield	3.4%	2.2%
Risk-free interest rate	0.6%	0.3%
Expected volatility	34%	38%
Expected life (in years)	0.5	0.5

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

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes. For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority. The Company paid $0.4 million and $1.0 million for withholding taxes related to stock awards during the nine months ended September 30, 2015 and 2014, respectively.

Stock Repurchases

All share repurchase programs are authorized by the Company’s Board of Directors and are announced publicly. On November 13, 2014, the Board of Directors approved a share repurchase program of up to 926,000 of the Company’s outstanding shares that will expire on the earlier of the date that the total shares are repurchased or November 13, 2016. On April 20, 2015, the Board of Directors authorized an increase to the share repurchase program to purchase another 500,000 shares of stock. Additionally, on August 10, 2015, the Board of Directors authorized another increase to the share repurchase program to purchase an additional 1,300,000 shares, for a total of 2,726,000 shares. The Company repurchased 1,113,934 shares at an average price of $6.18 during the three months ended September 30, 2015. The Company repurchased 1,494,019 shares at an average price of $6.49 during the nine months ended September 30, 2015. At September 30, 2015, the Company had 1,231,981 shares that could still be repurchased under these programs.

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

The Company’s contributions to retirement plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
PCTEL, Inc. 401(k) Profit sharing Plan - US employees	$195	$154	$575	$503
Defined contribution plans - foreign employees	87	84	248	245

Total	$282	$238	$823	$748

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

10. Commitments and Contingencies

Operating Leases

The Company has operating leases for facilities through 2020 and office equipment through 2019. The future minimum rental payments under these leases at September 30, 2015, are as follows:

Year	Amount
2015	$299
2016	1,067
2017	933
2018	889
2019	673
Thereafter	231

Future minimum lease payments	$4,092

The rent expense under leases was approximately $0.3 million and $0.2 million for the three months ended September 30, 2015, and 2014, respectively. The rent expense under leases was approximately $0.8 million and $0.7 million for the nine months ended September 30, 2015, and 2014, respectively.

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

In May 2015, the Company extended the lease for its assembly facility in Pryor, Oklahoma for a period of six months ending October 31st, 2015. The total lease obligation pursuant to this lease was $39. This lease was not renewed after October 2015 because of the Company’s exit from the mobile tower product line.

In October 2015, the Company entered into a new five-year lease for additional manufacturing space in Tianjin, China consisting of 22,163 square feet with a lease expiration date of October 2020. The total lease obligation pursuant to this lease is $0.2 million.

All properties are in good condition and are suitable for the purposes for which they are used. We believe that we have adequate space for our current needs.

Capital Leases

The Company has capital leases for office and manufacturing equipment. The net book values for asset under capital leases were as follows:

	September 30, 2015	December 31, 2014
Cost	$219	$189
Accumulated Depreciation	(46)	(16)

Net Book Value	$173	$173

The following table presents future minimum lease payments under capital leases at September 30, 2015, together with the present value of the net minimum lease payments due in each year:

Year	Amount
2015	$13
2016	50
2017	50
2018	40
2019	29
2020	4

Total minimum payments required:	186
Less amount representing interest:	13

Present value of net minimum lease payments:	$173

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The Company’s allowance for sales returns was $0.2 million at September 30, 2015 and $0.1 million at December 31, 2014.

The Company offers repair and replacement warranties of up to five years for certain antenna products and scanning receiver products. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.4 million and $0.3 million at September 30, 2015 and December 31, 2014, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in the warranty reserves during the nine months ended September 30, 2015 and 2014, were as follows:

	Nine Months Ended September 30,
	2015	2014
Beginning balance	$304	$305
Provisions for warranties	93	62
Consumption of reserves	(16)	(60)

Ending balance	$381	$307

Restructuring Charges

In June 2015, the Company committed to a restructuring program for reductions in U.S. headcount and the exit from the mobile towers product line. The Company acquired the mobile tower product line in the 2012 acquisition of TelWorx (defined below). The Company’s mobile towers were primarily sold into the oil and gas exploration market in North America. The mobile towers were used to either provide a communications link to an oil drilling site or lighting for a site under construction. The decline in oil prices caused a decline in related mobile tower sales. The Company made the decision to exit the mobile tower product line due to the anticipated long term effect on revenue from depressed oil prices, and the fact that one of our two tower suppliers filed for Chapter 7 bankruptcy during June 2015 as a result of the decline in volume. Mobile towers were not a key element of the company’s kitting operation or antenna business within Connected Solutions. According to the accounting guidance, the exit of the mobile tower product line does not meet the requirements of discontinued operations.

The Company incurred restructuring charges of $0.4 million and $0.9 million during the three and nine months ended September 30, 2015, respectively. During the three months ended September 30, 2015, the Company incurred $0.4 million for severance and employee related costs related to the termination of 18 employees and $23 related to the disposal of fixed assets of the mobile tower product line. During the nine months ended September 30, 2015, the Company incurred severance costs of $0.4 million of severance and employee related costs related to the termination of 20 employees, $23 related to the disposal of fixed assets of the mobile tower product line, and $0.4 million of intangible assets related to mobile towers.

The following table summarizes the restructuring activity during the nine months ended September 30, 2015 and the status of the reserves at September 30. 2015:

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Restructuring	Payments/	September 30,
	2014	Expense	Charges	2015
2015 Restructuring:
Employee related costs	$0	$423	($394)	$29
Fixed assets	0	23	(23)	0
Intangible assets adjustment	0	406	(406)	0

Totals	$0	$852	($823)	$29

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

11. Income Taxes

The Company recorded an income tax benefit of $0.5 million for the nine months ended September 30, 2015. The tax benefit for the nine months ended September 30, 2015 differed from the statutory rate of 34% primarily because of state income taxes. The Company recorded income tax expense of $0.3 million for the nine months ended September 30, 2014. The tax expense for the nine months ended September 30, 2014 differed from the statutory rate of 34% primarily because the Company recorded a tax benefit of $0.8 million related to the reversal of a liability for uncertain income taxes.

The Company’s valuation allowance against its deferred tax assets was $0.6 million at September 30, 2015 and December 31, 2014. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s long-term forecasts continue to support the realization of its deferred tax assets. The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 26.0 year average period over which future income can be utilized to realize the deferred tax assets.

The Company’s gross unrecognized tax benefit was $0.8 million at September 30, 2015 and December 31, 2014.

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

The following tables are the segment operating profits and cash flow information for the three and nine months ended September 30, 2015 and 2014, respectively, and the segment balance sheet information as of September 30, 2015 and December 31, 2014:

	Three Months Ended September 30, 2015
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$17,450	$9,115	($39)	$26,526

GROSS PROFIT	4,729	3,894	7	8,630

OPERATING INCOME (LOSS)	$1,160	($1,058)	($2,323)	($2,221)

Depreciation	$428	$289	$64	$781
Intangible amortization	$195	$930	$0	$1,125
Capital expenditures	$135	$151	$0	$286

	Nine Months Ended September 30, 2015
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$52,903	$27,749	($175)	$80,477

GROSS PROFIT	15,588	12,802	20	28,410

OPERATING INCOME (LOSS)	$4,255	($181)	($8,056)	($3,982)

Depreciation	$1,281	$809	$208	$2,298
Intangible amortization	$655	$2,308	$0	$2,963
Capital expenditures	$653	$836	$94	$1,583

	As of September 30, 2015
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$12,341	$8,302	$0	$20,643
Inventories	$14,761	$2,426	$0	$17,187
Long-lived assets:
Property and equipment, net	$10,400	$3,027	$615	$14,042
Goodwill	$0	$3,493	$0	$3,493
Intangible assets, net	$620	$11,814	$0	$12,434
Deferred tax assets, net	$0	$0	$10,348	$10,348
Other noncurrent assets	$0	$0	$36	$36

	Three Months Ended September 30, 2014
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$18,697	$9,283	($48)	$27,932

GROSS PROFIT	5,803	5,584	7	11,394

OPERATING INCOME (LOSS)	$2,262	$2,492	($2,658)	$2,096

Depreciation	$426	$211	$86	$723
Intangible amortization	$261	$204	$0	$465
Capital expenditures	$241	$345	$10	$596

	Nine Months Ended September 30, 2014
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$52,409	$25,578	($218)	$77,769

GROSS PROFIT	16,635	15,171	20	31,826

OPERATING INCOME (LOSS)	$5,278	$5,150	($8,209)	$2,219

Depreciation	$1,267	$562	$257	$2,086
Intangible amortization	$891	$612	$0	$1,503
Capital expenditures	$811	$1,036	$37	$1,884

	As of December 31, 2014
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$15,947	$7,927	$0	$23,874
Inventories	$14,172	$2,186	$0	$16,358
Long-lived assets:
Property and equipment, net	$11,124	$2,987	$731	$14,842
Goodwill	$0	$161	$0	$161
Intangible assets, net	$1,681	$956	$0	$2,637
Deferred tax assets, net	$0	$0	$9,710	$9,710
Other noncurrent assets	$0	$0	$40	$40

The Company’s revenues to customers outside of the United States, as a percent of total revenues for the three and nine months ended September 30, 2015 and 2014, respectively were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Region	2015	2014	2015	2014
Asia Pacific	9%	11%	9%	11%
Europe, Middle East, & Africa	7%	7%	9%	9%
Other Americas	7%	7%	6%	6%

Total Foreign sales	23%	25%	24%	26%

There were no customers that accounted for 10% or greater of revenues during the three months and nine months ended September 30, 2015 and no customers accounted for greater than 10% of revenues for the three and nine months ended September 30, 2014.

13. Related Parties

The Company leased its Pryor, Oklahoma facility from American Tradition Custom Steel LLC, of which Mr. Aaron Jarvis is a member. Mr. Jarvis was the operations manager for the Company’s mobile tower business. Mr. Jarvis was separated from employment with the Company in September 2015, and the lease terminated on October 31st, 2015. Effective October, 2015, Mr. Jarvis provides warranty support as a contractor for the mobile towers product line.

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

On November 3rd, 2015, the Company eliminated the positions of 22 U.S. employees for Connected Solutions. The Company will incur restructuring charges of approximately $0.6 million related to severance and employee benefits for these headcount eliminations during the quarter ended December 31, 2015.

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

Our revenues were lower in the three months ended September 30, 2015 and higher in the nine months ended September 30, 2015, compared to the same periods in 2014. For the three months ended September 30, 2015, revenues were $26.5 million, a decrease of $1.4 million, or 5.0% compared to the same period in 2014. For the nine months ended September 30, 2015, our revenues were $80.5 million, an increase of $2.7 million, or 3.5% compared to the same period in 2014. We reported an operating loss of $2.2 million for the three months ended September 30, 2015, lower by $4.3 million compared to the same period in 2014. We reported an operating loss of $4.0 million for the nine months ended September 30, 2015, lower by $6.2 million compared to the same period in 2014. The decline in operating profit for the three and nine months ended September 30, 2015 was due to higher operating expenses and lower gross profit from RF Solutions.

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

Results of Operations

Three and Nine months ended September 30, 2015 and 2014

(in thousands)

Revenues by Segment

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Connected Solutions	$17,450	$18,697	($1,247)	-6.7%
RF Solutions	9,115	9,283	(168)	-1.8%
Corporate	(39)	(48)	9	not meaningful

Total	$26,526	$27,932	($1,406)	-5.0%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Connected Solutions	$52,903	$52,409	$494	0.9%
RF Solutions	27,749	25,578	2,171	8.5%
Corporate	(175)	(218)	43	not meaningful

Total	$80,477	$77,769	$2,708	3.5%

Revenues decreased 5.0% for the three months ended September 30, 2015 and increased 3.5% for the nine months ended September 30, 2015, respectively, compared to the same periods in 2014. For the three months ended September 30, 2015, the decrease consisted of approximately $1.2 million from Connected Solutions and $0.2 million from RF Solutions. For the nine months ended September 30, 2015, the increase consisted of $5.2 million of revenue from our Nexgen acquisition, offsetting a $2.5 million decline in organic revenue.

Connected Solutions revenues declined 6.7% for the three months ended September 30, 2015 and increased 0.9% for the nine months ended September 30, 2015 compared to the same periods in 2014. Antenna product revenues increased in the three and nine months ended September 30, 2015, compared to the same periods in 2014. Antenna product revenues increased from growth in the OEM sales channel. Site solutions revenues decreased in the three and nine months ended September 30, 2015 compared to same periods in 2014. For the three months ended September 30, 2015, site solutions revenues declined due to the completion of a carrier small cell project that started in 2014. For the nine months ended September 30, 2015, site solutions revenues declined due to both the completion of the carrier small cell project and the decline in mobile tower revenue.

RF Solutions revenues declined 1.8% for the three months ended September 30, 2015 as organic revenue was down $2.0 million, offset by a $1.8 million in revenues from the Nexgen acquisition. For the nine months ended September 2015, revenues increased 8.5% as revenue from the Nexgen acquisition contributed $5.2 million, offsetting lower organic revenue of $3.0 million.

Gross Profit by Segment

	Three Months Ended September 30,
	2015	% of Revenues	2014	% of Revenues
Connected Solutions	$4,729	27.1%	$5,803	31.0%
RF Solutions	3,894	42.7%	5,584	60.2%
Corporate	7	not meaningful	7	not meaningful

Total	$8,630	32.5%	$11,394	40.8%

	Nine Months Ended September 30,
	2015	% of Revenues	2014	% of Revenues
Connected Solutions	$15,588	29.5%	$16,635	31.7%
RF Solutions	12,802	46.1%	15,171	59.3%
Corporate	20	not meaningful	20	not meaningful

Total	$28,410	35.3%	$31,826	40.9%

The gross profit percentage of 32.5% for the three months ended September 30, 2015 was 8.3% lower than the corresponding period in fiscal 2014 and the gross profit percentage of 35.3% for the nine months ended September 30, 2015 was 5.6% lower than the corresponding period in fiscal 2014. The decline in the gross profit percentage was due to decreased contribution of higher margin scanning receivers business, and increased contribution of lower margin services.

The gross profit percentage for Connected Solutions decreased 3.9% and 2.2% during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. For the three and nine months ended September 30, 2015, revenue was significantly higher in our OEM channel for Wi-Fi products, which carries less margin percent than our GNSS products. For the three months ended September 30, 2015, approximately half of the gross profit decline was due to the mobile tower product line, which we exited at the end of the quarter.

The gross profit percentage for RF Solutions declined 17.5% and 13.2% during the three and nine months ending September 30, 2015, respectively, compared to the same periods in the prior year. The decline in scanning receiver and in-building services revenues was the primary contributor to the gross margin erosion.

Operating Profit by Segment

	Three Months Ended September 30,
	2015	% of Revenues	2014	% of Revenues
Connected Solutions	$1,160	6.6%	$2,262	12.1%
RF Solutions	(1,058)	-11.6%	2,492	26.8%
Corporate	(2,323)	not meaningful	(2,658)	not meaningful

Total	($2,221)	-8.4%	$2,096	7.5%

	Nine Months Ended September 30,
	2015	% of Revenues	2014	% of Revenues
Connected Solutions	$4,255	8.0%	$5,278	10.1%
RF Solutions	(181)	-0.7%	5,150	20.1%
Corporate	(8,056)	not meaningful	(8,209)	not meaningful

Total	($3,982)	-4.9%	$2,219	2.9%

Total operating profit declined by $4.3 million and $6.2 million during the three and nine months ended September 30, 2015 compared to 2014 primarily due to lower gross profits and higher operating expenses.

For the three and nine months ended September 30, 2015, Connected Solutions operating profit declined by $1.1 million and $1.0 million, respectively, due to lower gross profits.

RF Solutions operating profit was lower by $3.6 million and $5.3 million during the three and nine months ended September 30, 2015 compared to the prior periods. For both the three and nine months ended September 30, 2015, lower gross margins, higher intangible amortization, and restructuring charges offset lower research and development expenses.

Within the corporate function, expenses decreased $0.3 million for the three months ended September 30, 2015 and decreased $0.2 million for the nine months ended September 30, 2015, compared to the same periods in fiscal 2014. For the three months ended September 30, 2015 legal and professional fees related to the TelWorx SEC investigation declined $0.4 million, offsetting $0.1 million for expenses related to the Nexgen acquisition. For the nine months ended September 30, 2015, legal and professional fees associated with the TelWorx SEC investigation declined by $1.0 million and stock compensation expenses declined by $0.6 million, offsetting $1.4 million of expenses related to the Nexgen acquisition.

Consolidated Operating Expenses

	Three Months Ended September 30,		Three Months Ended September 30,	% of Revenues
	2015	Change	2014	2015	2014
Research and development	$2,863	$204	$2,659	10.8%	9.5%
Sales and marketing	3,603	549	3,054	13.6%	10.9%
General and administrative	2,847	(273)	3,120	10.7%	11.2%
Amortization of intangible assets	1,125	660	465	4.2%	1.7%
Restructuring charges	413	413	0	1.6%	0.0%

	$10,851	$1,553	$9,298	40.9%	33.3%

	Nine Months Ended September 30,		Nine Months Ended September 30,	% of Revenues
	2015	Change	2014	2015	2014
Research and development	$8,506	($464)	$8,970	10.6%	11.5%
Sales and marketing	10,558	1,246	9,312	13.1%	12.0%
General and administrative	9,513	(309)	9,822	11.8%	12.6%
Amortization of intangible assets	2,963	1,460	1,503	3.7%	1.9%
Restructuring charges	852	852	0	1.1%	0.0%

	$32,392	$2,785	$29,607	40.3%	38.1%

Research and Development

Research and development expenses increased approximately $0.2 million for the three months ended September 30, 2015, and decreased approximately $0.5 million for the nine months ended September 30, 2015 compared to the corresponding periods in 2014. For the three months ended September 30, 2015 compared to the prior year period, development expenses of $0.4 million related to the Meridian software product from the Nexgen acquisition offset lower expenses for scanning receivers development. For the nine months ended September 30, 2015, development expenses for scanning receivers declined $1.2 million and stock compensation expenses declined $0.3 million, offsetting $0.9 million of development expenses related to the Meridian software product and $0.1 million for antenna products. Development expenses declined for scanning receivers because the IBflex® scanning receiver was launched in 2014.

Sales and Marketing

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses increased approximately $0.5 million and $1.2 million for the three and nine months ended September 30, 2015 compared to the same periods in fiscal 2014. For the three months ended September 30, 2015 compared to same period in 2014, expenses increased $0.5 million for RF Solutions, and $0.1 million for stock compensation expenses. For the nine months ended September 30, 2015 compared to same period in 2014, expenses increased $1.2 million for RF Solutions and $0.1 million for corporate marketing, offsetting a decline of $0.1 million in stock compensation expenses. For both the three and nine months ended September 30, 2015, expenses increased for RF Solutions because of costs associated with the Nexgen acquisition and headcount increases for business development for engineering services.

General and Administrative

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses decreased $0.3 million for the three and nine months ended September 30, 2015 compared to the same periods in fiscal 2014. For the three months ended September 30, 2015, legal and professional fees related to the TelWorx SEC investigation declined $0.4 million and stock compensation expenses declined $0.1 million compared to the prior year, offsetting $0.2 million for expenses related to the Nexgen acquisition. For the nine months ended September 30, 2015, legal and professional fees associated with the TelWorx SEC investigation declined by $1.0 million, stock compensation expenses declined by $0.6 million, and expenses for the short-term incentive plan declined by $0.3 million, offsetting $1.6 million of expenses related to the Nexgen acquisition.

Amortization of Intangible Assets

Amortization increased $0.7 million and $1.5 million during the three and nine months ended September 30, 2015 compared to the same periods in 2014. Amortization for assets purchased from Nexgen added $0.7 million and $1.7 million for the three and nine months ended September 30, 2015, respectively, offsetting lower amortization for Connected Solutions because certain assets were fully amortized in 2014.

Restructuring Charges

In June 2015, we committed to a restructuring program for reductions in U.S. headcount and the exit from the mobile towers product line. We acquired the mobile tower product line in the 2012 acquisition of TelWorx. Our mobile towers were primarily sold into the oil and gas exploration market in North America. The towers were used to either provide a communications link to an oil drilling site or lighting for a site under construction. The decline in oil prices led to a decline in related mobile tower sales. We made the decision to exit the mobile tower product line due to the anticipated long term effect on revenue from depressed oil prices, and the fact that one of our two tower suppliers filed for Chapter 7 bankruptcy during June 2015 as a result of the decline in volume. Mobile towers were not a key element of our kitting operation or antenna business within Connected Solutions.

We incurred restructuring charges of $0.4 million and $0.9 million during the three and nine months ended September 30, 2015. During the three months ended September 30, 2015, we incurred $0.4 million of severance and employee related costs related to the termination of 18 employees and $23 related to the disposal of fixed assets of the mobile tower product line. During the nine months ended September 30, 2015, we incurred $0.4 million of severance costs related to the termination of 20 employees, $23 for disposal of fixed assets related to the mobile tower product line, and $0.4 million of intangible assets related to mobile towers. The Company expects to incur restructuring charges of approximately $0.6 million during the fourth quarter of 2015 related to additional headcount reductions for Connected Solutions.

Other Income, Net

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net settlement income	$500	$100	$2,660	$175
Insurance proceeds	11	88	101	559
Interest income	10	13	40	51
Foreign exchange gains (losses)	5	10	(23)	(37)
Other, net	8	(4)	5	(10)

	$534	$207	$2,783	$738

Percentage of revenues	2.0%	0.7%	3.5%	0.9%

Other income, net consists of interest income, foreign exchange gains and losses, as well as income from insurance proceeds and legal settlements. For the three months ended September 30, 2015, settlement income consisted of a benefit related to revised estimate for the Nexgen earnout. The earnout was revised as part of the Nexgen APA Amendment dated May 5, 2015, which was accepted for as a legal settlement. For the nine months ended September 30, 2015, settlement income of $2.7 million related to the Nexgen APA Amendment and consisted of $2.25 million for the release of the Nexgen escrow fund and $0.8 million from the collection of previously excluded accounts receivables, offset by $0.4 million of expense recognized for the liability of the revised Nexgen earnout. For the three months ended September 30, 2015 and 2014, respectively, other income, net includes $11 and $88 of insurance proceeds related to the SEC investigation of TelWorx. For the nine months ended September 30, 2015 and 2014, respectively, other income, net includes $0.1 million and $0.6 million of insurance proceeds related to the SEC investigation of TelWorx.

Expense (Benefit) for Income Taxes

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Expense (benefit) for income taxes	($625)	$85	($451)	$340
Effective tax rate	37.0%	3.7%	37.6%	11.5%

The effective tax rate for the nine months ended September 30, 2015 differed from the statutory rate of 34% by approximately 3.0% because of state income taxes. The effective tax rate for the nine months ended September 30, 2014 differed from the statutory rate of 34.0% by 22.5% primarily because we recorded a tax benefit of $0.8 million related to the reversal of a liability for uncertain income taxes.

We maintain valuation allowances due to uncertainties regarding realizability. At September 30, 2015 and December 31, 2014, we had a $0.6 million valuation allowance on our deferred tax assets. The valuation allowance primarily relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance.

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

Stock-based Compensation Expense

The condensed consolidated statements of operations include $0.7 million and $1.4 million of stock compensation expense for the three and nine months ended September 30, 2015, respectively. Stock compensation expense for the three months ended September 30, 2015 consists of $0.5 million for restricted stock awards, $33 related to performance units, $57 for stock option expenses and $55 for stock purchase plan expenses. Stock compensation expense for the nine months ended September 30, 2015 consists of $1.4 million for restricted stock awards, $0.4 million for stock option expenses and $0.2 million for stock purchase plan expenses, offset by the expense reversal of $0.5 million related to performance units that are not expected to vest.

The condensed consolidated statements of operations include $0.7 million and $2.6 million of stock compensation expense for the three and nine months ended September 30, 2014, respectively. Stock compensation expense for the three months ended September 30, 2014 consisted of $0.5 million for restricted stock awards, $0.2 million for stock option expenses and $54 for stock purchase plan expenses. Stock compensation expense for the nine months ended September 30, 2014 consists of $1.6 million for restricted stock awards, $0.8 million for stock option expenses and $137 for stock purchase plan expenses.

The Company did not capitalize any stock compensation expense during the three and nine months ended September 30, 2015 or 2014.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenues	$115	$112	$244	$315
Research and development	99	149	244	509
Sales and marketing	230	155	370	491
General and administrative	206	315	534	1,263

Total	$650	$731	$1,392	$2,578

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2015	2014
Net income (loss)	($748)	$2,617
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	6,068	5,619
Changes in operating assets and liabilities	2,481	(2,808)

Net cash provided by operating activities	$7,801	$5,428
Net cash used in investing activities	($3,894)	($5,325)
Net cash used in financing activities	($11,445)	($2,545)

	September 30, 2015	December 31, 2014
Cash and cash equivalents at the end of period	$12,887	$20,432
Short-term investments at the end of period	$21,428	$39,577
Working capital at the end of period	$64,803	$88,573

Liquidity and Capital Resources Overview

At September 30, 2015, our cash and investments were approximately $34.3 million and we had working capital of $64.8 million. Our primary source of liquidity is cash provided by operations, with short-term swings in liquidity supported by a significant balance of cash and short-term investments. The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion. We expect this historical trend to continue in the future.

Within investing activities, capital spending historically ranges between 2.0% and 5.0% of our revenues and the primary use of capital is for manufacturing and development engineering requirements. Our capital expenditures during the nine months ended September 30, 2015 were approximately 2.0% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time. We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

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

Management believes that our current financial position, which includes $34.3 million in cash and investments, and no debt, combined with its historic ability to generate free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support its operations.

Operating Activities:

Operating activities provided $7.8 million during the nine months ended September 30, 2015 as we generated $5.3 million of cash from our income statement activities and $2.5 million of cash from our balance sheet activities. Within the balance sheet, we generated cash of $8.6 million from accounts receivable, of which $5.3 million related to the collection of opening balance sheet accounts receivable for Nexgen. We used $2.0 million for the payout of the executive deferred compensation plan, and we used $1.5 million to pay annual 2014 accruals, including short-term incentive plan bonuses and sales commissions. Inventories increased $0.9 million due to higher inventories for both Connected Solutions and RF Solutions. We used $0.4 million for payroll taxes related to stock-based compensation. The tax payments related to our stock issued for restricted stock awards.

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

Investing Activities:

Our investing activities used $3.9 million of cash during the nine months ended September 30, 2015. We used $20.5 million for the purchase of the Nexgen business in February 2015. We funded the acquisition from the Company’s cash and from investments that matured during January and February 2015. During the nine months ended September 30, 2015, redemptions and maturities of our short-term investments provided $38.4 million in funds and we rotated $20.3 million of cash into new short-term investments. We used $1.6 million for capital expenditures during the nine months ended September 30, 2015.

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

Financing Activities:

We used $11.4 million in cash for financing activities during the nine months ended September 30, 2015. We used $9.7 million to repurchase shares in the stock repurchase program and $2.8 million for cash dividends paid in February 2015, May 2015 and August 2015. We received $1.0 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.

We used $2.5 million in cash for financing activities during the nine months ended September 30, 2014. We used $1.6 million to repurchase shares in the stock repurchase program and $2.2 million for cash dividends paid in February 2014, May 2014 and August 2014. We received $0.8 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options. We earned $0.5 million tax benefit from stock-based compensation.

Contractual Obligations and Commercial Commitments

As of September 30, 2015, we had operating lease obligations of approximately $4.1 million through 2020, primarily for facility leases. Our lease obligations were $3.8 million at December 31, 2014.

We had purchase obligations of $6.5 million and $9.3 million at September 30, 2015 and December 31, 2014, respectively. These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.

We had a liability of $0.8 million related to income tax uncertainties at September 30, 2015 and December 31, 2014. We do not know the timing of the settlement of this liability.

At September 30, 2015, we had a liability of $1.0 million related to the contingent earnout consideration due to the Nexgen Parties. We expect this liability to be paid in February 2017.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 (Item 7A). As of November 6, 2015, there have been no material changes in this information.

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

Item 1A: Risk Factors

Factors That May Affect Our Business, Financial Condition and Future Operating Results

See our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 (Item 1A). As of November 6, 2015, there have been no material changes in this information.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table provides the activity of the company’s share repurchase program:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Programs
July 1 - July 31, 2015	201,728	$6.96	581,813	2,144,187
August 1 - August 31, 2015	471,496	$6.12	1,053,309	1,672,691
September 1 - September 30, 2015	440,710	$5.92	1,494,019	1,231,981

All share repurchase programs are authorized by the Company’s Board of Directors and are announced publicly. On November 13, 2014, the Board of Directors approved a share repurchase program of up to 926,000 of the Company’s outstanding shares that will expire when the total shares are repurchased per the agreement or on November 13, 2016, whichever comes first. On April 20, 2015, the Board of Directors authorized an increase to the share repurchase program to purchase an additional 500,000 shares of stock. Additionally, on August 10, 2015, the Board of Directors authorized another increase to the share repurchase program to purchase an additional 1,300,000 shares, for a total of 2,726,000 shares. The Company repurchased 1,113,934 shares at an average price of $6.18 during the three months ended September 30, 2015. The Company repurchased 1,494,019 shares at an average price of $6.49 during the nine months ended September 30, 2015. At September 30, 2015, the Company had 1,231,981 shares that could still be repurchased under this program.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.	Description	Reference

2.1	Amendment to Asset Purchase Agreement entered into as of May 5, 2015 by among, PCTEL, Inc., Nexgen Wireless, Inc., and the Nexgen Parties.	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

31.1	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

Exhibit No.	Description	Reference

101	The following materials from PCTEL, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
a Delaware corporation

/s/ Martin H. Singer
Martin H. Singer
Chief Executive Officer

Date: November 9, 2015