Form 10-Q
period 2016-03-31
PC TEL INC
filed 2016-05-10
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(630) 372-6800

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "accelerated filer”  “large accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, par value $.001 per share	17,264,586 as of May 9, 2016

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2016

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2016	2015
ASSETS

Cash and cash equivalents	$4,451	$7,055
Short-term investment securities	23,431	24,728
Accounts receivable, net of allowance for doubtful accounts of $263 and $314 at March 31, 2016 and December 31, 2015, respectively	16,158	21,001
Inventories, net	17,479	17,596
Prepaid expenses and other assets	1,726	1,586
Total current assets	63,245	71,966

Property and equipment, net	13,659	13,839
Goodwill	3,332	3,332
Intangible assets, net	10,609	11,378
Deferred tax assets, net	14,566	13,155
Other noncurrent assets	39	40
TOTAL ASSETS	$105,450	$113,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$4,729	$6,735
Accrued liabilities	5,283	6,190
Total current liabilities	10,012	12,925

Other long-term liabilities	415	388

Total liabilities	10,427	13,313

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,249,586 and 17,654,236 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	17	18
Additional paid-in capital	132,643	135,714
Accumulated deficit	(37,646)	(35,320)
Accumulated other comprehensive income (loss)	9	(15)
Total stockholders’ equity	95,023	100,397

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$105,450	$113,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015

REVENUES	$21,074	$26,326
COST OF REVENUES	14,023	16,137
GROSS PROFIT	7,051	10,189
OPERATING EXPENSES:
Research and development	2,607	2,738
Sales and marketing	3,115	3,530
General and administrative	2,962	3,363
Amortization of intangible assets	603	654
Restructuring expenses	517	0
Total operating expenses	9,804	10,285
OPERATING LOSS	(2,753)	(96)
Other income, net	6	44
LOSS BEFORE INCOME TAXES	(2,747)	(52)
Benefit for income taxes	(1,291)	(19)
NET LOSS	$(1,456)	$(33)

Net Loss per Share:
Basic	$(0.09)	$(0.00)
Diluted	$(0.09)	$(0.00)

Weighted Average Shares:
Basic	16,324	18,312
Diluted	16,324	18,312

Cash dividend per share	$0.05	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015

NET LOSS	$(1,456)	$(33)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	24	(4)

COMPREHENSIVE LOSS	$(1,432)	$(37)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other	Total
		Additional		Comprehensive	Stockholders'
	Common	Paid-In	Retained	Income	Equity of
	Stock	Capital	Deficit	(Loss)	PCTEL, Inc.

BALANCE at JANUARY 1, 2016	$18	$135,714	$(35,320)	$(15)	$100,397

Stock-based compensation expense	0	859	0	0	859
Issuance of shares for stock purchase and option plans	0	350	0	0	350
Cancellation of shares for payment of withholding tax	0	(186)	0	0	(186)
Repurchase of common stock	(1)	(4,094)	0	0	(4,095)
Dividends paid	0	0	(870)	0	(870)
Net loss	0	0	(1,456)	0	(1,456)
Change in cumulative translation adjustment, net	0	0	0	24	24
BALANCE at MARCH 31, 2016	$17	$132,643	$(37,646)	$9	$95,023

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
.	2016	2015

Operating Activities:
Net loss	$(1,456)	$(33)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,561	1,398
Stock-based compensation	859	501
Restructuring costs	224	0
Payment of withholding tax on stock based compensation	(186)	(396)
Deferred tax provision	(1,411)	(20)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,861	5,008
Inventories	149	(1,343)
Prepaid expenses and other assets	(137)	(289)
Accounts payable	(1,971)	63
Income taxes payable	2	(115)
Other accrued liabilities	(1,074)	(3,490)
Deferred revenue	10	(1,168)
Net cash provided by operating activities	1,431	116

Investing Activities:
Capital expenditures	(699)	(364)
Proceeds from disposal of property and equipment	1	0
Purchases of investments	(15,602)	(2,430)
Redemptions/maturities of short-term investments	16,899	11,066
Purchase of assets	0	(20,500)
Net cash provided by (used in) investing activities	599	(12,228)

Financing Activities:
Proceeds from issuance of common stock	350	543
Payments for repurchase of common stock	(4,095)	0
Cash dividends	(870)	(929)
Net cash used in financing activities	(4,615)	(386)

Net decrease in cash and cash equivalents	(2,585)	(12,498)
Effect of exchange rate changes on cash	(19)	(17)
Cash and cash equivalents, beginning of year	7,055	20,432
Cash and Cash Equivalents, End of Period	$4,451	$7,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 (Unaudited)
(in thousands except per share data and as otherwise noted)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Connected Solutions Segment

Connected Solutions designs and delivers performance critical antennas and site solutions for wireless networks globally.  The Company’s antennas and site solutions support networks worldwide, including SCADA for oil, gas and utilities, fleet management, industrial operations, health care, small cell and network timing deployment, defense, public safety, education, and broadband access. PCTEL's performance critical MAXRAD® and Bluewave™ antenna solutions include high rejection and high performance GPS and GNSS products, the industry leading Yagi portfolio, mobile and indoor LTE, broadband, and LMR antennas and PIM-rated antennas for transit, in-building, and small cell applications. We leverage our design, logistics, and support capabilities to deliver performance critical site solutions into carrier, railroad, and utility applications.  Revenue growth for antenna and site solutions is primarily driven by the increased use of wireless communications in these vertical markets. PCTEL’s antenna and site solution products are primarily sold through distributors, value-added resellers, and original equipment manufacturer (“OEM”) providers.

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

On February 27, 2015, PCTEL acquired substantially all of the assets of, and assumed certain specified liabilities of, Nexgen Wireless, Inc. (“Nexgen”), pursuant to an Asset Purchase Agreement dated as of February 27, 2015. Nexgen provides a network analysis tool portfolio now known as SeeHawk® Analytics, and engineering services.  Nexgen's software product portfolio translates real-time network performance data into engineering actions to optimize operator performance and supports crowd-based, cloud-based data analysis to enhance network performance.  Nexgen provides performance engineering, specialized staffing, and trend analysis for carriers, infrastructure vendors, and neutral hosts for 2G, 3G, 4G, and LTE networks.  Refer to Note 7 for additional information on the Nexgen acquisition.

PCTEL maintains expertise in several technology areas in order to be competitive in the scanning receiver and related engineering services market. These include radio frequency engineering, DSP engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Basis of Consolidation

The condensed consolidated balance sheet as of March 31, 2016 and the condensed consolidated statements of operations, statements of comprehensive loss, and cash flows for the three months ended March 31, 2016 and 2015, respectively, are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2015.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted.  The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“the 2015 Form 10-K”).  There were no changes in the Company’s significant accounting policies during the three months ended March 31, 2016.  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2015 Form 10-K.  These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2015 Form 10-K.  The results of operations for the period ended March 31, 2016 may not be indicative of the results for the period ending December 31, 2016.

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally.  The functional currency for the Company’s foreign operations is predominantly the applicable local currency.  Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations.  Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $17 and $6 for the three months ended March 31, 2016 and 2015, respectively.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, including recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. ASU No. 2016-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Earlier application is permitted. The Company is currently evaluating the impact the standard may have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact the standard may have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax assets and liabilities be entirely classified as noncurrent within the statement of financial position. Effective December 31, 2015, the Company early adopted the balance sheet classification of deferred taxes on a prospective basis. The guidance requires deferred tax assets and liabilities to be classified as noncurrent rather than split between current and noncurrent. Approximately $1.8 million in current deferred tax assets was reclassified to long-term deferred tax assets at December 31, 2015.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” which introduces a new revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The FASB has voted to approve a one-year deferral of the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The new accounting standard is expected to have an impact to the Company’s consolidated financial statements.  The Company is currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.

2. Fair Value of Financial Instruments

The Company follows accounting guidance for fair value measurements and disclosures, which establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
Basic Earnings Per Share computation:
Numerator:
Net loss	$(1,456)	$(33)
Denominator:
Common shares outstanding	16,324	18,312
Earnings per common share - basic
Net loss	$(0.09)	$(0.00)
Diluted Earnings Per Share computation:
Denominator:
Common shares outstanding	16,324	18,312
Restricted shares subject to vesting	*	*
Performance shares subject to vesting	*	*
Common stock option grants	*	*
Total shares	16,324	18,312
Earnings per common share - diluted
Net loss	$(0.09)	$(0.00)

*

As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 140,000 and 213,000 for the three months ended March 31, 2016 and 2015 respectively were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consisted of the following:

	March 31,	December 31,
	2016	2015
Cash	$2,159	$6,077
Cash equivalents	2,292	978
Short-term investments	23,431	24,728
	$27,882	$31,783

Cash and Cash equivalents

At March 31, 2016, cash and cash equivalents included bank balances and investments with original maturities less than 90 days.  At March 31, 2016 and December 31, 2015, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand.  The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities.  The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).  The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

At March 31, 2016, the Company had $2.2 million in cash and $2.3 million in cash equivalents, and at December 31, 2015, the Company had $6.1 million in cash and $1.0 million in cash equivalents.  The Company had $0.5 million and $1.3 million of cash and cash equivalents in foreign bank accounts at March 31, 2016 and December 31, 2015, respectively.  The Company plans to repatriate its cash from its subsidiary in Israel during 2016 because we expect to cease operations of this subsidiary during 2016.  The Company expects to incur incremental income tax of $0.1 million related to the repatriation of the funds from Israel.  The Company does not expect the foreign currency exchange related to the repatriation of these funds to have a material impact on the financial statements.  As of March 31, 2016, the Company has no intentions of repatriating the cash in its foreign bank accounts in the U.K. or China.  If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner.  The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.  The Company’s cash in its foreign bank accounts is not insured.

Investments

At March 31, 2016 and December 31, 2015, the Company’s short-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, AA or higher rated corporate bonds, and certificates of deposit, all classified as held-to-maturity.  At March 31, 2016, the Company had invested $7.0 million in AA rated or higher corporate bonds, $6.1 million in U.S. government agency bonds,  $6.0 million in pre-refunded municipal bonds and $4.4 million in certificates of deposit .  The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities.  The bonds have original maturities greater than 90 days and mature in less than one year.  The Company’s bonds are recorded at the purchase price and carried at amortized cost.  The net unrealized gains (losses) were $(8) and $1 at March 31, 2016 and December 31, 2015, respectively.  Approximately 8% and 11% of the Company’s bonds were protected by bond default insurance at March 31, 2016 and December 31, 2015, respectively.

At December 31, 2015, the Company had invested $7.6 million in AA rated or higher corporate bond funds, $7.5 million in pre-refunded municipal bonds and taxable bond funds, $7.0 million in U.S. government agency bonds, and $2.7 million in certificates of deposit.

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value.  The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2.  For the Level 2 investments, the Company uses quoted prices of similar assets in active markets.

Cash equivalents and Level 1 and Level 2 investments measured at fair value were as follows:

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other cash equivalents	$2,294	$0	$0	$2,294	$978	$0	$0	$978

Investments:
Corporate bonds	0	6,972	0	6,972	0	7,558	0	7,558
US government agency bonds	0	6,100	0	6,100	0	7,008	0	7,008
Pre-refunded municipal bonds	0	5,965	0	5,965	0	7,497	0	7,497
Certificates of deposit	4,400	0	0	4,400	2,666	0	0	2,666
Total	$6,694	$19,037	$0	$25,731	$3,644	$22,063	$0	$25,707

5. Goodwill and Intangible Assets

Goodwill

There were no changes to goodwill during the three months ended March 31, 2016.  The $3.3 million of goodwill on the balance sheet was recorded in February 2015 as part of the purchase accounting for the Nexgen acquisition and was assigned to the RF Solutions segment.  For evaluation purposes, this goodwill is part of the products reporting unit within the RF Solutions segment.  Because the Company’s market capitalization plus control premium was below its carrying value at March 31, 2016, the Company considered this deficit as a triggering event for evaluating goodwill for impairment.  The Company performed a quantitative evaluation and determined no impairment was required.  The Company will continue to monitor goodwill going forward.

 Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years.  Amortization expense was approximately $0.8 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.  For the three months ended March 31, 2016, $0.6 million of the intangible amortization was included in operating expenses and $0.2 million was included in cost of goods sold.  For the three months ended March 31, 2015, the intangible amortization of $0.7 million was included in operating expenses.

The summary of other intangible assets, net is as follows:

	March 31, 2016			December 31, 2015
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$25,497	$19,075	$6,422	$25,497	$18,616	$6,881
Patents and technology	10,114	7,504	2,610	10,114	7,337	2,777
Trademarks and trade names	4,960	3,834	1,126	4,960	3,738	1,222
Other	2,743	2,292	451	2,743	2,245	498
	$43,314	$32,705	$10,609	$43,314	$31,936	$11,378

The $0.8 million decrease in the net book value of intangible assets at March 31, 2016 compared to December 31, 2015 reflects  amortization expense of $0.8 million recorded for the three months ended March 31, 2016.

Because the first quarter results of the Company’s services reporting unit within the RF Solutions segment were below its plan and forecast, the Company reviewed its intangible assets for impairment by performing a test of recoverability.  Based on this analysis, no impairment was required.  Actual results in relation to the projections are the key factor in recoverability of the assets. If actual results do not meet the forecast, a future impairment may occur.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	4 to 6 years	5.0
Patents and technology	3 to 6 years	4.5
Trademarks and trade names	3 to 8 years	4.7
Other	1 to 6 years	4.4

The Company’s scheduled amortization expense for 2016 and the next five years is as follows:

Fiscal Year	Amount
2016	$2,962
2017	$2,785
2018	$2,708
2019	$2,509
2020	$414

6. Balance Sheet Information

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 60 days.  The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required.  The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable.  The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable.  The Company’s allowance for doubtful accounts was $0.3 million at March 31, 2016 and at December 31, 2015.  The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing.  Inventories as of March 31, 2016 and December 31, 2015 were composed of raw materials, sub-assemblies, finished goods and work-in-process.  The Company had consigned inventory with customers of $0.5 million and $0.7 million at March 31, 2016 and December 31, 2015, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on our identification of inventory where carrying value is above net realizable value.  The allowance for inventory losses was $2.3 million at March 31, 2016 and $2.2 million at December 31, 2015.

Inventories consisted of the following:

	March, 31	December 31,
	2016	2015
Raw materials	$10,585	$11,012
Work in process	931	917
Finished goods	5,963	5,667
Inventories, net	$17,479	$17,596

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

Property and equipment consisted of the following:

	March 31,	December 31,
	2016	2015
Building	$6,227	$6,227
Computers and office equipment	11,148	10,931
Manufacturing and test equipment	12,985	12,826
Furniture and fixtures	1,231	1,273
Leasehold improvements	1,203	1,001
Motor vehicles	42	42
Total property and equipment	32,836	32,300
Less: Accumulated depreciation and amortization	(20,947)	(20,231)
Land	1,770	1,770
Property and equipment, net	$13,659	$13,839

Depreciation and amortization expense was approximately $0.8 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.  Amortization for capital leases is included in depreciation and amortization expense.  See Note 10 for information related to capital leases.

Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2016	2015
Paid time off	$1,281	$1,271
Inventory receipts	1,220	1,628
Payroll, bonuses, and other employee benefits	697	1,179
Professional fees and contractors	404	305
Income and sales taxes	380	381
Restructuring	364	237
Warranties	326	348
Real estate taxes	189	161
Employee stock purchase plan	85	280
Deferred revenues	74	65
Other	263	335
Total	$5,283	$6,190

Long-term liabilities consist of the following:

	March 31,	December 31,
	2016	2015

Deferred rent	$199	$250
Long-term obligations under capital leases	98	107
Restructuring	95	0
Deferred revenues	23	31
Total	$415	$388

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

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2015, on April 7, 2015, Samsung Electronics America, Inc., as successor in interest to Samsung Telecommunications America, LLC (“Samsung”), provided Nexgen and the Company with a final notice of Samsung’s election to terminate, effective April 30, 2015, the Contractor Services Agreement, dated May 2, 2012 (the “CSA”), by and between Samsung and Nexgen.  On May 5, 2015, the Company and the Nexgen Parties entered into an Amendment to the Asset Purchase Agreement (the “Nexgen APA Amendment”) with the following principal terms: (a) Nexgen agreed to transfer to the Company previously excluded accounts receivable with an aggregate value of $0.8 million; (b) the aggregate amount potentially payable to the Nexgen Parties as contingent consideration was reduced from $2.0 million to $1.0 million; (c) the Company waived its right to seek additional indemnification from the Nexgen Parties for matters specified therein; (d) the parties directed that $2.25 million in escrowed funds potentially payable to the Nexgen Parties pursuant to the Nexgen APA be released to the Company; (e) Mr. Thakkar relinquished a portion of the equity awards previously granted to him; and (f) the Company released various potential claims against Nexgen and the Nexgen Parties with respect to the termination of the CSA and related matters. The measurement period for the revised amount commenced on January 1, 2016 and ends on December 31, 2016 and is dependent on software revenue-based goals pertaining to the acquired business.  As of March 31, 2016 and December 31, 2015, respectively, the Company estimated that the contingent liability would be $0.

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

The Company assumed Nexgen’s existing lease for Nexgen’s offices in Schaumburg, Illinois and is currently operating the acquired business from that location.  Effective March 2016, the Company exercised its right of early termination of the Schaumburg lease.  The early termination is effective as of August 31, 2016.  The Company will move the employees to its Bloomingdale office. The Nexgen services acquired in 2015 were integrated into the existing RF engineering services operation and the data analytics products were integrated in the RF scanner product line.  The Company recognizes revenue for the engineering services under the completed performance method.  For specialized staffing, the Company recognizes revenue as services are provided to the customer.

The Company’s results for the three months ended March 31, 2015 include the operating results for March for the business acquired from Nexgen. The following unaudited pro forma financial information gives effect to the acquisition of the Nexgen business as if the acquisition had taken place on January 1, 2015. The pro forma financial information for Nexgen was derived from the historical accounting records of Nexgen.

(unaudited)
Three Months Ended
March 31, 2015
REVENUES	$29,284
NET INCOME	$63
NET INCOME PER SHARE	0.00

The pro forma results include adjustments for intangible amortization of $0.3 million for the three months ended March 31, 2015.  The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2015, nor is it necessarily indicative of the Company’s future consolidated results of operations or financial position.

8. Stock-Based Compensation

The condensed consolidated statements of operations include $0.9 million and $0.5 million of stock compensation expense for the three months ended March 31, 2016 and 2015, respectively.  Stock compensation expense for the three months ended March 31, 2016 consists of $0.7 million for restricted stock awards, $87 for stock option expenses and $47 for stock purchase plan expenses.  Stock compensation expense for the three months ended March 31, 2015 consists of $0.2 million for restricted stock awards, $0.2 million for stock option expenses and $53 for stock purchase plan expenses.

The Company did not capitalize any stock compensation expense during the three months ended March 31, 2016 or 2015. Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2016	2015
Cost of revenues	$131	$73
Research and development	167	115
Sales and marketing	145	158
General and administrative	416	155
Total	$859	$501

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

The following table summarizes restricted stock activity for the three months ended March 31, 2016:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested Restricted Stock Awards - December 31, 2015	1,050,172	$6.11
Shares awarded	346,800	5.61
Shares vested	(93,538)	7.50
Shares cancelled	(13,176)	7.56
Unvested Restricted Stock Awards - March 31, 2016	1,290,258	$5.86

The intrinsic value of service-based restricted shares that vested during the three months ended March 31, 2016, and 2015, was $0.7 million and $1.0 million, respectively.

At March 31, 2016, total unrecognized compensation expense related to restricted stock was approximately $5.1 million, net of forfeitures to be recognized through 2020 over a weighted average period of 1.9 years.

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

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2016:

		Weighted
		Average
		Grant Date
	Units	Fair Value

Unvested Restricted Stock Units - December 31, 2015	22,725	$5.65
Units awarded	15,000	5.61
Units vested	(1,337)	7.25
Unvested Restricted Stock Units - March 31, 2016	36,388	$5.57

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the three months ended March 31, 2016 and 2015 was $10 and $20, respectively.

As of March 31, 2016, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $0.1 million, to be recognized through 2020 over a weighted average period of 1.5 years.

Stock Options

The Company grants stock options to purchase common stock as long-term incentives.  The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date.  The Company grants new stock options with a seven-year life that contain installment vesting over a period of four years, 25% after one year, and monthly thereafter.  Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement.

A summary of the Company’s stock option activity for the three months ended March 31, 2016 is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Outstanding at December 31, 2015	1,220,442	$7.72
Expired or Cancelled	(97,695)	7.88
Forfeited	(35,936)	7.20
Outstanding at March 31, 2016	1,086,811	$7.73

Exercisable at March 31, 2016	840,019	$7.84

There were no exercises of stock options during the three months ended March 31, 2016.  During the three months ended March 31, 2015, the Company received proceeds of $0.2 million from the exercise of 23,784 options.  The intrinsic value of these options exercised was $31.

The range of exercise prices for options outstanding and exercisable at March 31, 2016, was $5.50 to $11.00.  The following table summarizes information about stock options outstanding under all stock option plans:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted-		Weighted
Range of			Number	Contractual Life	Average	Number	Average
Exercise Prices			Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$5.50	--	$6.00	20,879	6.04	$5.91	3,236	$5.64
6.01	--	6.50	16,267	3.04	6.23	14,847	6.23
6.51	--	7.00	37,522	2.15	6.85	36,126	6.86
7.01	--	7.50	658,844	4.00	7.17	506,563	7.17
7.51	--	8.00	20,000	4.10	7.79	10,313	7.80
8.01	--	8.50	87,728	5.68	8.11	26,138	8.16
8.51	--	9.00	7,405	3.04	8.76	5,486	8.77
9.01	--	9.50	181,485	0.49	9.19	181,255	9.20
9.51	--	10.00	15,781	2.43	9.63	15,155	9.63
10.01	--	11.00	40,900	0.22	10.64	40,900	10.64
$5.50	--	$11.00	1,086,811	3.34	$7.73	840,019	$7.84

The weighted average contractual life and intrinsic value at March 31, 2016, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	3.34	$0
Options Exercisable	2.93	$0

The intrinsic value is based on the share price of $4.78 at March 31, 2016.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions at March 31st:

March 31,
2015
Dividend yield	2.5%
Risk-free interest rate	0.5%
Expected volatility	34%
Expected life (in years)	5.2

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

As of March 31, 2016, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $0.2 million, net of estimated forfeitures to be recognized through 2019 over a weighted average period of 1.1 years.

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

The Company had 555,000 unvested performance units at March 31, 2016 and December 31, 2015.  There was no activity during the quarter ended March 31, 2016.

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period.  Each offering period is approximately six months.  The Company received proceeds of $0.4 million from the issuance of 78,415 shares under the ESPP in February 2016 and received proceeds of $0.4 million from the issuance of 57,293 shares under the ESPP in February 2015.

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

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	March 31,
	2016	2015
Dividend yield	4.2%	2.5%
Risk-free interest rate	0.6%	0.3%
Expected volatility	34%	33%
Expected life (in years)	0.5	0.5

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

 Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes.  For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority.  For withholding taxes related to stock awards, the Company paid $0.2 million and $0.4 million during the three months ended March 31, 2016 and 2015, respectively.

Stock Repurchases

The Company repurchased 783,212 shares at an average price of $5.23 during the three months ended March 31, 2016.  The Company repurchased 1,942,788 shares at an average price of $6.22 during the year ended December 31, 2015.  In total, the Company repurchased 2,726,000 shares under share repurchase program during the past twelve months.  At March 31, 2016, the Company had no shares that could still be repurchased under these programs.

9. Benefit Plans

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

The Company’s contributions to retirement plans were as follows:

	Three Months Ended
	March 31,
	2016	2015
PCTEL, Inc. 401(k) Profit sharing Plan - US employees	$175	$194
Defined contribution plans - foreign employees	100	78
Total	$275	$272

10. Commitments and Contingencies

Restructuring

During the three months ended March 31, 2016, the Company incurred restructuring expenses of $0.5 million consisting of $0.2 million in employee severance and related costs, $0.2 million in lease costs, and $49 related to fixed asset disposals.  The Company reduced headcount in its RF Solutions segment related to the services and SeeHawk analytics businesses, and we exited from our Colorado office in order to consolidate facility space.  The restructuring expense incurred for net lease costs includes the remaining obligations under the lease, net of an assumption for proceeds for a sublease.  Of the $0.5 million restructuring liability at March 31, 2016, $0.4 million was included in accrued liabilities and $0.1 million was included in long-term liabilities in in consolidated balance sheets.  The restructuring liability of $0.2 million at December 31, 2015 was included in accrued liabilities in the consolidated balance sheets.

The following table summarizes the restructuring activity during the three months ended March 31, 2016 and the status of the reserves at March 31. 2016.

	December 31, 2015	Restructuring Expenses	Cash Payments/ Adjustments	March 31, 2016

Severance and related employee benefits	$237	$229	$(191)	$275
Lease terminations	0	239	(55)	184
Fixed assets	0	49	(49)	0
Total	$237	$517	$(295)	$459
.

Operating Leases

The Company has operating leases for facilities through 2020 and office equipment through 2019.  The future minimum rental payments under these leases at March 31, 2016, are as follows:

Year	Amount
2016	$765
2017	818
2018	787
2019	712
2020	222
Future minimum lease payments	$3,304

The rent expense under leases was approximately $0.3 million and $0.2 million for the three months ended March 31, 2016, and 2015, respectively.

In February 2016, the Company modified the lease agreement for the office of its engineering services business in Melbourne, Florida.  Under the lease amendment, the Company reduced the lease space from 6,174 sq. ft. to 3,600 sq. ft.  The expiration lease term will remain the same at December 31, 2018 with a total remaining lease obligation of $149.  There were no additional fees related to this lease amendment.

Due to the transfer of certain manufacturing activities to the Company’s Tianjin, China facility, in October 2015 the Company entered into a new five-year lease for additional manufacturing space in Tianjin consisting of 22,163 square feet which expands our footprint in Tianjin to 44,289 square feet. This lease expires October 2020. The total lease obligation pursuant to this lease was $0.2 million.

In May 2015 the Company entered into a new five-year, five month lease for office space in Englewood, Colorado, consisting of 4,759 square feet of office space for the services business.  The total lease obligation pursuant to this lease was $0.6 million.  The lease expires on October 31, 2020; however, during the first quarter 2016, the Company vacated this facility and is marketing this property for sublease. The office is located in an area with low vacancy rates.

Pursuant to the Asset Purchase Agreement dated February 27, 2015 with Nexgen, the Company assumed Nexgen’s lease for office space in Schaumburg, Illinois consisting of 6,652 square feet.  The total lease obligation pursuant to this lease assumption was $0.3 million.  The Schaumburg lease expires on October 31, 2018, but the lease contains a one-time option to elect an early termination of the lease on August 31, 2016.  In March 2016, the Company exercised the early termination option and paid a fee of $57.

Capital Leases

The Company has capital leases for office and manufacturing equipment.  The net book values for asset under capital leases were as follows:

	March 31, 2016	December 31, 2015
Cost	$190	$190
Accumulated Depreciation	(56)	(48)
Net Book Value	$134	$142

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount

2016	$30
2017	40
2018	40
2019	29
2020	4
Total minimum payments required:	143
Less amount representing interest:	9
Present value of net minimum lease payments:	$134

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The Company’s allowance for sales returns was $0.2 million at March 31, 2016 and December 31, 2015, respectively, and is included within accounts receivable on the accompanying condensed consolidated balance sheet.

The Company offers repair and replacement warranties of up to five years for certain antenna products and scanning receiver products.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends.  The warranty reserve was $0.3 million at March 31, 2016 and December 31, 2015, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

	Three Months Ended March 31,
	2016	2015
Beginning balance	$348	$304
Provisions for warranties	33	16
Consumption of reserves	(55)	(16)
Ending balance	$326	$304

11. Income Taxes

The Company recorded an income tax benefit of $1.3 million for the three months ended March 31, 2016. The tax benefit for the three months ended March 31, 2016 differed from the statutory rate of 34% due to the combination of U.S. pretax losses and foreign pretax profits at lower tax rates.

The Company recorded an income tax benefit of $19 for the three months ended March 31, 2015. The tax benefit for the three months ended March 31, 2015 differed from the statutory rate of 34% primarily because of state income taxes.

The Company’s valuation allowance against its deferred tax assets was $0.6 million at March 31, 2016 and December 31, 2015. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s long-term forecasts continue to support the realization of its deferred tax assets. However, the excess between the long-term income forecast and the income required to realize the deferred tax assets was lower at March 31, 2016 as compared to December 31, 2015.  The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets.

The Company’s gross unrecognized tax benefit was $0.8 million at March 31, 2016 and December 31, 2015.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s U.S. federal and state tax returns remain subject to examination for 2012 and subsequent periods.

12. Segment, Customer and Geographic Information

PCTEL operates in two segments for reporting purposes.  The Company’s Connected Solutions segment includes its antenna and engineered site solutions. Its RF Solutions segment includes its scanning receivers and engineering services. Each of the segments has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions.  All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of inventory which are managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment.  The Company’s chief operating decision maker uses the profit and loss results through operating profit and identified assets for Connected Solutions and RF Solutions segments to make operating decisions.

The following tables are the segment operating profits and cash flow information for the three months ended March 31, 2016 and 2015, respectively, and the segment balance sheet information as of March 31, 2016 and December 31, 2015:

	Three Months Ended March 31, 2016
	Connected Solutions	RF Solutions	Corporate	Total

REVENUES	$14,699	$6,435	$(60)	$21,074
GROSS PROFIT	4,324	2,730	(3)	7,051
OPERATING INCOME (LOSS)	$1,305	$(1,527)	$(2,531)	$(2,753)

Depreciation	$465	$327	$0	$792
Intangible amortization	$70	$699	$0	$769
Capital expenditures	$579	$89	$31	$699

	As of March 31, 2016
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$10,632	$5,526	$0	$16,158
Inventories	$14,435	$3,044	$0	$17,479

Long-lived assets:
Property and equipment, net	$10,369	$2,713	$577	$13,659
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$355	$10,254	$0	$10,609
Deferred tax assets, net	$0	$0	$14,566	$14,566
Other noncurrent assets	$0	$0	$39	$39

	Three Months Ended March 31, 2015
	Connected Solutions	RF Solutions	Corporate	Total

REVENUES	$17,354	$9,051	$(79)	$26,326
GROSS PROFIT	5,444	4,736	9	10,189
OPERATING INCOME (LOSS)	$1,613	$1,210	$(2,919)	$(96)

Depreciation	$420	$246	$78	$744
Intangible amortization	$230	$424	$0	$654
Capital expenditures	$177	$134	$53	$364

	As of December 31, 2015
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$12,875	$8,126	$0	$21,001
Inventories	$15,507	$2,089	$0	$17,596

Long-lived assets:
Property and equipment, net	$10,250	$2,985	$604	$13,839
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$425	$10,953	$0	$11,378
Deferred tax assets, net	$0	$0	$13,155	$13,155
Other noncurrent assets	$0	$0	$40	$40

The Company’s revenues attributable to products and services are as follows:

	Three Months Ended March 31,
	2016	2015
Revenues:
Products	$19,183	$23,067
Services	1,891	3,259
Total revenues	$21,074	$26,326

	Three Months Ended March 31,
	2016	2015
Cost of revenues:
Products	$11,551	$13,470
Services	2,472	2,667
Total cost of revenues	$14,023	$16,137

The Company’s revenue to customers by geographic location, as a percent of total revenues, is as follows:

	Three Months Ended
	March 31,
Region	2016	2015
Asia Pacific	18%	10%
Europe, Middle East, & Africa	11%	11%
Other Americas	7%	5%
Total Foreign sales	36%	26%

There was one customer that accounted for 10% or greater of revenues during the three months ended March 31, 2016 and one other customer that accounted for 10% or greater of revenues during the three months ended March 31, 2015.

13. Related Parties

The Company leased its Pryor, Oklahoma facility from American Tradition Custom Steel LLC, of which Aaron Jarvis is a member.  Mr. Jarvis was the operations manager for the Company’s mobile tower business.  Mr. Jarvis’ employment with the Company ended in September 2015, and the lease terminated on October 31, 2015.  Effective October 2015, the Company entered into a contract with Mr. Jarvis, pursuant to which he provides warranty support for the mobile towers product line.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2015 contained in our Annual Report on Form 10-K filed on March 15, 2016.  Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix.  These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning.  Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  No undue reliance should be placed on these forward-looking statements.  Our actual results could differ materially from those projected in these forward-looking statements.

Our first quarter 2016 revenues decreased by $5.3 million, or approximately 20% compared to the same period in 2015, due to lower revenues from both the Connected Solutions and RF Solutions segments. Due to the negative impact from lower revenues and corresponding lower gross margins, we recorded an operating loss of $2.7 million compared to an operating loss of $0.1 million in the same period in 2015.

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

PCTEL operates in two segments for reporting purposes. Our Connected Solutions segment includes our antenna and engineered site solutions and our RF Solutions segment includes our scanning receivers and related RF engineering services. Each segment has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of our accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function.

On February 27, 2015, PCTEL acquired substantially all of the assets of, and assumed certain specified liabilities of, Nexgen Wireless, Inc. (“Nexgen”) pursuant to an Asset Purchase Agreement dated as of February 27, 2015 (the “Nexgen APA”).  Nexgen provided a network analysis tool portfolio now known as SeeHawk Analytics, and engineering services.  The RF engineering services acquired in 2015 were integrated into the existing RF engineering services operation and the data analytics products were integrated in the RF scanner product line.  Nexgen’s software product portfolio translates real-time network performance data into engineering actions to optimize operator performance and supports crowd-based, cloud-based data analysis to enhance network performance.  Nexgen provides performance engineering, specialized staffing, and trend analysis for carriers, infrastructure vendors, and neutral hosts for 2G, 3G, 4G, and LTE networks. Refer to Note 7 of the financial statements for more information on the Nexgen acquisition.

Results of Operations

Three Months Ended March 31, 2016 and 2015

(in thousands)

Revenues by Segment

	Three Months Ended March 31,
	2016	2015	$ Change	% Change

Connected Solutions	$14,699	$17,354	$(2,655)	-15.3%
RF Solutions	6,435	9,051	(2,616)	-28.9%
Corporate	(60)	(79)	19	not meaningful
Total	$21,074	$26,326	$(5,252)	-19.9%

Revenues decreased 19.9% for the three months ended March 31, 2016 compared to the same period in 2015.  Connected Solutions revenues decreased 15.3% for the three months ended March 31, 2016 compared to same period in 2015 due to a decline in kitting revenue in the U.S. cellular carrier market and due to our exit from the mobile tower business in the third quarter 2015. Revenues for OEM antenna customers were better than the prior year first quarter, but were offset by lower revenues to our distributors.  RF Solutions revenue decreased 28.9% for the three months ended March 31, 2016 compared to same period in 2015 due to a downturn in North American cellular carrier spending and slower DAS deployment.

Gross Profit by Segment

	Three Months Ended March 31,
	2016	% of Revenues	2015	% of Revenues

Connected Solutions	$4,324	29.4%	$5,444	31.4%
RF Solutions	2,730	42.4%	4,736	52.3%
Corporate	(3)	not meaningful	9	not meaningful
Total	$7,051	33.5%	$10,189	38.7%

The gross profit percentage of 33.5% for the three months ended March 31, 2016 was 5.2% lower than the same period in 2015.  The gross profit percentage for Connected Solutions decreased 2.0% during the three months ended March 31, 2016 compared to the same period in 2015 due to a decline in the higher margin kitting revenue and due to our antenna mix.  The gross profit percentage for RF Solutions declined 9.9% compared to the same period in 2015 primarily due to the decline in test equipment and in-building services revenue.

Consolidated Operating Expenses

	Three Months Ended March 31,		Three Months Ended March 31,	% of Revenues
	2016	Change	2015	2016	2015
Research and development	$2,607	$(131)	$2,738	12.4%	10.4%
Sales and marketing	3,115	(415)	3,530	14.8%	13.4%
General and administrative	2,962	(401)	3,363	14.1%	12.8%
Amortization of intangible assets	603	(51)	654	2.9%	2.5%
Restructuring expenses	517	517	0	2.5%	0.0%
	$9,804	$(481)	$10,285	46.7%	39.1%

Research and Development

Research and development expenses decreased approximately $0.1 million for the three months ended March 31, 2016 compared to the same period in 2015.  The decrease consists of lower expenses for scanning receivers, offsetting higher expenses for SeeHawk analytics.   Expenses for scanning receivers were lower due to the headcount reductions from the third quarter 2015 after the completion of development projects. Expenses for SeeHawk Analytics were higher resulting from a full quarter of expenses for the three months ended March 31, 2016 compared to one month of expenses during the same period in 2015.

Sales and Marketing

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses decreased approximately $0.4 million for the three months ended March 31, 2016 compared to the same period in 2015 due to headcount reductions in 2015 related to sales and marketing personnel in both operating segments.

General and Administrative

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses decreased $0.4 million for the three months ended March 31, 2016 compared to the same period in 2015. Stock compensation expenses were higher by $0.3 million for the three months ended March 31, 2016 compared to the same period in 2015.  However, the three months ended March 31, 2015 included $0.7 million of transaction costs incurred in connection with the Nexgen acquisition.

Amortization of Intangible Assets

Amortization expense was higher by approximately $0.1 million during the three months ended March 31, 2016 compared to the same period in 2015.  Within operating expenses, amortization expense related to the assets acquired from Nexgen was $0.3 million higher for the three months ended March 31, 2016 compared to the same period in 2015, offsetting lower amortization for certain assets that were fully amortized in 2015.  Since we acquired the business from Nexgen in February 2015, amortization expense included one month of expenses during the three months ended March 31, 2015.  Because the first quarter results of our services reporting unit were below our plan and forecast, we reviewed the intangible assets for impairment by performing a test of recoverability.  Based on this analysis, no impairment was required but there was not significant headroom between the undiscounted cash flows and the carrying value of the reporting unit.  We will continue to monitor our intangible assets for recoverability.

Restructuring expenses

During the three months ended March 31, 2016, we incurred restructuring expenses of $0.5 million, consisting of $0.2 million in employee severance and related employee benefit costs, $0.2 million in net lease costs, and $49 related to fixed asset disposals.  We reduced headcount in our RF Solutions segment related to our services and analytics businesses, and we exited from our Colorado facility in order to consolidate facility space.  The restructuring expense incurred for net lease costs includes the remaining obligations under the lease, net of an assumption for proceeds for a sublease.

Other Income, Net

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Insurance proceeds	$0	$36
Interest income	20	18
Foreign exchange losses	(17)	(6)
Other, net	3	(4)
Total	$6	$44
Percentage of revenues	0.0%	0.2%

Other income, net consists of interest income, foreign exchange losses, as well as income from insurance proceeds.  For the three months ended March 31, 2015, other income, net includes $36 of insurance proceeds related to the SEC investigation of TelWorx.

Benefit for Income Taxes

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Benefit for income taxes	$(1,291)	$(19)
Effective tax rate	47.0%	36.5%

The effective tax rate for the three months ended March 31, 2016 differed from the statutory rate of 34% by 13.0% primarily due to the combination of U.S. pretax losses and foreign pretax profits at lower tax rates. The effective tax rate for the three months ended March 31, 2015 differed from the statutory rate of 34% by 2.5% primarily due to state income taxes.

We maintain valuation allowances due to uncertainties regarding realizability.  At March 31, 2016 and December 31, 2015, we had a $0.7 million valuation allowance on our deferred tax assets.  The valuation allowance primarily relates to deferred tax assets in tax jurisdictions in which we no longer have significant operations.  On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance.  While we recorded a net loss during the three months ended March 31, 2016, our long-term forecasts continue to support the realization of our deferred tax assets.  However, the headroom between the long-term income forecast and the income required to realize the deferred tax assets was lower at March 31, 2016 as compared to December 31, 2015.  Our domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets.

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

Operating (Loss) Income by Segment

	Three Months Ended March 31,
	2016	% of Revenues	2015	% of Revenues

Connected Solutions	$1,305	8.9%	$1,613	9.3%
RF Solutions	(1,527)	-23.7%	1,210	13.4%
Corporate	(2,531)	not meaningful	(2,919)	not meaningful
Total	$(2,753)	-13.1%	$(96)	-0.4%

Total operating loss increased by $2.7 million during the three months ended March 31, 2016 compared to the same period in 2015 primarily due to operating losses in RF Solutions. The $2.7 million negative change in the operating results was due to the negative margin impact of the $2.6 million decline in revenues in addition to higher intangible amortization and restructuring expenses.  Operating profit for Connected Solutions declined due to the margin impact of lower revenues, offsetting lower operating expenses.  Within the corporate function, expenses were lower in the three months ended March 31, 2016 because the prior year included transaction costs of $0.7 million associated with the acquisition of the Nexgen business.

Stock-based compensation expense

The condensed consolidated statements of operations include $0.9 million and $0.5 million of stock compensation expense for the three months ended March 31, 2016 and 2015, respectively.  Stock compensation expense for the three months ended March 31, 2016 consists of $0.7 million for restricted stock awards, $87 million for stock option expenses and $47 for stock purchase plan expenses.  Stock compensation expense for the three months ended March 31, 2015 consisted of $0.2 million for restricted stock awards, $0.2 million for stock option expenses and $53 for stock purchase plan expenses.  The increase in stock compensation expense during the first quarter 2016 is primarily due expense for awards of time-based restricted shares during 2015.  In addition, all annual awards during the first quarter 2016 were in time-based restricted stock, whereas the executive awards in the first quarter 2015 were performance-based.  No expense was recorded for the performance based awards because we did not meet our revenue targets.

The Company did not capitalize any stock compensation expense during the three months ended March 31, 2016 or 2015.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2016	2015
Cost of revenues	$131	$73
Research and development	167	115
Sales and marketing	145	158
General and administrative	416	155
Total	$859	$501

Liquidity and Capital Resources

	Three Months Ended March 31,
	2016	2015

Net loss	$(1,456)	$(33)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	1,047	1,483
Changes in operating assets and liabilities	1,840	(1,334)
Net cash provided by operating activities	$1,431	$116
Net cash provided by (used in) investing activities	$599	$(12,228)
Net cash used in financing activities	$(4,615)	$(386)
Net decrease in cash	$(2,585)	$(12,498)

	March 31,	December 31,
	2016	2015
Cash and cash equivalents at the end of period	$4,451	$7,055
Short-term investments at the end of period	$23,431	$24,728
Working capital at the end of period	$53,233	$59,041

Liquidity and Capital Resources Overview

At March 31, 2016, our cash, cash equivalents and investments were approximately $27.9 million and we had working capital of $53.2 million.  Our primary source of liquidity is cash provided by operations, with short term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion.  We expect this historical trend to continue in the future even though the cash generated from the first quarter 2016 consisted of cash provided by balance sheet contraction, net of cash used from the income statement.

Within investing activities, capital spending historically ranges between 2.0% and 5.0% of our revenues and the primary use of capital is for manufacturing and development engineering requirements.  Our capital expenditures during the three months ended March 31, 2016 was approximately 3.3% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles.  We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time.  We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the Employee Stock Purchase Plan (“ESPP”) and have historically used funds to repurchase shares of our common stock through our share repurchase programs.  We pay quarterly dividends and have reinstated a stock repurchase program, although we do not have authority to make additional stock repurchases at present.  Whether this activity results in our being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year.

Management believes that the Company’s current financial position, which includes $27.9 million in cash and investments and no debt, combined with its historic ability to generate free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support its operations.

Operating Activities:

Operating activities provided $1.4 million during the three months ended March 31, 2016 as we generated $1.8 million of cash from our balance sheet activities, offsetting the use of $0.4 million of cash from our income statement activities.  We generated cash of $4.9 million from decreases in accounts receivable.  The contraction of accounts receivable was due to lower sequential revenues.  Revenues for the three months ended March 31, 2016 were $5.1 million lower than the three months ended December 31, 2015.  We used $2.0 million to reduce in accounts payable.  Accounts payable also contracted due to lower inventory purchases resulting from the sequential decline in revenues.  We used $0.2 million for payroll taxes related to stock-based compensation.  The tax payments related to our stock issued for restricted stock awards.

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

Investing Activities:

Our investing activities generated $0.6 million of cash during the three months ended March 31, 2016.  During the three months ended March 31, 2016, redemptions and maturities of our short-term investments provided $16.9 million in funds and we rotated $15.6 million of cash into new short-term investments.  We used $0.7 million for capital expenditures during the three months ended March 31, 2016.  During the three months ended March 31, 2016, we used capital for facility expansion and upgrades at our Tianjin facility.

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

Financing Activities:

We used $4.6 million in cash for financing activities during the three months ended March 31, 2016.  We used $4.1 million to repurchase shares in the stock repurchase program and $0.9 million for cash dividends paid in February 2016.  We received $0.4 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.

We used $0.4 million in cash for financing activities during the three months ended March 31, 2015.  We used $0.9 million for cash dividends paid in February 2015 and we received $0.5 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.

Contractual Obligations and Commercial Commitments

As of March 31, 2016, we had operating lease obligations of approximately $3.3 million through 2020, primarily for facility leases.  Our lease obligations were $4.0 million at December 31, 2015.  The decline in the operating lease obligation was because we exercised the early termination of the lease for our Schaumburg, Illinois office and we amended the lease for our Melbourne, Florida office to reduce the leased space. The effective date of the termination of the Schaumburg lease is August 31, 2016.  We also exited our Englewood, Colorado facility and marketed the office for sublease.  We recorded restructuring expense based on the remaining lease payments, net of estimated sublease payments.

We had purchase obligations of $4.3 million and $5.1 million at March 31, 2016 and December 31, 2015, respectively.  These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.

We had a liability of $0.8 million related to income tax uncertainties at March 31, 2016 and December 31, 2015.  We do not know the timing of the settlement of this liability.

Critical Accounting Policies and Estimates

We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 (the “2015 Annual Report on Form 10-K”).  There have been no material changes in any of our critical accounting policies since December 31, 2015.  See Note 2 in the footnotes to the Condensed Consolidated Financial Statements for discussion on recent accounting pronouncements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2015 Annual Report on Form 10-K (Item 7A).  As of May 10, 2016, there have been no material changes in this information.

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

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

Factors That May Affect Our Business, Financial Condition and Future Operating Results

See our 2015 Annual Report on Form 10-K (Item 7A).  As of May 10, 2016, there have been no material changes in this information.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table provides the activity of the company’s share repurchase program:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number		Shares Purchased	Value) of Shares That
	of Shares	Average Price	as Part of Publicly	May Yet be Purchased
Period	Purchased	per Share	Announced Programs	Under the Programs
January 1 - January 31, 2016	189,725	$4.68	2,132,513	593,487
February 1 - February 29, 2016	224,816	$5.01	2,357,329	368,671
March 1 - March 31, 2016	368,671	$5.65	2,726,000	0

The Company repurchased 783,212  shares at an average price of $5.23 during the three months ended March 31, 2016.  At March 31, 2016, the Company had no shares that could still be repurchased under these programs.  The Company repurchased 1,942,788 shares at an average price of $6.22 during the year ended December 31, 2015.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Item 6: Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

*  filed herewith

**  furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
a Delaware corporation

/s/ Martin H. Singer
Martin H. Singer
Chief Executive Officer

Date: May 10, 2016