Form 10-Q
period 2016-06-30
PC TEL INC
filed 2016-08-09
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, par value $.001 per share	17,324,142 as of August 7, 2016

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2016

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2016	2015
ASSETS

Cash and cash equivalents	$7,305	$7,055
Short-term investment securities	21,973	24,728
Accounts receivable, net of allowance for doubtful accounts of $264 and $314 at June 30, 2016 and December 31, 2015, respectively	18,191	21,001
Inventories, net	15,190	17,596
Prepaid expenses and other assets	1,448	1,586
Total current assets	64,107	71,966

Property and equipment, net	13,615	13,839
Goodwill	3,332	3,332
Intangible assets, net	5,141	11,378
Deferred tax assets, net	8,949	13,155
Other noncurrent assets	38	40
TOTAL ASSETS	$95,182	$113,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$4,719	$6,735
Accrued liabilities	5,792	6,190
Total current liabilities	10,511	12,925

Other long-term liabilities	473	388

Total liabilities	10,984	13,313

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,324,506 and 17,654,236 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	17	18
Additional paid-in capital	133,880	135,714
Accumulated deficit	(49,572)	(35,320)
Accumulated other comprehensive loss	(127)	(15)
Total stockholders’ equity	84,198	100,397

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$95,182	$113,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES	$24,243	$27,625	$45,317	$53,951
COST OF REVENUES	15,006	18,276	29,029	34,432
GROSS PROFIT	9,237	9,349	16,288	19,519
OPERATING EXPENSES:
Research and development	2,523	2,904	5,130	5,642
Sales and marketing	3,414	3,425	6,529	6,955
General and administrative	3,305	3,302	6,267	6,665
Amortization of intangible assets	577	943	1,180	1,578
Impairment of intangible assets	4,724	0	4,724	0
Restructuring expenses	24	440	541	440
Total operating expenses	14,567	11,014	24,371	21,280
OPERATING LOSS	(5,330)	(1,665)	(8,083)	(1,761)
Other income, net	8	2,205	14	2,249
(LOSS) INCOME BEFORE INCOME TAXES	(5,322)	540	(8,069)	488
Expense for income taxes	5,751	193	4,460	174
NET (LOSS) INCOME	$(11,073)	$347	$(12,529)	$314

Net (Loss) Income per Share:
Basic	$(0.69)	$0.02	$(0.78)	$0.02
Diluted	$(0.69)	$0.02	$(0.78)	$0.02

Weighted Average Shares:
Basic	15,979	18,257	16,149	18,284
Diluted	15,979	18,408	16,149	18,498

Cash dividend per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

NET (LOSS) INCOME	$(11,073)	$347	$(12,529)	$314

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustments	(136)	10	(112)	6

COMPREHENSIVE (LOSS) INCOME	$(11,209)	$357	$(12,641)	$320

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other	Total
		Additional		Comprehensive	Stockholders'
	Common	Paid-In	Retained	Income	Equity of
	Stock	Capital	Deficit	(Loss)	PCTEL, Inc.

BALANCE at JANUARY 1, 2016	$18	$135,714	$(35,320)	$(15)	$100,397

Stock-based compensation expense	0	2,242	0	0	2,242
Issuance of shares for stock purchase and option plans	0	350	0	0	350
Cancellation of shares for payment of withholding tax	0	(187)	0	0	(187)
Repurchase of common stock	(1)	(4,094)	0	0	(4,095)
Stock option forfeitures	0	(145)	0	0	(145)
Dividends paid	0	0	(1,723)	0	(1,723)
Net loss	0	0	(12,529)	0	(12,529)
Change in cumulative translation adjustment, net	0	0	0	(112)	(112)
BALANCE at JUNE 30, 2016	$17	$133,880	$(49,572)	$(127)	$84,198

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
.	2016	2015

Operating Activities:
Net (loss) income	$(12,529)	$314
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,104	3,354
Stock-based compensation	2,242	742
Impairment of intangible assets	4,724	0
Loss (gain) on disposal/sale of property and equipment	5	(9)
Restructuring costs	109	440
Payment of withholding tax on stock based compensation	(187)	(400)
Deferred tax provision	4,203	132
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,770	7,655
Inventories	2,325	(1,342)
Prepaid expenses and other assets	132	(300)
Accounts payable	(1,907)	137
Income taxes payable	(54)	(190)
Other accrued liabilities	(585)	(2,400)
Deferred revenue	41	(1,054)
Net cash provided by operating activities	4,393	7,079

Investing Activities:
Capital expenditures	(1,392)	(1,297)
Proceeds from disposal of property and equipment	1	16
Purchases of investments	(28,519)	(9,266)
Redemptions/maturities of short-term investments	31,274	23,768
Purchase of assets	0	(20,500)
Net cash provided by (used in) investing activities	1,364	(7,279)

Financing Activities:
Proceeds from issuance of common stock	350	624
Payments for repurchase of common stock	(4,095)	(2,812)
Cash dividends	(1,723)	(1,859)
Net cash used in financing activities	(5,468)	(4,047)

Net increase (decrease) in cash and cash equivalents	289	(4,247)
Effect of exchange rate changes on cash	(39)	(1)
Cash and cash equivalents, beginning of year	7,055	20,432
Cash and Cash Equivalents, End of Period	$7,305	$16,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2016 (Unaudited)
(in thousands except per share data and as otherwise noted)

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

Connected Solutions Segment

Connected Solutions designs and delivers performance critical antennas and site solutions for wireless networks globally.  The Company’s antennas and site solutions support networks worldwide, including SCADA for oil, gas and utilities, fleet management, industrial operations, health care, small cell and network timing deployment, defense, public safety, education, and broadband access. PCTEL's performance critical MAXRAD® and Bluewave™ antenna solutions include high rejection and high performance GPS and GNSS products, the industry leading Yagi portfolio, mobile and indoor LTE, broadband, and LMR antennas and PIM-rated antennas for transit, in-building, and small cell applications.  The Company leverages its design, logistics, and support capabilities to deliver performance critical site solutions into carrier, railroad, and utility applications.  Revenue growth for antenna and site solutions is primarily driven by the increased use of wireless communications in these vertical markets. PCTEL’s antenna and site solution products are primarily sold through distributors, value-added resellers, and original equipment manufacturer (“OEM”) providers.

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

Basis of Consolidation

The condensed consolidated balance sheet as of June 30, 2016 and the condensed consolidated statements of operations, statements of comprehensive loss, and cash flows for the six months ended June 30, 2016 and 2015, respectively, are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2015.

Certain prior year amounts have been reclassified for consistency with the current period presentation.  The statements of operations for the three and six months ended June 30, 2015 include reclassifications between cost of revenues and operating expenses for intangible amortization.  The Company reclassified $0.2 million and $0.3 million from operating expense to cost of revenues for the three and six months ended June 30, 2015, respectively.  These reclassifications did not affect the operating loss or net income for the three and six months ended June 30, 2015.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted.  The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“the 2015 Form 10-K”).  There were no changes in the Company’s significant accounting policies during the six months ended June 30, 2016.  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2015 Form 10-K.  These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2015 Form 10-K.  The results of operations for the period ended June 30, 2016 may not be indicative of the results for the period ending December 31, 2016.

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally.  The functional currency for the Company’s foreign operations is predominantly the applicable local currency.  Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations.  Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $19 and $21 for the three months ended June 30, 2016 and 2015, respectively.  Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $35 and $27 for the six months ended June 30, 2016 and 2015, respectively.

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic Earnings Per Share computation:
Numerator:
Net (loss) income	$(11,073)	$347	$(12,529)	$314
Denominator:
Common shares outstanding	15,979	18,257	16,149	18,284
Earnings per common share - basic
Net (loss) income	$(0.69)	$0.02	$(0.78)	$0.02
Diluted Earnings Per Share computation:
Denominator:
Common shares outstanding	15,979	18,257	16,149	18,284
Restricted shares subject to vesting	0	140	*	186
Common stock option grants	0	11	*	28
Total shares	15,979	18,408	16,149	18,498
Earnings per common share - diluted
Net (loss) income	$(0.69)	$0.02	$(0.78)	$0.02

*

As denoted by “*” in the table above, the weighted average restricted shares of 163,000 for the six months ended June 30, 2016 respectively were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consisted of the following:

	June 30,	December 31,
	2016	2015
Cash	$4,526	$6,077
Cash equivalents	2,779	978
Short-term investments	21,973	24,728
	$29,278	$31,783

Cash and Cash equivalents

At June 30, 2016, cash and cash equivalents included bank balances and investments with original maturities less than 90 days.  At June 30, 2016 and December 31, 2015, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand.  The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities.  The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).  The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

At June 30, 2016, the Company had $4.5 million in cash and $2.8 million in cash equivalents, and at December 31, 2015, the Company had $6.1 million in cash and $1.0 million in cash equivalents.  The Company had $2.0 million and $1.3 million of cash and cash equivalents in foreign bank accounts at June 30, 2016 and December 31, 2015, respectively.  Within the cash in foreign bank accounts, the Company has cash of $1.6 million and $0.8 million in China bank accounts at June 30, 2016 and December 31, 2015, respectively.  The Company plans to repatriate its cash from its subsidiary in Israel during 2016 because the Company expects to cease operations of this subsidiary during 2016.  In 2015 the Company recorded the expense for the estimated incremental income tax of $0.1 million related to the repatriation of the funds from Israel.  The Company does not expect the foreign currency exchange related to the repatriation of these funds to have a material impact on the financial statements.  As of June 30, 2016, the Company has no intentions of repatriating the cash in its foreign bank accounts in the U.K. or China.  If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner.  The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.  The Company’s cash in its foreign bank accounts is not insured.

Investments

At June 30, 2016 and December 31, 2015, the Company’s short-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, AA or higher rated corporate bonds, and certificates of deposit, all classified as held-to-maturity.  At June 30, 2016, the Company had invested $6.7 million in AA rated or higher corporate bonds, $5.0 million in U.S. government agency bonds, $7.3 million in pre-refunded municipal bonds and $2.9 million in certificates of deposit.  The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities.  The bonds have original maturities greater than 90 days and mature in less than one year.  The Company’s bond investments are recorded at the purchase price and carried at amortized cost.  The net unrealized gains (losses) were $2 and $1 at June 30, 2016 and December 31, 2015, respectively.  Approximately 9% and 11% of the Company’s bond investments were protected by bond default insurance at June 30, 2016 and December 31, 2015, respectively.

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

Cash equivalents and Level 1 and Level 2 investments measured at fair value were as follows:

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other cash equivalents	$2,779	$0	$0	$2,779	$978	$0	$0	$978

Investments:
Pre-refunded municipal bonds	0	7,345	0	7,345	0	7,497	0	7,497
Corporate bonds	0	6,743	0	6,743	0	7,558	0	7,558
US government agency bonds	0	5,034	0	5,034	0	7,008	0	7,008
Certificates of deposit	2,850	0	0	2,850	2,666	0	0	2,666
Total	$5,629	$19,122	$0	$24,751	$3,644	$22,063	$0	$25,707

5. Goodwill and Intangible Assets

Goodwill

There were no changes to goodwill during the six months ended June 30, 2016.  The $3.3 million of goodwill on the balance sheet was recorded in February 2015 as part of the purchase accounting for the Nexgen acquisition and was assigned to the RF Solutions segment.  For evaluation purposes, this goodwill is part of the products reporting unit within the RF Solutions segment.  There were no triggering events for the products reporting unit of the RF Solutions segment during the quarter ended June 30, 2016.  The Company will continue to monitor goodwill going forward.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years.  Amortization expense was approximately $0.7 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively.  Amortization expense was approximately $1.5 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively.  Amortization for technology assets is included in cost of revenues and included in operating expenses for all other intangible assets.  For the three and six months ended June 30, 2016, $0.2 million and $0.3 million of the amortization expense was included in cost of revenues.  For the three and six months ended June 30, 2015, $0.2 million and $0.3 million of the amortization expense was included in cost of revenues.

The summary of other intangible assets, net is as follows:

	June 30, 2016			December 31, 2015
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$25,497	$24,235	$1,262	$25,497	$18,616	$6,881
Patents and technology	10,114	7,670	2,444	10,114	7,337	2,777
Trademarks and trade names	4,960	3,928	1,032	4,960	3,738	1,222
Other	2,743	2,340	403	2,743	2,245	498
	$43,314	$38,173	$5,141	$43,314	$31,936	$11,378

The $6.2 million decrease in the net book value of intangible assets at June 30, 2016 compared to December 31, 2015 consists of amortization expense of $1.5 million recorded for the six months ended June 30, 2016 and $4.7 million recorded for impairment of customer relationships.

During the second quarter of 2016 the revenue and contribution margin of the services reporting unit within the RF Solutions segment were below the forecast that was used during the intangible asset impairment test at March 31, 2016.  While the sequential quarterly revenue and contribution margin improved, it is still reflective of a long-term slowdown in the DAS market which is the primary market addressed by our service offering.  The Company considered the changes to its forecast and the industry and market trends as a triggering event to assess the intangible assets of the service reporting unit for impairment.  The Company reviewed its intangible assets for impairment by performing a test of recoverability.  This test of recoverability failed because the undiscounted cash flows were below the carrying value of the services reporting unit.  Based on this result, the Company calculated the fair value of the services reporting unit with the assistance of a third-party valuation firm.  The cash flow forecast prepared by the Company included assumptions for revenues, gross margins, operating expenses, and the fair value included an assumption for the discount rate.  The fair value of the services reporting unit was calculated at $4.7 million below its carrying value.  The Company allocated the shortfall to the long-lived assets of the services reporting unit to derive new fair values of the individual long-lived assets.  The Company compared these adjusted fair values of the individual long-lived assets with the individually calculated or determined fair values of each long-lived asset.  Based on this analysis, the Company recorded 100% of the shortfall to its customer relationships as an impairment charge.  The Company will amortize the remaining balance of the customer relationships for the services reporting unit over its remaining useful life.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	4 to 6 years	4.2
Patents and technology	3 to 6 years	4.5
Trademarks and trade names	3 to 8 years	4.7
Other	1 to 6 years	4.4

The Company’s scheduled amortization expense for 2016 and the next five years is as follows:

Fiscal Year	Amount
2016	$2,318
2017	$1,497
2018	$1,419
2019	$1,221
2020	$199

6. Balance Sheet Information

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 60 days.  The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required.  The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable.  The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable.  The Company’s allowance for doubtful accounts was $0.3 million each at June 30, 2016 and at December 31, 2015.  The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing.  Inventories as of June 30, 2016 and December 31, 2015 were composed of raw materials, sub-assemblies, finished goods and work-in-process.  The Company had consigned inventory with customers of $0.5 million and $0.7 million at June 30, 2016 and December 31, 2015, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on our identification of inventory where carrying value is above net realizable value.  The allowance for inventory losses was $2.8 million at June 30, 2016 and $2.2 million at December 31, 2015.

Inventories consisted of the following:

	June 30,	December 31,
	2016	2015
Raw materials	$9,388	$11,012
Work in process	1,177	917
Finished goods	4,625	5,667
Inventories, net	$15,190	$17,596

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

Property and equipment consisted of the following:

	June 30,	December 31,
	2016	2015
Building	$6,227	$6,227
Computers and office equipment	11,609	10,931
Manufacturing and test equipment	12,952	12,826
Furniture and fixtures	1,230	1,273
Leasehold improvements	1,233	1,001
Motor vehicles	42	42
Total property and equipment	33,293	32,300
Less: Accumulated depreciation and amortization	(21,448)	(20,231)
Land	1,770	1,770
Property and equipment, net	$13,615	$13,839

Depreciation and amortization expense was approximately $0.8 million for the three months ended June 30, 2016 and 2015, respectively and approximately $1.6 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively.  Amortization for capital leases is included in depreciation and amortization expense.  See Note 10 for information related to capital leases.

Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2016	2015
Paid time off	$1,320	$1,271
Inventory receipts	1,267	1,628
Payroll, bonuses, and other employee benefits	1,196	1,179
Income and sales taxes	478	381
Warranties	303	348
Employee stock purchase plan	257	280
Professional fees and contractors	227	305
Restructuring	208	237
Real estate taxes	150	161
Deferred revenues	105	65
Other	281	335
Total	$5,792	$6,190

Long-term liabilities consist of the following:

	June 30,	December 31,
	2016	2015

Deferred rent	$186	$250
Long-term obligations under capital leases	182	107
Restructuring	89	0
Deferred revenues	16	31
Total	$473	$388

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

Nexgen provided a network analysis tool portfolio and engineering services. Nexgen’s software product portfolio translates real-time network performance data into engineering actions to optimize operator performance and supports crowd-based, cloud-based data analysis to enhance network performance. The business provides performance engineering, specialized staffing, and trend analysis for carriers, infrastructure vendors, and neutral hosts for 2G, 3G, 4G, and LTE networks.

The purchase consideration for the Nexgen business was $21.4 million, consisting of $18.25 million in cash paid at closing, $2.25 million held in escrow, an estimated $0.8 million excess working capital true-up to be paid in cash, and a contingency payment that was provisionally calculated with a fair value of $0.1 million. The contingent payment was dependent on the achievement of revenue-based goals pertaining to the acquired business for the period commencing on March 1, 2015 and ending on April 30, 2016. The purchase consideration paid in cash was provided from the Company’s existing cash.  The Company incurred transaction costs of $0.8 million for the acquisition of Nexgen primarily related to investment banking, accounting, legal, and due diligence consulting services.

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

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2015, on April 7, 2015, Samsung Electronics America, Inc., as successor in interest to Samsung Telecommunications America, LLC (“Samsung”), provided Nexgen and the Company with a final notice of Samsung’s election to terminate, effective April 30, 2015, the Contractor Services Agreement, dated May 2, 2012 (the “CSA”), by and between Samsung and Nexgen.  On May 5, 2015, the Company and the Nexgen Parties entered into an Amendment to the Asset Purchase Agreement (the “Nexgen APA Amendment”) with the following principal terms: (a) Nexgen agreed to transfer to the Company previously excluded accounts receivable with an aggregate value of $0.8 million; (b) the aggregate amount potentially payable to the Nexgen Parties as contingent consideration was reduced from $2.0 million to $1.0 million; (c) the Company waived its right to seek additional indemnification from the Nexgen Parties for matters specified therein; (d) the parties directed that $2.25 million in escrowed funds potentially payable to the Nexgen Parties pursuant to the Nexgen APA be released to the Company; (e) Mr. Thakkar relinquished a portion of the equity awards previously granted to him; and (f) the Company released various potential claims against Nexgen and the Nexgen Parties with respect to the termination of the CSA and related matters. The measurement period for the revised contingent consideration amount commenced on January 1, 2016 and ends on December 31, 2016 and is dependent on software revenue-based goals pertaining to the acquired business.  As of June 30, 2016 and December 31, 2015, respectively, the Company estimated that the contingent liability would be $0.

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

The Company assumed Nexgen’s existing lease for Nexgen’s offices in Schaumburg, Illinois.  Effective March 2016, the Company exercised its right of early termination of the Schaumburg lease.  The early termination is effective as of August 31, 2016.  The Company will move the employees to its Bloomingdale office prior to the termination date.  The Nexgen services acquired in 2015 were integrated into the existing RF engineering services operation and the data analytics products were integrated in the RF scanner product line.  The Company recognizes revenue for the engineering services under the completed performance method.  For specialized staffing, the Company recognizes revenue as services are provided to the customer.

The Company’s results for the three and six months ended June 30, 2015 include the operating results for the business acquired from Nexgen from the acquisition date. The following unaudited pro forma financial information gives effect to the acquisition of the Nexgen business as if the acquisition had taken place on January 1, 2015. The pro forma financial information for Nexgen was derived from the historical accounting records of Nexgen.

(unaudited)
Six Months Ended
June 30, 2015
REVENUES	$56,909
NET INCOME	$412
Net Income per Share	$0.02

Since the Nexgen acquisition occurred in February 2015, pro forma information is presented for the six months ended June 30, 2015.  The pro forma results include adjustments for intangible amortization of $0.3 million for the three months ended March 31, 2015.  The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2015, nor is it necessarily indicative of the Company’s future consolidated results of operations or financial position.

8. Stock-Based Compensation

The condensed consolidated statements of operations include $1.4 million and $2.2 million of stock compensation expense for the three and six months ended June 30, 2016, respectively.  Stock compensation expense for the three months ended June 30, 2016 consists of $0.7 million for time-based restricted stock awards, $0.4 million for shares to directors, $0.2 million for stock bonus expenses, $41 for stock option expenses and $42 for stock purchase plan expenses.  Stock compensation expense for the six months ended June 30, 2016 consists of $1.4 million for time-based restricted stock awards, $0.4 million for shares to directors, $0.2 million for stock bonus expenses, $129 for stock option expenses and $89 for stock purchase plan expenses.

The condensed consolidated statements of operations include $0.2 million and $0.7 million of stock compensation expense for the three and six months ended June 30, 2015, respectively. Stock compensation expense for the three months ended June 30, 2015 consists of $0.3 million for time-based restricted stock awards, $0.3 million for share to directors, $0.1 million for stock option expenses and $57 for stock purchase plan expenses, offset by an expense reversal of $0.5 million related to performance units that are not expected to vest. Stock compensation expense for the six months ended June 30, 2015 consists of $0.6 million for time-based restricted stock awards, $0.3 million for shares to directors, $0.3 million for stock option expenses and $0.1 million for stock purchase plan expenses, offset by the expense reversal of $0.5 million related to performance units that are not expected to vest.

The Company did not capitalize any stock compensation expense during the three and six months ended June 30, 2016 or 2015. Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015

Cost of revenues	$132	$56	$264	$129
Research and development	175	30	342	145
Sales and marketing	182	(18)	327	140
General and administrative	893	173	1,309	328
Total	$1,382	$241	$2,242	$742

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

The following table summarizes service-based restricted stock activity for the six months ended June 30, 2016:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested Restricted Stock Awards - December 31, 2015	1,050,172	$6.11
Shares awarded	426,800	5.64
Shares vested	(94,788)	7.50
Shares cancelled	(103,226)	6.21
Unvested Restricted Stock Awards - June 30, 2016	1,278,958	$5.85

The intrinsic value of service-based restricted shares that vested during the three months ended June 30, 2016, and 2015, was $6 and $13, respectively.  The intrinsic value of service-based restricted shares that vested during the six months ended June 30, 2016, and 2015, was $0.5 million and $1.5 million, respectively.

At June 30, 2016, total unrecognized compensation expense related to restricted stock was approximately $4.4 million, net of forfeitures to be recognized through 2020 over a weighted average period of 1.8 years.

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

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2016:

		Weighted
		Average
		Grant Date
	Units	Fair Value

Unvested Restricted Stock Units - December 31, 2015	22,725	$5.65
Units awarded	15,000	5.61
Units vested	(1,337)	7.25
Unvested Restricted Stock Units - June 30, 2016	36,388	$5.57

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the six months ended June 30, 2016 was $10.  No units vested during the three months ended June 30, 2016. The intrinsic value of service-based restricted stock units that vested and issued as shares during the six months ended June 30, 2015 was $20.

As of June 30, 2016, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $0.1 million, to be recognized through 2020 over a weighted average period of 1.4 years.

Stock Options

The Company grants stock options to purchase common stock as long-term incentives.  The Company issues stock options with an exercise price no less than the fair value of the Company’s stock on the grant date.  The Company grants new stock options with a seven-year life that contain installment vesting over a period of four years, 25% after one year, and monthly thereafter.  Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement.

A summary of the Company’s stock option activity for the three months ended June 30, 2016 is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Outstanding at December 31, 2015	1,220,442	$7.72
Expired or Cancelled	(140,105)	8.51
Forfeited	(41,436)	7.09
Outstanding at June 30, 2016	1,038,901	$7.64

Exercisable at June 30, 2016	809,258	$7.72

There were no options granted and there were no exercises of stock options during the six months ended June 30, 2016.  During the three months ended June 30, 2015, the Company received proceeds of $0.1 million from the exercise of 11,350 options.  The intrinsic value of these options exercised was $3.  During the six months ended June 30, 2015, the Company received proceeds of $0.3 million from the exercise of 35,134 options. The intrinsic value of these options exercised was $34.

The range of exercise prices for options outstanding and exercisable at June 30, 2016, was $5.50 to $11.00.  The following table summarizes information about stock options outstanding under all stock option plans:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted-		Weighted
Range of			Number	Contractual Life	Average	Number	Average
Exercise Prices			Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$5.50	--	$6.00	16,879	5.23	$5.90	3,292	$5.65
6.01	--	6.50	16,267	2.79	6.23	15,909	6.23
6.51	--	7.00	37,522	1.90	6.85	36,189	6.86
7.01	--	7.50	652,173	3.76	7.17	502,594	7.17
7.51	--	8.00	18,000	4.29	7.80	12,008	7.81
8.01	--	8.50	87,400	5.45	8.11	31,020	8.15
8.51	--	9.00	6,750	3.09	8.76	5,066	8.77
9.01	--	9.50	181,010	0.22	9.20	180,812	9.20
9.51	--	10.00	15,500	2.22	9.63	14,968	9.63
10.01	--	11.00	7,400	0.57	10.90	7,400	10.90
$5.50	--	$11.00	1,038,901	3.19	$7.64	809,258	$7.72

The weighted average contractual life and intrinsic value at June 30, 2016, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	3.19	$0
Options Exercisable	2.83	$0

The intrinsic value is based on the share price of $4.71 at June 30, 2016.

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

As of June 30, 2016, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $0.2 million, net of estimated forfeitures to be recognized through 2019 over a weighted average period of 1.1 years.

Performance-based Equity Awards

The Company issued performance share units to executives in 2014 and 2015. The fair value of these performance share units was calculated based on the stock price on the date of grant.

In June 2015, the Company’s Board of Directors approved the 2015 Long-Term Incentive Plan (“2015 LTIP”). Under the 2015 LTIP, shares can be earned by certain executive employees based upon achievement of revenue goals over a four-year period with a penalty if certain earnings levels are not maintained. The four-year period is divided into two interim periods (each an “Interim Period”), the first of which will end on December 31, 2016, and the second of which will end on December 31, 2018.  At the award date, the number of shares that could be earned collectively by all participants at threshold and target were 212,000 and 424,000, respectively.  Stock compensation expense is amortized over the performance period for these awards based on estimated achievement of the goals.  No expense has been recorded during the year ended December 31, 2015 or the six months ended June 30, 2016 for the 2015 LTIP because the Company does not believe it will meet the revenue threshold for the year ended December 31, 2016.

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

The Company had 555,000 unvested performance units at June 30, 2016 and December 31, 2015.  There was no activity during the six months ended June 30, 2016.

Director shares

In June 2016, the Company issued 85,374 shares to directors that immediately vested.  The intrinsic value of these shares was $0.4 million based on the share price of $4.65 on the award date.

Short-term incentive plan

For the Company’s 2016 short-term incentive plan (“STIP”), executives will be paid in restricted shares of the Company’s stock.  Any shares earned under the STIP will be awarded in the first quarter of 2017 and will vest one-year from the award date.  During the three and six months ended June 30, 2016, the Company recorded the expense based on an estimate of the achievement of the award on a pro-rate basis over the measurement period plus the vesting period.

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

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes.  For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority.  For withholding taxes related to stock awards, the Company paid $0.2 million and $0.4 million during the six months ended June 30, 2016 and 2015, respectively.

Stock Repurchases

The Company repurchased 783,212 shares at an average price of $5.23 during the first quarter 2016.  No shares were repurchased during the three months ended June 30, 2016.  As of the first quarter 2016, the Company had no shares that could still be repurchased under previously approved programs.  The Company repurchased 1,942,788 shares at an average price of $6.22 during the year ended December 31, 2015.  In total, the Company repurchased 2,726,000 shares under share repurchase program during the past twelve months.

9. Benefit Plans

Employee Benefit Plans

The Company’s 401(k) plan covers all of the U.S. employees beginning the first day of the month following the first month of their employment.  Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit.  The Company may make discretionary contributions to the 401(k) plan.  The Company also contributes to various retirement plans for foreign employees.

The Company’s contributions to retirement plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
PCTEL, Inc. 401(k) Profit sharing Plan - US employees	$165	$187	$340	$381
Defined contribution plans - foreign employees	97	83	197	161
Total	$262	$270	$537	$542

10. Commitments and Contingencies

Restructuring

During the six months ended June 30, 2016, the Company incurred restructuring expenses of $0.5 million consisting of $0.2 million in employee severance and related costs, $0.2 million for lease terminations, and $49 related to fixed asset disposals.  During the first quarter 2016 the Company reduced headcount in its RF Solutions segment related to services and SeeHawk analytics, and exited from its Colorado office in order to consolidate facility space.  The restructuring expense incurred for lease terminations include the remaining obligations under the lease, net of an assumption for proceeds for a sublease.  Of the $0.3 million restructuring liability at June 30, 2016, $0.2 million was included in accrued liabilities and $0.1 million was included in long-term liabilities in in consolidated balance sheets.  The restructuring liability of $0.2 million at December 31, 2015 was included in accrued liabilities in the consolidated balance sheets.

The following table summarizes the restructuring activity during the six months ended June 30, 2016 and the status of the reserves at June 30, 2016.

	December 31, 2015	Restructuring Expenses	Cash Payments/ Adjustments	June 30, 2016

Severance and related employee benefits	$237	$253	$(348)	$142
Lease terminations	0	239	(84)	155
Fixed assets	0	49	(49)	0
Total	$237	$541	$(481)	$297
.

Operating Leases

The Company has operating leases for facilities through 2020 and office equipment through 2019.  The future minimum rental payments under these leases at June 30, 2016, are as follows:

Year	Amount
2016	$528
2017	942
2018	921
2019	849
2020	300
Thereafter	20
Future minimum lease payments	$3,560

The rent expense under leases was approximately $0.2 million for the three months ended June 30, 2016, and 2015, respectively, and approximately $0.5 million for the six months ended June 30, 2016, and 2015, respectively.

In February 2016, the Company modified the lease agreement for the office of its engineering services business in Melbourne, Florida.  Under the lease amendment, the Company reduced the lease space from 6,174 sq. ft. to 3,600 sq. ft.  The expiration lease term remained the same at December 31, 2018.  There were no additional fees related to this lease amendment.

To accommodate the transfer of certain antenna manufacturing operations to the Company’s Tianjin, China facility, in October 2015 the Company entered into a new five-year lease for additional manufacturing space in Tianjin consisting of 22,163 square feet which expands the Company’s footprint in Tianjin to 44,289 square feet. This lease expires October 2020. The total lease obligation pursuant to this lease was $0.2 million.

In May 2015, the Company entered into a new five-year, five month lease for office space in Englewood, Colorado, consisting of 4,759 square feet of office space for the engineering services business.   The lease expires on October 31, 2020; however, during the first quarter 2016, the Company vacated this facility and is marketing this property for sublease.  Excluding any sublease payments, the remaining lease obligation pursuant to this lease was $0.5 million at June 30, 2016.

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

In June 2016, the Company entered into a new four-year lease for its Beijing Design Center, at the same location, consisting of 5,393 square feet.  The total lease obligation pursuant to this lease agreement was $0.4 million.

Capital Leases

The Company has capital leases for office and manufacturing equipment.  The net book values for asset under capital leases were as follows:

	June 30, 2016	December 31, 2015
Cost	$305	$190
Accumulated Depreciation	(67)	(48)
Net Book Value	$238	$142

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount

2016	$32
2017	65
2018	65
2019	54
2020	28
2021	16
Total minimum payments required:	260
Less amount representing interest:	22
Present value of net minimum lease payments:	$238

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The Company’s allowance for product returns was $0.2 million at June 30, 2016 and December 31, 2015, respectively, and is included within accounts receivable on the accompanying condensed consolidated balance sheet.

The Company offers repair and replacement warranties of up to five years for certain antenna products and scanning receiver products.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends.  The warranty reserve was $0.3 million at June 30, 2016 and December 31, 2015, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

	Six Months Ended June 30,
	2016	2015
Beginning balance	$348	$304
Provisions for warranties	33	16
Consumption of reserves	(78)	(16)
Ending balance	$303	$304

11. Income Taxes

The Company recorded income tax expense of $5.8 million and $4.5 million for the three and six months ended June 30, 2016, respectively.  The tax expense for the three and six months ended June 30, 2016 includes $7.6 million for an increase to the valuation allowance for the Company’s U.S. deferred tax assets.  Excluding the adjustment to the valuation allowance, the benefit recorded for the six months ended June 30, 2016 differed from the statutory rate of 34% due to the combination of U.S. pretax losses and foreign pretax profits at lower tax rates.

The Company recorded income tax expense of $0.2 million for the three and six months ended June 30, 2015. The tax benefit for the six months ended June 30, 2015 differed from the statutory rate of 34% primarily because of state income taxes.

At June 30, 2016, the Company has deferred tax assets net of deferred tax liabilities of $17.3 million, virtually all of which are related to the United States tax jurisdiction. The Company’s valuation allowance against its deferred tax assets was $8.3 million at June 30, 2016 and $0.6 million at December 31, 2015. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets.

During the quarter ended June 30, 2016, there were two significant changes in the deferred tax asset recoverability evidence pattern.  The cumulative three year US book income turned to a loss.  In addition, the Company experienced a significant shift in its Connected Solutions segment revenue to products that are designed, manufactured and sold through the Company’s China subsidiary directly into China. This will cause a significant shift going forward in the Company’s tax profitability from the United States to China.   The Company believes this is the beginning of a long-term trend.  In the third quarter, the Company will complete a recapitalization of its China subsidiary to accommodate the initial working capital growth required to support the shift and continues to anticipate permanently reinvesting future earnings and profits from its China subsidiary in China to support its future working capital needs there.

The Company re-forecasted its long term domestic profitability in light of the shift in business to China that is occurring.  The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction.  The Company used a series of projections bound on the low side by what it would take for none of its deferred tax assets to be realized and on the high side by what it would take for all of the deferred tax assets to be realized.  The Company assigned probabilities to each scenario and the result was a weighted average valuation allowance of $7.6 million established at June 30, 2016.  Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

The Company’s gross unrecognized tax benefit was $0.8 million at June 30, 2016 and December 31, 2015.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s U.S. federal and state tax returns remain subject to examination for 2012 and subsequent periods.

12. Segment, Customer and Geographic Information

PCTEL operates in two segments for reporting purposes.  The Company’s Connected Solutions segment includes its antenna and engineered site solutions.  Its RF Solutions segment includes its scanning receivers and engineering services. Each of the segments has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions.  All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment.  The Company’s chief operating decision maker uses the profit and loss results through operating profit and identified assets for Connected Solutions and RF Solutions segments to make operating decisions.

The following tables are the segment operating profits and cash flow information for the three and six months ended June 30, 2016 and 2015, respectively, and the segment balance sheet information as of June 30, 2016 and December 31, 2015:

	Three Months Ended June 30, 2016
	Connected Solutions	RF Solutions	Corporate	Total

REVENUES	$15,781	$8,507	$(45)	$24,243
GROSS PROFIT	4,941	4,286	10	9,237
OPERATING INCOME (LOSS)	$1,792	$(4,372)	$(2,750)	$(5,330)

Depreciation	$468	$331	$0	$799
Intangible amortization	$44	$700	$0	$744
Capital expenditures	$264	$109	$320	$693

	Six Months Ended June 30, 2016
	Connected Solutions	RF Solutions	Corporate	Total

REVENUES	$30,480	$14,942	$(105)	$45,317
GROSS PROFIT	$9,265	$7,016	$7	$16,288
OPERATING INCOME (LOSS)	$3,094	$(5,896)	$(5,281)	$(8,083)

Depreciation	$933	$658	$0	$1,591
Intangible amortization	$114	$1,399	$0	$1,513
Capital expenditures	$843	$198	$351	$1,392

	As of June 30, 2016
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$10,668	$7,523	$0	$18,191
Inventories	$12,628	$2,562	$0	$15,190

Long-lived assets:
Property and equipment, net	$10,163	$2,624	$828	$13,615
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$311	$4,830	$0	$5,141
Deferred tax assets, net	$0	$0	$8,949	$8,949
Other noncurrent assets	$0	$0	$38	$38

	Three Months Ended June 30, 2015
	Connected Solutions	RF Solutions	Corporate	Total

REVENUES	$18,100	$9,583	$(58)	$27,625
GROSS PROFIT	$5,417	$3,931	$1	$9,349
OPERATING INCOME (LOSS)	$1,498	$(347)	$(2,816)	$(1,665)

Depreciation	$432	$273	$66	$771
Intangible amortization	$230	$955	$0	$1,185
Capital expenditures	$341	$550	$42	$933

	Six Months Ended June 30, 2015
	Connected Solutions	RF Solutions	Corporate	Total

REVENUES	$35,454	$18,634	$(137)	$53,951
GROSS PROFIT	$10,861	$8,647	$11	$19,519
OPERATING INCOME (LOSS)	$3,187	$786	$(5,734)	$(1,761)

Depreciation	$852	$519	$144	$1,515
Intangible amortization	$460	$1,379	$0	$1,839
Capital expenditures	$518	$684	$95	$1,297

	As of December 31, 2015
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$12,875	$8,126	$0	$21,001
Inventories	$15,507	$2,089	$0	$17,596

Long-lived assets:
Property and equipment, net	$10,250	$2,985	$604	$13,839
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$425	$10,953	$0	$11,378
Deferred tax assets, net	$0	$0	$13,155	$13,155
Other noncurrent assets	$0	$0	$40	$40

The Company’s revenues attributable to products and services are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Products	$21,308	$23,032	$40,491	$46,189
Services	2,935	4,593	4,826	7,762
Total revenues	$24,243	$27,625	$45,317	$53,951

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues:
Products	$12,203	$14,052	$23,754	$27,542
Services	2,803	4,224	5,275	6,890
Total cost of revenues	$15,006	$18,276	$29,029	$34,432

The Company’s revenue to customers by geographic location, as a percent of total revenues, is as follows:

	Three Months Ended		Three Months Ended
	June 30,		June 30,
Region	2016	2015	2016	2015
Asia Pacific	16%	7%	17%	8%
Europe, Middle East, & Africa	7%	10%	9%	10%
Other Americas	6%	7%	6%	6%
Total Foreign sales	29%	24%	32%	24%

There was one customer that accounted for 10% or greater of revenues during the three months ended June 30, 2015.    No customers accounted for greater than 10% of revenues for three months ended June 30, 2016 or for the six months ended June 30, 2016 and 2015, respectively.

13. Related Parties

The Company leased its Pryor, Oklahoma facility from American Tradition Custom Steel LLC, of which Aaron Jarvis is a member.  Mr. Jarvis was the operations manager for the Company’s mobile tower business.  Mr. Jarvis’ employment with the Company ended in September 2015, and the lease terminated on October 31, 2015.  Effective October 2015, the Company entered into a contract with Mr. Jarvis pursuant to which he provides warranty support for the mobile towers product line.

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

Our second quarter 2016 revenues decreased by $3.4 million, or approximately 12% compared to the same period in 2015, due to lower revenues from both the Connected Solutions and RF Solutions segments.  We recorded an operating loss of $5.3 million for the three months ended June 30, 2016 compared to an operating loss of $1.7 million in the same period in 2015, and an operating loss of $8.1 million for the six months ended June 30, 2016 compared to an operating loss of $1.8 million in the same period in 2015. The second quarter of 2016 includes an impairment charge of $4.7 million related intangible assets of RF Solutions.  We recorded a net loss of $11.1 million for the three months ended June 30, 2016 compared to net income of $0.3 million for the three months ended June 30, 2015.  The loss for the three month ended June 30, 2016 includes $7.6 million for income tax expense related to a partial valuation allowance of our U.S. deferred tax assets.  The net income for the three months ended June 30, 2015 included other income of $2.2 million.  The other income of $2.2 million related to the amendment to the Nexgen APA and consisted of $2.25 million for the release of the Nexgen escrow fund and $0.8 million from the collection of previously excluded accounts receivables, offset by $0.9 million of expense recognized for the liability of the revised Nexgen contingent consideration.

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

Results of Operations

Three and Six Months Ended June 30, 2016 and 2015

(in thousands)

Revenues by Segment

	Three Months Ended June 30,
	2016	2015	$ Change	% Change

Connected Solutions	$15,781	$18,100	$(2,319)	-12.8%
RF Solutions	8,507	9,583	(1,076)	-11.2%
Corporate	(45)	(58)	13	not meaningful
Total	$24,243	$27,625	$(3,382)	-12.2%

	Six Months Ended June 30,
	2016	2015	$ Change	% Change

Connected Solutions	$30,480	$35,454	$(4,974)	-14.0%
RF Solutions	14,942	18,634	(3,692)	-19.8%
Corporate	(105)	(137)	32	not meaningful
Total	$45,317	$53,951	$(8,634)	-16.0%

Revenues decreased 12.2% for the three months ended June 30, 2016 compared to the same period in 2015.  Connected Solutions revenues decreased 12.8% for the three months ended June 30, 2016 compared to same period in 2015 primarily because the second quarter 2015 included a discreet project for Cisco of approximately $3.0 million and $0.4 million of revenues for mobile towers.  We exited from the mobile tower business in the third quarter 2015.  Connected Solutions revenues decreased 14.0% for the six months ended June 30, 2016 compared to same period in 2015 due to lower kitting revenues in the U.S. cellular market and due to the exit from the mobile tower business.   RF Solutions revenue decreased 11.2% for the three months ended June 30, 2016 compared to same period in 2015 due to lower revenues from services, partially offset by growth in product revenue.  Revenues decreased 19.8% for the six months ended June 30, 2016 compared to the same period in 2015 due a downturn in North American cellular carrier spending and slower DAS deployment.

Gross Profit by Segment

	Three Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues

Connected Solutions	$4,941	31.3%	$5,417	29.9%
RF Solutions	4,286	50.4%	3,931	41.0%
Corporate	10	not meaningful	1	not meaningful
Total	$9,237	38.1%	$9,349	33.8%

	Six Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues

Connected Solutions	$9,265	30.4%	$10,861	30.6%
RF Solutions	7,016	47.0%	8,647	46.4%
Corporate	7	not meaningful	11	not meaningful
Total	$16,288	35.9%	$19,519	36.2%

The gross profit percentage of 38.1% for the three months ended June 30, 2016 was 4.3% higher than the same period in 2015.  The gross profit percentage for Connected Solutions increased 1.4% during the three months ended June 30, 2016 compared to the same period in 2015 as the favorable impact of manufacturing cost reductions implemented in the fourth quarter 2015 offset higher expense for reserves for excess and obsolete inventories.  The gross margin percentage declined 0.2% for the six months ended June 30, 2016 compared to the same period in 2015 due to a decline in higher margin kitting revenues and higher expense for reserves for excess and obsolete inventories, partially offset by the favorable impact of the manufacturing cost reductions implemented in the fourth quarter 2015.  The gross profit percentage for RF Solutions increased 9.4% and 0.6% for the three and six months ended June 30, 2016 compared to the same period in 2015.  The improvement in the RF Solutions gross margin percentage for the three months ended June 30, 2016 was due to a higher mix of product revenue with its higher margins compared to services.  During the three months ended June 30, 2016, the revenue mix consisted of approximately 65% products compared to 51% products for the same period in 2015.

Consolidated Operating Expenses

	Three Months Ended June 30,		Three Months Ended June 30,	% of Revenues
	2016	Change	2015	2016	2015
Research and development	$2,523	$(381)	$2,904	10.4%	10.5%
Sales and marketing	3,414	(11)	3,425	14.1%	12.4%
General and administrative	3,305	3	3,302	13.6%	12.0%
Amortization of intangible assets	577	(366)	943	2.4%	3.4%
Impairment of intangible assets	4,724	4,724	0	19.5%	0.0%
Restructuring expenses	24	(416)	440	0.1%	1.6%
	$14,567	$3,553	$11,014	60.1%	39.9%

	Six Months Ended June 30,		Six Months Ended June 30,	% of Revenues
	2016	Change	2015	2016	2015
Research and development	$5,130	$(512)	$5,642	11.3%	10.5%
Sales and marketing	6,529	(426)	6,955	14.4%	12.9%
General and administrative	6,267	(398)	6,665	13.8%	12.4%
Amortization of intangible assets	1,180	(398)	1,578	2.6%	2.9%
Impairment of intangible assets	4,724	4,724	0	10.4%	0.0%
Restructuring charges	541	101	440	1.2%	0.8%
	$24,371	$3,091	$21,280	53.7%	39.4%

Research and Development

Research and development expenses decreased approximately $0.4 million for the three months ended June 30, 2016 compared to the same period in 2015.  For the three months ended June 30, 2016, cash-based research and development expenses declined by $0.4 million for RF Solutions and $0.2 million for Connected Solutions, offsetting higher expenses for stock compensation compared to the same period in 2015.  Cash-based research and development expenses decreased $0.5 million for the six months ended June 30, 2016 compared to the same period in 2016.  For the six months ended June 30, 2016, cash-based research and development expenses declined by $0.3 million for Connected Solutions and $0.4 million for RF Solutions, offsetting higher expenses for stock compensation.  Research and development expenses for Connected Solutions were lower due in 2016 due to the headcount reductions from 2015.  Research and development expenses for RF Solutions were lower due in 2016 due to the headcount reductions from the third quarter 2015 for scanning receivers and from the first quarter for SeeHawk analytics after the completion of development projects.

Sales and Marketing

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses were approximately the same for the three months ended June 30, 2016 compared to the same period in 2015 and declined by $0.4 million for the six months ended June 30, 2016 compared to the same period in 2015.  For the six months ended June 30, 2016, cash-based expenses were lower by $0.6 million for Connected Solutions offsetting higher stock compensation expenses.  The reduction for Connected Solutions is due to headcount reductions in 2015 related to sales and marketing.

General and Administrative

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses were approximately the same for the three months ended June 30, 2016 compared to the same period in 2015 and decreased $0.4 million for the six months ended June 30, 2016 compared to the same period in 2015.  We have incurred no acquisition related expenses during 2016, but we recorded $0.4 million and $1.1 million for acquisition related transaction costs for the three and six months ended June 30, 2015, respectively.  For the three months ended June 30, 2016, stock compensation expense increased $0.7 million, offsetting the decline in acquisition related costs and a decline of $0.3 million in corporate administrative expenses.  For the six months ended June 30, 2016, the lower acquisition related costs and a decline of $0.3 million in corporate administrative expenses offset $1.0 million in higher stock compensation expense.

Amortization of Intangible Assets

Amortization expense was lower by approximately $0.4 million for the three and six months ended June 30, 2016 compared to the same periods in 2015.  Amortization expense decreased $0.2 million related to assets from the RF Solutions segment that were fully amortized as of the first quarter of 2015 and decreased $0.2 million related to assets from the Connected Solutions segment that were either fully amortized as of the first quarter 2015 or were written off as part of the exit from mobile towers.

Impairment of Intangible Assets

We recorded a $4.7 million impairment of our customer relationships under the RF Solutions segment during the three months ended June 30, 2016.  During the second quarter 2016, the revenue and contribution margin of the services reporting unit within the RF Solutions segment were below the forecast that was used during the intangible asset impairment test at March 31, 2016.  While the sequential quarterly revenue and contribution margin improved, it is still reflective of a long-term slowdown in the DAS market which is the primary market addressed by our services offering.  We considered the changes to our forecast and the industry and market trends as a triggering event to assess the intangible assets of the services reporting unit for impairment.  We reviewed our intangible assets for impairment by performing a test of recoverability.  The cash flow forecast prepared by the Company included assumptions for revenues, gross margins, operating expenses.  This test of recoverability failed because the undiscounted cash flows were below the carrying value of the services reporting unit.  Based on this result, we calculated the fair value of the services reporting unit with the assistance of a third-party valuation firm.  The fair value of the services reporting unit was calculated at $4.7 million below its carrying value.  We allocated the shortfall to the long-lived assets of the services reporting unit to derive new fair values of the individual long-lived assets.  We compared these adjusted fair values of the individual long-lived assets with the individually calculated or determined fair values of each long-lived asset.  Based on this analysis, we recorded 100% of the shortfall to its customer relationships as an impairment charge.

Restructuring expenses

During the six months ended June 30, 2016, we incurred restructuring expenses of $0.5 million, consisting of $0.2 million in employee severance and related employee benefit costs, $0.2 million in net lease costs, and $49 related to fixed asset disposals.  We reduced headcount in our RF Solutions segment related to our engineering services and analytics businesses, and we exited from our Englewood, Colorado facility in order to consolidate office space.  The restructuring expense incurred for net lease costs includes the remaining obligations under the lease, net of an assumption for proceeds for a sublease.

Other Income, Net

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Settlement income	$0	$2,160	$0	$2,160
Insurance proceeds	0	54	0	90
Interest income	32	14	52	30
Foreign exchange losses	(19)	(21)	(35)	(27)
Other, net	(5)	(2)	(3)	(4)
Total	$8	$2,205	$14	$2,249
Percentage of revenues	0.0%	8.0%	0.0%	4.2%

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

Expense for Income Taxes

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Expense for income taxes	$5,751	$193	$4,460	$174
Effective tax rate	(108.1)%	35.7%	(55.3)%	35.7%

We recorded income tax expense of $5.8 million and $4.5 million for the three and six months ended June 30, 2016, respectively.  The tax expense for the three and six months ended June 30, 2016 includes $7.6 million for an increase to the valuation allowance for our U.S. deferred tax assets.  Excluding the adjustment to the valuation allowance, the benefit recorded for the six months ended June 30, 2016 differed from the statutory rate of 34% due to the combination of U.S. pretax losses and foreign pretax profits at lower tax rates.

We recorded an income tax expense of $0.2 million for the three and six months ended June 30, 2015. The tax expense for the six months ended June 30, 2015 differed from the statutory rate of 34% primarily because of state income taxes.

At June 30, 2016 we had deferred tax assets net of deferred tax liabilities of $17.3 million, virtually all of which are related to the United States tax jurisdiction. Our valuation allowance against our deferred tax assets was $8.3 million at June 30, 2016 and $0.6 million at December 31, 2015. On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. We consider multiple factors in our evaluation of the need for a valuation allowance. Our domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets.

During the quarter ended June 30, 2016, there were two significant changes in the deferred tax asset recoverability evidence pattern.  The cumulative three year U.S. book income turned to a loss.  In addition, we experienced a significant shift in our Connected Solutions segment revenue to products that are designed, manufactured and sold through our China subsidiary directly into China. This will cause a significant shift going forward in our tax profitability from the United States to China. We believe this is the beginning of a long-term trend.

In the third quarter, we expect to complete a recapitalization of our China subsidiary to accommodate the initial working capital growth required to support the shift, and continue to anticipate permanently reinvesting future earnings and profits from our China subsidiary in China to support our future working capital needs there.  The Company re-forecasted its long-term domestic profitability in light of the shift in business to China that is occurring.  The analysis that we prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction.  We used a series of projections bound on the low side by what it would take for none of the deferred tax assets to be realized and on the high side by what it would take for all of the deferred tax assets to be realized.  We assigned probabilities to each scenario and the result was a weighted average valuation allowance of $7.6 million established at June 30, 2016. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

We regularly evaluate our estimates and judgments related to uncertain tax positions and when necessary, establish contingency reserves to account for our uncertain tax positions.  As we obtain more information through the settlement of tax audits and other pertinent information, these projections and estimates are reassessed and may be adjusted accordingly.  These adjustments may result in significant income tax provisions or provision reversals.

Operating (Loss) Income by Segment

	Three Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues

Connected Solutions	$1,792	11.4%	$1,498	8.3%
RF Solutions	(4,372)	-51.4%	(347)	-3.6%
Corporate	(2,750)	not meaningful	(2,816)	not meaningful
Total	$(5,330)	-22.0%	$(1,665)	-6.0%

	Six Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues

Connected Solutions	$3,094	10.2%	$3,187	9.0%
RF Solutions	(5,896)	-39.5%	786	4.2%
Corporate	(5,281)	not meaningful	(5,734)	not meaningful
Total	$(8,083)	-17.8%	$(1,761)	-3.3%

The total operating loss increased by $3.7 million during the three months ended June 30, 2016 compared to the same period in 2015 primarily due to the impairment of intangible assets of $4.7 million related to the customer relationships for the services reporting unit within the RF Solutions segment.  Operating profit for Connected Solutions increased $0.3 million because lower operating expenses offset the negative gross margin impact of lower revenues.  Operating profit for RF Solutions declined by $4.0 million as the impairment charge of $4.7 million offset higher gross margins, lower intangible amortization expense and lower engineering expenses.   Within the corporate function, expenses were approximately the same for the three months ended June 30, 2016 compared to the same period in 2015 as higher stock compensation expenses offset a decline in acquisition related costs.

The total operating loss increased by $6.3 million during the six months ended June 30, 2016 compared to the same period in 2015 primarily because of lower gross margin of $3.2 million on lower revenues and due to the impairment charge of $4.7 million.  Operating profit for Connected Solutions for the six months ended June 30, 2016 was approximately the same as the comparable period in 2015.  For the six months ended June 30, 2016, the $1.6 million gross margin decline in Connected Solutions was offset by a $1.5 million decrease in operating expenses.  Within the corporate function, expenses were lower in the six months ended June 30, 2016 by $0.5 million as higher stock compensation expenses offset the decline in acquisition related costs.

Stock-based compensation expense

Stock compensation expense was higher for the three and six months ended June 30, 2016 due to higher expense for restricted stock amortization and expense for our short-time incentive plan and because the second quarter 2015 included a reversal of expense related to our 2015 performance-based long-term incentive plan.  The increase in the expense for restricted stock is due to time-based equity awards granted to executives during 2015 and the first quarter 2016.  The reversal of expense for performance shares was because we determined that our 2015 performance objectives would not be met as of the second quarter 2015.  For the 2016 short-term incentive plan, executives will be paid their bonus in our stock.

The condensed consolidated statements of operations include $1.4 million and $2.2 million of stock compensation expense for the three and six months ended June 30, 2016, respectively.  Stock compensation expense for the three months ended June 30, 2016 consists of $0.7 million for time-based restricted stock awards, $0.4 million for shares to directors, $0.2 million for stock bonus expenses, $41 for stock option expenses and $42 for stock purchase plan expenses.  Stock compensation expense for the six months ended June 30, 2016 consists of $1.4 million for time-based restricted stock awards, $0.4 million for shares to directors, $0.2 million for stock bonus expenses, $129 for stock option expenses and $89 for stock purchase plan expenses.

The condensed consolidated statements of operations include $0.2 million and $0.7 million of stock compensation expense for the three and six months ended June 30, 2015, respectively. Stock compensation expense for the three months ended June 30, 2015 consists of $0.3 million for time-based restricted stock awards, $0.3 million for shares to directors, $0.1 million for stock option expenses and $57 for stock purchase plan expenses, offset by an expense reversal of $0.5 million related to performance units that are not expected to vest. Stock compensation expense for the six months ended June 30, 2015 consists of $0.6 million for time-based restricted stock awards, $0.3 million for shares to directors, $0.3 million for stock option expenses and $0.1 million for stock purchase plan expenses, offset by the expense reversal of $0.5 million related to performance units that are not expected to vest.

We did not capitalize any stock compensation expense during the three and six months ended June 30, 2016 or 2015.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015

Cost of revenues	$132	$56	$264	$129
Research and development	175	30	342	145
Sales and marketing	182	(18)	327	140
General and administrative	893	173	1,309	328
Total	$1,382	$241	$2,242	$742

Liquidity and Capital Resources

	Six Months Ended June 30,
	2016	2015

Net (loss) income	$(12,529)	$314
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	14,200	4,259
Changes in operating assets and liabilities	2,722	2,506
Net cash provided by operating activities	$4,393	$7,079
Net cash provided by (used in) investing activities	$1,364	$(7,279)
Net cash used in financing activities	$(5,468)	$(4,047)
Net increase (decrease) in cash	$289	$(4,247)

	June 30,	December 31,
	2016	2015
Cash and cash equivalents at the end of period	$7,305	$7,055
Short-term investments at the end of period	$21,973	$24,728
Working capital at the end of period	$53,596	$59,041

Liquidity and Capital Resources Overview

At June 30, 2016, our cash, cash equivalents and investments were approximately $29.3 million and we had working capital of $53.6 million.  Our primary source of liquidity is cash provided by operations, with short term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion.  We expect this historical trend to continue in the future even though the cash generated from the second quarter 2016 consisted of cash provided by balance sheet contraction, net of cash used from the income statement.

Within investing activities, capital spending historically ranges between 2.0% and 5.0% of our revenues and the primary use of capital is for manufacturing and development engineering requirements.  Our capital expenditures during the six months ended June 30, 2016 was approximately 3.1% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles.  We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time.  We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

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

Management believes that our current financial position, which includes $29.3 million in cash and investments and no debt, combined with our historic ability to generate free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support our operations.

Operating Activities:

Operating activities provided $4.4 million of cash during the six months ended June 30, 2016 as we generated $2.7 million of cash from our balance sheet activities and $1.7 million of cash from our income statement activities.  We generated cash of $2.8 million from decreases in accounts receivable and $2.3 million from reductions in inventories.  The contraction of accounts receivable was due to lower sequential revenues and lower days sales outstanding.  Revenues for the three months ended June 30, 2016 were $1.9 million lower than the three months ended December 31, 2015.  Inventories declined for both Connected Solutions and RF Solutions.  The $1.9 million reduction in accounts payable correlated to the reduction in inventories. We used $0.2 million for payroll taxes related to stock-based compensation.  The tax payments related to our stock issued for restricted stock awards.

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

Investing Activities:

Our investing activities generated $1.4 million of cash during the six months ended June 30, 2016.  During the six months ended June 30, 2016, redemptions and maturities of our short-term investments provided $31.3 million in funds and we rotated $28.5 million of cash into new short-term investments.  We used $1.4 million for capital expenditures during the six months ended June 30, 2016.  During the six months ended June 30, 2016, we used capital for facility expansion and upgrades at our Tianjin facility.

Our investing activities used $7.3 million of cash during the six months ended June 30, 2015. We used $20.5 million for the purchase of the Nexgen business in February 2015. We funded the acquisition from our cash and from investments that matured during January and February 2015. During the six months ended June 30, 2015, redemptions and maturities of our short-term investments provided $23.8 million in funds and we rotated $9.3 million of cash into new short-term investments. We used $1.3 million for capital expenditures during the six months ended June 30, 2015.

Financing Activities:

We used $5.5 million in cash for financing activities during the six months ended June 30, 2016.  We used $4.1 million to repurchase shares in the stock repurchase program and $1.7 million for cash dividends paid in February and May 2016.  We received $0.3 million in proceeds from the purchase of shares through our ESPP.

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

Contractual Obligations and Commercial Commitments

As of June 30, 2016, we had operating lease obligations of approximately $3.3 million through 2020, primarily for facility leases.  Our lease obligations were $4.0 million at December 31, 2015.  The decline in the operating lease obligation resulted from our exercise of the option early termination our Schaumburg, Illinois office lease, and the amendment of our Melbourne, Florida office lease to reduce the leased space.  The effective date of the termination of the Schaumburg lease is August 31, 2016.  We also exited our Englewood, Colorado facility and marketed the office for sublease.  We recorded restructuring expense based on the remaining lease payments for the Englewood facility, net of estimated sublease payments.

We had purchase obligations of $4.3 million and $5.1 million at June 30, 2016 and December 31, 2015, respectively.  These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.

We had a liability of $0.8 million related to income tax uncertainties at June 30, 2016 and December 31, 2015.  We do not know the timing of the settlement of this liability.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2015 Annual Report on Form 10-K (Item 7A).  As of August 9, 2016, there have been no material changes in this information.

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

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

Factors That May Affect Our Business, Financial Condition and Future Operating Results

See our 2015 Annual Report on Form 10-K (Item 7A).  As of August 9, 2016, there have been no material changes in this information.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.	Description

2.1

Asset Purchase Agreement dated February 27, 2015, by and among the Company, Nexgen Wireless, Inc. and other parties thereto.  Incorporated by reference to exhibit number 2.1 filed with the Registrant's Current Report on Form 8-K filed March 4, 2015.

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

101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

*  filed herewith

**  furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
a Delaware corporation

/s/ Martin H. Singer
Martin H. Singer
Chief Executive Officer

Date: August 9, 2016