Form 10-Q
period 2016-09-30
PC TEL INC
filed 2016-11-08
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, par value $.001 per share	17,339,314 as of November 7, 2016

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2016

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2016	2015
ASSETS

Cash and cash equivalents	$13,105	$7,055
Short-term investment securities	18,099	24,728
Accounts receivable, net of allowance for doubtful accounts of $252 and $314 at September 30, 2016 and December 31, 2015, respectively	17,997	21,001
Inventories, net	14,705	17,596
Prepaid expenses and other assets	1,300	1,586
Total current assets	65,206	71,966

Property and equipment, net	13,123	13,839
Goodwill	3,332	3,332
Intangible assets, net	4,724	11,378
Deferred tax assets, net	9,264	13,155
Other noncurrent assets	38	40
TOTAL ASSETS	$95,687	$113,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$5,307	$6,735
Accrued liabilities	5,542	6,190
Total current liabilities	10,849	12,925

Other long-term liabilities	447	388

Total liabilities	11,296	13,313

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,350,796 and 17,654,236 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	17	18
Additional paid-in capital	134,778	135,714
Accumulated deficit	(50,263)	(35,320)
Accumulated other comprehensive loss	(141)	(15)
Total stockholders’ equity	84,391	100,397

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$95,687	$113,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	$24,687	$26,526	$70,004	$80,477
COST OF REVENUES	15,750	18,063	44,779	52,495
GROSS PROFIT	8,937	8,463	25,225	27,982
OPERATING EXPENSES:
Research and development	2,451	2,863	7,581	8,506
Sales and marketing	3,396	3,603	9,925	10,558
General and administrative	2,890	2,847	9,157	9,513
Amortization of intangible assets	250	958	1,430	2,535
Impairment of intangible assets	0	0	4,724	0
Restructuring expenses	113	413	654	852
Total operating expenses	9,100	10,684	33,471	31,964
OPERATING LOSS	(163)	(2,221)	(8,246)	(3,982)
Other income, net	35	534	49	2,783
LOSS BEFORE INCOME TAXES	(128)	(1,687)	(8,197)	(1,199)
(Benefit) expense for income taxes	(303)	(625)	4,157	(451)
NET INCOME (LOSS)	$175	$(1,062)	$(12,354)	$(748)

Net Income (Loss) per Share:
Basic	$0.01	$(0.06)	$(0.77)	$(0.04)
Diluted	$0.01	$(0.06)	$(0.77)	$(0.04)

Weighted Average Shares:
Basic	16,106	17,626	16,136	18,059
Diluted	16,245	17,626	16,136	18,059

Cash dividend per share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

NET INCOME (LOSS)	$175	$(1,062)	$(12,354)	$(748)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(14)	(82)	(126)	(76)

COMPREHENSIVE INCOME (LOSS)	$161	$(1,144)	$(12,480)	$(824)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other	Total
		Additional		Comprehensive	Stockholders'
	Common	Paid-In	Retained	Income	Equity of
	Stock	Capital	Deficit	(Loss)	PCTEL, Inc.

BALANCE at JANUARY 1, 2016	$18	$135,714	$(35,320)	$(15)	$100,397

Stock-based compensation expense	0	3,187	0	0	3,187
Issuance of shares for stock purchase and option plans	0	649	0	0	649
Cancellation of shares for payment of withholding tax	0	(365)	0	0	(365)
Repurchase of common stock	(1)	(4,094)	0	0	(4,095)
Stock option forfeitures	0	(313)	0	0	(313)
Dividends paid	0	0	(2,589)	0	(2,589)
Net loss	0	0	(12,354)	0	(12,354)
Change in cumulative translation adjustment, net	0	0	0	(126)	(126)
BALANCE at SEPTEMBER 30, 2016	$17	$134,778	$(50,263)	$(141)	$84,391

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
.	2016	2015

Operating Activities:
Net loss	$(12,354)	$(748)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,335	5,261
Stock-based compensation	3,187	1,392
Impairment of intangible assets	4,724	0
Loss (gain) on disposal/sale of property and equipment	4	(18)
Restructuring costs	112	485
Payment of withholding tax on stock based compensation	(365)	(412)
Deferred tax provision	3,887	(640)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,946	8,641
Inventories	2,793	(908)
Prepaid expenses and other assets	280	(619)
Accounts payable	(1,360)	56
Income taxes payable	(153)	(110)
Other accrued liabilities	(891)	(3,535)
Deferred revenue	12	(1,044)
Net cash provided by operating activities	7,157	7,801

Investing Activities:
Capital expenditures	(1,699)	(1,583)
Proceeds from disposal of property and equipment	1	40
Purchases of investments	(47,552)	(20,277)
Redemptions/maturities of short-term investments	54,181	38,426
Purchase of assets	0	(20,500)
Net cash provided by (used in) investing activities	4,931	(3,894)

Financing Activities:
Proceeds from issuance of common stock	649	1,018
Payments for repurchase of common stock	(4,095)	(9,693)
Cash dividends	(2,589)	(2,770)
Net cash used in financing activities	(6,035)	(11,445)

Net increase (decrease) in cash and cash equivalents	6,053	(7,538)
Effect of exchange rate changes on cash	(3)	(7)
Cash and cash equivalents, beginning of year	7,055	20,432
Cash and Cash Equivalents, End of Period	$13,105	$12,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2016 (Unaudited)
(in thousands except share data and as otherwise noted)

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

Nature of Operations

PCTEL, Inc. (“PCTEL”, the “Company”, “we”, “ours”, and “us”) delivers Performance Critical Telecom solutions. RF Solutions develops and provides test equipment, software and engineering services for wireless networks. The industry relies upon PCTEL to benchmark network performance, analyze trends, and optimize wireless networks. Connected Solutions designs and delivers performance critical antennas and site solutions for wireless networks globally. PCTEL antennas support evolving wireless standards for cellular, private, and broadband networks. PCTEL antennas and site solutions support networks worldwide, including Supervisory Control and Data Acquisition (“SCADA”) for oil, gas and utilities, fleet management, industrial operations, health care, small cell and network timing deployment, defense, public safety, education, and broadband access.

Segment Reporting

PCTEL operates in two segments for reporting purposes, Connected Solutions and RF Solutions.  The Company’s chief operating decision maker uses operating profits and identified assets for the Connected Solutions and RF Solutions segments to make operating decisions.  Each segment has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions.  All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment.

Connected Solutions Segment

Connected Solutions designs and delivers performance critical antennas and site solutions for wireless networks globally.  The Company’s antennas and site solutions support networks worldwide, including SCADA for oil, gas and utilities, fleet management, industrial operations, health care, small cell and network timing deployment, defense, public safety, education, and broadband access. PCTEL's performance critical antenna solutions include high rejection and high performance GPS and GNSS products, the industry leading Yagi portfolio, mobile and indoor LTE, broadband, and LMR antennas and PIM-rated antennas for transit, in-building, and small cell applications.  The Company leverages its design, logistics, and support capabilities to deliver performance critical site solutions into carrier, railroad, and utility applications.  Revenue growth for antenna and site solutions is primarily driven by the increased use of wireless communications in these vertical markets. PCTEL’s antenna and site solution products are primarily sold through distributors, value-added resellers, and original equipment manufacturer (“OEM”) providers.

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

RF Solutions Segment

RF Solutions develops and provides performance critical test equipment, software, and engineering services for wireless networks. The industry relies upon PCTEL to benchmark network performance, analyze trends, and optimize wireless networks.  SeeGull® scanning receivers are used around the world for indoor and drive test applications, including baseline testing, acceptance testing, competitive benchmarking, spectrum clearing, troubleshooting, and network optimization. SeeGull scanning receivers provide high quality real-world RF measurements needed to build, tune, troubleshoot, and expand commercial wireless networks.  The Company’s highly-trained engineering services team uses state-of-the-art test, measurement, and design tools to provide engineering services for in-building and outdoor networks.  The Company’s engineering services team provides wireless network testing, optimization, design, integration, and consulting services, with an emphasis on in-building distributed antenna systems (“DAS”).  Revenue growth for the segment’s products and services is driven by the deployment of products based on new wireless technology and the need for wireless networks to be tuned and reconfigured on a regular basis.  Scanning receiver products are sold primarily through test and measurement value-added resellers and to a lesser extent directly to network operators.  Competitors for these products include OEMs such as JDS Uniphase, Rohde and Schwarz, Anritsu, Digital Receiver Technology, and Berkley Varitronics.

On February 27, 2015, PCTEL acquired substantially all of the assets of, and assumed certain specified liabilities of, Nexgen Wireless, Inc. (“Nexgen”), pursuant to an Asset Purchase Agreement dated as of February 27, 2015.  From the acquired business, the Company provides a network analysis tool portfolio now known as SeeHawk® Analytics, and engineering services.  The software product portfolio translates real-time network performance data into engineering actions to optimize operator performance and supports crowd-based, cloud-based data analysis to enhance network performance.   Engineering services include performance engineering, specialized staffing, and trend analysis for carriers, infrastructure vendors, and neutral hosts for 2G, 3G, 4G, and LTE networks.  Refer to Note 7 for additional information on the Nexgen acquisition.

PCTEL maintains expertise in several technology areas in order to be competitive in the scanning receiver and related engineering services market. These include radio frequency engineering, DSP engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Basis of Consolidation

The condensed consolidated balance sheet as of September 30, 2016 and the condensed consolidated statements of operations, statements of comprehensive loss, and cash flows for the nine months ended September 30, 2016 and 2015, respectively, are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2015.

Certain prior year amounts have been reclassified for consistency with the current period presentation.  The statements of operations for the three and nine months ended September 30, 2015 include reclassifications between cost of revenues and operating expenses for intangible amortization.  The Company reclassified $0.2 million and $0.4 million from operating expense to cost of revenues for the three and nine months ended September 30, 2015, respectively.  These reclassifications did not affect the operating loss or net income for the three and nine months ended September 30, 2015.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted.  The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“the 2015 Form 10-K”).  There were no changes in the Company’s significant accounting policies during the nine months ended September 30, 2016.  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2015 Form 10-K.  These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2015 Form 10-K.  The results of operations for the period ended September 30, 2016 may not be indicative of the results for the period ending December 31, 2016.

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally.  The functional currency for the Company’s foreign operations is predominantly the applicable local currency.  Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations.  Net foreign exchange gains resulting from foreign currency transactions included in other income, net were $11 and $5 for the three months ended September 30, 2016 and 2015, respectively.  Net foreign exchange losses resulting from foreign currency transactions included in other income, net were ($24) and ($23) for the nine months ended September 30, 2016 and 2015, respectively.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the emerging issues take force).  This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company for annual reporting periods beginning after December 15, 2017. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, including recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. ASU No. 2016-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Earlier application is permitted. The Company is currently evaluating the impact the standard may have on its consolidated financial statements and related disclosures.

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic Earnings Per Share computation:
Numerator:
Net (loss) income	$175	$(1,062)	$(12,354)	$(748)
Denominator:
Common shares outstanding	16,106	17,626	16,136	18,059
Earnings per common share - basic
Net (loss) income	$0.01	$(0.06)	$(0.77)	$(0.04)
Diluted Earnings Per Share computation:
Denominator:
Common shares outstanding	16,106	17,626	16,136	18,059
Restricted shares subject to vesting	139	*	*	*
Common stock option grants	0	*	*	*
Total shares	16,245	17,626	16,136	18,059
Earnings per common share - diluted
Net (loss) income	$0.01	$(0.06)	$(0.77)	$(0.04)

*

As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of  140,000 for the nine months ended September 30, 2016 and 183,000 and 369,000 for the three and nine months ended September 30, 2015, respectively, were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consisted of the following:

	September 30,	December 31,
	2016	2015
Cash	$5,426	$6,077
Cash equivalents	7,679	978
Short-term investments	18,099	24,728
	$31,204	$31,783

Cash and Cash equivalents

At September 30, 2016, cash and cash equivalents included bank balances and investments with original maturities less than 90 days.  At September 30, 2016 and December 31, 2015, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand.  The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities.  The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).  The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

At September 30, 2016, the Company had $5.4 million in cash and $7.7 million in cash equivalents, and at December 31, 2015, the Company had $6.1 million in cash and $1.0 million in cash equivalents.  The Company had $2.3 million and $1.3 million of cash and cash equivalents in foreign bank accounts at September 30, 2016 and December 31, 2015, respectively.  Within the cash in foreign bank accounts, the Company had cash of $2.0 million and $0.8 million in China bank accounts at September 30, 2016 and December 31, 2015, respectively.  The Company expects to repatriate the cash from its subsidiary in Israel during 2017.  The Company ceased ongoing operations of this subsidiary during the third quarter 2016 and expects to liquidate the subsidiary in 2017.  In December 2015 the Company recorded the expense for the estimated incremental income tax of $0.1 million related to the repatriation of the funds from Israel.  The Company does not expect the foreign currency exchange related to the repatriation of these funds to have a material impact on the financial statements.  As of September 30, 2016, the Company has no intentions of repatriating the cash in its foreign bank accounts in the U.K. or China.  If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner.  The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.  The Company’s cash in its foreign bank accounts is not insured.

Investments

At September 30, 2016 and December 31, 2015, the Company’s short-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, AA or higher rated corporate bonds, and certificates of deposit, all classified as held-to-maturity.  At September 30, 2016, the Company had invested $4.7 million in AA rated or higher corporate bonds, $3.5 million in U.S. government agency bonds, $5.8 million in pre-refunded municipal bonds and $4.1 million in certificates of deposit.  The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities.  The bonds have original maturities greater than 90 days and mature in less than one year.  The Company’s bond investments are recorded at the purchase price and carried at amortized cost.  The net unrealized gains (losses) were $(8) and $1 at September 30, 2016 and December 31, 2015, respectively.  Approximately 6% and 11% of the Company’s bond investments were protected by bond default insurance at September 30, 2016 and December 31, 2015, respectively.

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

Cash equivalents and Level 1 and Level 2 investments measured at fair value were as follows at September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other cash equivalents	$7,677	$0	$0	$7,677	$978	$0	$0	$978

Investments:
Pre-refunded municipal bonds	0	5,783	0	5,783	0	7,497	0	7,497
Corporate bonds	0	4,686	0	4,686	0	7,558	0	7,558
US government agency bonds	0	3,500	0	3,500	0	7,008	0	7,008
Certificates of deposit	4,124	0	0	4,124	2,666	0	0	2,666
Total	$11,801	$13,969	$0	$25,770	$3,644	$22,063	$0	$25,707

5. Goodwill and Intangible Assets

Goodwill

There were no changes to goodwill during the nine months ended September 30, 2016.  The $3.3 million of goodwill on the balance sheet was recorded in February 2015 as part of the purchase accounting for the Nexgen acquisition and was assigned to the RF

Solutions segment.  For evaluation purposes, this goodwill is part of the products reporting unit within the RF Solutions segment.  There were no triggering events for the products reporting unit of the RF Solutions segment during the quarter ended September 30, 2016.  The Company will continue to monitor goodwill going forward.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years.  Amortization expense was approximately $0.4 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively.  Amortization expense was approximately $1.9 million and $3.0 million for the nine months ended September 30, 2016 and 2015, respectively.  Amortization for technology assets is included in cost of revenues and amortization for all other intangible assets is included in operating expenses.  For the three and nine months ended September 30, 2016, $0.2 million and $0.5 million of the amortization expense was included in cost of revenues.  For the three and nine months ended September 30, 2015, $0.2 million and $0.4 million of the amortization expense was included in cost of revenues.

The summary of other intangible assets, net is as follows:

	September 30, 2016			December 31, 2015
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$25,497	$24,344	$1,153	$25,497	$18,616	$6,881
Patents and technology	10,114	7,837	2,277	10,114	7,337	2,777
Trademarks and trade names	4,960	4,022	938	4,960	3,738	1,222
Other	2,743	2,387	356	2,743	2,245	498
	$43,314	$38,590	$4,724	$43,314	$31,936	$11,378

The $6.6 million decrease in the net book value of intangible assets at September 30, 2016 compared to December 31, 2015 consists of amortization expense of $1.9 million recorded for the nine months ended September 30, 2016 and $4.7 million recorded for impairment of customer relationships that was recorded in the second quarter 2016.

During the second quarter of 2016 the revenue and contribution margin of the services reporting unit within the RF Solutions segment were below the forecast that was used during the intangible asset impairment test at March 31, 2016.  While the sequential quarterly revenue and contribution margin improved, it is still reflective of a long-term slowdown in the DAS market which is the primary market addressed by our service offering. The Company considered the changes to its forecast and the industry and market trends as a triggering event to assess the intangible assets of the service reporting unit for impairment.  The Company reviewed its intangible assets for impairment by performing a test of recoverability.  This test of recoverability failed because the undiscounted cash flows were below the carrying value of the services reporting unit.  Based on this result, the Company calculated the fair value of the services reporting unit with the assistance of a third-party valuation firm.  The cash flow forecast prepared by the Company included assumptions for revenues, gross margins, operating expenses, and the fair value included an assumption for the discount rate.  The fair value of the services reporting unit was calculated at $4.7 million below its carrying value.  The Company allocated the shortfall to the long-lived assets of the services reporting unit to derive new fair values of the individual long-lived assets.  The Company compared these adjusted fair values of the individual long-lived assets with the individually calculated or determined fair values of each long-lived asset.  Based on this analysis, the Company recorded 100% of the shortfall to its customer relationships as an impairment charge.  The Company is amortizing the remaining balance of the customer relationships for the services reporting unit over its remaining useful life.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	4 to 6 years	5.0
Patents and technology	3 to 6 years	5.1
Trademarks and trade names	3 to 8 years	5.5
Other	1 to 6 years	3.4

The Company’s scheduled amortization expense for 2016 and the next four years is as follows:

Fiscal Year	Amount
2016	$2,318
2017	$1,497
2018	$1,419
2019	$1,221
2020	$199

6. Balance Sheet Information

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 60 days.  The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required.  The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable.  The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable.  The Company’s allowance for doubtful accounts was $0.3 million each at September 30, 2016 and at December 31, 2015.  The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing.  Inventories as of September 30, 2016 and December 31, 2015 were composed of raw materials, sub-assemblies, finished goods and work-in-process.  The Company had consigned inventory with customers of $0.5 million and $0.7 million at September 30, 2016 and December 31, 2015, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on our identification of inventory where carrying value is above net realizable value.  The allowance for inventory losses was $2.8 million at September 30, 2016 and $2.2 million at December 31, 2015.

Inventories consisted of the following:

	September 30,	December 31,
	2016	2015
Raw materials	$8,903	$11,012
Work in process	1,097	917
Finished goods	4,705	5,667
Inventories, net	$14,705	$17,596

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

Property and equipment consisted of the following:

	September 30,	December 31,
	2016	2015
Building	$6,341	$6,227
Computers and office equipment	11,645	10,931
Manufacturing and test equipment	13,041	12,826
Furniture and fixtures	1,240	1,273
Leasehold improvements	1,228	1,001
Motor vehicles	19	42
Total property and equipment	33,514	32,300
Less: Accumulated depreciation and amortization	(22,161)	(20,231)
Land	1,770	1,770
Property and equipment, net	$13,123	$13,839

Depreciation and amortization expense was approximately $0.8 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $2.4  million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively.  Amortization for capital leases is included in depreciation and amortization expense.  See Note 10 for information related to capital leases.

Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2016	2015
Inventory receipts	$1,379	$1,628
Payroll, bonuses, and other employee benefits	1,293	1,179
Paid time off	1,199	1,271
Income and sales taxes	443	381
Warranties	319	348
Restructuring	186	237
Professional fees and contractors	167	305
Employee stock purchase plan	120	280
Real estate taxes	114	161
Deferred revenues	76	65
Other	246	335
Total	$5,542	$6,190

Long-term liabilities consist of the following:

	September 30,	December 31,
	2016	2015

Long-term obligations under capital leases	$174	$107
Deferred rent	171	250
Restructuring	93	0
Deferred revenues	9	31
Total	$447	$388

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

On April 7, 2015, Samsung Electronics America, Inc., as successor in interest to Samsung Telecommunications America, LLC (“Samsung”), provided Nexgen and the Company with a final notice of Samsung’s election to terminate, effective April 30, 2015, the Contractor Services Agreement, dated May 2, 2012 (the “CSA”), by and between Samsung and Nexgen.  On May 5, 2015, the Company and the Nexgen Parties entered into an Amendment to the Asset Purchase Agreement (the “Nexgen APA Amendment”) with the following principal terms: (a) Nexgen agreed to transfer to the Company previously excluded accounts receivable with an aggregate value of $0.8 million; (b) the aggregate amount potentially payable to the Nexgen Parties as contingent consideration was reduced from $2.0 million to $1.0 million; (c) the Company waived its right to seek additional indemnification from the Nexgen Parties for matters specified therein; (d) the parties directed that $2.25 million in escrowed funds potentially payable to the Nexgen Parties pursuant to the Nexgen APA be released to the Company; (e) Mr. Thakkar relinquished a portion of the equity awards previously granted to him; and (f) the Company released various potential claims against Nexgen and the Nexgen Parties with respect to the termination of the CSA and related matters. The measurement period for the revised contingent consideration amount commenced on January 1, 2016 and ends on December 31, 2016 and is dependent on software revenue-based goals pertaining to the acquired business.  As of September 30, 2016 and December 31, 2015, respectively, the Company estimated that the contingent liability would be $0.

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

The Company did not have any material relationship with Mr. Thakkar and the other Nexgen Parties other than in respect of the Nexgen APA, the Nexgen APA Amendment and the transactions provided for therein.  Effective November 2015, Mr. Thakkar resigned from his role as the Company’s Vice President and Chief Technology Officer, Network Analytics.

The Company assumed Nexgen’s existing lease for Nexgen’s offices in Schaumburg, Illinois.  Effective March 2016, the Company exercised its right of early termination of the Schaumburg lease.  The lease termination was effective as of August 31, 2016.  The Company moved the employees from the Schaumburg office to its Bloomingdale office prior to the termination date.  The Nexgen services acquired in 2015 were integrated into the existing RF engineering services operation and the data analytics products were integrated in the RF scanner product line.  The Company recognizes revenue for the engineering services under the completed performance method.  For specialized staffing, the Company recognizes revenue as services are provided to the customer.

The Company’s results for the nine months ended September 30, 2015 include the operating results for the business acquired from Nexgen from the acquisition date. The following unaudited pro forma financial information gives effect to the acquisition of the Nexgen business as if the acquisition had taken place on January 1, 2015. The pro forma financial information for Nexgen was derived from the historical accounting records of Nexgen.

(unaudited)
Nine Months Ended
September 30, 2015
REVENUES	$83,435
NET INCOME	$(719)
Net Income per Share	$(0.04)

Since the Nexgen acquisition occurred in February 2015, pro forma information is presented for the nine months ended September 30, 2015.  The pro forma results include adjustments for intangible amortization of $0.3 million for the three months ended March 31, 2015.  The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2015, nor is it necessarily indicative of the Company’s future consolidated results of operations or financial position.

8. Stock-Based Compensation

The condensed consolidated statements of operations include $0.9 million and $3.2 million of stock compensation expense for the three and nine months ended September 30, 2016, respectively.  Stock compensation expense for the three months ended September 30, 2016 consists of $0.6 million for time-based restricted stock awards, $0.3 million for stock bonuses related to the short-term incentive plan (“STIP”), $13 for stock options and $42 for the Employee Stock Purchase Plan (“ESPP”).  Stock compensation expense for the nine months ended September 30, 2016 consists of $2.1 million for time-based restricted stock awards, $0.4 million for shares to directors, $0.4 million for stock bonuses related to the STIP, $0.1 million for stock options and $0.1 million  for the ESSP.

The condensed consolidated statements of operations include $0.7 million and $1.4 million of stock compensation expense for the three and nine months ended September 30, 2015, respectively. Stock compensation expense for the three months ended September 30, 2015 consists of $0.5 million for time-based restricted stock awards, $33 related to performance awards, $57 for stock options, and $55 for the ESPP.  Stock compensation expense for the nine months ended September 30, 2015 consists of $1.1 million for time-based restricted stock awards, $0.3 million for shares to directors, $0.4 million for stock options and $0.2 million for the ESPP, offset by the expense reversal of $0.5 million related to performance awards that are not expected to vest.

The Company did not capitalize any stock compensation expense during the three and nine months ended September 30, 2016 or 2015. Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015

Cost of revenues	$61	$115	$325	$244
Research and development	183	99	525	244
Sales and marketing	158	230	486	370
General and administrative	542	206	1,851	534
Total	$944	$650	$3,187	$1,392

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

The following table summarizes service-based restricted stock activity for the nine months ended September 30, 2016:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested Restricted Stock Awards - December 31, 2015	1,050,172	$6.11
Shares awarded	452,300	5.61
Shares vested	(204,398)	6.61
Shares cancelled	(134,726)	6.17
Unvested Restricted Stock Awards - September 30, 2016	1,163,348	$5.83

The intrinsic value of service-based restricted shares that vested during the three months ended September 30, 2016, and 2015, was $0.6 million and $57, respectively.  The intrinsic value of service-based restricted shares that vested during the nine months ended September 30, 2016, and 2015, was $1.0 million and $1.1 million, respectively.

At September 30, 2016, total unrecognized compensation expense related to restricted stock was approximately $3.7 million, net of forfeitures to be recognized through 2020 over a weighted average period of 1.8 years.

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

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2016:

		Weighted
		Average
		Grant Date
	Units	Fair Value

Unvested Restricted Stock Units - December 31, 2015	22,725	$5.65
Units awarded	15,000	5.61
Units vested	(1,337)	7.25
Unvested Restricted Stock Units - September 30, 2016	36,388	$5.57

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the nine months ended September 30, 2016 was $7.  No units vested during the three months ended September 30, 2016. The intrinsic value of service-based restricted stock units that vested and issued as shares during the nine months ended September 30, 2015 was $20.

As of September 30, 2016, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $0.1 million, to be recognized through 2020 over a weighted average period of 1.3 years.

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2016 is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Outstanding at December 31, 2015	1,220,442	$7.72
Granted	24,500	4.95
Expired or Cancelled	(294,229)	8.84
Forfeited	(63,471)	7.24
Outstanding at September 30, 2016	887,242	$7.31

Exercisable at September 30, 2016	662,089	$7.39

There were 24,500 options granted during the three months and nine months ended September 30, 2016.  There were no exercises of stock options during the nine months ended September 30, 2016.  During the nine months ended September 30, 2015, the Company received proceeds of $0.3 million from the exercise of 35,134 options. The intrinsic value of these options exercised was $34.

The range of exercise prices for options outstanding and exercisable at September 30, 2016, was $4.50 to $11.00.  The following table summarizes information about stock options outstanding under all stock option plans:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted-		Weighted
Range of			Number	Contractual Life	Average	Number	Average
Exercise Prices			Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$4.50	--	$6.00	36,379	6.46	$5.28	1,755	$5.90
6.01	--	6.50	16,267	2.54	6.23	16,267	6.23
6.51	--	7.00	37,522	1.65	6.85	36,251	6.86
7.01	--	7.50	641,360	3.43	7.17	499,454	7.17
7.51	--	8.00	18,000	4.04	7.80	12,352	7.81
8.01	--	8.50	75,232	4.73	8.12	35,415	8.14
8.51	--	9.00	6,750	2.83	8.76	5,301	8.77
9.01	--	9.50	38,832	0.38	9.29	38,832	9.29
9.51	--	10.00	15,500	1.97	9.63	15,062	9.63
10.01	--	11.00	1,400	1.84	10.46	1,400	10.46
$4.50	--	$11.00	887,242	3.42	$7.31	662,089	$7.39

The weighted average contractual life and intrinsic value at September 30, 2016, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	3.42	$8
Options Exercisable	3.09	$0

The intrinsic value is based on the share price of $5.29 at September 30, 2016.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions at September 30th:

September 30,
2016
Dividend yield	3.8%
Risk-free interest rate	0.8%
Expected volatility	33%
Expected life (in years)	4.9

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

As of September 30, 2016, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $0.1 million, net of estimated forfeitures to be recognized through 2020 over a weighted average period of 1.0 year.

Performance-based Equity Awards

The Company issued performance share awards to executives in 2014 and 2015. The fair value of these performance share awards was calculated based on the stock price on the date of grant.

In June 2015, the Company’s Board of Directors approved the 2015 Long-Term Incentive Plan (“2015 LTIP”).  Under the 2015 LTIP, shares can be earned by certain executive employees based upon achievement of revenue goals over a four-year period with a penalty if certain earnings levels are not maintained. The four-year period was divided into two interim periods (each an “Interim Period”), the first of which will end on December 31, 2016, and the second of which will end on December 31, 2018.  At the award date, the number of shares that could be earned collectively by all participants at threshold and target were 212,000 and 424,000, respectively.  Stock compensation expense is amortized over the performance period for these awards based on estimated achievement of the goals.  No expense has been recorded during the year ended December 31, 2015 or during the nine months ended September 30, 2016 for the 2015 LTIP because the Company does not believe it will meet the revenue threshold for the year ended December 31, 2016.

In March 2014, the Company’s Board of Directors approved the 2014 Long-Term Incentive Plan (“2014 LTIP”).  Under the 2014 LTIP, shares can be earned by certain executive employees based upon achievement of revenue goals over a four-year period with a penalty if certain profit levels are not maintained. The four-year period was divided into two interim periods (each an “Interim Period”), the first of which will end on December 31, 2015, and the second of which will end on December 31, 2017. The number of shares that could be earned collectively by all participants at threshold and target were 190,000 and 380,000, respectively.  Stock compensation expense is amortized over the performance period for these awards based on estimated achievement of the goals.  No expense was recorded for the first Interim Period of the 2014 LTIP because the Company did not meet the revenue threshold for the year ended 2015.  Unvested awards of 162,000 related to the Interim Period ended December 31, 2015 were cancelled in December 2015.

The Company had 455,000 and 555,000 unvested performance awards at September 30, 2016 and December 31, 2015, respectively.  There were forfeitures of 100,000 awards during the nine months ended September 30, 2016 due to employee attrition.

Director shares

In June 2016, the Company issued 85,374 shares to directors that immediately vested.  The intrinsic value of these shares was $0.4 million based on the share price of $4.65 on the award date.  In June 2015, the Company issued 37,379 shares to directors that immediately vested.  The intrinsic value of these shares was $0.3 million based on the share price of $7.41 on the award date.

Short-term incentive plan

For the Company’s 2016 STIP, executives will be paid in shares of the Company’s stock.  Any shares earned under the STIP will be awarded in the first quarter of 2017 based on the performance period ending December 31, 2016.  During the nine months ended September 30, 2016, the Company recorded the expense based on an estimate of the achievement of the award on a pro-rata basis over the measurement period.

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period.  Each offering period is approximately six months.  The Company received proceeds of $0.3 million from the issuance of 67,533 shares under the ESPP in August 2016 and received proceeds of $0.4 million from the issuance of 76,314 shares under the ESPP in August 2015.  The Company received proceeds of $0.4 million from the issuance of 78,415 shares under the ESPP in February 2016 and received proceeds of $0.4 million from the issuance of 57,293 shares under the ESPP in February 2015.

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

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	September 30,
	2016	2015
Dividend yield	3.8%	3.4%
Risk-free interest rate	0.8%	0.6%
Expected volatility	33%	34%
Expected life (in years)	0.5	0.5

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

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes.  For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority.  For withholding taxes related to stock awards, the Company paid $0.4 million during the nine months ended September 30, 2016 and 2015, respectively.

Stock Repurchases

The Company repurchased 783,212 shares at an average price of $5.23 during the first quarter 2016.  No shares were repurchased during the three months ended September 30, 2016.  As of the first quarter 2016, the Company had no shares that could still be repurchased under previously approved programs.  The Company repurchased 1,942,788 shares at an average price of $6.22 during the year ended December 31, 2015.  In total, the Company repurchased 2,726,000 shares under share repurchase program during the past twelve months.

9. Benefit Plans

Employee Benefit Plans

The Company’s 401(k) plan covers all of the U.S. employees beginning the first day of the month following the first month of their employment.  Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit.  The Company matches employee contributions up to 4% and may also make discretionary contributions to the 401(k) plan.  The Company also contributes to various retirement plans for foreign employees.

The Company’s contributions to retirement plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
PCTEL, Inc. 401(k) Profit sharing Plan - US employees	$168	$195	$509	$575
Defined contribution plans - foreign employees	89	87	285	248
Total	$257	$282	$794	$823

10. Commitments and Contingencies

Restructuring

During the nine months ended September 30, 2016, the Company incurred restructuring expenses of $0.7 million consisting of $0.3 million in employee severance and payroll related costs, $0.3 million for lease terminations, and $0.1 million related to fixed asset disposals.  During the first quarter 2016, the Company reduced headcount in its RF Solutions segment related to services and SeeHawk analytics, and exited from its Colorado office in order to consolidate facility space.

The restructuring expense incurred for lease terminations include the remaining obligations under the lease, net of assumed proceeds for a sublease.  As of September 30, 2016, the Colorado office has not been subleased.  During the three months ended September 30, 2016, the Company increased its liability by $0.1 million for the Colorado lease termination based on a revised sublease assumption.

Of the $0.3 million restructuring liability at September 30, 2016, $0.2 million was included in accrued liabilities and $0.1 million was included in long-term liabilities in the consolidated balance sheets.  The restructuring liability of $0.2 million at December 31, 2015 was included in accrued liabilities in the consolidated balance sheets.

The following table summarizes the restructuring activity during the nine months ended September 30, 2016 and the status of the reserves at September 30, 2016.

	December 31, 2015	Restructuring Expenses	Cash Payments/ Adjustments	September 30, 2016

Severance and related employee benefits	$237	$254	$(422)	$69
Lease terminations	0	328	(119)	209
Fixed assets	0	72	(72)	0
Total	$237	$654	$(613)	$278

Operating Leases

The Company has operating leases for facilities through 2020 and office equipment through 2019.  The future minimum rental payments under these leases at September 30, 2016, are as follows:

Year	Amount
2016	$245
2017	907
2018	887
2019	827
2020	308
Thereafter	28
Future minimum lease payments	$3,202

The rent expense under leases was approximately $0.2 million and $0.3 million for the three months ended September 30, 2016, and 2015, respectively, and approximately $0.7 million and $0.8 million for the nine months ended September 30, 2016, and 2015, respectively.

In February 2016, the Company modified the lease agreement for the office of its engineering services business in Melbourne, Florida.  Under the lease amendment, the Company reduced the lease space from 6,174 sq. ft. to 3,600 sq. ft.  The expiration lease term remained the same at December 31, 2018.  There were no additional fees related to this lease amendment.

To increase antenna manufacturing capacity at the Company’s Tianjin, China facility, in October 2015 the Company entered into a new five-year lease for additional manufacturing space in consisting of 22,169 square feet which expanded the Company’s footprint in Tianjin to 44,289 square feet. This lease expires October 2020. The total lease obligation pursuant to this lease was $0.2 million.

In May 2015, the Company entered into a new five-year, five month lease for office space in Englewood, Colorado, consisting of 4,759 square feet of office space for the engineering services business.  The lease expires on October 31, 2020; however, during the first quarter 2016, the Company vacated this facility and is marketing this property for sublease.  Excluding any sublease payments, the remaining lease obligation pursuant to this lease was $0.5 million at September 30, 2016.

Pursuant to the Asset Purchase Agreement dated February 27, 2015 with Nexgen, the Company assumed Nexgen’s lease for office space in Schaumburg, Illinois consisting of 6,652 square feet.  The total lease obligation pursuant to this lease assumption was $0.3 million.  The Schaumburg lease expires on October 31, 2018, but the lease contained a one-time option to elect an early termination of the lease on August 31, 2016.  In March 2016, the Company exercised the early termination option and paid a fee of $57. The Company exited this office space in August 2016 and has no further interest or obligations in the office space.

In June 2016, the Company entered into a new four-year lease for its Beijing Design Center, at the same location, consisting of 5,393 square feet.  The total lease obligation pursuant to this lease agreement was $0.4 million.

Capital Leases

The Company has capital leases for office and manufacturing equipment.  The net book values for assets under capital leases were as follows:

	September 30, 2016	December 31, 2015
Cost	$324	$190
Accumulated Depreciation	(88)	(48)
Net Book Value	$236	$142

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount

2016	$19
2017	77
2018	76
2019	60
2020	20
2021	8
Total minimum payments required:	260
Less amount representing interest:	18
Present value of net minimum lease payments:	$242

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The Company’s allowance for product returns was $0.1 million and $0.2 million at September 30, 2016 and December 31, 2015, respectively, and is included within accounts receivable on the accompanying condensed consolidated balance sheet.

The Company offers repair and replacement warranties of up to five years for certain antenna products and scanning receiver products.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends.  The warranty reserve was $0.3 million at September 30, 2016 and December 31, 2015, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$348	$304
Provisions for warranties	57	93
Consumption of reserves	(86)	(16)
Ending balance	$319	$381

11. Income Taxes

The Company recorded an income tax benefit of $0.3 million for the three months ended September 30, 2016 and income tax expense of $4.2 million for the nine months ended September 30, 2016.  The tax expense for the nine months ended September 30, 2016 includes $7.6 million for an increase to the valuation allowance for the Company’s U.S. deferred tax assets.  Excluding the adjustment to the valuation allowance, the benefit recorded for the nine months ended September 30, 2016 differed from the statutory rate of 34% due to the combination of U.S. pretax losses and foreign pretax profits at lower tax rates and due to state taxes.

The Company recorded an income tax benefit of $0.6 million and $0.5 million for the three and nine months ended September 30, 2015, respectively. The tax benefit for the nine months ended September 30, 2015 differed from the statutory rate of 34% primarily because of state income taxes.

At September 30, 2016, the Company has deferred tax assets net of deferred tax liabilities of $17.6 million, virtually all of which are related to the United States tax jurisdiction. The Company’s valuation allowance against its deferred tax assets was $8.3 million at September 30, 2016 and $0.7 million at December 31, 2015. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets.

During the quarter ended June 30, 2016, there were two significant changes in the deferred tax asset recoverability evidence pattern.  The cumulative three year US book income turned to a loss. In addition, the Company experienced a significant shift in its Connected Solutions segment revenue to products that are designed, manufactured and sold through the Company’s China subsidiary directly into China. This will cause a significant shift going forward in the Company’s tax profitability from the United States to China.  The Company believes this is the beginning of a long-term trend.  In the third quarter, the Company completed a recapitalization of its China subsidiary to accommodate the initial working capital growth required to support the shift and continues to anticipate permanently reinvesting future earnings and profits from its China subsidiary in China to support its future working capital needs there.

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

The Company’s gross unrecognized tax benefit was $0.8 million at September 30, 2016 and December 31, 2015.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s U.S. federal and state tax returns remain subject to examination for 2012 and subsequent periods.

12. Segment, Customer and Geographic Information

PCTEL operates in two segments for reporting purposes.  The Company’s Connected Solutions segment includes its antenna and engineered site solutions.  Its RF Solutions segment includes its scanning receivers and engineering services. Each of the segments has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions.  All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment.  The Company’s chief operating decision maker uses operating profits and identified assets for Connected Solutions and RF Solutions segments to make operating decisions.

The following tables are the segment operating profits and cash flow information for the three and nine months ended September 30, 2016 and 2015, respectively, and the segment balance sheet information as of September 30, 2016 and December 31, 2015:

	Three Months Ended September 30, 2016
	Connected Solutions	RF Solutions	Corporate	Total

REVENUES	$17,136	$7,609	$(58)	$24,687
GROSS PROFIT	5,771	3,179	(13)	8,937
OPERATING INCOME (LOSS)	$2,530	$(330)	$(2,363)	$(163)

Depreciation	$484	$330	$0	$814
Intangible amortization	$39	$378	$0	$417
Capital expenditures	$288	$41	$5	$334

	Nine Months Ended September 30, 2016
	Connected Solutions	RF Solutions	Corporate	Total

REVENUES	$47,616	$22,552	$(164)	$70,004
GROSS PROFIT	$15,035	$10,197	$(7)	$25,225
OPERATING INCOME (LOSS)	$5,625	$(6,227)	$(7,644)	$(8,246)

Depreciation	$1,417	$988	$0	$2,405
Intangible amortization	$153	$1,777	$0	$1,930
Capital expenditures	$1,127	$239	$333	$1,699

	As of September 30, 2016
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$11,801	$6,196	$0	$17,997
Inventories	$12,371	$2,334	$0	$14,705

Long-lived assets:
Property and equipment, net	$10,028	$2,312	$783	$13,123
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$272	$4,452	$0	$4,724
Deferred tax assets, net	$0	$0	$9,264	$9,264
Other noncurrent assets	$0	$0	$38	$38

	Three Months Ended September 30, 2015
	Connected Solutions	RF Solutions	Corporate	Total

REVENUES	$17,450	$9,115	$(39)	$26,526
GROSS PROFIT	$4,729	$3,727	$7	$8,463
OPERATING INCOME (LOSS)	$1,160	$(1,058)	$(2,323)	$(2,221)

Depreciation	$428	$289	$64	$781
Intangible amortization	$195	$930	$0	$1,125
Capital expenditures	$135	$151	$0	$286

	Nine Months Ended September 30, 2015
	Connected Solutions	RF Solutions	Corporate	Total

REVENUES	$52,903	$27,749	$(175)	$80,477
GROSS PROFIT	$15,549	$12,413	$20	$27,982
OPERATING INCOME (LOSS)	$4,255	$(181)	$(8,056)	$(3,982)

Depreciation	$1,281	$809	$208	$2,298
Intangible amortization	$655	$2,308	$0	$2,963
Capital expenditures	$653	$836	$94	$1,583

	As of December 31, 2015
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$12,875	$8,126	$0	$21,001
Inventories	$15,507	$2,089	$0	$17,596

Long-lived assets:
Property and equipment, net	$10,250	$2,985	$604	$13,839
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$425	$10,953	$0	$11,378
Deferred tax assets, net	$0	$0	$13,155	$13,155
Other noncurrent assets	$0	$0	$40	$40

The Company’s revenues attributable to products and services are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues:
Products	$20,892	$22,393	$61,383	$68,583
Services	3,795	4,133	8,621	11,894
Total revenues	$24,687	$26,526	$70,004	$80,477

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues:
Products	$12,637	$14,214	$36,735	$41,742
Services	3,113	3,849	8,044	10,753
Total cost of revenues	$15,750	$18,063	$44,779	$52,495

The Company’s revenue to customers by geographic location, as a percent of total revenues, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Region	2016	2015	2016	2015
Asia Pacific	21%	9%	19%	9%
Europe, Middle East, & Africa	7%	7%	8%	9%
Other Americas	6%	7%	6%	6%
Total Foreign sales	34%	23%	33%	24%

There was one customer that accounted for greater than 10% of revenues for the three months ended September 30, 2016.  There were no customers that accounted for greater than 10% of revenues for the three months ended September 30, 2015 or for the nine months ended September 30, 2016 and 2015, respectively.

13. Related Parties

The Company leased its Pryor, Oklahoma facility from American Tradition Custom Steel LLC, of which Aaron Jarvis is a member.  Mr. Jarvis was the operations manager for the Company’s mobile tower business.  Mr. Jarvis’ employment with the Company ended in September 2015, and the lease terminated on October 31, 2015.  Effective October 2015, the Company entered into a contract with Mr. Jarvis pursuant to which he provided warranty support for the mobile towers product line.  The warranty support was complete as of September 30, 2016.

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

Our third quarter 2016 revenues decreased by $1.8 million, or approximately 7% compared to the same period in 2015, due to lower revenues from both the Connected Solutions and RF Solutions segments.  We recorded an operating loss of $0.2 million for the three months ended September 30, 2016 compared to an operating loss of $2.2 million in the same period in 2015, and an operating loss of $8.2 million for the nine months ended September 30, 2016 compared to an operating loss of $4.0 million in the same period in 2015. We recorded net income of $0.2 million for the three months ended September 30, 2016 compared to net loss of $1.1 million for the three months ended September 30, 2015, and a net loss of $12.4 million for the nine months ended September 30, 2016 compared to a net loss of $0.8 million for the same period in 2015.

The net loss for the nine months ended September 30, 2016 includes $7.6 million for income tax expense related to a partial valuation allowance of our U.S. deferred tax assets and $4.7 million for impairment expense related to customer relationships within RF Solutions.  The net income for the three and nine months ended September 30, 2015 included other income of $0.5 million and $2.8 million, respectively.  For the nine months ended September 30, 2015, settlement income of $2.7 million related to the Nexgen APA Amendment and consisted of $2.25 million for the release of the Nexgen escrow fund and $0.8 million from the collection of previously excluded accounts receivables, offset by $0.4 million of expense recognized for the liability of the revised Nexgen earnout.

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

On February 27, 2015, PCTEL acquired substantially all of the assets of, and assumed certain specified liabilities of, Nexgen Wireless, Inc. (“Nexgen”) pursuant to an Asset Purchase Agreement dated as of February 27, 2015 (the “Nexgen APA”).  Nexgen provided a network analysis tool portfolio now known as SeeHawk Analytics, and engineering services.  The RF engineering services acquired in 2015 were integrated into the existing RF engineering services operation and the data analytics products were integrated in the RF scanning receiver product line.  Nexgen’s software product portfolio translates real-time network performance data into engineering actions to optimize operator performance and supports crowd-based, cloud-based data analysis to enhance network performance.  Nexgen provides performance engineering, specialized staffing, and trend analysis for carriers, infrastructure vendors, and neutral hosts for 2G, 3G, 4G, and LTE networks.  Refer to Note 7 of the financial statements for more information on the Nexgen acquisition.

Results of Operations

Three and Nine Months Ended September 30, 2016 and 2015

(in thousands)

Revenues by Segment

	Three Months Ended September 30,
	2016	2015	$ Change	% Change

Connected Solutions	$17,136	$17,450	$(314)	-1.8%
RF Solutions	7,609	9,115	(1,506)	-16.5%
Corporate	(58)	(39)	(19)	not meaningful
Total	$24,687	$26,526	$(1,839)	-6.9%

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change

Connected Solutions	$47,616	$52,903	$(5,287)	-10.0%
RF Solutions	22,552	27,749	(5,197)	-18.7%
Corporate	(164)	(175)	11	not meaningful
Total	$70,004	$80,477	$(10,473)	-13.0%

Revenues decreased 6.9% for the three months ended September 30, 2016 compared to the same period in 2015.  Connected Solutions revenues decreased 1.8% for the three months ended September 30, 2016 compared to same period in 2015 primarily because the third quarter 2015 included revenues of $0.7 million for mobile towers.  We exited from the mobile tower business in the third quarter 2015.  Connected Solutions revenues decreased 10.0% for the nine months ended September 30, 2016 compared to same period in 2015 due to lower kitting revenues in the U.S. cellular market and due to the exit from the mobile tower business.  RF Solutions revenue decreased 16.5% and 18.7% for the three and nine months ended September 30, 2016, respectively compared to same periods in 2015 due to lower revenues from products and services.  For the three months ended September 30, 2016 compared to the same period in the prior year, revenues for in-building services increased, but revenues declined for Subject Matter Expert services and for products.  Product revenues were negatively impacted by the acquisition of one of our large OEM customers for scanning receivers.  For the nine months ended September 30, 2016 compared to the same period in 2015, revenues were lower for services due a downturn in North American cellular carrier spending and slower DAS deployment.

Gross Profit by Segment

	Three Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues

Connected Solutions	$5,771	33.7%	$4,729	27.1%
RF Solutions	3,179	41.8%	3,727	40.9%
Corporate	(13)	not meaningful	7	not meaningful
Total	$8,937	36.2%	$8,463	31.9%

	Nine Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues

Connected Solutions	$15,035	31.6%	$15,549	29.4%
RF Solutions	10,197	45.2%	12,413	44.7%
Corporate	(7)	not meaningful	20	not meaningful
Total	$25,225	36.0%	$27,982	34.8%

The gross profit percentage of 36.2% for the three months ended September 30, 2016 was 4.3% higher than the same period in 2015 due to higher gross profit percentages in both Connected Solutions and RF Solutions.  The gross profit percentage for Connected Solutions increased 6.6% during the three months ended September 30, 2016 compared to the same period in 2015 due to the favorable impact of manufacturing cost reductions implemented in the fourth quarter 2015 and favorable product mix with a higher proportion of antennas, lower proportion of kitting, and no mobile towers.  The gross margin percentage increased 2.2% for the nine months ended September 30, 2016 compared to the same period in 2015 due to the favorable impact of the manufacturing cost reductions and favorable product mix offset by higher expense for reserves for excess and obsolete inventories.  The gross profit percentage for RF Solutions increased 0.9% and 0.5% for the three and nine months ended September 30, 2016 compared to the same period in 2015.  The increase in the RF Solutions gross margin percentage for the three months ended September 30, 2016 was higher due to better gross margins for services.  The increase in the RF Solutions gross margin percentage for the nine months ended September 30, 2016 was due to better gross margins for services and due to a higher mix of product revenue with its higher margins compared to services.  During the nine months ended September 30, 2016, the revenue mix consisted of approximately 62% products compared to 57% products for the same period in 2015.

Consolidated Operating Expenses

	Three Months Ended September 30,		Three Months Ended September 30,	% of Revenues
	2016	Change	2015	2016	2015
Research and development	$2,451	$(412)	$2,863	9.9%	10.8%
Sales and marketing	3,396	(207)	3,603	13.8%	13.6%
General and administrative	2,890	43	2,847	11.7%	10.7%
Amortization of intangible assets	250	(708)	958	1.0%	3.6%
Restructuring expenses	113	(300)	413	0.5%	1.6%
	$9,100	$(1,584)	$10,684	36.9%	40.3%

	Nine Months Ended September 30,		Nine Months Ended September 30,	% of Revenues
	2016	Change	2015	2016	2015
Research and development	$7,581	$(925)	$8,506	10.8%	10.6%
Sales and marketing	9,925	(633)	10,558	14.2%	13.1%
General and administrative	9,157	(356)	9,513	13.1%	11.8%
Amortization of intangible assets	1,430	(1,105)	2,535	2.0%	3.1%
Impairment of intangible assets	4,724	4,724	0	6.7%	0.0%
Restructuring charges	654	(198)	852	0.9%	1.1%
	$33,471	$1,507	$31,964	47.7%	39.7%

Research and Development

Research and development expenses decreased approximately $0.4 million and $0.9 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015.  For the three months ended September 30, 2016 compared to the same period in 2015, cash-based research and development expenses declined by $0.3 million for RF Solutions and $0.2 million for Connected Solutions, offset by $0.1 million of higher stock compensation expenses.  For the nine months ended September 30, 2016 compared to the same period in 2015, cash-based research and development expenses decreased by $0.8 million for RF Solutions and $0.4 million for Connected Solutions, offsetting $0.3 million of higher stock compensation expenses.  Research and development expenses for RF Solutions are lower in 2016 due to headcount reductions from the third quarter 2015 for scanning receivers and from the first quarter 2016 for SeeHawk analytics.  Headcount was reduced after the completion of development projects.  Research and development expenses for Connected Solutions are lower due in 2016 to headcount reductions from 2015.

Sales and Marketing

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses decreased by approximately $0.2 million for the three months ended September 30, 2016 compared to the same period in 2015 and declined by $0.6 million for the nine months ended September 30, 2016 compared to the same period in 2015.  For the three months ended September 30, 2016, expenses were lower by approximately $0.1 million each for Connected Solutions and RF Solutions.  For the nine months ended September 30, 2016, cash-based expenses were lower by $0.7 million for Connected Solutions offsetting higher stock compensation expenses.  The expense reduction in Connected Solutions is due to headcount reductions in 2015 related to sales and marketing.

General and Administrative

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, insurance, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses were approximately the same for the three months ended September 30, 2016 compared to the same period in 2015 and decreased $0.4 million for the nine months ended September 30, 2016 compared to the same period in 2015.  We have incurred no acquisition related expenses during 2016, but we recorded $1.1 million for acquisition related transaction costs for the nine months ended September 30, 2015.  For the three months ended September 30, 2016, stock compensation expense increased $0.3 million, offsetting a decline of $0.3 million in corporate administrative expenses.  For the nine months ended September 30, 2016, the lower acquisition related costs and a decline of $0.3 million in corporate administrative expenses offset $1.3 million in higher stock compensation expense.

Amortization of Intangible Assets

Amortization expense was lower by approximately $0.7 million and $1.1 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.  For the three months ended September 30, 2016 amortization expense decreased $0.4 million related to assets that were impaired at June 30, 2016, and decreased $0.3 million for assets from both the RF Solutions segment and Connected Solutions segment that were fully amortized in 2015.  For the nine months ended September 30, 2015, amortization expense decreased $0.5 million for assets related to RF Solutions, $0.5 million for assets related to Connected Solutions that were either fully amortized in 2015 or written off as part of the exit from mobile towers, and $0.4 million related to assets that were impaired at June 30, 2016.

Impairment of Intangible Assets

We recorded a $4.7 million impairment of our customer relationships under the RF Solutions segment during the three months ended June 30, 2016.  During the second quarter 2016, the revenue and contribution margin of the services reporting unit within the RF Solutions segment were below the forecast that was used during the intangible asset impairment test at March 31, 2016.  While the sequential quarterly revenue and contribution margin improved, it is still reflective of a long-term slowdown in the DAS market which is the primary market addressed by our services offering.  We considered the changes to our forecast and the industry and market trends as a triggering event to assess the intangible assets of the services reporting unit for impairment.  We reviewed our intangible assets for impairment by performing a test of recoverability.  The cash flow forecast prepared by us included assumptions for revenues, gross margins, and operating expenses.  This test of recoverability failed because the undiscounted cash flows were below the carrying value of the services reporting unit.  Based on this result, we calculated the fair value of the services reporting unit with the assistance of a third-party valuation firm.  The fair value of the services reporting unit was calculated at $4.7 million below its carrying value.  We allocated the shortfall to the long-lived assets of the services reporting unit to derive new fair values of the individual long-lived assets.  We compared these adjusted fair values of the individual long-lived assets with the individually calculated or determined fair values of each long-lived asset.  Based on this analysis, we recorded 100% of the shortfall to its customer relationships as an impairment charge.

Restructuring expenses

During the three and nine months ended September 30, 2016, we incurred restructuring expenses of $0.1 million and $0.7 million, respectively.  During the nine months ended September 30, 2016, the restructuring expense of $0.7 million consisted of $0.3 million in employee severance and payroll related costs, $0.3 million for lease terminations, and $0.1 million related to fixed asset disposals.  During the first quarter 2016, we reduced headcount in our RF Solutions segment related to services and SeeHawk analytics, and exited from our Colorado office in order to consolidate facility space.  The restructuring expense incurred for lease terminations include the remaining obligations under the lease, net of an assumption for proceeds for a sublease.

As of September 30, 2016, the Colorado office has not been subleased.  During the three months ended September 30, 2016, we increased our liability for the Colorado lease termination based on a revised sublease assumption.

Stock-based compensation expense

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015

Cost of revenues	$61	$115	$325	$244
Research and development	183	99	525	244
Sales and marketing	158	230	486	370
General and administrative	542	206	1,851	534
Total	$944	$650	$3,187	$1,392

Stock compensation expense was higher for the three months ended September 30, 2016 compared to the same period in 2015 due to higher expense for restricted stock amortization and expense for our short-term incentive plan.  Stock compensation expense was higher for the nine months ended September 30, 2016 compared to the same period in 2015 due to higher expense for restricted stock amortization, expense for our short-time incentive plan and because the second quarter 2015 included a $0.5 million expense reversal related to our performance-based long-term incentive plan.  The increase in the expense for restricted stock is due to time-based equity awards granted to executives during 2015 and the first quarter 2016.  The reversal of expense for performance shares resulted from our determination that our 2015 performance objectives would not be met as of the second quarter 2015.  For the 2016 short-term incentive plan, executives will be paid their bonus in our stock.  No stock bonuses were earned in 2015.

The condensed consolidated statements of operations include $0.9 million and $3.2 million of stock compensation expense for the three and nine months ended September 30, 2016, respectively.  Stock compensation expense for the three months ended September 30, 2016 consists of $0.6 million for time-based restricted stock awards, $0.3 million for stock bonuses, $13 for stock options, and $42 for the ESPP.  Stock compensation expense for the nine months ended September 30, 2016 consists of $2.1 million for time-based restricted stock awards, $0.4 million for shares to directors, $0.4 million for stock bonuses , $0.1 million for stock options and $0.1 million for the ESPP.

The condensed consolidated statements of operations include $0.7 million and $1.4 million of stock compensation expense for the three and nine months ended September 30, 2015, respectively. Stock compensation expense for the three months ended September 30, 2015 consists of $0.5 million for time-based restricted stock awards, $33 related to performance awards, $57 for stock options and $55 for the ESPP.  Stock compensation expense for the nine months ended September 30, 2015 consists of $1.1 million for time-based restricted stock awards, $0.3 million for shares to directors, $0.4 million for stock options and $0.2 million for the ESPP, offset by the expense reversal of $0.5 million related to performance awards that are not expected to vest.

We did not capitalize any stock compensation expense during the three and nine months ended September 30, 2016 or 2015.

Operating (Loss) Income by Segment

	Three Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues

Connected Solutions	$2,530	14.8%	$1,160	6.6%
RF Solutions	(330)	-4.3%	(1,058)	-11.6%
Corporate	(2,363)	not meaningful	(2,323)	not meaningful
Total	$(163)	-0.7%	$(2,221)	-8.4%

	Nine Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues

Connected Solutions	$5,625	11.8%	$4,255	8.0%
RF Solutions	(6,227)	-27.6%	(181)	-0.7%
Corporate	(7,644)	not meaningful	(8,056)	not meaningful
Total	$(8,246)	-11.8%	$(3,982)	-4.9%

For the three months ended September 30, 2016, our operating loss of ($0.2) million was approximately $2.1 million lower compared to the same period in 2015 due to higher profits for Connected Solutions and lower losses for RF Solutions.  The Connected Solutions operating profit increased by $1.4 million for the three months ended September 30, 2016 compared to the same period in 2015 due to better gross margins and lower operating expenses.  The RF Solutions operating loss declined by $0.7 million for the three months ended September 30, 2016 compared to the same period in 2015 due to better gross margins for services, and due to lower operating expenses.

For the nine months ended September 30, 2016, our operating loss increased by $4.3 million compared to the same period in 2015 as higher operating losses for RF Solutions offset higher operating profit for Connected Solutions and lower corporate costs.  The operating loss for RF Solutions was higher by $6.0 million for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the $4.7 million expense for the impairment of intangible assets and due to lower gross margins on lower revenues.  The Connected Solutions operating profit increased by $1.4 million for the nine months ended September 30, 2016 compared to the same period in 2015 due to better gross margins and due to lower operating expenses.  Within the corporate function, expenses were lower by $0.4 million as higher stock compensation expenses offset the decline in acquisition related costs.

Other Income, Net

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Settlement income	$0	$500	$0	$2,660
Insurance proceeds	0	11	0	101
Interest income	25	10	72	40
Foreign exchange gains (losses)	11	5	(24)	(23)
Other, net	(1)	8	1	5
Total	$35	$534	$49	$2,783
Percentage of revenues	0.1%	2.0%	0.1%	3.5%

Other income, net consists of interest income, foreign exchange losses, as well as income from insurance proceeds.  For the three months ended September 30, 2015, settlement income consisted of a benefit related to a revised estimate for the Nexgen earnout.  For the nine months ended September 30, 2015, the settlement income of $2.7 million related to the Nexgen APA Amendment and consisted of $2.25 million for the release of the Nexgen escrow fund and $0.8 million from the collection of previously excluded accounts receivables, offset by $0.4 million of expense recognized for the liability of the revised Nexgen earnout.

(Benefit) expense for Income Taxes

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
(Benefit) expense for income taxes	$(303)	$(625)	$4,157	$(451)
Effective tax rate	236.7%	37.0%	(50.7)%	37.6%

We recorded an income tax benefit of $0.3 million and income tax expense of $4.2 million for the three and nine months ended September 30, 2016, respectively.  The tax benefit recorded for the three months ended September 30, 2016 differed from the statutory rate of 34% primarily due to changes to the pretax profit and loss estimates for the U.S. and China legal entities, and due to return to provision adjustments.  The tax expense for the nine months ended September 30, 2016 includes $7.6 million for an increase to the valuation allowance for our U.S. deferred tax assets.  Excluding the adjustment to the valuation allowance, the benefit recorded for the nine months ended September 30, 2016 differed from the statutory rate of 34% due to the combination of U.S. pretax losses partially offset by foreign pretax profits taxed at 25%.

We recorded an income tax benefit of $0.6 million and $0.5 million for the three and nine months ended September 30, 2015, respectively. The tax benefit for the nine months ended September 30, 2015 differed from the statutory rate of 34% primarily because of state income taxes.

At September 30, 2016, we had deferred tax assets net of deferred tax liabilities of $17.6 million, virtually all of which are related to the United States tax jurisdiction. Our valuation allowance against our deferred tax assets was $8.3 million at September 30, 2016 and $0.7 million at December 31, 2015. On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. We consider multiple factors in our evaluation of the need for a valuation allowance. Our domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.5 year average period over which future income can be utilized to realize the deferred tax assets.

During the quarter ended June 30, 2016, there were two significant changes in the deferred tax asset recoverability evidence pattern.  The cumulative three year U.S. book income turned to a loss.  In addition, we experienced a significant shift in our Connected Solutions segment revenue to products that are designed, manufactured and sold through our China subsidiary directly into China. This will cause a significant shift going forward in our tax profitability from the United States to China. We believe this is the beginning of a long-term trend.  In the third quarter, we completed a recapitalization of our China subsidiary to accommodate the initial working capital growth required to support the shift, and continue to anticipate permanently reinvesting future earnings and profits from our China subsidiary in China to support our future working capital needs there.

We re-forecasted our long-term domestic profitability in light of the shift in business to China that is occurring.  The analysis that we prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction.  We used a series of projections bound on the low side by what it would take for none of the deferred tax assets to be realized and on the high side by what it would take for all of the deferred tax assets to be realized.  We assigned probabilities to each scenario and the result was a weighted average valuation allowance of $7.6 million established at June 30, 2016. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

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

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2016	2015

Net (loss) income	$(12,354)	$(748)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	15,884	6,068
Changes in operating assets and liabilities	3,627	2,481
Net cash provided by operating activities	$7,157	$7,801
Net cash provided by (used in) investing activities	$4,931	$(3,894)
Net cash used in financing activities	$(6,035)	$(11,445)
Net increase (decrease) in cash	$6,053	$(7,538)

	September 30,	December 31,
	2016	2015
Cash and cash equivalents at the end of period	$13,105	$7,055
Short-term investments at the end of period	$18,099	$24,728
Working capital at the end of period	$54,357	$59,041

Liquidity and Capital Resources Overview

At September 30, 2016, our cash, cash equivalents and investments were approximately $31.2 million and we had working capital of $54.4 million.  Our primary source of liquidity is cash provided by operations, with short term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

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

Within investing activities, capital spending historically ranges between 2.0% and 5.0% of our revenues and the primary use of capital is for manufacturing and development engineering requirements.  Our capital expenditures during the nine months ended September 30, 2016 was approximately 2.4% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles.  We have a history of supplementing our organic revenue with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time.  We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

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

Management believes that our current financial position, which includes $31.2 million in cash and investments and no debt, combined with our historic ability to generate free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support our operations.

Operating Activities:

Operating activities provided $7.2 million of cash during the nine months ended September 30, 2016 as we generated $3.6 million of cash from our balance sheet activities and $3.5 million of cash from our income statement activities.  We generated cash of $2.9 million from decreases in accounts receivable and $2.8 million from reductions in inventories.  The contraction of accounts receivable was primarily due to lower sequential revenues.  Revenues for the three months ended September 30, 2016 were $1.5 million lower than the three months ended December 31, 2015.  Inventories declined for both Connected Solutions and RF Solutions due lower revenues as well as process improvements related to purchasing and forecasting.  The $1.4 million reduction in accounts payable correlated to the reduction in inventories. We used $0.4 million for payroll taxes related to stock-based compensation.  The tax payments related to our stock issued for restricted stock awards.

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

Investing Activities:

Our investing activities generated $4.9 million of cash during the nine months ended September 30, 2016.  During the nine months ended September 30, 2016, redemptions and maturities of our short-term investments provided $54.2 million in funds and we rotated $47.6 million of cash into new short-term investments.  We used $1.7 million for capital expenditures during the nine months ended September 30, 2016.  During the nine months ended September 30, 2016, we used capital for facility expansion and upgrades at our Tianjin facility.

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

Financing Activities:

We used $6.0 million in cash for financing activities during the nine months ended September 30, 2016.  We used $4.1 million to repurchase shares in the stock repurchase program and $2.6 million for cash dividends paid in each of the first three quarters.  We received $0.6 million in proceeds from the purchase of shares through our ESPP.

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

Contractual Obligations and Commercial Commitments

As of September 30, 2016, we had operating lease obligations of approximately $3.2 million through 2020, primarily for facility leases.  Our lease obligations were $4.0 million at December 31, 2015.  The decline in the operating lease obligation resulted from our exercise of the early termination option for our Schaumburg, Illinois office lease, and the amendment of our Melbourne, Florida office lease to reduce the leased space.  The effective date of the termination of the Schaumburg lease was August 31, 2016.  We also exited our Englewood, Colorado facility and marketed the office for sublease.  We recorded restructuring expense based on the remaining lease payments for the Englewood facility, net of estimated sublease payments.

We had purchase obligations of $6.0 million and $5.1 million at September 30, 2016 and December 31, 2015, respectively.  These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.

We had a liability of $0.8 million related to income tax uncertainties at September 30, 2016 and December 31, 2015.  We do not know the timing of the settlement of this liability.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2015 Annual Report on Form 10-K (Item 7A).  As of November 7, 2016, there have been no material changes in this information.

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

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

Factors That May Affect Our Business, Financial Condition and Future Operating Results

See our 2015 Annual Report on Form 10-K (Item 7A).  As of November 7, 2016, there have been no material changes in this information.

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

101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

*  filed herewith

**  furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
a Delaware corporation

/s/ Martin H. Singer
Martin H. Singer
Chief Executive Officer

Date: November 7, 2016