Form 10-K
period 2016-12-31
PC TEL INC
filed 2017-03-15
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on the Company’s website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was acquired to submit and post such files)).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, there were 17,324,506 shares of the registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2016) was approximately $81,598,423. Shares of the registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant's outstanding common stock have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

17,332,602 shares of common stock were issued and outstanding as of March 10, 2017.

Documents Incorporated by Reference

Certain sections of the registrant's definitive proxy statement relating to its 2017 Annual Stockholders' Meeting to be held on June 21, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.  The Company intends to file its proxy statement within 120 days after the end of its fiscal year end to which this report relates.

PCTEL, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2016

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

Overview

PCTEL, Inc. (“PCTEL”, the “Company”, “we”, “ours”, and “us”) delivers Performance Critical TELecom technology solutions to the wireless industry. We are a leading global supplier of wireless network antenna and testing solutions. PCTEL Connected Solutions designs and manufactures precision antennas. PCTEL antennas are deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in network equipment and devices for the Industrial Internet of Things (“IIoT”). PCTEL RF Solutions provides test tools and engineering services that improve the performance of wireless networks globally. Mobile operators, neutral hosts, and equipment manufacturers rely on PCTEL to analyze, design, and optimize next generation wireless networks.

PCTEL was incorporated in California in 1994 and reincorporated in Delaware in 1998.  Our principal executive offices are located at 471 Brighton Drive, Bloomingdale, Illinois 60108.  Our telephone number at that address is (630) 372-6800 and our website is www.pctel.com.  The information within, or that can be accessed through, our website, is not part of this report.

Segment Reporting

PCTEL operates in two segments for reporting purposes, Connected Solutions and RF Solutions.  Our chief operating decision maker uses operating profits and identified assets for the Connected Solutions and RF Solutions segments to make operating decisions.  Each segment has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions.  All of our accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. We manage the balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment.

Connected Solutions Segment

PCTEL’s Connected Solutions segment designs and manufactures precision antennas. Our antennas are deployed primarily in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in equipment and devices for the Industrial Internet of Things (“IIoT”). Revenue growth in these markets is driven by the increased use of wireless communications and increased complexity trends occurring within them. Our antennas are primarily sold to original equipment manufacturer (“OEM”) providers where they are designed into the customer’s solution.

Competition in the antenna markets addressed by Connected Solutions is fragmented. Competitors include Amphenol, Comtelco, Laird, Mobile Mark, Pulse, and Radiall/Larsen. We seek out product applications that command a premium for product performance and customer service, and avoid commodity markets.

PCTEL maintains expertise in several technology areas in order to be competitive in the antenna market.  These include radio frequency engineering, mobile antenna design and manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

RF Solutions Segment

PCTEL’s RF Solutions segment provides test tools and engineering services that improve the performance of wireless networks globally. Mobile operators, neutral hosts, and equipment manufacturers rely on us to analyze, design, and optimize next generation wireless networks. Revenue growth is driven by the implementation and roll out of new wireless technology standards (i.e. 1G to 2G, 2G to 3G, 3G to 4G, 4G to 5G, etc…). Our test equipment is sold directly to wireless carriers or to OEM providers who integrate our products into their solution which is then sold to wireless carriers.

Competitors for our test tool products include OEMs such as Anritsu, Berkley Varitronics, Digital Receiver Technology, and Rohde and Schwarz.

PCTEL maintains expertise in several technology areas in order to be competitive in the test tool and related engineering services market. These include radio frequency engineering, digital signal process (“DSP”) engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Major Customers

Huawei Technologies Co., Ltd (“Huawei”) accounted for approximately 11% of revenues during the year ended December 31, 2016 and accounted for approximately 17% of accounts receivable at December 31, 2016.  No other customer accounted for 10% or greater of revenues during the year ended December 31, 2016 and no other customer accounted from 10% or greater of accounts receivable at December 31, 2016.

There were no customers that accounted for 10% or greater of revenues or accounts receivable during the fiscal years ended December 31, 2015, or 2014, respectively.

International Activities

The following table shows the percentage of revenues by geographic location during the last three fiscal years:

	Years Ended December 31,
Region	2016	2015	2014
Asia Pacific	21%	9%	11%
Europe, Middle East, & Africa	8%	10%	11%
Other Americas	6%	6%	5%
Total Foreign sales	35%	25%	27%
Total Domestic sales	65%	75%	73%
	100%	100%	100%

See Note 11 of the consolidated financial statements for further geographical information.

Backlog

Sales of our products and services are generally made pursuant to standard purchase orders, which are officially acknowledged according to standard terms and conditions.  The backlog is useful for scheduling production, but is not necessarily a meaningful indicator of future product revenues as the order to ship cycle is extremely short.

Research and Development

We recognize that a strong technology base is essential to our long-term success and we have made a substantial investment in engineering, research and development.  We will continue to devote substantial resources to product development and patent submissions.  The patent submissions are primarily for defensive purposes, rather than for potential license revenue generation.  We monitor changing customer needs and work closely with our customers, consultants and market research organizations to track changes in the marketplace, including emerging industry standards.

Research and development expenses include costs for hardware and related software development, prototyping, certification and pre-production costs.  We spent approximately $10.2 million, $11.2 million, and $11.7 million in the fiscal years 2016, 2015, and 2014, respectively, in research and development.

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

Our marketing strategy is focused on building market awareness and acceptance of our new products.  The marketing organization also provides a wide range of programs, materials and events to support the sales organization.  We spent approximately $13.8 million, $14.2 million, and $13.0 million in fiscal years 2016, 2015, and 2014, respectively, for sales and marketing support.

Manufacturing

We do final assembly of most of our antenna products and all of our OEM receiver and interference management product lines.  We also have arrangements with several contract manufacturers but are not dependent on any specific contract manufacturer.  If any of our contract manufacturers are unable to provide satisfactory services for us, other contract manufacturers are available, although engaging a new contract manufacturer could cause delays and additional costs.  We have no material guaranteed supply contracts or long-term agreements with any of our suppliers. We do have open purchase orders with our suppliers.  See the contractual obligations and commercial commitments section of Item 7 for information on purchase commitments.

Employees

As of December 31, 2016, we had 503 full-time equivalent employees, consisting of 363 in operations, 56 in sales and marketing, 49 in research and development, and 35 in general and administrative functions.  Total full-time equivalent employees were 491 and 465 at December 31, 2015 and 2014, respectively.  Headcount increased by 12 at December 31, 2016 from December 31, 2015 primarily due to the employees added at our Tianjin, China facility.  None of our employees are represented by a labor union.  We consider employee relations to be good.

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

Our revenue depends on our ability to anticipate our existing and prospective customers' needs and develop products and services that address those needs.  Our future success will depend on our ability to introduce new products and services for the wireless market, anticipate improvements and enhancements in wireless technology and wireless standards, and to develop products and services that are competitive in the rapidly changing wireless industry.  Introduction of new products, product enhancements, and services will require coordination of our efforts with those of our customers, suppliers, and manufacturers to rapidly achieve volume production.  If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our operating results will be materially and adversely affected and our business and prospects will be harmed.  We cannot assure that product introductions will meet the anticipated release schedules or that our wireless products will be competitive in the market.  Furthermore, given the evolving nature of the wireless market, there can be no assurance our products and technology will not be rendered obsolete by alternative or competing technologies.

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

Competition for personnel, especially qualified engineering personnel, is intense.  We are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience.  As of December 31, 2016, we employed a total of 49 people in our research and development department.  If we lose the services of one or more of our key engineering personnel, our ability to continue to develop products and technologies responsive to our markets may be impaired.

We may be subject to litigation regarding intellectual property associated with our business and this could be costly to defend and could prevent us from using or selling the challenged technology.

In recent years, there has been significant litigation in the United States involving intellectual property rights.  We may be subject to claims in the future, including with respect to our wireless business.  Intellectual property claims against us, and any resulting lawsuits, may result in significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights.  These claims, regardless of their merits or outcome, would likely be time-consuming and expensive to resolve and could divert management's time and attention.  This could have a material and adverse effect on our results of operations.  Any intellectual property litigation disputes related to our  business could also force us to do one or more of the following:

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

Our stock can experience significant changes in price on a percentage basis.  The common stock price fluctuated between a high of $6.00 and a low of $4.36 in 2016.  Our stock price can be subject to wide fluctuation in response to a variety of factors, many of which are out of our control, including:

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

Item 1B:  Unresolved Staff Comments

None.

Item 2:  Properties

The following table lists our main facilities:

			Lease Term
Location	Square feet	Owned/Leased	Beginning	Ending	Segment
Bloomingdale, Illinois	75,517	Owned	N/A	N/A	Connected Solutions and Corporate
Tianjin, China	44,289	Leased	2012	2020	Connected Solutions
Germantown, Maryland	20,704	Leased	2012	2020	RF Solutions
Lexington, North Carolina	5,630	Leased	2013	2019	Connected Solutions
Beijing, China	5,393	Leased	2016	2020	Connected Solutions
Englewood, Colorado	4,759	Leased	2015	2020	RF Solutions
Melbourne, Florida	3,600	Leased	2013	2018	RF Solutions

Facility Changes

Pursuant to the Asset Purchase Agreement dated February 27, 2015 with Nexgen, we assumed the lease for office space in Schaumburg, Illinois consisting of 6,652 square feet.  The total lease obligation pursuant to this lease assumption was $0.3 million.  The lease contained a one-time option to elect an early termination of the lease by August 31, 2016.  In March 2016, we exercised the early termination option and paid a fee of $0.1 million.

In May 2015, we entered into a new five-year, five-month office lease in Englewood, Colorado consisting of 4,579 square feet of leased space for our engineering services business.  The total lease obligation pursuant to this lease was $0.6 million.  The lease expires in October 2020; however, during the first quarter 2016, the Company vacated this facility and is marketing this property for sublease. During 2016 we recorded restructuring expenses based on the remaining lease payments for the Englewood facility, net of estimated sublease payments.

Effective October 31, 2015, our lease for our mobile tower assembly facility in Pryor, Oklahoma expired in accordance with its terms.  This lease was not renewed because of the Company’s exit from the mobile tower product line.

Due to recent growth in our China business for Connected Solutions and with the transfer of certain manufacturing activities to our Tianjin, China facility, in October 2015 we entered into a new five-year lease for additional manufacturing space in Tianjin consisting of 22,163 square feet which expands our footprint in Tianjin to 44,289 square feet. This lease expires October 2020.  The total lease obligation pursuant to this lease is $0.2 million.  In January 2017, we signed a new lease for additional space of 5,877 square feet in our Beijing, China design center.  The additional space will accommodate additional engineering capacity in support of the growth of our China business for Connected Solutions.

All properties are in good condition and are suitable for the purposes for which they are used.  We believe that we have adequate space for our current needs.

Item 3:  Legal Proceedings

Settlements with TelWorx Parties and Other Parties

On March 27, 2013, the Company and the TelWorx Parties (as defined below) entered into an Amendment (the “Amendment”) to the Asset Purchase Agreement dated July 9, 2012 (the “Original Agreement), among the Company, PCTelWorx, Ciao Enterprises, LLC f/k/a TelWorx Communications, LLC and certain of its affiliated entities (collectively, the “TelWorx Entities”) and Tim and Brenda Scronce (“Sellers” and collectively with the TelWorx Entities, the “TelWorx Parties”), as part of a settlement arrangement relative to PCTelWorx’s acquisition of substantially all of the assets and the assumption of certain specified liabilities of the TelWorx Entities on July 9, 2012 (the “Acquisition”).

After completion of the Acquisition, we became aware of certain accounting irregularities with respect to the TelWorx Entities and our Board of Directors directed management to conduct an internal investigation. Based on the results of our investigation, our Board of Directors directed management to seek restitution from the TelWorx Parties, and after protracted negotiations and concurrent litigation, the parties entered into the Amendment and related settlement agreements to resolve their dispute.  A legal settlement with an aggregate fair value of $5.4 million was reached with the TelWorx Parties in March 2013.

We also engaged in efforts to seek restitution from two other parties used by the TelWorx Parties for professional services in the sale of the business to PCTEL.  In 2014, we settled in cash with the two parties for $0.1 million and $0.8 million, respectively.

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

	2016			2015
	Market Price		Dividends	Market Price		Dividends
	High	Low	per Share	High	Low	per Share
Fourth Quarter	$5.68	$4.86	$0.05	$6.01	$4.38	$0.05
Third Quarter	$5.62	$4.62	$0.05	$7.24	$5.27	$0.05
Second Quarter	$4.95	$4.36	$0.05	$8.24	$7.01	$0.05
First Quarter	$6.00	$4.38	$0.05	$8.88	$7.97	$0.05
			$0.20			$0.20

The closing sale price of our common stock as reported on the NASDAQ Global Select Market on March 10, 2017 was $5.81 per share.  As of that date there were 36 holders of record of the common stock.  A substantially greater number of holders of the common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Five-Year Cumulative Total Return Comparison

The following graph compares the annual percentage change in the cumulative return to our stockholders with the cumulative return of the NASDAQ Composite Index and the S&P Information Technology Index for the period beginning December 31, 2011 and ending December 31, 2016.  Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.  Note that historic stock price performance is not necessarily indicative of future stock price performance.

Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

All share repurchase programs are authorized by our Board of Directors and are announced publicly.  On April 20, 2015, our Board of Directors authorized an additional 500,000 shares of stock under an existing share repurchase program.  Additionally, on August 10, 2015, our Board of Directors authorized an additional 1,300,000 shares under the existing share repurchase programs, for a total of 2,726,000 shares.  We repurchased 783,212 shares at an average price of $5.23 during the year ended December 31, 2016.  We repurchased 1,942,788 shares at an average price of $6.22 during the year ended December 31, 2015.  At December 31, 2016, the Company had no shares that could still be repurchased under previously approved programs.

Item 6:  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.  The statement of operations data for the years ended December 31, 2016, 2015, and 2014 and the balance sheet data as of December 31, 2016 and 2015 are derived from audited financial statements included elsewhere in this Annual Report on Form 10-K.  The statement of operations data for the years ended December

31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013, and 2012 are derived from audited financial statements not included in this Annual Report on Form 10-K.

	2016	2015	2014	2013	2012
		(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$96,713	$106,615	$107,164	$104,253	$88,849
Cost of revenues	61,507	69,354	63,577	62,493	53,029
Gross profit	35,206	37,261	43,587	41,760	35,820
Operating expenses:
Research and development	10,158	11,205	11,736	11,064	9,290
Sales and marketing	13,810	14,196	12,961	12,121	11,343
General and administrative	12,051	12,399	12,819	15,623	10,982
Amortization of intangible assets	1,651	3,426	1,967	2,400	2,359
Impairment of goodwill and other intangible assets	5,785	161	0	0	12,550
Restructuring charges	664	1,630	0	256	157
Total operating expenses	44,119	43,017	39,483	41,464	46,681
Operating (loss) income from continuing operations	(8,913)	(5,756)	4,104	296	(10,861)
Other income, net	112	3,287	1,666	5,378	100
(Loss) income before income taxes	(8,801)	(2,469)	5,770	5,674	(10,761)
Expense (benefit) for income taxes	8,880	(901)	1,158	2,332	(4,089)
Net (loss) income from continuing operations	(17,681)	(1,568)	4,612	3,342	(6,672)
Net (loss) from discontinued operations, net of tax benefit for income taxes	0	0	0	(91)	(2,587)
Net (loss) income	$(17,681)	$(1,568)	$4,612	$3,251	$(9,259)
(Loss) earnings per share from continuing operations:
Basic	$(1.09)	$(0.09)	$0.25	$0.19	$(0.38)
Diluted	$(1.09)	$(0.09)	$0.25	$0.18	$(0.38)
Loss per share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$(0.01)	$(0.15)
Diluted	$0.00	$0.00	$0.00	$0.00	$(0.15)
(Loss) earnings per share :
Basic	$(1.09)	$(0.09)	$0.25	$0.18	$(0.53)
Diluted	$(1.09)	$(0.09)	$0.25	$0.18	$(0.53)
Weighted average shares:
Basic	16,151	17,737	18,159	17,797	17,402
Diluted	16,151	17,737	18,389	18,184	17,402
Dividends per common share	$0.20	$0.20	$0.16	$0.14	$0.12
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$33,311	$31,783	$60,009	$57,895	$51,139
Working capital	$55,152	$59,041	$88,573	$83,585	$74,486
Total assets	$92,166	$113,710	$131,669	$127,432	$128,570
Total stockholders' equity	$78,525	$100,397	$115,515	$112,052	$108,145

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary presents a discussion and analysis of the Company’s financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2016 and 2015. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance investor understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects management’s insights with respect to known events and trends that have or may reasonably be expected to have a material effect on the Company’s operations and financial condition.

Our 2016 revenues decreased by $9.9 million (9.3%), compared to 2015, due to lower revenues from services, site solutions, and scanning receivers. We recorded an operating loss of $8.9 million in 2016, compared to an operating loss of $5.8 million in 2015.  The loss was the result of the negative gross margin impact of lower revenues and impairment expenses.  Within operating expenses impairment charges of $5.8 million offset lower cash-based operating expenses in 2016 compared to 2015.  We impaired the customer relationships related to the services reporting unit.  The 2016 net loss included adjustments of $12.6 million related to the valuation allowance for deferred taxes.

Introduction

PCTEL operates in two segments for reporting purposes, Connected Solutions and RF Solutions.  Our chief operating decision maker uses operating profits and identified assets for the Connected Solutions and RF Solutions segments to make operating decisions.  Each segment has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions.  All of our accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. We manage its balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment.

Connected Solutions Segment

PCTEL’s Connected Solutions segment designs and manufactures precision antennas. PCTEL antennas are deployed primarily in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in equipment and devices for the Industrial Internet of Things (“IIoT”). Revenue growth in these markets is driven by the increased use of wireless communications and increased complexity trends occurring within them. PCTEL antennas are primarily sold to original equipment manufacturer (“OEM”) providers where they are designed into the customer’s solution.

Competition in the antenna markets addressed by Connected Solutions is fragmented. Competitors include Amphenol, Comtelco, Laird, Mobile Mark, Pulse, and Radiall/Larsen.  We seek out product applications that command a premium for product performance and customer service, and avoids commodity markets.

PCTEL maintains expertise in several technology areas in order to be competitive in the antenna market.  These include radio frequency engineering, mobile antenna design and manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

RF Solutions Segment

PCTEL’s RF Solutions segment provides test tools and engineering services that improve the performance of wireless networks globally. Mobile operators, neutral hosts, and equipment manufacturers rely on PCTEL to analyze, design, and optimize next generation wireless networks. Revenue growth is driven by the implementation and roll out of new wireless technology standards (i.e. 1G to 2G, 2G to 3G, 3G to 4G, 4G to 5G, etc…). PCTEL test equipment is sold directly to wireless carriers or to OEM providers who integrate our products into their solution which is then sold to wireless carriers.

Competitors for PCTEL’s test tool products include OEMs such as Anritsu, Berkley Varitronics, Digital Receiver Technology, and Rohde and Schwarz.

PCTEL maintains expertise in several technology areas in order to be competitive in the test tool and related engineering services market. These include radio frequency engineering, digital signal processing (“DSP”) engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Results of Operations for Continuing Operations

Years ended December 31, 2016, 2015, and 2014

(All amounts in tables, other than percentages, are in thousands)

REVENUES BY SEGMENT

		2016 compared to 2015			2015 compared to 2014
	2016	$ Change	% Change	2015	$ Change	% Change	2014
Connected Solutions	$65,763	$(3,816)	-5.5%	$69,579	$(2,754)	-3.8%	$72,333
RF Solutions	31,126	(6,129)	-16.5%	37,255	2,142	6.1%	35,113
Corporate	(176)	43	not meaningful	(219)	63	not meaningful	(282)
Total	$96,713	$(9,902)	-9.3%	$106,615	$(549)	-0.5%	$107,164

Revenues were approximately $96.7 million for the year ended December 31, 2016, a decrease of 9.3% from the prior year.  Revenues declined by $6.1 million (16.5%) for the RF Solutions segment due to lower revenues for both products and services.  Approximately 71% of the decline in revenues in 2016 for the RF Solutions segment is due to the decline in service revenues.  The service revenue decline was due to a downturn in North American cellular carrier spending and slower Distributed Communication System (“DAS”) deployments.  Revenues for the Connected Solutions segment decreased $3.8 million (5.5%) primarily due to lower kitting revenues and due to the exit from mobile towers.  Approximately 42% of the revenue decline during 2016 was due to the exit from mobile towers.

Revenues were approximately $106.6 million for the year ended December 31, 2015, a decrease of 0.5% from the prior year.  Revenues for the RF Solutions segment increased by $2.1 million (6.1%) due to the additional revenue generated from the business acquired from Nexgen, offset by lower revenues for scanning receivers.  Revenues for the Connected Solutions segment decreased $2.8 million (3.8%).  Within Connected Solutions, revenues increased for antenna products, but decreased for cellular kitting products and mobile towers.  We exited the mobile tower product line as of September 30, 2015.  The decline in revenues from mobile towers contributed 2.6% of the 3.8% decrease in revenues for Connected Solutions for the year ended December 31, 2015 compared to the prior year.

GROSS PROFIT BY SEGMENT

	2016	% of Revenues	2015	% of Revenues	2014	% of Revenues
Connected Solutions	$20,706	31.5%	$20,426	29.4%	$22,818	31.5%
RF Solutions	14,485	46.5%	16,803	45.1%	20,743	59.1%
Corporate	15	not meaningful	32	not meaningful	26	not meaningful
Total	$35,206	36.4%	$37,261	34.9%	$43,587	40.7%

Gross profit was 36.4% for the year ended December 31, 2016, an increase of 1.5% compared to 2015.  The RF Solution’s segment gross profit increased 1.4% to 46.5% due to more favorable product mix with a higher proportion of scanning receivers versus services compared to 2015.  The Connected Solutions segment’s gross profit was 31.5%, an increase of 2.1% compared to 2015.  The margin improvement was primarily due to more favorable product mix with a higher proportion of antenna revenues, less kitting revenues and the exit from the mobile tower product line.

Gross profit was 34.9% for the year ended December 31, 2015, lower by 5.8% compared to 2014.  The RF Solutions segment’s gross profit was 45.1%, a decrease of (14.0%).  The decrease was due to less favorable product mix of lower revenues from scanning receivers and higher revenues from engineering services.  The Connected Solutions segment’s gross profit was 29.4%, lower by 2.1% compared to 2014.  The margin decline was primarily due to the fixed cost capacity variance created by the decline in mobile tower revenue and charges for excess inventories.

CONSOLIDATED OPERATING EXPENSES

						% of Revenues
	2016	2016 Change	2015	2015 Change	2014	2016	2015	2014
Research and development	$10,158	$(1,047)	$11,205	$(531)	$11,736	10.5%	10.5%	11.0%
Sales and marketing	13,810	(386)	14,196	1,235	12,961	14.3%	13.3%	12.1%
General and administrative	12,051	(348)	12,399	(420)	12,819	12.5%	11.6%	12.0%
Amortization of intangible assets	1,651	(1,775)	3,426	1,459	1,967	1.7%	3.2%	1.8%
Impairment of goodwill and other intangible assets	5,785	5,624	161	161	0	6.0%	0.2%	0.0%
Restructuring charges	664	(966)	1,630	1,630	0	0.7%	1.5%	0.0%
	$44,119	$1,102	$43,017	$3,534	$39,483	45.6%	40.3%	36.8%

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $1.0 million from 2015 to 2016 due to reductions in expenses of $0.9 million for RF Solutions and $0.3 million for Connected Solutions, offset by an increase of $0.2 million for stock compensation.  The decrease in RF Solutions is due to headcount reductions in the third quarter 2015 for scanning receivers and in the first quarter 2016 for SeeHawk analytics.

Research and development expenses decreased $0.5 million from 2014 to 2015.  Development expenses for scanning receivers declined $1.7 million and stock compensation expenses declined $0.2 million, offsetting $1.4 million of development expenses related to SeeHawk analytics.  Development expenses declined for scanning receivers because the IBflex® scanning receiver was launched in 2014.

We had 49, 61, and 57 full-time equivalent employees in research and development at December 31, 2016, 2015, and 2014, respectively.

SALES AND MARKETING

Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

Sales and marketing expenses decreased $0.4 million from 2015 to 2016 as expenses declined by $0.7 million within Connected Solutions and declined by $0.1 million within RF Solutions, offset by an increase of $0.4 million for stock compensation. The decrease from Connected Solutions is primarily due to headcount reductions in marketing and site solution sales.

Sales and marketing expenses increased $1.2 million from 2014 to 2015. The increase consisted of $1.0 million related to the business acquired from Nexgen and $0.6 million related to sales headcount and marketing expenses, offset by a $0.4 million reduction in stock compensation expenses.

We had 56, 61, and 65 full-time equivalent employees in sales and marketing at December 31, 2016, 2015, and 2014, respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses decreased $0.3 million from 2015 to 2016 as decreases in Nexgen related expenses and other corporate expenses offset higher stock compensation expenses.  In 2015, we incurred $1.3 million in expenses related to the Nexgen acquisition and $0.1 million in legal expenses related to the TelWorx SEC investigation that did not reoccur in 2016.  Other corporate expenses were lower by $0.4 million in 2016 compared to 2015 primarily due to lower employee costs.  Stock compensation expense was $1.5 million higher in 2016 compared to 2015 because of higher expense for service-based restricted stock of $1.0 million, expense for stock bonuses of $0.4 million, and because 2015 included a credit of $0.1 million related to performance awards that did not vest.

General and administrative expenses decreased $0.4 million from 2014 to 2015 due to declines of $1.2 million for legal and professional fees associated with the TelWorx SEC investigation, $0.7 million for stock compensation expenses, and $0.2 million related to expenses for the short-term incentive plan, offsetting $1.7 million of expenses related to the Nexgen acquisition.

We had 35, 40, and 43 full-time equivalent employees in general and administrative functions at December 31, 2016, 2015, and 2014, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense within operating expenses was approximately $1.7 million in 2016 compared to $3.4 million in 2015.  The decrease of $1.7 million is attributable to certain assets being fully amortized in 2015 and the impact of the impairment of customer relationships at June 30, 2016.  Amortization declined by $0.7 million because of assets for Connected Solutions being fully amortized in 2015 and declined by $0.6 million because of assets for RF Solutions being fully amortized in 2015.  Amortization declined by $0.4 million as a result of the asset impairment at June 30, 2016.

Amortization expense was approximately $3.4 million in 2015 compared to $2.0 million in 2014.  The increase of $1.4 million is due to amortization expense related to intangible assets acquired from Nexgen.

IMPAIRMENT OF INTANGIBLE ASSETS

During 2016, we recorded total impairment expense of $5.8 million related to customer relationships for the services reporting unit within the RF Solutions segment, consisting of $4.7 million at June 30, 2016 and $1.1 million at December 31, 2016.

For the three months ended June 30, 2016, the revenue and contribution margin of the services reporting unit were below the forecasts.  The results and revised forecast were reflective of a long-term slowdown in the DAS market which is the primary market addressed by our services offering.  We considered the changes to our forecast and the industry and market trends as a triggering event to assess the intangible assets of the services reporting units for impairment.  We reviewed our intangible assets for impairment by performing a test of recoverability.  The cash flow forecast prepared by us included assumptions for revenues, gross margins, and operating expenses.  The test of recoverability failed because the undiscounted cash flows were below the carrying value of the services reporting unit.  We calculated the fair value of the services reporting unit with the assistance of a third-party valuation firm.

For the three months ended December 31, 2016, the revenues and contribution margin for the services reporting unit declined sequentially.  Q4 2016 gross margins were negatively impacted by the lower volume and by lower average margin on individual projects.  We lowered our profit forecast for 2017 compared to the forecast prepared for the 2017 operating plan.  The new forecast was negatively impacted by a lower than normal sales backlog at December 31, 2016 as well as no known large projects in the sales funnel.  Further, based on management’s review of the market and industry as of year-end 2016, a long-term recovery is not expected.  We determined that the revision to the forecast for services was a triggering event for its review of intangible assets for impairment.  We reviewed our intangible assets for impairment by performing a test of recoverability.  The cash flow forecast that we prepared included assumptions for revenues, gross margins, and operating expenses.  The test of recoverability failed because the undiscounted cash flows were below the carrying value of the services reporting unit.  The impairment charge of $1.1 million represented the remaining value of the customer relationships as of December 31, 2016.

As part of the our annual impairment test for goodwill as of October 31, 2015, we recorded a goodwill impairment charge of $0.2 million related to our RF Services reporting unit because its fair value was below its carrying value.  We recorded no goodwill impairments in 2014.  See the discussion of this goodwill impairment within the critical accounting estimates section of this Item 7 and see Note 1 of the consolidated financial statements for information related to our evaluation of goodwill in the fourth quarter 2015.

RESTRUCTURING CHARGES

We incurred restructuring expense of $0.7 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively.  No restructuring expenses were recorded for the year ended December 31, 2014.

During the first quarter 2016, we reduced headcount in our RF Solutions segment related to services and SeeHawk analytics, and exited from our Colorado office in order to consolidate facility space.  The restructuring expense incurred for lease terminations includes the remaining obligations under the lease, net of assumed proceeds for a sublease.  As of December 31, 2016, the Colorado office has not been subleased.  The restructuring expense in 2016 consisted of $0.3 million in employee severance and payroll related costs, $0.3 million for lease terminations, and $0.1 million related to fixed asset disposals.  The restructuring expense incurred for lease terminations includes the remaining obligations under the lease, net of assumed proceeds for a sublease.  As of December 31, 2016, the Colorado office has not been subleased.

In June 2015, we committed to a restructuring program for reductions in U.S. headcount and the exit from the mobile towers product line.  To lower operating and production costs, we reduced headcount in engineering related to scanning receivers, in U.S. operations for Connected Solutions, and related to the mobile tower product line.  We terminated 51 employees between June and December 2015 and recorded severance and other employee benefits of $1.2 million.  Our mobile towers were primarily sold into the oil and gas exploration market in North America. The mobile towers were used to primarily provide a communications link to an oil drilling site or lighting for a site under construction. The decline in oil prices caused a decline in related mobile tower sales. We made the decision to exit the mobile tower product line due to the anticipated long term effect on revenue from depressed oil prices, and one of our two tower suppliers filing for Chapter 7 bankruptcy in June 2015 as a result of the decline in sales. Mobile towers were not a key element of our kitting operation or antenna business within Connected Solutions.  Our exit from the mobile tower product line did not meet the accounting guidance for discontinued operations.  The exit from mobile towers did not constitute a strategic shift in our operations.  We recorded a charge of $0.4 million related to write-off of intangible assets related to the mobile towers product line.

OPERATING (LOSS) PROFIT BY SEGMENT

	2016	% of Revenues	2015	% of Revenues	2014	% of Revenues
Connected Solutions	$7,804	11.9%	$5,040	7.2%	$7,357	10.2%
RF Solutions	(6,738)	-21.6%	(298)	-0.8%	7,333	20.9%
Corporate	(9,979)	not meaningful	(10,498)	not meaningful	(10,586)	not meaningful
Total	$(8,913)	-9.2%	$(5,756)	-5.4%	$4,104	3.8%

Total operating loss declined $3.2 million for the year ended December 31, 2016 compared to 2015. The decline is largely attributed to $2.1 million in lower gross profit and $5.8 million in impairment expenses related to intangible assets for our services reporting unit, offsetting lower restructuring charges and lower cash-based operating expenses.

Total operating profit declined $9.9 million for the year ended December 31, 2015 compared to 2014. The decline is largely attributed to $6.3 million lower gross profit previously discussed, $1.6 million of restructuring costs, and a $1.5 million increase in amortization of intangible assets from the Nexgen acquisition.

OTHER INCOME, NET

	2016	2015	2014
Settlement income	$0	$3,160	$1,005
Insurance proceeds	5	102	639
Interest income	100	55	85
Foreign exchange gains (losses)	13	(33)	(49)
Other, net	(6)	3	(14)
	$112	$3,287	$1,666
Percentage of revenues	0.1%	3.1%	1.6%

Other income, net consists of interest income, foreign exchange gains and losses, insurance proceeds, and income from legal settlements.

For the year ended December 31, 2016, we recorded interest income of $100 and foreign exchange gains of $13.

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

EXPENSE (BENEFIT) FOR INCOME TAXES

	2016	2015	2014
Expense (benefit) for income taxes	$8,880	$(901)	$1,158
Effective tax rate	-101.0%	36.5%	20.1%

The effective tax rate differed from the statutory Federal rate of 34.0% by approximately 135% during 2016 primarily due to an adjustment to the valuation allowance for deferred taxes.  Based on lower future projected U.S. tax income, we recorded adjustments of $12.6 million to the valuation allowance.

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

At December 31, 2016, we had net deferred tax assets of $4.5 million, which includes a valuation allowance of $13.3 million.  We maintain a valuation allowance due to uncertainties regarding realizability.  On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance.  The valuation allowance at December 31, 2016 is primarily because the Company does not believe it will generate sufficient US taxable income to realize a significant portion of its deferred tax assets. The valuation allowance at December 31, 2015 related to credits and state operating losses that we do not expect to realize because they correspond to tax jurisdictions where we no longer have significant operations.

Liquidity and Capital Resources

	Years Ended December 31,
	2016	2015	2014
Net (loss) income	$(17,681)	$(1,568)	$4,612
Charges for depreciation, amortization, stock-based
compensation, and other non-cash items	22,997	8,085	8,720
Changes in operating assets and liabilities	5,090	2,557	(5,356)
Net cash provided by operating activities	10,406	9,074	7,976
Net cash provided by (used in) investing activities	4,375	(7,689)	(6,014)
Net cash used in financing activities	(6,902)	(14,712)	(3,314)
Cash and cash equivalents at the end of the year	$14,855	$7,055	$20,432
Short-term investments at the end of the year	18,456	24,728	39,577
Working capital at the end of the year	$55,152	$59,041	$88,573

Liquidity and Capital Resources Overview

At December 31, 2016, our cash, cash equivalents, and investments were approximately $33.3 million and we had working capital of approximately $55.2 million.  Our primary source of liquidity is cash provided by operations, with short term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion.  We expect this historical trend to continue in the future.

Within investing activities, capital spending historically ranges between 2.0% and 5.0% of our revenues and the primary use of capital is for manufacturing and engineering development requirements.  Our capital expenditures during the year ended December 31, 2016 was approximately 2.0% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles.  We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time.  We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the Employee Stock Purchase Plan (“ESPP”) and have historically used funds to repurchase shares of our common stock through our share repurchase programs and through quarterly dividends.  Whether this activity results in our being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year.

Operating Activities:

We generated $10.4 million of funds from operating activities during the year ended December 31, 2016.  Adjustments related to non-cash items within net income were $23.0 million for the year ended December 31, 2016 as the deferred tax provision was $8.2 million,  impairment expense was $5.8 million, amortization and depreciation was $5.5 million, and stock-based compensation was $4.0 million.  Within the balance sheet, we generated cash of $2.9 million from the reduction of inventories and $1.7 million from the reduction of accounts receivable.  Inventories decreased $2.9 million due to lower inventories for Connected Solutions as a result of improved processes for forecasting and reductions in minimum order quantities for purchases.  Accounts receivable generated cash primarily due to more favorable timing of revenues with the fourth quarter 2016 compared to the fourth quarter 2015.  We used $0.4 million for payroll taxes related to stock-based compensation. The tax payments related to our stock issued for restricted stock awards.

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

Investing Activities:

Our investing activities provided $4.3 million of cash during the year ended December 31, 2016.  Redemptions and maturities of our short-term investments during the year provided $80.5 million in cash and we rotated $74.3 million of cash into new short-term investments. We used $1.9 million for capital expenditures during the year ended December 31, 2016.

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

Financing Activities:

We used $6.9 million in cash for financing activities during the year ended December 31, 2016. We used $4.1 million to repurchase shares in the stock repurchase program and $3.5 million for cash dividends paid quarterly during 2016.  We received $0.6 million in proceeds from the purchase of shares through our ESPP.

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

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at December 31, 2016 for office and product assembly facility leases, office equipment leases and purchase obligations, and the effect such obligations are expected to have on the liquidity and cash flows in future periods (in thousands):

		Payments Due by Period
			Less than			After
		Total	1 year	1-3 years	4-5 years	5 years
Operating leases:
Facility	(a)	$2,757	$874	$1,883	$0	$0
Equipment and equipment maintenance	(b)	$217	$62	$127	$28	$0
Purchase obligations	(c)	$5,346	$5,346	$0	$0	$0
Total		$8,320	$6,282	$2,010	$28	$0

(a)	Future payments for the lease of office and production facilities.
(b)	Future payments for the lease of office equipment.
(c)

Purchase orders or contracts for the purchase of inventory, as well as for other goods and services, in the ordinary course of business, and excludes the balances for purchases currently recognized as liabilities on the balance sheet.

As of December 31, 2016, we had obligations through 2021 for capital leases of $241 related to office and manufacturing equipment.  See Note 7 of the consolidated financial statements for more information on capital leases.

We have a liability related to uncertain positions for income taxes of $0.9 million at December 31, 2016.  We do not know when this obligation will be paid.

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

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are recorded at invoiced amount.  We extend credit to our customers based on an evaluation of a customer’s financial condition and collateral is generally not required.  We maintain an allowance for doubtful accounts for estimated uncollectible accounts receivable.  The allowance is based on our assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable.  Although management believes the current allowance is sufficient to cover existing exposures, there can be no assurance against the deterioration of a major customer’s creditworthiness, or against defaults that are higher than what has been experienced historically.

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

Stock-based Compensation - We recognize stock-based compensation expense for all equity awards in accordance with fair value recognition provisions.  Under the fair value provisions, we recognize stock-based compensation expense net of an estimated forfeiture rate, recognizing compensation cost only for those awards expected to vest over requisite service periods of the awards.  Stock-based compensation expense and disclosures are dependent on assumptions used in calculating such amounts.  These assumptions include risk-free interest rates, expected term of the stock-based compensation instrument granted, volatility of stock and option prices, expected time between grant date and date of exercise, attrition, performance, and other factors.  These factors require us to use judgment.  Our estimates of these assumptions typically are based on historical experience and currently available market place data.  While management believes that the estimates used are appropriate, differences in actual experience or changes in assumptions may affect our future stock-based compensation expense and disclosures.

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

Our operations have international subsidiaries located in China, United Kingdom and Israel, as well as an international branch office located in Hong Kong.  The complexities that arise from operating in several different tax jurisdictions inevitably lead to an increased exposure to worldwide taxes.  Should review of the tax filings result in unfavorable adjustments to our tax returns, the operating results, cash flows, and financial position could be materially and adversely affected.

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

Impairment Reviews of Finite-Lived Intangible Assets - We evaluate the carrying value of finite-lived intangible assets and other long-lived assets for impairment whenever indicators of impairment exist. We test finite-lived intangible assets for recoverability using undiscounted cash flows. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units, including markets and market share, sales volumes and mix, research and development expenses, capital spending and working capital changes. Cash flow forecasts are based on operating plans and business projections. We compare the tax-affected undiscounted cash flows to the carrying value of the asset group. If the carrying value exceeds the sum of the undiscounted cash flows of the asset group, we would assess the fair value of the intangible assets in the group to determine if an impairment charge should be recognized in the financial statements.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  ASU 2017-04 eliminates Step 2 as part of the goodwill impairment test.  The amount of the impairment charge to be recognized would now be the amount by which the carrying value exceeds the reporting unit’s fair value.  The loss to be recognized cannot exceed the amount of goodwill allocated to that reporting unit.  The amendments in ASU 2017-04 are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017.  We are evaluating the provisions of ASU 2017-04 and its impact on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for us on January 1, 2018. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 ("ASU 2016-13") regarding ASC Topic 326, "Financial Instruments - Credit Losses," which modifies the measurement of expected credit losses of certain financial instruments. The amendments will be effective for us on January 1, 2020.  We are currently evaluating this guidance and the impact it will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, including recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. ASU No. 2016-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years.  Upon adoption, we anticipate recognizing deferred tax assets for all excess tax benefits that had not been previously recognized. This will be accomplished through a cumulative-effect adjustment to retained earnings of approximately $0.6 million.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for us on January 1, 2019. We are currently evaluating this guidance and the impact it will have on our consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value.  ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method.  ASU 2015-11 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  We are currently evaluating the impact of ASU 2015-11 and have preliminarily concluded that it will not have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” which introduces a new revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This guidance will be effective for us on January 1, 2018. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU 2016-20,

Technical Corrections and Improvements to Topic 606, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, ASU 2016-10, Identifying Performance Obligations and Licensing and ASU 2016-08, Principal versus Agent Considerations.

We will commence our assessment of ASU 2014-09 during the first quarter of 2017 and develop a project plan to guide the implementation. This project plan includes analyzing the standard’s impact on our contract portfolio, comparing our historical accounting policies and practices to the requirements of the new standard and identifying potential differences from applying the requirements of the new standard to its contracts. We will draft an updated accounting policy, evaluate new disclosure requirements and identify and implement appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard.  We expect to adopt this new standard using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption. We are currently evaluating this guidance and the impact it will have on the consolidated financial statements.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign exchange rates, credit risk, and investment risk as follows:

Interest Rate Risk

We manage the sensitivity of our results of operations to interest rate risk on cash equivalents by maintaining a conservative investment portfolio.  The primary objective of our investment activities is to preserve principal without significantly increasing risk.  To achieve this objective, we maintain our portfolio of cash equivalents, short-term investments, and long-term investments, in pre-refunded municipal bonds, U.S. government agency bonds or money market funds invested exclusively in government agency bonds and AA or higher rated corporate bonds.

Due to changes in interest rates, our future investment income may fall short of expectations.  A hypothetical increase or decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at December 31, 2016.  We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

Foreign Currency Risk

We are exposed to currency fluctuations due to our foreign operations and because we sell our products internationally.  We manage the sensitivity of our international sales by denominating the majority of transactions in U.S. dollars.  However, the value of our billings in Chinese yuan is increasing due to the growth of the Connected Solutions business in China.  We manage these operating activities at the local level and revenues, costs, assets and liabilities are generally denominated in local currencies, thereby mitigating the risk associated with changes in foreign exchange. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

We had $1.3 million of cash in foreign bank accounts at December 31, 2016.  We ceased ongoing operations of our Israel subsidiary during the third quarter 2016.  We expect to liquidate the subsidiary and repatriate its remaining cash during 2017.  We do not expect the foreign currency exchange related to the repatriation of these funds to have a material impact on the financial statements.  As of December 31, 2016, we had no intention of repatriating the cash in our foreign bank accounts in China or the U.K.  If we decide to repatriate the cash in these foreign bank accounts, we may experience difficulty in repatriating the cash in a timely manner.  We may also be exposed to foreign currency fluctuations and taxes if we repatriate these funds.

Credit Risk

The financial instruments that potentially subject us to credit risk consist primarily of trade receivables.  For trade receivables, credit risk is the potential for a loss due to a customer not meeting its payment obligations.  Our customers are concentrated in the wireless communications industry.  Estimates are used in determining an allowance for amounts which we may not be able to collect, based on current trends, the length of time receivables are past due and historical collection experience.  Provisions for and recovery of bad debts are recorded as sales and marketing expense in the consolidated statements of operations.  We perform ongoing evaluations of customers' credit limits and financial condition.  Generally, we do not require collateral from customers.  Huawei accounted for approximately 17% of accounts receivable at December 31, 2016.  No other customer accounts receivable balance represented 10% or greater of gross accounts receivable at December 31, 2016 and no customer’s accounts receivable balance represented 10% or greater of gross accounts receivable at December 31, 2015.  Our allowances for potential credit losses have historically been adequate compared to actual losses.

One customer represented 10% or greater of our revenues for the years ended December 31, 2016, and no customers represented 10% or greater of our revenues for the years ended December 31, 2015 or 2014.

Item 8:  Financial Statements and Supplementary Data

PCTEL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PCTEL, Inc.

We have audited the accompanying consolidated balance sheets of PCTEL, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCTEL, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 related to the presentation of deferred income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Chicago, Illinois

March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PCTEL, Inc.

We have audited the internal control over financial reporting of PCTEL, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 15, 2017 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Chicago, Illinois

March 15, 2017

PCTEL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2016	2015
ASSETS

Cash and cash equivalents	$14,855	$7,055
Short-term investment securities	18,456	24,728
Accounts receivable, net of allowance for doubtful accounts of $273 and $314 at December 31, 2016 and December 31, 2015, respectively	19,101	21,001
Inventories, net	14,442	17,596
Prepaid expenses and other assets	1,548	1,586
Total current assets	68,402	71,966

Property and equipment, net	12,609	13,839
Goodwill	3,332	3,332
Intangible assets, net	3,275	11,378
Deferred tax assets, net	4,512	13,155
Other noncurrent assets	36	40
TOTAL ASSETS	$92,166	$113,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$6,073	$6,735
Accrued liabilities	7,177	6,190
Total current liabilities	13,250	12,925

Other long-term liabilities	391	388

Total liabilities	13,641	13,313

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,335,122 and 17,654,236 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	17	18
Additional paid-in capital	134,480	135,714
Accumulated deficit	(55,590)	(35,320)
Accumulated other comprehensive loss	(382)	(15)
Total stockholders’ equity	78,525	100,397
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,166	$113,710

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014

REVENUES	$96,713	$106,615	$107,164
COST OF REVENUES	61,507	69,354	63,577
GROSS PROFIT	35,206	37,261	43,587
OPERATING EXPENSES:
Research and development	10,158	11,205	11,736
Sales and marketing	13,810	14,196	12,961
General and administrative	12,051	12,399	12,819
Amortization of intangible assets	1,651	3,426	1,967
Impairment of goodwill and other intangible assets	5,785	161	0
Restructuring charges	664	1,630	0
Total operating expenses	44,119	43,017	39,483
OPERATING (LOSS) INCOME	(8,913)	(5,756)	4,104
Other income, net	112	3,287	1,666
(LOSS) INCOME BEFORE INCOME TAXES	(8,801)	(2,469)	5,770
Expense (benefit) for income taxes	8,880	(901)	1,158
NET (LOSS) INCOME	$(17,681)	$(1,568)	$4,612

(Loss) Earnings per Share:
Basic	$(1.09)	$(0.09)	$0.25
Diluted	$(1.09)	$(0.09)	$0.25

Weighted Average Shares:
Basic	16,151	17,737	18,159
Diluted	16,151	17,737	18,389

Cash dividend per share	$0.20	$0.20	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014

NET (LOSS) INCOME	$(17,681)	$(1,568)	$4,612
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(367)	(150)	(74)
COMPREHENSIVE (LOSS) INCOME	$(18,048)	$(1,718)	$4,538

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

				Accumulated
				Other	Total
		Additional		Comprehensive	Stockholders'
	Common	Paid-In	Retained	Income	Equity of
	Stock	Capital	Deficit	(Loss)	PCTEL, Inc.
BALANCE at JANUARY 1, 2014	$19	$143,572	$(31,748)	$209	$112,052
Stock-based compensation expense	0	3,276	0	0	3,276
Issuance of shares for stock purchase and option plans	1	1,091	0	0	1,092
Cancellation of shares for payment of withholding tax	0	(1,037)	0	0	(1,037)
Tax effect from stock based compensation	0	203	0	0	203
Repurchase of common stock	(1)	(1,651)	0	0	(1,652)
Dividends paid	0	8	(2,965)	0	(2,957)
Net income	0	0	4,612	0	4,612
Change in cumulative translation adjustment, net	0	0	0	(74)	(74)
BALANCE at DECEMBER 31, 2014	$19	$145,462	$(30,101)	$135	$115,515
Stock-based compensation expense	0	1,865	0	0	1,865
Issuance of shares for stock purchase and option plans	0	1,018	0	0	1,018
Cancellation of shares for payment of withholding tax	0	(438)	0	0	(438)
Tax effect from stock based compensation	0	(115)	0	0	(115)
Repurchase of common stock	(1)	(12,078)	0	0	(12,079)
Dividends paid	0	0	(3,651)	0	(3,651)
Net loss	0	0	(1,568)	0	(1,568)
Change in cumulative translation adjustment, net	0	0	0	(150)	(150)
BALANCE at DECEMBER 31, 2015	$18	$135,714	$(35,320)	$(15)	$100,397
Stock-based compensation expense	0	3,986	0	0	3,986
Issuance of shares for stock purchase and option plans	0	649	0	0	649
Cancellation of shares for payment of withholding tax	0	(426)	0	0	(426)
Tax effect from stock based compensation	0	(482)	0	0	(482)
Repurchase of common stock	(1)	(4,094)	0	0	(4,095)
Dividends paid	0	(867)	(2,589)	0	(3,456)
Net loss	0	0	(17,681)	0	(17,681)
Change in cumulative translation adjustment, net	0	0	0	(367)	(367)
BALANCE at DECEMBER 31, 2016	$17	$134,480	$(55,590)	$(382)	$78,525

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Operating Activities:
Net (loss) income	$(17,681)	$(1,568)	$4,612
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,468	7,105	4,806
Stock based compensation	3,986	1,865	3,276
Impairment of goodwill and other intangible assets	5,785	161	0
(Gain) loss on disposal/sale of property and equipment	2	(12)	9
Restructuring costs	30	688	0
Payment of withholding tax on stock based compensation	(426)	(438)	(1,037)
Deferred tax provision	8,152	(1,284)	1,666
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,695	8,260	(5,301)
Inventories	2,863	(1,385)	(1,870)
Prepaid expenses and other assets	17	227	1,406
Accounts payable	(484)	1,114	1,050
Income taxes payable	81	4	(79)
Other accrued liabilities	878	(4,465)	(1,625)
Deferred revenue	40	(1,198)	1,063
Net cash provided by operating activities	10,406	9,074	7,976

Investing Activities:
Capital expenditures	(1,912)	(2,102)	(2,542)
Proceeds from disposal of property and equipment	15	64	0
Purchase of investments	(74,264)	(30,146)	(58,629)
Redemptions/maturities of short-term investments	80,536	44,995	55,157
Purchase of assets	0	(20,500)	0
Net cash provided by (used in) investing activities	4,375	(7,689)	(6,014)

Financing Activities:
Proceeds from issuance of common stock	649	1,018	1,092
Tax benefit from stock based compensation	0	0	203
Payments for repurchase of common stock	(4,095)	(12,079)	(1,652)
Dividends paid	(3,456)	(3,651)	(2,957)
Net cash used in financing activities	(6,902)	(14,712)	(3,314)

Net increase (decrease) in cash and cash equivalents	7,879	(13,327)	(1,352)
Effect of exchange rate changes on cash	(79)	(50)	(6)
Cash and cash equivalents, beginning of year	7,055	20,432	21,790
Cash and Cash Equivalents, End of Year	$14,855	$7,055	$20,432

Other information:
Cash paid for income taxes	$622	$413	$199
Cash paid for interest	$8	$7	$14
Non-cash investing and financing information:
Increases (decreases) to deferred stock compensation, net	$(879)	$3,566	$12
Issuance of restricted common stock, net of cancellations	$1,725	$4,941	$431
Purchase of assets under capital leases	$134	$30	$189

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended: December 31, 2016

(in thousands)

1. Organization and Summary of Significant Accounting Policies

Nature of Operations

PCTEL, Inc. (“PCTEL”, the “Company”, “we”, “ours”, and “us”) delivers Performance Critical TELecom technology solutions to the wireless industry.  PCTEL is the leading global supplier of wireless network antenna and testing solutions. PCTEL’s Connected Solutions segment designs and manufactures precision antennas. PCTEL antennas are deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in network equipment and devices for the Industrial Internet of Things (“IIoT”). PCTEL’s RF Solutions segment provides test tools and engineering services that improve the performance of wireless networks globally. Mobile operators, neutral hosts, and equipment manufacturers rely on PCTEL to analyze, design, and optimize next generation wireless networks.

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

Connected Solutions Segment

PCTEL Connected Solutions designs and manufactures precision antennas. PCTEL antennas are deployed primarily in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in equipment and devices for the Industrial Internet of Things (“IIoT”). Revenue growth in these markets is driven by the increased use of wireless communications and increased complexity trends occurring within them. PCTEL antennas are primarily sold to original equipment manufacturer (“OEM”) providers where they are designed into the customer’s solution.

Competition in the antenna markets addressed by Connected Solutions is fragmented. Competitors include Amphenol, Comtelco, Laird, Mobile Mark, Pulse, and Radiall/Larsen. The Company seeks out product applications that command a premium for product performance and customer service, and avoids commodity markets.

PCTEL maintains expertise in several technology areas in order to be competitive in the antenna market.  These include radio frequency engineering, mobile antenna design and manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

RF Solutions Segment

PCTEL RF Solutions provides test tools and engineering services that improve the performance of wireless networks globally. Mobile operators, neutral hosts, and equipment manufacturers rely on PCTEL to analyze, design, and optimize next generation wireless networks. Revenue growth is driven by the implementation and roll out of new wireless technology standards (i.e. 1G to 2G, 2G to 3G, 3G to 4G, 4G to 5G, etc…). PCTEL test equipment is sold directly to wireless carriers or to OEM providers who integrate the Company’s products into their solution which is then sold to wireless carriers.

Competitors for PCTEL’s test tool products include OEMs such as Anritsu, Berkley Varitronics, Digital Receiver Technology, and Rohde and Schwarz.

PCTEL maintains expertise in several technology areas in order to be competitive in the test tool and related engineering services market. These include radio frequency engineering, DSP engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

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

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally.  The functional currency for the Company’s foreign operations is predominantly the applicable local currency.  Accounts of foreign operations are translated into U.S. dollars using the year-end exchange rate for assets and liabilities and average monthly rates for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.  Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the consolidated statements of operations.  Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net were $13, $(33), and $(49) in the years ended December 31, 2016, 2015, and 2014, respectively.

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

Cash and Cash Equivalents and Investments

The Company’s cash and investments consist of the following:

	December 31,	December 31,
	2016	2015
Cash	$7,507	$6,077
Cash equivalents	7,348	978
Short-term investments	18,456	24,728
	$33,311	$31,783

Cash and Cash equivalents

At December 31, 2016, cash and cash equivalents included bank balances and investments with original maturities less than 90 days.  At December 31, 2016 and 2015, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 under the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand.  The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. Government Agency securities or bank repurchase agreements collateralized by these same securities.  The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).  The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

At December 31, 2016, the Company had $7.5 million in cash and $7.3 million in cash equivalents and at December 31, 2015, the Company had $6.1 million in cash and $1.0 million in cash equivalents.  The Company had $0.9 million and $1.3 million of cash and cash equivalents in foreign bank accounts at December 31, 2016 and at December 31, 2015, respectively.  Within the cash in foreign bank accounts, the Company had cash of $0.5 million and $0.8 million in China bank accounts at December 31, 2016 and December 31, 2015, respectively.  The Company ceased ongoing operations of its subsidiary in Israel during the third quarter 2016.  The Company expects to liquidate the subsidiary and repatriate its remaining cash during 2017.  In December 2015 the Company recorded the expense for the estimated incremental income tax of $0.1 million related to the repatriation of the funds from Israel.  The Company does not expect the foreign currency exchange related to the repatriation of these funds to have a material impact on the financial statements. As of December 31, 2016, the Company had no intentions of repatriating the cash in its foreign bank accounts in the U.K. or China.  If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.  The Company’s cash in its foreign bank accounts is not insured.

Investments

At December 31, 2016 and 2015, the Company’s short-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, AA or higher rated corporate bonds and certificates of deposit, all classified as held-to-maturity.

At December 31, 2016, the Company had invested $7.8 million in pre-refunded municipal bonds and taxable bond funds, $5.6 million in AA rated or higher corporate bond funds, $2.6 million in U.S. government agency bonds, and $2.5 million in certificates of deposit.  The income and principal from the pre-refunded municipal bonds is secured by an irrevocable trust of U.S. Treasury securities.  The bonds have original maturities greater than 90 days and mature in 2017.  The Company’s bonds are recorded at the purchase price and carried at amortized cost.  The net unrealized gains (losses) were approximately $(9) and $1 at December 31, 2016 and December 31, 2015, respectively.  Approximately 6% and 11% of the Company’s bonds were protected by bond default insurance at December 31, 2016 and 2015, respectively.

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

Cash equivalents and Level 1 and Level 2 investments measured at fair value were as follows:

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other cash equivalents	$7,349	$0	$0	$7,349	$978	$0	$0	$978
Investments:
Pre-refunded municipal bonds	0	7,776	0	7,776	0	7,497	0	7,497
Corporate bonds	0	5,569	0	5,569	0	7,558	0	7,558
US government agency bonds	0	2,571	0	2,571	0	7,008	0	7,008
Certificates of deposit	2,530	0	0	2,530	2,666	0	0	2,666
Total	$9,879	$15,916	$0	$25,795	$3,644	$22,063	$0	$25,707

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms for most customers that range between 30 and 60 days.  The Company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required.  The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable.  The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable.  The Company’s allowance for doubtful accounts was $0.3 million at December 31, 2016 and 2015, respectively.  The provision for doubtful accounts is included in sales and marketing expense in the consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing.  Inventories as of December 31, 2016 and 2015 were composed of raw materials, sub-assemblies, finished goods and work-in-process.  The Company had consigned inventory of $0.4 million and $0.7 million at December 31, 2016 and 2015, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on the Company’s estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on the Company’s identification of inventory where carrying value is above net realizable value.  The allowance for inventory losses was $2.9 million and $2.2 million as of December 31, 2016 and 2015, respectively.

Inventories consisted of the following:

	December 31, 2016	December 31, 2015
Raw materials	$8,718	$11,012
Work in process	1,486	917
Finished goods	4,238	5,667
Inventories, net	$14,442	$17,596

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

Property and equipment consisted of the following:

	December 31, 2016	December 31, 2015
Building	$6,351	$6,227
Computers and office equipment	11,577	10,931
Manufacturing and test equipment	12,940	12,826
Furniture and fixtures	1,239	1,273
Leasehold improvements	1,191	1,001
Motor vehicles	20	42
Total property and equipment	33,318	32,300
Less: Accumulated depreciation and amortization	(22,479)	(20,231)
Land	1,770	1,770
Property and equipment, net	$12,609	$13,839

Depreciation and amortization expense was approximately $3.2 million, $3.1 million, and $2.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.  Amortization for capital leases is included in depreciation and amortization expense.  See Note 7 for information related to capital leases.

Liabilities

Accrued liabilities consisted of the following:

	December 31, 2016	December 31, 2015
Payroll, bonuses, and other employee benefits	$2,029	$1,179
Inventory receipts	1,622	1,628
Paid time off	1,230	1,271
Income and sales taxes	546	381
Warranties	394	348
Professional fees and contractors	320	305
Employee stock purchase plan	300	280
Real estate taxes	152	161
Restructuring	126	237
Deferred revenues	104	65
Other	354	335
Total	$7,177	$6,190

Long-term liabilities consisted of the following:

	December 31, 2016	December 31, 2015
Long-term obligations under capital leases	$157	$107
Deferred rent	156	250
Restructuring	70	0
Deferred revenues	8	31
Total	$391	$388

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

Advertising Costs

Advertising costs are expensed in the period in which they are incurred.  Advertising expense was $162, $212, and $175 in each of the fiscal years ended December 31, 2016, 2015, and 2014, respectively.

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

Deferred tax assets arise when the Company recognizes charges or expenses in the financial statements that will not be allowed as income tax deductions until future periods.  The deferred tax assets also include unused tax net operating losses and tax credits that the Company is allowed to carry forward to future years.  Accounting rules permit the Company to carry the deferred tax assets on the balance sheet at full value as long as it is more likely than not the deductions, losses, or credits will be used in the future.  A valuation allowance must be recorded against a deferred tax asset if this test cannot be met.  During 2016, the Company recorded adjustments to the valuation allowance of $12.6 million because the Company does not believe it will generate sufficient US taxable income to realize a significant portion of its deferred tax assets.  See Note 6 for more information on the deferred tax valuation allowance.

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

The Company performed its annual goodwill test on the RF Solutions products reporting unit at October 31, 2016.  The Company tested goodwill of $3.3 million that was recorded from the Nexgen acquisition in February 2015.  The Company performed both a qualitative analysis of goodwill and the step one quantitative analysis.  There was no triggering event from the qualitative analysis, and the fair value of the reporting unit was higher than its carrying value in the quantitative analysis.  Based on the Company’s analysis, there was no impairment of goodwill as of the testing date because the fair value of the reporting unit exceeded its carrying value by a significant margin.

The Company performed its annual goodwill test at October 31, 2015 for its goodwill within the RF Solutions segment.  The Company tested its goodwill of $3.3 million for products and $0.2 million for services.  At that date the carrying value of the Company’s assets was $102.5 million as compared to a $100.0 million market capitalization and a $9.3 million control premium determined by the Company as the net present value of its public company costs that would become cost savings synergies to an acquirer. During the fourth quarter the products reporting unit was operating consistently with the projections made at September 30, 2015.  The services reporting unit was operating at a lower level than the projections at September 30, 2015. The Company performed a qualitative assessment and concluded it is more likely than not that the fair value of the products reporting unit is more than its carrying value, including goodwill, and the services reporting unit is less likely than not. In addition the Company performed a Step 1 quantitative goodwill test for both reporting units at October 31, 2015 which confirmed the qualitative assessments. The Company performed a Step 2 quantitative goodwill test at October 31, 2015 on the Services reporting unit and concluded that all $0.2 million of the goodwill was impaired.

The Company’s carrying value at December 31, 2015 was $100.5 million as compared to a market capitalization of $80.3 million and a control premium of $9.3 million. The market cap deficit had existed since mid-November 2015.  A stock performance comparison was performed with twelve of the peer companies the Company uses for compensation comparable data that are still publicly traded at December 31, 2015. The company list can be found in the Company’s Proxy Statement dated April 30, 2015. When comparing the period October 31, 2015 to December 31, 2015 eight of the companies experienced stock price declines, two of which were comparable to PCTEL’s decline. Trading volume for all the companies including PCTEL during that period was consistent with historical levels. Management concluded that the market was distressed but liquid. The Company considered the decline in market capitalization and resulting deficit to carrying value to be an indication that an impairment loss may have occurred at December 31, 2015.  The Company performed another Step 1 quantitative goodwill test at December 31, 2015. The higher discount rates used for the reporting units reconciled the total fair value of the Company to its December 31, 2015 market capitalization. The test indicated the remaining goodwill was not impaired.

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

During 2016, the Company recorded total impairment expense of $5.8 million related to customer relationships for the Services reporting unit within the RF Solutions segment, consisting of $4.7 million at June 30, 2016 and $1.1 million at December 31, 2016.

For the three months ended June 30, 2016, the revenue and contribution margin of the services reporting unit were below its forecasts.  The results and revised forecast were reflective of a long-term slowdown in the DAS market which is the primary market addressed by the Company’s services offering. The Company considered the changes to its forecast and the industry and market trends as a triggering event to assess the intangible assets of the services reporting units for impairment.  The Company reviewed the intangible assets for impairment by performing a test of recoverability.  The cash flow forecast prepared by the Company included assumptions for revenues, gross margins, and operating expenses.  The test of recoverability failed because the undiscounted cash flows were below the carrying value of the services reporting unit.  The Company calculated the fair value of the services reporting unit with the assistance of a third-party valuation firm.

For the three months ended December 31, 2016, the revenues and contribution margin for the services reporting unit declined sequentially.  The fourth quarter 2016 gross margin was negatively impacted by the lower revenue volume and by lower average margins on individual projects.  At December 31, 2016 the backlog was lower than historical trends and there were no known large projects in the sales funnel.  Based on these facts and an updated review of the market and industry trends, the Company lowered its profit forecast for 2017 compared to the profit forecast prepared for the 2017 operating plan and the Company lowered its long-term revenue and profit forecast.  The Company determined that the revision to the forecast for services was a triggering event for its review of intangible assets for impairment.  The Company reviewed its intangible assets for impairment by performing a test of recoverability.  The cash flow forecast prepared by the Company included assumptions for revenues, gross margins, and operating expenses.  The test of recoverability failed because the undiscounted cash flows were below the carrying value of the services reporting unit.  The Company calculated the fair value of the Services reporting unit based on the valuation assumptions from the analysis at June 30, 2016.  The impairment charge of $1.1 million represented the remaining value of the customer relationships as of December 31, 2016.

As discussed in the goodwill section above, the Company recorded an impairment of all $0.2 million of the goodwill carried by the services reporting unit at the annual impairment test date.  Additionally at December 31, 2015, the services reporting unit forecast had deteriorated from that used in the October 31, 2015 goodwill impairment analysis.  Management concluded that these were triggering events indicating that a potential impairment of long-lived intangible assets in that reporting unit may have occurred. The Company performed a long-lived asset impairment test by comparing the undiscounted future cash flows for the services reporting unit to the reporting unit’s asset carrying value. The customer relationships were determined to be the primary asset of the asset group.  Since this asset was not separable from the other assets in the services reporting unit, the asset group consisted of all of the assets in the reporting group.  No impairment was indicated.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  ASU 2017-04 eliminates Step 2 as part of the goodwill impairment test.  The amount of the impairment charge to be recognized would now be the amount by which the carrying value exceeds the reporting unit’s fair value.  The loss to be recognized cannot exceed the amount of goodwill allocated to that reporting unit.  The amendments in ASU 2017-04 are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is evaluating the provisions of ASU 2017-04 and its impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the emerging issues take force).  This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company on January 1, 2018.  The Company does not believe the guidance will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 ("ASU 2016-13") regarding ASC Topic 326, "Financial Instruments - Credit Losses," which modifies the measurement of expected credit losses of certain financial instruments. The amendments will be effective for the Company on January 1, 2020.  The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, including recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. ASU No. 2016-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years.  Upon adoption, the Company anticipates recognizing deferred tax assets for all excess tax benefits that had not been previously recognized. This will be accomplished through a cumulative-effect adjustment to retained earnings of approximately $0.6 million.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for the Company on January 1, 2019.  The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value.  ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method.  ASU 2015-11 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  The Company is currently evaluating the impact of ASU 2015-11 and has preliminarily concluded that it will not have a significant impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” which introduces a new revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This guidance will be effective for us on January 1, 2018. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU 2016-20, Technical Corrections and Improvements to Topic 606, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, ASU 2016-10, Identifying Performance Obligations and Licensing and ASU 2016-08, Principal versus Agent Considerations.

The Company will commence our assessment of ASU 2014-09 during the first quarter of 2017 and develop a project plan to guide the implementation. This project plan includes analyzing the standard’s impact on the Company’s contract portfolio, comparing historical accounting policies and practices to the requirements of the new standard and identifying potential differences from applying the requirements of the new standard to its contracts. The Company will draft an updated accounting policy, evaluate new disclosure requirements and identify and implement appropriate changes to business processes, systems and controls to support recognition and disclosure under the new standard. The Company expects to adopt this new standard using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating this guidance and the impact it will have on the consolidated financial statements.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share:

	Years Ended December 31,
	2016	2015	2014
Basic (Loss) Earnings Per Share computation:
Numerator:
Net (loss) income	$(17,681)	$(1,568)	$4,612
Denominator:
Common shares outstanding	16,151	17,737	18,159
(Loss) Earnings per common share - basic
Net (loss) income	$(1.09)	$(0.09)	$0.25
Diluted (Loss) Earnings Per Share computation:
Denominator:
Common shares outstanding	16,151	17,737	18,159
Restricted shares subject to vesting	*	*	139
Performance shares subject to vesting	*	*	80
Common stock option grants	*	*	11
Total shares	16,151	17,737	18,389
(Loss) Earnings per common share - diluted
Net (loss) income	$(1.09)	$(0.09)	$0.25

* As denoted by “*” in the table above, weighted average common stock option grants and restricted shares of 174,000 and 520,000 were excluded from the calculations of diluted net loss per share for the years ended December 31, 2016 and 2015, respectively, since their effects are anti-dilutive.

3. Acquisitions

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

Acquisition of business from Nexgen Wireless, Inc.

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

The business acquired from Nexgen was based in Schaumburg, Illinois. Nexgen provided a network analysis tool portfolio, and engineering services. Nexgen’s software product portfolio translates real-time network performance data into engineering actions to optimize operator performance and supports crowd-based, cloud-based data analysis to enhance network performance. The business provides performance engineering, specialized staffing, and trend analysis for carriers, infrastructure vendors, and neutral hosts for 2G, 3G, 4G, and LTE networks.

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

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2015, on April 7, 2015, Samsung Electronics America, Inc., as successor in interest to Samsung Telecommunications America, LLC (“Samsung”), provided Nexgen and the Company with a final notice of Samsung’s election to terminate, effective April 30, 2015, the Contractor Services Agreement, dated May 2, 2012 (the “CSA”), by and between Samsung and Nexgen.  On May 5, 2015, the Company and the Nexgen Parties entered into an Amendment to the Asset Purchase Agreement (the “Nexgen APA Amendment”) with the following principal terms: (a) Nexgen agreed to transfer to the Company previously excluded accounts receivable with an aggregate value of $0.8 million; (b) the aggregate amount potentially payable to the Nexgen Parties as contingent earnout consideration was reduced from $2.0 million to $1.0 million; (c) the Company waived its right to seek additional indemnification from the Nexgen Parties for matters specified therein; (d) the parties directed that $2.25 million in escrowed funds potentially payable to the Nexgen Parties pursuant to the Nexgen APA be released to the Company; (e) Mr. Thakkar relinquished a portion of the equity awards previously granted to him; and (f) the Company released various potential claims against Nexgen and the Nexgen Parties with respect to the termination of the CSA and related matters. The measurement period for the revised earnout commenced on January 1, 2016 and ends on December 31, 2016 and is dependent on software revenue-based goals pertaining to the acquired business.  The contingent liability was 0 at December 31, 2016.

The amendment terms were accounted for consistent with accounting for legal settlements, as there is not a clear and direct link between the settlement and the acquisition price. During June 2015, the Company received the cash from the escrow fund and the previously excluded accounts receivable. These amounts are recorded in Other Income, net in the condensed consolidated statements of operations. At December 31, 2015 and 2016, the Company assumed no liability for the contingent earnout consideration.

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

The Company assumed Nexgen’s existing lease for Nexgen’s offices in Schaumburg, Illinois.  Effective March 2016, the Company exercised its right of early termination of the Schaumburg lease.  The lease termination was effective as of August 31, 2016.  The Company moved the employees from the Schaumburg office to its Bloomingdale office prior to the termination date.  The Nexgen services acquired in 2015 were integrated into the existing RF Solutions services reporting unit and the data analytics products were integrated in the RF Solutions product reporting unit.  The Company recognizes revenue for the engineering services under the completed performance method.  For specialized staffing, the Company recognizes revenue as services are provided to the customer.

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

	(unaudited) Year Ended December 31, 2015	(unaudited) Year Ended December 31, 2014
REVENUES	$109,573	$130,991
NET (LOSS) INCOME	$(1,435)	$8,954
NET (LOSS) INCOME PER SHARE	$(0.08)	$0.49

The pro forma results include adjustments for intangible amortization of $0.3 million and $2.6 million for the years ended December 31, 2015 and 2014, respectively.  The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2014, nor is it necessarily indicative of the Company’s future consolidated results of operations or financial position.

4. Goodwill and Other Intangible Assets

Goodwill

The activity related to goodwill for the years ended December 31, 2016 and 2015 was as follows:

Amount
Balance at January 1, 2015	$161
Acquisition of business from Nexgen Wireless	3,332
Impairment of goodwill - RF Services	(161)
Balance at December 31, 2015	$3,332
No changes	0
Balance at December 31, 2016	$3,332

The Company recorded $0.2 million of goodwill related to the business acquired from Envision Wireless, Inc. in 2011 and recorded goodwill of $3.3 million of goodwill related to the business acquired from Nexgen in February 2015.  There are two reporting units for goodwill testing purposes within the RF Solutions segment, products and services. The $3.3 million of goodwill from the Nexgen acquisition was recorded in products and the $0.2 million of goodwill from the Envision acquisition was recorded in services.  The Company recorded an impairment charge of $0.2 million in the fourth quarter 2015 because the fair value of the services reporting unit was below its carrying value.  See the goodwill section of Note 1 for more information on the evaluation of goodwill.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years.  Amortization expense was approximately $2.3 million, $4.0 million, and $2.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.  For the year ended December 31, 2016, $1.6 million of the intangible amortization was included in operating expenses and $0.7 million was included in cost of goods sold.  For the year ended December 31, 2015, $3.4 million of the intangible amortization was included in operating expenses and $0.6 million was included in cost of goods sold.  For the year ended December 31, 2014 all of the intangible amortization was recorded within operating expenses.

The summary of other intangible assets, net is as follows:

	December 31, 2016			December 31, 2015
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$25,497	$25,497	$0	$25,497	$18,616	$6,881
Patents and technology	10,114	8,004	2,110	10,114	7,337	2,777
Trademarks and trade names	4,960	4,111	849	4,960	3,738	1,222
Other	2,743	2,427	316	2,743	2,245	498
	$43,314	$40,039	$3,275	$43,314	$31,936	$11,378

The $8.1 million decrease in the net book value of intangible assets at December 31, 2016 compared to December 31, 2015 reflects impairment of $5.8 million of customer relationships and amortization expense of $2.3 million recorded for the year ended December 31, 2016.  See the section on long-lived assets in Note 1 for more information related to the impairment charge.  The amortization expense for technology of $0.7 million was recorded in cost of revenues, and for all other intangible assets of $1.6 million was recorded in operating expenses.

In 2015, the Company recorded $13.1 million of intangible assets for the purchase of the business from Nexgen and wrote off $0.4 million of assets related to the Company’s exit from the mobile towers product line.  As a restructuring charge, the Company wrote off the remaining technology and a portion of the trade names and customer relationships from the acquisition of the TelWorx business in 2012.

The amortization related to the assets recorded for the acquisition of the business from Nexgen was $2.0 million and $2.4 million for the years ended December 31, 2016 and 2015, respectively.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	4 to 6 years	5.0
Patents and technology	3 to 6 years	5.1
Trademarks and trade names	3 to 8 years	5.5
Other	1 to 6 years	3.4

The Company’s scheduled amortization expense over the next four years is as follows:

Fiscal Year	Amount
2017	$1,162
2018	$1,084
2019	$885
2020	$144

5. Restructuring

The Company incurred restructuring expense of $0.7 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively.  No restructuring expenses were recorded for the year ended December 31, 2014.

2016 Restructuring

During the first quarter 2016, the Company reduced headcount in its RF Solutions segment related to services and SeeHawk analytics, and exited from its Colorado office in order to consolidate facility space.  In the third and fourth quarters, the Company recorded additional restructuring expense primarily related to updated assumptions for the Colorado lease obligation.  The total restructuring expense in 2016 consisted of $0.3 million in employee severance and payroll related costs, $0.3 million for lease terminations, and $0.1 million related to fixed asset disposals.  The restructuring expense incurred for lease terminations includes the remaining obligations under the lease, net of assumed proceeds for a sublease.  As of December 31, 2016, the Colorado office has not been subleased.

Of the $0.2 million restructuring liability at December 31, 2016, $0.1 million was included in accrued liabilities and $0.1 million was included in long-term liabilities in the consolidated balance sheets.

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

The Company acquired the mobile tower product line in the 2012 acquisition of TelWorx. The Company’s mobile towers were primarily sold into the oil and gas exploration market in North America. The mobile towers were used to primarily provide a communications link to an oil drilling site or lighting for a site under construction. The decline in oil prices caused a decline in related mobile tower sales. The Company made the decision to exit the mobile tower product line due to the anticipated long term effect on revenue from depressed oil prices, and the fact that one of its two tower suppliers filing for Chapter 7 bankruptcy in June 2015 as a result of the decline in sales.  Mobile towers were not a key element of the company’s kitting operation or antenna business within Connected Solutions.  The Company’s exit from the mobile tower product line does not meet the accounting guidance for discontinued operations.  The exit from mobile towers did not constitute a strategic shift in the Company’s operations.  The Company recorded a charge of $0.4 million related to write-off of intangible assets related to the mobile product line.

The restructuring liability of $0.2 million at December 31, 2015 was included in accrued liabilities in the consolidated balance sheets.

The following table summarizes the Company’s restructuring accrual activity for 2015 and 2016:

		Intangible	Lease	Asset
	Severance	Assets	Terminations	Disposals	Total
Balance at January 1, 2015	$0	$0	$0	$0	$0
Restructuring charges	1,199	406	0	25	1,630
Payments/Charges	(962)	(406)	0	(25)	(1,393)
Balance at December 31, 2015	237	0	0	0	237
Restructuring charges	254	0	338	72	664
Payments/Charges	(485)	0	(148)	(72)	(705)
Balance at December 31, 2016	$6	$0	$190	$0	$196

6. Income Taxes

The Company recorded income tax expense of $8.9 million for the year ended December 31, 2016, an income tax benefit of $0.9 million for the year ended December 31, 2015, and income tax expense of $1.2 million for the years ended December 31, 2014.

The 2016 effective tax rate differed from the statutory Federal rate of 34% primarily due to adjustments to the deferred tax valuation allowance.  The Company recorded adjustments of $12.6 million to the deferred tax valuation allowance in 2016.  The 2015 effective tax rate differed from the statutory Federal rate of 34% primarily due to research and development credits and incremental tax on repatriation of funds from Israel.  The 2014 effective tax rate differed from the statutory Federal rate of 34% primarily because of reversals of liabilities for uncertain tax positions related to research credits and foreign withholding taxes.  During 2016 and 2015 the Company wrote off $0.5 million and $0.1 million, respectively of deferred tax assets to additional paid in capital related to vested stock options that were forfeited. During 2014, the Company recorded $0.2 million to additional paid in capital related to excess tax benefits for stock-based compensation.

A reconciliation of the expense (benefit) for income taxes at the federal statutory rate compared to the expense (benefit) at the effective tax rate is as follows:

	Years Ended December 31
	2016	2015	2014
Statutory federal income tax rate	34%	34%	34%
State income tax, net of federal benefit	4%	2%	4%
Tax effect of permanent differences	0%	-2%	1%
Tax on repatriation	0%	-5%	0%
Effective state rate change to deferred tax assets	1%	0%	0%
Foreign income taxed at different rates	2%	3%	-1%
Research and development credits	1%	5%	-3%
Return to provision adjustments	1%	0%	0%
Change in valuation allowance	-144%	0%	0%
Release of FIN 48 liability	0%	0%	-15%
	-101%	37%	20%

The domestic and foreign components of the continuing income (loss) before expense (benefit) for income taxes were as follows:

	Years Ended December 31,
	2016	2015	2014
Domestic	$(11,475)	$(3,705)	$4,882
Foreign	2,674	1,236	888
	$(8,801)	$(2,469)	$5,770

The expense (benefit) for income taxes of continuing operations consisted of the following:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$(5)	$30	$(716)
State	12	91	60
Foreign	721	262	148
	728	383	(508)
Deferred:
Federal	7,478	(1,214)	1,521
State	666	(113)	164
Foreign	8	43	(19)
	8,152	(1,284)	1,666
Total	$8,880	$(901)	$1,158

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The net deferred tax accounts consist of the following:

	December 31,
	2016	2015
Deferred Tax Assets:
Amortization	$9,313	$7,799
Stock compensation	1,902	1,571
Federal, foreign, and state credits	1,307	1,247
Inventory reserves	1,397	1,191
Accrued vacation	461	465
Net operating loss carryforwards	4,029	2,514
Other	298	330
Gross deferred tax assets	18,707	15,117
Valuation allowance	(13,300)	(659)
Net deferred tax asset	5,407	14,458
Deferred Tax liabilities:
Depreciation	(895)	(1,303)
Net Deferred Tax Assets	$4,512	$13,155

Effective December 31, 2015, the Company early adopted the balance sheet classification of deferred taxes on a prospective basis. The guidance required deferred tax assets and liabilities to be classified as noncurrent rather than split between current and noncurrent. Approximately $1.8 million in current deferred tax assets were reclassified to long-term deferred tax assets at December 31, 2015.

Deferred Tax Valuation Allowance

At December 31, 2016, the Company had $4.5 million of net deferred tax assets, including domestic net deferred tax assets of $4.4 million and foreign net deferred tax assets of $0.1 million.  At December 31, 2015, the Company had $13.2 million of net deferred tax assets, including domestic net deferred tax assets of $13.1 million and foreign net deferred tax assets of $0.1 million.  The most significant balance within the net deferred tax assets at December 31, 2016 and 2015 relates to intangible assets acquired under purchase accounting which are amortized for tax purposes over 15 years, but for shorter periods under generally accepted accounting principles. The Company had a valuation allowance of $13.3 million and $0.7 million at December 31, 2016 and 2015, respectively.  The valuation allowance at December 31, 2016 is primarily because the Company does not believe it will generate sufficient US taxable income to realize a significant portion of its deferred tax assets.  The valuation allowance at December 31, 2015 related to credits and state operating losses that the Company does not expect to realize because they correspond to tax jurisdictions where the Company no longer has significant operations.

On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance.  The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carryforward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.0 year average period over which future income can be utilized to realize the deferred tax assets.  In 2016, the Company recorded adjustments of $12.6 million to the valuation allowance for deferred tax assets.

During the quarter ended June 30, 2016, there were two significant changes in the deferred tax asset recoverability evidence pattern.  The cumulative three year US book income turned to a loss.  In addition, the Company experienced a significant shift in its Connected Solutions segment revenue to products that are designed, manufactured and sold through the Company’s China subsidiary directly into China. This will cause a significant shift going forward in the Company’s tax profitability from the United States to China.  The Company believes this is the beginning of a long-term trend.  In the third quarter, the Company completed a recapitalization of its China subsidiary to accommodate the initial working capital growth required to support the shift and continues to anticipate permanently reinvesting future earnings and profits from its China subsidiary in China to support its future working capital needs there.  The Company re-forecasted its long term domestic profitability in light of the shift in business to China that is occurring.  The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction.  The Company used a series of projections bound on the low side by what it would take for none of its deferred tax assets to be realized and on the high side by what it would take for all of the deferred tax assets to be realized.  Based on assigned probabilities to each scenario, the Company recorded an adjustment to the valuation allowance of $7.6 million.

In the fourth quarter 2016, the Company updated its projections for its analysis to determine the valuation allowance. The Company reduced its domestic profit forecast because it lowered its long-term forecast for its services business and increased the contribution of the profits from its China subsidiary.  The Company also updated its estimated tax deductions.  The Company used the same approach with a series of projections bound on the low side by what it would take for none of its deferred tax assets to be realized and on the high side by what it would take for all of the deferred tax assets to be realized.  Based on assigned probabilities to each scenario, the Company recorded an adjustment to the valuation allowance of $5.0 million.

Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

Accounting for Uncertainty for Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2016	2015
Beginning of period	$850	$807
Addition related to tax positions in current year	20	43
End of period	$870	$850

Included in the balance of total unrecognized tax benefits at December 31, 2016 are potential benefits of $0.9 million that, if recognized, would affect the effective rate on income before taxes.  During 2014, the Company recognized tax benefits of $0.8 million related to the reversal of liabilities related to tax positions for research credits and foreign withholding taxes.  The Company is unaware of any positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes all interest and penalties, including those relating to unrecognized tax benefits as income tax expense.  There was no income tax expense related to interest and penalties for the years ended December 31, 2016, 2015, and 2014.

Audits

The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions.  The Company’s U.S. federal tax returns remain subject to examination for 2012 and subsequent periods.  The Company’s state tax returns remain subject to examination for 2012 and subsequent periods.  The Company’s foreign tax returns remain subject to examination for 2010 and subsequent periods.

Summary of Carryforwards

At December 31, 2016, the Company has a federal net operating loss carryforward of $11.8 million that expires between 2033 and 2037, state net operating loss carryforwards of $11.7 million that expire between 2025 and 2037.  Of the $11.8 million net operating loss, $1.7 million is related to stock-based compensation tax deductions in excess of book compensation expense (APIC NOLs) that will be credited to additional paid in capital when such deductions reduce taxes payable as determined on a "with-and-without" basis.  The Company’s state net operating losses consist of tax deductible expenses in addition to excess tax benefits for stock-based compensation.  Additionally, the Company has $1.5 million of state research credits with no expiration.

Investment in Foreign Operations

In 2015 the Company provided U.S. income taxes of $0.1 million related to the expected repatriation of earnings from its subsidiary in Israel.  The Company expects to liquidate this entity and repatriate the earnings in 2017.  As of December 31, 2016 there are no business activities in this subsidiary.  The Company has not provided deferred U.S. income taxes and foreign withholding taxes on approximately $4.8 million of undistributed cumulative earnings of other foreign subsidiaries because the Company considers such earnings to be permanently reinvested in those operations.  Upon repatriation of these earnings, the Company would be subject to U.S. income tax, net of available foreign tax credits.  The Company does not believe that the net tax effect of repatriation of foreign earnings is significant.

7. Commitments and Contingencies

Operating Leases

The Company has operating leases for facilities through 2020 and office equipment through 2021.  The future minimum rental payments under these leases at December 31, 2016, are as follows:

Year	Amount
2017	$936
2018	884
2019	821
2020	305
Thereafter	28
Future minimum lease payments	$2,974

The rent expense under leases was approximately $0.9 million, $1.1 million, and $0.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Capital Leases

The Company has capital leases for office and manufacturing equipment.  As of December 31, 2016 and 2015, the equipment had cost, accumulated depreciation, and a net book value as follows:

	December 31, 2016	December 31, 2015
Cost	$324	$190
Accumulated Depreciation	(105)	(48)
Net Book Value	$219	$142

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount
2017	$77
2018	76
2019	60
2020	20
2021	8
Total minimum payments required:	241
Less amount representing interest:	15
Present value of net minimum lease payments:	$226

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The Company’s allowance for sales returns was $0.2 million at December 31, 2016 and 2015 and is included within accounts receivable on the consolidated balance sheet.

The Company offers repair and replacement warranties of primarily five years for antenna products and for scanning receivers.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends.  The warranty reserve was $0.4 million at December 31, 2016 and $0.3 million at December 31, 2015 and is included in other accrued liabilities in the accompanying consolidated balance sheets.

	Year Ended December 31,
	2016	2015
Beginning balance	$348	$304
Provisions for warranties	114	60
Consumption of reserves	(68)	(16)
Ending balance	$394	$348

Contingent Consideration

As part of the acquisition of the business from Nexgen, the purchase consideration included a contingent payment that was dependent on the achievement of revenue-based goals pertaining to the acquired business for the period commencing on March 1, 2015 and ending on April 30, 2016.  As part of the Nexgen APA Amendment, the parties revised the terms of the contingent consideration to software revenue-based goals pertaining to the acquired business. The measurement period for the revised earnout commenced on January 1, 2016 and ended on December 31, 2016.  Based on the 2016 results, there was no contingent liability at December 31, 2016.  See Note 3 for information related to the Nexgen APA Amendment.

Legal Proceedings

Settlement with TelWorx Parties and Other Parties

On March 27, 2013, the Company and the TelWorx Parties (as defined below) entered into an Amendment (the “Amendment”) to the Asset Purchase Agreement dated July 9, 2012 (the “Original Agreement), among the Company, PCTelWorx, Ciao Enterprises, LLC f/k/a TelWorx Communications, LLC and certain of its affiliated entities (collectively, the “TelWorx Entities”) and Tim and Brenda Scronce (“Sellers” and collectively with the TelWorx Entities, the “TelWorx Parties”), as part of a settlement arrangement relative to PCTelWorx’s acquisition of substantially all of the assets and the assumption of certain specified liabilities of the TelWorx Entities on July 9, 2012 (the “Acquisition”).

As disclosed in the Company’s Form 8-K/A filed with the Securities and Exchange Commission (the “Commission”) on March 13, 2013, after completion of the Acquisition, the Company became aware of certain accounting irregularities with respect to the TelWorx Entities and the Company’s Board of Directors directed management to conduct an internal investigation. Based on the results of the Company’s investigation, the Company’s Board of Directors directed management to seek restitution from the TelWorx Parties, and after protracted negotiations and concurrent litigation, the parties entered into the Amendment and related settlement agreements to resolve their dispute.  The settlement had an aggregate fair value of $5.4 million.

The Company received restitution from two other parties used by the TelWorx Parties for professional services in their sale of the business to the Company. In 2014, the Company settled in cash with the two parties for $0.1 million $0.8 million, respectively. The Company recorded the settlements as other income.

8. Shareholders’ Equity

Common Stock

The activity related to common shares outstanding for the years ended December 31st is as follows:

	2016	2015	2014
Beginning of year	17,654	18,571	18,566
Issuance of common stock on exercise of stock options net of stock swaps	0	35	58
Issuance of restricted common stock and performance shares, net of cancellations	400	916	183
Issuance of common stock from purchase of Employee Stock Purchase Plan shares	146	134	101
Cancellation of stock for withholding tax for vested shares	(82)	(59)	(121)
Common stock buyback	(783)	(1,943)	(216)
End of Year	17,335	17,654	18,571

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock in one or more series, each with a par value of $0.001 per share.  As of December 31, 2016 and 2015, no shares of preferred stock were issued or outstanding.

9. Stock-Based Compensation

Stock Plans

Common Stock Reserved for Future Issuance

At December 31, 2016, the Company had 4,459,926 shares of common stock that could potentially be issued under various stock-based compensation plans described in this footnote.  A summary of the reserved shares of common stock for future issuance are as follows:

	December 31,
	2016	2015
Stock Plan	3,937,606	4,712,576
2001 Stock Plan	31,110	50,530
Employee Stock Purchase Plan	491,210	637,158
Total shares reserved	4,459,926	5,400,264

These amounts include the shares available for grant and the options outstanding.

Stock Plan

The Board of Directors may grant to employees, directors and consultants restricted stock, options to purchase common stock, or stock purchase rights at terms and prices determined by the Board under the 1997 Stock Plan which expires in 2016.  Under the 1997 Stock Plan, each restricted share award consumes 1.78 of shares available and each stock option award consumes 1.0 share available.  As of December 31, 2016, options to acquire 794,451 shares were outstanding and a total of 3,143,155 shares remain available for future grants.

2001 Non-Statutory Stock Option Plan

Options granted under the 2001 Plan are exercisable at any time within ten years from the date of grant or within ninety days of termination of employment.  In June 2010 the stockholders approved certain changes to the 1997 Stock Plan that included the following: (i) there would be no additional grants from the 2001 Stock Plan; and (ii) any shares returned (or that would have otherwise returned) to the 2001 Plan would be added to the shares of common stock authorized for issuance under the 1997 Stock Plan.  The 2001 Plan terminated in August 2011, and options to acquire 31,110 shares were outstanding at December 31, 2016.

Employee Stock Purchase Plan

Under the Company’s ESPP, eligible employees can purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period.  In June 2014, the Company’s shareholders approved an amended and restated ESPP.  Under the restated ESPP, the number of shares authorized for issuance was increased by 750,000 and the expiration date of the ESPP was modified from March 2017 to the date that all shares authorized have been granted.  As of December 31, 2016, the Company had 491,210 shares remaining that can be issued under the Purchase Plan.

Stock-Based Compensation Expense

The consolidated statements of operations include $4.0 million, $1.9 million, and $3.3 million of stock compensation expense for the years ended December 31, 2016, 2015, and 2014, respectively.  Stock compensation expense for the year ended December 31, 2016, consisted of $3.0 million for service-based restricted stock and restricted stock unit awards, $0.6 million for stock bonuses and $0.3 million for stock option and stock purchase plan expenses.  Stock compensation expense for the year ended December 31, 2015, consisted of $1.8 million for service-based restricted stock and restricted stock unit awards and $0.6 million for stock option and stock purchase plan expenses, offset by a $0.5 million benefit related to expense reversals for performance-based stock awards.  Stock compensation expense for the year ended December 31, 2014, consisted of $1.5 million for service-based restricted stock and restricted stock unit awards, $1.2 million for stock option and stock purchase plan expenses, and $0.6 million for performance-based stock awards.  The Company did not capitalize any stock compensation expense during the years ended December 31, 2016, 2015, and 2014.

The stock-based compensation expense by type is as follows:

	Years Ended December 31,
	2016	2015	2014
Service-based awards	$3,030	$1,813	$1,468
Stock bonuses	624	0	0
Stock option and employee purchase plans	332	562	1,192
Performance-based shares and stock options	0	(510)	616
	$3,986	$1,865	$3,276

The stock-based compensation is reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
	2016	2015	2014
Cost of revenues	$411	$370	$426
Research and development	650	419	659
Sales and marketing	627	238	661
General and administrative	2,298	838	1,530
Total	$3,986	$1,865	$3,276

Restricted Stock - Serviced Based

The Company grants service-based restricted shares as employee incentives.  When service-based restricted stock is granted to employees, the Company records deferred stock compensation within additional paid-in capital, representing the fair value of the common stock on the date the restricted shares are granted.  The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares.  These grants vest over various periods, but typically vest over four years.  During the years ended December 31, 2016, 2015 and 2014, the Company awarded annual service-based restricted stock to eligible employees as long-term incentives.

The following table summarizes service-based restricted stock activity for the years ended December 31st:

	2016		2015		2014
Unvested Restricted Stock Awards	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Beginning of year	1,050,172	$6.11	343,836	$7.41	543,021	$6.59
Shares awarded	457,300	5.60	1,033,776	6.12	182,407	8.19
Shares vested	(242,585)	6.43	(193,751)	7.20	(378,417)	6.60
Shares cancelled	(143,927)	6.20	(133,689)	7.90	(3,175)	8.28
End of year	1,120,960	$5.83	1,050,172	$6.11	343,836	$7.41

The intrinsic values of service-based restricted shares that vested were $1.1 million, $1.5 million, and $3.2 million during the years ended December 31, 2016, 2015, and 2014, respectively.

As of December 31, 2016, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock was approximately $3.8 million, net of estimated forfeitures to be recognized through 2020 over a weighted average period of 2.0 years.

Restricted Stock Units – Service Based

The Company grants service-based restricted stock units as employee incentives.  Restricted stock units are primarily granted to foreign employees for long-term incentive purposes.  Employee restricted stock units are service-based awards and are amortized over the vesting period.  At the vesting date, these units are converted to shares of common stock.  The Company records expense on a straight-line basis for restricted stock units.

The following summarizes the service-based restricted stock unit activity during the year ended December 31st:

	2016		2015		2014
Unvested Restricted Stock Units	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Beginning of year	22,725	$5.65	4,600	$7.47	6,325	$6.70
Units awarded	15,000	5.61	22,350	5.62	1,500	8.77
Units vested/Shares awarded	(1,337)	7.25	(2,475)	7.00	(3,225)	6.56
Units cancelled	0	0	(1,750)	7.91	0	0
End of year	36,388	$5.57	22,725	$5.65	4,600	$7.47

The intrinsic values of service-based restricted stock units that vested were $7, $20, and $27 during the years ended December 31, 2016, 2015, and 2014, respectively.

The Company recorded stock compensation expense of $58, $22, and $21 for restricted stock units in the years ended December 31, 2016, 2015, and 2014, respectively.  As of December 31, 2016, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was $0.1, million net of estimated forfeitures to be recognized through 2020 over a weighted average period of 1.4 years.

Stock Options

The Company grants stock options to purchase common stock as long-term incentives.  The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date.  Employee options are subject to installment vesting typically over a period of four years.  Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement.  Prior to July 2010, the Company primarily granted stock options with a ten-year life.  Beginning with options granted in July 2010, the Company grants stock options with a seven-year life.  During 2013, the Company issued its annual long-term incentive awards in the form of stock options, and during the years ended December 31, 2016, 2015, and 2014, the Company awarded stock options to eligible new employees for incentive purposes.

A summary of the Company’s stock option activity for the years ended December 31st is as follows:

	2016		2015		2014
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning of Year	1,220,442	$7.72	1,357,928	$7.81	1,461,559	$8.40
Options granted	26,000	4.95	185,000	7.61	25,800	8.19
Options granted from stock option rights	0	0.00	0	0.00	207,236	7.16
Options exercised	0	0.00	(35,134)	7.25	(74,463)	7.46
Options forfeited	(86,061)	7.36	(141,722)	7.46	(10,144)	7.98
Options cancelled/expired	(334,820)	8.64	(145,630)	8.75	(252,060)	10.86
End of Year	825,561	$7.30	1,220,442	$7.72	1,357,928	$7.81

Exercisable	628,333	$7.40	764,546	$7.97	643,810	$8.46

During the year ended December 31, 2015, the Company received proceeds of $0.3 million from the exercise of 35,134 options.  The intrinsic value of these options exercised was $34.  During the year ended December 31, 2014, the Company received proceeds of $0.6 million from the exercise of 74,463 options.  The intrinsic value of these options exercised was $72.  There were no exercises during the year ended December 31, 2016.

The range of exercise prices for options outstanding and exercisable at December 31, 2016, was $4.00 to $11.00.  The following table summarizes information about stock options outstanding under all stock option plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.00 — $ 5.00	9,000	6.53	$4.75	0	$0.00
5.01 — 6.00	26,335	5.92	5.38	4,372	5.94
6.01 — 6.50	11,267	2.18	6.27	11,267	6.27
6.51 — 7.00	37,522	1.40	6.85	36,314	6.86
7.01 — 7.50	608,548	3.27	7.17	470,918	7.17
7.51 — 8.00	18,000	3.79	7.80	12,695	7.81
8.01 — 8.50	52,729	3.79	8.13	32,167	8.15
8.51 — 9.00	6,750	2.58	8.76	5,534	8.77
9.01 — 10.00	54,010	0.59	9.39	53,666	9.39
10.01 — 11.00	1,400	1.59	10.46	1,400	10.46
$ 4.00 — $ 11.00	825,561	3.15	$7.30	628,333	$7.40

The weighted average contractual life and intrinsic value at December 31, 2016, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	3.15	$11
Options Exercisable	2.88	$0

The intrinsic value is based on the share price of $5.38 at December 31, 2016.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions at December 31st:

	2016	2015	2014
Dividend yield	3.7%	4.4%	2.3%
Risk-free interest rate	0.8%	0.7%	0.8%
Expected volatility	32%	34%	33%
Expected life (in years)	4.9	5.2	5.3

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

As of December 31, 2016, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $48, net of estimated forfeitures to be recognized through 2020 over a weighted average period of 1.3 years.

Stock Bonuses

For the Company’s 2016 short-term incentive plan (“STIP”), executives will be paid in the Company’s stock.  The value of the shares was based on percentages achieved related to the 2016 metrics and the number of shares was based on the value as of March 3, 2017 the date the Compensation Committee approved the payments under the STIP.  .  The Company recorded $0.6 million of compensation expense based on the stock bonuses earned by the executive employees.  The shares will be awarded in March 2017.

Performance-based Equity Awards

Performance units

The Company issued performance share units to executives in 2014 and 2015. The fair value of these performance share units was calculated based on the stock price on the date of grant.

In March 2015, the Company’s Board of Directors approved the 2015 Long-Term Incentive Plan (“2015 LTIP”). Under the 2015 LTIP, shares can be earned by certain executive employees based upon achievement of revenue goals over a four-year period with a penalty if certain earnings levels are not maintained. The four-year period is divided into two interim periods (each an “Interim Period”), the first of which will end on December 31, 2016, and the second of which will end on December 31, 2018.  At the award date, the number of shares that could be earned collectively by all participants at threshold and target were 212,000 and 424,000, respectively.  Stock compensation expense is amortized over the performance period for these awards based on estimated achievement of the goals.  No expense was recorded during the years ended December 31, 2015 or 2016 for the 2015 LTIP because the Company did not meet the revenue threshold for the year ended December 31, 2016.  The units cancelled during 2016 consist of 158,500 awards that did not vest related to the Interim Period ended December 31, 2016 and 100,000 awards for terminated employees.

In March 2014, the Company’s Board of Directors approved the 2014 Long-Term Incentive Plan (“2014 LTIP”).  Under the 2014 LTIP, shares can be earned by certain executive employees based upon achievement of revenue goals over a four-year period with a penalty if certain profit levels are not maintained. The four-year period is divided into two interim periods (each an “Interim Period”), the first of which will end on December 31, 2015, and the second of which will end on December 31, 2017. The number of shares that could be earned collectively by all participants at threshold and target were 190,000 and 380,000, respectively.  Stock compensation expense is amortized over the performance period for these awards based on estimated achievement of the goals.  No expense was recorded for the 2014 LTIP because the Company did not meet the revenue threshold for the year ended 2015 and does not expect to meet the revenue threshold for the year ended 2017.  The units cancelled during 2015 consist of 162,000 awards that did not vest related to the Interim Period ended December 31, 2015 and 80,798 awards for terminated employees.

The following summarizes the performance unit activity during the years ended December 31st:

	2016		2015		2014
Unvested Performance Units	Awards	Weighted Average Fair Value	Awards	Weighted Average Fair Value	Awards	Weighted Average Fair Value
Beginning of Year	555,000	$7.78	380,000	$8.47	0	$0.00
Units awarded	0	0.00	431,000	7.49	380,000	8.47
Units vested	0	0.00	(13,202)	7.98	0	0.00
Units cancelled	(258,500)	7.58	(242,798)	8.34	0	0.00
End of Year	296,500	$7.95	555,000	$7.78	380,000	$8.47

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

The following table summarizes the retention stock option activity for the year ended December 31, 2014:

	2014
Retention Stock Option Rights	Stock Options Rights	Weighted Average Exercise Price
Beginning of Year	182,500	$7.16
Stock option rights granted	24,736	7.16
Stock options granted	(207,236)	7.16
End of Year	0	$0.00
Exercisable	0	$0.00

Employee Stock Purchase Plan

The following summarizes the Purchase Plan activity during the years ended December 31st:

	2016		2015		2014
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Outstanding, beginning of year	0	$0.00	0	$0.00	0	$0.00
Granted	145,948	1.16	133,607	1.35	100,608	1.88
Vested	(145,948)	1.16	(133,607)	1.35	(100,608)	1.88
Outstanding, end of year	0	$0.00	0	$0.00	0	$0.00

Based on the 15% discount and the fair value of the option feature of this plan, the ESPP is considered compensatory.  Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.  The Company recognized compensation expense of $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Employee Stock Purchase Plan
	2016	2015	2014
Dividend yield	3.7%	3.4%	2.2%
Risk-free interest rate	0.8%	0.6%	0.3%
Expected volatility	33%	34%	38%
Expected life (in years)	0.5	0.5	0.5

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

Board of Director Equity Awards

The Company grants equity awards to members of its Board of Directors for an annual retainer and for committee services in shares of the Company’s stock.  These awards vest immediately.  New directors receive service-based restricted shares which vest over three years.  During the year ended December 31, 2016, the Company issued 85,374 shares of the Company’s stock with a fair value of $0.4 million which vested immediately to the directors.  During the year ended December 31, 2015, the Company issued 37,379 shares of the Company’s stock with a fair value of $0.3 million which vested immediately to the directors.  During the year ended December 31, 2014, the Company issued 35,555 shares of the Company’s stock with a fair value of $0.3 million which vested immediately to the directors.

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes.  For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority.  For withholding taxes related to stock awards, the Company paid $0.4 million during the years ended December 31, 2016 and 2015, and $1.0 million during the year ended December 31, 2014.

10. Stock Repurchases

All share repurchase programs are authorized by the Company’s Board of Directors and are announced publicly.  On March 18, 2013, the Board of Directors approved a share repurchase program of $5.0 million.  On May 6, 2014, the Board of Directors extended this stock buyback program through September 2014.  On November 13, 2014, the Board of Directors approved a share repurchase program of up to 926,000 of the Company’s outstanding shares that will expire on the earlier of the date that the total shares are repurchased or November 13, 2016.  On April 20, 2015, the Board of Directors authorized an increase to the share repurchase program to purchase another 500,000 shares of stock.  Additionally, on August 10, 2015, the Board of Directors authorized another increase to the share repurchase program to purchase an additional 1,300,000 shares, for a total of 2,726,000 shares.  The Company repurchased 783,212 shares at an average price of $5.23 during the year ended December 31, 2016.  The Company repurchased 1,942,788 shares at an average price of $6.22 during the year ended December 31, 2015.  At December 31, 2016, the Company did not have any shares that could still be repurchased under these programs.

The following table is a summary of the share repurchases for the years ended December 31st:

Year	Shares	Amount	Avg price per Share
2014	215,650	$1,651	$7.66
2015	1,942,788	$12,079	$6.22
2016	783,212	$4,095	$5.23

11. Segment, Customer and Geographic Information

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

The following tables are the segment operating profits and cash flow information for the years ended December 31, 2016, 2015 and 2014, and the segment balance sheet information as of December 31, 2016 and December 31, 2015:

	Year Ended December 31, 2016
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$65,763	$31,126	$(176)	$96,713
GROSS PROFIT	20,706	14,485	15	35,206
OPERATING INCOME (LOSS)	$7,804	$(6,738)	$(9,979)	$(8,913)
Depreciation	$1,720	$1,181	$249	$3,150
Intangible amortization	$192	$2,126	$0	$2,318
Capital expenditures	$1,192	$347	$373	$1,912

	As of December 31, 2016
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$12,731	$6,370	$0	$19,101
Inventories	$12,301	$2,141	$0	$14,442
Long-lived assets:
Property and equipment, net	$9,756	$2,122	$731	$12,609
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$233	$3,042	$0	$3,275
Deferred tax assets, net	$0	$0	$4,512	$4,512
Other noncurrent assets	$0	$0	$36	$36

	Year Ended December 31, 2015
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$69,579	$37,255	$(219)	$106,615
GROSS PROFIT	20,426	16,803	32	37,261
OPERATING INCOME (LOSS)	$5,040	$(298)	$(10,498)	$(5,756)
Depreciation	$1,706	$1,108	$271	$3,085
Intangible amortization	$850	$3,170	$0	$4,020
Capital expenditures	$954	$997	$151	$2,102

	As of December 31, 2015
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$12,875	$8,126	$0	$21,001
Inventories	$15,507	$2,089	$0	$17,596
Long-lived assets:
Property and equipment, net	$10,250	$2,985	$604	$13,839
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$425	$10,953	$0	$11,378
Deferred tax assets, net	$0	$0	$13,155	$13,155
Other noncurrent assets	$0	$0	$40	$40

	Year Ended December 31, 2014
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$72,333	$35,113	$(282)	$107,164
GROSS PROFIT	22,818	20,743	26	43,587
OPERATING INCOME (LOSS)	$7,357	$7,333	$(10,586)	$4,104
Depreciation	$1,700	$795	$344	$2,839
Intangible amortization	$1,151	$816	$0	$1,967
Capital expenditures	$1,173	$1,328	$41	$2,542

The Company’s revenues attributable to products and services are as follows:

	Years Ended December 31,
	2016	2015	2014
Revenues:
Products	$85,006	$90,533	$96,346
Services	11,707	16,082	10,818
Total revenues	$96,713	$106,615	$107,164

	Years Ended December 31,
	2016	2015	2014
Cost of revenues:
Products	$50,595	$55,405	$55,813
Services	10,912	13,949	7,764
Total cost of revenues	$61,507	$69,354	$63,577

The Company’s revenue to customers by geographic location, as a percent of total revenues, is as follows:

	Years Ended December 31,
Region	2016	2015	2014
Asia Pacific	21%	9%	11%
Europe, Middle East, & Africa	8%	10%	11%
Other Americas	6%	6%	5%
Total Foreign sales	35%	25%	27%
Total Domestic sales	65%	75%	73%
	100%	100%	100%

Huawei Technologies Co., Ltd (“Huawei”) accounted for approximately 11% of revenues during the year ended December 31, 2016.  Approximately 89% of the revenues for Huawei are within Connected Solutions.  No other  customer accounted for 10% or greater of revenues during the year ended December 31, 2016.  There were no customers that accounted for 10% or greater of revenues during the years ended December 31, 2015 and December 31, 2014.  At December 31, 2016, Huawei accounted for  17% of customer accounts receivable at December 31, 2016.  No other customer accounts receivable balance represented 10% or greater of gross accounts receivable at December 31, 2016.  At December 31, 2015, no customer accounts receivable balance represented 10% or greater of gross accounts receivable.

The long-lived assets by geographic region are as follows:

	December 31,
	2016	2015	2014
United States	$22,557	$23,741	$26,436
All Other	1,207	994	954
	$23,764	$24,735	$27,390

12. Benefit Plans

The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the first month of their employment.  Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit.  The Company may make discretionary contributions to the 401(k) plan.  For the years ended December 31, 2016 and 2015, contributions of $71 and $55, respectively, were related to employees from the acquisition of the business from Nexgen.  The Company also contributes to various defined contribution retirement plans for foreign employees.

The Company’s contributions to retirement plans were as follows:

	Year Ended December 31,
	2016	2015	2014
PCTEL, Inc. 401(k) Profit sharing Plan - US employees	$673	$757	$666
Defined contribution plans - foreign employees	378	345	332
Total	$1,051	$1,102	$998

13. Quarterly Data (Unaudited)

	Quarters Ended,
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Revenues	$21,074	$24,243	$24,687	$26,709
Gross profit	7,051	9,237	8,937	9,981
Operating loss	(2,753)	(5,330)	(163)	(667)
Loss before income taxes	(2,747)	(5,322)	(128)	(604)
Net (loss) income	$(1,456)	$(11,073)	$175	$(5,327)
(Loss) earnings per Share:
Basic	$(0.09)	$(0.69)	$0.01	$(0.33)
Diluted	$(0.09)	$(0.69)	$0.01	$(0.33)
Weighted Average Shares:
Basic	16,324	15,979	16,106	16,194
Diluted	16,324	15,979	16,245	16,194

	Quarters Ended,
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Revenues	$26,326	$27,625	$26,526	$26,138
Gross profit	10,169	9,350	8,463	9,279
Operating loss	(96)	(1,665)	(2,221)	(1,774)
(Loss) income before income taxes	(52)	540	(1,687)	(1,270)
Net (loss) income	$(33)	$347	$(1,062)	$(820)
(Loss) earnings per Share:
Basic	$0.00	$0.02	$(0.06)	$(0.05)
Diluted	$0.00	$0.02	$(0.06)	$(0.05)
Weighted Average Shares:
Basic	18,312	18,257	17,626	16,820
Diluted	18,312	18,408	17,626	16,820

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

14. Related Parties

The Company leased its Pryor, Oklahoma facility from American Tradition Custom Steel LLC, of which Aaron Jarvis is a member.  Mr. Jarvis was the operations manager for the Company’s mobile tower business.  Mr. Jarvis was separated from employment with the Company in September 2015, and the lease terminated on October 31, 2015.  Mr. Jarvis provided warranty support as a contractor for the mobile towers product line through October, 2016, because all warranty periods ended by then.

15. Accumulated Other Comprehensive Income

Accumulated other comprehensive loss of $382 and $15 at December 31, 2016 and December 31, 2015, respectively, consists of foreign currency translation adjustments.

16. Subsequent Events

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

On January 2, 2017, Mr. David Neumann began serving as Chief Executive Officer.  Mr. Neumann had been serving as the Senior Vice President and General Manager of the company's RF Solutions segment. Mr. Steve Levy, who currently serves on the PCTEL Board, began serving as Chairman. Levy currently chairs the Nominating and Governance Committee.  Mr. Marty Singer, who had been Chairman and CEO for over 15 years, began providing services as the company's Vice Chair but will no longer serve as a director on the Company's Board of Directors.

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

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of PCTEL's assets that could have a material effect on the financial statements.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making its assessment of internal control over financial reporting, management used the criteria described in “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our management’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective to provide assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B:  Other Information

None.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

The information with respect to the directors and the board committees of the Company required to be included pursuant to this Item 10 is included in PCTEL’s proxy statement for the 2017 Annual Meeting of Stockholders which will be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference.

The information regarding executive and director compensation in response to this item will be included in PCTEL’s proxy statement for the 2017 Annual Meeting of Stockholders and incorporated by reference herein.  Information included under the caption “Compensation Committee Report” in PCTEL’s proxy statement for the 2017 Annual Meeting of Stockholders is incorporated by reference herein; however, this information shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 11:  Executive Compensation

The information required by Item 402, 407(e)(4) and Item 407(e)(5) of Regulation S-K will be included under the captions “Compensation Discussion and Analysis,” “Executive Compensation and Other Matters,” “Compensation Committee Interlocks and Insider Participation,” and  “Compensation Committee Report,” respectively, in PCTEL’s proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in PCTEL’s proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated by reference herein.

The information regarding securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in PCTEL’s proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13:  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions" and “Corporate Governance” which will be contained in PCTEL’s proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 14:  Principal Accountant Fees and Services

Information regarding principal accounting fees and services is under the caption “Summary of Fees” in PCTEL’s proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K on pages 29 to 68.

(a) (2) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report under "Schedule II" immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2016.

All other information called for this Item  are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

PCTEL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Addition	End of
	of Year	Expenses	(Deductions)	Year
Year Ended December 31, 2014:
Allowance for doubtful accounts	$130	48	(57)	$121
Warranty reserves	$305	124	(125)	$304
Deferred tax asset valuation allowance	$640	(7)	0	$633
Year Ended December 31, 2015:
Allowance for doubtful accounts	$121	205	(12)	$314
Warranty reserves	$304	60	(16)	$348
Deferred tax asset valuation allowance	$633	26	0	$659
Year Ended December 31, 2016:
Allowance for doubtful accounts	$314	(40)	(1)	$273
Warranty reserves	$348	114	(68)	$394
Deferred tax asset valuation allowance	$659	12,641	0	$13,300

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

Item 16: Form 10-K Summary

Not applicable.

Exhibit No.		Description	Reference

2.1.1		Asset Purchase Agreement dated July 9, 2012, by and among PCTEL, Inc., TelWorx Communications, LLC, and other parties.	Incorporated by reference to Exhibit Number 2.1 filed with the Registrant's Current Report on Form 8-K filed July 13, 2012.

2.1.2		Amendment to Asset Purchase Agreement dated March 27, 2013, by and among PCTEL, Inc., PCTelWorx Enterprises, LLC f/k/a TelWorx Communications, LLC and the other parties thereto.	Incorporated by reference to Exhibit Number 10.1 filed with the Registrant’s Current Report on Form 8-K dated March 27, 2013.

2.2		Asset Purchase Agreement dated February 27, 2015, by and among PCTEL, Inc., Nexgen Wireless, Inc. and other parties thereto.	Incorporated by reference to Exhibit Number 2.1 filed with the Registrant's Current Report on Form 8-K filed March 4, 2015.
2.2.1		Amendment to Asset Purchase Agreement dated as of May 5, 2015 by and among, PCTEL, Inc., Nexgen Wireless, Inc. and other parties thereto.	Incorporated by reference to Exhibit Number 2.1 filed with the Registrant's Quarterly Report on Form 10-Q filed March 31, 2015.
3.1		Amended and Restated Certificate of Incorporation of PCTEL, Inc.	Incorporated by reference to Exhibit Number 3.2 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-84707).

3.2		Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit Number 3.3 filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2001.

4.1		Specimen common stock certificate	Incorporated by reference to Exhibit Number 4.1 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-84707).

10.1	*	Form of Indemnification Agreement between PCTEL, Inc. and each of its directors and officers	Incorporated by reference to Exhibit Number 10.1 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-84707).

10.2	*	Employment Agreement between Jeffrey A. Miller and PCTEL, Inc., dated November 7, 2001	Incorporated by reference to Exhibit Number 10.25 filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2001.

10.2.1	*	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Jeffrey A. Miller	Incorporated by reference to Exhibit Number 10.25.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.3	*	Employment Agreement between John Schoen and the Registrant, dated November 12, 2001	Incorporated by reference to Exhibit Number 10.26 filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2001.

10.3.1	*	Letter agreement dated August 22, 2006 amending the Employment Agreement, by, and between PCTEL, Inc. and John Schoen	Incorporated by reference to Exhibit Number 10.26.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.4	*	Stock Option Agreement of Jeffrey A. Miller, dated November 15, 2001	Incorporated by reference to Exhibit Number 10.1 filed with the Registrant's Registration Statement on Form S-8 filed on December 14, 2001 (File No. 333-75204).

10.5	*	Stock Option Agreement of John Schoen, dated November 15, 2001	Incorporated by reference to Exhibit 10.2 filed with the Registrant's Registration Statement on Form S-8 filed on December 14, 2001 (File No. 333-75204).

Exhibit No.		Description	Reference

10.6	*	Employment Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to Exhibit Number 10.61 filed with the Registrant's Current Report on Form 8-K filed on September 10, 2007.
10.6.1	*	Employment Agreement dated November 11, 2016 between PCTEL, Inc., and Martin H. Singer	Filed Herewith
10.7	*	Management Retention Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to Exhibit Number 10.62 filed with the Registrant's Current Report on Form 8-K filed on September 10, 2007.

10.8	*	Form of Management Retention Agreement	Incorporated by reference to Exhibit Number 10.64 filed with the Registrant's Current Report on Form 8-K filed on October 12, 2007.

10.9	*	Form of 1997 Stock Plan Performance Share Agreement	Incorporated by reference to Exhibit Number 10.66 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.10	*	Form of 1997 Stock Plan Stock Option Award Agreement, as amended September 18, 2008	Incorporated by reference to Exhibit Number 10.69 filed with the Registrant's Current Report on Form 8-K filed on September 22, 2008.

10.11	*	Employee Stock Purchase Plan,,, as amended and restated June 10, 2015	Incorporated by reference from Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed April 30, 2014.

10.12	*	PCTEL, Inc., 1997 Stock Plan, as amended and restated June 30, 2015	Incorporated by reference From Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2015.

10.13	*	Letter agreement dated April 12, 2011 between PCTEL, Inc. and Anthony Kobrinetz covering severance benefits	Incorporated by reference to Exhibit Number 10.74 filed with the Registrant's Current Report on Form 8-K filed on April 14, 2011.

10.14	*	Letter Agreement dated September 24, 2013 between PCTEL, Inc. and David Neumann granting severance benefits	Incorporated by reference to Exhibit Number 10.1 filed with the Registrant's Current Report on Form 8-K filed on September 30, 2013.
10.15	*	Employment Agreement dated December 5, 2016 between PCTEL, Inc., and David A. Neumann	Filed Herewith

10.16	*	Amended and Restated Management Retention Agreement dated April 9, 2013 between PCTEL, Inc. and David A. Neumann	Filed Herewith
10.16.1	*	First Amendment to Amended and Restated Management Retention Agreement dated December 13, 2016 between PCTEL, Inc., and David A. Neumann	Filed Herewith
11	**	Statement re Computation of Per Share Earnings

21		List of significant subsidiaries	Filed herewith

23		Consent of Grant Thornton LLP	Filed herewith

31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Reference

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.
**

Information required to be presented in Exhibit 11 is provided in Note 2 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K in accordance with accounting rules related to accounting for earnings per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

PCTEL, Inc.
A Delaware corporation
(Registrant)

/s/ DAVID A. NEUMANN
David A. Neumann

Chief Executive Officer
Dated: March 15, 2017

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David A. Neumann and John Schoen, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. NEUMANN		March 15, 2017
(David A. Neumann)	Chief Executive Officer

/s/ JOHN SCHOEN	Chief Financial Officer	March 15, 2017
(John Schoen)	(Principal Financial and
Accounting Officer)

/s/ CINDY ANDREOTTI	Director	March 15, 2017
(Cindy Andreotti)

/s/ GINA HASPILAIRE	Director	March 15, 2017
(Gina Haspilaire)

/s/ BRIAN J. JACKMAN	Director	March 15, 2017
(Brian J. Jackman)

/s/ STEVEN D. LEVY	Director	March 15, 2017
(Steven D. Levy)

/s/ GIACOMO MARINI	Director	March 15, 2017
(Giacomo Marini)

/s/ JAY SINDER	Director	March 15, 2017
(Jay Sinder)