Form 10-Q
period 2017-03-31
PC TEL INC
filed 2017-05-10
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” "accelerated filer,” “smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, par value $.001 per share	17,729,544 as of May 8, 2017

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2017	2016
ASSETS

Cash and cash equivalents	$14,960	$14,855
Short-term investment securities	18,002	18,456
Accounts receivable, net of allowance for doubtful accounts of $260 and $273 at March 31, 2017 and December 31, 2016, respectively	18,347	19,101
Inventories, net	12,692	14,442
Prepaid expenses and other assets	1,219	1,548
Total current assets	65,220	68,402

Property and equipment, net	13,059	12,609
Goodwill	3,332	3,332
Intangible assets, net	2,985	3,275
Deferred tax assets, net	5,399	4,512
Other noncurrent assets	35	36
TOTAL ASSETS	$90,030	$92,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$5,284	$6,073
Accrued liabilities	5,621	7,177
Total current liabilities	10,905	13,250

Other long-term liabilities	489	391

Total liabilities	11,394	13,641

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,686,129 and 17,335,122 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	18	17
Additional paid-in capital	134,059	134,480
Accumulated deficit	(55,110)	(55,590)
Accumulated other comprehensive loss	(331)	(382)
Total stockholders’ equity	78,636	78,525
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,030	$92,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016

REVENUES	$24,979	$21,074
COST OF REVENUES	15,664	14,023
GROSS PROFIT	9,315	7,051
OPERATING EXPENSES:
Research and development	2,716	2,607
Sales and marketing	3,407	3,115
General and administrative	3,352	2,962
Amortization of intangible assets	124	603
Restructuring expenses	9	517
Total operating expenses	9,608	9,804
OPERATING LOSS	(293)	(2,753)
Other income, net	28	6
LOSS BEFORE INCOME TAXES	(265)	(2,747)
Benefit for income taxes	(235)	(1,291)
NET LOSS	$(30)	$(1,456)

Net Loss per Share:
Basic	$(0.00)	$(0.09)
Diluted	$(0.00)	$(0.09)

Weighted Average Shares:
Basic	16,340	16,324
Diluted	16,340	16,324

Cash dividend per share	$0.05	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016

NET LOSS	$(30)	$(1,456)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	51	24

COMPREHENSIVE INCOME (LOSS)	$21	$(1,432)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other	Total
		Additional		Comprehensive	Stockholders'
	Common	Paid-In	Retained	Income	Equity of
	Stock	Capital	Deficit	(Loss)	PCTEL, Inc.

BALANCE at DECEMBER 31, 2016	$17	$134,480	$(55,590)	$(382)	$78,525
Cumulative-effect adjustment resulting from adoption of ASU 2016-09			510		510
BALANCE at JANUARY 1, 2017	17	134,480	(55,080)	(382)	79,035
Stock-based compensation expense	1	728	0	0	729
Issuance of shares for stock purchase plans	0	330	0	0	330
Cancellation of shares for payment of withholding tax	0	(614)	0	0	(614)
Dividends paid	0	(865)	0	0	(865)
Net loss	0	0	(30)	0	(30)
Change in cumulative translation adjustment, net	0	0	0	51	51
BALANCE at MARCH 31, 2017	$18	$134,059	$(55,110)	$(331)	$78,636

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
.	2017	2016

Operating Activities:
Net loss	$(30)	$(1,456)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	734	792
Intangible asset amortization	290	769
Stock-based compensation	729	859
Restructuring costs	(33)	224
Deferred tax provision	(377)	(1,411)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	787	4,861
Inventories	1,790	149
Prepaid expenses and other assets	333	(137)
Accounts payable	(812)	(1,971)
Income taxes payable	(70)	2
Other accrued liabilities	(1,467)	(1,065)
Deferred revenue	(12)	10
Net cash provided by operating activities	1,862	1,626

Investing Activities:
Capital expenditures	(1,053)	(699)
Proceeds from disposal of property and equipment	0	1
Purchases of investments	(9,743)	(15,602)
Redemptions/maturities of short-term investments	10,197	16,899
Net cash (used in) provided by investing activities	(599)	599

Financing Activities:
Proceeds from issuance of common stock	330	350
Payments for repurchase of common stock	0	(4,095)
Payment of withholding tax on stock-based compensation	(614)	(186)
Principle payments on capital leases	(19)	(9)
Cash dividends	(865)	(870)
Net cash used in financing activities	(1,168)	(4,810)

Net increase (decrease) in cash and cash equivalents	95	(2,585)
Effect of exchange rate changes on cash	10	(19)
Cash and cash equivalents, beginning of year	14,855	7,055
Cash and Cash Equivalents, End of Period	$14,960	$4,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 (Unaudited)
(in thousands except share data and as otherwise noted)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Nature of Operations

PCTEL, Inc. (“PCTEL”, the “Company”, “we”, “ours”, and “us”) delivers Performance Critical TELecom technology solutions to the wireless industry.  PCTEL is a leading global supplier of wireless network antenna and testing solutions. PCTEL’s Connected Solutions segment designs and manufactures precision antennas. PCTEL antennas are deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in network equipment and devices for the Industrial Internet of Things (“IIoT”).  PCTEL’s RF Solutions segment provides test tools and engineering services that improve the performance of wireless networks globally. Mobile operators, neutral hosts, and equipment manufacturers rely on PCTEL to analyze, design, and optimize next generation wireless networks.

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

Connected Solutions Segment

PCTEL Connected Solutions designs and manufactures precision antennas. PCTEL antennas are deployed primarily in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in equipment and devices for the Industrial Internet of Things (“IIoT”). Revenue growth in these markets is driven by the increased use of wireless communications and increased complexity trends occurring in these markets. PCTEL antennas are primarily sold to original equipment manufacturer (“OEM”) providers where they are designed into the customer’s solution.

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

RF Solutions Segment

PCTEL RF Solutions provides test tools and engineering services that improve the performance of wireless networks globally. Mobile operators, neutral hosts, and equipment manufacturers rely on PCTEL to analyze, design, and optimize next generation wireless networks. Revenue growth is driven by the implementation and roll out of new wireless technology standards (i.e., 1G to 2G, 2G to

3G, 3G to 4G, 4G to 5G, etc.). PCTEL test equipment is sold directly to wireless carriers or to OEM providers who integrate the Company’s products into their solution which is then sold to wireless carriers.

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

Basis of Consolidation

The condensed consolidated balance sheet as of March 31, 2017 and the condensed consolidated statements of operations, statements of comprehensive loss, and cash flows for the three months ended March 31, 2017 and 2016, respectively, are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2016.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted.  The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“the 2016 Form 10-K”).  There were no changes in the Company’s significant accounting policies during the three months ended March 31, 2017.  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2016 Form 10-K.  These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2016 Form 10-K.  The results of operations for the period ended March 31, 2017 may not be indicative of the results for the period ending December 31, 2017.

Reclassifications

Certain reclassifications of the prior year’s financial statement and footnote amounts have been made to conform to the current year’s presentation.

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally.  The functional currency for the Company’s foreign operations is predominantly the applicable local currency.  Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations.  Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $12 and $17 for the three months ended March 31, 2017 and 2016, respectively.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  ASU 2017-04 eliminates Step 2 as part of the goodwill impairment test, the result of which is that the impairment charge recognized would now be the amount by which the carrying value exceeds the reporting unit’s fair value.  The loss to be recognized cannot exceed the amount of goodwill allocated to that reporting unit.  The Company early adopted this guidance on January 1, 2017 because its annual impairment test is performed after January 1, 2017.  The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for us on January 1, 2018.  The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, including recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. The Company adopted this ASU in the first quarter 2017.  Upon adoption, the Company recognized deferred tax assets of $0.6 million for all excess tax benefits that had not been previously recognized.  The Company also elected to recognize forfeitures as incurred.  The Company recorded an adjustment of $0.1 million to deferred tax assets for estimated forfeitures previously recorded.  These adjustments were recorded through a cumulative-effect adjustment to retained earnings of approximately $0.5 million and adjustment to the valuation allowance for $0.2 million.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value.  ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method.  The Company adopted this guidance on January 1, 2017.  The adoption of this ASU did not have a material impact to the Company’s consolidated financial statements.

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

The Company commenced its assessment of ASU 2014-09 during the first quarter of 2017.  The Company is developing a project plan to guide the implementation. This project plan includes analyzing the standard’s impact on the Company’s contract portfolio, comparing historical accounting policies and practices to the requirements of the new standard and identifying potential differences from applying the requirements of the new standard to its contracts. The Company will draft an updated accounting policy, evaluate new disclosure requirements and identify and implement appropriate changes to the business processes, systems and controls to support recognition and disclosure under the new standard.  The Company expects to adopt this new standard using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption.  The Company is currently evaluating this guidance and the impact it will have on the consolidated financial statements.

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
Basic Earnings Per Share computation:
Numerator:
Net loss	$(30)	$(1,456)
Denominator:
Common shares outstanding	16,340	16,324
Earnings per common share - basic
Net loss	$(0.00)	$(0.09)
Diluted Earnings Per Share computation:
Denominator:
Common shares outstanding	16,340	16,324
Restricted shares subject to vesting	*	*
Common stock option grants	*	*
Total shares	16,340	16,324
Earnings per common share - diluted
Net loss	$(0.00)	$(0.09)

*

As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 375,000 and  140,000 for the three months ended March 31, 2017 and 2016, respectively,  were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consisted of the following:

	March 31,	December 31,
	2017	2016
Cash	$6,116	$7,507
Cash equivalents	8,844	7,348
Short-term investments	18,002	18,456
	$32,962	$33,311

Cash and Cash Equivalents

At March 31, 2017 and December 31, 2016, cash and cash equivalents included bank balances and investments with original maturities less than 90 days.  At March 31, 2017 and December 31, 2016, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand.  The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities.  The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).  The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

At March 31, 2017, the Company had $6.1 million in cash and $8.8 million in cash equivalents, and at December 31, 2016, the Company had $7.5 million in cash and $7.3 million in cash equivalents.  At March 31, 2017, the Company had in cash equivalents $0.3 million in pre-refunded municipal bonds, $5.8 million in AA rated or higher corporate bonds, $2.1 million in U.S. government agency bonds, $0.4 million in certificates of deposit, and $0.2 million in money market funds.  At December 31, 2016, the Company had in cash equivalents, $3.6 million in AA rated or higher corporate bonds, $2.8 million in U.S. government agency bonds, $0.8 million in certificates of deposit, and $0.1 million in money market funds.

The Company had $1.7 million and $0.9 million of cash and cash equivalents in foreign bank accounts at March 31, 2017 and December 31, 2016, respectively.  With respect to the cash in foreign bank accounts, the Company had cash of $1.3 million and $0.5 million in China bank accounts at March 31, 2017 and December 31, 2016, respectively.  The Company ceased ongoing operations of its Israel subsidiary during the third quarter 2016.  The Company expects to liquidate the subsidiary and repatriate its remaining cash during 2017.  As of March 31, 2017, the Company has no intentions of repatriating the cash in its foreign bank accounts in the U.K. or China.  If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner.  The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.  The Company’s cash in its foreign bank accounts is not insured.

Investments

At March 31, 2017 and December 31, 2016, the Company’s short-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, AA or higher rated corporate bonds, and certificates of deposit, all classified as held-to-maturity.  At March 31, 2017, the Company had invested $8.8 million in pre-refunded municipal bonds, $4.4 million in AA rated or higher corporate bonds, $2.8 million in U.S. government agency bonds, and $2.0 million in certificates of deposit.  The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities.  The bonds have original maturities greater than 90 days and mature in less than one year.  The Company’s bond investments are recorded at the purchase price and carried at amortized cost.  The net unrealized losses were $10 and $9 at March 31, 2017 and December 31, 2016, respectively.  Approximately 7% and 6% of the Company’s bond investments were protected by bond default insurance at March 31, 2017 and December 31, 2016, respectively.

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

Cash equivalents and investments measured at fair value were as follows at March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Corporate bonds	$0	$5,783	$0	$5,783	$0	$3,608	$0	$3,608
Pre-refunded municipal bonds	0	303	0	303	0	0	0	0
US government agency bonds	0	2,150	0	2,150	0	2,846	0	2,846
Certificates of deposit	351	0	0	351	750	0	0	750
Money market funds	257	0	0	257	145	0	0	145
Investments:
Corporate bonds	0	4,377	0	4,377	0	5,569	0	5,569
Pre-refunded municipal bonds	0	8,808	0	8,808	0	7,776	0	7,776
US government agency bonds	0	2,781	0	2,781	0	2,571	0	2,571
Certificates of deposit	2,026	0	0	2,026	2,530	0	0	2,530
Total	$2,634	$24,202	$0	$26,836	$3,425	$22,370	$0	$25,795

5. Goodwill and Intangible Assets

Goodwill

There were no changes to goodwill during the three months ended March 31, 2017.  The $3.3 million of goodwill on the balance sheet was recorded in February 2015 as part of the purchase accounting for the Nexgen acquisition and was assigned to the RF Solutions segment.  For evaluation purposes, this goodwill is part of the products reporting unit within the RF Solutions segment.  There were no triggering events for the products reporting unit of the RF Solutions segment during the quarter ended March 31, 2017.  The Company will continue to monitor goodwill for impairment going forward.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to eight years.  Amortization expense was approximately $0.3 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively.  Amortization for technology assets is included in cost of revenues and amortization for all other intangible assets is included in operating expenses.  For the three months ended March 31, 2017 and 2016, $0.2 million of the amortization expense was included in cost of revenues.

The summary of other intangible assets, net is as follows:

	March 31, 2017			December 31, 2016
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$17,380	$17,380	$0	$17,380	$17,380	$0
Patents and technology	10,114	8,169	1,945	10,114	8,004	2,110
Trademarks and trade names	4,960	4,199	761	4,960	4,111	849
Other	2,743	2,464	279	2,743	2,427	316
	$35,197	$32,212	$2,985	$35,197	$31,922	$3,275

The $0.3 million decrease in the net book value of intangible assets at March 31, 2017 compared to December 31, 2016 relates to amortization expense for the three months ended March 31, 2017.

During 2016, the Company recorded total impairment expense of $5.8 million related to customer relationships for the services reporting unit within the RF Solutions segment, consisting of $4.7 million at June 30, 2016 and $1.1 million at December 31, 2016.

For the three months ended June 30, 2016, the revenue and contribution margin of the services reporting unit were below its forecasts. The results and revised forecast were reflective of a long-term slowdown in the DAS market which is the primary market addressed by the Company’s services offering. The Company considered the changes to its forecast and the industry and market trends as a triggering event to assess the intangible assets of the services reporting units for impairment. The Company reviewed the intangible assets for impairment by performing a test of recoverability. The cash flow forecast prepared by the Company included assumptions for revenues, gross margins, and operating expenses.  The test of recoverability failed because the undiscounted cash flows were below the carrying value of the services reporting unit. The Company calculated the fair value of the services reporting unit with the assistance of a third- party valuation firm.

For the three months ended December 31, 2016, the revenues and contribution margin for the services reporting unit declined sequentially. The fourth quarter 2016 gross margin was negatively impacted by the lower revenue volume and by lower average margins on individual projects. At December 31, 2016, the backlog was lower than historical trends and there were no known large projects in the sales funnel. Based on these facts and an updated review of the market and industry trends, the Company lowered its profit forecast for 2017 compared to the profit forecast prepared for the 2017 operating plan and the Company lowered its long-term revenue and profit forecast. The Company determined that the revision to the forecast for services was a triggering event for its review of intangible assets for impairment. The Company reviewed its intangible assets for impairment by performing a test of recoverability.  The cash flow forecast prepared by the Company included assumptions for revenues, gross margins, and operating expenses. The test of recoverability failed because the undiscounted cash flows were below the carrying value of the services reporting unit. The Company calculated the fair value of the services reporting unit based on the valuation assumptions from the analysis prepared at June 30, 2016.  The impairment charge of $1.1 million represented the remaining value of the customer relationships as of December 31, 2016.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	4 to 6 years	5.0
Patents and technology	3 to 6 years	5.1
Trademarks and trade names	3 to 8 years	5.5
Other	1 to 6 years	3.4

The Company’s scheduled amortization expense for 2017 and the next three years is as follows:

Fiscal Year	Amount
2017	$1,162
2018	$1,084
2019	$885
2020	$144

6. Balance Sheet Information

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 90 days.  The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required.  The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable.  The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable.  The Company’s allowance for doubtful accounts was $0.3 million at March 31, 2017 and at December 31, 2016.  The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing.  Inventories as of March 31, 2017 and December 31, 2016 were composed of raw materials, sub-assemblies, finished goods and work-in-process.  The Company had consigned inventory with customers of $0.5 million and $0.4 million at March 31, 2017 and December 31, 2016, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage. Obsolete reserves are based on our identification of inventory where carrying value is above net realizable value.  The allowance for inventory losses was $3.0 million at March 31, 2017 and $2.9 million at December 31, 2016.

Inventories consisted of the following:

	March 31,	December 31,
	2017	2016
Raw materials	$7,651	$8,718
Work in process	1,211	1,486
Finished goods	3,830	4,238
Inventories, net	$12,692	$14,442

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

Property and equipment consisted of the following:

	March 31,	December 31,
	2017	2016
Building	$6,351	$6,351
Computers and office equipment	12,393	11,577
Manufacturing and test equipment	13,160	12,940
Furniture and fixtures	1,258	1,239
Leasehold improvements	1,254	1,191
Motor vehicles	19	20
Total property and equipment	34,435	33,318
Less: Accumulated depreciation and amortization	(23,146)	(22,479)
Land	1,770	1,770
Property and equipment, net	$13,059	$12,609

Depreciation and amortization expense was approximately $0.7 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively.  Amortization for capital leases is included in depreciation and amortization expense.  See Note 9 for information related to capital leases.

Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2017	2016
Payroll, bonuses, and other employee benefits	$1,263	$2,029
Paid time off	1,242	1,230
Inventory receipts	1,163	1,622
Warranties	420	394
Income and sales taxes	410	546
Professional fees and contractors	191	320
Real estate taxes	190	152
Customer prepayments	129	164
Employee stock purchase plan	124	300
Deferred revenues	93	104
Restructuring	77	126
Other	319	190
Total	$5,621	$7,177

Long-term liabilities consisted of the following:

	March 31,	December 31,
	2017	2016
Long-term obligations under capital leases	$244	$157
Deferred rent	141	156
Restructuring	86	70
Deferred revenues	18	8
Total	$489	$391

7. Stock-Based Compensation

The condensed consolidated statements of operations include $0.7 million and $0.9 million of stock compensation expense for the three months ended March 31, 2017 and 2016, respectively.  Stock compensation expense for the three months ended March 31, 2017 consists of $0.6 million for service-based restricted stock awards, $42 for stock options and $45 for the Employee Stock Purchase Plan

(“ESPP”).  Stock compensation expense for the three months ended March 31, 2016 consists of $0.7 million for service-based restricted stock awards, $87 for stock options and $47 for the ESPP.

The Company did not capitalize any stock compensation expense during the three months ended March 31, 2017 or 2016.  Effective January 1, 2017, the Company has elected to account for forfeitures as they occur. Prior to the adoption of ASU No. 2016-09, the Company estimated the number of stock-based awards that were expected to vest, and only recognized compensation expense for such awards.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31
	2017	2016

Cost of revenues	$78	$131
Research and development	146	167
Sales and marketing	123	145
General and administrative	382	416
Total	$729	$859

Restricted Stock – Service Based

The Company grants restricted shares as employee incentives.  When service-based restricted stock is granted to employees, the Company records deferred stock compensation within additional paid in capital, representing the fair value of the common stock on the date the restricted shares are granted.  The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares.  These grants vest over various periods, but typically vest over four years.  During the first quarter 2017, the Company issued 285,000 service-based restricted stock awards to employees as long-term incentives that cliff vest in two years.

The following table summarizes service-based restricted stock activity for the three months ended March 31, 2017:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested Restricted Stock Awards - December 31, 2016	1,120,960	$5.83
Shares awarded	286,014	5.97
Shares vested	(179,861)	6.41
Shares cancelled	(17,200)	6.34
Unvested Restricted Stock Awards - March 31, 2017	1,209,913	$5.77

The intrinsic value of service-based restricted shares that vested during the three months ended March 31, 2017, and 2016, was $1.0 million and $0.7 million, respectively.

At March 31, 2017, total unrecognized compensation expense related to restricted stock was approximately $5.2 million to be recognized through 2020 over a weighted average period of 1.6 years.

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

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2017:

		Weighted
		Average
		Grant Date
	Units	Fair Value

Unvested Restricted Stock Units - December 31, 2016	36,388	$5.57
Units awarded	5,000	5.97
Units vested	(4,088)	5.80
Unvested Restricted Stock Units - March 31, 2017	37,300	$5.60

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the three months ended March 31, 2017 and 2016 was $23 and $10, respectively.

As of March 31, 2017, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $0.1 million, to be recognized through 2020 over a weighted average period of 1.0 years.

Stock Options

The Company grants stock options to purchase common stock as long-term incentives.  The exercise price of the stock options is no less than the fair value of the Company’s stock on the grant date.  The stock options have a seven-year life and generally vest over a period of four years, 25% after one year, and monthly thereafter.  Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement.

A summary of the Company’s stock option activity for the three months ended March 31, 2017 is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Outstanding at December 31, 2016	825,561	$7.30
Expired or Cancelled	(44,520)	8.84
Forfeited	(16,773)	5.84
Outstanding at March 31, 2017	764,268	$7.24

Exercisable at March 31, 2017	719,195	$7.27

There were no stock options granted or exercised during the three months ended March 31, 2017.

The range of exercise prices for options outstanding and exercisable at March 31, 2017, was $5.00 to $11.00.  The following table summarizes information about stock options outstanding under all stock option plans:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted-		Weighted
Range of			Number	Contractual Life	Average	Number	Average
Exercise Prices ($)			Outstanding	(# Years)	Exercise Price	Exercisable	Exercise Price
$5.00	--	$6.00	23,107	5.73	$5.23	3,315	$5.92
6.01	--	7.00	48,726	1.27	6.72	48,726	6.72
7.01	--	8.00	619,485	2.96	7.19	613,623	7.19
8.01	--	9.00	48,650	4.19	8.22	29,483	8.29
9.01	--	10.00	22,900	1.12	9.51	22,648	9.50
10.01	--	11.00	1,400	1.34	10.46	1,400	10.46
$5.00	--	$11.00	764,268	2.96	$7.24	719,195	$7.27

The weighted average contractual life and intrinsic value at March 31, 2017, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	2.96	$64
Options Exercisable	2.80	$24

The intrinsic value is based on the share price of $7.12 at March 31, 2017.

The fair value of each stock option outstanding was estimated on the date of grant using the Black-Scholes option valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the employee stock options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life.

The Company calculated the volatility based on a five-year historical period of the Company’s stock price. The expected life used for options granted was based on historical data of employee exercise performance.  The dividend yield rate was calculated by dividing the Company’s annual dividend by the closing price on the grant date. The risk-free interest rate was based on the U.S. Treasury yields with remaining term that approximates the expected life of the options granted.  The volatility was based on a five-year historical period of the Company’s stock price.  The Company records expense based on the grading vesting method.

As of March 31, 2017, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $0.1 million to be recognized through 2020 over a weighted average period of 1.2 years.

Performance-based Equity Awards

The Company had 274,500 and 296,500 unvested performance awards at March 31, 2017 and December 31, 2016, respectively.  As of March 31, 2017, the Company does not expect any performance awards to vest.  There were forfeitures of 22,000 awards during the three months ended March 31, 2017 due to employee attrition.

The following table summarizes the performance-based equity activity during the three months ended March 31, 2017:

		Weighted
		Average
		Grant Date
	Units	Fair Value

Unvested Performance Units - December 31, 2016	296,500	$7.95
Units cancelled	(22,000)	7.85
Unvested Performance Units - March 31, 2017	274,500	$7.95

Short-term incentive plan

For the Company’s 2016 short-term incentive plan (“STIP”), executives were paid in shares of the Company’s stock.  During the first quarter 2017, the Company issued 112,916 shares with a fair value of $0.6 million earned under the 2016 STIP.  The Company recorded the expense during the year ended December 31, 2016.  Bonuses earned for the 2017 STIP will be paid in cash.

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period.  Each offering period is approximately six months.    The Company received proceeds of $0.3 million from the issuance of 72,218 shares under the ESPP in February 2017 and received proceeds of $0.4 million from the issuance of 78,415 shares under the ESPP in February 2016.

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

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	March 31,
	2017	2016
Dividend yield	3.6%	4.2%
Risk-free interest rate	0.8%	0.6%
Expected volatility	33%	34%
Expected life (in years)	0.5	0.5

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

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes.  For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority.  For withholding taxes related to stock awards, the Company paid $0.6 million and $0.2 million during the three months ended March 31, 2017 and 2016, respectively.

Stock Repurchases

No shares were repurchased during the first quarter 2017.  The Company repurchased 783,212 shares at an average price of $5.23 during the first quarter 2016.   As of the first quarter 2016, the Company had no shares that could still be repurchased under previously approved programs.

8. Benefit Plans

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

The Company’s contributions to retirement plans were as follows:

	Three Months Ended
	March 31,
	2017	2016
PCTEL, Inc. 401(k) Profit sharing Plan - US employees	$185	$175
Defined contribution plans - foreign employees	99	100
Total	$284	$275

9. Commitments and Contingencies

Restructuring

During the first quarter 2016, the Company exited from its Colorado office in order to consolidate facility space and reduced headcount in its RF Solutions segment related to both operations for services and engineering for products.  The restructuring liability at March 31, 2017 included the remaining obligations under the lease, net of an assumption for proceeds for a sublease.  The Company expects to sublease the office space in the second quarter 2017.  Of the $0.2 million restructuring liability at March 31, 2017 and December 31, 2016, $0.1 million was included in accrued liabilities and $0.1 million was included in long-term liabilities in the consolidated balance sheets.

The following table summarizes the restructuring activity during the three months ended March 31, 2017 and the status of the reserves at March 31, 2017:

	December 31, 2016	Restructuring Expenses	Cash Payments/ Adjustments	March 31, 2017

Severance and related employee benefits	$6	$(1)	$(5)	$0
Lease terminations	190	10	(37)	163
Total	$196	$9	$(42)	$163
.

Operating Leases

The Company has operating leases for facilities through 2020 and office equipment through 2019.  The future minimum rental payments under these leases at March 31, 2017, are as follows:

Year	Amount
2017	$843
2018	1,030
2019	945
2020	362
Thereafter	28
Future minimum lease payments	$3,208

The rent expense under leases was approximately $0.2 million and $0.3 million for the three months ended March 31, 2017, and 2016, respectively.

During the first quarter 2016, the Company exited from its Colorado office in order to consolidate facility space related to its engineering services business.  The lease expires on October 31, 2020 and the remaining lease obligation as of March 31, 2017 was $0.4 million.  The Company expects to sublease this property during the second quarter 2017.  See discussion related to the Colorado office in the restructuring section of this footnote.

In June 2016, the Company entered into a new four-year lease for its Beijing Design Center and in January 2017 the Company signed a new lease for additional space at the same location.  With the expansion, the Company has 11,270 square feet in its Beijing Design Center.  The total lease obligation pursuant to agreement for the expansion was $0.4 million.  The Beijing Design Center has an engineering department for antenna development as well as sales and marketing for the China market.

Capital Leases

The Company has capital leases for office and manufacturing equipment.  The net book values for assets under capital leases were as follows:

	March 31, 2017	December 31, 2016
Cost	$453	$324
Accumulated Depreciation	(126)	(105)
Net Book Value	$327	$219

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount

2017	$78
2018	104
2019	87
2020	47
Thereafter	47
Total minimum payments required:	363
Less amount representing interest:	27
Present value of net minimum lease payments:	$336

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The Company’s allowance for product returns was $0.2 million at March 31, 2017 and December 31, 2016, respectively, and is included within accounts receivable on the accompanying condensed consolidated balance sheet.

The Company offers repair and replacement warranties of up to five years for certain antenna products and scanning receiver products.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends.  The warranty reserve was $0.4 million at March 31, 2017 and December 31, 2016, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

	Three Months Ended March 31,
	2017	2016
Beginning balance	$394	$348
Provisions for warranties	52	33
Consumption of reserves	(26)	(55)
Ending balance	$420	$326

10. Income Taxes

The Company recorded an income tax benefit of $0.2 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.   The benefits recorded for the three months ended March 31, 2017 and 2016, respectively, differed from the statutory rate of 34% primarily due to the combination of U.S. pretax losses and foreign pretax profits taxed at lower rates.  The net tax benefit for the three months ended March 31, 2017 included income tax expense of $0.1 million related to tax deficiencies with restricted stock and stock options in accordance with ASU No. 2016-09 and $0.1 million income tax benefit related to previously unrecognized tax benefits for research credits.

The Company had deferred tax assets net of deferred tax liabilities of $5.4 million and $4.5 million at March 31, 2017 and December 31, 2016, respectively, virtually all of which are related to the United States tax jurisdiction. On January 1, 2017 in accordance with the adoption of ASU 2016-09, the Company recorded an increase of $0.7 million to deferred tax assets to account for tax benefits related to stock compensation previously unrecognized and for forfeitures previously recorded for restricted stock and stock options with a corresponding increase of $0.2 million to its valuation allowance.  The adjustment to the valuation allowance was based on the same assumptions used to adjust the valuation allowance in 2016 which are still applicable for the three months ended March 31, 2017.

The Company’s valuation allowance against its deferred tax assets was $13.5 million at March 31, 2017 and $13.3 million at December 31, 2016.  The valuation allowance at March 31, 2017 and December 31, 2016 is primarily because the Company does not believe it will generate sufficient US taxable income to realize a significant portion of its deferred tax assets.  On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.0 year average period over which future income can be utilized to realize the deferred tax assets.

During 2016, the Company adjusted the valuation allowance by $12.6 million as income tax expense.  During the second quarter 2016, there were two significant changes in the deferred tax asset recoverability evidence pattern.  The cumulative three year US book income turned to a loss.  In addition, the Company experienced a significant shift in its Connected Solutions segment revenue to products that are designed, manufactured and sold through the Company’s China subsidiary directly into China. This will cause a significant shift going forward in the Company’s tax profitability from the United States to China.  The Company believes this is the beginning of a long-term trend.  The Company completed a recapitalization of its China subsidiary to accommodate the initial working capital growth required to support the shift and continues to anticipate permanently reinvesting future earnings and profits from its China subsidiary in China to support its future working capital needs there.  The Company re-forecasted its long term domestic profitability in light of the shift in business to China that is occurring.  The Company recorded an adjustment to the valuation allowance of $7.6 million at June 30, 2016.

In the fourth quarter 2016, the Company updated its projections for its analysis to determine the valuation allowance. The Company reduced its domestic profit forecast because it lowered its long-term forecast for its services business and increased the contribution of the profits from its China subsidiary. The Company also updated its estimated tax deductions. Based on assigned probabilities to each scenario, the Company recorded an additional adjustment to the valuation allowance of $5.0 million at December 31, 2016.

The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction.  The Company used a series of projections bound on the low side by what it would take for none of its deferred tax assets to be realized and on the high side by what it would take for all of the deferred tax assets to be realized.  The Company assigned probabilities to each scenario to calculate a weighted average valuation allowance.  Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

The Company’s gross unrecognized tax benefit was $0.7 million at March 31, 2017 and $0.9 million at December 31, 2016.

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

The following tables are the segment operating profits and cash flow information for the three months ended March 31, 2017 and 2016, respectively, and the segment balance sheet information as of March 31, 2017 and December 31, 2016:

	Three Months Ended March 31, 2017
	Connected Solutions	RF Solutions	Corporate	Total

REVENUES	$17,271	$7,765	$(57)	$24,979
GROSS PROFIT	5,403	3,906	6	9,315
OPERATING INCOME (LOSS)	$1,744	$709	$(2,746)	$(293)

Depreciation	$426	$247	$61	$734
Intangible amortization	$39	$251	$0	$290
Capital expenditures	$318	$56	$679	$1,053

	As of March 31, 2017
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$12,513	$5,834	$0	$18,347
Inventories	$10,834	$1,858	$0	$12,692

Long-lived assets:
Property and equipment, net	$9,699	$2,016	$1,344	$13,059
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$195	$2,790	$0	$2,985
Deferred tax assets, net	$0	$0	$5,399	$5,399
Other noncurrent assets	$0	$0	$35	$35

	Three Months Ended March 31, 2016
	Connected Solutions	RF Solutions	Corporate	Total

REVENUES	$14,699	$6,435	$(60)	$21,074
GROSS PROFIT	$4,324	$2,730	$(3)	$7,051
OPERATING INCOME (LOSS)	$1,305	$(1,527)	$(2,531)	$(2,753)

Depreciation	$426	$305	$61	$792
Intangible amortization	$70	$699	$0	$769
Capital expenditures	$579	$89	$31	$699

	As of December 31, 2016
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$12,731	$6,370	$0	$19,101
Inventories	$12,301	$2,141	$0	$14,442

Long-lived assets:
Property and equipment, net	$9,756	$2,122	$731	$12,609
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$233	$3,042	$0	$3,275
Deferred tax assets, net	$0	$0	$4,512	$4,512
Other noncurrent assets	$0	$0	$36	$36

The Company’s revenues attributable to products and services are as follows:

	Three Months Ended March 31,
	2017	2016

Revenues:
Products	$22,970	$19,183
Services	2,009	1,891
Total revenues	$24,979	$21,074

	Three Months Ended March 31,
	2017	2016
Cost of revenues:
Products	$13,516	$11,724
Services	2,148	2,299
Total cost of revenues	$15,664	$14,023

The Company’s revenue to customers by geographic location, as a percent of total revenues, is as follows:

	Three Months Ended
	March 31,
Region	2017	2016
Asia Pacific	22%	18%
Europe, Middle East, & Africa	6%	11%
Other Americas	4%	7%
Total Foreign sales	32%	36%

There were no customers that accounted for greater than 10% of revenues for the three months ended March 31, 2017.  Huawei Technologies Co., Ltd (“Huawei”) accounted for approximately 10% of revenues for the three months ended March 31, 2016.

12. Subsequent Events

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2016 contained in our Annual Report on Form 10-K filed on March 15, 2017.  Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix.  These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning.  Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  No undue reliance should be placed on these forward-looking statements.  Our actual results could differ materially from those projected in these forward-looking statements.

Our first quarter 2017 revenues increased by $3.9 million, or 18.5% compared to the same period in 2016, due to higher revenues from both the Connected Solutions and RF Solutions segments. We recorded an operating loss of $.03 million compared to an operating loss of $2.8 million in the same period in 2016.  The positive impact of higher gross margin related to the higher revenues, and lower operating expenses contributed to the lower operating loss.  Reductions in intangible amortization and restructuring expenses of $1.0 million offset a net increase of $0.8 million from all other operating expenses.

Introduction

PCTEL delivers Performance Critical TELecom technology solutions to the wireless industry. We are a leading global supplier of wireless network antenna and testing solutions. PCTEL Connected Solutions designs and manufactures precision antennas. PCTEL antennas are deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in network equipment and devices for the Industrial Internet of Things (“IIoT”). PCTEL RF Solutions provides test tools and engineering services that improve the performance of wireless networks globally. Mobile operators, neutral hosts, and equipment manufacturers rely on PCTEL to analyze, design, and optimize next generation wireless networks.

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

Revenue growth for Connected Solutions is driven by the increased use of wireless communications and increased complexity trends occurring in these markets.  PCTEL antennas are primarily sold to original equipment manufacturer (“OEM”) providers where they are designed into the customer’s solution. PCTEL maintains expertise in several technology areas in order to be competitive in the antenna market. These include radio frequency engineering, mobile antenna design and manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Revenue growth for RF Solutions is driven by the implementation and roll out of new wireless technology standards (i.e., 1G to 2G, 2G to 3G, 3G to 4G, 4G to 5G, etc.).  PCTEL test equipment is sold directly to wireless carriers or to OEM providers who integrate our products into their solution which is then sold to wireless carriers.  PCTEL maintains expertise in several technology areas in order to be competitive in the test tool and related engineering services market. These include radio frequency engineering, digital signal processing (“DSP”) engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Results of Operations

Three months Ended March 31, 2017 and 2016

(in thousands)

Revenues by Segment

	Three Months Ended March 31,
	2017	2016	$ Change	% Change

Connected Solutions	$17,271	$14,699	$2,572	17.5%
RF Solutions	7,765	6,435	1,330	20.7%
Corporate	(57)	(60)	3	not meaningful
Total	$24,979	$21,074	$3,905	18.5%

Revenues increased 18.5% for the three months ended March 31, 2017 compared to the same period in 2016.  Connected Solutions revenues increased 17.5% for the three months ended March 31, 2017 compared to the same period in 2016 due to increased sales of antennas for the small cell, fleet, and utilities markets.  RF Solutions revenue increased 20.7% for the three months ended March 31, 2017 compared to the same period in 2016 due to higher revenues for scanning receivers, particularly in the North America and Asia Pacific regions.  Approximately 91% of the revenue growth for RF Solutions was due to products, and approximately 9% of the revenue growth was due to services.

Gross Profit by Segment

	Three Months Ended March 31,
	2017	% of Revenues	2016	% of Revenues

Connected Solutions	$5,403	31.3%	$4,324	29.4%
RF Solutions	3,906	50.3%	2,730	42.4%
Corporate	6	not meaningful	(3)	not meaningful
Total	$9,315	37.3%	$7,051	33.5%

The gross profit percentage of 37.3% for the three months ended March 31, 2017 was 3.8% higher than the same period in 2016.  The gross profit percentage for Connected Solutions increased 2.0% during the three months ended March 31, 2017 compared to the same period in 2016 primarily due to leveraging fixed costs against higher revenues.  The gross profit percentage for RF Solutions increased 7.9% compared to the same period in 2016 primarily due to an increase in revenue from products which have a higher margin than services.

Consolidated Operating Expenses

	Three Months Ended March 31,		Three Months Ended March 31,	% of Revenues
	2017	Change	2016	2017	2016
Research and development	$2,716	$109	$2,607	10.9%	12.4%
Sales and marketing	3,407	292	3,115	13.6%	14.8%
General and administrative	3,352	390	2,962	13.4%	14.0%
Amortization of intangible assets	124	(479)	603	0.5%	2.9%
Restructuring expenses	9	(508)	517	0.0%	2.4%
	$9,608	$(196)	$9,804	38.4%	46.5%

Research and Development

Research and development expenses increased approximately $0.1 million for the three months ended March 31, 2017 compared to the same period in 2016.  The increase during the three months ended March 31, 2017 consists of higher expenses for Connected Solutions offsetting lower expenses for RF Solutions compared to the same period in the prior year.  Expenses for Connected Solutions were $0.2 million higher for the first quarter 2017 compared to the prior year due to investments required to support growth areas.  Expenses for RF Solutions declined by $0.1 million because we reduced headcount in certain product related development areas.

Sales and Marketing

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses increased approximately $0.3 million for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to headcount separation costs of $0.2 million and increased travel expenses of $0.1 million.

General and Administrative

General and administrative expenses include costs associated with the general management, finance, human resources, information technology (“IT”), legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses increased $0.4 million for the three months ended March 31, 2017 compared to the same period in 2016.  The increase is comprised of $0.2 million of legal expenses in Connected Solutions, $0.1 million for costs related to the CEO transition, and $0.1 million for the Company’s short-term incentive plan.

Amortization of Intangible Assets

Amortization expense was lower by approximately $0.5 million during the three months ended March 31, 2017 compared to the same period in 2016.  For the three months ended March 31, 2017, amortization expense was lower by $0.4 million compared to the prior year due to the impairment of customer relationships for our services reporting unit in 2016.  The remainder of the decrease is due to other intangible assets being fully amortized in 2016.  See Note 5 in the footnotes of the consolidated financial statements for information related to the 2016 impairment of customer relationships.

Restructuring expenses

During the three months ended March 31, 2017, we adjusted the liability related to our Colorado office lease.  During the first quarter 2016, we incurred restructuring expenses of $0.5 million, consisting of $0.2 million in employee severance and related employee benefit costs, $0.2 million in net lease costs, and $49 related to fixed asset disposals.  We reduced headcount in our RF Solutions segment related to our services and analytics businesses, and we exited from our Colorado office in order to consolidate office space.  The restructuring expense incurred for net lease costs includes the remaining obligations under the lease, net of an assumption for proceeds for a sublease.

Stock-based compensation expense

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31
	2017	2016

Cost of revenues	$78	$131
Research and development	146	167
Sales and marketing	123	145
General and administrative	382	416
Total	$729	$859

Stock compensation expense was lower for the three months ended March 31, 2017 compared to the same period in 2016 due to lower expense for restricted stock amortization and expense for stock options.

The condensed consolidated statements of operations include $0.7 million and $0.9 million of stock compensation expense for the three months ended March 31, 2017 and 2016, respectively.  Stock compensation expense for the three months ended March 31, 2017 consists of $0.6 million for time-based restricted stock awards, $42 for stock options, and $45 for the ESPP.  Stock compensation expense for the three months ended March 31, 2016 consists of $0.7 million for time-based restricted stock awards, $87 for stock options, and $47 for the ESPP. We did not capitalize any stock compensation expense during the three months ended March 31, 2017 or 2016.

Operating (Loss) Income by Segment

	Three Months Ended March 31,
	2017	% of Revenues	2016	% of Revenues

Connected Solutions	$1,744	10.1%	$1,305	8.9%
RF Solutions	709	9.1%	(1,527)	-23.7%
Corporate	(2,746)	not meaningful	(2,531)	not meaningful
Total	$(293)	-1.2%	$(2,753)	-13.1%

Total operating loss decreased by $2.5 million during the three months ended March 31, 2017 compared to the same period in 2016 primarily due to profit improvements in both CS Solutions and RF Solutions.  We recorded an operating profit of $0.7 million for RF Solutions compared to a loss of $1.5 million.  The increase of $2.2 million is due to higher revenues for products as well as and lower intangible amortization expense and lower restructuring expense.  Operating profit for Connected Solutions increased by $0.4 million during the three months ended March 31, 2017 compared to the prior year due to the margin impact of higher revenues as well as a higher gross margin percentage, offsetting higher operating expenses.  Within the corporate function, expenses were $0.2 million higher in the three months ended March 31, 2017.

Other Income, Net

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Interest income	$42	$20
Foreign exchange losses	(12)	(17)
Other, net	(2)	3
Total	$28	$6
Percentage of revenues	0.1%	0.0%

Other income, net consists of interest income, foreign exchange gains and losses, and interest expense.   Interest income increased during the three months ended March 31, 2017 compared to the prior year due to higher balances of investments and due to higher average interest rates.

Benefit for Income Taxes

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Benefit for income taxes	$(235)	$(1,291)
Effective tax rate	88.7%	47.0%

We recorded an income tax benefit of $0.2 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.  The tax benefit recorded for the three months ended March 31, 2017 and March 31, 2016 respectively, differed from the statutory rate of 34% by 54.7% and 13.0%, respectively, due to the combination of U.S. pretax losses and foreign pretax profits taxed at lower rates.

We maintain valuation allowances due to uncertainties regarding realizability.  At March 31, 2017 and December 31, 2016, we had a valuation allowance of $13.2 million and $13.0 million, respectively, virtually all of which are related to the United States tax jurisdiction. On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment.   The valuation allowance at March 31, 2017 and December 31, 2016 is primarily because the Company does not believe it will generate sufficient US taxable income to realize a significant portion of its deferred tax assets.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2017	2016

Net loss	$(30)	$(1,456)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	1,343	1,233
Changes in operating assets and liabilities	549	1,849
Net cash provided by operating activities	$1,862	$1,626
Net cash provided by (used in) investing activities	$(599)	$599
Net cash used in financing activities	$(1,168)	$(4,810)
Net increase (decrease) in cash	$95	$(2,585)

	March 31,	December 31,
	2017	2016
Cash and cash equivalents at the end of period	$14,960	$14,855
Short-term investments at the end of period	$18,002	$18,456
Working capital at the end of period	$54,315	$55,152

Liquidity and Capital Resources Overview

At March 31, 2017, our cash, cash equivalents and investments were approximately $33.0 million and we had working capital of $54.3 million.  Our primary source of liquidity is cash provided by operations, with short-term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion.  We expect this historical trend to continue in the future.

Within investing activities, capital spending historically ranges between 2.0% and 5.0% of our revenues and the primary use of capital is for manufacturing and development engineering requirements.  Our capital expenditures during the three months ended March 31, 2017 was approximately 4.2% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles.  We have a history of supplementing our organic revenue with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time.  We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the Employee Stock Purchase Plan (“ESPP”), and have historically used funds to repurchase shares of our common stock through our share repurchase programs.  We pay quarterly dividends and have reinstated a stock repurchase program, although we do not presently have authority to make additional stock repurchases.  Whether this activity results in our being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year.

Management believes that our current financial position, which includes $33.0 million in cash and investments and no debt, combined with our historic ability to generate free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support our operations.

Operating Activities:

Operating activities provided $1.9 million of cash during the three months ended March 31, 2017. We generated $1.3 million of cash from our income statement activities and $0.5 million of cash from our balance sheet activities.  From the balance sheet activities, we generated cash of $1.8 million from reductions in inventories and $0.8 million from decreases in accounts receivable, and used cash of $1.5 million from reductions in accrued liabilities and $0.8 million from reductions in accounts payable.  Inventories declined during the three months ended March 31, 2017 for both Connected Solutions and RF Solutions due to process improvements related to purchasing and forecasting as well as a sequential decrease in revenues.  Accounts receivables declined during the three months ended March 31, 2017 due to the sequential decrease in revenues.  Revenues declined by $1.7 million during for the three months ended March 31, 2017 compared to three months ended December 31, 2016.  In total, accrued liabilities and accounts payable were lower by $1.7 million due to the reduction in amounts due for inventory purchases.

Operating activities provided $1.6 million of cash during the three months ended March 31, 2016 as we generated $1.8 million of cash from our balance sheet activities offsetting the use of $0.2 million of cash from our income statement activities.  We generated cash of $4.9 million from decreases in accounts receivable.  The contraction of accounts receivable was primarily due to lower sequential revenues.  Revenues for the three months ended March 31, 2016 were $5.1 million lower than the three months ended December 31, 2015.  We used $2.0 million to reduce accounts payable.  Accounts payable also contracted due to lower inventory purchases from the sequential decline in revenues.

Investing Activities:

Our investing activities used $0.6 million of cash during the three months ended March 31, 2017.  During the three months ended March 31, 2017, redemptions and maturities of our short-term investments provided $9.7 million in funds and we rotated $10.2 million of cash into new short-term investments.  We used $1.1 million for capital expenditures during the three months ended March 31, 2017.  Capital expenditures include $0.7 million for a new IP phone and communications system.

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

Financing Activities:

We used $1.2 million in cash for financing activities during the three months ended March 31, 2017.  We used $0.9 million for cash dividends paid in February 2017.  We received $0.3 million in proceeds from the purchase of shares through our ESPP. We used $0.6 million for payroll taxes related to stock-based compensation.  The tax payments related to our stock issued for restricted stock awards.

We used $4.8 million in cash for financing activities during the three months ended March 31, 2016.  We used $4.1 million to repurchase shares in the stock repurchase program and $0.9 million for cash dividends paid in February 2016.  We received $0.4 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.  We used $0.2 million for payroll taxes related to stock-based compensation.  The tax payments related to our stock issued for restricted stock awards.

Contractual Obligations and Commercial Commitments

As of March 31, 2017, we had operating lease obligations of approximately $3.2 million through 2021, primarily for facility leases.  Our lease obligations were $3.0 million at December 31, 2016.  The net increase in the obligation is primarily due to the lease for expanded office space at our Beijing Design Center.

We had purchase obligations of $5.2 million and $5.3 million at March 31, 2017 and December 31, 2016, respectively.  These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.

We had capital lease obligations of $0.4 million through 2022 for office equipment.  The lease obligation for capital leases was $0.2 million at December 31, 2016.

We had a liability of $0.9 million related to income tax uncertainties at March 31, 2017 and December 31, 2016.  We do not know the timing of the settlement of this liability.

Critical Accounting Policies and Estimates

We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016 (the “2016 Annual Report on Form 10-K”).  There have been no material changes in any of our critical accounting policies since December 31, 2016.  See Note 2 in the footnotes to the Condensed Consolidated Financial Statements for discussion on recent accounting pronouncements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2016 Annual Report on Form 10-K (Item 7A).  As of May 10, 2017, there have been no material changes in this information.

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

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

Factors That May Affect Our Business, Financial Condition and Future Operating Results

See our 2016 Annual Report on Form 10-K (Item 7A).  As of May 10, 2017, there have been no material changes in this information.

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

101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

*  filed herewith

**  furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
a Delaware corporation

/s/ David A. Neumann
David A. Neumann
Chief Executive Officer

Date: May 10, 2017