Form 10-Q
period 2017-06-30
PC TEL INC
filed 2017-08-09
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, par value $.001 per share	17,789,214 as of August 9, 2017

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2017

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2017	2016
ASSETS

Cash and cash equivalents	$11,875	$14,855
Short-term investment securities	22,340	18,456
Accounts receivable, net of allowance for doubtful accounts of $257 and $273 at June 30, 2017 and December 31, 2016, respectively	17,735	19,101
Inventories, net	13,783	14,442
Prepaid expenses and other assets	1,365	1,498
Current assets held for sale	694	50
Total current assets	67,792	68,402
Property and equipment, net	12,310	11,796
Goodwill	3,332	3,332
Intangible assets, net	2,694	3,275
Deferred tax assets, net	5,647	4,512
Other noncurrent assets	83	36
Non-current assets held for sale	0	813
TOTAL ASSETS	$91,858	$92,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$6,009	$6,073
Accrued liabilities	6,300	7,177
Total current liabilities	12,309	13,250

Other long-term liabilities	472	391

Total liabilities	12,781	13,641

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,791,498 and 17,335,122 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	18	17
Additional paid-in capital	134,748	134,480
Accumulated deficit	(55,463)	(55,590)
Accumulated other comprehensive loss	(226)	(382)
Total stockholders’ equity	79,077	78,525
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$91,858	$92,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUES	$21,501	$21,308	$44,471	$40,491
COST OF REVENUES	12,539	12,374	26,055	24,097
GROSS PROFIT	8,962	8,934	18,416	16,394
OPERATING EXPENSES:
Research and development	2,667	2,523	5,383	5,130
Sales and marketing	2,912	3,090	6,165	5,954
General and administrative	3,598	3,256	6,937	6,185
Amortization of intangible assets	124	129	248	284
Restructuring expenses	0	22	0	216
Total operating expenses	9,301	9,020	18,733	17,769
OPERATING LOSS	(339)	(86)	(317)	(1,375)
Other income, net	14	8	42	14
LOSS BEFORE INCOME TAXES	(325)	(78)	(275)	(1,361)
(Benefit) expense for income taxes	(140)	7,703	(274)	6,957
NET LOSS FROM CONTINUING OPERATIONS	(185)	(7,781)	(1)	(8,318)
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT	(168)	(3,292)	(382)	(4,211)
NET LOSS	$(353)	$(11,073)	(383)	$(12,529)

Net Loss per Share From Continuing Operations:
Basic	$(0.01)	$(0.49)	$(0.00)	$(0.52)
Diluted	$(0.01)	$(0.49)	$(0.00)	$(0.52)

Net Loss per Share From Discontinued Operations:
Basic	$(0.01)	$(0.21)	$(0.02)	$(0.26)
Diluted	$(0.01)	$(0.21)	$(0.02)	$(0.26)

Net Loss per Share:
Basic	$(0.02)	$(0.69)	$(0.02)	$(0.78)
Diluted	$(0.02)	$(0.69)	$(0.02)	$(0.78)

Weighted Average Shares:
Basic	16,534	15,979	16,437	16,149
Diluted	16,534	15,979	16,437	16,149

Cash dividend per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2016	2015

NET LOSS	$(353)	$(11,073)	$(383)	$(12,529)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	105	(136)	156	(112)

COMPREHENSIVE LOSS	$(248)	$(11,209)	$(227)	$(12,641)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other	Total
		Additional		Comprehensive	Stockholders'
	Common	Paid-In	Retained	Income	Equity of
	Stock	Capital	Deficit	(Loss)	PCTEL, Inc.

BALANCE at DECEMBER 31, 2016	$17	$134,480	$(55,590)	$(382)	$78,525
Cumulative-effect adjustment resulting from adoption of ASU 2016-09			510		510
BALANCE at JANUARY 1, 2017	17	134,480	(55,080)	(382)	79,035
Stock-based compensation expense	1	1,845	0	0	1,846
Issuance of shares for stock purchase plans	0	867	0	0	867
Cancellation of shares for payment of withholding tax	0	(692)	0	0	(692)
Dividends paid	0	(1,752)	0	0	(1,752)
Net loss	0	0	(383)	0	(383)
Change in cumulative translation adjustment, net	0	0	0	156	156
BALANCE at JUNE 30, 2017	$18	$134,748	$(55,463)	$(226)	$79,077

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
.	2017	2016

Operating Activities:
Net loss from continuing operations	$(1)	$(8,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,262	1,319
Intangible asset amortization	581	618
Stock-based compensation	1,797	2,090
Loss on disposal/sale of property and equipment	3	5
Restructuring costs	(33)	109
Deferred tax provision	(423)	6,700
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,451	2,770
Inventories	779	2,325
Prepaid expenses and other assets	96	157
Accounts payable	(232)	(1,907)
Income taxes payable	(186)	(54)
Other accrued liabilities	(719)	(576)
Deferred revenue	20	41
Net cash provided by operating activities	4,395	5,279

Investing Activities:
Capital expenditures	(1,544)	(1,268)
Proceeds from disposal of property and equipment	0	1
Purchases of investments	(23,071)	(28,519)
Redemptions/maturities of short-term investments	19,187	31,274
Net cash (used in) provided by investing activities	(5,428)	1,488

Financing Activities:
Proceeds from issuance of common stock	867	350
Payments for repurchase of common stock	0	(4,095)
Payment of withholding tax on stock-based compensation	(692)	(187)
Principle payments on capital leases	(41)	(9)
Cash dividends	(1,752)	(1,723)
Net cash used in financing activities	(1,618)	(5,664)

Cash flows from discontinued operations:
Net cash used in operating activities	(349)	(690)
Net cash used in investing activities	(16)	(124)

Net (decrease) increase in cash and cash equivalents	(3,016)	289
Effect of exchange rate changes on cash	36	(39)
Cash and cash equivalents, beginning of year	14,855	7,055
Cash and Cash Equivalents, End of Period	$11,875	$7,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2017 (Unaudited)
(in thousands except share data and as otherwise noted)

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

Nature of Operations

PCTEL, Inc. (“PCTEL”, the “Company”, “we”, “ours”, and “us”) delivers Performance Critical TELecom technology solutions to the wireless industry.  PCTEL is a leading global supplier of antennas and wireless network testing solutions. PCTEL’s Connected Solutions segment designs and manufactures precision antennas. PCTEL antennas are deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in network equipment and devices for the Industrial Internet of Things (“IIoT”).  PCTEL’s RF Solutions segment provides test tools that improve the performance of wireless networks globally. Mobile operators, neutral hosts, and equipment manufacturers rely on PCTEL to analyze, design, and optimize next generation wireless networks.

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

Competition in the antenna markets addressed by Connected Solutions is fragmented. Competitors include Amphenol, Comtelco, Laird, Mobile Mark, Pulse, Radiall/Larsen, and Airgain. The Company seeks out product applications that command a premium for product performance and customer service, and avoids commodity markets.

PCTEL maintains expertise in several technology areas in order to be competitive in the antenna market.  These include radio frequency engineering, mobile antenna design and manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

RF Solutions Segment

PCTEL RF Solutions provides test tools that improve the performance of wireless networks globally. Mobile operators, neutral hosts, and equipment manufacturers rely on PCTEL test tools to analyze, design, and optimize next generation wireless networks. Revenue growth is driven by the implementation and roll out of new wireless technology standards (i.e., 1G to 2G, 2G to 3G, 3G to 4G, 4G to 5G, etc.). PCTEL test equipment is sold directly to wireless carriers or to OEM providers who integrate the Company’s products into their solution which is then sold to wireless carriers.

Competitors for PCTEL’s test tool products include OEMs such as Anritsu, Berkley Varitronics, Digital Receiver Technology, and Rohde and Schwarz.

PCTEL maintains expertise in several technology areas in order to be competitive in the test tool market. These include radio frequency engineering, digital signal process (“DSP”) engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Discontinued Operations

During the quarter ended June 30, 2017, the Company approved a plan to sell its Network Engineering Services business (“Engineering Services”) and shift its focus towards research and development driven radio frequency (”RF”) products  Engineering Services is part of the RF Solutions segment.  The Company classified the assets of the Network Engineering Services business unit (“Engineering Services”) as held for sale and classified the results of its operations as discontinued operations for the three and six months ended June 30, 2017 and 2016, respectively.  The financial statements have been restated to reflect the historical results of Engineering Services as discontinued operations.  See Note 5 in the notes to the financial statements for more information on discontinued operations.  On July 31, 2017, the Company sold substantially all of the assets of the Company’s Network Engineering Services business unit to Gabe’s Construction Co., Inc. (“Gabe’s).  See Note 13 related to subsequent events for additional information related to the sale to Gabe’s.

Basis of Consolidation

The condensed consolidated balance sheet as of June 30, 2017 and the condensed consolidated statements of operations, statements of comprehensive loss, and cash flows for the three and six months ended June 30, 2017 and 2016, respectively, are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2016.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted.  The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“the 2016 Form 10-K”).  There were no changes in the Company’s significant accounting policies during the three and six months ended June 30, 2017.  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2016 Form 10-K.  These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2016 Form 10-K.  The results of operations for the period ended June 30, 2017 may not be indicative of the results for the period ending December 31, 2017.

Reclassifications

Certain reclassifications of the prior year’s financial statement and footnote amounts have been made to conform to the current year’s presentation.

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally.  The functional currency for the Company’s foreign operations is predominantly the applicable local currency.  Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations.  Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $41 and $19 for the three months ended June 30, 2017 and 2016, respectively. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $53 and $35 for the six months ended June 30, 2017 and 2016, respectively.

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic Earnings Per Share computation:
Numerator:
Net loss from continuing operations	$(185)	$(7,781)	$(1)	$(8,318)
Net loss from discontinued operations	$(168)	$(3,292)	$(382)	$(4,211)
Net loss	$(353)	$(11,073)	$(383)	$(12,529)
Denominator:
Common shares outstanding	16,534	15,979	16,437	16,149
Earnings per common share - basic
Net loss from continuing operations	$(0.01)	$(0.49)	$(0.00)	$(0.52)
Net loss from discontinued operations	$(0.01)	$(0.21)	$(0.02)	$(0.26)
Net loss	$(0.02)	$(0.69)	$(0.02)	$(0.78)
Diluted Earnings Per Share computation:
Denominator:
Common shares outstanding	16,534	15,979	16,437	16,149
Restricted shares subject to vesting	*	*	*	*
Common stock option grants	*	*	*	*
Total shares	16,534	15,979	16,437	16,149
Earnings per common share - diluted
Net loss from continuing operations	$(0.01)	$(0.49)	$(0.00)	$(0.52)
Net loss from discontinued operations	$(0.01)	$(0.21)	$(0.02)	$(0.26)
Net loss	$(0.02)	$(0.69)	$(0.02)	$(0.78)
*

As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 481,000 and  483,000 for the three and six months ended June 30, 2017, respectively, and 163,000 for the six months ended June 30, 2016,  were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consisted of the following:

	June 30,	December 31,
	2017	2016

Cash	$4,311	$7,507
Cash equivalents	7,564	7,348
Short-term investments	22,340	18,456
	$34,215	$33,311

Cash and Cash Equivalents

At June 30, 2017 and December 31, 2016, cash and cash equivalents included bank balances and investments with original maturities less than 90 days.  At June 30, 2017 and December 31, 2016, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand.  The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities.  The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).  The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

At June 30, 2017, the Company had $4.3 million in cash and $7.6 million in cash equivalents, and at December 31, 2016, the Company had $7.5 million in cash and $7.3 million in cash equivalents.  At June 30, 2017, the Company had in cash equivalents $5.0 million in AA rated or higher corporate bonds, $1.7 million in U.S. government agency bonds, $0.8 million in certificates of deposit, and $0.1 million in money market funds.  At December 31, 2016, the Company had in cash equivalents, $3.6 million in AA rated or higher corporate bonds, $2.8 million in U.S. government agency bonds, $0.8 million in certificates of deposit, and $0.1 million in money market funds.

The Company had $1.3 million and $0.9 million of cash and cash equivalents in foreign bank accounts at June 30, 2017 and December 31, 2016, respectively.  With respect to the cash in foreign bank accounts, the Company had cash of $1.1 million and $0.5 million in Chinese bank accounts at June 30, 2017 and December 31, 2016, respectively.  The Company ceased ongoing operations of its Israel subsidiary during the third quarter 2016.  The Company expects to liquidate the subsidiary and repatriate its remaining cash during 2017.  As of June 30, 2017, the Company has no intentions of repatriating the cash in its foreign bank accounts in the U.K. or China.  If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner.  The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.  The Company’s cash in its foreign bank accounts is not insured.

Investments

At June 30, 2017 and December 31, 2016, the Company’s short-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, AA or higher rated corporate bonds, and certificates of deposit, all classified as held-to-maturity.  At June 30, 2017, the Company had invested $7.5 million in pre-refunded municipal bonds, $6.4 million in AA rated or higher corporate bonds, $4.7 million in U.S. government agency bonds, and $3.6 million in certificates of deposit.  The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities.  The bonds have original maturities greater than 90 days and mature in less than one year.  The Company’s bond investments are recorded at the purchase price and carried at amortized cost.  The net unrealized losses were $10 and $9 at June 30, 2017 and December 31, 2016, respectively.  Approximately 8% and 6% of the Company’s bond investments were protected by bond default insurance at June 30, 2017 and December 31, 2016, respectively.

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

Cash equivalents and investments measured at fair value were as follows at June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Corporate bonds	$0	$4,984	$0	$4,984	$0	$3,608	$0	$3,608
US government agency bonds	0	1,700	0	1,700	0	2,846	0	2,846
Certificates of deposit	801	0	0	801	750	0	0	750
Money market funds	79	0	0	79	145	0	0	145
Investments:
Corporate bonds	0	6,428	0	6,428	0	5,569	0	5,569
Pre-refunded municipal bonds	0	7,548	0	7,548	0	7,776	0	7,776
US government agency bonds	0	4,728	0	4,728	0	2,571	0	2,571
Certificates of deposit	3,626	0	0	3,626	2,530	0	0	2,530
Total	$4,506	$25,388	$0	$29,894	$3,425	$22,370	$0	$25,795

5. Discontinued Operations

During the quarter ended June 30, 2017, the Company approved a plan to sell its Network Engineering Services business (“Engineering Services”) and shift its focus towards research and development driven radio frequency (“RF”) products.  The disposition met the requirements for classification as held for sale during the quarter ended June 30, 2017 because the disposition met all of the criteria outlined in the accounting guidance.  Due to the significance of the results during the years ended December 31, 2016, 2015, and 2014, and because this disposition represents a strategic shift by the Company to focus on products, the disposition of Engineering Services qualifies as a discontinued operation for reporting purposes.  As such, the Company reported the results of its Engineering Services business as discontinued operations for the three and six months ended June 30, 2017 and 2016, respectively.  All of the revenues and cost of revenues in discontinued operations related to services.

There was no impairment loss recorded on the long-lived assets because the fair value of the assets less cost to sell was higher than the carrying value of the assets.  At June 30, 2017, the assets held for sale consisted of the fixed assets of $0.6 million and prepaid expenses of the business of $0.1 million.  For the balance sheet at December 31, 2016, the Company reclassified the fixed assets to noncurrent assets held for sale and the prepaid expenses to current assets held for sale.  There were no liabilities classified as held for sale at June 30, 2017 or December 31, 2016.

The following table is a reconciliation of the assets classified as held for sale in the consolidated balance sheets.

	June 30,	December 31,
	2017	2016
Fixed assets	$620	$0
Prepaid expenses and other assets	74	50
Current assets held for sale	694	50

Fixed assets	0	813
Non-current assets held for sale	$0	$813

The details of the discontinued operations within the Statements of Operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$1,348	$2,935	$3,357	$4,826
Cost of revenues	1,411	2,632	3,559	4,932
Gross profit	(63)	303	(202)	(106)
Operating expenses:
Sales and marketing	194	324	348	575
General and administrative	13	49	26	83
Amortization of intangible assets	0	448	0	896
Impairment of intangible assets	0	4,724	0	4,724
Restructuring expenses	(1)	2	8	324
Total operating expenses	206	5,547	382	6,602
Operating loss	(269)	(5,244)	(584)	(6,708)
Benefit for income taxes	(101)	(1,952)	(202)	(2,497)
Net Loss	$(168)	$(3,292)	$(382)	$(4,211)

The details of the cash flows for discontinued operations are as follows:

	Six Months Ended June 30
.	2017	2016

Cash flows from discontinued operations:
Operating Activities:
Net loss	$(382)	$(4,211)
Depreciation	197	272
Intangible amortization	0	896
Impairment of intangible assets	0	4,724
Deferred tax provision	(202)	(2,497)
Stock compensation	49	152
Prepaid expenses and other assets	(11)	(26)
Net cash (used in ) provided by operating activities	$(349)	$(690)

Investing Activities:
Capital expenditures	$(16)	$(124)
Net cash used in investing activities	$(16)	$(124)

On July 31, 2017, the Company sold substantially all of the assets of its Engineering Services business to Gabe’s Construction Co., Ltd.  See Note 13 related to Subsequent Events for additional information on the sale of the business.

6. Goodwill and Intangible Assets

Goodwill

There were no changes to goodwill during the six months ended June 30, 2017.  The $3.3 million of goodwill on the balance sheet was recorded in February 2015 as part of the purchase accounting for the Nexgen acquisition and was assigned to the RF Solutions segment.  For evaluation purposes, this goodwill is part of the products reporting unit within the RF Solutions segment.  There were no triggering events for the products reporting unit of the RF Solutions segment during the quarter ended June 30, 2017.  The Company will continue to monitor goodwill for impairment going forward.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to six years.  In continuing operations, amortization expense was approximately $0.3 million for the three months ended June 30,

2017 and 2016, respectively and $0.6 million for the six months ended June 30, 2017 and 2016, respectively.  Amortization for technology assets is included in cost of revenues and amortization for all other intangible assets is included in operating expenses.  For the three months ended June 30, 2017 and 2016, $0.2 million of the amortization expense was included in cost of revenues.  For the six months ended June 30, 2017 and 2016, $0.3 million of the amortization expense was included in cost of revenues.  In discontinued operations, amortization expense was approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2016, respectively.  There was no amortization expense in discontinued operations for the three and six months ended June 30, 2017, respectively.

The summary of other intangible assets, net is as follows:

	June 30, 2017			December 31, 2016
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$17,380	$17,380	$0	$17,380	$17,380	$0
Patents and technology	10,114	8,337	1,777	10,114	8,004	2,110
Trademarks and trade names	4,960	4,286	674	4,960	4,111	849
Other	2,743	2,500	243	2,743	2,427	316
	$35,197	$32,503	$2,694	$35,197	$31,922	$3,275

The $0.6 million decrease in the net book value of intangible assets at June 30, 2017 compared to December 31, 2016 relates to amortization expense for the six months ended June 30, 2017.

During 2016, the Company recorded total impairment expense of $5.8 million related to customer relationships for the Engineering Services reporting unit within the RF Solutions segment, consisting of $4.7 million at June 30, 2016 and $1.1 million at December 31, 2016. At June 30, 2017, the Company decided to sell the Engineering Services reporting unit.  The impairment expense is included within discontinued operations on the statement of earnings for the three and six months ended June 30, 2016.

For the three months ended June 30, 2016, the revenue and contribution margin of the Engineering Services reporting unit were below its forecasts. The results and revised forecast were reflective of a long-term slowdown in the Distributed Antenna System (“DAS”) market which is the primary market addressed by the Company’s services offering. The Company considered the changes to its forecast and the industry and market trends as a triggering event to assess the intangible assets of the Engineering Services reporting units for impairment. The Company reviewed the intangible assets for impairment by performing a test of recoverability. The cash flow forecast prepared by the Company included assumptions for revenues, gross margins, and operating expenses.  The test of recoverability failed because the undiscounted cash flows were below the carrying value of the Engineering Services reporting unit. The Company calculated the fair value of the Engineering Services reporting unit with the assistance of a third-party valuation firm.

For the three months ended December 31, 2016, the revenues and contribution margin for the Engineering Services reporting unit declined sequentially. The fourth quarter 2016 gross margin was negatively impacted by the lower revenue volume and by lower average margins on individual projects. At December 31, 2016, the backlog was lower than historical trends and there were no known large projects in the sales funnel. Based on these facts and an updated review of the market and industry trends, the Company lowered its profit forecast for 2017 compared to the profit forecast prepared for the 2017 operating plan and the Company lowered its long-term revenue and profit forecast. The Company determined that the revision to the forecast for Engineering Services reporting unit was a triggering event for its review of intangible assets for impairment. The Company reviewed its intangible assets for impairment by performing a test of recoverability.  The cash flow forecast prepared by the Company included assumptions for revenues, gross margins, and operating expenses. The test of recoverability failed because the undiscounted cash flows were below the carrying value of the Engineering Services reporting unit. The Company calculated the fair value of the Engineering Services reporting unit based on the valuation assumptions from the analysis prepared at June 30, 2016.  The impairment charge of $1.1 million represented the remaining value of the customer relationships as of December 31, 2016.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	5 years	5.0
Patents and technology	5 to 6 years	5.1
Trademarks and trade names	5 to 6 years	5.5
Other	1 to 6 years	3.4

The Company’s scheduled amortization expense for 2017 and the next three years is as follows:

Fiscal Year	Amount
2017	$1,162
2018	$1,084
2019	$885
2020	$144

7. Balance Sheet Information

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 90 days.  The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required.  The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable.  The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable.  The Company’s allowance for doubtful accounts was $0.3  million at June 30, 2017 and at December 31, 2016.  The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing.  Inventories as of June 30, 2017 and December 31, 2016 were composed of raw materials, sub-assemblies, finished goods and work-in-process.  The Company had consigned inventory with customers of $0.6 million and $0.4 million at June 30, 2017 and December 31, 2016, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on our identification of inventory where carrying value is above net realizable value.  The allowance for inventory losses was $3.0 million at June 30, 2017 and $2.9 million at December 31, 2016.

Inventories consisted of the following:

	June 30,	December 31,
	2017	2016
Raw materials	$8,019	$8,718
Work in process	1,380	1,486
Finished goods	4,384	4,238
Inventories, net	$13,783	$14,442

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

Property and equipment consisted of the following:

	June 30,	December 31,
	2017	2016
Building	$6,351	$6,351
Computers and office equipment	11,479	10,683
Manufacturing and test equipment	12,215	11,601
Furniture and fixtures	1,244	1,225
Leasehold improvements	1,323	1,191
Motor vehicles	19	20
Total property and equipment	32,631	31,071
Less: Accumulated depreciation and amortization	(22,091)	(21,045)
Land	1,770	1,770
Property and equipment, net	$12,310	$11,796

Depreciation and amortization expense in continuing operations was approximately $0.6 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively.  Depreciation and amortization expense in continuing operations was approximately $1.3 million for the six months ended June 30, 2017 and 2016, respectively.  Amortization for capital leases is included in depreciation and amortization expense.  See Note 10 for information related to capital leases.

Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2017	2016
Payroll, bonuses, and other employee benefits	$1,659	$2,029
Inventory receipts	1,395	1,622
Paid time off	1,260	1,230
Warranties	421	394
Professional fees and contractors	420	320
Employee stock purchase plan	312	300
Income and sales taxes	222	546
Real estate taxes	151	152
Deferred revenues	124	104
Restructuring	46	126
Customer prepayments	25	164
Other	265	190
Total	$6,300	$7,177

Long-term liabilities consisted of the following:

	June 30,	December 31,
	2017	2016
Long-term obligations under capital leases	$220	$157
Deferred rent	125	156
Restructuring	92	70
Deferred revenues	35	8
Total	$472	$391

8. Stock-Based Compensation

The condensed consolidated statements of operations include $1.1 million and $1.8 million of stock compensation expense for the three and six months ended June 30, 2017, respectively.  Stock compensation expense for the three months ended June 30, 2017 consists of $1.1 million for service-based restricted stock awards and $48 for the Employee Stock Purchase Plan (“ESPP”) offset by for stock options net forfeitures of $13.  Stock compensation expense for the six months ended June 30, 2017 consists of $1.7 million for service-based restricted stock awards, $29 for stock options and $93 for the ESPP.

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

The Company did not capitalize any stock compensation expense during the three and six months ended June 30, 2017 or 2016.  Effective January 1, 2017, the Company has elected to account for forfeitures as they occur. Prior to fiscal year 2017, the Company estimated the number of stock-based awards that were expected to vest, and only recognized compensation expense for such awards.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016

Cost of revenues	$72	$73	$133	$141
Research and development	119	175	266	342
Sales and marketing	127	161	246	301
General and administrative	770	892	1,152	1,306
Total continuing operations	1,088	1,301	1,797	2,090
Discontinued operations	28	81	49	152
Total	$1,116	$1,382	$1,846	$2,242

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

The following table summarizes service-based restricted stock activity for the six months ended June 30, 2017:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested Restricted Stock Awards - December 31, 2016	1,120,960	$5.83
Shares awarded	337,786	6.13
Shares vested	(260,883)	6.66
Shares cancelled	(32,200)	5.99
Unvested Restricted Stock Awards - June 30, 2017	1,165,663	$5.72

The intrinsic value of service-based restricted shares that vested during the three months ended June 30, 2017, and 2016, was $0.2 million and $6, respectively.  The intrinsic value of service-based restricted shares that vested during the six months ended June 30, 2017, and 2016, was $1.2 million and $0.5 million, respectively.

At June 30, 2017, total unrecognized compensation expense related to restricted stock was approximately $4.1 million to be recognized through 2020 over a weighted average period of 1.5 years.

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

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2017:

		Weighted
		Average
		Grant Date
	Units	Fair Value

Unvested Restricted Stock Units - December 31, 2016	36,388	$5.57
Units awarded	5,000	5.97
Units vested	(6,588)	6.44
Unvested Restricted Stock Units - June 30, 2017	34,800	$5.47

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the three months ended June 30, 2017 was $17.  The intrinsic value of service-based restricted stock units that vested and were issued as shares during the six months ended June 30, 2017 and 2016 was $23 and $10, respectively.  No units vested during the three months ended June 30, 2016.

As of June 30, 2017, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $0.1 million, to be recognized through 2020 over a weighted average period of 1.0 year.

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

A summary of the Company’s stock option activity for the six months ended June 30, 2017 is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Outstanding at December 31, 2016	825,561	$7.30
Exercised	(94,300)	7.09
Expired or Cancelled	(62,747)	8.50
Forfeited	(30,901)	6.79
Outstanding at June 30, 2017	637,613	$7.24

Exercisable at June 30, 2017	611,448	$7.29

There were no stock options granted during the six months ended June 30, 2017.

The range of exercise prices for options outstanding and exercisable at June 30, 2017, was $5.00 to $10.46.  The following table summarizes information about stock options outstanding under all stock option plans:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted-		Weighted
Range of			Number	Contractual Life	Average	Number	Average
Exercise Prices ($)			Outstanding	(# Years)	Exercise Price	Exercisable	Exercise Price
$5.00	--	$6.00	19,753	5.89	$5.11	1,253	$5.87
6.01	--	7.00	39,789	0.84	6.80	39,789	6.80
7.01	--	8.00	524,039	2.77	7.20	521,755	7.19
8.01	--	9.00	35,732	1.99	8.26	30,509	8.28
9.01	--	10.00	16,900	1.20	9.62	16,742	9.62
10.01	--	10.46	1,400	1.09	10.46	1,400	10.46
$5.00	--	$10.46	637,613	2.66	$7.24	611,448	$7.29

The weighted average contractual life and intrinsic value at June 30, 2017, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	2.66	$49
Options Exercisable	2.53	$12

The intrinsic value is based on the share price of $7.08 at June 30, 2017.

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

As of June 30, 2017, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $0.1 million to be recognized through 2020 over a weighted average period of 1.1 years.

Performance-based Equity Awards

Performance awards are restricted shares that vest if certain annual performance measures are met.  The Company had 262,500  unvested performance awards at June 30, 2017.  As of June 30, 2017, the Company does not expect any of these performance awards to vest.  There were forfeitures of 34,000 awards during the six months ended June 30, 2017 due to employee attrition.

The following table summarizes the performance-based equity activity during the six months ended June 30, 2017:

		Weighted
		Average
		Grant Date
	Units	Fair Value

Unvested Performance Units - December 31, 2016	296,500	$7.95
Units cancelled	(34,000)	7.89
Unvested Performance Units - June 30, 2017	262,500	$7.95

Short-term incentive plan

For the Company’s 2016 short-term incentive plan (“STIP”), executives were paid in shares of the Company’s stock.  During the first quarter 2017, the Company issued 112,916 shares with a fair value of $0.6 million earned under the 2016 STIP.  The Company recorded the expense during the year ended December 31, 2016.  No shares were issued for the STIP during the second quarter 2017.  Because all bonuses earned for the 2017 STIP will be paid in cash, there was no stock compensation expense recorded related to the STIP during the six months ended June 30, 2017.  The accrual for the 2017 STIP and the cash portion of the 2016 STIP is included in the accrual for payroll, bonuses, and other employee benefits at June 30, 2017 and December 31, 2016, respectively in the liabilities section of Note 7. The Company expects to pay the 2017 STIP in March 2018.

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

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes.  For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority.  For withholding taxes related to stock awards, the Company paid $0.7 million and $0.4 million during the six months ended June 30, 2017 and 2016, respectively.

Stock Repurchases

No shares have been repurchased during 2017.  The Company repurchased 783,212 shares at an average price of $5.23 during the first quarter 2016.  There are no current programs to repurchase shares.

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

The Company’s contributions to retirement plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
PCTEL, Inc. 401(k) Profit sharing Plan - US employees	$175	$165	$360	$340
Defined contribution plans - foreign employees	109	97	207	197
Total	$284	$262	$567	$537

10. Commitments and Contingencies

Restructuring

The restructuring liability at June 30, 2017 and December 31, 2016 is primarily related to the Company’s exit from its Colorado office during the first quarter 2016.  The restructuring liability includes the remaining obligations under the Colorado lease, net of proceeds for a sublease.  The Company signed a sublease for the office space in the second quarter 2017.  The Company exited from its Colorado office in order to consolidate facility space for its Engineering Services reporting unit.  The restructuring expense related to the Colorado lease is included in discontinued operations in the statements of earnings for the six months ended June 30, 2017 and 2016, respectively.  The restructuring liability was not held for sale at June 30, 2017.  Of the $138 restructuring liability at June 30, 2017, $46 was included in accrued liabilities and $92 was included in long-term liabilities in the consolidated balance sheets.  Of the $0.2 million restructuring liability at December 31, 2016, $0.1 million was included in accrued liabilities and $0.1 million was included in long-term liabilities in the consolidated balance sheets.

The following table summarizes the restructuring activity during the six months ended June 30, 2017 and the status of the reserves at June 30, 2017.

	December 31, 2016	Expenses/ Adjustments	Cash Payments/ Adjustments	June 30, 2017

Severance and related employee benefits	$6	$(1)	$(5)	$0
Lease terminations	190	9	(61)	138
Total	$196	$8	$(66)	$138

Operating Leases

The Company has operating leases for facilities through 2020 and office equipment through 2019.  The future minimum rental payments under these leases at June 30, 2017, are as follows:

Year	Amount
2017	$569
2018	1,036
2019	949
2020	364
Thereafter	28
Future minimum lease payments	$2,946

The rent expense under leases was approximately $0.3 million and $0.2 million for the three months ended June 30, 2017, and 2016, respectively.  The rent expense under leases was approximately $0.5 million for the six months ended June 30, 2017, and 2016, respectively.

During the first quarter 2016, the Company exited from its Colorado office in order to consolidate facility space related to its Engineering Services reporting unit.  The lease expires on October 31, 2020 and the remaining lease obligation as of June 30, 2017 was $0.4 million.  In May 2017, the Company signed a sublease through the lease termination date for this property.  See discussion related to the Colorado office in the restructuring section of this footnote.

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

In April 2017, the Company renewed the first floor space of Tianjin facility with 22,120 square feet of leased space.  The total lease obligation as of June 30, 2017 pursuant to the agreement was $35 and expires on April 11, 2018

Capital Leases

The Company has capital leases for office and manufacturing equipment.  The net book values for assets under capital leases were as follows:

	June 30, 2017	December 31, 2016
Cost	$453	$324
Accumulated Depreciation	(149)	(105)
Net Book Value	$304	$219

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount

2017	$52
2018	104
2019	87
2020	47
Thereafter	47
Total minimum payments required:	337
Less amount representing interest:	24
Present value of net minimum lease payments:	$313

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The Company’s allowance for product returns was $0.2 million at June 30, 2017 and December 31, 2016, respectively, and is included within accounts receivable on the accompanying condensed consolidated balance sheet.

The Company offers repair and replacement warranties of up to five years for certain antenna products and scanning receiver products.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends.  The warranty reserve was $0.4 million at June 30, 2017 and December 31, 2016, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

	Six Months Ended June 30,
	2017	2016
Beginning balance	$394	$348
Provisions for warranties	74	33
Consumption of reserves	(47)	(78)
Ending balance	$421	$303

11. Income Taxes

The Company recorded an income tax benefit of $0.3 million in continuing operations for the six months ended June 30, 2017 and income tax expense of $7.0 million in continuing operations for the six months ended June 30, 2016.  The benefit recorded for the six months ended June 30, 2017 differed from the statutory rate of 34% primarily due to the combination of U.S. pretax losses and foreign pretax profits taxed at lower rates.  The net tax benefit for the six months ended June 30, 2017 included income tax expense of $0.2 million related to tax deficiencies with restricted stock and stock options in accordance with ASU No. 2016-09 and $0.1 million income tax benefit related to previously unrecognized tax benefits for research credits.  The income tax expense for the six months ended June 30, 2016 included a $7.6 million adjustment to the valuation allowance for deferred tax assets.

The Company had deferred tax assets net of deferred tax liabilities of $5.6 million and $4.5 million at June 30, 2017 and December 31, 2016, respectively, virtually all of which are related to the United States tax jurisdiction. On January 1, 2017 in accordance with the new accounting guidance for stock compensation, the Company recorded an increase of $0.7 million to deferred tax assets to account for tax benefits related to stock compensation previously unrecognized and for forfeitures previously recorded for restricted stock and stock options with a corresponding increase of $0.2 million to its valuation allowance.  The adjustment to the valuation allowance was based on the same assumptions used to adjust the valuation allowance in 2016 which are still applicable for the three months ended June 30, 2017.

The Company’s valuation allowance against its deferred tax assets was $13.5 million at June 30, 2017 and $13.3 million at December 31, 2016.  The valuation allowance at June 30, 2017 and December 31, 2016 is primarily because the Company does not believe it will generate sufficient US taxable income to realize a significant portion of its deferred tax assets.  On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.0 year average period over which future income can be utilized to realize the deferred tax assets.  The sale of the Company’s Network Engineering business does not have a significant impact on the Company’s long-term projections for U.S. taxable income.  So, there was no adjustment to the valuation allowance at June 30, 2017.

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

The Company’s gross unrecognized tax benefit was $0.7 million at June 30, 2017 and $0.9 million at December 31, 2016.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. For U.S. federal income tax purposes, 2013, 2015, and subsequent periods are subject to examination by the IRS.  For state income tax purposes, 2012 and subsequent periods are generally subject to examination by various state taxing authorities.

12. Segment, Customer and Geographic Information – Continuing Operations

PCTEL operates in two segments for reporting purposes.  The Company’s Connected Solutions segment includes its antenna and engineered site solutions.  Its RF Solutions segment includes its scanning receivers and other test tools. Each of the segments has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions.  All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment.  The Company’s chief operating decision maker uses operating profits and identified assets for Connected Solutions and RF Solutions segments to make operating decisions.

The following tables are the segment operating profits and cash flow information in continuing operations for the three months ended June 30, 2017 and 2016, respectively, and the segment balance sheet information as of June 30, 2017 and December 31, 2016:

	Three Months Ended June 30, 2017
	Connected Solutions	RF Solutions	Corporate	Total

REVENUES	$16,866	$4,661	$(26)	$21,501
GROSS PROFIT	5,731	3,223	8	8,962
OPERATING INCOME (LOSS) FOR CONTINUING OPERATIONS	$2,349	$411	$(3,099)	$(339)

Depreciation	$425	$137	$71	$633
Intangible amortization	$39	$252	$0	$291
Capital expenditures	$334	$226	$(66)	$494

	Six Months Ended June 30, 2017
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$34,137	$10,418	$(84)	$44,471
GROSS PROFIT	$11,135	$7,270	$11	$18,416
OPERATING INCOME (LOSS) FOR CONTINUING OPERATIONS	$4,095	$1,432	$(5,844)	$(317)

Depreciation	$852	$278	$132	$1,262
Intangible amortization	$78	$503	$0	$581
Capital expenditures	$844	$298	$402	$1,544

	As of June 30, 2017
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$12,773	$4,962	$0	$17,735
Inventories	$11,690	$2,093	$0	$13,783
Current assets held for sale	$0	$694	$0	$694

Long-lived assets:
Property and equipment, net	$9,908	$1,400	$1,002	$12,310
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$155	$2,539	$0	$2,694
Deferred tax assets, net	$0	$0	$5,647	$5,647
Other noncurrent assets	$0	$0	$83	$83

	Three Months Ended June 30, 2016
	Connected Solutions	RF Solutions	Corporate	Total

REVENUES	$15,781	$5,572	$(45)	$21,308
GROSS PROFIT	$4,941	$3,983	$10	$8,934
OPERATING INCOME (LOSS) FOR CONTINUING OPERATIONS	$1,792	$859	$(2,737)	$(86)

Depreciation	$468	$191	$0	$659
Intangible amortization	$44	$700	$0	$744
Capital expenditures	$264	$109	$320	$693

	Six Months Ended June 30, 2016
	Connected Solutions	RF Solutions	Corporate	Total

REVENUES	$30,480	$10,116	$(105)	$40,491
GROSS PROFIT	$9,265	$7,122	$7	$16,394
OPERATING INCOME (LOSS) FOR CONTINUING OPERATIONS	$3,094	$786	$(5,255)	$(1,375)

Depreciation	$933	$386	$0	$1,319
Intangible amortization	$114	$504	$0	$618
Capital expenditures	$843	$74	$351	$1,268

	As of December 31, 2016
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$12,731	$6,370	$0	$19,101
Inventories	$12,301	$2,141	$0	$14,442
Current assets held for sale	$0	$50	$0	$50

Long-lived assets:
Property and equipment, net	$9,756	$1,309	$731	$11,796
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$233	$3,042	$0	$3,275
Deferred tax assets, net	$0	$0	$4,512	$4,512
Other noncurrent assets	$0	$0	$36	$36
Non-current assets held for sale	$0	$813	$0	$813

The Company’s revenue to customers by geographic location, as a percent of total revenues, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Region	2017	2016	2017	2016
Asia Pacific	16%	16%	19%	17%
Europe, Middle East, & Africa	8%	7%	7%	9%
Other Americas	6%	6%	5%	6%
Total Foreign sales	30%	29%	31%	32%

There was one customer that accounted for approximately 10% of revenues for the three months ended June 30, 2017 and there were no customers that accounted 10% or greater of revenues for the three months ended June 30, 2016.  No customer accounted for 10% or more of revenues for the six months ended June 30, 2017, and one customer accounted for approximately 12% of revenues for the six months ended June 30, 2016.

All revenues and cost of revenues in continuing operations for the three and six months ended June 30, 2017 and 2016, respectively relate to products.  All of the revenues and cost of revenues included in discontinued operations relate to services.  See Note 5 for the revenues and cost of revenues in discontinued operations for three and six months ended June 30, 2017 and 2016, respectively.

13. Subsequent Events

The Company evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded and/or disclosed in the Company’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the SEC.  Other than the item mentioned below, there were no other subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

On July 31, 2017 the Company sold its Network Engineering Services business to Gabe’s Construction Co., Inc. (“Gabe’s”), a Wisconsin corporation, for $1.45 million.  The Company sold its fixed assets and backlog.  The book value of the assets was $0.7 million at the date of closing.  At closing, the Company received $1.4 million, consisting of $1.3 million for the sale of the business and $0.1 million related to future services.  The Company retained working capital of approximately $0.5 million, including accounts receivable, accounts payable, and accrued liabilities.  On August 1, 2017, the Company terminated 25 employees and Gabe’s hired 11 of these employees.  The estimated severance and related benefits for the terminated employees is $0.2 million.  The Company filed a Form 8-K related to the disposition on August 4, 2017.  Subsequent to the sale, the Company will provide transition services for billing and accounts receivable collection.  This transition is expected to be complete by the end of the quarter ended December 31, 2017.

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

Our second quarter 2017 revenues increased by $0.2 million, or 0.9% compared to the same period in 2016, as higher revenues for Connected Solutions offset lower revenues for RF Solutions. We recorded an operating loss of $0.3 million for the second quarter 2017 compared to an operating loss of $0.1 million in the same period in 2016 due to higher operating expenses.

For the six months ended June 30, 2017, revenues increased by $4.0 million, or 9.8% compared to the same period in 2016 due to higher revenues for both Connected Solutions and RF Solutions.  We recorded an operating loss of $0.3 million for the six months ended June 30, 2017 compared to an operating loss of $1.4 million in the same period in 2016 as the gross profit impact of higher revenues offset higher operating expenses.

Introduction

PCTEL delivers Performance Critical TELecom technology solutions to the wireless industry. We are a leading global supplier of antenna and wireless network testing solutions. PCTEL Connected Solutions designs and manufactures precision antennas. PCTEL antennas are deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in network equipment and devices for the Industrial Internet of Things (“IIoT”). PCTEL RF Solutions provides test tools that improve the performance of wireless networks globally. Mobile operators, neutral hosts, and equipment manufacturers rely on PCTEL to analyze, design, and optimize next generation wireless networks.

PCTEL operates in two segments for reporting purposes. Our Connected Solutions segment includes our antenna and engineered site solutions and our RF Solutions segment includes our scanning receivers and other test tools. Each segment has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of our accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function.

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

Revenue growth for RF Solutions is driven by the implementation and roll out of new wireless technology standards (i.e., 1G to 2G, 2G to 3G, 3G to 4G, 4G to 5G, etc.).  PCTEL test equipment is sold directly to wireless carriers or to OEM providers who integrate our products into their solution which is then sold to wireless carriers.  PCTEL maintains expertise in several technology areas in order to be competitive in the test tool market. These include radio frequency engineering, digital signal processing (“DSP”) engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

During the quarter ended June 30, 2017, we approved a plan to sell our Network Engineering Service business (“Engineering Services”) and shift our focus towards research and development driven radio frequency (“RF” products.  Engineering Services is a reporting unit within the RF Solutions segment.  We classified assets of the Engineering Services reporting unit as held for sale and reported the results of its operations as discontinued operations for the three and six months ended June 30, 2017 and 2016, respectively.  The financial information presented in Item 2 has been restated to reflect the historical results of Engineering Services as discontinued operations.  See Note 5 in the notes to the financial statements for more information on discontinued operations.  On July 31, 2017, we sold substantially all of the assets of the Company’s Engineering Services business to Gabe’s Construction Co., Inc.  The Engineering Services business provides design, testing, commissioning, optimization, and consulting services for cellular, Wi-Fi and public safety networks.

Results of Operations – Continuing Operations

Three and Six Months Ended June 30, 2017 and 2016

(in thousands)

Revenues by Segment

	Three Months Ended June 30,
	2017	2016	$ Change	% Change

Connected Solutions	$16,866	$15,781	$1,085	6.9%
RF Solutions	4,661	5,572	(911)	-16.3%
Corporate	(26)	(45)	19	not meaningful
Total	$21,501	$21,308	$193	0.9%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change

Connected Solutions	$34,137	$30,480	$3,657	12.0%
RF Solutions	10,418	10,116	302	3.0%
Corporate	(84)	(105)	21	not meaningful
Total	$44,471	$40,491	$3,980	9.8%

Revenues increased 0.9% for the three months ended June 30, 2017 compared to the same period in 2016 as lower revenues for RF Solutions offset higher revenues for Connected Solutions.  Revenues increased 9.8% for the six months ended June 30, 2017 compared to the same period in 2016 due to higher revenues for Connected Solutions and RF Solutions.

Connected Solutions revenues increased 6.9% and 12.0% for the three and six months ended June 30, 2017 compared to the same periods in 2016 due to increased sales of antennas for the small cell, fleet, and utilities applications.

RF Solutions revenue decreased 16.3% for the three months ended June 30, 2017 compared to the same period in 2016, and increased 3.0% for the six months ended June 30, 2017 compared to the same period in 2016.  For the three months ended June 30, 2017, the decrease was primarily due to a shift in revenues between the first and second quarter 2017 compared to 2016.  For the six months ended June 30, 2017, revenues increased in North America, Asia Pacific, and Latin America, while revenues declined for Europe.

Gross Profit by Segment

	Three Months Ended June 30,
	2017	% of Revenues	2016	% of Revenues

Connected Solutions	$5,731	34.0%	$4,941	31.3%
RF Solutions	3,223	69.1%	3,983	71.5%
Corporate	8	not meaningful	10	not meaningful
Total	$8,962	41.7%	$8,934	41.9%

	Six Months Ended June 30,
	2017	% of Revenues	2016	% of Revenues

Connected Solutions	$11,135	32.6%	$9,265	30.4%
RF Solutions	7,270	69.8%	7,122	70.4%
Corporate	11	not meaningful	7	not meaningful
Total	$18,416	41.4%	$16,394	40.5%

The gross profit percentage of 41.7% for the three months ended June 30, 2017 was 0.2% lower than the same period in 2016 and the gross profit percentage of 41.4% for the six months ended June 30, 2017 was 0.9% higher than the same period in 2016.

The gross profit percentage for Connected Solutions increased 2.7% and 2.2% during the three and six months ended June 30, 2017 compared to the same periods in 2016 due to leveraging fixed costs against higher revenues and due to a favorable mix of higher margin products in the early stage of their life cycle.

The gross profit percentage for RF Solutions decreased 2.4% and 0.6% during the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to product mix.

Consolidated Operating Expenses

	Three Months Ended June 30,		Three Months Ended June 30,	% of Revenues
	2017	Change	2016	2017	2016
Research and development	$2,667	$144	$2,523	12.4%	11.8%
Sales and marketing	2,912	(178)	3,090	13.5%	14.5%
General and administrative	3,598	342	3,256	16.7%	15.3%
Amortization of intangible assets	124	(5)	129	0.6%	0.6%
Restructuring expenses	0	(22)	22	0.0%	0.1%
	$9,301	$281	$9,020	43.2%	42.3%

	Six Months Ended June 30,		Six Months Ended June 30,	% of Revenues
	2017	Change	2016	2017	2016
Research and development	$5,383	$253	$5,130	12.1%	12.7%
Sales and marketing	6,165	211	5,954	13.9%	14.7%
General and administrative	6,937	752	6,185	15.6%	15.3%
Amortization of intangible assets	248	(36)	284	0.6%	0.7%
Restructuring charges	0	(216)	216	0.0%	0.5%
	$18,733	$964	$17,769	42.2%	43.9%

Research and Development

Research and development expenses increased approximately $0.1 million for the three months ended June 30, 2017 compared to the same period in 2016.  The increase during the three months ended June 30, 2017 consisted of higher expenses for Connected Solutions of $0.4 million, offsetting lower expenses for RF Solutions of $0.3 million compared to the same period in the prior year.

Research and development expenses increased approximately $0.3 million for the six months ended June 30, 2017 compared to the same period in 2016.  The increase during the six months ended June 30, 2017 consisted of higher expenses for Connected Solutions of $0.7 million, offsetting lower expenses for RF Solutions of $0.4 million compared to the same period in the prior year.

Expenses for Connected Solutions were higher for the three and six months ended June 30, 2017 compared to the prior year periods due to investments required to support growth areas.  Expenses for RF Solutions were lower for the three and six months ended June 30, 2017 because we reduced headcount in certain product development areas.

Sales and Marketing

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses decreased approximately $0.2 million for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to headcount reductions during the first quarter 2017 related to product management, sales, and marketing for Connected Solutions.

Sales and marketing expenses increased approximately $0.2 million for the six months ended June 30, 2017 compared to the same period in 2016 due to net increases for RF Solutions related to commissions, training, and travel expenses to support a growing direct customer base.

General and Administrative

General and administrative expenses include costs associated with the general management, finance, human resources, information technology (“IT”), legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses increased $0.3 million and $0.8 million for the three and six months ended June 30, 2017 compared to the same periods in 2016.  The increase for the three months ended June 30, 2017 was comprised of $0.1 million for the Company’s short-term incentive plan, $0.1 million for costs related to the CEO transition, and $0.1 million for other corporate expenses.  For the six months ended June 30, 2017, the increase was due to $0.3 million for the Company’s short-term incentive plan, $0.2 million for costs related to the CEO transition, $0.2 million for legal expenses related to Connected Solutions, and $0.1 million for other corporate expenses.

Amortization of Intangible Assets

Amortization expense was approximately the same during the three months ended June 30, 2017 compared to the same period in 2016.  For the six months ended June 30, 2017, amortization expense was lower by $36 compared to the prior year due to certain intangible assets being fully amortized in 2016.

Restructuring expenses

During the first quarter 2016, we incurred restructuring expenses of $0.2 million consisting of employee severance and related employee benefit costs.  We reduced engineering headcount in our RF Solutions segment related to completed research and development projects.

Stock-based compensation expense

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016

Cost of revenues	$72	$73	$133	$141
Research and development	119	175	266	342
Sales and marketing	127	161	246	301
General and administrative	770	892	1,152	1,306
Total continuing operations	1,088	1,301	1,797	2,090
Discontinued operations	28	81	49	152
Total	$1,116	$1,382	$1,846	$2,242

Stock compensation expense was lower for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to no expense for stock bonuses.  In the second quarter 2016, we recorded $0.2 million related to stock bonuses for executive employees.  All employee bonuses will be paid in cash in 2017.  For the six months ended June 30, 2017 stock compensation expense was lower compared to the same period in 2016 due to no expense for stock bonuses and lower expense for restricted stock awards and for stock options.  For the six months ended June 30, 2017, we recorded $0.2 million related to stock bonuses for executive employees.

The condensed consolidated statements of operations include $1.1 million and $1.8 million of stock compensation expense for the three and six months ended June 30, 2017, respectively.  Stock compensation expense for the three months ended June 30, 2017 consists of $1.1 million for service-based restricted stock awards and $48 for the Employee Stock Purchase Plan (“ESPP”) offset by for stock options net forfeitures of $13.  Stock compensation expense for the six months ended June 30, 2017 consists of $1.7 million for service-based restricted stock awards, $29 for stock options and $93 for the ESPP.

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

Operating Income (Loss) by Segment

	Three Months Ended June 30,
	2017	% of Revenues	2016	% of Revenues

Connected Solutions	$2,349	13.9%	$1,792	11.4%
RF Solutions	411	8.8%	859	15.4%
Corporate	(3,099)	not meaningful	(2,737)	not meaningful
Total	$(339)	-1.6%	$(86)	-0.4%

	Six Months Ended June 30,
	2017	% of Revenues	2016	% of Revenues

Connected Solutions	$4,095	12.0%	$3,094	10.2%
RF Solutions	1,432	13.7%	786	7.8%
Corporate	(5,844)	not meaningful	(5,255)	not meaningful
Total	$(317)	-0.7%	$(1,375)	-3.4%

For the three months ended June 30, 2017, our total operating profit decreased by $0.3 million compared to the same period in 2016 primarily due to lower profits for RF Solutions and higher corporate expense, offsetting higher profits for Connected Solutions.  For the three months ended June 30, 2017, the operating profit for RF Solutions declined primarily to the gross margin impact of lower revenues.  For the three months ended June 30, 2017, operating profit for Connected Solutions increased by $0.5 million compared to the prior year due to the gross profit impact of higher revenues as well as a higher gross margin percentage, offsetting higher operating expenses. Within the corporate function, expenses were $0.4 million higher in the three months ended June 30, 2017 due to $0.1 million for the Company’s short-term incentive plan, $0.1 million for costs related to the CEO transition, and $0.2 million for other corporate expenses.

Total operating loss decreased by $1.1 million during the six months ended June 30, 2017 compared to the same period in 2016 as profit improvements for both Connected Solutions and RF Solutions offset higher corporate expenses.  For the six months ended June 30, 2017, the operating profit for RF Solutions increased $0.6 million due to lower operating expenses and higher revenues. Lower engineering and general and administrative expenses offset higher sales and marketing expenses with the RF Solutions segment.  For the six months ended June 30, 2017, the operating profit for Connected Solutions increased $1.0 million due to the gross profit impact of higher revenues as well as the higher gross margin percentage.  Within the corporate function, expenses were $0.7 million higher in the six months ended June 30, 2017.  The increase was due to $0.3 million for the Company’s short-term incentive plan, $0.2 million for costs related to the CEO transition, and $0.1 million for other corporate expenses.

Other Income, Net

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Interest income	$60	$32	$105	$52
Foreign exchange losses	(41)	(19)	(53)	(35)
Other, net	(5)	(5)	(10)	(3)
Total	$14	$8	$42	$14
Percentage of revenues	0.1%	0.0%	0.1%	0.0%

Other income, net consists of interest income, foreign exchange gains and losses, and interest expense.  Interest income increased during the three and six months ended June 30, 2017 compared to the prior year due to higher balances of investments and due to higher average interest rates.

(Benefit) Expense for Income Taxes

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
(Benefit) expense for income taxes	$(140)	$7,703	$(274)	$6,957
Effective tax rate	43.1%	(9875.6)%	99.6%	(511.2)%

We recorded an income tax benefit of $0.3 million for the six months ended June 30, 2017 and income tax expense of $7.0 million for the six months ended June 30, 2016.  The tax benefit recorded for the six months ended June 30, 2017 differed from the statutory rate of 34% by 65.6% due to the combination of U.S. pretax losses and foreign pretax profits taxed at lower rates.  The income tax expense for the six months ended June 30, 2016 included a $7.6 million adjustment to the valuation allowance for deferred tax assets.

We maintain valuation allowances due to uncertainties regarding realizability.  At June 30, 2017 and December 31, 2016, we had a valuation allowance of $13.5 million and $13.3 million, respectively, virtually all of which are related to the United States tax jurisdiction. On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment.  The valuation allowance at June 30, 2017 and December 31, 2016 is primarily because the Company does not believe it will generate sufficient US taxable income to realize a significant portion of its deferred tax assets.

Discontinued Operations

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net loss from discontinued operations, net of tax benefit	$(168)	$(3,292)	$(382)	$(4,211)

During the quarter ended June 30, 2017, we approved a plan to sell our Network Engineering Services business (“Engineering Services”) and shift our focus towards a research and development driven radio frequency (”RF”) products.  The net loss from discontinued operations for the three and six months ended June 30, 2017 and 2016, respectively includes operating losses, net of income tax benefits for Engineering Services.

The loss for the three months ended June 30, 2017 was lower than the loss for the three months ended June 30, 2016 by $3.1 million.  The gross profit was worse during the three months ended June 30, 2017 due to lower revenues but the three months ended June 30, 2016 included impairment expense of $4.7 million and intangible amortization of $0.5 million.  The loss for the six months ended June 30, 2017 was lower than the loss for the six months ended June 30, 2016 by $3.8 million.  The gross profit was worse during the six months ended June 30, 2017 due to lower revenues but the six months ended June 30, 2016 included impairment expense of $4.7 million, intangible amortization of $0.9 million, and $0.3 million of restructuring expenses.  The impairment expense related to customer relationships.  In the notes to the consolidated financial statements, see Note 5 related to discontinued operations and Note 13 related to subsequent events.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2017	2016

Net loss	$(1)	$(8,318)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	3,187	10,841
Changes in operating assets and liabilities	1,209	2,756
Net cash provided by operating activities	$4,395	$5,279
Net cash provided by (used in) investing activities	$(5,428)	$1,488
Net cash used in financing activities	$(1,618)	$(5,664)
Net cash flows from discontinued operations	$(365)	$(814)
Net (decrease) increase in cash	$(3,016)	$289

	June 30,	December 31,
	2017	2016
Cash and cash equivalents at the end of period	$11,875	$14,855
Short-term investments at the end of period	$22,340	$18,456
Working capital at the end of period	$55,478	$55,152

Liquidity and Capital Resources Overview

At June 30, 2017, our cash, cash equivalents and investments were approximately $34.2 million and we had working capital of $55.5 million.  Our primary source of liquidity is cash provided by operations, with short-term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion.  We expect this historical trend to continue in the future.

Within investing activities, capital spending historically ranges between 2.0% and 5.0% of our revenues and the primary use of capital is for manufacturing and development engineering requirements.  Our capital expenditures during the six months ended June 30, 2017 was approximately 3.2% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles.  We have a history of supplementing our organic revenue with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time.  We expect the historical trend for capital spending and the variability caused by moving money between cash and investments to continue in the future.

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

Management believes that our current financial position, which includes $34.2 million in cash and investments and no debt, combined with our historic ability to generate free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support our operations.

Operating Activities:

Operating activities provided $4.0 million of cash during the six months ended June 30, 2017. We generated $2.8 million of cash from our income statement activities and $1.2 million of cash from our balance sheet activities.  From the balance sheet activities, we generated cash of $1.5 million from decreases in accounts receivable and $0.8 million from reductions in inventories, and used cash of $0.7 million from reductions in accrued liabilities and $0.2 million from reductions in accounts payable.  Inventories declined during the six months ended June 30, 2017 for both Connected Solutions and RF Solutions due to process improvements related to purchasing and forecasting, as well as a decrease in revenues for the three months ended June 30, 2017 compared to the three months ended December 31, 2016.  Accounts receivables declined during the six months ended June 30, 2017 due to the decrease in revenues for the three months ended June 30, 2017 compared to the three months ended December 31, 2016.  Revenues declined by $3.9 million during for the six months ended June 30, 2017 compared to six months ended December 31, 2016.  In total, accrued liabilities and accounts payable were lower by $1.7 million due to the reduction in amounts due for inventory purchases.

Operating activities provided $4.6 million of cash during the six months ended June 30, 2016 as we generated $2.7 million of cash from our balance sheet activities and $1.9 million of cash from our income statement activities.  We generated cash of $2.8 million from decreases in accounts receivable and $2.3 million from reductions in inventories.  The contraction of accounts receivable was due to lower sequential revenues and lower days sales outstanding.  Revenues for the three months ended June 30, 2016 were $1.9 million lower than the three months ended December 31, 2015.  Inventories declined for both Connected Solutions and RF Solutions.  The $1.9 million reduction in accounts payable correlated to the reduction in inventories. We used $0.2 million for payroll taxes related to stock-based compensation.  The tax payments related to our stock issued for restricted stock awards.

Investing Activities:

Our investing activities used $5.4 million of cash during the six months ended June 30, 2017.  During the six months ended June 30, 2017, redemptions and maturities of our short-term investments provided $19.2 million in funds and we rotated $23.1 million of cash into new short-term investments.  We used $1.5 million for capital expenditures during the six months ended June 30, 2017.  Capital expenditures include $0.6 million for a new IP phone and communications system.

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

Financing Activities:

We used $1.6 million in cash for financing activities during the six months ended June 30, 2017.  We used $1.8 million for cash dividends paid in February and May 2017.  We received $0.9 million in proceeds from the purchase of shares through our ESPP and stock option exercises. We used $0.7 million for payroll taxes related to stock-based compensation.  The tax payments related to our stock issued for restricted stock awards.

We used $5.7 million in cash for financing activities during the six months ended June 30, 2016.  We used $4.1 million to repurchase shares in the stock repurchase program and $1.7 million for cash dividends paid in February and May 2016.  We received $0.3 million in proceeds from the purchase of shares through our ESPP. We used $0.2 million for payroll taxes related to stock-based compensation.  The tax payments related to our stock issued for restricted stock awards.

Contractual Obligations and Commercial Commitments

As of June 30, 2017, we had operating lease obligations of approximately $2.9 million through 2021, primarily for facility leases.  Our lease obligations were $3.0 million at December 31, 2016.  In May 2017, we executed a sublease of our office space in Colorado.  The restructuring liability at June 30, 2017 reflects the outstanding lease liability net of the expected sublease payments.

We had purchase obligations of $5.7 million and $5.3 million at June 30, 2017 and December 31, 2016, respectively.  These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.

We had capital lease obligations of $0.3 million through 2022 for office equipment.  The lease obligation for capital leases was $0.2 million at December 31, 2016.

We had a liability of $0.9 million related to income tax uncertainties at June 30, 2017 and December 31, 2016.  We do not know the timing of the settlement of this liability.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2016 Annual Report on Form 10-K (Item 7A).  As of August 9, 2017, there have been no material changes in this information.

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

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

Factors That May Affect Our Business, Financial Condition and Future Operating Results

See our 2016 Annual Report on Form 10-K (Item 7A).  As of August 9, 2017, there have been no material changes in this information.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.	Description

10.1

Asset Purchase Agreement, dated July 31, 2017, by and between PCTEL and Gabe’s Construction Co., Inc. (Incorporated by reference to Exhibit Number 10.0 filed with the Registrant’s Current Report on Form 8-K filed on August 4, 2017

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

101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

*  filed herewith

**  furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
a Delaware corporation

/s/ David A. Neumann
David A. Neumann
Chief Executive Officer

Date: August 9, 2017