Form 10-Q
period 2017-09-30
PC TEL INC
filed 2017-11-09
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, par value $.001 per share	17,727,497 as of November 9, 2017

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2017

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2017	2016
ASSETS

Cash and cash equivalents	$6,527	$14,855
Short-term investment securities	29,979	18,456
Accounts receivable, net of allowance for doubtful accounts of $302 and $273 at September 30, 2017 and December 31, 2016, respectively	18,530	19,101
Inventories, net	12,828	14,442
Prepaid expenses and other assets	966	1,498
Current assets held for sale	0	50
Total current assets	68,830	68,402
Property and equipment, net	12,227	11,833
Goodwill	3,332	3,332
Intangible assets, net	2,403	3,275
Deferred tax assets, net	5,344	4,512
Other noncurrent assets	69	36
Non-current assets held for sale	0	776
TOTAL ASSETS	$92,205	$92,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$5,185	$6,073
Accrued liabilities	6,734	7,177
Total current liabilities	11,919	13,250

Other long-term liabilities	430	391

Total liabilities	12,349	13,641

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,762,694 and 17,335,122 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	18	17
Additional paid-in capital	134,441	134,480
Accumulated deficit	(54,508)	(55,590)
Accumulated other comprehensive loss	(95)	(382)
Total stockholders’ equity	79,856	78,525
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,205	$92,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUES	$23,665	$20,892	$68,136	$61,383
COST OF REVENUES	13,515	12,637	39,570	36,735
GROSS PROFIT	10,150	8,255	28,566	24,648
OPERATING EXPENSES:
Research and development	2,757	2,451	8,141	7,581
Sales and marketing	3,230	3,116	9,394	9,070
General and administrative	3,146	2,847	10,081	9,031
Amortization of intangible assets	124	124	372	408
Restructuring expenses	0	17	0	233
Total operating expenses	9,257	8,555	27,988	26,323
OPERATING INCOME (LOSS)	893	(300)	578	(1,675)
Other income, net	32	35	74	49
INCOME (LOSS) BEFORE INCOME TAXES	925	(265)	652	(1,626)
(Benefit) expense for income taxes	206	(354)	(68)	6,603
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	719	89	720	(8,229)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT (EXPENSE)	236	86	(148)	(4,125)
NET INCOME (LOSS)	$955	$175	$572	$(12,354)

Net Income (Loss) per Share From Continuing Operations:
Basic	$0.04	$0.01	$0.04	$(0.51)
Diluted	$0.04	$0.01	$0.04	$(0.51)

Net Income (Loss) per Share From Discontinued Operations:
Basic	$0.01	$0.01	$(0.01)	$(0.26)
Diluted	$0.01	$0.01	$(0.01)	$(0.26)

Net Income (Loss) per Share:
Basic	$0.06	$0.01	$0.03	$(0.77)
Diluted	$0.06	$0.01	$0.03	$(0.77)

Weighted Average Shares:
Basic	16,757	16,106	16,526	16,136
Diluted	17,065	16,245	16,830	16,136

Cash dividend per share	$0.055	$0.05	$0.155	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

NET INCOME (LOSS)	$955	$175	$572	$(12,354)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	131	(14)	287	(126)

COMPREHENSIVE INCOME (LOSS)	$1,086	$161	$859	$(12,480)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
				Other	Total
		Additional		Comprehensive	Stockholders'
	Common	Paid-In	Retained	Income	Equity of
	Stock	Capital	Deficit	(Loss)	PCTEL, Inc.

BALANCE at DECEMBER 31, 2016	$17	$134,480	$(55,590)	$(382)	$78,525
Cumulative-effect adjustment resulting from adoption of ASU 2016-09			510		510
BALANCE at JANUARY 1, 2017	17	134,480	(55,080)	(382)	79,035
Stock-based compensation expense	1	2,506	0	0	2,507
Issuance of shares for stock purchase plans	0	1,375	0	0	1,375
Cancellation of shares for payment of withholding tax	0	(1,190)	0	0	(1,190)
Dividends paid	0	(2,730)	0	0	(2,730)
Net income	0	0	572	0	572
Change in cumulative translation adjustment, net	0	0	0	287	287
BALANCE at SEPTEMBER 30, 2017	$18	$134,441	$(54,508)	$(95)	$79,856

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
.	2017	2016

Operating Activities:
Net income (loss) from continuing operations	$720	$(8,229)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,913	1,994
Intangible asset amortization	872	908
Stock-based compensation	2,458	3,069
Loss on disposal/sale of property and equipment	18	4
Restructuring costs	(88)	112
Deferred tax provision	(282)	6,332
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	710	2,946
Inventories	1,809	2,793
Prepaid expenses and other assets	509	306
Accounts payable	(1,078)	(1,360)
Income taxes payable	(154)	(153)
Other accrued liabilities	(426)	(857)
Deferred revenue	95	12
Net cash provided by operating activities	7,076	7,877

Investing Activities:
Capital expenditures	(2,097)	(1,550)
Proceeds from disposal of property and equipment	1	1
Purchases of investments	(37,579)	(47,552)
Redemptions/maturities of short-term investments	26,056	54,181
Net cash (used in) provided by investing activities	(13,619)	5,080

Financing Activities:
Proceeds from issuance of common stock	1,375	649
Payments for repurchase of common stock	0	(4,095)
Payment of withholding tax on stock-based compensation	(1,190)	(365)
Principle payments on capital leases	(64)	(34)
Cash dividends	(2,730)	(2,589)
Net cash used in financing activities	(2,609)	(6,434)

Cash flows from discontinued operations:
Net cash used in operating activities	(697)	(321)
Net cash provided by (used in) investing activities	1,434	(149)

Net (decrease) increase in cash and cash equivalents	(8,415)	6,053
Effect of exchange rate changes on cash	87	(3)
Cash and cash equivalents, beginning of year	14,855	7,055
Cash and Cash Equivalents, End of Period	$6,527	$13,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2017 (Unaudited)
(in thousands except share data and as otherwise noted)

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

Segment Reporting

PCTEL operates in two segments for reporting purposes, Connected Solutions and RF Solutions.  The Company’s chief operating decision maker uses operating profits and identified assets for the Connected Solutions and RF Solutions segments for resource allocations.  Each segment has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions.  All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment.

Connected Solutions Segment

PCTEL Connected Solutions designs and manufactures precision antennas. Our precision antennas are deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in equipment and devices for the Industrial Internet of Things (IIoT). We offer in-house design, testing, radio integration, and manufacturing capabilities for our antenna customers. Revenue growth in these markets is driven by the increased use of wireless communications and increased complexity trends occurring in these markets. PCTEL antennas are primarily sold to original equipment manufacturer (“OEM”) providers where they are designed into the customer’s solution.

Competition in the antenna markets addressed by Connected Solutions is fragmented. Competitors include Airgain, Amphenol, Laird, Pulse, and Taoglas. The Company seeks out product applications that command a premium for product performance and customer service, and avoids commodity markets.

PCTEL maintains expertise in several technology areas in order to be competitive in the antenna market.  These include radio frequency engineering, mobile antenna design and manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

RF Solutions Segment

PCTEL RF Solutions provides test tools improve the performance of wireless networks globally, with a focus on LTE, public safety, and emerging 5G technologies. Network operators, neutral hosts, and equipment manufacturers rely on our scanning receivers and testing solutions to analyze, design, and optimize their networks.  Revenue growth is driven by the implementation and roll out of new wireless technology standards (i.e., 1G to 2G, 2G to 3G, 3G to 4G, 4G to 5G, etc.). PCTEL test equipment is sold directly to wireless carriers or to OEM providers who integrate the Company’s products into their solution which is then sold to wireless carriers.

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

Discontinued Operations

During the quarter ended June 30, 2017, the Company approved a plan to sell its Network Engineering Services business (“Engineering Services”), which was part of the RF Solutions segment, and shift its focus towards research and development driven radio frequency (“RF”) products.  On July 31, 2017, the Company sold substantially all of the Engineering Services assets of the Company’s Network Engineering Services business unit to Gabe’s Construction Co., Inc. (“Gabe’s”).  The Company’s financial statements have been restated to reflect the historical results of Engineering Services as discontinued operations. The Company classified the Engineering Services assets as held for sale at December 31, 2016 and classified the results of its operations as discontinued operations for the three and nine months ended September 30, 2017 and 2016, respectively.  See Note 5 in the notes to the financial statements for more information on discontinued operations.

Basis of Consolidation

The condensed consolidated balance sheet as of September 30, 2017 and the condensed consolidated statements of operations, statements of comprehensive income (loss), and cash flows for the three and nine months ended September 30, 2017 and 2016, respectively, are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The interim condensed consolidated financial statements are derived from the audited financial statements as of December 31, 2016.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted.  The significant accounting policies followed by the Company are set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“the 2016 Form 10-K”).  There were no changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2017.  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2016 Form 10-K.  These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2016 Form 10-K.  The results of operations for the period ended September 30, 2017 may not be indicative of the results for the period ending December 31, 2017.

Reclassifications

Certain reclassifications of the prior year’s financial statement and footnote amounts have been made to conform to the current year’s presentation.

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally.  The functional currency for the Company’s foreign operations is predominantly the applicable local currency.  Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations.  Net foreign exchange (losses) gains resulting from foreign currency transactions included in other income, net were $(45) and $11 for the three months ended September 30, 2017 and 2016, respectively. Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $(98) and $(24) for the nine months ended September 30, 2017 and 2016, respectively.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” which introduces a new revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This guidance will be effective for us on January 1, 2018. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU 2016-20, Technical Corrections and Improvements to Topic 606, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, ASU 2016-10, Identifying Performance Obligations and Licensing and ASU 2016-08, Principal versus Agent Considerations.

The Company commenced its assessment of ASU 2014-09 during the first quarter of 2017.  The Company has developed its project plan to guide the implementation. This project plan includes analyzing the standard’s impact on the Company’s contract portfolio, comparing historical accounting policies and practices to the requirements of the new standard and identifying potential differences from applying the requirements of the new standard to its contracts. We made progress on this project plan including categorizing the revenue portfolio, surveying the Company's businesses and discussing the various revenue streams, and completing contract reviews. The Company will draft an updated accounting policy, evaluate new disclosure requirements and identify and implement appropriate changes to the business processes, systems and controls to support recognition and disclosure under the new standard.  The Company expects to adopt this new standard using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption.  The Company is currently evaluating this guidance and the impact it will have on the consolidated financial statements.

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic Earnings Per Share computation:
Numerator:
Net income (loss) from continuing operations	$719	$89	$720	$(8,229)
Net income (loss) from discontinued operations	$236	$86	$(148)	$(4,125)
Net income (loss)	$955	$175	$572	$(12,354)
Denominator:
Common shares outstanding	16,757	16,106	16,526	16,136
Earnings per common share - basic
Net income (loss) from continuing operations	$0.04	$0.01	$0.04	$(0.51)
Net income (loss) from discontinued operations	$0.01	$0.01	$(0.01)	$(0.26)
Net income (loss)	$0.06	$0.01	$0.03	$(0.77)
Diluted Earnings Per Share computation:
Denominator:
Common shares outstanding	16,757	16,106	16,526	16,136
Restricted shares subject to vesting	304	139	302	*
Common stock option grants	4	0	2	*
Total shares	17,065	16,245	16,830	16,136
Earnings per common share - diluted
Net income (loss) from continuing operations	$0.04	$0.01	$0.04	$(0.51)
Net income (loss) from discontinued operations	$0.01	$0.01	$(0.01)	$(0.26)
Net income (loss)	$0.06	$0.01	$0.03	$(0.77)

*

As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of  140,000 for the nine months ended September 30, 2016, were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consisted of the following:

	September 30,	December 31,
	2017	2016

Cash	$4,822	$7,507
Cash equivalents	1,705	7,348
Short-term investments	29,979	18,456
	$36,506	$33,311

 Cash and Cash Equivalents

At September 30, 2017 and December 31, 2016, cash and cash equivalents included bank balances and investments with original maturities less than 90 days.  At September 30, 2017 and December 31, 2016, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand.  The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities.  The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).  The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

At September 30, 2017, the Company had $4.8 million in cash and $1.7 million in cash equivalents, and at December 31, 2016, the Company had $7.5 million in cash and $7.3 million in cash equivalents.  At September 30, 2017, the Company had in cash equivalents $0.5 million in AA rated or higher corporate bonds, $8 million in U.S. government agency bonds, and $0.5 million in money market funds.  At December 31, 2016, the Company had in cash equivalents, $3.6 million in AA rated or higher corporate bonds, $2.8 million in U.S. government agency bonds, $0.8 million in certificates of deposit, and $0.1 million in money market funds.

The Company had $1.4 million and $0.9 million of cash and cash equivalents in foreign bank accounts at September 30, 2017 and December 31, 2016, respectively.  With respect to the cash in foreign bank accounts, the Company had cash of $1.2 million and $0.5 million in Chinese bank accounts at September 30, 2017 and December 31, 2016, respectively.  As of September 30, 2017, the Company has no intention of repatriating the cash in its foreign bank accounts in China.  If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner.  The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.  The Company’s cash in its foreign bank accounts is not insured.  The Company ceased ongoing operations of its Israel subsidiary during the third quarter 2016.  The Company expects to liquidate the subsidiary and repatriate its remaining cash in 2018.

Investments

At September 30, 2017 and December 31, 2016, the Company’s short-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, AA or higher rated corporate bonds, and certificates of deposit, all classified as held-to-maturity.  At September 30, 2017, the Company had invested $15.0 million in AA rated or higher corporate bonds, $6.2 million in certificates of deposit, $4.4 million in pre-refunded municipal bonds, and $4.4 million in U.S. government agency bonds.   The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities.  The bonds have original maturities greater than 90 days and mature in less than one year.  The Company’s bond investments are recorded at the purchase price and carried at amortized cost.  The net unrealized losses were $15 and $9 at September 30, 2017 and December 31, 2016, respectively.  Approximately 3% and 6% of the Company’s bond investments were protected by bond default insurance at September 30, 2017 and December 31, 2016, respectively.

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

Cash equivalents and investments measured at fair value were as follows at September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Corporate bonds	$0	$499	$0	$499	$0	$3,608	$0	$3,608
US government agency bonds	0	752	0	752	0	2,846	0	2,846
Certificates of deposit	0	0	0	0	750	0	0	750
Money market funds	454	0	0	454	145	0	0	145
Investments:
Corporate bonds	0	14,958	0	14,958	0	5,569	0	5,569
Pre-refunded municipal bonds	0	4,437	0	4,437	0	7,776	0	7,776
US government agency bonds	0	4,407	0	4,407	0	2,571	0	2,571
Certificates of deposit	6,162	0	0	6,162	2,530	0	0	2,530
Total	$6,616	$25,053	$0	$31,669	$3,425	$22,370	$0	$25,795

5. Discontinued Operations

During the quarter ended June 30, 2017, the Company approved a plan to sell its Network Engineering Services business (“Engineering Services”) and shift its focus towards research and development driven radio frequency (“RF”) products.  On July 31, 2017, the Company sold its Network Engineering Services business to Gabe’s Construction Co., Inc. (“Gabe’s”).  The Company filed a Form 8-K related to the disposition on August 4, 2017.

The disposition met the requirements for classification as held for sale during the quarter ended June 30, 2017 because the disposition met all of the criteria outlined in the accounting guidance.  Due to the significance of the results during the years ended December 31, 2016, 2015, and 2014, and because this disposition represents a strategic shift by the Company to focus on products, the disposition of Engineering Services also qualified as a discontinued operation for reporting purposes.  As such, the Company reported the results of its Engineering Services business as discontinued operations beginning with the quarter ended June 30, 2017.  In this quarterly report on Form 10-Q, the results for Engineering Services are reported as discontinued operations for the three and nine months ended September 30, 2017 and 2016, respectively.  All of the revenues and cost of revenues in discontinued operations related to services provided by the Company.

The Company sold the fixed assets and backlog of the Network Engineering Services business to Gabe’s for $1.45 million.  At closing, the Company received $1.4 million, consisting of $1.3 million for the sale of the business and $0.1 million related to future services.  A pre-tax book gain of $0.5 million is included in discontinued operations in the three and nine months ended September 30, 2017.  The net pre-tax book gain includes proceeds from the sale of assets minus the book value of the assets disposed as well as severance and related payroll benefits for terminated employees.  The book value of the assets was $0.6 million at the date of closing.   On August 1, 2017, the Company terminated 25 employees and Gabe’s hired 11 of these employees.  The severance and related benefits for the terminated employees were not subsequently hired by Gabe’s was $0.2 million.  The income tax gain was $0.3 million, which included the tax value of the fixed assets and the remaining tax value for intangible assets no longer being used by the Company as of the sale to Gabe’s.  The Company retained working capital of approximately $0.5 million, including accounts receivable, accounts payable, and accrued liabilities.  Subsequent to the sale, the Company is providing transition services for billing and accounts receivable collection.  This transition is expected to be complete by the end of the quarter ended December 31, 2017.

There was no impairment loss recorded on the long-lived assets because the fair value of the assets less cost to sell was higher than the carrying value of the assets.  At December 31, 2016, the assets held for sale consisted of the fixed assets of $0.6 million and prepaid expenses of the business of $0.1 million.  For the balance sheet at December 31, 2016, the Company reclassified the fixed assets to noncurrent assets held for sale and the prepaid expenses to current assets held for sale.  There were no liabilities classified as held for sale at December 31, 2016.  investing cash flows included the proceeds from the sale to Gabe’s.

The following table is a reconciliation of the assets classified as held for sale in the consolidated balance sheets.

	September 30,	December 31,
	2017	2016
Prepaid expenses and other assets	0	50
Current assets held for sale	0	50

Fixed assets	0	776
Non-current assets held for sale	$0	$776

The details of the discontinued operations within the Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$368	$3,795	$3,725	$8,621
Cost of revenues	415	3,113	3,974	8,044
Gross profit	(47)	682	(249)	577
Operating expenses:
Sales and marketing	51	280	400	855
General and administrative	4	43	31	126
Amortization of intangible assets	0	126	0	1,022
Impairment of intangible assets	0	0	0	4,724
Restructuring expenses	0	96	8	420
Total operating expenses	55	545	439	7,147
Operating (loss) income	(102)	137	(688)	(6,570)
Gain on sale	(503)	0	(503)	0
Net (loss) income before income taxes	401	137	(185)	(6,570)
Expense (benefit) for income taxes	165	51	(37)	(2,445)
Net (loss) income	$236	$86	$(148)	$(4,125)

The details of the cash flows for discontinued operations are as follows:

	Nine Months Ended September 30
.	2017	2016

Cash flows from discontinued operations:
Operating Activities:
Net loss	$(148)	$(4,125)
Gain on sale of assets	(803)	0
Depreciation	197	411
Intangible amortization	0	1,022
Impairment of intangible assets	0	4,724
Deferred tax provision	(37)	(2,445)
Stock compensation	49	118
Prepaid expenses and other assets	2	(26)
Accrued liabilities	43	0
Net cash used in operating activities	$(697)	$(321)

Investing Activities:
Capital expenditures	$(16)	$(149)
Proceeds from sale of assets	1,450	0
Net cash provided by (used) in investing activities	$1,434	$(149)

The investing cash flows for the nine months ended September 30, 2017 includes the proceeds from the sale of assets to Gabe’s

6. Goodwill and Intangible Assets

Goodwill

There were no changes to goodwill during the nine months ended September 30, 2017.  The $3.3 million of goodwill on the balance sheet was recorded in February 2015 as part of the purchase accounting for the Nexgen acquisition and was assigned to the RF Solutions segment.  For evaluation purposes, this goodwill is part of the products reporting unit within the RF Solutions segment.  There were no triggering events for the products reporting unit of the RF Solutions segment during the quarter ended September 30, 2017.  The Company will continue to monitor goodwill for impairment going forward.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to six years.  In continuing operations, amortization expense was approximately $0.3 million for the three months ended September 30, 2017 and 2016, respectively and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively.  Amortization for technology assets is included in cost of revenues and amortization for all other intangible assets is included in operating expenses.  For the three months ended September 30, 2017 and 2016, $0.2 million of the amortization expense was included in cost of revenues.  For the nine months ended September 30, 2017 and 2016, $0.5 million of the amortization expense was included in cost of revenues.  In discontinued operations, amortization expense was approximately $0.1 million and $1.0 million for the three and nine months ended September 30, 2016, respectively.  There was no amortization expense in discontinued operations for the three and nine months ended September 30, 2017, respectively.

The summary of other intangible assets, net is as follows:

	September 30, 2017			December 31, 2016
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$16,880	$16,880	$0	$17,380	$17,380	$0
Patents and technology	10,114	8,503	1,611	10,114	8,004	2,110
Trademarks and trade names	4,834	4,248	586	4,960	4,111	849
Other	2,506	2,300	206	2,743	2,427	316
	$34,334	$31,931	$2,403	$35,197	$31,922	$3,275

The $0.9 million decrease in the net book value of intangible assets at September 30, 2017 compared to December 31, 2016 relates to amortization expense for the nine months ended September 30, 2017.

During 2016, the Company recorded total impairment expense of $5.8 million related to customer relationships for the Engineering Services reporting unit within the RF Solutions segment, consisting of $4.7 million at September 30, 2016 and $1.1 million at December 31, 2016.  The impairment expense is included within discontinued operations on the statement of earnings for the three and nine months ended September 30, 2016. During the quarter ended June 30, 2017, the Company decided to sell the Engineering Services reporting unit.

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

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	5 years	5.0
Patents and technology	5 to 6 years	5.1
Trademarks and trade names	5 to 6 years	5.6
Other	1 to 6 years	3.0

The Company’s scheduled amortization expense for 2017 and the next three years is as follows:

Fiscal Year	Amount
2017	$1,162
2018	$1,084
2019	$885
2020	$144

7. Balance Sheet Information

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 90 days.  The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required.  The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable.  The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable.  The Company’s allowance for doubtful accounts was $0.3  million at September 30, 2017 and at December 31, 2016.  The provision for doubtful accounts is included in sales and marketing expense in the condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing.  Inventories as of September 30, 2017 and December 31, 2016 were composed of raw materials, sub-assemblies, finished goods and work-in-process.  The Company had consigned inventory with customers of $0.7 million and $0.4 million at September 30, 2017 and December 31, 2016, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on our identification of inventory where carrying value is above net realizable value.  The allowance for inventory losses was $3.2 million at September 30, 2017 and $2.9 million at December 31, 2016.

Inventories consisted of the following:

	September 30,	December 31,
	2017	2016
Raw materials	$7,053	$8,718
Work in process	1,324	1,486
Finished goods	4,451	4,238
Inventories, net	$12,828	$14,442

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

Property and equipment consisted of the following:

	September 30,	December 31,
	2017	2016
Building	$6,351	$6,351
Computers and office equipment	11,615	10,683
Manufacturing and test equipment	12,653	11,638
Furniture and fixtures	1,257	1,225
Leasehold improvements	1,348	1,191
Motor vehicles	20	20
Total property and equipment	33,244	31,108
Less: Accumulated depreciation and amortization	(22,787)	(21,045)
Land	1,770	1,770
Property and equipment, net	$12,227	$11,833

Depreciation and amortization expense in continuing operations was approximately $0.7 million for the three months ended September 30, 2017 and 2016, respectively.  Depreciation and amortization expense in continuing operations was approximately $1.9 million and $2.0 million for the nine months ended September 30, 2017 and 2016, respectively.  Amortization for capital leases is included in depreciation and amortization expense.  See Note 10 for information related to capital leases.

Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2017	2016
Payroll, bonuses, and other employee benefits	$2,298	$2,029
Inventory receipts	1,531	1,622
Paid time off	1,084	1,230
Warranties	418	394
Income and sales taxes	344	546
Professional fees and contractors	224	320
Deferred revenues	199	104
Employee stock purchase plan	128	300
Real estate taxes	122	152
Customer prepayments	45	164
Restructuring	24	126
Other	317	190
Total	$6,734	$7,177

Long-term liabilities consisted of the following:

	September 30,	December 31,
	2017	2016
Long-term obligations under capital leases	$196	$157
Deferred rent	107	156
Restructuring	84	70
Deferred revenues	43	8
Total	$430	$391

8. Stock-Based Compensation

The condensed consolidated statements of operations include $0.7 million and $2.5 million of stock compensation expense for the three and nine months ended September 30, 2017, respectively.  The condensed consolidated statements of operations include $0.9 million and $3.2 million of stock compensation expense for the three and nine months ended September 30, 2016, respectively.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016

Service-based restricted stock	$612	$640	$2,291	$2,368
Employee stock purchase plan	50	40	138	125
Stock options	(1)	34	29	145
Stock bonuses	0	264	0	431
Total continuing operations	661	978	2,458	3,069
Discontinued operations	(0)	(34)	49	118
Total	$661	$944	$2,507	$3,187

The Company did not capitalize any stock compensation expense during the three and nine months ended September 30, 2017 or 2016.  Effective January 1, 2017, the Company has elected to account for forfeitures as they occur. Prior to fiscal year 2017, the Company estimated the number of stock-based awards that were expected to vest, and only recognized compensation expense for such awards.

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Cost of revenues	67	78	200	219
Research and development	128	183	394	525
Sales and marketing	117	176	363	477
General and administrative	349	541	1,501	1,848
Total continuing operations	661	978	2,458	3,069
Discontinued operations	0	(34)	49	118
Total	661	944	2,507	3,187

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

The following table summarizes service-based restricted stock activity for the nine months ended September 30, 2017:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested Restricted Stock Awards - December 31, 2016	1,120,960	$5.83
Shares awarded	337,786	6.13
Shares vested	(474,895)	6.39
Shares cancelled	(75,763)	6.06
Unvested Restricted Stock Awards - September 30, 2017	908,088	$5.63

The intrinsic value of service-based restricted shares that vested during the three months ended September 30, 2017, and 2016, was $1.3 million and $0.6 million, respectively.  The intrinsic value of service-based restricted shares that vested during the nine months ended September 30, 2017, and 2016, was $2.5 million and $1.0 million, respectively.    The intrinsic value of service-based restricted shares that vested during the three months ended September 30, 2017, and 2016, was $1.3 million and $0.6 million, respectively.      The Company accelerated the vesting of 7,387 restricted shares and cancelled 37,793 unvested restricted shares for terminated employees of the Engineering Services business.

At September 30, 2017, total unrecognized compensation expense related to restricted stock was approximately $3.3 million to be recognized through 2020 over a weighted average period of 1.4 years.

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

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2017:

		Weighted
		Average
		Grant Date
	Units	Fair Value

Unvested Restricted Stock Units - December 31, 2016	36,388	$5.57
Units awarded	5,000	5.97
Units vested	(6,588)	6.44
Unvested Restricted Stock Units - September 30, 2017	34,800	$5.47

 The intrinsic value of service-based restricted stock units that vested and were issued as shares during the nine months ended September 30, 2017 and 2016 was $40 and $7, respectively.  No units vested during the three months ended September 30, 2017 or 2016.

As of September 30, 2017, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $0.1 million, to be recognized through 2020 over a weighted average period of 0.9 years.

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2017 is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Outstanding at December 31, 2016	825,561	$7.30
Exercised	(121,026)	7.11
Expired or Cancelled	(83,182)	8.35
Forfeited	(40,652)	6.70
Outstanding at September 30, 2017	580,701	$7.23

Exercisable at September 30, 2017	567,025	$7.27

There were no stock options granted during the nine months ended September 30, 2017.

The range of exercise prices for options outstanding and exercisable at September 30, 2017, was $5.00 to $10.46.  The following table summarizes information about stock options outstanding under all stock option plans:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted-		Weighted
Range of			Number	Contractual Life	Average	Number	Average
Exercise Prices ($)			Outstanding	(# Years)	Exercise Price	Exercisable	Exercise Price
$5.00	--	$6.00	13,900	5.81	$5.08	3,400	$5.17
6.01	--	7.00	38,289	0.60	6.82	38,289	6.82
7.01	--	8.00	493,708	2.50	7.20	491,960	7.20
8.01	--	9.00	16,567	1.48	8.31	15,171	8.33
9.01	--	10.00	16,837	0.81	9.62	16,805	9.62
10.01	--	10.46	1,400	0.84	10.46	1,400	10.46
$5.00	--	$10.46	580,701	2.37	$7.23	567,025	$7.27

The weighted average contractual life and intrinsic value at September 30, 2017, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	2.37	$17
Options Exercisable	2.29	$4

The intrinsic value is based on the share price of $6.30 at September 30, 2017.

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

As of September 30, 2017, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $43 to be recognized through 2020 over a weighted average period of 1.1 years.

Performance-based Equity Awards

Performance awards are restricted shares that vest if certain annual performance measures are met.  The Company had 255,500  unvested performance awards at September 30, 2017.  As of September 30, 2017, the Company does not expect any of these performance awards to vest.  There were forfeitures of 41,000 awards during the nine months ended September 30, 2017 due to employee attrition.

The following table summarizes the performance-based equity activity during the nine months ended September 30, 2017:

		Weighted
		Average
		Grant Date
	Units	Fair Value

Unvested Performance Units - December 31, 2016	296,500	$7.95
Units cancelled	(41,000)	7.82
Unvested Performance Units - September 30, 2017	255,500	$7.97

Short-term incentive plan

For the Company’s 2016 short-term incentive plan (“STIP”), executives were paid in shares of the Company’s stock.  During the first quarter of 2017, the Company issued 112,916 shares with a fair value of $0.6 million earned under the 2016 STIP.  The Company recorded the expense during the year ended December 31, 2016.  No shares were issued for the STIP during the second or third quarter 2017.  Because all bonuses earned for the 2017 STIP will be paid in cash, there was no stock compensation expense recorded related to the STIP during the nine months ended September 30, 2017.  The accrual for the 2017 STIP and the cash portion of the 2016 STIP is included in the accrual for payroll, bonuses, and other employee benefits at September 30, 2017 and December 31, 2016, respectively in the liabilities section of Note 7.  The Company expects to pay the 2017 STIP in March 2018.

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period.  Each offering period is approximately six months.  The Company received proceeds of $0.3 million from the issuance of 67,383 shares under the ESPP in August 2017 and received proceeds of $0.3 million from the issuance of 67,533 shares under the ESPP in August 2016.  The Company received proceeds of $0.3 million from the issuance of 72,218 shares under the ESPP in February 2017 and received proceeds of $0.4 million from the issuance of 78,415 shares under the ESPP in February 2016.

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

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	September 30,
	2017	2016
Dividend yield	3.5%	4.2%
Risk-free interest rate	1.1%	0.6%
Expected volatility	34%	34%
Expected life (in years)	0.5	0.5

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

For withholding taxes related to stock awards, the Company paid $1.2 million and $0.4 million during the nine months ended September 30, 2017 and 2016, respectively.

Stock Repurchases

No shares have been repurchased during 2017.  The Company repurchased 783,212 shares at an average price of $5.23 during the first quarter 2016.  There are no current programs to repurchase shares.

9. Benefit Plans

Employee Benefit Plans

The Company’s 401(k) plan covers all U.S. employees beginning the first day of the month following the first month of their employment.  Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit.  The Company matches employee contributions up to 4% and may also make discretionary contributions to the 401(k) plan.  The Company also contributes to various retirement plans for foreign employees.

The Company’s contributions to retirement plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
PCTEL, Inc. 401(k) Profit sharing Plan - US employees	$173	$168	$533	$509
Defined contribution plans - foreign employees	117	89	325	285
Total	$290	$257	$858	$794

10. Commitments and Contingencies

Restructuring

The restructuring liability at September 30, 2017 and December 31, 2016 is primarily related to the Company’s exit from its Colorado office during the first quarter 2016.  The restructuring liability includes the remaining obligations under the Colorado lease, net of proceeds for a sublease.  The Company signed a sublease for the office space in the second quarter 2017.  The Company exited from its Colorado office in order to consolidate facility space for its Engineering Services reporting unit.  The restructuring expense related to the Colorado lease is included in discontinued operations in the statements of earnings for the nine months ended September 30, 2017 and 2016, respectively.  The restructuring liability was not held for sale at September 30, 2017.  Of the $108 restructuring liability at September 30, 2017, $24 was included in accrued liabilities and $84 was included in long-term liabilities in the consolidated balance sheets.  Of the $0.2 million restructuring liability at December 31, 2016, $0.1 million was included in accrued liabilities and $0.1 million was included in long-term liabilities in the consolidated balance sheets.

The following table summarizes the restructuring activity during the nine months ended September 30, 2017 and the status of the reserves at September 30, 2017.

	December 31, 2016	Expenses/ Adjustments	Cash Payments/ Adjustments	September 30, 2017

Severance and related employee benefits	$6	$(1)	$(5)	$0
Lease terminations	190	9	(91)	108
Total	$196	$8	$(96)	$108
.

Operating Leases

The Company has operating leases for facilities through 2024 and office equipment through 2021.  The future minimum rental payments under these leases at September 30, 2017, are as follows:

Year	Amount
2017	$276
2018	1,085
2019	1,056
2020	470
Thereafter	456
Future minimum lease payments	$3,343

The rent expense under leases was approximately $0.2 million for the three months ended September 30, 2017, and 2016, respectively.  The rent expense under leases was approximately $0.7 million for the nine months ended September 30, 2017, and 2016, respectively.

Operating Leases - Continuing Operations

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

In April 2017, the Company renewed the first-floor space of Tianjin facility with 22,120 square feet of leased space.  The total lease obligation as of September 30, 2017 pursuant to the agreement was $35 and expires on April 11, 2018.

In August 2017, the Company entered into a new seven-year lease for 5,977 square feet of office space in Akron, Ohio for antenna product development. The total lease obligation pursuant to the agreement was $0.7 million with a scheduled commencement date of January 1, 2018.

Operating Leases- Discontinued Operations

During the first quarter 2016, the Company exited from its Colorado office in order to consolidate facility space related to its Engineering Services reporting unit.  In May 2017, the Company signed a sublease with a term through the lease termination date. The lease expires on October 31, 2020 and the Company’s remaining lease obligation to the landlord as of September 30, 2017 was $0.4 million.  See discussion related to the Colorado offices in the restructuring section of this footnote.

As part of the sale of the Engineering Services business to Gabe’s on July 31, 2017, Gabe’s assumed the lease of the Company’s office space in Melbourne, Florida through the end of the lease period.  The lease expires on December 31, 2018 and the remaining lease obligation as of the transaction date with Gabe’s was $78.

Capital Leases

The Company has capital leases for office and manufacturing equipment.  The net book values for assets under capital leases were as follows:

	September 30, 2017	December 31, 2016
Cost	$453	$324
Accumulated Depreciation	(172)	(105)
Net Book Value	$281	$219

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount

2017	$26
2018	104
2019	87
2020	47
Thereafter	47
Total minimum payments required:	311
Less amount representing interest:	21
Present value of net minimum lease payments:	$290

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The Company’s allowance for product returns was $0.2 million at September 30, 2017 and December 31, 2016, respectively, and is included within accounts receivable on the accompanying condensed consolidated balance sheet.

The Company offers repair and replacement warranties of up to five years for certain antenna products and scanning receiver products.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends.  The warranty reserve was $0.4 million at September 30, 2017 and December 31, 2016, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$394	$348
Provisions for warranties	99	57
Consumption of reserves	(75)	(86)
Ending balance	$418	$319

11. Income Taxes

The Company recorded an income tax benefit of $0.1 million in continuing operations for the nine months ended September 30, 2017 and income tax expense of $6.6 million in continuing operations for the nine months ended September 30, 2016.  The benefit recorded for the nine months ended September 30, 2017 differed from the statutory rate of 34% primarily due to the combination of U.S. pretax losses and foreign pretax profits taxed at lower rates.  The net tax benefit for the nine months ended September 30, 2017 included income tax expense of $0.2 million related to tax deficiencies with restricted stock and stock options in accordance with recently adopted accounting standards and $0.1 million income tax benefit related to previously unrecognized tax benefits for research credits.  The income tax expense for the nine months ended September 30, 2016 included a $7.6 million adjustment to the valuation allowance for deferred tax assets.

The Company had deferred tax assets net of deferred tax liabilities of $5.3 million and $4.5 million at September 30, 2017 and December 31, 2016, respectively, virtually all of which are related to the United States tax jurisdiction. On January 1, 2017 in accordance with the new accounting standards for stock compensation, the Company recorded an increase of $0.7 million to deferred tax assets to account for tax benefits related to stock compensation previously unrecognized and for forfeitures previously recorded for restricted stock and stock options with a corresponding increase of $0.2 million to its valuation allowance.  The adjustment to the valuation allowance was based on the same assumptions used to adjust the valuation allowance in 2016 which are still applicable for the three months ended September 30, 2017.

The Company’s valuation allowance against its deferred tax assets was $13.5 million at September 30, 2017 and $13.3 million at December 31, 2016.  The valuation allowance at September 30, 2017 and December 31, 2016 is primarily because the Company does not believe it will generate sufficient US taxable income to realize a significant portion of its deferred tax assets.  On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s domestic deferred tax assets have a ratable reversal pattern over 15 years. The carry forward rules allow for up to a 20 year carry forward of net operating losses (“NOL”) to future income that is available to realize the deferred tax assets. The combination of the deferred tax asset reversal pattern and carry forward period yields a 27.0 year average period over which future income can be utilized to realize the deferred tax assets.  The sale of the Company’s Engineering Services business did not have a significant impact on the Company’s long-term projections for U.S. taxable income.  Therefore, there was no adjustment to the valuation allowance related to discontinued operations.

During 2016, the Company adjusted the valuation allowance by $12.6 million as income tax expense.  During the second quarter 2016, there were two significant changes in the deferred tax asset recoverability evidence pattern.  The cumulative three-year US book income turned to a loss.  In addition, the Company experienced a significant shift in its Connected Solutions segment revenue to products that are designed, manufactured and sold through the Company’s China subsidiary directly into China. This will cause a significant shift going forward in the Company’s tax profitability from the United States to China.  The Company believes this is the beginning of a long-term trend.  The Company completed a recapitalization of its China subsidiary to accommodate the initial working capital growth required to support the shift and continues to anticipate permanently reinvesting future earnings and profits from its China subsidiary in China to support its future working capital needs there.  The Company re-forecasted its long term domestic profitability in light of the shift in business to China that is occurring.  The Company recorded an adjustment to the valuation allowance of $7.6 million at September 30, 2016.

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

The Company’s gross unrecognized tax benefit was $0.7 million at September 30, 2017 and $0.9 million at December 31, 2016.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. For U.S. federal income tax purposes 2015 and subsequent periods are subject to examination by the IRS.  For state income tax purposes, 2012 and subsequent periods are generally subject to examination by various state taxing authorities.

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

The following tables are the segment operating profits and cash flow information in continuing operations for the three months ended September 30, 2017 and 2016, respectively, and the segment balance sheet information as of September 30, 2017 and December 31, 2016:

	Three Months Ended September 30, 2017
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$17,988	$5,739	$(62)	$23,665
GROSS PROFIT	6,148	4,006	(4)	10,150
OPERATING INCOME (LOSS) FOR CONTINUING OPERATIONS	$2,684	$883	$(2,674)	$893

Depreciation	$437	$140	$74	$651
Intangible amortization	$39	$252	$0	$291
Capital expenditures	$437	$103	$13	$553

	Nine Months Ended September 30, 2017
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$52,125	$16,157	$(146)	$68,136
GROSS PROFIT	$17,283	$11,275	$8	$28,566
OPERATING INCOME (LOSS) FOR CONTINUING OPERATIONS	$6,775	$2,319	$(8,516)	$578

Depreciation	$1,288	$419	$206	$1,913
Intangible amortization	$117	$755	$0	$872
Capital expenditures	$1,294	$388	$415	$2,097

	As of September 30, 2017
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$13,243	$5,287	$0	$18,530
Inventories	$11,267	$1,561	$0	$12,828
Current assets held for sale	$0	$0	$0	$0

Long-lived assets:
Property and equipment, net	$9,905	$1,395	$927	$12,227
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$116	$2,287	$0	$2,403
Deferred tax assets, net	$0	$0	$5,344	$5,344
Other noncurrent assets	$0	$0	$69	$69

	Three Months Ended September 30, 2016
	Connected Solutions	RF Solutions	Corporate	Total

REVENUES	$17,136	$3,814	$(58)	$20,892
GROSS PROFIT	$5,771	$2,497	$(13)	$8,255
OPERATING INCOME (LOSS) FOR CONTINUING OPERATIONS	$2,530	$(467)	$(2,363)	$(300)

Depreciation	$484	$190	$0	$674
Intangible amortization	$39	$252	$0	$291
Capital expenditures	$284	$16	$(18)	$282

	Nine Months Ended September 30, 2016
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$47,616	$13,931	$(164)	$61,383
GROSS PROFIT	$15,035	$9,620	$(7)	$24,648
OPERATING INCOME (LOSS) FOR CONTINUING OPERATIONS	$5,625	$344	$(7,644)	$(1,675)

Depreciation	$1,417	$577	$0	$1,994
Intangible amortization	$153	$755	$0	$908
Capital expenditures	$1,127	$90	$333	$1,550

	As of December 31, 2016
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$12,731	$6,370	$0	$19,101
Inventories	$12,301	$2,141	$0	$14,442
Current assets held for sale	$0	$50	$0	$50

Long-lived assets:
Property and equipment, net	$9,756	$1,346	$731	$11,833
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$233	$3,042	$0	$3,275
Deferred tax assets, net	$0	$0	$4,512	$4,512
Other noncurrent assets	$0	$0	$36	$36
Non-current assets held for sale	$0	$776	$0	$776

All revenues and cost of revenues in continuing operations for the three and nine months ended September 30, 2017 and 2016, respectively relate to products.  All the revenues and cost of revenues included in discontinued operations relate to services.  See Note 5 for the revenues and cost of revenues in discontinued operations for three and nine months ended September 30, 2017 and 2016, respectively.

13. Concentration of Credit Risk

Revenue by Geography

The Company’s revenue by geographic location, as a percent of total revenues, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Region	2017	2016	2017	2016
Asia Pacific	17%	23%	19%	20%
Europe, Middle East, & Africa	9%	8%	8%	9%
Other Americas	8%	7%	6%	6%
Total Foreign sales	34%	38%	33%	35%

Concentration of Revenues and Accounts Receivable

The following tables represents the customer that accounted for 10% or more of revenues during the three and nine months ended September 30, 2017 and 2016 and customers that accounted for 10% or more of total trade accounts receivable at September 30, 2017 and December 31, 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Customer A	10%	11%	10%	10%

	September 30,	December 31,
	2017	2016
Customer A	7%	17%
Customer B	14%	7%

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations – Continuing Operations

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

Our third quarter 2017 revenues increased by $2.8 million, or 13.3% compared to the same period in 2016 due to higher revenues for both RF Solutions and Connected Solutions. We recorded operating income of $0.9 million for the third quarter 2017 compared to an operating loss of $0.3 million in the same period in 2016.  For the nine months ended September 30, 2017, revenues increased by $6.8 million, or 11.0% compared to the same period in 2016 due to higher revenues for both RF Solutions and Connected Solutions.  We recorded operating income of $0.6 million for the nine months ended September 30, 2017 compared to an operating loss of $1.7 million in the same period in 2016.  Operating income improved for both the three and nine months ended September 30, 2017 due to the gross profit impact of higher revenues offsetting higher operating expenses.

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

During the quarter ended June 30, 2017, we approved a plan to sell our Network Engineering Service business (“Engineering Services”) and shift our focus toward research and development driven radio frequency (“RF” products.  On July 31, 2017, we sold substantially all of the assets of the Company’s Engineering Services business to Gabe’s Construction Co., Inc (“Gabe’s”).  The Engineering Services business provided design, testing, commissioning, optimization, and consulting services for cellular, Wi-Fi and public safety networks was a reporting unit within the RF Solutions segment.  We classified assets of the Engineering Services reporting unit as held for sale at December 31, 2016 and reported the results of its operations as discontinued operations for the three and nine months ended September 30, 2017 and 2016, respectively.  The financial information presented in Item 2 has been restated to reflect the historical results of Engineering Services as discontinued operations.  See Note 5 in the notes to the financial statements for more information on discontinued operations.

Results of Operations – Continuing Operations

Three and Nine Months Ended September 30, 2017 and 2016

(in thousands)

Revenues by Segment

	Three Months Ended September 30,
	2017	2016	$ Change	% Change

Connected Solutions	$17,988	$17,136	$852	5.0%
RF Solutions	5,739	3,814	1,925	50.5%
Corporate	(62)	(58)	(4)	not meaningful
Total	$23,665	$20,892	$2,773	13.3%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change

Connected Solutions	$52,125	$47,616	$4,509	9.5%
RF Solutions	16,157	13,931	2,226	16.0%
Corporate	(146)	(164)	18	not meaningful
Total	$68,136	$61,383	$6,753	11.0%

Revenues increased 13.3% and 11.0% for the three and nine months ended September 30, 2017 compared to the same periods in 2016 due to higher revenues for both RF Solutions and Connected Solutions.  For the three months ended September 30, 2017, the increase in revenues for RF Solutions contributed 69% of the revenue growth.  For the nine months ended September 30, 2017, Connected Solutions contributed 67% of the revenue growth.

Connected Solutions revenues increased 5.0% and 9.5% for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to increased sales of antennas for fleet and utilities applications. For the three months ended September 30, 2017, revenues were strong for fleet and industrial IoT markets, with shipments to a major public safety OEM for their new radio line; our best quarter to date for deliveries of our rugged multiband antenna for precision agriculture; and increased shipments of our high precision multiband GNSS antennas driven by specialized fleet applications.

RF Solutions revenue increased 50.5% and 16.0% for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to increased revenue in the North American market. During the nine months ended September 30, 2017, we have added two OEM partners in the US and captured significant scanning receiver business at one of the largest US operators.  We also increased international scanning receiver sales.

Gross Profit by Segment

	Three Months Ended September 30,
	2017	% of Revenues	2016	% of Revenues

Connected Solutions	$6,148	34.2%	$5,771	33.7%
RF Solutions	4,006	69.8%	2,497	65.5%
Corporate	(4)	not meaningful	(13)	not meaningful
Total	$10,150	42.9%	$8,255	39.5%

	Nine Months Ended September 30,
	2017	% of Revenues	2016	% of Revenues

Connected Solutions	$17,283	33.2%	$15,035	31.6%
RF Solutions	11,275	69.8%	9,620	69.1%
Corporate	8	not meaningful	(7)	not meaningful
Total	$28,566	41.9%	$24,648	40.2%

The gross profit percentage of 42.9% for the three months ended September 30, 2017 was 3.4% higher than the same period in 2016 and the gross profit percentage of 41.9% for the nine months ended September 30, 2017 was 1.7% higher than the same period in 2016.

The gross profit percentage for Connected Solutions increased 0.5% and 1.6% during the three and nine months ended September 30, 2017 compared to the same periods in 2016 due to leveraging fixed cost of goods sold, as a result of a continuing revenue shift to products earlier in their life cycle, as well as achievement of supply chain efficiencies.

The gross profit percentage for RF Solutions increased 4.3% and 0.7% during the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to leveraging fixed cost of goods sold.

Consolidated Operating Expenses

	Three Months Ended September 30,		Three Months Ended September 30,	% of Revenues
	2017	Change	2016	2017	2016
Research and development	$2,757	$306	$2,451	11.7%	11.7%
Sales and marketing	3,230	114	3,116	13.6%	14.9%
General and administrative	3,146	299	2,847	13.3%	13.6%
Amortization of intangible assets	124	0	124	0.5%	0.6%
Restructuring expenses	0	(17)	17	0.0%	0.1%
	$9,257	$702	$8,555	39.1%	40.9%

	Nine Months Ended September 30,		Nine Months Ended September 30,	% of Revenues
	2017	Change	2016	2017	2016
Research and development	$8,141	$560	$7,581	11.9%	12.4%
Sales and marketing	9,394	324	9,070	13.8%	14.8%
General and administrative	10,081	1,050	9,031	14.8%	14.7%
Amortization of intangible assets	372	(36)	408	0.5%	0.7%
Restructuring charges	0	(233)	233	0.0%	0.4%
	$27,988	$1,665	$26,323	41.0%	43.0%

Research and Development

Research and development expenses increased approximately $0.3 million for the three months ended September 30, 2017 compared to the same period in 2016.  The increase during the three months ended September 30, 2017 consisted of higher expenses for Connected Solutions of $0.4 million, offsetting lower expenses for RF Solutions of $0.1 million compared to the same period in the prior year.

Research and development expenses increased approximately $0.6 million for the nine months ended September 30, 2017 compared to the same period in 2016.  The increase during the nine months ended September 30, 2017 consisted of higher expenses for Connected Solutions of $1.1 million, offsetting lower expenses for RF Solutions of $0.5 million compared to the same period in the prior year.

Expenses for Connected Solutions were higher for the three and nine months ended September 30, 2017 compared to the prior year periods due to investments required to support growth areas.  Expenses for RF Solutions were lower for the three and nine months ended September 30, 2017 because we reduced headcount in certain product development areas.

Sales and Marketing

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses increased approximately $0.1 million for the three months ended September 30, 2017 compared to the same period in 2016 as a result of higher expenses for RF Solutions of $0.4 million offsetting lower expenses for Connected Solutions of $0.3 million.

Sales and marketing expenses increased approximately $0.3 million for the nine months ended September 30, 2017 compared to the same period in 2016 as a result of higher expenses for RF Solutions of $0.7 million offsetting lower expenses for Connected Solutions of $0.4 million.

The expense increases for RF Solutions related to commissions, training, and travel to support a growing direct customer base.  The expense decreases for Connected Solutions are primarily due to headcount reductions during the first quarter 2017 related to product management, sales, and marketing for Connected Solutions.

General and Administrative

General and administrative expenses include costs associated with the general management, finance, human resources, information technology (“IT”), legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses increased $0.3 million and $1.1 million for the three and nine months ended September 30, 2017 compared to the same periods in 2016.  The increase for the three months ended September 30, 2017 was comprised of $0.2 million for the Company’s short-term incentive plan and $0.1 million for costs related to the CEO transition.  The increase of $1.1 million for the nine months ended September 30, 2017was due to $0.4 million for the Company’s short-term incentive plan, $0.4 million for costs related to the CEO transition, $0.2 million for legal expenses related to Connected Solutions, and $0.1 million for other corporate expenses.

Amortization of Intangible Assets

Amortization expense was the same during the three months ended September 30, 2017 compared to the same period in 2016.  For the nine months ended September 30, 2017, amortization expense was lower by $36 compared to the prior year due to certain intangible assets being fully amortized in 2016.

Restructuring expenses

During the first quarter 2016, we incurred restructuring expenses of $0.2 million consisting of employee severance and related employee benefit costs.  We reduced engineering headcount in our RF Solutions segment related to completed research and development projects.

Stock-based compensation expense

The condensed consolidated statements of operations include $0.7 million and $2.5 million of stock compensation expense for the three and nine months ended September 30, 2017, respectively.  The condensed consolidated statements of operations include $0.9 million and $3.2 million of stock compensation expense for the three and nine months ended September 30, 2016, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Service-based restricted stock	$612	$640	$2,291	$2,368
Employee stock purchase plan	50	40	138	125
Stock options	(1)	34	29	145
Stock bonuses	0	264	0	431
Total continuing operations	661	978	2,458	3,069
Discontinued operations	0	(34)	49	118
Total	$661	$944	$2,507	$3,187

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Cost of revenues	67	78	200	219
Research and development	128	183	394	525
Sales and marketing	117	176	363	477
General and administrative	349	541	1,501	1,848
Total continuing operations	661	978	2,458	3,069
Discontinued operations	0	(34)	49	118
Total	661	944	2,507	3,187

Stock compensation expense was lower for the three and nine months ended September 30, 2017 compared to the same periods in 2016 as our bonuses for our short-term incentive plan are payable in cash for 2017.  We recorded $0.3 million and $0.4 million related to stock bonuses for executive employees for the three and nine months ended September 30, 2017, respectively.

Operating Income (Loss) by Segment

	Three Months Ended September 30,
	2017	% of Revenues	2016	% of Revenues

Connected Solutions	$2,684	14.9%	$2,530	14.8%
RF Solutions	883	15.4%	(467)	-12.2%
Corporate	(2,674)	not meaningful	(2,363)	not meaningful
Total	$893	3.8%	$(300)	-1.4%

	Nine Months Ended September 30,
	2017	% of Revenues	2016	% of Revenues

Connected Solutions	$6,770	13.0%	$5,625	11.8%
RF Solutions	2,324	14.4%	344	2.5%
Corporate	(8,516)	not meaningful	(7,644)	not meaningful
Total	$578	0.8%	$(1,675)	-2.7%

For the three months ended September 30, 2017, our total operating profit increased by $1.2 million compared to the same period in 2016 primarily because profits improved for RF Solutions, offsetting higher corporate expenses.  For the three months ended September 30, 2017, the operating profit for RF Solutions increased by $1.4 million primarily because of the gross margin impact of higher revenues.  Within the corporate function, expenses were $0.3 million higher in the three months ended September 30, 2017 due to $0.1 million for the Company’s short-term incentive plan, $0.1 million for costs related to the CEO transition, and $0.1 million for other corporate expenses.

Total operating profit increased by $2.3 million during the nine months ended September 30, 2017 compared to the same period in 2016 as profit improvements for both Connected Solutions and RF Solutions offset higher corporate expenses.  For the nine months ended September 30, 2017, the operating profit for RF Solutions increased $2.0 million as the margin impact of higher revenues offset higher operating expenses.  Higher sales and marketing expenses offset lower engineering and general and administrative expenses within the RF Solutions segment.  For the nine months ended September 30, 2017, the operating profit for Connected Solutions increased $1.1 million as higher gross profits offset higher operating expenses.  Gross margin was higher because of higher revenues as well as the higher gross margin percentage.  Operating expenses were higher due to engineering investments.  Within the corporate function, expenses were $0.7 million higher in the nine months ended September 30, 2017.  The increase was due to $0.3 million for the Company’s short-term incentive plan, $0.3 million for costs related to the CEO transition, and $0.1 million for other corporate expenses.

Other Income, Net

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Interest income	$80	$25	$181	$72
Foreign exchange losses	(45)	11	(98)	(24)
Other, net	(3)	(1)	(9)	1
Total	$32	$35	$74	$49
Percentage of revenues	0.1%	0.2%	0.1%	0.1%

Other income, net consists of interest income, foreign exchange gains and losses, and interest expense.  Interest income increased during the three and nine months ended September 30, 2017 compared to the prior year due to higher balances of investments and due to higher average interest rates.

(Benefit) Expense for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

(Benefit) expense for income taxes	$206	$(354)	$(68)	$6,603
Effective tax rate	22.3%	133.6%	(10.4)%	(406.1)%

We recorded income tax expense of $0.2 million for the three months ended September 30, 2017 and an income tax benefit of $0.4 million for the three months ended September 30, 2016.  The tax expense recorded for the three months ended September 30, 2017 differed from the statutory rate of 34% by 11.7% due to the combination of U.S. pretax losses and foreign pretax profits taxed at lower rates as well as adjustments to deferred tax assets related to state income tax rates.  We recorded an income tax benefit of $0.1 million for the nine months ended September 30, 2017 and income tax expense of $6.6 million for the nine months ended September 30, 2016.  The tax expense recorded for the nine months ended September 30, 2017 differed from the statutory rate of 34% by 49.4% due to the combination of U.S. pretax losses and foreign pretax profits taxed at lower rates, as well as adjustments to deferred tax assets related to state income tax rates, research credits, and stock compensation.  The income tax expense for the nine months ended September 30, 2016 included a $7.6 million adjustment to the valuation allowance for deferred tax assets.

We maintain valuation allowances due to uncertainties regarding realizability.  At September 30, 2017 and December 31, 2016, we had a valuation allowance of $13.5 million and $13.3 million, respectively, virtually all of which are related to the United States tax jurisdiction. On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment.  The valuation allowance at September 30, 2017 and December 31, 2016 is primarily because the Company does not believe it will generate sufficient US taxable income to realize a significant portion of its deferred tax assets.

Discontinued Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss) from discontinued operations, net of income tax	$236	$86	$(148)	$(4,125)

During the quarter ended June 30, 2017, we approved a plan to sell our Network Engineering Services business (“Engineering Services”) and shift our focus towards a research and development driven radio frequency (”RF”) products.  We sold the business to Gabe’s Construction Co, Inc. (“Gabe’s”) on July 31, 2017.  The results for our services business are reporting as discontinued operations for the three and nine months ended September 30, 2017 and 2016.  The net income for the three months ended September 30, 2016, included operating income, net of income tax expenses for Engineering Services and the net loss for the nine months ended September 30, 2016 included operating losses, net of income tax benefits.  The results for the three and nine months ended September 30, 2017, include operating losses and the net gain on sale of assets to Gabe’s, net of income taxes for Engineering Services.

The net income for the three and nine months ended September 30, 2017 included a pre-tax gain of $0.5 million related to the sale of Engineering Services assets, offsetting losses from operations. Excluding the gain on the sale of assets, we incurred operating losses in the three months ended September 30, 2017 compared to operating income during the same period in 2016 due to lower revenues.  Revenues were low for the three months ended September 30, 2017 because the business was sold as of July 31, 2017.  The loss from operations was lower for the nine months ended September 30, 2017 compared to the same period in 2016 because the prior year included impairment expenses of $4.7 million, $1.0 million of intangible amortization, and $0.4 million of restructuring expenses.  The impairment expense related to customer relationships.  See Note 5 in the consolidated financial statements related to discontinued operations.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2017	2016

Net income (loss)	$720	$(8,229)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	4,891	12,419
Changes in operating assets and liabilities	1,465	3,687
Net cash provided by operating activities	$7,076	$7,877
Net cash (used in) provided by investing activities	$(13,619)	$5,080
Net cash used in financing activities	$(2,609)	$(6,434)
Net cash flows from (used in) discontinued operations	$737	$(470)
Net (decrease) increase in cash	$(8,415)	$6,053

	September 30,	December 31,
	2017	2016
Cash and cash equivalents at the end of period	$6,527	$14,855
Short-term investments at the end of period	$29,979	$18,456
Working capital at the end of period	$56,911	$55,152

Liquidity and Capital Resources Overview

At September 30, 2017, our cash, cash equivalents and investments were approximately $36.5 million, and we had working capital of $56.9 million.  Our primary source of liquidity is cash provided by operations, with short-term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and a net user of operating funds for balance sheet expansion.  We expect this historical trend to continue in the future.

Within investing activities, capital spending historically ranges between 2.0% and 5.0% of our revenues and the primary use of capital is for manufacturing and development engineering requirements.  Our capital expenditures during the nine months ended September 30, 2017 was 3.1% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles.  We have a history of supplementing our organic revenue with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time.  We expect the historical trend for capital spending and the variability caused by moving money between cash and investments to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the Employee Stock Purchase Plan (“ESPP”), and have historically used funds to repurchase shares of our common stock through our share repurchase programs.  We pay quarterly dividends and have reinstated a stock repurchase program, although we do not presently have authority to make additional stock repurchases.  Our stock price is the determining factor as to whether financing activities result in our being a net user of funds versus a net generator of funds. Management believes that our current financial position, which includes $36.5 million in cash and investments and no debt, combined with our historic ability to generate free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support our operations.

Operating Activities:

Operating activities provided $7.0 million of cash during the nine months ended September 30, 2017. We generated $5.6 million of cash from our income statement activities and $1.5 million of cash from our balance sheet activities.  From the balance sheet activities, we generated cash of $0.7 million from decreases in accounts receivable and $1.8 million from reductions in inventories, and used cash of $0.4 million from reductions in accrued liabilities and $1.1 million from reductions in accounts payable.  Inventories declined during the nine months ended September 30, 2017 for both Connected Solutions and RF Solutions due to process improvements related to purchasing and forecasting, as well as a decrease in revenues for the three months ended September 30, 2017 compared to the three months ended December 31, 2016.  Accounts receivables declined during the nine months ended September 30, 2017 due to the decrease in revenues for the three months ended September 30, 2017 compared to the three months ended December 31, 2016.  In total, accrued liabilities and accounts payable were lower by $1.1 million due to the reduction in amounts due for inventory purchases.

Operating activities provided $7.9 million of cash during the nine months ended September 30, 2016 as we generated $3.7 million of cash from our balance sheet activities and $4.2 million of cash from our income statement activities.  We generated cash of $2.9 million from decreases in accounts receivable and $2.8 million from reductions in inventories.  The contraction of accounts receivable was primarily due to lower sequential revenues.  Revenues for the three months ended September 30, 2016 were $1.5 million lower than the three months ended December 31, 2015.  Inventories declined for both Connected Solutions and RF Solutions due lower revenues as well as process improvements related to purchasing and forecasting.  The $1.4 million reduction in accounts payable correlated to the reduction in inventories. The tax payments related to our stock issued for restricted stock awards.

Investing Activities:

Our investing activities used $13.6 million of cash during the nine months ended September 30, 2017.  During the nine months ended September 30, 2017, redemptions and maturities of our short-term investments provided $26.1 million in funds and we rotated $37.6 million of cash into new short-term investments.  We used $2.1 million for capital expenditures during the nine months ended September 30, 2017.  Capital expenditures include $0.6 million for a new IP phone and communications system.

Our investing activities generated $5.1 million of cash during the nine months ended September 30, 2016.  During the nine months ended September 30, 2016, redemptions and maturities of our short-term investments provided $54.2 million in funds and we rotated $47.6 million of cash into new short-term investments.  We used $1.6 million for capital expenditures during the nine months ended September 30, 2016.  During the nine months ended September 30, 2016, we used capital for facility expansion and upgrades at our Tianjin facility.

Financing Activities:

We used $2.6 million in cash for financing activities during the nine months ended September 30, 2017.  We used $2.7 million for cash dividends paid in February, May and August 2017.  We received $1.4 million in proceeds from the purchase of shares through our ESPP and stock option exercises. We used $1.2 million for payroll taxes related to stock-based compensation.  The tax payments related to our stock issued for restricted stock awards.

We used $6.4 million in cash for financing activities during the nine months ended September 30, 2016.  We used $4.1 million to repurchase shares in the stock repurchase program and $2.6 million for cash dividends paid in each of the first three quarters.  We received $0.6 million in proceeds from the purchase of shares through our ESPP. We used $0.4 million for payroll taxes related to stock-based compensation.

Discontinued Operations

We used $0.7 million in operating activities for the nine months ended September 30, 2017 due to losses from the operations because of low revenues.  Our investing activities of $1.4 million included $1.45 million in proceeds from the sale of Network Engineering Services to Gabe’s.  We used $0.3 million in operating activities for the nine months ended September 30, 2016 due to losses from operations due to the negative impact of high fixed costs.  We used $0.1 million in investing activities during the nine months ended September 30, 2016 due to capital expenditures.

Contractual Obligations and Commercial Commitments

As of September 30, 2017, we had operating lease obligations of approximately $3.3 million through 2024, primarily for facility leases.  Our lease obligations were $3.0 million at December 31, 2016.  In May 2017, we executed a sublease of our office space in

Colorado.  The restructuring liability at September 30, 2017 reflects the outstanding lease liability net of the expected sublease payments.

We had purchase obligations of $5.8 million and $5.3 million at September 30, 2017 and December 31, 2016, respectively.  These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business, and exclude the balances for purchases currently recognized as liabilities on the balance sheet.

We had capital lease obligations of $0.3 million through 2022 for office equipment.  The lease obligation for capital leases was $0.2 million at December 31, 2016.

We had a liability of $0.7 million and $0.9 million related to income tax uncertainties at September 30, 2017 and December 31, 2016, respectively.  We do not know the timing of the settlement of this liability.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2016 Annual Report on Form 10-K (Item 7A).  As of November 9, 2017, there have been no material changes in this information.

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

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

Factors That May Affect Our Business, Financial Condition and Future Operating Results

See our 2016 Annual Report on Form 10-K (Item 7A).  As of November 9, 2017, there have been no material changes in this information.

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

101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

*  filed herewith

**  furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.
a Delaware corporation

/s/ David A. Neumann
David A. Neumann
Chief Executive Officer

Date: November 9, 2017