Form 10-K
period 2017-12-31
PC TEL INC
filed 2018-03-16
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on the Company’s website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was acquired to submit and post such files)).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer”, "accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company                   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, there were 17,791,498 shares of the registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2017) was approximately $125,963,806. Shares of the registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant's outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

18,138,543 shares of common stock were issued and outstanding as of March 15, 2018.

Documents Incorporated by Reference

Certain sections of the registrant's definitive proxy statement relating to its 2018 Annual Stockholders' Meeting to be held on June 5, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.  The Company intends to file its proxy statement within 120 days after the end of its fiscal year end to which this report relates.

PCTEL, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2017

PART I

Item 1:  Business

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words “believe”, “expect”, “anticipate” and other similar expressions generally identify forward-looking statements. Investors in our common stock are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from the historical results or currently anticipated results. Investors should carefully review the information contained in Item 1A Risk Factors and elsewhere in, or incorporated by reference into, this Annual Report on Form 10-K.  Other factors not currently anticipated may also materially and adversely affect our results of operations, cash flows and financial position. There can be no assurance that future results will meet expectations. While we believe that the forward-looking statements in this Annual Report on Form 10-K are reasonable, investors should not place undue reliance on any forward-looking statements. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim any obligation to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.

Overview

PCTEL, Inc. (“PCTEL”, the “Company”, “we”, “ours”, and “us”) delivers Performance Critical TELecom technology solutions to the wireless industry. We are a leading global supplier of antennas and wireless network testing solutions. PCTEL Connected Solutions segment designs and manufactures precision antennas. PCTEL antennas are deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in network equipment and devices for the Industrial Internet of Things (“IIoT”). PCTEL RF Solutions segment provides test tools that improve the performance of wireless networks globally. Mobile operators, neutral hosts, and equipment manufacturers rely on PCTEL to analyze, design, and optimize next generation wireless networks.

PCTEL was incorporated in California in 1994 and reincorporated in Delaware in 1998.  Our principal executive offices are located at 471 Brighton Drive, Bloomingdale, Illinois 60108.  Our telephone number at that address is (630) 372-6800 and our website is www.pctel.com.  The information within, or that can be accessed through, our website, is not part of this report.

Segment Reporting

PCTEL operates in two segments for reporting purposes, Connected Solutions and RF Solutions.  Our chief operating decision maker uses operating profits and identified assets for the Connected Solutions and RF Solutions segments for resource allocations.  Each segment has its own segment manager as well as its own engineering, business development, sales and marketing, and operational general and administrative functions.  All of our accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. We manage the balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment.

Connected Solutions Segment

PCTEL’s Connected Solutions segment designs and manufactures precision antennas. Our antennas are deployed primarily in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in equipment and devices for the IIoT. We offer in-house design, testing, radio integration, and manufacturing capabilities for our antenna customers.  Revenue growth in these markets is driven by the increased use of wireless communications and increased complexity occurring in these markets. Our antennas are primarily sold to original equipment manufacturer (“OEM”) providers where they are designed into the customer’s solution.

Competition in the antenna markets addressed by Connected Solutions is fragmented. Competitors include Airgain, Amphenol, Laird, Pulse, and Taoglas. We seek out product applications that command a premium for product performance and customer service, and we avoid commodity markets.

PCTEL maintains expertise in several technology areas in order to be competitive in the antenna market.  These include radio frequency engineering, mobile antenna design and manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

RF Solutions Segment

PCTEL’s RF Solutions segment provides test tools that improve the performance of wireless networks globally, with a focus on LTE, public safety, and emerging 5G technologies.  Network operators, neutral hosts, and equipment manufacturers rely on our scanning receivers and testing solutions to analyze, design, and optimize their networks. Revenue growth is driven by the implementation and roll out of new wireless technology standards (i.e. 3G to 4G, 4G to 5G). Our test equipment is sold directly to wireless carriers or to OEMs who integrate our products into their solutions which are then sold to wireless carriers.

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

Discontinued Operations

During the quarter ended June 30, 2017, we approved a plan to sell our Network Engineering Service business (“Engineering Services”) and shift our focus toward research and development driven radio frequency (“RF”) products. On July 31, 2017, we sold substantially all of the assets of our Engineering Services business to Gabe’s Construction Co., Inc. (“Gabe’s”) for a purchase price of $1.45 million in cash. The Engineering Services business provided design, testing, commissioning, optimization, and consulting services for cellular, Wi-Fi and public safety networks, and was a reporting unit within the RF Solutions segment. We classified assets of the Engineering Services reporting unit as held for sale at December 31, 2016 and reported the results of its operations as discontinued operations for the years ended December 31, 2017, 2016, and 2015, respectively. The financial information presented in this Form 10-K has been restated to reflect the historical results of Engineering Services as discontinued operations. See Note 4 in the notes to the financial statements for more information on discontinued operations.

Major Customers

The following table represents the customer that accounted for 10% or more of revenues during the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
Revenues	2017	2016	2015
Customer A	9%	11%	3%

The following table represents customers that accounted for 10% or more of total trade accounts receivable at December 31, 2017 and 2016 are as follows:

	As of December 31,
Trade Accounts Receivable	2017	2016
Customer A	7%	17%
Customer B	12%	8%

International Activities

The following table shows the percentage of revenues by geographic location during the last three fiscal years:

	Years Ended December 31,
Region	2017	2016	2015
Asia Pacific	17%	22%	9%
Europe, Middle East, & Africa	9%	9%	11%
Other Americas	5%	6%	6%
Total Foreign sales	31%	37%	26%
Total Domestic sales	69%	63%	74%
	100%	100%	100%

See Note 11 of the consolidated financial statements for further information by geographical location.

Backlog

Sales of our products are generally made pursuant to standard purchase orders, which are officially acknowledged according to standard terms and conditions.  The backlog is useful for scheduling production but is not necessarily a meaningful indicator of future product revenues as the order to ship cycle is short.

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

Research and development expenses include costs for hardware and related software development, prototyping, certification and pre-production costs.  We spent approximately $11.1 million, $10.2 million, and $11.2 million in the fiscal years 2017, 2016, and 2015, respectively, in research and development.

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

Our marketing strategy is focused on building market awareness and acceptance of our new products.  The marketing organization also provides a wide range of programs, materials and events to support the sales organization.  We spent approximately $12.6 million, $12.7 million, and $13.0 million in fiscal years 2017, 2016, and 2015, respectively, for sales and marketing support.

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

Employees

As of December 31, 2017, we had 484 full-time equivalent employees, consisting of 342 in operations, 56 in research and development, 49 in sales and marketing, and 37 in general and administrative functions.  Total full-time equivalent employees were 430 and 403 at December 31, 2016 and 2015, respectively.  Headcount increased by 54 at December 31, 2017 from December 31, 2016 primarily due to production employees.  None of our employees are represented by a labor union.  We consider employee relations to be good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”).  Our website is located at the following address: www.pctel.com.  The information within, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.  Further, any materials we file with the SEC may be read and copied by the public at the SEC’s Public Reference Room, located at 100 F Street, N.E., Room 1580, Washington D.C. 20549.  Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1(800) SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A:  Risk Factors

Factors That May Affect Our Business, Financial Condition and Future Operations

Risks Related to Our Business

Our business model depends upon our ability to recognize significant emerging technologies in a timely manner and to innovate to solve the engineering problems presented by such emerging technologies.

Our strength is solving complex network engineering problems through our products and solutions.  In order to provide solutions to complex engineering problems, the Company has to anticipate which technologies are promising and will be adopted by its customers and potential customers, and we need to be engaged early in the development of these new technologies and products. If we expend resources on the wrong technologies or are not included in the development phase of new technologies that are widely adopted in our industry, we may miss the opportunity for meaningful participation or revenue generation.  Missed opportunities like these could have a negative impact on the Company’s long-term competitiveness.

To innovate and solve complex network engineering problems, the Company has to offer highly competitive compensation in order to attract and retain specific types of engineers and other skilled professionals.  In addition, the Company must create intellectual property or obtain it from third parties when necessary. Failure to accomplish these tasks while managing the costs thereof will result in difficulty in distinguishing our Company from its competitors and may result in a significant loss of business or diminishing margin on our products.

Mobile operators, who drive demand for our products, may decrease their capital expenditures on their mobile networks.

Mobile operators engage in a variety of businesses and must allocate their capital expenditure budget across these businesses.  They may limit their capital expenditures allocated to improvement of their network or adoption of new technologies. Our business depends upon their demand for our solutions and products.

Competition within the wireless product industry is intense and could result in decreased margins on our products or loss of key customers.  Failure to compete successfully could materially harm our prospects and financial results.

Competition in our industry can result from the following:

•	a competitor significantly reducing prices on their products causing disruption to our customer relationships;
•	customers demanding lower prices and requiring suppliers like us to engage in auctions and other forms of competitive bidding for purchase orders;
•	entrance of a significant competitor in the markets for our products, either from a new participant or as a result of a merger of existing competitors; and
•

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

Conducting business in foreign countries involves additional financial, operating, and regulatory risks.

A substantial portion of our manufacturing, research and development, and sales activities is conducted outside the United States, primarily in China.  There are a number of risks inherent in doing business in foreign countries, including: (i) fluctuations in the value of the U.S. dollar relative to other currencies, and in particular the impact of a re-valuation of the Chinese Yuan; (ii) impact of tariffs or trade wars among the countries in which we do business; (iii) difficulties in repatriation of earnings; (iv) disruption to our supply chain, including our ability to import materials and export products;  (v) nationalist sentiment creating advantages for our competitors in their home countries; (vi) impact of labor unrest; (vii) unexpected legal or regulatory changes, particularly changes to environmental, labor or manufacturing regulations; (vii) lack of sufficient protection for intellectual property rights; (viii) difficulties in recruiting and retaining personnel and managing international operations;(ix) less developed infrastructure; and (x) other unfavorable political or economic factors which could include nationalization of the wireless communications or related industries..  If we are unable to manage successfully these and other risks pertaining to our international activities, our operating results, cash flows and financial position could be materially and adversely affected.

Disruption in our manufacturing and supply chains could adversely impact our sales and reputation.

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

We assemble our antenna products in our facilities located in Illinois and China and scanning receivers at our facility in Maryland.  We may experience delays, disruptions, capacity constraints or quality control problems at our assembly facilities, which could result in lower yields or delays of product shipments to our customers.  In addition, a number of our antenna products are manufactured in China via contract manufacturers.  Any disruption of our own or contract manufacturers' operations could cause us to delay product shipments, which would negatively impact our sales, competitive reputation and position.  In addition, if we do not accurately forecast demand for our products, we will have excess or insufficient parts to build our products, either of which could materially affect our operating results.

In summary, in order to be successful, the Company must manage its operations to limit the cost of product production, accurately forecast demand for its products, avoid excess production and inventory that results in waste or obsolescence, dual source critical materials to avoid shortages and delays in shipping, build for manufacturability and avoid excessive quality issues.

Future acquisitions and investments may not yield their intended benefits.  Our failure to successfully integrate acquisitions into our existing operations could adversely affect our business. We may in the future make acquisitions of, or large investments in, businesses that offer products, and technologies that we believe would complement our products, including wireless products and technology.  We may also make acquisitions of or investments in, businesses that we believe could expand our distribution channels.  Even if we were to announce an acquisition, we may not be able to complete it.  Additionally, any future acquisition or substantial investment would present numerous risks, including:

•	difficulty in integrating the technology, operations, internal accounting controls or work force of the acquired business with our existing business,
•	disruption of our on-going business,
•	difficulty in realizing the potential financial or strategic benefits of the transaction,
•	difficulty in maintaining uniform standards, controls, procedures and policies,
•	tax, employment, logistics, and other related issues unique to international organizations and assets we acquire,
•	possible impairment of relationships with employees and customers as a result of integration of new businesses and management personnel, and
•	impairment of assets related to resulting goodwill, and reductions in our future operating results from amortization of intangible assets.

We expect that future acquisitions may be paid in cash, shares of our common stock, or a combination of cash and our common stock.  If consideration for a transaction is paid in common stock, this would further dilute our existing stockholders. We may also incur debt to pay for an acquisition which could impose restrictive covenants on how we conduct our business.

Our gross profit may vary based on the mix of sales of our products, and these variations may cause our net income to decline.

Depending on the mix of our products sold, our gross profit could vary significantly from quarter to quarter.  Generally, antenna products have a lower profit margin than scanning receiver products, creating the variance in gross profits related to profit mix.  A decline in our gross profit could have a negative impact on our financial results and cause our net income to decline.

Any delays in our sales cycles could result in customers canceling purchases of our products.

Sales cycles for our products with major customers can be lengthy, often lasting nine months or longer.  In addition, it can take an additional nine months or more before a customer commences volume production of equipment that incorporates our products.  Sales cycles with our major customers are lengthy for a number of reasons, including:

•	our OEM customers and carriers usually complete a lengthy technical evaluation of our products, over which we have no control, before placing a purchase order, and
•	the development and commercial introduction of products incorporating new technologies frequently are delayed.

A significant portion of our operating expenses is relatively fixed and is largely based on our forecasts of volume and timing of orders.  The lengthy sales cycles make forecasting the volume and timing of product orders difficult.  In addition, the delays inherent in lengthy sales cycles raise additional uncertainty that customers may decide to cancel or change product phases.  If customer cancellations or product changes were to occur, this could result in the loss of anticipated sales without sufficient time for us to reduce our operating expenses.

A failure in our information technology systems could negatively impact our business.

We rely on information technology to record and process transactions, manage our business and maintain the financial accuracy of our records. Our computer systems are subject to damage or interruption from various sources, including power outages, computer and telecommunications failures, computer viruses, security breaches, vandalism, catastrophic events and human error. Interruptions of our computer systems could disrupt our business and could result in the loss of business and cause us to incur additional expense.

Information technology security threats are increasing in frequency and sophistication. Our information technology systems could be breached by unauthorized outside parties or misused by employees or other insiders intent on extracting sensitive information, corrupting information or disrupting business processes. Such unauthorized access could compromise confidential information, disrupt our business, harm our reputation, result in the loss of assets, customer confidence and business and have a negative impact on our financial results.

Additional income tax expense or exposure to additional income tax liabilities could have a negative impact on our financial results.

We are subject to income tax laws and regulations in the United States and various foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our income tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our income tax provision and income tax liabilities could be adversely affected by the jurisdictional mix of earnings, changes in valuation of deferred tax assets and liabilities and changes in tax laws and regulations. In the ordinary course of our business, we are also subject to continuous examinations of our income tax returns by tax authorities. Although we believe our tax estimates are reasonable, the final results of any tax examination or related litigation could be materially different from our related historical income tax provisions and accruals. Adverse developments in an audit, examination, litigation related to previously filed tax returns, or in the relevant jurisdiction’s tax laws, regulations, administrative practices, principles and interpretations could have a material effect on our results of operations and cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. The Company is in the process of determining the impact to the financial statements of all aspects of the Act and will reflect the impact of such reform in the financial statements during the period in which such amounts can be reasonably estimated. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018, which will result in a blended federal tax rate for fiscal year 2018. There are also provisions that may partially offset the benefit of such rate reduction, such as the repeal of the deduction for domestic production activities. The Act also includes international provisions, which generally establish a territorial-style system for taxing foreign-source income of domestic multinational corporations. Financial statement impacts will include adjustments for the re-measurement of deferred tax assets (liabilities) and the accrual for deemed repatriation tax on unremitted foreign earnings and profits. While there are benefits, there is also substantial uncertainty regarding the details of the Act. The intended and unintended consequences of the Act on our business and on holders of our common shares is uncertain and could be adverse. The Company anticipates that the impact of the Act may be material to the income tax expense in our consolidated financial statements.

Risks Related to our Common Stock

The trading price of our stock price may be volatile based on a number of factors, many of which are not under our control.

Our stock can experience significant changes in price on a percentage basis.  The closing price on the NASDAQ Global Select Market fluctuated between a high of $8.18 and a low of $5.18 in 2017.  Our stock price can be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

•	adverse changes in domestic or global economic conditions,
•	new products offered by us or our competitors,
•	actual or anticipated variations in quarterly operating results,
•	changes in financial estimates by securities analysts,
•	announcements of technological innovations,
•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments,
•	conditions or trends in our industry,
•	additions or departures of key personnel,
•	mergers and acquisitions, and
•	sales of common stock by our stockholders or us or repurchases by us.

In addition, these fluctuations often have been unrelated or disproportionate to the operating performance of the Company.

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

Item 1B:  Unresolved Staff Comments

None.

Item 2:  Properties

The following table lists our main facilities:

			Lease Term
Location	Square feet	Owned/Leased	Beginning	Ending	Segment
Bloomingdale, Illinois	75,517	Owned	N/A	N/A	Connected Solutions and Corporate
Tianjin, China	44,289	Leased	2012	2020	Connected Solutions
Germantown, Maryland	20,704	Leased	2012	2020	RF Solutions
Beijing, China	11,270	Leased	2016	2020	Connected Solutions
Akron, Ohio	5,977	Leased	2018	2025	Connected Solutions
Lexington, North Carolina	5,630	Leased	2013	2019	Connected Solutions

Facility Changes

In August 2017, we entered into a new seven-year lease for 5,977 square feet of office space in Akron, Ohio for antenna product development. The total lease obligation pursuant to the agreement was $0.7 million.  We assumed occupancy of this office in March 2018.

In April 2017, we renewed the first-floor space of the Tianjin facility for 22,120 square feet of leased space. The total lease obligation pursuant to the agreement is $46 annually and expires on April 11, 2018. This lease will be renewed during the second quarter 2018.  We expect the lease term to be extended to the same date as the other facility lease in Tianjin.

In June 2016, we entered into a new four-year lease for our Beijing Design Center, and in January 2017 we signed a new lease for additional space at the same location. With the expansion, the Company has 11,270 square feet in its Beijing Design Center. The total lease obligation for the Beijing Design Center is $0.2 million annually. The Beijing Design Center has an engineering department for antenna development as well as sales and marketing for the China market.

During the first quarter 2016, we vacated our Colorado office lease in order to consolidate facility space related to our Engineering Services reporting unit. In May 2017, the Company signed a sublease with a term through the lease termination date.  The lease expires on October 31, 2020.  See Note 6 in the notes to the financial statements for more information on the Colorado lease.

All properties are in good condition and are suitable for the purposes for which they are used.  We believe that we have adequate space for our current needs.

Item 3:  Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our opinion, as of December 31, 2017, there were no claims or litigation pending that would be reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4:  Mine Safety Disclosures

Not applicable.

PART II

Item 5:  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividends

PCTEL’s common stock has been traded on the NASDAQ Global Select Market under the symbol PCTI since our initial public offering on October 19, 1999.  The following table shows the high and low closing prices of our common stock as reported by the NASDAQ Global Select Market for the periods indicated and the frequency and amounts of dividends declared on PCTEL’s common stock during those periods.

	2017			2016
	Market Price			Market Price
	High	Low	Dividends per Share	High	Low	Dividends per Share
Fourth Quarter	$7.83	$6.30	$0.055	$5.68	$4.86	$0.050
Third Quarter	$7.50	$5.87	$0.055	$5.62	$4.62	$0.050
Second Quarter	$8.18	$6.31	$0.050	$4.95	$4.36	$0.050
First Quarter	$7.12	$5.18	$0.050	$6.00	$4.38	$0.050
			$0.210			$0.200

The closing sale price of our common stock as reported on the NASDAQ Global Select Market on March 15, 2018 was $6.90 per share.  As of that date there were 36 holders of record of the common stock.  A substantially greater number of holders of the common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Five-Year Cumulative Total Return Comparison

The following graph compares the annual percentage change in the cumulative return to our stockholders with the cumulative return of the NASDAQ Composite Index and the S&P Information Technology Index for the period beginning December 31, 2012 and ending December 31, 2017.  Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.  Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
PCTEL, Inc.
NASDAQ Composite
S&P Information Technology

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

All share repurchase programs are authorized by our Board of Directors and are announced publicly.  On April 20, 2015, our Board of Directors authorized an additional repurchase of 500,000 shares of stock under an existing share repurchase program.  Additionally, on August 10, 2015, our Board of Directors authorized repurchase of an additional 1,300,000 shares under the existing share repurchase programs, for a total of 2,726,000 shares.  Under these repurchase programs, we repurchased 1,942,788 shares at an average price of $6.22 during the year ended December 31, 2015 and we repurchased 783,212 shares at an average price of $5.23 during the year ended December 31, 2016.  At December 31, 2017, the Company had no shares remaining that could be repurchased under previously approved programs.

Item 6:  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.  The statement of operations data for the years ended

December 31, 2017, 2016, and 2015 and the balance sheet data as of December 31, 2017 and 2016 are derived from audited financial statements included elsewhere in this Annual Report on Form 10-K.  The statement of operations data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014, and 2013 are derived from audited financial statements not included in this Annual Report on Form 10-K.

	2017	2016	2015	2014	2013
		(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$91,437	$85,006	$90,533	$96,346	$97,722
Cost of revenues	52,626	50,595	55,405	55,813	57,387
Gross profit	38,811	34,411	35,128	40,533	40,335
Operating expenses:
Research and development	11,142	10,158	11,205	11,736	11,064
Sales and marketing	12,630	12,716	12,972	12,437	12,121
General and administrative	13,110	11,905	11,920	12,766	15,570
Amortization of intangible assets	496	531	1,905	1,798	2,231
Restructuring expenses	0	234	1,609	0	256
Total operating expenses	37,378	35,544	39,611	38,737	41,242
Operating income (loss)	1,433	(1,133)	(4,483)	1,796	(907)
Other income, net	105	112	3,287	1,666	5,378
Income (loss) before income taxes	1,538	(1,021)	(1,196)	3,462	4,471
Expense (benefit) for income taxes	(2,471)	11,776	(462)	287	1,875
Net income (loss) from continuing operations	4,009	(12,797)	(734)	3,175	2,596
Net income (loss) from discontinued operations, net of tax expense (benefit)	(187)	(4,884)	(834)	1,437	655
Net income (loss)	$3,822	$(17,681)	$(1,568)	$4,612	$3,251
Net income (loss) per share from continuing operations:
Basic	$0.24	$(0.79)	$(0.04)	$0.17	$0.14
Diluted	$0.24	$(0.79)	$(0.04)	$0.17	$0.14
Net income (loss) per share from discontinued operations:
Basic	$(0.01)	$(0.30)	$(0.05)	$0.08	$0.04
Diluted	$(0.01)	$(0.30)	$(0.05)	$0.08	$0.04
Net income (loss)per share:
Basic	$0.23	$(1.09)	$(0.09)	$0.25	$0.18
Diluted	$0.23	$(1.09)	$(0.09)	$0.25	$0.18
Weighted average shares:
Basic	16,626	16,151	17,737	18,159	17,797
Diluted	16,913	16,151	17,737	18,389	18,184
Cash dividends per share	$0.21	$0.20	$0.20	$0.16	$0.14
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$38,058	$33,311	$31,783	$60,009	$57,895
Working capital	$58,091	$55,152	$59,041	$88,573	$83,585
Total assets	$96,466	$92,166	$113,710	$131,669	$127,432
Total stockholders' equity	$83,319	$78,525	$100,397	$115,515	$112,052

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary presents a discussion and analysis of the Company’s financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2017 and 2016.  Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance investor understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects management’s insights with respect to known events and trends that have or may reasonably be expected to have a material effect on the Company’s operations and financial condition.

Introduction

PCTEL operates in two segments for reporting purposes, Connected Solutions and RF Solutions.  Our chief operating decision maker uses operating profits and identified assets for the Connected Solutions and RF Solutions segments for resource allocations.  Each segment has its own segment manager as well as its own engineering, business development, sales and marketing, and operational general and administrative functions.  All of our accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. We manage our balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment.

Our 2017 revenues increased by $6.4 million (7.6%), compared to 2016 because revenues increased 18.5% for RF Solutions and 4.3% for Connected Solutions.  We recorded operating income of $1.4 million in 2017, compared to an operating loss of $1.1 million in 2016 as the gross margin impact of higher revenues offset higher operating expenses. The increase in operating expenses during 2017 includes research and development investments for Connected Solutions and expenses for our short-term incentive plan.

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

Competition in the antenna markets addressed the Connected Solutions segment is fragmented. Competitors include Airgain, Amphenol, Laird, Pulse, and Taoglas.  We seek out product applications that command a premium for product performance and customer service and we avoid commodity markets.

PCTEL maintains expertise in several technology areas in order to be competitive in the antenna market.  These include radio frequency engineering, mobile antenna design and manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

RF Solutions Segment

PCTEL’s RF Solutions segment provides test tools that improve the performance of wireless networks globally with a focus on LTE, public safety, and emerging 5G technologies.  Network operators, neutral hosts, and equipment manufacturers rely on our scanning receivers and testing solutions to analyze, design, and optimize their networks. Revenue growth is driven by the implementation and roll out of new wireless technology standards (i.e. 3G to 4G, 4G to 5G). PCTEL test equipment is sold directly to wireless carriers or to OEM providers who integrate our products into their solutions which are then sold to wireless carriers.

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

During the quarter ended June 30, 2017, we approved a plan to sell our Network Engineering Service business (“Engineering Services”) and shift our focus toward research and development driven radio frequency (“RF”) products. On July 31, 2017, we sold substantially all of the assets of our Engineering Services business to Gabe’s Construction Co., Inc. (“Gabe’s”) for a purchase price of $1.45 million. The Engineering Services business provided design, testing, commissioning, optimization, and consulting services for cellular, Wi-Fi and public safety networks was a reporting unit within the RF Solutions segment. We classified assets of the Engineering Services reporting unit as held for sale at December 31, 2016 and reported the results of its operations as discontinued operations for the years ended December 31, 2017, 2016, and 2015, respectively. The financial information presented in this Form 10-K has been restated to reflect the historical results of Engineering Services as discontinued operations. See Note 4 in the notes to the financial statements for more information on discontinued operations.

Results of Operations for Continuing Operations

Years ended December 31, 2017, 2016, and 2015

(All amounts in tables, other than percentages, are in thousands)

REVENUES BY SEGMENT

		2017 compared to 2016			2016 compared to 2015
	2017	$ Change	% Change	2016	$ Change	% Change	2015
Connected Solutions	$68,612	$2,849	4.3%	$65,763	$(3,816)	-5.5%	$69,579
RF Solutions	23,019	3,600	18.5%	19,419	(1,754)	-8.3%	21,173
Corporate	(194)	(18)	not meaningful	(176)	43	not meaningful	(219)
Total	$91,437	$6,431	7.6%	$85,006	$(5,527)	-6.1%	$90,533

Revenues were approximately $91.4 million for the year ended December 31, 2017, an increase of 7.6% from the prior year.  Revenues increased by $3.6 million (18.5%) for the RF Solutions segment due to the addition of new OEM partners and increased demand from U.S. operators.  Revenues for the Connected Solutions segment increased $2.8 million (4.3%) due the growing sales of our antenna products in our core vertical markets, including fleet, industrial, small cells, and enterprise Wi-Fi.

Revenues were approximately $85.0 million for the year ended December 31, 2016, a decrease of 6.1% from the prior year.  Revenues declined by $1.8 million (8.3%) for the RF Solutions segment due to the acquisition of one of our large OEM customers.  Revenues for the Connected Solutions segment decreased $3.8 million (5.5%) primarily due to lower kitting revenues and due to the exit from the mobile tower product line.  Approximately 42% of the revenue decline during 2016 was due to our exit from the mobile tower product line.

GROSS PROFIT BY SEGMENT

	2017	% of Revenues	2016	% of Revenues	2015	% of Revenues
Connected Solutions	$22,439	32.7%	$20,706	31.5%	$20,426	29.4%
RF Solutions	16,354	71.0%	13,690	70.5%	14,670	69.3%
Corporate	18	not meaningful	15	not meaningful	32	not meaningful
Total	$38,811	42.4%	$34,411	40.5%	$35,128	38.8%

Gross profit was 42.4% for the year ended December 31, 2017, an increase of 1.9% compared to 2016.  The RF Solutions segment’s gross profit increased 0.5% to 71.0%.  The Connected Solutions segment’s gross profit was 32.7%, an increase of 1.2% compared to 2016.  The margin improvement was primarily due to increased efficiencies in the supply chain as well as leveraging the fixed cost of goods sold against increased revenues.

Gross profit was 40.5% for the year ended December 31, 2016, an increase of 1.7% compared to 2015.  The RF Solutions segment’s gross profit increased 1.2% to 70.5% due to more favorable customer mix.  The Connected Solutions segment’s gross profit was 31.5%, an increase of 2.1% compared to 2015.  The margin improvement was primarily due to more favorable product mix with a higher proportion of antenna revenues, less kitting revenues and the exit from the mobile tower product line.

CONSOLIDATED OPERATING EXPENSES

						% of Revenues
	2017	Change	2016	Change	2015	2017	2016	2015
Research and development	$11,142	$984	$10,158	$(1,047)	$11,205	12.2%	11.9%	12.4%
Sales and marketing	12,630	(86)	12,716	(256)	12,972	13.8%	15.0%	14.3%
General and administrative	13,110	1,205	11,905	(15)	11,920	14.3%	14.0%	13.2%
Amortization of intangible assets	496	(35)	531	(1,374)	1,905	0.5%	0.6%	2.1%
Restructuring expenses	0	(234)	234	(1,375)	1,609	0.0%	0.3%	1.8%
	$37,378	$1,834	$35,544	$(4,067)	$39,611	40.9%	41.8%	43.8%

RESEARCH AND DEVELOPMENT

Research and development expenses increased by $1.0 million from 2016 to 2017 due to an increase of $1.6 million for the Connected Solutions segment offset by a decrease of $0.6 million for the RF Solutions segment.  The increase for Connected Solutions was due to investments in headcount to increase our capabilities in key vertical markets.  The decrease of $0.6 million for RF Solutions was primarily driven by headcount reductions for certain product development areas and lower stock compensation expense.

Research and development expenses decreased $1.0 million from 2015 to 2016 due to reductions in expenses of $0.9 million for the RF Solutions segment and $0.3 million for the Connected Solutions segment, offset by an increase of $0.2 million for stock compensation.  The decrease in RF Solutions was due to headcount reductions in the third quarter 2015 for scanning receivers and in the first quarter 2016 for analytics.

We had 56, 49, and 61 full-time equivalent employees in research and development at December 31, 2017, 2016, and 2015, respectively.

SALES AND MARKETING

Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and trade show expenses.

Sales and marketing expenses decreased $0.1 million from 2016 to 2017 as expenses declined by $0.7 million within the Connected Solutions segment and increased by $0.6 million within the RF Solutions segment. The decrease for Connected Solutions was due to headcount reductions in marketing and sales.  The increase for RF Solutions was primarily driven by sales investments to support an increase in the number of direct customers.

Sales and marketing expenses decreased $0.3 million from 2015 to 2016 as expenses declined by $0.7 million within Connected Solutions, offset by an increase of $0.4 million for stock compensation. The decrease for Connected Solutions was primarily due to headcount reductions in marketing and site solution sales.

We had 49, 53, and 55 full-time equivalent employees in sales and marketing at December 31, 2017, 2016, and 2015, respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, public company costs, and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses increased $1.2 million from 2016 to 2017. The increase was due to increased expense of $0.5 million for the Company’s short-term incentive plan, $0.4 million for costs related to the CEO transition, $0.1 million for legal expenses, and $0.2 million for other corporate expenses.

General and administrative expenses were approximately the same in 2016 compared to 2015 as decreases in Nexgen related expenses and other corporate expenses offset higher stock compensation expenses.  In 2015, we incurred $1.3 million in expenses related to the Nexgen acquisition and $0.1 million in legal expenses related to the TelWorx SEC investigation that did not reoccur in 2016.  Stock compensation expense was $1.5 million higher in 2016 compared to 2015 because of higher expense for service-based restricted stock of $1.0 million, expense for stock bonuses of $0.4 million, and because 2015 included a credit of $0.1 million related to performance awards that did not vest.

We had 37, 35, and 35 full-time equivalent employees in general and administrative functions at December 31, 2017, 2016, and 2015, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense within operating expenses was approximately $0.5 million for both the years ended December 31, 2017 and 2016.  Amortization expense decreased by approximately $1.4 million in 2016 compared to 2015.  The decrease was attributable to certain assets being fully amortized in 2015.  Amortization expense declined by $0.8 million because certain Connected Solutions intangible assets were fully amortized in 2015 and amortization expense declined by $0.6 million because assets for the RF Solutions segment were fully amortized in 2015.

RESTRUCTURING CHARGES

No restructuring expenses were recorded for the year ended December 31, 2017.  We incurred restructuring expense of $0.2 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively.

During the first quarter 2016, we reduced headcount in our RF Solutions segment related to analytics and incurred $0.2 million of expenses related to severance and other employee benefits.

In 2015, we reduced U.S. headcount and exited from the mobile towers product line.  To lower operating and production costs, we reduced headcount in engineering related to scanning receivers, in U.S. operations for the Connected Solutions segment, and related to the mobile tower product line.  We terminated 51 employees between June and December 2015 and recorded severance and other employee benefits of $1.2 million.  We also recorded a charge of $0.4 million related to write-off of intangible assets related to the mobile towers product line.  Our mobile towers were primarily sold into the oil and gas exploration market in North America. The mobile towers were used to primarily provide a communications link to an oil drilling site or lighting for a site under construction. The decline in oil prices caused a decline in related mobile tower sales. We made the decision to exit the mobile tower product line due to the anticipated long-term effect on revenue from depressed oil prices, and one of our two tower suppliers filing for Chapter 7 bankruptcy in June 2015 as a result of the decline in sales. Mobile towers were not a key element of our antenna business within the Connected Solutions segment.  Our exit from the mobile tower product line did not meet the accounting guidance for discontinued operations.  The exit from mobile towers did not constitute a strategic shift in our operations.

OPERATING PROFIT (LOSS) BY SEGMENT

	2017	% of Revenues	2016	% of Revenues	2015	% of Revenues
Connected Solutions	$8,304	12.1%	$7,804	11.9%	$5,040	7.2%
RF Solutions	4,177	18.1%	1,042	5.4%	975	4.6%
Corporate	(11,048)	not meaningful	(9,979)	not meaningful	(10,498)	not meaningful
Total	$1,433	1.6%	$(1,133)	-1.3%	$(4,483)	-5.0%

Total operating income increased $2.6 million for the year ended December 31, 2017 compared to 2016 as higher operating profits for the RF Solutions and Connected Solutions segment offset higher corporate expenses.   The operating profit for RF Solutions increased by $3.1 million primarily due to the gross profit from higher revenues.  The operating profit for Connected Solutions increased by $0.5 million due to the higher gross profits offsetting higher operating expenses.  Higher gross profit was attributable to higher revenues and a higher gross margin percentage.  Operating expenses were higher due to investments in research and development.  Within the corporate function, expenses were $1.0 million higher in 2017 compared to 2016 due to a $0.5 million increase in short-term incentive plan expenses, $0.4 million related to the CEO transition, and $0.1 million for other corporate expenses.

Total operating loss declined $3.4 million for the year ended December 31, 2016 compared to 2015. The decline is largely attributed to an increase in operating profit for the Connected Solutions segment of $2.8 million and lower corporate expenses of $0.5 million.

OTHER INCOME, NET

	2017	2016	2015
Interest income	$270	$100	$55
Income from legal settlements	0	0	3,160
Insurance proceeds	0	5	102
Foreign exchange (losses) gains	(139)	13	(33)
Other, net	(26)	(6)	3
	$105	$112	$3,287
Percentage of revenues	0.1%	0.1%	3.6%

Other income, net consists of interest income, foreign exchange gains and losses, insurance proceeds, income from legal settlements, and interest expense.

For the year ended December 31, 2017, we recorded interest income of $270 and foreign exchange losses of $139, and for the year ended December 31, 2016, we recorded interest income of $100 and foreign exchange gains of $13.  Interest income increased due to higher average investment balances and higher average interest rates.  Foreign exchange losses were primarily due to fluctuation of the Chinese Yuan to the U.S. Dollar.

For the year ended December 31, 2015, an amendment to the terms of the Nexgen acquisition resulted in settlement income of $3.2 million, consisting of $2.3 million from the release of the Nexgen escrow fund, $0.8 million from the collection of previously excluded accounts receivables, and $0.1 million related to the reversal of the contingent liability for the earnout.  We also received $0.1 million in insurance proceeds related to claims for legal and professional expenses incurred in connection with the SEC investigation of the parties to the TelWorx acquisition.  The legal expenses and professional fees related to the insurance claim were recorded in general and administrative expenses.  We recorded interest income of $55 and foreign exchange losses of $33 during the year ended December 31, 2015.

(BENEFIT) EXPENSE FOR INCOME TAXES

	2017	2016	2015
(Benefit) expense for income taxes	$(2,471)	$11,776	$(462)
Effective tax rate	-160.7%	-1153.4%	38.6%

On December 22, 2017, the United States federal government enacted the Tax Cuts and Jobs Act (the “Tax Act”), marking a change from a worldwide tax system to a modified territorial tax system in the United States.  As part of this change, the Tax Act, among other changes, provides for a transition tax on the accumulated unremitted foreign earnings and profits of our foreign subsidiaries (“Transition Tax”), a reduction of the U.S. federal corporate income tax rate from 34% to 21%, and an indefinite carryforward for net operating losses in 2018 and future periods.

In response to the enactment of the Tax Act in late 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted.  Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the Tax Act for which the accounting is incomplete, but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined.  The measurement period should not extend beyond one year.

As a result of the Tax Act, we recorded provisional income tax expense related to the deemed repatriation of the accumulated unremitted earnings and profits of foreign subsidiaries, and net income tax expense associated with the remeasurement of our net deferred tax assets due to the tax rate reduction and included these amounts in our consolidated financial statements for the year ended December 31, 2017.

The effective tax rate differed from the statutory rate of 34.0% by approximately 195% during 2017 because we decreased the valuation allowance for our U.S. deferred tax assets by $8.2 million, offsetting provisional income tax expense of $5.0 million related to the remeasurement of deferred tax assets, and provisional income tax expense of $0.6 million related to the Transition Tax.  These provisional charges may be adjusted once we obtain, prepare, and analyze additional information during the measurement period in 2018.  We adjusted our valuation allowance because we believe it is more likely than not that we will generate sufficient U.S. income to utilize our deferred tax assets related to timing differences.  See Note 7 of the consolidated financial statements for more information on income taxes.

The effective tax rate differed from the statutory rate of 34.0% by approximately 1187% during 2016 primarily due to an adjustment to the valuation allowance for deferred taxes.  Based on lower future projected U.S. tax corporate tax at December 31, 2016, we recorded adjustments of $12.6 million to the valuation allowance.

The effective tax rate differed from the statutory rate of 34.0% by approximately 5% during 2015 primarily due to research and development credits and incremental tax on repatriation of Israel funds.

At December 31, 2017, we had net deferred tax assets of $7.7 million, including a valuation allowance of $5.2 million.  We maintain a valuation allowance due to uncertainties regarding realizability.  Management evaluates the recoverability of deferred tax assets and the need for a valuation allowance and our ability to use these deferred tax assets on a regular basis.  The valuation allowance at December 31, 2017 relates to federal and state operating losses and credits that we do not expect to realize because we expect them to expire unutilized.  The valuation allowance at December 31, 2016 of $13.3 million was primarily because the Company did not believe it would generate sufficient US taxable income to realize a significant portion of its deferred tax assets.

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT

	2017	2016	2015
Net loss from discontinued operations, net of tax expense (benefit)	$(187)	$(4,884)	$(834)

During the quarter ended June 30, 2017, we approved a plan to sell our Network Engineering Services business (“Engineering Services”) and shift our focus toward research and development driven radio frequency (“RF”) products.  We sold the business to Gabe’s Construction on July 31, 2017.  See Note 4 to the consolidated financial statements for information related to discontinued operations.  The results for our services business are reported as discontinued operations for the years ended December 31, 2017, 2016 and 2015.

The net income from discontinued operations for all periods presented includes operating losses, net of income tax benefits for Engineering Services.  The loss for the year ended December 31, 2017 includes a net gain on sale of $0.5 million.

The loss for the year ended December 31, 2016 was significantly higher than 2015 due to lower gross profits from lower revenues as well as impairment expense of $5.8 million, intangible amortization of $1.1 million, and restructuring expense of $0.4 million.  As a result of declining revenues and profits during 2016, we reviewed the customer relationship intangible asset for impairment and concluded that the fair value of the reporting unit was below its carrying value at both June 30, 2016 and December 31, 2016.  The restructuring charges primarily related to the exit from our Colorado office lease.

Liquidity and Capital Resources

	Years Ended December 31,
	2017	2016	2015
Net income (loss) from continuing operations	$4,009	$(12,797)	$(734)
Changes for depreciation, amortization, stock-based compensation, and other non-cash items	4,027	18,754	6,652
Changes in operating assets and liabilities	1,733	5,168	2,618
Net cash provided by operating activities	$9,769	$11,125	$8,536
Net cash (used in) provided by investing activities	$(16,708)	$4,548	$(7,187)
Net cash used in financing activities	$(3,126)	$(7,379)	$(15,211)
Net cash flows provided by (used in) discontinued operations	$639	$(415)	$535

	December 31,	December 31,
	2017	2016
Cash and cash equivalents at the end of the year	$5,559	$14,855
Short-term investments at the end of the year	$32,499	$18,456
Working capital at the end of the year	$58,091	$55,152

Liquidity and Capital Resources Overview

At December 31, 2017, our cash, cash equivalents, and investments were approximately $38.1 million, and we had working capital of approximately $58.1 million.  Our primary source of liquidity is cash provided by operations, with short term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities.  During the three years ended December 31, 2017, 2016, and 2015 our balance sheet provided operating funds.  In periods of expansion, we will expect to use cash from our balance sheet.

Within investing activities, capital spending historically ranges between 2.0% and 4.0% of our revenues and the primary use of capital is for manufacturing and engineering development requirements.  Our capital expenditures during the year ended December 31, 2017 was approximately 3.0% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles.  We have a history of supplementing our organic revenue growth with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time.  We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the Employee Stock Purchase Plan (“ESPP”), and we have historically used funds to repurchase shares of our common stock through our share repurchase programs and through quarterly dividends.  Whether this activity results in our being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year.

Operating Activities:

We generated $9.8 million of funds from operating activities during the year ended December 31, 2017.  Adjustments related to non-cash items within net income were $4.0 million for the year ended December 31, 2017, as amortization and depreciation was $3.7 million, and stock-based compensation was $3.0 million offset by a $2.6 million adjustment to the deferred tax provision.  Within the balance sheet, we generated cash of $2.0 million from the reduction of inventories and $0.9 million from the reduction of accounts receivable, but we used $1.0 million from the reduction of accounts payables.  Inventories decreased $2.0 million with RF Solutions inventories declining by $1.3 million and Connected Solutions inventories declining by $0.7 million.  The decrease in RF Solutions inventories was due to improvements in supply chain management while the decrease in Connected Solutions was due to improved processes for forecasting and reductions in minimum order quantities for purchases.  Accounts receivable generated cash primarily because of the sale of Engineering Services.  We had accounts receivable of $3.1 million at December 31, 2016 related to Engineering Services.  Accounts payables declined primarily due to the reduction in inventories.

We generated $11.1 million of funds from operating activities during the year ended December 31, 2016.  Adjustments related to non-cash items within net income were $24.0 million for the year ended December 31, 2016 as the deferred tax provision was $11.0 million, amortization and depreciation was $3.8 million, and stock-based compensation was $3.8 million.  Within the balance sheet, we generated cash of $2.9 million from the reduction of inventories and $1.7 million from the reduction of accounts receivable.  Inventories decreased $2.9 million due to lower inventories for Connected Solutions because of improved processes for forecasting and reductions in minimum order quantities for purchases.  Accounts receivable generated cash primarily due to more favorable timing of revenues with the fourth quarter 2016 compared to the fourth quarter 2015.

We generated $8.5 million of funds from operating activities during the year ended December 31, 2015.  Adjustments related to non-cash items within net income were $9.2 million for the year ended December 31, 2015 as amortization and depreciation was $5.1 million and stock-based compensation was $1.7 million.  Within the balance sheet, we generated cash of $8.3 million from accounts receivable, of which $5.4 million related to the collection of opening balance sheet accounts receivable for the Nexgen acquisition.  We also generated cash from accounts receivable because revenues for the quarter ended December 31, 2015 were $3.3 million lower than the quarter ended December 31, 2014.  We used $1.9 million for the payout of the executive deferred compensation plan, and we used $1.5 million to pay annual 2014 accruals, including short-term incentive plan bonuses and sales commissions.  Inventories increased $1.4 million due to higher inventories for Connected Solutions. Inventories increased because of the transition of additional production to China from the U.S. and because of increased safety stock.

Investing Activities:

Our investing activities used $16.7 million of cash during the year ended December 31, 2017.  Redemptions and maturities of our short-term investments during the year provided $35.0 million in cash and we rotated $49.0 million of cash into new short-term investments. We used $2.7 million of cash for capital expenditures during the year ended December 31, 2017.  Capital expenditures during 2017 include $0.6 million for a new IP phone and communications system.

Our investing activities provided $4.5 million of cash during the year ended December 31, 2016.  Redemptions and maturities of our short-term investments during the year provided $80.5 million in cash and we rotated $74.3 million of cash into new short-term investments.  We used $1.7 million for capital expenditures during the year ended December 31, 2016.  During 2016, we used capital for a facility expansion and upgrades at our Tianjin, China facility.

Our investing activities used $7.2 million of cash during the year ended December 31, 2015.  We used $20.5 million for the purchase of the Nexgen business in February 2015. We funded the acquisition from our cash and from investments that matured during January and February 2015.  During the year ended December 31, 2015, redemptions and maturities of our short-term investments provided

$45.0 million in cash and we rotated $30.1 million of cash into new short-term investments. We used $1.6 million for capital expenditures during the year ended December 31, 2015.

Financing Activities:

We used $3.1 million of cash for financing activities during the year ended December 31, 2017. We used $3.7 million for cash dividends paid quarterly during 2017.  We received $2.0 million in proceeds from the purchase of shares through our ESPP and due to stock option exercises.   We used $1.3 million for payroll taxes related to stock-based compensation. The tax payments related to our stock issued for restricted stock awards.

We used $7.4 million in cash for financing activities during the year ended December 31, 2016. We used $4.1 million to repurchase shares in the stock repurchase program and $3.5 million for cash dividends paid quarterly during 2016.  We received $0.6 million in proceeds from the purchase of shares through our ESPP.  We used $0.4 million for payroll taxes related to stock-based compensation. The tax payments related to our stock issued for restricted stock awards.

We used $15.2 million in cash for financing activities during the year ended December 31, 2015. We used $12.1 million to repurchase shares in the stock repurchase program and $3.7 million for cash dividends paid quarterly during 2015.  We received $1.0 million in proceeds from the purchase of shares through our ESPP and the exercise of stock options.  We used $0.4 million for payroll taxes related to stock-based compensation. The tax payments related to our stock issued for restricted stock awards.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at December 31, 2017 for office and product assembly facility leases, office equipment leases and purchase obligations, and the effect such obligations are expected to have on the liquidity and cash flows in future periods (in thousands):

		Payments Due by Period
			Less than			After
		Total	1 year	1-3 years	4-5 years	5 years
Operating leases:
Facility	(a)	$2,992	$1,081	$1,570	$214	$127
Equipment	(b)	$192	$53	$139	$0	$0
Purchase obligations	(c)	$5,666	$5,666	$0	$0	$0
Total		$8,850	$6,800	$1,709	$214	$127

(a)	Future payments for the lease of office and production facilities.
(b)	Future payments for the lease of office equipment.
(c)

Purchase orders or contracts for the purchase of inventory, as well as for other goods and services, in the ordinary course of business, and excludes the balances for purchases currently recognized as liabilities on the balance sheet.

As of December 31, 2017, we had obligations through 2022 for capital leases of $296 related to office equipment.  See Note 8 of the consolidated financial statements for more information on capital leases.

We have a liability related to uncertain positions for income taxes of $0.7 million at December 31, 2017.  We do not know when this obligation will be paid.

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

Revenue Recognition - We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, price is fixed and determinable, and collectability is reasonably assured.  We recognize revenue for sales of products when title transfers, which is predominantly upon shipment from the factory.  For products shipped on consignment, we recognize revenue upon delivery from the consignment location.  Revenue recognition is also based on estimates of product returns, allowances, discounts, and other factors.  These estimates are based on historical data.  We believe that the estimates used are appropriate, but differences in actual experience or changes in estimates may affect future results.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable is recorded at invoiced amount.  We extend credit to our customers based on an evaluation of a customer’s financial condition and collateral is generally not required.  We maintain an allowance for doubtful accounts for estimated uncollectible accounts receivable.  The allowance is based on our assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable.  Although management believes the current allowance is sufficient to cover existing exposures, there can be no assurance against the deterioration of a major customer’s creditworthiness, or against defaults that are higher than what has been experienced historically.

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

Stock-based Compensation - We recognize stock-based compensation expense for all equity awards in accordance with fair value recognition provisions.  We amortize stock-based compensation expense over the requisite service period and we record forfeitures as incurred.  Stock-based compensation expense and disclosures are dependent on assumptions used in calculating such amounts.  These assumptions include risk-free interest rates, expected term of the stock-based compensation instrument granted, volatility of stock and option prices, expected time between grant date and date of exercise, attrition, performance, and other factors.  These factors require us to use judgment.  Our estimates of these assumptions typically are based on historical experience and currently available market place data.  While management believes that the estimates used are appropriate, differences in actual experience or changes in assumptions may affect our future stock-based compensation expense and disclosures.

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

We are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.  The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be required.  If we ultimately determine that payment of these amounts is unnecessary, then we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary.  We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained if challenged by the taxing authorities.  To the extent we prevail in matters for which liabilities have been established or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected.  An unfavorable tax settlement would require cash payments and may result in an increase in our effective tax rate in the year of resolution.  A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.

On December 22, 2017, the United States federal government enacted the Tax Act marking a change from a worldwide tax system to a modified territorial tax system in the United States.  As part of this change, the Tax Act, among other changes, provides for a Transition Tax on the accumulated unremitted foreign earnings and profits of our foreign subsidiaries, a reduction of the U.S. federal corporate income tax rate from 34% to 21%, and an indefinite carryforward for net operating losses incurred in 2018 and future periods.

In response to the enactment of the Tax Act in late 2017, the U.S. Securities and Exchange Commission issued SAB 118 to address situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted.  Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the Tax Act for which the accounting is incomplete, but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined.  The measurement period should not extend beyond one year.

As a result of the Tax Act, we recorded provisional income tax expense of $0.6 million related to the deemed repatriation of the accumulated unremitted earnings and profits of foreign subsidiaries, and provisional income tax expense of $5.0 million associated with the remeasurement of our net deferred tax assets due to the reduction in the U.S. corporate tax rate, and we included these amounts in our consolidated financial statements for the year ended December 31, 2017.

We are continuing to gather additional information including refining the calculation of  earnings and profits of foreign subsidiaries and we are continuing to monitor the guidance from the I.R.S., states, and other government agencies to more precisely compute the amount of the Transition Tax and the state income tax impact of the deemed distributions of the foreign earnings and profits in order to complete the accounting for the effects of the Transition Tax in 2018.  The analyses will continue throughout 2018 and is expected to be completed when we file our income tax returns in late 2018.

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

Impairment Reviews of Goodwill – We perform an annual impairment test of goodwill as of the end of the first month of the fiscal fourth quarter (October 31st), or at an interim date if an event occurs or if circumstances change that would indicate that an impairment loss may have been incurred. In performing our annual impairment test, we first perform a qualitative assessment to determine whether it is more likely that not that the fair value of a reporting unit is less than its carrying value, including goodwill.  If our qualitative assessment is indicative of possible impairment, then a two-step quantitative fair value assessment is performed at the reporting unit level. In the first step, the fair value of each reporting unit is compared with its carrying value.  If the fair value exceeds the carrying value, then goodwill is not impaired, and no further testing is performed.  The second step is performed if the carrying value exceeds the fair value.  The implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“Topic 350”).  Topic 350 eliminates Step 2 as part of the goodwill impairment test.  The amount of the impairment charge to be recognized would now be the amount by which the carrying value exceeds the reporting unit’s fair value.  The loss to be recognized cannot exceed the amount of goodwill allocated to that reporting unit.  The Company early adopted this guidance on January 1, 2017 because its annual impairment test is performed after January 1, 2017. The adoption of Topic 350 did not have an impact on our consolidated financial statements because there was no impairment identified from our step 1 analysis at the measurement date of October 1, 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“Topic 230”). Topic 230 addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance was effective for us on January 1, 2018. The adoption of Topic 230 will not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (“Topic 718”): Improvements to Employee Share-Based Payment Accounting. Topic 718 affects all entities that issue share-based payment awards to their employees. Topic 718 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, including recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. We adopted Topic 718 in the first quarter 2017.  Upon adoption, we recognized deferred tax assets of for all excess tax benefits that had not been previously recognized. We also elected to recognize forfeitures as incurred.  We recorded an adjustment of $0.1 million to deferred tax assets for estimated forfeitures previously recorded.  These adjustments were recorded through a cumulative-effect adjustment to retained earnings of approximately $0.5 million and an adjustment to the valuation allowance for $0.2 million.  We also reclassified our payments for withholding tax on stock-based compensation from operating activities to financing activities in the consolidated statements of cash flows for the years ended December 31, 2016 and 2015.

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. Topic 842 also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for us on January 1, 2019. We are currently evaluating this guidance and the impact it will have on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value.  ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method.

The Company adopted this guidance on January 1, 2017. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) which introduces a new revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This guidance is effective for reporting periods after December 31, 2017. The FASB has also issued the following standards which clarify Topic 606 and have the same effective date as the original standard: ASU 2016-20, Technical Corrections and Improvements to Topic 606, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, ASU 2016-10, Identifying Performance Obligations and Licensing and ASU 2016-08, Principal versus Agent Considerations.

We have completed the process of evaluating the effect of the adoption of Topic 606 and determined that Topic 606 will not have a material impact on our results of operations, cash flows or financial position. We utilized questionnaires, reviewed contracts, and assessed revenue streams that may be impacted from the adoption of Topic 606. Based on our evaluation process, the majority of our revenue will continue to be recognized on a “point-in-time” basis and a nominal amount of our revenue will be recognized “over time” under the new standard, which is consistent with our revenue recognition policy under the previous guidance.  We will adopt the new standard in the first quarter of 2018, using the modified retrospective approach, and will expand our consolidated financial statement disclosures in order to comply with Topic 606. We made changes to incorporate the impact of the new standard into our policies, processes, and controls.

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

Due to changes in interest rates, our future investment income may fall short of expectations.  A hypothetical increase or decrease of 10% in market interest rates would not result in a material change in interest income earned through maturity on investments held at December 31, 2017.  We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

Foreign Currency Risk

We are exposed to currency fluctuations due to our foreign operations and because we sell our products internationally.  We manage the sensitivity of our international sales by denominating the majority of transactions in U.S. dollars.  However, the value of our billings in Chinese yuan has increased due to the growth of the Connected Solutions business in China.  We manage these operating activities at the local level and revenues, costs, assets and liabilities are generally denominated in local currencies, thereby mitigating the risk associated with fluctuations in foreign exchange rates. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

We had $1.2 million of cash in foreign bank accounts at December 31, 2017.  As of December 31, 2017, we had no intention of repatriating the cash in our foreign bank accounts in China.  If we decide to repatriate the cash in these foreign bank accounts, we may experience difficulty in repatriating the cash in a timely manner.  We may also be exposed to foreign currency fluctuations and taxes if we repatriate these funds. We ceased ongoing operations of our Israel subsidiary during the third quarter 2016.  We expect to liquidate the subsidiary and repatriate its remaining cash during 2018.  We do not expect the foreign currency exchange rate related to the repatriation of these funds to have a material impact on the financial statements.

Credit Risk

The financial instruments that potentially subject us to credit risk consist primarily of trade receivables.  For trade receivables, credit risk is the potential for a loss due to a customer not meeting its payment obligations.  Our customers are concentrated in the wireless communications industry.  Estimates are used in determining an allowance for amounts which we may not be able to collect, based on current trends, the length of time receivables are past due and historical collection experience.  Provisions for and recovery of bad debts are recorded as sales and marketing expense in the consolidated statements of operations.  We perform ongoing evaluations of customers' credit limits and financial condition.  We do not require collateral from customers, but for some customers we do require partial or full prepayments.

The following tables represents the customers that accounted for 10% or more of revenues during the years ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
Revenues	2017	2016	2015
Customer A	9%	11%	3%

and customers that accounted for 10% or more of total trade accounts receivable at December 31, 2017 and 2016.

	Years Ended December 31,
Customers	2017	2016
Customer A	7%	17%
Customer B	12%	8%

Item 8:  Financial Statements and Supplementary Data

PCTEL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PCTEL, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of PCTEL, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2006.

Chicago, Illinois

March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PCTEL, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of PCTEL, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 16, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ Grant Thornton LLP

Chicago, Illinois

March 16, 2018

PCTEL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2017	2016
ASSETS

Cash and cash equivalents	$5,559	$14,855
Short-term investment securities	32,499	18,456
Accounts receivable, net of allowance for doubtful accounts of $319 and $273 at December 31, 2017 and December 31, 2016, respectively	18,427	19,101
Inventories, net	12,756	14,442
Prepaid expenses and other assets	1,605	1,498
Current assets held for sale	0	50
Total current assets	70,846	68,402
Property and equipment, net	12,369	11,833
Goodwill	3,332	3,332
Intangible assets, net	2,113	3,275
Deferred tax assets, net	7,734	4,512
Other noncurrent assets	72	36
Non-current assets held for sale	0	776
TOTAL ASSETS	$96,466	$92,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$5,471	$6,073
Accrued liabilities	7,284	7,177
Total current liabilities	12,755	13,250

Long-term liabilities	392	391

Total liabilities	13,147	13,641

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,806,792 and 17,335,122 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	18	17
Additional paid-in capital	134,505	134,480
Accumulated deficit	(51,258)	(55,590)
Accumulated other comprehensive loss	54	(382)
Total stockholders’ equity	83,319	78,525
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,466	$92,166

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015

REVENUES	$91,437	$85,006	$90,533
COST OF REVENUES	52,626	50,595	55,405
GROSS PROFIT	38,811	34,411	35,128
OPERATING EXPENSES:
Research and development	11,142	10,158	11,205
Sales and marketing	12,630	12,716	12,972
General and administrative	13,110	11,905	11,920
Amortization of intangible assets	496	531	1,905
Restructuring expenses	0	234	1,609
Total operating expenses	37,378	35,544	39,611
OPERATING INCOME (LOSS)	1,433	(1,133)	(4,483)
Other income, net	105	112	3,287
INCOME (LOSS) BEFORE INCOME TAXES	1,538	(1,021)	(1,196)
(Benefit) expense for income taxes	(2,471)	11,776	(462)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	4,009	(12,797)	(734)
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX (BENEFIT)	(187)	(4,884)	(834)
NET INCOME (LOSS)	$3,822	$(17,681)	$(1,568)

Net Income (Loss) per Share from Continuing Operations:
Basic	$0.24	$(0.79)	$(0.04)
Diluted	$0.24	$(0.79)	$(0.04)

Net Loss per Share from Discontinued Operations:
Basic	$(0.01)	$(0.30)	$(0.05)
Diluted	$(0.01)	$(0.30)	$(0.05)

Net Income (Loss) per Share:
Basic	$0.23	$(1.09)	$(0.09)
Diluted	$0.23	$(1.09)	$(0.09)

Weighted Average Shares:
Basic	16,626	16,151	17,737
Diluted	16,913	16,151	17,737

Cash dividend per share	$0.21	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015

NET INCOME (LOSS)	$3,822	$(17,681)	$(1,568)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	436	(367)	(150)
COMPREHENSIVE INCOME (LOSS)	$4,258	$(18,048)	$(1,718)

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

				Accumulated
				Other	Total
		Additional		Comprehensive	Stockholders'
	Common	Paid-In	Retained	Income	Equity of
	Stock	Capital	Deficit	(Loss)	PCTEL, Inc.
BALANCE at JANUARY 1, 2015	$19	$145,462	$(30,101)	$135	$115,515
Stock-based compensation expense	0	1,865	0	0	1,865
Issuance of shares for stock purchase and option plans	0	1,018	0	0	1,018
Cancellation of shares for payment of withholding tax	0	(438)	0	0	(438)
Tax effect from stock-based compensation	0	(115)	0	0	(115)
Repurchase of common stock	(1)	(12,078)	0	0	(12,079)
Dividends paid	0	0	(3,651)	0	(3,651)
Net loss	0	0	(1,568)	0	(1,568)
Change in cumulative translation adjustment, net	0	0	0	(150)	(150)
BALANCE at DECEMBER 31, 2015	$18	$135,714	$(35,320)	$(15)	$100,397
Stock-based compensation expense	0	3,986	0	0	3,986
Issuance of shares for stock purchase and option plans	0	649	0	0	649
Cancellation of shares for payment of withholding tax	0	(426)	0	0	(426)
Tax effect from stock-based compensation	0	(482)	0	0	(482)
Repurchase of common stock	(1)	(4,094)	0	0	(4,095)
Dividends paid	0	(867)	(2,589)	0	(3,456)
Net loss	0	0	(17,681)	0	(17,681)
Change in cumulative translation adjustment, net	0	0	0	(367)	(367)
BALANCE at DECEMBER 31, 2016	$17	$134,480	$(55,590)	$(382)	$78,525
Cumulative-effect adjustment resulting from adoption of ASU 2016-09			510		510
BALANCE at JANUARY 1, 2017	$17	$134,480	$(55,080)	$(382)	$79,035
Stock-based compensation expense	1	3,053	0	0	3,054
Issuance of shares for stock purchase and option plans	0	1,975	0	0	1,975
Cancellation of shares for payment of withholding tax	0	(1,298)	0	0	(1,298)
Dividends paid	0	(3,705)	0	0	(3,705)
Net income	0	0	3,822	0	3,822
Change in cumulative translation adjustment, net	0	0	0	436	436
BALANCE at DECEMBER 31, 2017	$18	$134,505	$(51,258)	$54	$83,319

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Operating Activities:
Net income (loss) from continuing operations	$4,009	$(12,797)	$(734)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,567	2,629	2,610
Intangible asset amortization	1,162	1,198	2,499
Stock-based compensation	3,005	3,847	1,712
Loss (gain) on disposal/sale of property and equipment	18	2	(12)
Restructuring costs	(78)	30	688
Deferred tax provision	(2,647)	11,048	(845)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	853	1,695	8,260
Inventories	1,970	2,863	(1,385)
Prepaid expenses and other assets	(121)	44	227
Accounts payable	(1,037)	(484)	1,114
Income taxes payable	(199)	81	4
Other accrued liabilities	182	929	(4,404)
Deferred revenue	85	40	(1,198)
Net cash provided by operating activities	9,769	11,125	8,536

Investing Activities:
Capital expenditures	(2,666)	(1,739)	(1,600)
Proceeds from disposal of property and equipment	1	15	64
Purchase of investments	(49,009)	(74,264)	(30,146)
Redemptions/maturities of short-term investments	34,966	80,536	44,995
Purchase of assets	0	0	(20,500)
Net cash provided by (used in) investing activities	(16,708)	4,548	(7,187)

Financing Activities:
Proceeds from issuance of common stock	1,975	649	1,018
Payments for repurchase of common stock	0	(4,095)	(12,079)
Payment of withholding tax on stock-based compensation	(1,298)	(426)	(438)
Principle payments on capital leases	(98)	(51)	(61)
Cash dividends	(3,705)	(3,456)	(3,651)
Net cash used in financing activities	(3,126)	(7,379)	(15,211)

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(795)	(242)	1,037
Net cash provided by (used in) investing activities	1,434	(173)	(502)
Net cash flows from discontinued operations:	639	(415)	535

Net increase (decrease) in cash and cash equivalents	(9,426)	7,879	(13,327)
Effect of exchange rate changes on cash	130	(79)	(50)
Cash and cash equivalents, beginning of year	14,855	7,055	20,432
Cash and Cash Equivalents, End of Year	$5,559	$14,855	$7,055

Other information:
Cash paid for income taxes	$172	$622	$413
Cash paid for interest	$12	$8	$7
Non-cash investing and financing information:
Increases (decreases) to additional paid-in capital related to restricted stock	$(1,339)	$(879)	$3,566
Issuance of restricted common stock, net of cancellations	$196	$1,725	$4,941
Purchase of assets under capital leases	$149	$134	$30

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended: December 31, 2017

(in thousands, except share data)

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

Segment Reporting

PCTEL operates in two segments for reporting purposes, Connected Solutions and RF Solutions.  The Company’s chief operating decision maker uses operating profits and identified assets for the Connected Solutions and RF Solutions segments for resource allocations.  Each segment has its own segment manager as well as its own engineering, business development, sales and marketing, and operational general and administrative functions.  All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment.

Connected Solutions Segment

PCTEL Connected Solutions designs and manufactures precision antennas. PCTEL antennas are deployed primarily in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in equipment and devices for the IIoT. Revenue growth in these markets is driven by the increased use of wireless communications and increased complexity occurring in these markets. PCTEL antennas are primarily sold to original equipment manufacturer (“OEM”) providers where they are designed into the customer’s solution.

Competition in the antenna markets addressed by Connected Solutions is fragmented. Competitors include Airgain, Amphenol, Laird, Pulse, and Taoglas. The Company seeks out product applications that command a premium for product performance and customer service, and its avoids commodity markets.

PCTEL maintains expertise in several technology areas in order to be competitive in the antenna market.  These include radio frequency engineering, mobile antenna design and manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

RF Solutions Segment

PCTEL RF Solutions provides test tools that improve the performance of wireless networks globally, with a focus on LTE, public safety, and emerging 5G technologies. Network operators, neutral hosts, and equipment manufacturers rely on PCTEL’s scanning receivers and testing solutions to analyze, design, and optimize their networks. Revenue growth is driven by the implementation and roll out of new wireless technology standards (i.e. 3G to 4G, 4G to 5G). PCTEL test equipment is sold directly to wireless carriers or to OEM providers who integrate the Company’s products into their solutions which are then sold to wireless carriers.

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

During the quarter ended June 30, 2017, the Company approved a plan to sell its Network Engineering Service business (“Engineering Services”) and shift its focus toward research and development driven radio frequency (“RF”) products. On July 31,

2017, the Company sold substantially all of the assets of the Company’s Engineering Services business to Gabe’s Construction Co., Inc. (“Gabe’s”) for a purchase price of $1.45 million. The Engineering Services business provided design, testing, commissioning, optimization, and consulting services for cellular, Wi-Fi and public safety networks and was a reporting unit within the RF Solutions segment. The Company classified assets of the Engineering Services reporting unit as held for sale at December 31, 2016 and reported the results of its operations as discontinued operations for the years ended December 31, 2017, 2016, and 2015, respectively. The financial information presented in this Form 10-K has been restated to reflect the historical results of Engineering Services as discontinued operations. See Note 4 for more information on discontinued operations.

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

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally.  The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the year-end exchange rate for assets and liabilities and average monthly rates for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.  Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the consolidated statements of operations.  Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net was $(139), $13, and $(33) in the years ended December 31, 2017, 2016, and 2015, respectively.

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

Cash and Cash Equivalents and Investments

The Company’s cash and investments consist of the following:

	December 31,	December 31,
	2017	2016
Cash	$3,785	$7,507
Cash equivalents	1,774	7,348
Short-term investments	32,499	18,456
	$38,058	$33,311

Cash and Cash Equivalents

At December 31, 2017, cash and cash equivalents included bank balances and investments with original maturities less than 90 days.  At December 31, 2017 and 2016, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 under the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand.  The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. Government Agency securities or bank repurchase agreements collateralized by these same securities.  The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).  The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

At December 31, 2017, the Company had $3.8 million in cash and $1.8 million in cash equivalents and at December 31, 2016, the Company had $7.5 million in cash and $7.3 million in cash equivalents.  The Company had $1.2 million and $0.9 million of cash and cash equivalents in foreign bank accounts at December 31, 2017 and at December 31, 2016, respectively.  Within the cash in foreign bank accounts, the Company had cash of $1.0 million and $0.5 million in China bank accounts at December 31, 2017 and December 31, 2016, respectively.

The Company ceased ongoing operations of its subsidiary in Israel during the third quarter 2016.  The Company expects to liquidate the subsidiary and repatriate its remaining cash during 2018.  In December 2015, the Company recorded the expense for the estimated incremental income tax of $0.1 million related to the repatriation of the funds from Israel.  The Company does not expect the foreign currency exchange related to the repatriation of these funds to have a material impact on the consolidated financial statements. As of December 31, 2017, the Company had no intentions of repatriating the cash in its foreign bank accounts in China.  If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.  The Company’s cash in its foreign bank accounts is not insured.

Investments

At December 31, 2017 and 2016, the Company’s short-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, AA or higher rated corporate bonds and certificates of deposit, all classified as held-to-maturity.

At December 31, 2017, the Company had invested $18.5 million in AA rated or higher corporate bond funds, $7.4 million in certificates of deposit, $4.5 million in U.S. government agency bonds, and $2.1 million in pre-refunded municipal bonds and taxable bond funds.  The income and principal from the pre-refunded municipal bonds is secured by an irrevocable trust of U.S. Treasury securities.  The bonds have original maturities greater than 90 days and mature in 2018.  The Company’s bonds are recorded at the purchase price and carried at amortized cost.  The net unrealized losses were approximately $34 and $9 at December 31, 2017 and December 31, 2016, respectively.  Approximately 8% and 6% of the Company’s bonds were protected by bond default insurance at December 31, 2017 and 2016, respectively.

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

Cash equivalents and Level 1 and Level 2 investments measured at fair value were as follows:

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Corporate bonds	$0	$1,347	$0	$1,347	$0	$3,608	$0	$3,608
US government agency bonds	0	250	0	250	0	2,846	0	2,846
Certificates of deposit	0	0	0	0	750	0	0	750
Money market funds	175	0	0	175	145	0	0	145
Investments:
Corporate bonds	0	18,433	0	18,433	0	5,569	0	5,569
Pre-refunded municipal bonds	0	2,132	0	2,132	0	7,776	0	7,776
US government agency bonds	0	4,455	0	4,455	0	2,571	0	2,571
Certificates of deposit	7,447	0	0	7,447	2,530	0	0	2,530
Total	$7,622	$26,617	$0	$34,239	$3,425	$22,370	$0	$25,795

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount with standard net terms for most customers that range between 30 and 90 days.  The Company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required.  The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable.  The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable.  The Company’s allowance for doubtful accounts was $0.3 million at December 31, 2017 and 2016, respectively.  The provision for doubtful accounts is included in sales and marketing expense in the consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or net realizable value and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing.  Inventories as of December 31, 2017 and 2016 were composed of raw materials, sub-assemblies, finished goods and work-in-process.  The Company had consigned inventory of $0.5 million and $0.4 million at December 31, 2017 and 2016, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on the Company’s estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on the Company’s identification of inventory where carrying value is above net realizable value.  The allowance for inventory losses was $3.0 million and $2.9 million as of December 31, 2017 and 2016, respectively.

Inventories consisted of the following:

	December 31, 2017	December 31, 2016
Raw materials	$6,849	$8,718
Work in process	962	1,486
Finished goods	4,945	4,238
Inventories, net	$12,756	$14,442

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

Property and equipment consisted of the following:

	December 31, 2017	December 31, 2016
Building	$6,351	$6,351
Computers and office equipment	10,873	10,683
Manufacturing and test equipment	13,012	11,638
Furniture and fixtures	1,288	1,225
Leasehold improvements	1,444	1,191
Motor vehicles	20	20
Total property and equipment	32,988	31,108
Less: Accumulated depreciation and amortization	(22,389)	(21,045)
Land	1,770	1,770
Property and equipment, net	$12,369	$11,833

Depreciation and amortization expense was approximately $2.6 million, for each of the years ended December 31, 2017, 2016, and 2015, respectively.  Amortization for capital leases is included in depreciation and amortization expense.  See Note 8 for information related to capital leases.

Liabilities

Accrued liabilities consisted of the following:

	December 31, 2017	December 31, 2016
Payroll, bonuses, and other employee benefits	$2,780	$2,029
Inventory receipts	1,730	1,622
Paid time off	1,011	1,230
Warranties	382	394
Employee stock purchase plan	314	300
Income and sales taxes	243	546
Deferred revenues	189	104
Professional fees and contractors	155	320
Real estate taxes	148	152
Restructuring	35	126
Customer prepayments	34	164
Other	263	190
Total	$7,284	$7,177

Long-term liabilities consisted of the following:

	December 31, 2017	December 31, 2016
Long-term obligations under capital leases	$180	$157
Deferred rent	89	156
Restructuring	81	70
Deferred revenues	42	8
	$392	$391

Revenue Recognition

The Company sells antennas and scanning receiver products.  The Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, price is fixed and determinable, and collectability is reasonably assured.

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

Advertising Costs

Advertising costs are expensed in the period in which they are incurred.  Advertising expense was $107, $162, and $212 in each of the fiscal years ended December 31, 2017, 2016, and 2015, respectively.

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

On December 22, 2017, the United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”), marking a change from a worldwide tax system to a modified territorial tax system in the United States.  As part of this change, the Tax Act, among other changes, provides for a transition tax on the accumulated unremitted foreign earnings and profits of the Company’s foreign subsidiaries (“Transition Tax”), a reduction of the U.S. federal corporate income tax rate from 34% to 21%, and an indefinite carryforward of net operating losses (“NOL’s”) incurred in 2018 and future periods.

In response to the enactment of the Tax Act in late 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted.  Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the Tax Act for which the accounting is incomplete, but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined.  The measurement period should not extend beyond one year.

As a result of the Tax Act, the Company recorded provisional income tax expense of $0.6 million related to the deemed repatriation of the accumulated unremitted earnings and profits of foreign subsidiaries, and provisional income tax expense of $5.0 million associated with the remeasurement of its net deferred tax assets due to reduction in the U.S. corporate income tax rate, and included these amounts in its consolidated financial statements for the year ended December 31, 2017.

The Company is continuing to gather additional information including refining the calculation of earnings and profits of foreign subsidiaries and is continuing to monitor the guidance from the I.R.S., states, and other government agencies to more precisely compute the amount of the Transition Tax and the state income tax impact of the deemed distributions of the foreign earnings and profits and in order to complete the accounting for the effects of the Transition Tax in 2018.  The analyses will continue throughout 2018 and is expected to be completed when the Company files its income tax returns in late 2018.

Deferred tax assets arise when the Company recognizes charges or expenses in the financial statements that will not be allowed as income tax deductions until future periods.  The deferred tax assets also include unused tax net operating losses and tax credits that the Company is allowed to carryforward to future years.  Accounting rules permit the Company to carry the deferred tax assets on the balance sheet at full value as long as it is more likely than not the deductions, losses, or credits will be used in the future.  A valuation allowance must be recorded against a deferred tax asset if this test cannot be met.  During 2017, the Company recorded adjustments to the valuation allowance of $8.2 million because the Company believes that it is more likely than not that it will realize its deferred tax assets related to timing differences.  See Note 7 for more information on the deferred tax valuation allowance.

Sales and Value Added Taxes

Taxes collected from customers and remitted to governmental authorities are presented on a net basis in cost of sales in the accompanying consolidated statements of operations.

Shipping and Handling Costs

Shipping and handling costs are included on a gross basis in cost of sales in the accompanying consolidated statements of operations.

Goodwill

The Company performs an annual impairment test of goodwill as of the end of the first month of the fiscal fourth quarter (October 31st), or at an interim date if an event occurs or if circumstances change that would indicate that an impairment loss may have been incurred. In performing the annual impairment test, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.  If the qualitative assessment is indicative of possible impairment, then a two-step quantitative fair value assessment is performed at the reporting unit level. In the first step, the fair value of each reporting unit is compared with its carrying value.  If the fair value exceeds the carrying value, then goodwill is not impaired, and no further testing is performed.  The second step is performed if the carrying value exceeds the fair value.  The implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment.

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

The Company performed its annual goodwill test at October 31, 2017 related to its goodwill of $3.3 million.   This goodwill was recorded from the Nexgen acquisition in February 2015 and is included within the RF Solutions segment.  The Company performed both a qualitative analysis of goodwill and the step one quantitative analysis.  There was no triggering event from the qualitative analysis, and the fair value of the reporting unit was higher than its carrying value in the quantitative analysis.  Based on the Company’s analysis, there was no impairment of goodwill as of the testing date because the fair value of the reporting unit exceeded its carrying value by a significant margin.  The Company performed its annual goodwill test at October 31, 2016 for the goodwill of $3.3 million within the RF Solutions segment.  The Company performed both a qualitative analysis of goodwill and the step one quantitative analysis.  There was no triggering event from the qualitative analysis, and the fair value of the reporting unit was higher than its carrying value in the quantitative analysis.  Based on the Company’s analysis, there was no impairment of goodwill as of the testing date because the fair value of the reporting unit exceeded its carrying value by a significant margin.

Long-lived and Definite-Lived Intangible assets

The Company reviews definite-lived intangible assets, investments and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable.  This analysis differs from the Company’s goodwill analysis in that definite-lived intangible asset impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets being evaluated is less than the carrying value of the assets.  The estimate of long-term undiscounted cash flows includes long-term forecasts of revenue growth, gross margins, and operating expenses.  All of these items require significant judgment and assumptions.  An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than the carrying amount.  There have been no impairments related to long-lived assets for continuing operations during the years ended December 31, 2017, 2016, and 2015.

Discontinued Operations

During 2016, the Company recorded total impairment expense of $5.8 million related to customer relationships for Engineering Services, consisting of $4.7 million at June 30, 2016 and $1.1 million at December 31, 2016.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“Topic 350”).   Topic 350 eliminates Step 2 as part of the goodwill impairment test.  The amount of the impairment charge to be recognized would now be the amount by which the carrying value exceeds the reporting unit’s fair value.  The loss to be recognized cannot exceed the amount of goodwill allocated to that reporting unit.  The Company early adopted this guidance on January 1, 2017 because its annual impairment test is performed after January 1, 2017.  The adoption of Topic 350 did not have an impact on the Company's consolidated financial statements because there was no impairment identified from the Company’s step 1 analysis at the measurement date of October 1, 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (“Topic 230”).  Topic 230 addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance was effective for the Company on January 1, 2018.  Adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“Topic 718”). Topic 718 affects all entities that issue share-based payment awards to their employees. Topic 718 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, including recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. The Company adopted Topic 718 in the first quarter 2017.  Upon adoption, the Company recognized deferred tax assets of $0.6 million for all excess tax benefits that had not been previously recognized. The Company also elected to recognized forfeitures as incurred.  The Company recorded an adjustment of $0.1 million to deferred tax assets for estimated forfeitures previously recorded.  These adjustments were recorded through a cumulative-effect adjustment to retained earnings of approximately $0.5 million and an adjustment to the valuation allowance for $0.2 million.  The Company also reclassified its payments for withholding tax on stock-based compensation from operating activities to financing activities in the consolidated statements of cash flows for the years ended December 31, 2016 and 2015.

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. Topic 842 also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for the Company on January 1, 2019.  The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) which introduces a new revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. Topic 606 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This guidance will be effective for us on January 1, 2018. The FASB has also issued the following standards which clarify Topic 606 and have the same effective date as the original standard: ASU 2016-20, Technical Corrections and Improvements to Topic 606, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, ASU 2016-10, Identifying Performance Obligations and Licensing and ASU 2016-08, Principal versus Agent Considerations.

The Company completed the process of evaluating the effect of the adoption of Topic 606 and determined that the adoption of Topic 606 will not have a material impact on its results of operations, cash flows or financial position. The Company utilized questionnaires, reviewed contracts, and assessed revenue streams that may be impacted from the adoption of Topic 606. Based on the Company’s evaluation process, the majority of revenue will continue to be recognized on a “point-in-time” basis and a nominal amount of our revenue will be recognized “over time” under the new standard, which is consistent with our revenue recognition policy under the previous guidance. The Company will adopt the new standard in the first quarter of 2018, using the modified retrospective approach, and will expand its consolidated financial statement disclosures in order to comply with Topic 606. The Company made changes to incorporate the impact of the new standard into our policies, processes, and controls.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share:

	Years Ended December 31,
	2017	2016	2015
Basic Income (Loss) Per Share computation:
Numerator:
Net income (loss) from continuing operations	$4,009	$(12,797)	$(734)
Net loss from discontinued operations	$(187)	$(4,884)	$(834)
Net income (loss)	$3,822	$(17,681)	$(1,568)
Denominator:
Common shares outstanding	16,626	16,151	17,737
Net Income (Loss) per common share - basic
Net income (loss) from continuing operations	$0.24	$(0.79)	$(0.04)
Net loss from discontinued operations	$(0.01)	$(0.30)	$(0.05)
Net income (loss)	$0.23	$(1.09)	$(0.09)
Diluted Income (Loss) Per Share computation:
Denominator:
Common shares outstanding	16,626	16,151	17,737
Restricted shares subject to vesting	285	*	*
Common stock option grants	2	*	*
Total shares	16,913	16,151	17,737
Income (Loss) per common share - diluted
Net income (loss) from continuing operations	$0.24	$(0.79)	$(0.04)
Net loss from discontinued operations	$(0.01)	$(0.30)	$(0.05)
Net income (loss)	$0.23	$(1.09)	$(0.09)

* As denoted by “*” in the table above, weighted average common stock option grants and restricted shares of 174,000 and 520,000 were excluded from the calculations of diluted net loss per share for the years ended December 31, 2016 and 2015, respectively, since their effects are anti-dilutive.

3. Acquisitions

Business combinations are accounted for using the acquisition method of accounting.  In general, the acquisition method requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree.  The measurement requirements result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests.  Neither the direct costs incurred to affect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business may be included as part of the business combination accounting.  As a result, those costs are charged to expense when incurred, except for debt or equity issuance costs, which are accounted for in accordance with other generally accepted accounting principles.

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

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2015, on April 7, 2015, Samsung Electronics America, Inc., as successor in interest to Samsung Telecommunications America, LLC (“Samsung”), provided Nexgen and the Company with a final notice of Samsung’s election to terminate, effective April 30, 2015, the Contractor Services Agreement, dated May 2, 2012 (the “CSA”), by and between Samsung and Nexgen.  On May 5, 2015, the Company and the Nexgen Parties entered into an Amendment to the Asset Purchase Agreement (the “Nexgen APA Amendment”) with the following principal terms: (a) Nexgen agreed to transfer to the Company previously excluded accounts receivable with an aggregate value of $0.8 million; (b) the aggregate amount potentially payable to the Nexgen Parties as contingent earnout consideration was reduced from $2.0 million to $1.0 million; (c) the Company waived its right to seek additional indemnification from the Nexgen Parties for matters specified therein; (d) the parties directed that $2.25 million in escrowed funds potentially payable to the Nexgen Parties pursuant to the Nexgen APA be released to the Company; (e) Mr. Thakkar relinquished a portion of the equity awards previously granted to him; and (f) the Company released various potential claims against Nexgen and the Nexgen Parties with respect to the termination of the CSA and related matters. The measurement period for the revised earnout commenced on January 1, 2016 and ended on December 31, 2016 and was dependent on software revenue-based goals pertaining to the acquired business.  No additional consideration was earned by the Nexgen parties.

The amendment terms were accounted for consistent with accounting for legal settlements, as there was not a clear and direct link between the settlement and the acquisition price. During June 2015, the Company received the cash from the escrow fund and the previously excluded accounts receivable. These amounts are recorded in Other Income, net in the condensed consolidated statements of operations. The Company assumed no liability for the contingent earnout consideration.  Approximately 78% of Nexgen’s revenue was related to the U.S. Sprint cellular network, contracted either with Samsung or Sprint directly. During due diligence, the Company modeled a likely range of future revenue and cash flow based on the high degree of customer concentration risk. While the terminated CSA represented a material portion of that revenue, the resulting total future revenue and cash flow remained within the lower range of the forecast model. The Company utilized the lower end of the forecast range in evaluating the fair value of the acquired assets.  At December 31, 2015, the valuation yielded goodwill of $3.3 million, of which $1.5 million was related to the assembled workforce.  The goodwill is deductible for income tax purposes. The purchase accounting related to the valuation of certain tangible and intangible assets was complete as of December 31, 2015. The following is the allocation of the purchase price for the assets from Nexgen at the date of the acquisition as of December 31, 2015:

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

The Company assumed Nexgen’s existing lease for Nexgen’s offices in Schaumburg, Illinois.  Effective March 2016, the Company exercised its right of early termination of the Schaumburg lease.  The lease termination was effective as of August 31, 2016.  The Company moved the employees from the Schaumburg office to its Bloomingdale office prior to the termination date.  The Nexgen services acquired in 2015 were integrated into the existing RF Solutions services reporting unit and the data analytics products were integrated in the RF Solutions product reporting unit.  The Company sold its Engineering Services business to Gabe’s Construction in July 2017.

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

(unaudited) Year Ended December 31, 2015
REVENUES	$93,491
NET LOSS	$(617)
NET LOSS PER SHARE	$(0.03)

The pro forma results include an adjustment for intangible amortization of $0.3 million for the year ended December 31, 2015.  The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition occurred on January 1, 2015, nor is it necessarily indicative of the Company’s future consolidated results of operations or financial position.

4. Discontinued Operations

During the quarter ended June 30, 2017, the Company approved a plan to sell its Network Engineering Services business “Engineering Services”) and shift its focus towards research and development driven radio frequency (“RF”) products. On July 31, 2017, the Company sold its Network Engineering Services business to Gabe’s Construction Co., Inc. (“Gabe’s”). The Company filed a Form 8-K related to the disposition on August 4, 2017.

The disposition of Engineering Services met the requirements for classification as held for sale during the quarter ended June 30, 2017 because the disposition met all of the criteria outlined in the accounting guidance. Due to the significance of the results during the years ended December 31, 2016, 2015, and 2014, and because this disposition represented a strategic shift by the Company to focus on products, the disposition of Engineering Services also qualified as a discontinued operation for reporting purposes. As such, the Company reported the results of its Engineering Services business as discontinued operations beginning with the quarter ended June 30, 2017. In this annual report on Form 10-K, the results for Engineering Services are reported as discontinued operations for the years ended December 31, 2017, 2016 and 2015, respectively. All of the revenues and cost of revenues in discontinued operations related to services provided by the Company.

The Company sold the fixed assets and backlog of the Network Engineering Services business to Gabe’s for $1.45 million. At closing, the Company received $1.4 million, consisting of $1.3 million for the sale of the business and $0.1 million related to future services. A pre-tax book gain of $0.5 million is included in discontinued operations in the year ended December 31, 2017. The net pre-tax book gain includes proceeds from the sale of assets minus the book value of the assets disposed as well as severance and related payroll benefits for terminated employees. The book value of the assets was $0.6 million at the date of closing. On August 1, 2017, the Company terminated 25 employees, and Gabe’s hired 11 of these employees. The severance and related benefits for the terminated employees who were not subsequently hired by Gabe’s was $0.2 million. The income tax gain was $0.3 million, which included the tax value of the fixed assets and the remaining tax value for intangible assets no longer being used by the Company as of the sale to Gabe’s. The Company retained working capital of approximately $0.5 million, including accounts receivable, accounts payable, and accrued liabilities. Subsequent to the sale, the Company has provided transition services for billing and accounts receivable collection. The Company expects to complete the transition by March 31, 2018.

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

The following table is a reconciliation of the assets classified as held for sale in the consolidate balance sheets.

December 31,
2016
Prepaid expenses and other assets	$50
Current assets held for sale	50

Fixed assets	776
Non-current assets held for sale	$776

The details of the discontinued operations within the Statement of Operations are as follows:

	Years Ended December 31,
	2017	2016	2015

Revenues	$3,725	$11,707	$16,082
Cost of revenues	3,974	10,912	13,949
Gross profit	(249)	795	2,133
Operating expenses:
Sales and marketing	400	1,094	1,224
General and administrative	74	146	479
Amortization of intangible assets	0	1,120	1,521
Impairment of intangible assets	0	5,785	161
Restructuring expenses	19	430	21
Total operating expenses	493	8,575	3,406
Operating loss	(742)	(7,780)	(1,273)
Gain on sale	503	0	0
Net loss before income taxes	(239)	(7,780)	(1,273)
Benefit for income taxes	(52)	(2,896)	(439)
Net loss	$(187)	$(4,884)	$(834)

The details of the cash flows for discontinued operations are as follows:

	Years Ended December 31,
.	2017	2016	2015

Cash flows from discontinued operations:
Operating Activities:
Net loss	$(187)	$(4,884)	$(834)
Gain on sale of assets	(803)	0	0
Depreciation	197	521	475
Intangible amortization	0	1,120	1,521
Impairment of intangible assets	0	5,785	161
Deferred tax provision	(53)	(2,896)	(439)
Stock compensation	49	139	153
Prepaid expenses and other assets	2	(27)	0
Net cash used in operating activities	$(795)	$(242)	$1,037

Investing Activities:
Capital expenditures	$(16)	$(173)	$(502)
Proceeds from sale of assets	1,450	0	0
Net cash provided by (used) in investing activities	$1,434	$(173)	$(502)

Net cash flows from discontinued operations:	$639	$(415)	$535

The investing cash flows for the year ended December 31, 2017 includes the proceeds from the sale of assets to Gabe’s.

The Company recognized revenue for engineering services under the completed performance method.  Most engineering services were delivered in one week or less, and revenue was generally recognized when engineering reports were completed and issued to the customer.  For specialized staffing, the Company recognized revenue as services are provided to the customer.

5. Goodwill and Other Intangible Assets

Goodwill

There were no changes to goodwill during 2016 or 2017.  The $3.3 million of goodwill on the balance sheet was recorded in February 2015 as part of the purchase accounting for the Nexgen acquisition and was assigned to the RF Solutions segment.     There were no triggering events for the RF Solutions segment during the year ended December 31, 2017.  See the goodwill section of Note 1 for more information on the evaluation of goodwill.

Intangible Assets

The summary of other intangible assets, net is as follows:

	December 31, 2017			December 31, 2016
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$16,880	$16,880	$0	$16,880	$16,880	$0
Patents and technology	10,114	8,670	1,444	10,114	8,004	2,110
Trademarks and trade names	4,834	4,335	499	4,834	3,985	849
Other	2,506	2,336	170	2,506	2,190	316
	34,334	32,221	2,113	34,334	31,059	3,275
Assets related to discontinued operations	0	0	0	863	863	0
	$34,334	$32,221	$2,113	$35,197	$31,922	$3,275

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to six years.  In continuing operations, amortization expense was approximately $1.2 million for the years ended December 31, 2017 and 2016, respectively, and $2.5 million for the year ended December 31, 2015.  Amortization for technology assets is included in cost of revenues and amortization for all other intangible assets is included in operating expenses.  For the year ended December 31, 2017, $0.5 million of the intangible asset amortization was included in operating expenses and $0.7 million was included in cost of goods sold.  For the year ended December 31, 2016, $0.5 million of the intangible asset amortization was included in operating expenses and $0.7 million was included in cost of goods sold.  For the year ended December 31, 2015, $1.9 million of the intangible asset amortization was included in operating expenses and $0.6 million was included in cost of goods sold.

In discontinued operations, amortization expense was approximately $1.1 million and $1.5 million for the years ended December 31, 2016 and 2015, respectively.  There was no amortization expense in discontinued operations for the year ended December 31, 2017.

The assigned lives and weighted average amortization periods by intangible asset category is summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	5 years	5.0
Patents and technology	5 to 6 years	5.1
Trademarks and trade names	5 to 6 years	5.6
Other	1 to 6 years	3.0

The Company’s amortization expense for intangible assets is scheduled through the first quarter 2020.  The Company’s amortization expense over the next three years is as follows:

Fiscal Year	Amount
2018	$1,084
2019	$885
2020	$144

6. Restructuring

The following table summarizes the Company’s restructuring accrual activity for the years ended December 31, 2015, 2016 and 2017:

		Lease	Asset	Intangible		Continuing	Discontinued
	Severance	Terminations	Disposals	Assets	Total	Operations	Operations
Balance at January 1, 2015	$0	$0	$0	$0	$0	$0	$0
Restructuring expense	1,199	0	25	406	1,630	1,609	21
Payments/charges	(962)	0	(25)	(406)	(1,393)	(1,372)	(21)
Balance at December 31, 2015	237	0	0	0	237	237	0
Restructuring expense	254	338	72	0	664	234	430
Payments/charges	(485)	(148)	(72)	0	(705)	(471)	(234)
Balance at December 31, 2016	6	190	0	0	196	0	196
Restructuring expense	(1)	20	0	0	19	0	19
Payments/charges	(5)	(94)	0	0	(99)	0	(99)
Balance at December 31, 2017	$0	$116	$0	$0	$116	$0	$116

The restructuring liability is recorded on the balance sheet at December 31, 2017 and 2016 as follows:

	December 31, 2017	December 31, 2016

Accrued liabilities	$35	$126
Long-term liabilities	81	70
	$116	$196

Continuing Operations

During the first quarter 2016, the Company reduced headcount in its RF Solutions segment related to analytics.  The Company recorded restructuring expense in 2016 of $0.2 million in employee severance and payroll related costs.  These expenses were paid during 2016.

In 2015, the Company reduced U.S. headcount for both Connected Solutions and RF Solutions and the exited from the mobile towers product line.  To lower operating and production costs, the Company reduced headcount in engineering related to scanning receivers, in U.S. operations for Connected Solutions, and related to the mobile tower product line.  The Company terminated 51 employees between June and December 2015 and recorded severance and other employee benefits of $1.2 million.  We also recorded a charge of $0.4 million related to write-off of intangible assets related to the mobile towers product line.  Mobile towers were primarily sold into the oil and gas exploration market in North America.  The mobile towers were used to primarily provide a communications link to an oil drilling site or lighting for a site under construction.  The decline in oil prices caused a decline in related mobile tower sales.  The Company made the decision to exit the mobile tower product line due to the anticipated long-term effect on revenue from depressed oil prices, and one of the Company’s two tower suppliers filing for Chapter 7 bankruptcy in June 2015 as a result of the decline in sales. Mobile towers were not a key element of the Company’s antenna business within Connected Solutions.  The Company’s exit from the mobile tower product line did not meet the accounting guidance for discontinued operations.  The exit from mobile towers did not constitute a strategic shift in our operations.

Discontinued Operations

During the first quarter 2016, the Company reduced headcount related to Engineering Services and exited from its Colorado office in order to consolidate facility space.  The total restructuring expense in 2016 consisted of $0.1 million in employee severance and payroll related costs and $0.3 million for lease terminations.  The restructuring expense incurred for the lease termination included the remaining obligations under the lease, net of proceeds for a sublease.   The Company signed a sublease for the office space in the second quarter 2017.  During 2017, the Company adjusted the net amount due for the lease.  In July 2017, the Engineering Services business was sold to Gabe’s Construction and the activity related to Engineering Services is reported as discontinued operations.  The obligation for the Colorado lease was retained by the Company.  See Note 4 for additional information related to discontinued operations.

The following table summarizes the minimum lease payments and sublease payments under the lease agreements for the Colorado office:

Year	Lease Payments	Sublease Payments

2018	110	81
2019	122	88
2020	93	59
Total	$325	$228

7. Income Taxes

The domestic and foreign components of the continuing income (loss) before (benefit) expense for income taxes were as follows:

	Years Ended December 31,
	2017	2016	2015
Domestic	$917	$(3,695)	$(2,432)
Foreign	621	2,674	1,236
	$1,538	$(1,021)	$(1,196)

The (benefit) expense for income taxes of continuing operations consisted of the following:

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$0	$(5)	$30
State	34	12	91
Foreign	142	721	262
	176	728	383
Deferred:
Federal	(1,720)	10,123	(781)
State	(878)	917	(107)
Foreign	(49)	8	43
	(2,647)	11,048	(845)
Total	$(2,471)	$11,776	$(462)

A reconciliation of the (benefit) expense for income taxes at the federal statutory rate compared to the expense (benefit) at the effective tax rate is as follows:

	Years Ended December 31
	2017	2016	2015
Statutory federal income tax rate	34%	34%	34%
State income tax, net of federal benefit	3%	11%	1%
Tax effect of permanent differences	-2%	0%	-3%
Change in valuation allowance	-535%	-1238%	0%
Foreign Income Inclusion	37%	0%	0%
Effective state rate change to deferred tax assets	-11%	9%	0%
Effective Federal rate change to deferred tax assets	326%	0%	0%
Stock Compensation shortfalls	15%	0%	0%
Release of FIN 48 liability	-8%	0%	0%
Foreign income taxed at different rates	-6%	22%	6%
Tax on repatriation	-7%	0%	-10%
Research and development credits	-6%	6%	11%
Return to provision adjustments	-2%	4%	0%
Other	1%	-1%	0%
	-161%	-1153%	39%

On December 22, 2017, the United States federal government enacted the Tax Act, marking a change from a worldwide tax system to a modified territorial tax system in the United States.  As part of this change, the Tax Act, among other changes, provides for a Transition Tax on the accumulated unremitted foreign earnings and profits of foreign subsidiaries, a reduction of the U.S. federal corporate income tax rate from 34% to 21%, and an indefinite carryforward of net operating losses (“NOL’s”) incurred in 2018 and future periods.

In response to the enactment of the Tax Act in late 2017, the U.S. Securities and Exchange Commission issued SAB 118 to address situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted.  Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the Tax Act for which the accounting is incomplete, but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined.  The measurement period should not extend beyond one year.

To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits of relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.  The Company recorded provisional income tax expense of $0.6 million related to the deemed repatriation of the accumulated unremitted earnings and profits of the Company’s foreign subsidiaries.  The income for the Transition Tax is included as a component of the Company’s 2017 net operating loss included within deferred tax assets.  This provisional amount was based on information currently available, including estimated tax earnings and profits from foreign subsidiaries.

For the reduction in the corporate tax rate, the Company recorded provisional income tax expense of $5.0 million associated with the remeasurement of the Company’s gross deferred tax assets and an income tax benefit of $1.4 million associated with a remeasurement of the valuation allowance.  While we were able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by state treatment of the deemed repatriation of foreign profits and the Company’s Transition Tax.

The Company is continuing to gather additional information including refining the calculation of  earnings and profits of foreign subsidiaries and is continuing to monitor the guidance from the I.R.S., states, and other government agencies to more precisely compute the amount of the Transition Tax and the state income tax impact of the deemed distributions of the foreign earnings and profits and in order to complete the accounting for the effects of the Transition Tax in 2018.  The analyses will continue throughout 2018 and is expected to be completed when the Company files its income tax returns in late 2018.

The Company recorded a net income tax benefit of $2.5 million for the year ended December 31, 2017, income tax expense of $11.8 million for the year ended December 31, 2016, and an income tax benefit of $0.5 million for the year ended December 31, 2015.  The 2017 effective tax rate differed from the Federal rate of 34% because we decreased the valuation allowance for our U.S. deferred tax assets by $8.2 million, offsetting the net income tax expense of $5.0 million related to the remeasurement of net deferred tax assets, and the $0.6 million of income tax expense related to the Transition Tax.  The adjustment to the valuation allowance includes $1.4 million to reflect the new corporate tax rate of 21.0%.

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

Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The net deferred tax accounts consist of the following:

	December 31,
	2017	2016
Deferred Tax Assets:
Amortization	$5,384	$9,313
Net operating loss carryforwards	3,658	4,029
Federal, foreign, and state credits	1,627	1,307
Inventory reserves	949	1,397
Stock compensation	845	1,902
Accrued vacation	257	461
Other	635	298
Gross deferred tax assets	13,355	18,707
Valuation allowance	(5,234)	(13,300)
Net deferred tax asset	8,121	5,407
Deferred Tax Liabilities:
Depreciation	(387)	(895)
Net Deferred Tax Assets	$7,734	$4,512

At December 31, 2017, the Company had $7.7 million of net deferred tax assets, consisting of domestic net deferred tax assets of $7.6 million and foreign net deferred tax assets of $0.1 million.  The net income tax expense related to the remeasurement of the deferred tax assets consisted of income tax expense of $5.0 million related to gross deferred tax assets and an income tax benefit of $1.4 million related to the valuation allowance.  At December 31, 2016, the Company had $4.5 million of net deferred tax assets, consisting of domestic net deferred tax assets of $4.4 million and foreign net deferred tax assets of $0.1 million.  The most significant balance within the net deferred tax assets at December 31, 2017 and 2016 relates to intangible assets acquired under purchase accounting which are amortized for tax purposes over 15 years, but for shorter periods under generally accepted accounting principles. The Company had a valuation allowance of $5.2 million and $13.3 million at December 31, 2017 and 2016, respectively.

On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s net deferred tax assets consist of assets related to net operating losses and credits as well as assets related to timing differences. The Company’s net operating losses and credits have a finite life primarily based on  the 20-year carryforward rule for federal NOL’s generated as of December 31, 2017. The timing differences have a ratable reversal pattern over 13 years. Under the new rules enacted with the Tax Act, tax losses incurred in 2018 and future periods will not expire, thereby extending the period by which the Company’s deferred tax assets can be realized. In continuing operations, the Company recorded pre-tax book income for the year ended December 31, 2017, but for the cumulative three-year period, the Company has recorded pretax book losses of $0.7 million. As of December 31, 2017, the Company’s future projections for U.S. book income have increased due to the sale of Engineering Services in July 2017 and from growth in U.S. business for both segments compared to historical periods.  The Company’s Engineering Services business incurred pre-tax book losses of $7.8 million and $1.3 million for the years ended December 31, 2016 and 2015, respectively.

For the deferred tax assets related to net operating losses and credits, the Company believes that it is more likely than not that these deferred tax assets will not be realized based on the negative evidence of the cumulative loss and expiration of the NOL’s.  For the Company’s deferred tax assets related to timing differences, the Company believes it is more likely than not that the deferred tax assets will be realized based on the positive evidence which includes a trend of higher future book income and the indefinite carryforwards for NOL’s incurred in 2018 and future periods.  The valuation allowance at December 31, 2017 reflects an allowance on its deferred tax assets related to expiring net operating losses and credits and no valuation allowance on its deferred tax assets related to timing differences. Based on its assessment, the Company reduced its valuation allowance for deferred tax assets by $8.2 million.  This adjustment to the valuation allowance includes $1.4 million to reflects the new corporate tax rate of 21.0%.  The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction.  Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

The valuation allowance at December 31, 2016 was primarily because the Company did not believe it would generate sufficient US taxable income to realize a significant portion of its deferred tax assets.   In 2016, the Company recorded adjustments of $12.6 million to increase its valuation allowance for deferred tax assets.  During 2016, the cumulative three-year US book income had turned to a loss.  In addition, the Company reduced its domestic profit forecast because it lowered its long-term forecast for its services business and increased the contribution of the profits from its China subsidiary.

Accounting for Uncertainty for Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2017	2016
Beginning of period	$870	$850
Addition related to tax positions in current year	13	20
Reversals for uncertain tax positions	(183)	0
End of period	$700	$870

Included in the balance of total unrecognized tax benefits at December 31, 2017 are potential benefits of $0.7 million that, if recognized, would affect the effective rate on income before taxes.  The Company does not anticipate that its unrecognized tax benefits significantly increase or decrease within the next twelve months.

The Company recognizes all interest and penalties, including those relating to unrecognized tax benefits as income tax expense.  There was no income tax expense related to interest and penalties for the years ended December 31, 2017, 2016, and 2015.

Audits

The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions.  The Company’s U.S. federal tax returns remain subject to examination for 2015 and subsequent periods.  The Company’s state tax returns remain subject to examination for 2012 and subsequent periods.  The Company’s foreign tax returns remain subject to examination for 2010 and subsequent periods.

Summary of Carryforwards

At December 31, 2017, the Company has a federal net operating loss carryforward of $12.7 million that expires between 2031 and 2037, state net operating loss carryforwards of $14.2 million that expire between 2025 and 2037.    Additionally, the Company has $1.0 million of federal research credits that expire between 2030 and 2037 and $1.5 million of state research credits with no expiration.

Investment in Foreign Operations

In 2015, the Company provided U.S. income taxes of $0.1 million related to the expected repatriation of earnings from its subsidiary in Israel.  The Company adjusted this amount to reflect the provisional amount calculated from the Transition Tax.  The Company expects to liquidate this entity and repatriate the earnings in 2018.  As of December 31, 2017, there are no business activities in this subsidiary.  While the Company recorded income tax related to the deemed dividend of earnings of its China subsidiary, the Company considers such earnings permanently reinvested.  Upon repatriation of these earnings, the Company would be subject to local withholding taxes.

8. Commitments and Contingencies

Operating Leases

The Company has operating leases for facilities through 2025 and office equipment through 2021.  The future minimum rental payments under these leases at December 31, 2017, are as follows:

Year	Amount
2018	1,134
2019	1,084
2020	486
2021	139
Thereafter	341
Future minimum lease payments	$3,184

The rent expense under leases was approximately $0.9 million, $0.8 million, and $0.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Capital Leases

The Company has capital leases for office and manufacturing equipment.  As of December 31, 2017, and 2016, the equipment had cost, accumulated depreciation, and a net book value as follows:

	December 31, 2017	December 31, 2016
Cost	$453	$324
Accumulated Depreciation	(195)	(105)
Net Book Value	$258	$219

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount
2018	107
2019	90
2020	50
2021	38
2022	11
Total minimum payments required	296
Less: amount representing interest	19
Present value of net minimum lease payments	$277

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The Company’s allowance for sales returns was $0.2 million at December 31, 2017 and 2016 and is included within accounts receivable on the consolidated balance sheet.

The Company offers repair and replacement warranties of primarily five years for antenna products and for scanning receivers.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends.  The warranty reserve was $0.4 million at December 31, 2017 and at December 31, 2016, respectively and is included in other accrued liabilities in the accompanying consolidated balance sheets.

	Year Ended December 31,
	2017	2016
Beginning balance	$394	$348
Provisions for warranties	102	114
Consumption of reserves	(114)	(68)
Ending balance	$382	$394

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

9. Shareholders’ Equity

Common Stock

The activity related to common shares outstanding for the years ended December 31st is as follows:

(share data in thousands)	2017	2016	2015
Beginning of year	17,335	17,654	18,571
Issuance of common stock on exercise of stock options net of stock swaps	189	0	35
Issuance of restricted common stock and performance shares, net of cancellations	245	400	916
Issuance of common stock from executive bonuses	113	0	0
Issuance of common stock from purchase of Employee Stock Purchase Plan shares	140	146	134
Cancellation of stock for withholding tax for vested shares	(215)	(82)	(59)
Common stock buyback	0	(783)	(1,943)
End of Year	17,807	17,335	17,654

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock in one or more series, each with a par value of $0.001 per share.  As of December 31, 2017, and 2016, no shares of preferred stock were issued or outstanding.

10. Stock-Based Compensation

Stock Plans

Common Stock Reserved for Future Issuance

At December 31, 2017, the Company had 3,670,085 shares of common stock that could potentially be issued under various stock-based compensation plans described in this footnote.  A summary of the reserved shares of common stock for future issuance are as follows:

	December 31,
	2017	2016
PCTEL Stock Plan	3,298,876	3,937,606
2001 Stock Plan	19,600	31,110
Employee Stock Purchase Plan	351,609	491,210
Total shares reserved	3,670,085	4,459,926

These amounts include the shares available for grant and the options outstanding.

PCTEL Stock Plan

The Board of Directors may grant to employees, directors and consultants restricted stock, options to purchase common stock, or stock purchase rights at terms and prices determined by the Board under the PCTEL Stock Plan (“Stock Plan”) which expires in 2025.  Under the Stock Plan, restricted share awards are deducted from the shares available in the Stock Plan at a ratio of 1.78 stock option awards are deducted from the shares available in the Stock Plan at a ratio of 1.0.  As of December 31, 2017, options to acquire 450,884 shares were outstanding and a total of 2,847,992 shares remain available for future grants.

2001 Non-Statutory Stock Option Plan

Options granted under the 2001 Plan are exercisable at any time within ten years from the date of grant or within ninety days of termination of employment.  In June 2010, the stockholders approved certain changes to the PCTEL Stock Plan that included the following: (i) there would be no additional grants from the 2001 Stock Plan; and (ii) any shares returned (or that would have otherwise returned) to the 2001 Plan would be added to the shares of common stock authorized for issuance under the PCTEL Stock Plan.  The 2001 Plan terminated in August 2011, and options to acquire 19,600 shares were outstanding at December 31, 2017.

Employee Stock Purchase Plan

Under the Company’s ESPP, eligible employees can purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period.   The expiration date of the ESPP is the date that all shares authorized have been granted.  As of December 31, 2017, the Company had 351,609 shares remaining that can be issued under the Purchase Plan.

Stock-Based Compensation Expense

The consolidated statements of operations include $3.0 million, $3.8 million, and $1.7 million of stock compensation expense in continuing operations for the years ended December 31, 2017, 2016, and 2015, respectively.   The Company did not capitalize any stock compensation expense during the years ended December 31, 2017, 2016, and 2015.

The stock-based compensation expense by type is as follows:

	Years Ended December 31,
	2017	2016	2015
Service-based awards	$2,785	$2,910	$1,674
Stock bonuses	0	609	0
Stock option and employee purchase plans	220	328	490
Performance-based shares and stock options	0	0	(452)
Total continuing operations	3,005	3,847	1,712
Discontinued operations	49	139	153
Total	$3,054	$3,986	$1,865

The stock-based compensation is reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
	2017	2016	2015
Cost of revenues	$268	$281	$250
Research and development	517	651	419
Sales and marketing	474	617	212
General and administrative	1,746	2,298	831
Total continuing operations	3,005	3,847	1,712
Discontinued operations	49	139	153
Total	$3,054	$3,986	$1,865

Restricted Stock - Serviced Based

The Company grants service-based restricted shares as employee incentives.  When service-based restricted stock is granted to employees, the Company records deferred stock compensation within additional paid-in capital, representing the fair value of the common stock on the date the restricted shares are granted.  The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares.  These grants vest over various periods.  During the first quarter 2017, the Company issued 285,000 service-based restricted stock awards to employees that cliff vest in two years.  During the years ended December 31, 2017, 2016 and 2015, the Company awarded annual service-based restricted stock to eligible employees as long-term incentives.

The following table summarizes service-based restricted stock activity for the years ended December 31st:

	2017		2016		2015
Unvested Restricted Stock Awards	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Beginning of year	1,120,960	$5.83	1,050,172	$6.11	343,836	$7.41
Shares awarded	337,786	6.13	457,300	5.60	1,033,776	6.12
Shares vested	(527,657)	6.27	(242,585)	6.43	(193,751)	7.20
Shares cancelled	(102,513)	5.92	(143,927)	6.20	(133,689)	7.90
End of year	828,576	$5.66	1,120,960	$5.83	1,050,172	$6.11

The intrinsic values of service-based restricted shares that vested were $3.3 million, $1.1 million, and $1.5 million during the years ended December 31, 2017, 2016, and 2015, respectively.

As of December 31, 2017, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock was approximately $2.7 million, to be recognized through 2020 over a weighted average period of 1.4 years.

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

The following summarizes the service-based restricted stock unit activity during the year ended December 31st:

	2017		2016		2015
Unvested Restricted Stock Units	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Beginning of year	36,388	$5.57	22,725	$5.65	4,600	$7.47
Units awarded	5,000	5.97	15,000	5.61	22,350	5.62
Units vested/Shares awarded	(9,588)	6.13	(1,337)	7.25	(2,475)	7.00
Units cancelled	0	0.00	0	0.00	(1,750)	7.91
End of year	31,800	$5.47	36,388	$5.57	22,725	$5.65

The intrinsic values of service-based restricted stock units that vested were $60, $7, and $20 during the years ended December 31, 2017, 2016, and 2015, respectively.

The Company recorded stock compensation expense of $65, $58, and $22 for restricted stock units in the years ended December 31, 2017, 2016, and 2015, respectively.  As of December 31, 2017, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was $0.1, million to be recognized through 2020 over a weighted average period of 0.9 years.

Stock Options

The Company grants stock options to purchase common stock as long-term incentives.  The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date.  Employee options are subject to installment vesting typically over a period of four years.  Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement.   The Company grants stock options with a seven-year life.   No stock options were granted during 2017.  During the years ended December 31, 2016, and 2015, the Company awarded stock options to certain new employees for incentive purposes.

A summary of the Company’s stock option activity for the years ended December 31st is as follows:

	2017		2016		2015
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning of Year	825,561	$7.30	1,220,442	$7.72	1,357,928	$7.81
Options granted	0	0.00	26,000	4.95	185,000	7.61
Options exercised	(211,044)	7.09	0	0.00	(35,134)	7.25
Options forfeited	(103,381)	8.24	(86,061)	7.36	(141,722)	7.46
Options cancelled/expired	(40,652)	6.70	(334,820)	8.64	(145,630)	8.75
End of Year	470,484	$7.24	825,561	$7.30	1,220,442	$7.72
Exercisable	458,698	$7.28	628,333	$7.40	764,546	$7.97

During the year ended December 31, 2017, the Company received proceeds of $1.5 million from the exercise of 211,044 options.  The intrinsic value of these options exercised was $128. During the year ended December 31, 2015, the Company received proceeds of $0.3 million from the exercise of 35,134 options.  The intrinsic value of these options exercised was $34.     There were no exercises during the year ended December 31, 2016.

The range of exercise prices for options outstanding and exercisable at December 31, 2017, was $5.00 to $10.46.  The following table summarizes information about stock options outstanding under all stock option plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00 — $ 6.00	13,500	5.73	$5.05	4,155	$5.05
6.00 — 7.00	7,489	1.78	6.67	7,489	6.67
7.00 — 8.00	424,445	2.29	7.20	423,119	7.20
8.00 — 9.00	7,500	2.64	8.25	6,385	8.28
9.00 — 10.00	16,150	0.30	9.62	16,150	9.62
10.00 — 10.46	1,400	0.58	10.46	1,400	10.46
$ 5.00 — $ 10.46	470,484	2.31	$7.24	458,698	$7.28

The weighted average contractual life and intrinsic value at December 31, 2017, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	2.31	$116
Options Exercisable	2.23	$94

The intrinsic value is based on the share price of $7.37 at December 31, 2017.

The fair values of stock option awards are estimated on the date of grant using the Black-Scholes option valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the employee stock options.

The dividend yield rate is calculated by dividing the Company’s annual dividend by the closing price on the grant date. The risk-free interest rate is based on the U.S. Treasury yields with remaining term that approximates the expected life of the options granted.  The Company calculates the volatility based on a five-year historical period of the Company’s stock price.   The expected life used for options granted is based on historical data of employee exercise performance.  The Company records expense based on the grading vesting method.

As of December 31, 2017, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $36, to be recognized through 2020 over a weighted average period of 1.2 years.

Stock Bonuses

For the Company’s 2016 short-term incentive plan (“STIP”), executives were paid in the Company’s stock.  The value of the shares was based on percentages achieved related to the 2016 metrics and the number of shares was based on the value as of March 3, 2017 the date the Compensation Committee approved the payments under the STIP.  The Company recorded $0.6 million of compensation expense based on the stock bonuses earned by the executive employees.  The shares were awarded in March 2017. 100% of the Company’s 2017 STIP is payable in cash.

Performance-based Equity Awards

The Company granted performance awards to executives in 2014 and 2015 as long-term incentives.  These long-term incentive plans (“LTIPs”) had four-year revenue goals to encourage long-term growth with a penalty if certain profit levels were not maintained.  Each four-year period was divided into two interim periods (each an “Interim Period”).  The LTIPS were designed so that at the end of each Interim Period, the participants would receive an equity award if the Company’s actual revenue at the conclusion of the Interim Period exceeds the Interim Period threshold.  The equity award increased in a linear progression as the Company’s revenue for the Interim Period increased.  The fair value of these performance awards was calculated based on the stock price on the date of grant and stock compensation expense is amortized over the performance period for these awards based on estimated achievement of the goals.

The following summarizes the performance unit activity during the years ended December 31st:

	2017		2016		2015
Unvested Performance Units - at Target	Awards	Weighted Average Fair Value	Awards	Weighted Average Fair Value	Awards	Weighted Average Fair Value
Beginning of Year	296,500	$7.95	555,000	$7.78	380,000	$8.47
Units awarded	0	0.00	0	0.00	431,000	7.49
Units vested	0	0.00	0	0.00	(13,202)	7.98
Units cancelled	(186,000)	8.22	(258,500)	7.58	(242,798)	8.34
End of Year	110,500	$7.49	296,500	$7.95	555,000	$7.78

Under the 2015 LTIP, the four-year period was divided into two interim periods (each an “Interim Period”), the first of which ended on December 31, 2016, and the second of which will end on December 31, 2018.  At the award date, the number of shares that could be earned collectively by all participants at target was 424,000 The Company did not meet the revenue threshold for the year ended December 31, 2016 and does not expect the revenue threshold to be met for the year ended December 31, 2018.

Under the 2014 LTIP, the four-year period was divided into two interim periods (each an “Interim Period”), the first of which ended on December 31, 2015, and the second of which ended on December 31, 2017. The number of shares that could be earned collectively by all participants at target was 380,000. The Company did not meet the revenue thresholds for the years ended December 31, 2015 or 2017.

The performance-based awards cancelled during 2017 consisted of 102,500 awards that were not earned related to the 2017 Interim Period and 83,500 awards related to terminated employees.  The awards cancelled during 2016 consisted of 158,500 awards that were not earned related to the 2016 Interim Period and 100,000 awards for terminated employees.  The units cancelled during 2015 consisted of 162,000 awards that did not vest related to the 2015 Interim Period and 80,798 awards for terminated employees.

The number of awards presented in the table above is based on achievement at target.  The intrinsic value of performance units that vested during the year ended December 31, 2015 was $82.

Employee Stock Purchase Plan

The following summarizes the Purchase Plan activity during the years ended December 31st:

	2017		2016		2015
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Outstanding, beginning of year	0	$0.00	0	$0.00	0	$0.00
Granted	139,601	1.41	145,948	1.16	133,607	1.35
Vested	(139,601)	1.41	(145,948)	1.16	(133,607)	1.35
Outstanding, end of year	0	$0.00	0	$0.00	0	$0.00

Based on the 15% discount and the fair value of the option feature of this plan, the ESPP is considered compensatory.  Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.  The Company recognized compensation expense of $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Employee Stock Purchase Plan
	2017	2016	2015
Dividend yield	3.5%	3.7%	3.4%
Risk-free interest rate	1.1%	0.8%	0.6%
Expected volatility	34%	33%	34%
Expected life (in years)	0.5	0.5	0.5

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

Board of Director Equity Awards

The Company grants equity awards under the Stock Plan to members of its Board of Directors for an annual retainer and for committee services in shares of the Company’s stock.  These awards vest immediately.  New directors receive service-based restricted shares which vest over three years.  Since there were no new directors in 2017, no service-based restricted shares were awarded for directors in 2017.  During the year ended December 31, 2017, the Company issued 52,786 shares of the Company’s stock with a fair value of $0.4 million which vested immediately to the directors.  During the year ended December 31, 2016, the Company issued 85,374 shares of the Company’s stock with a fair value of $0.4 million which vested immediately to the directors.  During the year ended December 31, 2015, the Company issued 37,379 shares of the Company’s stock with a fair value of $0.3 million which vested immediately to the directors.

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes.  For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority.  For withholding taxes related to stock awards, the Company paid $1.3 million during the year ended December 31, 2017, and $0.4 million during the years ended December 31, 2016 and 2015.

11. Stock Repurchases

All share repurchase programs are authorized by the Company’s Board of Directors.  On April 20, 2015, the Board of Directors authorized the repurchase of 500,000 shares of stock under an existing share repurchase program.  Additionally, on August 10, 2015, the Board of Directors authorized repurchase of an additional 1,300,000 shares under the existing share repurchase program, for a total of 2,726,000 shares.  The Company repurchased 783,212 shares at an average price of $5.23 during the year ended December 31, 2016.  The Company repurchased 1,942,788 shares at an average price of $6.22 during the year ended December 31, 2015.  At December 31, 2017, the Company   had no shares remaining that could be repurchased under these programs.

The following table is a summary of the share repurchases for the years ended December 31st:

Year	Shares	Amount	Avg price per Share
2015	1,942,788	$12,079	$6.22
2016	783,212	$4,095	$5.23

12. Segment, Customer and Geographic Information

PCTEL operates in two segments for reporting purposes.  The Company’s Connected Solutions segment includes its antenna and engineered site solutions. Its RF Solutions segment includes its scanning receivers and other test tools. Each of the segments has its own segment manager as well as its own engineering, business development, sales and marketing, and operational general and administrative functions.  All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment.  The Company’s chief operating decision maker uses operating profits and identified assets for the Connected Solutions and RF Solutions segments to make operating decisions.

The following tables are the segment operating profits and cash flow information for the years ended December 31, 2017, 2016 and 2015, and the segment balance sheet information as of December 31, 2017 and December 31, 2016:

	Year Ended December 31, 2017
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$68,612	$23,019	$(194)	$91,437
GROSS PROFIT	$22,439	$16,354	$18	$38,811
OPERATING INCOME (LOSS) FOR CONTINUING OPERATIONS	$8,304	$4,177	$(11,048)	$1,433

Depreciation	$1,734	$558	$275	$2,567
Intangible amortization	$155	$1,007	$0	$1,162
Capital expenditures	$1,706	$521	$439	$2,666

	As of December 31, 2017
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$12,961	$5,466	$0	$18,427
Inventories	$11,418	$1,338	$0	$12,756

Long-lived assets:
Property and equipment, net	$10,161	$1,300	$908	$12,369
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$78	$2,035	$0	$2,113
Deferred tax assets, net	$0	$0	$7,734	$7,734
Other noncurrent assets	$0	$0	$72	$72

	Year Ended December 31, 2016
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$65,763	$19,419	$(176)	$85,006
GROSS PROFIT	20,706	13,690	15	34,411
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	$7,804	$1,042	$(9,979)	$(1,133)
Depreciation	$1,720	$660	$249	$2,629
Intangible amortization	$192	$1,006	$0	$1,198
Capital expenditures	$1,192	$174	$373	$1,739

	As of December 31, 2016
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$12,731	$6,370	$0	$19,101
Inventories	$12,301	$2,141	$0	$14,442
Long-lived assets:
Property and equipment, net	$9,756	$1,346	$731	$11,833
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$233	$3,042	$0	$3,275
Deferred tax assets, net	$0	$0	$4,512	$4,512
Other noncurrent assets	$0	$0	$36	$36

	Year Ended December 31, 2015
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$69,579	$21,173	$(219)	$90,533
GROSS PROFIT	20,426	14,670	32	35,128
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	$5,040	$975	$(10,498)	$(4,483)
Depreciation	$1,706	$633	$271	$2,610
Intangible amortization	$850	$1,649	$0	$2,499
Capital expenditures	$954	$495	$151	$1,600

All revenues and cost of revenues in continuing operations for the years ended December 31, 2017, 2016 and 2015 relate to products.  All revenues and cost of revenues included in discontinued operations relate to services.  See Note 4 for the revenues and cost of revenues in discontinued operations for the years ended December 31, 2017, 2016 and 2015.

The Company’s revenue to customers by geographic location, as a percent of total revenues, is as follows:

	Years Ended December 31,
Region	2017	2016	2015
Asia Pacific	17%	22%	9%
Europe, Middle East, & Africa	9%	9%	11%
Other Americas	5%	6%	6%
Total Foreign sales	31%	37%	26%
Total Domestic sales	69%	63%	74%
	100%	100%	100%

The following tables represents the customer that accounted for 10% or more of revenues during the years ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
Revenues	2017	2016	2015
Customer A	9%	11%	3%

The following table represents the customers that accounted for 10% or more of total trade accounts receivable at December 31, 2017 and 2016.

	As of December 31,
Trade Accounts Receivable	2017	2016
Customer A	7%	17%
Customer B	12%	8%

The long-lived assets by geographic region are as follows:

	December 31,
	2017	2016	2015
United States	$23,938	$22,557	$23,741
All Other	1,682	1,207	994
	$25,620	$23,764	$24,735

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

The Company’s contributions to retirement plans were as follows:

	Years Ended December 31,
	2017	2016	2015
PCTEL, Inc. 401(k) profit sharing plan - US employees	$627	$577	$644
Defined contribution plans - foreign employees	446	378	345
Total	$1,073	$955	$989

14. Quarterly Data (Unaudited)

	Quarters Ended,
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Revenues	$22,970	$21,501	$23,665	$23,301
Gross profit	9,454	8,962	10,150	10,245
Operating income (loss)	24	(339)	893	855
Income (loss) before income taxes	50	(325)	927	886
Net income (loss) from continuing operations	184	(185)	721	3,289
Net income (loss) from discontinued operations	(214)	(168)	234	(39)
Net income (loss)	$(30)	$(353)	$955	$3,250
Net income (loss) per share from continuing operations:
Basic	$0.01	$(0.01)	$0.04	$0.19
Diluted	$0.01	$(0.01)	$0.04	$0.19
Net income (loss) per share from discontinued operations:
Basic	$(0.01)	$(0.01)	$0.02	$0.00
Diluted	$(0.01)	$(0.01)	$0.02	$0.00
Net income (loss) per share:
Basic	$0.00	$(0.02)	$0.06	$0.19
Diluted	$0.00	$(0.02)	$0.06	$0.19
Weighted Average Shares:
Basic	16,340	16,534	16,757	16,926
Diluted	16,340	16,534	17,065	17,299

	Quarters Ended,
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Revenues	$19,183	$21,308	$20,892	$23,623
Gross profit	7,459	8,934	8,255	9,763
Operating income (loss)	(1,290)	(86)	(300)	543
Income (loss) income taxes	(1,284)	(78)	(265)	606
Net income (loss) from continuing operations	(538)	(7,781)	89	(4,567)
Net income (loss) from discontinued operations	(918)	(3,292)	86	(760)
Net income (loss)	$(1,456)	$(11,073)	$175	$(5,327)
Net income (loss) per share from continuing operations:
Basic	$(0.03)	$(0.49)	$0.01	$(0.28)
Diluted	$(0.03)	$(0.49)	$0.01	$(0.28)
Net income (loss) per share from discontinued operations:
Basic	$(0.06)	$(0.20)	$0.00	$(0.05)
Diluted	$(0.06)	$(0.20)	$0.00	$(0.05)
Net income (loss) per share:
Basic	$(0.09)	$(0.69)	$0.01	$(0.33)
Diluted	$(0.09)	$(0.69)	$0.01	$(0.33)
Weighted Average Shares:
Basic	16,324	15,979	16,106	16,194
Diluted	16,324	15,979	16,245	16,194

The quarterly information includes reclassifications between revenues, cost of revenues and operating expenses for discontinued operations.

15. Related Parties

The Company leased its Pryor, Oklahoma facility from American Tradition Custom Steel LLC, of which Aaron Jarvis is a member.  Mr. Jarvis was the operations manager for the Company’s mobile tower business.  Mr. Jarvis was separated from employment with the Company in September 2015, and the lease terminated on October 31, 2015.  Mr. Jarvis provided warranty support as a contractor for the mobile towers product line through October, 2016, because all warranty periods ended by then. There were no other related party transactions.

16. Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) of $54 and $(382) at December 31, 2017 and December 31, 2016, respectively, consists of foreign currency translation adjustments.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making its assessment of internal control over financial reporting, management used the criteria described in “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our management’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective to provide assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B:  Other Information

None.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

The information with respect to the directors. the board committees of the Company, and director compensation required to be included pursuant to this Item 10 is included in PCTEL’s proxy statement for the 2018 Annual Meeting of Stockholders under the captions “Proposal #1 Election of Directors” and “Corporate Governance” which will be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines and is incorporated in this Item 10 by reference.

The information regarding executive compensation in response to this item will be included in PCTEL’s proxy statement for the 2018 Annual Meeting of Stockholders and incorporated by reference herein under the captions “Compensation Discussion and Analysis”- Compensation and Philosophy; -Overview and Responsibilities of the Compensation Committee; -Annual Compensation Process; -Summary of Principal Elements of Executive Compensation; -2018 Executive Compensation; -General Terms of Equity Grants.  Information included under the caption “Compensation Committee Report” in PCTEL’s proxy statement for the 2018 Annual Meeting of Stockholders is incorporated by reference herein; however, this information shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 11:  Executive Compensation

The information required by Item 402, 407(e)(4) and Item 407(e)(5) of Regulation S-K will be included under the captions “Compensation Discussion and Analysis,” “Executive Compensation and Other Matters,” “Compensation Committee Interlocks” and “Compensation Committee Report,” respectively, in PCTEL’s proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in PCTEL’s proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated by reference herein.

The information regarding securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in PCTEL’s proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13:  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections entitled "Certain Relationships and Related Person Transactions" and “Corporate Governance” which will be contained in PCTEL’s proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 14:  Principal Accountant Fees and Services

Information regarding principal accounting fees and services is under the caption “Summary of Fees” of Proposal #3 in PCTEL’s proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated by reference herein.

Information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 is included in the 2018 Proxy Statement and is incorporated in this Item 14 by reference.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K on pages 29 to 68.

(a) (2) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report under "Schedule II" immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2017.

All other information called for this Item are omitted because they are inapplicable, or the required information is shown in the financial statements, or notes thereto, included herein.

PCTEL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Addition	End of
	of Year	Expenses	(Deductions)	Year
Year Ended December 31, 2015:
Allowance for doubtful accounts	$121	205	(12)	$314
Warranty reserves	$304	60	(16)	$348
Deferred tax asset valuation allowance	$633	26	0	$659
Year Ended December 31, 2016:
Allowance for doubtful accounts	$314	(40)	(1)	$273
Warranty reserves	$348	114	(68)	$394
Deferred tax asset valuation allowance	$659	12,641	0	$13,300
Year Ended December 31, 2017:
Allowance for doubtful accounts	$273	55	(9)	$319
Warranty reserves	$394	102	(114)	$382
Deferred tax asset valuation allowance	$13,300	(8,236)	170	$5,234

All other schedules called for by Form 10-K are omitted because they are inapplicable, or the required information is shown in the financial statements, or notes thereto, included herein.

(a) (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.  We will furnish at no cost a copy of any exhibit filed with or incorporated by reference into this Annual Report on Form 10-K.  Oral or written requests for copies of any exhibits should be directed to us, Attn: Corporate Secretary.

Item 16: Form 10-K Summary

Not applicable.

Exhibit No.		Description	Reference

2.1.1		Asset Purchase Agreement dated July 9, 2012, by and among PCTEL, Inc., TelWorx Communications, LLC, and other parties.	Incorporated by reference to Exhibit Number 2.1 filed with the Registrant's Current Report on Form 8-K filed July 13, 2012.

2.1.2		Amendment to Asset Purchase Agreement dated March 27, 2013, by and among PCTEL, Inc., PCTelWorx Enterprises, LLC f/k/a TelWorx Communications, LLC and the other parties thereto.	Incorporated by reference to Exhibit Number 10.1 filed with the Registrant’s Current Report on Form 8-K dated March 27, 2013.

2.2		Asset Purchase Agreement dated February 27, 2015, by and among PCTEL, Inc., Nexgen Wireless, Inc. and other parties thereto.	Incorporated by reference to Exhibit Number 2.1 filed with the Registrant's Current Report on Form 8-K filed March 4, 2015.

2.2.1		Amendment to Asset Purchase Agreement dated as of May 5, 2015 by and among, PCTEL, Inc., Nexgen Wireless, Inc. and other parties thereto.	Incorporated by reference to Exhibit Number 2.1 filed with the Registrant's Quarterly Report on Form 10-Q filed March 31, 2015.

2.3		Asset Purchase Agreement, dated July 31, 2017, by and between PCTEL and Gabe’s Construction Co., Inc.	Incorporated by reference to Exhibit Number 10.1 filed with the Registrant’s Current Report on Form 8-K filed on August 4, 2017

3.1		Amended and Restated Certificate of Incorporation of PCTEL, Inc. (P)	Incorporated by reference to Exhibit Number 3.2 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-84707).

3.2		Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit Number 3.3 filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2001.

4.1		Specimen common stock certificate (P)	Incorporated by reference to Exhibit Number 4.1 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-84707).

10.1	*	Form of Indemnification Agreement between PCTEL, Inc. and each of its directors and officers (P)	Incorporated by reference to Exhibit Number 10.1 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-84707).

10.2	*	Employment Agreement between Jeffrey A. Miller and PCTEL, Inc., dated November 7, 2001	Incorporated by reference to Exhibit Number 10.25 filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2001.

10.2.1	*	Letter agreement dated August 22, 2006 amending the Employment Agreement, by and between PCTEL, Inc. and Jeffrey A. Miller	Incorporated by reference to Exhibit Number 10.25.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.3	*	Employment Agreement between John Schoen and the Registrant, dated November 12, 2001	Incorporated by reference to Exhibit Number 10.26 filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2001.

10.3.1	*	Letter agreement dated August 22, 2006 amending the Employment Agreement, by, and between PCTEL, Inc. and John Schoen	Incorporated by reference to Exhibit Number 10.26.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.4	*	Stock Option Agreement of Jeffrey A. Miller, dated November 15, 2001	Incorporated by reference to Exhibit Number 10.1 filed with the Registrant's Registration Statement on Form S-8 filed on December 14, 2001 (File No. 333-75204).

10.5	*	Stock Option Agreement of John Schoen, dated November 15, 2001	Incorporated by reference to Exhibit 10.2 filed with the Registrant's Registration Statement on Form S-8 filed on December 14, 2001 (File No. 333-75204).

Exhibit No.		Description	Reference

10.6	*	Employment Agreement dated November 11, 2016 between PCTEL, Inc. and Martin H. Singer.	Incorporated by reference to Exhibit Number 10.6.1 filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2016.

10.7	*	Management Retention Agreement dated September 5, 2007 between PCTEL, Inc., and Martin H. Singer	Incorporated by reference to Exhibit Number 10.62 filed with the Registrant's Current Report on Form 8-K filed on September 10, 2007.

10.8	*	Form of Management Retention Agreement	Incorporated by reference to Exhibit Number 10.64 filed with the Registrant's Current Report on Form 8-K filed on October 12, 2007.

10.9	*	Form of 1997 Stock Plan Performance Share Agreement	Incorporated by reference to Exhibit Number 10.66 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.10	*	Form of Stock Plan Stock Option Award Agreement, as amended September 18, 2008	Incorporated by reference to Exhibit Number 10.69 filed with the Registrant's Current Report on Form 8-K filed on September 22, 2008.
10.10.1	*	PCTEL, Inc., 2001 Nonstatutory Stock Option Plan, as amended November 7, 2008.	Incorporated by reference to Exhibit Number 10.70 filed with the Registrant's Current Report on Form 8-K filed on November 13, 2008.
10.10.2	*	PCTEL, Inc., 2001 Nonstatutory Stock Option Plan Form of Stock Option Agreement, as amended November 7, 2008.	Incorporated by reference to Exhibit Number 10.71 filed with the Registrant's Current Report on Form 8-K filed on November 13, 2008.

10.11	*	Employee Stock Purchase Plan, as amended and restated June 10, 2015	Incorporated by reference from Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed April 30, 2014.

10.12	*	PCTEL, Inc., Stock Plan, as amended and restated June 30, 2015	Incorporated by reference From Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2015.

10.13	*	Employment Agreement dated December 5, 2016 between PCTEL, Inc. and David A. Neumann	Incorporated by reference to Exhibit Number 10.15 filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2016.

10.14	*	Amended and Restated Management Retention Agreement dated April 9, 2013 between PCTEL, Inc. and David A. Neumann	Incorporated by reference to Exhibit Number 10.16 filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2016.

10.14.1	*	First Amendment to Amended and Restated Management Retention Agreement dated December 13, 2016 between PCTEL, Inc. and David A. Neumann	Incorporated by reference to Exhibit Number 10.16.1 filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2016.

11	**	Statement re Computation of Per Share Earnings

21		List of significant subsidiaries	Filed Herewith

23		Consent of Grant Thornton LLP	Filed Herewith

24		Power of Attorney	Filed Herewith

31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed Herewith

31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed Herewith

Exhibit No.	Description	Reference

32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.
**

Information required to be presented in Exhibit 11 is provided in Note 2 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K in accordance with accounting rules related to accounting for earnings per share.

(P)	Paper Filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

PCTEL, Inc.
A Delaware corporation
(Registrant)

/s/ DAVID A. NEUMANN
David A. Neumann

Chief Executive Officer
Dated: March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. NEUMANN		March 16, 2018
(David A. Neumann)	Chief Executive Officer

/s/ JOHN SCHOEN	Chief Financial Officer	March 16, 2018
(John Schoen)	(Principal Financial and
Accounting Officer)

/s/ CINDY K. ANDREOTTI	Director	March 16, 2018
(Cindy K. Andreotti)

/s/ GINA HASPILAIRE	Director	March 16, 2018
(Gina Haspilaire)

/s/ STEVEN D. LEVY	Director	March 16, 2018
(Steven D. Levy)

/s/ GIACOMO MARINI	Director	March 16, 2018
(Giacomo Marini)

/s/ M. JAY SINDER	Director	March 16, 2018
(M. Jay Sinder)