Form 10-Q
period 2018-03-31
PC TEL INC
filed 2018-05-10
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, par value $.001 per share	18,258,643 as of May 8, 2018

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2018

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2018	2017
ASSETS

Cash and cash equivalents	$12,452	$5,559
Short-term investment securities	22,285	32,499
Accounts receivable, net of allowances of $66 and $319 at March 31, 2018 and December 31, 2017, respectively	19,026	18,624
Inventories, net	12,582	12,756
Prepaid expenses and other assets	1,874	1,605
Total current assets	68,219	71,043
Property and equipment, net	12,537	12,369
Goodwill	3,332	3,332
Intangible assets, net	1,823	2,113
Deferred tax assets, net	8,068	7,734
Other noncurrent assets	64	72
TOTAL ASSETS	$94,043	$96,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$5,226	$5,471
Accrued liabilities	5,787	7,481
Total current liabilities	11,013	12,952

Long-term liabilities	485	392

Total liabilities	11,498	13,344

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,258,643 and 17,806,792 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	18	18
Additional paid-in capital	134,253	134,505
Accumulated deficit	(52,024)	(51,258)
Accumulated other comprehensive loss	298	54
Total stockholders’ equity	82,545	83,319
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$94,043	$96,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017

REVENUES	$21,731	$22,970
COST OF REVENUES	13,867	13,516
GROSS PROFIT	7,864	9,454
OPERATING EXPENSES:
Research and development	2,940	2,716
Sales and marketing	3,028	3,253
General and administrative	2,993	3,339
Amortization of intangible assets	124	124
Total operating expenses	9,085	9,432
OPERATING (LOSS) INCOME	(1,221)	22
Other income, net	51	28
(LOSS) INCOME BEFORE INCOME TAXES	(1,170)	50
Benefit for income taxes	(312)	(134)
NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(858)	184
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT	0	(214)
NET LOSS	$(858)	$(30)

Net (Loss) Income per Share from Continuing Operations:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01

Net Loss per Share from Discontinued Operations:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Net Loss per Share:
Basic	$(0.05)	$(0.00)
Diluted	$(0.05)	$(0.00)

Weighted Average Shares:
Basic	17,056	16,340
Diluted	17,056	16,340

Cash dividend per share	$0.055	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017

NET LOSS	$(858)	$(30)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	244	51

COMPREHENSIVE (LOSS) INCOME	$(614)	$21

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
				Other	Total
		Additional		Comprehensive	Stockholders'
	Common	Paid-In	Retained	Income	Equity of
	Stock	Capital	Deficit	(Loss)	PCTEL, Inc.

BALANCE at DECEMBER 31, 2017	$18	$134,505	$(51,258)	$54	$83,319
Cumulative-effect adjustment resulting from adoption of ASU 2016-16			92		92
BALANCE at January 1, 2018	$18	$134,505	$(51,166)	$54	$83,411
Stock-based compensation expense	0	668	0	0	668
Issuance of shares for stock purchase plans	0	364	0	0	364
Cancellation of shares for payment of withholding tax	0	(289)	0	0	(289)
Dividends paid	0	(995)	0	0	(995)
Net loss	0	0	(858)	0	(858)
Change in cumulative translation adjustment, net	0	0	0	244	244
BALANCE at MARCH 31, 2018	$18	$134,253	$(52,024)	$298	$82,545

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
.	2018	2017

Operating Activities:
Net (loss) income from continuing operations	$(858)	$184
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	674	628
Intangible asset amortization	290	290
Stock-based compensation	668	708
Loss on disposal of property and equipment	10	0
Restructuring costs	(11)	(33)
Bad debt provision	15	(7)
Deferred tax provision	(236)	(276)
Changes in operating assets and liabilities:
Accounts receivable	(350)	794
Inventories	321	1,790
Prepaid expenses and other assets	(250)	319
Accounts payable	(64)	(812)
Income taxes payable	(3)	(70)
Other accrued liabilities	(1,808)	(1,467)
Deferred revenue	14	(12)
Net cash (used in) provided by operating activities	(1,588)	2,036
Investing Activities:
Capital expenditures	(884)	(1,052)
Proceeds from disposal of property and equipment	14	0
Purchases of investments	(7,266)	(9,743)
Redemptions/maturities of short-term investments	17,480	10,197
Net cash provided by (used in) investing activities	9,344	(598)
Financing Activities:
Proceeds from issuance of common stock	364	330
Payment of withholding tax on stock-based compensation	(289)	(614)
Principle payments on capital leases	(24)	(19)
Cash dividends	(995)	(865)
Net cash used in financing activities	(944)	(1,168)
Cash flows from discontinued operations:
Net cash used in operating activities	0	(174)
Net cash used in investing activities	0	(1)
Net cash flows used in discontinued operations	0	(175)

Net increase in cash and cash equivalents	6,812	95
Effect of exchange rate changes on cash	81	10
Cash and cash equivalents, beginning of year	5,559	14,855
Cash and Cash Equivalents, End of Period	$12,452	$14,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2018 (Unaudited)
(in thousands except share data and as otherwise noted)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

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

Competition in the antenna markets addressed by the Connected Solutions segment is fragmented. Competitors include Airgain, Amphenol, Laird, Pulse, and Taoglas. The Company seeks out product applications that command a premium for product performance and customer service, and it avoids commodity markets.

PCTEL maintains expertise in several technology areas in order to be competitive in the antenna market.  These include radio frequency engineering, mobile antenna design and manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

RF Solutions Segment

PCTEL RF Solutions provides test tools that improve the performance of wireless networks globally, with a focus on LTE, public safety, and emerging 5G technologies. Network operators, neutral hosts, and equipment manufacturers rely on PCTEL’s scanning receivers and testing solutions to analyze, design, and optimize their networks. Revenue growth is driven by the implementation and roll out of new wireless technology standards (i.e. 3G to 4G, 4G to 5G).  PCTEL test equipment is sold directly to wireless carriers or to OEMs who integrate the Company’s products into their solutions which are then sold to wireless carriers.

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

During the quarter ended June 30, 2017, the Company approved a plan to sell its Network Engineering Service business (“Engineering Services”) and shift its focus toward research and development driven radio frequency (“RF”) products. On July 31, 2017, the Company sold substantially all of the assets of the Company’s Engineering Services business to Gabe’s Construction Co., Inc. (“Gabe’s”) for a purchase price of $1.45 million. The Engineering Services business provided design, testing, commissioning, optimization, and consulting services for cellular, Wi-Fi and public safety networks and was a reporting unit within the RF Solutions segment. Due to the significance of its historical results and because this disposition represented a strategic shift by the Company to focus on products, the disposition of Engineering Services also qualified as a discontinued operation for reporting purposes.  As such, the Company reported the results of its Engineering Services business as discontinued operations beginning with the quarter ended June 30, 2017.  The Company restated the results of Engineering Services as discontinued operations for the quarter ended March 31, 2017.  See Note 5 for more information on discontinued operations.

Basis of Consolidation

The unaudited interim condensed consolidated financial statements of the Company, which include the condensed consolidated balance sheet and the condensed consolidated statement of stockholders’ equity as of March 31, 2018 and the condensed consolidated statements of operations, statements of comprehensive (loss) income, and cash flows for the three months ended March 31, 2018 and 2017, respectively, are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The condensed consolidated balance sheet as of December 31, 2017 is derived from the audited financial statements as of December 31, 2017.  Certain amounts in the prior year have been reclassified to conform to the current year presentation.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The significant accounting policies followed by the Company are set forth within the 2017.  There were no changes in the Company’s significant accounting policies during the three months ended March 31, 2018.  See Note 13 related to Revenue from Contracts with Customers for additional disclosures related to revenue policies.  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2017 Form 10-K.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2017 Form 10-K.  The results of operations for the period ended March 31, 2018 may not be indicative of the results for the period ending December 31, 2018.

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally.  The functional currency for the Company’s foreign operations is predominantly the applicable local currency.  Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations.  Net foreign exchange losses resulting from foreign currency transactions included in other income, net was $69 and $12 for the three months ended March 31, 2018 and 2017, respectively.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13 ("ASU 2016-13") regarding ASC Topic 326, "Financial Instruments - Credit Losses," which modifies the measurement of expected credit losses of certain financial instruments. The amendments will be effective for the Company on January 1, 2020.  The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (“Topic 230”).  Topic 230 addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The Company adopted Topic 230 on January 1, 2018.  Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (“Topic 740”): Intra-Entity Transfer of Assets Other than Inventory.  Topic 740 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The Company adopted Topic 740 on January 1, 2018 using the modified retrospective approach, and as a result recorded a deferred tax asset with a corresponding adjustment to retained earnings of $0.1 million associated with an inter-entity transfer of goodwill in 2009.  The goodwill was transferred to the U.S. entity from a Canadian entity that was dissolved in 2009.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) which introduces a new revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under prior U.S. GAAP. Topic 606 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The FASB has also issued the following standards which clarify Topic 606 and have the same effective date as the original standard: ASU 2016-20, Technical Corrections and Improvements to Topic 606, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, ASU 2016-10, Identifying Performance Obligations and Licensing and ASU 2016-08, Principal versus Agent Considerations.  The Company adopted Topic 606 on January 1, 2018 using the modified retrospective approach.  The majority of the Company’s revenue is recognized on a “point-in-time” basis and a nominal amount of our revenue is recognized “over time” under the new standard, which is consistent with our revenue recognition policy under the previous guidance.  There were no changes to retained earnings from the adoption of Topic 606.  The Company made changes to incorporate the impact of the new standard into our policies, processes, and controls.  See Note 13 for information on Revenue from Contracts with Customers.

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
Basic Income (Loss) Per Share computation:
Numerator:
Net (loss) income from continuing operations	$(858)	$184
Net loss from discontinued operations	$0	$(214)
Net loss	$(858)	$(30)
Denominator:
Common shares outstanding	17,056	16,340
Net Income (Loss) per common share - basic
Net (loss) income from continuing operations	$(0.05)	$0.01
Net loss from discontinued operations	$0.00	$(0.01)
Net loss	$(0.05)	$(0.00)
Diluted Loss Per Share computation:
Denominator:
Common shares outstanding	17,056	16,340
Restricted shares subject to vesting	*	*
Common stock option grants	*	*
Total shares	17,056	16,340
Income Loss per common share - diluted
Net (loss) income from continuing operations	$(0.05)	$0.01
Net loss from discontinued operations	$0.00	$(0.01)
Net loss	$(0.05)	$(0.00)

*

As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 565,000 and  375,000 for the three months ended March 31, 2018 and 2017, respectively, were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consisted of the following:

	March 31,	December 31,
	2018	2017
Cash	$3,146	$3,785
Cash equivalents	9,306	1,774
Short-term investments	22,285	32,499
Total	$34,737	$38,058

Cash and Cash Equivalents

At March 31, 2018 and December 31, 2017, cash and cash equivalents included bank balances and investments with original maturities less than 90 days.  At March 31, 2018 and December 31, 2017, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand.  The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities.  The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).  The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

At March 31, 2018, the Company had $3.1 million in cash and $9.3 million in cash equivalents, and at December 31, 2017, the Company had $3.8 million in cash and $1.8 million in cash equivalents.  At March 31, 2018, the Company had in cash equivalents $5.6 million in AA rated or higher corporate bonds, $1.9 million in certificates of deposit, $1.7 million in U.S. government agency bonds, and $0.1 million in money market funds.  At December 31, 2017, the Company had in cash equivalents, $1.3 million in AA rated or higher corporate bonds, $0.3 million in U.S. government agency bonds, and $0.2 million in money market funds.

The Company had $1.3 million and $1.2 million of cash and cash equivalents in foreign bank accounts at March 31, 2018 and December 31, 2017, respectively.  Of the foreign cash amount, the Company had cash of $1.2 million and $1.0 million in China bank accounts at March 31, 2018 and December 31, 2017, respectively.  As of March 31, 2018, the Company has no intentions of repatriating the cash in its foreign bank accounts in China.  If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner.  The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.  The Company’s cash in its foreign bank accounts is not insured.

Investments

At March 31, 2018 and December 31, 2017, the Company’s short-term investments consisted of pre-refunded municipal bonds, U.S. government agency bonds, AA or higher rated corporate bonds, and certificates of deposit, all classified as held-to-maturity.  At March 31, 2018, the Company had invested $9.5 million in AA rated or higher corporate bonds, $8.5 million in certificates of deposit, and $4.3 million in U.S. government agency bonds.  The income and principal from the pre-refunded municipal bonds are secured by an irrevocable trust of U.S. Treasury securities.  The bonds have original maturities greater than 90 days and mature in less than one year.  The Company’s bond investments are recorded at the purchase price and carried at amortized cost.  The net unrealized losses were $36 and $34 at March 31, 2018 and December 31, 2017, respectively.  Approximately 8% of the Company’s municipal bond investments were protected by bond default insurance at December 31, 2017.  All of the municipal bonds matured during the quarter ended  March 31, 2018.

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

Cash equivalents and investments measured at fair value were as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Corporate bonds	$0	$5,594	$0	$5,594	$0	$1,347	$0	$1,347
US government agency bonds	0	1,699	0	1,699	0	250	0	250
Certificates of deposit	1,906	0	0	1,906	0	0	0	0
Money market funds	101	0	0	101	175	0	0	175
Investments:
Corporate bonds	0	9,452	0	9,452	0	18,433	0	18,433
Pre-refunded municipal bonds	0	0	0	0	0	2,132	0	2,132
US government agency bonds	0	4,340	0	4,340	0	4,455	0	4,455
Certificates of deposit	8,463	0	0	8,463	7,447	0	0	7,447
Total	$10,470	$21,085	$0	$31,555	$7,622	$26,617	$0	$34,239

5. Discontinued Operations

During the quarter ended June 30, 2017, the Company approved a plan to sell its Network Engineering Services business (“Engineering Services”) and shift its focus toward research and development driven radio frequency (“RF”) products.  On July 31, 2017, the Company sold its Network Engineering Services business to Gabe’s Construction Co., Inc. (“Gabe’s”).  The Company filed a Form 8-K related to the disposition on August 4, 2017.

The disposition met the requirements for classification as held for sale during the quarter ended June 30, 2017 because the disposition met all the criteria outlined in the accounting guidance.  Due to the significance of the results during the years ended December 31, 2016, 2015, and 2014, and because this disposition represented a strategic shift by the Company to focus on products, the disposition of Engineering Services also qualified as a discontinued operation for reporting purposes.  As such, the Company reported the results of its Engineering Services business as discontinued operations beginning with the quarter ended June 30, 2017.  The results for Engineering Services are reported as discontinued operations for the three months ended March 31, 2017.  There were no activities related to discontinued operations during the three months ended March 31, 2018 other than transition services for billing for one customer.   The Company expects to complete the transition for billing by June 30, 2018.

The Company sold the fixed assets and backlog of the Network Engineering Services business to Gabe’s for $1.45 million.  At closing, the Company received $1.4 million, consisting of $1.3 million for the sale of the business and $0.1 million related to future services.  The Company recorded a pre-tax book gain of $0.5 million in discontinued operations during the quarter ended September 30, 2017.  The net pre-tax book gain included proceeds from the sale of assets minus the book value of the assets disposed as well as severance and related payroll benefits for terminated employees.  The book value of the assets was $0.6 million at the date of closing.   On August 1, 2017, the Company terminated 25 employees, and Gabe’s hired 11 of these employees.  The severance and related benefits for the terminated employees who were not subsequently hired by Gabe’s was $0.2 million.  The income tax gain was $0.3 million, which included the tax value of the fixed assets and the remaining tax value for intangible assets no longer being used by the Company as of the sale to Gabe’s.  The Company retained working capital of approximately $0.5 million, including accounts receivable, accounts payable, and accrued liabilities.  There was no impairment loss recorded on the disposal of the long-lived assets because the fair value of the assets less cost to sell was higher than the carrying value of the assets.

The details of the discontinued operations within the Statement of Operations are as follows:

Three Months Ended
March 31, 2017

Revenues	$2,009
Cost of revenues	2,148
Gross profit	(139)
Operating expenses:
Sales and marketing	154
General and administrative	13
Restructuring expenses	8
Total operating expenses	175
Operating loss	(314)
Benefit for income taxes	(100)
Net loss	$(214)

All of the revenues and cost of revenues in discontinued operations related to services provided by the Company.

The details of the cash flows for discontinued operations are as follows:

.	Three Months Ended
March 31, 2017

Cash flows from discontinued operations:
Operating Activities:
Net loss	$(214)
Depreciation	106
Deferred tax provision	(101)
Stock compensation	21
Prepaid expenses and other assets	14
Net cash used in operating activities	$(174)

Investing Activities:
Capital expenditures	$(1)
Net cash used in investing activities	$(1)

Net cash flows used in discontinued operations:	$(175)

6. Goodwill and Intangible Assets

Goodwill

There were no changes to goodwill during the three months ended March 31, 2018.  The $3.3 million of goodwill on the balance sheet relates to the RF Solutions segment.  There were no triggering events for the RF Solutions segment during the quarter ended March 31, 2018.  The Company will continue to monitor goodwill for impairment going forward.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to six years.  Amortization expense was approximately $0.3  million for the three months ended March 31, 2018 and 2017, respectively.  Amortization for technology assets is included in cost of revenues and amortization for all other intangible assets is included in operating expenses.  For the three months ended March 31, 2018 and 2017, $0.1 million of the intangible asset amortization was included in operating expenses and $0.2 million of the amortization expense was included in cost of revenues.

The summary of other intangible assets, net is as follows:

	March 31, 2018			December 31, 2017
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$16,880	$16,880	$0	$16,880	$16,880	$0
Patents and technology	10,114	8,837	1,277	10,114	8,670	1,444
Trademarks and trade names	4,834	4,422	412	4,834	4,335	499
Other	2,506	2,372	134	2,506	2,336	170
Total	$34,334	$32,511	$1,823	$34,334	$32,221	$2,113

The $0.3 million decrease in the net book value of intangible assets at March 31, 2018 compared to December 31, 2017 relates to amortization expense for the three months ended March 31, 2018.

 The assigned lives and weighted average amortization periods by intangible asset category are summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	5 years	5.0
Patents and technology	5 to 6 years	5.1
Trademarks and trade names	5 to 6 years	5.6
Other	1 to 6 years	3.0

The Company’s intangible amortization is scheduled through February 2020.  The amortization expense for 2018 and the next two years is as follows:

Fiscal Year	Amount
2018	$1,084
2019	$885
2020	$144

7. Balance Sheet Information

Accounts Receivable

Accounts receivable are recorded at invoiced amount with standard net terms that range between 30 and 90 days.  The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required.  The Company maintains an allowance for estimated uncollectible accounts receivable.  The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable.  The Company’s allowance for doubtful accounts was $0.1 million and $0.3 million at March 31, 2018 and December 31, 2017, respectively.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out (“FIFO”) method of costing.  Inventories as of March 31, 2018 and December 31, 2017 were composed of raw materials, sub-assemblies, finished goods and work-in-process.  The Company had consigned inventory with customers of $0.4 million and $0.5 million at March 31, 2018 and December 31, 2017, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on our identification of inventory where the carrying value is above net realizable value.  The allowance for inventory losses was $3.0 million at March 31, 2018 and December 31, 2017.

Inventories consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$6,601	$6,849
Work-in-process	1,369	962
Finished goods	4,612	4,945
Inventories, net	$12,582	$12,756

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

Property and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Building	$6,351	$6,351
Computers and office equipment	10,995	10,873
Manufacturing and test equipment	13,403	13,012
Furniture and fixtures	1,365	1,288
Leasehold improvements	1,712	1,444
Motor vehicles	20	20
Total property and equipment	33,846	32,988
Less: Accumulated depreciation and amortization	(23,079)	(22,389)
Land	1,770	1,770
Property and equipment, net	$12,537	$12,369

Depreciation and amortization expense was approximately $0.7  million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.  Amortization for capital leases is included in depreciation and amortization expense.  See Note 10 for information related to capital leases.

Liabilities

Accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Inventory receipts	$1,894	$1,730
Paid time off	1,096	1,011
Payroll, bonuses, and other employee benefits	866	2,780
Warranties	378	382
Deferred revenues	203	189
Real estate taxes	185	148
Customer refunds for estimated returns	184	197
Income and sales taxes	179	243
Professional fees and contractors	163	155
Employee stock purchase plan	140	314
Short-term obligations under capital leases	98	97
Other	401	235
Total	$5,787	$7,481

Long-term liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Capital leases	$155	$180
Deferred rent	153	89
Other	177	123
Total	$485	$392

8. Stock-Based Compensation

The condensed consolidated statements of operations include $0.7 million of stock compensation expense for the three months ended March 31, 2018 and 2017, respectively.  The Company accounts for forfeitures as they occur.

The stock-based compensation expense by type is as follows:

	Three Months Ended March 31,
	2018	2017
Service-based awards	$572	$624
Equity awards for short-term incentive plan	41	0
Stock option and employee purchase plans	55	84
Total continuing operations	668	708
Discontinued operations	0	21
Total	$668	$729

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$88	$61
Research and development	138	146
Sales and marketing	131	119
General and administrative	311	382
Total continuing operations	668	708
Discontinued operations	0	21
Total	$668	$729

Restricted Stock – Service Based

The Company grants restricted shares as employee incentives.  When service-based restricted stock is granted to employees, the Company records deferred stock compensation within additional paid in capital, representing the fair value of the common stock on the date the restricted shares are granted.  The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares.  These grants vest over various periods.  During the first quarter 2018, the Company issued 420,977 service-based restricted stock awards to employees that vest in equal annual increments over three years.

The following table summarizes service-based restricted stock activity for the three months ended March 31, 2018:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Awards - December 31, 2017	828,576	$5.66
Shares awarded	420,977	7.00
Shares vested	(115,800)	6.33
Unvested Restricted Stock Awards - March 31, 2018	1,133,753	$6.09

The intrinsic value of service-based restricted shares that vested during the three months ended March 31, 2018, and 2017 was $0.8 million and $1.0 million, respectively.

At March 31, 2018, total unrecognized compensation expense related to restricted stock was approximately $5.1 million to be recognized through 2021 over a weighted average period of 1.6 years.

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

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2018:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Units - December 31, 2017	31,800	$5.47
Units awarded	5,500	7.05
Units vested/Shares awarded	(4,087)	5.79
Units cancelled	(75)	7.49
Unvested Restricted Stock Units - March 31, 2018	33,138	$5.68

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the three months ended March 31, 2018 and 2017 was $29 and $23, respectively.

As of March 31, 2018, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $0.1 million, to be recognized through 2021 over a weighted average period of 1.2 years.

Stock Options

The Company grants stock options to purchase common stock as long-term incentives.  The exercise price of the stock options is no less than the fair value of the Company’s stock on the grant date.  The stock options have a seven-year life and generally vest over a period of four years, 25% after one year, and ratably on a monthly basis thereafter.  Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement.

A summary of the Company’s stock option activity for the three months ended March 31, 2018 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2017	470,484	$7.24
Options granted	2,000	6.98
Options forfeited	(84)	7.31
Options cancelled/expired	(12,400)	9.12
Outstanding at March 31, 2018	460,000	$7.19
Exercisable at March 31, 2018	447,782	$7.23

There were no stock options exercised during the three months ended March 31, 2018.

The range of exercise prices for options outstanding and exercisable at March 31, 2018, was $5.00 to $10.46.  The following table summarizes information about stock options outstanding under all stock option plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00 — $ 6.00	13,500	5.48	$5.05	4,999	$5.05
6.00 — 7.00	9,189	2.75	6.75	7,189	6.69
7.00 — 8.00	422,261	2.04	7.20	421,420	7.20
8.00 — 9.00	7,500	2.40	8.25	6,624	8.28
9.00 — 10.00	6,150	0.50	9.66	6,150	9.66
10.00 — 10.46	1,400	0.34	10.46	1,400	10.46
$ 5.00 — $ 10.46	460,000	2.14	$7.19	447,782	$7.23

The weighted average contractual life and intrinsic value of options outstanding and options exercisable at March 31, 2018, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	2.14	$39
Options Exercisable	2.05	$20

The intrinsic value is based on the share price of $7.18 at March 31, 2018.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model based upon the following assumptions during the three months ended March 31, 2018:

March 31,
2018
Dividend yield	3.2%
Risk-free interest rate	2.4%
Expected volatility	33%
Expected life (in years)	3.7

The fair value of each stock option outstanding was estimated on the date of grant using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the employee stock options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life.

The dividend yield rate was calculated by dividing the Company’s annual dividend by the closing price on the grant date. The risk-free interest rate was based on the U.S. Treasury yields with a remaining term that approximates the expected life of the options granted.  The volatility was based on a five-year historical period of the Company’s stock price.  The expected life used for options granted was based on historical data of employee exercise performance.  The Company records expense based on the graded vesting method.

As of March 31, 2018, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $9 to be recognized through 2021 over a weighted average period of 1.4 years.

Performance-based Equity Awards

The Company had 110,500 unvested performance awards at March 31, 2018 and December 31, 2017, respectively.  There was no activity related to performance units during the first quarter of 2018.  As of March 31, 2018, the Company does not expect any of the outstanding performance awards to vest.

Short-term incentive plan

Incentive awards earned by certain executives and key managers under the Company’s 2018 short-term incentive plan (“STIP”) will be 50% in cash and 50% in shares of the Company’s stock for certain executives.  The incentive awards for all other participants under the 2018 STIP will be 100% in cash.  All incentive awards earned under the 2017 STIP were paid in cash.

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period.  Each offering period is approximately six months.  The Company received proceeds of $0.4 million from the issuance of 68,212 shares under the ESPP in February 2018 and received proceeds of $0.3 million from the issuance of 72,218 shares under the ESPP in February 2017.

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

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Employee Stock Purchase Plan
	2018	2017
Dividend yield	3.2%	3.8%
Risk-free interest rate	2.1%	0.8%
Expected volatility	33%	33%
Expected life (in years)	0.5	0.5

The dividend yield rate was calculated by dividing the Company’s annual dividend by the closing price on the grant date.  The risk-free interest rate was based on the U.S. Treasury yields with a remaining term that approximates the expected life of the options granted.  The volatility was based on a five-year historical period of the Company’s stock price.  The expected life used was based on the offering period.

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes.  For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority.  For withholding taxes related to stock awards, the Company paid $0.3 million and $0.6 million during the three months ended March 31, 2018 and 2017, respectively.

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

The Company’s contributions to retirement plans were as follows:

	Three Months Ended March 31,
	2018	2017
PCTEL, Inc. 401(k) profit sharing plan - US employees	$202	$185
Defined contribution plans - foreign employees	128	99
Total	$330	$284

10. Commitments and Contingencies

Restructuring -Discontinued Operations

During the first quarter 2016, the Company exited from its Colorado office in order to consolidate facility space and recorded restructuring expense for the remaining obligations under the lease, net of proceeds for a sublease.  The Company signed a sublease for the office space in the second quarter 2017.  In July 2017, the Engineering Services business was sold to Gabe’s Construction and the activity related to Engineering Services is reported as discontinued operations.  The obligation for the Colorado lease was retained by the Company.  See Note 5 for additional information related to discontinued operations.

The following table summarizes the restructuring activity during the three months ended March 31, 2018 and the status of the reserves at March 31, 2018:

Lease
Terminations
Balance at December 31, 2017	$116
Restructuring expense	0
Payments/charges	(9)
Balance at March 31, 2018	$107

The restructuring liability is recorded on the balance sheet at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017

Accrued liabilities	$36	$35
Long-term liabilities	71	81
Total	$107	$116

Operating Leases

The Company has operating leases for facilities through 2025 and office equipment through 2021.  The future minimum rental payments as of March 31, 2018 are as follows:

Year	Amount
2018	$896
2019	1,102
2020	491
2021	139
Thereafter	350
Future minimum lease payments	$2,978

The rent expense under leases was approximately $0.2 million for the three months ended March 31, 2018, and 2017, respectively.

In August 2017, the Company executed a new seven-year lease for 5,977 square feet of office space in Akron, Ohio for wireless product development related to the Connected Solutions segment. The annual lease obligation pursuant to the lease agreement is approximately $0.1 million.  The Company assumed occupancy of this office in March 2018.

During the first quarter 2016, the Company vacated its Colorado office lease in order to consolidate facility space related to our Engineering Services reporting unit. In May 2017, the Company signed a sublease with a term through the lease termination date.  The lease expires on October 31, 2020.  See discussion related to the Colorado office in the restructuring section of this footnote.

Capital Leases

The Company has capital leases for office equipment.  The net book values for assets under capital leases were as follows:

	March 31, 2018	December 31, 2017
Cost	$463	$453
Accumulated Depreciation	(219)	(195)
Net Book Value	$244	$258

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount
2018	80
2019	90
2020	50
2021	37
Thereafter	12
Total minimum payments required	269
Less: amount representing interest	16
Present value of net minimum lease payments	$253

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The refund liability related to estimated sales returns was $0.2 million at March 31, 2018 and December 31, 2017, respectively, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.

The Company offers repair and replacement warranties of up to five years for certain antenna products and scanning receiver products.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends.  The warranty reserve was $0.4 million at March 31, 2018 and December 31, 2017, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

	Three Months Ended March 31,
	2018	2017
Beginning balance	$382	$394
Provisions for warranties	15	52
Consumption of reserves	(19)	(26)
Ending balance	$378	$420

11. Income Taxes

On December 22, 2017, the United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”), marking a change from a worldwide tax system to a modified territorial tax system in the United States. As part of this change, the Tax Act, among other changes, provides for a transition tax on the accumulated unremitted foreign earnings and profits of foreign subsidiaries (“Transition Tax”), a reduction of the U.S. federal corporate income tax rate from 34% to 21%, and an indefinite carryforward of net operating losses (“NOL’s”) incurred in 2018 and future periods.

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

To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits of relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.  During the year ended December 31, 2017, the Company recorded provisional income tax expense of $0.6 million related to the deemed repatriation of the accumulated unremitted earnings and profits of the Company’s foreign subsidiaries.  This provisional amount was based on information that was currently available, including estimated tax earnings and profits from foreign subsidiaries.  While we were able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by state treatment of the deemed repatriation of foreign profits and the Company’s Transition Tax.

In order to complete the accounting for the effects of the Transition Tax in 2018, the Company is continuing to gather additional information including refining the calculation of earnings and profits of foreign subsidiaries and is continuing to monitor the guidance from the I.R.S., states, and other government agencies to more precisely compute the amount of the Transition Tax and the state income tax impact of the deemed distributions of the foreign earnings and profits.  No adjustments were recorded related to the Transition Tax during the three months ended March 31, 2018.  The analyses will continue throughout 2018 and is expected to be completed when the Company files its income tax returns in late 2018.

The Tax Act also includes a provision designed to tax global intangible low taxed income (“GILTI”). Under the provision, a U.S. shareholder is required to include in gross income the amount of its GILTI, which is generally the net income of its controlled foreign corporations in excess of a 10% return on depreciable tangible assets after identification of other income subject to non-deferral rules. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method") or (2) factoring such amounts into the Company's measurement of its deferred taxes (the "deferred method"). Due to the complexity of the new GILTI tax rules and uncertainty of the application of the foreign tax credit rules in relation to GILTI, the Company is continuing to evaluate this provision of the Tax Act. However, the Company has included an estimate of the 2018 current GILTI impact in the annual effective tax rate for 2018. The amount included for GILTI does not have a significant impact on the Company’s tax provision for the three months ended March 31, 2018.

The Company recorded an income tax benefit of $0.3 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.  The benefit recorded for the three months ended March 31, 2018 differed from the statutory rate of 21% primarily due to permanent differences and estimated research credits.  The net tax benefit for the three months ended March 31, 2017 differed from the statutory rate of 34% due to the combination of U.S. pretax losses and foreign pretax profits taxed at lower rates.  The net tax benefit for the three months ended March 31, 2017 included income tax expense of $0.1 million related to tax deficiencies with restricted stock and stock options and $0.1 million income tax benefit related to previously unrecognized tax benefits for research credits.

The Company had deferred tax assets net of deferred tax liabilities of $8.1 million and $7.7  million at March 31, 2018 and at December 31, 2017, respectively, virtually all of which are related to the United States tax jurisdiction.  The Company’s net deferred tax assets consist of assets related to net operating losses (“NOL’s”) and credits as well as assets related to timing differences.  The Company’s net operating losses and credits have a finite life primarily based on the 20-year carry forward of federal net operating losses generated as of December 31, 2017.  The timing differences have a ratable reversal pattern over 13 years.

On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s valuation allowance against its deferred tax assets was $5.2 million at March 31, 2018 and December 31, 2017, respectively.  For the deferred tax assets related to net operating losses (“NOLs”) and credits, the Company believes that it is more likely than not that these deferred tax assets will not be realized based on the negative evidence of a cumulative three-year loss through March 31, 2018 and expiration of the NOLs.  The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

The Company’s gross unrecognized tax benefit was $0.7 million at March 31, 2018 and at December 31, 2017.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s U.S. federal and state tax returns remain subject to examination for 2012 and subsequent periods.

12. Segment, Customer and Geographic Information

PCTEL operates in two segments for reporting purposes, Connected Solutions and RF Solutions.  The Company’s chief operating decision maker uses operating profits and identified assets for the Connected Solutions and RF Solutions segments to make operating decisions.  Each segment has its own segment manager as well as its own engineering, business development, sales and marketing, and operational general and administrative functions.  All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which are managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment.

The following tables are the segment operating profits and cash flow information for the three months ended March 31, 2018 and 2017, respectively, and the segment balance sheet information as of March 31, 2018 and December 31, 2017:

	Three Months Ended March 31, 2018
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$17,764	$3,999	$(32)	$21,731
GROSS PROFIT	5,198	2,670	(4)	7,864
OPERATING INCOME (LOSS) FOR CONTINUING OPERATIONS	$1,605	$(328)	$(2,498)	$(1,221)

Depreciation	$477	$137	$60	$674
Intangible amortization	$39	$251	$0	$290
Capital expenditures	$720	$107	$57	$884

	As of March 31, 2018
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$14,578	$4,448	$0	$19,026
Inventories	$11,184	$1,398	$0	$12,582

Long-lived assets:
Property and equipment, net	$10,383	$1,271	$883	$12,537
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$39	$1,784	$0	$1,823
Deferred tax assets, net	$0	$0	$8,068	$8,068
Other noncurrent assets	$0	$0	$64	$64

	Three Months Ended March 31, 2017
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$17,271	$5,756	$(57)	$22,970
GROSS PROFIT	5,403	4,045	6	9,454
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	$1,744	$1,024	$(2,746)	$22
Depreciation	$426	$141	$61	$628
Intangible amortization	$39	$251	$0	$290
Capital expenditures	$318	$55	$679	$1,052

	As of December 31, 2017
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$13,158	$5,466	$0	$18,624
Inventories	$11,418	$1,338	$0	$12,756
Long-lived assets:
Property and equipment, net	$10,161	$1,300	$908	$12,369
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$78	$2,035	$0	$2,113
Deferred tax assets, net	$0	$0	$7,734	$7,734
Other noncurrent assets	$0	$0	$72	$72

The Company’s revenue to customers by geographic location, as a percent of total revenues, is as follows:

	Three Months Ended March 31,
Region	2018	2017
Asia Pacific	15%	22%
Europe, Middle East, & Africa	10%	6%
Other Americas	4%	4%
Total Foreign sales	29%	32%

The following table represents the customers that accounted for 10% or more of revenues during the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
Revenues	2018	2017
Customer A	11%	0%

The following table represents the customers that accounted for 10% or more of total trade accounts receivable at March 31, 2018 and December 31, 2017.

Trade Accounts Receivable	March 31, 2018	December 31, 2017
Customer A	15%	4%
Customer B	7%	12%

13. Revenue from Contracts with Customers

Under Topic 606, a contract with a customer is an agreement which both parties have approved, that creates enforceable rights and obligations, has commercial substance and where payment terms are identified, and collectability is probable. Once the Company has entered a contract, it is evaluated to identify performance obligations. For each performance obligation, revenue is recognized as control of promised goods or services transfers to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The amount of revenue recognized takes into account variable consideration, such as returns and volume rebates.  A majority of the Company’s revenue is short cycle in nature with shipments within one year from order. The Company's payment terms generally range between 30 to 90 days.

All of the Company’s revenue relates to contracts with customers.  The Company’s accounting contracts are from purchase orders or purchase orders combined with purchase agreements.  The majority of the Company’s revenue is recognized on a “point-in-time” basis and a nominal amount of revenue is recognized “over time”.  For the sale of antenna products and test tool products, the Company satisfies its performance obligations generally at the time of shipment, or upon delivery based on the contractual terms with its customers.  For products shipped on consignment, the Company recognizes revenue upon delivery from the consignment location.  For its software test tools, the Company has a performance obligation to provide software maintenance and support for one year.  The Company recognizes revenues for the maintenance and support over this period.

The Company considers shipping and handling performed by the Company as fulfillment activities.  Amounts billed for shipping and handling are included in revenues, while costs incurred for shipping and handling are included in cost of revenues.  The Company excludes taxes from the transaction price.  Cost of contracts include sales commissions.  The Company expenses the cost of contracts when incurred because the amortization period is one year or less.

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability was $0.2 million at March 31, 2018 and December 31, 2017, respectively, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.  The December 31, 2017 refund liability was reclassified from accounts receivable to accrued liabilities for consistency with the current year presentation.  Additionally, the Company recorded an asset based on historical experience for the amount of product we expect to return to inventory as a result of the return, which is recorded in inventories in the condensed consolidated balance sheets.  The product return asset was $0.1 million at March 31, 2018 and December 31, 2017.

There were no contract assets at March 31, 2018 or December 31, 2017.  The Company records contract liabilities for deferred revenue and customer prepayments.  Contract liabilities are recorded in accrued liabilities in the condensed consolidated balance sheets.  The contract liability was $0.3 million at March 31, 2018 and December 31, 2017.  The Company recognized revenue of $0.1 million during the three months ended March 31, 2018 related to contract liabilities at the beginning of the period.

14. Subsequent Events

The Company evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded and/or disclosed in the Company’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the SEC.  There were no subsequent events or transactions that required recognition or disclosure in the unaudited interim condensed consolidated financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2017 contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-+K”).  Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix.  These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning.  Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  No undue reliance should be placed on these forward-looking statements.  Our actual results could differ materially from those projected in these forward-looking statements.

Our first quarter 2018 revenues decreased by $1.2 million, or 5.4% compared to the same period in 2017, primarily due to lower revenues for the RF Solutions segment. We recorded an operating loss of $1.2 million compared to operating income of $22 during the same period in 2017.  The operating loss was primarily the result of the negative gross margin impact of lower revenues with the RF Solutions segment and a lower gross margin percentage for the Connected Solutions segment.  Operating expenses were lower for the three months ended March 31, 2018 compared to the same period in 2017 as lower sales and marketing and general and administrative expenses offset higher research and development expenses.

Introduction

PCTEL delivers Performance Critical TELecom technology solutions to the wireless industry. We are a leading global supplier of wireless network antenna and testing solutions. The Connected Solutions segment designs and manufactures precision antennas. PCTEL antennas are deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in network equipment and devices for the Industrial Internet of Things (“IIoT”).  The RF Solutions segment provides test tools that improve the performance of wireless networks globally. Mobile operators, neutral hosts, and equipment manufacturers rely on PCTEL to analyze, design, and optimize next generation wireless networks.

PCTEL operates in two segments for reporting purposes. Each segment has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of our accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function.

Revenue growth for the Connected Solutions segment is driven by the increased use of wireless communications and increased complexity trends occurring in these markets.  PCTEL antennas are primarily sold to OEM providers where they are designed into the customer’s solution. PCTEL maintains expertise in several technology areas in order to be competitive in the antenna market. These include radio frequency engineering, mobile antenna design and manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Revenue growth for the RF Solutions segment is driven by the implementation and roll out of new wireless technology standards (i.e., 3G to 4G, 4G to 5G, etc.).  PCTEL test equipment is sold directly to wireless carriers or to original equipment manufacturers (“OEM”) who integrate our products into their solution, which is then sold to wireless carriers.  PCTEL maintains expertise in several technology areas in order to be competitive in the test tool market. These include radio frequency engineering, digital signal processing (“DSP”) engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Results of Operations

Three months Ended March 31, 2018 and 2017

(in thousands)

Revenues by Segment

	Three Months Ended March 31,
	2018	2017	$ Change	% Change

Connected Solutions	$17,764	$17,271	$493	2.9%
RF Solutions	3,999	5,756	(1,757)	-30.5%
Corporate	(32)	(57)	25	not meaningful
Total	$21,731	$22,970	$(1,239)	-5.4%

Revenues decreased 5.4% for the three months ended March 31, 2018 compared to the same period in 2017.  Revenues for the Connected Solutions segment increased 2.9% for the three months ended March 31, 2018 compared to the same period in 2017 due to increased sales in the enterprise Wi-Fi vertical market.  Revenues for the RF Solutions segment decreased 30.5% for the three months ended March 31, 2017 compared to the same period in 2017 due to lower capital spending by U.S. carriers and lower revenues in the Asia Pacific region.

Gross Profit by Segment

	Three Months Ended March 31,
	2018	% of Revenues	2017	% of Revenues

Connected Solutions	$5,198	29.3%	$5,403	31.3%
RF Solutions	2,670	66.8%	4,045	70.3%
Corporate	(4)	not meaningful	6	not meaningful
Total	$7,864	36.2%	$9,454	41.2%

The gross profit percentage of 36.2% for the three months ended March 31, 2018 was 5.0% lower than the same period in 2017.  The gross profit percentage for the Connected Solutions segment decreased 2.0% during the three months ended March 31, 2018 compared to the same period in 2017 due to price pressure in the small cell vertical market and due to product mix.  The gross profit percentage for RF Solutions segment decreased 3.5% compared to the same period in 2017 primarily due to the impact of fixed costs over lower revenues.

Consolidated Operating Expenses

	Three Months Ended March 31,		Three Months Ended March 31,	% of Revenues
	2018	Change	2017	2018	2017
Research and development	$2,940	$224	$2,716	13.5%	11.8%
Sales and marketing	3,028	(225)	3,253	13.9%	14.2%
General and administrative	2,993	(346)	3,339	13.8%	14.5%
Amortization of intangible assets	124	0	124	0.6%	0.5%
Total	$9,085	$(347)	$9,432	41.8%	41.0%

Research and Development

Research and development expenses increased approximately $0.2 million for the three months ended March 31, 2018 compared to the same period in 2017.  The increase during the three months ended March 31, 2018 primarily consists of higher expenses for the Connected Solutions segment compared to the same period in the prior year, partially offset by lower expenses for the RF Solutions segment.  Expenses for the Connected Solutions segment were $0.3 million higher for the first quarter 2018 compared to the prior year period due to additional headcount and equipment required to support investments in growth areas.

Sales and Marketing

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses decreased approximately $0.2 million for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to lower expenses in the Connected Solutions segment, partially offset by higher expenses for the RF Solutions segment.  Sales and marketing expenses for the Connected Solutions segment declined $0.3 million during the three months ended March 31, 2018 compared to the same period in 2017 due to headcount reductions in sales and marketing at the end of the first quarter 2017.

General and Administrative

General and administrative expenses include costs associated with the general management, finance, human resources, information technology (“IT”), legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses decreased $0.3 million for the three months ended March 31, 2018 compared to the same period in 2017.  The decrease is due to a decline in incentive compensation expense of $0.2 million and because the first quarter of 2017 included $0.1 million in corporate expenses related to the CEO transition.

Amortization of Intangible Assets

Amortization expense within operating expenses was $0.1 million during the three months ended March 31, 2018 and 2017.  Between the first quarter 2017 and the first quarter 2018, there were no changes to intangible assets that impacted amortization expense

Stock-based compensation expense

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$88	$61
Research and development	138	146
Sales and marketing	131	119
General and administrative	311	382
Total continuing operations	668	708
Discontinued operations	0	21
Total	$668	$729

Stock compensation expense was $0.7 million for the three months ended March 31, 2018 and 2017.  The three months ended March 31, 2018 included lower stock compensation expense for service-based restricted stock and stock options, but included expense related to the estimated equity that will be awarded for the 2018 short-term incentive plan (“STIP”).

Operating (Loss) Income by Segment

	Three Months Ended March 31,
	2018	% of Revenues	2017	% of Revenues

Connected Solutions	$1,605	9.0%	$1,744	10.1%
RF Solutions	(328)	-8.2%	1,024	17.8%
Corporate	(2,498)	not meaningful	(2,746)	not meaningful
Total	$(1,221)	-5.6%	$22	0.1%

We reported a total operating loss of $1.2 million during the three months ended March 31, 2018 compared to operating income of $22 for the same period in 2017.  The operating loss was primarily a result of lower profits for the RF Solutions segment.  We recorded an operating loss of $0.3 million for RF Solutions segment during the three months ended March 31, 2018 compared to income of $1.0 million for the same period in 2017 due to lower revenues.  Operating profit for the Connected Solutions segment was lower by approximately $0.1 million during the three months ended March 31, 2018 compared to the prior year primarily due to a lower gross margin percentage.  Within the corporate function, expenses were $0.3 million lower in the three months ended March 31, 2018 due to lower expenses related to the STIP and because the first quarter 2017 included expenses related to the CEO transition.

Other Income, Net

	Three Months Ended
	March 31,
	2018	2017
Interest income	$119	$42
Foreign exchange losses	(69)	(12)
Other, net	1	(2)
Total	$51	$28
Percentage of revenues	0.2%	0.1%

Other income, net consists of interest income, foreign exchange losses, and interest expense.  Interest income increased during the three months ended March 31, 2018 compared to the prior year due to higher average interest rates and due to higher investment and cash equivalent balances.  Our investment and cash equivalent balances declined during the first quarter 2018 but were higher compared to the first quarter 2017.

Benefit for Income Taxes

	Three Months Ended
	March 31,
	2018	2017

Benefit for income taxes	$(312)	$(134)
Effective tax rate	26.7%	(268.0)%

We recorded an income tax benefit of $0.3 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.  The tax benefit recorded for the three months ended March 31, 2018 differed from the statutory rate of 21% by 6% primarily due to permanent differences.  The tax benefit recorded for the three months ended March 31, 2017 differed from the statutory rate of 34% by 302% due to the combination of U.S. pretax losses and foreign pretax profits taxed at lower rates.  The net tax benefit for the three months ended March 31, 2017 included income tax expense of $0.1 million related to tax deficiencies with restricted stock and stock options and $0.1 million income tax benefit related to previously unrecognized tax benefits for research credits.

We maintain valuation allowances due to uncertainties regarding realizability.  At March 31, 2018 and December 31, 2017, we had a valuation allowance of $5.2 million, all of which are related to the United States tax jurisdiction. On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment.  The valuation allowance at March 31, 2018 and December 31, 2017 relates to net operating losses (“NOLs”) and credits.  We believe that it is more likely than not that these deferred tax assets will not be realized based on the negative evidence of a cumulative three-year loss through March 31, 2018 and expiration of the NOLs.  See Note 11 to the consolidated financial statements for more information related to income taxes.

Net Loss from Discontinued Operations, Net of Income Tax Benefit

	Three Months Ended
	March 31,
	2018	2017
Net loss from discontinued operations, net of income tax	$0	$(214)

During the quarter ended June 30, 2017, we approved a plan to sell our Network Engineering Services business (“Engineering Services”) and shift our focus toward research and development driven radio frequency (“RF”) products. We sold the business to Gabe’s Construction on July 31, 2017. See Note 5 to the consolidated financial statements for information related to discontinued operations. The results for Engineering Services is reported as discontinued operations for the three months ended March 31, 2017. The net loss for the three months ended March 31, 2017 includes operating losses, net of income tax benefits.  The loss for the three months ended March 31, 2017 reflects negative gross margin of $0.1 million due to the impact of high fixed costs over low revenues.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2018	2017

Net (loss) income from continuing operations	$(858)	$184
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	1,395	1,317
Changes in operating assets and liabilities	(2,125)	535
Net cash (used in) provided by operating activities	$(1,588)	$2,036
Net cash (used in) provided by investing activities	$9,344	$(598)
Net cash used in financing activities	$(944)	$(1,168)
Net cash flows used in discontinued operations	$0	$(175)
Net increase in cash	$6,812	$95

	March 31,	December 31,
	2018	2017
Cash and cash equivalents at the end of period	$12,452	$5,559
Short-term investments at the end of period	$22,285	$32,499
Working capital at the end of period	$57,206	$58,091

Liquidity and Capital Resources Overview

At March 31, 2018, our cash, cash equivalents and investments were approximately $34.7 million, and we had working capital of $57.2 million.  Our primary source of liquidity is cash provided by operations, with short-term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities.  During the years ended December 31, 2017, 2016, and 2015, our balance sheet provided operating funds.  In periods of expansion, we expect to use cash from our balance sheet.

Within investing activities, capital spending historically ranges between 2.0% and 4.0% of our revenues and the primary use of capital is for manufacturing and development of engineering requirements.  Our capital expenditures during the three months ended March 31, 2018 were approximately 4.0% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles.  We have a history of supplementing our organic revenue with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time.  We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

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

Management believes that our current financial position, which includes $34.7 million in cash and investments and no debt, combined with our historic ability to generate free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support our operations.

Operating Activities:

Operating activities used $1.6 million of cash during the three months ended March 31, 2018.  We generated $0.5 million of cash from our income statement activities and used $2.1 million of cash from our balance sheet activities.  Within the balance sheet activities, we used cash due to lower accrued liabilities of $1.8 million and an increase in accounts receivable of $0.4 million, offsetting cash generated from a decline of $0.3 million in inventories.  Accrued liabilities were lower at March 31, 2018 due to the payout of $1.7 million for the 2017 short-term incentive plan.  Accounts receivable were higher despite lower revenues due to longer payment terms granted during the three months ended March 31, 2018 compared to the same period in 2017.  Additionally, a higher percentage of the revenues were generated in the third month of the quarter ended March 31, 2018 compared to the same period in 2017.  U.S. inventories declined during the three months ended March 31, 2018 for the Connected Solutions segment.

Operating activities provided $2.0 million of cash during the three months ended March 31, 2017. We generated $1.5 million of cash from our income statement activities and $0.5 million of cash from our balance sheet activities.  From the balance sheet activities, we generated cash of $1.8 million from reductions in inventories and $0.8 million from decreases in accounts receivable and used cash of $1.5 million from reductions in accrued liabilities and $0.8 million from reductions in accounts payable.  Inventories declined during the three months ended March 31, 2017 for both the Connected Solutions and RF Solutions segments due to process improvements related to purchasing and forecasting as well as a sequential decrease in revenues.  Accounts receivable declined during the three months ended March 31, 2017 due to the sequential decrease in revenues.  Revenues declined by $0.7 million during for the three months ended March 31, 2017 compared to three months ended December 31, 2016.  In total, accrued liabilities and accounts payable were lower by $1.7 million due to the reduction in amounts due for inventory purchases.

Investing Activities:

Our investing activities provided $9.3 million of cash during the three months ended March 31, 2018.  During the three months ended March 31, 2018, redemptions and maturities of our short-term investments provided $17.5 million in funds and we rotated $7.3 million of cash into new short-term investments.  We used $0.9 million for capital expenditures during the three months ended March 31, 2018.  Capital expenditures included leasehold improvements and equipment for our new office in Akron, Ohio.

Our investing activities used $0.6 million of cash during the three months ended March 31, 2017.  During the three months ended March 31, 2017, redemptions and maturities of our short-term investments provided $10.2 million in funds and we rotated $9.7 million of cash into new short-term investments.  We used $1.1 million for capital expenditures during the three months ended March 31, 2017.  Capital expenditures included $0.7 million for a new IP phone and communications system.

Financing Activities:

We used $0.9 million in cash for financing activities during the three months ended March 31, 2018.  We used $1.0 million for cash dividends paid in February 2018.  We received $0.4 million in proceeds from the purchase of shares through our ESPP and we used $0.3 million for payroll taxes related to stock-based compensation.  The tax payments related to our stock issued for restricted stock awards.

We used $1.2 million in cash for financing activities during the three months ended March 31, 2017.  We used $0.9 million for cash dividends paid in February 2017.  We received $0.3 million in proceeds from the purchase of shares through our ESPP and we used $0.6 million for payroll taxes related to stock-based compensation.  The tax payments related to our stock issued for restricted stock awards.

Contractual Obligations and Commercial Commitments

As of March 31, 2018, we had operating lease obligations of approximately $3.0 million through 2025, primarily for facility leases.

We had purchase obligations of $7.3 million and $5.7 million at March 31, 2018 and December 31, 2017, respectively. These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business and exclude the balances for purchases currently recognized as liabilities on the balance sheet.

We had capital lease obligations of $0.3 million at March 31, 2018 and at December 31, 2017.

We had a liability of $0.7 million related to income tax uncertainties at March 31, 2018 and December 31, 2017.  We do not know the timing of the settlement of this liability.

Critical Accounting Policies and Estimates

We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of the 2017 Form 10-K.  There have been no material changes in any of our critical accounting policies since December 31, 2017.  See Note 1 to the Condensed Consolidated Financial Statements for

discussion on recent accounting pronouncements and see Note 13 to the Condensed Consolidated Financial Statements for information related to revenue recognition policies.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2017 Form 10-K (Item 7A).  As of May 10, 2018, there have been no material changes in this information.

Item 4: Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act, as amended (the “Exchange Act”) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1: Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our opinion, as of March 31, 2018, there were no claims or litigation pending that would be reasonably likely to have a material adverse effect on our consolidated financial position,

results of operations or liquidity.

Item 1A: Risk Factors

See our 2017 Form 10-K (Item 7A).  As of May 10, 2018, there have been no material changes in this information.

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

101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

*  filed herewith

** furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.,
a Delaware corporation

/s/ David A. Neumann
David A. Neumann
Chief Executive Officer

Date: May 10, 2018