Form 10-Q
period 2018-06-30
PC TEL INC
filed 2018-08-09
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, par value $.001 per share	18,314,311 as of August 8, 2018

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2018

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$7,603	$5,559
Short-term investment securities	28,904	32,499
Accounts receivable, net of allowances of $164 and $319 at June 30, 2018 and December 31, 2017, respectively	17,929	18,624
Inventories, net	13,470	12,756
Prepaid expenses and other assets	1,285	1,605
Total current assets	69,191	71,043

Property and equipment, net	12,844	12,369
Goodwill	3,332	3,332
Intangible assets, net	1,532	2,113
Deferred tax assets, net	8,213	7,734
Other noncurrent assets	58	72
TOTAL ASSETS	$95,170	$96,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,219	$5,471
Accrued liabilities	5,413	7,481
Total current liabilities	13,632	12,952
Long-term liabilities	453	392
Total liabilities	14,085	13,344
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,318,141 and 17,806,792 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	18	18
Additional paid-in capital	134,367	134,505
Accumulated deficit	(53,250)	(51,258)
Accumulated other comprehensive (loss) income	(50)	54
Total stockholders’ equity	81,085	83,319
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$95,170	$96,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUES	$21,582	$21,501	$43,313	$44,471
COST OF REVENUES	13,783	12,539	27,650	26,055
GROSS PROFIT	7,799	8,962	15,663	18,416
OPERATING EXPENSES:
Research and development	3,053	2,667	5,993	5,383
Sales and marketing	3,075	2,912	6,102	6,165
General and administrative	3,149	3,598	6,143	6,937
Amortization of intangible assets	124	124	248	248
Total operating expenses	9,401	9,301	18,486	18,733
OPERATING LOSS	(1,602)	(339)	(2,823)	(317)
Other income, net	209	14	260	42
LOSS BEFORE INCOME TAXES	(1,393)	(325)	(2,563)	(275)
Benefit for income taxes	(167)	(140)	(479)	(274)
LOSS FROM CONTINUING OPERATIONS	(1,226)	(185)	(2,084)	(1)
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT	0	(168)	0	(382)
NET LOSS	$(1,226)	$(353)	$(2,084)	$(383)

Net Loss per Share from Continuing Operations:
Basic	$(0.07)	$(0.01)	$(0.12)	$0.00
Diluted	$(0.07)	$(0.01)	$(0.12)	$0.00

Net Loss per Share from Discontinued Operations:
Basic	$0.00	$(0.01)	$0.00	$(0.02)
Diluted	$0.00	$(0.01)	$0.00	$(0.02)

Net Loss per Share:
Basic	$(0.07)	$(0.02)	$(0.12)	$(0.02)
Diluted	$(0.07)	$(0.02)	$(0.12)	$(0.02)

Weighted Average Shares:
Basic	17,142	16,534	17,099	16,437
Diluted	17,142	16,534	17,099	16,437

Cash dividend per share	$0.055	$0.05	$0.11	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

NET LOSS	$(1,226)	$(353)	$(2,084)	$(383)

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustments	(348)	105	(104)	156

COMPREHENSIVE LOSS	$(1,574)	$(248)	$(2,188)	$(227)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated	Total
		Additional		Other	Stockholders'
	Common	Paid-In	Retained	Comprehensive	Equity of
	Stock	Capital	Deficit	Loss	PCTEL, Inc.

BALANCE at DECEMBER 31, 2017	$18	$134,505	$(51,258)	$54	$83,319
Cumulative-effect adjustment resulting from adoption of ASU 2016-16	0	0	92	0	92
BALANCE at JANUARY 1, 2018	18	134,505	(51,166)	54	83,411
Stock-based compensation expense	0	1,786	0	0	1,786
Issuance of shares for stock purchase plans	0	364	0	0	364
Cancellation of shares for payment of withholding tax	0	(289)	0	0	(289)
Dividends paid	0	(1,999)	0	0	(1,999)
Net loss	0	0	(2,084)	0	(2,084)
Change in cumulative translation adjustment, net	0	0	0	(104)	(104)
BALANCE at JUNE 30, 2018	$18	$134,367	$(53,250)	$(50)	$81,085

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
.	2018	2017

Operating Activities:
Net loss from continuing operations	$(2,084)	$(1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,381	1,262
Intangible asset amortization	581	581
Stock-based compensation	1,786	1,797
(Gain) loss on disposal of property and equipment	(5)	3
Restructuring costs	(20)	(58)
Bad debt provision	124	(7)
Deferred tax provision	(390)	(423)
Changes in operating assets and liabilities:
Accounts receivable	473	1,458
Inventories	(813)	779
Prepaid expenses and other assets	330	96
Accounts payable	2,743	(232)
Income taxes payable	(38)	(186)
Other accrued liabilities	(2,107)	(694)
Deferred revenue	16	20
Net cash provided by operating activities	1,977	4,395
Investing Activities:
Capital expenditures	(1,519)	(1,544)
Proceeds from disposal of property and equipment	14	0
Purchases of investments	(22,712)	(23,071)
Redemptions/maturities of short-term investments	26,307	19,187
Net cash provided by (used in) investing activities	2,090	(5,428)
Financing Activities:
Proceeds from issuance of common stock	364	867
Payment of withholding tax on stock-based compensation	(289)	(692)
Principle payments on capital leases	(57)	(41)
Cash dividends	(1,999)	(1,752)
Net cash used in financing activities	(1,981)	(1,618)
Cash flows from discontinued operations:
Net cash used in operating activities	0	(349)
Net cash used in investing activities	0	(16)
Net cash flows used in discontinued operations	0	(365)

Net increase (decrease) in cash and cash equivalents	2,086	(3,016)
Effect of exchange rate changes on cash	(42)	36
Cash and cash equivalents, beginning of period	5,559	14,855
Cash and Cash Equivalents, End of Period	$7,603	$11,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six months Ended June 30, 2018 (Unaudited)
(in thousands except share data and as otherwise noted)

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

Segment Reporting

PCTEL operates in two segments for reporting purposes, Connected Solutions and RF Solutions.  The Company’s chief operating decision maker uses operating profits and identified assets for the Connected Solutions and RF Solutions segments for resource allocations.  Each segment has its own segment manager as well as its own engineering, business development, sales and marketing, and operational general and administrative functions.  All of the Company’s accounting and finance, human resources, information technology (“IT”) and legal functions are provided on a centralized basis through the corporate function. The Company manages its balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which is managed at the segment level. Each of the segment managers reports to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, and plans for the segment.

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

Competitors for PCTEL’s test tool products include OEMs such as Anritsu, Berkley Varitronics, Digital Receiver Technology, and Rohde and Schwarz.

PCTEL maintains expertise in several technology areas in order to be competitive in the test tool market. These include radio frequency engineering, digital signal process engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

During the quarter ended June 30, 2017, the Company approved a plan to sell its Network Engineering Services business (“Engineering Services”) and shift its focus to research and development driven radio frequency (“RF”) products. On July 31, 2017, the Company sold substantially all of the assets of the Company’s Engineering Services business to Gabe’s Construction Co., Inc. (“Gabe’s”) for a purchase price of $1.45 million. The Engineering Services business provided design, testing, commissioning, optimization, and consulting services for cellular, Wi-Fi and public safety networks and was a reporting unit within the RF Solutions segment. The disposition of Engineering Services qualified as a discontinued operation for reporting purposes due to the material significance of its historical results and because this disposition represented a strategic shift by the Company to focus on products.  As such, the Company reported the results of its Engineering Services business as discontinued operations beginning with the quarter ended June 30, 2017.  The Company restated the results of Engineering Services as discontinued operations for the three and six months ended June 30, 2017.  See Note 5 for more information on discontinued operations.

Basis of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the condensed consolidated balance sheet and the condensed consolidated statement of stockholders’ equity as of June 30, 2018, and the condensed consolidated statements of operations, statements of comprehensive loss, and cash flows for the three and six months ended June 30, 2018 and 2017, respectively. The interim condensed consolidated financial statements are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The condensed consolidated balance sheet as of December 31, 2017 is derived from the audited financial statements as of December 31, 2017.  Certain amounts in the prior year have been reclassified to conform to the current year presentation.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The significant accounting policies followed by the Company are set forth within the 2017 Form 10-K.  There were no changes in the Company’s significant accounting policies during the six months ended June 30, 2018.  See Note 13 related to Revenue from Contracts with Customers for additional disclosures related to revenue policies.  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2017 Form 10-K.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2017 Form 10-K.  The results of operations for the period ended June 30, 2018 may not be indicative of the results for the period ending December 31, 2018.

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally.  The functional currency for the Company’s foreign operations is predominantly the applicable local currency.  Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive loss, a separate component of stockholders’ equity.  Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations.  Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net were $60 and $(41) for the three months ended June 30, 2018 and 2017, respectively. Net foreign exchange (losses) resulting from foreign currency transactions included in other income, net were $(9) and $(53) for the six months ended June 30, 2018 and 2017, respectively.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”) regarding ASC Topic 326, “Financial Instruments - Credit Losses,” which modifies the measurement of expected credit losses of certain financial instruments. The amendments will be effective for the Company on January 1, 2020.  The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. Topic 842 also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for the Company on January 1, 2019.  The Company is currently evaluating key policy elections and considerations prompted by the standard and will draft an internal policy to address the new standard requirements. The Company has developed a project plan to implement Topic 842. The Company is in the process of preparing the complete portfolio of active leases, including embedded leases. The Company is in process of evaluating the impact of the new lease accounting guidance on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (“Topic 230”).  Topic 230 addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The Company adopted Topic 230 on January 1, 2018.  Adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) which introduces a new revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required in connection with the revenue recognition process than were previously required under prior U.S. GAAP. Topic 606 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The FASB has also issued the following standards which clarify Topic 606 and have the same effective date as the original standard: ASU 2016-20, Technical Corrections and Improvements to Topic 606, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, ASU 2016-10, Identifying Performance Obligations and Licensing and ASU 2016-08, Principal versus Agent Considerations.  The Company adopted Topic 606 on January 1, 2018 using the modified retrospective approach.  The majority of the Company’s revenue is recognized on a “point-in-time” basis and a nominal amount of our revenue is recognized “over time” under the new standard, which is consistent with our revenue recognition policy under the previous guidance.  There were no changes to retained earnings from the adoption of Topic 606.  The Company made changes to incorporate the impact of the new standard into our policies, processes, and controls.  See Note 13 for information on Revenue from Contracts with Customers.

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic Loss Per Share computation:
Numerator:
Net loss from continuing operations	$(1,226)	$(185)	$(2,084)	$(1)
Net loss from discontinued operations	$0	$(168)	$0	$(382)
Net loss	$(1,226)	$(353)	$(2,084)	$(383)
Denominator:
Common shares outstanding	17,142	16,534	17,099	16,437
Net Loss per common share - basic
Net loss from continuing operations	$(0.07)	$(0.01)	$(0.12)	$0.00
Net loss from discontinued operations	$0.00	$(0.01)	$0.00	$(0.02)
Net loss	$(0.07)	$(0.02)	$(0.12)	$(0.02)
Diluted Loss Per Share computation:
Denominator:
Common shares outstanding	17,142	16,534	17,099	16,437
Restricted shares subject to vesting	*	*	*	*
Common stock option grants	*	*	*	*
Total shares	17,142	16,534	17,099	16,437
Loss per common share - diluted
Net loss from continuing operations	$(0.07)	$(0.01)	$(0.12)	$0.00
Net loss from discontinued operations	$0.00	$(0.01)	$0.00	$(0.02)
Net loss	$(0.07)	$(0.02)	$(0.12)	$(0.02)

*

As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 412,000 and 600,000 for the three and six months ended June 30, 2018 and 481,000 and 483,000 for the three and six months ended June 30, 2017, respectively, were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consisted of the following:

	June 30,	December 31,
	2018	2017
Cash	$2,772	$3,785
Cash equivalents	4,831	1,774
Short-term investments	28,904	32,499
Total	$36,507	$38,058

Cash and Cash Equivalents

At June 30, 2018 and December 31, 2017, cash and cash equivalents included bank balances and investments with original maturities less than 90 days.  At June 30, 2018 and December 31, 2017, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand.  The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities.  The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).  The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

The Company had $1.5 million and $1.2 million of cash and cash equivalents in foreign bank accounts at June 30, 2018 and December 31, 2017, respectively.  Included in such amounts are cash of $1.3 million and $1.0 million in China bank accounts at June 30, 2018 and December 31, 2017, respectively.  As of June 30, 2018, the Company has no intentions of repatriating the cash in its foreign bank accounts in China.  If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner.  The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.  The Company’s cash in its foreign bank accounts is not insured.

Investments

At June 30, 2018, the Company’s short-term investments consisted of U.S. government agency bonds, AA or higher rated corporate bonds, and certificates of deposit. At December 31, 2017, the Company’s short-term investments consisted of pre-funded municipal bonds, U.S. government agency bonds, AA or higher rated corporate bonds, and certificates of deposit.   All of the investments at June 30, 2018 and December 31, 2017 were classified as held-to-maturity.    The income and principal from the pre-refunded municipal bonds were secured by an irrevocable trust of U.S. Treasury securities.  The bonds have original maturities greater than 90 days and mature in less than one year.  The Company’s bond investments are recorded at the purchase price and carried at amortized cost.  Approximately 8% of the Company’s municipal bond investments were protected by bond default insurance at December 31, 2017.  All of the municipal bonds matured during the quarter ended June 30, 2018.

Cash equivalents and investments were as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Corporate bonds	$0	$300	$0	$300	$0	$1,350	$0	$1,350
US government agency bonds	0	826	0	826	0	249	0	249
Certificates of deposit	3,419	0	0	3,419	0	0	0	0
Money market funds	286	0	0	286	175	0	0	175
Total Cash Equivalents	$3,705	$1,126	$0	$4,831	$175	$1,599	$0	$1,774
Investments:
Corporate bonds	0	16,782	0	16,782	0	18,463	0	18,463
Pre-refunded municipal bonds	0	0	0	0	0	2,133	0	2,133
US government agency bonds	0	2,849	0	2,849	0	4,457	0	4,457
Certificates of deposit	9,273	0	0	9,273	7,446	0	0	7,446
Total Investments	$9,273	$19,631	$0	$28,904	$7,446	$25,053	$0	$32,499
Cash and Investments - book value	$12,978	$20,757	$0	$33,735	$7,621	$26,652	$0	$34,273

Cash and Investments - fair value	$12,973	$20,734	$0	$33,707	$7,622	$26,617	$0	$34,239

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value.  The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2.  For the Level 2 investments, the Company uses quoted prices of similar assets in active markets.  The fair values in the table above reflect net unrealized losses of $28 and $34 at June 30, 2018 and December 31, 2017, respectively.

5. Discontinued Operations

During the quarter ended June 30, 2017, the Company approved a plan to sell its Engineering Services business and shift its focus to research and development driven RF products.  On July 31, 2017, the Company sold its Engineering Services business to Gabe’s.  The Company filed a Form 8-K related to the disposition on August 4, 2017.

The disposition met the requirements for classification as held for sale during the quarter ended June 30, 2017 because the disposition met all the criteria outlined in the accounting guidance.  Due to the significance of the results during the years ended December 31, 2016, 2015, and 2014, and because this disposition represented a strategic shift by the Company to focus on products, the disposition of Engineering Services also qualified as a discontinued operation for reporting purposes.  As such, the Company reported the results of its Engineering Services business as discontinued operations for the three and six months ended June 30, 2017.  There were no activities related to discontinued operations during the three and six months ended June 30, 2018 other than transition services for billing one customer.   The Company completed the transition for billing as of June 30, 2018.

The Company sold the fixed assets and backlog of the Engineering Services business to Gabe’s for $1.45 million.  At closing, the Company received $1.4 million, consisting of $1.3 million for the sale of the business and $0.1 million related to future services.  The Company recorded a pre-tax book gain of $0.5 million in discontinued operations during the quarter ended September 30, 2017.  The net pre-tax book gain included proceeds from the sale of assets minus the book value of the assets disposed as well as severance and related payroll benefits for terminated employees.  The book value of the assets was $0.6 million at the date of closing.   On August 1, 2017, the Company terminated 25 employees, and Gabe’s hired 11 of these employees.  The severance and related benefits for the terminated employees who were not subsequently hired by Gabe’s was $0.2 million.  The income tax gain was $0.3 million, which included the tax value of the fixed assets and the remaining tax value for intangible assets no longer being used by the Company as of the sale to Gabe’s.  The Company retained working capital of approximately $0.5 million, including accounts receivable, accounts payable, and accrued liabilities.  There was no impairment loss recorded on the disposal of the long-lived assets because the fair value of the assets less cost to sell was higher than the carrying value of the assets.

The details of the discontinued operations within the Statement of Operations are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Revenues	$1,348	$3,357
Cost of revenues	1,411	3,559
Gross profit	(63)	(202)
Operating expenses:
Sales and marketing	194	348
General and administrative	13	26
Restructuring expenses	(1)	8
Total operating expenses	206	382
Operating loss	(269)	(584)
Benefit for income taxes	(101)	(202)
Net loss	$(168)	$(382)

All the revenues and cost of revenues in discontinued operations related to services provided by the Company.

The details of the cash flows for discontinued operations are as follows:

.	Six Months Ended
June 30, 2017

Cash flows from discontinued operations:
Operating Activities:
Net loss	$(382)
Depreciation	197
Deferred tax provision	(202)
Stock compensation	49
Prepaid expenses and other assets	(11)
Net cash used in operating activities	$(349)

Investing Activities:
Capital expenditures	$(16)
Net cash used in investing activities	$(16)

Net cash flows used in discontinued operations:	$(365)

6. Goodwill and Intangible Assets

Goodwill

There were no changes to goodwill during the three and six months ended June 30, 2018.  The $3.3 million of goodwill on the balance sheet relates to the RF Solutions segment.  There were no triggering events for the RF Solutions segment during the quarter ended June 30, 2018.  The Company will continue to monitor goodwill for impairment going forward.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to six years.  Amortization expense was approximately $0.3  million for the three months ended June 30, 2018 and 2017, respectively, and $0.6 million for the six months ended June 30, 2018 and 2017, respectively.  Amortization for technology assets is included in cost of revenues and amortization for all other intangible assets is included in operating expenses.  For the three months ended June 30, 2018 and 2017, $0.1 million of the intangible asset amortization was included in operating expenses and $0.2 million of the amortization expense was included in cost of revenues.  For the six months ended June 30, 2018 and 2017, $0.3 million of the intangible asset amortization was included in operating expenses and $0.3 million of the amortization expense was included in cost of revenues

The summary of other intangible assets, net is as follows:

	June 30, 2018			December 31, 2017
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$16,880	$16,880	$0	$16,880	$16,880	$0
Patents and technology	10,114	9,003	1,111	10,114	8,670	1,444
Trademarks and trade names	4,834	4,510	324	4,834	4,335	499
Other	2,506	2,409	97	2,506	2,336	170
Total	$34,334	$32,802	$1,532	$34,334	$32,221	$2,113

The $0.6 million decrease in the net book value of intangible assets at June 30, 2018 compared to December 31, 2017 relates to amortization expense for the six months ended June 30, 2018.

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

7. Balance Sheet Information

Accounts Receivable

Accounts receivable are recorded at invoiced amounts with standard net terms that range between 30 and 90 days.  The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required.  The Company maintains an allowance for estimated uncollectible accounts receivable.  The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable.  The Company’s allowance for doubtful accounts was $0.2 million and $0.3 million at June 30, 2018 and December 31, 2017, respectively.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out method of costing.  Inventories as of June 30, 2018 and December 31, 2017 were composed of raw materials, sub-assemblies, finished goods and work-in-process.  The Company had consigned inventory with customers of $0.8 million and $0.5 million at June 30, 2018 and

December 31, 2017, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on our identification of inventory where the carrying value is above net realizable value.  The allowance for inventory losses was $3.0 million at June 30, 2018 and December 31, 2017.

Inventories consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials	$7,333	$6,849
Work-in-process	1,260	962
Finished goods	4,877	4,945
Inventories, net	$13,470	$12,756

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

Property and equipment consisted of the following:

	June 30, 2018	December 31, 2017
Building	$6,351	$6,351
Computers and office equipment	11,379	10,873
Manufacturing and test equipment	13,846	13,012
Furniture and fixtures	1,368	1,288
Leasehold improvements	1,655	1,444
Motor vehicles	20	20
Total property and equipment	34,619	32,988
Less: Accumulated depreciation and amortization	(23,545)	(22,389)
Land	1,770	1,770
Property and equipment, net	$12,844	$12,369

Depreciation and amortization expense was approximately $0.7 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively.  Depreciation and amortization expense was approximately $1.4 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively. Amortization for capital leases is included in depreciation and amortization expense.  See Note 10 for information related to capital leases.

Liabilities

Accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Inventory receipts	$1,421	$1,730
Paid time off	1,116	1,011
Payroll, bonuses, and other employee benefits	869	2,780
Warranties	401	382
Employee stock purchase plan	354	314
Professional fees and contractors	251	155
Deferred revenues	204	189
Customer refunds for estimated returns	186	197
Income and sales taxes	117	243
Short-term obligations under capital leases	105	97
Real estate taxes	74	148
Other	315	235
Total	$5,413	$7,481

Long-term liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Capital leases	$170	$180
Deferred rent	132	89
Other	151	123
Total	$453	$392

8. Stock-Based Compensation

The condensed consolidated statements of operations include $1.1 million of stock compensation expense for the three months ended June 30, 2018 and 2017, respectively.  The condensed consolidated statements of operations include $1.8 million of stock compensation expense for the six months ended June 30, 2018 and 2017, respectively.  The Company accounts for forfeitures as they occur.

The stock-based compensation expense by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service-based awards	$1,102	$1,054	$1,674	$1,679
Equity awards for short-term incentive plan	(41)	46	0	88
Stock option and employee purchase plans	57	(12)	112	30
Total continuing operations	1,118	1,088	1,786	1,797
Discontinued operations	0	28	0	49
Total	$1,118	$1,116	$1,786	$1,846

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$92	$72	$180	$133
Research and development	159	119	297	266
Sales and marketing	157	127	288	246
General and administrative	710	770	1,021	1,152
Total continuing operations	1,118	1,088	1,786	1,797
Discontinued operations	0	28	0	49
Total	$1,118	$1,116	$1,786	$1,846

Restricted Stock – Service Based

The Company grants restricted shares as employee and director incentives.  When service-based restricted stock is granted, the Company records deferred stock compensation within additional paid in capital, representing the fair value of the common stock on the date the restricted shares are granted.  The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares.  These grants vest over various periods.  During the first quarter 2018, the Company issued 420,977 service-based restricted stock awards to employees that vest in equal annual increments over three years.  During the second quarter 2018, the Company issued 60,998 restricted stock awards to the board of directors that vested upon issuance.

The following table summarizes service-based restricted stock activity for the six months ended June 30, 2018:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Awards - December 31, 2017	828,576	$5.66
Shares awarded	481,975	6.94
Shares vested	(176,798)	6.42
Shares cancelled	(1,500)	6.01
Unvested Restricted Stock Awards - June 30, 2018	1,132,253	$6.09

The intrinsic value of service-based restricted shares that vested during the three months ended June 30, 2017 was $0.2 million.  No service-based restricted shares vested during the three months ended June 30, 2018.  The intrinsic value of service-based restricted shares that vested during the six months ended June 30, 2018, and 2017 was $0.8 million and $1.2 million, respectively.

At June 30, 2018, total unrecognized compensation expense related to restricted stock was approximately $4.4 million to be recognized through 2021 over a weighted average period of 1.5 years.

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

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2018:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Units - December 31, 2017	31,800	$5.47
Units awarded	5,500	7.05
Units vested/Shares awarded	(4,087)	5.79
Units cancelled	(75)	7.49
Unvested Restricted Stock Units - June 30, 2018	33,138	$5.68

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the three months ended June 30, 2017 was $17.   No service-based restricted stock units vested during the three months ended June 30, 2018.  The intrinsic value of service-based restricted stock units that vested and were issued as shares during the six months ended June 30, 2018 and 2017 was $29 and $23, respectively.

As of June 30, 2018, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $0.1 million, to be recognized through 2021 over a weighted average period of 1.2 years.

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

A summary of the Company’s stock option activity for the six months ended June 30, 2018 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2017	470,484	$7.24
Options granted	2,000	6.98
Options forfeited	(84)	7.31
Options cancelled/expired	(21,216)	9.11
Outstanding at June 30, 2018	451,184	$7.15
Exercisable at June 30, 2018	440,285	$7.19

The range of exercise prices for options outstanding and exercisable at June 30, 2018, was $5.00 to $10.46.  The following table summarizes information about stock options outstanding under all stock option plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00 — $ 6.00	13,500	5.23	$5.05	5,739	$5.05
6.00 — 7.00	9,189	2.50	6.75	7,189	6.69
7.00 — 8.00	421,345	1.80	7.20	420,864	7.20
8.00 — 9.00	5,000	3.28	8.14	4,343	8.14
9.00 — 10.00	750	2.35	9.68	750	9.68
10.00 — 10.46	1,400	0.09	10.46	1,400	10.46
$ 5.00 — $ 10.46	451,184	1.93	$7.15	440,285	$7.19

The weighted average contractual life and intrinsic value of options outstanding and options exercisable at June 30, 2018, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	1.93	$16
Options Exercisable	1.84	$7

The intrinsic value is based on the share price of $6.24 at June 30, 2018.

There were 2,000 stock options granted during the six months ended June 30, 2018.  The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model based upon the following assumptions during the six months ended June 30, 2018:

June 30,
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

The dividend yield rate was calculated by dividing the Company’s annual dividend by the closing price on the grant date. The risk-free interest rate was based on the U.S. Treasury yields with a remaining term that approximates the expected life of the options granted.  The expected volatility was based on a five-year historical period of the Company’s stock price.  The expected life for options granted was based on historical data of employee exercise performance. The Company records expense based on the graded vesting method.

As of June 30, 2018, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $9, to be recognized through 2021 over a weighted average period of 1.3 years.

Performance-based Equity Awards

The Company had 110,500 unvested performance awards at June 30, 2018 and December 31, 2017, respectively.  There was no activity related to performance awards during the six months ended June 30, 2018.  As of June 30, 2018, the Company does not expect any of the outstanding performance awards to vest.

Short-term incentive plan

Incentive awards earned by certain executives and key managers under the Company’s 2018 short-term incentive plan (“STIP”) will be settled 50% in cash and 50% in shares of the Company’s stock for certain executives.  The incentive awards for all other participants under the 2018 STIP will be 100% in cash.  All incentive awards earned under the 2017 STIP were paid in cash.

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

Based on the 15% discount and the fair value of the option feature of the ESPP, it is considered compensatory.  Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Employee Stock Purchase Plan
	2018	2017
Dividend yield	3.2%	3.8%
Risk-free interest rate	2.1%	0.8%
Expected volatility	33%	33%
Expected life (in years)	0.5	0.5

The dividend yield rate was calculated by dividing the Company’s annual dividend by the closing price on the grant date.  The risk-free interest rate was based on the U.S. Treasury yields with a remaining term that approximates the expected life of the options granted.  The volatility was based on a five-year historical period of the Company’s stock price.  The expected life was based on the offering period.

Board of Director Equity Awards

The Company grants equity awards under the PCTEL, Inc. Stock Plan (the “Stock Plan”) to members of its Board of Directors an annual retainer for committee service in shares of the Company’s stock.  These awards vest upon issuance.  New directors receive a one-time grant that vests over three years.  During the quarter ended June 30, 2018, the Company issued 60,988 shares of the Company’s stock with a fair value of $0.4 million.  During the quarter ended June 30, 2017, the Company issued 52,786 shares of the Company’s stock with a fair value of $0.4 million.

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes.  For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority.  For withholding taxes related to stock awards, the Company paid $0.3 million and $0.6 million during the six months ended June 30, 2018 and 2017, respectively.

9. Benefit Plans

Employee Benefit Plans

The Company’s 401(k) plan covers all of the U.S. employees beginning the first day of the month following the first month of their employment.  Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit.  The Company matches employee contributions up to 4%, and may also make discretionary contributions to the 401(k) plan.  The Company also contributes to various retirement plans for foreign employees.

The Company’s contributions to retirement plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
PCTEL, Inc. 401(k) profit sharing plan - US employees	$163	$175	$365	$360
Defined contribution plans - foreign employees	134	109	262	207
Total	$297	$284	$627	$567

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

The following table summarizes the restructuring activity during the six months ended June 30, 2018 and the status of the reserves at June 30, 2018:

Lease
Terminations
Balance at December 31, 2017	$116
Restructuring expense	0
Payments	(18)
Balance at June 30, 2018	$98

The restructuring liability is recorded on the balance sheet at June 30, 2018 and December 31, 2017 as follows:

	June 30, 2018	December 31, 2017

Accrued liabilities	$37	$35
Long-term liabilities	61	81
Total	$98	$116

Operating Leases

The Company has operating leases for facilities through 2025 and office equipment through 2021.  The future minimum rental payments as of June 30, 2018 are as follows:

Year	Amount
2018	$610
2019	1,127
2020	515
2021	145
2022	146
Thereafter	268
Future minimum lease payments	$2,811

The rent expense under leases was $0.2 million and $0.3 million for the three months ended June 30, 2018, and 2017, respectively, and was $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

In August 2017, the Company executed a new seven-year lease for 5,977 square feet of office space in Akron, Ohio for wireless product development related to the Connected Solutions segment. The annual lease obligation pursuant to the lease agreement is approximately $0.1 million.  The Company assumed occupancy of this office in March 2018.

During the first quarter 2016, the Company vacated its Colorado office lease in order to consolidate facility space related to our Engineering Services reporting unit. In May 2017, the Company signed a sublease with a term through the lease termination date.  The lease expires on October 31, 2020.  See discussion related to the Colorado office in the restructuring section of this Note 10.

Capital Leases

The Company has capital leases for office equipment.  The net book values for assets under capital leases were as follows:

	June 30, 2018	December 31, 2017
Cost	$502	$453
Accumulated Depreciation	(236)	(195)
Net Book Value	$266	$258

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount
2018	$57
2019	98
2020	61
2021	48
2022	23
Thereafter	7
Total minimum payments required	294
Less: amount representing interest	19
Present value of net minimum lease payments	$275

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The refund liability related to estimated sales returns was $0.2 million at June 30, 2018 and December 31, 2017, respectively, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.

The Company offers repair and replacement warranties of up to five years for certain antenna products and scanning receiver products.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends.  The warranty reserve was $0.4 million at June 30, 2018 and June 30, 2017, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

	Six Months Ended June 30,
	2018	2017
Beginning balance	$382	$394
Provisions for warranties	65	74
Consumption of reserves	(46)	(47)
Ending balance	$401	$421

11. Income Taxes

On December 22, 2017, the United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”), marking a change from a worldwide tax system to a modified territorial tax system in the United States. As part of this change, the Tax Act, provides for a transition tax on the accumulated unremitted foreign earnings and profits of foreign subsidiaries (“Transition Tax”), a reduction of the U.S. federal corporate income tax rate from 34% to 21%, and an indefinite carryforward of net operating losses (“NOLs”) incurred in 2018 and future periods.

In response to the enactment of the Tax Act in late 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the Tax Act at the time of issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted. Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the Tax Act for which the accounting is incomplete, but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined. The measurement period should not extend beyond one year.

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

In order to complete the accounting for the effects of the Transition Tax in 2018, the Company is continuing to gather additional information including refining the calculation of earnings and profits of foreign subsidiaries and is continuing to monitor the guidance from the I.R.S., states, and other government agencies to more precisely compute the amount of the Transition Tax and the state income tax impact of the deemed distributions of the foreign earnings and profits.  No adjustments were recorded related to the Transition Tax during the three and six months ended June 30, 2018.  The analyses will continue throughout 2018 and is expected to be completed when the Company files its income tax returns in late 2018.

The Tax Act also includes a provision designed to tax global intangible low taxed income (“GILTI”). Under the provision, a U.S. shareholder is required to include in gross income the amount of its GILTI, which is generally the net income of its controlled foreign corporations in excess of a 10% return on depreciable tangible assets after identification of other income subject to non-deferral rules. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method") or (2) factoring such amounts into the Company's measurement of its deferred taxes (the "deferred method"). Due to the complexity of the new GILTI tax rules and uncertainty of the application of the foreign tax credit rules in relation to GILTI, the Company is continuing to evaluate this provision of the Tax Act. However, the Company has included an estimate of the 2018 current GILTI impact in the annual effective tax rate for 2018. The amount included for GILTI does not have a significant impact on the Company’s tax provision for the three and six months ended June 30, 2018.

The Company recorded an income tax benefit of $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively.  The benefit recorded for the three and six months ended June 30, 2018 differed from the statutory rate of 21%  because the Company did not record income tax benefits for losses with finite lives and due to permanent differences.  The Company recorded an income tax benefit of $0.1 and $0.3 million for the three and six months ended June 30, 2017, respectively.  The net tax benefit for the three and six months ended June 30, 2017 differed from the statutory rate of 34% due to the combination of U.S. pretax losses and foreign pretax profits taxed at lower rates.  The net tax benefit for the three and six months ended June 30, 2017 included income tax expense of $0.1 million related to tax deficiencies with restricted stock and stock options and $0.1 million income tax benefit related to previously unrecognized tax benefits for research credits.

The Company had deferred tax assets net of deferred tax liabilities of $8.2 million and $7.7  million at June 30, 2018 and at December 31, 2017, respectively, virtually all of which are related to the United States tax jurisdiction.  The Company’s net deferred tax assets consist of NOLs and credits as well as timing differences.  The Company’s NOLs and credits generated as of December 31, 2017 have a finite life primarily based on the 20-year carry forward of federal net operating losses.  The timing differences have a ratable reversal pattern over 13 years.

On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s valuation allowance against its deferred tax assets was $5.4 million and $5.2 million at June 30, 2018 and December 31, 2017, respectively.  For the deferred tax assets related to NOLs and credits, the Company believes that it is more likely than not that these deferred tax assets will not be realized based on the negative evidence of a cumulative three-year loss through June 30, 2018 and expiration of the NOLs.  The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

The Company’s gross unrecognized tax benefit was $0.7 million at June 30, 2018 and at December 31, 2017.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s U.S. federal tax returns remain subject to examination for 2015 and subsequent periods. The Company’s U.S. state tax returns remain subject to examination for 2012 and subsequent periods.  The Company’s foreign tax returns remain subject to examination for 2010 and subsequent periods.

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

The following tables are the segment operating profits and cash flow information for the three and six months ended June 30, 2018 and 2017, respectively, and the segment balance sheet information as of June 30, 2018 and December 31, 2017:

	Three Months Ended June 30, 2018
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$17,478	$4,135	$(31)	$21,582
GROSS PROFIT	$5,031	$2,755	$13	$7,799
OPERATING INCOME (LOSS) FOR CONTINUING OPERATIONS	$1,530	$(398)	$(2,734)	$(1,602)

Depreciation	$513	$135	$59	$707
Intangible amortization	$39	$252	$0	$291
Capital expenditures	$578	$55	$2	$635

	Six Months Ended June 30, 2018
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$35,243	$8,134	$(64)	$43,313
GROSS PROFIT	$10,229	$5,426	$8	$15,663
OPERATING INCOME (LOSS) FOR CONTINUING OPERATIONS	$3,134	$(724)	$(5,233)	$(2,823)

Depreciation	$991	$271	$119	$1,381
Intangible amortization	$78	$503	$0	$581
Capital expenditures	$1,298	$162	$59	$1,519

	As of June 30, 2018
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$13,341	$4,588	$0	$17,929
Inventories	$12,118	$1,352	$0	$13,470

Long-lived assets:
Property and equipment, net	$10,806	$1,201	$837	$12,844
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$0	$1,532	$0	$1,532
Deferred tax assets, net	$0	$0	$8,213	$8,213
Other noncurrent assets	$0	$0	$58	$58

	Three Months Ended June 30, 2017
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$16,866	$4,661	$(26)	$21,501
GROSS PROFIT	5,731	3,223	8	8,962
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	$2,349	$411	$(3,099)	$(339)
Depreciation	$425	$138	$71	$634
Intangible amortization	$39	$252	$0	$291
Capital expenditures	$334	$226	$(66)	$494

	Six Months Ended June 30, 2017
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$34,137	$10,418	$(84)	$44,471
GROSS PROFIT	11,135	7,270	11	18,416
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	$4,095	$1,432	$(5,844)	$(317)
Depreciation	$851	$279	$132	$1,262
Intangible amortization	$78	$503	$0	$581
Capital expenditures	$844	$298	$402	$1,544

	As of December 31, 2017
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$13,158	$5,466	$0	$18,624
Inventories	$11,418	$1,338	$0	$12,756
Long-lived assets:
Property and equipment, net	$10,161	$1,300	$908	$12,369
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$78	$2,035	$0	$2,113
Deferred tax assets, net	$0	$0	$7,734	$7,734
Other noncurrent assets	$0	$0	$72	$72

The Company’s revenue to customers by geographic location, as a percent of total revenues, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2018	2017	2018	2017
Asia Pacific	18%	17%	17%	20%
Europe, Middle East, & Africa	11%	9%	10%	8%
Other Americas	4%	6%	4%	5%
Total Foreign sales	33%	32%	31%	33%

The following table represents the customers that accounted for 10% or more of revenues during the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2018	2017	2018	2017
Customer A	11%	10%	10%	9%

The following table represents the customers that accounted for 10% or more of total trade accounts receivable at June 30, 2018 and December 31, 2017.

Trade Accounts Receivable	June 30, 2018	December 31, 2017
Customer A	11%	7%
Customer B	4%	12%

13. Revenue from Contracts with Customers

Under Topic 606, a contract with a customer is an agreement which both parties have approved, that creates enforceable rights and obligations, has commercial substance, and has identified payment terms, and for which collectability is probable. Once the Company has entered into a contract, it is evaluated to identify performance obligations. For each performance obligation, revenue is recognized as control of promised goods or services transfers to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The amount of revenue recognized takes into account variable consideration, such as returns and volume rebates.  A majority of the Company’s revenue is short cycle in nature with shipments within one year from order. The Company's payment terms generally range between 30 to 90 days.

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

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability was $0.2 million at June 30, 2018 and December 31, 2017, respectively, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.  The December 31, 2017 refund liability was reclassified from accounts receivable to accrued liabilities for consistency with the current year presentation.  Additionally, the Company recorded an asset based on historical experience for the amount of product we expect to return to inventory as a result of the return, which is recorded in inventories in the condensed consolidated balance sheets.  The product return asset was $0.1 million at June 30, 2018 and December 31, 2017.

There were no contract assets at June 30, 2018 or December 31, 2017.  The Company records contract liabilities for deferred revenue and customer prepayments.  Contract liabilities are recorded in accrued liabilities in the condensed consolidated balance sheets.  The contract liability was $0.3 million at June 30, 2018 and December 31, 2017.  The Company recognized revenue of $0.1 million and $0.2 million during the three and six months ended June 30, 2018, respectively, related to contract liabilities at the beginning of the period.

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

U.S. Tariffs

Effective July 6, 2018, the Office of the United States Trade Representative (“USTR”) imposed duties of 25% on certain Chinese imports containing industrially significant technologies, including certain PCTEL antenna and antenna components.  Tariffs have increased the cost of the Company’s products, adversely impacting the gross margin that the Company earns on sales of its products and making our products more expensive for customers.  During the trailing twelve months ended June 30, 2018, $7.5 million of our customer revenues were based on products subject to the new tariffs.  In July, we initiated a 20% upcharge to end customers of these products to recover the impact of the additional costs for these U.S. tariffs.  The Company will continue to monitor and adjust prices as necessary and as market conditions permit.  However, the Company does not know the price elasticity of the unit volume based on the price increase.

Additional tariffs affecting other antennas and antenna components become effective on August 23, 2018.  The Company is currently evaluating the impact of these additional tariffs.

There were no other subsequent events or transactions that required recognition or disclosure in the unaudited interim condensed consolidated financial statements.

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

Our second quarter 2018 revenues of $21.6 million increased by $0.1 million, or 0.4% compared to revenues of $21.5 million for the same period in 2017. Revenues increased for the Connected Solutions segment by $0.6 million or 3.6%, but these higher revenues were offset when revenues for the RF Solutions segment declined by $0.5 million or 11.3%. For the second quarter 2018, we recorded an operating loss of $1.6 million compared to an operating loss of $0.3 million in the second quarter 2017.  Revenues for the six months ended June 30, 2018 of $43.3 million declined by $1.2 million or 2.6% compared to revenues of $44.5 million for the same period in 2017.  Revenues declined in the RF Solutions segment by $2.3 million or 21.9%, but revenues increased in the Connected Solutions segment by $1.1 million or 3.2%.  For the six months ended June 30, 2018, we recorded an operating loss of $2.8 million compared to an operating loss of $0.3 million during the same period in 2017.  For both the three and six months ended June 30, 2018, the increase in revenues for the Connected Solutions segment was due to increased sales in the Enterprise Wi-Fi vertical market, while the decrease in revenues for the RF Solutions segment was primarily due to lower capital spending by U.S. carriers and also lower revenues in the Asia Pacific region because 2017 included some large projects in China and Japan.  The operating loss for both the three and six months ended June 30, 2018 was primarily the result of the negative gross margin impact of lower revenues generated by the RF Solutions segment and a lower gross margin percentage for the Connected Solutions segment.  Operating expenses were lower for the six months ended June 30, 2018 compared to the same period in 2017 as lower general and administrative expenses offset higher research and development expenses.

Introduction

PCTEL delivers Performance Critical TELecom technology solutions to the wireless industry. We are a leading global supplier of wireless network antenna and testing solutions. The Connected Solutions segment designs and manufactures precision antennas. PCTEL antennas are deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in network equipment and devices for the Industrial Internet of Things.  The RF Solutions segment provides test tools that improve the performance of wireless networks globally. Mobile operators, neutral hosts, and equipment manufacturers rely on PCTEL to analyze, design, and optimize next generation wireless networks.

PCTEL operates in two segments for reporting purposes. Each segment has its own segment manager as well as its own engineering, sales and marketing, and operational general and administrative functions. All of our accounting and finance, human resources, information technology (“IT”) and legal functions are provided on a centralized basis through the corporate function.

Generally, revenue growth for the Connected Solutions segment is driven by the increased use of wireless communications and increased complexity trends occurring in these markets.  PCTEL antennas are primarily sold to original equipment manufacturers (“OEM”) providers where they are designed into the customer’s solution. PCTEL maintains expertise in several technology areas in order to be competitive in the antenna market. These include radio frequency engineering, mobile antenna design and manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Generally, revenue growth for the RF Solutions segment is driven by the implementation and roll out of new wireless technology standards (i.e., 3G to 4G, 4G to 5G, etc.).  PCTEL test equipment is sold directly to wireless carriers or to OEMs who integrate our products into their solution, which is then sold to wireless carriers.  PCTEL maintains expertise in several technology areas in order to be competitive in the test tool market. These include radio frequency engineering, digital signal processing engineering, manufacturing, mechanical engineering, product quality and testing, and wireless network engineering.

Results of Operations

Three and six months Ended June 30, 2018 and 2017

(in thousands)

Revenues by Segment

	Three Months Ended June 30,
	2018	2017	$ Change	% Change

Connected Solutions	$17,478	$16,866	$612	3.6%
RF Solutions	4,135	4,661	(526)	-11.3%
Corporate	(31)	(26)	(5)	not meaningful
Total	$21,582	$21,501	$81	0.4%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change

Connected Solutions	$35,243	$34,137	$1,106	3.2%
RF Solutions	8,134	10,418	(2,284)	-21.9%
Corporate	(64)	(84)	20	not meaningful
Total	$43,313	$44,471	$(1,158)	-2.6%

Revenues increased 0.4% for the three months ended June 30, 2018 and decreased 2.6% for the six months ended June 30, 2018 compared to the same periods in 2017.  Revenues for the Connected Solutions segment increased 3.6% and 3.2% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 due to increased sales in the Enterprise Wi-Fi vertical market.  Revenues for the RF Solutions segment decreased 11.3% and 21.9% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to lower capital spending by U.S. carriers for legacy 4G wireless systems in preparation for the capital expenditures required for 5G deployments.  RF Solution revenues were also lower in the Asia Pacific region because 2017 included some large projects in China and Japan.

Gross Profit by Segment

	Three Months Ended June 30,				Change
	2018	% of Revenues	2017	% of Revenues	Basis Points	%

Connected Solutions	$5,031	28.8%	$5,731	34.0%	(520)	-5.2%
RF Solutions	2,755	66.6%	3,223	69.1%	(250)	-2.5%
Corporate	13	not meaningful	8	not meaningful
Total	$7,799	36.1%	$8,962	41.7%	(560)	-5.6%

	Six Months Ended June 30,				Change
	2018	% of Revenues	2017	% of Revenues	Basis Points	%

Connected Solutions	$10,229	29.0%	$11,135	32.6%	(360)	-3.6%
RF Solutions	5,426	66.7%	7,270	69.8%	(310)	-3.1%
Corporate	8	not meaningful	11	not meaningful
Total	$15,663	36.2%	$18,416	41.4%	(520)	-5.2%

The gross profit decreased by 560 basis points for the three months ended June 30, 2018 compared to the same period in 2017 and decreased by 520 basis points for the six months ended June 30, 2018, compared to the same period in 2017.  The declines in gross profit were due to a higher mix of revenues from the Connected Solutions segment as well as a decline in the gross profit percentage for the Connected Solutions segment.  The gross profit for the Connected Solutions segment declined by 520 basis points and 360 basis points for the three and six months ended June 30, 2018, respectively, due to price pressure in the small cell vertical market and due to product mix.  The gross profit for the RF Solutions segment decreased by 250 and 310 basis points for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to the impact of fixed costs over lower revenues.

Consolidated Operating Expenses

	Three Months Ended June 30,		Three Months Ended June 30,	% of Revenues
	2018	Change	2017	2018	2017
Research and development	$3,053	$386	$2,667	14.1%	12.4%
Sales and marketing	3,075	163	2,912	14.2%	13.5%
General and administrative	3,149	(449)	3,598	14.6%	16.7%
Amortization of intangible assets	124	0	124	0.6%	0.6%
Total	$9,401	$100	$9,301	43.5%	43.2%

	Six Months Ended June 30,		Six Months Ended June 30,	% of Revenues
	2018	Change	2017	2018	2017
Research and development	$5,993	$610	$5,383	13.8%	12.1%
Sales and marketing	6,102	(63)	6,165	14.1%	13.9%
General and administrative	6,143	(794)	6,937	14.2%	15.6%
Amortization of intangible assets	248	0	248	0.6%	0.6%
Total	$18,486	$(247)	$18,733	42.7%	42.2%

Research and Development

Research and development expenses increased approximately $0.4 million for the three months ended June 30, 2018 and increased $0.6 million for the six months ended June 30, 2018 compared to the same periods in 2017.  The increase during the three months ended June 30, 2018 consists of higher expenses of $0.2 million for the Connected Solutions segment and higher expenses of $0.2 million for the RF Solutions segment compared to the same period in the prior year.  The increase during the six months ended June 30, 2018 consists of higher expenses of $0.5 million for the Connected Solutions segment and higher expenses of $0.1 million for the RF Solutions segment compared to the same period in the prior year.  Expenses for both segments were higher compared to the prior year periods due to additional headcount and equipment required to support investments in growth areas.

Sales and Marketing

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses increased approximately $0.2 million for the three months ended June 30, 2018 and decreased $0.1 million for the six months ended June 30, 2018 compared to the same periods in 2017.   For the three months ended June 30, 2018, sales and marketing expenses were higher by $0.2 million for the RF Solutions segment and approximately even for the Connected Solutions segment compared to the same period in 2017.  During the six months ended June 30, 2018, sales and marketing expenses for the Connected Solutions segment declined $0.3 million, offsetting higher sales and marketing expenses of $0.2 million for the RF Solutions segment compared to the same period in 2017.  The expense decrease for the Connected Solutions segment is due to headcount reductions in sales and marketing at the end of the first quarter 2017.  The expense increase for RF Solutions for the three and six months ended June 30, 2018 was due to additions to sales and marketing headcount.

General and Administrative

General and administrative expenses include costs associated with the general management, finance, human resources, IT, legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses declined by $0.4 million for the three months ended June 30, 2018 and declined by $0.8 million for the six months ended June 30, 2018 compared to the same periods in 2017 because 2017 included incentive compensation expense and corporate expenses related to the CEO transition that were not included in 2018 and other corporate expenses were lower in 2018.  Incentive compensation expenses for the three and six months ended June 30, 2017, were $0.2 million and $0.4 million, respectively. Corporate expenses related to the CEO transition were $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively.

Amortization of Intangible Assets

Amortization expense within operating expenses was $0.1 million and $0.2 million during the three and six months ended June 30, 2018 and 2017, respectively.  Between the first quarter 2017 and the second quarter 2018, there were no changes to intangible assets that impacted amortization expense

Stock-based compensation expense

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$92	$72	$180	$133
Research and development	159	119	297	266
Sales and marketing	157	127	288	246
General and administrative	710	770	1,021	1,152
Total continuing operations	1,118	1,088	1,786	1,797
Discontinued operations	0	28	0	49
Total	$1,118	$1,116	$1,786	$1,846

Stock compensation expense was approximately the same for the three and six months ended June 30, 2018 compared to the same periods in 2017.

Operating (Loss) Income by Segment

	Three Months Ended June 30,
	2018	% of Revenues	2017	% of Revenues

Connected Solutions	$1,530	8.8%	$2,349	13.9%
RF Solutions	(398)	-9.6%	411	8.8%
Corporate	(2,734)	not meaningful	(3,099)	not meaningful
Total	$(1,602)	-7.4%	$(339)	-1.6%

	Six Months Ended June 30,
	2018	% of Revenues	2017	% of Revenues

Connected Solutions	$3,134	8.9%	$4,095	12.0%
RF Solutions	(724)	-8.9%	1,432	13.7%
Corporate	(5,233)	not meaningful	(5,844)	not meaningful
Total	$(2,823)	-6.5%	$(317)	-0.7%

We reported a total operating loss of $1.6 million during the three months ended June 30, 2018 and an operating loss of $2.8 million for the six months ended June 30, 2018.  The operating losses were primarily the result of lower profits for the RF Solutions segment and lower gross profits for the Connected Solutions segment.  Due to lower revenues we recorded operating losses of $0.4 million and $0.7 million for RF Solutions segment during the three and six months ended June 30, 2018, respectively, compared to income for the same periods in 2017.  Operating profit for the Connected Solutions segment was lower by approximately $0.8 million during the three months ended June 30, 2018 and lower by $1.0 million for the six months ended June 30, 2018 compared to the prior year primarily due to a lower gross profit percentage.  Within the corporate function, expenses were lower by $0.3 million and $0.6 million, respectively in the three and six months ended June 30, 2018 due to lower expenses related to the Short-Term Incentive Plan (“STIP”) and because the same periods in 2017 included expenses related to the CEO transition.

Other Income, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income	$145	$60	$263	$105
Foreign exchange (losses) gains	60	(41)	(9)	(53)
Other, net	4	(5)	6	(10)
Total	$209	$14	$260	$42
Percentage of revenues	1.0%	0.1%	0.6%	0.1%

Other income, net consists of interest income, foreign exchange losses and gains, and interest expense.  Interest income increased during the three and six months ended June 30, 2018 compared to the prior year, primarily due to higher average interest rates but also due to higher investment and cash equivalent balances.  Our investment and cash equivalent balances declined during the six months ended June 30, 2018 but were higher compared to the first six months of 2017.

Benefit for Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Benefit for income taxes	$(167)	$(140)	$(479)	$(274)
Effective tax rate	12.0%	43.1%	18.7%	99.6%

We recorded an income tax benefit of $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively.  The tax benefit recorded for the six months ended June 30, 2018 differed from the statutory rate of 21% by approximately 2%, because the Company did not record income tax benefits for losses with finite lives and due to permanent differences.  The tax benefit recorded for the six months ended June 30, 2017 differed from the statutory rate of 34% by 66% due to the combination of U.S. pretax losses and foreign pretax profits taxed at lower rates.  The net tax benefit for the six months ended June 30, 2017 included income tax expense of $0.1 million related to tax deficiencies with restricted stock and stock options and $0.1 million income tax benefit related to previously unrecognized tax benefits for research credits.

We maintain valuation allowances due to uncertainties regarding realizability.  Our valuation allowance against deferred tax assets was $5.4 million and $5.2 million at June 30, 2018 and December 31, 2017, respectively.  Most of our deferred tax assets relate to the United States tax jurisdiction. On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment.  The valuation allowance at June 30, 2018 and December 31, 2017 relates to net operating losses (“NOLs”) and credits.  We believe that it is more likely than not that these deferred tax assets will not be realized based on the negative evidence of a cumulative three-year loss through June 30, 2018 and at December 31, 2017 and the finite expiration of state NOLs and credits and federal NOLs generated as of December 31, 2017.  See Note 11 to the consolidated financial statements for more information related to income taxes.

Net Loss from Discontinued Operations, Net of Income Tax Benefit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss from discontinued operations, net of income tax	$0	$(168)	$0	$(382)

During the quarter ended June 30, 2017, we approved a plan to sell our Network Engineering Services business (“Engineering Services”) and shift our focus toward research and development driven radio frequency (“RF”) products. We sold the business to Gabe’s Construction on July 31, 2017. See Note 5 to the consolidated financial statements for information related to discontinued operations. The results for Engineering Services is reported as discontinued operations for the three and six months ended June 30, 2017. The net loss for the three and six months ended June 30, 2017 includes operating losses, net of income tax benefits.  The loss for the three and six months ended June 30, 2017 reflects negative gross margin of $0.1 million and $0.2 million due to the impact of high fixed costs over low revenues.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2018	2017

Net loss from continuing operations	$(2,084)	$(1)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	3,457	3,155
Changes in operating assets and liabilities	604	1,241
Net cash provided by operating activities	$1,977	$4,395
Net cash provided by (used in) investing activities	$2,090	$(5,428)
Net cash used in financing activities	$(1,981)	$(1,618)
Net cash flows used in discontinued operations	$0	$(365)
Net increase (decrease) in cash	$2,086	$(3,016)

	June 30,	December 31,
	2018	2017
Cash and cash equivalents at the end of period	$7,603	$5,559
Short-term investments at the end of period	$28,904	$32,499
Working capital at the end of period	$55,559	$58,091

Liquidity and Capital Resources Overview

At June 30, 2018, our cash, cash equivalents, and investments were approximately $36.5 million, and we had working capital of $55.6 million.  Our primary source of liquidity is cash provided by operations, with short-term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities.  During the years ended December 31, 2017, 2016, and 2015, our balance sheet provided operating funds.  In periods of expansion, we expect to use cash from our balance sheet.

Within investing activities, capital spending historically ranges between 2.0% and 4.0% of our revenues and the primary use of capital is for manufacturing and engineering development.  Our capital expenditures during the six months ended June 30, 2018 were approximately 3.5% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles.  We have a history of supplementing our organic revenue with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time.  We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the Employee Stock Purchase Plan and have historically used funds to repurchase shares of our common stock through our share repurchase programs and through quarterly dividends.  Whether this activity results in our being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year.

Management believes that our current financial position, which includes the $36.5 million in cash and investments and no debt, combined with our historic ability to generate free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support our operations.

Operating Activities:

Operating activities generated $2.0 million of cash during the six months ended June 30, 2018.  We generated $1.4 million of cash from our income statement activities and generated $0.6 million of cash from our balance sheet activities. Within the balance sheet activities, we generated cash due to an increase in accounts payable of $2.7 million and net collections of accounts receivable of $0.5 million, offsetting use of cash for net payments of accrued liabilities of $2.1 million and higher inventories of $0.8 million.  Accrued liabilities were lower at June 30, 2018, primarily due to the payout of $1.7 million for the 2017 short-term incentive plan.  Accounts payable was higher at June 30, 2018 because we extended the payment cycle for certain vendors to match accounts receivable collections and due to the timing of purchases during the second quarter 2018.  Inventories were higher for the Connected Solutions segment in both the U.S. and China.

Operating activities from continuing operations provided $4.4 million of cash during the six months ended June 30, 2017. We generated $3.2 million of cash from our income statement activities and $1.2 million of cash from our balance sheet activities. From the balance sheet activities, we generated cash of $1.5 million from decreases in accounts receivable and $0.8 million from reductions in inventories and used cash of $0.7 million from reductions in accrued liabilities and $0.2 million from reductions in accounts payable. Inventories declined during the six months ended June 30, 2017 for both Connected Solutions and RF Solutions due to process improvements related to purchasing and forecasting, as well as a decrease in revenues for the three months ended June 30, 2017 compared to the three months ended December 31, 2016.  Accounts receivable declined during the six months ended June 30, 2017 due to the decrease in revenues for the three months ended June 30, 2017 compared to the three months ended December 31, 2016. Revenues declined by $3.9 million during for the six months ended June 30, 2017 compared to the six months ended December 31, 2016.  In total, accrued liabilities and accounts payable were lower by $0.9 million due to the reduction in amounts due for inventory purchases.

Investing Activities:

Our investing activities provided $2.1 million of cash during the six months ended June 30, 2018.  During the six months ended June 30, 2018, redemptions and maturities of our short-term investments provided $26.3 million in funds and we rotated $22.7 million of cash into new short-term investments.  We used $1.5 million for capital expenditures during the six months ended June 30, 2018.  Capital expenditures included equipment for our new development office in Akron, Ohio.

Our investing activities used $5.4 million of cash during the six months ended June 30, 2017. During the six months ended June 30, 2017, redemptions and maturities of our short-term investments provided $19.2 million in funds and we rotated $23.1 million of cash into new short-term investments. We used $1.5 million for capital expenditures during the six months ended June 30, 2017. Capital expenditures included $0.6 million for a new IP phone and communications system.

Financing Activities:

We used $2.0 million in cash for financing activities during the six months ended June 30, 2018.  We used $2.0 million for cash dividends paid in February 2018 and May 2018.  We received $0.4 million in proceeds from the purchase of shares through our ESPP and we used $0.3 million for payroll taxes related to stock-based compensation and $0.1 million on payments for capital leases.  The tax payments related to our stock issued for restricted stock awards.

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

Contractual Obligations and Commercial Commitments

We had purchase obligations of $6.2 million and $5.7 million at June 30, 2018 and December 31, 2017, respectively.  These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business and exclude the balances for purchases currently recognized as liabilities on the balance sheet.

As of June 30, 2018, we had operating lease obligations of approximately $2.8 million through 2025, primarily for facility leases.  We had capital lease obligations of $0.3 million at June 30, 2018 and at December 31, 2017.

We had a liability of $0.7 million related to income tax uncertainties at June 30, 2018 and December 31, 2017.  We do not know the timing of the settlement of this liability.

U.S. Tariffs

Effective July 6, 2018, the Office of the United States Trade Representative (“USTR”) imposed duties of 25% on certain Chinese imports containing industrially significant technologies, including certain PCTEL antenna and antenna components.  Tariffs have increased the cost of the Company’s products, adversely impacting the gross margin that the Company earns on sales of its products and making our products more expensive for customers.  During the trailing twelve months ended June 30, 2018, $7.5 million of our customer revenues were based on products subject to the new tariffs.  In July, we initiated a 20% upcharge to end customers of these products to recover the impact of the additional costs for these U.S. tariffs.  The Company will continue to monitor and adjust prices as necessary and as market conditions permit.  However, the Company does not know the price elasticity of the unit volume based on the price increase.

Additional tariffs affecting other antennas and antenna components become effective on August 23, 2018.  The Company is currently evaluating the impact of these additional tariffs.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2017 Form 10-K (Item 7A).  As of August 9, 2018, there have been no material changes in this information.

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

PART II Other Information

Item 1: Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business.  All such matters are subject to many uncertainties and outcomes that are not predictable with assurance.  In our opinion, as of June 30, 2018, there were no claims or litigation pending that would be reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A: Risk Factors

See our 2017 Form 10-K (Item 7A).  As of August 9, 2018, there have been no material changes in this information except for an update based on US tariffs imposed on PCTEL antenna and antenna components manufactured in China:

Conducting business in foreign countries involves additional financial, operating, and regulatory risks.

A substantial portion of our manufacturing activities is conducted in China.  There are a number of risks inherent in doing business in foreign countries, including: (i) fluctuations in the value of the U.S. dollar relative to other currencies, and in particular the impact of a re-valuation of the Chinese Yuan; (ii) impact of tariffs or trade wars among the countries in which we do business; (iii) difficulties in repatriation of earnings; (iv) disruption to our supply chain, including our ability to import materials and export products;  (v) nationalist sentiment creating advantages for our competitors in their home countries; (vi) impact of labor unrest; (vii) unexpected legal or regulatory changes, particularly changes to environmental, labor or manufacturing regulations; (vii) lack of sufficient protection for intellectual property rights; (viii) difficulties in recruiting and retaining personnel and managing international operations;(ix) less developed infrastructure; and (x) other unfavorable political or economic factors which could include nationalization of the wireless communications or related industries.  If we are unable to manage successfully these and other risks pertaining to our international activities, our operating results, cash flows and financial position could be materially and adversely affected.

Effective July 6, 2018, the Office of the United States Trade Representative (“USTR”) imposed duties of 25% on certain Chinese imports containing industrially significant technologies, including certain PCTEL antenna and antenna components, and there are additional tariffs under review.  Tariffs impact the gross margin that the Company earns on sales of its products and have necessitated price increases. Furthermore, political uncertainty surrounding international trade disputes and protectionist measures may have a negative effect on customer confidence and spending.  The Company will continue to monitor and adjust prices as necessary and as market conditions permit.   The impact of the tariffs on the Company’s future revenue and profitability is uncertain.

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

101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

*  filed herewith

** furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.,
a Delaware corporation

/s/ David A. Neumann
David A. Neumann
Chief Executive Officer

Date: August 9, 2018