Form 10-Q
period 2018-09-30
PC TEL INC
filed 2018-11-09
CIK 1057083

‘s offio

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” "accelerated filer,” “smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, par value $.001 per share	18,336,543 as of November 8, 2018

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2018

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$5,377	$5,559
Short-term investment securities	31,770	32,499
Accounts receivable, net of allowances of $278 and $319 at September 30, 2018 and December 31, 2017, respectively	13,261	18,624
Inventories, net	12,691	12,756
Prepaid expenses and other assets	1,185	1,605
Total current assets	64,284	71,043

Property and equipment, net	12,491	12,369
Goodwill	3,332	3,332
Intangible assets, net	1,280	2,113
Deferred tax assets, net	8,685	7,734
Other noncurrent assets	52	72
TOTAL ASSETS	$90,124	$96,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,392	$5,471
Accrued liabilities	5,069	7,481
Total current liabilities	10,461	12,952
Long-term liabilities	383	392
Total liabilities	10,844	13,344
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,318,141 and 17,806,792 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	18	18
Additional paid-in capital	134,455	134,505
Accumulated deficit	(54,920)	(51,258)
Accumulated other comprehensive (loss) income	(273)	54
Total stockholders’ equity	79,280	83,319
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,124	$96,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

REVENUES	$18,426	$23,665	$61,739	$68,136
COST OF REVENUES	11,705	13,515	39,355	39,570
GROSS PROFIT	6,721	10,150	22,384	28,566
OPERATING EXPENSES:
Research and development	3,028	2,757	9,021	8,141
Sales and marketing	2,957	3,230	9,059	9,394
General and administrative	3,029	3,146	9,172	10,081
Amortization of intangible assets	85	124	333	372
Total operating expenses	9,099	9,257	27,585	27,988
OPERATING (LOSS) INCOME	(2,378)	893	(5,201)	578
Other income, net	226	32	486	74
(LOSS) INCOME BEFORE INCOME TAXES	(2,152)	925	(4,715)	652
(Benefit) expense for income taxes	(482)	206	(961)	(68)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,670)	719	(3,754)	720
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT	0	236	0	(148)
NET (LOSS) INCOME	$(1,670)	$955	$(3,754)	$572

Net (Loss) Income per Share from Continuing Operations:
Basic	$(0.10)	$0.04	$(0.22)	$0.04
Diluted	$(0.10)	$0.04	$(0.22)	$0.04

Net Income (Loss) per Share from Discontinued Operations:
Basic	$0.00	$0.01	$0.00	$(0.01)
Diluted	$0.00	$0.01	$0.00	$(0.01)

Net (Loss) Income per Share:
Basic	$(0.10)	$0.06	$(0.22)	$0.03
Diluted	$(0.10)	$0.06	$(0.22)	$0.03

Weighted Average Shares:
Basic	17,234	16,757	17,145	16,526
Diluted	17,234	17,065	17,145	16,830

Cash dividend per share	$0.055	$0.055	$0.155	$0.155

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

NET (LOSS) INCOME	$(1,670)	$955	$(3,754)	$572

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustments	(223)	131	(327)	287

COMPREHENSIVE (LOSS) INCOME	$(1,893)	$1,086	$(4,081)	$859

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated	Total
		Additional		Other	Stockholders'
	Common	Paid-In	Retained	Comprehensive	Equity of
	Stock	Capital	Deficit	Income (Loss)	PCTEL, Inc.

BALANCE at DECEMBER 31, 2017	$18	$134,505	$(51,258)	$54	$83,319
Cumulative-effect adjustment resulting from adoption of ASU 2016-16	0	0	92	0	92
BALANCE at JANUARY 1, 2018	18	134,505	(51,166)	54	83,411
Stock-based compensation expense	0	2,572	0	0	2,572
Issuance of shares for stock purchase plans	0	686	0	0	686
Cancellation of shares for payment of withholding tax	0	(301)	0	0	(301)
Dividends paid	0	(3,007)	0	0	(3,007)
Net loss	0	0	(3,754)	0	(3,754)
Change in cumulative translation adjustment, net	0	0	0	(327)	(327)
BALANCE at SEPTEMBER 30, 2018	$18	$134,455	$(54,920)	$(273)	$79,280

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
.	2018	2017

Operating Activities:
Net (loss) income from continuing operations	$(3,754)	$720
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	2,088	1,913
Intangible asset amortization	833	872
Stock-based compensation	2,572	2,458
Loss on disposal of property and equipment	11	18
Restructuring costs	(28)	(88)
Bad debt provision	248	38
Deferred tax provision	(868)	(282)
Changes in operating assets and liabilities:
Accounts receivable	4,968	672
Inventories	(173)	1,809
Prepaid expenses and other assets	425	509
Accounts payable	255	(1,078)
Income taxes payable	(39)	(154)
Other accrued liabilities	(2,395)	(426)
Deferred revenue	(43)	95
Net cash provided by operating activities	4,100	7,076
Investing Activities:
Capital expenditures	(2,205)	(2,097)
Proceeds from disposal of property and equipment	14	1
Purchases of investments	(33,978)	(37,579)
Redemptions/maturities of short-term investments	34,707	26,056
Net cash used in investing activities	(1,462)	(13,619)
Financing Activities:
Proceeds from issuance of common stock	686	1,375
Payment of withholding tax on stock-based compensation	(301)	(1,190)
Principle payments on capital leases	(91)	(64)
Cash dividends	(3,007)	(2,730)
Net cash used in financing activities	(2,713)	(2,609)
Cash flows from discontinued operations:
Net cash used in operating activities	0	(697)
Net cash provided by investing activities	0	1,434
Net cash flows provided by discontinued operations	0	737

Net decrease in cash and cash equivalents	(75)	(8,415)
Effect of exchange rate changes on cash	(107)	87
Cash and cash equivalents, beginning of period	5,559	14,855
Cash and Cash Equivalents, End of Period	$5,377	$6,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2018 (Unaudited)
(in thousands except per share data and as otherwise noted)

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

Segment Reporting

Effective August 2018, the Company consolidated its organizational structure to drive growth and address the convergence in the industrial IoT, public safety, and 4G infrastructure markets and the emergence of new technologies such as 5G.  The Company’s operations, engineering, business development, sales and marketing, and operational general and administrative functions were consolidated into single  enterprise-wide organizations.  As a result of the reorganization that occurred in the third quarter 2018, the Company’s Chief Executive Officer, as the chief operating decision maker (“CODM”) began assessing operating profits and identified assets at the enterprise level for resource allocations, and instead of segment managers, the Chief Operating Officer began reporting to maintaining regular contact with the CODM to discuss operating activities, financial results, forecasts, and plans for the entire business.  All operating profit and cash flows are measured and managed at the enterprise level.

Until the reorganization, PCTEL operated in two segments for reporting purposes, Connected Solutions and RF Solutions.  The CODM assessed operating profits and identified assets for the Connected Solutions and RF Solutions segments for resource allocations.  Each segment had its own segment manager as well as its own engineering, business development, sales and marketing, and operational general and administrative functions.  The Company managed its balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which were managed at the segment level. Each of the segment managers reported to and maintained regular contact with the CODM to discuss operating activities, financial results, forecasts, and plans for the segment. All of the Company’s accounting and finance, human resources, information technology (“IT”) and legal functions were provided on a centralized basis through the corporate function.

Because the reorganization occurred during the third quarter 2018, this report reflects the segment reporting structure that was in effect for all of 2017 and through August of 2018.  Beginning with the Form 10-K for the year ended December 31, 2018, the Company will not report any segment information.  The Company will report revenue and gross profit for its two major product lines, Antenna Products and Test and Measurement Products.

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

Competition in the antenna markets is fragmented. Competitors include Airgain, Amphenol, Laird, Pulse, and Taoglas. The Company seeks out product applications that command a premium for product performance and customer service, and it avoids commodity markets.

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

Basis of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the condensed consolidated balance sheet and the condensed consolidated statement of stockholders’ equity as of September 30, 2018, and the condensed consolidated statements of operations, statements of comprehensive (loss) income, and cash flows for the three and nine months ended September 30, 2018 and 2017, respectively. The interim condensed consolidated financial statements are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The condensed consolidated balance sheet as of December 31, 2017 is derived from the audited financial statements as of December 31, 2017.  Certain amounts in the prior year have been reclassified to conform to the current year presentation.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The significant accounting policies followed by the Company are set forth within the 2017 Form 10-K.  There were no changes in the Company’s significant accounting policies during the nine months ended September 30, 2018.  See Note 13 related to Revenue from Contracts with Customers for additional disclosures related to revenue policies.  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2017 Form 10-K.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2017 Form 10-K.  The results of operations for the period ended September 30, 2018 may not be indicative of the results for the period ending December 31, 2018.

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally.  The functional currency for the Company’s foreign operations is predominantly the applicable local currency.  Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive (loss) income, a separate component of stockholders’ equity.  Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations.  Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net were $37 and $(45) for the three months ended September 30, 2018 and 2017, respectively. Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net were $28 and $(98) for the nine months ended September 30, 2018 and 2017, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. Topic 842 also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for the Company on January 1, 2019.  The Company has prepared a complete portfolio of its active leases and has developed a project plan to implement Topic 842.  The Company is currently evaluating key policy elections and considerations prompted by the standard.  The Company is in process of drafting an internal policy document to address the new standard requirements and is in process of evaluating the impact of the new lease accounting guidance on its consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (“Topic 740”): Intra-Entity Transfer of Assets Other than Inventory.  Topic 740 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The Company adopted Topic 740 on January 1, 2018 using the modified retrospective approach, and as a result recorded a deferred tax asset with a corresponding adjustment to retained earnings of $0.1 million associated with an intra-entity transfer of goodwill in 2009.  The goodwill was transferred to the U.S. entity from a Canadian entity that was dissolved in 2009.

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic Loss Per Share computation:
Numerator:
Net (loss) income from continuing operations	$(1,670)	$719	$(3,754)	$720
Net income (loss) from discontinued operations	$0	$236	$0	$(148)
Net (loss) income	$(1,670)	$955	$(3,754)	$572
Denominator:
Common shares outstanding	17,234	16,757	17,145	16,526
Net Loss per common share - basic
Net (loss) income from continuing operations	$(0.10)	$0.04	$(0.22)	$0.04
Net income (loss) from discontinued operations	$0.00	$0.01	$0.00	$(0.01)
Net (loss) income	$(0.10)	$0.06	$(0.22)	$0.03
Diluted Loss Per Share computation:
Denominator:
Common shares outstanding	17,234	16,757	17,145	16,526
Restricted shares subject to vesting	*	304	*	302
Common stock option grants	*	4	*	2
Total shares	17,234	17,065	17,145	16,830
Loss per common share - diluted
Net (loss) income from continuing operations	$(0.10)	$0.04	$(0.22)	$0.04
Net income (loss) from discontinued operations	$0.00	$0.01	$0.00	$(0.01)
Net (loss) income	$(0.10)	$0.06	$(0.22)	$0.03

*

As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 274 and 566 for the three and nine months ended September 30, 2018, respectively, were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consisted of the following:

	September 30,	December 31,
	2018	2017
Cash	$2,237	$3,785
Cash equivalents	3,140	1,774
Short-term investments	31,770	32,499
Total	$37,147	$38,058

Cash and Cash Equivalents

At September 30, 2018 and December 31, 2017, cash and cash equivalents included bank balances and investments with original maturities less than 90 days.  At September 30, 2018 and December 31, 2017, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand.  The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities.  The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).  The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

The Company had $1.6 million and $1.2 million of cash and cash equivalents in foreign bank accounts at September 30, 2018 and December 31, 2017, respectively.  Included in such amounts are cash of $1.4 million and $1.0 million in China bank accounts at September 30, 2018 and December 31, 2017, respectively.  As of September 30, 2018, the Company has no intentions of repatriating the cash in its foreign bank accounts in China.  If the Company decides to repatriate the cash in the foreign bank accounts, it may experience difficulty in doing so in a timely manner.  The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.  The Company is in process of liquidating its Israeli legal entity and will repatriate the cash net of taxes from the foreign bank account in Israel upon liquidation.  The Company accounted for the tax impact of the repatriation of the Israel cash in 2017.  The Company’s cash in its foreign bank accounts is not insured.

Investments

At September 30, 2018, the Company’s short-term investments consisted of U.S. government agency bonds, AA or higher rated corporate bonds, and certificates of deposit. At December 31, 2017, the Company’s short-term investments consisted of pre-funded municipal bonds, U.S. government agency bonds, AA or higher rated corporate bonds, and certificates of deposit.  All of the investments at September 30, 2018 and December 31, 2017 were classified as held-to-maturity.  The bonds have original maturities greater than 90 days and mature in less than one year.  The Company’s bond investments are recorded at the purchase price and carried at amortized cost.   The income and principal from the pre-refunded municipal bonds were secured by an irrevocable trust of U.S. Treasury securities.  Approximately 8% of the Company’s municipal bond investments were protected by bond default insurance at December 31, 2017.  All of the municipal bonds matured during the quarter ended June 30, 2018.

Cash equivalents and investments were as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Corporate bonds	$0	$1,971	$0	$1,971	$0	$1,350	$0	$1,350
US government agency bonds	0	330	0	330	0	249	0	249
Certificates of deposit	503	0	0	503	0	0	0	0
Money market funds	336	0	0	336	175	0	0	175
Total Cash Equivalents	$839	$2,301	$0	$3,140	$175	$1,599	$0	$1,774
Investments:
Corporate bonds	0	19,219	0	19,219	0	18,463	0	18,463
Pre-refunded municipal bonds	0	0	0	0	0	2,133	0	2,133
US government agency bonds	0	6,344	0	6,344	0	4,457	0	4,457
Certificates of deposit	6,207	0	0	6,207	7,446	0	0	7,446
Total Investments	$6,207	$25,563	$0	$31,770	$7,446	$25,053	$0	$32,499
Cash equivalents and Investments - book value	$7,046	$27,864	$0	$34,910	$7,621	$26,652	$0	$34,273

Cash equivalents and Investments - fair value	$7,045	$27,842	$0	$34,887	$7,622	$26,617	$0	$34,239

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value.  The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2.  For the Level 2 investments, the Company uses quoted prices of similar assets in active markets.  The fair values in the table above reflect net unrealized losses of $23 and $34 at September 30, 2018 and December 31, 2017, respectively.

5. Discontinued Operations

During the quarter ended June 30, 2017, the Company approved a plan to sell its Engineering Services business and shift its focus to research and development driven RF products.  On July 31, 2017, the Company sold its Engineering Services business to Gabe’s.  The Company filed a Form 8-K related to the disposition on August 4, 2017.

The disposition met the requirements for classification as held for sale during the quarter ended June 30, 2017 because the disposition met all the criteria outlined in the accounting guidance.  Due to the significance of the results during the years ended December 31, 2016, 2015, and 2014, and because this disposition represented a strategic shift by the Company to focus on products, the disposition of Engineering Services also qualified as a discontinued operation for reporting purposes.  As such, the Company reported the results of its Engineering Services business as discontinued operations for the three and nine months ended June 30, 2017.  There were no activities related to discontinued operations during the nine months ended September 30, 2018 other than transition services related to the billing for one customer.   The Company completed the transition for billing as of June 30, 2018.

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

The details of the discontinued operations within the Statement of Operations are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Revenues	$368	$3,725
Cost of revenues	415	3,974
Gross profit	(47)	(249)
Operating expenses:
Sales and marketing	51	400
General and administrative	4	31
Restructuring expenses	0	8
Total operating expenses	55	439
Operating loss	(102)	(688)
Gain on sale	(503)	(503)
Net income (loss) before income taxes	401	(185)
Expense (benefit) for income taxes	165	(37)
Net income (loss)	$236	$(148)

All the revenues and cost of revenues in discontinued operations related to services provided by the Company.

The details of the cash flows for discontinued operations are as follows:

.	Nine Months Ended
September 30, 2017

Cash flows from discontinued operations:
Operating Activities:
Net loss	$(148)
Gain on sale of assets	(803)
Depreciation	197
Deferred tax provision	(37)
Stock compensation	49
Prepaid expenses and other assets	2
Accrued liabilities	43
Net cash used in operating activities	$(697)

Investing Activities:
Capital expenditures	$(16)
Proceeds from sale of assets	1,450
Net cash provided by investing activities	$1,434

Net cash flows provided by discontinued operations	$737

6. Goodwill and Intangible Assets

Goodwill

There were no changes to goodwill during the three and nine months ended September 30, 2018.  The $3.3 million of goodwill on the balance sheet relates to the RF Solutions segment.  There were no triggering events for the RF Solutions segment during the quarter ended September 30, 2018.  The Company will continue to monitor goodwill for impairment going forward.

Due to the Company’s reorganization in the third quarter 2018, its operations, engineering, business development, sales and marketing, and operational general and administrative functions were consolidated into a single enterprise-wide organizations. Since there are  no longer reportable segments, the Company will not disclose segment information starting with the Form-10K for the year ended December 31, 2018. Beginning with the fourth quarter 2018, the Company will evaluate the goodwill based on the cash flows for the Test and Measurement product line.  The revenues and gross margins will be specifically identified, and the operating expenses will be a combination of direct expenses and allocated expenses.  The cash flows for Test and Measurement  product line will only be prepared for testing goodwill and will not be reviewed by the Company’s CODM.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to six years.  Amortization expense was approximately $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $0.8 million for the nine months ended September 30, 2018 and $0.9 million for the nine months ended September 30, 2017, respectively.  Amortization for technology assets is included in cost of revenues and amortization for all other intangible assets is included in operating expenses.  For the three months ended September 30, 2018 and 2017, $0.1 million of the intangible asset amortization was included in operating expenses and $0.2 million of the amortization expense was included in cost of revenues.  For the nine months ended September 30, 2018 and 2017, $0.3 million of the intangible asset amortization was included in operating expenses and $0.5 million of the amortization expense was included in cost of revenues.

The summary of other intangible assets, net is as follows:

	September 30, 2018			December 31, 2017
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$16,880	$16,880	$0	$16,880	$16,880	$0
Patents and technology	10,114	9,170	944	10,114	8,670	1,444
Trademarks and trade names	4,834	4,559	275	4,834	4,335	499
Other	2,506	2,445	61	2,506	2,336	170
Total	$34,334	$33,054	$1,280	$34,334	$32,221	$2,113

The $0.8 million decrease in the net book value of intangible assets at September 30, 2018 compared to December 31, 2017 relates to amortization expense for the nine months ended September 30, 2018.

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

7. Balance Sheet Information

Accounts Receivable

Accounts receivable are recorded at invoiced amounts with standard net terms that range between 30 and 90 days.  The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required.  The Company maintains an allowance for estimated uncollectible accounts receivable.  The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable.  The Company’s allowance for doubtful accounts was $0.3 million  at September 30, 2018 and at December 31, 2017.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out method of costing.  Inventories as of September 30, 2018 and December 31, 2017 were composed of raw materials, sub-assemblies, finished goods and work-in-process.  The Company had consigned inventory with customers of $0.7 million and $0.5 million at September 30, 2018 and December 31, 2017, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on our identification of inventory where the carrying value is above net realizable value.  The allowance for inventory losses was $3.1 million at September 30, 2018 and $3.0 million at December 31, 2017.

Inventories consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$7,179	$6,849
Work-in-process	1,111	962
Finished goods	4,401	4,945
Inventories, net	$12,691	$12,756

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

Property and equipment consisted of the following:

	September 30, 2018	December 31, 2017
Building	$6,351	$6,351
Computers and office equipment	11,398	10,873
Manufacturing and test equipment	14,100	13,012
Furniture and fixtures	1,338	1,288
Leasehold improvements	1,521	1,444
Motor vehicles	20	20
Total property and equipment	34,728	32,988
Less: Accumulated depreciation and amortization	(24,007)	(22,389)
Land	1,770	1,770
Property and equipment, net	$12,491	$12,369

Depreciation and amortization expense was approximately $0.7 million for the three months ended September 30, 2018 and 2017, respectively.  Depreciation and amortization expense was approximately $2.1 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization for capital leases is included in depreciation and amortization expense.  See Note 10 for information related to capital leases.

Liabilities

Accrued liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Inventory receipts	$1,261	$1,730
Payroll, bonuses, and other employee benefits	1,081	2,780
Paid time off	977	1,011
Warranties	380	382
Professional fees and contractors	172	155
Customer refunds for estimated returns	168	197
Deferred revenues	146	189
Employee stock purchase plan	139	314
Income and sales taxes	123	243
Real estate taxes	111	148
Short-term obligations under capital leases	102	97
Other	409	235
Total	$5,069	$7,481

Long-term liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Capital leases	$147	$180
Deferred rent	109	89
Other	127	123
Total	$383	$392

8. Stock-Based Compensation

The condensed consolidated statements of operations include $0.8 million and $0.7 million of stock compensation expense for the three months ended September 30, 2018 and 2017, respectively.  The condensed consolidated statements of operations include $2.6 million and $2.5 million of stock compensation expense for the nine months ended September 30, 2018 and 2017, respectively.  The Company accounts for forfeitures as they occur.

The stock-based compensation expense by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service-based awards	$730	$612	$2,404	$2,291
Stock option and employee purchase plans	56	49	168	167
Total continuing operations	786	661	2,572	2,458
Discontinued operations	0	0	0	49
Total	$786	$661	$2,572	$2,507

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$(49)	$67	$131	$200
Research and development	165	128	462	394
Sales and marketing	174	117	462	363
General and administrative	496	349	1,517	1,501
Total continuing operations	786	661	2,572	2,458
Discontinued operations	0	0	0	49
Total	$786	$661	$2,572	$2,507

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

The following table summarizes service-based restricted stock activity for the nine months ended September 30, 2018:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Awards - December 31, 2017	828,576	$5.66
Shares awarded	481,975	6.94
Shares vested	(184,223)	6.42
Shares cancelled	(55,350)	5.90
Unvested Restricted Stock Awards - September 30, 2018	1,070,978	$6.10

The intrinsic value of service-based restricted shares that vested during the three months ended September 30, 2018 and 2017 was $36 and $1.3 million, respectively.  The intrinsic value of service-based restricted shares that vested during the nine months ended September 30, 2018, and 2017 was $0.8 million and $2.5 million, respectively.

At September 30, 2018, total unrecognized compensation expense related to restricted stock was approximately $3.4 million to be recognized through 2021 over a weighted average period of 1.4 years.

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

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2018:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Units - December 31, 2017	31,800	$5.47
Units awarded	5,500	7.05
Units vested/Shares awarded	(4,087)	5.79
Units cancelled	(75)	7.49
Unvested Restricted Stock Units - September 30, 2018	33,138	$5.68

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the nine months ended September 30, 2018 and 2017 was $29 and $40, respectively.   No service-based restricted stock units vested during the three months ended September 30, 2018 or 2017.

As of September 30, 2018, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $0.1 million, to be recognized through 2021 over a weighted average period of 1.2 years.

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2018 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2017	470,484	$7.24
Options granted	2,000	6.98
Options forfeited	(84)	7.31
Options cancelled/expired	(23,416)	9.11
Outstanding at September 30, 2018	448,984	$7.15
Exercisable at September 30, 2018	439,356	$7.19

The range of exercise prices for options outstanding and exercisable at September 30, 2018, was $5.00 to $9.68.  The following table summarizes information about stock options outstanding under all stock option plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00 — $ 6.00	13,500	4.98	$5.05	6,582	$5.05
6.00 — 7.00	9,189	2.25	6.75	7,189	6.69
7.00 — 8.00	420,545	1.48	7.20	420,273	7.20
8.00 — 9.00	5,000	3.03	8.14	4,562	8.14
9.00 — 9.68	750	0.08	9.68	750	9.68
$ 5.00 — $ 9.68	448,984	1.62	$7.14	439,356	$7.17

The weighted average contractual life and intrinsic value of options outstanding and options exercisable at September 30, 2018, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	1.62	$0
Options Exercisable	1.54	$0

The intrinsic value is based on the share price of $4.65 at September 30, 2018.

There were 2,000 stock options granted during the nine months ended September 30, 2018.  The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model based upon the following assumptions during the nine months ended September 30, 2018:

September 30,
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

As of September 30, 2018, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $8, to be recognized through 2021 over a weighted average period of 1.3 years.

Performance-based Equity Awards

The Company had 95,500 and 110,500 unvested performance awards at September 30, 2018 and December 31, 2017, respectively.  There were 15,000 cancelled performance awards during the nine months ended September 30, 2018 due to employee separations.  As of September 30, 2018, the Company does not expect any of the outstanding performance awards to vest.

Short-term incentive plan

Incentive awards earned by certain executives and key managers under the Company’s 2018 short-term incentive plan (“STIP”) will be settled 50% in cash and 50% in shares of the Company’s stock for certain executives.  The incentive awards for all other participants under the 2018 STIP will be 100% in cash.  All incentive awards earned under the 2017 STIP were paid in cash.  The Company has not recorded any expense related to the 2018 STIP because it does not believe that the performance thresholds will be met.

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period.  Each offering period is approximately six months.  The Company received proceeds of $0.4 million from the issuance of 68,212 shares under the ESPP in February 2018 and received proceeds of $0.3 million from the issuance of 72,218 shares under the ESPP in February 2017. The Company received proceeds of $0.3 million from the issuance of 88,583 shares under the ESPP in August 2018 and received proceeds of $0.3 million from the issuance of 67,383 shares under the ESPP in August 2017.

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

Board of Director Equity Awards

The Company grants shares of the Company’s stock under the PCTEL, Inc. Stock Plan to members of its Board of Directors as an annual retainer for committee service.  These awards vest upon issuance.  New directors receive a one-time grant that vests over three years.  In June, 2018, the Company issued 60,988 shares of the Company’s stock with a fair value of $0.4 million.  In June, 2017, the Company issued 52,786 shares of the Company’s stock with a fair value of $0.4 million.

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes.  For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority.  For withholding taxes related to stock awards, the Company paid $0.3 million and $1.2 million during the nine months ended September 30, 2018 and 2017, respectively.

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

The Company’s contributions to retirement plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
PCTEL, Inc. 401(k) profit sharing plan - US employees	$158	$173	$523	$533
Defined contribution plans - foreign employees	137	117	400	325
Total	$295	$290	$923	$858

10. Commitments and Contingencies

Restructuring -Discontinued Operations

During the first quarter 2016, the Company exited from its Colorado office in order to consolidate facility space and recorded restructuring expense for the remaining obligations under the lease, net of proceeds for a sublease.  The Company signed a sublease for the office space in the second quarter 2017.  In July 2017, the Engineering Services business was sold to Gabe’s Construction.   The activity related to Engineering Services is reported as discontinued operations for the three and nine months ended September 30, 2017.  The obligation for the Colorado lease was retained by the Company.  See Note 5 for additional information related to discontinued operations.

The following table summarizes the restructuring activity during the nine months ended September 30, 2018 and the status of the reserves at September 30, 2018:

Lease
Terminations
Balance at December 31, 2017	$116
Restructuring expense	0
Payments for lease	(100)
Payments received for sublease	72
Balance at September 30, 2018	$88

The restructuring liability is recorded on the balance sheet at September 30, 2018 and December 31, 2017 as follows:

	September 30, 2018	December 31, 2017

Accrued liabilities	$37	$35
Long-term liabilities	51	81
Total	$88	$116

Operating Leases

The Company has operating leases for facilities through 2025 and office equipment through 2021.  The future minimum rental payments as of September 30, 2018 are as follows:

Year	Amount
2018	$306
2019	1,130
2020	518
2021	145
2022	146
Thereafter	268
Future minimum lease payments	$2,513

The rent expense under leases was $0.3 million and $0.2 million for the three months ended September 30, 2018, and 2017, respectively, and was $0.8 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively.

In August 2017, the Company executed a new seven-year lease for 5,977 square feet of office space in Akron, Ohio for wireless product development. The annual lease obligation pursuant to the lease agreement is approximately $0.1 million.  The Company assumed occupancy of this office in March 2018.

In April 2018, the Company extended its  lease  of its first-floor facility space in Tianjin, China.  The total lease obligation pursuant to the lease agreement is approximately $0.1 million.  The lease expires in October 2020 which is consistent with the expiration for the second-floor facility lease.

During the first quarter 2016, the Company vacated its Colorado office lease in order to consolidate facility space related to our Engineering Services reporting unit. In May 2017, the Company signed a sublease with a term through the lease termination date.  The lease expires on October 31, 2020.  See discussion related to the Colorado office in the restructuring section of this Note 10.

Capital Leases

The Company has capital leases for office equipment.  The net book values for assets under capital leases were as follows:

	September 30, 2018	December 31, 2017
Cost	$502	$453
Accumulated Depreciation	(261)	(195)
Net Book Value	$241	$258

The following table presents future minimum lease payments under capital leases together with the present value of the net minimum lease payments due in each year:

Year	Amount
2018	$29
2019	98
2020	61
2021	48
2022	23
Thereafter	7
Total minimum payments required	266
Less: amount representing interest	17
Present value of net minimum lease payments	$249

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The refund liability related to estimated sales returns was $0.2 million at September 30, 2018 and December 31, 2017, respectively, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.

The Company offers repair and replacement warranties of up to five years for certain antenna products and scanning receiver products.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends.  The warranty reserve was $0.4 million at September 30, 2018 and at September 30, 2017, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$382	$394
Provisions for warranties	74	99
Consumption of reserves	(76)	(75)
Ending balance	$380	$418

11. Income Taxes

On December 22, 2017, the United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”), marking a change from a worldwide tax system to a modified territorial tax system in the United States. As part of this change, the Tax Act provides for a transition tax on the accumulated unremitted foreign earnings and profits of foreign subsidiaries (“Transition Tax”), a reduction of the U.S. federal corporate income tax rate from 34% to 21%, and an indefinite carryforward of net operating losses (“NOLs”) incurred in 2018 and future periods.

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

To determine the amount of the Transition Tax, the Company determined, in addition to other factors, the amount of post-1986 earnings and profits of relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.  At December 31, 2017, the Company recorded provisional income tax expense of $0.6 million related to the deemed repatriation of the accumulated unremitted earnings and profits of the Company’s foreign subsidiaries.  This provisional amount was based on information that was available at the time, including estimated tax earnings and profits from foreign subsidiaries.  In September 2018, the Company adjusted the accounting for the effects of the Transition Tax, in accordance with the guidance from the I.R.S., states, and other government agencies.  The Company recorded an adjustment of $0.1 million to deferred tax assets related to the Transition Tax for federal income taxes.  The Company plans to finalize the Transition Tax at December 31, 2018.  Because the Company’s 2017 taxable loss was in excess of $2.5 million before the inclusion of the Section 965 Income, no cash was paid, and no installment payment plan is required.

The Tax Act also includes a provision designed to tax global intangible low taxed income (“GILTI”). Under the provision, a U.S. shareholder is required to include in gross income the amount of its GILTI, which is generally the net income of its controlled foreign corporations in excess of a 10% return on depreciable tangible assets after identification of other income subject to non-deferral rules. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method") or (2) factoring such amounts into the Company's measurement of its deferred taxes (the "deferred method"). Due to the complexity of the new GILTI tax rules and uncertainty of the application of the foreign tax credit rules in relation to GILTI, the Company is continuing to evaluate this provision of the Tax Act. As of September 30, 2018, the Company does not expect to have a GILTI inclusion for 2018.

The Company recorded an income tax benefit of $0.5 million and $1.0 million for the three and nine months ended September 30, 2018, respectively.  The benefit recorded for the three and nine months ended September 30, 2018 differed from the statutory rate of 21% because the Company did not record income tax benefits for losses with finite lives such as state net operating losses and due to permanent differences.  The Company recorded an income tax expense of $0.2 million for the three months ended September 30, 2017 and an income tax benefit of $0.1 million for the nine months ended September 30, 2017.  The net tax benefit for the nine months ended September 30, 2017 differed from the statutory rate of 34% due to the combination of U.S. pretax losses and foreign pretax profits taxed at lower rates.  The net tax benefit for the nine months ended September 30, 2017 included a $0.2 million income tax benefit related to state rate and apportionment changes and a $0.1 million income tax benefit related to previously unrecognized tax benefits for research credits.

The Company had deferred tax assets net of deferred tax liabilities of $8.7 million and $7.7  million at September 30, 2018 and at December 31, 2017, respectively, virtually all of which are related to the United States tax jurisdiction.  The Company’s gross deferred tax assets consist of NOLs and credits as well as timing differences.  The Company’s NOLs and credits generated as of December 31, 2017 have a finite life primarily based on the 20-year carry forward of federal net operating losses.  The timing differences have a ratable reversal pattern over 12 years.

On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s valuation allowance against its deferred tax assets was $5.4 million and $5.2 million at September 30, 2018 and December 31, 2017, respectively.  For the deferred tax assets related to federal NOLs generated through 2017 research credits and all state NOLs, the Company believes that it is more likely than not that these deferred tax assets will not be realized based on the negative evidence of a cumulative three-year loss through September 30, 2018 and expiration of these NOLs.  The Company does not have a valuation allowance on its deferred tax assets related to timing differences or federal NOLs generated in 2018 because the losses can be carried forward indefinitely.  The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

The Company’s gross unrecognized tax benefit was $0.7 million at September 30, 2018 and at December 31, 2017.

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

12. Segment, Customer and Geographic Information

In August 2018, the Company announced a reorganization of its organizational structure to drive growth and address the convergence in the industrial IoT, public safety, and 4G infrastructure markets and the emergence of new technologies such as 5G.  The Company’s operations, engineering, business development, sales and marketing, and operational general and administrative functions were consolidated into a single enterprise-wide organization.  Changes in the organizational structure that were initiated in the third quarter 2018 resulted in the CODM assessing operating profits and identified assets at the enterprise level for resource allocations.  All operating profit and cash flows are measured and managed at the total Company level.

Prior to the reorganization, PCTEL operated in two segments for reporting purposes, Connected Solutions and RF Solutions.  The Company’s CODM assessed operating profits and identified assets for the Connected Solutions and RF Solutions segments for resource allocations.  Each segment had its own segment manager as well as its own engineering, business development, sales and marketing, and operational general and administrative functions.  All of the Company’s accounting and finance, human resources, IT and legal functions are provided on a centralized basis through the corporate function. The Company managed its balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which were managed at the segment level. Each of the segment managers reported to and maintained regular contact with the CODM to discuss operating activities, financial results, forecasts, or plans for the segment.

Because the reorganization occurred during the third quarter 2018, this report has been prepared under the segment reporting structure that was in effect for all of 2017 and through August 2018.  Beginning with the Form 10-K for the year ended December 31, 2018, the Company will not report any segment information.  The Company will report revenue and gross profit for its two major product lines, Antenna Products and Test and Measurement Products.

The following tables are the segment operating profits and cash flow information for the three and nine months ended September 30, 2018 and 2017, respectively, and the segment balance sheet information as of September 30, 2018 and December 31, 2017:

	Three Months Ended September 30, 2018
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$14,877	$3,556	$(7)	$18,426
GROSS PROFIT	$4,504	$2,201	$16	$6,721
OPERATING INCOME (LOSS) FOR CONTINUING OPERATIONS	$859	$(1,047)	$(2,190)	$(2,378)

Depreciation	$513	$136	$59	$708
Intangible amortization	$0	$252	$0	$252
Capital expenditures	$560	$113	$13	$686

	Nine Months Ended September 30, 2018
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$50,120	$11,691	$(72)	$61,739
GROSS PROFIT	$14,734	$7,627	$23	$22,384
OPERATING INCOME (LOSS) FOR CONTINUING OPERATIONS	$3,994	$(1,772)	$(7,423)	$(5,201)

Depreciation	$1,504	$407	$177	$2,088
Intangible amortization	$78	$755	$0	$833
Capital expenditures	$1,858	$275	$72	$2,205

	As of September 30, 2018
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$10,537	$2,724	$0	$13,261
Inventories	$11,388	$1,303	$0	$12,691

Long-lived assets:
Property and equipment, net	$10,373	$1,342	$776	$12,491
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$0	$1,280	$0	$1,280
Deferred tax assets, net	$0	$0	$8,685	$8,685
Other noncurrent assets	$0	$0	$52	$52

	Three Months Ended September 30, 2017
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$17,988	$5,739	$(62)	$23,665
GROSS PROFIT	6,148	4,006	(4)	10,150
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	$2,684	$883	$(2,674)	$893
Depreciation	$437	$140	$74	$651
Intangible amortization	$39	$252	$0	$291
Capital expenditures	$437	$103	$13	$553

	Nine Months Ended September 30, 2017
	Connected Solutions	RF Solutions	Corporate	Total
REVENUES	$52,125	$16,157	$(146)	$68,136
GROSS PROFIT	17,283	11,275	8	28,566
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	$6,775	$2,319	$(8,516)	$578
Depreciation	$1,288	$419	$206	$1,913
Intangible amortization	$117	$755	$0	$872
Capital expenditures	$1,294	$388	$415	$2,097

	As of December 31, 2017
	Connected Solutions	RF Solutions	Corporate	Total
Accounts receivable	$13,158	$5,466	$0	$18,624
Inventories	$11,418	$1,338	$0	$12,756
Long-lived assets:
Property and equipment, net	$10,161	$1,300	$908	$12,369
Goodwill	$0	$3,332	$0	$3,332
Intangible assets, net	$78	$2,035	$0	$2,113
Deferred tax assets, net	$0	$0	$7,734	$7,734
Other noncurrent assets	$0	$0	$72	$72

The Company’s revenue to customers by geographic location, as a percent of total revenues, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2018	2017	2018	2017
Asia Pacific	17%	17%	17%	19%
Europe, Middle East, & Africa	13%	9%	11%	8%
Other Americas	5%	8%	4%	6%
Total Foreign sales	35%	34%	32%	33%

The following table represents the customers that accounted for 10% or more of revenues during the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2018	2017	2018	2017
Customer A	8%	10%	9%	9%

The following table represents the customer that accounted for 10% or more of total trade accounts receivable at September 30, 2018 and December 31, 2017.

Trade Accounts Receivable	September 30, 2018	December 31, 2017
Customer B	8%	12%

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

All of the Company’s revenue relates to contracts with customers.  The Company’s accounting contracts are from purchase orders or purchase orders combined with purchase agreements.  The majority of the Company’s revenue is recognized on a “point-in-time” basis and a nominal amount of revenue is recognized “over time”.  For the sale of antenna products and test and measurement products, the Company satisfies its performance obligations generally at the time of shipment, or upon delivery based on the contractual terms with its customers.  For products shipped on consignment, the Company recognizes revenue upon delivery from the consignment location.  For its test and measurement software tools, the Company has a performance obligation to provide software maintenance and support for one year.  The Company recognizes revenues for the maintenance and support over this period.

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

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability was $0.2 million at September 30, 2018 and December 31, 2017, respectively, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.  The December 31, 2017 refund liability was reclassified from accounts receivable to accrued liabilities for consistency with the current year presentation.  Additionally, the Company recorded an asset based on historical experience for the amount of product we expect to return to inventory as a result of the return, which is recorded in inventories in the condensed consolidated balance sheets.  The product return asset was $0.1 million at September 30, 2018 and December 31, 2017.

There were no contract assets at September 30, 2018 or December 31, 2017.  The Company records contract liabilities for deferred revenue and customer prepayments.  Contract liabilities are recorded in accrued liabilities in the condensed consolidated balance sheets.  The contract liability was $0.2 million and $0.3 million at September 30, 2018 and December 31, 2017, respectively.  The Company recognized revenue of $0.1 million and $0.2 million during the three and nine months ended September 30, 2018, respectively, related to contract liabilities at the beginning of the period.

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

Our third quarter 2018 revenues of $18.4 million decreased by $5.2 million or 22.1% compared to revenues of $23.7 million for the same period in 2017. Revenues decreased for the Connected Solutions segment by $3.1 million or 17.3% and decreased for the RF Solutions segment by $2.2 million or 38.0% compared to the third quarter 2017.  For the third quarter 2018, we recorded an operating loss of $2.4 million compared to operating profit of $0.9 million in the third quarter 2017.  Revenues for the nine months ended September 30, 2018 of $61.7 million declined by $6.4 million or 9.4% compared to revenues of $68.1 million for the same period in 2017.  Revenues declined in the RF Solutions segment by $4.5 million or 27.6% and revenues declined in the Connected Solutions segment by $2.0 million or 3.8%.  For the nine months ended September 30, 2018, we recorded an operating loss of $5.2 million compared to operating profit of $0.6 million during the same period in 2017.   During the three months ended September 30, 2018, we recorded $0.7 million in restructuring expenses related to the reorganization of the Company.  Restructuring expenses included $0.2 million in cost of revenues and $0.5 million in operating expenses, primarily related to employee severance and related benefits for U.S. headcount reductions.

The decrease in revenues for the RF Solutions segment for the three and nine months ended September 30, 2018 was primarily due to lower capital spending by U.S. carriers and also lower revenues in the Asia Pacific region because 2017 included some larger projects in China.  For the three months ended September 30, 2018, the decrease in revenues for the Connected Solutions segment was due to lower sales in the industrial and public safety vertical markets. For the nine months ended September 30, 2018, the decrease in revenues for the Connected Solutions segment was due to lower sales in the industrial and public safety vertical markets, offset by increased sales in the Enterprise Wi-Fi vertical market. The operating loss for both the three and nine months ended September 30, 2018 was primarily the result of the negative gross margin impact of lower revenues generated by the RF Solutions segment and a lower gross margin percentage for the Connected Solutions segment.  Operating expenses were lower for the nine months ended September 30, 2018 compared to the same period in 2017 as lower general and administrative expenses offset higher research and development expenses.

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

Effective August 2018, we consolidated our organizational structure.  Our operations, engineering, business development, sales and marketing, and operational general and administrative functions were consolidated into a single enterprise-wide organizations.  As a result of the reorganization that occurred in the third quarter 2018, our Chief Executive Officer, as the CODM, began assessing operating profits and identified assets at the enterprise level for resource allocations, and instead of segment managers, the Chief Operating Officer began reporting to and maintaining regular contact with the CODM to discuss operating activities, financial results, forecasts, and plans for the entire business.  All operating profit and cash flows are measured and managed at the enterprise level.

Until the reorganization, PCTEL operated in two segments for reporting purposes, Connected Solutions and RF Solutions.  Our CODM assessed operating profits and identified assets for the Connected Solutions and RF Solutions segments for resource allocations.  Each segment had its own segment manager as well as its own engineering, business development, sales and marketing, and operational general and administrative functions.  We managed our balance sheet and cash flows centrally at the corporate level, with the exception of trade accounts receivable and inventory which was managed at the segment level. Each of the segment managers reported to and maintained regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, and plans for the segment. All of our accounting and finance, human resources, information technology (“IT”) and legal functions were provided on a centralized basis through the corporate function.

Because the reorganization occurred during the third quarter 2018, this report has been prepared under the segment reporting structure that was in effect for all of 2017 and through August of 2018.  Beginning with the Form 10-K for the year ended December 31, 2018, we will not report any segment information.  We will report revenue and gross profit for our two major product lines, Antenna Products and Test and Measurement Products.

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

Results of Operations

Three and Nine Months Ended September 30, 2018 and 2017

(in thousands)

Revenues by Segment

	Three Months Ended September 30,
	2018	2017	$ Change	% Change

Connected Solutions	$14,877	$17,988	$(3,111)	-17.3%
RF Solutions	3,556	5,739	(2,183)	-38.0%
Corporate	(7)	(62)	55	not meaningful
Total	$18,426	$23,665	$(5,239)	-22.1%

	Nine Months September 30,
	2018	2017	$ Change	% Change

Connected Solutions	$50,120	$52,125	$(2,005)	-3.8%
RF Solutions	11,691	16,157	(4,466)	-27.6%
Corporate	(72)	(146)	74	not meaningful
Total	$61,739	$68,136	$(6,397)	-9.4%

Revenues decreased 22.1% for the three months ended September 30, 2018 and decreased 9.4% for the nine months ended September 30, 2018 compared to the same periods in 2017.  For the three months ended September 30, 2018, the decrease in revenues for the Connected Solutions segment was due to lower sales in the industrial and fleet vertical markets. For the nine months ended September 30, 2018, the decrease in revenues for the Connected Solutions segment was due to lower sales in the industrial and public safety vertical markets, offset by increased sales in the Enterprise Wi-Fi vertical market.  Revenues for the RF Solutions segment decreased 38.0% and 27.6% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 primarily due to lower capital spending by U.S. carriers for legacy 4G wireless systems in preparation for the capital expenditures required for 5G deployments.  RF Solutions revenues were also lower in the Asia Pacific region because 2017 included some large projects in China.

Gross Profit by Segment

	Three Months Ended September 30,				Change
	2018	% of Revenues	2017	% of Revenues	Basis Points	%

Connected Solutions	$4,504	30.3%	$6,148	34.2%	(390)	-3.9%
RF Solutions	2,201	61.9%	4,006	69.8%	(790)	-7.9%
Corporate	16	not meaningful	(4)	not meaningful
Total	$6,721	36.5%	$10,150	42.9%	(640)	-6.4%

	Nine Months September 30,				Change
	2018	% of Revenues	2017	% of Revenues	Basis Points	%

Connected Solutions	$14,734	29.4%	$17,283	33.2%	(380)	-3.8%
RF Solutions	7,627	65.2%	11,275	69.8%	(460)	-4.6%
Corporate	23	not meaningful	8	not meaningful
Total	$22,384	36.3%	$28,566	41.9%	(560)	-5.6%

The gross profit decreased by 640 basis points for the three months ended September 30, 2018 compared to the same period in 2017 and decreased by 560 basis points for the nine months ended September 30, 2018, compared to the same period in 2017.  The declines in gross profit were due to a higher mix of revenues from the Connected Solutions segment as well as a decline in the gross profit percentage for the Connected Solutions segment.  The gross profit for the Connected Solutions segment declined by 390 basis points and 380 basis points for the three and nine months ended September 30, 2018, respectively, due to price pressure in the small cell vertical market and due to product mix.  The three months ended September 30, 2018 included $0.2 million for severance and employee benefits related to manufacturing headcount reductions in the Connected Solutions segment.  The gross profit for the RF Solutions segment decreased by 790 and 460 basis points for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 primarily due to the impact of fixed costs over lower revenues.

Consolidated Operating Expenses

	Three Months Ended September 30,		Three Months Ended September 30,	% of Revenues
	2018	Change	2017	2018	2017
Research and development	$3,028	$271	$2,757	16.4%	11.7%
Sales and marketing	2,957	(273)	3,230	16.0%	13.6%
General and administrative	3,029	(117)	3,146	16.4%	13.3%
Amortization of intangible assets	85	(39)	124	0.5%	0.5%
Total	$9,099	$(158)	$9,257	49.3%	39.1%

	Nine Months Ended September 30,		Nine Months Ended September 30,	% of Revenues
	2018	Change	2017	2018	2017
Research and development	$9,021	$880	$8,141	14.6%	11.9%
Sales and marketing	9,059	(335)	9,394	14.7%	13.8%
General and administrative	9,172	(909)	10,081	14.9%	14.8%
Amortization of intangible assets	333	(39)	372	0.5%	0.5%
Total	$27,585	$(403)	$27,988	44.7%	41.0%

Research and Development

Research and development expenses increased approximately $0.3 million for the three months ended September 30, 2018 and increased $0.9 million for the nine months ended September 30, 2018 compared to the same periods in 2017.  During the three months ended September 30, 2018, expenses for the Connected Solutions segment were higher by $0.3 million and expenses for the RF Solutions segment were approximately the same compared to the same period in the prior year.  The increase during the nine months ended September 30, 2018 consists of higher expenses of $0.8 million for the Connected Solutions segment and higher expenses of $0.1 million for the RF Solutions segment compared to the same period in the prior year.  Expenses for both segments were higher compared to the prior year periods due to additional headcount and equipment required to support investments in growth areas.

Sales and Marketing

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses decreased approximately $0.3 million for the three and nine months ended September 30, 2018 compared to the same periods in 2017.  For the three months ended September 30, 2018, sales and marketing expenses were lower by $0.2 million for the RF Solutions segment and lower by $0.1 million for the Connected Solutions segment compared to the same period for each of the segments, respectively, in 2017.  For the three months ended September 30, 2018, sales commissions were lower by $0.2 million and product line and marketing expenses for the RF Solutions segment were lower by $0.1 million compared to the same period in 2017.  During the nine months ended September 30, 2018, sales and marketing expenses for the Connected Solutions segment declined $0.4 million, offsetting higher sales and marketing expenses of $0.1 million for the RF Solutions segment compared to the same period in 2017.  The expense decrease for the Connected Solutions segment is due to headcount reductions in sales and marketing at the end of the first quarter 2017.  The expense increase for RF Solutions for the three and nine months ended September 30, 2018 was due to additions to sales and marketing headcount offset by lower sales commission expenses.

General and Administrative

General and administrative expenses include costs associated with the general management, finance, human resources, IT, legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses declined by $0.1 million for the three months ended September 30, 2018 and declined by $0.9 million for the nine months ended September 30, 2018 compared to the same periods in 2017 because 2017 included incentive compensation expense and corporate expenses related to the CEO transition that were not included in 2018, offsetting expense related to the separation of the Senior Vice President and General Manager of the RF Solutions segment.  .  Incentive compensation expenses for the three and nine months ended September 30, 2017 were $0.3 million and $0.7 million, respectively. Corporate expenses related to the CEO transition were $0.2 million and $0.3 million for the three and nine months ended September 30, 2017, respectively.  The Company recorded expense of $0.3 million in the third quarter 2018 related to the severance payment, employee benefits, and the acceleration of shares for this separation.

Amortization of Intangible Assets

Amortization expense within operating expenses was $0.1 million for the three months ended September 30, 2018 and September 30, 2017.  Amortization within operating expenses was $0.3 million and $0.4 million during the nine months ended September 30, 2018 and 2017, respectively.  The decrease in the expense for three and nine months ended September 30, 2018 compared to the prior year periods due to certain intangible assets for Connected Solutions being fully amortized as of June 30, 2018.

Stock-based compensation expense

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$(49)	$67	$131	$200
Research and development	165	128	462	394
Sales and marketing	174	117	462	363
General and administrative	496	349	1,517	1,501
Total continuing operations	786	661	2,572	2,458
Discontinued operations	0	0	0	49
Total	$786	$661	$2,572	$2,507

Stock compensation expense was higher for the three and nine months ended September 30, 2018 compared to the same periods in 2017 due to the acceleration of service-based restricted shares pursuant to a separation agreement executed in the third quarter 2018 for the Senior Vice President and General Manager of the RF Solutions segment, as well as an increase in the number of share awards in 2018 compared to 2017 and a higher share price for the awards granted in 2018 compared to 2017.  The Company recorded expense of $0.2 million within general and administrative expenses in the third quarter 2018 related to the acceleration of shares for the separation.

Operating (Loss) Income by Segment

	Three Months Ended September 30,
	2018	% of Revenues	2017	% of Revenues

Connected Solutions	$859	5.8%	$2,684	14.9%
RF Solutions	(1,047)	-29.4%	874	15.2%
Corporate	(2,190)	not meaningful	(2,665)	not meaningful
Total	$(2,378)	-12.9%	$893	3.8%

	Nine Months September 30,
	2018	% of Revenues	2017	% of Revenues

Connected Solutions	$3,994	8.0%	$6,775	13.0%
RF Solutions	(1,772)	-15.2%	2,319	14.4%
Corporate	(7,423)	not meaningful	(8,516)	not meaningful
Total	$(5,201)	-8.4%	$578	0.8%

We reported a total operating loss of $2.4 million during the three months ended September 30, 2018 and an operating loss of $5.2 million for the nine months ended September 30, 2018.  The operating losses were the result of lower profits for the RF Solutions segment and lower gross profits for the Connected Solutions segment.  Due to lower revenues, we recorded operating losses of $1.0 million and $1.8 million for RF Solutions segment during the three and nine months ended September 30, 2018, respectively, compared to income for the same periods in 2017.  Operating profit for the Connected Solutions segment was lower by approximately $1.8 million during the three months ended September 30, 2018 and lower by $2.8 million for the nine months ended September 30, 2018 compared to the prior year primarily due to a lower gross profit percentage.  Within the corporate function, expenses were lower by $0.5 million and $1.1 million, respectively in the three and nine months ended September 30, 2018 due to lower expenses related to the Short-Term Incentive Plan and because the same periods in 2017 included expenses related to the CEO transition.

Other Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income	$174	$80	$438	$181
Foreign exchange (losses) gains	37	(45)	28	(98)
Other, net	15	(3)	20	(9)
Total	$226	$32	$486	$74
Percentage of revenues	1.2%	0.1%	0.8%	0.1%

Other income, net consists of interest income, foreign exchange losses and gains, and interest expense.  Interest income increased during the three and nine months ended September 30, 2018 compared to the prior year, primarily due to higher average interest rates but also due to higher investment and cash equivalent balances.  Our investment and cash equivalent balances declined during the nine months ended September 30, 2018 but the average balance was higher through the first nine months of 2018 compared to the first nine months of 2017.

Benefit for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Benefit for income taxes	$(482)	$206	$(961)	$(68)
Effective tax rate	22.4%	22.3%	20.4%	(10.4)%

We recorded an income tax benefit of $0.5 million and $1.0 million for the three and nine months ended September 30, 2018, respectively.  The tax benefit recorded for the nine months ended September 30, 2018 differed from the statutory rate of 21% by approximately 1%, because the Company did not record income tax benefits for losses with finite lives and due to permanent differences.  The tax benefit recorded for the nine months ended September 30, 2017 differed from the statutory rate of 34% by 44% due to the combination of U.S. pretax losses and foreign pretax profits taxed at lower rates.  The net tax benefit for the nine months ended September 30, 2017 included an income tax benefit of $0.2 million related to state rate and apportionment changes and an $0.1 million income tax benefit related to previously unrecognized tax benefits for research credits.

We maintain valuation allowances due to uncertainties regarding realization.  Our valuation allowance against deferred tax assets was $5.4 million and $5.2 million at September 30, 2018 and December 31, 2017, respectively.  Most of our deferred tax assets relate to the United States tax jurisdiction. On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment.  The valuation allowance at September 30, 2018 and December 31, 2017 relates to net operating losses (“NOLs”) and credits.  We believe that it is more likely than not that these deferred tax assets will not be realized based on the negative evidence of a cumulative three-year loss through September 30, 2018 and at December 31, 2017 and the finite expiration of state NOLs and credits and federal NOLs generated as of December 31, 2017.  See Note 11 to the consolidated financial statements for more information related to income taxes.

Net (Loss) Income from Discontinued Operations, Net of Income Tax (Benefit) Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income from discontinued operations, net of income tax	$0	$236	$0	$(148)

During the quarter ended June 30, 2017, we approved a plan to sell our Network Engineering Services business (“Engineering Services”) and shift our focus toward research and development driven radio frequency (“RF”) products. We sold the business to Gabe’s Construction on July 31, 2017. See Note 5 to the consolidated financial statements for information related to discontinued operations. The results for Engineering Services are reported as discontinued operations for the three and nine months ended September 30, 2017. The net income for the three months ended September 30, 2017 reflects a gain on the sale of the business of $0.5 million, offsetting a net operating loss of $0.1 million and income tax expense of $0.2 million.  The net loss for the nine months ended September 30, 2017 reflects a net operating loss of $0.7 million, offsetting a gain on the sale of the business of $0.5 million.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2018	2017

Net (loss) income from continuing operations	$(3,754)	$720
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	4,854	4,929
Changes in operating assets and liabilities	3,000	1,427
Net cash provided by operating activities	$4,100	$7,076
Net cash used in investing activities	$(1,462)	$(13,619)
Net cash used in financing activities	$(2,713)	$(2,609)
Net cash flows provided by discontinued operations	$0	$737
Net decrease in cash	$(75)	$(8,415)

	September 30,	December 31,
	2018	2017
Cash and cash equivalents at the end of period	$5,377	$5,559
Short-term investments at the end of period	$31,770	$32,499
Working capital at the end of period	$53,823	$58,091

Liquidity and Capital Resources Overview

Our primary source of liquidity is cash provided by operations, with short-term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities.  During the years ended December 31, 2017 and 2016, our balance sheet provided operating funds.  In periods of expansion, we expect to use cash from our balance sheet.

Within investing activities, capital spending historically ranges between 2.0% and 4.0% of our revenues and the primary use of capital is for manufacturing and engineering development.  Our capital expenditures during the nine months ended September 30, 2018 were approximately 3.6% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles.  We have a history of supplementing our organic revenue with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time.  We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

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

At September 30, 2018, our cash, cash equivalents, and investments were approximately $37.1 million, and we had working capital of $53.8 million.  Management believes that our cash and investments and no debt, combined with our historic ability to generate free cash flow (cash flow from operations less capital spending) provide adequate liquidity and working capital to support our operations.

Operating Activities:

Operating activities generated $4.1 million of cash during the nine months ended September 30, 2018.  We generated $1.1 million of cash from our income statement activities and generated $3.0 million of cash from the balance sheet.  Within the balance sheet, we generated cash primarily due to net collections of accounts receivable of $5.0 million, offsetting use of cash for net payments of accrued liabilities of $2.5 million.  The reduction in accounts receivable during the nine months ended September 30, 2018 is because revenues for the most recent quarter were $4.8 million lower compared to the fourth quarter of 2017.  Accrued liabilities were lower at

September 30, 2018 compared to December 31, 2017, primarily due to the payout of $1.7 million for the 2017 short-term incentive plan.

Operating activities from continuing operations provided $7.0 million of cash during the nine months ended September 30, 2017. We generated $5.6 million of cash from our income statement activities and $1.5 million of cash from our balance sheet activities. From the balance sheet activities, we generated cash of $0.7 million from decreases in accounts receivable and $1.8 million from reductions in inventories and used cash of $0.4 million from reductions in accrued liabilities and $1.1 million from reductions in accounts payable. Inventories declined during the nine months ended September 30, 2017 for both Connected Solutions and RF Solutions due to process improvements related to purchasing and forecasting, as well as a decrease in revenues for the three months ended September 30, 2017 compared to the three months ended December 31, 2016. Accounts receivables declined during the nine months ended September 30, 2017 due to the decrease in revenues for the three months ended September 30, 2017 compared to the three months ended December 31, 2016. In total, accrued liabilities and accounts payable were lower by $1.1 million due to the reduction in amounts due for inventory purchases.

Investing Activities:

Our investing activities used $1.5 million of cash during the nine months ended September 30, 2018.  During the nine months ended September 30, 2018, redemptions and maturities of our short-term investments provided $34.7 million in funds and we rotated $34.0 million of cash into new short-term investments.  We used $2.2 million for capital expenditures during the nine months ended September 30, 2018.  Capital expenditures included equipment for our new development office in Akron, Ohio.

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

Financing Activities:

We used $2.7 million in cash for financing activities during the nine months ended September 30, 2018.  We used $3.0 million for cash dividends paid in February 2018, May 2018 and August 2018.  We received $0.7 million in proceeds from the purchase of shares through our ESPP and we used $0.3 million for payroll taxes related to stock-based compensation and $0.1 million on payments for capital leases.  The tax payments related to our stock issued for restricted stock awards.

We used $2.6 million in cash for financing activities during the nine months ended September 30, 2017. We used $2.7 million for cash dividends and we received $1.4 million in proceeds from the purchase of shares through our ESPP and stock option exercises. We used $1.2 million for payroll taxes related to stock-based compensation. The tax payments related to our stock issued for restricted stock awards.

Contractual Obligations and Commercial Commitments

We had purchase obligations of $6.1 million and $5.7 million at September 30, 2018 and December 31, 2017, respectively.  These obligations are for the purchase of inventory, as well as for other goods and services in the ordinary course of business and exclude the balances for purchases currently recognized as liabilities on the balance sheet.

As of September 30, 2018, we had operating lease obligations of approximately $2.5 million through 2025, primarily for facility leases.  We had capital lease obligations of $0.2 million and $0.3 million at September 30, 2018 and at December 31, 2017, respectively.

We had a liability of $0.7 million related to income tax uncertainties at September 30, 2018 and December 31, 2017.  We do not know the timing of the settlement of this liability.

U.S. Tariffs

During the third quarter 2018, the Office of the United States Trade Representative (“USTR”) imposed duties on certain Chinese imports containing industrially significant technologies, including certain PCTEL antenna and antenna components.  Duties of 25% became effective on July 6, 2018 and on August 23, 2018 and duties of 10% on additional products became effective on September 24, 2018.   The tariffs that became effective on September 24 will increase to 25% on January 1, 2019. These Tariffs increased the cost of the Company’s products, adversely impacting the gross margin that the Company earns on sales of its products and making our products more expensive for customers.  During the trailing twelve months ended September 30, 2018, $7.5 million of our customer revenues were based on products subject to the new tariffs.  To recover the additional costs incurred because of these tariffs, we initiated a 20% upcharge to end customers of the products subject to the 25% tariffs.  The Company will continue to monitor and adjust prices as necessary and as market conditions permit.  However, the Company does not know the price elasticity of the unit volume based on the price increase.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2017 Form 10-K (Item 7A).  As of November 9, 2018, there have been no material changes in this information.

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

PART II Other Information

Item 1: Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business.  All such matters are subject to many uncertainties and outcomes that are not predictable with assurance.  In our opinion, as of September 30, 2018, there were no claims or litigation pending that would be reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A: Risk Factors

See our 2017 Form 10-K (Item 7A).  As of November 9, 2018, there have been no material changes in this information except for an update based on US tariffs imposed on PCTEL antenna and antenna components manufactured in China:

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

In the third quarter 2018, the Office of the United States Trade Representative (“USTR”) imposed duties on certain Chinese imports containing industrially significant technologies, including certain PCTEL antenna and antenna components, and there are additional tariffs under review.  Tariffs impact the gross margin that the Company earns on sales of its products and have necessitated price increases. Furthermore, political uncertainty surrounding international trade disputes and protectionist measures may have a negative effect on customer confidence and spending.  The Company will continue to monitor and adjust prices as necessary and as market conditions permit.   The impact of the tariffs on the Company’s future revenue and profitability is uncertain.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.	Description

10.1***	Separation agreement dated August 27, 2018 between the Company and Jeffery A. Miller, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2018
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

*  filed herewith

** furnished herewith

     *** incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.,
a Delaware corporation

/s/ David A. Neumann
David A. Neumann
Chief Executive Officer

Date: November 9, 2018