Form 10-Q
period 2019-03-31
PC TEL INC
filed 2019-05-10
CIK 1057083

‘s offio

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Registrant's Telephone Number, Including Area Code: (630) 372-6800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” "accelerated filer,” “smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No   ☒

As of May 10, 2019, the registrant had 18,417,701 shares of common stock, $0.001 par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PCTI	Nasdaq Global Select Market

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2019

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$4,455	$4,329
Short-term investment securities	30,586	30,870
Accounts receivable, net of allowances of $86 and $63 at March 31, 2019 and December 31, 2018, respectively	16,427	15,864
Inventories, net	12,919	12,848
Prepaid expenses and other assets	1,541	1,416
Total current assets	65,928	65,327

Property and equipment, net	11,740	12,138
Goodwill	3,332	3,332
Intangible assets, net	789	1,029
Other noncurrent assets	1,531	45
TOTAL ASSETS	$83,320	$81,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,881	$6,083
Accrued liabilities	6,668	5,801
Total current liabilities	13,549	11,884
Long-term liabilities	868	381
Total liabilities	14,417	12,265
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,417,701 and 18,271,249 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	18	18
Additional paid-in capital	133,320	133,859
Accumulated deficit	(64,372)	(64,055)
Accumulated other comprehensive loss	(63)	(216)
Total stockholders’ equity	68,903	69,606
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$83,320	$81,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018

REVENUES	$20,590	$21,731
COST OF REVENUES	11,932	13,867
GROSS PROFIT	8,658	7,864
OPERATING EXPENSES:
Research and development	3,003	2,940
Sales and marketing	2,798	3,028
General and administrative	3,253	2,993
Amortization of intangible assets	73	124
Total operating expenses	9,127	9,085
OPERATING LOSS	(469)	(1,221)
Other income, net	162	51
LOSS BEFORE INCOME TAXES	(307)	(1,170)
Expense (benefit) for income taxes	10	(312)
NET LOSS	$(317)	$(858)

Net Loss per Share:
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)

Weighted Average Shares:
Basic	17,617	17,056
Diluted	17,617	17,056

Cash dividend per share	$0.055	$0.055

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018

NET LOSS	$(317)	$(858)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	153	244

COMPREHENSIVE LOSS	$(164)	$(614)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated	Total
		Additional		Other	Stockholders'
	Common	Paid-In	Retained	Comprehensive	Equity of
	Stock	Capital	Deficit	Income (Loss)	PCTEL, Inc.

BALANCE at DECEMBER 31, 2018	$18	$133,859	$(64,055)	$(216)	$69,606
Stock-based compensation expense	0	882	0	0	882
Issuance of shares for stock purchase plans	0	338	0	0	338
Cancellation of shares for payment of withholding tax	0	(743)	0	0	(743)
Dividends paid ($0.055 per share)	0	(1,016)	0	0	(1,016)
Net loss	0	0	(317)	0	(317)
Change in cumulative translation adjustment, net	0	0	0	153	153
BALANCE at MARCH 31, 2019	$18	$133,320	$(64,372)	$(63)	$68,903

BALANCE at DECEMBER 31, 2017	$18	$134,505	$(51,258)	$54	$83,319
Cumulative-effect adjustment resulting from adoption of ASU 2016-16			92		92
BALANCE at JANUARY 1, 2018	18	134,505	(51,166)	54	83,411
Stock-based compensation expense	0	668	0	0	668
Issuance of shares for stock purchase plans	0	364	0	0	364
Cancellation of shares for payment of withholding tax	0	(289)	0	0	(289)
Dividends paid ($0.055 per share)	0	(995)	0	0	(995)
Net loss	0	0	(858)	0	(858)
Change in cumulative translation adjustment, net	0	0	0	244	244
BALANCE at MARCH 31, 2018	$18	$134,253	$(52,024)	$298	$82,545

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
.	2019	2018

Operating Activities:
Net loss	$(317)	$(858)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	711	674
Intangible asset amortization	240	290
Stock-based compensation	882	668
Loss on disposal of property and equipment	0	10
Restructuring costs	(3)	(11)
Bad debt provision	7	15
Deferred tax provision	0	(236)
Changes in operating assets and liabilities:
Accounts receivable	(512)	(350)
Inventories	38	321
Prepaid expenses and other assets	23	(250)
Accounts payable	554	(64)
Income taxes payable	(22)	(3)
Other accrued liabilities	(39)	(1,808)
Deferred revenue	(23)	14
Net cash provided by (used in) operating activities	1,539	(1,588)
Investing Activities:
Capital expenditures	(311)	(884)
Proceeds from disposal of property and equipment	0	14
Purchases of investments	(13,893)	(7,266)
Redemptions/maturities of short-term investments	14,177	17,480
Net cash (used in) provided by investing activities	(27)	9,344
Financing Activities:
Proceeds from issuance of common stock	338	364
Payment of withholding tax on stock-based compensation	(743)	(289)
Principle payments on finance leases	(26)	(24)
Cash dividends	(1,016)	(995)
Net cash used in financing activities	(1,447)	(944)

Net increase in cash and cash equivalents	65	6,812
Effect of exchange rate changes on cash	61	81
Cash and cash equivalents, beginning of period	4,329	5,559
Cash and Cash Equivalents, End of Period	$4,455	$12,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data and as otherwise noted)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

Nature of Operations

PCTEL, Inc. (“PCTEL”, the “Company”, “we”, “ours”, and “us”) delivers Performance Critical TELecom technology solutions to the wireless industry. PCTEL is a leading global supplier of wireless network antenna and testing solutions. PCTEL designs and manufactures precision antennas and provides test and measurement products that improve the performance of wireless networks globally. PCTEL products address three market segments: Enterprise Wireless, Intelligent Transportation, and Industrial Internet of Things (“IoT”).  PCTEL antennas are deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in network equipment and devices for the Industrial IoT. PCTEL test tools improve the performance of wireless networks globally. Mobile operators, neutral hosts, and equipment manufacturers rely on PCTEL to analyze, design, and optimize next generation wireless networks.

Product Lines

Antenna Products

PCTEL designs and manufactures precision antennas and offers in-house wireless product development for our customers, including design, testing, radio integration, and manufacturing capabilities. PCTEL antennas are deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in equipment and devices for the Industrial IoT. Revenue growth in these markets is driven by the increased use and complexity of wireless communications. Consistent with the Company’s mission to solve complex network engineering problems and in order to compete effectively in the antenna market, PCTEL maintains expertise in the following areas: radio frequency engineering, wireless network engineering, mechanical engineering, mobile antenna design, manufacturing, and product quality and testing. The Company seeks out product applications that command a premium for product design and performance and customer service, and it avoids commodity markets. The Company’s antennas are primarily sold to original equipment manufacturer (“OEM”) providers where they are designed into the customer’s solution. Competition in the antenna markets is fragmented. Competitors include Airgain, Amphenol, Laird, Panorama and Taoglas.

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

Reorganization and Segment Reporting

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

The Company included revenues and gross profit for the two major product lines (antenna products and test and measurement products) because each product line has a significantly different gross profit profile. In order to understand the Company’s financial results, it is necessary to understand the impact on gross profit of the revenue mix between them.

Basis of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the condensed consolidated balance sheet and the condensed consolidated statement of stockholders’ equity for the period ended March 31, 2019 and December 31, 2018, and the condensed consolidated statements of operations, statements of comprehensive loss, and cash flows for the three months ended March 31, 2019 and 2018, respectively. The interim condensed consolidated financial statements are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The condensed consolidated balance sheet as of December 31, 2018 is derived from the audited financial statements as of December 31, 2018.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The significant accounting policies followed by the Company are set forth within the 2018 Form 10-K.  There were no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2019.  See Note 10 related to Leases for additional disclosures related to the implementation of ASU 2016-02 (“Topic 842”).  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2018 Form 10-K.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2018 Form 10-K.  The results of operations for the period ended March 31, 2019 may not be indicative of the results for the period ending December 31, 2019.

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally.  The functional currency for the Company’s foreign operations is predominantly the applicable local currency.  Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive loss, a separate component of stockholders’ equity.  Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statement of operations.  Net foreign exchange losses resulting from foreign currency transactions included in other income, net was $57 and $69 for the three months ended March 31, 2019 and 2018, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”)  2016-02, Leases (“Topic 842”), which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. The Company adopted this guidance on January 1, 2019.  The Company commenced its assessment of Topic 842 in the second half of 2018 and developed a project plan to guide the implementation. The Company completed this project plan, in which it analyzed the ASU's impact on its leases, surveyed the Company's key employees, assessed the portfolio of leases, and established a future lease process to keep the lease accounting portfolio up to date. The Company also evaluated the key policy elections and considerations under the standard and completed the internal policy documentation to address the new standard requirements.  The Company adopted this new guidance using the updated modified transition method allowed per ASU 2018-11 of Topic 842.  Upon adoption on January 1, 2019, total assets and liabilities increased due to the recording of right-of-use assets of $1.5 million and lease liabilities of $1.6 million.  Additional information and disclosures required by this new standard are contained in Note 10, 'Leases'.

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2019	2018
Basic Loss Per Share computation:
Numerator:
Net loss	$(317)	$(858)
Denominator:
Common shares outstanding	17,617	17,056
Net Loss per common share - basic
Net loss	$(0.02)	$(0.05)
Diluted Loss Per Share computation:
Denominator:
Common shares outstanding	17,617	17,056
Restricted shares subject to vesting	*	*
Common stock option grants	*	*
Total shares	17,617	17,056
Loss per common share - diluted
Net loss	$(0.02)	$(0.05)

*

As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 43,000 and 565,000 for the three months ended March 31, 2019 and 2018, respectively, were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consisted of the following:

	March 31,	December 31,
	2019	2018
Cash	$2,095	$1,485
Cash equivalents	2,360	2,844
Short-term investments	30,586	30,870
Total	$35,041	$35,199

Cash and Cash Equivalents

At March 31, 2019 and December 31, 2018, cash and cash equivalents included bank balances and investments with original maturities less than 90 days.  At March 31, 2019 and December 31, 2018, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand.  The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities.  The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).  The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

The Company had $1.1 million and $0.8 million of cash and cash equivalents in foreign bank accounts at March 31, 2019 and December 31, 2018, respectively.  The Company’s cash in its foreign bank accounts is not insured.  Within the cash in foreign bank accounts, the Company had cash of $0.9 million and $0.6 million in China bank accounts at March 31, 2019 and December 31, 2018, respectively.  As of March 31, 2019, the Company has no intentions of repatriating the cash in its foreign bank accounts in China.  If the Company decides to repatriate the cash in the foreign bank accounts, it may have trouble in doing so in a timely manner.  The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.  The Company completed the closure of its Israeli subsidiary during the fourth quarter of 2018.  The Company expects to repatriate the subsidiary’s remaining cash of $0.2 million in 2019.  The Company does not expect the foreign currency exchange rate related to the repatriation of these funds to have a material impact on the financial statements.

Investments

At March 31, 2019 and December 31, 2018, the Company’s short-term investments consisted of U.S. government agency bonds, A or higher rated corporate bonds, and certificates of deposit. All the investments at March 31, 2019 and December 31, 2018 were classified as held-to-maturity.  The bonds have original maturities greater than 90 days and mature in less than one year.  The Company’s bond investments are recorded at the purchase price and carried at amortized cost.

Cash equivalents and investments were as follows at March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Corporate bonds	$0	$999	$0	$999	$0	$1,156	$0	$1,156
Certificates of deposit	1,312	0	0	1,312	0	0	0	0
Money market funds	49	0	0	49	1,688	0	0	1,688
Total Cash Equivalents	$1,361	$999	$0	$2,360	$1,688	$1,156	$0	$2,844
Investments:
Corporate bonds	$0	$24,311	$0	$24,311	$0	$21,583	$0	$21,583
US government agency bonds	0	4,032	0	4,032	0	5,671	0	5,671
Certificates of deposit	2,243	0	0	2,243	3,616	0	0	3,616
Total Investments	$2,243	$28,343	$0	$30,586	$3,616	$27,254	$0	$30,870
Cash equivalents and Investments - book value	$3,604	$29,342	$0	$32,946	$5,304	$28,410	$0	$33,714

Cash equivalents and Investments - fair value	$3,604	$29,293	$0	$32,897	$5,304	$28,389	$0	$33,693

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value.  The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2.  For the Level 2 investments, the Company uses quoted prices of similar assets in active markets.  The fair values in the table above reflect net unrealized losses of $49 and $21 at March 31, 2019 and December 31, 2018, respectively.

5. Goodwill and Intangible Assets

Goodwill

There were no changes to the goodwill valued at $3.3 million during the three months ended March 31, 2019.   There were no triggering events during the quarter ended March 31, 2019.  The Company will continue to monitor goodwill for impairment going forward.

The goodwill is related to the test and measurement product line, not to the whole Company.  Due to the reorganization in the third quarter 2018, the Company’s operations, engineering, business development, sales and marketing, and operational general and administrative functions were consolidated into a single enterprise-wide organization. As such, there are  no longer reportable segments. The Company does have discrete financial information necessary to perform goodwill impairment testing for the reporting unit under the accounting guidance. The Company evaluates the goodwill based on the cash flows for the test and measurement product line. The cash flows for the test and measurement product line are only prepared for testing goodwill and were not reviewed by the Company’s CODM for business planning purposes.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to six years.  The summary of amortization expense in the consolidated statement of operations is as follows:

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$167	$166
Operating expenses	73	124
Total	$240	$290

The summary of other intangible assets, net is as follows:

	March 31, 2019			December 31, 2018
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$16,880	$16,880	$0	$16,880	$16,880	$0
Patents and technology	10,114	9,503	611	10,114	9,336	778
Trademarks and trade names	4,834	4,656	178	4,834	4,607	227
Other	2,506	2,506	0	2,506	2,482	24
Total	$34,334	$33,545	$789	$34,334	$33,305	$1,029

The $0.2 million decrease in the net book value of intangible assets at March 31, 2019 compared to December 31, 2018 relates to amortization expense for the three months ended March 31, 2019.

The assigned lives and weighted average amortization periods by intangible asset category are summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	5 years	5.0
Patents and technology	5 to 6 years	5.1
Trademarks and trade names	5 to 6 years	5.6
Other	1 to 6 years	3.0

The Company’s intangible amortization is scheduled through February 2020.  The amortization expense for 2019 and the next year is as follows:

Fiscal Year	Amount
2019	$885
2020	$144

6. Balance Sheet Information

Accounts Receivable

Accounts receivable are recorded at invoiced amounts with standard net terms that range between 30 and 90 days.  The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required.  The Company maintains an allowance for estimated uncollectible accounts receivable.  The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable.  The Company’s allowance for doubtful accounts was $0.1 million at March 31, 2019 and at December 31, 2018.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out method of costing.  Inventories as of March 31, 2019 and December 31, 2018 were composed of raw materials, sub-assemblies, finished goods and work-in-process.  The Company had consigned inventory with customers of $0.4 million and $0.9 million at March 31, 2019 and December 31, 2018, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on our identification of inventory where the carrying value is above net realizable value.  The allowance for inventory losses was $3.3 million at March 31, 2019 and at December 31, 2018.

Inventories consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$6,862	$7,023
Work-in-process	1,535	1,388
Finished goods	4,522	4,437
Inventories, net	$12,919	$12,848

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

Property and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Building	$6,372	$6,351
Computers and office equipment	10,649	10,963
Manufacturing and test equipment	13,886	13,573
Furniture and fixtures	1,319	1,318
Leasehold improvements	1,556	1,529
Motor vehicles	20	20
Total property and equipment	33,802	33,754
Less: Accumulated depreciation and amortization	(23,832)	(23,386)
Land	1,770	1,770
Property and equipment, net	$11,740	$12,138

Depreciation and amortization expense was approximately $0.7 million for the three months ended March 31, 2019 and 2018, respectively.    Amortization for finance leases is included in depreciation and amortization expense.  See Note 10 for information related to finance leases.

Liabilities

Accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Payroll, bonuses, and other employee benefits	$1,406	$1,409
Inventory receipts	1,356	1,396
Paid time off	985	936
Short-term obligations under operating leases	876	0
Warranties	384	339
Professional fees and contractors	290	346
Income and sales taxes	241	186
Real estate taxes	185	148
Employee stock purchase plan	143	343
Customer refunds for estimated returns	142	154
Deferred revenues	126	149
Short-term obligations under finance leases	80	91
Other	454	304
Total	$6,668	$5,801

Long-term liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Finance leases	$117	$132
Operating leases	562	0
Deferred Rent	0	87
Other	189	162
Total	$868	$381

7. Stock-Based Compensation

The condensed consolidated statements of operations include $0.9 million and $0.7 million of stock compensation expense for the three months ended March 31, 2019 and 2018, respectively.  The Company accounts for forfeitures as they occur.

The stock-based compensation expense by type is as follows:

	Three Months Ended March 31,
	2019	2018
Service-based awards	$580	$572
Performance-based awards - short-term incentive plan	189	41
Performance-based awards - long-term incentive plan	57	0
Stock option and employee purchase plans	56	55
Total	$882	$668

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$103	$88
Research and development	172	138
Sales and marketing	180	131
General and administrative	427	311
Total	$882	$668

Restricted Stock – Service Based

The Company grants restricted shares as employee and director incentives.  When service-based restricted stock is granted, the Company records deferred stock compensation within additional paid in capital, representing the fair value of the common stock on the date the restricted shares are granted.  The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares.  These grants vest over various periods.  During the first quarter 2019, the Company issued 190,159 service-based restricted stock awards to employees that vest in equal annual increments over three years.

The following table summarizes service-based restricted stock activity for the three months ended March 31, 2019:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Awards - December 31, 2018	838,967	$6.21
Shares awarded	190,159	5.25
Shares vested	(404,122)	6.26
Shares cancelled	(2,750)	6.90
Unvested Restricted Stock Awards - March 31, 2019	622,254	$5.88

The intrinsic value of service-based restricted shares that vested during the three months ended March 31, 2019 and 2018 was $2.1 million and $0.8 million, respectively.

At March 31, 2019, total unrecognized compensation expense related to restricted stock was approximately $3.0 million to be recognized through 2022 over a weighted average period of 1.5 years.

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

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2019:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Units - December 31, 2018	18,638	$5.66
Units awarded	2,700	5.27
Units vested/Shares awarded	(5,721)	5.67
Unvested Restricted Stock Units - March 31, 2019	15,617	$5.48

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the three months ended March 31, 2019 and 2018 was $30 and $29, respectively.

As of March 31, 2019, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $0.1 million, to be recognized through 2022 over a weighted average period of 1.2 years.

Stock Options

The Company grants stock options to purchase common stock primarily to certain new employees.  The exercise price of the stock options is no less than the fair value of the Company’s stock on the grant date.  The stock options have a seven-year life and generally vest over a period of four years, 25% after one year, and ratably on a monthly basis thereafter.  Stock options may be exercised at any time prior to their expiration date or within ninety days of termination of employment, or such shorter time as may be provided in the related stock option agreement.

A summary of the Company’s stock option activity for the three months ended March 31, 2019 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2018	423,534	$7.15
Options cancelled/expired	(100,262)	7.16
Outstanding at March 31, 2019	323,272	$7.14
Exercisable at March 31, 2019	318,541	$7.16

The range of exercise prices for options outstanding and exercisable at March 31, 2019, was $5.00 to $8.32.  The following table summarizes information about stock options outstanding under all stock option plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00 - $ 7.15	19,126	2.95	$6.03	14,416	$6.15
$ 7.16	195,041	1.03	7.16	195,041	7.16
$ 7.22	93,605	1.01	7.22	93,605	7.22
$ 7.23 - $ 8.32	15,500	1.84	7.83	15,479	7.84
$ 5.00 - $ 8.32	323,272	1.17	$7.14	318,541	$7.16

The weighted average contractual life and intrinsic value of options outstanding and options exercisable at March 31, 2019, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	1.17	$15
Options Exercisable	1.12	$9

The intrinsic value is based on the share price of $5.01 at March 31, 2019.

There were no stock options granted during the three months ended March 31, 2019.  For outstanding stock options, the Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the employee stock options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life.

The dividend yield rate is calculated by dividing the Company’s annual dividend by the closing price on the grant date. The risk-free interest rate is based on the U.S. Treasury yields with a remaining term that approximates the expected life of the options granted.  The expected volatility is based on a five-year historical period of the Company’s stock price.  The expected life for options granted is based on historical data of employee exercise performance.  The Company records expense based on the graded vesting method.

As of March 31, 2019, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $2, to be recognized through 2021 over a weighted average period of 1.5 years.

Performance-Based Equity Awards

In February 2019, the Company’s Board of Directors approved the 2019 Long-Term Incentive Plan (“2019 LTIP”).  Under the 2019 LTIP, shares of the Company’s stock can be earned by certain executive employees based on achievement of a three-year revenue growth target with a penalty if a certain adjusted EBITDA level is not maintained.  At target, the aggregate number of shares that can be earned is 174,117.  If the Company achieves less than the target growth over the performance period, the participant will receive fewer shares than the target award, determined on a straight-line basis.  If the Company, achieves greater than the target growth, the participant will receive more shares than the target award on an accelerated basis.  The maximum number of aggregate shares that may be issues under the 2019 LTIP is 304,705 as of March 31, 2019.

The performance period for the 2019 LTIP is from January 1, 2019 through December 31, 2021 and the participants are required to be in service at the determination date of the award following the end of the performance period in order to receive the award.  Shares earned under the 2019 LTIP will be fully vested shares.  Stock compensation expense is amortized over the performance period for these awards based on estimated achievement of the goal.  At target, the total fair market of the award was $0.9 million based on the share price on $5.27 on the grant date.

Short-Term Incentive Plan

In February 2019, the Board of Directors approved the 2019 short-term incentive plan (“2019 STIP”) based on two components of the Company’s performance: (1) revenues weighted 20% and (2) Adjusted EBITDA weighted 80%.  “Adjusted EBITDA” is defined as GAAP operating profit excluding stock compensation expenses, amortization of intangible assets, depreciation, restructuring charges, impairment charges, gain/loss on sale of product lines, and expenses included in GAAP operating profit to the extent recovery of such expenses is recorded in other income.  The goals are consistent for all employees who participate in the 2019 STIP.  Incentive awards earned by certain executives and key managers under the Company’s 2019 STIP will be settled 50% in cash and 50% in shares of the Company’s stock.  The incentive awards for all other participants under the 2019 STIP will be 100% in cash.  The Company records stock compensation expense based on the estimated payouts under the STIP.  No incentive awards were settled for the 2018 short-term incentive plan because the Company did not meet the performance objectives.

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period.  Each offering period is approximately six months.  The Company received proceeds of $0.3 million from the issuance of 95,376 shares under the ESPP in February 2019 and received proceeds of $0.4 million from the issuance of 68,212 shares under the ESPP in February 2018. The Company received proceeds of $0.3 million from the issuance of 88,583 shares under the ESPP in August 2018.

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

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Employee Stock Purchase Plan
	2019	2018
Dividend yield	4.1%	3.2%
Risk-free interest rate	2.5%	2.1%
Expected volatility	34%	33%
Expected life (in years)	0.5	0.5

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

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes.  For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority.  For withholding taxes related to stock awards, the Company paid $0.7 million and $0.3 million during the three months ended March 31, 2019 and 2018, respectively.

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

The Company’s contributions to retirement plans were as follows:

	Three Months Ended March 31,
	2019	2018
PCTEL, Inc. 401(k) profit sharing plan - US employees	$156	$202
Defined contribution plans - foreign employees	133	128
Total	$289	$330

9. Commitments and Contingencies

Restructuring

During the first quarter 2016, the Company exited from its Colorado office in order to consolidate facility space and recorded restructuring expense for the remaining obligations under the lease, net of proceeds for a sublease.  The Company signed a sublease for the office space in the second quarter 2017.  The obligation for the Colorado lease was retained by the Company.

The following table summarizes the restructuring activity during the three months ended March 31, 2019 and the status of the reserves at March 31, 2019:

Lease
Terminations
Balance at December 31, 2018	$77
Payments for lease	(35)
Payments received for sublease	32
Balance at March 31, 2019	$74

The restructuring liability is recorded on the balance sheet at March 31, 2019 and December 31, 2018 as follows:

	March 31, 2019	December 31, 2018

Accrued liabilities	$42	$33
Long-term liabilities	32	44
Total	$74	$77

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The refund liability related to estimated sales returns was $0.1 million at March 31, 2019 and $0.2 million at December 31, 2018, respectively, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.

The Company offers repair and replacement warranties of up to five years for certain antenna products and scanning receiver products.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends.  The warranty reserve was $0.4 million at March 31, 2019 and at March 31, 2018, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the warranty activity during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$339	$382
Provisions for warranties	56	15
Consumption of reserves	(11)	(19)
Ending balance	$384	$378

10. Leases

The Company adopted Topic 842 as of January 1, 2019, using the transition method per ASU No. 2018-11, wherein entities are allowed to apply the new leases standard at the adoption date.  Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. Adoption of ASC 842 resulted in an increase to total assets of $1.5 million and to liabilities of $1.6 million due to the recording of operating lease right-of-use assets ("ROU") and operating lease liabilities.  Finance leases were not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding ROU assets were already recorded in the balance sheet under the previous guidance, ASC 840. The adoption did not materially impact the Company’s consolidated statements of earnings or cash flows.

The Company has operating leases for facilities and finance leases for office equipment.  Leases with an initial term of 12 months or less are not recorded in the balance sheet. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classifications.  The Company determines if an arrangement is a lease at inception of a contract.

ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the net present value of fixed lease payments over the lease term. The Company's lease term is deemed to include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. ROU assets also include any advance lease payments made and exclude lease incentives. As most of the Company's operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments on a collateralized basis. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Operating fixed lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.

The Company's lease cost for the three months ended March 31, 2019 included the following components:

March 31, 2019
Operating lease costs	$219
Short-term lease costs	30
Amortization of finance lease assets	26
Interest on finance lease liabilities	2
Total lease cost	$277

The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases recorded on the balance sheet as of March 31, 2019:

Year	Operating Leases	Finance Leases
2019	$703	$69
2020	379	61
2021	104	48
2022	106	23
2023	107	8
Thereafter	137	0
Total minimum payments required	1,536	209
Less: amount representing interest	98	12
Present value of net minimum lease payments	$1,438	$197
Less: Current maturities of lease obligations	(876)	(80)
Long-Term lease obligations	$562	$117

The weighted average remaining lease terms and discount rates for all of the Company’s operating and finance leases were as follows as of March 31, 2019:

March 31, 2019
Weighted-average remaining lease term - finance leases	2.9 years
Weighted-average remaining lease term - operating leases	3.1 years
Weighted-average discount rate - finance leases	4%
Weighted-average discount rate - operating leases	5%

The table below presents supplemental cash flow information related to leases during the three months ended March 31, 2019:

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$236
Operating cash flows for finance leases	2
Financing cash flows for finance leases	26

The following table summarizes the classification of ROU assets and lease liabilities as of March 31, 2019:

Leases	Consolidated Balance Sheet Classification	March 31, 2019
Assets:
Operating right-of-use assets	Other noncurrent assets	$1,304
Finance right-of-use assets	Other noncurrent assets	189
Total leased assets		$1,493
Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$876
Finance lease liabilities	Accrued liabilities	80
Noncurrent
Operating lease liabilities	Long-term liabilities	562
Finance lease liabilities	Long-term liabilities	117
Total lease liabilities		$1,635

In January 2019, the Company entered into an eleven-year lease for 21,030 square feet of office space in Clarksburg, Maryland for our test and measurement product line.  The new office lease will replace the leased office in Germantown, Maryland.  The total lease obligations pursuant to the new lease agreement is approximately $5.4 million. Since the lease commencement date is January 2020, the Company has not recorded the lease on the consolidated balance sheet.

11. Income Taxes

The Company recorded income tax expense of $10 for the three months ended March 31, 2019 and an income tax benefit of $0.3 million for the three months ended March 31, 2018.  The expense recorded for the three months ended March 31, 2019 was lower than the statutory rate of 21% because the Company did not record tax benefits related to the losses in federal, foreign, and state jurisdictions.  The income tax benefit recorded for the three months ended March 31, 2018 was higher than the statutory rate of 21% due to permanent differences and estimated research credits.

The Company had deferred tax assets net of deferred tax liabilities of $14.5 million  at March 31, 2019 and at December 31, 2018, virtually all of which are related to the United States tax jurisdiction.   The Company’s gross deferred tax assets consist of federal and state net operating losses (“NOLs”), credits, and timing differences.  The Company’s federal NOLs generated in 2019 and 2018 have an infinite life, and the Company’s NOLs and credits generated as of December 31, 2017 have a finite life primarily based on the 20-year carry forward of federal net operating losses.  The timing differences have a ratable reversal pattern over 12 years.  On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s full valuation allowance against its deferred tax assets was $14.5 million at March 31, 2019 and December 31, 2018.  At December 31, 2018, the Company’s cumulative loss position for the past three years and the Company’s 2018 performance versus its 2018 projections were considered significant negative evidence which were difficult to overcome on a “more likely than not” standard through objectively verifiable data. The Company also recorded a net loss for the three months ended March 31, 2019.  While the Company believes its financial outlook remains positive, under the accounting standards objective verifiable evidence will have greater weight than subjective evidence such as the Company’s projections for future growth.  The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

The Company’s gross unrecognized tax benefit was $0.7 million at March 31, 2019 and at December 31, 2018.

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

12. Product Line, Customer and Geographic Information

The following tables are the product line revenues and gross profits for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
	Antenna Products	Test & Measurement	Corporate	Total
REVENUES	$15,088	$5,535	$(33)	$20,590
GROSS PROFIT	$4,861	$3,785	$12	$8,658

	Three Months Ended March 31, 2018
	Antenna Products	Test & Measurement	Corporate	Total

REVENUES	$17,764	$3,999	$(32)	$21,731
GROSS PROFIT	$5,198	$2,670	$(4)	$7,864

The Company’s revenue from customers by geographic location, as a percent of total revenues, is as follows:

	Three Months Ended March 31,
Region	2019	2018
Asia Pacific	12%	15%
Europe, Middle East, & Africa	14%	10%
Other Americas	3%	4%
Total Foreign sales	29%	29%

The following table represents the customers that accounted for 10% or more of revenues during the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
Revenues	2019	2018
Customer A	0%	11%

The following table represents the customer that accounted for 10% or more of total trade accounts receivable at March 31, 2019 and December 31, 2018.

Trade Accounts Receivable	March 31, 2019	December 31, 2018
Customer B	13%	13%

13. Revenue from Contracts with Customers

Under Topic 606, a contract with a customer is an agreement which both parties have approved, that creates enforceable rights and obligations, has commercial substance, and specified payment terms, and for which collectability is probable. Once the Company has entered into a contract, it is evaluated to identify performance obligations. For each performance obligation, revenue is recognized as control of promised goods or services transfers to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The amount of revenue recognized takes into account variable consideration, such as returns and volume rebates.  A majority of the Company’s revenue is short cycle in nature with shipments within one year from order. The Company's payment terms generally range between 30 to 90 days.

All of the Company’s revenue relates to contracts with customers.  The Company’s accounting contracts are from purchase orders or purchase orders combined with purchase agreements.  The majority of the Company’s revenue is recognized on a “point-in-time” basis and a nominal amount of revenue is recognized “over time”.  For the sale of antenna products and test and measurement products, the Company satisfies its performance obligations generally at the time of shipment or upon delivery based on the contractual terms with its customers.  For products shipped on consignment, the Company recognizes revenue upon delivery from the consignment location.  For its test and measurement software tools, the Company has a performance obligation to provide software maintenance and support for one year.  The Company recognizes revenues for the maintenance and support over this period.

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

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability was $0.1 million and $0.2 million at March 31, 2019 and December 31, 2018, respectively, and is included within accrued liabilities in the accompanying condensed consolidated balance sheets.  The Company records an asset based on historical experience for the amount of product it expects to return to inventory as a result of customer returns, which is recorded in inventories in the accompanying condensed consolidated balance sheets.  The product return asset was $0.1 million at March 31, 2019 and December 31, 2018.

There were no contract assets at March 31, 2019 or December 31, 2018.  The Company records contract liabilities for deferred revenue and customer prepayments.  Contract liabilities are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.  The contract liability was $0.3 million and $0.2 million at March 31, 2019 and December 31, 2018, respectively.  The Company recognized revenue of $0.1 million  during the three months ended March 31, 2019 and March 31, 2018, respectively, related to contract liabilities at the beginning of the period.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2018 contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).  Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses and revenue mix.  These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning.  Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  No undue reliance should be placed on these forward-looking statements.  Our actual results could differ materially from those projected in these forward-looking statements.

Our first quarter 2019 revenues of $20.6 million decreased by $1.1 million or 5.3% compared to revenues of $21.7 million for the same period in 2018. Revenues decreased for the antenna product line by $2.7 million or 15.1% and increased for the test and measurement product line by $1.5 million or 38.4% compared to the first quarter 2018.  Revenues decreased for the antenna product line due to lower revenues with Enterprise Wi-Fi applications and increased for the test and measurement due to sales of 5G products.  The gross profit of $8.7 million, increased by $0.8 million, or 10.1% compared to gross profit of $7.9M for the same period in 2018, due to a higher mix of test and measurement product revenues and due to an increase in the gross margin percentage for antenna products.  Primarily based on higher gross margins, we recorded a lower operating loss for the three months ended March 31, 2019 as compared to the first quarter 2018.  The operating loss was $0.5 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively.

Introduction

PCTEL delivers Performance Critical TELecom technology solutions to the wireless industry. We are a leading global supplier of antennas and wireless network testing solutions. PCTEL products address three market segments: Enterprise Wireless, Intelligent Transportation, and Industrial Internet of Things (“IoT”).

PCTEL designs and manufactures precision antennas and we offer in-house wireless product development for our customers, including design, testing, radio integration, and manufacturing capabilities. PCTEL antennas are deployed primarily in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in equipment and devices for the Industrial IoT. Revenue growth in these markets is driven by the increased use and complexity of wireless communications. Consistent with our mission to solve complex network engineering problems and in order to compete effectively in the antenna market, PCTEL maintains expertise in the following areas: radio frequency engineering, wireless network engineering, mechanical engineering, mobile antenna design, manufacturing, and product quality and testing. We seek out product applications that command a premium for product design and performance and customer service, and we avoid commodity markets.

PCTEL antenna are primarily sold to original equipment manufacturer (“OEM”) providers where the antennas are designed into the customer’s solution. Competition in the antenna markets is fragmented. Competitors include Airgain, Amphenol, Laird, Panorama, and Taoglas.

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

Our test and measurement products are sold directly to wireless carriers or to OEM providers who integrate our products into their solutions which are then sold to wireless carriers. Competitors for PCTEL’s test tool products include OEMs such as Anritsu, Berkley Varitronics, Digital Receiver Technology, and Rohde and Schwarz.

Reorganization and Segment Reporting

Effective August 2018, we consolidated our organizational structure to drive growth and address the convergence in the Industrial IoT, public safety, and 4G infrastructure markets and the emergence of new technologies such as 5G (the “Reorganization”). Our operations, engineering, business development, sales and marketing, and operational general and administrative functions were consolidated into a single enterprise-wide organization. As a result of the Reorganization, our Chief Executive Officer, as the CODM, began assessing operating profits and identified assets at the enterprise level for resource allocations. In connection with the Reorganization, the Board of Directors appointed a Chief Operating Officer who maintains regular contact with the CODM to discuss operating activities, financial results, forecasts, and plans for our businesses. All operating profit and cash flows are measured and managed at the enterprise level.

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

Because the Reorganization occurred during the third quarter 2018, this Form 10-Q does not include segment reporting information; however, we have included revenues and gross profit for the two major product lines (antenna products and test and measurement products) because each product line has a significantly different gross profit profile. In order to understand our financial results, it is necessary to understand the impact on gross profit of the revenue mix between them.

Results of Operations

Three Months Ended March 31, 2019 and 2018

(in thousands)

Revenues by Product Line

	Three Months Ended March 31,
	2019	2018	$ Change	% Change

Antenna Products	$15,088	$17,764	$(2,676)	-15.1%
Test and Measurement Products	5,535	3,999	1,536	38.4%
Corporate	(33)	(32)	(1)	not meaningful
Total	$20,590	$21,731	$(1,141)	-5.3%

Revenues decreased 5.3% for the three months ended March 31, 2019 compared to the same period in 2018.  For the three months ended March 31, 2019, the decrease in revenues for the antenna product line was due to lower sales for Enterprise Wi-Fi applications.  Revenues for the test and measurement product line increased 38.4% for the three months ended March 31, 2019 compared to the same period in 2018 due to sales of test equipment in connection with early deployments of 5G infrastructure in the U.S., Europe and Asia.

Gross Profit by Product Line

	Three Months Ended March 31,
	2019	% of Revenues	2018	% of Revenues

Antenna Products	$4,861	32.2%	$5,198	29.3%
Test and Measurement Products	3,785	68.4%	2,670	66.8%
Corporate	12	not meaningful	(4)	not meaningful
Total	$8,658	42.0%	$7,864	36.2%

The gross profit percentage increased by 5.8% for the three months ended March 31, 2019 compared to the same period in 2018 because of a higher ratio of revenues from test and measurement products and because of higher gross profits for antenna products.  Higher margin test and measurement products comprised 27% of the revenues in the first quarter 2019 compared to 18% of the revenues in the first quarter 2018.  The gross profit percentage for the antenna product line increased by 2.9% due to more favorable product mix and due to cost reductions.

Consolidated Operating Expenses

	Three Months Ended March 31,		Three Months Ended March 31,	% of Revenues
	2019	Change	2018	2019	2018
Research and development	$3,003	$63	$2,940	14.6%	13.5%
Sales and marketing	2,798	(230)	3,028	13.6%	13.9%
General and administrative	3,253	260	2,993	15.8%	13.8%
Amortization of intangible assets	73	(51)	124	0.4%	0.6%
Total	$9,127	$42	$9,085	44.4%	41.8%

Research and Development

Research and development expenses increased by approximately $0.1 million for the three months ended March 31, 2019 compared to the same period in 2018.  The increase is primarily due to spending on investments for 5G test and measurement equipment and for wireless products development for Industrial IoT.

Sales and Marketing

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses decreased approximately $0.2 million for the three months ended March 31, 2019 compared to the same period in 2018 due to lower headcount related expenses in North America for sales and marketing employees and due to lower marketing expenses.

General and Administrative

General and administrative expenses include costs associated with the general management, finance, human resources, IT, legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses increased by $0.3 million for the three months ended March 31, 2019 compared to the same period in 2018 as cash-based incentive compensation expense of $0.1 million, equity-based compensation expense of $0.1 million and legal expenses of $0.1 million offset reductions in executive management related to the Reorganization in 2018.

Amortization of Intangible Assets

Amortization expense within operating expenses was $73 and $124 for each of the three months ended March 31, 2019 and March 31, 2018, respectively.  The decrease in amortization expense was due to certain intangible assets being fully amortized during 2018.

Stock-based compensation expense

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$103	$88
Research and development	172	138
Sales and marketing	180	131
General and administrative	427	311
Total	$882	$668

Stock compensation expense was higher by $0.2 million for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to an increase in the expense accrued for our short-term incentive plan (“2019 STIP”).  Under the 2019 STIP, certain executive and managers will be paid 50% in cash and 50% in shares of the Company’s stock.

Operating Loss

	Three Months Ended March 31,
	2019	% of Revenues	2018	% of Revenues
Operating Loss	$(469)	-2.3%	$(1,221)	-5.6%

We reported a total operating loss of $0.5 million during the three months ended March 31, 2019 and an operating loss of $1.2 million for the three months ended March 31, 2018.  The reduction in the operating loss was primarily due to higher gross margins from the higher mix of test and measurement product revenues.

Other Income, Net

	Three Months Ended
	March 31,
	2019	2018
Interest income	$223	$119
Foreign exchange losses	$(57)	(69)
Other, net	(4)	1
Total	$162	$51
Percentage of revenues	0.8%	0.2%

Other income, net consists of interest income, foreign exchange losses, and interest expense.  Interest income from short-term investment securities increased during the three months ended March 31, 2019 compared to the prior year, primarily due to higher average interest rates.

Expense (Benefit) for Income Taxes

	Three Months Ended
	March 31,
	2019	2018

Expense (Benefit) for income taxes	$10	$(312)
Effective tax rate	(3.3)%	26.7%

We recorded income tax expense of $10 for the three months ended March 31, 2019, and an income tax benefit of $0.3 million for the three months ended March 31, 2018.  The tax expense for the three months ended March 31, 2019 was lower than the statutory rate of 21% by approximately 24%, because we maintain a full valuation allowance on our deferred tax assets and did not record income tax benefits for our net loss.  The tax benefit recorded for the three months ended March 31, 2018 was higher than the statutory rate by approximately 6% due to permanent differences and estimated research credits.

We maintain a full valuation allowance on our deferred tax assets due to uncertainties regarding realization.  Our valuation allowance against deferred tax assets was $14.5 million at March 31, 2019 and at December 31, 2018.  Virtually all of our deferred tax assets relate to the United States tax jurisdiction.  On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance.  Such evaluations involve the application of significant judgment. We considered multiple factors in our evaluation of the need for a valuation allowance. The full valuation allowance against our deferred tax assets was $14.5 million at March 31, 2019 and December 31, 2018.  At December 31, 2018, our cumulative loss position for the past three years and our 2018 performance versus our 2018 projections were considered significant negative evidence which was difficult to overcome on a “more likely than not” standard through objectively verifiable data. We also recorded a net loss for the three months ended March 31, 2019.  While we believe our financial outlook remains positive, under the accounting standards, objective verifiable evidence will have greater weight than subjective evidence such as our projections for future growth.  The analysis that we prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction.  Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. See Note 11 to the consolidated financial statements for more information related to income taxes.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2019	2018

Net loss	$(317)	$(858)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	1,837	1,395
Changes in operating assets and liabilities	19	(2,125)
Net cash provided by (used in) operating activities	$1,539	$(1,588)
Net cash (used in) provided by investing activities	$(27)	$9,344
Net cash used in financing activities	$(1,447)	$(944)
Net increase in cash	$65	$6,812

	March 31,	December 31,
	2019	2018
Cash and cash equivalents at the end of period	$4,455	$4,329
Short-term investments at the end of period	$30,586	$30,870
Working capital at the end of period	$52,379	$53,443

Overview

Our primary source of liquidity is cash provided by operations, with short-term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities.  During the three months ended March 31, 2019, our balance sheet provided operating funds.  In periods of expansion, we expect to use cash from our balance sheet.

Within investing activities, capital spending historically ranges between 2.0% and 4.0% of our revenues and the primary use of capital is for manufacturing, engineering, and product development.  Our capital expenditures during the three months ended March 31, 2019 were approximately 1.5% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles.  We have a history of supplementing our organic revenue with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time.  We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

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

At March 31, 2019, our cash, cash equivalents, and investments were approximately $35.0 million, and we had working capital of $52.4 million.  Management believes that our cash and investments provide adequate liquidity and working capital to support our operations given our historic ability to generate free cash flow (cash flow from operations less capital spending) and our lack of debt.

Operating Activities:

Operating activities generated $1.5 million of cash during the three months ended March 31, 2019.  We generated $1.5 million of cash from our income statement activities and generated nothing from the balance sheet.

Operating activities used $1.6 million of cash during the three months ended March 31, 2018. We generated $0.5 million of cash from our income statement activities and used $2.1 million of cash from our balance sheet activities. Within the balance sheet activities, we used cash due to lower accrued liabilities of $1.8 million and an increase in accounts receivable of $0.4 million, offsetting cash generated from a decline of $0.3 million in inventories. Accrued liabilities were lower at March 31, 2018 due to the payout of $1.7 million for the 2017 short-term incentive plan. Accounts receivable were higher despite lower revenues due to longer payment terms granted and a higher percentage of revenues were generated in the third month of the quarter ended March 31, 2018. U.S. inventories declined during the three months ended March 31, 2018 for the antenna product line.

Investing Activities:

Our investing activities used $27 of cash during the three months ended March 31, 2019.  During the three months ended March 31, 2019, redemptions and maturities of our short-term investments provided $14.2 million in funds and we rotated $13.9 million of cash into new short-term investments.  We used $0.3 million for capital expenditures during the three months ended March 31, 2019.

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

Financing Activities:

We used $1.4 million in cash for financing activities during the three months ended March 31, 2019.  We used $1.0 million for cash dividends paid in February 2019.  We received $0.3 million in proceeds from the purchase of shares through our ESPP and we used $0.7 million for payroll taxes related to stock-based compensation.  The tax payments related to restricted stock awards.

We used $0.9 million in cash for financing activities during the three months ended March 31, 2018. We used $1.0 million for cash dividends paid in February 2018. We received $0.4 million in proceeds from the purchase of shares through our ESPP and we used $0.3 million for payroll taxes related to stock-based compensation. The tax payments related to restricted stock awards.

Off-Balance Sheet Arrangements

None

Contractual Obligations and Commercial Commitments

We had purchase obligations of $10.0 million and $10.8 million at March 31, 2019 and December 31, 2018, respectively, for the purchase of inventory, as well as for other goods and services in the ordinary course of business.  Balances for purchases currently recognized as liabilities on the balance sheet are excluded.

We had a liability of $0.7 million related to income tax uncertainties at March 31, 2019 and December 31, 2018.  We do not know the timing of the settlement of this liability.

Critical Accounting Policies and Estimates

We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of the 2018 Form 10-K.  There have been no material changes in any of our critical accounting policies since December 31, 2018.  See Note 1 to the Condensed Consolidated Financial Statements for discussion of recent accounting pronouncements and see Note 10 to the Condensed Consolidated Financial Statements for information related to implementation of the new lease accounting standard.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2018 Form 10-K (Item 7A).  As of May 10, 2019, there have been no material changes in this information.

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

In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer has identified that there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Beginning January 1, 2019, we adopted ASC 842 “Leases”.  It is expected to have an immaterial impact on our ongoing net income; however, we implemented changes to our processes related to lease recognition and related internal controls.  These changes included the development of new procedures related to the determination of lease classification, ongoing contract review requirements, and gathering of information to comply with disclosure requirements.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business.  All such matters are subject to many uncertainties and outcomes that are not predictable with assurance.  In our opinion, as of March 31, 2019, there were no claims or litigation pending that would be reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A: Risk Factors

See our 2018 Form 10-K (Item 7A).  As of May 10, 2019, there have been no material changes in this information except for an update based on conducting business in foreign countries:

Conducting business in foreign countries involves additional financial, operating, and regulatory risks.

A substantial portion of our manufacturing activities are conducted in China.  There are a number of risks inherent in doing business in foreign countries, including: (i) fluctuations in the value of the U.S. dollar relative to other currencies, and in particular the impact of a re-valuation of the Chinese Yuan; (ii) impact of tariffs or trade wars among the countries in which we do business; (iii) difficulties in repatriation of earnings; (iv) disruption to our supply chain, including our ability to import materials and export products;  (v) nationalist sentiment creating advantages for our competitors in their home countries; (vi) impact of labor unrest; (vii) unexpected legal or regulatory changes, particularly changes to environmental, labor or manufacturing regulations; (vii) lack of sufficient protection for intellectual property rights; (viii) difficulties in recruiting and retaining personnel and managing international operations; (ix) less developed infrastructure; and (x) other unfavorable political or economic factors which could include nationalization of the wireless communications or related industries.  If we are unable to manage successfully these and other risks pertaining to our international activities, our operating results, cash flows and financial position could be materially and adversely affected.

All of our employees in Tianjin, China are represented by a labor union, and our employees in Beijing, China are represented by a separate labor union pursuant to the requirements of China’s National Labor Law. These two labor unions do not have collective bargaining rights.  We are in the process of transitioning several product lines from our Tianjin facility to additional contract manufacturers in China and elsewhere throughout 2019 and 2020.  The transition of manufacturing will result in a reduction of a significant portion of our workforce in Tianjin, China.  We are currently negotiating severance arrangements for these workers.

In the third quarter 2018, the Office of the United States Trade Representative imposed duties on certain Chinese imports containing industrially significant technologies, including certain PCTEL antenna and antenna components, and there are additional tariffs under review.  Tariffs impact the gross margin that we earn on sales of its products and have necessitated price increases. Furthermore, political uncertainty surrounding international trade disputes and protectionist measures may have a negative effect on customer confidence and spending.  We will continue to monitor and adjust prices as necessary and as market conditions permit.   The impact of the tariffs on our future revenue and profitability is uncertain.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

In January 2019, the Company entered into an eleven-year lease with FP Gateway 270 for 21,030 square feet of office space in Clarksburg, Maryland for our test and measurement product line.  This new office lease will replace the leased office in Germantown, Maryland.  The total lease obligations pursuant to the new lease agreement is approximately $5.4 million with a commencement date of January 1, 2020 and termination date of February 28, 2031.

Item 6: Exhibits

Exhibit No.	Description

10.1***

Lease Agreement between FP Gateway 270, LLC (Landlord) and PCTEL, Inc. (Tenant) (incorporated by reference to Exhibit 10.14 to the Form 10-K, File No. 000-27115, filed by the Company with the SEC on March 18, 2019)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

*  filed herewith

** furnished herewith

     *** incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.,
a Delaware corporation

/s/ David A. Neumann
David A. Neumann
Chief Executive Officer

Date: May 10, 2019

/s/ Kevin J. McGowan
Kevin J. McGowan
Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2019