Form 10-Q
period 2019-06-30
PC TEL INC
filed 2019-08-09
CIK 1057083

‘s offio

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, the registrant had 18,487,726 shares of common stock, $0.001 par value per share, outstanding.

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2019

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$4,066	$4,329
Short-term investment securities	32,694	30,870
Accounts receivable, net of allowances of $99 and $63 at June 30, 2019 and December 31, 2018, respectively	16,108	15,864
Inventories, net	13,140	12,848
Prepaid expenses and other assets	1,412	1,416
Total current assets	67,420	65,327

Property and equipment, net	11,536	12,138
Goodwill	3,332	3,332
Intangible assets, net	574	1,029
Other noncurrent assets	1,291	45
TOTAL ASSETS	$84,153	$81,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,881	$6,083
Accrued liabilities	7,384	5,801
Total current liabilities	13,265	11,884
Long-term liabilities	759	381
Total liabilities	14,024	12,265
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,417,701 and 18,271,249 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	18	18
Additional paid-in capital	133,753	133,859
Accumulated deficit	(63,431)	(64,055)
Accumulated other comprehensive loss	(211)	(216)
Total stockholders’ equity	70,129	69,606
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$84,153	$81,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

REVENUES	$23,499	$21,582	$44,090	$43,313
COST OF REVENUES	12,805	13,783	24,737	27,650
GROSS PROFIT	10,694	7,799	19,353	15,663
OPERATING EXPENSES:
Research and development	3,006	3,053	6,009	5,993
Sales and marketing	3,097	3,075	5,895	6,102
General and administrative	3,914	3,149	7,167	6,143
Amortization of intangible assets	48	124	122	248
Total operating expenses	10,065	9,401	19,193	18,486
OPERATING INCOME (LOSS)	629	(1,602)	160	(2,823)
Other income, net	320	209	481	260
INCOME (LOSS) BEFORE INCOME TAXES	949	(1,393)	641	(2,563)
Expense (benefit) for income taxes	8	(167)	17	(479)
NET INCOME (LOSS)	$941	$(1,226)	$624	$(2,084)

Net Income (Loss) per Share:
Basic	$0.05	$(0.07)	$0.04	$(0.12)
Diluted	$0.05	$(0.07)	$0.03	$(0.12)

Weighted Average Shares:
Basic	17,828	17,142	17,725	17,099
Diluted	17,934	17,142	17,916	17,099

Cash dividend per share	$0.055	$0.055	$0.110	$0.110

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

NET INCOME (LOSS)	$941	$(1,226)	$624	$(2,084)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(148)	(348)	5	(104)

COMPREHENSIVE INCOME (LOSS)	$793	$(1,574)	$629	$(2,188)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated	Total
		Additional		Other	Stockholders'
	Common	Paid-In	Retained	Comprehensive	Equity of
	Stock	Capital	Deficit	Income (Loss)	PCTEL, Inc.

BALANCE at MARCH 31, 2019	$18	$133,320	$(64,372)	$(63)	$68,903
Stock-based compensation expense	0	1,446	0	0	1,446
Dividends paid ($0.055 per share)	0	(1,013)	0	0	(1,013)
Net income	0	0	941	0	941
Change in cumulative translation adjustment, net	0	0	0	(148)	(148)
BALANCE at JUNE 30, 2019	$18	$133,753	$(63,431)	$(211)	$70,129

BALANCE at MARCH 31, 2018	$18	$134,253	$(52,024)	$298	$82,545
Stock-based compensation expense	0	1,118	0	0	1,118
Dividends paid ($0.055 per share)	0	(1,004)	0	0	(1,004)
Net loss	0	0	(1,226)	0	(1,226)
Change in cumulative translation adjustment, net	0	0	0	(348)	(348)
BALANCE at JUNE 30, 2018	$18	$134,367	$(53,250)	$(50)	$81,085

BALANCE at DECEMBER 31, 2018	$18	$133,859	$(64,055)	$(216)	$69,606
Stock-based compensation expense	0	2,328	0	0	2,328
Issuance of shares for stock purchase plans	0	338	0	0	338
Cancellation of shares for payment of withholding tax	0	(743)	0	0	(743)
Dividends paid ($0.110 per share)	0	(2,029)	0	0	(2,029)
Net income	0	0	624	0	624
Change in cumulative translation adjustment, net	0	0	0	5	5
BALANCE at JUNE 30, 2019	$18	$133,753	$(63,431)	$(211)	$70,129

BALANCE at DECEMBER 31, 2017	$18	$134,505	$(51,258)	$54	$83,319
Cumulative-effect adjustment resulting from adoption of ASU 2016-16	0	0	92	0	92
BALANCE at JANUARY 1, 2018	18	134,505	(51,166)	54	83,411
Stock-based compensation expense	0	1,786	0	0	1,786
Issuance of shares for stock purchase plans	0	364	0	0	364
Cancellation of shares for payment of withholding tax	0	(289)	0	0	(289)
Dividends paid ($0.110 per share)	0	(1,999)	0	0	(1,999)
Net loss	0	0	(2,084)	0	(2,084)
Change in cumulative translation adjustment, net	0	0	0	(104)	(104)
BALANCE at JUNE 30, 2018	$18	$134,367	$(53,250)	$(50)	$81,085

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
.	2019	2018

Operating Activities:
Net income (loss)	$624	$(2,084)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,425	1,381
Intangible asset amortization	455	581
Stock-based compensation	2,328	1,786
Loss on disposal of property and equipment	30	(5)
Restructuring costs	(14)	(20)
Bad debt provision	11	124
Deferred tax provision	0	(390)
Changes in operating assets and liabilities:
Accounts receivable	(234)	473
Inventories	(268)	(813)
Prepaid expenses and other assets	354	330
Accounts payable	(231)	2,743
Income taxes payable	(46)	(38)
Other accrued liabilities	675	(2,107)
Deferred revenue	(40)	16
Net cash provided by operating activities	5,069	1,977
Investing Activities:
Capital expenditures	(986)	(1,519)
Proceeds from disposal of property and equipment	0	14
Purchases of investments	(26,823)	(22,712)
Redemptions/maturities of short-term investments	24,999	26,307
Net cash (used in) provided by investing activities	(2,810)	2,090
Financing Activities:
Proceeds from issuance of common stock	338	364
Payment of withholding tax on stock-based compensation	(743)	(289)
Principle payments on finance leases	(52)	(57)
Cash dividends	(2,029)	(1,999)
Net cash used in financing activities	(2,486)	(1,981)

Net (decrease) increase in cash and cash equivalents	(227)	2,086
Effect of exchange rate changes on cash	(36)	(42)
Cash and cash equivalents, beginning of period	4,329	5,559
Cash and Cash Equivalents, End of Period	$4,066	$7,603

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

Nature of Operations

PCTEL, Inc. (“PCTEL”, the “Company”, “we”, “ours”, and “us”) delivers Performance Critical TELecom technology solutions to the wireless industry. PCTEL is a leading global supplier of wireless network antenna and testing solutions. PCTEL designs and manufactures precision antennas and provides test and measurement products that improve the performance of wireless networks globally. PCTEL products address three market segments: Enterprise Wireless, Intelligent Transportation, and Industrial Internet of Things (“IoT”).  PCTEL antennas are deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in network equipment and devices for the Industrial IoT. PCTEL test tools improve the performance of wireless networks globally. Mobile operators, neutral hosts, and network equipment manufacturers rely on PCTEL to analyze, design, and optimize next generation wireless networks.

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

Test and Measurement Products

PCTEL provides RF test and measurement tools that improve the performance of wireless networks globally, with a focus on LTE, public safety, and emerging 5G technologies. Network operators, neutral hosts, and equipment manufacturers rely on our scanning receivers and testing solutions to analyze, design, and optimize next generation wireless networks. Revenue growth in this market is driven by the implementation and roll out of new wireless technology standards (i.e. 3G to 4G, 4G to 5G). Consistent with our mission to solve complex network engineering problems and in order to compete effectively in the RF test and measurement market, PCTEL maintains expertise in the following areas: radio frequency engineering, digital signal process (“DSP”) engineering, wireless network engineering, mechanical engineering, manufacturing, and product quality and testing. The Company’s test equipment is sold directly to wireless carriers or to OEMs who integrate its products into their solutions which are then sold to wireless carriers. Competitors for the Company’s test tool products include OEMs such as Anritsu, Berkley Varitronics, Digital Receiver Technology, and Rohde and Schwarz.

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

The Company includes revenues and gross profit for the two major product lines (antenna products and test and measurement products) because each product line has a significantly different gross profit profile. In order to understand the Company’s financial results, it is necessary to understand the impact on gross profit of the revenue mix between them.

Basis of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the condensed consolidated balance sheets for the period ended June 30, 2019 and December 31, 2018, and the condensed consolidated statements of operations, statements of comprehensive loss, the condensed consolidated statements of stockholders’ equity and statements of cash flows for the three and six months ended June 30, 2019 and 2018, respectively. The interim condensed consolidated financial statements are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The condensed consolidated balance sheet as of December 31, 2018 is derived from the audited financial statements as of December 31, 2018.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The significant accounting policies followed by the Company are set forth in the 2018 Form 10-K.  There were no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2019.  See Note 10 related to Leases for additional disclosures related to the implementation of ASU 2016-02 (“Topic 842”).  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2018 Form 10-K.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2018 Form 10-K.  The results of operations for the period ended June 30, 2019 may not be indicative of the results for the period ending December 31, 2019.

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally.  The functional currency for the Company’s foreign operations is predominantly the applicable local currency.  Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive loss, a separate component of stockholders’ equity.  Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statements of operations.  Net foreign exchange gains resulting from foreign currency transactions included in other income, net was $85 and $60 for the three months ended June 30, 2019 and 2018, respectively.   Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net was $28 and $(9) for the six months ended June 30, 2019 and 2018, respectively.

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic Income (Loss) Per Share computation:
Numerator:
Net income (loss)	$941	$(1,226)	$624	$(2,084)
Denominator:
Common shares outstanding	17,828	17,142	17,725	17,099
Net income (loss) per common share - basic
Net income (loss)	$0.05	$(0.07)	$0.04	$(0.12)
Diluted Income (Loss) Per Share computation:
Denominator:
Common shares outstanding	17,828	17,142	17,725	17,099
Performance related awards	75	*	111	*
Restricted shares subject to vesting	31	*	80	*
Common stock option grants	0	*	0	*
Total shares	17,934	17,142	17,916	17,099
Income (loss) per common share - diluted
Net income (loss)	$0.05	$(0.07)	$0.03	$(0.12)

*

As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 412,000 and 600,000 for the three and six months ended June 30, 2018, respectively, were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consisted of the following:

	June 30,	December 31,
	2019	2018
Cash	$3,588	$1,485
Cash equivalents	$478	2,844
Short-term investments	$32,694	30,870
Total	$36,760	$35,199

Cash and Cash Equivalents

At June 30, 2019 and December 31, 2018, cash and cash equivalents included bank balances and investments with original maturities less than 90 days.  At June 30, 2019 and December 31, 2018, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand.  The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities.  The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).  The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

The Company had $1.5 million and $0.8 million of cash and cash equivalents in foreign bank accounts at June 30, 2019 and December 31, 2018, respectively.  The Company’s cash in its foreign bank accounts is not insured.  Within the cash in foreign bank accounts, the Company had cash of $1.5 million and $0.6 million in China bank accounts at June 30, 2019 and December 31, 2018, respectively.  As of June 30, 2019, the Company has no intentions of repatriating the cash in its foreign bank accounts in China.  If the Company decides to repatriate the cash in the foreign bank accounts, it may have trouble in doing so in a timely manner.  The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.  The Company completed the closure of its Israeli subsidiary during the fourth quarter of 2018.  The Company repatriated the subsidiary’s remaining cash of $0.2 million during the second quarter of 2019.  The foreign currency exchange impact related to the repatriation of these funds did not have a material impact on the financial statements.

Investments

At June 30, 2019 and December 31, 2018, the Company’s short-term investments consisted of U.S. government agency bonds, A or higher rated corporate bonds, and certificates of deposit. All the investments at June 30, 2019 and December 31, 2018 were classified as held-to-maturity.  The bonds have original maturities greater than 90 days and mature in less than one year.  The Company’s bond investments are recorded at the purchase price and carried at amortized cost.

Cash equivalents and investments were as follows at June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Corporate bonds	$0	$0	$0	$0	$0	$1,156	$0	$1,156
Certificates of deposit	400	0	0	400	0	0	0	0
Money market funds	78	0	0	78	1,688	0	0	1,688
Total Cash Equivalents	$478	$0	$0	$478	$1,688	$1,156	$0	$2,844
Investments:
Corporate bonds	$0	$28,148	$0	$28,148	$0	$21,583	$0	$21,583
US government agency bonds	0	2,282	0	2,282	0	5,671	0	5,671
Certificates of deposit	2,264	0	0	2,264	3,616	0	0	3,616
Total Investments	$2,264	$30,430	$0	$32,694	$3,616	$27,254	$0	$30,870
Cash equivalents and Investments - book value	$2,742	$30,430	$0	$33,172	$5,304	$28,410	$0	$33,714

Cash equivalents and Investments - fair value	$2,742	$30,379	$0	$33,121	$5,304	$28,389	$0	$33,693

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value.  The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2.  For the Level 2 investments, the Company uses quoted prices of similar assets in active markets.  The fair values in the table above reflect net unrealized losses of $51 and $21 at June 30, 2019 and December 31, 2018, respectively.

5. Goodwill and Intangible Assets

Goodwill

There were no changes to the goodwill valued at $3.3 million during the three and six months ended June 30, 2019.   There were no triggering events during the quarter ended June 30, 2019.  The Company will continue to monitor goodwill for impairment going forward.

The goodwill is related to the test and measurement product line, not to the whole Company.  The test and measurement product line is a reporting unit because the Company has discrete financial information necessary to perform goodwill impairment testing for this reporting unit under the accounting guidance. The Company evaluates the goodwill based on the cash flows for the test and measurement product line. The cash flows for the test and measurement product line are only prepared for testing goodwill and were not reviewed by the Company’s CODM for business planning purposes.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to six years.  The summary of amortization expense in the consolidated statement of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$166	$166	$333	$333
Operating expenses	48	124	122	248
Total	$214	$290	$455	$581

The summary of other intangible assets, net is as follows:

	June 30, 2019			December 31, 2018
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$16,880	$16,880	$0	$16,880	$16,880	$0
Patents and technology	10,114	9,669	445	10,114	9,336	778
Trademarks and trade names	4,834	4,705	129	4,834	4,607	227
Other	2,506	2,506	0	2,506	2,482	24
Total	$34,334	$33,760	$574	$34,334	$33,305	$1,029

The $0.5 million decrease in the net book value of intangible assets at June 30, 2019 compared to December 31, 2018 relates to amortization expense for the six months ended June 30, 2019.

The assigned lives and weighted average amortization periods by intangible asset category are summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	5 years	5.0
Patents and technology	5 to 6 years	5.1
Trademarks and trade names	5 to 6 years	5.6
Other	1 to 6 years	3.0

The Company’s intangible amortization is scheduled through February 2020.  The amortization expense for 2019 and 2020 is as follows:

Fiscal Year	Amount
2019	$885
2020	$144

6. Balance Sheet Information

Accounts Receivable

Accounts receivable are recorded at invoiced amounts with standard net terms that range between 30 and 90 days.  The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required.  The Company maintains an allowance for estimated uncollectible accounts receivable.  The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable.  The Company’s allowance for doubtful accounts was $0.1 million at June 30, 2019 and at December 31, 2018.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out method of costing.  Inventories as of June 30, 2019 and December 31, 2018 were composed of raw materials, sub-assemblies, work-in-process and finished goods.  The Company had consigned inventory with customers of $0.2 million and $0.9 million at June 30, 2019 and December 31, 2018, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on our identification of inventory where the carrying value is above net realizable value.  The allowance for inventory losses was $3.2 million at June 30, 2019 and $3.3 million at December 31, 2018.

Inventories consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$6,737	$7,023
Work-in-process	1,277	1,388
Finished goods	5,126	4,437
Inventories, net	$13,140	$12,848

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

Property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Building	$6,389	$6,351
Computers and office equipment	10,671	10,963
Manufacturing and test equipment	14,234	13,573
Furniture and fixtures	1,327	1,318
Leasehold improvements	1,530	1,529
Motor vehicles	20	20
Total property and equipment	34,171	33,754
Less: Accumulated depreciation and amortization	(24,405)	(23,386)
Land	1,770	1,770
Property and equipment, net	$11,536	$12,138

Depreciation and amortization expense was approximately $0.7 million for the three months ended June 30, 2019 and 2018, respectively.   Depreciation and amortization expense was approximately $1.4 million for the six months ended June 30, 2019 and 2018, respectively. Amortization for finance leases is included in depreciation and amortization expense.  See Note 10 for information related to finance leases.

Liabilities

Accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Payroll, bonuses, and other employee benefits	$2,376	$1,409
Inventory receipts	1,602	1,396
Paid time off	1,021	936
Short-term obligations under operating leases	696	0
Warranties	389	339
Employee stock purchase plan	357	343
Real estate taxes	143	148
Professional fees and contractors	130	346
Customer refunds for estimated returns	129	154
Deferred revenues	109	149
Income and sales taxes	107	186
Short-term obligations under finance leases	68	91
Other	257	304
Total	$7,384	$5,801

Long-term liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Finance leases	$102	$132
Operating leases	471	0
Deferred Rent	0	87
Other	186	162
Total	$759	$381

7. Stock-Based Compensation

The condensed consolidated statements of operations include $1.4 million and $1.1 million of stock compensation expense for the three months ended June 30, 2019 and 2018, respectively.  The condensed consolidated statements of operations include $2.3 million and $1.8 million of stock compensation expense for the six months ended June 30, 2019 and 2018, respectively.  The Company accounts for forfeitures as they occur.

The stock-based compensation expense by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service-based awards	$890	$1,102	$1,470	$1,674
Performance-based awards - short-term incentive plan	440	(41)	$629	0
Performance-based awards - long-term incentive plan	57	0	$114	0
Stock option and employee purchase plans	59	57	115	112
Total	$1,446	$1,118	$2,328	$1,786

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$102	$92	$205	$180
Research and development	177	159	349	297
Sales and marketing	183	157	363	288
General and administrative	984	710	1,411	1,021
Total	$1,446	$1,118	$2,328	$1,786

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

The following table summarizes service-based restricted stock activity for the six months ended June 30, 2019:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Awards - December 31, 2018	838,967	$6.21
Shares awarded	190,159	5.25
Shares vested	(405,888)	6.26
Shares cancelled	(7,676)	6.45
Unvested Restricted Stock Awards - June 30, 2019	615,562	$5.88

The intrinsic value of service-based restricted shares that vested during the three months ended June 30, 2019 was $8.  The intrinsic value of service-based restricted shares that vested during the six months ended June 30, 2019 and 2018 was $2.1 million and $0.8 million, respectively.  No service-based restricted shares vested during the three months ended June 30, 2018.

At June 30, 2019, total unrecognized compensation expense related to restricted stock was approximately $2.5 million to be recognized through 2022 over a weighted average period of 1.4 years.

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

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2019:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Units - December 31, 2018	18,638	$5.66
Units awarded	2,700	5.27
Units vested/Shares awarded	(5,721)	5.67
Unvested Restricted Stock Units - June 30, 2019	15,617	$5.48

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the six months ended June 30, 2019 and 2018 was $30 and $29, respectively.  No service-based restricted stock units vested during the three months ended June 30, 2019 or 2018.

As of June 30, 2019, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $42 , to be recognized through 2022 over a weighted average period of 1.1 years.

Stock Options

The Company grants stock options to purchase common stock primarily to certain new employees.  The exercise price of the stock options is no less than the fair value of the Company’s stock on the grant date.  Outstanding  stock options have either a seven-year or ten-year life and generally vest over a period of four years, 25% after one year, and ratably on a monthly basis thereafter.  Stock options may be exercised at any time prior to their expiration date or within 180 days of termination of employment, or such shorter time as may be provided in the related stock option agreement.

A summary of the Company’s stock option activity for the six months ended June 30, 2019 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2018	423,534	$7.15
Options cancelled/expired	(102,262)	7.16
Outstanding at June 30, 2019	321,272	$7.14
Exercisable at June 30, 2019	317,217	$7.16

The range of exercise prices for options outstanding and exercisable at June 30, 2019, was $5.00 to $8.32.  The following table summarizes information about stock options outstanding under all stock option plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00 - $ 7.15	19,126	2.70	$6.03	15,071	$6.12
$ 7.16	195,041	0.75	7.16	195,041	7.16
$ 7.22	93,605	0.76	7.22	93,605	7.22
$ 7.23 - $ 8.32	13,500	1.65	7.84	13,500	7.84
$ 5.00 - $ 8.32	321,272	0.91	$7.14	317,217	$7.16

The weighted average contractual life and intrinsic value of options outstanding and options exercisable at June 30, 2019, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	0.91	$0
Options Exercisable	0.86	$0

The intrinsic value is based on the share price of $4.43 at June 30, 2019.

There were no stock options granted during the six months ended June 30, 2019.  For outstanding stock options, the Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the employee stock options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life.

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

As of June 30, 2019, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $2, to be recognized through 2021 over a weighted average period of 1.1 years.

Performance-Based Equity Awards

In February 2019, the Company’s Board of Directors approved the 2019 Long-Term Incentive Plan (“2019 LTIP”).  Under the 2019 LTIP, shares of the Company’s stock can be earned by certain executives and key managers based on achievement of a three-year revenue growth target with a penalty if a certain adjusted EBITDA level is not maintained.  At target, the aggregate number of shares that can be earned is 171,437.  If the Company achieves less than the target growth over the performance period, the participant will receive fewer shares than the target award, determined on a straight-line basis.  If the Company, achieves greater than the target growth, the participant will receive more shares than the target award on an accelerated basis.  The maximum number of aggregate shares that may be issued under the 2019 LTIP is 300,015 as of June 30, 2019.  During the three months and six months ended June 30, 2019, the shares that can be earned at target and the maximum shares that can be earned declined by 2,680 and 4,690, respectively due to employee terminations.

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

Board of Director Equity Awards

The Company grants equity awards under the PCTEL, Inc. Stock Plan (the “Stock Plan”) to members of its Board of Directors as an annual retainer and for committee service. These awards are shares of the Company’s stock that vest upon issuance. New directors receive a one-time grant that vests over three years. For the three months and six months ended June 30, 2019, the Company issued 79,918 shares of the Company’s stock with a fair value of $0.4 million for the director’s annual retainer and for committee service. For the three months and six months ended June 30, 2018, the Company issued 60,988 shares of the Company’s stock with a fair value of $0.4 million for the directors’ annual retainer and for committee service.

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes.  For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority.  For withholding taxes related to stock awards, the Company paid $0.7 million and $0.3 million during the six months ended June 30, 2019 and 2018, respectively.

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

The Company’s contributions to retirement plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
PCTEL, Inc. 401(k) profit sharing plan – US employees	$162	$163	$318	$365
Defined contribution plans – foreign employees	112	134	245	262
Total	$274	$297	$563	$627

9. Commitments and Contingencies

Colorado Restructuring

During the first quarter 2016, the Company exited from its Colorado office in order to consolidate facility space and recorded restructuring expense for the remaining obligations under the lease, net of proceeds for a sublease.  The Company signed a sublease for the office space in the second quarter 2017.  The obligation for the Colorado lease was retained by the Company.   At June 30, 2019, the lease obligation for the Colorado office was $158 and the lease term ends in October 2020.  At June 30, 2019, the payments due for the sublease was $95.

The following table summarizes the restructuring activity during the six months ended June 30, 2019 and the status of the reserves at June 30, 2019:

Lease
Terminations
Balance at December 31, 2018	$77
Payments for lease	(70)
Payments received for sublease	56
Balance at June 30, 2019	$63

The restructuring liability is recorded on the balance sheet at June 30, 2019 and December 31, 2018 as follows:

	June 30, 2019	December 31, 2018

Accrued liabilities	$43	$33
Long-term liabilities	20	44
Total	$63	$77

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The refund liability related to estimated sales returns was $0.1 million at June 30, 2019 and $0.2 million at December 31, 2018, respectively, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.

The Company offers repair and replacement warranties of up to five years for certain antenna products and scanning receiver products.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends.  The warranty reserve was $0.4 million at June 30, 2019 and 2018, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the warranty activity during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Beginning balance	$339	$382
Provisions for warranties	163	65
Consumption of reserves	(113)	(46)
Ending balance	$389	$401

10. Leases

The Company adopted Topic 842 as of January 1, 2019, using the transition method per ASU No. 2018-11, wherein entities are allowed to apply the new leases standard at the adoption date.  Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. Adoption of ASC 842 resulted in an increase to total assets of $1.5 million and to liabilities of $1.6 million due to the recording of operating lease right-of-use assets ("ROU") and operating lease liabilities.  Finance leases were not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding ROU assets were already recorded in the balance sheet under the previous guidance, ASC 840. The adoption did not materially impact the Company’s consolidated statements of operations or cash flows.

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

The Company's lease cost for the six months ended June 30, 2019 included the following components:

	Three Months ended June 30, 2019	Six Months ended June 30, 2019
Operating lease costs	$216	$435
Short-term lease costs	21	51
Amortization of finance lease assets	27	53
Interest on finance lease liabilities	2	4
Total lease cost	$266	$543

The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases recorded on the balance sheet as of June 30, 2019:

Year	Operating Leases	Finance Leases
2019	$482	$41
2020	328	61
2021	104	48
2022	106	23
2023	108	7
Thereafter	127	0
Total minimum payments required	1,255	180
Less: amount representing interest	88	10
Present value of net minimum lease payments	$1,167	$170
Less: Current maturities of lease obligations	(696)	(68)
Long-Term lease obligations	$471	$102

The weighted average remaining lease terms and discount rates for all the Company’s operating and finance leases were as follows as of June 30, 2019:

June 30, 2019
Weighted-average remaining lease term - finance leases	2.8 years
Weighted-average remaining lease term - operating leases	3.1 years
Weighted-average discount rate - finance leases	4%
Weighted-average discount rate - operating leases	5%

The table below presents supplemental cash flow information related to leases during the six months ended June 30, 2019:

June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$470
Operating cash flows for finance leases	$4
Financing cash flows for finance leases	$52

The following table summarizes the classification of ROU assets and lease liabilities as of June 30, 2019:

Leases	Consolidated Balance Sheet Classification	June 30, 2019
Assets:
Operating right-of-use assets	Other noncurrent assets	$1,092
Finance right-of-use assets	Other noncurrent assets	164
Total leased assets		$1,256
Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$696
Finance lease liabilities	Accrued liabilities	68
Noncurrent
Operating lease liabilities	Long-term liabilities	471
Finance lease liabilities	Long-term liabilities	102
Total lease liabilities		$1,337

In January 2019, the Company entered into an eleven-year lease for 21,030 square feet of office space in Clarksburg, Maryland for the Company’s test and measurement product line.  The new office lease will replace the leased office in Germantown, Maryland.  The total undiscounted lease obligations pursuant to the new lease agreement is approximately $4.9 million. The lease commencement date for accounting purposes is expected to occur during the third quarter 2019 at the time in which the facility is made available for to the Company for use.  At the lease commencement date, the Company will record the lease on the consolidated balance sheet.

In accordance with the disclosure requirements for our adoption of ASU 2016-02, the Company is presenting the operating lease commitments table under ASC 840 as of December 31, 2018. The following table is unchanged from the disclosure in Note 7 in the 2018 Form 10-K:

Year	Amount
2019	$1,176
2020	518
2021	145
2022	146
2023	131
Thereafter	137
Future minimum lease payments	$2,253

11. Income Taxes

The Company recorded income tax expense of $17 for the six months ended June 30, 2019 and an income tax benefit of $0.5 million for the six months ended June 30, 2018.  The expense recorded for the six months ended June 30, 2019 was lower than the statutory rate of 21% because the Company has a full valuation allowance on its deferred tax assets related to federal, foreign, and state jurisdictions.  The income tax benefit recorded for the six months ended June 30, 2018 was higher than the statutory rate of 21% due to permanent differences and estimated research credits.

 The Company’s gross deferred tax assets consist of federal and state net operating losses (“NOLs”), credits, and timing differences and are virtually all related to United States jurisdictions.  The Company’s federal NOLs generated in 2019 and 2018 have an infinite life, and the Company’s NOLs and credits generated as of December 31, 2017 have a finite life primarily based on the 20-year carry forward of federal net operating losses.  The timing differences have a ratable reversal pattern over 12 years.  On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s full valuation allowance against its deferred tax assets was $14.5 million at June 30, 2019 and December 31, 2018.  At December 31, 2018, the Company’s cumulative pre-tax loss position for the past three years and the Company’s 2018 performance versus its 2018 projections were considered significant negative evidence which were difficult to overcome on a “more likely than not” standard through objectively verifiable data. The Company recorded a pre-tax income for the six months ended June 30, 2019 but nevertheless the cumulative three-year pre-tax loss remained negative as of June 30, 2019.  While the Company believes its financial outlook remains positive, under the accounting standards objective verifiable evidence will have greater weight than subjective evidence such as the Company’s projections for future growth.  The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

The Company’s gross unrecognized tax benefit was $0.7 million at June 30, 2019 and at December 31, 2018.

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

12. Product Line, Customer and Geographic Information

The following tables are the product line revenues and gross profits for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019
	Antenna Products	Test & Measurement	Corporate	Total
Revenues	$16,014	$7,526	$(41)	$23,499
Gross Profit	$5,569	$5,112	$13	$10,694
Gross Profit %	34.8%	67.9%	NA	45.5%

	Six Months Ended June 30, 2019
	Antenna Products	Test & Measurement	Corporate	Total
Revenues	$31,102	$13,062	$(74)	$44,090
Gross Profit	$10,430	$8,898	$25	$19,353
Gross Profit %	33.5%	68.1%	NA	43.9%

	Three Months Ended June 30, 2018
	Antenna Products	Test & Measurement	Corporate	Total

Revenues	$17,478	$4,135	$(31)	$21,582
Gross Profit	$5,031	$2,755	$13	$7,799
Gross Profit %	28.8%	66.6%	NA	36.1%

	Six Months Ended June 30, 2018
	Antenna Products	Test & Measurement	Corporate	Total
Revenues	$35,243	$8,134	$(64)	$43,313
Gross Profit	$10,229	$5,426	$8	$15,663
Gross Profit %	29.0%	66.7%	NA	36.2%

The Company’s revenue from customers by geographic location, as a percent of total revenues, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2019	2018	2019	2018
Asia Pacific	11%	18%	11%	17%
Europe, Middle East, & Africa	12%	11%	13%	10%
Other Americas	2%	4%	3%	4%
Total Foreign sales	25%	33%	27%	31%

The following table represents the customers that accounted for 10% or more of revenues during the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2019	2018	2019	2018
Customer A	15%	5%	10%	5%
Customer B	4%	11%	4%	10%

The following table represents the customers that accounted for 10% or more of total trade accounts receivable at June 30, 2019 and December 31, 2018.

Trade Accounts Receivable	June 30, 2019	December 31, 2018
Customer A	22%	9%
Customer C	11%	13%

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

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability was $0.1 million and $0.2 million at June 30, 2019 and December 31, 2018, respectively, and is included within accrued liabilities in the accompanying condensed consolidated balance sheets.  The Company records an asset based on historical experience for the amount of product it expects to return to inventory as a result of customer returns, which is recorded in inventories in the accompanying condensed consolidated balance sheets.  The product return asset was $0.1 million at June 30, 2019 and December 31, 2018.

There were no contract assets at June 30, 2019 or December 31, 2018.  The Company records contract liabilities for deferred revenue and customer prepayments.  Contract liabilities are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.  The contract liability was $0.3 million and $0.2 million at June 30, 2019 and December 31, 2018, respectively.  The Company recognized revenue of $0.1 million during the six months ended June 30, 2019 and June 30, 2018, respectively, related to contract liabilities at the beginning of the period.

14. Subsequent Events

The Company evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded and/or disclosed in the Company’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the SEC.  Other than the event described below, there were no other subsequent events or transactions that required recognition or disclosure in the unaudited interim condensed consolidated financial statements.

On August 7, 2019 the Board of Directors approved a transition plan for the Company’s China manufacturing operations.  In order to optimize the cost structure of the antenna product line and increase our competitiveness, the Company will transition high-volume manufacturing from their Tianjin facility to contract manufacturers in China and elsewhere.  The Company expects the transition to be substantially completed by the end of our 2020 fiscal year (the “Transition Period”) and expects to recognize cumulative pre-tax charges of approximately $1.0 million consisting of severance and other transition costs.  It is expected that a total of approximately 140 positions, or approximately 35% of the Company’s full-time global workforce, will be eliminated over the course of the Transition Period.  Approximately $0.9 million of severance costs will be paid in cash. Other non-cash costs associated with the transition to contract manufacturers include fixed asset dispositions estimated to be $0.1 million.  The Company anticipates that these charges will be recognized as restructuring expenses during the third and fourth quarters of 2019.  The Company expects the cash payments for employee separation costs to be made during the second half of 2019 and the first half of 2020.

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

Overview

Our second quarter 2019 revenues were $23.5 million and increased by $1.9 million or 8.9% compared to revenues of $21.6 million for the same period in 2018.  Second quarter 2019 revenues increased by $3.4 million or 82.0% to $7.5 million for the test and measurement product line compared to the second quarter 2018 and decreased by $1.5 million or 8.4% to $16.0 million for the antenna product line.  Revenues decreased for the antenna product line due to lower revenues with enterprise Wi-Fi applications and small cell antennas.  Revenues increased for the test and measurement product line due to increased sales of 5G products.  The gross profit of $10.7 million, increased by $2.9 million compared to the same period in 2018 due to both a higher product mix of test and measurement product line revenues and an increase in the gross margin percentage for antenna products.  Primarily based on higher gross profit margins, we recorded an operating income of $0.6 million for the three months ended June 30, 2019 compared to an operating loss of $1.6 million during the second quarter 2018.

Revenues for the six months ended June 30, 2019 were $44.1 million, an increase of $0.8 million, or 1.8% compared to the same period in 2018.  Revenues increased for the test and measurement product line by $4.9 million or 60.6% compared to the same period in 2018 and decreased for the antenna product line during the six months ended June 30, 2019 by $4.1 million or 11.7% due to lower revenues with enterprise Wi-Fi applications and small cell antennas.  Revenues increased for the test and measurement product line due to sales of 5G products.  The gross profit of $19.4 million increased by $3.7 million compared to gross profit for the same period in 2018, due to a higher product mix of test and measurement product revenues and due to an increase in the gross margin percentage for antenna products.  Because of higher gross profit margins, we recorded an operating income of $0.2 million for the six months ended June 30, 2019 as compared to an operating loss of $2.8 million for the same period in 2018.

Description of Business

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

PCTEL’s test and measurement product line provides test tools that improve the performance of wireless networks globally with a focus on LTE, public safety, and emerging 5G technologies. Network operators, neutral hosts, and equipment manufacturers rely on our scanning receivers and testing solutions to analyze, design, and optimize next generation networks. Revenue growth is driven by the implementation and roll out of new wireless technology standards (i.e. 3G to 4G, 4G to 5G). Consistent with our mission to solve complex network engineering problems and in order to compete effectively in the radio frequency (“RF”) test and measurement market, PCTEL maintains expertise in the following areas: radio frequency engineering, digital signal process engineering, wireless network engineering, mechanical engineering, manufacturing, and product quality and testing.

Our test and measurement products are sold directly to wireless carriers or to OEM providers who integrate our products into their solutions which are then sold to wireless carriers. Competitors for PCTEL’s test tool products include OEMs such as Anritsu, Berkley Varitronics, Digital Receiver Technology, and Rohde and Schwarz.

Recent Developments

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

Tianjin Transition Plan

On August 7, 2019 the Board of Directors approved a transition plan for our China manufacturing operations.  In order to optimize the cost structure of the antenna product line and increase our competitiveness, we will transition high-volume manufacturing from our Tianjin facility to contract manufacturers in China and elsewhere.  We expect the transition to be substantially completed by the end of our 2020 fiscal year (the “Transition Period”) and we expect to recognize cumulative pre-tax charges of approximately $1.0 million consisting of severance and other transition costs.  It is expected that a total of approximately 140 positions, or approximately 35% of the Company’s full-time global workforce, will be eliminated over the course of the Transition Period.  Approximately $0.9 million of severance costs will be paid in cash. Other non-cash costs associated with the transition to contract manufacturers include fixed asset dispositions estimated to be $0.1 million.  We anticipate that these charges will be recognized as restructuring expenses during the third and fourth quarters of 2019.  We expect the cash payments for employee separation costs to be made during the second half of 2019 and the first half of 2020.

Results of Operations

Three and Six Months Ended June 30, 2019 and 2018

(in thousands)

Revenues by Product Line

	Three Months Ended June 30,
	2019	2018	$ Change	% Change

Antenna Products	$16,014	$17,478	$(1,464)	-8.4%
Test and Measurement Products	7,526	4,135	3,391	82.0%
Corporate	(41)	(31)	(10)	not meaningful
Total	$23,499	$21,582	$1,917	8.9%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change

Antenna Products	$31,102	$35,243	$(4,141)	-11.7%
Test and Measurement Products	13,062	8,134	4,928	60.6%
Corporate	(74)	(64)	(10)	not meaningful
Total	$44,090	$43,313	$777	1.8%

Revenues increased 8.9% for the three months ended June 30, 2019 compared to the same period in 2018 and 1.8% for the six months ended June 30, 2019.  For the three months and six months ended June 30, 2019, the decrease in revenues for the antenna product line of 8.4% and 11.7%, compared to the same periods in 2018, was due to lower sales for small cell antennas and for enterprise Wi-Fi applications.  Revenues for the test and measurement product line increased 82.0% and 60.6% for the three and six months ended June 30, 2019 compared to the same periods in 2018 due to sales of test equipment in connection with early deployments of 5G infrastructure in the U.S., Europe and Asia.

Gross Profit by Product Line

	Three Months Ended June 30,
	2019	% of Revenues	2018	% of Revenues

Antenna Products	$5,569	34.8%	$5,031	28.8%
Test and Measurement Products	5,112	67.9%	2,755	66.6%
Corporate	13	not meaningful	13	not meaningful
Total	$10,694	45.5%	$7,799	36.1%

	Six Months Ended June 30,
	2019	% of Revenues	2018	% of Revenues

Antenna Products	$10,430	33.5%	$10,229	29.0%
Test and Measurement Products	8,898	68.1%	5,426	66.7%
Corporate	25	not meaningful	8	not meaningful
Total	$19,353	43.9%	$15,663	36.2%

The gross profit percentage increased by 9.4% and 7.7% for the three and six months ended June 30, 2019 compared to the same periods in 2018 because of a higher ratio of revenues from test and measurement products and because of higher gross profits for antenna products.  Higher margin test and measurement products comprised 32.0% of the revenues in the second quarter 2019 compared to 19.2% of the revenues in the same period in 2018 and comprised 29.6% of the revenues in the six months ended June 30, 2019 compared to 18.8% for the same period in 2018.  The gross profit percentage for the antenna product line increased by 6.0% and 4.5% for the three and six months ended June 30, 2019 compared to the same periods in 2018 due to more favorable product mix and due to cost reductions.

Consolidated Operating Expenses

	Three Months Ended June 30,		Three Months Ended June 30,	% of Revenues
	2019	Change	2018	2019	2018
Research and development	$3,006	$(47)	$3,053	12.8%	14.1%
Sales and marketing	3,097	22	3,075	13.2%	14.2%
General and administrative	3,914	765	3,149	16.7%	14.6%
Amortization of intangible assets	48	(76)	124	0.2%	0.6%
Total	$10,065	$664	$9,401	42.9%	43.5%

	Six Months Ended June 30,		Six Months Ended June 30,	% of Revenues
	2019	Change	2018	2019	2018
Research and development	$6,009	$16	$5,993	13.6%	13.8%
Sales and marketing	5,895	(207)	6,102	13.4%	14.1%
General and administrative	7,167	1,024	6,143	16.3%	14.2%
Amortization of intangible assets	122	(126)	248	0.3%	0.6%
Total	$19,193	$707	$18,486	43.6%	42.7%

Research and Development

Research and development expenses were approximately the same for the three and six months ended June 30, 2019 compared to the same periods in 2018.  Spending on investments for 5G test and measurement equipment and for wireless products development for Industrial IoT offset the impact of cost reductions from 2018.

Sales and Marketing

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses were approximately the same for the three months ended June 30, 2019 compared to the same period in 2018 and decreased $0.2 million for the six months ended June 30, 2019 compared to the same period in 2018.  For the six months ended June 30, 2019, higher corporate marketing expenses offset lower expenses for sales headcount in North America.

General and Administrative

General and administrative expenses include costs associated with the general management, finance, human resources, IT, legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses increased by $0.8 million for the three months ended June 30, 2019 compared to the same period in 2018 as cash-based incentive compensation expense increased $0.4 million, equity-based compensation expense increased $0.3 million and other corporate expenses increased by $0.1 million.  General and administrative expenses increased by $1.1 million for the six months ended June  30, 2019 compared to the same period in 2018 as cash-based incentive compensation expense increased by $0.6 million, equity-based compensation expense increased by $0.4 million and corporate expenses increased by $0.3 million, offsetting $0.2 million in reductions in executive management related to the Reorganization in 2018.

Amortization of Intangible Assets

Amortization expense within operating expenses was lower by approximately $0.1 million for the three and six months ended June 30, 2019 compared to the same periods in 2018 because certain intangible assets became fully amortized during 2018 and the first quarter 2019.

Stock-based compensation expense

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$102	$92	$205	$180
Research and development	177	159	349	297
Sales and marketing	183	157	363	288
General and administrative	984	710	1,411	1,021
Total	$1,446	$1,118	$2,328	$1,786

Stock compensation expense was higher by $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to expense accrued for our short-term incentive plan (“2019 STIP”).  Under the 2019 STIP, certain executive and managers will be paid 50% in cash and 50% in shares of the Company’s stock.  The incentive awards for all other participants under the 2019 STIP will be 100% in cash.

Other Income, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income	$228	$145	$451	$263
Foreign exchange gains	$85	60	$28	(9)
Other, net	7	4	2	6
Total	$320	$209	$481	$260
Percentage of revenues	1.4%	1.0%	1.1%	0.6%

Other income, net consists of interest income, foreign exchange losses, and interest expense.  Interest income from short-term investment securities increased during the three and six months ended June 30, 2019 compared to the prior year periods, primarily due to higher average interest rates.

Expense (Benefit) for Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Expense (Benefit) for income taxes	$8	$(167)	$17	$(479)
Effective tax rate	0.8%	12.0%	2.7%	18.7%

We recorded income tax expense of $17 for the six months ended June 30, 2019, and an income tax benefit of $0.5 million for the six months ended June 30, 2018.  The tax expense for the six months ended June 30, 2019 was lower than the statutory rate of 21% by approximately 20%, because we maintain a full valuation allowance on our deferred tax assets.  The tax benefit recorded for the six months ended June 30, 2018 was higher than the statutory rate by approximately 5% due to permanent differences and estimated research credits.

We maintain a full valuation allowance on our deferred tax assets due to uncertainties regarding realization.  Virtually all of our deferred tax assets relate to the United States tax jurisdiction.  On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance.  Such evaluations involve the application of significant judgment. We considered multiple factors in our evaluation of the need for a valuation allowance. The full valuation allowance against our deferred tax assets was $14.5 million at June 30, 2019 and December 31, 2018.  At December 31, 2018, our cumulative loss position for the past three years and our 2018 performance versus our 2018 projections were considered significant negative evidence which was difficult to overcome on a “more likely than not” standard through objectively verifiable data.  We recorded positive pre-tax income for the six months ended June 30, 2019, but nevertherless recorded cumulative three-year pre-tax losses as of June 30, 2019.  While we believe our financial outlook remains positive, under the accounting standards, objective verifiable evidence will have greater weight than subjective evidence such as our projections for future growth.  The analysis that we prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction.  Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. See Note 11 to the consolidated financial statements for more information related to income taxes.

Net Income (Loss)

For the three months ended June 30, 2019 we recorded net income of $0.9 million compared to a net loss of $1.2 million for the same period in 2018, and for the six months ended June 30, 2019 we recorded net income of $0.6 million compared to a net loss of $2.1 million for the same period in 2018.  For both the three and six months ended June 30, 2019 higher gross margins as well as other income offset higher operating expenses   Gross margins increased during the three and six months ended June 30, 2019 compared to same periods in 2018 because of a higher mix of test and measurement product revenues and due to an improvement in the gross margin percentage for antenna products.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2019	2018

Net income (loss)	$624	$(2,084)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	4,235	3,457
Changes in operating assets and liabilities	210	604
Net cash provided by operating activities	$5,069	$1,977
Net cash (used in) provided by investing activities	$(2,810)	$2,090
Net cash used in financing activities	$(2,486)	$(1,981)
Net (decrease) increase in cash	$(227)	$2,086

	June 30,	December 31,
	2019	2018
Cash and cash equivalents at the end of period	$4,066	$4,329
Short-term investments at the end of period	$32,694	$30,870
Working capital at the end of period	$54,155	$53,443

Overview

Our primary source of liquidity is cash provided by operations, with short-term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities.  During the six months ended June 30, 2019, our balance sheet provided operating funds.  In periods of expansion, we expect to use cash from our balance sheet.

Within investing activities, capital spending historically ranges between 2.0% and 4.0% of our revenues and the primary use of capital is for manufacturing, engineering, and product development.  Our capital expenditures during the six months ended June 30, 2019 were approximately 2.2% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles.  We have a history of supplementing our organic revenue with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time.  We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

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

At June 30, 2019, our cash, cash equivalents, and investments were approximately $36.8 million, and we had working capital of $54.2 million.  Management believes that our cash and investments provide adequate liquidity and working capital to support our operations given our historic ability to generate free cash flow (cash flow from operations less capital spending) and our lack of debt.

Operating Activities:

Operating activities generated $5.1 million of cash during the six months ended June 30, 2019.  We generated $4.9 million of cash from our income statement activities and generated $0.2 million from the balance sheet.  The balance sheet generated net cash primarily because an increase in accrued liabilities offset other net uses of cash.  Accrued liabilities increased by $0.7 million primarily due to higher bonus accruals.  A reduction in prepaid expenses provided $0.4 million in cash flow primarily with amortization of annual software license agreements.  Inventories increased by $0.3 million driven by test and measurement products for 5G technologies. Accounts receivable increased by $0.2 million due to an increase in revenue for the six months ended June 30, 2019 compared to the same period in 2018.

Operating activities generated $2.0 million of cash during the six months ended June 30, 2018. We generated $1.4 million of cash from our income statement activities and generated $0.6 million of cash from our balance sheet activities. Within the balance sheet activities, we generated cash due to an increase in accounts payable of $2.7 million and net collections of accounts receivable of $0.5 million, offsetting use of cash for net payments of accrued liabilities of $2.1 million and higher inventories of $0.8 million. Accrued liabilities were lower at June 30, 2018, primarily due to the payout of $1.7 million for the 2017 short-term incentive plan. Accounts payable was higher at June 30, 2018 because we extended the payment cycle for certain vendors to match accounts receivable collections and due to the timing of purchases during the second quarter of 2018. Inventories were higher for the antenna product line in both the U.S. and China.

Investing Activities:

Our investing activities used $2.8 million of cash during the six months ended June 30, 2019.  During the six months ended June 30, 2019, redemptions and maturities of our short-term investments provided $25.0 million in funds and we rotated $26.8 million of cash into new short-term investments.  We used $1.0 million for capital expenditures during the six months ended June 30, 2019.

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

Financing Activities:

We used $2.5 million in cash for financing activities during the six months ended June 30, 2019.  We used $2.0 million for quarterly cash dividends paid in February 2019 and May 2019.  We received $0.3 million in proceeds from the purchase of shares through our ESPP and we used $0.7 million for payroll taxes related to stock-based compensation.  The tax payments related to restricted stock awards.

We used $2.0 million in cash for financing activities during the six months ended June 30, 2018. We used $2.0 million for cash dividends paid in February 2018 and May 2018. We received $0.4 million in proceeds from the purchase of shares through our ESPP and we used $0.3 million for payroll taxes related to stock-based compensation and $0.1 million on payments for capital leases. The tax payments related to our stock issued for restricted stock awards

Off-Balance Sheet Arrangements

None

Contractual Obligations and Commercial Commitments

We had purchase obligations of $10.0 million and $10.8 million at June 30, 2019 and December 31, 2018, respectively, for the purchase of inventory, as well as for other goods and services in the ordinary course of business.  Balances for purchases currently recognized as liabilities on the balance sheet are excluded.

We had a liability of $0.7 million related to income tax uncertainties at June 30, 2019 and December 31, 2018.  We do not know the timing of the settlement of this liability.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2018 Form 10-K (Item 7A).  As of August 9, 2019, there have been no material changes in this information.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business.  All such matters are subject to many uncertainties and outcomes that are not predictable with assurance.  In our opinion, as of June 30, 2019, there were no claims or litigation pending that would be reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A: Risk Factors

See our 2018 Form 10-K (Item 7A).  As of August 9, 2019, there have been no material changes in this information except for an update based on conducting business in foreign countries:

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

We have a manufacturing facility in Tianjin, China and an engineering design center in Beijing, China.  All our Tianjin, China employees are represented by a labor union, and our employees in Beijing, China are represented by a separate labor union pursuant to the requirements of China’s National Labor Law. These two labor unions do not have collective bargaining rights.  In order to optimize the cost structure of our antenna product line and increase our competitiveness, we have engaged several contract manufacturers over the last several years to manufacture certain antennas and we are in the process of transitioning the manufacturing of antenna products from our Tianjin facility to contract manufacturers in China and elsewhere.  We expect the transition to be substantially completed by the end of our 2020 fiscal year (the “Transition Period”) and we expect to recognize cumulative pre-tax charges of approximately $1.0 million consisting of severance and other transition costs.  It is expected that a total of approximately 140 positions, or approximately 35% of the Company’s entire full-time global workforce, will be eliminated over the course of the Transition Period at an aggregate cost of approximately $0.9 million. These separation costs will be paid in cash. Other non-cash costs associated with the transition to contract manufacturers include fixed asset dispositions estimated to be $0.1 million.  We anticipate that these charges will be recognized as restructuring expenses during the third and fourth quarter of 2019.  We expect to make cash payments for employee separation costs during the second half of 2019 and the first half of 2020.

We expect to retain the lease on our Tianjin facility for manufacturing of lower-volume, highly-customized antenna products and for administration of remaining China operations with a workforce of approximately 65 personnel until the end of the facility’s current lease term in October 2020, and thereafter intends to continue such manufacturing activities  to the extent that we are successful in negotiating an extension of the lease term at a reasonable cost.

In the third quarter 2018, the Office of the United States Trade Representative imposed duties on certain Chinese imports containing industrially significant technologies, including certain PCTEL antenna and antenna components, and additional tariffs may be instituted.  Tariffs impact the gross margin that we earn on sales of our products and have necessitated price increases. Furthermore, political uncertainty surrounding international trade disputes and protectionist measures may have a negative effect on customer confidence and spending.  We will continue to monitor and adjust prices as necessary and as market conditions permit.   The impact of the tariffs on our future revenue and profitability is uncertain.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.	Description

10.1***	PCTEL, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed by the Company with the SEC on June 3, 2019).
10.2***	PCTEL, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K, filed by the Company with the SEC on June 3, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted InLine XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

*  filed herewith

** furnished herewith

     *** incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.,
a Delaware corporation

/s/ David A. Neumann
David A. Neumann
Chief Executive Officer

Date: August 9, 2019

/s/ Kevin J. McGowan
Kevin J. McGowan
Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2019