Form 10-Q
period 2019-09-30
PC TEL INC
filed 2019-11-12
CIK 1057083

‘s offio

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, the registrant had 18,582,338 shares of common stock, $0.001 par value per share, outstanding.

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2019

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$5,647	$4,329
Short-term investment securities	32,419	30,870
Accounts receivable, net of allowances of $95 and $63 at September 30, 2019 and December 31, 2018, respectively	17,117	15,864
Inventories, net	13,577	12,848
Prepaid expenses and other assets	1,087	1,416
Total current assets	69,847	65,327

Property and equipment, net	11,109	12,138
Goodwill	3,332	3,332
Intangible assets, net	359	1,029
Other noncurrent assets	3,220	45
TOTAL ASSETS	$87,867	$81,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,992	$6,083
Accrued liabilities	8,427	5,801
Total current liabilities	13,419	11,884
Long-term liabilities	2,970	381
Total liabilities	16,389	12,265
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,572,493 and 18,271,249 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	19	18
Additional paid-in capital	134,034	133,859
Accumulated deficit	(62,103)	(64,055)
Accumulated other comprehensive loss	(472)	(216)
Total stockholders’ equity	71,478	69,606
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,867	$81,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

REVENUES	$23,630	$18,426	$67,720	$61,739
COST OF REVENUES	12,983	11,705	37,720	39,355
GROSS PROFIT	10,647	6,721	30,000	22,384
OPERATING EXPENSES:
Research and development	3,214	3,028	9,223	9,021
Sales and marketing	2,935	2,957	8,830	9,059
General and administrative	3,214	3,029	10,381	9,172
Amortization of intangible assets	48	85	170	333
Restructuring expenses	295	0	295	0
Total operating expenses	9,706	9,099	28,899	27,585
OPERATING INCOME (LOSS)	941	(2,378)	1,101	(5,201)
Other income, net	393	226	874	486
INCOME (LOSS) BEFORE INCOME TAXES	1,334	(2,152)	1,975	(4,715)
Expense (benefit) for income taxes	6	(482)	23	(961)
NET INCOME (LOSS)	$1,328	$(1,670)	$1,952	$(3,754)

Net Income (Loss) per Share:
Basic	$0.07	$(0.10)	$0.11	$(0.22)
Diluted	$0.07	$(0.10)	$0.11	$(0.22)

Weighted Average Shares:
Basic	17,922	17,234	17,792	17,145
Diluted	18,181	17,234	18,105	17,145

Cash dividend per share	$0.055	$0.055	$0.155	$0.155

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

NET INCOME (LOSS)	$1,328	$(1,670)	$1,952	$(3,754)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(261)	(223)	(256)	(327)

COMPREHENSIVE INCOME (LOSS)	$1,067	$(1,893)	$1,696	$(4,081)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated	Total
		Additional		Other	Stockholders'
	Common	Paid-In	Retained	Comprehensive	Equity of
	Stock	Capital	Deficit	Income (Loss)	PCTEL, Inc.

BALANCE at JUNE 30, 2019	$18	$133,753	$(63,431)	$(211)	$70,129
Stock-based compensation expense	0	918	0	0	918
Issuance of shares for stock purchase plans and stock options	1	391	0	0	392
Cancellation of shares for payment of withholding tax	0	(11)	0	0	(11)
Dividends paid ($0.055 per share)	0	(1,017)	0	0	(1,017)
Net income	0	0	1,328	0	1,328
Change in cumulative translation adjustment, net	0	0	0	(261)	(261)
BALANCE at SEPTEMBER 30, 2019	$19	$134,034	$(62,103)	$(472)	$71,478

BALANCE at JUNE 30, 2018	$18	$134,367	$(53,250)	$(50)	$81,085
Stock-based compensation expense	0	786	0	0	786
Issuance of shares for stock purchase plans	0	322	0	0	322
Cancellation of shares for payment of withholding tax	0	(12)	0	0	(12)
Dividends paid ($0.055 per share)	0	(1,008)	0	0	(1,008)
Net loss	0	0	(1,670)	0	(1,670)
Change in cumulative translation adjustment, net	0	0	0	(223)	(223)
BALANCE at SEPTEMBER 30, 2018	$18	$134,455	$(54,920)	$(273)	$79,280

BALANCE at DECEMBER 31, 2018	$18	$133,859	$(64,055)	$(216)	$69,606
Stock-based compensation expense	0	3,246	0	0	3,246
Issuance of shares for stock purchase plans and stock options	1	729	0	0	730
Cancellation of shares for payment of withholding tax	0	(754)	0	0	(754)
Dividends paid ($0.155 per share)	0	(3,046)	0	0	(3,046)
Net income	0	0	1,952	0	1,952
Change in cumulative translation adjustment, net	0	0	0	(256)	(256)
BALANCE at SEPTEMBER 30, 2019	$19	$134,034	$(62,103)	$(472)	$71,478

BALANCE at DECEMBER 31, 2017	$18	$134,505	$(51,258)	$54	$83,319
Cumulative-effect adjustment resulting from adoption of ASU 2016-16	0	0	92	0	92
BALANCE at JANUARY 1, 2018	18	134,505	(51,166)	54	83,411
Stock-based compensation expense	0	2,572	0	0	2,572
Issuance of shares for stock purchase plans	0	686	0	0	686
Cancellation of shares for payment of withholding tax	0	(301)	0	0	(301)
Dividends paid ($0.155 per share)	0	(3,007)	0	0	(3,007)
Net loss	0	0	(3,754)	0	(3,754)
Change in cumulative translation adjustment, net	0	0	0	(327)	(327)
BALANCE at SEPTEMBER 30, 2018	$18	$134,455	$(54,920)	$(273)	$79,280

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
.	2019	2018

Operating Activities:
Net income (loss)	$1,952	$(3,754)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,152	2,088
Intangible asset amortization	670	833
Stock-based compensation	3,246	2,572
Loss on disposal of property and equipment	91	11
Restructuring costs	268	(28)
Bad debt provision	(3)	248
Deferred tax provision	0	(868)
Changes in operating assets and liabilities:
Accounts receivable	(1,276)	4,968
Inventories	(838)	(173)
Prepaid expenses and other assets	902	425
Accounts payable	(1,019)	255
Income taxes payable	(40)	(39)
Other accrued liabilities	1,485	(2,395)
Deferred revenue	5	(43)
Net cash provided by operating activities	7,595	4,100
Investing Activities:
Capital expenditures	(1,366)	(2,205)
Proceeds from disposal of property and equipment	0	14
Purchases of short-term investments	(38,393)	(33,978)
Redemptions/maturities of short-term investments	36,844	34,707
Net cash used in investing activities	(2,915)	(1,462)
Financing Activities:
Proceeds from issuance of common stock	730	686
Payment of withholding tax on stock-based compensation	(754)	(301)
Principle payments on finance leases	(79)	(91)
Cash dividends	(3,046)	(3,007)
Net cash used in financing activities	(3,149)	(2,713)

Net increase (decrease) in cash and cash equivalents	1,531	(75)
Effect of exchange rate changes on cash	(213)	(107)
Cash and cash equivalents, beginning of period	4,329	5,559
Cash and Cash Equivalents, End of Period	$5,647	$5,377

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

Nature of Operations

PCTEL, Inc. (“PCTEL”, the “Company”, “we”, “ours”, and “us”) delivers Performance Critical TELecom technology solutions to the wireless industry. PCTEL is a leading global supplier of wireless network antenna and test solutions. PCTEL designs and manufactures precision antennas and provides test and measurement products that improve the performance of wireless networks globally. PCTEL products address three market segments: Enterprise Wireless, Intelligent Transportation, and Industrial Internet of Things (“IoT”).  PCTEL antennas are deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in network equipment and devices for the Industrial IoT. PCTEL test tools improve the performance of wireless networks globally. Mobile operators, neutral hosts, and network equipment manufacturers rely on PCTEL to analyze, design, and optimize next generation wireless networks.

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

Basis of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the condensed consolidated balance sheets for the period ended September 30, 2019 and December 31, 2018, and the condensed consolidated statements of operations, statements of comprehensive loss, the condensed consolidated statements of stockholders’ equity and statements of cash flows for the three and nine months ended September 30, 2019 and 2018, respectively. The interim condensed consolidated financial statements are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The condensed consolidated balance sheet as of December 31, 2018 is derived from the audited financial statements as of December 31, 2018.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The significant accounting policies followed by the Company are set forth in the 2018 Form 10-K.  There were no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2019.  See Note 10 related to Leases for additional disclosures related to the implementation of ASU 2016-02 (“Topic 842”).  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2018 Form 10-K.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2018 Form 10-K.  The results of operations for the period ended September 30, 2019 may not be indicative of the results for the period ending December 31, 2019.

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally.  The functional currency for the Company’s foreign operations is predominantly the applicable local currency.  Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive loss, a separate component of stockholders’ equity.  Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statements of operations.  Net foreign exchange gains resulting from foreign currency transactions included in other income, net was $198 and $37 for the three months ended September 30, 2019 and 2018, respectively.   Net foreign exchange gains resulting from foreign currency transactions included in other income, net was $226 and $28 for the nine months ended September 30, 2019 and 2018, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”)  2016-02, Leases (“Topic 842”), which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the statement of operations and statement of cash flows. The Company adopted this guidance on January 1, 2019.  The Company commenced its assessment of Topic 842 in the second half of 2018 and developed a project plan to guide the implementation. The Company completed this project planin which it analyzed the ASU's impact on its leases, surveyed the Company's key employees, assessed the portfolio of leases, and established a future lease process to keep the lease accounting portfolio up to date. The Company also evaluated the key policy elections and considerations under the standard and completed the internal policy documentation to address the new standard requirements.  The Company adopted this new guidance using the updated modified transition method allowed per ASU 2018-11 of Topic 842.  Upon adoption on January

1, 2019, total assets and liabilities increased due to the recording of right-of-use assets of $1.5 million and lease liabilities of $1.6 million.  See Note 10 for additional information and disclosures required by this new standard.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. This guidance will be effective for the Company on January 1, 2020. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements and related disclosures. The Company does not expect the adoption of ASU 2018-15 to have a material impact on its consolidated financial statements.

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

3. Earnings per Share

The following table is the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic Income (Loss) Per Share computation:
Numerator:
Net income (loss)	$1,328	$(1,670)	$1,952	$(3,754)
Denominator:
Common shares outstanding	17,922	17,234	17,792	17,145
Net income (loss) per common share - basic
Net income (loss)	$0.07	$(0.10)	$0.11	$(0.22)
Diluted Income (Loss) Per Share computation:
Denominator:
Common shares outstanding	17,922	17,234	17,792	17,145
Performance related awards	52	*	162	*
Restricted shares subject to vesting	206	*	150	*
Common stock option grants	1	*	1	*
Total shares	18,181	17,234	18,105	17,145
Net income (loss) per common share - diluted
Net income (loss)	$0.07	$(0.10)	$0.11	$(0.22)

*

As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 274,000 and 566,000 for the three and nine months ended September 30, 2018, respectively, were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consisted of the following:

	September 30,	December 31,
	2019	2018
Cash	$4,697	$1,485
Cash equivalents	$950	2,844
Short-term investments	$32,419	30,870
Total	$38,066	$35,199

Cash and Cash Equivalents

At September 30, 2019 and December 31, 2018, cash and cash equivalents included bank balances and investments with original maturities less than 90 days.  At September 30, 2019 and December 31, 2018, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand.  The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities.  The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).  The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

The Company had $2.8 million and $0.8 million of cash and cash equivalents in foreign bank accounts at September 30, 2019 and December 31, 2018, respectively.  The Company’s cash in its foreign bank accounts is not insured.  Within the cash in foreign bank accounts, the Company had cash of $2.8 million and $0.6 million in China bank accounts at September 30, 2019 and December 31, 2018, respectively.  As of September 30, 2019, the Company has no intentions of repatriating the cash in its foreign bank accounts in China.  If the Company decides to repatriate the cash in the foreign bank accounts, it may have trouble doing so in a timely manner.  The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.  The Company completed the closure of its Israeli subsidiary during the fourth quarter of 2018 and repatriated the subsidiary’s remaining cash of $0.2 million during the second quarter of 2019.  The foreign currency exchange impact related to the repatriation of these funds did not have a material impact on the financial statements.

Investments

At September 30, 2019 and December 31, 2018, the Company’s short-term investments consisted of U.S. government agency bonds, A or higher rated corporate bonds, and certificates of deposit. All the investments at September 30, 2019 and December 31, 2018 were classified as held-to-maturity.  The bonds have original maturities greater than 90 days and mature in less than one year.  The Company’s bond investments are recorded at the purchase price and carried at amortized cost.

Cash equivalents and investments were as follows at September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Corporate bonds	$0	$504	$0	$504	$0	$1,156	$0	$1,156
Certificates of deposit	0	0	0	$0	0	0	0	0
Money market funds	446	0	0	$446	1,688	0	0	1,688
Total Cash Equivalents	$446	$504	$0	$950	$1,688	$1,156	$0	$2,844
Investments:
Corporate bonds	$0	$27,640	$0	$27,640	$0	$21,583	$0	$21,583
US government agency bonds	0	729	0	$729	0	5,671	0	5,671
Certificates of deposit	4,050	0	0	$4,050	3,616	0	0	3,616
Total Investments	$4,050	$28,369	$0	$32,419	$3,616	$27,254	$0	$30,870
Cash equivalents and Investments - book value	$4,496	$28,873	$0	$33,369	$5,304	$28,410	$0	$33,714

Cash equivalents and Investments - fair value	$4,497	$28,842	$0	$33,339	$5,304	$28,389	$0	$33,693

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value.  The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2.  For the Level 2 investments, the Company uses quoted prices of similar assets in active markets.  The fair values in the table above reflect net unrealized losses of $29 and $21 at September 30, 2019 and December 31, 2018, respectively.

5. Goodwill and Intangible Assets

Goodwill

There were no changes to the goodwill valued at $3.3 million during the three and nine months ended September 30, 2019.   There were no triggering events during the quarter ended September 30, 2019.  The Company will continue to monitor goodwill for impairment going forward.

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

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to six years.  The summary of amortization expense in the consolidated statement of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$167	$167	$500	$500
Operating expenses	48	85	170	333
Total	$215	$252	$670	$833

The summary of other intangible assets, net is as follows:

	September 30, 2019			December 31, 2018
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$16,880	$16,880	$0	$16,880	$16,880	$0
Patents and technology	10,114	9,836	278	10,114	9,336	778
Trademarks and trade names	4,834	4,753	81	4,834	4,607	227
Other	2,506	2,506	0	2,506	2,482	24
Total	$34,334	$33,975	$359	$34,334	$33,305	$1,029

The $0.7 million decrease in the net book value of intangible assets at September 30, 2019 compared to December 31, 2018 relates to amortization expense for the nine months ended September 30, 2019.

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

6. Balance Sheet Information

Accounts Receivable

Accounts receivable are recorded at invoiced amounts with standard net terms that range between 30 and 90 days.  The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required.  The Company maintains an allowance for estimated uncollectible accounts receivable.  The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable.  The Company’s allowance for doubtful accounts was $0.1 million at September 30, 2019 and at December 31, 2018.

Inventories

Inventories are stated at the lower of cost or market and include material, labor and overhead costs using the first-in, first-out method of costing.  Inventories as of September 30, 2019 and December 31, 2018 were composed of raw materials, sub-assemblies, work-in-process and finished goods.  The Company had consigned inventory with customers of $0.2 million and $0.9 million at September 30, 2019 and December 31, 2018, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on our estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on our identification of inventory where the carrying value is above net realizable value.  The allowance for inventory losses was $3.4 million and $3.3 million at September 30, 2019 and at December 31, 2018, respectively.

Inventories consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$6,748	$7,023
Work-in-process	1,256	1,388
Finished goods	5,573	4,437
Inventories, net	$13,577	$12,848

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

Property and equipment consisted of the following:

	September 30, 2019	December 31, 2018
Building	$6,389	$6,351
Computers and office equipment	10,677	10,963
Manufacturing and test equipment	14,276	13,573
Furniture and fixtures	1,326	1,318
Leasehold improvements	1,565	1,529
Motor vehicles	20	20
Total property and equipment	34,253	33,754
Less: Accumulated depreciation and amortization	(24,914)	(23,386)
Land	1,770	1,770
Property and equipment, net	$11,109	$12,138

Depreciation and amortization expense was approximately $0.7 million for the three months ended September 30, 2019 and 2018, respectively.   Depreciation and amortization expense was approximately $2.1 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization for finance leases is included in depreciation and amortization expense.  See Note 10 for information related to finance leases.

Liabilities

Accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Payroll, bonuses, and other employee benefits	$3,091	$1,409
Inventory receipts	1,885	1,396
Paid time off	932	936
Short-term obligations under operating leases	479	0
Professional fees and contractors	435	346
Warranties	400	339
Restructuring	344	33
Deferred revenues	152	149
Income and sales taxes	147	186
Customer refunds for estimated returns	126	154
Real estate taxes	107	148
Short-term obligations under finance leases	80	91
Employee stock purchase plan	0	343
Other	249	271
Total	$8,427	$5,801

Long-term liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Finance leases	$182	$132
Operating leases	2,552	0
Deferred Rent	0	87
Other	236	162
Total	$2,970	$381

7. Stock-Based Compensation

The condensed consolidated statements of operations include $0.9 million and $0.8 million of stock compensation expense for the three months ended September 30, 2019 and 2018, respectively.  The condensed consolidated statements of operations include $3.2 million and $2.6 million of stock compensation expense for the nine months ended September 30, 2019 and 2018, respectively.  The Company accounts for forfeitures as they occur.

The stock-based compensation expense by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service-based awards	$472	$730	$1,942	$2,404
Performance-based awards - short-term incentive plan	361	0	990	0
Performance-based awards - long-term incentive plan	56	0	170	0
Stock option and employee purchase plans	29	56	144	168
Total	$918	$786	$3,246	$2,572

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$87	$(49)	$292	$131
Research and development	158	165	507	462
Sales and marketing	158	174	521	462
General and administrative	515	496	1,926	1,517
Total	$918	$786	$3,246	$2,572

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

The following table summarizes service-based restricted stock activity for the nine months ended September 30, 2019:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Awards - December 31, 2018	838,967	$6.21
Shares awarded	190,159	5.25
Shares vested	(410,013)	6.25
Shares cancelled	(12,226)	6.34
Unvested Restricted Stock Awards - September 30, 2019	606,887	$5.88

The intrinsic value of service-based restricted shares that vested during the three months ended September 30, 2019 and 2018 was $32 and $36 respectively.  The intrinsic value of service-based restricted shares that vested during the nine months ended September 30, 2019 and 2018 was $2.2 million and $0.8 million, respectively.

At September 30, 2019, total unrecognized compensation expense related to restricted stock was approximately $2.0 million to be recognized through 2022 over a weighted average period of 1.3 years.

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

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2019:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Units - December 31, 2018	18,638	$5.66
Units awarded	2,700	5.27
Units vested/Shares awarded	(5,721)	5.67
Unvested Restricted Stock Units - September 30, 2019	15,617	$5.48

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the nine months ended September 30, 2019 and 2018 was $30 and $29, respectively.  No service-based restricted stock units vested during the three months ended September 30, 2019 or 2018.

As of September 30, 2019, the unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $30 , to be recognized through 2022 over a weighted average period of 1.2 years.

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2019 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2018	423,534	$7.15
Options exercised	(500)	7.22
Options cancelled/expired	(114,929)	7.16
Outstanding at September 30, 2019	308,105	$7.14
Exercisable at September 30, 2019	304,703	$7.16

The range of exercise prices for options outstanding and exercisable at September 30, 2019, was $5.00 to $8.32.  The following table summarizes information about stock options outstanding under all stock option plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00 - $ 7.15	17,459	2.70	$6.02	14,057	$6.08
$ 7.16	185,041	0.53	7.16	185,041	7.16
$ 7.22	93,105	0.51	7.22	93,105	7.22
$ 7.23 - $ 8.32	12,500	1.52	7.86	12,500	7.86
$ 5.00 - $ 8.32	308,105	0.68	$7.14	304,703	$7.16

The weighted average contractual life and intrinsic value of options outstanding and options exercisable at September 30, 2019, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	0.68	$388
Options Exercisable	0.64	$379

The intrinsic value is based on the share price of $8.40 at September 30, 2019.

There were no stock options granted during the nine months ended September 30, 2019.  For outstanding stock options, the Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the employee stock options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life.

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

As of September 30, 2019, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $2, to be recognized through 2021 over a weighted average period of 1.1 years.

Performance-Based Equity Awards

In February 2019, the Company’s Board of Directors approved the 2019 Long-Term Incentive Plan (“2019 LTIP”).  Under the 2019 LTIP, shares of the Company’s stock can be earned by certain executives and key managers based on achievement of a three-year revenue growth target with a penalty if a certain adjusted EBITDA level is not maintained.  At target, the aggregate number of shares that can be earned is 171,437.  If the Company achieves less than the target growth over the performance period, the participant will receive fewer shares than the target award, determined on a straight-line basis.  If the Company, achieves greater than the target growth, the participant will receive more shares than the target award on an accelerated basis.  The maximum number of aggregate shares that may be issued under the 2019 LTIP is 300,015 as of September 30, 2019.  During the three and nine months ended September 30, 2019, the shares that can be earned at target and the maximum shares that can be earned declined by 2,680 and 4,690, respectively due to employee terminations.

The performance period for the 2019 LTIP is from January 1, 2019 through December 31, 2021 and the participants are required to be in service at the determination date of the award following the end of the performance period in order to receive the award.  Shares earned under the 2019 LTIP will be fully vested shares.  Stock compensation expense is amortized over the performance period for these awards based on estimated achievement of the goal.  At target, the total fair market value of the award was $0.9 million based on the share price of $5.27 on the grant date.

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

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period.  Each offering period is approximately six months.  The Company received proceeds of $0.3 million from the issuance of 95,376 shares under the ESPP in February 2019 and received proceeds of $0.4 million from the issuance of 68,212 shares under the ESPP in February 2018. The Company received proceeds of $0.4 million from the issuance of 85,483 shares under the ESPP in August 2019 and received proceeds of $0.3 million from the issuance of 88,583 shares under the ESPP in August 2018.

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

Board of Director Equity Awards

The Company grants equity awards under the PCTEL, Inc. Stock Plan (the “Stock Plan”) to members of its Board of Directors as an annual retainer and for committee service. These awards are shares of the Company’s stock that vest upon issuance. New directors receive a one-time grant that vests over three years. In June 2019, the Company issued 79,918 shares of the Company’s stock with a fair value of $0.4 million for the director’s annual retainer and for committee service. In June 2018, the Company issued 60,988 shares of the Company’s stock with a fair value of $0.4 million for the directors’ annual retainer and for committee service.

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards for the value of the statutory withholding taxes.  For each individual receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority.  For withholding taxes related to stock awards, the Company paid $0.8 million and $0.3 million during the nine months ended September 30, 2019 and 2018, respectively.

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

The Company’s contributions to retirement plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
PCTEL, Inc. 401(k) profit sharing plan - US employees	$165	$158	$484	$523
Defined contribution plans - foreign employees	111	137	356	400
Total	$276	$295	$840	$923

9. Commitments and Contingencies

China Restructuring

On August 7, 2019 the Board of Directors approved a transition plan for the Company’s China manufacturing operations.  In order to optimize the cost structure of the antenna product line and increase the Company’s competitiveness, it will transition high-volume manufacturing from its Tianjin, China facility to contract manufacturers in China and elsewhere.  The Company expects the transition to be substantially completed by the end of our 2020 fiscal year (the “Transition Period”) and it expects to recognize cumulative pre-tax charges of approximately $1.0 million consisting of severance and other transition costs.  The Company expects to eliminate approximately 140 positions, or approximately 35% of the Company’s full-time global workforce over the course of the Transition Period.  Approximately $0.9 million of severance costs will be paid in cash. Other non-cash costs associated with the transition to contract manufacturers include fixed asset dispositions estimated to be $0.1 million.  During the three months ended September 30, 2019, the Company incurred restructuring expenses of $0.3 million for employee severance and payroll related costs for 49 manufacturing employees.  The severance payments and related payroll costs for these employees were paid in October 2019.  Recognition of the remaining restructuring expense will occur as the employees are notified of their termination.

Colorado Restructuring

During the first quarter 2016, the Company exited from its Colorado office in order to consolidate facility space and recorded restructuring expense for the remaining obligations under the lease, net of proceeds for a sublease.  The Company signed a sublease for the office space in the second quarter 2017.  The obligation for the Colorado lease was retained by the Company.   At September 30, 2019, the lease obligation for the Colorado office was $125 and the lease term ends in October 2020. At September 30, 2019, the payments due for the sublease total $74.

The Company recorded $0.3 million of restructuring expense for the three and nine months ended September 30, 2019 and $0 for the three and nine months ended September 30, 2018.  The following table summarizes the restructuring activity during the nine months ended September 30, 2019 and the status of the reserves at September 30, 2019:

	China	Colorado
	Restructuring	Restructuring	Total
Balance at December 31, 2018	$0	$77	$77
Restructuring expense	295	0	$295
Foreign currency adjustment	(1)	0	$(1)
Payments made	0	(105)	$(105)
Payments received	0	79	$79
Balance at September 30, 2019	$294	$51	$345

The restructuring liability is recorded on the balance sheet at September 30, 2019 and December 31, 2018 as follows:

	September 30, 2019	December 31, 2018

Accrued liabilities	$344	$33
Long-term liabilities	1	44
Total	$345	$77

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The refund liability related to estimated sales returns was $0.1 million at September 30, 2019 and $0.2 million at December 31, 2018, respectively, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.

The Company offers repair and replacement warranties of up to five years for certain antenna products and scanning receiver products.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends.  The warranty reserve was $0.4 million at September 30, 2019 and 2018, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the warranty activity during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$339	$382
Provisions for warranties	207	65
Consumption of reserves	(146)	(46)
Ending balance	$400	$401

10. Leases

The Company adopted Topic 842 as of January 1, 2019, using the transition method per ASU No. 2018-11, wherein entities are allowed to apply the new leases standard at the adoption date.  Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC Topic 840 (“Topic 840”), Leases, and no retrospective adjustments were made to the comparative periods presented. Adoption of Topic 842 resulted in an increase to total assets of $1.5 million and to liabilities of $1.6 million due to the recording of operating lease right-of-use assets ("ROU") and operating lease liabilities.  Finance leases were not impacted by the adoption of Topic 842, as finance lease liabilities and the corresponding ROU assets were already recorded in the balance sheet under the previous guidance, Topic 840. The adoption did not materially impact the Company’s consolidated statements of operations or cash flows.

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

The Company's lease cost for the nine months ended September 30, 2019 included the following components:

	Three Months ended September 30, 2019	Nine Months ended September 30, 2019
Operating lease costs	$238	$673
Short-term lease costs	20	71
Amortization of finance lease assets	27	78
Interest on finance lease liabilities	2	6
Total lease cost	$287	$828

The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases recorded on the balance sheet as of September 30, 2019:

Year	Operating Leases	Finance Leases
2019	$228	$23
2020	305	86
2021	472	73
2022	558	48
2023	569	32
Thereafter	3,756	20
Total minimum payments required	5,888	282
Less: present value of tenant allowance	1,448	0
Less: amount representing interest	1,409	20
Present value of net minimum lease payments	3,031	262
Less: current maturities of lease obligations	(479)	(80)
Long-term lease obligations	$2,552	$182

The weighted average remaining lease terms and discount rates for all the Company’s operating and finance leases were as follows as of September 30, 2019:

September 30, 2019
Weighted-average remaining lease term - finance leases	3.77 years
Weighted-average remaining lease term - operating leases	9.01 years
Weighted-average discount rate - finance leases	4%
Weighted-average discount rate - operating leases	5%

The table below presents supplemental cash flow information related to leases during the nine months ended September 30, 2019:

September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$684
Operating cash flows for finance leases	$6
Financing cash flows for finance leases	$79

The following table summarizes the classification of ROU assets and lease liabilities as of September 30, 2019:

Leases	Consolidated Balance Sheet Classification	September 30, 2019
Assets:
Operating right-of-use assets	Other noncurrent assets	$2,931
Finance right-of-use assets	Other noncurrent assets	254
Total leased assets		$3,185
Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$479
Finance lease liabilities	Accrued liabilities	80
Noncurrent
Operating lease liabilities	Long-term liabilities	2,552
Finance lease liabilities	Long-term liabilities	182
Total lease liabilities		$3,293

In January 2019, the Company entered into an eleven-year lease ending February 28, 2031 for 21,030 square feet of office space in Clarksburg, Maryland for the Company’s test and measurement product line.  The Company will move the operations for its test and measurement product line from its Germantown, Maryland office to the new office in the first quarter 2020.   The Company recognized a present value right of use asset of $2.1 million in August 2019, which was the lease commencement date for accounting purposes.  The present value of the right of use asset reflects 14 months of rent abatement and up to $1.5 million in tenant improvement incentives in the form of cash reimbursements which the Company is expected to fully utilize.

In accordance with the disclosure requirements for our adoption of Topic 842, the Company is presenting the operating lease commitments table under Topic 840 as of December 31, 2018. The following table is unchanged from the disclosure in Note 7 in the 2018 Form 10-K:

Year	Amount
2019	$1,176
2020	518
2021	145
2022	146
2023	131
Thereafter	137
Future minimum lease payments	$2,253

11. Income Taxes

The Company recorded income tax expense of $6 and $23 for the three and nine months ended September 30, 2019, respectively.  The Company recorded an income tax benefit of $0.5 million and $1.0 million for the three and nine months ended September 30, 2018, respectively.  The expense recorded for the three and nine months ended September 30, 2019 was lower than the statutory rate of 21% because the Company has a full valuation allowance on its deferred tax assets related to federal, foreign, and state jurisdictions.  The income tax benefit recorded for the three and nine months ended September 30, 2018 was higher than the statutory rate of 21% due to permanent differences and estimated research credits.

 The Company’s gross deferred tax assets consist of federal and state net operating losses (“NOLs”), credits, and timing differences and are virtually all related to United States jurisdictions.  The Company’s federal NOLs generated in 2019 and 2018 have an infinite life, and the Company’s NOLs and credits generated as of December 31, 2017 have a finite life primarily based on the 20-year carry forward of federal net operating losses.  The timing differences have a ratable reversal pattern over 12 years.  On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. In the fourth quarter 2018, the Company recorded a full valuation allowance against its deferred tax assets.  The Company’s full valuation allowance against its deferred tax assets was $14.5 million at September 30, 2019 and December 31, 2018.  At December 31, 2018, the Company’s cumulative pre-tax loss position for the past three years and the Company’s 2018 performance versus its 2018 projections were considered significant negative evidence which were difficult to overcome on a “more likely than not” standard through objectively verifiable data. The Company recorded pre-tax income for the nine months ended September 30, 2019 but nevertheless the cumulative three-year pre-tax loss remained negative as of September 30, 2019.  While the Company believes its financial outlook remains positive, under the accounting standards objective verifiable evidence will have greater weight than subjective evidence such as the Company’s projections for future growth.  The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

The Company’s gross unrecognized tax benefit was $0.7 million at September 30, 2019 and at December 31, 2018.

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

12. Product Line, Customer and Geographic Information

The following tables are the product line revenues and gross profits for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
	Antenna Products	Test & Measurement	Corporate	Total
Revenues	$16,463	$7,240	$(73)	$23,630
Gross Profit	$5,712	$4,937	$(2)	$10,647
Gross Profit %	34.7%	68.2%	NA	45.1%

	Nine Months Ended September 30, 2019
	Antenna Products	Test & Measurement	Corporate	Total
Revenues	$47,565	$20,301	$(146)	$67,720
Gross Profit	$16,142	$13,834	$24	$30,000
Gross Profit %	33.9%	68.1%	NA	44.3%

	Three Months Ended September 30, 2018
	Antenna Products	Test & Measurement	Corporate	Total

Revenues	$14,877	$3,556	$(7)	$18,426
Gross Profit	$4,504	$2,201	$16	$6,721
Gross Profit %	30.3%	61.9%	NA	36.5%

	Nine Months Ended September 30, 2018
	Antenna Products	Test & Measurement	Corporate	Total
Revenues	$50,120	$11,691	$(72)	$61,739
Gross Profit	$14,734	$7,627	$23	$22,384
Gross Profit %	29.4%	65.2%	NA	36.3%

The Company’s revenue from customers by geographic location, as a percent of total revenues, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2019	2018	2019	2018
Europe, Middle East, & Africa	12%	13%	13%	11%
Asia Pacific	6%	17%	9%	17%
Other Americas	4%	5%	3%	4%
Total Foreign sales	22%	35%	25%	32%

There were no customers that accounted for 10% or more of revenues during the three and nine months ended September 30, 2019 and 2018.

The following table represents the customers that accounted for 10% or more of total trade accounts receivable at September 30, 2019 and December 31, 2018.

Trade Accounts Receivable	September 30, 2019	December 31, 2018
Customer A	16%	9%
Customer B	15%	13%
Customer C	12%	1%

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

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability was $0.1 million and $0.2 million at September 30, 2019 and December 31, 2018, respectively, and is included within accrued liabilities in the accompanying condensed consolidated balance sheets.  The Company records an asset based on historical experience for the amount of product it expects to return to inventory as a result of customer returns, which is recorded in inventories in the accompanying condensed consolidated balance sheets.  The product return asset was $0.1 million at September 30, 2019 and December 31, 2018.

There were no contract assets at September 30, 2019 or December 31, 2018.  The Company records contract liabilities for deferred revenue and customer prepayments.  Contract liabilities are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.  The contract liability was $0.3 million and $0.2 million at September 30, 2019 and December 31, 2018, respectively.  The Company recognized revenue of $0.1 million during the nine months ended September 30, 2019 and September 30, 2018, respectively, related to contract liabilities at the beginning of the period.

14. Subsequent Events

The Company evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded and/or disclosed in the Company’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the SEC.  Other than the event described below, there were no subsequent events or transactions that required recognition or disclosure in the unaudited interim condensed consolidated financial statements.

On November 6, 2019 the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $7.0 million of its common stock, effective immediately through the end of 2020.  Such purchases may be made from time to time at prevailing prices in the open market, by block purchases, in private transactions or otherwise.  The repurchases will be funded with cash on hand.

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

Overview

Our third quarter 2019 revenues were $23.6 million and increased by $5.2 million or 28.2% compared to revenues of $18.4 million for the same period in 2018.  Third quarter 2019 revenues increased by $3.7 million or 103.6% to $7.2 million for the test and measurement products compared to the third quarter 2018 and increased by $1.6 million or 10.7% to $16.5 million for the antenna products.  Revenues increased for the test and measurement product line primarily due to sales of 5G products for early deployment. Revenues increased for the antenna products due to higher revenues with intelligent transportation products.  The gross profit of $10.6 million, increased by $3.9 million compared to the same period in 2018 due to both a higher product mix of test and measurement product line revenues and an increase in the gross margin percentage for antenna products.  Primarily based on higher gross profit margins, we recorded an operating income of $0.9 million for the three months ended September 30, 2019 compared to an operating loss of $2.4 million during the third quarter 2018.

Revenues for the nine months ended September 30, 2019 were $67.7 million, an increase of $6.0 million, or 9.7% compared to the same period in 2018.  Test and measurement revenues increased by $8.6 million to $20.3 million compared to the same period in 2018.  Antenna product revenues decreased by $2.6 million or 5.1% to $47.6 million primarily due to lower revenues with enterprise Wi-Fi applications and small cell antennas.  Revenues increased for the test and measurement products due to sales of 5G products for early deployment.  The gross profit of $30.0 million increased by $7.6 million compared to gross profit for the same period in 2018, due to a higher product mix of test and measurement product revenues and due to an increase in the gross margin percentage for antenna products.  Because of higher gross profit margins, we recorded an operating income of $1.1 million for the nine months ended September 30, 2019 as compared to an operating loss of $5.2 million for the same period in 2018.

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

China Transition Plan

On August 7, 2019 the Board of Directors approved a transition plan for our China manufacturing operations.  In order to optimize the cost structure of the antenna product line and increase our competitiveness, we will transition high-volume manufacturing from our Tianjin facility to contract manufacturers in China and elsewhere.  We expect the transition to be substantially completed by the end of our 2020 fiscal year (the “Transition Period”) and we expect to recognize cumulative pre-tax charges of approximately $1.0 million consisting of severance and other transition costs.  It is expected that a total of approximately 140 positions, or approximately 35% of the Company’s full-time global workforce, will be eliminated over the course of the Transition Period.  Approximately $0.9 million of severance costs will be paid in cash. Other non-cash costs associated with the transition to contract manufacturers include fixed asset dispositions estimated to be $0.1 million.  During the three months ended September 30, 2019, the Company eliminated 49 positions and recorded restructuring expense of $0.3 million.

U.S. Tariffs

Beginning in the third quarter 2018, the Office of the United States Trade Representative imposed duties on certain Chinese imports containing industrially significant technologies, including certain PCTEL antenna and antenna components. Additional tariffs were instituted in September 2019.  Tariffs impact the gross margin that we earn on sales of our products and have necessitated price increases. Furthermore, political uncertainty surrounding international trade disputes and protectionist measures may have a negative effect on customer confidence and spending.  We will continue to monitor and adjust prices as necessary and as market conditions permit but we may not be able to adjust our prices enough to cover all of our tariff costs.  The impact of the tariffs on our future revenue and profitability is uncertain.  See the discussion of risks of conducting business in foreign countries, which is presented under item 1A: Risk Factors.

Results of Operations

Three and Nine Months Ended September 30, 2019 and 2018

(in thousands)

Revenues by Product Line

	Three Months Ended September 30,
	2019	2018	$ Change	% Change

Antenna Products	$16,463	$14,877	$1,586	10.7%
Test and Measurement Products	7,240	3,556	3,684	103.6%
Corporate	(73)	(7)	(66)	not meaningful
Total	$23,630	$18,426	$5,204	28.2%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change

Antenna Products	$47,565	$50,120	$(2,555)	-5.1%
Test and Measurement Products	20,301	11,691	8,610	73.6%
Corporate	(146)	(72)	(74)	not meaningful
Total	$67,720	$61,739	$5,981	9.7%

Revenues increased 28.2% and 9.7% for the three and nine months ended September 30, 2019 compared to the same periods primarily due to higher revenues for test and measurement products.  Revenues for the test and measurement product line increased 103.6% and 73.6% for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 primarily due to sales in connection with early deployments of 5G infrastructure in the U.S., Europe and Asia.  For the three months ended September 30, 2019, revenues increased for the antenna product line by 10.7%, compared to the same period in 2018, based on increased revenues for intelligent transportation systems offset lower revenues for small cell antennas and for enterprise Wi-Fi applications.  Antenna revenues declined by 5.1% for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to decreased demand for small cell antennas and for enterprise Wi-Fi applications.  The decline in revenues for small cell antennas is primarily due to lower demand from one customer, Huawei Technologies Co., Ltd. As a result of the unexpected U.S. restrictions on trading with Huawei, Huawei’s demand for our products declined because Huawei was not able to purchase other U.S. sourced components for their networks.

Gross Profit by Product Line

	Three Months Ended September 30,
	2019	% of Revenues	2018	% of Revenues

Antenna Products	$5,712	34.7%	$4,504	30.3%
Test and Measurement Products	4,937	68.2%	2,201	61.9%
Corporate	(2)	not meaningful	16	not meaningful
Total	$10,647	45.1%	$6,721	36.5%

	Nine Months Ended September 30,
	2019	% of Revenues	2018	% of Revenues

Antenna Products	$16,142	33.9%	$14,734	29.4%
Test and Measurement Products	13,834	68.1%	7,627	65.2%
Corporate	24	not meaningful	23	not meaningful
Total	$30,000	44.3%	$22,384	36.3%

The gross profit percentage increased by 8.6% and 8.0% for the three and nine months ended September 30, 2019 compared to the same periods in 2018 because of a higher ratio of revenues from test and measurement products and because of higher gross profits for antenna products.  Higher margin test and measurement products comprised 30.6% of the revenues in the third quarter 2019 compared to 19.3% of the revenues in the same period in 2018 and comprised 30.0% of the revenues in the nine months ended September 30, 2019 compared to 18.9% for the same period in 2018.  The gross profit percentage for the antenna product line increased by 4.4% and 4.5% for the three and nine months ended September 30, 2019 compared to the same periods in 2018 due to more favorable product mix and due to cost reductions.

Consolidated Operating Expenses

	Three Months Ended September 30,		Three Months Ended September 30,	% of Revenues
	2019	Change	2018	2019	2018
Research and development	$3,214	$186	$3,028	13.6%	16.4%
Sales and marketing	2,935	(22)	2,957	12.4%	16.0%
General and administrative	3,214	185	3,029	13.6%	16.4%
Amortization of intangible assets	48	(37)	85	0.2%	0.5%
Restructuring expenses	295	295	0	1.2%	0.0%
Total	$9,706	$607	$9,099	41.0%	49.3%

	Nine Months Ended September 30,		Nine Months Ended September 30,	% of Revenues
	2019	Change	2018	2019	2018
Research and development	$9,223	$202	$9,021	13.6%	14.6%
Sales and marketing	8,830	(229)	9,059	13.0%	14.7%
General and administrative	10,381	1,209	9,172	15.3%	14.9%
Amortization of intangible assets	170	(163)	333	0.3%	0.5%
Restructuring expenses	295	295	0	0.4%	0.0%
Total	$28,899	$1,314	$27,585	42.6%	44.7%

Research and Development

Research and development expenses increased $0.2 million for the three and nine months ended September 30, 2019 compared to the same periods in 2018.  The increase is primarily due to the Company’s expenditures related to development of 5G test and measurement equipment.

Sales and Marketing

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses were approximately the same for the three months ended September 30, 2019 compared to the same period in 2018 and decreased $0.2 million for the nine months ended September 30, 2019 compared to the same period in 2018.  For the nine months ended September 30, 2019, lower expenses for sales headcount in North America offset higher corporate marketing expenses.

General and Administrative

General and administrative expenses include costs associated with the general management, finance, human resources, IT, legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses decreased by $0.2 million for the three months ended September 30, 2019 compared to the same period in 2018.  General and administrative expenses increased by $1.2 million for the nine months ended September 30, 2019 compared to the same period in 2018 as cash-based incentive compensation expense increased by $0.8 million, equity-based compensation expense increased by $0.4 million and corporate expenses increased by $0.5 million, offsetting $0.5 million in reductions in executive management related to the reorganization in 2018.

Amortization of Intangible Assets

Amortization expense within operating expenses was lower for the three and nine months ended September 30, 2019 compared to the same periods in 2018 because certain intangible assets became fully amortized during 2018 and the first quarter 2019.

Restructuring expenses

During the three months ended September 30, 2019, we incurred restructuring expenses of $0.3 million.  These restructuring expenses consisted of employee severance and payroll related costs associated with the termination of 49 employees in connection with our transition of certain manufacturing activities to contract manufacturers. (See China Transition Plan on page 30 for additional details.) Upon completion of our China transition plan, we anticipate total severance costs to be approximately $0.9 million incurred by the end of the first half of 2020.

Stock-based compensation expense

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$87	$(49)	$292	$131
Research and development	158	165	507	462
Sales and marketing	158	174	521	462
General and administrative	515	496	1,926	1,517
Total	$918	$786	$3,246	$2,572

Stock compensation expense was higher by $0.1 million and $0.7 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to expense accrued for our short-term incentive plan (“2019 STIP”).  Under the 2019 STIP, certain executive and managers will be paid 50% in cash and 50% in shares of the Company’s stock.  The incentive awards for all other participants under the 2019 STIP will be 100% in cash.

Other Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income	$200	$174	$652	$438
Foreign exchange gains	$198	37	$226	28
Other, net	(5)	15	(4)	20
Total	$393	$226	$874	$486
Percentage of revenues	1.7%	1.2%	1.3%	0.8%

Other income, net consists of interest income, foreign exchange gains, and interest expense.  Interest income from short-term investment securities increased during the three and nine months ended September 30, 2019 compared to the prior year periods, primarily due to higher average interest rates.   Foreign exchange gains during the three and nine months ended September 30, 2019 were related to the fluctuations in the Chinese Yuan compared with the U.S. Dollar.

Expense (Benefit) for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Expense (Benefit) for income taxes	$6	$(482)	$23	$(961)
Effective tax rate	0.4%	22.4%	1.1%	20.4%

We recorded income tax expense of $23 for the nine months ended September 30, 2019, and an income tax benefit of $1.0 million for the nine months ended September 30, 2018.  The tax expense for the nine months ended September 30, 2019 was lower than the statutory rate of 21% by approximately 20% because we maintain a full valuation allowance on our deferred tax assets.  The tax benefit recorded for the nine months ended September 30, 2018 was higher than the statutory rate by approximately 1% due to permanent differences and estimated research credits.

In the fourth quarter of 2018, we recorded a full valuation allowance against our deferred tax assets. We maintain a full valuation allowance on our deferred tax assets due to uncertainties regarding realization of the benefits of this asset.  Virtually all of our deferred tax assets relate to the United States tax jurisdiction.  On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance.  Such evaluations involve the application of significant judgment. We considered multiple factors in our evaluation of the need for a valuation allowance. The full valuation allowance against our deferred tax assets was $14.5 million at September 30, 2019 and December 31, 2018.  At December 31, 2018, our cumulative loss position for the past three years and our 2018 performance versus our 2018 projections were considered significant negative evidence which was difficult to overcome on a “more likely than not” standard through objectively verifiable data.  We recorded positive pre-tax income for the nine months ended September 30, 2019, but nevertheless recorded cumulative three-year pre-tax losses as of September 30, 2019.  While we believe our financial outlook remains positive, under the accounting standards, objective verifiable evidence will have greater weight than subjective evidence such as our projections for future growth.  The analysis that we prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction.  Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. See Note 11 to the consolidated financial statements for more information related to income taxes.

Net Income (Loss)

For the three months ended September 30, 2019, we recorded net income of $1.3 million compared to a net loss of $1.7 million for the same period in 2018, and for the nine months ended September 30, 2019 we recorded net income of $2.0 million compared to a net loss of $3.8 million for the same period in 2018.  For both the three and nine months ended September 30, 2019, higher gross margins as well as other income offset higher operating expenses   Gross margins increased during the three and nine months ended September 30, 2019 compared to same periods in 2018 due to  a higher mix of test and measurement product revenues and an improvement in the gross margin percentage for antenna products.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2019	2018

Net income (loss)	$1,952	$(3,754)
Charges for depreciation, amortization, stock-based compensation, and other non-cash items	6,424	4,856
Changes in operating assets and liabilities	(781)	2,998
Net cash provided by operating activities	$7,595	$4,100
Net cash used in investing activities	$(2,915)	$(1,462)
Net cash used in financing activities	$(3,149)	$(2,713)
Net increase (decrease) in cash	$1,531	$(75)

	September 30,	December 31,
	2019	2018
Cash and cash equivalents at the end of period	$5,647	$4,329
Short-term investments at the end of period	$32,419	$30,870
Working capital at the end of period	$56,428	$53,443

Overview

Our primary source of liquidity is cash provided by operations, with short-term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities.  During the nine months ended September 30, 2019, our balance sheet provided operating funds.  In periods of expansion, we expect to use cash from our balance sheet.

Within investing activities, capital spending historically ranges between 2.0% and 4.0% of our revenues and the primary use of capital is for manufacturing, engineering, and product development.  Our capital expenditures during the nine months ended September 30, 2019 were approximately 2.0% of revenues. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles.  We have a history of supplementing our organic revenue with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time.  We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the Employee Stock Purchase Plan. We have historically used funds to repurchase shares of our common stock through our share repurchase programs and to issue quarterly dividends.  On November 6, 2019 the Board of Directors approved a share repurchase program pursuant to which we may repurchase up to $7.0 million of our common stock, effective immediately through the end of 2020.  Such purchases may be made from time to time at prevailing prices in the open market, by block purchases, in private transactions or otherwise.  The repurchases will be funded with cash on hand.  Whether this activity results in our being a net user of funds versus a net generator of funds is largely dependent on our stock price during any given year.

At September 30, 2019, our cash, cash equivalents, and investments were approximately $38.1 million, and we had working capital of $56.4 million.  Management believes that our cash and investments provide adequate liquidity and working capital to support our operations given our historic ability to generate free cash flow (cash flow from operations less capital spending) and our lack of debt.

Operating Activities:

Operating activities generated $7.6 million of cash during the nine months ended September 30, 2019.  We generated $8.4 million of cash from our statement of operations activities and used $0.8 million from the balance sheet.  The balance sheet used net cash as accounts receivable increased and we lowered our accounts payable balance.  Accounts receivable increased by $1.3 million due to an increase in revenue for the nine months ended September 30, 2019 compared to the same period in 2018.  Accrued liabilities increased by $1.5 million primarily due to bonus accruals for our short-term incentive plan.  Inventories increased by $0.8 million primarily driven by test and measurement equipment for 5G technologies.

Operating activities generated $4.1 million of cash during the nine months ended September 30, 2018. We generated $1.1 million of cash from our statement of operations activities and generated $3.0 million of cash from the balance sheet. Within the balance sheet, we generated cash primarily due to net collections of accounts receivable of $5.0 million, offsetting use of cash for net payments of accrued liabilities of $2.5 million. The reduction in accounts receivable during the nine months ended September 30, 2018 is because revenues for the third quarter of 2018 were $4.8 million lower compared to the fourth quarter of 2017. Accrued liabilities were lower at September 30, 2018 compared to December 31, 2017, primarily due to the payout of $1.7 million for the 2017 short-term incentive plan.

Investing Activities:

Our investing activities used $2.9 million of cash during the nine months ended September 30, 2019.  During the nine months ended September 30, 2019, redemptions and maturities of our short-term investments provided $36.8 million in funds and we rotated $38.4 million of cash into new short-term investments.  We used $1.4 million for capital expenditures during the nine months ended September 30, 2019.

Our investing activities used $1.5 million of cash during the nine months ended September 30, 2018. During the nine months ended September 30, 2018, redemptions and maturities of our short-term investments provided $34.7 million in funds and we rotated $34.0 million of cash into new short-term investments. We used $2.2 million for capital expenditures during the nine months ended September 30, 2018. Capital expenditures included engineering equipment for our new development office in Akron, Ohio.

Financing Activities:

We used $3.2 million in cash for financing activities during the nine months ended September 30, 2019.  We used $3.0 million for quarterly cash dividends paid in February, May and August 2019.  We received $0.7 million in proceeds from the purchase of shares through our ESPP and we used $0.8 million for payroll taxes related to stock-based compensation.  The tax payments related to restricted stock awards.

We used $2.7 million in cash for financing activities during the nine months ended September 30, 2018. We used $3.0 million for cash dividends paid in February, May and August 2018. We received $0.7 million in proceeds from the purchase of shares through our ESPP and we used $0.3 million for payroll taxes related to stock-based compensation and $0.1 million on payments for capital leases. The tax payments related to our stock issued for restricted stock awards.

Off-Balance Sheet Arrangements

None

Contractual Obligations and Commercial Commitments

We had purchase obligations of $8.6 million and $10.8 million at September 30, 2019 and December 31, 2018, respectively, for the purchase of inventory as well as for other goods and services in the ordinary course of business.  Balances for purchases currently recognized as liabilities on the balance sheet are excluded.

We had a liability of $0.7 million related to income tax uncertainties at September 30, 2019 and December 31, 2018.  We do not know the timing of the settlement of this liability.

Critical Accounting Policies and Estimates

We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of the 2018 Form 10-K.  There have been no material changes in any of our critical accounting policies since December 31, 2018.  See Note 1 to the Condensed Consolidated Financial Statements for discussion of recent accounting pronouncements and see Note 10 to the Condensed Consolidated Financial Statements for information related to implementation of the new lease accounting standard.  See Note 10 for details on the recognition of our Clarksburg, Maryland lease in August 2019.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2018 Form 10-K (Item 7A).  As of November 12, 2019, there have been no material changes in this information.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business.  All such matters are subject to many uncertainties and outcomes that are not predictable with assurance.  In our opinion, as of September 30, 2019, there were no claims or litigation pending that would be reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A: Risk Factors

See our 2018 Form 10-K (Item 7A). As of November 12, 2019, there have been no material changes in this information except for an update based on conducting business in foreign countries:

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

We have a manufacturing facility in Tianjin, China and an engineering design center in Beijing, China.  All our Tianjin, China employees are represented by a labor union, and our employees in Beijing, China are represented by a separate labor union pursuant to the requirements of China’s National Labor Law. These two labor unions do not have collective bargaining rights.  In order to optimize the cost structure of our antenna product line and increase our competitiveness, we have engaged several contract manufacturers over the last several years to manufacture certain antennas and we are in the process of transitioning manufacturing of antenna products from our Tianjin facility to contract manufacturers in China and elsewhere.  We expect the transition to be substantially completed by the end of our 2020 fiscal year (the “Transition Period”) and we expect to recognize cumulative pre-tax charges of approximately $1.0 million consisting of severance and other transition costs.  It is expected that a total of approximately 140 positions, or approximately 35% of the Company’s entire full-time global workforce, will be eliminated over the course of the Transition Period at an aggregate cost of approximately $0.9 million. These separation costs will be paid in cash. Other non-cash costs associated with the transition to contract manufacturers include fixed asset dispositions estimated to be $0.1 million.  We recognized restructuring expenses of $0.3 million during the third quarter ended September 30, 2019.  We anticipate that the remaining charges will be recognized as restructuring expenses during the fourth quarter of 2019 and the first half of 2020.  We expect to make cash payments for employee separation costs during the fourth quarter of 2019 and the first half of 2020.

We expect to retain the lease on our Tianjin facility for manufacturing of lower-volume, highly-customized antenna products and for administration of remaining China operations with a workforce of approximately 65 personnel until the end of the facility’s current lease term in October 2020. Thereafter we intend to continue such manufacturing activities to the extent that we are successful in negotiating an extension of the lease term at a reasonable cost.

Beginning in the third quarter 2018, the Office of the United States Trade Representative imposed duties on certain Chinese imports containing industrially significant technologies, including certain PCTEL antenna and antenna components. Additional tariffs were instituted in September 2019.  Tariffs impact the gross margin that we earn on sales of our products and have necessitated price increases. Furthermore, political uncertainty surrounding international trade disputes and protectionist measures may have a negative effect on customer confidence and spending.  We will continue to monitor and adjust prices as necessary and as market conditions permit but we may not be able to adjust our prices enough to cover all of our tariff costs.  The impact of the tariffs on our future revenue and profitability is uncertain.

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
101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted InLine XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

* filed herewith ** furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.,
a Delaware corporation

/s/ David A. Neumann
David A. Neumann
Chief Executive Officer

Date: November 12, 2019

/s/ Kevin J. McGowan
Kevin J. McGowan
Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2019