Form 10-Q
period 2020-03-31
PC TEL INC
filed 2020-05-11
CIK 1057083

‘s offio

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, the registrant had 18,580,985 shares of common stock, $0.001 par value per share, outstanding.

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2020

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$9,662	$7,094
Short-term investment securities	28,608	32,556
Accounts receivable, net of allowances of $117 and $104 at March 31, 2020 and
December 31, 2019, respectively	13,918	17,380
Inventories, net	11,133	11,935
Prepaid expenses and other assets	1,568	1,842
Total current assets	64,889	70,807

Property and equipment, net	12,130	11,985
Goodwill	3,332	3,332
Intangible assets, net	0	144
Other noncurrent assets	2,748	2,969
TOTAL ASSETS	$83,099	$89,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,984	$3,190
Accrued liabilities	5,770	9,382
Total current liabilities	9,754	12,572
Long-term liabilities	4,289	3,315
Total liabilities	14,043	15,887
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,456,149 and 18,611,289
shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	18	19
Additional paid-in capital	130,438	133,954
Accumulated deficit	(60,993)	(60,305)
Accumulated other comprehensive loss	(407)	(318)
Total stockholders’ equity	69,056	73,350
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$83,099	$89,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019

REVENUES	$17,506	$20,590
COST OF REVENUES	9,291	11,932
GROSS PROFIT	8,215	8,658
OPERATING EXPENSES:
Research and development	3,029	3,003
Sales and marketing	3,142	2,798
General and administrative	2,802	3,253
Amortization of intangible assets	33	73
Restructuring expenses	87	0
Total operating expenses	9,093	9,127
OPERATING LOSS	(878)	(469)
Other income, net	198	162
LOSS BEFORE INCOME TAXES	(680)	(307)
Expense for income taxes	8	10
NET LOSS	$(688)	$(317)

Net Loss per Share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

Weighted Average Shares:
Basic	18,207	17,617
Diluted	18,207	17,617

Cash dividend per share	$0.055	$0.055

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019

NET LOSS	$(688)	$(317)

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustments	(89)	153

COMPREHENSIVE LOSS	$(777)	$(164)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated	Total
		Additional		Other	Stockholders'
	Common	Paid-In	Retained	Comprehensive	Equity of
	Stock	Capital	Deficit	Income (Loss)	PCTEL, Inc.

BALANCE at DECEMBER 31, 2019	$19	$133,954	$(60,305)	$(318)	$73,350
Stock-based compensation expense	0	562	0	0	562
Issuance of shares for stock purchase plans and stock options	0	59	0	0	59
Cancellation of shares for payment of withholding tax	0	(1,106)	0	0	(1,106)
Repurchase of common stock	(1)	(1,999)	0	0	(2,000)
Dividends paid ($0.055 per share)	0	(1,032)	0	0	(1,032)
Net loss	0	0	(688)	0	(688)
Change in cumulative translation adjustment, net	0	0	0	(89)	(89)
BALANCE at MARCH 31, 2020	$18	$130,438	$(60,993)	$(407)	$69,056

BALANCE at DECEMBER 31, 2018	$18	$133,859	$(64,055)	$(216)	$69,606
Stock-based compensation expense	0	882	0	0	882
Issuance of shares for stock purchase plans	0	338	0	0	338
Cancellation of shares for payment of withholding tax	0	(743)	0	0	(743)
Dividends paid ($0.055 per share)	0	(1,016)	0	0	(1,016)
Net loss	0	0	(317)	0	(317)
Change in cumulative translation adjustment, net	0	0	0	153	153
BALANCE at MARCH 31, 2019	$18	$133,320	$(64,372)	$(63)	$68,903

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
.	2020	2019

Operating Activities:
Net loss	$(688)	$(317)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	748	711
Intangible asset amortization	144	240
Stock-based compensation	562	882
Loss on disposal of property and equipment	7	0
Restructuring costs	63	(3)
Bad debt provision	18	7
Changes in operating assets and liabilities:
Accounts receivable	3,432	(512)
Inventories	760	38
Prepaid expenses and other assets	470	23
Accounts payable	737	554
Income taxes payable	8	(22)
Other accrued liabilities	(2,011)	(39)
Deferred revenue	39	(23)
Net cash provided by operating activities	4,289	1,539
Investing Activities:
Capital expenditures	(1,516)	(311)
Purchases of short-term investments	(9,918)	(13,893)
Redemptions/maturities of short-term investments	13,866	14,177
Net cash provided by (used in) investing activities	2,432	(27)
Financing Activities:
Proceeds from issuance of common stock	59	338
Payment of withholding tax on stock-based compensation	(1,106)	(743)
Principle payments on finance leases	(20)	(26)
Purchase of common stock from repurchase program	(2,000)	0
Cash dividends	(1,032)	(1,016)
Net cash used in financing activities	(4,099)	(1,447)

Net increase in cash and cash equivalents	2,622	65
Effect of exchange rate changes on cash	(54)	61
Cash and cash equivalents, beginning of period	7,094	4,329
Cash and Cash Equivalents, End of Period	$9,662	$4,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data and as otherwise noted)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

Nature of Operations

PCTEL, Inc. (“PCTEL”, the “Company”, “we”, “our”, and “us”) is a leading global supplier of wireless network antenna and test solutions. PCTEL designs and manufactures precision antennas and provide test & measurement products that improve the performance of wireless networks globally. PCTEL products address three market segments: Enterprise Wireless, Intelligent Transportation, and Industrial Internet of Things (“IoT”).  PCTEL antennas are deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in network equipment and devices for the Industrial IoT. PCTEL test & measurement tools improve the performance of wireless networks globally. Mobile operators, neutral hosts, and network equipment manufacturers rely on PCTEL products to analyze, design, and optimize next generation wireless networks.

Our strength is to solve complex network engineering problems for our customers through our products and solutions. To this end, we are constantly innovating and improving antenna and wireless testing products and capabilities in order to capture the opportunities and meet the challenges of the rapidly evolving wireless industry. We focus on engineering, research and development to maintain and expand its competitiveness.

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

Test & Measurement Products

PCTEL provides radio frequency (“RF”) test & measurement tools that improve the performance of wireless networks globally, with a focus on LTE, public safety, and 5G technologies. Network operators, neutral hosts, and equipment manufacturers rely on our scanning receivers and testing solutions to analyze, design, and optimize next generation wireless networks. Revenue growth in this market is driven by the implementation and roll out of new wireless technology standards (i.e. 3G to 4G, 4G to 5G). Consistent with our mission to solve complex network engineering problems and in order to compete effectively in the RF test & measurement market, PCTEL maintains expertise in the following areas: radio frequency engineering, DSP engineering, wireless network engineering, mechanical engineering, manufacturing, and product quality and testing. Our test & measurement equipment is sold directly to wireless carriers or to OEMs who integrate our products into their solutions which are then sold to wireless carriers.

Basis of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the condensed consolidated balance sheets for the period ended March 31, 2020 and December 31, 2019, and the condensed consolidated statements of operations, statements of comprehensive loss, the condensed consolidated statements of stockholders’ equity and statements of cash flows for the three months ended March 31, 2020 and 2019, respectively. The interim condensed consolidated financial statements are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The condensed consolidated balance sheet as of December 31, 2019 is derived from the audited financial statements as of December 31, 2019.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The significant accounting policies followed by the Company are set forth in the 2019 Form 10-K.  There were no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2020.  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2019 Form 10-K.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2019 Form 10-K.  The results of operations for the period ended March 31, 2020 may not be indicative of the results for the period ending December 31, 2020.

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally.  The functional currency for the Company’s China operations is predominantly the applicable local currency.  Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive loss, a separate component of stockholders’ equity.  Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statements of operations.  Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net was $37 and $(57) for the three months ended March 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2016-02, Leases (“Topic 842”), which amended existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the statement of operations and statement of cash flows. The Company adopted Topic 842 on January 1, 2019 using the updated modified transition method.  Upon adoption on January 1, 2019, the Company recorded right-of-use assets of $1.5 million and lease liabilities of $1.6 million.  See Note 10 for additional information and disclosures required by this new standard.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. The Company adopted ASU 2016-13 on January 1, 2020 using a modified retrospective approach. Adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements but required changes to its process of estimating expected credit losses.  See Note 4 and Note 6 for further information on the Company’s allowance for credit losses.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update.  The Company adopted ASU 2018-15 on January 1, 2020, and it did not have an impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements.  The Company adopted ASU 2018-13 on January 1, 2020, and it did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies income tax accounting in various areas including, but not limited to, the accounting for hybrid tax regimes, tax implications related to business combinations, and interim period accounting for enacted changes in tax law, along with some codification improvements.  The changes related to this update are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Certain changes in the standard require retrospective or modified retrospective adoption, while other changes must be adopted prospectively.  The Company is currently evaluating ASU 2019-12 and its impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-14).  This new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge.  Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.  The changes are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted.  The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. Topic 848 is effective upon issuance and generally can be applied through December 31, 2022.  The Company is currently evaluating the impact of Topic 848 on the consolidated financial statements.

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

3. Loss per Share

The following table is the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2020	2019
Basic Loss Per Share computation:
Numerator:
Net loss	$(688)	$(317)
Denominator:
Common shares outstanding	18,207,165	17,617,009
Net loss per common share - basic
Net loss	$(0.04)	$(0.02)
Diluted Loss Per Share computation:
Denominator:
Common shares outstanding	18,207,165	17,617,009
Performance related awards	*	*
Restricted shares subject to vesting	*	*
Common stock option grants	*	*
Total shares	18,207,165	17,617,009
Net loss per common share - diluted
Net loss	$(0.04)	$(0.02)

*

As denoted by “*” in the table above, the weighted average common stock option grants and restricted shares of 136,095 and 43,070 for the three months ended March 31, 2020 and 2019, respectively, were excluded from the calculations of diluted net loss per share since their effects are anti-dilutive.

4. Cash, Cash Equivalents and Investments

The Company’s cash and investments consisted of the following:

	March 31,	December 31,
	2020	2019
Cash	$5,061	$5,604
Cash equivalents	4,601	1,490
Short-term investments	28,608	32,556
Total	$38,270	$39,650

Cash and Cash Equivalents

At March 31, 2020 and December 31, 2019, cash and cash equivalents included bank balances and investments with original maturities less than 90 days.  At March 31, 2020 and December 31, 2019, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand.  The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities.  The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).  The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

The Company had $1.6 million and $2.1 million of cash and cash equivalents in bank accounts in China at March 31, 2020 and December 31, 2019, respectively.  The Company’s cash in its China bank accounts is not insured.  As of March 31, 2020, the Company has no intentions of repatriating the cash in its foreign bank accounts in China.  If the Company decides to repatriate the cash in the China bank accounts, it may have trouble doing so in a timely manner.  The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

At March 31, 2020 and December 31, 2019, the Company’s short-term investments consisted of U.S. government agency bonds, corporate bonds with ratings of A or higher, and certificates of deposit. All the investments at March 31, 2020 and December 31, 2019 were classified as held-to-maturity.  The bonds have original maturities greater than 90 days and mature in less than one year.  The Company’s bond investments are recorded at the purchase price and carried at amortized cost.

Effective January 1, 2020, the Company adopted ASU 2016-13.  This ASU replaces the incurred loss impairment model with an expected loss impairment model for financial instruments, including short-term investments.  The amendment requires entities to consider forward-looking information to estimate expected credit losses.  Under ASU-2016-13, the Company classifies its held-to-maturity investment portfolio by the investment type and further classifies the corporate bonds by the bond ratings.  For estimating potential credit losses, the Company considers the historical loss data, the bond ratings, as well as and current and future economic conditions.  The Company did not record an estimate for credit losses upon adoption of ASU 2016-13 on January 1, 2020 or at March 31, 2020.

Cash equivalents and investments were as follows at March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Corporate bonds	$0	$0	$0	$0	$708	$708
Money market funds	4,601	0	4,601	782	0	782
Total Cash Equivalents	$4,601	$0	$4,601	$782	$708	$1,490
Investments:
Corporate bonds	$0	$25,224	$25,224	$0	$28,710	$28,710
Certificates of deposit	3,384	0	3,384	3,846	0	3,846
Total Investments	$3,384	$25,224	$28,608	$3,846	$28,710	$32,556
Cash equivalents and Investments - book value	$7,985	$25,224	$33,209	$4,628	$29,418	$34,046
Unrealized gains (losses)	$(6)	$(59)	$(65)	$1	$(11)	$(10)
Cash equivalents and Investments - fair value	$7,979	$25,165	$33,144	$4,629	$29,407	$34,036

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value.  The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2.  For the Level 2 investments, the Company uses quoted prices of similar assets in active markets.  The fair values in the table above reflect net unrealized losses of $65 and $10 at March 31, 2020 and December 31, 2019, respectively.

5. Goodwill and Intangible Assets

Goodwill

There were no changes to the goodwill valued at $3.3 million during the three months ended March 31, 2020.  The Company performs an annual impairment test of goodwill as of the end of the first month of the fourth fiscal quarter (October 31st), or at an interim date if an event occurs or if circumstances change that would indicate that an impairment loss may have been incurred. In performing the annual impairment test, the Company may consider qualitative factors that would indicate possible impairment. A quantitative fair value assessment is also performed at the reporting unit level. If the fair value exceeds the carrying value, then goodwill is not impaired, and no further testing is performed. If the carrying value exceeds the fair value, the implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment.  In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Further, the Company assessed the current market capitalization, forecasts and the amount of headroom in the 2019 impairment test.  There were no triggering events during the quarter ended March 31, 2020.  The Company will continue to monitor goodwill for impairment going forward.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to six years.  The summary of amortization expense in the condensed consolidated statement of operations is as follows:

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$111	$167
Operating expenses	33	73
Total	$144	$240

The summary of other intangible assets, net is as follows:

	March 31, 2020			December 31, 2019
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$16,880	$16,880	$0	$16,880	$16,880	$0
Patents and technology	10,114	10,114	0	10,114	10,003	111
Trademarks and trade names	4,834	4,834	0	4,834	4,801	33
Other	2,506	2,506	0	2,506	2,506	0
Total	$34,334	$34,334	$0	$34,334	$34,190	$144

The $0.1 million decrease in the net book value of intangible assets at March 31, 2020 compared to December 31, 2019 relates to amortization expense for the three months ended March 31, 2020.

The assigned lives and weighted average amortization periods by intangible asset category are summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	5 years	5.0
Patents and technology	5 to 6 years	5.1
Trademarks and trade names	5 to 6 years	5.6
Other	1 to 6 years	3.0

The Company’s intangible assets were fully amortized as of February 2020.  The amortization expense for 2020 is as follows:

Fiscal Year	Amount
2020	$144

6. Balance Sheet Information

Accounts Receivable

Accounts receivable are recorded at invoiced amounts with standard net terms that range between 30 and 90 days.  The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required.

Effective January 1, 2020, Company adopted ASU 2016-13.  This ASU replaces the incurred loss impairment model with an expected loss impairment model for financial instruments, including accounts receivable.  The amendment requires entities to consider forward-looking information to estimate expected credit losses.  The Company did not record an adjustment upon adoption of ASU 2016-13.

The Company is exposed to credit losses primarily through the sale of products. The Company’s expected loss methodology for accounts receivable is developed using historical collection experience, current and future economic market conditions, and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of accounts receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. However, the Company may experience delays with collections due to the COVID-19 pandemic. The Company’s allowance for credit losses was $0.1 million at March 31, 2020 and at December 31, 2019.

The following table summarizes the allowance for credit losses activity during the three months ended March 31, 2020:

Three months ended March 31,
2020
Balance at December 31, 2019	$104
Current period provision for credit losses	13
Balance at March 31, 2020	$117

Inventories

Inventories are stated at the lower of cost or net realizable value and include material, labor and overhead costs using the first-in, first-out method of costing.  Inventories as of March 31, 2020 and December 31, 2019 were composed of raw materials, work-in-process and finished goods.  The Company had consigned inventory with customers of $0.2 million and $0.3 million at March 31, 2020 and December 31, 2019, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on an estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on the identification of inventory where the carrying value is above net realizable value.  The allowance for inventory losses was $3.6 million and $3.4 million at March 31, 2020 and at December 31, 2019, respectively.

Inventories, net consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$6,199	$6,502
Work-in-process	1,254	913
Finished goods	3,680	4,520
Inventories, net	$11,133	$11,935

Prepaid Expenses and Other Assets

Prepaid assets are stated at cost and are amortized over the useful lives (up to one year) of the assets.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  The Company depreciates computer equipment and software licenses over three to five years, office equipment, manufacturing and test equipment, and motor vehicles over five years, furniture and fixtures over seven years, and buildings over 30 years.  Leasehold improvements are amortized over the shorter of the corresponding lease term or useful life.  Depreciation expense and gains and losses on the disposal of property and equipment are included in cost of sales and operating expenses in the condensed consolidated statements of operations.  Maintenance and repairs are expensed as incurred.

Property and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Building	$6,442	$6,389
Computers and office equipment	9,762	9,847
Manufacturing and test equipment	14,248	14,192
Furniture and fixtures	1,372	1,314
Leasehold improvements	2,743	2,850
Motor vehicles	20	20
Total property and equipment	34,587	34,612
Less: Accumulated depreciation and amortization	(24,227)	(24,397)
Land	1,770	1,770
Property and equipment, net	$12,130	$11,985

Depreciation and amortization expense were approximately $0.7 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, the company disposed of $0.8 million of fully depreciated property and equipment.   Amortization for finance leases is included in depreciation and amortization expense. See Note 10 for information related to finance leases.

Liabilities

Accrued liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Inventory receipts	$1,779	$1,431
Paid time off	992	855
Payroll and other employee benefits	631	1,605
Employee stock purchase plan	463	228
Warranties	284	444
Deferred revenues	279	241
Operating leases	222	282
Professional fees and contractors	212	246
Income and sales taxes	200	133
Real estate taxes	190	152
Restructuring	107	45
Customer refunds for estimated returns	102	147
Finance leases	75	77
Short-term incentive plan	0	2,553
Leasehold improvements	0	702
Other	234	241
Total	$5,770	$9,382

Long-term liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Operating leases	$4,019	$3,021
Finance leases	146	164
Deferred revenue	116	119
Other	8	11
Total	$4,289	$3,315

7. Stock-Based Compensation

The condensed consolidated statements of operations include $0.6 million and $0.9 million of stock compensation expense for the three months ended March 31, 2020 and 2019, respectively.  The Company accounts for forfeitures as they occur. The Company did not capitalize any stock compensation expense during the three months ended March 31, 2020, and the year ended December 31, 2019.

The stock-based compensation expense by type is as follows:

	Three Months Ended March 31,
	2020	2019
Service-based awards	$422	$580
Performance-based awards - short-term incentive plan	0	189
Performance-based awards - long-term incentive plan	78	57
Employee stock purchase plan	62	55
Stock options	0	1
Total	$562	$882

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$72	$103
Research and development	137	172
Sales and marketing	150	180
General and administrative	203	427
Total	$562	$882

The following table presents a summary of the remaining unrecognized share-based compensation expense related to outstanding share-based awards as of March 31, 2020:

Award Type	Remaining Unrecognized Compensation Expense	Weighted Average Life (Years)
Service-based awards	$2,532	1.5
Performance-based awards	$1,051	2.5
Stock options	$1	0.6

Service-Based Awards

Restricted Stock

The Company grants service-based stock awards to employees as long-term incentives.  For the annual awards granted to executives and key managers in three months ended March 31, 2020 and March 31, 2019, the awards were comprised of one-third of service-based restricted stock and two-thirds of performance-based restricted stock. When service-based restricted stock is granted, the Company records deferred stock compensation within additional paid-in capital, representing the fair value of the common stock on the date the restricted shares are granted.  The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares.

The following table summarizes service-based restricted stock activity for the three months ended March 31, 2020:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Awards - December 31, 2019	477,187	$6.11
Shares awarded	153,694	8.70
Shares vested	(233,573)	6.21
Unvested Restricted Stock Awards - March 31, 2020	397,308	$7.06

In February 2020, the Company issued to employees 153,694 service-based restricted stock awards that vest in three substantially equal annual increments commencing in 2021.  The intrinsic value of service-based restricted shares that vested during the three months ended March 31, 2020 and 2019 was $1.9 million and $2.1 million, respectively.

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

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2020:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Units - December 31, 2019	8,117	$5.83
Units awarded	4,100	8.70
Units vested/Shares awarded	(5,482)	5.80
Unvested Restricted Stock Units - March 31, 2020	6,735	$7.60

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the three months ended March 31, 2020 and 2019 was $44 and $30, respectively.

Stock Options

The Company may grant to new employees stock options to purchase common stock.  The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date.  Employee stock options are subject to installment vesting typically over a period of four years.    Stock options may be exercised at any time prior to their expiration date or within 180 days of termination of employment, or such shorter time as may be provided in the related stock option agreement.  The Company grants stock options with a seven-year life.

A summary of the Company’s stock option activity for the three months ended March 31, 2020 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2019	150,246	$7.11
Options exercised	(60,455)	7.17
Options cancelled/expired	(800)	7.22
Outstanding at March 31, 2020	88,991	$7.06
Exercisable at March 31, 2020	86,795	$7.09

During the three months ended March 31, 2020, the Company received proceeds of $0.1 million from the exercise of options for 8,100 shares and issued 10,194 shares for the exercise of 52,355 options. The intrinsic value of the options exercised was $0.1 million. There were no exercises for the three months ended March 31, 2019. The Company did not grant stock options during 2020 and 2019.

The range of exercise prices for options outstanding and exercisable at March 31, 2020, was $5.00 to $8.21.  The following table summarizes information about stock options outstanding under all stock option plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00 - $ 5.06	8,500	3.49	$5.05	7,270	$5.05
$ 6.98	2,000	4.87	6.98	1,034	6.98
$ 7.16	42,541	0.23	7.16	42,541	7.16
$ 7.22	23,950	0.04	7.22	23,950	7.22
$ 7.31 - $ 8.21	12,000	0.03	7.84	12,000	7.84
$ 5.00 - $ 8.21	88,991	0.60	$7.06	86,795	$7.09

The weighted average contractual life and intrinsic value of options outstanding and options exercisable at March 31, 2020, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	0.60	$12
Options Exercisable	0.51	$11

The intrinsic value is based on the share price of $6.65 at March 31, 2020.

There were no stock options granted during the three months ended March 31, 2020.  For outstanding stock options, the Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the employee stock options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life.

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

Performance-Based Equity Awards

Short-Term Incentive Plan

Incentive compensation earned by executives and key managers under the Company’s 2020 Short-Term Incentive Plan (“STIP”) will be settled 50% in cash and 50% in shares of the Company’s stock. The Company settled 50% of the incentive compensation earned by executives and key managers under the 2019 STIP in shares of the Company’s stock.  Shares valued at $1.2 million earned pursuant to the 2019 STIP were issued to executives and key managers during the first quarter 2020.  For the 2019 STIP, the Company issued 129,285 shares net of shares withheld for taxes.

Long-Term Incentive Plan

The Company awards performance-based awards to executives and key managers to encourage sustainable growth, consistent earnings and management retention.  Based on the fair value of the shares on the grant date, the Company records stock compensation expense over the performance period based on the estimated achievement of the award.

The following table summarizes the performance award activity:

At Target	Awards	Weighted Average Fair Value
Unvested Performance Awards - December 31, 2019	171,437	$5.27
Awards granted	145,289	8.70
Unvested Performance Awards - March 31, 2020	316,726	$6.84

The Company granted performance awards under its long-term incentive plan to executives and key managers in February 2020 (“2020 LTIP”) and in February 2019 (“2019 LTIP”).  Under the both the 2020 LTIP and 2019 LTIP, shares of the Company’s stock can be earned based on achievement of a three-year revenue growth target with a penalty if a certain adjusted EBITDA level is not maintained.  If the Company achieves less than the target growth over the performance period, the participant will receive fewer shares than the target award, determined on a straight-line basis. If the Company achieves greater than the target growth, the participant will receive more shares than the target award on an accelerated basis.  Participants are required to be in service at the determination date of the award following the end of the performance period in order to receive the award. Shares earned under the 2020 LTIP and 2019 LTIP will be fully vested shares.

The performance period for the 2020 LTIP is from January 1, 2020 through December 31, 2022.At target, the total fair market value of the award was $1.3 million based on the share price of $8.70 on the grant date.  On the award date, the aggregate number of shares that could be earned at target was 145,289 and the maximum number of aggregate shares that could be earned was 254,256.

The performance period for the 2019 LTIP is from January 1, 2019 through December 31, 2021. At target, the total fair market value of the award was $0.9 million based on the share price of $5.27 on the grant date.  On the award date, the aggregate number of shares that could be earned at target was 174,117 and the maximum number of aggregate shares that could be earned was 300,015.  During the year ended December 31, 2019, the target and maximum shares that can be earned declined by 2,680 and 4,690, respectively due to employee terminations.

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period.  Each offering period is approximately six months. In May 2019, the stockholders approved the PCTEL, Inc. 2019 Employee Stock Purchase Plan.  The 2019 ESPP changed the beginnings of the six-month offering periods to April and October from February and August.  Accordingly, no shares were issued during the three months ended March 31, 2020, but shares were issued on April 1, 2020 for the offering period ended March 31, 2020.    The Company received proceeds of $0.3 million from the issuance of 95,376 shares under the ESPP in February 2019.

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

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Employee Stock Purchase Plan
	2020	2019
Dividend yield	2.6%	4.1%
Risk-free interest rate	2.5%	2.5%
Expected volatility	38%	34%
Expected life (in years)	0.5	0.5

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

Board of Director Equity Awards

The Company grants equity awards under the PCTEL, Inc. 2019 Stock Incentive Plan (the “Stock Plan”) to members of its Board of Directors as an annual retainer and for committee service. These awards are shares of the Company’s stock that vest upon issuance. New directors receive a one-time grant that vests over three years.  No shares were issued to directors during the three months ended March 31, 2020.

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards, stock option exercises and short-term and long-term incentive plan stock awards for the value of the statutory withholding taxes.  For everyone receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority.  For withholding taxes related to stock awards, the Company paid $1.1 million and $0.7 million during the three months ended March 31, 2020 and 2019, respectively.

Stock Repurchases

On November 6, 2019 the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $7.0 million of its common stock through the end of 2020.  The Company repurchased 375,046 shares at an average price of $5.36 during the three months ended March 31, 2020.  The Company cancelled the repurchased shares. Due to uncertainties related to the COVID-19 pandemic and to protect the Company’s cash position, on April 1, 2020 the Board of Directors approved the termination of the stock repurchase program.

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

The Company’s contributions to retirement plans during the three months ended March 31, 2020 and March 31, 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
PCTEL, Inc. 401(k) profit sharing plan - US employees	$238	$156
Defined contribution plans - foreign employees	23	133
Total	$261	$289

Contributions for foreign employees were lower for the three months ended March 31, 2020 because employer contributions to Chinese government sponsored retirement programs are not required for the first six months of fiscal 2020.

9. Commitments and Contingencies

China Restructuring

On August 7, 2019 the Board of Directors approved a transition plan for the Company’s China manufacturing operations.  In order to optimize the cost structure of the antenna product line, reduce fixed costs in China and increase the Company’s competitiveness, the Company is transitioning high-volume manufacturing from its Tianjin, China facility to contract manufacturers in China and elsewhere.  The Company expects the transition to be substantially completed by the end of the 2020 fiscal year (the “Transition Period”).  The Company incurred restructuring expenses during the three months ended March 31, 2020 of $0.1 million for employee severance related to the separation of 9 employees.  The severance payments for these employees were paid in April 2020.  Commencing in the third quarter 2019 and through the first quarter 2020, the Company has separated 93 Tianjin employees and incurred total restructuring expense of $0.6 million for severance costs. During the remainder of 2020, the Company expects to reduce headcount in Tianjin by an additional 30 to 40 employees and estimates additional restructuring charges of approximately $0.3 million consisting of severance and other non-cash costs.  Severance costs are paid from the Company’s cash in its China bank accounts.

Lease Termination

In 2016, the Company exited from its Colorado office in order to consolidate facility space and in the second quarter 2017 signed a sublease for the office space.  The termination date for the lease and the sublease is October 2020. At March 31, 2020, the lease obligation for the Colorado office was $58 and the payments due for the sublease totaled $37.

The following table summarizes the restructuring activity during the three months ended March 31, 2020 and the status of the reserves at March 31, 2020:

		Lease
	Severance	Termination	Total
Balance at December 31, 2019	$12	$33	$45
Restructuring expense	87	0	$87
Payments made	(12)	(36)	$(48)
Payments received	0	24	$24
Foreign currency adjustment	(1)	0	$(1)
Balance at March 31, 2020	$86	$21	$107

The restructuring liability is recorded in accrued liabilities on the condensed consolidated balance sheet at March 31, 2020 and December 31, 2019.

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The refund liability related to estimated sales returns was $0.1 million at March 31, 2020 and December 31, 2019, respectively, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.

The Company offers repair and replacement warranties of up to five years for certain antenna products and test & measurement products.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at March 31, 2020 and $0.4 million at March 31, 2019, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the warranty activity during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Beginning balance	$444	$339
Provisions for warranties	(18)	56
Consumption of reserves	(142)	(11)
Ending balance	$284	$384

10. Leases

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

Right of Use (“ROU”) assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the net present value of fixed lease payments over the lease term. The Company's lease term is deemed to include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. ROU assets also include any advance lease payments made and exclude lease incentives. As most of the Company's operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments on a collateralized basis. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Operating fixed lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.

The Company's lease cost for the three months ended March 31, 2020 and March 31, 2019 included the following components:

	Three Months Ended March 31,
	2020	2019
Operating lease costs	$245	$219
Short-term lease costs	13	30
Variable lease costs	2	7
Amortization of finance lease assets	20	26
Interest on finance lease liabilities	2	2
Total lease cost	$282	$284

The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases recorded on the balance sheet as of March 31, 2020:

Year	Operating Leases	Finance Leases
2020	$217	$62
2021	472	73
2022	558	48
2023	569	32
2024	581	21
Thereafter	3,174	0
Total minimum payments required	5,571	236
Less: present value of tenant allowance	28	0
Less: amount representing interest	1,302	15
Present value of net minimum lease payments	4,241	221
Less: current maturities of lease obligations	(222)	(75)
Long-term lease obligations	$4,019	$146

The weighted average remaining lease terms and discount rates for all the Company’s operating and finance leases were as follows as of March 31, 2020:

March 31, 2020
Weighted-average remaining lease term - finance leases	3.4 years
Weighted-average remaining lease term - operating leases	10.1 years
Weighted-average discount rate - finance leases	4.0%
Weighted-average discount rate - operating leases	5.0%

The table below presents supplemental cash flow information related to leases during the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019
Cash paid for (received) amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$86	$236
Operating cash flows from tenant improvements incentives from operating leases	$(977)	0
Operating cash flows for finance leases	$2	2
Financing cash flows for finance leases	$20	26

The following table summarizes the classification of ROU assets and lease liabilities as of March 31, 2020 and December 31, 2019:

Leases	Consolidated Balance Sheet Classification	March 31, 2020	December 31, 2019
Assets:
Operating right-of-use assets	Other noncurrent assets	$2,496	$2,696
Finance right-of-use assets	Other noncurrent assets	213	234
Total leased assets		$2,709	$2,930
Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$222	$282
Finance lease liabilities	Accrued liabilities	75	77
Noncurrent
Operating lease liabilities	Long-term liabilities	4,019	3,021
Finance lease liabilities	Long-term liabilities	146	164
Total lease liabilities		$4,462	$3,544

In January 2019, the Company entered into an eleven-year lease ending February 28, 2031 for 21,030 square feet of office space in Clarksburg, Maryland for the Company’s test & measurement product line.  The Company moved the operations for its test & measurement product line from its Germantown, Maryland office to the new office in January 2020.   The Company recognized a

present value right of use asset of $2.1 million in August 2019, which was the lease commencement date for accounting purposes.  The present value of the right of use asset reflects 14 months of rent abatement and $1.5 million in tenant improvement incentives in the form of cash reimbursements which the Company fully utilized.

11. Income Taxes

The Company recorded income tax expense of $8 and $10 for the three months ended March 31, 2020 and 2019, respectively.   The expense recorded for the three months ended March 31, 2020 and 2019 was lower than the statutory rate of 21% because the Company has a full valuation allowance on its deferred tax assets.  The Company’s valuation allowance is due to the uncertainty regarding the utilization of the deferred tax assets.

The Company had deferred tax assets net of deferred tax liabilities of $13.5 million at March 31, 2020 and at December 31, 2019.  The deferred tax assets consisted of domestic deferred tax assets of $13.0 million and foreign deferred tax assets of $0.5 million. The Company’s gross deferred tax assets consist of federal and state net operating losses (“NOLs”), credits, and timing differences.  The Company’s federal NOLs generated in 2019 and 2018 have an infinite life, and the Company’s NOLs and credits generated as of December 31, 2017 have a finite life primarily based on the 20-year carry forward of federal net operating losses.  The timing differences have a ratable reversal pattern over 12 years.  On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance.  The Company’s full valuation allowance against its deferred tax assets was $13.5 million at March 31, 2020 and December 31, 2019.  The Company generated book and tax income during 2019 but incurred significant losses in 2018 resulting in a cumulative break-even position for the three years ended December 31, 2019.  The Company recorded a book pretax loss for the three months ended March 31, 2020.  While the COVID-19 situation adds additional difficulty with projecting future results, the Company believes its financial outlook remains positive; however, under the accounting standards objective verifiable evidence will have greater weight than subjective evidence, such as the Company’s projections for future growth.  The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s U.S. federal tax returns remain subject to examination for 2017 and subsequent periods. The Company’s U.S. state tax returns remain subject to examination for 2015 and subsequent periods.  The Company’s foreign tax returns remain subject to examination for 2011 and subsequent periods.  The Company’s gross unrecognized tax benefit was $0.8 million at March 31, 2020 and December 31, 2019, respectively.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently analyzing the impact of these changes and therefore an estimate of the impact to income taxes is not yet available.

12. Product Line, Customer and Geographic Information

Product Line Information:

The following tables are the product line revenues and gross profits for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020
	Antenna Products	Test & Measurement	Corporate	Total
Revenues	$11,460	$6,083	$(37)	$17,506
Gross Profit	$3,918	$4,297	$0	$8,215
Gross Profit %	34.2%	70.6%	NA	46.9%

	Three Months Ended March 31, 2019
	Antenna Products	Test & Measurement	Corporate	Total

Revenues	$15,088	$5,535	$(33)	$20,590
Gross Profit	$4,861	$3,785	$12	$8,658
Gross Profit %	32.2%	68.4%	NA	42.0%

Geographic Information:

The Company’s revenue from customers by geographic location, as a percent of total revenues for the three months ended March 31, 2020 and 2019, is as follows:

	Three Months Ended March 31,
Region	2020	2019
Europe, Middle East & Africa	16%	14%
Asia Pacific	10%	12%
Other Americas	2%	3%
Total Foreign sales	28%	29%

Customer Concentration:

There were no customers that accounted for 10% or more of revenues during the three months ended March 31, 2020 and 2019.

The following table represents the customers that accounted for 10% or more of total trade accounts receivable.

Trade Accounts Receivable	March 31, 2020	December 31, 2019
Customer A	15%	15%
Customer B	2%	11%

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

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability was $0.1 million  at March 31, 2020 and December 31, 2019 and is included within accrued liabilities in the accompanying condensed consolidated balance sheets.  The Company records an asset based on historical experience for the amount of product it expects to return to inventory as a result of customer returns, which is recorded in inventories in the accompanying condensed consolidated balance sheets.  The product return asset was $0.1 million at March 31, 2020 and December 31, 2019.

There were no contract assets at March 31, 2020 or December 31, 2019.  The Company records contract liabilities for deferred revenue and customer prepayments.  Contract liabilities are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.  The contract liability was $0.6 million and $0.2 million at March 31, 2020 and December 31, 2019, respectively.  The Company recognized revenue of $0.1 million during the three months ended March 31, 2020 and March 31, 2019, respectively, related to contract liabilities that existed at the beginning of the period.

14. Subsequent Events

The Company evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded and/or disclosed in the Company’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the SEC.  Other than the events described below, there were no subsequent events or transactions that required recognition or disclosure in the unaudited interim condensed consolidated financial statements.

Based on the uncertainty surrounding the COVID-19 pandemic and its impact on economic and market conditions, on April 1, 2020 the Company’s Board of Directors terminated its share repurchase program.  In connection with the termination of the share repurchase program, the Company also terminated a plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, that was in place to facilitate market repurchases.

On April 16, 2020, the Company received a $3.5 million paycheck protection program (“PPP”) loan from the Small Business Administration (“SBA”).  Based upon subsequent guidance regarding PPP loan eligibility, the Company returned the funds on April 30, 2020.

Subsequent to March 31, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic.  The Company is actively monitoring the impact, which may negatively impact its business and results of operations for the second fiscal quarter and likely beyond.  The extent to which the COVID-19 pandemic will impact the operations will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity and duration of the COVID-19 pandemic and actions by government authorities to contain the COVID-19 pandemic or treat its impact, among other factors.  See Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors for further discussion of the potential impact of the COVID-19 pandemic on the business.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2019 contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).  Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses, revenue mix and the impact on our business from the COVID-19 pandemic.  These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning.  Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  No undue reliance should be placed on these forward-looking statements.  Our actual results could differ materially from those projected in these forward-looking statements.

Overview

Since PCTEL serves critical infrastructure in markets such as 5G, enterprise wireless, public safety, utilities, fleet, and rail, we are permitted to remain open as an essential business. Nevertheless, our operations have been and continue to be adversely impacted by the COVID-19 pandemic.  Early in the first quarter 2020, our Tianjin, China facility ceased production for approximately one month and our Chinese contract manufacturers ceased production for several weeks due to the COVID-19 outbreak in China.  Production at our Tianjin facility is now operating at full capacity and the supply chain for that facility has generally recovered. Shortly after our Tianjin facility resumed production in March, the COVID-19 pandemic impacted production in our Bloomingdale, Illinois and Clarksburg, Maryland facilities.  The production facilities closed for two weeks in April; however, the production facilities have partially resumed operations with employees working on a voluntary basis to meet essential customer demand.  Although our U.S. production facilities have been operating at less than full capacity, employees whose duties permit working remotely have done so, including our executive, sales, engineering, marketing, and customer service teams. This level of production and ability to work remotely has allowed us to continue to service our essential customers and plan for our post-COVID-19 recovery.

Our foremost focus has been on the health and safety of our employees. In response to the outbreak, we established a management response team and instituted safety measures in all our facilities. In addition to adopting remote work policies, we have modified practices at our production facilities and offices to adhere to guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities with respect to social distancing, physical separation, personal protective equipment and sanitization, and have restricted the number of employees permitted in common areas at any time. All employees are currently subject to travel restrictions and access to our premises is restricted.

Due to the uncertainty regarding future customer demand, our ability to sustain our operations, and the reliability of our supply chain as the COVID-19 pandemic evolves, we are proactively managing our costs and our working capital in order to protect our financial position and maintain our workforce. Effective April 1, 2020, we reduced operating expenses through salary and director fee reductions.  We implemented a hiring freeze, eliminated non-essential travel, and reduced discretionary spending. As of March 31, 2020, we had cash and investments of $38.3 million and no debt. To preserve cash and liquidity, we are delaying non-essential capital expenditures and we suspended our stock repurchase program as of April 1, 2020.  We had an additional $5.0 million available under our stock repurchase program at the termination date. We also continue to monitor government economic stabilization efforts and expect to participate in certain legislative provisions, such as deferring payroll tax payments.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the scope, severity and duration of the pandemic, its impact on our customers and suppliers and the direct and indirect economic effects of the range of governmental reactions to the pandemic, which are uncertain and cannot be fully predicted at this time. We will continue to proactively respond to the situation.

Our first quarter 2020 revenues were $17.5 million, a decrease of 15.0% compared to $20.6 million the first quarter 2019.  By product line, revenues increased by $0.5 million (9.9%) to $6.1 million for test & measurement products and decreased by $3.6 million (24%) to $11.5 million for antenna products.  The decline in antenna revenues is driven in part by supply disruptions and customer delays resulting from the COVID-19 pandemic and includes delays in purchases from several large customers.  Gross profits of $8.2 million decreased by $0.4 million compared to first quarter 2019 as our increased gross profits for test & measurement products were offset by the negative impact of lower antenna revenues.  Operating expense of $9.1 million was approximately the same as the first quarter 2019.  Within operating expenses, higher sales and marketing expenses offset lower general and administrative expenses.  The net impact of these changes resulted in a loss before tax of $0.7 million for the three months ended March 31, 2020 compared to a loss before tax of $0.3 million for the first quarter 2019.

Description of Business

PCTEL is a leading global supplier of wireless network antennas and test solutions.

Antenna Products We design and manufacture precision antennas that improve the performance of wireless networks globally. PCTEL antennas address three market segments: Enterprise Wireless, Intelligent Transportation, and Industrial Internet of Things. PCTEL antennas are deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in network equipment and devices for the Industrial Internet of Things. Revenue growth in these markets is driven by the increased use and complexity of wireless communications. Consistent with our mission to solve complex network engineering problems and in order to compete effectively in the antenna market, PCTEL maintains expertise in the following areas: radio frequency engineering, wireless network engineering, mechanical engineering, mobile antenna design, manufacturing, and product quality and testing. We seek out product applications that command a premium for product design and performance and customer service, and we avoid commodity markets. PCTEL antennas are primarily sold to original equipment manufacturer (“OEM”) providers where they are designed into the customer’s solution. Competition in the antenna markets is fragmented. Competitors include Airgain, Amphenol, Laird, Panorama, and Taoglas.

Test & Measurement Products We provide radio frequency (“RF”) test & measurement tools that improve the performance of wireless networks globally with a focus on LTE, public safety, and 5G technologies. Network operators, neutral hosts, and equipment manufacturers rely on our test & measurement products to analyze, design, and optimize next generation wireless networks. Revenue growth is driven by the implementation and roll out of new wireless technology standards (i.e. 3G to 4G, 4G to 5G). Consistent with our mission to solve complex network engineering problems and in order to compete effectively in the RF test & measurement market, PCTEL maintains expertise in the following areas: radio frequency engineering, digital signal process engineering, wireless network engineering, mechanical engineering, manufacturing, and product quality and testing. Our test & measurement products are sold directly to wireless carriers or to OEM providers who integrate our products into their solutions which are then sold to wireless carriers. Competitors for PCTEL’s test & measurement products include OEMs such as Anritsu, Berkley Varitronics, Digital Receiver Technology, and Rohde and Schwarz.

Results of Operations

Three Months Ended March 31, 2020 and 2019

(in thousands)

Revenues by Product Line

	Three Months Ended March 31,
	2020	2019	$ Change	% Change

Antenna Products	$11,460	$15,088	$(3,628)	-24.0%
Test & Measurement Products	6,083	5,535	548	9.9%
Corporate	(37)	(33)	(4)	not meaningful
Total	$17,506	$20,590	$(3,084)	-15.0%

Revenues decreased 15.0% for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to lower revenues for the antenna product line.  Revenues for the test & measurement product line increased 9.9% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to sales related to deployments of 5G infrastructure in the U.S., Europe, and Asia.  For the three months ended March 31, 2020, revenues decreased for the antenna product line by 24.0% compared to the same period in 2019 as a result of decreased revenues generated by antennas for enterprise Wi-Fi, public safety, and small cells.  Within the enterprise wireless market segment, revenues for small cell antennas declined due to lower demand from Huawei Technologies Co., Ltd. Antenna revenues were also negatively impacted by the disruption in our supply chain and by delays in customer orders as a result of the COVID-19 pandemic.

Gross Profit by Product Line

	Three Months Ended March 31,
	2020	% of Revenues	2019	% of Revenues

Antenna Products	$3,918	34.2%	$4,861	32.2%
Test & Measurement Products	4,297	70.6%	3,785	68.4%
Corporate	0	not meaningful	12	not meaningful
Total	$8,215	46.9%	$8,658	42.0%

The gross profit percentage increased by 4.9% for the three months ended March 31, 2020 compared to the same period in 2019 due to both a higher percentage of revenues from test & measurement products and higher gross profit percentages for each of the product lines.  Higher margin test & measurement products comprised 34.7% of the revenues in the first quarter 2020 compared to 26.9% of the revenues in the same period in 2019.  The gross profit percentage for the antenna product line increased by 2.0% for the three months ended March 31, 2020 compared to the same period in 2019 due to more favorable mix within the product line and cost reductions, primarily in China.

Consolidated Operating Expenses

	Three Months Ended March 31,		Three Months Ended March 31,	% of Revenues
	2020	Change	2019	2020	2019
Research and development	$3,029	$26	$3,003	17.3%	14.6%
Sales and marketing	3,142	344	2,798	17.9%	13.6%
General and administrative	2,802	(451)	3,253	16.0%	15.8%
Amortization of intangible assets	33	(40)	73	0.2%	0.4%
Restructuring expenses	87	87	0	0.5%	0.0%
Total	$9,093	$(34)	$9,127	51.9%	44.4%

Research and development expenses were approximately the same for the three months ended March 31, 2020 compared to the same period in 2019.  During the first quarter 2020, increased spending on product development offset lower incentive compensation expenses compared to the first quarter 2019.

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses increased $0.3 million for the three months ended March 31, 2020 compared to the same period in 2019 as marketing expenses increased by $0.1 million and headcount related expenses for marketing, sales, and product management increased by $0.2 million.

General and administrative expenses include costs associated with general management, finance, human resources, IT, legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses decreased by $0.5 million for the three months ended March 31, 2020 compared to the same period in 2019 as stock compensation expenses declined by $0.2 million, cash-based incentive compensation expenses declined by $0.2 million, and legal expenses declined by $0.1 million.

Amortization of intangible assets within operating expenses was lower for the three months ended March 31, 2020 compared to the same period in 2019 as certain intangible assets became fully amortized during the first quarter 2020.  As of March 31, 2020, all intangible assets were fully amortized.

Restructuring expenses of $0.1 million consisted of employee severance and payroll related costs associated with the termination of nine employees in connection with our transition of certain manufacturing activities in our Tianjin, China facility to contract manufacturers.  We expect the transition to be substantially completed by the end of the 2020 fiscal year.  Commencing in the third quarter 2019 and through the first quarter 2020, we separated 93 Tianjin employees and incurred total restructuring expense of $0.6 million for severance costs. During the remainder of 2020, we expect to reduce headcount in Tianjin by an additional 30 to 40 employees and estimate additional restructuring charges of approximately $0.3 million consisting of severance and other non-cash expenses.

Other Income, Net

	Three Months Ended
	March 31,
	2020	2019
Interest income	$163	$223
Foreign exchange gains (losses)	$37	(57)
Other, net	(2)	(4)
Total	$198	$162
Percentage of revenues	1.1%	0.8%

Other income, net consists of interest income, foreign exchange gains (losses), and interest expense.  Interest income from short-term investment securities decreased during the three months ended March 31, 2020 compared to the prior year period, primarily due to lower average interest rates.  Foreign exchange gains during the three months ended March 31, 2020 and foreign exchange losses during the three months ended March 31, 2019 were related to the fluctuations in the Chinese Yuan compared with the U.S. Dollar.

Expense for Income Taxes

	Three Months Ended
	March 31,
	2020	2019

Expense for income taxes	$8	$10
Effective tax rate	(1.2)%	(3.3)%

We recorded income tax expense of $8 and $10 for the three months ended March 31, 2020 and March 31, 2019, respectively.  The expense recorded for the three months ended March 31, 2020 and 2019 differed from the Federal statutory rate of 21% primarily because we have a full valuation allowance on our deferred tax assets.  The full valuation allowance is due to the uncertainty regarding the utilization of the deferred tax assets.

On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance.  Such evaluations involve the application of significant judgment.  We considered multiple factors in our evaluation of the need for a valuation allowance. The full valuation allowance against our deferred tax assets was $13.5 million at March 31, 2020 and December 31, 2019.  The deferred tax assets consist of domestic deferred tax assets of $13.0 million and foreign deferred tax assets of $0.5 million.  We generated book and tax income during 2019 but incurred significant losses in 2018, resulting in a cumulative break-even position for the three years ended December 31, 2019.  We recorded a book pretax loss for the three months ended March 31, 2020.

Although the COVID-19 pandemic adds additional difficulty with projecting future results, we believe our financial outlook remains positive; however, under accounting standards, objective verifiable evidence will have greater weight than subjective evidence, such as our projections for future growth.  The analysis that we prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction.  Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. See Note 11 to the condensed consolidated financial statements for more information related to income taxes.

Net Loss

The negative impact of lower gross margin dollars was the primary reason we recorded a higher net loss for the first quarter 2020 compared to the first quarter 2019.  Our net loss increased by $0.4 million from a net loss of $0.3 million in the three months ended March 31, 2019 to a net loss of $0.7 million for the three months ended March 31, 2020.  Our gross margin declined by $0.4 million in the three months ended March 31, 2020 compared to the same period in 2019 due to lower revenues for antenna products.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2020	2019
Net cash flow provided by (used in):
Operating activities	$4,289	$1,539
Investing activities	$2,432	$(27)
Financing activities	$(4,099)	$(1,447)
Net increase in cash and cash equivalents	$2,622	$65

	March 31,	December 31,
	2020	2019
Cash and cash equivalents at the end of period	$9,662	$7,094
Short-term investments at the end of period	$28,608	$32,556
Working capital at the end of period	$55,135	$58,235

Overview

Our primary source of liquidity is cash provided by operations, with short-term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities.  During the three months ended March 31, 2020, our balance sheet provided operating funds.  In periods of expansion, we expect to use cash from our balance sheet.

Within investing activities, capital spending historically ranges between 2.0% and 4.0% of our revenues and the primary use of capital is for manufacturing, engineering, and product development.  Our capital expenditures during the three months ended March 31, 2020 were abnormally high at 8.7% of revenues because of leasehold improvements and office equipment for our new office and production facility for test & measurement products in Clarksburg, Maryland. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles.  We have a history of supplementing our organic revenue with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time.  We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the Employee Stock Purchase Plan (“ESPP”). We have historically used funds to issue dividends and we periodically repurchase shares of our common stock through share repurchase programs.  On November 6, 2019, the Board of Directors approved a share repurchase program pursuant to which we were authorized to repurchase up to $7.0 million of our common stock through the end of 2020.  We used $2.0 million for the repurchase of shares during the first quarter 2020.  On April 1, 2020, our Board of Directors terminated the share repurchase program due to the uncertainty of the impact of the COVD-19 pandemic on our financial results and to protect our cash position.  The share repurchases were funded with cash on hand.

At March 31, 2020, our cash, cash equivalents, and investments were approximately $38.3 million, and we had working capital of $55.1 million.  As the COVID-19 pandemic evolves, we are proactively managing our costs and our working capital in order to protect our financial position and maintain our workforce. Effective April 1, 2020, we reduced operating expenses through salary reductions and director fee reductions.  We implemented a hiring freeze, eliminated non-essential travel, and reduced discretionary spending.  To preserve cash and liquidity, we are delaying non-essential capital expenditures and we suspended our stock repurchase program as of April 1, 2020.  Management believes that these actions along with our cash and investments provide adequate liquidity and working capital to support our operations given our historic ability to generate free cash flow (cash flow from operations less capital spending) and our lack of debt.

Operating Activities:

Operating activities generated $4.3 million of cash during the three months ended March 31, 2020.  We generated $0.9 million of cash from our statement of operations activities and $3.4 million from the balance sheet.  The balance sheet was a net source of cash as reductions in accounts receivable and inventories as well as an inflation in our accounts payable balance offset payments for accrued liabilities.  Accounts receivable decreased by $3.4 million primarily because revenues declined by $5.4 million from the fourth quarter 2019 to the first quarter 2020.  Accrued liabilities decreased by $3.6 million primarily because we paid $2.6 million in the first quarter for cash bonuses earned under our 2019 short-term incentive plan.

Operating activities generated $1.5 million of cash during the three months ended March 31, 2019. We generated $1.5 million of cash from our income statement activities and changes to the balance sheet were neutral from a cash flow standpoint.

Investing Activities:

Our investing activities provided $2.4 million of cash during the three months ended March 31, 2020.  During the three months ended March 31, 2020, redemptions and maturities of our short-term investments provided $13.9 million in funds and we rotated $9.9 million of cash into new short-term investments.  We used $1.5 million for capital expenditures during the three months ended March 31, 2020.  Capital expenditures during the three months ended March 31, 2020 were primarily related to our new Clarksburg, Maryland leased facility.  We used cash of $1.2 million for leasehold improvements and other facility related equipment for the facility which opened in January 2020.

Our investing activities used $27 of cash during the three months ended March 31, 2019. During the three months ended March 31, 2019, redemptions and maturities of our short-term investments provided $14.2 million in funds and we rotated $13.9 million of cash into new short-term investments. We used $0.3 million for capital expenditures during the three months ended March 31, 2019.

Financing Activities:

We used $4.1 million in cash for financing activities during the three months ended March 31, 2020.  We used $1.0 million for quarterly cash dividends paid in February 2020 and $2.0 million for share repurchases.  We used $1.1 million for payroll taxes related to stock-based compensation.  The tax payments related to restricted stock awards and the short-term incentive plan.

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

Off-Balance Sheet Arrangements

None

Contractual Obligations and Commercial Commitments

We had purchase obligations of $11.0 million and $8.0 million at March 31, 2020 and December 31, 2019, respectively, for the purchase of inventory as well as for other goods and services in the ordinary course of business.  Balances for purchases currently recognized as liabilities on the balance sheet are excluded.

We had a liability of $0.8 million related to income tax uncertainties at March 31, 2020 and December 31, 2019.  We do not know the timing of the settlement of this liability.

Critical Accounting Policies and Estimates

We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of the 2019 Form 10-K.  There have been no material changes in any of our critical accounting policies since December 31, 2019.  See Note 1 to the Condensed Consolidated Financial Statements for discussion of recent accounting pronouncements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2019 Form 10-K (Item 7A).  As of May 11, 2020, there have been no material changes in this information.

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

In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer has identified that there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite transitioning nearly all of our administrative workforce to a remote working environment as a result of the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact to their design and operating effectiveness.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business.  All such matters are subject to many uncertainties and outcomes that are not predictable with assurance.  In our opinion, as of March 31, 2020, there were no claims or litigation pending that would be reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A: Risk Factors

See our 2019 Form 10-K (Item 7A).  As of May 11, 2020, there have been no material changes in this information except for updates based on the following risk factors:

The COVID-19 pandemic has adversely impacted, and poses risks to, our business, the nature and extent of which are highly uncertain and unpredictable.

In January 2020, the World Health Organization (the “WHO”) declared a Public Health Emergency of International Concern, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. This pandemic has resulted in a global health crisis that is adversely affecting broader economies, financial markets and our business environment.  We are monitoring the global impact of the COVID-19 pandemic and taking steps to mitigate the accompanying by working with our employees, customers, suppliers, and other stakeholders. The pandemic is adversely affecting, and is expected to continue to adversely affect, certain elements of our business. Portions of our workforce are unable to work effectively due to illness and containment measures, including quarantines, facility closures, illness precautions, travel restrictions, and other restrictions. We experienced volatility in customer demand as their businesses were impacted by the pandemic. If the pandemic continues and conditions worsen, we may experience additional adverse impacts on our operational and commercial activities, including rising costs, volatility in customer orders and purchases and declines in our collections of accounts receivable, which may be material. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates.  Due to the speed with which the situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration, ultimate impact and the timing of recovery. Therefore, the pandemic could lead to an extended disruption of economic activity and the impact on our stock price, access to capital, consolidated results of operations, financial position and cash flows could be material.

We have significant international operations and conducting business in foreign countries involves additional financial, operating, and regulatory risks.

A substantial portion of our manufacturing, and a portion of our research and development and sales activities is conducted outside the United States, primarily in China. There are a number of risks inherent in doing business in foreign countries, including: (i) fluctuations in the value of the U.S. dollar relative to other currencies, and in particular the impact of a re-valuation of the Chinese Yuan; (ii) impact of tariffs or trade wars among the countries in which we do business; (iii) difficulties in repatriation of earnings; (iv) disruption to our supply chain, whether as a result of the spread of COVID-19 or other factors which limit our ability to import materials and export products; (v) nationalist sentiment creating advantages for our competitors in their home countries; (vi) impact of labor unrest (vii) unexpected legal or regulatory changes, particularly changes to COVID-19 or environmental, labor or manufacturing regulations; (viii) lack of sufficient protection for intellectual property rights and the risk of theft and forced transfer of intellectual property; (ix) difficulties in recruiting and retaining personnel and managing international operations; (x) under-developed infrastructure; and (xi) other unfavorable political or economic factors which could include nationalization of the wireless communications or related industries. If we are unable to manage successfully these and other risks pertaining to our international activities, our operating results, cash flows and financial position could be materially and adversely affected.

Disruption in our manufacturing and supply chains could adversely impact our sales and reputation.

We assemble our antenna products in our facilities located in Bloomingdale, Illinois and Tianjin, China and test & measurement products at our facility in Clarksburg, Maryland. We may experience delays, disruptions, or capacity constraints (whether due to COVID-19 or otherwise) or quality control problems at our assembly facilities, which could result in lower yields or delays of product shipments to our customers. In addition, a number of our antenna products are currently manufactured in China via contract manufacturers and we are transitioning additional products currently manufactured in our Tianjin facility to contract manufacturers in China and elsewhere. Any disruption of our own or contract manufacturers' operations could cause delayed product delivery, which could negatively impact our sales, competitive reputation and position. Moreover, if we do not accurately forecast demand for our products, we will have excess or insufficient parts to build our products, either of which could materially affect our operating results and may lead to obsolete inventory.

Given the dynamic nature of the COVID-19 pandemic, our operations, including our manufacturing facilities and those of our contract manufacturers, may slow again depending on whether there are future resurgences in infection rates and the imposition of additional containment measures. Early in the first quarter 2020, our Tianjin, China facility ceased production for approximately one month and our Chinese contract manufacturers ceased production for several weeks due to the COVID-19 outbreak in China, and our U.S. manufacturing facilities have been operating at less than full capacity.  We have limited in-house manufacturing capability. For some product lines we outsource the manufacturing, assembly, and testing of printed circuit board subsystems. For other product lines, we purchase completed hardware platforms and add our proprietary software. While our suppliers have no unique capability, any failure by these suppliers to meet delivery commitments could cause delayed product delivery and potentially disrupt our supply chain and ability to accept new orders for products. The spread of COVID-19 has impacted supply chains worldwide and may impact our ability to produce and sell products.

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

The COVID-19 pandemic could have the effect of heightening many of the other risks described in Item 1A of the 2019 10-K including, without limitation, the following:

•	Any delays in our sales cycles could result in customers canceling purchases of our products.
•	The trading price of our stock fluctuates, sometimes significantly, based upon a variety of factors, many of which are not under our control.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table provides the activity of the Company’s share repurchase program:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Program
January 1 to January 31, 2020	0	$0.00	0	$7,000
February 1 to February 29, 2020	0	$0.00	0	$7,000
March 1 to March 31, 2020	375,046	$5.36	375,046	$5,000
Total	375,046	$5.36	375,046	5,000

On November 6, 2019, the Company’s Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $7.0 million of its common stock through the end of 2020.  The Company repurchased 375,046 shares at an average price of $5.36 during the three months ended March 31, 2020. Due to uncertainties related to the COVID-19 pandemic and to protect our cash position, on April 1, 2020, our Board of Directors approved the termination of the stock repurchase program.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

On February 5, 2020, the Compensation Committee approved a minor revision to the Management Retention Agreement which the Company previously entered into with its executives, including the named executive officers. The Management Retention Agreement now provides that upon the occurrence of a Change of Control (as defined thereunder), the unvested portion of equity awards with a performance-based vesting schedule will convert to a time-based vesting schedule and vest in equal monthly increments over the performance period of underlying equity award rather than vesting 1/48 per month. The updated form of Management Retention Agreement is filed as an exhibit to this Quarterly Report on Form 10-Q.

In order to preserve cash and to support the business during the COVID-19 pandemic, on April 1, 2020, the Board of Directors approved a 10% base salary reduction for our executives and key managers, including the named executive officers, and a concurrent grant of restricted stock with a grant date fair value equivalent to 5% of base salary.  These awards vest on April 1, 2021.

Item 6: Exhibits

Exhibit No.	Description
10.1*	Management Retention Agreement dated May 6, 2020 between PCTEL, Inc. and David A. Neumann superseding the Amended and Restated Retention Agreement dated April 9, 2013, as amended.

10.2*	Form of Management Retention Agreement dated May 6, 2020 for Section 16 officers.
31.1*	Certification of Chief Executuve Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted InLine XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

* filed herewith ** furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.,
a Delaware corporation

/s/ David A. Neumann
David A. Neumann
Chief Executive Officer

Date: May 11, 2020

/s/ Kevin J. McGowan
Kevin J. McGowan
Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2020