Form 10-Q
period 2020-06-30
PC TEL INC
filed 2020-08-10
CIK 1057083

‘s offio

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, the registrant had 18,640,295 shares of common stock, $0.001 par value per share, outstanding.

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2020

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$6,458	$7,094
Short-term investment securities	29,356	32,556
Accounts receivable, net of allowances of $115 and $104 at June 30, 2020 and
December 31, 2019, respectively	15,414	17,380
Inventories, net	11,017	11,935
Prepaid expenses and other assets	1,320	1,842
Total current assets	63,565	70,807

Property and equipment, net	12,488	11,985
Long-term investment securities	3,742	0
Goodwill	3,332	3,332
Intangible assets, net	0	144
Other noncurrent assets	2,579	2,969
TOTAL ASSETS	$85,706	$89,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,242	$3,190
Accrued liabilities	6,336	9,382
Total current liabilities	10,578	12,572
Long-term liabilities	4,449	3,315
Total liabilities	15,027	15,887
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 and 100,000,000 shares authorized at
June 30, 2020 and December 31, 2019, respectively, and 18,640,295 and 18,611,289
shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	19	19
Additional paid-in capital	130,853	133,954
Accumulated deficit	(59,801)	(60,305)
Accumulated other comprehensive loss	(392)	(318)
Total stockholders’ equity	70,679	73,350
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,706	$89,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

REVENUES	$19,842	$23,499	$37,348	$44,090
COST OF REVENUES	10,321	12,805	19,612	24,737
GROSS PROFIT	9,521	10,694	17,736	19,353
OPERATING EXPENSES:
Research and development	3,070	3,006	6,099	6,009
Sales and marketing	2,397	3,097	5,539	5,895
General and administrative	2,945	3,914	5,747	7,167
Amortization of intangible assets	0	48	33	122
Restructuring expenses	11	0	98	0
Total operating expenses	8,423	10,065	17,516	19,193
OPERATING INCOME	1,098	629	220	160
Other income, net	102	320	300	481
INCOME BEFORE INCOME TAXES	1,200	949	520	641
Expense for income taxes	8	8	16	17
NET INCOME	$1,192	$941	$504	$624

Net Income per Share:
Basic	$0.07	$0.05	$0.03	$0.04
Diluted	$0.07	$0.05	$0.03	$0.03

Weighted Average Shares:
Basic	18,159	17,828	18,180	17,725
Diluted	18,214	17,934	18,352	17,916

Cash dividend per share	$0.055	$0.055	$0.110	$0.110

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

NET INCOME	$1,192	$941	$504	$624

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	15	(148)	(74)	5

COMPREHENSIVE INCOME	$1,207	$793	$430	$629

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated	Total
		Additional		Other	Stockholders'
	Common	Paid-In	Retained	Comprehensive	Equity of
	Stock	Capital	Deficit	Income (Loss)	PCTEL, Inc.

BALANCE at MARCH 31, 2020	$18	$130,438	$(60,993)	$(407)	$69,056
Stock-based compensation expense	1	1,000	0	0	1,001
Issuance of shares for stock purchase plans	0	437	0	0	437
Dividends paid ($0.055 per share)	0	(1,022)	0	0	(1,022)
Net income	0	0	1,192	0	1,192
Change in cumulative translation adjustment, net	0	0	0	15	15
BALANCE at JUNE 30, 2020	$19	$130,853	$(59,801)	$(392)	$70,679

BALANCE at MARCH 31, 2019	$18	$133,320	$(64,372)	$(63)	$68,903
Stock-based compensation expense	0	1,446	0	0	1,446
Dividends paid ($0.055 per share)	0	(1,013)	0	0	(1,013)
Net income	0	0	941	0	941
Change in cumulative translation adjustment, net	0	0	0	(148)	(148)
BALANCE at JUNE 30, 2019	$18	$133,753	$(63,431)	$(211)	$70,129

BALANCE at DECEMBER 31, 2019	$19	$133,954	$(60,305)	$(318)	$73,350
Stock-based compensation expense	1	1,562	0	0	1,563
Issuance of shares for stock purchase plans and stock options	0	496	0	0	496
Cancellation of shares for payment of withholding tax	0	(1,106)	0	0	(1,106)
Repurchase of common stock	(1)	(1,999)	0	0	(2,000)
Dividends paid ($0.11 per share)	0	(2,054)	0	0	(2,054)
Net income	0	0	504	0	504
Change in cumulative translation adjustment, net	0	0	0	(74)	(74)
BALANCE at JUNE 30, 2020	$19	$130,853	$(59,801)	$(392)	$70,679

BALANCE at DECEMBER 31, 2018	$18	$133,859	$(64,055)	$(216)	$69,606
Stock-based compensation expense	0	2,328	0	0	2,328
Issuance of shares for stock purchase plans	0	338	0	0	338
Cancellation of shares for payment of withholding tax	0	(743)	0	0	(743)
Dividends paid ($0.11 per share)	0	(2,029)	0	0	(2,029)
Net income	0	0	624	0	624
Change in cumulative translation adjustment, net	0	0	0	5	5
BALANCE at JUNE 30, 2019	$18	$133,753	$(63,431)	$(211)	$70,129

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
.	2020	2019

Operating Activities:
Net income	$504	$624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,502	1,425
Intangible asset amortization	144	455
Stock-based compensation	1,563	2,328
Loss on disposal of property and equipment	7	30
Restructuring costs	(28)	(14)
Bad debt (recoveries) provision	(110)	11
Changes in operating assets and liabilities:
Accounts receivable	2,065	(234)
Inventories	882	(268)
Prepaid expenses and other assets	871	354
Accounts payable	810	(231)
Income taxes payable	16	(46)
Other accrued liabilities	(1,167)	675
Deferred revenue	19	(40)
Net cash provided by operating activities	7,078	5,069
Investing Activities:
Capital expenditures	(2,418)	(986)
Purchases of investments	(26,323)	(26,823)
Redemptions/maturities of short-term investments	25,781	24,999
Net cash used in investing activities	(2,960)	(2,810)
Financing Activities:
Proceeds from issuance of common stock	496	338
Proceeds from Paycheck Protection Program Loan	3,500	0
Repayment of Paycheck Protection Program Loan	(3,500)	0
Payment of withholding tax on stock-based compensation	(1,106)	(743)
Principle payments on finance leases	(41)	(52)
Purchase of common stock from repurchase program	(2,000)	0
Cash dividends	(2,054)	(2,029)
Net cash used in financing activities	(4,705)	(2,486)

Net decrease in cash and cash equivalents	(587)	(227)
Effect of exchange rate changes on cash	(49)	(36)
Cash and cash equivalents, beginning of period	7,094	4,329
Cash and Cash Equivalents, End of Period	$6,458	$4,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data and as otherwise noted)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal, recurring nature that are considered necessary for a fair presentation have been included.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

Throughout this Quarterly Report on Form 10-Q, including under Part 1., Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we disclose certain measures that the Company has taken in response to the macroeconomic impacts of the novel coronavirus (“COVID-19”).  The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that remain highly uncertain at this time.

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

Our strength is solving complex network engineering problems for our customers through our products and solutions. To this end, we are constantly innovating and improving antenna and wireless testing products and capabilities in order to capture the opportunities and meet the challenges of the rapidly evolving wireless industry. We focus on engineering, research and development to maintain and expand our competitiveness.

PCTEL was incorporated in California in 1994 and reincorporated in Delaware in 1998. Our principal executive offices are located at 471 Brighton Drive, Bloomingdale, Illinois 60108. Our telephone number at that address is (630) 372-6800 and our website is www.pctel.com. Additional information about our Company can be obtained on our website; however, the information within, or that can be accessed through, our website, is not part of this Quarterly Report on Form 10-Q.

Product Lines

Antenna Products

PCTEL designs and manufactures precision antennas and we offer in-house wireless product development for our customers, including design, testing, radio integration, and manufacturing capabilities. PCTEL antennas are deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in equipment and devices for the Industrial IoT. Revenue growth in these markets is driven by the increased use and complexity of wireless communications. Consistent with our mission of solving complex network engineering problems and in order to compete effectively in the antenna market, PCTEL maintains expertise in the following areas: radio frequency engineering, wireless network engineering, mechanical engineering, mobile antenna design, manufacturing, and product quality and testing. We seek out product applications that command a premium for product design and performance, and we avoid commodity markets. Our antennas are primarily sold to original equipment manufacturer (“OEM”) providers, where they are designed into the customer’s solution.

Test & Measurement Products

PCTEL provides radio frequency (“RF”) test & measurement tools that improve the performance of wireless networks globally, with a focus on LTE, public safety, and 5G technologies. Network operators, neutral hosts, and equipment manufacturers rely on our scanning receivers and testing solutions to analyze, design, and optimize next generation wireless networks. Revenue growth in this market is driven by the implementation and roll out of new wireless technology standards (i.e., 3G to 4G; 4G to 5G). Consistent with our mission of solving complex network engineering problems and in order to compete effectively in the RF test & measurement market, PCTEL maintains expertise in the following areas: radio frequency engineering, DSP engineering, wireless network engineering, mechanical engineering, manufacturing, and product quality and testing. Our test & measurement equipment is sold directly to wireless carriers or to OEMs who integrate our products into their solutions, which are then sold to wireless carriers.

Basis of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the condensed consolidated balance sheets for the period ended June 30, 2020 and December 31, 2019, and the condensed consolidated statements of operations, statements of comprehensive loss, the condensed consolidated statements of stockholders’ equity and statements of cash flows for the three and six months ended June 30, 2020 and 2019, respectively. The interim condensed consolidated financial statements are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The condensed consolidated balance sheet as of December 31, 2019 is derived from the audited financial statements as of December 31, 2019.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The significant accounting policies followed by the Company are set forth in the 2019 Form 10-K.  There were no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2020.  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2019 Form 10-K.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2019 Form 10-K.  The results of operations for the period ended June 30, 2020 may not be indicative of the results for the period ending December 31, 2020.

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally.  The functional currency for the Company’s China operations is predominantly the applicable local currency.  Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive loss, a separate component of stockholders’ equity.  Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statements of operations.  For the six months ended June 30, 2020, approximately 3% of revenues and 18% of expenses were transacted in foreign currencies as compared to 7% and 29% for the six months ended June 30, 2019.  Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net were $(18) and $85 for the three months ended June 30, 2020 and 2019, respectively.  Net foreign exchange gains resulting from foreign currency transactions included in other income, net was $19 and $28 for the six months ended June 30, 2020 and 2019, respectively.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2016-02, Leases (“Topic 842”), which amended existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the statement of operations and statement of cash flows. The Company adopted Topic 842 on January 1, 2019 using the updated modified transition method.  Upon adoption on January 1, 2019, the Company recorded right-of-use assets of $1.5 million and lease liabilities of $1.6 million.  The Company elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classifications.  See Note 10 for additional information and disclosures required by this new standard.

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

Cash equivalents are measured at fair value and investments are recognized at amortized cost in the Company’s financial statements.  Accounts receivable is a financial asset with a carrying value that approximates fair value due to the short-term nature of these assets.  Accounts payable is a financial liability with a carrying value that approximates fair value due to the short-term nature of these liabilities.

3. Income per Share

The following table is the computation of basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic Income Per Share computation:
Numerator:
Net income	$1,192	$941	$504	$624
Denominator:
Weighted shares outstanding - basic	18,159,029	17,827,759	18,179,906	17,724,995
Net income per common share - basic
Net income	$0.07	$0.05	$0.03	$0.04
Diluted Income Per Share computation:
Denominator:
Weighted shares outstanding - basic	18,159,029	17,827,759	18,179,906	17,724,995
Restricted shares subject to vesting	44,821	31,667	147,116	80,331
Performance related awards	8,208	74,883	16,416	110,412
Common stock option grants	1,559	0	8,442	69
Weighted shares outstanding - diluted	18,213,617	17,934,309	18,351,880	17,915,807
Net income per common share - diluted
Net income	$0.07	$0.05	$0.03	$0.03

4. Cash, Cash Equivalents and Investments

The Company’s cash, cash equivalents, and investments consisted of the following:

	June 30,	December 31,
	2020	2019
Cash	$4,234	$5,604
Cash equivalents	2,224	1,490
Short-term investments	29,356	32,556
Long-term investments	3,742	0
Total	$39,556	$39,650

Cash and Cash Equivalents

At June 30, 2020 and December 31, 2019, cash and cash equivalents included bank balances and investments with original maturities less than 90 days.  At June 30, 2020 and December 31, 2019, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand.  The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities.  The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).  The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

The Company had $1.1 million and $2.1 million of cash and cash equivalents in bank accounts in China at June 30, 2020 and December 31, 2019, respectively.  The Company’s cash in its China bank accounts is not insured.  As of June 30, 2020, the Company has no intentions of repatriating the cash in its foreign bank accounts in China.  If the Company decides to repatriate the cash these China bank accounts, it may have trouble doing so in a timely manner.  The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

At June 30, 2020 and December 31, 2019, the Company’s investments consisted of corporate bonds with ratings at the purchase date of A or higher and certificates of deposit. All the investments at June 30, 2020 and December 31, 2019 were classified as held-to-maturity.  The bonds and certificates of deposit classified as short-term investments have original maturities greater than 90 days and mature within one year and the bonds and certificates of deposit classified as long-term investments have maturities greater than one year but less than two years.  The Company’s bond investments are recorded at the purchase price and carried at amortized cost.

Effective January 1, 2020, the Company adopted ASU 2016-13.  This ASU replaces the incurred loss impairment model with an expected loss impairment model for financial instruments, including short-term investments.  The amendment requires entities to consider forward-looking information to estimate expected credit losses.  Under ASU 2016-13, the Company classifies its held-to-maturity investment portfolio by the investment type and further classifies the corporate bonds by the bond ratings.  For estimating potential credit losses, the Company considers the historical loss data, the bond ratings, as well as and current and future economic conditions.  The Company did not record an estimate for credit losses upon adoption of ASU 2016-13 on January 1, 2020 or during the six months ended June 30, 2020.

Cash equivalents and investments were as follows at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Corporate bonds	$0	$0	$0	$0	$708	$708
Money market funds	2,224	0	2,224	782	0	782
Total Cash Equivalents	$2,224	$0	$2,224	$782	$708	$1,490
Short-Term Investments:
Corporate bonds	$0	$25,782	$25,782	$0	$28,710	$28,710
Certificates of deposit	3,574	0	3,574	3,846	0	3,846
Total Short-Term Investments	$3,574	$25,782	$29,356	$3,846	$28,710	$32,556
Long-Term Investments:
Corporate bonds	$0	$3,232	$3,232	$0	$0	$0
Certificates of deposit	510	0	510	0	0	0
Total Long-Term Investments	$510	$3,232	$3,742	$0	$0	$0
Cash equivalents and Investments - book value	$6,308	$29,014	$35,322	$4,628	$29,418	$34,046
Unrealized gains (losses)	$(1)	$13	$12	$1	$(11)	$(10)
Cash equivalents and Investments - fair value	$6,307	$29,027	$35,334	$4,629	$29,407	$34,036

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value.  The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2.  For the Level 2 investments, the Company uses quoted prices of similar assets in active markets.  The fair values in the table above reflect net unrealized gains of $12 at June 30, 2020, and net unrealized losses of $10 at December 31, 2019.

5. Goodwill and Intangible Assets

Goodwill

There were no changes to the goodwill valued at $3.3 million during the three and six months ended June 30, 2020.  The Company performs an annual impairment test of goodwill as of the end of the first month of the fourth fiscal quarter (October 31), or at an interim date if an event occurs or if circumstances change that would indicate that an impairment loss may have been incurred. In performing the annual impairment test, the Company may consider qualitative factors that would indicate possible impairment. A quantitative fair value assessment is also performed at the reporting unit level. If the fair value exceeds the carrying value, then goodwill is not impaired, and no further testing is performed. If the carrying value exceeds the fair value, the implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment.  In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Further, the Company assessed the current market capitalization, forecasts and the amount of headroom in the 2019 impairment test.  There were no triggering events during the period ended June 30, 2020.  The Company will continue to monitor goodwill for impairment going forward.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to six years.  The summary of amortization expense in the condensed consolidated statement of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$0	$166	$111	$333
Operating expenses	0	48	33	122
Total	$0	$214	$144	$455

The summary of other intangible assets, net is as follows:

	June 30, 2020			December 31, 2019
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$16,880	$16,880	$0	$16,880	$16,880	$0
Patents and technology	10,114	10,114	0	10,114	10,003	111
Trademarks and trade names	4,834	4,834	0	4,834	4,801	33
Other	2,506	2,506	0	2,506	2,506	0
Total	$34,334	$34,334	$0	$34,334	$34,190	$144

The $0.1 million decrease in the net book value of intangible assets at June 30, 2020 compared to December 31, 2019 relates to amortization expense for the six months ended June 30, 2020.

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

6. Balance Sheet Information

Accounts Receivable

Accounts receivable are recorded at invoiced amounts with standard net terms that range between 30 and 90 days.  The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required.  The Company records allowances for credit losses and credit allowances that reduce the value of accounts receivable to fair value.

The allowances for accounts receivable consisted of the following:

	June 30, 2020	December 31, 2019
Credit loss provision	$72	$56
Credit allowances	43	48
Total allowances	$115	$104

Effective January 1, 2020, the Company adopted ASU 2016-13.  This ASU replaces the incurred loss impairment model with an expected loss impairment model for financial instruments, including accounts receivable.  The amendment requires entities to consider forward-looking information to estimate expected credit losses.  The Company did not record an adjustment upon adoption of ASU 2016-13.

The Company is exposed to credit losses primarily through the sale of products. The Company’s expected loss methodology for accounts receivable is developed using historical collection experience, current and future economic market conditions, and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of accounts receivable, the estimate of amount of accounts receivable that may not be collected is based on aging of the account receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.  However, the Company has adjusted terms for a few of its customers and it may experience delays with collections due to the COVID-19 pandemic. The Company’s allowance for credit losses was $0.1 million at June 30, 2020 and at December 31, 2019.  During the three months ended June 30, 2020, the Company received $0.1 million pursuant to a settlement for a customer accounts receivable balance that was written off in 2018.

The following table summarizes the allowance for credit losses activity during the six months ended June 30, 2020:

Balance at December 31, 2019	$56
Current period benefit for credit losses	(111)
Recovery of amounts previously written off	127
Balance at June 30, 2020	$72

Inventories

Inventories are stated at the lower of cost or net realizable value and include material, labor and overhead costs using the first-in, first-out method of costing.  Inventories as of June 30, 2020 and December 31, 2019 were composed of raw materials, work-in-process and finished goods.  The Company had consigned inventory with customers of $0.4 million and $0.3 million at June 30, 2020 and December 31, 2019, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or net realizable value, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on an estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on the identification of inventory where the carrying value is above net realizable value.  The allowance for inventory losses was $3.8 million and $3.4 million at June 30, 2020 and at December 31, 2019, respectively.

Inventories, net consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$6,418	$6,502
Work-in-process	1,027	913
Finished goods	3,572	4,520
Inventories, net	$11,017	$11,935

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

Property and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Building	$6,442	$6,389
Computers and office equipment	9,880	9,847
Manufacturing and test equipment	14,892	14,192
Furniture and fixtures	1,432	1,314
Leasehold improvements	2,991	2,850
Motor vehicles	20	20
Total property and equipment	35,657	34,612
Less: Accumulated depreciation and amortization	(24,939)	(24,397)
Land	1,770	1,770
Property and equipment, net	$12,488	$11,985

Depreciation and amortization expense were approximately $0.8 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively.  Depreciation and amortization expense were approximately $1.5 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, the Company disposed of $0.8 million of fully depreciated property and equipment.   Amortization for finance leases is included in depreciation and amortization expense. See Note 10 for information related to finance leases.

Liabilities

Accrued liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Inventory receipts	$2,407	$1,431
Paid time off	1,043	855
Payroll and other employee benefits	894	1,605
Professional fees and contractors	295	246
Warranties	268	444
Deferred revenues	259	241
Income and sales taxes	221	133
Employee stock purchase plan	203	228
Operating leases	105	282
Customer refunds for estimated returns	96	147
Real estate taxes	80	152
Finance leases	73	77
Restructuring	16	45
Short-term incentive plan	0	2,553
Leasehold improvements	0	702
Other	376	241
Total	$6,336	$9,382

Long-term liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Operating leases	$4,072	$3,021
Deferred payroll taxes	138	0
Finance leases	128	164
Deferred revenue	100	119
Other	11	11
Total	$4,449	$3,315

7. Stock-Based Compensation

The condensed consolidated statements of operations include $1.0 million and $1.4 million of stock compensation expense for the three months ended June 30, 2020 and 2019, respectively.  The condensed consolidated statements of operations include $1.6 million and $2.3 million of stock compensation expense for the six months ended June 30, 2020 and 2019, respectively.  The Company accounts for forfeitures as they occur. The Company did not capitalize any stock compensation expense during the three and six months ended June 30, 2020 and 2019.

The stock-based compensation expense by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service-based awards	$865	$890	$1,287	$1,470
Performance-based awards - short-term incentive plan	0	440	0	629
Performance-based awards - long-term incentive plan	77	57	155	114
Employee stock purchase plan	59	59	121	114
Stock options	0	0	0	1
Total	$1,001	$1,446	$1,563	$2,328

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$74	$102	$146	$205
Research and development	145	177	282	349
Sales and marketing	164	183	314	363
General and administrative	618	984	821	1,411
Total	$1,001	$1,446	$1,563	$2,328

The following table presents a summary of the remaining unrecognized share-based compensation expense related to outstanding share-based awards as of June 30, 2020:

Award Type	Remaining Unrecognized Compensation Expense	Weighted Average Life (Years)
Service-based awards	$2,237	1.6
Performance-based awards	$1,051	2.5
Stock options	$1	0.6

Service-Based Awards

Restricted Stock

The Company grants service-based stock awards to employees under its long-term incentive plan, the PCTEL, Inc. 2019 Stock Incentive Plan (“LTIP”).  For the annual awards granted to executives and key managers in the three months ended March 31, 2020 and 2019, respectively, the awards were comprised one-third of service-based restricted awards and two-thirds of performance-based awards. When service-based restricted stock is granted, the Company records deferred stock compensation within additional paid-in capital, representing the fair value of the common stock on the date the restricted shares are granted.  The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares.

The following table summarizes service-based restricted stock activity for the six months ended June 30, 2020:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Awards - December 31, 2019	477,187	$6.11
Shares awarded	201,233	7.91
Shares vested	(233,573)	6.21
Shares cancelled	(3,000)	5.92
Unvested Restricted Stock Awards - June 30, 2020	441,847	$6.88

In February 2020, the Company issued to employees 153,694 service-based restricted stock awards under the LTIP that vest in three substantially equal annual increments commencing in 2021. At the beginning of the second quarter 2020, as part of our efforts to reduce expenses and conserve cash, the Company reduced the salary of each executive and key manager by 10% and in connection therewith issued restricted stock to such employee equal to 5% of his/her salary.  In April 2020, the Company issued to executive employees 47,539 service-based restricted stock awards. The restricted stock was granted under the LTIP and has a one-year vesting period. The intrinsic value of service-based restricted shares that vested during the three months ended June 30, 2019 was $8.  The intrinsic value of service-based restricted shares that vested during the six months ended June 30, 2020 and 2019 was $1.9 million and $2.1 million, respectively.  No service-based restricted shares vested during the three months ended June 30, 2020.

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

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2020:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Units - December 31, 2019	8,117	$5.83
Units awarded	6,448	7.48
Units vested/Shares awarded	(5,482)	5.80
Unvested Restricted Stock Units - June 30, 2020	9,083	$7.02

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the six months ended June 30, 2020 and 2019 was $44 and $30, respectively.  No service-based restricted stock units vested during the three months ended June 30, 2020 or 2019.

Stock Options

The Company may grant new employees stock options to purchase common stock.  The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date.  Employee stock options are subject to installment vesting typically over a period of four years.  Stock options may be exercised at any time prior to their expiration date or within 180 days of termination of employment, or such shorter time as may be provided in the related stock option agreement.  Under the LTIP, new options can have a ten-year life.  The stock options outstanding at June 30, 2020 have a seven-year life.

A summary of the Company’s stock option activity for the six months ended June 30, 2020 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2019	150,246	$7.11
Options exercised	(61,767)	7.13
Options forfeited	(188)	5.00
Options cancelled/expired	(72,041)	7.23
Outstanding at June 30, 2020	16,250	$6.54
Exercisable at June 30, 2020	14,867	$6.57

During the six months ended June 30, 2020, the Company received proceeds of $0.1 million from the exercise of options for 9,412 shares and issued 10,194 shares for the exercise of 52,355 options. The intrinsic value of the options exercised was $0.1 million. There were no exercises for the six months ended June 30, 2019. The Company did not grant stock options during the six months ended June 30, 2020 or 2019.

The range of exercise prices for options outstanding and exercisable at June 30, 2020, was $5.06 to $8.21.  The following table summarizes information about stock options outstanding under all stock option plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.06	7,000	3.21	$5.06	6,457	$5.06
$ 6.98 - $ 7.55	4,750	2.67	7.22	3,910	7.27
$ 8.09 - $ 8.21	4,500	1.42	8.12	4,500	8.12
$ 5.06 - $ 8.21	16,250	2.56	$6.54	14,867	$6.57

The weighted average contractual life and intrinsic value of options outstanding and options exercisable at June 30, 2020, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	2.56	$11
Options Exercisable	2.42	$10

The intrinsic value is based on the share price of $6.68 at June 30, 2020.

There were no stock options granted during the six months ended June 30, 2020.  For outstanding stock options, the Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the employee stock options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life.

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

Performance-Based Equity Awards

Short-Term Incentive Plan

Incentive compensation earned by executives and key managers under the Company’s 2020 Short-Term Incentive Plan (“STIP”) will be settled 50% in cash and 50% in shares of the Company’s stock as was the case with the 2019 STIP.  Shares valued at $1.2 million earned pursuant to the 2019 STIP were issued to executives and key managers during the first quarter 2020.  For the 2019 STIP, the Company issued 129,285 shares net of shares withheld for taxes.

Long-Term Incentive Plan

The Company grants performance-based awards to executives and key managers to encourage sustainable growth, consistent earnings and management retention.  Based on the fair value of the shares on the grant date, the Company records stock compensation expense over the performance period based on the estimated achievement of the award.

The following table summarizes the performance award activity:

At Target	Awards	Weighted Average Fair Value
Unvested Performance Awards - December 31, 2019	171,437	$5.27
Awards granted	145,289	8.70
Unvested Performance Awards - June 30, 2020	316,726	$6.84

The Company granted performance awards under its long-term incentive plan to executives and key managers in February 2020 (“2020 LTIP”) and in February 2019 (“2019 LTIP”).  Under both the 2020 LTIP and 2019 LTIP, shares of the Company’s stock can be earned based on achievement of a three-year revenue growth target with a penalty if a certain adjusted EBITDA level is not maintained.  If the Company achieves less than the target growth over the performance period, the participant will receive fewer shares than the target award, determined on a straight-line basis. If the Company achieves greater than the target growth, the participant will receive more shares than the target award on an accelerated basis.  Participants are required to be in service at the determination date of the award following the end of the performance period in order to receive the award. Shares earned under the 2020 LTIP and 2019 LTIP will be fully vested shares.

The performance period for the 2020 LTIP is from January 1, 2020 through December 31, 2022.  At target, the total fair market value of the award was $1.3 million based on the share price of $8.70 on the grant date.  On the award date, the aggregate number of shares that could be earned at target was 145,289 and the maximum number of aggregate shares that could be earned was 254,256.

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

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period.  Each offering period is approximately six months. In May 2019, the stockholders approved the PCTEL, Inc. 2019 Employee Stock Purchase Plan. The 2019 ESPP changed the start of the six-month offering periods to April and October from February and August.  Accordingly, no shares were issued during the three months ended March 31, 2020.  During the three months ended June 30, 2020, the Company received proceeds of $0.4 million from the issuance of 77,297 shares under the ESPP. The Company received proceeds of $0.3 million from the issuance of 95,376 shares under the ESPP in February 2019.

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

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Employee Stock Purchase Plan
	2020	2019
Dividend yield	4.1%	4.1%
Risk-free interest rate	0.1%	2.5%
Expected volatility	44%	34%
Expected life (in years)	0.5	0.5

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

Board of Director Equity Awards

The Company grants equity awards to members of its Board of Directors as an annual retainer and for committee service. These awards are shares of the Company’s stock that vest upon issuance. In addition, new directors receive a one-time grant that vests over three years.  In the second quarter 2020, the Company issued 60,998 shares with a fair value of $0.4 million to directors for their annual retainer and committee service.  The shares vest immediately upon issuance.

The following table summarizes the director awards activity:

	Shares	Weighted Average Fair Value
Outstanding - December 31, 2019	4,831	$6.90
Shares awarded	60,998	6.59
Shares vested	(63,413)	6.60
Outstanding - June 30, 2020	2,416	$6.90

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards, stock option exercises and short-term and long-term incentive plan stock awards for the value of the statutory withholding taxes.  For everyone receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority.  For withholding taxes related to stock awards, the Company paid $1.1 million and $0.7 million during the six months ended June 30, 2020 and 2019, respectively.

Stock Repurchases

On November 6, 2019, the Board of Directors approved a share repurchase program, which was reauthorized on March 10, 2020 pursuant to which the Company was authorized to repurchase up to $7.0 million of its common stock through the end of 2020.  The Company spent $2.0 million to repurchase 375,046 shares at an average price of $5.36 during the three months ended March 31, 2020.  The Company cancelled the repurchased shares. Due to uncertainties related to the COVID-19 pandemic and to protect the Company’s cash position, on April 1, 2020 the Board of Directors approved the termination of the stock repurchase program.

Authorized Shares

On May 29, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (i) changing the Company’s name from “PC-Tel, Inc.” to “PCTEL, Inc.” and (ii) decreasing the number of authorized shares of common stock from 100,000,000 shares to 50,000,000 shares.

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

The Company’s contributions to retirement plans during the three and six months ended June 30, 2020 and 2019, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
PCTEL, Inc. 401(k) profit sharing plan - US employees	$158	$162	$396	$318
Defined contribution plans - foreign employees	9	112	32	245
Total	$167	$274	$428	$563

Contributions for foreign employees were lower for the six months ended June 30, 2020 because employer contributions to Chinese government sponsored retirement programs were not required for the first six months of fiscal 2020.

9. Commitments and Contingencies

China Restructuring

On August 7, 2019, the Board of Directors approved a transition plan for the Company’s China manufacturing operations.  In order to optimize the cost structure of the antenna product line, reduce fixed costs in China and increase the Company’s competitiveness, the Company is transitioning high-volume manufacturing from its Tianjin, China facility to contract manufacturers in China and elsewhere.  The Company incurred restructuring expenses during the six months ended June 30, 2020 of $0.1 million for employee severance related to the separation of 10 employees.  The severance payments for these employees were paid in April and May 2020.  Commencing in the third quarter 2019 and through the second quarter 2020, the Company has separated 94 Tianjin employees and incurred total restructuring expense of $0.6 million for severance costs. During the remainder of 2020, the Company expects to reduce headcount in Tianjin by an additional 25 to 30 employees and estimates additional restructuring charges of approximately $0.3 million consisting of severance and other non-cash costs.  Severance costs are paid from the Company’s cash in its China bank accounts.

Lease Termination

In 2016, the Company exited from its Colorado office in order to consolidate facility space and in the second quarter 2017 signed a sublease for the office space.  The termination date for the lease and the sublease is October 2020. At June 30, 2020, the lease obligation for the Colorado office was $23 and the payments due for the sublease totaled $7.

The following table summarizes the restructuring activity during the six months ended June 30, 2020 and the status of the reserves at June 30, 2020:

		Lease
	Severance	Termination	Total
Balance at December 31, 2019	$12	$33	$45
Restructuring expense	98	0	98
Payments made	(110)	(70)	(180)
Payments received	0	53	53
Balance at June 30, 2020	$0	$16	$16

The restructuring liability is recorded in accrued liabilities on the condensed consolidated balance sheet at June 30, 2020 and December 31, 2019.

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The refund liability related to estimated sales returns was $0.1 million at June 30, 2020 and December 31, 2019, respectively, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.

The Company offers repair and replacement warranties of up to five years for certain antenna products and test & measurement products.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at June 30, 2020 and $0.4 million at June 30, 2019, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the warranty activity during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Beginning balance	$444	$339
Provisions for warranties	$3	163
Consumption of reserves	$(179)	(113)
Ending balance	$268	$389

10. Leases

The Company has operating leases for facilities and finance leases for office equipment.  Leases with an initial term of 12 months or less are not recorded in the balance sheet.  The Company determines if an arrangement is a lease at inception of a contract.

Right of Use (“ROU”) assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the net present value of fixed lease payments over the lease term. The Company's lease term is deemed to include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. ROU assets also include any advance lease payments made and exclude lease incentives. As most of the Company's operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments on a collateralized basis. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Operating fixed lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.

The Company's lease cost for the six months ended June 30, 2020 and 2019, respectively, included the following components:

	Six Months Ended June 30,
	2020	2019
Operating lease costs	$410	$435
Short-term lease costs	27	51
Variable lease costs	2	12
Amortization of finance lease assets	41	53
Interest on finance lease liabilities	4	4
Total lease cost	$484	$555

The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases recorded on the balance sheet as of June 30, 2020:

Year	Operating Leases	Finance Leases
2020	$73	$40
2021	472	73
2022	558	48
2023	569	32
2024	581	21
Thereafter	3,174	0
Total minimum payments required	5,427	214
Less: amount representing interest	1,250	13
Present value of net minimum lease payments	4,177	201
Less: current maturities of lease obligations	(105)	(73)
Long-term lease obligations	$4,072	$128

The weighted average remaining lease terms and discount rates for all the Company’s operating and finance leases were as follows as of June 30, 2020:

June 30, 2020
Weighted-average remaining lease term - finance leases	3.2 years
Weighted-average remaining lease term - operating leases	10.0 years
Weighted-average discount rate - finance leases	4.0%
Weighted-average discount rate - operating leases	5.0%

The table below presents supplemental cash flow information related to leases during the six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended June 30,
	2020	2019
Cash paid for (received) amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$229	$470
Operating cash flows from tenant improvements incentives from operating leases	$(1,004)	$0
Operating cash flows for finance leases	$4	$4
Financing cash flows for finance leases	$41	$52

The following table summarizes the classification of ROU assets and lease liabilities as of June 30, 2020 and December 31, 2019:

Leases	Consolidated Balance Sheet Classification	June 30, 2020	December 31, 2019
Assets:
Operating right-of-use assets	Other noncurrent assets	$2,384	$2,696
Finance right-of-use assets	Other noncurrent assets	193	234
Total leased assets		$2,577	$2,930
Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$105	$282
Finance lease liabilities	Accrued liabilities	73	77
Noncurrent
Operating lease liabilities	Long-term liabilities	4,072	3,021
Finance lease liabilities	Long-term liabilities	128	164
Total lease liabilities		$4,378	$3,544

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

In July 2020, the Company signed a one-year lease renewal for its Beijing Design Center.  Under the new lease, the square footage was reduced from 11,210 square feet to 5,393 square feet. The lease period ends on June 14, 2021 and the total lease obligation is approximately $0.1 million.

11. Income Taxes

The Company recorded income tax expense of $16 and $17 for the six months ended June 30, 2020 and 2019, respectively. The expense recorded for the six months ended June 30, 2020 and 2019 was lower than the statutory rate of 21% because the Company has a full valuation allowance on its deferred tax assets. The Company’s valuation allowance is due to the uncertainty regarding the utilization of the deferred tax assets.

The Company had deferred tax assets net of deferred tax liabilities of $13.5 million at June 30, 2020 and at December 31, 2019. The deferred tax assets consisted of domestic deferred tax assets of $13.0 million and foreign deferred tax assets of $0.5 million. The Company’s gross deferred tax assets consist of federal and state net operating losses (“NOLs”), credits, and timing differences. The Company’s federal NOLs generated in 2019 and 2018 have an infinite life, and the Company’s NOLs and credits generated as of December 31, 2017 have a finite life primarily based on the 20-year carry forward of federal net operating losses. The timing differences have a ratable reversal pattern over 12 years. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s full valuation allowance against its deferred tax assets was $13.5 million at June 30, 2020 and December 31, 2019. The Company generated book and tax income during 2019, but incurred significant losses in 2018 resulting in a cumulative break-even position for the three years ended December 31, 2019. The Company recorded pretax book income for the six months ended June 30, 2020 and believes its financial outlook remains positive; however, the COVID-19 pandemic has created a high level of uncertainty.  Because of difficulties with forecasting financial results historically, and with the uncertainties with the COVID-19 pandemic, the Company maintained a full valuation allowance on its deferred tax assets at June 30, 2020.  The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s U.S. federal tax returns remain subject to examination for 2017 and subsequent periods. The Company’s U.S. state tax returns remain subject to examination for 2015 and subsequent periods. The Company’s foreign tax returns remain subject to examination for 2011 and subsequent periods. The Company’s gross unrecognized tax benefit was $0.8 million at June 30, 2020 and December 31, 2019, respectively.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  Under the CARES Act, the Company is deferring the employer portion of social security taxes and will apply for a refund of its Alternative Minimum Tax credit.  For the six months ended June 30, 2020, the Company has deferred $0.1 million of payroll taxes. The payroll taxes will be deferred until the due dates of December 31, 2021 and December 31, 2022.  The Company records a deferred tax asset for the payroll tax liability that is not deductible in 2020 for income tax purposes.

12. Product Line, Customer and Geographic Information

Product Line Information:

The following tables are the product line revenues and gross profits for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	Antenna Products	Test & Measurement	Corporate	Total

Revenues	$13,910	$6,118	$(186)	$19,842
Gross Profit	$4,973	$4,609	$(61)	$9,521
Gross Profit %	35.8%	75.3%	NA	48.0%

	Six Months Ended June 30, 2020
	Antenna Products	Test & Measurement	Corporate	Total
Revenues	$25,370	$12,201	$(223)	$37,348
Gross Profit	$8,892	$8,905	$(61)	$17,736
Gross Profit %	35.0%	73.0%	NA	47.5%

	Three Months Ended June 30, 2019
	Antenna Products	Test & Measurement	Corporate	Total

Revenues	$16,014	$7,526	$(41)	$23,499
Gross Profit	$5,569	$5,112	$13	$10,694
Gross Profit %	34.8%	67.9%	NA	45.5%

	Six Months Ended June 30, 2019
	Antenna Products	Test & Measurement	Corporate	Total
Revenues	$31,102	$13,062	$(74)	$44,090
Gross Profit	$10,430	$8,898	$25	$19,353
Gross Profit %	33.5%	68.1%	NA	43.9%

Geographic Information:

The Company’s revenue from customers by geographic location, as a percent of total revenues for the three and six months ended June 30, 2020 and 2019, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2020	2019	2020	2019
Europe, Middle East & Africa	16%	12%	16%	13%
Asia Pacific	9%	11%	10%	11%
Other Americas	2%	2%	2%	3%
Total Foreign sales	27%	25%	28%	27%

Customer Concentration:

The following table represents the customers that accounted for 10% or more of revenues during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2020	2019	2020	2019
Customer A	6%	15%	5%	10%

The following table represents the customers that accounted for 10% or more of total trade accounts receivable:

Trade Accounts Receivable	June 30, 2020	December 31, 2019
Customer A	15%	15%
Customer B	4%	11%

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

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability was $0.1 million at June 30, 2020 and December 31, 2019 and is included within accrued liabilities in the accompanying condensed consolidated balance sheets.  The Company records an asset based on historical experience for the amount of product it expects to return to inventory as a result of customer returns, which is recorded in inventories in the accompanying condensed consolidated balance sheets.  The product return asset was $0.1 million at June 30, 2020 and December 31, 2019.

There were no contract assets at June 30, 2020 or December 31, 2019.  The Company records contract liabilities for deferred revenue and customer prepayments.  Contract liabilities are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.  The contract liability was $0.3 million and $0.2 million at June 30, 2020 and December 31, 2019, respectively.  The Company recognized revenue of $0.4 million and $0.3 million during the three months ended June 30, 2020 and 2019, respectively, related to contract liabilities that existed at the beginning of the period.  The Company recognized revenue of $0.4 million and $0.3 million during the six months ended June 30, 2020 and 2019, respectively, related to contract liabilities that existed at the beginning of the period.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2019 contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).  Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses, revenue mix and the impact on our business from the COVID-19 pandemic.  These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning.  Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  No undue reliance should be placed on these forward-looking statements.  Our actual results could differ materially from those projected in these forward-looking statements. Specifically, the statements about our expectations regarding the impact of the COVID-19 pandemic; our future financial performance; growth of our antenna solutions and test and measurement businesses; the impact of our transition plan for manufacturing inside and outside China; the anticipated demand for certain products including those related to public safety, Industrial IoT, 5G and intelligent transportation; the impact of tariffs on certain imports from China; and the anticipated growth of public and private wireless systems are forward-looking statements within the meaning of the safe harbor. These statements are based on management’s current expectations and actual results may differ materially from those projected as a result of certain risks and uncertainties, including the disruptions to our workforce, operations, supply chain and customer demand caused by the COVID-19 pandemic and impact of the pandemic on our results of operations, financial condition and stock price; the impact of data densification and IoT on capacity and coverage demand; the impact of 5G; customer demand for these types of products and services generally including demand from customers in China; growth and continuity in PCTEL’s defined market segments; and PCTEL’s ability to grow its wireless products business and create, protect and implement new technologies and solutions. These forward-looking statements are made only as of the date hereof, and PCTEL disclaims any obligation to update or revise the information contained in any forward-looking statement, whether as a result of new information, future events or otherwise.

COVID-19 Update

Since PCTEL serves critical infrastructure markets such as 5G, enterprise wireless, public safety, utilities, fleet, and rail, we were permitted to remain open as an essential business during the restricted phases in the states where we have production facilities. Nevertheless, our operations were adversely impacted by the COVID-19 pandemic during the three months ended June 30, 2020.  Our production facilities in Bloomingdale, Illinois and Clarksburg, Maryland were closed for two weeks in April and thereafter resumed operations with employees working on a voluntary basis to meet essential customer demand.  Our U.S. facilities resumed operations for virtually all production employees in June.  Production at our Tianjin facility and the supply chain in China operated at full capacity during the second quarter.  Although our U.S. production facilities are now operating at full capacity, employees whose duties permit working remotely continue to do so, including our executive, sales, engineering, marketing, and customer service teams.

Our foremost focus has been on the health and safety of our employees, business partners and customers. Beginning late in the first quarter and continuing into the second quarter of 2020, we have operated in accordance with established health and safety protocols across our facilities and have instituted an enhanced health and safety compliance program.  Our program and procedures adhere to guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities with respect to social distancing, physical separation, personal protective equipment and sanitization. Virtually all employees are subject to travel restrictions and access to our premises by non-employees is restricted.

In order to help mitigate the negative financial impact caused by the pandemic and to maintain our workforce, we executed a number of temporary cost saving measures in the second quarter. We reduced operating expenses through temporary salary and director fee reductions. We implemented a hiring freeze, eliminated non-essential travel, and reduced discretionary spending. The salary reductions reduced operating expenses by $0.2 million in the three months ended June 30, 2020.  Travel expenses declined by $0.3 million in the three months ended June 30, 2020 compared to the same period in 2019. We also reduced or delayed capital expenditures and we suspended our stock repurchase program as of April 1, 2020 at a time when we had an additional $5.0 million remaining. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the scope, severity and duration of the pandemic, its impact on our customers and suppliers and the direct and indirect economic effects of the range of governmental reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

Although the COVID-19 pandemic has adversely impacted our operations and financial results, we have remained profitable and have not terminated or furloughed employees as a result.  Despite these challenges, we are continuing to pursue our research and development and growth strategies. Because we were able to maintain our profitability and cash position in the second quarter, we reinstated employee salaries.  In July 2020, we reinstated the salaries for all employees not identified as an executive or key manager and approved the hiring for open positions. In August, we approved the reinstatement of 5% of the salary reductions for executives and key managers.

Overview

Revenues for the three months ended June 30, 2020 were $19.8 million, a decrease of 15.6% compared to $23.5 million for the same period in 2019.  By product line, revenues decreased by $1.4 million (18.7%) to $6.1 million for test & measurement products and decreased by $2.1 million (13.1%) to $13.9 million for antenna products.  The decline in revenues was driven in part by customer delays resulting from the COVID-19 pandemic.  Gross profits of $9.5 million for the quarter decreased by $1.2 million compared to the same period in 2019 due to the lower revenues in both product lines.  Operating expense of $8.4 million was $1.6 million lower than the second quarter 2019 due to lower expenses in both sales and marketing and general and administrative expenses. The decrease in these operating expenses was due to the temporary cost reductions we implemented in response to the pandemic and due to lower variable compensation expenses.  The net impact of these changes resulted in higher income before tax in the second quarter 2020 compared to the same period last year.  The net income before tax was $1.2 million for the three months ended June 30, 2020 compared to $0.9 million for the same period in 2019.

Revenues for the six months ended June 30, 2020 were $37.3 million, a decrease of 15.3%, compared to $44.1 million for the same period in 2019.  By product line, revenues decreased by $0.9 million (6.6%) to $12.2 million for test & measurement products and decreased by $5.7 million (18.4%) to $25.4 million for antenna products.  The decline in revenues was driven in part by customer delays resulting from the COVID-19 pandemic.  Gross profits of $17.7 million decreased by $1.6 million compared to the same period in the prior year due to the lower revenues in both product lines.  Operating expense of $17.5 million was $1.7 million lower than the same period in the prior year due to lower expenses in both sales and marketing expenses and with general and administrative expenses. The decrease in these expenses was due to the temporary cost reductions we implemented in response to the pandemic and lower variable compensation expenses. The net impact of these changes resulted in a decrease in income before tax of $0.1 million for the six months ended June 30, 2020 compared to the same period in 2019.  Net income before tax was $0.5 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.  Our cash and investments increased in the second quarter by $1.3 million and as of June 30, 2020, we had cash and investments of $39.6 million and no debt.

Description of Business

PCTEL is a leading global supplier of wireless network antennas and test & measurement solutions.

Antenna Products. We design and manufacture precision antennas that improve the performance of wireless networks globally. PCTEL antennas address three market segments: Enterprise Wireless, Intelligent Transportation, and Industrial IoT. PCTEL antennas are deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in network equipment and devices for the Industrial IoT. Revenue growth in these markets is driven by the increased use and complexity of wireless communications. Consistent with our mission to solve complex network engineering problems and in order to compete effectively in the antenna market, PCTEL maintains expertise in the following areas: radio frequency engineering, wireless network engineering, mechanical engineering, mobile antenna design, manufacturing, and product quality and testing. We seek out product applications that command a premium for product design and performance and customer service, and we avoid commodity markets. PCTEL antennas are primarily sold to OEM providers where they are designed into the customer’s solution.

Test & Measurement Products. We provide radio frequency (“RF”) test & measurement tools that improve the performance of wireless networks globally with a focus on LTE, public safety, and 5G technologies. Network operators, neutral hosts, and equipment manufacturers rely on our test & measurement products to analyze, design, and optimize next generation wireless networks. Revenue growth is driven by the implementation and roll out of new wireless technology standards (i.e. 3G to 4G, 4G to 5G). Consistent with our mission to solve complex network engineering problems and in order to compete effectively in the RF test & measurement market, PCTEL maintains expertise in the following areas: radio frequency engineering, digital signal process engineering, wireless network engineering, mechanical engineering, manufacturing, and product quality and testing. Our test & measurement products are sold directly to wireless carriers or to OEM providers who integrate our products into their solutions which are then sold to wireless carriers.

Results of Operations

Three and Six Months Ended June 30, 2020 and 2019

(in thousands)

Revenues by Product Line

	Three Months Ended June 30,
	2020	2019	$ Change	% Change

Antenna Products	$13,910	$16,014	$(2,104)	-13.1%
Test & Measurement Products	6,118	7,526	(1,408)	-18.7%
Corporate	(186)	(41)	(145)	not meaningful
Total	$19,842	$23,499	$(3,657)	-15.6%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change

Antenna Products	$25,370	$31,102	$(5,732)	-18.4%
Test & Measurement Products	12,201	13,062	(861)	-6.6%
Corporate	(223)	(74)	(149)	not meaningful
Total	$37,348	$44,090	$(6,742)	-15.3%

Revenues decreased 15.6% for the three months ended June 30, 2020 compared to the same period in 2019 due to lower revenues for both the test & measurement product and the antenna product lines.  Revenues for the test & measurement product line decreased 18.7% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to lower revenues for products with other than 5G technologies.  For the three months ended June 30, 2020, revenues decreased for the antenna product line by 13.1% compared to the same period in 2019 as a result of decreased revenues generated by antennas for fleet, public safety, and small cells.  Revenues for small cell antennas declined due to lower demand from Huawei Technologies Co., Ltd and revenues in the other antenna markets were also negatively impacted by delays in customer orders as a result of the COVID-19 pandemic.

Revenues decreased 15.3% for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to lower revenues for the antenna product line.  Revenues for the test & measurement product line decreased 6.6% for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to lower revenues for products with other than 5G technologies.  For the six months ended June 30, 2020, revenues decreased for the antenna product line by 18.4% compared to the same period in 2019 as a result of decreased revenues generated by antennas for public safety, fleet applications, small cells, and enterprise Wi-Fi.  Within the enterprise wireless market segment, revenues for small cell antennas declined due to lower demand from Huawei Technologies Co., Ltd. and revenues in the other antenna markets were also negatively impacted by delays in customer orders as a result of the COVID-19 pandemic.

Gross Profit by Product Line

	Three Months Ended June 30,
	2020	% of Revenues	2019	% of Revenues

Antenna Products	$4,973	35.8%	$5,569	34.8%
Test & Measurement Products	4,609	75.3%	5,112	67.9%
Corporate	(61)	not meaningful	13	not meaningful
Total	$9,521	48.0%	$10,694	45.5%

	Six Months Ended June 30,
	2020	% of Revenues	2019	% of Revenues

Antenna Products	$8,892	35.0%	$10,430	33.5%
Test & Measurement Products	8,905	73.0%	8,898	68.1%
Corporate	(61)	not meaningful	25	not meaningful
Total	$17,736	47.5%	$19,353	43.9%

The gross profit percentage increased by 2.5% for the three months ended June 30, 2020 compared to the same period in 2019 due to higher gross profit percentages for each product line. The gross profit percentage for the antenna product line increased by 1.0% for the three months ended June 30, 2020 compared to the same period in 2019 due to more favorable mix within the product line and cost reductions in China. The gross profit percentage for test & measurement products increased by 7.4% for the three months ended June 30, 2020 compared to the same period in 2019 due to revenue mix with more software content and lower inventory reserve provision expense.  Additionally, there was no intangible amortization expense in cost of sales for test & measurement products in the three months ended June 30, 2020 compared to $0.2 million in the comparable period in 2019.

The gross profit percentage increased by 3.6% for the six months ended June 30, 2020 compared to the same period in 2019 due to higher gross profit percentages for each of the product lines and a higher percentage of revenues from test & measurement products.  Higher-margin test & measurement products comprised approximately 33% of the revenues in the six months ended June 30, 2020 compared to approximately 30% of the revenues in the same period in 2019. The gross profit percentage for the antenna product line increased by 1.5% for the six months ended June 30, 2020 compared to the same period in 2019 due to more favorable mix within the product line and cost reductions in China. The gross profit percentage for test & measurement products increased by 4.9% for the six months ended June 30, 2020 compared to the same period in 2019 due to revenue mix with more software content and lower inventory reserve provision expense and because of reduced intangible amortization expense in cost of sales for test & measurement products.

Consolidated Operating Expenses

	Three Months Ended June 30,		Three Months Ended June 30,	% of Revenues
	2020	Change	2019	2020	2019
Research and development	$3,070	$64	$3,006	15.5%	12.8%
Sales and marketing	2,397	(700)	3,097	12.1%	13.2%
General and administrative	2,945	(969)	3,914	14.8%	16.7%
Amortization of intangible assets	0	(48)	48	0.0%	0.2%
Restructuring expenses	11	11	0	0.1%	0.0%
Total	$8,423	$(1,642)	$10,065	42.5%	42.9%

	Six Months Ended June 30,		Six Months Ended June 30,	% of Revenues
	2020	Change	2019	2020	2019
Research and development	$6,099	$90	$6,009	16.3%	13.6%
Sales and marketing	5,539	(356)	5,895	14.8%	13.4%
General and administrative	5,747	(1,420)	7,167	15.4%	16.3%
Amortization of intangible assets	33	(89)	122	0.1%	0.3%
Restructuring expenses	98	98	0	0.3%	0.0%
Total	$17,516	$(1,677)	$19,193	46.9%	43.6%

Research and development expenses were higher by $0.1 million for the three and six months ended June 30, 2020 compared to the same periods in 2019. Increased spending on outside services and materials for product development and for depreciation expense offset lower incentive compensation expenses in the three and six months ended June 30, 2020 versus the comparable periods in the prior year. For the three months ended June 30, 2020, spending on outside services and materials increased by $0.2 million and depreciation expense increased by $0.1 million, while incentive compensation expense was lower by $0.2 million compared to the same period in the prior year.

For the six months ended June 30, 2020, spending on outside services and materials increased by $0.3 million and depreciation expense increased by $0.1 million, while incentive compensation expense was lower by of $0.3 million compared to the same period in the prior year.

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses decreased $0.7 million for the three months ended June 30, 2020 compared to the same period in 2019 as travel expenses declined by $0.3 million, commissions and incentive compensation declined by $0.2 million, marketing expenses declined by $0.1 million, and due to a recovery of a bad debt write-off of $0.1 million.

Sales and marketing expenses decreased $0.4 million for the six months ended June 30, 2020 compared to the same period in 2019 as travel expenses declined by $0.2 million, commissions and incentive compensation declined by $0.2 million and a recovery of a bad debt write-off of $0.1 million offset higher net salaries of $0.1 million.

General and administrative expenses include costs associated with general management, finance, human resources, IT, legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses decreased by $1.0 million for the three months ended June 30, 2020 compared to the same period in 2019 as cash-based incentive compensation expenses declined by $0.4 million, stock compensation expenses declined by $0.4 million, director fees declined by $0.1 million and other corporate costs declined by $0.1 million.

General and administrative expenses decreased by $1.4 million for the six months ended June 30, 2020 compared to the same period in 2019 as cash-based incentive compensation expenses declined by $0.6 million, stock compensation expenses declined by $0.6 million, director fees declined by $0.1 million and other corporate costs declined by $0.1 million.

Amortization of intangible assets within operating expenses was zero for the three months ended June 30, 2020 and was lower by approximately $0.3 million for the six months ended June 30, 2020 compared to the same period in 2019 as certain intangible assets became fully amortized during the first quarter 2020.  As of March 31, 2020, all intangible assets were fully amortized.

Restructuring expenses of $0.1 million for the six months ended June 30, 2020 consisted of employee severance and payroll related costs associated with the termination of ten employees in connection with our transition of certain manufacturing activities in our Tianjin, China facility to contract manufacturers.  Commencing in the third quarter 2019 and through the second quarter 2020, we separated 94 Tianjin employees and incurred total restructuring expense of $0.6 million for severance costs. During the remainder of 2020, we expect to reduce headcount in Tianjin by an additional 25 to 30 employees and estimate additional restructuring charges of approximately $0.3 million, consisting of severance and other non-cash expenses.

Other Income, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income	$114	$228	$277	$451
Foreign exchange gains (losses)	(18)	85	19	28
Other, net	6	7	4	2
Total	$102	$320	$300	$481
Percentage of revenues	0.5%	1.4%	0.8%	1.1%

Other income, net consists of interest income, foreign exchange gains (losses), and interest expense.  Interest income from investment securities decreased during the three and six months ended June 30, 2020 compared to the prior year periods, primarily due to lower average interest rates.  Foreign exchange losses during the three months ended June 30, 2020 and foreign exchange gains during the six months ended June 30, 2020 were related to fluctuation in the Chinese Yuan compared to the U.S. dollar.  The foreign exchange gains during the three and six months ended June 30, 2019 were also related to the fluctuations in the Chinese Yuan compared with the U.S. Dollar.

Expense for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Expense for income taxes	$8	$8	$16	$17
Effective tax rate	0.7%	0.8%	3.1%	2.7%

We recorded income tax expense of $16 and $17 for the six months ended June 30, 2020 and June 30, 2019, respectively. The expense recorded for the three and six months ended June 30, 2020 and 2019 differed from the Federal statutory rate of 21% primarily because we have a full valuation allowance on our deferred tax assets. The full valuation allowance is due to the uncertainty regarding the utilization of the deferred tax assets.

On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. We considered multiple factors in our evaluation of the need for a valuation allowance. The full valuation allowance against our deferred tax assets was $13.5 million at June 30, 2020 and December 31, 2019. The deferred tax assets consist of domestic deferred tax assets of $13.0 million and foreign deferred tax assets of $0.5 million. We generated book and tax income during 2019 but incurred significant losses in 2018, resulting in a cumulative break-even position for the three years ended December 31, 2019. We recorded pretax book income for the six months ended June 30, 2020 and believe our financial outlook remains positive.  However, the COVID-19 pandemic has created a high level of uncertainty.  Because of difficulties with forecasting financial results historically, and with the uncertainties with the COVID-19 pandemic, we maintained a full valuation allowance on our deferred tax assets at June 30, 2020.  The analysis that we prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. See Note 11 to the condensed consolidated financial statements for more information related to income taxes.

Net Income

Revenues were lower by 15.6% in the second quarter 2020 compared to the prior year, but the net impact of lower operating expenses resulted in 26.7% higher net income versus the comparable period in the prior year.  Operating expenses declined by $1.6 million as lower stock compensation, variable compensation, intangible amortization, and travel expenses contributed to the expense decrease.  Net income was $1.2 million for the three months ended June 30, 2020 compared to $0.9 million for the comparable period in the prior year.

Revenues were lower by 15.3% for the six months ended June 30, 2020.  Operating expenses declined by $1.7 million due to lower stock compensation, variable compensation, intangible amortization, and travel expenses contributed to the expense decrease.  Net income was $0.5 million for the six months ended June 30, 2020 compared to $0.6 million for the comparable period in the prior year.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2020	2019
Net cash flow provided by (used in):
Operating activities	$7,078	$5,069
Investing activities	$(2,960)	$(2,810)
Financing activities	$(4,705)	$(2,486)
Net decrease in cash and cash equivalents	$(587)	$(227)

	June 30,	December 31,
	2020	2019
Cash and cash equivalents at the end of period	$6,458	$7,094
Short-term investments at the end of period	$29,356	$32,556
Long-term investments at the end of period	$3,742	$0
Working capital at the end of period	$52,987	$58,235

Overview

Our primary source of liquidity is cash provided by operations, with short-term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities.  During the six months ended June 30, 2020, our balance sheet provided operating funds.  In periods of expansion, we expect to use cash from our balance sheet.

Within investing activities, capital spending historically ranges between 2.0% and 4.0% of our revenues and the primary use of capital is for manufacturing, engineering, and product development.  Our capital expenditures during the six months ended June 30, 2020 were abnormally high at 6.5% of revenues because of leasehold improvements and office equipment for our new office and production facility for test & measurement products in Clarksburg, Maryland. We historically have significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles.  We have a history of supplementing our organic revenue with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time.  We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the ESPP. We have historically used funds to issue dividends and we periodically repurchase shares of our common stock through share repurchase programs.  On November 6, 2019, the Board of Directors approved a share repurchase program, which was re-approved on March 10, 2020 pursuant to which we were authorized to repurchase up to $7.0 million of our common stock through the end of 2020.  We used $2.0 million for the repurchase of shares during the first quarter 2020, which were funded with cash on hand.  On April 1, 2020, our Board of Directors terminated the share repurchase program due to the uncertainty of the impact of the COVID-19 pandemic on our financial results and to protect our cash position.

At June 30, 2020, our cash, cash equivalents, and investments were approximately $39.6 million, and we had working capital of $53.0 million.  As the COVID-19 pandemic evolves, we are proactively managing our costs and our working capital in order to protect our financial position and maintain our workforce. To preserve cash and liquidity during the three months ended June 30, 2020, we implemented temporary cost reductions, delayed non-essential capital expenditures and suspended our stock repurchase program.  Management believes that these actions along with our cash and investments provide adequate liquidity and working capital to support our operations given our historic ability to generate free cash flow (cash flow from operations less capital spending) and our lack of debt.

Operating Activities:

Operating activities generated $7.1 million of cash during the six months ended June 30, 2020.  We generated $3.6 million of cash from our statement of operations activities and $3.5 million from the balance sheet.  The balance sheet was a net source of cash as reductions in accounts receivable and inventories as well as an inflation in our accounts payable balance offset payments for accrued liabilities.  Accounts receivable decreased by $2.1 million primarily because revenues declined by $3.1 million for the three months ended June 30, 2020 compared to the three months ended December 31, 2019.  Accrued liabilities decreased by $1.2 million primarily because we paid $2.6 million in the first quarter for cash bonuses earned under our 2019 short-term incentive plan.

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

Investing Activities:

Our investing activities used $3.0 million of cash during the six months ended June 30, 2020.  During the six months ended June 30, 2020, redemptions and maturities of our investments provided $25.8 million in funds and we rotated $26.3 million of cash into new investments.  We used $2.4 million for capital expenditures during the six months ended June 30, 2020, primarily related to our new leased facility in Clarksburg, Maryland.  We used cash of $1.4 million for leasehold improvements and other facility related equipment for the facility which opened in January 2020.  During the six months ended Jun 30, 2020 we received $1.0 million in tenant allowances for the Clarksburg facility.  This amount is reflected in operating activities.

Our investing activities used $2.8 million of cash during the six months ended June 30, 2019. During the six months ended June 30, 2019, redemptions and maturities of our short-term investments provided $25.0 million in funds and we rotated $26.8 million of cash into new short-term investments. We used $1.0 million for capital expenditures during the six months ended June 30, 2019.

Financing Activities:

We used $4.7 million in cash for financing activities during the six months ended June 30, 2020.  We used $2.1 million for quarterly cash dividends paid in February and May 2020, and $2.0 million for share repurchases.  We used $1.1 million for payroll taxes related to stock-based compensation.  The tax payments related to restricted stock awards and the short-term incentive plan. On April 16, 2020, we received a $3.5 million paycheck protection program (“PPP”) loan from the Small Business Administration. Based upon subsequent guidance regarding PPP loan eligibility, we returned the funds on April 30, 2020.

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

Off-Balance Sheet Arrangements

None

Contractual Obligations and Commercial Commitments

We had purchase obligations of $9.5 million and $8.0 million at June 30, 2020 and December 31, 2019, respectively, for the purchase of inventory as well as for other goods and services in the ordinary course of business.  Balances for purchases currently recognized as liabilities on the balance sheet are excluded.

We had a liability of $0.8 million related to income tax uncertainties at June 30, 2020 and December 31, 2019.  We do not know the timing of the settlement of this liability.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2019 Form 10-K (Item 7A).  As of June 30, 2020, there have been no material changes in this information.

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

In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified that there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite transitioning nearly all of our administrative workforce to a remote working environment as a result of the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact to their design and operating effectiveness.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business.  All such matters are subject to many uncertainties and outcomes that are not predictable with assurance.  In our opinion, as of June 30, 2020, there were no claims or litigation pending that would be reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A: Risk Factors

See our 2019 Form 10-K (Item 1A).  As of August 10, 2020, there have been no material changes in this information except for updates based on the following risk factors:

The COVID-19 pandemic has adversely impacted, and poses risks to, our business, the nature and extent of which are highly uncertain and unpredictable.

In January 2020, the World Health Organization (the “WHO”) declared a Public Health Emergency of International Concern, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. This pandemic has resulted in a global health crisis that is adversely affecting broader economies, financial markets and our business environment.  We are monitoring the global impact of the COVID-19 pandemic and taking steps to mitigate the accompanying risks by working with our employees, customers, suppliers, and other stakeholders. The pandemic has adversely affected, and is expected to continue to adversely affect, certain elements of our business. Portions of our workforce have been unable to work effectively due to illness and containment measures, including quarantines, facility closures, illness precautions, travel restrictions, and other restrictions. We experienced volatility and delays in customer demand as their businesses were impacted by the pandemic. If the pandemic continues and conditions worsen, we may experience additional adverse impacts on our operational and commercial activities, including rising costs, volatility in customer orders and purchases and declines in collections of accounts receivable, which may be material. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates.  Due to the global breadth of the pandemic, and the range of governmental and community reactions thereto, there is uncertainty around its duration, ultimate impact, and the timing of recovery. Therefore, the pandemic could lead to an extended disruption of economic activity and the impact on our stock price, consolidated results of operations, financial position and cash flows could be material.

We have significant international operations and conducting business in foreign countries involves additional financial, operating, and regulatory risks.

A substantial portion of our manufacturing, and a portion of our research and development and sales activities is conducted outside the United States, primarily in China. There are a number of risks inherent in doing business in foreign countries, including: (i) fluctuations in the value of the U.S. dollar relative to other currencies, and in particular the impact of a re-valuation of the Chinese Yuan; (ii) impact of tariffs or trade wars among the countries in which we do business; (iii) difficulties in repatriation of earnings; (iv) disruption to our supply chain, whether as a result of the spread of COVID-19 or other factors which limit our ability to import materials and export products; (v) nationalist sentiment creating advantages for our competitors in their home countries; (vi) impact of labor unrest; (vii) unexpected legal or regulatory changes, particularly changes related to the COVID-19 pandemic or environmental, labor or manufacturing regulations; (viii) lack of sufficient protection for intellectual property rights and the risk of theft and forced transfer of intellectual property; (ix) difficulties in recruiting and retaining personnel and managing international operations; (x) under-developed infrastructure; and (xi) other unfavorable political or economic factors which could include nationalization of the wireless communications or related industries. If we are unable to manage successfully these and other risks pertaining to our international activities, our operating results, cash flows and financial position could be materially and adversely affected.

Disruption in our manufacturing and supply chains could adversely impact our sales and reputation.

We assemble our antenna products in our facilities located in Bloomingdale, Illinois and Tianjin, China and test & measurement products at our facility in Clarksburg, Maryland. We may experience delays, disruptions, or capacity constraints (whether due to the COVID-19 pandemic or otherwise) or quality control problems at our assembly facilities, which could result in lower yields or delays of product shipments to our customers. In addition, a number of our antenna products are currently manufactured in China via contract manufacturers and we are transitioning additional products currently manufactured in our Tianjin facility to contract manufacturers in China and elsewhere. Any disruption of our own or contract manufacturers' operations could cause delayed product delivery, which could negatively impact our sales, competitive reputation and position. Moreover, if we do not accurately forecast demand for our products, we will have excess or insufficient parts to build our products, either of which could materially affect our operating results and may lead to obsolete inventory.

Given the dynamic nature of the COVID-19 pandemic, our operations, including our manufacturing facilities and those of our contract manufacturers, may slow again depending on whether there are future resurgences in infection rates and the imposition of additional containment measures. Early in the first quarter 2020, our Tianjin, China facility ceased production for approximately one month and our Chinese contract manufacturers ceased production for several weeks due to the COVID-19 outbreak in China, and our U.S. manufacturing facilities shut down for two weeks in April 2020 and operated at less than full capacity in May 2020.  We have limited in-house manufacturing capability. For some product lines, we outsource the manufacturing, assembly, and testing of printed circuit board subsystems. For other product lines, we purchase completed hardware platforms and add our proprietary software. While our suppliers have no unique capability, any failure by these suppliers to meet delivery commitments could cause delayed product delivery and potentially disrupt our supply chain and ability to accept new orders for products. The spread of COVID-19 has impacted supply chains worldwide and may impact our ability to produce and sell products.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of PCTEL, Inc. (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Registration Statement on Form S-1 filed on August 6, 1999). (P)
3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of PCTEL, Inc. (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on June 4, 2020.

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
101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted Inline XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). * filed herewith ** furnished herewith

     (P) paper filing

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PCTEL, Inc.,
a Delaware corporation

/s/ David A. Neumann
David A. Neumann
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2020

/s/ Kevin J. McGowan
Kevin J. McGowan
Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2020